Form 10-K
period 1993-12-26
GANNETT CO INC /DE/
filed 1994-03-22
CIK 39899

Exhibit Index begins
                                                                 on page 11
                                                       --------------------

                    SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------
                         Washington, D.C.   20549
                         ------------------------

                               FORM 10-K
                               ---------

(Mark One)

  x    Annual report pursuant to Section 13 or 15(d) of the
 ---   Securities Exchange Act of 1934 [Fee Required]
       for the fiscal year ended     December 26, 1993    or
                                 ------------------------

       Transition report pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934 [No Fee Required]
       for the transition period from ______________ to
       _____________.


Commission file number         1-6961
                            ------------

                          GANNETT CO., INC.
                        ---------------------
       (Exact name of registrant as specified in its charter)

           Delaware                                  16-0442930
- -------------------------------                ----------------------
(State or other jurisdiction of                (I.R.S. Employer Iden-
  incorporation or organization)                  tification No.)


1100 Wilson Boulevard, Arlington, Virginia      22234
- ------------------------------------------     -------
  (Address of principal executive              (Zip Code)
    offices)


(Registrant's telephone number, including area code)    (703) 284-6000
                                                       ----------------

Securities registered pursuant to
Section 12(b) of the Act:
                                          Name of each exchange
Title of each class                       on which registered

 Common Stock, Par Value $1.00            New York Stock Exchange
- -------------------------------           -----------------------

Securities registered pursuant
to Section 12(g) of the Act:

             None
- ------------------------------
      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X         No
                                           -----           -----


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [      ]


    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1994 was in excess of $7,925,792,318.


    The number of shares outstanding of the registrant's Common Stock, Par Value $1.00, as of March 4, 1994 was 147,163,142.



Documents incorporated by reference.
- ------------------------------------
    (1) Portions of the registrant's Annual Report to Shareholders for fiscal year ended December 26, 1993 in Parts I, II and III.

    (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 3, 1994.





                       CROSS REFERENCE SHEET
                       ---------------------

  The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1993 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1994
("Proxy Statement") as described below:

Part I
- ------
Item 1.   Business.                     Business of the Company  (Annual
                                        Report pp. 51-58).

Item 2.   Properties.                   Properties (Annual Report pp. 39,
                                        54, 55, 57, 62 and 63);
                                        Corporate Facilities (Annual
                                        Report p. 57); Gannett Properties
                                        (Annual Report pp. 64-68).

Item 3.   Legal Proceedings.            Note 9 - Commitments and Contingent
                                        Liabilities - Litigation (Annual
                                        Report p. 46).  Regulation
                                        (Annual Report pp. 54-55).


Item 4.   Submission of Matters         Not Applicable.
          to a Vote of Security
          Holders.


Part II
- -------
Item 5.   Market for Registrant's       Market for the Company's
          Common Equity and             Common Stock (Inside back
          Related Stockholder           cover); Approximate Number of
          Matters.                      Common Stockholders (Annual Report
                                        p. 1); Common Stock Prices
                                        (Annual Report p. 25);
                                        Dividends (Annual Report p. 33).

Item 6.   Selected Financial            Eleven-Year Summary and Notes
          Data.                         to Eleven-Year Summary (Annual
                                        Report pp. 48-50).

Item 7.   Management's Discussion       Management's Discussion and
          and Analysis of               Analysis of Results of
          Financial Condition and       Operations and Financial
          Results of Operations.        Position (Annual Report
                                        pp. 26-33).

Item 8.   Financial Statements          Consolidated Financial State-
          and Supplementary Data.       ments and Notes to Consoli-
                                        dated Financial Statements
                                        (Annual Report pp. 34-46).
                                        Effects of inflation and chang-
                                        ing prices (Annual Report p. 33).
                                        Quarterly Statements of Income
                                        (Annual Report pp. 60-61).

Item 9.   Changes in and Disagreements  None.
          with Accountants on Account-
          ing and Financial Disclosure.


Part III
- --------
Item 10.  Directors and Executive       Executive Officers of the
          Officers of the Registrant.   Company are listed below:

          Thomas L. Chapple - General Counsel, Vice President, and Secretary. Susan Clark-Jackson - President, Gannett West Newspaper Group, and
            President and Publisher, Reno (Nev.) Gazette-Journal.
          Michael J. Coleman - President, Gannett South Newspaper Group, and
            President and Publisher, FLORIDA TODAY at Brevard County.
          John J. Curley - Chairman, President, and Chief Executive Officer. Thomas Curley - President and Publisher, USA TODAY.
          Philip R. Currie - Vice President, News, Newspaper Division.
          Donald W. Davidson - President, Gannett Outdoor Group.
          Gerard R. DeFrancesco - President, Gannett Radio.
          Thomas J. Farrell - President, Gannett New Media Group.
          Millicent A. Feller - Senior Vice President, Public Affairs
            and Government Relations.
          Lawrence P. Gasho - Vice President, Financial Analysis.
          George R. Gavagan, Vice President, Corporate Accounting Services Madelyn P. Jennings - Senior Vice President, Personnel.
          Douglas H. McCorkindale - Vice Chairman, and Chief Financial
            and Administrative Officer.
          Larry F. Miller - Senior Vice President, Financial Planning,
            and Controller.
          Peter S. Prichard - Senior Vice President, News/Chief News
            Executive, Gannett, and Editor, USA TODAY.
          W. Curtis Riddle - President, Gannett East Newspaper Group, and President and Publisher, Lansing (Mich.) State Journal.
          Carleton F. Rosenburgh - Senior Vice President, Gannett
            Newspaper Division.
          Gary F. Sherlock - Vice President, Gannett Metro Newspaper
            Group, and President and Publisher, Gannett Suburban Newspapers. Mary P. Stier - President, Gannett Central Newspaper Group, and
            President and Publisher, Rockford Register Star
          Jimmy L. Thomas - Senior Vice President, Financial Services
            and Treasurer.
          Ronald Townsend - President, Gannett Television.
          Frank J. Vega - President and Chief Executive Officer, Detroit
            Newspaper Agency.
          Cecil L. Walker - President, Gannett Broadcasting.
          Gary L. Watson - President, Gannett Newspaper Division.
          Susan V. Watson - Vice President, Investor Relations.


          Information concerning the Executive Officers of the Company is included in the Annual Report on pages 22 through 23. Information concerning the Board of Directors of the Company is incorporated by reference to the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K.


Item 11.  Executive Compensation.       Incorporated by reference to the
                                        Company's definitive Proxy Statement
                                        pursuant to General Instruction G(3)
                                        to Form 10-K.

Item 12.  Security Ownership of Certain Incorporated by reference to the
          Beneficial Owners and         Company's definitive Proxy Statement
          Management.                   pursuant to General Instruction G(3)
                                        to Form 10-K.

Item 13.  Certain Relationships and     Incorporated by reference to the
          Related Transactions.         Company's definitive Proxy Statement
                                        pursuant to General Instruction G(3)
                                        to Form 10-K.


Part IV
- -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

          (a) Financial Statements, Financial Statement Schedules and Exhibits.

               (1)  Financial Statements.

                    The following financial statements of the Company and the accountants' report thereon are included on pages 34 through 47 of the Company's 1993 Annual Report to Shareholders and are incorporated herein by reference:

                      Consolidated Balance Sheets as of December 26, 1993
                        and December 27, 1992.

                      Consolidated Statements of Income - Fiscal Years Ended
                        December 26, 1993, December 27, 1992, and
                        December 29, 1991.

                      Consolidated Statements of Cash Flows - Fiscal Years
                        Ended December 26, 1993, December 27, 1992, and December 29, 1991.

                      Consolidated Statements of Changes in Shareholders'
                        Equity - Fiscal Years Ended December 26, 1993, December 27, 1992, and December 29, 1991.

                      Notes to Consolidated Financial Statements.

                      Report of Independent Accountants.

               (2)  Financial Statement Schedules.

                    The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information - December 26, 1993, December 27, 1992, and December 29, 1991" appearing on pages 62 through 63 of the Company's 1993 Annual Report to Shareholders:

                      Schedule V - Property, Plant and Equipment.

                      Schedule VI - Accumulated Depreciation and
                        Amortization of Property, Plant and Equipment.

                      Schedule VIII - Valuation and Qualifying Accounts.

                      Schedule X - Supplementary Income Statement
                        Information.

                    The Report of Independent Accountants on Financial Statement Schedules appears on page 8 of this Annual Report on Form 10-K.

                    Note: Financial statements of the registrant are omitted as the registrant is primarily an operating company and the aggregate of the minority interest in and the debt of consolidated subsidiaries is not material in relation to total consolidated assets. All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

               (3)  Pro Forma Financial Information.

                    Not Applicable.

               (4)  Exhibits.

                    See Exhibit Index for list of exhibits filed with this Annual Report on Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.


          (b)  Reports on Form 8-K.

               None.




UNDERTAKING  (included for purposes of incorporation by reference in the
               Company's Registration Statements on Form S-8)

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.
In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.





               REPORT OF INDEPENDENT ACCOUNTANTS ON
               ------------------------------------
                   FINANCIAL STATEMENT SCHEDULES
                   -----------------------------


To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated January 27, 1994 appearing on page 47 of the 1993 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


s/ PRICE WATERHOUSE
- ----------------------
PRICE WATERHOUSE
Washington, D.C.
January 27, 1994






                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 1994           GANNETT CO., INC.
                                  ---------------------
                                      (Registrant)

                                  By   s/ Douglas H. McCorkindale
                                       ---------------------------------
                                       Douglas H. McCorkindale,
                                       Vice Chairman, and Chief Financial
                                         and Administrative Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated:  February 22, 1994         By   s/ John J. Curley
                                       ---------------------------------
                                       John J. Curley,
                                       Director, and Chairman, President
                                         and Chief Executive Officer


Dated:  February 22, 1994         By   s/ Douglas H. McCorkindale
                                       ---------------------------------
                                       Douglas H. McCorkindale,
                                       Director, and Vice Chairman, and
                                         Chief Financial and
                                         Administrative Officer


Dated:  February 22, 1994         By   s/ Larry F. Miller
                                       ---------------------------------
                                       Larry F. Miller,
                                       Senior Vice President, Financial
                                         Planning and Controller


Dated:  February 22, 1994         By   s/ Andrew F. Brimmer
                                       ---------------------------------
                                       Andrew F. Brimmer, Director


Dated:  February 22, 1994         By   s/ Meredith A. Brokaw
                                       ---------------------------------
                                       Meredith A. Brokaw, Director


Dated:  February 22, 1994         By   s/ Rosalynn Carter
                                       ---------------------------------
                                       Rosalynn Carter, Director


Dated:  February 22, 1994         By   s/ Peter B. Clark
                                       ---------------------------------
                                       Peter B. Clark, Director


Dated:  February 22, 1994         By   s/ Stuart T. K. Ho
                                       ---------------------------------
                                       Stuart T.K. Ho, Director


Dated:  February 22, 1994         By   s/
                                       ---------------------------------
                                       John J. Louis, Jr., Director


Dated:  February 22, 1994         By   s/ Rollan D. Melton
                                       ---------------------------------
                                       Rollan D. Melton, Director


Dated:  February 22, 1994         By   s/ Thomas A. Reynolds
                                       ---------------------------------
                                       Thomas A. Reynolds, Jr., Director


Dated:  February 22, 1994         By   s/ Carl T. Rowan
                                       ---------------------------------
                                       Carl T. Rowan, Director


Dated:  February 22, 1994         By   s/ Dolores D. Wharton
                                       ---------------------------------
                                       Dolores D. Wharton, Director





                           EXHIBIT INDEX
                           -------------
Exhibit
Number           Exhibit                           Location
- -------          -------                           --------
3-1      Second Restated Certificate              Attached.
         of Incorporation of Gannett Co.,
         Inc.

         Amendment to Restated                    Attached.
         Certificate of Incorporation.

3-2      By-laws of Gannett Co., Inc.             Attached.

4-1      $1,000,000,000 Revolving                 Attached.
         Credit Agreement among
         Gannett Co., Inc. and the
         Banks named in the Agreement.

4-2      $500,000,000 Revolving                   Attached.
         Credit Agreement among
         Gannett Co., Inc. and the
         Banks named in the Agreement.

4-3      Indenture dated as of March 1,           Incorporated by reference to Exhibit 4-2 of
         1983 with Citibank, N.A. as              Gannett Co., Inc.'s Form 10-K for fiscal
         trustee.                                 year ended December 29, 1985.

4-4      First Supplemental Indenture             Incorporated by reference to Exhibit 4 of
         dated as of November 5, 1986             Gannett Co., Inc.'s Form 8-K dated
         among Gannett Co., Inc.,                 November 6, 1986.
         Citibank, N.A., Trustee and
         Sovran Bank, N.A., Successor
         Trustee.

4-5      Rights Plan.                             Incorporated by reference to Exhibit 1 of
                                                  Gannett Co., Inc.'s Form 8-K filed May 23,
                                                  1990.

10-1     Employment Agreement dated               Incorporated by reference to Gannett Co.,
         December 7, 1992 between                 Inc.'s Form 10-K for fiscal year ended
         Gannett Co., Inc. and John J.            December 27, 1992.
         Curley. (*)

10-2     Employment Agreement dated               Incorporated by reference to Gannett Co.,
         December 7, 1992 between                 Inc.'s Form 10-K for fiscal year ended
         Gannett Co., Inc. and Douglas H.         December 27, 1992.
         McCorkindale. (*)

10-3     Gannett Co., Inc. 1978 Executive         Incorporated by reference to Exhibit 10-3 of
         Long-Term Incentive Plan. (*)            Gannett Co., Inc.'s Form 10-K for fiscal year
                                                  ended December 28, 1980, SEC file No.
                                                  1-6961.  Amendment No. 1 incorporated by
                                                  reference to Exhibit 20-1 of Gannett Co.,
                                                  Inc.'s Form 10-K for fiscal year ended
                                                  December 27, 1981, SEC file No. 1-6961.
                                                  Amendment No. 2 incorporated by reference
                                                  to Exhibit 10-2 of Gannett Co., Inc.'s Form
                                                  10-K for the fiscal year ended December 25,
                                                  1983.  Amendments Nos. 3 and 4
                                                  incorporated by reference to Exhibit 4-6 of
                                                  Gannett Co., Inc.'s Form S-8 Registration
                                                  Statement No. 33-28413 filed May 1, 1989.
                                                  Amendments Nos. 5 and 6 incorporated by
                                                  reference to Exhibit 10-8 of Gannett Co.,
                                                  Inc.'s Form 10-K for the fiscal year ended
                                                  December 31, 1989.

10-4     Description of supplemental              Attached.
         insurance benefits. (*)

10-5     Gannett Co., Inc. Supplemental           Incorporated by reference to Exhibit 10-8 of
         Retirement Plan, as amended. (*)         Gannett Co., Inc's Form 10-K for the fiscal
                                                  year ended December 27, 1986 ("1986
                                                  Form 10-K")

10-6     Plan for the Deferral of Directors       Incorporated by reference to Exhibit 10-9 of
         Fees, as amended. (*)                    the 1986 10-K.  1991 Amendment incorpo-
                                                  rated by reference to Exhibit 10-1 to Gannett
                                                  Co., Inc.'s Form 10-Q for the quarter ended
                                                  September 29, 1991.

10-7     Gannett Co., Inc. Retirement             Incorporated by reference to Exhibit 10-10 of
         Plan for Directors. (*)                  the 1986 10-K.  1991 Amendment incorpo-
                                                  rated by reference to Exhibit 10-2 to Gannett
                                                  Co., Inc.'s Form 10-Q for the quarter ended
                                                  September 29, 1991.

10-8     Gannett Co., Inc. 1987 Deferred          Attached.
         Compensation Plan, as restated.(*)

10-9     Gannett Co., Inc. Transitional           Incorporated by reference to Exhibit 10-13 of
         Compensation Plan. (*)                   Gannett Co., Inc.'s Form 10-K for the fiscal
                                                  year ended December 30, 1990.

11       Statement re computation of              Attached.
         earnings per share.

13       Portions of 1993 Annual Report           Attached.
         to Shareholders incorporated
         by reference.

22       Subsidiaries of Gannett Co., Inc.        Attached.

24       Consent of Independent                   Attached.
         Accountants.

99       Descriptions of graphics presented in    Attached.
         the paper copy of Gannett Co., Inc.'s
         Annual Report for the fiscal year
         ended December 26, 1993.


 (*) Asterisks identify management contracts, and compensatory plans or arrangements.

 The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.