Form 10-Q
period 1994-03-27
GANNETT CO INC /DE/
filed 1994-05-10
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549

                                        FORM 10-Q
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 1994
     or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

                           Commission file number     1-6961

                                    GANNETT CO., INC.
                 (Exact name of registrant as specified in its charter)

           Delaware                                   16-0442930
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                     Identification No.)


1100 Wilson Boulevard, Arlington, Virginia      22234
(Address of principal executive offices)    (Zip Code)


                                        (703) 284-6000
                  (Registrant's telephone number, including area code)


            _________________________________________________________________

       (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X         No  ____


The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 27, 1994 was 147,170,645.

PART I.   FINANCIAL INFORMATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Operating Summary

Income from operations for the first quarter of 1994 rose $22.3 million or 19%, reflecting significant performance gains by the Company's newspaper and broadcast divisions. For newspapers, stronger demand for classified advertising contributed to a 9% earnings gain. Improved broadcast earnings, which rose 134%, resulted principally from radio and television advertising revenue growth and lower costs. Broadcast earnings comparisons with 1993 were also favorably affected by the recent sale of four radio stations and the Company's television station in Boston.


Newspapers

Newspaper publishing revenues rose $31.7 million or 4% in the first quarter of 1994. Newspaper advertising revenue rose $27.2 million or 6% in the quarter, reflecting continued gains in classified, particularly in the employment category. Pro forma advertising linage rose 4%. "Run-of-press" (ROP) advertising rose 3%, as classified and national linage each rose 7%. Local linage declined 2%, as demand by major retailers continued soft. Preprint linage rose 6% for the quarter.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the first quarters of 1994 and 1993:

Advertising revenue, in thousands of dollars (Pro Forma)

First quarter     1994          1993           % Change

Local           $181,339      $179,117            1

National          74,493        70,594            6

Classified       160,244       143,786           11

Total Run-
  of-Press       416,076       393,497            6

Preprint
  and other
  advertising     76,168        72,434            5

Total ad
  revenue       $492,244      $465,931            6

Advertising linage, in thousands of inches (Pro Forma)

First quarter    1994           1993           % Change

Local           7,228          7,340             (2)

National          501            468              7

Classified      7,285          6,790              7

Total Run-
  of-Press     15,014         14,598              3

Preprint       13,756         13,020              6

Total ad
  linage       28,770         27,618              4


Newspaper circulation revenues for the quarter rose $2.1 million or 1%. Net paid daily and Sunday circulation for the Company's local newspapers fell slightly for the quarter. USA TODAY reported an average daily paid circulation of 2,025,250 in the ABC Publisher's statement for the six months ended March 27, 1994, which, subject to audit, was down less than 1% from the comparable period a year ago.

Operating costs in total for the newspaper segment rose $20.1 million or 3% for the quarter. Newsprint costs declined slightly, reflecting lower prices from a year ago, partly offset by higher consumption. The Company expects newsprint prices to rise later in 1994. Payroll costs rose 2%. Other production related costs rose from prior year levels, and employee benefit costs were also higher, particularly for health care and pensions.

Newspaper operating income rose $11.6 million or 9% for the first quarter, due principally to the improved ad revenue environment. Most of the Company's local newspapers reported improved ad revenues and operating income results, with the larger papers posting the strongest gains. At USA Today, operating results were lower for the quarter. Revenues were even while operating costs rose slightly.

Broadcast

Broadcast revenues rose $1.1 million or 1% for the quarter, while
operating costs declined $11 million or 15%.   On a pro forma
basis, broadcast revenues increased 14% and operating costs declined 1%.

On a pro forma basis, local television revenues increased 12% while national revenues increased 15%. Winter Olympics advertising at the Company's two CBS affiliates contributed to the overall growth in television revenues. Pro forma radio revenues increased 27%.

Operating income rose $12.1 million or 134%, reflecting strong gains at most of the Company's television stations and all of the Company's radio stations. Broadcast earnings were also favorably affected by the recent sale of four radio stations in Kansas City and St. Louis, Missouri and the Company's television station in Boston.


Outdoor

Outdoor revenues declined $0.9 million or 2% for the quarter, while operating costs were down slightly. The Outdoor group reported a seasonal operating loss of $4.7 million in the first quarter, compared to a loss of $4.1 million in the first quarter of 1993.


Non-operating income and expense

Interest expense was up slightly for the first quarter, reflecting higher average interest rates, partially offset by lower average borrowings.


Net Income

Net income rose $12.4 million or 19% for the quarter. Net income per share rose to $0.54 from $0.46 in 1993, an increase of 17%. The weighted average number of shares outstanding totaled 147,123,000 for the first quarter of 1994 compared with 145,789,000 for 1993. The increase in shares outstanding is due principally to the effect of shares issued in connection with the acquisition of the Honolulu Advertiser in 1993 and shares issued in connection with employee stock awards.

Liquidity and capital resources

Cash flow from operating activities totaled $142 million for the first quarter of 1994 compared with $164.8 million a year ago.
Working capital at the end of the first quarter totaled $169.3 million, down from $302.8 million at the end of 1993, due mainly to payment of long-term debt, pension funding and expenditures for capital equipment and other investments.

Capital expenditures for the quarter totaled $28.1 million, compared with $32 million in 1993. The Company's long-term debt (commercial paper obligations) was reduced by $109 million from operating cash flows in the first quarter of 1994. The Company's regular quarterly dividend of $0.33 per share, totaling $48.6 million, was declared in the first quarter and paid on April 1, 1994.

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



 ASSETS                                    March 27, 1994      Dec. 26, 1993
 ------                                    --------------      --------------
 Current Assets:
   Cash...............................    $    16,716,000    $    32,461,000
   Marketable securities..............         12,721,000         43,034,000
   Trade receivables, less allowance
   (1994 - $15,539,000; 1993 -
   $13,915,000).......................        403,568,000        449,063,000
   Other receivables..................        110,274,000        135,036,000
   Inventories (materials and supplies)        46,903,000         53,094,000
   Prepaid expenses...................         48,926,000         45,269,000
                                            -------------      -------------
     Total current assets.............        639,108,000        757,957,000
                                            -------------      -------------
 Property, plant and equipment:
   Cost...............................      2,817,436,000      2,794,610,000
   Less accumulated depreciation......     (1,354,086,000)    (1,316,341,000)
                                            -------------      -------------
   Net property, plant and equipment..      1,463,350,000      1,478,269,000
                                            -------------      -------------
 Intangible and other assets:
   Excess of cost of subsidiaries over
    net tangible assets acquired, less
    amortization (1994 - $408,228,000;
    1993 - $396,915,000)..............      1,489,530,000      1,501,102,000
   Other assets.......................        159,235,000         86,470,000
                                            -------------      -------------
     Total intangible and other assets      1,648,765,000      1,587,572,000
                                            -------------      -------------
     Total assets.....................    $ 3,751,223,000    $ 3,823,798,000
                                            =============      =============

 LIABILITIES & SHAREHOLDERS' EQUITY
 ----------------------------------
 Current Liabilities:
   Current portion of long-term debt..    $       117,000    $       164,000
   Accounts payable and current portion
    of film contracts payable.........        159,994,000        187,208,000
   Compensation, interest and other
    accruals..........................        136,240,000        140,457,000
   Dividend payable...................         48,506,000         48,399,000
   Income taxes.......................         48,196,000          5,760,000
   Deferred income....................         76,769,000         73,151,000
                                            -------------      -------------
      Total current liabilities.......        469,822,000        455,139,000

   Deferred income taxes..............        197,180,000        205,314,000
   Long-term debt, less current portion       741,748,000        850,686,000
   Retiree medical and life insurance.        310,647,000        308,024,000
   Other long-term liabilities........         87,090,000         96,715,000
                                            -------------      -------------
   Total liabilities..................      1,806,487,000      1,915,878,000
                                            -------------      -------------
 Shareholders' Equity:
   Preferred stock of $1 par value
    per share.  Authorized 2,000,000
    shares, issued - none
   Common stock of $1 par value per
   share.  Authorized 400,000,000
   shares; issued 162,211,590 shares..        162,212,000        162,212,000
   Additional paid-in capital.........         69,616,000         70,938,000
   Retained earnings..................      2,395,344,000      2,366,246,000
   Foreign currency translation
     adjustment.......................        (12,590,000)        (9,442,000)
                                            -------------      -------------
   Total..............................      2,614,582,000      2,589,954,000
   Less treasury stock - 15,040,945
    shares and 15,244,733 shares,
    respectively, at cost.............       (632,340,000)      (643,787,000)
   Deferred compensation related to
    ESOP..............................        (37,506,000)       (38,247,000)
                                            -------------      -------------
      Total shareholders' equity......      1,944,736,000      1,907,920,000
      Total liabilities and                 -------------      -------------
       shareholders' equity...........    $ 3,751,223,000    $ 3,823,798,000
                                            =============      =============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                              Thirteen weeks ended
                                           March 27, 1994   March 28, 1993
                                           --------------   --------------
   Net Operating Revenues:
   Newspaper advertising...............      $492,244,000    $465,072,000
   Newspaper circulation...............       212,140,000     210,053,000
   Broadcasting........................        84,007,000      82,876,000
   Outdoor advertising.................        46,921,000      47,825,000
   Other...............................        41,313,000      38,904,000
                                             ------------    ------------
   Total...............................       876,625,000     844,730,000
                                             ------------    ------------
   Operating Expenses:
   Cost of sales and operating expenses,
    exclusive of depreciation..........       516,424,000     509,377,000
   Selling, general and administrative
    expenses, exclusive of depreciation       165,945,000     163,007,000
   Depreciation........................        40,490,000      40,947,000
   Amortization of intangible assets...        11,310,000      11,279,000
                                             ------------    ------------
   Total...............................       734,169,000     724,610,000
                                             ------------    ------------
   Operating income....................       142,456,000     120,120,000
                                             ------------    ------------
   Non-operating income (expense):
   Interest expense....................       (11,168,000)    (11,045,000)
   Other...............................         1,023,000       1,492,000
                                             ------------    ------------
   Total...............................       (10,145,000)     (9,553,000)
                                             ------------    ------------
   Income before income taxes..........       132,311,000     110,567,000
   Provision for income taxes..........        53,600,000      44,225,000
                                             ------------    ------------
   Net income..........................      $ 78,711,000    $ 66,342,000
                                             ============    ============
   Net income per share................         $0.54           $0.46
                                             ============    ============

   Dividends per share.................         $0.33           $0.32
                                             ============    ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Thirteen Weeks Ended
                                                March 27, 1994    March 28, 1993
Cash Flows From Operating Activities:
Net income ................................       $78,711,000       $66,342,000
Adjustments to reconcile net income
to operating cash flows:
  Depreciation.............................        40,490,000        40,947,000
  Amortization of intangibles..............        11,310,000        11,279,000
  Deferred income taxes....................        (4,134,000)       (1,418,000)
  Gain on sale of assets  .................           (56,000)         (479,000)
Changes in assets and liabilities,
 net of acquisitions:
  Decrease in receivables.................         40,499,000        56,036,000
  (Increase) decrease in inventories......          6,191,000       (13,824,000)
  Increase in film broadcast
   rights, net of liabilities.............         (1,052,000)          (30,000)
  Decrease in accounts payable............        (22,785,000)      (10,957,000)
  Increase in interest and
   taxes payable..........................         35,228,000        22,023,000
  Change in pension asset.................        (45,900,000)
  Other changes, net......................          3,804,000        (5,070,000)
                                                  -----------       -----------
Net cash flow from operating activities....       142,306,000       164,849,000
                                                  -----------       -----------
Cash Flows From Investing Activities:
  Purchase of property, plant and equipment..     (28,082,000)      (31,995,000)
  Increase in other investments..............     (23,529,000)
  Proceeds from sale of assets...............      18,121,000        10,664,000
                                                  -----------       -----------
Net cash used by investing activities......       (33,490,000)      (21,331,000)
                                                  -----------       -----------
Cash Flows From Financing Activities:
  Proceeds from long-term debt...............                       274,125,000
  Payments of long-term debt.................    (108,985,000)     (379,635,000)
  Dividends paid.............................     (48,457,000)      (46,202,000)
  Proceeds from issuance of common shares....       2,298,000         3,488,000
                                                  -----------       -----------
Net cash used for financing activities.....      (155,144,000)     (148,224,000)
                                                  -----------       -----------
Effect of currency exchange rate change....           270,000           956,000
                                                  -----------       -----------
Net decrease in cash and cash equivalents..       (46,058,000)       (3,750,000)

Balance of cash and cash equivalents
 at beginning of year......................        75,495,000        73,329,000
                                                 ------------       -----------
Balance of cash and cash equivalents
 at end of first quarter...................       $29,437,000       $69,579,000
                                                 ============       ===========

    BUSINESS SEGMENT INFORMATION



                                    Thirteen weeks ended
                               March 27, 1994   March 28, 1993
                              ---------------  ---------------


    OPERATING REVENUES
    ------------------

    NEWSPAPER PUBLISHING     $   745,697,000  $   714,029,000
    BROADCASTING                  84,007,000       82,876,000
    OUTDOOR ADVERTISING           46,921,000       47,825,000
                              ---------------  ---------------
                             $   876,625,000  $   844,730,000
                              ===============  ===============



    OPERATING INCOME (NET OF DEPRECIATION AND AMORTIZATION)
    -------------------------------------------------------

    NEWSPAPER PUBLISHING     $   142,660,000  $   131,054,000
    BROADCASTING                  21,173,000        9,036,000
    OUTDOOR ADVERTISING           (4,729,000)      (4,061,000)
    CORPORATE                    (16,648,000)     (15,909,000)
                              ---------------  ---------------
                             $   142,456,000  $   120,120,000
                              ===============  ===============



    DEPRECIATION & AMORTIZATION
    ---------------------------

    NEWSPAPER PUBLISHING     $    37,573,000  $    36,733,000
    BROADCASTING                   7,081,000        7,898,000
    OUTDOOR ADVERTISING            4,572,000        4,731,000
    CORPORATE                      2,574,000        2,864,000
                              ---------------  ---------------
                             $    51,800,000  $    52,226,000
                              ===============  ===============

PART II.   OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.
             See Exhibit Index for list of exhibits filed with this report. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

       (b)   Reports on Form 8-K.
             None.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GANNETT CO., INC.


Dated:   May 10, 1994                       s/ Larry F. Miller
                                            ------------------------------
                                            Larry F. Miller
                                            Senior Vice President/Financial
                                            Planning and Controller


Dated:   May 10, 1994                       s/ Thomas L. Chapple
                                            ------------------------------
                                            Thomas L. Chapple
                                            General Counsel and Secretary

                                      EXHIBIT INDEX


Exhibit
Number       Title or Description               Location

 4-1         $1,000,000,000 Revolving           Incorporated by reference to
             Credit Agreement among             Exhibit 4-1 to Gannett Co.,
             Gannett Co., Inc. and the          Inc.'s Form 10-K for the fiscal
             Banks named therein.               year ended December 26, 1993.


 4-2         $500,000,000 Revolving             Incorporated by reference to
             Credit Agreement among             Exhibit 4-2 to Gannett Co.,
             Gannett Co., Inc. and the          Inc.'s Form 10-K for the fiscal
             Banks named therein.               year ended December 26, 1993.


 4-3         Indenture dated as of March 1,     Incorporated by reference to
             1983 between Gannett Co., Inc.     Exhibit 4-2 to Gannett Co.,
             and Citibank, N.A., as Trustee.    Inc.'s Form 10-K for the fiscal
                                                year ended December 29, 1985.


 4-4         First Supplemental Indenture       Incorporated by reference to
             dated as of November 5, 1986       Exhibit 4 to Gannett Co., Inc.'s
             among Gannett Co., Inc.,           Form 8-K filed on November 9,
             Citibank, N.A., as Trustee, and    1986.
             Sovran Bank, N.A., as
             Successor Trustee.


 4-5         Rights Plan.                       Incorporated by reference to
                                                Exhibit 1 to Gannett Co., Inc.'s
                                                Form 8-K filed on May 23, 1990.


 11          Statement re computation of
             earnings per share.                Attached.



Gannett Co., Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.