Form 10-Q
period 1994-06-26
GANNETT CO INC /DE/
filed 1994-08-09
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549

                                        FORM 10-Q
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 26, 1994
     or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

                           Commission file number     1-6961

                                    GANNETT CO., INC.
                 (Exact name of registrant as specified in its charter)

          Delaware                                 16-0442930
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



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


The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 26, 1994 was 147,139,039.

PART I.   FINANCIAL INFORMATION


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


1994 Acquisition

On May 3, 1994, the Company purchased Nursing Spectrum, which publishes a group of biweekly periodicals specializing in advertising for nursing employment. The acquisition did not materially affect results of operations or financial condition.


Operating Summary

Income from operations for the second quarter of 1994 rose $29.6 million or 15%, reflecting significant performance gains by the Company's newspaper and broadcast divisions. For newspapers, stronger demand for classified advertising coupled with modest growth in costs contributed to a 12% earnings gain. Improved broadcast earnings, which rose 29%, resulted principally from television advertising revenue growth at presently owned stations.

Operating income for the first six months of 1994 rose $51.9 million or 16%.

Newspapers

Newspaper publishing revenues rose $31.4 million or 4% in the second quarter of 1994 and $63.1 million or 4% for the year-to-date. Newspaper advertising revenue rose $26.9 million or 5% for the quarter and $54.1 million or 6% for the first six months,
reflecting continued gains in classified advertising.   Help-
wanted advertising has contributed to higher classified revenues at most of the Company's local newspapers.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the second quarter and year-to-date periods of 1994 and 1993:

Advertising revenue, in thousands of dollars (pro forma)


Second quarter    1994          1993           % Change

Local           $195,080      $193,670            1

National          80,272        78,515            2

Classified       180,902       159,913           13

Total Run-
  of-Press       456,254       432,098            6

Preprint
  and other
  advertising     83,896        81,830            3

Total ad
  revenue       $540,150      $513,928            5



Advertising linage, in thousands of inches (pro forma)

Second quarter    1994          1993           % Change

Local              7,898         8,055           (2)

National             581           559            4

Classified         8,251         7,635            8

Total Run-
  of-Press        16,730        16,249            3

Preprint          16,754        16,464            2

Total ad
  linage          33,484        32,713            2

Advertising revenue, in thousands of dollars (pro forma)


Year-to-date      1994           1993          % Change

Local         $  376,417    $  372,785             1

National         154,765       149,109             4

Classified       341,149       303,699            12

Total Run-
  of-Press       872,331       825,593             6

Preprint
  and other
  advertising    160,063       154,264             4

Total ad
  revenue     $1,032,394      $979,857             5



Advertising linage, in thousands of inches (pro forma)

Year-to-date     1994           1993           % Change

Local            15,127        15,397             (2%)

National          1,082         1,027              5%

Classified       15,551        14,449              8%

Total Run-
  of-Press       31,760        30,873              3%

Preprint         30,533        29,531              3%

Total ad
  linage         62,293        60,404              3%


Newspaper circulation revenues rose $2.8 million or 1% for the quarter and $4.9 million or 1% for the first six months. Net paid daily and Sunday circulation for the Company's local newspapers fell slightly for the quarter and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,025,250 in the ABC Publisher's statement for the six months ended March 27, 1994, which, subject to audit, was down less than 1% from the comparable period a year ago.

Operating costs in total for the newspaper segment rose $10.8 million or 2% for the quarter and $30.8 million or 3% for the year-to-date. Newsprint costs declined 6% for the quarter and 3% for the year-to-date, reflecting lower prices from a year ago, partly offset by higher consumption. The Company expects newsprint prices to trend higher than year ago levels for the remainder of 1994. Payroll costs rose 2% for the quarter and for the year-to-date.

Newspaper operating income rose $20.7 million or 12% for the quarter and $32.3 million or 10% for the first six months, due principally to the improved ad revenue environment and lower newsprint costs. Most of the Company's local newspapers reported improved ad revenues and operating income results. At USA Today, operating results improved for the quarter and were down slightly for the year-to-date. Revenues were up 1% for the quarter and were even for the first six months.

Broadcast

Broadcast revenues were down $1.5 million or 1% for the second quarter and were even for the first six months, while operating costs declined $10.4 million or 13% for the quarter and $21.4
million or 14% for the year-to-date.   On a pro forma basis,
broadcast revenues increased 10% for the quarter and 12% for the year-to-date, while operating costs increased 3% for the quarter and 2% for the first six months.

On a pro forma basis, local television ad revenues increased 8% for the quarter and 10% for the year to date. Pro forma national revenues increased 12% for the quarter and 13% for the year-to-date. Pro forma radio revenues increased 18% for the quarter and 22% for the first six months, reflecting improved market shares at key radio stations. Operating income rose $8.9 million or 29% for the quarter and $21 million or 53% for the year-to-date, reflecting strong gains at most of the Company's television and radio stations. For the year-to-date period, broadcast earnings were also favorably affected by the recent sale of four radio stations in Kansas City and St. Louis, Mo., and the Company's television station in Boston.

Outdoor

Outdoor revenues declined $0.8 million or 1% for the quarter and $1.7 million or 2% for the year-to-date, while operating costs were flat for the quarter and year-to-date. Operating income for Outdoor declined $0.7 million or 8% for the quarter and $1.4 million or 29% for the year-to-date.

Non-operating income and expense

Interest expense declined $2.8 million or 21% for the quarter and $2.7 million or 11% for the year-to-date. Average borrowings were lower during the first half of 1994, but average interest rates on borrowed funds were higher than a year ago.

Net Income

Net income rose $18.1 million or 16% for the quarter and $30.5 million or 17% for the first six months. Net income per share was $0.90 for the quarter compared to $0.78 in 1993, an increase of 15%. For the year-to-date, net income per share rose to $1.43 from $1.23 in 1993, a 16% increase. The weighted average number of shares outstanding totaled 147,169,000 for the second quarter of 1994 compared with 146,628,000 for the second quarter of 1993. Average shares outstanding for the year-to-date totaled 147,146,000 for 1994 and 146,208,000 for 1993. The increase in shares outstanding is due principally to the effect of shares issued in connection with the acquisition of the Honolulu Advertiser in 1993.


Liquidity and capital resources

Cash flow from operating activities totaled $358.3 million for the first half of 1994 compared with $258.7 million a year ago.
Working capital totaled $103.7 million, down from $302.8 million at the end of 1993.

Capital expenditures for the year-to-date totaled $68 million, compared with $64 million in 1993. The Company's long-term debt (commercial paper obligations) was reduced by $223 million from operating cash flows in the first half of 1994. The Company's regular quarterly dividend of $0.33 per share was declared in the first and second quarters of 1994 and totaled $97.1 million.

During the second quarter, the Company announced it would resume a 7.5 million share repurchase program, originally authorized in 1988. Approximately 4.5 million shares had been purchased prior to 1994; more than one million shares have been purchased recently.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                     June 26, 1994        Dec. 26, 1993
- ------                                    --------------        --------------
Current Assets:
  Cash...............................    $    27,919,000      $    32,461,000
  Marketable securities..............         15,550,000           43,034,000
  Trade receivables, less allowance
  (1994 -  $16,319,000 ; 1993 -
  $13,915,000).......................        449,130,000          449,063,000
  Other receivables..................         31,786,000          135,036,000
  Inventories (materials and supplies)        39,342,000           53,094,000
  Prepaid expenses...................         51,060,000           45,269,000
                                           -------------        -------------
    Total current assets.............        614,787,000          757,957,000
                                           -------------        -------------
Property, plant and equipment:
  Cost...............................      2,841,029,000        2,794,610,000
  Less accumulated depreciation......     (1,382,133,000)      (1,316,341,000)
                                           -------------        -------------
  Net property, plant and equipment..      1,458,896,000        1,478,269,000
                                           -------------        -------------
Intangible and other assets:
  Excess of cost of subsidiaries over
   net tangible assets acquired, less
   amortization (1994 - $419,123,000 ;
   1993 - $396,915,000)..............      1,505,278,000        1,501,102,000
  Other assets.......................        167,993,000           86,470,000
                                           -------------        -------------
    Total intangible and other assets      1,673,271,000        1,587,572,000
                                           -------------        -------------
    Total assets.....................    $ 3,746,954,000      $ 3,823,798,000
                                           =============        =============
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
  Current portion of long-term debt..    $        90,000      $       164,000
  Accounts payable and current portion
   of film contracts payable.........        177,370,000          187,208,000
  Compensation, interest and other
   accruals..........................        152,866,000          140,457,000
  Dividend payable...................         48,495,000           48,399,000
  Income taxes.......................         56,844,000            5,760,000
  Deferred income....................         75,409,000           73,151,000
                                           -------------        -------------
     Total current liabilities.......        511,074,000          455,139,000

  Deferred income taxes..............        192,683,000          205,314,000
  Long-term debt, less current portion       627,012,000          850,686,000
  Retiree medical and life insurance.        312,157,000          308,024,000
  Other long-term liabilities........         85,294,000           96,715,000
                                           -------------        -------------
  Total liabilities..................      1,728,220,000        1,915,878,000
                                           -------------        -------------
Shareholders' Equity:
  Preferred stock of $1 par value
   per share.  Authorized 2,000,000
   shares, issued - none
  Common stock of $1 par value per
  share.  Authorized 400,000,000
  shares; issued 162,211,590 shares..        162,212,000          162,212,000
  Additional paid-in capital.........         69,504,000           70,938,000
  Retained earnings..................      2,478,548,000        2,366,246,000
  Foreign currency translation
    adjustment.......................        (11,643,000)          (9,442,000)
                                           -------------        -------------
  Total..............................      2,698,621,000        2,589,954,000
  Less treasury stock - 15,072,551
   shares and 15,244,733 shares,
   respectively, at cost.............       (643,198,000)        (643,787,000)
  Deferred compensation related to
   ESOP..............................        (36,689,000)         (38,247,000)
                                           -------------        -------------
     Total shareholders' equity......      2,018,734,000        1,907,920,000
     Total liabilities and                 -------------        -------------
      shareholders' equity...........    $ 3,746,954,000      $ 3,823,798,000
                                           =============        =============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             Thirteen weeks ended               Twenty-six weeks ended
                                        June 26, 1994    June 27, 1993     June 26, 1994    June 27, 1993
                                        -------------    -------------     -------------    -------------
Net Operating Revenues:
Newspaper advertising...............   $  540,150,000   $ 513,226,000     $1,032,394,000   $  978,298,000
Newspaper circulation...............      212,945,000     210,124,000        425,085,000      420,177,000
Broadcasting........................      107,493,000     109,017,000        191,500,000      191,893,000
Outdoor advertising.................       63,181,000      63,987,000        110,102,000      111,812,000
Other...............................       43,112,000      41,415,000         84,425,000       80,319,000
                                          -----------     -----------      -------------    -------------
Total...............................      966,881,000     937,769,000      1,843,506,000    1,782,499,000
                                          -----------     -----------      -------------    -------------
Operating Expenses:
Cost of sales and operating expenses,
 exclusive of depreciation..........      516,083,000     517,941,000      1,032,507,000    1,027,318,000
Selling, general and administrative
 expenses, exclusive of depreciation      168,458,000     166,242,000        334,403,000      329,249,000
Depreciation........................       40,511,000      41,098,000         81,001,000       82,045,000
Amortization of intangible assets...       11,145,000      11,404,000         22,455,000       22,683,000
                                          -----------     -----------      -------------    -------------
Total...............................      736,197,000     736,685,000      1,470,366,000    1,461,295,000
                                          -----------     -----------      -------------    -------------
Operating income....................      230,684,000     201,084,000        373,140,000      321,204,000
                                          -----------     -----------      -------------    -------------
Non-operating income (expense):
Interest expense....................      (10,729,000)    (13,504,000)       (21,897,000)     (24,549,000)
Other...............................        1,418,000       1,848,000          2,441,000        3,340,000
                                          -----------     -----------      -------------    -------------
Total...............................       (9,311,000)    (11,656,000)       (19,456,000)     (21,209,000)
                                          -----------     -----------      -------------    -------------
Income before income taxes..........      221,373,000     189,428,000        353,684,000      299,995,000
Provision for income taxes..........       89,600,000      75,775,000        143,200,000      120,000,000
                                          -----------     -----------      -------------    -------------
Net income..........................   $  131,773,000   $ 113,653,000     $  210,484,000   $  179,995,000
                                          ===========     ===========      =============    =============

Net income per share................            $0.90           $0.78              $1.43            $1.23
                                          ===========     ===========      =============    =============
Dividends per share.................            $0.33           $0.32              $0.66            $0.64
                                          ===========     ===========      =============    =============

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Twenty-six weeks ended
                                                 June 26, 1994    June 27, 1993
Cash Flows From Operating Activities:            -------------    --------------
Net income.................................      $210,484,000      $179,995,000
Adjustments to reconcile net income
 to operating cash flows:
  Depreciation.............................        81,001,000        82,045,000
  Amortization of intangibles..............        22,455,000        22,683,000
  Deferred income taxes....................        (8,631,000)       (9,064,000)
  Gain on sale of assets...................        (3,603,000)       (1,035,000)
  Other, net...............................        11,107,000         3,464,000
  Changes in other assets & liabilities, net       45,438,000       (19,366,000)
                                                 -------------    --------------
Net cash flow from operating activities....       358,251,000       258,722,000
                                                 -------------    --------------
Cash Flows From Investing Activities:
Purchase of property, plant and equipment..       (67,661,000)      (64,035,000)
Payments for acquisitions, net of cash
 acquired..................................       (29,140,000)       (5,175,000)
Increase in other investments..............       (23,539,000)
Proceeds from sale of assets...............        49,958,000        13,037,000
Collection of long-term receivables........           833,000         1,067,000
                                                 -------------    --------------
Net cash used by investing activities......       (69,549,000)      (55,106,000)
                                                 -------------    --------------
Cash Flows From Financing Activities:
Proceeds from long-term debt...............                         525,000,000
Payments of long-term debt.................      (222,754,000)     (645,276,000)
Dividends paid.............................       (97,036,000)      (93,101,000)
Common stock transactions, net.............           305,000         5,984,000
                                                 -------------    --------------
Net cash used for financing activities.....      (319,485,000)     (207,393,000)
                                                 -------------    --------------
Effect of currency exchange rate change....        (1,243,000)         (179,000)
                                                 -------------    --------------
Net decrease in cash and cash equivalents..       (32,026,000)       (3,956,000)

Balance of cash and cash equivalents
 at beginning of year......................        75,495,000        73,329,000
                                                 -------------    --------------
Balance of cash and cash equivalents
 at end of second quarter..................       $43,469,000       $69,373,000
                                                 =============    ==============

BUSINESS SEGMENT INFORMATION
                                              Thirteen weeks ended                     Twenty-six weeks ended
                                       June 26, 1994        June 27, 1993        June 26, 1994       June 27, 1993
                                       -------------        -------------        -------------       -------------
OPERATING REVENUES:
Newspaper publishing.............       $796,207,000        $764,765,000        $1,541,904,000      $1,478,794,000
Broadcasting.....................        107,493,000         109,017,000           191,500,000         191,893,000
Outdoor advertising..............         63,181,000          63,987,000           110,102,000         111,812,000
                                         -----------         -----------         -------------       -------------
                                        $966,881,000        $937,769,000        $1,843,506,000      $1,782,499,000
                                         ===========         ===========         =============       =============

OPERATING INCOME (net of depreciation
                  and amortization):
Newspaper publishing.............       $200,097,000        $179,427,000          $342,756,000        $310,481,000
Broadcasting.....................         39,486,000          30,583,000            60,659,000          39,619,000
Outdoor advertising..............          8,185,000           8,933,000             3,456,000           4,872,000
Corporate........................        (17,084,000)        (17,859,000)          (33,731,000)        (33,768,000)
                                         -----------         -----------           -----------         -----------
                                        $230,684,000        $201,084,000          $373,140,000        $321,204,000
                                         ===========         ===========           ===========         ===========

DEPRECIATION AND AMORTIZATION:
Newspaper publishing.............        $37,570,000         $37,011,000           $75,143,000         $73,744,000
Broadcasting.....................          7,008,000           7,871,000            14,089,000          15,769,000
Outdoor advertising..............          4,668,000           4,756,000             9,240,000           9,487,000
Corporate........................          2,410,000           2,864,000             4,984,000           5,728,000
                                          ----------          ----------           -----------         -----------
                                         $51,656,000         $52,502,000          $103,456,000        $104,728,000
                                          ==========          ==========           ===========         ===========

PART II.   OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders

       (a) The Annual Meeting of Shareholders of the Company was held on May 3, 1994.

       (c) At the Annual Meeting, the following four directors were re-elected to the Board of Directors. Tabulation of votes for each nominee is as follows:


                                             For                   Withheld

       Rosalynn Carter                   126,414,412               1,885,104
       Thomas A. Reynolds, Jr.           127,219,120               1,080,396
       Carl T. Rowan                     126,775,713               1,523,803
       Dolores D. Wharton                126,638,555               1,660,961

             The proposal to elect Price Waterhouse as the Company's independent auditors was approved. A shareholder proposal for executive compensation review was defeated. Tabulation of votes for each proposal is as follows:


                                                                       Broker
                              For          Against       Abstained    Nonvotes

       Election of
         Independent
         Auditors        127,832,987         222,319      243,836             0

       Executive
         Compensation
         Review            5,242,750     110,369,393    4,651,456     8,035,917

       Item 5.   Other Information

       For personal business reasons, John J. Louis, Jr. resigned as a Director of the Company effective June 1, 1994. Mr. Louis served the Company as a Director for over 11 years and the Company is grateful for his many valuable contributions.

       Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.
             See Exhibit Index for list of exhibits filed with this report. Management contracts and compensatory plans or arrangements are identified with an asterisk on the Exhibit Index.

       (b)   Reports on Form 8-K.
             None.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GANNETT CO., INC.


Dated:   August 9, 1994                     s/ Larry F. Miller
                                            ------------------
                                            Larry F. Miller
                                            Senior Vice President/Financial
                                            Planning and Controller



Dated:   August 9, 1994                     s/ Thomas L. Chapple
                                            --------------------
                                            Thomas L. Chapple
                                            General Counsel and Secretary

                               EXHIBIT INDEX


Exhibit
Number    Title or Description               Location
- -------   --------------------               --------
4-1       $1,000,000,000 Revolving           Incorporated by reference to
          Credit Agreement among             Exhibit 4-1 to Gannett Co.,
          Gannett Co., Inc. and the          Inc.'s Form 10-K for the fiscal
          Banks named therein.               year ended December 26, 1993.



4-2       Amendment Number One to            Attached.
          $1,000,000,000 Revolving Credit
          Agreement among Gannett Co., Inc.
          and the Banks named therein.


4-3       Indenture dated as of March 1,     Incorporated by reference to
          1983 between Gannett Co., Inc.     Exhibit 4-2 to Gannett Co.,
          and Citibank, N.A., as Trustee.    Inc.'s Form 10-K for the fiscal
                                             year ended December 29, 1985.


4-4       First Supplemental Indenture       Incorporated by reference to
          dated as of November 5, 1986       Exhibit 4 to Gannett Co., Inc.'s
          among Gannett Co., Inc.,           Form 8-K filed on November 9, 1986.
          Citibank, N.A., as Trustee, and
          Sovran Bank, N.A., as Successor
          Trustee.



4-5       Rights Plan.                       Incorporated by reference to
                                             Exhibit 1 to Gannett Co., Inc.'s
                                             Form 8-K filed on May 23, 1990.


10        Amendment to Directors'            Attached.
          Deferred Compensation
          Plan. *

11        Statement re computation of        Attached.
          earnings per share.


Gannett Co., Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.


* Represents a management contract or compensatory plan or arrangement.