Form 10-Q
period 1994-09-25
GANNETT CO INC /DE/
filed 1994-11-08
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 25, 1994 or
        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
        _____________.

                     Commission file number     1-6961

                               GANNETT CO., INC.
           (Exact name of registrant as specified in its charter)

             Delaware                                        16-0442930
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 25, 1994 was 139,199,000.

PART I. FINANCIAL INFORMATION


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


1994 Acquisition

On May 3, 1994, the Company purchased Nursing Spectrum, which publishes a group of biweekly periodicals specializing in advertising for nursing employment. The acquisition did not materially affect results of operations or financial condition.

In September 1994, the Company reached an agreement to purchase a tenth television station, KTHV-TV in Little Rock, a CBS affiliate. This acquisition is expected to be completed in the fourth quarter of 1994.

Operating Summary

Income from operations for the third quarter of 1994 rose $24.3 million or 15%, reflecting significant performance gains across all three divisions. Newspapers posted a 10% earnings gain, reflecting advertising revenue growth in all major categories. Classified revenue continued to be very strong. Improved broadcast earnings, which rose 48%, reflected strong television and radio advertising revenue growth. Outdoor profits grew 25% from gains in local and national advertising.

Operating income for the first nine months of 1994 rose $76.2 million or 16%, reflecting sustained earnings growth by newspaper and broadcasting operations.


Newspapers

Newspaper publishing revenues rose $47 million or 6% in the third quarter of 1994 and $110.2 million or 5% for the year-to-date. Advertising revenue rose $46.4 million or 10% for the quarter and $100.5 million or 7% for the first nine months. Classified ad revenues were again particularly strong, led by significantly higher help-wanted advertising. National ad revenue was also up sharply for the quarter.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the third quarter and year-to-date periods of 1994 and 1993:

Advertising revenue, in thousands of dollars (pro forma)

Third Quarter     1994          1993           % Change

Local           $189,088      $183,918            3

National          70,560        61,275           15

Classified       180,844       158,798           14

Total Run-
  of-Press       440,492       403,991            9

Preprint
  and other
  advertising     79,179        75,725            5

Total ad
  revenue       $519,671      $479,716            8



Advertising linage, in thousands of inches (pro forma)

Third Quarter     1994          1993           % Change

Local              7,487         7,517            -

National             514           467           10

Classified         8,120         7,496            8

Total Run-
  of-Press        16,121        15,480            4

Preprint          15,436        14,821            4

Total ad
  linage          31,557        30,301            4




Advertising revenue, in thousands of dollars (pro forma)

Year-to-date      1994           1993          % Change

Local         $  573,567    $  564,455             2

National         225,325       210,384             7

Classified       522,017       462,497            13

Total Run-
  of-Press     1,320,909     1,237,336             7

Preprint
  and other
  advertising    239,628       230,521             4

Total ad
  revenue     $1,560,537    $1,467,857             6


Advertising linage, in thousands of inches (pro forma)

Year-to-date     1994           1993           % Change

Local            22,612        22,912             (1)

National          1,596         1,494              7

Classified       23,677        21,956              8

Total Run-
  of-Press       47,885        46,362              3

Preprint         45,951        44,352              4

Total ad
  linage         93,836        90,714              3

Newspaper circulation revenues rose $3.2 million or 2% for the quarter and $8.1 million or 1% for the first nine months. Net paid daily circulation for the Company's local newspapers was even for the quarter, and Sunday circulation was down slightly. For the year-to-date, daily and Sunday circulation declined slightly. USA TODAY reported an average daily paid circulation of 2,009,523 in the ABC Publisher's statement for the six months ended September 25, 1994, which, subject to audit, is a 2% increase over the year-ago period.

Operating costs in total for the newspaper segment rose $32.1 million or 6% for the quarter and $62.9 million or 4% for the year-to-date. Newsprint costs increased 2% for the quarter reflecting higher consumption, with prices down slightly. For the first nine months, newsprint expense was down 2%, reflecting lower prices from a year ago, partly offset by higher consumption. The Company expects newsprint prices to trend higher than year ago levels for the remainder of 1994, and price increases are expected to continue in 1995. Payroll costs rose 3% for the quarter and year-to-date. Selling costs, employee benefits and facilities and equipment costs at several of the Company's newspaper operations were higher in the quarter.

Newspaper operating income rose $15 million or 10% for the quarter and $47.2 million or 10% for the first nine months, due principally to the improved ad revenue environment. Most of the Company's local newspapers reported improved ad revenues and operating income results. At USA TODAY, ad revenues rose 11% in the third quarter and 4% for the year-to-date. Operating results at USA TODAY improved for the quarter and for the year-to-date.

Broadcast

Broadcast revenues rose $3 million or 3% for the third quarter and $2.6 million or 1% for the first nine months. Operating costs declined $5.8 million or 8% for the quarter and $27.3 million or
12% for the year-to-date.   On a pro forma basis, broadcast
revenues increased 16% for the quarter and 13% for the year-to-date, while operating costs increased 7% for the quarter and 2% for the first nine months.

Pro forma local television ad revenues increased 17% for the quarter and 12% for the year to date, while national revenues increased 17% for the quarter and were up 14% for the year-to-date. Pro forma radio revenues increased 15% for the quarter and 19% for the first nine months.

Operating income for the broadcast division rose $8.8 million or 48% for the quarter and $29.8 million or 51% for the year-to-date, reflecting strong gains at most of the Company's television and radio stations. For the quarter and year-to-date periods, broadcast earnings comparisons were also favorably affected by the recent sale of four radio stations in Kansas City and St. Louis, Mo., and the Company's television station in Boston.

Outdoor

Outdoor revenues increased $5.9 million or 10% for the quarter and $4.2 million or 2% for the year-to-date, reflecting improved demand for local and national advertising. Operating costs rose 8% for the quarter, reflecting higher sales activity. For the first nine months, costs rose 3%. Operating income for Outdoor rose $1.4 million or 25% for the quarter and was even for the first nine months.

Non-operating income and expense

Interest expense declined $3.3 million or 24% for the quarter and $5.9 million or 16% for the year-to-date. Average borrowings were lower during the first nine months of 1994, but average interest rates on borrowed funds were higher than a year ago.

Net Income

Net income rose $16.8 million or 19% for the quarter and $47.2 million or 18% for the first nine months. Net income per share was $0.74 for the quarter compared to $0.61 in 1993, an increase of 21%. For the year-to-date, net income per share rose to $2.17 from $1.84 in 1993, an 18% increase. The weighted average number of shares outstanding totaled 143,465,000 for the third quarter of 1994, compared with 146,676,000 for the third quarter of 1993. Average shares outstanding for the year-to-date totaled
145,919,000 for 1994 and 146,364,000 for 1993.  At the end of the
third quarter, 139,199,000 shares were outstanding. The decrease in shares outstanding is due principally to share repurchases as discussed below.

Liquidity and capital resources

In May 1994, the Company announced it would resume a share repurchase program originally authorized in 1988 for 7.5 million shares. Approximately 4.5 million shares had been purchased prior to 1994. The Company has purchased the remaining 3 million shares, and the program was expanded by an additional 5 million shares, which were purchased in August and September. The total cost of the share repurchase program in 1994 was $399 million.

Cash flow from operating activities totaled $512 million for the first nine-months of 1994, compared with $419.9 million a year ago. Working capital totaled $109.1 million, down from $302.8 million at the end of 1993.

Capital expenditures for the year-to-date totaled $95.6 million, compared with $89.8 million in 1993. Long-term debt totaled $916.3 million at the end of the third quarter, up from $850.7 million at the end of 1993. The increase in long-term debt reflects borrowings to finance the share repurchases as discussed above.


The Company declared regular quarterly dividends of $0.33 per share in the first and second quarters of 1994 and $0.34 for the third quarter. Dividends declared totaled $146.1 million.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                      Sept. 25, 1994       Dec. 26, 1993
- ------                                     ---------------      ---------------
Current Assets:
  Cash...............................     $     6,328,000      $    32,461,000
  Marketable securities..............          18,951,000           43,034,000
  Trade receivables, less allowance
  (1994 -  $16,748,000 ; 1993 -
  $13,915,000).......................         442,241,000          449,063,000
  Other receivables..................          29,383,000          135,036,000
  Inventories (materials and supplies)         55,237,000           53,094,000
  Prepaid expenses...................          61,550,000           45,269,000
                                           ---------------      ---------------
    Total current assets.............         613,690,000          757,957,000
                                           ---------------      ---------------
Property, plant and equipment:
  Cost...............................       2,859,541,000        2,794,610,000
  Less accumulated depreciation......      (1,415,898,000)      (1,316,341,000)
                                           ---------------      ---------------
  Net property, plant and equipment..       1,443,643,000        1,478,269,000
                                           ---------------      ---------------
Intangible and other assets:
  Excess of cost of subsidiaries over
   net tangible assets acquired, less
   amortization (1994 -  $430,333,000 ;
   1993 - $396,915,000)..............       1,495,393,000        1,501,102,000
  Other assets.......................         160,279,000           86,470,000
                                           ---------------      ---------------
    Total intangible and other assets       1,655,672,000        1,587,572,000
                                           ---------------      ---------------
    Total assets.....................     $ 3,713,005,000      $ 3,823,798,000
                                           ===============      ===============
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------
Current Liabilities:
  Current portion of long-term debt...    $        69,000      $       164,000
  Accounts payable and current portion
   of film contracts payable.........         204,044,000          187,208,000
  Compensation, interest and other
   accruals..........................         172,656,000          140,457,000
  Dividend payable...................          48,981,000           48,399,000
  Income taxes.......................           2,563,000            5,760,000
  Deferred income....................          76,299,000           73,151,000
                                           ---------------      ---------------
     Total current liabilities.......         504,612,000          455,139,000

  Deferred income taxes..............         186,398,000          205,314,000
  Long-term debt, less current portion        916,303,000          850,686,000
  Retiree medical and life insurance
   liabilities.......................         314,203,000          308,024,000
  Other long-term liabilities........         100,346,000           96,715,000
                                           ---------------      ---------------
  Total liabilities..................       2,021,862,000        1,915,878,000
                                           ---------------      ---------------
Shareholders' Equity:
  Preferred stock of $1 par value
   per share.  Authorized 2,000,000
   shares, issued - none
  Common stock of $1 par value per
  share.  Authorized 400,000,000
  shares; issued 162,211,590 shares..         162,212,000          162,212,000
  Additional paid-in capital.........          69,436,000           70,938,000
  Retained earnings..................       2,535,152,000        2,366,246,000
  Foreign currency translation
    adjustment.......................          (9,474,000)          (9,442,000)
                                           ---------------      ---------------
  Total..............................       2,757,326,000        2,589,954,000
  Less treasury stock - 23,012,416
   shares and 15,244,733 shares,
   respectively, at cost.............      (1,030,288,000)        (643,787,000)
  Deferred compensation related to
   ESOP..............................         (35,895,000)         (38,247,000)
                                           ---------------      ---------------
     Total shareholders' equity......       1,691,143,000        1,907,920,000
     Total liabilities and                 ---------------      ---------------
      shareholders' equity............    $ 3,713,005,000      $ 3,823,798,000
                                           ===============      ===============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             Thirteen weeks ended                   Thirty-nine weeks ended
                                        Sept. 25, 1994   Sept 26, 1993         Sept. 25, 1994    Sept 26, 1993
                                        --------------   -------------         ---------------   ---------------
Net Operating Revenues:
Newspaper advertising...............     $521,938,000    $475,509,000          $1,554,332,000    $1,453,807,000
Newspaper circulation...............      210,724,000     207,558,000             635,809,000       627,735,000
Broadcasting........................       95,189,000      92,207,000             286,689,000       284,100,000
Outdoor advertising.................       65,929,000      60,063,000             176,031,000       171,875,000
Other...............................       38,647,000      41,195,000             123,072,000       121,514,000
                                        --------------   -------------         ---------------   ---------------
Total...............................      932,427,000     876,532,000           2,775,933,000     2,659,031,000
                                        --------------   -------------         ---------------   ---------------
Operating Expenses:
Cost of sales and operating expenses,
 exclusive of depreciation..........      524,016,000     507,291,000           1,556,523,000     1,534,609,000
Selling, general and administrative
 expenses, exclusive of depreciation      167,447,000     154,499,000             501,850,000       483,748,000
Depreciation........................       42,203,000      40,687,000             123,204,000       122,732,000
Amortization of intangible assets...       11,506,000      11,114,000              33,961,000        33,797,000
                                        --------------   -------------         ---------------   ---------------
Total...............................      745,172,000     713,591,000           2,215,538,000     2,174,886,000
                                        --------------   -------------         ---------------   ---------------
Operating income....................      187,255,000     162,941,000             560,395,000       484,145,000
                                        --------------   -------------         ---------------   ---------------
Non-operating income (expense):
Interest expense....................      (10,307,000)    (13,590,000)            (32,204,000)      (38,139,000)
Other...............................         (217,000)      3,429,000               2,224,000         6,769,000
                                        --------------   -------------         ---------------   ---------------
Total...............................      (10,524,000)    (10,161,000)            (29,980,000)      (31,370,000)
                                        --------------   -------------         ---------------   ---------------
Income before income taxes..........      176,731,000     152,780,000             530,415,000       452,775,000
Provision for income taxes..........       71,200,000      64,000,000             214,400,000       184,000,000
                                        --------------   -------------         ---------------   ---------------
Net income..........................     $105,531,000     $88,780,000            $316,015,000      $268,775,000
                                        ==============   =============         ===============   ===============

Net income per share................            $0.74           $0.61                   $2.17             $1.84
                                                ======          ======                  ======            ======
Dividends per share.................            $0.34           $0.33                   $1.00             $0.97
                                                ======          ======                  ======            ======


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Thirty-nine weeks ended
                                                 Sept. 25, 1994   Sept. 26, 1993
                                                 --------------   --------------

Cash Flows From Operating Activities:
Net income.................................      $316,015,000      $268,775,000
Adjustments to reconcile net income
 to operating cash flows:
  Depreciation.............................       123,204,000       122,732,000
  Amortization of intangibles..............        33,961,000        33,797,000
  Deferred income taxes....................       (12,916,000)      (11,182,000)
  Gain on sale of assets...................        (5,614,000)       (1,003,000)
  Other, net...............................        29,571,000         9,775,000
  Changes in other assets & liabilities, net       27,765,000        (3,010,000)
                                                 -------------    --------------
Net cash flow from operating activities....       511,986,000       419,884,000
                                                 -------------    --------------
Cash Flows From Investing Activities:
Purchase of property, plant and equipment..       (95,630,000)      (89,821,000)
Payments for acquisitions, net of cash
 acquired..................................       (30,910,000)       (5,175,000)
Increase in other investments..............       (24,458,000)
Proceeds from sale of assets...............        54,946,000        14,157,000
Collection of long-term receivables........         1,012,000         1,321,000
                                                 -------------    --------------
Net cash used by investing activities......       (95,040,000)      (79,518,000)
                                                 -------------    --------------
Cash Flows From Financing Activities:
Proceeds from long-term debt...............        64,741,000       525,000,000
Payments of long-term debt.................                        (738,425,000)
Dividends paid.............................      (146,310,000)     (140,058,000)
Common stock transactions, net.............      (385,196,000)        7,286,000
                                                 -------------    --------------
Net cash used for financing activities.....      (466,765,000)     (346,197,000)
                                                 -------------    --------------
Effect of currency exchange rate change....          (397,000)       (2,473,000)
                                                 -------------    --------------
Net decrease in cash and cash equivalents..       (50,216,000)       (8,304,000)

Balance of cash and cash equivalents
 at beginning of year......................        75,495,000        73,329,000
                                                 -------------    --------------
Balance of cash and cash equivalents
 at end of third quarter...................       $25,279,000       $65,025,000
                                                 =============    ==============

BUSINESS SEGMENT INFORMATION

                                              Thirteen weeks ended                   Thirty-nine weeks ended
                                       Sept. 25, 1994    Sept. 26, 1993        Sept. 25, 1994     Sept. 26, 1993
                                       --------------    --------------        ---------------    ---------------
OPERATING REVENUES:
Newspaper publishing.............       $771,309,000      $724,262,000         $2,313,213,000     $2,203,056,000
Broadcasting.....................         95,189,000        92,207,000            286,689,000        284,100,000
Outdoor advertising..............         65,929,000        60,063,000            176,031,000        171,875,000
                                       --------------    --------------        ---------------    ---------------
                                        $932,427,000      $876,532,000         $2,775,933,000     $2,659,031,000
                                       ==============    ==============        ===============    ===============

OPERATING INCOME (net of depreciation
                  and amortization):
Newspaper publishing.............       $167,691,000      $152,738,000           $510,447,000       $463,219,000
Broadcasting.....................         27,243,000        18,438,000             87,902,000         58,057,000
Outdoor advertising..............          7,006,000         5,623,000             10,462,000         10,495,000
Corporate........................        (14,685,000)      (13,858,000)           (48,416,000)       (47,626,000)
                                       --------------    --------------        ---------------    ---------------
                                        $187,255,000      $162,941,000           $560,395,000       $484,145,000
                                       ==============    ==============        ===============    ===============

DEPRECIATION AND AMORTIZATION:
Newspaper publishing.............        $38,920,000       $36,400,000           $114,063,000       $110,144,000
Broadcasting.....................          7,381,000         7,910,000             21,470,000         23,679,000
Outdoor advertising..............          4,998,000         4,639,000             14,238,000         14,126,000
Corporate........................          2,410,000         2,852,000              7,394,000          8,580,000
                                       --------------    --------------        ---------------    ---------------
                                         $53,709,000       $51,801,000           $157,165,000       $156,529,000
                                       ==============    ==============        ===============    ===============

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 25, 1994

1.      Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39 week periods ended September 25, 1994, and the comparative periods of 1993, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.OTHER INFORMATION

        Item 5.    Other Information

        Effective August 23, 1994, Josephine Peters Louis was elected to the Company's board of directors. With her election, the board numbers
        12. Mrs. Louis will serve on the board for a term that expires at the 1996 annual meeting of shareholders.

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


                                       GANNETT CO., INC.


Dated:   November 8, 1994              s/ Larry F. Miller
                                       -------------------------------
                                       Larry F. Miller
                                       Senior Vice President/Financial
                                       Planning and Controller



Dated:   November 8, 1994              s/ Thomas L. Chapple
                                       -------------------------------
                                       Thomas L. Chapple
                                       General Counsel and Secretary

                                EXHIBIT INDEX
Exhibit
Number     Title or Description              Location
- --------   --------------------              --------
4-1        $1,000,000,000 Revolving          Incorporated by reference to
           Credit Agreement among            Exhibit 4-1 to Gannett Co.,
           Gannett Co., Inc. and the         Inc.'s Form 10-K for the fiscal
           Banks named therein.              year ended December 26, 1993.


4-2        Amendment Number One to           Incorporated by reference to
           $1,000,000,000 Revolving          Exhibit 4-2 to Gannett Co.,
           Credit Agreement among            Inc.'s Form 10-Q for the fiscal
           Gannett Co., Inc. and the         quarter ended June 26, 1994.
           Banks named therein.




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
           Sovran Bank, N.A., as
           Successor Trustee.





4-5        Rights Plan.                      Incorporated by reference to
                                             Exhibit 1 to Gannett Co., Inc.'s
                                             Form 8-K filed on May 23, 1990.

11         Statement re computation of       Attached.
           earnings per share.

27         Financial Data Schedule.          Attached.



Gannett Co., Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.