Form 10-K
GANNETT CO INC /DE/
filed 1995-03-24
CIK 39899

Exhibit Index
                                               begins on page 11



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal
   year ended     December 25, 1994    or
   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

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


(Registrant's telephone number, including area code)
(703) 284-6000

Securities registered pursuant to
Section 12(b) of the Act:
                                           Name of each exchange
Title of each class                        on which registered

 Common Stock, Par Value $1.00               New York Stock Exchange


Securities registered pursuant
to Section 12(g) of the Act:

                 None
      (Title of Class)

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1995 was in excess of $7,289,437,477.

   The number of shares outstanding of the registrant's Common
Stock, Par Value $1.00, as of March 3, 1995 was 140,076,735.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 25, 1994 in Parts
I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 2, 1995.

                       CROSS REFERENCE SHEET


     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1994 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 1995 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual
                                   Report pp. 47-55,58-59); Note 10 -
                                   Business Segment Information
                                   (Annual Report p. 42).

Item 2.   Properties.              Properties (Annual Report pp.
                                   50, 51 and 53); Corporate
                                   Facilities (Annual Report
                                   p. 53); Markets We Serve
                                   (Annual Report pp. 60-64).

Item 3.   Legal Proceedings.       Note 9 - Commitments,
                                   Contingent Liabilities and
                                   Other Matters (Annual Report
                                   p. 42); Regulation (Annual
                                   Report pp. 51, 52 and 53).

Item 4.   Submission of Matters    Not Applicable.
          to a Vote of Security
          Holders.

Part II

Item 5.   Market for Registrant's  Gannett Shareholder Services
          Common Equity and        (Annual Report inside back cover);
          Related Stockholder      Company Profile (Annual Report p. 1);
          Matters.                 Gannett Common Stock Prices (Annual
                                   Report p. 21); Dividends (Annual
                                   Report p. 29).

Item 6.   Selected Financial       Eleven-Year Summary and Notes to
          Data.                    Eleven-Year Summary (Annual Report
                                   pp. 44-46).

Item 7.   Management's Discussion  Management's Discussion and
          and Analysis of          Analysis of Results of Operations
          Financial Condition and  and Financial Position (Annual Report
          Results of Operations.   pp. 22-29).

Item 8.   Financial Statements     Consolidated Financial
          and Supplementary Data.  Statements and
                                   Notes to Consolidated
                                   Financial State-
                                   ments (Annual Report pp. 30-
                                   42);   Effects
                                   of Inflation and Changing
                                   Prices (Annual
                                   Report p. 29); Quarterly
                                   Statements of
                                   Income (Annual Report pp. 56-
                                   57).

Item 9.   Changes in and Disagree- None.
          ments with Accountants
          on Accounting and
          Financial Disclosure.

Part III

Item 10.  Directors and Executive  Executive Officers of the
          Officers of the          Company are listed below:
          Registrant.

          Denise H. Bannister - Group President, Gannett Gulf
             Coast Newspaper Group, and President and Publisher, Pensacola News Journal.
          Sara M. Bentley - Group President, Gannett Northwest
             Newspaper Group, and President and Publisher,
             Statesman Journal.
          Thomas L. Chapple - General Counsel, Vice President,
             and Secretary.
          Susan Clark-Jackson - Senior Group President, Gannett
             Pacific Newspaper Group, and President and
             Publisher, Reno Gazette-Journal.
          Michael J. Coleman - Senior Group President, Gannett
             South Newspaper Group, and President and Publisher, FLORIDA TODAY at Brevard County.
          John J. Curley - Chairman, President, and Chief
             Executive Officer.
          Thomas Curley - President and Publisher, USA TODAY. Philip R. Currie - Vice President, News, Gannett
             Newspaper Division.
          Donald W. Davidson - President, Gannett Outdoor Group. Gerard R. DeFrancesco - President, Gannett Radio. Millicent A. Feller - Senior Vice President, Public
             Affairs and Government Relations.
          Lawrence P. Gasho - Vice President, Financial Analysis. George R. Gavagan - Vice President, Corporate
             Accounting Services.
          Madelyn P. Jennings - Senior Vice President, Personnel. Douglas H. McCorkindale - Vice Chairman, and Chief
             Financial and Administrative Officer.
          Larry F. Miller - Senior Vice President, Financial
             Planning, and Controller.
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, The News Journal.
          Carleton F. Rosenburgh - Senior Vice President, Gannett
             Newspaper Division.
          Gary F. Sherlock - Group President, Gannett Atlantic
             Newspaper Group, and President and Publisher, Gannett Suburban Newspapers.
          Mary P. Stier - Group President, Gannett Midwest
             Newspaper Group, and President and Publisher,
             Rockford Register Star.
          Jimmy L. Thomas - Senior Vice President, Financial
             Services and Treasurer.
          Ronald Townsend - President, Gannett Television.
          Cecil L. Walker - President, Gannett Broadcasting
             Division.
          Gary L. Watson - President, Gannett Newspaper Division. Susan V. Watson - Vice President, Investor Relations.

          Information concerning the Executive Officers of the Company is included in the Annual Report on pages 18 through 19. Information concerning the Board of Directors of the Company is incorporated by reference to the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K.


Item 11.  Executive Compensation.  Incorporated by reference to the Company's definitive Proxy
                                   Statement pursuant to General
                                   Instruction G(3) to
                                   Form 10-K.

Item 12.  Security Ownership of    Incorporated by
          Certain                  reference to the
          Beneficial Owners and    Company's definitive Proxy
          Management.              Statement pursuant to
                                   General Instruction G(3)
                                   to Form 10-K.


Item 13.  Certain Relationships    Incorporated by
          and Related              reference to the
          Transactions.            Company's definitive Proxy
                                   Statement
                                   pursuant to General
                                   Instruction G(3) to
                                   Form 10-K.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) Financial Statements, Financial Statement Schedules and Exhibits.

          (1)  Financial Statements.

          The following financial statements of the Company and the accountants' report thereon are included on pages 30 through 43 of the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference:

             Consolidated Balance Sheets as of December 25, 1994 and December 26, 1993.

             Consolidated Statements of Income - Fiscal Years
             Ended December 25, 1994, December 26, 1993, and
             December 27, 1992.

             Consolidated Statements of Cash Flows - Fiscal
             Years Ended December 25, 1994, December 26, 1993, and December 27, 1992.

             Consolidated Statements of Changes in Shareholders'
             Equity - Fiscal Years Ended December 25, 1994,
             December 26, 1993, and December 27, 1992.

             Notes to Consolidated Financial Statements.

             Report of Independent Accountants.

          (2) Financial Statement Schedules.

          The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K
          Information" appearing on pages 58 through 59 of the Company's 1994 Annual Report to Shareholders:

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

(b)    Reports on Form 8-K.

       None.

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated January 26, 1995 appearing on page 43 of the 1994 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


s/ Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP



Washington, D.C.
January 26, 1995

                            SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 1995                        GANNETT CO., INC.
                                                 (Registrant)

                                By s/ Douglas H. McCorkindale
                                   --------------------------
                                   Douglas H. McCorkindale,
                                   Vice Chairman, and Chief
                                   Financial and
                                   Administrative Officer

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 21, 1995        By s/ John J. Curley
                                   -----------------
                                   John J. Curley,
                                   Director, and Chairman,
                                   President and Chief Executive
                                   Officer


Dated: February 21, 1995        By s/ Douglas H. McCorkindale
                                   --------------------------
                                   Douglas H. McCorkindale,
                                   Director, and Vice Chairman,
                                   and Chief Financial and
                                   Administrative Officer


Dated: February 21, 1995        By s/ Larry F. Miller
                                   ------------------
                                   Larry F. Miller,
                                   Senior Vice President,
                                   Financial Planning, and
                                   Controller


Dated: February 21, 1995        By s/ Andrew F. Brimmer
                                   --------------------
                                   Andrew F. Brimmer, Director


Dated: February 21, 1995        By s/ Meredith A. Brokaw
                                   ---------------------
                                   Meredith A. Brokaw, Director

Dated: February 21, 1995        By s/ Rosalynn Carter
                                   ------------------
                                   Rosalynn Carter, Director


Dated: February 21, 1995        By s/ Peter B. Clark
                                   -----------------
                                   Peter B. Clark, Director


Dated: February 21, 1995        By s/ Stuart T. K. Ho
                                   ------------------
                                   Stuart T.K. Ho, Director


Dated: February 21, 1995        By
                                   ----------------------
                                   Josephine P. Louis, Director


Dated: February 21, 1995        By s/ Rollan D. Melton
                                   -------------------
                                   Rollan D. Melton, Director


Dated: February 21, 1995        By s/ Thomas A. Reynolds
                                   ---------------------
                                   Thomas A. Reynolds, Jr., Director



Dated: February 21, 1995        By s/ Carl T. Rowan
                                   ----------------
                                   Carl T. Rowan, Director


Dated: February 21, 1995        By s/ Dolores D. Wharton
                                   ---------------------
                                   Dolores D. Wharton, Director

                           EXHIBIT INDEX

Exhibit
Number  Exhibit                       Location
------- ---------------------------   --------------------------------------
3-1     Second Restated Certificate   Incorporated by reference to
        of Incorporation of Gannett   Exhibit 3-1 to
        Co., Inc.                     Gannett Co., Inc's Form 10-K
                                      for the fiscal
                                      year ended December 26, 1993
                                      ("1993 Form 10-K").


        Amendment to Restated         Incorporated by reference to
        Certificate of Incorporation. Exhibit 3-1
                                      to the 1993 Form 10-K.


3-2     By-laws of Gannett Co., Inc.  Incorporated by reference to Exhibit 3-2 to the 1993 Form 10-K.


4-1     $1,000,000,000 Revolving      Incorporated by reference to Exhibit 4-1
        Credit Agreement among        to the 1993 Form 10-K.
        Gannet Co., Inc. and the
        Banks named therein.

4-2     Amendment Number One          Incorporated by reference to Exhibit 4-2
        to $1,000,000,000 Revolving   to Gannett Co., Inc.'s Form 10-Q for the
        Credit Agreement among        fiscal quarter ended June 26, 1994.
        Gannett Co., Inc. and the
        Banks named therein.

4-3     Indenture dated as of         Incorporated by reference to Exhibit 4-2
        March 1, 1983 between         to Gannett Co., Inc.'s Form
        Gannett Co., Inc.             10-K for the fiscal
        and Citibank, N.A.,           year ended December 29, 1985.
        as Trustee.


4-4 First Supplemental Indenture Incorporated by reference to dated as of November 5, 1986 Exhibit 4 to
        among Gannett Co., Inc.,      Gannett Co., Inc.'s Form 8-K
        Citibank, N.A., as Trustee,   filed on
        and Sovran Bank, N.A., as     November 9, 1986.
        Successor Trustee.

4-5     Rights Plan.                  Incorporated by reference to
                                      Exhibit 1 to Gannett Co., Inc.'s
                                      Form 8-K filed on May 23, 1990.

10-1    Employment Agreement dated    Incorporated by reference to
        December 7, 1992 between      Gannett Co.,
        Gannett Co., Inc. and         Inc.'s Form 10-K for the fiscal
        John J. Curley.*              year ended
                                      December 27, 1992 ("1992
                                      Form 10-K").

10-2    Employment Agreement dated    Incorporated by reference to
        December 7, 1992 between      the 1992 Form 10-K.
        Gannett Co., Inc. and Douglas
        H. McCorkindale.*


10-3    Agreement dated               Attached.
        January 3, 1995 between
        Gannett Television and
        CTR Productions, Inc.*

10-4    Gannett Co., Inc. 1978        Incorporated by
        Executive Long-Term           reference to Exhibit 10-3 to
        Incentive Plan.*              Gannett Co., Inc.'s Form 10-K
                                      for the fiscal year ended
                                      December 28, 1980.  Amendment
                                      No. 1 incorporated by reference
                                      to Exhibit 20-1 to Gannett Co.,
                                      Inc.'s Form 10-K for the fiscal
                                      year ended December 27, 1981.
                                      Amendment No. 2 incorporated by
                                      reference to Exhibit 10-2 to
                                      Gannett Co., Inc.'s Form 10-K
                                      for the fiscal year ended
                                      December 25, 1983.  Amendments
                                      Nos. 3 and 4 incorporated by
                                      reference to Exhibit 4-6 to
                                      Gannett Co., Inc.'s Form S-8
                                      Registration Statement No. 33-
                                      28413 filed on May 1, 1989.
                                      Amendments Nos. 5 and 6
                                      incorporated by reference to
                                      Exhibit 10-8 to Gannett Co.,
                                      Inc.'s Form 10-K for the fiscal
                                      year ended December 31, 1989.

10-5    Description of supplemental   Incorporated by reference to
        insurance benefits.*          Exhibit 10-4 to
                                      the 1993 Form 10-K.

10-6    Gannett Co., Inc.             Incorporated by reference
        Supplemental Retirement       to Exhibit 10-8 to
        Plan, as amended.*            Gannett Co., Inc's Form 10-K
                                      for the fiscal year ended
                                      December 27, 1986 ("1986 Form 10-K").

10-7    Gannett Co., Inc. Retirement  Incorporated by reference
        Plan for Directors.*          to Exhibit 10-10 to
                                      the 1986 Form 10-K.  1991
                                      Amendment incorporated by
                                      reference to Exhibit 10-2 to
                                      Gannett Co., Inc.'s Form 10-Q
                                      for the quarter ended September
                                      29, 1991.

10-8    Gannett Co., Inc. 1987        Incorporated by reference
        Deferred                      to Exhibit 10-8
        Compensation Plan,            to the 1993 Form 10-K.
        as restated.

10-9    Gannett Co., Inc.             Incorporated by reference
        Transitional                  to Exhibit 10-13 to
        Compensation Plan.*           Gannett Co., Inc.'s Form 10-K
                                      for the fiscal year ended
                                      December 30, 1990.

11      Statement re computation of   Attached.
        earnings per share.

13      Portions of 1994              Attached.
        Annual Report to
        Shareholders incorporated
        by reference.

21      Subsidiaries of               Attached.
        Gannett Co., Inc.

23      Consent of Independent        Attached.
        Accountants.

27      Financial Data Schedule.      Attached.

        The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.

     * Asterisks identify management contracts, and compensatory plans or arrangements.