Form 10-Q
period 1995-03-26
GANNETT CO INC /DE/
filed 1995-05-09
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                          FORM 10-Q

(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 1995 or Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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


                  ---------------------------------------------------
                  (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No  ____

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 26, 1995 was 140,088,867.

PART I.       FINANCIAL INFORMATION



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Operating Summary
Income from operations for the first quarter of 1995 rose $14.7 million or 10%, reflecting gains in all three divisions. Newspaper earnings rose 6%, despite sharp increases in newsprint costs, due to continued strength in classified advertising coupled with cost containment efforts. Improved broadcast earnings, which rose 24%, resulted principally from television advertising revenue growth. The outdoor division also improved, reducing its first quarter seasonal loss by 40% from the comparable period a year ago.

Newspapers
Newspaper publishing revenues rose $20.5 million or 3% in the first quarter of 1995. Newspaper advertising revenue rose $24.5 million or 5% in the quarter, reflecting continued gains in classified advertising, particularly in employment and automotive.

     The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the first quarters of 1995 and 1994:

Advertising revenue, in thousands of dollars (pro forma)

First quarter              1995      1994    % Change
Local                    $183,577  $181,001      1
National                   80,048    75,758      6
Classified                177,314   158,245     12
Total Run-of-Press        440,939   415,004      6
Preprint and
other advertising          75,803    75,340      1
Total ad revenue         $516,742  $490,344      5

Advertising linage, in thousands of inches (pro forma)

First quarter              1995      1994    % Change
Local                      7,072     7,106       0
National                     509       491       4
Classified                 7,649     7,183       6
Total Run-of-Press        15,230    14,780       3
Preprint                  13,863    13,561       2
Total ad linage           29,093    28,341       3

     Newspaper circulation revenues for the quarter declined slightly. Net paid daily circulation for the Company's local newspapers was down less than 1%, while Sunday circulation declined 2%. USA
TODAY reported an average daily paid circulation of 2,055,809 in the ABC Publisher's statement for the six months ended March 26, 1995, which, subject to audit, is a 2% increase over the comparable period a year ago.

     Operating costs in total for the newspaper segment rose $12.5 million or 2% for the quarter. Newsprint expense increased 14%, reflecting significantly higher prices from a year ago. The impact of newsprint price increases was partially offset by newsprint conservation efforts, as consumption was below 1994 levels for the comparable period, and by cost controls in other areas. Newsprint conservation efforts will continue, however, the Company expects further newsprint price increases in 1995, which together with recent increases, will significantly affect newsprint expense comparisons for the remainder of 1995. Payroll costs rose 1% for the quarter.

     Newspaper operating income rose $8.1 million or 6% for the first quarter, due principally to ad revenue gains. Most of the Company's local newspapers reported improved ad revenues and operating income results. At USA TODAY, operating results were even with last year.

Broadcast
Broadcast revenues increased $13 million or 15% for the quarter, while operating costs were up $7.9 million or 13%. Operating costs include certain program costs for the Company's Denver television station related to its pending affiliation change to NBC in July. On a pro forma basis, broadcast revenues increased 12% while operating costs increased 9%.

     Pro forma local television ad revenues grew 11% while national revenues increased 13%. Radio revenues increased 13%. Operating income rose $5.1 million or 24%, reflecting strong gains at most of the Company's television and radio stations.

Outdoor
Outdoor revenues increased $3.7 million or 8% for the quarter, as strong demand boosted poster and bulletin sales and occupancy rates. Operating costs were up $1.8 million or 3%. The outdoor group reported a seasonal loss of $2.8 million, which was 40% below 1994's first quarter loss of $4.7 million. Most of the Company's outdoor operations reported improved earnings for the quarter.

Non-operating Income and Expense
Interest expense increased $0.6 million or 5% for the first quarter, reflecting higher average interest rates, partially offset by lower average borrowings.

Net Income
Net income rose $7.5 million or 10% for the quarter. Net income per share rose to $0.62 from $0.54, an increase of 15%. The weighted average number of shares outstanding totaled 140,011,000 for the first quarter of 1995 compared with 147,123,000 for the first quarter of 1994. The decline in the number of shares outstanding reflects shares purchased under the Company's share repurchase program during the second and third quarters of 1994.

Liquidity and capital resources
Cash flow from operating activities totaled $124.1 million for the first quarter of 1995 compared with $142.3 million a year ago. Principal uses of cash flow in the first quarter were for capital expenditures, reduction of debt, dividends and pension funding.

     Capital expenditures for the quarter totaled $26.6 million, compared with $28.1 million in 1994. The Company's long-term debt (commercial paper obligations) was reduced by $82 million from operating cash flow in the first quarter of 1995. Also during the quarter, $60 million of debt payable in the first quarter of 1996 was reclassified to current liabilities. The Company's regular quarterly dividend of $0.34 per share, totaling $47.6 million, was declared in the first quarter and paid on April 1, 1995. A contribution of $45 million was made to the Company's pension plan during the quarter.

     The Company's Board of Directors previously authorized the expenditure of up to $250 million for share repurchases.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         Mar. 26, 1995        Dec. 25, 1994
ASSETS
Cash                                                  $     15,931,000     $     44,229,000
Marketable securities                                           36,000               23,000
Trade receivables, less allowance
  (1995 -   $16,446,000 ; 1994 - $15,846,000)              433,550,000          487,615,000
Other receivables                                           30,538,000           29,745,000
Inventories                                                 71,005,000           53,047,000
Prepaid expenses                                            29,529,000           36,178,000
Total current assets                                       580,589,000          650,837,000
Property, plant and equipment:
Cost                                                     2,838,847,000        2,814,456,000
Less accumulated depreciation                           (1,424,557,000)      (1,386,312,000)
Net property, plant and equipment                        1,414,290,000        1,428,144,000
Intangible and other assets:
Excess of acquisition cost over the value
   of assets acquired, less amortization
   (1995 - $453,561,000;  1994 - $442,166,000)           1,461,314,000        1,472,002,000
Investments and other assets                               196,541,000          156,069,000
Total intangible and other assets                        1,657,855,000        1,628,071,000
Total assets                                          $  3,652,734,000     $  3,707,052,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                  $     61,347,000     $      1,026,000
Accounts payable and current portion of film
   contracts payable                                       187,663,000          215,885,000
Compensation, interest and other accruals                  141,898,000          148,506,000
Dividend payable                                            47,607,000           47,739,000
Income taxes                                                57,696,000           37,618,000
Deferred income                                             80,597,000           76,280,000
Total current liabilities                                  576,808,000          527,054,000
Deferred income taxes                                      160,208,000          164,691,000
Long-term debt, less current portion                       624,842,000          767,270,000
Postretirement medical and life insurance liabilities      308,873,000          306,863,000
Other long-term liabilities                                108,519,000          118,936,000
Total liabilities                                        1,779,250,000        1,884,814,000
Shareholders' Equity:
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares, issued - none
Common stock of $1 par value per share.  Authorized
  400,000,000, issued 162,209,782 shares                   162,210,000          162,212,000
Additional paid-in capital                                  74,152,000           76,604,000
Retained earnings                                        2,676,486,000        2,639,440,000
Foreign currency translation adjustment                    (11,286,000)         (12,894,000)
Total                                                    2,901,562,000        2,865,362,000
Less treasury stock - 22,120,915 shares and
   22,444,480 shares respectively, at cost                (993,961,000)      (1,008,199,000)
Deferred compensation related to ESOP                      (34,117,000)         (34,925,000)
Total shareholders' equity                               1,873,484,000        1,822,238,000
Total liabilities and shareholders' equity            $  3,652,734,000     $  3,707,052,000

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                         Thirteen weeks ended
                                     Mar. 26, 1995  Mar. 27, 1994

Net Operating Revenues:
Newspaper advertising                $ 516,742,000  $ 492,244,000
Newspaper circulation                  211,964,000    212,140,000
Broadcasting                            96,983,000     84,007,000
Outdoor advertising                     50,596,000     46,921,000
Other                                   37,535,000     41,313,000
Total                                  913,820,000    876,625,000

Operating Expenses:
Cost of sales and operating expenses
 exclusive of depreciation             534,222,000    516,424,000
Selling, general and administrative
 expenses, exclusive of depreciation   171,777,000    165,945,000
Depreciation                            39,259,000     40,490,000
Amortization of intangible assets       11,395,000     11,310,000
Total                                  756,653,000    734,169,000
Operating income                       157,167,000    142,456,000

Non-operating income (expense):
Interest expense                       (11,732,000)   (11,168,000)
Other                                     (529,000)     1,023,000
Total                                  (12,261,000)   (10,145,000)

Income before income taxes             144,906,000    132,311,000
Provision for income taxes              58,700,000     53,600,000
Net income                           $  86,206,000  $  78,711,000


Net income per share                         $0.62          $0.54
Dividends per share                          $0.34          $0.33

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)


                                                      Thirteen weeks ended
                                                  Mar. 26, 1995   Mar. 27, 1994

Cash flows from operating activities
Net Income                                       $   86,206,000  $   78,711,000
Adjustments to reconcile net income to
operating cash flows:
Depreciation                                         39,259,000      40,490,000
Amortization of intangibles                          11,395,000      11,310,000
Deferred income taxes                                (4,483,000)     (4,134,000)
(Gain) loss on sale of assets                           121,000         (56,000)
Other, net                                           21,119,000      21,714,000
Changes in other assets and liabilities, net        (29,529,000)     (5,729,000)
Net cash flow from operating activities             124,088,000     142,306,000
Cash flows from  investing activities:
Purchase of property, plant and equipment           (26,630,000)    (28,082,000)
Increase in other investments                                       (23,529,000)
Proceeds from sale or collection of other assets      1,279,000      18,121,000
Net cash used by investing activities               (25,351,000)    (33,490,000)
Cash flows from financing activities:
Payments of long-term debt                          (82,106,000)   (108,985,000)
Dividends paid                                      (48,023,000)    (48,457,000)
Common stock transactions, net                        3,136,000       2,298,000
Net cash used for financing activities             (126,993,000)   (155,144,000)
Effect of currency exchange rate changes                (29,000)        270,000
Net decrease in cash and cash equivalents           (28,285,000)    (46,058,000)
Balance of cash and cash equivalents at
beginning of year                                    44,252,000      75,495,000
Balance of cash and cash equivalents at
end of first quarter                             $   15,967,000  $   29,437,000

BUSINESS SEGMENT INFORMATION

                                            Thirteen weeks ended
                                       Mar. 26, 1995     Mar. 27, 1994
OPERATING REVENUES:
Newspaper publishing                    $766,241,000      $745,697,000
Broadcasting                              96,983,000        84,007,000
Outdoor advertising                       50,596,000        46,921,000
                                         -----------       -----------
                                        $913,820,000      $876,625,000
                                         ===========       ===========

OPERATING INCOME:
(Net of depreciation and amortization)
Newspaper publishing                    $150,741,000      $142,660,000
Broadcasting                              26,240,000        21,173,000
Outdoor advertising                       (2,828,000)       (4,729,000)
Corporate                                (16,986,000)      (16,648,000)
                                         -----------       -----------
                                        $157,167,000      $142,456,000
                                         ===========       ===========

DEPRECIATION & AMORTIZATION:
Newspaper publishing                     $36,724,000       $37,573,000
Broadcasting                               7,064,000         7,081,000
Outdoor advertising                        4,205,000         4,572,000
Corporate                                  2,661,000         2,574,000
                                         -----------       -----------
                                         $50,654,000       $51,800,000
                                         ===========       ===========

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 26, 1995

1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 week period ended March 26, 1995, and the comparative period of 1994, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

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

                              GANNETT CO., INC.


Dated:   May 9, 1995                  s/ Larry F. Miller
                                      ------------------
                                      Larry F. Miller
                                      Senior Vice President/Financial Planning
                                         and Controller


Dated:   May 9, 1995                  s/ Thomas L. Chapple
                                      --------------------
                                      Thomas L. Chapple
                                      Senior Vice President/General Counsel
                                         and Secretary

                               EXHIBIT INDEX


Exhibit
Number   Title or Description                 Location
- -------  --------------------                 --------
4-1      $1,000,000,000 Revolving             Incorporated by reference to
         Credit Agreement among Gannett       Exhibit 4-1 to Gannett Co., Inc.'s
         Co., Inc. and the Banks named        Form 10-K for the fiscal year
         therein.                             ended December 26, 1993.



4-2      Amendment Number One to              Incorporated by reference to
         $1,000,000,000 Revolving Credit      Exhibit 4-2 to Gannett Co., Inc.'s
         Agreement among Gannett Co., Inc.    Form 10-Q for the fiscal quarter
         and the Banks named therein.         ended June 26, 1994.




4-3      Indenture dated as of March 1, 1983  Incorporated by reference to
         between Gannett Co., Inc. and        Exhibit 4-2 to Gannett Co., Inc.'s
         Citibank, N.A., as Trustee.          Form 10-K for the fiscal year
                                              ended December 29, 1985.



4-4      First Supplemental Indenture         Incorporated by reference to
         dated as of November 5, 1986         Exhibit 4 to Gannett Co., Inc.'s
         among Gannett Co., Inc., Citibank,   Form 8-K filed on November 9,
         N.A., as Trustee, and Sovran Bank,   1986.
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