Form 10-Q
period 1995-06-25
GANNETT CO INC /DE/
filed 1995-08-08
CIK 39899

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 25, 1995 or

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


The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 25, 1995 was 140,157,509.

PART I. FINANCIAL INFORMATION


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



Operating Summary
Income from operations for the second quarter of 1995 rose $15.7 million or 7%, with each division reporting higher earnings. Newspaper earnings, which rose 3%, were tempered by sharp increases in newsprint costs. Broadcast earnings rose 20%, principally because of television advertising revenue growth. Outdoor division earnings were significantly improved, rising 36% over the comparable period a year ago.

Operating income for the first six months of 1995 rose $30.4 million or 8%.

Newspapers
Newspaper publishing revenues rose $28.3 million or 4% in the second quarter of 1995 and $48.8 million or 3% for the year-to-date. Newspaper advertising revenue rose $27 million or 5% in the quarter and $51.5 million or 5% for the first six months, reflecting continued gains in classified advertising, particularly in employment and automotive.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the second quarter and year-to-date periods of 1995 and 1994:

Advertising revenue, in thousands of dollars (pro forma)
Second quarter         1995       1994    % Change
Local                $201,091    $195,598     3
National               87,999      81,021     9
Classified            189,897     178,772     6
Total Run-of-Press    478,987     455,391     5
Preprint and
other advertising      88,149      83,064     6
Total ad revenue     $567,136    $538,455     5

Advertising linage, in thousands of inches (pro forma)
Second quarter         1995       1994    % Change
Local                   7,698       7,763    (1)
National                  601         568     6
Classified              8,364       8,121     3
Total Run-of-Press     16,663      16,452     1
Preprint               17,511      16,480     6
Total ad linage        34,174      32,932     4

Advertising revenue, in thousands of dollars (pro forma)
Year-to-date           1995       1994    % Change
Local              $  384,666  $  376,702     2
National              168,047     156,780     7
Classified            367,199     337,032     9
Total Run-of-Press    919,912     870,514     6
Preprint and
other advertising     163,965     158,283     4
Total ad revenue   $1,083,877  $1,028,797     5


Advertising linage, in thousands of inches (pro forma)
Year-to-date           1995      1994   % Change
Local                  14,771    14,874    (1)
National                1,110     1,058     5
Classified             16,013    15,307     5
Total Run-of-Press     31,894    31,239     2
Preprint               31,374    30,041     4
Total ad linage        63,268    61,280     3

Newspaper circulation revenues were up slightly for the quarter and for the year-to-date. Net paid daily circulation for the Company's local newspapers was down 1% for the quarter and for the first six months of 1995. Sunday circulation also declined 1% for the quarter and was down 2% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,055,809 in the ABC Publisher's statement for the six months ended March 26,1995, which, subject to audit, is a 2% increase from the comparable period a year ago.

Operating costs in total for the newspaper segment rose $23 million or 4% for the quarter and $35.5 million or 3% for the year-to-date. Newsprint expense increased 34% for the quarter and 24% for the first six months, reflecting significantly higher prices from a year ago. The impact of newsprint price increases was partially offset by newsprint conservation efforts, as consumption was below 1994 levels for the quarter and year-to-date periods, and by cost controls in other areas. The Company expects further newsprint price increases in 1995, which together with recent increases, will significantly affect newsprint expense comparisons for the remainder of 1995 and into 1996. Payroll costs rose 2% for the quarter and for the year-to-date.

Newspaper operating income rose $5.3 million or 3% for the second quarter and $13.3 million or 4% for the first six months, principally because of ad revenue gains. Most of the Company's local newspapers reported improved ad revenues and operating income. At USA TODAY, revenues improved for the quarter and for the year-to-date, but higher newsprint costs caused operating income to decline for the quarter and for the first six months.

Broadcast
Broadcast revenues increased $13.4 million or 12% for the second quarter and $26.4 million or 14% for the first six months, while operating costs were up $5.5 million or 8% for the quarter and $13.4 million or 10% for the year-to-date. Operating costs for the year-to-date period include certain program costs for the Company's Denver television station related to its pending affiliation change to NBC later this year. On a pro forma basis, broadcast revenues increased 10% for the quarter and 11% for the year-to-date while operating costs increased 4% for the quarter and 7% for the first six months.

Pro forma local television ad revenues grew 11% for the quarter and for the year-to-date while national revenues increased 10% for the quarter and 11% for the first six months. Radio revenues increased 5% for the quarter and 8% for the year-to-date.

Operating income rose $7.9 million or 20% for the quarter and $12.9 million or 21% for the year-to-date, reflecting strong gains at most of the Company's television and radio stations.

Outdoor
Outdoor revenues increased $5.4 million or 9% for the quarter and $9.1 million or 8% for the year-to-date, reflecting strong growth in national advertising. Poster and bulletin sales and occupancy rates were higher for the quarter and for the year-to-date. Operating costs rose $2.5 million or 4% for the quarter and $4.2 million or 4% for the first six months. Operating income for Outdoor grew $2.9 million or 36% for the quarter and $4.8 million or 140% for the year-to-date.

Non-operating Income and Expense
Interest expense rose slightly for the quarter and $0.7 million or 3% for the year-to-date reflecting higher average interest rates offset by lower average borrowings.

Net Income
Net income rose $7.7 million or 6% for the quarter and $15.1 million or 7% for the first six months. Net income per share rose to $1.00 from $0.90 for the quarter, an increase of 11%. For the year-to-date, net income per share increased 13% to $1.61 from $1.43 in 1994. The weighted average number of shares outstanding totaled 140,117,000 for the second quarter of 1995 compared with 147,169,000 for the second quarter of 1994. Average shares outstanding for the year-to-date totaled 140,065,000 for 1995 and 147,146,000 for 1994. The decline in the number of shares outstanding for the quarter and year-to-date periods reflects shares purchased under the Company's share repurchase program during the second and third quarters of 1994.

Liquidity and Capital Resources
Cash flow from operating activities totaled $271 million for the first half of 1995 compared with $358 million a year ago.
Principal uses of cash flow in 1995 were for capital expenditures, reduction of debt, dividends and pension funding.

Capital expenditures for the year-to-date totaled $64 million in 1995, compared to $68 million in 1994. Long-term debt (commercial paper obligations) was reduced by $153 million. The Company's regular quarterly dividend of $0.34 per share was declared in the first and second quarters of 1995 and totaled $95.3 million.

Other Matters
On July 13, 1995, six unions, representing approximately 2,500 of the 3,500 employees at The Detroit News, the Company's newspaper, the Detroit Free Press, a Knight-Ridder newspaper, and the Detroit Newspaper Agency, which performs all business operations for the two newspapers, went on strike following unsuccessful labor contract negotiations.

The Company cannot say with any certainty how long the strike may last or what the outcome may be. The strike is not expected to materially affect the Company's consolidated results of operations or financial condition.

On July 24, 1995, the Company entered into an agreement to acquire Multimedia, Inc. Multimedia publishes 11 daily and 49 non-daily newspapers and operates five network-affiliated television stations and two radio stations. The company also owns cable television franchises, a security alarm business, and produces first-run syndicated television programming and News Talk Television for cable TV. The acquisition is expected to be completed as soon as Multimedia shareholder and regulatory approvals are obtained, at a purchase price in excess of $1.7 billion. The Company will also assume or retire Multimedia's existing debt. The purchase price will be adjusted if Multimedia's debt at December 31, 1995 exceeds a specified level.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 June 25, 1995    Dec. 25, 1994
                                                ---------------  ---------------
ASSETS
Cash                                           $    12,741,000  $    44,229,000
Marketable securities                                   37,000           23,000
Trade receivables, less allowance
  (1995 - $16,230,000; 1994 - $15,846,000)         481,026,000      487,615,000
Other receivables                                   32,355,000       29,745,000
Inventories                                         79,989,000       53,047,000
Prepaid expenses                                    24,662,000       36,178,000
                                                ---------------  ---------------
Total current assets                               630,810,000      650,837,000
                                                ---------------  ---------------
Property, plant and equipment:
Cost                                             2,866,470,000    2,814,456,000
Less accumulated depreciation                   (1,454,112,000)  (1,386,312,000)
                                                ---------------  ---------------
Net property, plant and equipment                1,412,358,000    1,428,144,000
                                                ---------------  ---------------
Intangible and other assets:
Excess of cost of subsidiaries over
   net tangible assets acquired, less
   amortization (1995 - $464,922,000;
   1994 - $442,166,000)                          1,450,020,000    1,472,002,000
Other assets                                       189,745,000      156,069,000
                                                ---------------  ---------------
Total intangible and other assets                1,639,765,000    1,628,071,000
                                                ---------------  ---------------
Total assets                                   $ 3,682,933,000  $ 3,707,052,000
                                                ===============  ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt           $    61,476,000  $     1,026,000
Accounts payable and current portion of
   film contracts payable                          199,772,000      215,885,000
Compensation, interest and other accruals          156,251,000      148,506,000
Dividend payable                                    47,608,000       47,739,000
Income taxes                                        43,650,000       37,618,000
Deferred income                                     78,018,000       76,280,000
                                                ---------------  ---------------
Total current liabilities                          586,775,000      527,054,000
                                                ---------------  ---------------
Deferred income taxes                              155,840,000      164,691,000
Long-term debt, less current portion               553,725,000      767,270,000
Postretirement medical and life
   insurance liabilities                           308,324,000      306,863,000
Other long-term liabilities                        108,561,000      118,936,000
                                                ---------------  ---------------
Total liabilities                                1,713,225,000    1,884,814,000
                                                ---------------  ---------------
Shareholders' Equity:
Preferred stock of $1 par value per share.
   Authorized 2,000,000 shares, issued - none
Common stock of $1 par value per share.
  Authorized 400,000,000,
  issued 162,211,456 shares                        162,211,000      162,212,000
Additional paid-in capital                          73,694,000       76,604,000
Retained earnings                                2,768,258,000    2,639,440,000
Foreign currency translation adjustment            (10,765,000)     (12,894,000)
                                                ---------------  ---------------
Total                                            2,993,398,000    2,865,362,000
                                                ---------------  ---------------
Less treasury stock - 22,053,947 shares and
   22,444,480 shares respectively, at cost        (989,573,000)  (1,008,199,000)
Deferred compensation related to ESOP              (34,117,000)     (34,925,000)
                                                ---------------  ---------------
Total shareholders' equity                       1,969,708,000    1,822,238,000
                                                ---------------  ---------------
Total liabilities and shareholders' equity     $ 3,682,933,000  $ 3,707,052,000
                                                ===============  ===============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Thirteen weeks ended                   Twenty-six weeks ended
                                      June 25, 1995    June 26, 1994         June 25, 1995     June 26, 1994
                                      ---------------  ---------------       ---------------   ---------------
Net Operating Revenues:
Newspaper advertising                $   567,134,000  $   540,150,000       $ 1,083,876,000  $  1,032,394,000
Newspaper circulation                    214,045,000      212,945,000           426,009,000       425,085,000
Broadcasting                             120,880,000      107,493,000           217,863,000       191,500,000
Outdoor advertising                       68,568,000       63,181,000           119,164,000       110,102,000
Other                                     43,294,000       43,112,000            80,829,000        84,425,000
                                      ---------------  ---------------       ---------------   ---------------
Total                                  1,013,921,000      966,881,000         1,927,741,000     1,843,506,000
                                      ---------------  ---------------       ---------------   ---------------
Operating Expenses:
Cost of sales and operating expenses
 exclusive of depreciation               542,372,000      516,083,000         1,076,594,000     1,032,507,000
Selling, general and administrative
 expenses, exclusive of depreciation     174,806,000      168,458,000           346,583,000       334,403,000
Depreciation                              38,983,000       40,511,000            78,242,000        81,001,000
Amortization of intangible assets         11,361,000       11,145,000            22,756,000        22,455,000
                                      ---------------  ---------------       ---------------   ---------------
Total                                    767,522,000      736,197,000         1,524,175,000     1,470,366,000
                                      ---------------  ---------------       ---------------   ---------------
Operating income                         246,399,000      230,684,000           403,566,000       373,140,000
                                      ---------------  ---------------       ---------------   ---------------
Non-operating income (expense):
Interest expense                         (10,878,000)     (10,729,000)          (22,610,000)      (21,897,000)
Other                                     (1,198,000)       1,418,000            (1,727,000)        2,441,000
                                      ---------------  ---------------       ---------------   ---------------
Total                                    (12,076,000)      (9,311,000)          (24,337,000)      (19,456,000)
                                      ---------------  ---------------       ---------------   ---------------
Income before income taxes               234,323,000      221,373,000           379,229,000       353,684,000
Provision for income taxes                94,900,000       89,600,000           153,600,000       143,200,000
                                      ---------------  ---------------       ---------------   ---------------
Net income                           $   139,423,000  $   131,773,000       $   225,629,000  $    210,484,000
                                      ===============  ===============       ===============   ===============

Net income per share                           $1.00            $0.90                 $1.61             $1.43
                                      ===============  ===============       ===============   ===============
Dividends per share                            $0.34            $0.33                 $0.68             $0.66
                                      ===============  ===============       ===============   ===============


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Twenty-six weeks ended
                                               June 25, 1995      June 26, 1994
                                               --------------     -------------
Cash Flows from Operating Activities:
Net income                                      $225,629,000      $210,484,000
Adjustments to reconcile net income
  to operating cash flows:
  Depreciation                                    78,242,000        81,001,000
  Amortization of intangibles                     22,756,000        22,455,000
  Deferred income taxes                           (8,851,000)       (8,631,000)
  Gain on sale of assets                            (151,000)       (3,603,000)
  Other, net                                      29,821,000        11,107,000
  Changes in other assets & liabilities, net     (76,734,000)       45,438,000
                                               --------------     -------------
  Net cash flow from operating activities        270,712,000       358,251,000
                                               --------------     -------------
  Cash Flows From Investing Activities:
  Purchase of property, plant and equipment (64,481,000) (67,661,000) Payments for acquisitions, net of cash
     acquired                                                      (29,140,000)
  Increase in other investments                                    (23,539,000)
  Proceeds from sale of assets                     1,782,000        49,958,000
  Collection of long-term receivables              3,662,000           833,000
                                               --------------     -------------
  Net cash used by investing activities          (59,037,000)      (69,549,000)
                                               --------------     -------------
  Cash Flows From Financing Activities:
  Payment of long-term debt                     (153,095,000)     (222,754,000)
  Dividends paid                                 (95,917,000)      (97,036,000)
  Common stock transactions, net                   5,671,000           305,000
                                               --------------     -------------
  Net cash used for financing activities        (243,341,000)     (319,485,000)
                                               --------------     -------------
  Effect of currency exchange rate change            192,000        (1,243,000)
                                               --------------     -------------
  Net decrease in cash and cash equivalents (31,474,000) (32,026,000) Balance of cash and cash equivalents
     at beginning of year                         44,252,000        75,495,000
                                               --------------     -------------
  Balance of cash and cash equivalents
     at end of second quarter                    $12,778,000       $43,469,000
                                               ==============     =============

BUSINESS SEGMENT INFORMATION

                                            Thirteen weeks ended                 Twenty-six weeks ended
                                        June 25, 1995   June 26, 1994       June 25, 1995    June 26, 1994
                                        --------------- ---------------     ---------------- ---------------
Operating Revenues:
Newspaper publishing                      $824,473,000    $796,207,000       $1,590,714,000  $1,541,904,000
Broadcasting                               120,880,000     107,493,000          217,863,000     191,500,000
Outdoor advertising                         68,568,000      63,181,000          119,164,000     110,102,000
                                        --------------- ---------------     ---------------- ---------------
Total                                   $1,013,921,000    $966,881,000       $1,927,741,000  $1,843,506,000
                                        =============== ===============     ================ ===============

Operating Income (net of depreciation
                  and amortization):

Newspaper publishing                      $205,349,000    $200,097,000         $356,090,000    $342,756,000
Broadcasting                                47,366,000      39,486,000           73,606,000      60,659,000
Outdoor advertising                         11,112,000       8,185,000            8,284,000       3,456,000
Corporate                                  (17,428,000)    (17,084,000)         (34,414,000)    (33,731,000)
                                        --------------- ---------------     ---------------- ---------------
Total                                     $246,399,000    $230,684,000         $403,566,000    $373,140,000
                                        =============== ===============     ================ ===============

Depreciation & Amortization:
Newspaper publishing                       $36,692,000     $37,570,000          $73,416,000     $75,143,000
Broadcasting                                 7,006,000       7,008,000           14,070,000      14,089,000
Outdoor advertising                          4,229,000       4,668,000            8,434,000       9,240,000
Corporate                                    2,417,000       2,410,000            5,078,000       4,984,000
                                        --------------- ---------------     ---------------- ---------------
Total                                      $50,344,000     $51,656,000         $100,998,000    $103,456,000
                                        =============== ===============     ================ ===============


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 25, 1995

1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26 week periods ended June 25, 1995, and the comparative periods of 1994, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.     OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Securityholders

                  (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 2, 1995.

                  (c) At the Annual Meeting, four directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:


                                                                    Withheld
                                                  For              Authority
                                              -----------          ---------
                     Andrew F. Brimmer        117,346,058            972,172
                     Stuart T. K. Ho          117,513,714            804,516
                     Douglas H. McCorkindale  117,474,060            844,170
                     Rollan D. Melton         117,522,690            795,540

                  The proposal to elect Price Waterhouse as the Company's independent auditors was approved. Tabulation of votes for the proposal is as follows:

                                                                        Broker
                                          For       Against   Abstain   Non Vote
                                       -----------  -------   -------   --------
                  Election of Indepen-
                  dent Auditors        117,956,127  174,847   187,256          0


        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits.
             See Exhibit Index for list of exhibits filed with this report.

             (b)  Reports on Form 8-K.

                  Current Report on Form 8-K dated July 26, 1995 reporting on agreement for Gannett to acquire Multimedia, Inc.

                  Current Report on Form 8-K dated June 15, 1995 regarding the filing of the Company's Second Supplemental Indenture.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GANNETT CO., INC.

Dated:   August 8, 1995             s/ Larry F. Miller
                                    ------------------
                                    Larry F. Miller
                                    Senior Vice President/Financial Planning
                                       and Controller

Dated:   August 7, 1995             s/ Thomas L. Chapple
                                    --------------------
                                    Thomas L. Chapple
                                    Senior Vice President, General Counsel and
                                    Secretary

                            EXHIBIT INDEX

Exhibit
Number    Title or Description                 Location
--------  -----------------------------------  ------------------------------


4-1       $1,000,000,000 Revolving             Incorporated by reference to
          Credit Agreement among Gannett Co.,  Exhibit 4-1 to Gannett Co.,
          Inc. and the Banks named therein.    Inc.'s Form 10-K for the fiscal
                                               year ended December 26, 1993.


4-2       Amendment Number One to              Incorporated by reference to
          $1,000,000,000 Revolving Credit      Exhibit 4-2 to Gannett Co.,
          Agreement among Gannett Co., Inc.    Inc.'s Form 10-Q for the fiscal
          and the Banks named therein.         quarter ended June 26, 1994.



4-3       Indenture dated as of March 1, 1983  Incorporated by reference to
          between Gannett Co., Inc. and        Exhibit 4-2 to Gannett Co.,
          Citibank, N.A., as Trustee.          Inc.'s Form 10-K for the fiscal
                                               year ended December 29, 1985.


4-4       First Supplemental Indenture         Incorporated by reference to
          dated as of November 5, 1986         Exhibit 4 to Gannett Co., Inc.'s
          among Gannett Co., Inc., Citibank,   Form 8-K filed on November 9,
          N.A., as Trustee, and Sovran Bank,   1986.
          N.A., as Successor Trustee.


4-5       Second Supplemental Indenture        Incorporated by reference to
          dated as of June 1, 1995 among       Exhibit 4 to Gannett Co., Inc's
          Gannett Co., Inc., Citibank, N.A.,   Form 8-K filed June 15, 1995.
          as Trustee, and Crestar Bank, as
          Trustee.

4-6       Rights Plan.                         Incorporated by reference to
                                               Exhibit 1 to Gannett Co.,
                                               Inc.'s Form 8-K filed on
                                               May 23, 1990.



10        Amendments to Retirement Plan for    Attached.
          Directors.


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