Form 10-Q
period 1995-09-24
GANNETT CO INC /DE/
filed 1995-11-08
CIK 39899

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 24, 1995 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 24, 1995 was 140,205,796.

PART I. FINANCIAL INFORMATION


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



Operating Summary
Income from operations for the third quarter of 1995 declined $17.8 million or 10%, reflecting costs associated with a strike against the Company's newspaper in Detroit . Newspaper earnings, which fell $31.3 million or 19%, were adversely affected both by the strike and by continuing increases in newsprint costs. Broadcast earnings rose 41%,reflecting strong television and radio advertising revenue growth. Outdoor division earnings were significantly improved, rising 39% over the comparable period a year ago.

Operating income for the first nine months of 1995 rose $12.6 million or 2%.

Newspapers
Newspaper publishing revenues declined $11.2 million or 1% in the third quarter of 1995, and rose $37.6 million or 2% for the year-to-date. Newspaper advertising revenue fell $13.1 million or 3% in the quarter, reflecting lower revenues in Detroit because of the strike, partially offset by continued gains in classified advertising, particularly in employment and automotive. Excluding
Detroit, newspaper advertising revenues for the quarter rose $6.4 million or 1%. For the first nine months of 1995, newspaper advertising revenue grew $38.4 million or 2%.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the third quarter and year-to-date periods of 1995 and 1994:

Advertising revenue, in thousands of dollars (pro forma)
Third quarter            1995        1994   % Change
Local                  $176,563    $185,170     (5)
National                 72,860      71,526      2
Classified              182,287     178,815      2
Total Run-of-Press      431,710     435,511     (1)
Preprint and
other advertising        77,192      78,051     (1)
Total ad revenue       $508,902    $513,562     (1)

Advertising linage, in thousands of inches (pro forma)
Third quarter            1995        1994   % Change
Local                     7,095       7,366     (4)
National                    499         502     (1)
Classified                8,165       7,990      2
Total Run-of-Press       15,759      15,858     (1)
Preprint                 15,003      15,204     (1)
Total ad linage          30,762      31,062     (1)





Advertising revenue, in thousands of dollars (pro forma)
Year-to-date             1995        1994   % Change
Local                $  561,190  $  561,868      -
National                240,889     228,306      6
Classified              549,486     515,853      7
Total Run-of-Press    1,351,565   1,306,027      3
Preprint and
other advertising       241,131     236,328      2
Total ad revenue     $1,592,696  $1,542,355      3

Advertising linage, in thousands of inches (pro forma)
Year-to-date             1995         1994   % Change
Local                    21,890      22,240     (2)
National                  1,610       1,561      3
Classified               24,178      23,296      4
Total Run-of-Press       47,678      47,097      1
Preprint                 46,368      45,245      2
Total ad linage          94,046      92,342      2

Excluding Detroit, pro forma newspaper advertising volume was flat for the quarter, reflecting a 3% decline in local because of reduced spending by larger retailers. Advertising revenues excluding Detroit were 3% higher, including a 6% gain in classified.

Newspaper circulation revenues were down slightly for the quarter and for the year-to-date. Net paid daily circulation for the Company's local newspapers was down 3% for the quarter and 2% for the first nine months of 1995. Sunday circulation declined 4% for the quarter and 2% for the year-to-date. Daily and Sunday circulation for the quarter and year-to-date periods of 1995 reflect lower volume in Detroit because of the strike. Excluding Detroit, daily circulation declined 2% for the quarter and 1% for the year-to-date, while Sunday circulation was down 2% for the quarter and 1% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,059,017 in the ABC Publisher's statement for the six months ended September 24, 1995, which, subject to audit, is a 2% increase from the comparable period a year ago.

Operating costs in total for the newspaper segment rose $20.1 million or 3% for the quarter and $55.6 million or 3% for the year-to-date. Newsprint expense increased 39% for the quarter and 29% for the first nine months, reflecting significantly higher prices from a year ago. The impact of newsprint price increases was partially offset by newsprint conservation efforts, as consumption was below 1994 levels for the quarter and year-to-date periods, and by cost controls in other areas. The Company expects further newsprint price increases in 1995, which together with recent increases, will significantly affect newsprint expense comparisons for the remainder of 1995 and into 1996.
Payroll costs declined 1% for the quarter and were up slightly for the year-to-date.

Newspaper operating income declined $31.3 million or 19% for the third quarter and $18 million or 4% for the first nine months, reflecting significantly higher newsprint costs and losses in Detroit because of the strike. Excluding the impact of the strike, newspaper profits would have risen 3% for the quarter and 4% for the year-to-date. Most of the Company's local newspapers
reported improved ad revenues and operating income.   At USA
TODAY, revenues improved for the quarter and for the year-to-date, but higher newsprint costs caused operating income to decline for the quarter and for the first nine months.

Broadcast
Broadcast revenues increased $9.6 million or 10% for the third quarter and $36 million or 13% for the first nine months, while operating costs declined $1.7 million or 2% for the quarter and were up $11.7 million or 6% for the year-to-date. Operating costs for the year-to-date period include certain program costs related to the September affiliation change at the Company's Denver TV station.

On a pro forma basis, broadcast revenues increased 7% for the quarter and 10% for the year-to-date, reflecting strong demand for television advertising. Pro forma operating costs declined 5% for the quarter and increased 3% for the first nine months.

Pro forma local television ad revenues grew 10% for the quarter and for the year-to-date, while national revenues increased 2% for the quarter and 8% for the first nine months. Radio revenues increased 10% for the quarter and 9% for the year-to-date.

Operating income rose $11.2 million or 41% for the quarter and $24.2 million or 28% for the year-to-date, reflecting strong gains at most of the Company's television and radio stations.

Outdoor
Outdoor revenues increased $1.5 million or 2% for the quarter and $10.5 million or 6% for the year-to-date. Poster and bulletin sales were higher for the quarter and for the year-to-date. Operating costs declined $1.2 million or 2% for the quarter and were up $3 million or 2% for the first nine months. Operating income for Outdoor grew $2.7 million or 39% for the quarter and $7.5 million or 72% for the year-to-date.

Non-operating Income and Expense
Interest expense fell $1.2 million or 12% for the quarter and $0.5 million or 1% for the year-to-date, reflecting higher average interest rates, offset by lower average borrowings.

Net Income
Net income fell $9.4 million or 9% for the quarter and increased $5.7 million or 2% for the first nine months. Net income per share was $.69 in the third quarter, down from $0.74 in the 1994 quarter. For the year-to-date, net income per share increased 6% to $2.30 from $2.17 in 1994. The weighted average number of shares outstanding totaled 140,181,000 for the third quarter of 1995, compared with 143,465,000 for the third quarter of 1994. Average shares outstanding for the year-to-date totaled 140,103,000 for 1995 and 145,919,000 for 1994. The decline in the number of shares outstanding for the quarter and year-to-date periods reflects shares purchased under the Company's share repurchase program during the second and third quarters of 1994.

Liquidity and Capital Resources
Cash flow from operating activities totaled $396 million for the first nine months of 1995, compared with $512 million a year ago.
Principal uses of cash flow in 1995 were for capital expenditures, reduction of debt, dividends and pension funding.

Capital expenditures for the year-to-date totaled $106.4 million in 1995, compared with $95.6 million in 1994. Long-term debt
(commercial paper obligations) was reduced by $167 million.

The Company declared regular quarterly dividends of $0.34 per share in the first and second quarters of 1995 and $0.35 for the third quarter. Dividends declared totaled $144.3 million.

Other Matters
On July 24, 1995, the Company entered into an agreement to acquire Multimedia, Inc. Multimedia publishes 11 daily and 49 non-daily newspapers and operates five network-affiliated television stations and two radio stations. The company also owns cable television franchises, a security alarm business, and produces first-run syndicated television programming and News Talk Television for cable TV. The acquisition is expected to be completed by the end of the year, at a purchase price in excess of $1.7 billion. The Company will assume or retire Multimedia's existing debt. Pro forma financial information regarding the Multimedia transaction has been filed on a Form 8-K dated October 23, 1995.

The Company has filed a registration statement with the Securities and Exchange Commission for the proposed shelf registration of $1.5 billion of debt securities. Proceeds from the sale of the securities are expected to be used for general corporate purposes and to finance part of the Multimedia acquisition purchase price. In addition, the Company has arranged for an amendment to its Revolving Credit Agreement to increase the commitments to $3 billion. The Company has adequate resources to meet its liquidity requirements, including all obligations related to the Multimedia transaction.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       Sept.  24, 1995         Dec. 25, 1994
                                                       ----------------      -----------------
ASSETS
Cash                                                 $      14,249,000     $       44,229,000
Marketable securities                                       21,288,000                 23,000
Trade receivables, less allowance
  (1995 - $16,373,000; 1994 - $15,846,000)                 468,278,000            487,615,000
Other receivables                                           32,474,000             29,745,000
Inventories                                                101,042,000             53,047,000
Prepaid expenses                                            38,276,000             36,178,000
                                                       ----------------      -----------------
Total current assets                                       675,607,000            650,837,000
                                                       ----------------      -----------------
Property, plant and equipment:
Cost                                                     2,904,052,000          2,814,456,000
Less accumulated depreciation                           (1,490,266,000)        (1,386,312,000)
                                                       ----------------      -----------------
Net property, plant and equipment                        1,413,786,000          1,428,144,000
                                                       ----------------      -----------------
Intangible and other assets:
Excess of cost of subsidiaries over
   net tangible assets acquired, less amortization
   (1995 -  $476,284,000, 1994 - $442,166,000)           1,442,304,000          1,472,002,000
Other assets                                               193,859,000            156,069,000
                                                       ----------------      -----------------
Total intangible and other assets                        1,636,163,000          1,628,071,000
                                                       ----------------      -----------------
Total assets                                         $   3,725,556,000     $    3,707,052,000
                                                       ================      =================

LIABILITIES & SHAREHOLDERS' EQUITY
Current portion of long-term debt                    $      59,824,000     $        1,026,000
Accounts payable and current portion of film
   contracts payable                                       223,062,000            215,885,000
Compensation, interest and other accruals                  166,094,000            148,506,000
Dividend payable                                            49,158,000             47,739,000
Income taxes                                                18,612,000             37,618,000
Deferred income                                             78,389,000             76,280,000
                                                       ----------------      -----------------
Total current liabilities                                  595,139,000            527,054,000
                                                       ----------------      -----------------
Deferred income taxes                                      151,522,000            164,691,000
Long-term debt, less current portion                       541,536,000            767,270,000
Postretirement medical and life
   insurance liabilities                                   308,714,000            306,863,000
Other long-term liabilities                                108,776,000            118,936,000
                                                       ----------------      -----------------
Total liabilities                                        1,705,687,000          1,884,814,000
                                                       ----------------      -----------------
Shareholders' Equity:
Preferred stock of $1 par value per share.
   Authorized 2,000,000 shares, issued - none
Common stock of $1 par value per share.
  Authorized 400,000,000, issued 162,211,456 shares        162,211,000            162,212,000
Additional paid-in capital                                  73,336,000             76,604,000
Retained earnings                                        2,815,295,000          2,639,440,000
Foreign currency translation adjustment                    (10,196,000)           (12,894,000)
                                                       ----------------      -----------------
Total                                                    3,040,646,000          2,865,362,000
                                                       ----------------      -----------------
Less treasury stock - 22,005,660 shares and
   22,444,480 shares respectively, at cost                (986,660,000)        (1,008,199,000)
Deferred compensation related to ESOP                      (34,117,000)           (34,925,000)
                                                       ----------------      -----------------
Total shareholders' equity                               2,019,869,000          1,822,238,000
                                                       ----------------      -----------------
Total liabilities and shareholders' equity           $   3,725,556,000     $    3,707,052,000
                                                       ================      =================

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                  Thirteen weeks ended              Thirty-nine weeks ended
                                           Sept. 24, 1995   Sept. 25, 1994      Sept. 24, 1995    Sept. 25, 1994
                                           --------------   --------------      --------------    ---------------
Net Operating Revenues:
Newspaper advertising                        $508,821,000    $521,938,000     $  1,592,697,000  $ 1,554,332,000
Newspaper circulation                         209,445,000     210,724,000          635,454,000      635,809,000
Broadcasting                                  104,787,000      95,189,000          322,650,000      286,689,000
Outdoor advertising                            67,398,000      65,929,000          186,562,000      176,031,000
Other                                          41,810,000      38,647,000          122,639,000      123,072,000
                                              -----------     -----------        -------------    -------------
Total                                         932,261,000     932,427,000        2,860,002,000    2,775,933,000
                                              -----------     ----------         -------------    -------------
Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                 546,196,000     524,016,000        1,622,790,000    1,556,523,000
Selling, general and administrative
    expenses, exclusive of depreciation       166,953,000     167,447,000          513,536,000      501,850,000
Depreciation                                   38,336,000      42,203,000          116,578,000      123,204,000
Amortization of intangible assets              11,362,000      11,506,000           34,118,000       33,961,000
                                              -----------     -----------        -------------    -------------
Total                                         762,847,000     745,172,000        2,287,022,000    2,215,538,000
                                              -----------     -----------        -------------    -------------
Operating income                              169,414,000     187,255,000          572,980,000      560,395,000
                                              -----------     -----------        -------------    -------------
Non-operating income (expense):
Interest expense                               (9,113,000)    (10,307,000)         (31,723,000)     (32,204,000)
Other                                           1,100,000        (217,000)            (627,000)       2,224,000
                                              -----------    ------------        -------------    -------------
Total                                          (8,013,000)    (10,524,000)         (32,350,000)     (29,980,000)
                                              -----------     -----------        -------------    -------------
Income before income taxes                    161,401,000     176,731,000          540,630,000      530,415,000
Provision for income taxes                     65,300,000      71,200,000          218,900,000      214,400,000
                                              -----------     -----------        -------------    -------------
Net income                                   $ 96,101,000    $105,531,000       $  321,730,000   $  316,015,000
                                              ===========     ===========        =============    =============

Net income per share                                $0.69           $0.74                $2.30            $2.17
                                              ===========     ===========        =============    =============
Dividends per share                                 $0.35           $0.34                $1.03            $1.00
                                              ===========     ===========        =============    =============


CONDENSED CONSOLIDATED STATEMEMTS OF CASH FLOWS (Unaudited)



                                                     Thirty-nine weeks ended
                                                Sept. 24, 1995    Sept. 25, 1994
Cash flows from operating activities:
  Net income                                    $ 321,730,000     $ 316,015,000
Adjustments to reconcile net income
    to operating cash flows:
  Depreciation                                    116,578,000       123,204,000
  Amortization of intangibles                      34,118,000        33,961,000
  Deferred income taxes                           (13,168,000)      (12,916,000)
  Gain on sale of assets                             (123,000)       (5,614,000)
  Other, net                                       21,011,000        29,571,000
  Changes in other assets & liabilities, net      (84,147,000)       27,765,000
                                                -------------     -------------
 Net cash flow from operating activities          395,999,000       511,986,000
                                                -------------     -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment      (106,376,000)      (95,630,000)
  Payments for acquisitions, net of
    cash acquired                                                   (30,910,000)
  Increase in other investments                    (2,320,000)      (24,458,000)
  Proceeds from sale of certain assets              1,622,000        54,946,000
  Collection of long-term receivables               4,711,000         1,012,000
                                                -------------     -------------
  Net cash used by investing activities          (102,363,000)      (95,040,000)
                                                -------------     -------------
Cash flows from financing activities:
  Proceeds from long-term debt                                       64,741,000
  Payments of long-term debt                     (166,936,000)
  Dividends paid                                 (142,915,000)     (146,310,000)
  Common stock transactions, net                    7,227,000      (385,196,000)
                                                -------------     -------------
  Net cash used for financing activities         (302,624,000)     (466,765,000)
                                                -------------     -------------
  Effect of currency exchange rate change             273,000          (397,000)
                                                -------------     -------------
  Net decrease in cash and cash equivalents        (8,715,000)      (50,216,000)
  Balance of cash and cash equivalents at
    beginning of year                              44,252,000        75,495,000
                                                -------------     -------------
  Balance of cash and cash equivalents at
    end of third quarter                        $  35,537,000     $  25,279,000
                                                =============     =============

BUSINESS SEGMENT INFORMATION

                                              Thirteen weeks ended                    Thirty-nine weeks ended
                                          Sept. 24, 1995  Sept. 25, 1994           Sept. 24, 1995  Sept. 25, 1994
                                          --------------  --------------           --------------  --------------
OPERATING REVENUES:
------------------
Newspaper publishing                     $  760,075,000  $  771,309,000           $2,350,789,000  $2,313,213,000
Broadcasting                                104,787,000      95,189,000              322,650,000     286,689,000
Outdoor advertising                          67,399,000      65,929,000              186,563,000     176,031,000
                                          --------------  --------------           --------------  --------------
Total                                    $  932,261,000  $  932,427,000           $2,860,002,000  $2,775,933,000
                                          ==============  ==============           ==============  ==============

OPERATING INCOME
 (NET OF DEPRECIATION AND AMORTIZATION):
---------------------------------------
Newspaper publishing                     $  136,344,000  $  167,691,000           $  492,434,000  $  510,447,000
Broadcasting                                 38,513,000      27,243,000              112,119,000      87,902,000
Outdoor advertising                           9,723,000       7,006,000               18,007,000      10,462,000
Corporate                                   (15,166,000)    (14,685,000)             (49,580,000)    (48,416,000)
                                          --------------  --------------           --------------  --------------
Total                                    $  169,414,000  $  187,255,000           $  572,980,000  $  560,395,000
                                          ==============  ==============           ==============  ==============

DEPRECIATION & AMORTIZATION:
---------------------------
Newspaper publishing                     $   36,169,000  $   38,920,000           $  109,585,000  $  114,063,000
Broadcasting                                  6,991,000       7,381,000               21,061,000      21,470,000
Outdoor advertising                           4,183,000       4,998,000               12,617,000      14,238,000
Corporate                                     2,355,000       2,410,000                7,433,000       7,394,000
                                          --------------  --------------           --------------  --------------
Total                                    $   49,698,000  $   53,709,000           $  150,696,000  $  157,165,000
                                          ==============  ==============           ==============  ==============


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 24, 1995

1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39 week periods ended September 24, 1995, and the comparative periods of 1994, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.     OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)               Exhibits.
                     See Exhibit Index for list of exhibits filed with this report.

                  (b)               Reports on Form 8-K.
                     A Form 8-K was filed on July 27, 1995 reporting on the Multimedia transactions.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     GANNETT CO., INC.


Dated:   November  8, 1995          s/ Larry F. Miller
                                    ------------------
                                    Larry F. Miller
                                    Senior Vice President/Financial Planning and Controller


Dated:   November  7, 1995          s/ Thomas L. Chapple
                                    --------------------
                                    Thomas L. Chapple
                                    Senior Vice President, General Counsel
                                    and Secretary

                             EXHIBIT INDEX

Exhibit
Number       Title or Description           Location
------       --------------------           ------------

4-1          $1,000,000,000 Revolving       Incorporated by reference
             Credit Agreement among         to Exhibit 4-1 to Gannett
             Gannett Co., Inc. and the      Co., Inc.'s Form 10-K for
             Banks named therein.           the fiscal year ended
                                            December 26, 1993.



4-2          Amendment Number One to        Incorporated by reference
             $1,000,000,000 Revolving       to Exhibit 4-2 to Gannett
             Credit Agreement among         Co., Inc.'s Form 10-Q for
             Gannett Co., Inc. and the      the fiscal quarter ended
             Banks named therein.           June 26, 1994.


4-3          Indenture dated as of          Incorporated by reference
             March 1, 1983 between          to Exhibit 4-2 to Gannett
             Gannett Co., Inc. and          Co., Inc.'s Form 10-K for
             Citibank, N.A., as             the fiscal year ended
             Trustee.                       December 29, 1985.


4-4          First Supplemental             Incorporated by reference
             Indenture                      to Exhibit 4 to Gannett
             dated as of November 5,        Co., Inc.'s Form 8-K filed
             1986                           on November 9, 1986.
             among Gannett Co., Inc.,
             Citibank, N.A., as
             Trustee, and Sovran Bank,
             N.A., as Successor
             Trustee.

4-5          Second Supplemental            Incorporated by reference
             Indenture dated as of          to Exhibit 4 to Gannett
             June 1, 1995 among             Co., Inc's Form 8-K filed
             Gannett Co., Inc.,             June 15, 1995
             NationsBank, N.A., as
             Trustee, and Crestar
             Bank, as Trustee.


4-6          Rights Plan.                   Incorporated by reference
                                            to Exhibit 1 to Gannett
                                            Co., Inc.'s Form 8-K filed
                                            on May 23, 1990.


11           Statement re computation       Attached.
             of earnings per share.

27           Financial Data Schedule.       Attached.




Gannett Co., Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.