Form 10-K
period 1995-12-31
GANNETT CO INC /DE/
filed 1996-03-29
CIK 39899

Exhibit Index begins
                                                on page 11

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal
   year ended December 31, 1995    or
   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [  X   ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996 was in excess of $9,121,771,826.

          The number of shares outstanding of the registrant's Common Stock, Par Value $1.00, as of March 8, 1996 was 140,753,924.

Documents incorporated by reference.

          (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 in Parts
I, II and III.

          (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 7, 1996.

                      CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1995 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1996 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual
                                   Report pp. 49-59); Note 10 -
                                   Business Segment Information
                                   (Annual Report pp. 44-45).

Item 2.   Properties.              Properties (Annual Report pp.
                                   53, 54, 56, 58 and 59);
                                   Corporate Facilities (Annual
                                   Report p. 59); Markets We
                                   Serve (Annual Report
                                   pp. 64-66).

Item 3.   Legal Proceedings.       Note 9 - Commitments,
                                   Contingent Liabilities and
                                   Other Matters (Annual Report
                                   pp. 43-44); Regulation (Annual
                                   Report p. 53).

Item 4.   Submission of Matters    Not Applicable.
          to a Vote of Security
          Holders.

Part II

Item 5.   Market for Registrant's  Gannett Shareholder Services
          Common Equity and        (Annual Report, inside back cover);
          Company                  Profile (Annual Report, inside
          Related Stockholder      front cover);
          Matters                  Gannett Common Stock Prices
                                   (Annual Report p. 22);
                                   Dividends (Annual Report
                                   p. 31).


Item 6.   Selected Financial       Eleven-Year Summary and Notes
          Data.                    to Eleven-Year Summary (Annual
                                   Report pp. 46-48).



Item 7.   Management's Discussion  Management's Discussion and
          and Analysis of          Analysis
          Financial Condition and  of Results of Operations and
          Results of Operations.   Financial
                                   Position (Annual Report
                                   pp. 23-31).

Item 8.   Financial Statements     Consolidated Financial
          and Supplementary Data.  Statements and
                                   Notes to Consolidated
                                   Financial State-
                                   ments (Annual Report
                                   pp. 32-45). Effects of
                                   Inflation and changing prices
                                   (Annual Report p. 31);
                                   Quarterly Statements of
                                   Income (Annual Report p. 61).

Item 9.   Changes in and           None.
          Disagreements
          with Accountants
          on Accounting and
          Financial Disclosure.

Part III

Item 10.  Directors and Executive  Executive Officers of the
          Officers of the          Company are listed
          Registrant.              below:


          Denise H. Bannister - Group President, Gannett Gulf
             Coast Newspaper Group, and President and Publisher,
             Pensacola News Journal.
          Sara M. Bentley - Group President, Gannett Northwest
             Newspaper Group, and President and   Publisher, Statesman
             Journal.
          Thomas L. Chapple - Senior Vice President, General
             Counsel, and Secretary.
          Richard L. Clapp - Senior Vice President, Personnel.
          Susan Clark-Johnson - Senior Group President, Gannett
             Pacific Newspaper Group, and    President and
             Publisher, Reno (Nev.) Gazette-Journal.
          Michael J. Coleman - Senior Group President, Gannett
             South Newspaper Group, and President
             and Publisher, FLORIDA TODAY at Brevard County.
          John J. Curley - Chairman, President, and Chief Executive Officer. Thomas Curley - President and Publisher, USA TODAY.
          Philip R. Currie - Senior Vice President, News, Gannett
             Newspaper Division.
          Donald W. Davidson - President, Gannett Outdoor Group.
          Gerard R. DeFrancesco - President, Gannett Radio.
          Millicent A. Feller - Senior Vice President, Public
             Affairs and Government Relations.
          Lawrence P. Gasho - Vice President, Financial Analysis.
          George R. Gavagan - Vice President, Corporate Accounting Services. John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel.
          Bern Mebane - Senior Group President, Gannett Piedmont
             Newspaper Group.
          Douglas H. McCorkindale - Vice Chairman, and Chief Financial
             and Administrative Officer.
          Larry F. Miller - Senior Vice President, Financial Planning,
             and Controller.
          W. Curtis Riddle - Senior Group President, Gannett East
             Newspaper Group, and President and Publisher,
             Wilmington (Delaware) News Journal.

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


          Information concerning the Executive Officers of the Company is included in the Annual Report on pages 18 through 20. Information concerning the Board of Directors of the Company is incorporated by reference to the Company's Proxy Statement pursuant to General Instruction G(3) to Form 10-K.


Item 11.  Executive Compensation.  Incorporated by reference to the Company's
                                   Proxy Statement pursuant to General
                                   Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of    Incorporated by
          Certain                  reference to the
          Beneficial Owners and    Company's Proxy Statement
          Management.              pursuant to
                                   General Instruction G(3) to
                                   Form 10-K.

Item 13.  Certain Relationships    Incorporated by
          and                      reference to the
          Related Transactions.    Company's Proxy Statement
                                   pursuant to
                                   General Instruction G(3) to
                                   Form 10-K.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) Financial Statements, Financial Statement Schedules and Exhibits.

          (1)   Financial Statements.

          The following financial statements of the Company and the accountants' report thereon are included on pages 32 through 45 of the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference:

             Consolidated Balance Sheets as of December 31, 1995 and December 25, 1994.

             Consolidated Statements of Income - Fiscal Years
             Ended December 31, 1995, December 25, 1994, and
             December 26, 1993.

             Consolidated Statements of Cash Flows - Fiscal
             Years Ended December 31, 1995, December 25, 1994, and December 26, 1993.

             Consolidated Statements of Changes in Shareholders'
             Equity - Fiscal Years Ended December 31, 1995,
             December 25, 1994, and December 26, 1993.

             Notes to Consolidated Financial Statements.

             Report of Independent Accountants.

          (2)   Financial Statement Schedules.

          The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K
          Information" appearing on pages 62 through 63 of the Company's 1995 Annual Report to Shareholders:

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

(b)    Reports on Form 8-K.

       A Current Report on Form 8-K dated December 5, 1995 was filed in connection with the acquisition of Multimedia, Inc.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 6, 1996 appearing on page 45 of the 1995 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Price Waterhouse LLP
--------------------------------
PRICE WATERHOUSE LLP



Washington, D.C.
February 6, 1996

                             SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 1996        GANNETT CO., INC.
                                  (Registrant)

                                By /s/Douglas H. McCorkindale
                                   --------------------------
                                   Douglas H. McCorkindale,
                                   Vice Chairman, and Chief Financial
                                   and Administrative Officer

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 20, 1996           /s/John J. Curley
                                   -----------------
                                   John J. Curley,
                                   Director, and Chairman,
                                   President and Chief Executive
                                   Officer


Dated: February 20, 1996           /s/Douglas H. McCorkindale
                                   --------------------------
                                   Douglas H. McCorkindale,
                                   Director, and Vice Chairman,
                                   and Chief Financial and
                                   Administrative Officer


Dated: February 20, 1996           /s/Larry F. Miller
                                   ------------------
                                   Larry F. Miller,
                                   Senior Vice President,
                                   Financial Planning, and
                                   Controller


Dated: February 20, 1996           /s/Andrew F. Brimmer
                                   --------------------
                                   Andrew F. Brimmer, Director

Dated: February 20, 1996           /s/Meredith A. Brokaw
                                   ---------------------
                                   Meredith A. Brokaw, Director


Dated: February 20, 1996           /s/Rosalynn Carter
                                   ------------------
                                   Rosalynn Carter, Director


Dated: February 20, 1996           /s/Peter B. Clark
                                   -----------------
                                   Peter B. Clark, Director


Dated: February 20, 1996           /s/Stuart T.K. Ho
                                   -----------------
                                   Stuart T.K. Ho, Director


Dated: February 20, 1996           /s/Drew Lewis
                                   -------------
                                   Drew Lewis, Director


Dated: February 20, 1996           /s/Josephine P. Louis
                                   ---------------------
                                   Josephine P. Louis, Director


Dated: February 20, 1996           /s/Rollan D. Melton
                                   -------------------
                                   Rollan D. Melton, Director


Dated: February 20, 1996           /s/Thomas A. Reynolds, Jr.
                                   --------------------------
                                   Thomas A. Reynolds, Jr., Director


Dated: February 20, 1996
                                   ---------------------------
                                   Carl T. Rowan, Director


Dated: February 20, 1996           /s/Dolores D. Wharton
                                   ---------------------
                                   Dolores D. Wharton, Director

                           EXHIBIT INDEX

Exhibit
Number  Exhibit                         Location
------- -----------------------------   ----------------------------------
2-1     Agreement and Plan of           Incorporated by reference to
        Merger dated as of July 24,     Exhibit 99 to
        1995 between Gannett Co.,       Gannett Co., Inc.'s Form 8-K
        and Multimedia, Inc.            filed on July 26, 1995.


3-1     Second Restated Certificate     Incorporated by reference to
        of Incorporation of Gannett     Exhibit 3-1 to
        Co., Inc.                       Gannett Co., Inc's Form 10-K for
                                        the fiscal year ended December 26, 1993
                                        ("1993 Form 10-K").

        Amendment to Restated           Incorporated by reference to
        Exhibit 3-1                     the 1993 Form 10-K.
        Certificate of Incorporation.


3-2     By-laws of Gannett Co., Inc.    Incorporated by reference to
                                        Exhibit 3-2 to the 1993 Form
                                        10-K.

4-1     $1,000,000,000 Revolving        Incorporated by reference to Exhibit
        Credit Agreement among          4-1 to the 1993 Form 10-K.
        Gannett Co., Inc. and the
        Banks named therein.

4-2     Amendment Number One            Incorporated by reference to
        to $1,000,000 Revolving         Exhibit 4-2
        Credit Agreement among          to Gannett Co., Inc.'s Form 10-Q
        Gannett Co., Inc. and the       for the fiscal quarter ended
        Banks named therein.            June 26, 1994.

4-3     Amendment Number Two to         Attached.
        $1,500,000,000 Revolving
        Credit Agreement among
        Gannett Co., Inc. and the
        Banks named therein.

4-4 Indenture dated as of March 1, Incorporated by reference to Exhibit 4-2 1983 between Gannett Co., Inc. to Gannett Co., Inc.'s Form 10-K for the and Citibank, N.A., as Trustee. fiscal year ended December 29, 1985.


4-5     First Supplemental Indenture    Incorporated by reference to
        dated as of November 5, 1986    Exhibit 4 to
        among Gannett Co., Inc.,        Gannett Co., Inc.'s Form 8-K filed on
        Citibank, N.A., as Trustee, and November 9, 1986.
        Sovran Bank, N.A., as Successor
        Trustee.


4-6     Rights Plan.                    Incorporated by reference to
                                        Exhibit 1 to Gannett Co.,Inc.'s
                                        Form 8-K filed on May 23, 1990.

10-1    Employment Agreement dated      Incorporated by reference to Gannett
        December 7, 1992 between        Co., Inc.'s Form 10-K for the fiscal
        Gannett Co., Inc. and John J.   year ended December 27, 1992
        Curley.*                        ("1992 Form 10-K").

10-2    Employment Agreement dated      Incorporated by reference to the 1992
        December 7, 1992 between        Form 10-K.
        Gannett Co., Inc.and Douglas H.
        McCorkindale.*

10-3    Agreement dated January 5,      Incorporated by reference to
        1995 between Gannett Tele-      Gannett Co., Inc.'s Form 10-K
        vision and CTR Productions.     for the fiscal year
                                        ended December 25, 1994.

10-4    Gannett Co., Inc. 1978          Incorporated by reference to
        Executive Long-Term Incentive   Exhibit 10-3 to
        Plan.*                          Gannett Co., Inc.'s Form 10-K for
                                        the fiscal year ended December
                                        28, 1980. Amendment No. 1
                                        incorporated by reference
                                        to Exhibit 20-1 to
                                        Gannett Co., Inc.'s
                                        Form 10-K for the fiscal year
                                        ended December 27, 1981.
                                        Amendment No. 2 incorporated by
                                        reference to Exhibit 10-2
                                        to Gannett Co., Inc.'s Form 10-K
                                        for the fiscal year ended
                                        December 25, 1983.  Amendments
                                        Nos. 3 and 4 incorporated
                                        by reference to Exhibit 4-6 to
                                        Gannett Co., Inc.'s Form S-8
                                        Registration Statement No.
                                        33-28413 filed on May 1, 1989.
                                        Amendments Nos. 5 and 6
                                        incorporated by reference to
                                        Exhibit 10-8 to Gannett Co.,
                                        Inc.'s Form 10-K for the fiscal
                                        year ended December 31, 1989.

10-5    Description of supplemental     Incorporated by reference to
        insurance benefits.*            Exhibit 10-4 to the 1993
                                        Form 10-K.

10-6 Gannett Co., Inc. Supplemental Incorporated by reference to Exhibit Retirement Plan, as amended.* 10-8 to Gannett Co., Inc's Form 10-K for the fiscal year ended
                                        December 27,1986 ("1986 Form 10-K").

10-7    Gannett Co., Inc. Retirement    Incorporated by reference to Exhibit
        Plan for Directors.*            10-10 to the 1986 Form 10-K.
                                        1991 Amendment incorporated by
                                        reference to Exhibit 10-2 to
                                        Gannett Co., Inc.'s Form 10-Q
                                        for the quarter ended September
                                        29, 1991.  1995 Amendments
                                        attached in Exhibit 10-7.



10-8    Gannett Co., Inc. 1987          Incorporated by reference to
        Deferred Compensation Plan,     Exhibit 10-8
        as restated.*                   to the 1993 Form 10-K.


10-9    Gannett Co., Inc. Transitional  Incorporated by reference to Exhibit
        Compensation Plan.*             10-13 to Gannett Co., Inc.'s Form
                                        10-K for the fiscal year ended
                                        December 30, 1990.

11      Statement re computation of     Attached.
        earnings per share.

13      Portions of 1995 Annual Report  Attached.
        to Shareholders incorporated
        by reference.

21      Subsidiaries of Gannett Co.,    Attached.
        Inc.

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