Form 10-Q
period 1996-03-31
GANNETT CO INC /DE/
filed 1996-05-15
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 31, 1996 was 140,797,505.

PART I. FINANCIAL INFORMATION


OPERATING SUMMARY

Income from operations for the first quarter of 1996 rose $40.7 million or 26% reflecting in part earnings from Multimedia properties acquired in December, 1995. Earnings from broadcasting rose sharply, up $23.8 million or 91%. Multimedia television stations contributed to this growth along with significant earnings gains from the Company's other stations as a group. The Company's new cable business reported operating income of $10.9 million.

Newspaper publishing earnings were down slightly for the quarter. Incremental earnings from the Multimedia newspaper group were offset by the effects of higher newsprint costs and a loss at The Detroit News, where six unions have been on strike since July 1995.

Income from the Company's other businesses was $8.8 million greater than a year ago, reflecting the results of the alarm security and entertainment businesses acquired with the Multimedia purchase.

NEWSPAPERS

Newspaper publishing revenues rose $60.7 million or 8% in the first quarter of 1996 reflecting in part revenues reported by Multimedia newspapers. Newspaper advertising revenue rose $40.1 million or 8%.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage for the first quarters of 1996 and 1995:

Advertising revenue, in thousands of dollars (pro forma)
First quarter                  1996           1995     % Change

Local                $        190,561   $    194,047       (2)
National                       90,507         80,835       12
Classified                    192,870        186,762        3
Total Run-of-Press            473,938        461,644        3
Preprint and
Other advertising              82,947         82,071        1
Total ad revenue     $        556,885   $    543,715        2


Advertising linage, in thousands of inches (pro forma)
First Quarter                  1996           1995     % Change
Local                           7,395          7,844       (6)
National                          532            528        1
Classified                      8,392          8,393        -
Total Run-of-Press             16,319         16,765       (3)
Preprint                       14,124         14,273       (1)
Total ad linage                30,443         31,038       (2)



In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 2% for the first quarter. Local ad revenues declined due to the effects of the strike in Detroit and because revenue from certain of the Company's larger retail customers was soft in the quarter. National ad revenue rose 12%, reflecting a 26% gain by USA TODAY. Gains in classified advertising, up 3%, were experienced across the newspaper group (except Detroit), with improvement in the employment, auto and real estate categories.


Reported newspaper circulation revenues for the quarter rose 8%. On a pro forma basis, circulation revenues were up 4% from 1995. Net paid daily circulation for the Company's local newspapers was down 4%, while Sunday circulation declined 5%. The decline in local daily and Sunday circulation was due principally to the effect of the strike in Detroit. USA TODAY reported an average daily paid circulation of 2,113,881 in the ABC Publisher's statement for the six months ended March 31, 1996, which, subject to audit, is a 3% increase over the comparable period a year ago.

Operating costs in total for the newspaper segment rose $64.0 million or 11% for the quarter, reflecting added costs from the Multimedia newspapers. Higher newsprint prices again had a significant effect on costs. In total, reported newsprint expense rose more than 50% due to higher prices. Consumption was even with
1995, including the added usage of Multimedia newspapers.   Pro
forma consumption was down 2%. Newsprint prices have softened slightly in 1996. It's not certain at this time what changes may occur in newsprint prices in the coming months. However, because of the carryover effect of price increases over the last year, newsprint expense comparisons with 1995 are likely to be adversely affected through much of this year.

Newspaper operating income declined $3.3 million or 2% for the quarter reflecting higher newsprint costs and the impact of the strike in Detroit.

BROADCASTING

Broadcast revenues increased $44.7 million or 46% for the quarter, while operating costs were up $20.9 million or 30%. Results for the first quarter of 1996 include 5 televisions stations and 1 radio station included in the Multimedia purchase. On a pro forma basis, broadcast revenues increased 8%, reflecting a continuation of a strong growth pattern by the Company's television group.

Pro forma local television ad revenues grew 10% while national revenues increased 11%. Radio revenues were even for the quarter. Operating income rose $23.8 million or 91%. Earnings from the new Multimedia stations were supplemented by improved results from the Company's other television stations. The Company's nine NBC affiliates reported substantial year-over-year earnings gains.

CABLE

The Company's cable television business, acquired as part of the Multimedia purchase, serves approximately 461,000 basic subscribers, representing 62% of homes passed. Pay subscribers totaled 334,000. Cable revenue totaled $47.2 million and on a pro forma basis rose 13% for the quarter. Operating income from cable totaled $10.9 million and operating cash flow was nearly $24.0 million.



OTHER BUSINESSES

The principal businesses included in this segment are outdoor advertising, and the television entertainment programming and alarm security businesses acquired in the Multimedia purchase.

The entertainment programming business and the alarm security business were both profitable for the quarter. The revenue and earnings for the alarm security business are growing, however, competition in the entertainment business continues to adversely affect its revenue and earnings levels.


NON-OPERATING INCOME AND EXPENSES

Interest expense rose $27.8 million or 237%, reflecting interest on commercial paper borrowings to finance the Multimedia acquisition in December 1995.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 43.0% in 1996 and 40.5% in 1995. The increase in the effective tax rate for 1996 is attributable to amortization of non-deductible intangible assets recorded in connection with the Multimedia acquisition.

NET INCOME

Net income rose $3.1 million, or 4%, for the quarter. Net income per share rose to $0.64 from $0.62, a 3% increase. The weighted average number of shares outstanding totaled 140,680,000 for the first quarter of 1996, compared with 140,011,000 for the first quarter of 1995. The increase in the number of shares outstanding is due mainly to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities as reported in the accompanying Consolidated Statements of Cash Flow, totaled $190.1 million for the first quarter of 1996 and $124.1 million for the first quarter of 1995. Principal uses of cash flow in the first quarter were capital expenditures, reduction of debt and dividends.

Capital expenditures for the quarter totaled $53.2 million, compared with $26.6 million in 1995. The increase reflects capital spending for the newly acquired Multimedia businesses, particularly cable and alarm security.

The Company's long-term debt was reduced by $89 million from operating cash flow in the first quarter of 1996. The Company's regular quarterly dividend of $0.35 per share, totaling $49.3 million was declared in the first quarter and paid on April 1, 1996.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         Mar. 31, 1996        Dec. 31, 1995
ASSETS
Cash                                                  $     50,851,000     $     46,962,000
Marketable securities                                           25,000               23,000
Trade receivables, less allowance
  (1996 -   $22,032,000 ; 1995 - $22,182,000)              518,173,000          587,896,000
Other receivables                                           41,003,000           33,663,000
Inventories                                                119,162,000          111,653,000
Prepaid expenses                                            69,626,000           73,887,000
Total current assets                                       798,840,000          854,084,000
Property, plant and equipment:
Cost                                                     3,601,677,000        3,559,666,000
Less accumulated depreciation                           (1,534,868,000)      (1,488,979,000)
Net property, plant and equipment                        2,066,809,000        2,070,687,000
Intangible and other assets:
Excess of acquisition cost over the value
   of assets acquired, less amortization
   (1996 - $539,902,000;  1995 - $491,743,000)           3,361,793,000        3,386,600,000
Investments and other assets                               211,253,000          192,429,000
Total intangible and other assets                        3,573,046,000        3,579,029,000
Total assets                                          $  6,438,695,000     $  6,503,800,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                  $        123,000     $     90,751,000
Accounts payable and current portion of film
   contracts payable                                       231,019,000          279,594,000
Compensation, interest and other accruals                  231,722,000          276,295,000
Dividend payable                                            49,222,000           49,208,000
Income taxes                                                83,909,000           15,071,000
Deferred income                                            109,300,000          101,853,000
Total current liabilities                                  705,295,000          812,772,000
Deferred income taxes                                      322,244,000          327,916,000
Long-term debt, less current portion                     2,769,474,000        2,767,880,000
Postretirement medical and life insurance liabilities      306,710,000          305,700,000
Other long-term liabilities                                138,640,000          143,884,000
Total liabilities                                        4,242,363,000        4,358,152,000
Shareholders' Equity:
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares, issued - none
Common stock of $1 par value per share.  Authorized
  400,000,000, issued 162,210,366 shares                   162,210,000          162,210,000
Additional paid-in capital                                  77,268,000           76,811,000
Retained earnings                                        2,963,843,000        2,923,752,000
Foreign currency translation adjustment                    (12,148,000)         (12,258,000)
Total                                                    3,191,173,000        3,150,515,000
Less treasury stock - 21,412,861 shares and
   21,645,721 shares respectively, at cost                (963,933,000)        (973,272,000)
Deferred compensation related to ESOP                      (30,908,000)         (31,595,000)
Total shareholders' equity                               2,196,332,000        2,145,648,000
Total liabilities and shareholders' equity            $  6,438,695,000     $  6,503,800,000

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              Quarter ended
                                      Mar. 31, 1996  Mar. 26, 1995

Net Operating Revenues:
Newspaper advertising                $  556,885,000  $ 516,742,000
Newspaper circulation                   229,417,000    211,964,000
Broadcasting                            141,688,000     96,983,000
Cable                                    47,208,000              0
Other                                   128,962,000     88,131,000
Total                                 1,104,160,000    913,820,000

Operating Expenses:
Cost of sales and operating expenses
 exclusive of depreciation              641,209,000    534,222,000
Selling, general and administrative
 expenses, exclusive of depreciation    187,628,000    171,777,000
Depreciation                             53,135,000     39,259,000
Amortization of intangible assets        24,277,000     11,395,000
Total                                   906,249,000    756,653,000
Operating income                        197,911,000    157,167,000

Non-operating income (expense):
Interest expense                        (39,528,000)   (11,732,000)
Other                                    (1,583,000)      (529,000)
Total                                   (41,111,000)   (12,261,000)

Income before income taxes              156,800,000    144,906,000
Provision for income taxes               67,450,000     58,700,000
Net income                           $   89,350,000  $  86,206,000


Net income per share                          $0.64          $0.62
Dividends per share                           $0.35          $0.34

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Quarter ended
                                               Mar. 31, 1996    Mar. 26, 1995
Cash flows from operating activities:
Net income                                       $89,350,000     $86,206,000
 Adjustments to reconcile net income to
  operating cash flows:
  Depreciation                                    53,135,000      39,259,000
  Amortization of intangibles                     24,277,000      11,395,000
  Deferred income taxes                           (5,672,000)     (4,483,000)
  (Gain) loss on sale of assets                     (227,000)        121,000
  Other, net                                      (9,749,000)     21,119,000
  Changes in other assets & liabilities, net      38,973,000     (29,529,000)
                                                 -----------     -----------
  Net cash flow from operating activities        190,087,000     124,088,000
                                                 -----------     -----------
 Cash flows from investing activities:
  Purchase of property, plant and equipment      (53,180,000)    (26,630,000)
  Change in other investments                     (8,500,000)              0
  Proceeds from sale of certain assets             3,907,000       1,279,000
  Collection of long-term receivables                425,000               0
                                                 -----------     -----------
  Net cash used by investing activities          (57,348,000)    (25,351,000)
                                                 -----------     -----------
 Cash flows from financing activities:
  Payments of long-term debt                     (89,033,000)    (82,106,000)
  Dividends paid                                 (49,246,000)    (48,023,000)
  Common stock transactions, net                   9,431,000       3,136,000
                                                 -----------     -----------
  Net cash used for financing activities        (128,848,000)   (126,993,000)
                                                 -----------     -----------
  Effect Of Currency Exchange Rate Change                  0         (29,000)
                                                 -----------     -----------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                                3,891,000     (28,285,000)
  Balance of Cash and Cash Equivalents at
   Beginning of Year                              46,985,000      44,252,000
                                                 -----------     -----------
  Balance of Cash and Cash Equivalents at
   End of First Quarter                          $50,876,000     $15,967,000
                                                 ===========     ===========

BUSINESS SEGMENT INFORMATION

                                                  Quarter ended
                                        Mar. 31, 1996     Mar. 26, 1995
Operating Revenues:
Newspaper publishing                   $  820,372,000      $759,636,000
Broadcasting                              141,688,000        96,983,000
Cable                                      47,208,000                 0
Other businesses                           94,892,000        57,201,000
                                        -------------       -----------
                                       $1,104,160,000      $913,820,000
                                        =============       ===========

Operating Income:
(Net of depreciation and amortization)
Newspaper publishing                     $147,551,000      $150,856,000
Broadcasting                               50,039,000        26,240,000
Cable                                      10,909,000                 0
Other businesses                            5,830,000        (2,943,000)
Corporate                                 (16,418,000)      (16,986,000)
                                          -----------       -----------
                                         $197,911,000      $157,167,000
                                          ===========       ===========

Depreciation & Amortization:
Newspaper publishing                      $40,538,000       $36,450,000
Broadcasting                               15,698,000         7,064,000
Cable                                      13,054,000                 0
Other businesses                            5,566,000         4,479,000
Corporate                                   2,556,000         2,661,000
                                          -----------       -----------
                                          $77,412,000       $50,654,000
                                          ===========       ===========


Operating Cash Flow:
Newspaper publishing                     $188,089,000      $187,306,000
Broadcasting                               65,737,000        33,304,000
Cable                                      23,963,000                 0
Other businesses                           11,396,000         1,536,000
Corporate                                 (13,862,000)      (14,325,000)
                                         ------------      ------------
                                         $275,323,000      $207,821,000
                                         ============      ============


NOTES:
(1) For financial reporting purposes, at the end of 1995, the Company established four separate segments: newspapers; broadcasting (television and radio); cable television; and a segment for all other business operations. Previously, the Company's operations were reported in three segments: newspapers; broadcasting; and outdoor advertising. Upon the completion of the Multimedia acquisition, the Company established a separate business segment for the acquired cable television division. At the same time, the Company elected to group its outdoor advertising business along with security alarm and entertainment businesses acquired from Multimedia in its fourth "Other Businesses" reporting segment. Additionally, certain businesses previously reported in the newspaper segment are now reflected in the "Other Businesses" segment. Prior year segment data has been restated to reflect this reporting change.

(2) Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 1996

1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 week period ended March 31, 1996, and the comparative period of 1995, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

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


                                    GANNETT CO., INC.


Dated:   May 14, 1996               /s/Larry F. Miller
                                    ------------------
                                    Larry F. Miller
                                    Senior Vice President/Financial
                                       Planning and Controller



Dated:   May 14, 1996               /s/Thomas L. Chapple
                                    --------------------
                                    Thomas L. Chapple
                                    Senior Vice President, General
                                    Counsel and Secretary

                             EXHIBIT INDEX

Exhibit
Number   Title or Description           Location
- -------  --------------------           ---------------

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

4-3      Amendment Number Two to        Incorporated by reference
         $1,500,000,000 Revolving       to Exhibit 4-3 to Gannett
         Credit Agreement among         Co., Inc.'s Form 10-K for
         Gannett Co., Inc. and the      the fiscal year ended
         Banks named therein.           December 31, 1995.

4-4      Indenture dated as of          Incorporated by reference
         March 1, 1983 between          to Exhibit 4-2 to Gannett
         Gannett Co., Inc. and          Co., Inc.'s Form 10-K for
         Citibank, N.A., as             the fiscal year ended
         Trustee.                       December 29, 1985.

4-5      First Supplemental             Incorporated by reference
         Indenture                      to Exhibit 4 to Gannett
         dated as of November 5,        Co., Inc.'s Form 8-K filed
         1986                           on November 9, 1986.
         among Gannett Co., Inc.,
         Citibank, N.A., as
         Trustee, and Sovran Bank,
         N.A., as Successor
         Trustee.

4-6      Second Supplemental            Incorporated by reference
         Indenture dated as of          to Exhibit 4 to Gannett
         June 1, 1995 among             Co., Inc's Form 8-K filed
         Gannett Co., Inc.,             June 15, 1995
         NationsBank, N.A., as
         Trustee, and Crestar
         Bank, as Trustee.


4-7      Rights Plan.                   Incorporated by reference to
                                        Exhibit 1 to Gannett Co., Inc.'s
                                        Form 8-K filed on May 23, 1990.

11       Statement re computation       Attached.
         of earnings per share.

27       Financial Data Schedule        Attached.




Gannett Co., Inc. agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.