Form 10-Q
period 1996-06-30
GANNETT CO INC /DE/
filed 1996-08-13
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 30, 1996 was 140,909,088.

PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


SALE OF OUTDOOR ADVERTISING BUSINESS

On July 9, 1996, the Company announced that it had entered into an agreement to sell substantially all of its Outdoor advertising business to Outdoor Systems, Inc. The purchase price is expected to be approximately $700 million in cash. The Company will record a gain on this sale at closing, which is expected to occur in the third quarter, following receipt of regulatory approvals. In addition, Outdoor Systems, Inc. has an option to purchase the Company's remaining outdoor business in Houston, TX for approximately $10 million. Proceeds from these sales will be used to repay existing commercial paper obligations.

OPERATING SUMMARY

Income from operations for the second quarter of 1996 rose $55.9 million or 23% reflecting in part earnings from Multimedia properties acquired in December 1995. Earnings from broadcasting rose sharply, up $34.7 million or 73%. Multimedia television stations contributed to this growth along with significant earnings gains from the Company's other stations as a group. The Company's new cable business reported operating income of $10.8 million for the quarter.

Newspaper publishing earnings were down slightly for the quarter. Incremental earnings from the Multimedia newspaper group were offset by the effects of higher newsprint costs and a loss at The Detroit News, where six unions have been on strike since July 1995.

Income from the Company's other businesses was $11.5 million greater than a year ago, reflecting the results of the alarm security and entertainment businesses acquired as part of the Multimedia purchase.

Operating income for the first six months of 1996 rose $96.6 million or 24%.


NEWSPAPERS
Newspaper publishing revenues rose $52.8 million or 6% in the second quarter of 1996 and $113.5 million or 7% for the year-to-date, reflecting in part revenues reported by Multimedia newspapers. Newspaper advertising revenue rose $37.8 million or 7% in the quarter and $78 million or 7% for the first six months.
The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage and preprint distribution for the second quarter and year-to-date periods of 1996 and 1995:

Advertising revenue, in thousands of dollars (pro forma)

    Second quarter                1996          1995     % Change
    Local                        $207,171      $212,552     (3)
    National                       98,098        89,263     10
    Classified                    209,435       200,540      4
    Total Run-of-Press            514,704       502,355      2
    Preprint and
    other advertising              90,276        95,699     (6)
    Total ad revenue             $604,980      $598,054      1

    Advertising linage, in thousands of inches (pro forma)

    Second quarter                  1996          1995   % Change
    Local                           8,078         8,555     (6)
    National                          622           632     (2)
    Classified                      9,265         9,201      1
    Total Run-of-Press
     linage                        17,965        18,388     (2)

    Preprint distribution (000's)   1,549         1,648     (6)

Advertising revenue, in thousands of dollars (pro forma)

    Year-to-date                   1996          1995    % Change
    Local                      $  397,733    $  406,599     (2)
    National                      188,605       170,098     11
    Classified                    402,304       387,302      4
    Total Run-of-Press            988,642       963,999      3

    Preprint and
    other advertising             173,223       177,796     (3)

    Total ad revenue           $1,161,865    $1,141,795      2


Advertising linage, in thousands of inches (pro forma)

    Year-to-date                    1996          1995   % Change
    Local                          15,469        16,399     (6)
    National                        1,154         1,160     (1)
    Classified                     17,655        17,594      0
    Total Run-of-Press
     linage                        34,278        35,153     (2)

    Preprint distribution (000's)   2,977         3,098     (4)

In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 1% for the quarter and 2% for the first six months. Local ad revenues declined for the quarter and year-to-date periods due to the effects of the strike in Detroit and because revenue from certain of the Company's larger retail customers has been soft. National ad revenue rose 10% for the quarter and 11% year-to-date, reflecting a 26% gain by USA TODAY. Classified advertising, up 4% for the quarter and year-to-date periods, reflects gains across the newspaper group (except Detroit), with continued improvement in employment, auto and real estate categories.

Reported newspaper circulation revenues rose 6% for the quarter and 7% for the year-to-date. On a pro forma basis, circulation revenues were up 2% for the quarter and 3% for the year-to-date.
Net paid daily circulation for the Company's local newspapers was down 4% for the quarter and for the first six months, while
Sunday circulation declined 6% for the quarter and for the year-to-date. The decline in local daily and Sunday circulation was due principally to the effect of the strike in Detroit. USA
TODAY reported an average daily paid circulation of 2,113,881 in the ABC Publisher's statement for the six months ended March 31, 1996, which, subject to audit, is a 3% increase over the comparable period a year ago.

Operating costs in total for the newspaper segment rose $54.8 million or 9% for the quarter and $118.9 million or 10% for the year-to-date, reflecting added costs from the Multimedia newspapers. Higher newsprint prices continued to have a significant effect on costs. In total, reported newsprint expense rose 31% for the quarter and 40% for the year-to-date. Consumption was slightly above 1995 levels for both the quarter and the year-to-date periods, including added usage of Multimedia newspapers. Pro forma consumption was down 3% for the quarter and for the year-to-date. Newsprint prices have softened in recent months and are expected to decline further in coming months. However, because of the carryover effect of price increases over the last year, newsprint expense comparisons with 1995 are likely to be adversely affected at least through the third quarter of 1996.

Newspaper operating income declined $2 million or 1% for the quarter and $5.4 million or 2% for the first six months, reflecting higher newsprint costs and the impact of the strike in Detroit.

BROADCASTING

Broadcast revenues increased $55.4 million or 46% for the second quarter and $100.1 million or 46% for the first six months, while operating costs were up $20.7 million or 28% for the quarter and $41.6 million or 29% for the year-to-date. Results for the 1996 quarter and year-to-date periods include the Multimedia television and radio stations. On a pro forma basis, broadcast revenues increased 8% for the quarter and year-to-date, reflecting strong demand for television advertising.

Pro forma local television ad revenues grew 11% for the quarter and for the year-to-date, while national revenues increased 9% for the quarter and 10% for the first six months. Pro forma radio revenues were down slightly for the quarter and for the first six months.

Operating income rose $34.7 million or 73% for the quarter and $58.5 million or 80% for the year-to-date, reflecting earnings from the new Multimedia stations as well as improved results from most of the Company's other television stations. The Company's nine NBC affiliates reported substantial year-over-year gains for the quarter and first six months of 1996. Operating income from the radio group was also significantly higher for the quarter and year-to-date periods.

In May, 1996, the Company sold two Macon, Ga. radio stations which were acquired as part of the Multimedia purchase in December, 1995. This transaction does not significantly affect broadcast operating results comparisons for 1996.


CABLE

Cable television revenues were $48 million in the second quarter of 1996 and $95.2 million for the first six months. On a pro forma basis, cable revenues increased 10% for the quarter and 11%
for the year-to-date.   Basic subscribers totaled  approximately
458,000 at the end of the quarter, equal to 61% of homes passed. Pay subscribers totaled approximately 335,000 at June 30, 1996. Operating income from cable totaled $10.8 million for the quarter and $21.7 million for the year-to-date, and operating cash flow was $24.1 million for the quarter and $48.1 million for the first six months.

OTHER BUSINESSES

The principal businesses included in this segment are outdoor advertising, and the television entertainment programming and alarm security businesses acquired in the Multimedia purchase.

Earnings from outdoor advertising were higher for the quarter and the year-to-date. As mentioned earlier, the Company reached an agreement to sell its outdoor advertising business.

The entertainment programming and alarm security businesses were both profitable for the quarter and for the year-to-date. The revenue and earnings for the alarm security business are growing, however, competition in the entertainment business continues to adversely affect its earnings.

NON-OPERATING INCOME AND EXPENSE

Interest expense rose $27.5 million or 253% for the quarter and $55.3 million or 245% for the year-to-date, reflecting interest on commercial paper borrowings to finance the Multimedia acquisition in December, 1995.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 43% for the quarter and for the year-to-date. The increase in the effective rate for 1996 is attributable to amortization of non-deductible intangible assets recorded in connection with the Multimedia acquisition.

NET INCOME

Net income rose $10.6 million or 8% for the quarter and $13.7 million or 6% for the first six months. Net income per share rose to $1.07 from $1.00 for the quarter, an increase of 7%. For the year-to-date, net income per share increased 6% to $1.70 from $1.61 in 1995. The weighted average number of shares outstanding totaled 140,845,000 for the second quarter of 1996, compared to 140,117,000 for the second quarter of 1995. Average shares outstanding for the year-to-date totaled 140,763,000 for 1996 and 140,065,000 for 1995. The increase in the number of shares outstanding for the quarter and year-to-date periods is due mainly to the exercise of stock options.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities as reported in the accompanying Consolidated Statements of Cash Flow, totaled $329 million for the first half of 1996, compared with $271 million a year ago. The increase is due principally to operating cash flow from Multimedia properties acquired in December. Principal uses of cash flow in 1996 were capital expenditures, reduction of debt and dividends.

Capital expenditures for the year-to-date totaled $107 million in 1996, compared to $64 million in 1995. The increase reflects capital spending for the newly acquired Multimedia businesses, particularly cable and alarm security.

The Company's long-term debt was reduced by $150 million from operating cash flow in the first half of 1996. The Company's regular quarterly dividend of $0.35 per share was declared in the first and second quarter and totaled $98.6 million.

CONSOLIDATED BALANCE SHEETS
Unaudited, in thousands of dollars

                                        June 30, 1996    Dec. 31, 1995
                                        -------------    ------------
ASSETS
Cash                                    $     33,314     $      46,962
Marketable securities                             11                23
Trade receivables, less allowance
  (1996 - $21,946; 1995 - $22,182)           569,604           587,896
Other receivables                             44,957            33,663
Inventories                                  105,957           111,653
Prepaid expenses                              68,998            73,887
                                          -----------      ------------
Total current assets                         822,841           854,084
                                          -----------      ------------
Property, plant and equipment:
Cost                                       3,651,103         3,559,666
Less accumulated depreciation             (1,584,598)       (1,488,979)
                                          -----------      ------------
Net property, plant and equipment          2,066,505         2,070,687
                                          -----------      ------------
Intangible and other assets:
Excess of acquisition  cost over
   the value of assets acquired,
   less amortization
   (1996 - $564,439; 1995 - $491,743)      3,337,512         3,386,600
Investments and other assets                 210,622           192,429
                                          -----------      ------------
Total intangible and other assets          3,548,134         3,579,029
                                          -----------      ------------
Total assets                            $  6,437,480     $   6,503,800
                                          ===========      ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt    $        281     $      90,751
Accounts payable and current portion of
   film contracts payable                    212,430           279,594
Compensation, interest and other
   accruals                                  237,967           276,295
Dividend payable                              50,781            49,208
Income taxes                                  57,034            15,071
Deferred income                              105,622           101,853
                                          -----------      ------------
Total current liabilities                    664,115           812,772
                                          -----------      ------------
Deferred income taxes                        319,120           327,916
Long-term debt, less current portion       2,703,891         2,767,880
Postretirement medical and life
   insurance liabilities                     307,729           305,700
Other long-term liabilities                  140,521           143,884
                                          -----------      ------------
Total liabilities                          4,135,376         4,358,152
                                          -----------      ------------
Shareholders' Equity:
Preferred stock of $1 par value
per share.
   Authorized 2,000,000 shares,
   issued - none
Common stock of $1 par value per share.
  Authorized 400,000,000, issued
   162,210,366 shares                        162,210           162,210
Additional paid-in capital                    77,253            76,811
Retained earnings                          3,064,556         2,923,752
Foreign currency translation adjustment      (12,245)          (12,258)
                                          -----------      ------------
Total                                      3,291,774         3,150,515
                                          -----------      ------------
Less treasury stock - 21,301,278 shares
   and 21,645,721 shares
   respectively, at cost                    (959,417)         (973,272)
Deferred compensation related to ESOP        (30,253)          (31,595)
                                          -----------      ------------
Total shareholders' equity                 2,302,104         2,145,648
                                          -----------      ------------
Total liabilities and
shareholders' equity                    $  6,437,480     $   6,503,800
                                          ===========      ============



CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars (except per share amounts)
                                 Thirteen weeks ended            % Inc            Twenty-six weeks ended      % Inc
                            June 30, 1996        June 25, 1995   (Dec)       June 30, 1996   June 25, 1995    (Dec)
Net Operating Revenues:
Newspaper advertising       $      604,980  $      567,134       6.7     $    1,161,865  $    1,083,876        7.2
Newspaper circulation              227,260         214,045       6.2            456,677         426,009        7.2
Broadcasting                       176,306         120,880      45.9            317,994         217,863       46.0
Cable                               48,038                       0.0             95,246                        0.0
Other                              152,076         111,862      35.9            281,038         199,993       40.5
Total                            1,208,660       1,013,921      19.2          2,312,820       1,927,741       20.0

Operating Expenses:
Cost of sales and operating
 expenses, exclusive of
 depreciation                      640,491         542,372      18.1          1,281,700       1,076,594       19.1
Selling, general and
 administrative expenses
 exclusive of depreciation         188,617         174,806       7.9            376,245         346,583        8.6
Depreciation                        53,058          38,983      36.1            106,193          78,242       35.7
Amortization of
 intangible assets                  24,243          11,361     113.4             48,520          22,756      113.2
Total                              906,409         767,522      18.1          1,812,658       1,524,175       18.9
Operating income                   302,251         246,399      22.7            500,162         403,566       23.9

Non-operating income (expense):
Interest expense                   (38,403)        (10,878)    253.0            (77,931)        (22,610)     244.7
Other                                 (657)         (1,198)    (45.2)            (2,240)         (1,727)      29.7
Total                              (39,060)        (12,076)    223.5            (80,171)        (24,337)     229.4

Income before income taxes         263,191         234,323      12.3            419,991         379,229       10.7
Provision for income taxes         113,175          94,900      19.3            180,625         153,600       17.6
Net income                  $      150,016  $      139,423       7.6     $      239,366  $      225,629        6.1


Net income per share                 $1.07           $1.00       7.0              $1.70           $1.61        5.6
Dividends per share                  $0.35           $0.34       2.9              $0.70           $0.68        2.9




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars
                                                Twenty-six weeks ended
                                             June 30, 1996   June 25, 1995
Cash flows from operating activities
Net income                                      $239,366        $225,629
Adjustments to reconcile net income to
   operating cash flows:
  Depreciation                                   106,193          78,242
  Amortization of intangibles                     48,520          22,756
  Deferred income taxes                           (8,796)         (8,851)
  Gain on sale of assets                            (405)           (151)
  Other, net                                     (13,950)         29,821
  Changes in other assets & liabilities,net      (41,542)        (76,734)
  Net cash flow from operating activities        329,386         270,712

Cash flows from investing activities
  Purchase of property, plant and equipment     (106,642)        (64,481)
  Change in other investments                     (9,183)              0
  Proceeds from sale of certain assets             4,720           1,782
  Collection of long-term receivables                791           3,662
  Net cash used by investing activities         (110,314)        (59,037)

Cash flows from financing activities
  Payments of long-term debt                    (149,695)       (153,095)
  Dividends paid                                 (96,990)        (95,917)
  Proceeds from issuance of common stock          13,864           5,671
  Net cash used for financing activities        (232,821)       (243,341)

  Effect of currency exchange rate change             89             192
  Decrease in cash and
    cash equivalents                             (13,660)        (31,474)
  Balance of cash and cash equivalents at
    beginning of year                             46,985          44,252
  Balance of cash and cash equivalents at
    end of  second quarter                       $33,325         $12,778

BUSINESS SEGMENT INFORMATION
Unaudited, in thousands of dollars
                                             Thirteen weeks ended        % Inc
                                       June 30, 1996    June 25, 1995    (Dec)

Operating Revenues:
Newspaper publishing                   $      869,035   $      816,259     6.5
Broadcasting                                  176,306          120,880    45.9
Cable                                          48,038                0     0.0
Other businesses                              115,281           76,782    50.1
Total                                  $    1,208,660   $    1,013,921    19.2

Operating Income (net of
  depreciation and amortization):
Newspaper publishing                   $      203,111   $      205,164    (1.0)
Broadcasting                                   82,109           47,366    73.4
Cable                                          10,814                0     0.0
Other businesses                               22,803           11,297   101.9
Corporate                                     (16,586)         (17,428)    4.8
Total                                  $      302,251   $      246,399    22.7

Depreciation and Amortization:
Newspaper publishing                   $       40,438   $       36,411    11.1
Broadcasting                                   10,320            7,006    47.3
Cable                                          13,297                0     0.0
Other businesses                               10,690            4,510   137.0
Corporate                                       2,556            2,417     5.8
Total                                  $       77,301   $       50,344    53.5

Operating Cash Flow:
Newspaper publishing                   $      243,549   $      241,575     0.8
Broadcasting                                   92,429           54,372    70.0
Cable                                          24,111                0     0.0
Other businesses                               33,493           15,807   111.9
Corporate                                     (14,030)         (15,011)    6.5
Total                                  $      379,552   $      296,743    27.9

BUSINESS SEGMENT INFORMATION
Unaudited, in thousands of dollars
                                           Twenty-six weeks ended      % Inc
                                       June 30, 1996  June 25, 1995    (Dec)

Operating Revenues:
Newspaper publishing                   $    1,689,407  $    1,575,895     7.2
Broadcasting                                  317,994         217,863    46.0
Cable                                          95,246               0     0.0
Other businesses                              210,173         133,983    56.9
Total                                  $    2,312,820  $    1,927,741    20.0

Operating Income (net of
  depreciation and amortization):
Newspaper publishing                   $      350,662  $      356,020    (1.5)
Broadcasting                                  132,148          73,606    79.5
Cable                                          21,723               0     0.0
Other businesses                               28,633           8,354   242.7
Corporate                                     (33,004)        (34,414)    4.1
Total                                  $      500,162  $      403,566    23.9

Depreciation and Amortization:
Newspaper publishing                   $       80,976  $       72,861    11.1
Broadcasting                                   26,018          14,070    84.9
Cable                                          26,351               0     0.0
Other businesses                               16,256           8,989    80.8
Corporate                                       5,112           5,078     0.7
Total                                  $      154,713  $      100,998    53.2

Operating Cash Flow:
Newspaper publishing                   $      431,638  $      428,881     0.6
Broadcasting                                  158,166          87,676    80.4
Cable                                          48,074               0     0.0
Other businesses                               44,889          17,343   158.8
Corporate                                     (27,892)        (29,336)    4.9
Total                                  $      654,875  $      504,564    29.8


NOTES:
(1) For financial reporting purposes, at the end of 1995, the Company established four separate segments: newspapers, broadcasting (television and radio); cable television; and a segment for all other business operations. Previously, the Company's operations were reported in three segments: newspapers; broadcasting; and outdoor advertising. Upon the completion of the Multimedia acquisition, the Company established a separate business segment for the acquired cable television division. At the same time, the Company elected to group its outdoor advertising business along with the security alarm and entertainment businesses acquired from Multimedia in its fourth "Other Businesses" reporting segment. Additionally, certain businesses previously reported in the newspaper segment are now reflected in the "Other Businesses" segment. Prior year segment data has been restated to reflect this reporting change.

(2) Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 1996

1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26 week periods ended June 30, 1996, and the comparative periods of 1995, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.     OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Securityholders

                  (a)               The Annual Meeting of
                                    Shareholders of Gannett Co., Inc.
                                    was held on May 7, 1996.

                  (b)               The following directors were
                                    elected at the meeting:

                     Meredith A. Brokaw                John J. Curley
                     Peter B. Clark                    Josephine P. Louis

                     The following directors' term of office continued after the meeting:

                     Andrew F. Brimmer                 Douglas H. McCorkindale
                     Rosalynn Carter                   Rollan D. Melton
                     Stuart T. K. Ho                   Thomas A. Reynolds
                     Drew Lewis                        Dolores D. Wharton


                  (c)               (i)  Four directors were
                                    re-elected to the Board of
                                    Directors.  Tabulation of votes
                                    for each of the nominees is as
                                    follows:

                                                 For        Withhold Authority
                                             -----------    ------------------
                     Meredith A. Brokaw      115,669,996      1,897,450
                     Peter B. Clark          115,868,522      1,698,925
                     John J. Curley          115,910,727      1,656,720
                     Josephine P. Louis      115,669,609      1,897,838

                     (ii) The proposal to elect Price Waterhouse as the Company's independent auditors was approved. Tabulation of votes for the proposal is as follows:

                                                 For       Against     Abstain
                                             -----------   --------    -------
                     Election of Independent
                     Auditors                116,988,650    371,153    207,643

                     (iii) The proposal to amend certain provisions of the Company's 1978 Executive Long-Term
                     Incentive Plan was approved. Tabulation of votes for the proposal is as follows:

                                                                        Broker
                                       For         Against   Abstain    Nonvote
                                    ----------   ----------  -------   ---------
                     Amendments to
                     1978 Plan      82,796,492   24,147,901  651,451   9,971,601

                     (iv) The proposal concerning preparation of a report on tobacco and alcohol advertising was not approved. Tabulation of votes for the proposal is as follows:

                                                                        Broker
                                       For       Against    Abstain     Nonvote
                                    ---------  ----------  ---------  ----------
                     Report on Tobacco
                     and Alcohol
                     Advertising    4,787,475  94,411,813  7,393,791  10,974,365

                     (v)  The proposal concerning declining alcohol
                     and tobacco advertising revenues was not
                     approved.  Tabulation of votes for the proposal
                     is as follows:
                                                                        Broker
                                           For    Against   Abstain     Nonvote
                                    ---------  ----------  ---------  ----------
                     Decline Tobacco
                     and Alcohol
                     Revenues       2,603,168  98,287,600  5,702,311  10,974,367

                     (vi)  The proposal by the International
                     Brotherhood of Teamsters General Fund concerning
                     an insider trading policy was not approved.
                     Tabulation of votes for the proposal is as
                     follows:
                                                                       Broker
                                       For      Against     Abstain   Nonvote
                                    ---------  ----------  ---------  ----------
                     Teamsters' Proposal
                     on Insider
                     Trading        5,148,940  96,496,227  4,947,912  10,974,367



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


                                    GANNETT CO., INC.


Dated:   August 13, 1996            /s/Larry F. Miller
                                    ----------------------
                                    Larry F. Miller
                                    Senior Vice President/Financial
                                    Planning and Controller



Dated:   August 13, 1996            /s/Thomas L. Chapple
                                    ---------------------
                                    Thomas L. Chapple
                                    Senior Vice President, General
                                    Counsel and Secretary

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

4-5       First Supplemental                         Incorporated by reference
          Indenture dated as of                      to Exhibit 4 to Gannett
          November 5, 1986                           Co., Inc.'s Form 8-K filed
          among Gannett Co., Inc.,                   on November 9, 1986.
          Citibank, N.A., as
          Trustee, and Sovran Bank,
          N.A., as Successor
          Trustee.

4-6       Second Supplemental                        Incorporated by reference
          Indenture dated as of                      to Exhibit 4 to Gannett
          June 1, 1995 among                         Co., Inc's Form 8-K filed
          Gannett Co., Inc.,                         June 15, 1995
          NationsBank, N.A., as
          Trustee, and Crestar
          Bank, as Trustee.

Exhibit
Number        Title or Description            Location

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