Form 10-Q
period 1996-09-29
GANNETT CO INC /DE/
filed 1996-11-13
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 29, 1996 or

_    Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No __

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 29, 1996, was 140,956,749.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

SALE OF OUTDOOR ADVERTISING BUSINESS

On August 22, 1996, the Company completed the sale of its Outdoor advertising business to Outdoor Systems, Inc. for a purchase price of $713,000,000 in cash. The Company recorded an after-tax gain of $294,580,000 or $2.09 per share on this sale. Operating results for the third quarter and year-to-date exclude this gain as well as earnings from the outdoor division for the period leading up to the sale. The gain, along with Outdoor operating results, are reported as a discontinued operation in the Company's financial statements. Prior year results have been reclassified to conform with the current year presentation.

EXCHANGE OF GANNETT RADIO STATIONS FOR WTSP-TV,
TAMPA

On September 26, 1996, the Company entered into an agreement with Jacor Communications, Inc., to exchange the Company's radio stations KIIS-AM/FM, Los Angeles; KSDO-AM/KKBH-FM, San Diego; and WDAE-AM/WUSA-FM, Tampa, for WTSP-TV, the CBS television affiliate in Tampa. Closing is expected to occur in the fourth quarter, as soon as regulatory approvals are obtained.

OPERATING SUMMARY

Operating income for the third quarter of 1996 rose $80.8 million or 51% from the year earlier quarter, reflecting in part earnings from Multimedia properties acquired in December 1995. Earnings from broadcasting rose sharply, up $37.6 million or 98%. Multimedia television stations contributed to this growth along with significant earnings gains from the Company's other stations as a group. Strong demand for television advertising during the Summer Olympics was a significant factor in the earnings improvement. The Company's new cable business reported operating income of $10.4 million for the quarter.

Newspaper publishing earnings rose $23.1 million or 17% from the year earlier quarter. The improved earnings reflect the results of Multimedia newspapers as well as higher earnings at USA Today, fueled principally by the Olympics. A strike began at The Detroit News on July 13, 1995. The level of losses from the early months of the strike has declined, thus contributing to overall earnings gains. Newspaper earnings gains were tempered by higher newsprint prices and consumption.

Income from the Company's other businesses was $8.6 million, reflecting the results of the alarm security and entertainment businesses acquired with the Multimedia purchase.

Operating income for the first nine months of 1996 rose $174.7 million or 31%.

NEWSPAPERS

Reported newspaper publishing revenues rose $96.7 million or 13% for the third quarter of 1996 and $210.2 million or 9% for the year-to-date, reflecting in part revenues reported by Multimedia newspapers. Newspaper advertising revenue rose $77 million or 15% for the quarter and $155 million or 10% for the first nine months.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage and preprint distribution for the third quarter and year-to-date periods of 1996 and 1995:

Advertising revenue, in thousands of dollars (pro forma)

    Third quarter                  1996          1995   % Change
    Local                        $193,516      $185,523      4
    National                       93,428        73,812     27
    Classified                    212,956       193,098     10
    Total Run-of-Press            499,900       452,433     10
    Preprint and
     other advertising             85,254        83,916      2
    Total ad revenue             $585,154      $536,349      9

Advertising linage, in thousands of inches (pro forma)

    Third quarter                   1996          1995   % Change
    Local                           7,710         7,916     (3)
    National                          542           525      3
    Classified                      9,289         9,014      3
    Total Run-of-Press
     linage                        17,541        17,455      0

    Preprint distribution (000's)   1,476         1,450      2

Advertising revenue, in thousands of dollars (pro forma)

    Year-to-date                   1996          1995    % Change
    Local                      $  589,652    $  590,706      0
    National                      281,997       243,878     16
    Classified                    615,260       580,401      6
    Total Run-of-Press          1,486,909     1,414,985      5

    Preprint and
     other advertising            258,424       261,597     (1)

    Total ad revenue           $1,745,333    $1,676,582      4


Advertising linage, in thousands of inches (pro forma)

    Year-to-date                    1996          1995   % Change
    Local                          23,179        24,315     (5)
    National                        1,696         1,685      1
    Classified                     26,973        26,609      1
    Total Run-of-Press
     linage                        51,848        52,609     (1)

    Preprint distribution (000's)   4,453         4,548     (2)

In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 9% for the quarter and 4% for the first nine months. Local ad revenues increased 4% for the quarter and were even for the year-to-date. National ad revenue rose 27% for the quarter and 16% year-to-date, reflecting strong advertising revenue gains by USA Today. Classified advertising, up 10% for the quarter and 6% year-to-date, reflects gains across the newspaper group, with continued improvement in the employment, auto and real estate categories. Ad revenues in all categories were bolstered by improvement at The Detroit News.

Reported newspaper circulation revenues rose 9% for the quarter and 8% for the year-to-date. On a pro forma basis, circulation revenues were up 5% for the quarter and 3% for the year-to-date. Net paid daily circulation for the Company's local newspapers was down 2% for the quarter and 3% for the first nine months, while Sunday circulation declined 4% for the quarter and 5% for the year-to-date. The decline in local daily and Sunday circulation was due in part to the effect of the strike in Detroit. USA Today reported an average daily paid circulation of 2,130,847 in the ABC Publisher's statement for the nine months ended September 29, 1996, which, subject to audit, is a 3% increase over the comparable period a year ago.

Operating costs for the newspaper segment rose $73.6 million or 12% for the quarter and $192.4 million or 10% for the year-to-date, reflecting added costs from the Multimedia newspapers.
Higher newsprint prices continued to have a negative effect on cost comparisons. In total, reported newsprint expense rose 14% for the quarter and 31% for the year-to-date. Consumption was above 1995 levels for both the quarter and the year-to-date periods, including added usage of Multimedia newspapers and greater usage at The Detroit News and at USA Today. Pro forma consumption was up 4% for the quarter and was even for the year-to-date. Newsprint prices have softened in recent months and for the fourth quarter of 1996 will be below prior-year levels.
Newspaper cost increases also reflect higher benefit costs, goodwill amortization, and one-time costs associated with a new labor agreement and changes in circulation operations in major newspaper markets.

Reported newspaper operating income increased $23.1 million or 17% for the quarter and $17.8 million or 4% for the first nine months.

BROADCASTING

Broadcast revenues increased $74 million or 71% for the third quarter and $174.2 million or 54% for the first nine months, while operating costs were up $36.5 million or 55% for the quarter and $78.1 million or 37% for the year-to-date. Results for the 1996 quarter and year-to-date periods include the Multimedia television stations. On a pro forma basis, broadcast revenues increased 25% for the quarter and 14% for the first nine months, reflecting strong demand for television advertising, particularly during the Summer Olympics.

Pro forma local television ad revenues grew 30% for the quarter and 17% year-to-date, while national revenues increased 35% for the quarter and 17% for the first nine months. Pro forma radio revenues were up slightly for the quarter and for the first nine months.

Broadcasting operating income rose $37.6 million or 98% for the quarter and $96.1 million or 86% for the year-to-date, reflecting earnings from the new Multimedia stations as well as improved results from most of the Company's other television stations.
The Company's nine NBC affiliates reported substantial year-over-year gains for the quarter and first nine months of 1996, driven by the Olympics and generally strong ratings for the network's programs. Pro forma operating income for the radio group was up 9% for the quarter and 15% for the first nine months of 1996.

In May, 1996, the Company sold two Macon, Ga., radio stations which were acquired as part of the Multimedia purchase in December, 1995. This transaction does not significantly affect broadcast operating results comparisons for 1996.

CABLE

Cable television revenues were $48 million in the third quarter of 1996 and $143.5 million for the first nine months.  On a pro forma basis, cable revenues increased 8% for the quarter and 10%
for the year-to-date.   Basic subscribers totaled approximately
460,000 at the end of the quarter, equal to 61% of homes passed.
Pay subscribers totaled approximately 335,000 at September 30, 1996. Operating income from cable totaled $10.4 million for the quarter and $32.1 million for the year-to-date, and operating cash flow was $23.9 million for the quarter and $72 million for the first nine months.

OTHER BUSINESSES

The principal businesses included in this segment are the television entertainment programming and alarm security businesses acquired in the Multimedia purchase.

The entertainment programming and alarm security businesses were both profitable for the quarter and for the year-to-date. The revenue and earnings for the alarm security business are growing; however, revenue and earnings for the entertainment business have been adversely affected by the cessation of the Donahue show and by competition.

NON-OPERATING INCOME AND EXPENSE

Interest expense rose $25 million or 274% for the quarter and $80.3 million or 253% for the year-to-date, reflecting interest on commercial paper borrowings to finance the Multimedia acquisition in December, 1995. Average rates were lower for both the quarter and the year-to-date periods.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate on earnings from continuing operations was 43% for the quarter and for the year-to-date. The increase in the effective rate from 40.5% in 1995 is attributable to amortization of non-deductible intangible assets recorded in connection with the Multimedia acquisition.


INCOME FROM CONTINUING OPERATIONS AND NET INCOME

Income from continuing operations rose $25 million or 28% for the third quarter and $37.2 million or 12% for the year-to-date. Earnings per share from continuing operations rose to $.82 from $.64 for the quarter, an increase of 28%, and were $2.47 for the first nine months of 1996, an increase of 11% over 1995.

Net income including discontinued operations totaled $414.7 million for the quarter and $654 million for the first nine months. Including discontinued operations, net income per share was $2.94 for the quarter and $4.64 for the year-to-date. Discontinued operations, including the after-tax gain on the sale of Outdoor and the after-tax earnings of Outdoor for the months leading up to the sale, totaled $299.3 million or $2.12 per share for the quarter compared to $5.8 million or $.05 per share for the year-earlier quarter. For the year-to-date, earnings from discontinued operations totaled $305.8 million or $2.17 per share compared to $10.7 million or $.08 per share in 1995.

The weighted average number of shares outstanding totaled
140,944,000 for the third quarter of 1996, compared to 140,181,000 for the third quarter of 1995. Average shares outstanding for the year-to-date totaled 140,823,000 for 1996 and 140,103,000 for 1995. The increase in the number of shares outstanding for the quarter and year-to-date periods is due mainly to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities as reported in the accompanying Consolidated Statements of Cash Flow totaled $556 million for the first nine months of 1996, compared with $396 million a year ago. The increase is due principally to operating cash flow from Multimedia properties acquired in December, 1995. Principal uses of cash flow in 1996 were capital expenditures, reduction of debt and dividends.

Capital expenditures for the year-to-date totaled $195.3 million in 1996, compared to $106.4 million in 1995. The increase reflects capital spending for the newly acquired Multimedia businesses, particularly cable and alarm security, and the purchase of land in Fairfax County, Va., for possible use as a future site for corporate headquarters and perhaps other operations.

The Company's long-term debt was reduced by $928 million in the first nine months of 1996 from the sale of the Outdoor advertising business and from operating cash flow. The Company declared regular quarterly dividends of $0.35 per share in the first and second quarters of 1996 and $0.36 per share in the third quarter. Dividends declared totaled $149.3 million.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                         Sept. 29, 1996    Dec. 31, 1995
                                                          -------------    -------------
ASSETS
Cash                                                   $       49,162   $       46,962
Marketable securities                                           3,414               23
Trade receivables, less allowance
  (1996 - $19,549; 1995 - $22,182)                            519,025          587,896
Other receivables                                              53,523           33,663
Inventories                                                    82,675          111,653
Prepaid expenses                                               67,886           73,887
                                                          ------------     ------------
Total current assets                                          775,685          854,084
                                                          ------------     ------------
Property, plant and equipment:
Cost                                                        3,395,197        3,559,666
Less accumulated depreciation                              (1,425,694)      (1,488,979)
                                                          ------------     ------------
Net property, plant and equipment                           1,969,503        2,070,687
                                                          ------------     ------------
Intangible and other assets:
Excess of acquisition  cost over
  the value of assets acquired, less amortization
  (1996 - $580,562; 1995 - $491,743)                        3,287,854        3,386,600
Investments and other assets                                  212,255          192,429
                                                          ------------     ------------
Total intangible and other assets                           3,500,109        3,579,029
                                                          ------------     ------------
Total assets                                           $    6,245,297   $    6,503,800
                                                          ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                   $           29   $       90,751
Accounts payable and current portion of film
  contracts payable                                           213,871          279,594
Compensation, interest and other accruals                     285,424          276,295
Dividend payable                                               52,105           49,208
Income taxes                                                  261,496           15,071
Deferred income                                               103,292          101,853
                                                          ------------     ------------
Total current liabilities                                     916,217          812,772
                                                          ------------     ------------
Deferred income taxes                                         293,764          327,916
Long-term debt, less current portion                        1,930,863        2,767,880
Postretirement medical and life insurance liabilities         308,739          305,700
Other long-term liabilities                                   127,760          143,884
                                                          ------------     ------------
Total liabilities                                           3,577,343        4,358,152
                                                          ------------     ------------
Shareholders' Equity:
Preferred stock of $1 par value per share.  Authorized
  2,000,000 shares, issued - none
Common stock of $1 par value per share.  Authorized
  400,000,000, issued 162,210,366 shares                      162,210          162,210
Additional paid-in capital                                     77,280           76,811
Retained earnings                                           3,415,971        2,923,752
Foreign currency translation adjustment                             0          (12,258)
                                                          ------------     ------------
Total                                                       3,655,461        3,150,515
                                                          ------------     ------------
Less treasury stock - 21,253,617 shares and
  21,645,721 shares respectively, at cost                    (957,810)        (973,272)
Deferred compensation related to ESOP                         (29,697)         (31,595)
                                                          ------------     ------------
Total shareholders' equity                                  2,667,954        2,145,648
                                                          ------------     ------------
Total liabilities and shareholders' equity             $    6,245,297   $    6,503,800
                                                          ============     ============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)
                                             Thirteen weeks ended      % Inc
                                        Sept. 29, 1996 Sept. 24, 1995  (Dec)
Net Operating Revenues:
Newspaper advertising                      $   585,814  $   508,821      15.1
Newspaper circulation                          229,197      209,445       9.4
Broadcasting                                   178,879      104,787      70.7
Cable                                           48,237
Other                                           75,614       41,810      80.9
                                             ---------      -------     -----
Total                                        1,117,741      864,863      29.2
                                             ---------      -------     -----
Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation                    627,345      510,661      22.8
Selling, general and administrative
  expenses, exclusive of depreciation          177,004      148,996      18.8
Depreciation                                    48,876       34,347      42.3
Amortization of intangible assets               24,040       11,168     115.3
                                             ---------      -------     -----
Total                                          877,265      705,172      24.4
                                             ---------      -------     -----
Operating income                               240,476      159,691      50.6
                                             ---------      -------     -----
Non-operating income (expense):
Interest expense                               (34,111)      (9,113)   (274.3)
Other                                           (3,917)       1,100    (456.1)
                                             ---------      -------     -----
Total                                          (38,028)      (8,013)   (374.6)
                                             ---------      -------     -----
Income before income taxes                     202,448      151,678      33.5
Provision for income taxes                      87,100       61,400      41.9
                                             ---------      -------     -----
Income from continuing operations              115,348       90,278      27.8
Discontinued operations:
Income from outdoor operations, net of
  taxes of $3,140 and $3,900 respectively        4,723        5,823     (18.9)
Gain on sale of outdoor, net of taxes of
  $195,000                                     294,580
                                             ---------      -------     -----
Net income                                 $   414,651  $    96,101     331.5
                                             =========      =======     =====

Earnings per share:
Earnings from continuing operations              $0.82        $0.64      28.1
Earnings from discontinued operations:
  Outdoor  operations, net of tax                $0.03        $0.05     (40.0)
  Gain on sale of outdoor business,
  net of tax                                     $2.09
                                                  ----         ----     -----
Net income  per share                            $2.94        $0.69     326.1
                                                  ====         ====     =====

Dividends per share                              $0.36        $0.35       2.9
                                                  ====         ====     =====

(See note on page 2 of Consolidated Statements of Income)



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)
                                           Thirty-nine weeks ended      % Inc
                                        Sept. 29, 1996  Sept. 24, 1995  (Dec)
Net Operating Revenues:
Newspaper advertising                     $  1,747,679 $  1,592,697       9.7
Newspaper circulation                          685,874      635,454       7.9
Broadcasting                                   496,873      322,650      54.0
Cable                                          143,483
Other                                          235,705      122,639      92.2
                                             ---------    ---------     -----
Total                                        3,309,614    2,673,440      23.8
                                             ---------    ---------     -----
Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation                  1,841,173    1,519,507      21.2
Selling, general and administrative
  expenses, exclusive of depreciation          519,602      460,880      12.7
Depreciation                                   146,954      104,543      40.6
Amortization of intangible assets               72,172       33,536     115.2
                                             ---------    ---------     -----
Total                                        2,579,901    2,118,466      21.8
                                             ---------    ---------     -----
Operating income                               729,713      554,974      31.5
                                             ---------    ---------     -----
Non-operating income (expense):
Interest expense                              (112,042)     (31,723)   (253.2)
Other                                           (6,157)        (627)   (882.0)
                                             ---------    ---------     -----
Total                                         (118,199)     (32,350)   (265.4)
                                             ---------    ---------     -----
Income before income taxes                     611,514      522,624      17.0
Provision for income taxes                     263,325      211,600      24.4
                                             ---------    ---------     -----
Income from continuing operations              348,189      311,024      11.9
Discontinued operations:
Income from outdoor operations, net of
  taxes of $7,540 and $7,300,                   11,248       10,706       5.1
  respectively
Gain on sale of outdoor, net of taxes of
  $195,000                                     294,580
                                             ---------    ---------     -----
Net income                                $    654,017 $    321,730     103.3
                                             =========    =========     =====
Earnings per share:
Earnings from continuing operations              $2.47        $2.22      11.3
Earnings from discontinued operations:
  Outdoor  operations, net of tax                $0.08        $0.08       0.0
  Gain on sale of outdoor business,
  net of tax                                     $2.09
                                                  ----         ----     -----
Net income  per share                            $4.64        $2.30     101.7
                                                  ====         ====     =====

Dividends per share                              $1.06        $1.03       2.9
                                                  ====         ====     =====

Note: The Company sold its Outdoor Advertising business in August, 1996 and for financial statement purposes for 1996 and all prior periods is reporting Outdoor Advertising as a discontinued operation. Outdoor results are therefore excluded from the operating results above and instead are reflected separately as discontinued operations one-line, net of tax basis.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                            Thirty-nine weeks ended
                                                       Sept. 29, 1996     Sept. 24, 1995
Cash flows from operating activities
  Net income                                           $    654,017      $    321,730
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                (305,828)          (10,706)
    Depreciation                                            146,954           104,543
    Amortization of intangibles                              72,172            33,536
    Deferred income taxes                                   (13,351)          (13,168)
    Gain on sale of assets                                     (574)             (123)
    Other, net                                               13,312            21,011
    Changes in other assets &
      liabilities, net                                      (10,669)          (60,824)
                                                           ---------         ---------
  Net cash flow from operating activities                   556,033           395,999
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant & equipment                  (195,322)         (106,376)
  Change in other investments                               (18,341)           (2,320)
  Proceeds from sale of certain assets                      720,928             1,622
  Collection of long-term receivables                         1,205             4,711
                                                           ---------         ---------
  Net cash provided by (used for)
    investing activities                                    508,470          (102,363)
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (927,739)         (166,936)
  Dividends paid                                           (146,407)         (142,915)
  Cost of common shares repurchased                          (1,436)
  Proceeds from issuance of common stock                     16,906             7,227
                                                           ---------         ---------
  Net cash used for financing activities                 (1,058,676)         (302,624)
                                                           ---------         ---------
Effect of currency exchange rate change                        (236)              273
                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents          5,591            (8,715)
Balance of cash & cash equivalents at
  beginning of year                                          46,985            44,252
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     52,576      $     35,537
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                  Quarter ended            % Inc
                                          Sept. 29, 1996  Sept. 24, 1995   (Dec)
Operating Revenues:
Newspaper publishing                        $   849,220   $   752,527       12.8
Broadcasting                                    178,879       104,787       70.7
Cable                                            48,237
Other businesses                                 41,405         7,549      448.5
                                              ---------     ---------      -----
Total                                       $ 1,117,741   $   864,863       29.2
                                              =========     =========      =====

Operating Income
(net of depreciation & amortization):
Newspaper publishing                        $   159,732   $   136,603       16.9
Broadcasting                                     76,116        38,513       97.6
Cable                                            10,410                       -
Other businesses                                  8,625          (259)        *
Corporate                                       (14,407)      (15,166)       5.0
                                              ---------     ---------      -----
Total                                       $   240,476   $   159,691       50.6
                                              =========     =========      =====
Depreciation and Amortization:
Newspaper publishing                        $    40,013   $    35,885       11.5
Broadcasting                                     12,886         6,991       84.3
Cable                                            13,532                       -
Other businesses                                  4,018           284         *
Corporate                                         2,467         2,355        4.8
                                              ---------     ---------      -----
Total                                       $    72,916   $    45,515       60.2
                                              =========     =========      =====
Operating Cash Flow:
Newspaper publishing                        $   199,745   $   172,488       15.8
Broadcasting                                     89,002        45,504       95.6
Cable                                            23,942                       -
Other businesses                                 12,643            25         *
Corporate                                       (11,940)      (12,811)       6.8
                                              ---------     ---------      -----
Total                                       $   313,392   $   205,206       52.7
                                              =========     =========      =====

(See notes on page 2 of business segment information)



BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                  Year-to-date             % Inc
                                          Sept. 29, 1996  Sept. 24, 1995   (Dec)
Operating Revenues:
Newspaper publishing                        $ 2,538,627   $ 2,328,422        9.0
Broadcasting                                    496,873       322,650       54.0
Cable                                           143,483                       -
Other businesses                                130,631        22,368      484.0
                                              ---------     ---------      -----
Total                                       $ 3,309,614   $ 2,673,440       23.8
                                              =========     =========      =====

Operating Income
net of depreciation and amortization):
Newspaper publishing                        $   510,394   $   492,623        3.6
Broadcasting                                    208,264       112,119       85.8
Cable                                            32,133                       -
Other businesses                                 26,333          (188)        *
Corporate                                       (47,411)      (49,580)       4.4
                                                -------       -------       ----
Total                                       $   729,713   $   554,974       31.5
                                                =======       =======       ====
Depreciation and Amortization:
Newspaper publishing                        $   120,989   $   108,746       11.3
Broadcasting                                     38,904        21,061       84.7
Cable                                            39,883                       -
Other businesses                                 11,771           839         *
Corporate                                         7,579         7,433        2.0
                                                -------       -------       ----
Total                                       $   219,126   $   138,079       58.7
                                                =======       =======       ====
Operating Cash Flow:
Newspaper publishing                        $   631,383   $   601,369        5.0
Broadcasting                                    247,168       133,180       85.6
Cable                                            72,016                       -
Other businesses                                 38,104           651         *
Corporate                                       (39,832)      (42,147)       5.5
                                                -------       -------       ----
Total                                       $   948,839  $    693,053       36.9
                                                =======       =======       ====

NOTES:

(1)  The Company sold its Outdoor Advertising business in August,
1996 and for financial statement purposes for 1996 and all prior periods is reporting Outdoor Advertising as a discontinued operation. Outdoor results are therefore excluded from the "Other businesses" segment reflected above.

(2) Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 29, 1996

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39 week periods ended September 29, 1996, and the comparative periods of 1995 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.
                    See Exhibit Index for list of exhibits filed with this report.

               (b)  Reports on Form 8-K.

                    (I) Current Report on Form 8-K dated July 10, 1996 in connection with the sale of the Company's outdoor advertising business.

                    (ii) Current Report on Form 8-K dated August 22,
                         1996 in connection with the closing of the sale of the Company's outdoor advertising business.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.

Dated:  November 13, 1996            /s/
                                     ----------------------------------------
                                     Larry F. Miller
                                     Senior Vice President/Financial
                                     Planning and Controller

Dated:  November 13, 1996            /s/
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number     Title or Description       Location

4-1 $1,000,000,000 Revolving Incorporated by reference Credit Agreement among to Exhibit 4-1 to Gannett Gannett Co., Inc. and Co., Inc.'s Form 10-K for
           the Banks named therein.   the fiscal year ended
                                      December 26, 1993.

4-2 Amendment Number One to Incorporated by reference $1,000,000,000 Revolving to Exhibit 4-2 to Gannett Credit Agreement among Co., Inc.'s Form 10-Q for
           Gannett Co., Inc. and      the fiscal quarter ended
           the Banks named therein.   June 26, 1994.

4-3        Amendment Number Two to    Incorporated by reference
           $1,500,000,000 Revolving   to Gannett Co., Inc.'s
           Credit Agreement among     Form 10-K for the fiscal
           Gannett Co., Inc. and      year ended December 31,
           the Banks named therein.   1995.

4-4        Amendment Number Three     Attached.
           to $3,000,000,000
           Revolving Credit
           Agreement among Gannett
           Co., Inc. and the Banks
           named therein, dated as
           of August 20, 1996.

4-5        Indenture dated as of      Incorporated by reference
           March 1, 1983 between      to Exhibit 4-2 to Gannett
           Gannett Co., Inc. and      Co., Inc's Form 10-K for the
           Citibank, N.A., as         fiscal year ended
           Trustee.                   December 29, 1985.

4-6        First Supplemental         Incorporated by reference
           Indenture dated as of      to Exhibit 4 to Gannett
           November 5, 1986 among     Co., Inc.'s Form 8-K filed
           Gannett Co., Inc.,         on November 9, 1986.
           Citibank, N.A., as
           Trustee, and Sovran
           Bank, N.A., as
           Successor Trustee.

4-7        Second Supplemental        Incorporated by reference
           Indenture dated as of      to Exhibit 4 to Gannett Co.,
           June 1, 1995 among         Inc.'s Form 8-K filed
           Gannett Co., Inc.,         June 15, 1995
           NationsBank, N.A., as
           Trustee, and Crestar
           Bank, as Trustee.

4-8        Rights Plan.               Incorporated by reference
                                      to Exhibit 1 to Gannett Co.,
                                      Inc.'s Form 8-K filed on
                                      May 23, 1990.

10-1       Amended and Restated       Attached.
           Gannett Co., Inc.
           Deferred Compensation
           Plan.

11         Statement re computation   Attached.
           of earnings per share.

27         Financial Data Schedule    Attached.


Gannett Co., Inc., agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the registrant.