Form 10-K
period 1996-12-29
GANNETT CO INC /DE/
filed 1997-03-21
CIK 39899

Exhibit Index begins
                                                on page 11

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K
(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 29, 1996 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was in excess of $11,875,782,398.

   The number of shares outstanding of the registrant's Common Stock, Par Value $1.00, as of March 14, 1997 was 141,492,862.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 in Parts I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 6, 1997.

                       CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1996 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual Report
                                   pp. 53-62); Note 10 - Business Segment
                                   Information (Annual Report p. 48).

Item 2.   Properties.              Properties (Annual Report pp. 57, 58, 60,
                                   and 61); Corporate Facilities (Annual
                                   Report p. 62); Markets We Serve (Annual
                                   Report pp. 68-72).

Item 3.   Legal Proceedings.       Note 9 - Commitments, Contingent
                                   Liabilities and Other Matters (Annual
                                   Report p. 47); Regulation (Annual
                                   Report pp. 57-58, 58-59, 60-61).

Item 4.   Submission of Matters    Not Applicable.
          to a Vote of Security
          Holders.

Part II

Item 5.   Market for Registrant's  Gannett Shareholder Services (Annual
          Common Equity and        Report, p. 73); Company
          Related Stockholder      Profile (Annual Report, p. 1);
          Matters                  Gannett Common Stock Prices (Annual
                                   Report p. 23); Dividends (Annual Report
                                   p. 33).

Item 6.   Selected Financial       Eleven-Year Summary and Notes to
          Data.                    Eleven-Year Summary (Annual Report
                                   pp. 50-52).

Item 7.   Management's Discussion  Management's Discussion and Analysis
          and Analysis of          of Results of Operations and Financial
          Financial Condition and Position (Annual Report pp. 24-33). Results of Operations.

Item 8.   Financial Statements     Consolidated Financial Statements and
          and Supplementary Data.  Notes to Consolidated Financial State-
                                   ments (Annual Report pp. 34-48).
                                   Effects of inflation and changing prices
                                   (Annual Report p. 33);  Quarterly
                                   Statements of Income (Annual Report
                                   pp. 64-65).

Item 9.   Changes in and           None.
          Disagreements with
          Accountants on Account-
          ing and Financial
          Disclosure.

Part III

Item 10.  Directors and Executive        Executive Officers of the
          Officers of the Registrant.    Company are listed below:

          Denise H. Bannister - Group President, Gannett Gulf Coast Newspaper
             Group, and President and Publisher, Pensacola News Journal.
          Sara M. Bentley - Group President, Gannett Northwest Newspaper
             Group, and President and Publisher, Statesman Journal.
          Michael C. Burrus - President, Multimedia Cablevision, Inc.
             and Multimedia Security Service, Inc.
          Thomas L. Chapple - Senior Vice President, General Counsel,
             and Secretary.
          Richard L. Clapp - Senior Vice President, Personnel.
          Susan Clark-Johnson - Senior Group President, Gannett Pacific
             Newspaper Group, and President and Publisher, Reno (Nev.) Gazette-Journal.
          Michael J. Coleman - Senior Group President, Gannett South Newspaper
             Group, and President and Publisher, FLORIDA TODAY at Brevard
             County.
          John J. Curley - Chairman, President, and Chief Executive Officer. Thomas Curley - President and Publisher, USA TODAY.
          Philip R. Currie - Senior Vice President, News, Gannett Newspaper
             Division.
          Millicent A. Feller - Senior Vice President, Public Affairs
             and Government Relations.
          Lawrence P. Gasho - Vice President, Financial Analysis.
          George R. Gavagan - Vice President, Corporate Accounting Services. John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel.
          Gracia C. Martore - Vice President, Treasury Services and
             Investor Relations.
          Douglas H. McCorkindale - Vice Chairman, and Chief Financial
             and Administrative Officer.
          Bern Mebane - Senior Group President, Gannett Piedmont
             Newspaper Group.
          Larry F. Miller - Senior Vice President, Financial Planning,
             and Controller.
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, Wilmington (Delaware)
             News Journal.
          Carleton F. Rosenburgh - Senior Vice President, Gannett
             Newspaper Division.
          Gary F. Sherlock - Group President, Gannett Atlantic Newspaper
             Group, and President and Publisher, Gannett Suburban Newspapers. Mary P. Stier - Group President, Gannett Midwest Newspaper Group,
             and President and Publisher, Rockford Register Star.
          Jimmy L. Thomas - Senior Vice President, Financial Services and
             Treasurer.
          Cecil L. Walker - President and Chief Executive Officer, Gannett
             Broadcasting.
          Gary L. Watson - President, Gannett Newspaper Division.

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


Item 11.  Executive Compensation.        Incorporated by reference to
                                         the Company's Proxy Statement
                                         pursuant to General
                                         Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain  Incorporated by reference to the
          Beneficial Owners and          Company's Proxy Statement pursuant to
          Management.                    General Instruction G(3) to Form 10-K.

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

               (1)  Financial Statements.

               The following financial statements of the Company and the accountants' report thereon are included on pages 34 through 49 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995.

                  Consolidated Statements of Income - Fiscal Years Ended December 29, 1996, December 31, 1995, and December 25, 1994.

                  Consolidated Statements of Cash Flows - Fiscal Years Ended December 29, 1996, December 31, 1995, and December 25, 1994.

                  Consolidated Statements of Changes in Shareholders' Equity - Fiscal Years Ended December 29, 1996, December 31, 1995, and December 25, 1994.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (2)  Financial Statement Schedules.

               The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information" appearing on pages 66 through 67 of the Company's 1996 Annual Report to
               Shareholders:

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

          (b)  Reports on Form 8-K.

               None.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 4, 1997 appearing on page 49 of the 1996 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
________________________________
PRICE WATERHOUSE LLP


Washington, D.C.
February 4, 1997

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 1997        GANNETT CO., INC. (Registrant)



                                By /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Vice Chairman, and Chief Financial and
                                   Administrative Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 25, 1997           /s/John J. Curley
                                   ------------------------------
                                   John J. Curley,
                                   Director, and Chairman, President and
                                   Chief Executive Officer


Dated: February 25, 1997           /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Director, and Vice Chairman, and Chief
                                   Financial and Administrative Officer


Dated: February 25, 1997           /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Senior Vice President, Financial Planning,
                                   and Controller


Dated: February 25, 1997           /s/Andrew F. Brimmer
                                   ------------------------------
                                   Andrew F. Brimmer, Director


Dated: February 25, 1997           /s/Meredith A. Brokaw
                                   ------------------------------
                                   Meredith A. Brokaw, Director

Dated: February 25, 1997           /s/Rosalynn Carter
                                   ------------------------------
                                   Rosalynn Carter, Director


Dated: February 25, 1997           /s/Peter B. Clark
                                   ------------------------------
                                   Peter B. Clark, Director


Dated: February 25, 1997           /s/Stuart T.K. Ho
                                   ------------------------------
                                   Stuart T.K. Ho, Director


Dated: February 25, 1997           /s/Drew Lewis
                                   ------------------------------
                                   Drew Lewis, Director


Dated: February 25, 1997           /s/Josephine P. Louis
                                   ------------------------------
                                   Josephine P. Louis, Director


Dated: February 25, 1997           /s/Rollan D. Melton
                                   ------------------------------
                                   Rollan D. Melton, Director


Dated: February 25, 1997           /s/Thomas A. Reynolds, Jr.
                                   ------------------------------
                                   Thomas A. Reynolds, Jr., Director


Dated: February 25, 1997           /s/Dolores D. Wharton
                                   ------------------------------
                                   Dolores D. Wharton, Director

                          EXHIBIT INDEX

Exhibit
Number  Exhibit                          Location

3-1     Second Restated Certificate      Incorporated by reference to Exhibit
        of Incorporation of Gannett Co., 3-1 to Gannett Co., Inc's Form 10-K
        Inc.                             for the fiscal year ended December 26,
                                         1993 ("1993 Form 10-K").

        Amendment to Restated            Incorporated by reference to Exhibit
        Certificate of Incorporation.    3-1 to the 1993 Form 10-K.

3-2     Amended By-laws of Gannett       Attached.
        Co., Inc.

4-1     $1,000,000,000 Revolving         Incorporated by reference to Exhibit
        Credit Agreement among           4-1 to the 1993 Form 10-K.
        Gannett Co., Inc. and the
        Banks named therein.

4-2     Amendment Number One             Incorporated by reference to Exhibit
        to $1,000,000,000 Revolving      4-2 to Gannett Co., Inc.'s Form 10-Q
        Credit Agreement among           for the fiscal quarter ended June 26,
        Gannett Co., Inc. and the        1994.
        Banks named therein.

4-3     Amendment Number Two to          Incorporated by reference to Exhibit
        $1,500,000,000 Revolving         4-3 to Gannett Co., Inc.'s Form 10-K
        Credit Agreement among           for the fiscal year ended
        Gannett Co., Inc. and the        December 31, 1995.
        Banks named therein.

4-4     Amendment Number Three to        Incorporated by reference to Exhibit
        $3,000,000,000 Revolving         4-4 to Gannett Co., Inc.'s Form 10-Q
        Credit Agreement among           for the fiscal quarter ended
        Gannett Co., Inc. and the Banks  September 29, 1996.
        named therein.

4-5     Indenture dated as of March 1,   Incorporated by reference to Exhibit
        1983 between Gannett Co., Inc.   4-2 to Gannett Co., Inc.'s Form 10-K
        and Citibank, N.A., as Trustee.  for the fiscal year ended
                                         December 29, 1985.

4-6     First Supplemental Indenture     Incorporated by reference to Exhibit
        dated as of November 5, 1986     4 to Gannett Co., Inc.'s Form 8-K
        among Gannett Co., Inc.,         filed on November 9, 1986.
        Citibank, N.A., as Trustee, and
        Sovran Bank, N.A., as Successor
        Trustee.

4-7     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.

10-1    Employment Agreement dated       Incorporated by reference to Gannett
        December 7, 1992 between         Co., Inc.'s Form 10-K for the fiscal
        Gannett Co., Inc. and John J.    year ended December 27, 1992 ("1992
        Curley.*                         Form 10-K").

10-2    Employment Agreement dated       Incorporated by reference to the 1992
        December 7, 1992 between         Form 10-K.
        Gannett Co., Inc. and Douglas H.
        McCorkindale.*

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.

10-4    Description of supplemental      Incorporated by reference to Exhibit
        insurance benefits.*             10-4 to the 1993 Form 10-K.

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-8 to Gannett Co., Inc's Form 10-K
                                         for the fiscal year ended
                                         December 27, 1986 ("1986 Form 10-K").

10-6    Gannett Co., Inc. Retirement     Incorporated by reference to Exhibit
        Plan for Directors.*             10-10 to the 1986 Form 10-K.  1991
                                         Amendment incorporated by reference
                                         to Exhibit 10-2 to Gannett Co.,
                                         Inc.'s Form 10-Q for the quarter
                                         ended September 29, 1991.  Amendment
                                         to Gannett Co., Inc. Retirement
                                         Plan for Directors dated October 31,
                                         1996, attached.

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan.*              10-13 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 1990.

11      Statement re computation of      Attached.
        earnings per share.

13      Portions of 1996 Annual Report   Attached.
        to Shareholders incorporated
        by reference.

21      Subsidiaries of Gannett Co.,     Attached.
        Inc.

23      Consent of Independent           Attached.
        Accountants.

27      Financial Data Schedule          Attached.

        The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.

     * Asterisks identify management contracts, and compensatory plans or arrangements.