Form 10-Q
period 1997-03-30
GANNETT CO INC /DE/
filed 1997-05-08
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       March 30, 1997 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 30, 1997, was 141,548,444.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Operating income for the first quarter of 1997 rose $68.5 million or 36%. Newspaper publishing earnings were up
$60.2 million or 41% for the quarter reflecting stronger advertising demand, lower newsprint prices, strong USA
TODAY operating results and a favorable comparison year to year at The Detroit News.

Broadcasting earnings were up $7.4 million or 15% reflecting strong demand for TV and radio advertising and improved results at most of the Company's broadcasting stations. Operating income for the Company's cable and security businesses rose $1.6 million or 14% for the quarter.

NEWSPAPERS

Reported newspaper publishing revenues rose $39.0 million or 5% in the first quarter of 1997, which included a $36.7 million or 7% gain in advertising revenues. The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage and preprint distribution for the first quarter of 1997 and 1996:

Advertising revenue, in thousands of dollars (pro forma)

     First Quarter           1997            1996     % Change
                          --------        --------    --------

     Local                $195,510        $183,691        6
     National              102,417          95,738        7
     Classified            210,950         192,396       10
                          --------        --------       --
     Total Run-of-Press    508,877         471,825        8

     Preprint and
        other advertising   84,277          83,084        1
                          --------       ---------       --

     Total ad revenue     $593,154        $554,909        7
                          ========        ========       ==


Advertising linage, in thousands of inches (pro forma)

     First Quarter          1997            1996     % Change
                           ------          ------    --------

     Local                  7,808           7,343        6
     National                 620             531       17
     Classified             8,932           8,355        7
                           ------          ------       --
     Total Run-of-Press
       linage              17,360          16,229        7
                           ======          ======       ==

Preprint distribution       1,474           1,423        4
                           ------          ------       --

In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 7% for the quarter. Local ad revenues and volume increased 6% for the quarter. Both the revenue and volume increases were broad based with most newspapers recording gains in local advertising. National ad revenues rose 7% for the quarter on a volume increase of 17%. Significant gains in national revenue were recorded by The Detroit News and USA TODAY.
Classified advertising revenues increased 10% for the quarter on a volume increase of 7%. Most of the Company's newspapers, including The Detroit News, recorded solid gains in revenues and volume. Classified gains were strongest in the employment and automotive categories.

Reported newspaper circulation revenues rose 2% for the quarter. Net paid daily circulation for the Company's local newspapers was down 1%, while Sunday circulation declined
2%. USA TODAY reported an average daily paid circulation of 2,156,159 in the ABC Publisher's statement for the 26 weeks ended March 30, 1997, which, subject to audit, is a 2% increase over the comparable period a year ago.

Operating costs in total for the newspaper segment declined
$21.2 million or 3% for the quarter due to lower newsprint prices. In total, newsprint expense declined 29% for the quarter. Newsprint consumption rose 5%.

Newspaper operating income increased $60.2 million or 41% for the quarter reflecting strong advertising gains throughout the group, lower newsprint prices, strong USA
TODAY operating results and a favorable comparison year to year at The Detroit News.


BROADCASTING

Reported broadcast revenues increased $8.9 million or 6%
for the first quarter, while operating costs were up $1.6 million or 2%.

Pro forma broadcasting revenues increased 7% for the quarter. Pro forma local television ad revenues grew 12%, while national revenues were even. Pro forma local radio advertising revenues were up 19%, while national revenues rose 30%.

Reported broadcast operating income rose $7.4 million or 15% for the quarter. Continued strong growth in demand for TV and radio advertising, coupled with cost controls, resulted in stronger earnings at most of the Company's broadcasting stations.

In January, 1997 the Company concluded the transaction with Argyle Television, Inc. to exchange WLWT-TV(NBC-Cincinnati) and KOCO-TV(ABC-Oklahoma City) for WZZM-TV(ABC-Grand
Rapids/Kalamazoo/Battle Creek) and WGRZ-TV(NBC-Buffalo).
This exchange, which was necessary to comply with Federal
Communications Commission (FCC) cross-ownership rules, was accounted for as a non-monetary transaction under which no gain or loss was recognized. This exchange did not materially affect broadcast operating results for the quarter.

In April, 1997 the Company announced that it had entered into an agreement to sell its remaining radio stations, WGCI-AM/FM, Chicago, KHKS-FM, Dallas and KKBQ-AM/FM,
Houston, to Evergreen Media. The transaction is subject to FCC and other government approvals and is expected to close later this year.


CABLE AND SECURITY

Cable television and alarm security operating revenues rose
$4.9 million or 9% while operating expenses rose $3.3 million or 7% for the quarter. Operating income from cable and security rose $1.6 million or 14%.

Cable revenues increased 8% as the number of basic cable subscribers at quarter end increased 2% and the number of pay subscribers decreased 4%. Alarm security revenue rose
12% and the number of alarm security subscribers at quarter end increased 14%.


NON-OPERATING INCOME AND EXPENSE

Interest expense decreased $13.9 million or 35% for the quarter reflecting the pay down of commercial paper borrowings from operating cash flow.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 41.3% for the quarter versus 43.0% for the same quarter last year. The decrease in the rate is primarily the result of the statutory rate on expected earnings gains in 1997.

NET INCOME

Income from continuing operations rose $48.6 million or 56% for the quarter. Earnings per share from continuing operations rose to $0.96 from $0.62, an increase of 55%.
Net income rose $45.7 million or 51% for the quarter. Net income per share rose to $0.96 from $0.64, an increase of 50%. In 1996, income from the discontinued outdoor and entertainment operations was $2.9 million or $0.02 per share.

The weighted average number of shares outstanding totaled
141,421,000 for the first quarter of 1997, compared to 140,680,000 for the first quarter of 1996. The increase in the number of shares outstanding for the quarter is due mainly to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities as reported in the accompanying Consolidated Statements of Cash Flows, totaled
$313 million for the first quarter, compared with $190 million a year ago reflecting strong overall operating results.
Principal uses of cash flow in 1997 were capital expenditures, reduction of debt and dividends.

Capital expenditures for the quarter totaled $40 million, compared to $53 million in 1996. The Company's long-term debt (commercial paper obligations) was reduced by $220 million in the quarter. The Company declared a dividend of $0.36 per share or $51 million, which was paid on April 1, 1997.

At the end of the first quarter, the Company's long term debt included $274 million of notes payable in March, 1998.
These notes, along with the Company's commercial paper obligations, are supported by a $3.0 billion revolving credit agreement with a term extending to November 12, 2000. As a result, these obligations are classified as long-term debt.

OTHER MATTERS

First quarter expenses included the gift of the Niagara
Gazette newspaper to the Gannett Foundation. Subsequent to the transfer, the Gannett Foundation sold the Niagara
Gazette so that the proceeds could be used to fund the Foundation and its community grants. The sale also resolved the FCC newspaper-television cross-ownership issues that arose as a result of the company's acquisition of a television station in Buffalo, New York.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                         March 30, 1997    Dec. 29, 1996
                                                          -------------    -------------
ASSETS
Cash                                                   $       37,224   $       27,179
Marketable securities                                           7,755            4,023
Trade receivables, less allowance
  (1997 - $19,756; 1996 - $18,942)                            494,280          569,095
Other receivables                                              37,878           47,850
Inventories                                                    75,890           73,621
Prepaid expenses                                               35,776           44,837
                                                          ------------     ------------
Total current assets                                          688,803          766,605
                                                          ------------     ------------
Property, plant and equipment:
Cost                                                        3,452,379        3,423,400
Less accumulated depreciation                              (1,474,203)      (1,429,340)
                                                          ------------     ------------
Net property, plant and equipment                           1,978,176        1,994,060
                                                          ------------     ------------
Intangible and other assets:
Excess of acquisition cost over
  the value of assets acquired, less amortization
  (1997 - $594,410; 1996 - $569,527)                        3,376,250        3,393,931
Investments and other assets                                  201,667          195,001
                                                          ------------     ------------
Total intangible and other assets                           3,577,917        3,588,932
                                                          ------------     ------------
Total assets                                           $    6,244,896   $    6,349,597
                                                          ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                   $       23,126   $       23,302
Accounts payable and current portion of film
  contracts payable                                           227,775          261,838
Compensation, interest and other accruals                     187,454          231,358
Dividend payable                                               50,802           51,890
Income taxes                                                  120,622           46,098
Deferred income                                               111,582          104,510
                                                          ------------     ------------
Total current liabilities                                     721,361          718,996
                                                          ------------     ------------
Deferred income taxes                                         391,670          396,170
Long-term debt, less current portion                        1,660,470        1,880,293
Postretirement medical and life insurance liabilities         302,896          301,729
Other long-term liabilities                                   142,202          121,591
                                                          ------------     ------------
Total liabilities                                           3,218,599        3,418,779
                                                          ------------     ------------
Shareholders' Equity:
Preferred stock of $1 par value per share.  Authorized
  2,000,000 shares, issued - none
Common stock of $1 par value per share.  Authorized
  400,000,000, issued 162,210,366 shares                      162,210          162,210
Additional paid-in capital                                     87,056           86,126
Retained earnings                                           3,738,812        3,654,681
                                                          ------------     ------------
Total                                                       3,988,078        3,903,017
                                                          ------------     ------------
Less treasury stock - 20,661,922 shares and
  20,892,661 shares respectively, at cost                    (932,589)        (942,609)
Deferred compensation related to ESOP                         (29,192)         (29,590)
                                                          ------------     ------------
Total shareholders' equity                                  3,026,297        2,930,818
                                                          ------------     ------------
Total liabilities and shareholders' equity             $    6,244,896   $    6,349,597
                                                          ============     ============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)
                                        Thirteen weeks ended         % Inc
                                    March 30, 1997 March 31, 1996     (Dec)
Net Operating Revenues:
Newspaper advertising               $     593,552  $     556,885       6.6
Newspaper circulation                     233,370        229,417       1.7
Broadcasting                              150,606        141,688       6.3
Cable & Security                           61,546         56,612       8.7
Other                                      37,683         39,281      (4.1)
                                    -------------  -------------     -----
Total                                   1,076,757      1,023,883       5.2
                                    -------------  -------------     -----
Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation               566,522        590,515      (4.1)
Selling, general and administrative
  expenses, exclusive of depreciation     174,791        168,707       3.6
Depreciation                               49,782         48,837       1.9
Amortization of intangible assets          24,842         23,515       5.6
                                    -------------  -------------     -----
Total                                     815,937        831,574      (1.9)
                                    -------------  -------------     -----
Operating income                          260,820        192,309      35.6
                                    -------------  -------------     -----
Non-operating income (expense):
Interest expense                          (25,618)       (39,528)     35.2
Other                                      (5,088)        (1,583)   (221.4)
                                    -------------  -------------     -----
Total                                     (30,706)       (41,111)     25.3
                                    -------------  -------------     -----
Income before income taxes                230,114        151,198      52.2
Provision for income taxes                 95,050         64,750      46.8
                                    -------------  -------------     -----
Income from continuing operations         135,064         86,448      56.2
Discontinued operations:
Income from discontinued operations,
  net of income taxes                                      2,902    (100.0)
                                    -------------  -------------     -----
Net income                          $     135,064  $      89,350      51.2
                                    =============  =============     =====

Earnings per share:
Earnings from continuing operations         $0.96          $0.62      54.8
Earnings from discontinued
   operations, net of tax                                   0.02    (100.0)
                                            -----          -----     -----
Net income per share                        $0.96          $0.64      50.0
                                            =====          =====     =====

Dividends per share                         $0.36          $0.35       2.9
                                            =====          =====     =====



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                            Thirteen weeks ended
                                                       March 30, 1997    March 31, 1996
Cash flows from operating activities
  Net income                                           $    135,064      $     86,448
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                       0             2,902
    Depreciation                                             49,782            48,837
    Amortization of intangibles                              24,842            23,515
    Deferred income taxes                                    (4,500)           (5,672)
    Other, net                                              107,535            34,057
                                                           ---------         ---------
  Net cash flow from operating activities                   312,723           190,087
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant & equipment                   (40,263)          (53,180)
  Change in other investments                                (2,025)           (8,500)
  Proceeds from sale of certain assets                          864             3,907
  Collection of long-term receivables                         2,407               425
                                                           ---------         ---------
  Net cash used for investing activities                    (39,017)          (57,348)
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (219,999)          (89,033)
  Dividends paid                                            (50,731)          (49,246)
  Proceeds from issuance of common stock                     10,801             9,431
                                                           ---------         ---------
  Net cash used for financing activities                   (259,929)         (128,848)
                                                           ---------         ---------
Net increase in cash and cash equivalents                    13,777             3,891
Balance of cash & cash equivalents at
  beginning of year                                          31,202            46,985
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $     44,979      $     50,876
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                           Thirteen weeks ended            % Inc
                                       March 30, 1997  March 31, 1996       (Dec)

Operating Revenues:
Newspaper publishing                   $      864,605  $      825,583      4.7
Broadcasting                                  150,606         141,688      6.3
Cable and Security                             61,546          56,612      8.7
                                       --------------  --------------     -----
Total                                  $    1,076,757  $    1,023,883      5.2
                                       ==============  ==============     =====

Operating Income:
(net of depreciation and amortization)
Newspaper publishing                   $      207,194  $      146,971     41.0
Broadcasting                                   57,400          50,039     14.7
Cable and Security                             13,365          11,717     14.1
Corporate                                     (17,139)        (16,418)    (4.4)
                                       --------------  --------------     -----
Total                                  $      260,820  $      192,309     35.6
                                       ==============  ==============     =====

Depreciation and Amortization:
Newspaper publishing                   $       41,149  $       40,716      1.1
Broadcasting                                   14,812          13,119     12.9
Cable and Security                             16,493          15,961      3.3
Corporate                                       2,170           2,556    (15.1)
                                       --------------  --------------     -----
Total                                  $       74,624  $       72,352      3.1
                                       ==============  ==============     =====

Operating Cash Flow:
Newspaper publishing                   $      248,343  $      187,687     32.3
Broadcasting                                   72,212          63,158     14.3
Cable and Security                             29,858          27,678      7.9
Corporate                                     (14,969)        (13,862)    (8.0)
                                       --------------  --------------     -----
Total                                  $      335,444  $      264,661     26.7
                                       ==============  ==============     =====

NOTE:

Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 30, 1997

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 week period ended March 30, 1997, and the comparative periods of 1996 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.
                    See Exhibit Index for list of exhibits filed with this report.

               (b)  Reports on Form 8-K.

                    (i) Current Report on Form 8-K dated January 14, 1997 in connection with the exchange of radio stations for a television station, the sale of Multimedia Entertainment, and restatement of financial statements.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.

Dated: May 8, 1997                   /s/
                                     ----------------------------------------
                                     Larry F. Miller
                                     Senior Vice President/Financial
                                     Planning and Controller

Dated: May 8, 1997                   /s/
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number     Title or Description       Location

3-1        By-laws of Gannett Co.,    Attached.
           Inc. [reflects all
           amendments through
           May 6, 1997]

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

4-4        Amendment Number Three     Incorporated by reference
           to $3,000,000,000          to Exhibit 4-4 to Gannett
           Revolving Credit           Co., Inc.'s Form 10-Q for
           Agreement among Gannett    the fiscal quarter ended
           Co., Inc. and the Banks    September 29, 1996.
           named therein, dated as
           of August 20, 1996.

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

4-8        Rights Plan.               Incorporated by reference
                                      to Exhibit 1 to Gannett Co.,
                                      Inc.'s Form 8-K filed on
                                      May 23, 1990.

10-1       Amended and Restated       Incorporated by reference to
           Gannett Co., Inc.          Exhibit 10-1 to Gannett Co.,
           Deferred Compensation      Inc.'s Form 10-Q for the
           Plan.                      fiscal quarter ended
                                      September 29, 1996.

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