Form 10-Q
period 1997-06-29
GANNETT CO INC /DE/
filed 1997-08-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       June 29, 1997 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 29, 1997, was 141,725,724.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Operating income for the second quarter of 1997 rose $76.8 million or 27%. Newspaper publishing earnings were up $60.5 million or 30% for the quarter, reflecting strong advertising demand, a 26% reduction in newsprint expense, continued strong USA TODAY operating results and a favorable comparison year to year at The Detroit News.


Broadcasting earnings were up $14.9 million or 18%, reflecting continued strong demand for TV and radio advertising. Operating income for the Company's cable and security businesses rose $1.8 million or 15% for the quarter.

Operating income for the first six months of 1997 rose $145.4 million or 31%.

NEWSPAPERS

Newspaper publishing revenues rose $59 million or 7% in the second quarter of 1997, which included a $51.3 million or 8% gain in advertising revenues. Newspaper publishing revenues were up $98 million or 6% for the year-to-date, including advertising gains of $88 million or 8%. The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage and preprint distribution for the second quarter and year-to-date periods of 1997 and 1996:

Advertising revenue, in thousands of dollars (pro forma)

      Second Quarter            1997        1996     % Change

        Local                 $211,770    $201,568        5
        National               118,054     101,948       16
        Classified             232,384     208,782       11
                               -------     -------       --
        Total Run-of-Press     562,208     512,298       10
                               -------     -------       --
       Preprint and
         other advertising      94,098      90,281        4
                               -------     -------       --
       Total ad revenue       $656,306    $602,579        9
                               =======     =======       ==

Advertising linage, in thousands of inches (pro forma)

      Second Quarter            1997        1996    % Change

        Local                    8,435       7,968        6
        National                   692         620       12
        Classified               9,959       9,227        8
                               -------     -------       --
       Total Run-of-Press
          linage                19,086      17,815        7
                               =======     =======       ==

Preprint distribution            1,590       1,542        3

Advertising revenue, in thousands of dollars (pro forma)

      Year-to-date              1997        1996     % Change

       Local                  $407,092    $385,063        6
       National                220,465     197,684       12
       Classified              443,258     401,106       11
                               -------     -------       --
       Total Run-of-Press    1,070,815     983,853        9
                               -------     -------       --
       Preprint and
         other advertising     178,280     173,205        3
                               -------     -------       --
       Total ad revenue     $1,249,095  $1,157,058        8
                               =======     =======       ==

Advertising linage, in thousands of inches (pro forma)

       Year-to-date             1997        1996    % Change

        Local                   16,201      15,261        6
        National                 1,312       1,151       14
        Classified              18,872      17,558        7
                               -------     -------       --
       Total Run-of-Press
          linage                36,385      33,970        7
                               =======     =======       ==

Preprint distribution            3,053       2,964        3


In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 9% for the quarter and 8% for the year-to-date. Local ad revenues increased 5% for the quarter and 6% for the first six months with broad based gains recorded by most of the Company's newspapers. National ad revenues rose 16% for the quarter and 12% year-to-date, reflecting significant gains by USA TODAY and USA WEEKEND. Classified advertising revenues increased 11% for the quarter and the year-to-date, reflecting gains across the newspaper group in all categories, particularly in employment.

Reported newspaper circulation revenues rose 2% for the quarter and for the first six months. Net paid daily circulation for the Company's local newspapers was down 1% for the quarter and for the six-month period, while Sunday circulation declined 1% for the quarter and 2% for the six-month period. USA TODAY reported an average daily paid circulation of 2,156,159 in the ABC Publisher's statement for the 26 weeks ended March 30, 1997, which, subject to audit, is a 2% increase over the comparable period a year ago.

Operating costs in total for the newspaper segment were flat for the quarter and were down $22.7 million or 2% for the first six months due to lower newsprint prices. Newsprint expense declined 26% for the quarter and 27% year-to-date with consumption up 8% for the quarter and 7% year-to-date. Newsprint prices are expected to increase in coming months and the favorable expense comparisons experienced for the first six months are not likely to continue into the fourth quarter of 1997.

Newspaper operating income increased $60.5 million or 30% for the quarter and $120.7 million or 34% for the year-to-date, reflecting continued strong advertising gains throughout the group, lower newsprint prices, strong operating results at USA TODAY and USA WEEKEND and a favorable comparison year to year at The Detroit News.

In April 1997, the Company sold The Observer in Moultrie, Georgia. In May 1997, the Company's commercial printing division, Gannett Offset, acquired Printed Media Companies, a full-service heat set printer based in Minneapolis, Minnesota. These transactions did not materially affect newspaper operating results for the quarter.

In August 1997, the Company acquired Army Times Publishing Company, located in Springfield, VA, which publishes six weekly newspapers and one monthly publication.

Also in August 1997, the Company announced that it had entered into an agreement to purchase New Jersey Press, Inc., which publishes the daily Asbury Park Press and Home News & Tribune of East Brunswick, and operates In Jersey, an Internet service. The Asbury Park Press, founded in 1879, has a daily circulation of approximately 160,000 and 230,000 on Sunday. The Home News & Tribune has approximately 81,000 daily circulation and 87,000 on Sunday. Closing is expected to occur in the third quarter of 1997, subject to obtaining applicable governmental approvals and the satisfaction of other pre-closing conditions.


BROADCASTING

Broadcast revenues increased $12.9 million or 7% for the second quarter and $21.9 million or 7% for the first six months, while operating costs were down $1.9 million or 2% for the quarter and were flat for the year-to-date.

Pro forma broadcasting revenues increased 9% for the quarter and 8% for the first six months, reflecting strong demand for television advertising. Pro forma local television ad revenues grew 8% for the quarter and 10% for the year-to-date, while pro forma national revenues rose 9% for the quarter and 5% for the first six months. Pro forma radio revenues were up 17% for the quarter and 20% for the first six months.

Reported broadcast operating income rose $14.9 million or 18% for the quarter and $22.2 million or 17% for the first six months. Continued high demand for TV and radio advertising, coupled with cost controls, resulted in stronger earnings at most of the Company's broadcasting stations.

In January 1997, the Company concluded the transaction with Argyle Television, Inc. to exchange WLWT-TV (NBC-Cincinnati) and KOCO-TV (ABC-Oklahoma City) for WZZM-TV (ABC-Grand Rapids/Kalamazoo/Battle Creek) and WGRZ-TV (NBC-Buffalo). This exchange, which was necessary to comply with Federal Communication Commission (FCC) cross-ownership rules, was accounted for as a non-monetary transaction under which no gain or loss was recognized. This exchange did not materially affect broadcast operating results for the quarter.

In April 1997, the Company announced that it had entered into an agreement to sell its remaining radio stations, WGCI-AM/FM, Chicago, KHKS-FM, Dallas and KKBQ-AM/FM, Houston, to Evergreen
Media. The transaction is expected to close later this year or in early 1998.

In May 1997, the Company acquired KNAZ-TV (Flagstaff, AZ) and KMOH-TV (Kingman, AZ). With the completion of this transaction, Gannett Broadcasting includes 18 television stations reaching 16 percent of the U.S. television homes.

CABLE AND SECURITY

Cable television and alarm security operating revenues rose $6.6 million or 11% for the quarter and $11.6 million or 10% for the year-to-date, while operating expenses rose $4.8 million or 11% for the quarter and increased $8.1 million or 9% for the first six months. Operating income from cable and security rose $1.8 million or 15% for the quarter and $3.5 million or 15% for the year-to-date.

Cable revenues increased 11% for the quarter and 9% for the year-to-date as the number of basic cable subscribers at quarter end increased 2% and the number of pay subscribers decreased 3%. Alarm security revenue rose 16% for the quarter and 14% for the year-to-date as the number of alarm security subscribers at quarter end increased 14%.

NON-OPERATING INCOME AND EXPENSE

Interest expense decreased $13.6 million or 35% for the quarter and $27.5 million or 35% for the year-to-date, reflecting the pay down of commercial paper borrowings from operating cash flow and the proceeds from the sale of the outdoor and entertainment businesses in the second half of 1996.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 41.3% for the quarter and for the year-to-date versus 43.2% and 43.1% for the comparable
periods in 1996.   The decrease in the effective tax rate reflects
the diminished impact of the amortization of non-deductible intangible assets given expected earnings gains in 1997.

NET INCOME

Income from continuing operations rose $57.5 million or 42% for the quarter and $106.1 million or 47% for the year-to-date. Earnings per share from continuing operations for the quarter rose to $1.38 from $0.98, an increase of 41%. Earnings per share from continuing operations for the first six months rose to $2.33 from $1.59 or 47%. Net income rose $44.7 million or 30% for the quarter and $90.4 million or 38% for the year-to-date. Net income per share rose to $1.38 from $1.07 for the quarter, an increase of 29%, and to $2.33 from $1.70 for the year-to-date, an increase of 37%. In 1996, income from the discontinued outdoor advertising and entertainment operations was $12.8 million or $0.09 per share for the quarter and $15.7 million or $0.11 per share for the year-to-date.

The weighted average number of shares outstanding totaled 141,621,000 for the second quarter of 1997, compared to 140,845,000 for the second quarter of 1996. Average shares outstanding for the year-to-date totaled 141,521,000 for 1997 and 140,763,000 for 1996.
The increase in the number of shares outstanding for the quarter and year-to-date periods is due mainly to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $768 million for the first half of 1997, compared with $618 million a year ago, reflecting strong overall operating results.

Capital expenditures for the year-to-date totaled $92 million, compared to $107 million in 1996. The Company's long-term debt (commercial paper obligations) was reduced by $228 million from operating cash flow in the first half of 1997. The Company's regular quarterly dividend of $0.36 per share was declared in the first and second quarters and totaled $102 million.

At the end of the second quarter, the Company's long term debt included a $275 million note payable due in March 1998. This note and the Company's commercial paper obligations are supported by a $3.0 billion revolving credit agreement with a term extending to November 12, 2000. As a result, these obligations are classified as long-term debt.


OTHER MATTERS

Expenses for the first six months included the gift of the Niagara Gazette newspaper to the Gannett Foundation. Subsequent to the transfer, the Gannett Foundation sold the Niagara Gazette so that the proceeds could be used to fund the Foundation and its community grants. The sale also resolved the FCC newspaper-television cross-ownership issues that arose as a result of the company's acquisition of a television station in Buffalo, New York.

CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           June 29, 1997    Dec. 29, 1996
                                                           ---------------  ---------------
ASSETS
Cash                                                     $         44,163 $         27,179
Marketable securities                                              12,548            4,023
Trade receivables, less allowance
     (1997 - $19,299;  1996 - $18,942)                            539,279          569,095
Other receivables                                                  37,366           47,850
Inventories                                                        80,694           73,621
Prepaid expenses                                                   29,618           44,837
                                                           ---------------  ---------------
Total current assets                                              743,668          766,605
                                                           ---------------  ---------------
Property, plant and equipment:
Cost                                                            3,523,600        3,423,400
Less accumulated depreciation                                  (1,521,662)      (1,429,340)
                                                           ---------------  ---------------
Net property, plant and equipment                               2,001,938        1,994,060
                                                           ---------------  ---------------
Intangible and other assets:
Excess of acquisition cost over the value of
     assets acquired, less amortization
     (1997 - $617,665; 1996 - $569,527)                         3,371,963        3,393,931
Investments and other assets                                      204,844          195,001
                                                           ---------------  ---------------
Total intangible and other assets                               3,576,807        3,588,932
                                                           ---------------  ---------------
Total assets                                             $      6,322,413 $      6,349,597
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $         20,825 $         23,302
Accounts payable and current portion of film
     contracts payable                                            211,686          261,838
Compensation, interest and other accruals                         226,294          231,358
Dividend payable                                                   51,078           51,890
Income taxes                                                       32,103           46,098
Deferred income                                                   107,091          104,510
                                                           ---------------  ---------------
Total current liabilities                                         649,077          718,996
                                                           ---------------  ---------------
Deferred income taxes                                             387,182          396,170
Long-term debt, less current portion                            1,654,394        1,880,293
Postretirement, medical and life insurance liabilities            304,006          301,729
Other long-term liabilities                                       148,786          121,591
                                                           ---------------  ---------------
Total liabilities                                               3,143,445        3,418,779
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 162,210,366 shares.                     162,210          162,210
Additional paid-in capital                                         88,201           86,126
Retained earnings                                               3,882,408        3,654,681
                                                           ---------------  ---------------
Total                                                           4,132,819        3,903,017
                                                           ---------------  ---------------
Less treasury stock - 20,484,642 shares and
     20,892,661 shares respectively, at cost                     (925,116)        (942,609)
Deferred compensation related to ESOP                             (28,735)         (29,590)
                                                           ---------------  ---------------
Total shareholders' equity                                      3,178,968        2,930,818
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      6,322,413 $      6,349,597
                                                           ===============  ===============

CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                                Thirteen weeks ended         % Inc
                                           June 29, 1997      June 30, 1996  (Dec)

Net Operating Revenues:
Newspaper advertising                     $       656,306 $       604,980      8.5
Newspaper circulation                             232,237         227,260      2.2
Broadcasting                                      189,245         176,306      7.3
Cable & Security                                   64,363          57,732     11.5
Other                                              45,676          43,016      6.2
                                            --------------  --------------  -------
Total                                           1,187,827       1,109,294      7.1
                                            --------------  --------------  -------
Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                     575,646         587,515     (2.0)
Selling, general and administrative
    expenses, exclusive of depreciation           179,787         168,590      6.6
Depreciation                                       49,976          49,034      1.9
Amortization of intangible assets                  24,898          23,481      6.0
                                            --------------  --------------  -------
Total                                             830,307         828,620      0.2
                                            --------------  --------------  -------
Operating income                                  357,520         280,674     27.4
                                            --------------  --------------  -------
Non-operating income (expense):
Interest expense                                  (24,783)        (38,403)   (35.5)
Other                                              (1,004)           (657)    52.8
                                            --------------  --------------  -------
Total                                             (25,787)        (39,060)   (34.0)
                                            --------------  --------------  -------
Income before income taxes                        331,733         241,614     37.3
Provision for income taxes                        137,000         104,375     31.3
                                            --------------  --------------  -------
Income from continuing operations                 194,733         137,239     41.9
Discontinued operations:
Income from discontinued operations,
   net of income taxes                                             12,777   (100.0)
                                            --------------  --------------  -------
Net income                                $       194,733 $       150,016     29.8
                                            ==============  ==============  =======
Earnings per share:
Earnings from continuing operations                 $1.38           $0.98     40.8
Earnings from discontinued
operations, net of tax                                               0.09   (100.0)
                                                 --------        --------   -------
Net income  per share                               $1.38           $1.07     29.0
                                                     ====            ====     ====

Dividends per share                                 $0.36           $0.35      2.9
                                                     ====            ====     ====

CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                               Twenty-six weeks ended         % Inc
                                           June 29, 1997      June 30, 1996   (Dec)


Net Operating Revenues:
Newspaper advertising                     $     1,249,858 $     1,161,865        7.6
Newspaper circulation                             465,607         456,677        2.0
Broadcasting                                      339,851         317,994        6.9
Cable & Security                                  125,909         114,344       10.1
Other                                              83,359          82,297        1.3
                                            --------------  --------------  ---------
Total                                           2,264,584       2,133,177        6.2
                                            --------------  --------------  ---------
Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                   1,142,168       1,178,030       (3.0)
Selling, general and administrative
    expenses, exclusive of depreciation           354,578         337,297        5.1
Depreciation                                       99,758          97,871        1.9
Amortization of intangible assets                  49,740          46,996        5.8
                                            --------------  --------------  ---------
Total                                           1,646,244       1,660,194       (0.8)
                                            --------------  --------------  ---------
Operating income                                  618,340         472,983       30.7
                                            --------------  --------------  ---------
Non-operating income (expense):
Interest expense                                  (50,401)        (77,931)     (35.3)
Other                                              (6,092)         (2,240)    (172.0)
                                            --------------  --------------  ---------
Total                                             (56,493)        (80,171)     (29.5)
                                            --------------  --------------  ---------
Income before income taxes                        561,847         392,812       43.0
Provision for income taxes                        232,050         169,125       37.2
                                            --------------  --------------  ---------
Income from continuing operations                 329,797         223,687       47.4
Discontinued operations:
Income from discontinued operations,
   net of income taxes                                             15,679     (100.0)
                                            --------------  --------------  ---------
Net income                                $       329,797 $       239,366       37.8
                                            ==============  ==============  =========

Earnings per share:
Earnings from continuing operations                 $2.33           $1.59       46.5
Earnings from discontinued
operations, net of tax                                               0.11     (100.0)
                                                 --------        --------   --------
Net income  per share                               $2.33           $1.70       37.1
                                                     ====            ====       ====

Dividends per share                                 $0.72           $0.70        2.9
                                                     ====            ====       ====



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Twenty-six weeks ended
                                                       June 29, 1997     June 30, 1996
Cash flows from operating activities
  Net income                                           $    329,797      $    239,366
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                       0            15,679
    Depreciation                                             99,758            97,871
    Amortization of intangibles                              49,740            46,996
    Deferred income taxes                                    (8,988)           (8,796)
    Gain on sale of assets                                      (58)             (405)
    Other, net                                                  978           (61,325)
                                                           ---------         ---------
  Net cash flow from operating activities                   471,227           329,386
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant & equipment                   (92,128)         (106,642)
  Payments for acquisitions, net of cash acquired           (50,041)                0
  Change in other investments                                (4,553)           (9,183)
  Proceeds from sale of certain assets                        8,199             4,720
  Collection of long-term receivables                         3,448               791
                                                           ---------         ---------
  Net cash used for investing activities                   (135,075)         (110,314)
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (228,376)         (149,695)
  Dividends paid                                           (102,069)          (96,990)
  Proceeds from issuance of common stock                     19,802            13,864
                                                           ---------         ---------
  Net cash used for financing activities                   (310,643)         (232,821)
                                                           ---------         ---------
Effect of currency exchange rate change                           0                89
                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents         25,509           (13,660)
Balance of cash & cash equivalents at
  beginning of year                                          31,202            46,985
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                $     56,711      $     33,325
                                                           =========         =========

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                               Thirteen weeks ended            % Inc
                                          June 29, 1997    June 30, 1996       (Dec)

Operating Revenues:
Newspaper publishing                    $        934,219 $        875,256        6.7
Broadcasting                                     189,245          176,306        7.3
Cable and Security                                64,363           57,732       11.5
                                          ---------------  ---------------  ---------
Total                                   $      1,187,827 $      1,109,294        7.1
                                          ===============  ===============  =========

Operating Income
(net of depreciation and amortization):
Newspaper publishing                    $        263,584 $        203,079       29.8
Broadcasting                                      96,991           82,109       18.1
Cable and Security                                13,884           12,072       15.0
Corporate                                        (16,939)         (16,586)      (2.1)
                                          ---------------  ---------------  ---------
Total                                   $        357,520 $        280,674       27.4
                                          ===============  ===============  =========

Depreciation and Amortization:
Newspaper publishing                    $         41,363 $         40,743        1.5
Broadcasting                                      14,682           12,899       13.8
Cable and Security                                16,659           16,317        2.1
Corporate                                          2,170            2,556      (15.1)
                                          ---------------  ---------------  ---------
Total                                   $         74,874 $         72,515        3.3
                                          ===============  ===============  =========

Operating Cash Flow:
Newspaper publishing                    $        304,947 $        243,822       25.1
Broadcasting                                     111,673           95,008       17.5
Cable and Security                                30,543           28,389        7.6
Corporate                                        (14,769)         (14,030)      (5.3)
                                          ---------------  ---------------  ---------
Total                                   $        432,394 $        353,189       22.4
                                          ===============  ===============  =========

NOTE:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                             Twenty-six weeks ended         % Inc
                                         June 29, 1997    June 30, 1996     (Dec)

Operating Revenues:
Newspaper publishing                    $      1,798,824 $     1,700,839      5.8
Broadcasting                                     339,851         317,994      6.9
Cable and Security                               125,909         114,344     10.1
                                          --------------- ---------------  -------
Total                                   $      2,264,584 $     2,133,177      6.2
                                          =============== ===============  =======

Operating Income
(net of depreciation and amortization):
Newspaper publishing                    $        470,778 $       350,050     34.5
Broadcasting                                     154,391         132,148     16.8
Cable and Security                                27,249          23,789     14.5
Corporate                                        (34,078)        (33,004)    (3.3)
                                          --------------- ---------------  -------
Total                                   $        618,340 $       472,983     30.7
                                          =============== ===============  =======

Depreciation and Amortization:
Newspaper publishing                    $         82,512 $        81,459      1.3
Broadcasting                                      29,494          26,018     13.4
Cable and Security                                33,152          32,278      2.7
Corporate                                          4,340           5,112    (15.1)
                                          --------------- ---------------  -------
Total                                   $        149,498 $       144,867      3.2
                                          =============== ===============  =======

Operating Cash Flow:
Newspaper publishing                    $        553,290 $       431,509     28.2
Broadcasting                                     183,885         158,166     16.3
Cable and Security                                60,401          56,067      7.7
Corporate                                        (29,738)        (27,892)    (6.6)
                                          --------------- ---------------  -------
Total                                   $        767,838 $       617,850     24.3
                                          =============== ===============  =======

NOTE:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 29, 1997

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26 week periods ended June 29, 1997, and the comparative periods of 1996 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Securityholders

               (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 6, 1997.

               (b)  The following directors were elected at the meeting:

                    Drew Lewis               Dolores D. Wharton
                    Thomas A. Reynolds, Jr.

                    The following directors' term of office continued after the meeting:

                    Meredith A. Brokaw       Douglas H. McCorkindale
                    Peter B. Clark           John J. Curley
                    Josephine P. Louis       Stuart T.K. Ho

               (c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                                  For       Withhold Authority
                    Drew Lewis                 119,317,644       1,417,955
                    Thomas A. Reynolds, Jr.    119,214,432       1,521,167
                    Dolores D. Wharton         118,782,330       1,953,269

                    (ii) The proposal to elect Price Waterhouse as the Company's independent auditors was approved. Tabulation of votes for the proposal is as follows:

                                                 For        Against     Abstain
                    Election of Independent
                    Auditors                 120,218,804    107,693     409,102

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


                                     GANNETT CO., INC.

Dated: August 12, 1997               /s/ Larry F. Miller
                                     ----------------------------------------
                                     Larry F. Miller
                                     Senior Vice President/Financial
                                     Planning and Controller


Dated: August 12, 1997               /s/ Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number     Title or Description       Location

3-1        By-laws of Gannett Co.,    Incorporated by reference to
           Inc. [reflects all         Exhibit 3-1 to Gannett Co.,
           amendments through         Inc's Form 10-Q for the fiscal
           May 6, 1997]               quarter ended March 30, 1997.

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