Form 10-Q
period 1997-09-28
GANNETT CO INC /DE/
filed 1997-11-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 28, 1997 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 28, 1997, was 141,838,379. Restated for the Company's two-for-one stock split that became effective on October 6, 1997, the number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 28, 1997, was 283,676,758.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Operating income for the third quarter of 1997 rose $51.7 million or 22% to a total of $284.7 million. Newspaper publishing earnings were up $58.0 million or 36% for the quarter, reflecting strong advertising demand, a 15% reduction in newsprint expense, continued strong USA TODAY operating results and a favorable comparison year to year at The Detroit News.

Broadcasting earnings declined $4.2 million or 6%, reflecting the absence of Summer Olympics related advertising which buoyed results in the third quarter of 1996. Operating income for the Company's cable and security businesses rose $.8 million or 7% for the quarter.


Operating income for the first nine months of 1997 rose
$197.0 million or 28% and totaled $903.0 million.

NEWSPAPERS

Newspaper publishing revenues rose $62.2 million or 7% in the third quarter of 1997, which included a $47.2 million or 8% gain in advertising revenues. Newspaper publishing revenues were up $160.2 million or 6% for the year-to-date, including advertising gains of $135.2 million or 8%.

The tables below provide, on a pro forma basis, further details of newspaper ad revenue and linage and preprint distribution for the third quarter and year-to-date periods of 1997 and 1996:

Advertising revenue, in thousands of dollars (pro forma)

       Third Quarter        1997        1996     % Change

       Local               $ 199,487    $ 189,682       5
       National              112,622      103,543       9
       Classified            233,427      213,345       9
                             -------      -------      --
       Total Run-of-Press    545,536      506,570       8

       Preprint and
         other advertising    89,848       85,407       5
                             -------      -------      --
       Total ad revenue    $ 635,384    $ 591,977       7
                             =======      =======      ==

Advertising linage, in thousands of inches (pro forma)

       Third Quarter            1997         1996     % Change

       Local                    7,982       7,554        6
       National                   634         538       18
       Classified               9,852       9,146        8
                               ------       -----       --
       Total Run-of-Press
          linage               18,468      17,238        7
                               ======      ======       ==


Preprint distribution           1,507       1,470        3


Advertising revenue, in thousands of dollars (pro forma)

       Year-to-date             1997        1996     % Change

       Local                $  606,549  $  574,749        6
       National                346,912     315,102       10
       Classified              679,120     616,384       10
                             ---------   ---------       --
       Total Run-of-Press    1,632,581   1,506,235        8

       Preprint and
         other advertising     268,449     258,912        4
                             ---------   ---------       --
       Total ad revenue     $1,901,030  $1,765,147        8
                             =========   =========       ==


Advertising linage, in thousands of inches (pro forma)

       Year-to-date            1997        1996    % Change

       Local                  24,070      22,681        6
       National                1,937       1,679       15
       Classified             28,550      26,568        7
                              ------      ------       --
       Total Run-of-Press
          linage              54,557      50,928        7
                              ======      ======       ==

Preprint distribution          4,560       4,434        3


In the pro forma presentation above, total advertising revenues for the Company's newspapers rose 7% for the quarter and 8% for the year-to-date. Local ad revenues increased 5% for the quarter and 6% for the first nine months. National ad revenues rose 9% for the quarter and 10% year-to-date, reflecting significant gains by USA TODAY and USA WEEKEND. Classified advertising revenues increased
9% for the quarter and 10% for the year-to-date, reflecting gains in all categories, particularly in employment.

Reported newspaper circulation revenues rose 3% for the quarter and 2% for the first nine months. Net paid daily circulation for the Company's local newspapers was down 1% for the quarter and for the nine-month period, while Sunday circulation also declined 1% for the quarter and for the nine-month period. USA TODAY reported an average daily paid circulation of 2,169,860 in the ABC Publisher's statement for the 26 weeks ended September 28, 1997, which, subject to audit, is a 2% increase over the comparable period a year ago.

Operating costs in total for the newspaper segment were up
$4.2 million or 1% for the quarter and were down $18.6 million or 1% for the first nine months due primarily to lower newsprint prices. Newsprint expense declined 15% for the quarter and 23% year-to-date with consumption up 7% for the quarter and year-to-date. If current pricing trends continue, newsprint expense for the fourth quarter may be up slightly compared to the fourth quarter of 1996.

Newspaper operating income increased $58.0 million or 36% for the quarter and $178.7 million or 35% for the year-to-date, reflecting continued strong advertising gains throughout the group, lower newsprint prices, strong operating results at USA TODAY and USA WEEKEND and a favorable comparison year to year at The Detroit News.

In April 1997, the Company sold The Observer in Moultrie,
Georgia. In May 1997, the Company's commercial printing division, Gannett Offset, acquired Printed Media Companies, a full-service heat set printer based in Minneapolis, Minnesota. In August 1997, the Company acquired Army Times
Publishing Company, located in Springfield, Virginia, which publishes six weekly newspapers and one monthly publication. These transactions did not materially affect newspaper operating results for the quarter or year-to-date period.

In October 1997, the Company acquired New Jersey Press,
Inc., which publishes the daily Asbury Park Press and Home
News & Tribune of East Brunswick, and operates In Jersey, an Internet service. The Asbury Park Press, founded in
1879, has a daily circulation of approximately 160,000 and 230,000 on Sunday. The Home News & Tribune has a daily circulation of approximately 81,000 and 87,000 on Sunday.
This transaction was completed after the close of the third quarter and will be recorded under the purchase method of accounting in the fourth quarter. It will not materially affect newspaper operating results.


BROADCASTING

Broadcast revenues declined $14.0 million or 8% for the third quarter, reflecting the absence of Summer Olympics related advertising which buoyed results in the third quarter of 1996. For the first nine months, broadcast revenues increased $7.9 million or 2%. Operating costs were down $9.8 million or 9% for the quarter and were down
$10.1 million or 4% for the year-to-date.

Pro forma broadcasting revenues declined 5% for the quarter and increased 3% for the first nine months. Pro forma local television ad revenues declined 4% for the quarter and grew 5% for the year-to-date, while pro forma national revenues declined 9% for the quarter and were flat for the first nine months. Pro forma radio revenues were up 15% for the quarter and 18% for the first nine months.

Reported broadcast operating income declined $4.2 million or 6% for the quarter and increased $18.0 million or 9% for the first nine months. Third quarter earnings comparisons were adversely affected, particularly at the Company's NBC affiliates, by the absence of Summer Olympics related advertising that boosted revenues in the third quarter of 1996. Continued high demand for TV and radio advertising, coupled with cost controls, resulted in stronger earnings at most of the company's other broadcasting stations for the quarter and the first nine months.

In January 1997, the Company concluded the transaction with Argyle Television, Inc. to exchange WLWT-TV (NBC-
Cincinnati) and KOCO-TV (ABC-Oklahoma City) for WZZM-TV
(ABC-Grand Rapids/Kalamazoo/Battle Creek) and WGRZ-TV (NBC-
Buffalo). This exchange, which was necessary to comply with Federal Communication Commission (FCC) cross-ownership rules, was accounted for as a non-monetary transaction under which no gain or loss was recognized. This exchange did not materially affect broadcast operating results for the quarter or year-to-date period.

In April 1997, the Company announced that it had entered into an agreement to sell its remaining radio stations, WGCI-AM/FM, Chicago, KHKS-FM, Dallas and KKBQ-AM/FM, Houston, to Evergreen Media. The transaction is expected to close later this year or in early 1998.

In May 1997, the Company acquired KNAZ-TV (Flagstaff, AZ) and KMOH-TV (Kingman, AZ). With the completion of this transaction, Gannett Broadcasting includes 18 television stations reaching 15.7 percent of the U.S. television homes. This transaction did not materially affect broadcast operating results for the quarter or year-to-date period.

In October 1997, the Company announced that it had entered into an agreement to purchase WCSH-TV, the NBC television affiliate in Portland, Maine, and WLBZ-TV, the NBC television affiliate in Bangor, Maine. The transaction is subject to Federal Communications Commission and other approvals. Closing is expected to occur near the end of 1997. Upon completion of this transaction, Gannett
Broadcasting will consist of 20 television stations reaching 16.2 percent of U.S. television homes. This transaction will not materially affect broadcast operating results.

CABLE AND SECURITY

Cable television and alarm security operating revenues rose
$5.2 million or 9% for the quarter and $16.7 million or 10%
for the year-to-date, while operating expenses rose $4.4 million or 9% for the quarter and increased $12.5 million or 9% for the first nine months. Operating income from cable and security rose $.8 million or 7% for the quarter and $4.2 million or 12% for the year-to-date.

Cable revenues increased 9% for the quarter and for the year-to-date as the number of basic cable subscribers at quarter end increased 3% and the number of pay subscribers decreased 1%. Alarm security revenue rose 10% for the quarter and 13% for the year-to-date as the number of alarm security subscribers at quarter end increased 13%.

NON-OPERATING INCOME AND EXPENSE

Interest expense decreased $10.7 million or 31% for the quarter and $38.2 million or 34% for the year-to-date, reflecting the pay down of commercial paper borrowings from operating cash flow and the proceeds from the sale of the outdoor and entertainment businesses in the second half of 1996.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 41.3% for the
quarter and for the year-to-date versus 43% for the
comparable periods in 1996.   The decrease in the effective
tax rate reflects the diminished impact of the amortization of non-deductible intangible assets given expected earnings gains in 1997.

INCOME FROM CONTINUING OPERATIONS AND NET INCOME

On August 19, 1997, the Company's Board of Directors approved a two-for-one stock split effective on October 6, 1997, for shareholders of record on September 12, 1997. In this Form 10-Q, all share and per-common-share amounts have been adjusted to reflect the stock split and $162.2 million was transferred from retained earnings to common stock to reflect the par value of additional shares issued.

Income from continuing operations rose $41.3 million or 37%
and totaled $152.5 million for the quarter and rose $147.4 million or 44% and totaled $482.3 million for the year-to-date. Earnings per share from continuing operations for the quarter rose to $0.54 from $0.39, an increase of 39%.
Earnings per share from continuing operations for the first nine months rose to $1.70 from $1.18 or 44%.

Net income including discontinued operations declined
$262.2 million or 63% for the quarter and $171.8 million or 26% for the year-to-date. Net income per share declined to $0.54 from $1.47 for the quarter, a decrease of 63%, and to $1.70 from $2.32 for the year-to-date, a decrease of 27%.
The third quarter and year-to-date declines were the result of the sale in the third quarter of 1996 of the outdoor advertising business, which yielded an after-tax gain of $294.6 million or $1.05 per share. Income in 1996 from the discontinued outdoor advertising and entertainment operations was $8.9 million or $0.03 per share for the quarter and $24.5 million or $0.09 per share for the year-to-date.

The weighted average number of shares outstanding totaled
283,597,000 for the third quarter of 1997, compared to 281,888,000 for the third quarter of 1996. Average shares outstanding for the year-to-date totaled 283,227,000 for 1997 and 281,646,000 for 1996. The increase in the number of shares outstanding for the quarter and year-to-date periods is due mainly to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business
Segment Information totaled $1,127.4 million for the first nine months of 1997, compared with $923.1 million a year ago, a 22% increase, reflecting strong overall operating results.

Capital expenditures for the year-to-date totaled $142.1 million, compared to $195.3 million in 1996. The Company's long-term debt (commercial paper obligations) was reduced by $290.8 million from operating cash flow in the first nine months of 1997. The Company declared quarterly dividends of $0.18 per share in each of the first and second quarters and increased the dividend to $0.19 per share in the third quarter. Dividends totaled $152.2 million for the first nine months.

At the end of the third quarter, the Company's long term debt included $275 million in 5.25% notes payable due in March 1998. These notes and the Company's commercial paper obligations are supported by a $3.0 billion revolving credit agreement with a term extending to November 12, 2000. As a result, these obligations are classified as long-term debt.


OTHER MATTERS

Expenses for the first nine months included the gift of the Niagara Gazette newspaper to the Gannett Foundation.
Subsequent to the transfer, the Gannett Foundation sold the Niagara Gazette so that the proceeds could be used to fund the Foundation and its community grants. The sale also resolved the FCC newspaper-television cross-ownership issues that arose as a result of the company's acquisition of television station WGRZ in Buffalo, New York.

CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Sept. 28, 1997    Dec. 29, 1996
                                                           ---------------  ---------------
ASSETS
Cash                                                     $         44,155 $         27,179
Marketable securities                                               1,969            4,023
Trade receivables, less allowance
     (1997 - $17,310; 1996 - $18,942)                             552,850          569,095
Other receivables                                                  36,218           47,850
Inventories                                                        93,826           73,621
Prepaid expenses                                                   43,659           44,837
                                                           ---------------  ---------------
Total current assets                                              772,677          766,605
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                            3,578,270        3,423,400
Less accumulated depreciation                                  (1,565,100)      (1,429,340)
                                                           ---------------  ---------------
Net property, plant and equipment                               2,013,170        1,994,060
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization
     (1997 - $642,606; 1996 - $569,527)                         3,400,493        3,393,931
Investments and other assets                                      212,598          195,001
                                                           ---------------  ---------------
Total intangible and other assets                               3,613,091        3,588,932
                                                           ---------------  ---------------
Total assets                                             $      6,398,938 $      6,349,597
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $         18,375 $         23,302
Accounts payable and current portion of film
     contracts payable                                            239,465          261,838
Compensation, interest and other accruals                         256,983          231,358
Dividend payable                                                   54,335           51,890
Income taxes                                                        6,852           46,098
Deferred income                                                   118,055          104,510
                                                           ---------------  ---------------
Total current liabilities                                         694,065          718,996
                                                           ---------------  ---------------
Deferred income taxes                                             361,907          396,170
Long-term debt, less current portion                            1,594,970        1,880,293
Postretirement, medical and life insurance liabilities            307,898          301,729
Other long-term liabilities                                       156,861          121,591
                                                           ---------------  ---------------
Total liabilities                                               3,115,701        3,418,779
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          162,210
Additional paid-in capital                                         89,372           86,126
Retained earnings                                               3,818,771        3,654,681
                                                           ---------------  ---------------
Total                                                           4,232,564        3,903,017
                                                           ---------------  ---------------
Less treasury stock - 40,743,974 shares and
     41,785,322 shares respectively, at cost                     (920,592)        (942,609)
Deferred compensation related to ESOP                             (28,735)         (29,590)
                                                           ---------------  ---------------
Total shareholders' equity                                      3,283,237        2,930,818
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      6,398,938 $      6,349,597
                                                           ===============  ===============

Note:  All common share amounts have been adjusted to reflect the two-for-one stock split effective on October 6, 1997.


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                           Thirteen weeks ended         % Inc
                                      Sept. 28, 1997     Sept. 29, 1996  (Dec)
Net Operating Revenues:
Newspaper advertising                $      633,019   $     585,814       8.1
Newspaper circulation                       235,439         229,197       2.7
Broadcasting                                164,895         178,879      (7.8)
Cable & Security                             63,502          58,332       8.9
Other                                        49,235          40,481      21.6
                                       -------------    ------------   -------
Total                                     1,146,090       1,092,703       4.9
                                       -------------    ------------   -------
Operating Expenses:
Cost of sales and operating
  expenses, exclusive of depreciation       602,418         612,888      (1.7)
Selling, general and administrative
  expenses, exclusive of depreciation       184,092         174,533       5.5
Depreciation                                 49,979          48,772       2.5
Amortization of intangible assets            24,900          23,472       6.1
                                       -------------    ------------   -------
Total                                       861,389         859,665       0.2
                                       -------------    ------------   -------
Operating income                            284,701         233,038      22.2
                                       -------------    ------------   -------
Non-operating income (expense):
Interest expense                            (23,418)        (34,111)    (31.3)
Other                                        (1,573)         (3,917)    (59.8)
                                       -------------    ------------   -------
Total                                       (24,991)        (38,028)    (34.3)
                                       -------------    ------------   -------
Income before income taxes                  259,710         195,010      33.2
Provision for income taxes                  107,250          83,800      28.0
                                       -------------    ------------   -------
Income from continuing operations           152,460         111,210      37.1
Discontinued operations:
Income from discontinued operations,
   net of income tax                                          8,861    (100.0)
Gain from sale of discontinued
   operations, net of income tax                            294,580    (100.0)

                                       -------------    ------------   -------
Net income                           $      152,460   $     414,651     (63.2)
                                       =============    ============   =======
Earnings per share:
Earnings from continuing operations           $0.54           $0.39      38.5
Earnings from discontinued
   operations, net of tax                                      0.03    (100.0)
Gain from sale of discontinued
   operations, net of tax                                      1.05    (100.0)
                                           --------        --------    -------
Net income per share                          $0.54           $1.47     (63.3)
                                               ====            ====      ====

Dividends per share                           $0.19           $0.18       5.6
                                               ====            ====      ====

NOTE: All per common share amounts have been adjusted to reflect the two-for-one stock split effective on October 6, 1997.


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                          Thirty-nine weeks ended      % Inc
                                     Sept. 28, 1997    Sept. 29, 1996  (Dec)

Net Operating Revenues:
Newspaper advertising                $   1,882,877   $   1,747,679       7.7
Newspaper circulation                      701,046         685,874       2.2
Broadcasting                               504,746         496,873       1.6
Cable & Security                           189,411         172,676       9.7
Other                                      132,594         122,778       8.0
                                       ------------    ------------   -------
Total                                    3,410,674       3,225,880       5.7
                                       ------------    ------------   -------
Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation              1,744,586       1,790,918      (2.6)
Selling, general and administrative
  expenses, exclusive of depreciation      538,670         511,830       5.2
Depreciation                               149,737         146,643       2.1
Amortization of intangible assets           74,640          70,468       5.9
                                       ------------    ------------   -------
Total                                    2,507,633       2,519,859      (0.5)
                                       ------------    ------------   -------
Operating income                           903,041         706,021      27.9
                                       ------------    ------------   -------
Non-operating income (expense):
Interest expense                           (73,819)       (112,042)    (34.1)
Other                                       (7,665)         (6,157)     24.5
                                       ------------    ------------   -------
Total                                      (81,484)       (118,199)    (31.1)
                                       ------------    ------------   -------
Income before income taxes                 821,557         587,822      39.8
Provision for income taxes                 339,300         252,925      34.2
                                       ------------    ------------   -------
Income from continuing operations          482,257         334,897      44.0
Discontinued operations:
Income from discontinued operations,
   net of income tax                                        24,540    (100.0)
Gain from sale of discontinued
   operations, net of income tax                           294,580    (100.0)
                                       ------------    ------------   -------
Net income                           $     482,257   $     654,017     (26.3)
                                       ============    ============   =======
Earnings per share:
Earnings from continuing operations          $1.70           $1.18      44.1
Earnings from discontinued
   operations, net of tax                                     0.09    (100.0)
Gain from sale of discontinued
   operations, net of tax                                     1.05    (100.0)
                                          --------        --------    --------
Net income per share                         $1.70           $2.32     (26.7)
                                              ====            ====      ====

Dividends per share                          $0.55           $0.53       3.8
                                              ====            ====      ====

NOTE: All per common share amounts have been adjusted to reflect the two-for-one stock split effective on October 6, 1997.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Thirty-nine weeks ended
                                                       Sept. 28, 1997     Sept. 29, 1996
Cash flows from operating activities
  Net income                                           $    482,257      $    654,017
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                                  (319,120)
    Depreciation                                            149,737           146,643
    Amortization of intangibles                              74,640            70,468
    Deferred income taxes                                   (13,500)          (13,351)
    Other, net                                              (21,688)           17,376
                                                           ---------         ---------
  Net cash flow from operating activities                   671,446           556,033
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (142,062)         (195,322)
  Payments for acquisitions, net of cash acquired           (98,721)
  Change in other investments                               (10,501)          (18,341)
  Proceeds from sale of certain assets                        8,993           720,928
  Collection of long-term receivables                         3,828             1,205
                                                           ---------         ---------
  Net cash (used for) provided by investing activities     (238,463)          508,470
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (290,787)         (927,739)
  Dividends paid                                           (152,226)         (146,407)
  Cost of common shares repurchased                                            (1,436)
  Proceeds from issuance of common stock                     24,952            16,906
                                                           ---------         ---------
  Net cash used for financing activities                   (418,061)       (1,058,676)
                                                           ---------         ---------
Effect of currency exchange rate change                                          (236)
                                                           ---------         ---------
Net increase in cash and cash equivalents                    14,922             5,591
Balance of cash and cash equivalents at
  beginning of year                                          31,202            46,985
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     46,124      $     52,576
                                                           =========         =========

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                  Thirteen weeks ended       % Inc
                                             Sept. 28, 1997   Sept. 29, 1996 (Dec)
Operating Revenues:
Newspaper publishing                          $       917,693  $   855,492     7.3
Broadcasting                                          164,895      178,879    (7.8)
Cable and Security                                     63,502       58,332     8.9
                                                --------------   ----------  -------
Total                                         $     1,146,090  $ 1,092,703     4.9
                                                ==============   ==========  =======

Operating Income
(net of depreciation and amortization):
Newspaper publishing                          $       217,793  $   159,783    36.3
Broadcasting                                           71,884       76,116    (5.6)
Cable and Security                                     12,323       11,546     6.7
Corporate                                             (17,299)     (14,407)  (20.1)
                                                --------------   ----------  -------
Total                                         $       284,701  $   233,038    22.2
                                                ==============   ==========  =======

Depreciation and Amortization:
Newspaper publishing                          $        41,065  $    40,282     1.9
Broadcasting                                           14,404       12,886    11.8
Cable and Security                                     17,196       16,609     3.5
Corporate                                               2,214        2,467   (10.3)
                                                --------------   ----------  -------
Total                                         $        74,879  $    72,244     3.6
                                                ==============   ==========  =======

Operating Cash Flow:
Newspaper publishing                          $       258,858  $   200,065    29.4
Broadcasting                                           86,288       89,002    (3.0)
Cable and Security                                     29,519       28,155     4.8
Corporate                                             (15,085)     (11,940)  (26.3)
                                                --------------   ----------  -------
Total                                         $       359,580  $   305,282    17.8
                                                ==============   ==========  =======

NOTE:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                Thirty-nine weeks ended     % Inc
                                             Sept. 28, 1997  Sept. 29, 1996 (Dec)
Operating Revenues:
Newspaper publishing                          $    2,716,517  $ 2,556,331     6.3
Broadcasting                                         504,746      496,873     1.6
Cable and Security                                   189,411      172,676     9.7
                                                -------------   ----------  -------
Total                                         $    3,410,674  $ 3,225,880     5.7
                                                =============   ==========  =======

Operating Income
(net of depreciation and amortization):
Newspaper publishing                          $      688,569  $   509,833    35.1
Broadcasting                                         226,275      208,264     8.6
Cable and Security                                    39,573       35,335    12.0
Corporate                                            (51,376)     (47,411)   (8.4)
                                                -------------   ----------  -------
Total                                         $      903,041  $   706,021    27.9
                                                =============   ==========  =======

Depreciation and Amortization:
Newspaper publishing                          $      123,577  $   121,741     1.5
Broadcasting                                          43,898       38,904    12.8
Cable and Security                                    50,348       48,887     3.0
Corporate                                              6,554        7,579   (13.5)
                                                -------------   ----------  -------
Total                                         $      224,377  $   217,111     3.3
                                                =============   ==========  =======

Operating Cash Flow:
Newspaper publishing                          $      812,146  $   631,574    28.6
Broadcasting                                         270,173      247,168     9.3
Cable and Security                                    89,921       84,222     6.8
Corporate                                            (44,822)     (39,832)  (12.5)
                                                -------------   ----------  -------
Total                                         $    1,127,418  $   923,132    22.1
                                                =============   ==========  =======

NOTE:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 28, 1997

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39 week periods ended September 28, 1997, and the comparative periods of 1996 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

PART II.   OTHER INFORMATION

        Item 5.   Other Information

                  Effective December 9, 1997, Karen Hastie Williams was elected to the Company's Board of Directors. With her election, the Board numbers 10. Ms. Williams will serve on the Board for a term that expires at the annual meeting of shareholders held in 2000.

                  The following appointments were made effective
                  September 24, 1997:

                        Douglas H. McCorkindale, Vice Chairman and President Larry F. Miller, Executive Vice President and Chief
                             Financial Officer
                        George R. Gavagan, Vice President and Controller

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


                                     GANNETT CO., INC.

Dated: November 12, 1997             /s/ George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: November 12, 1997             /s/ Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number     Title or Description       Location

3-1        By-laws of Gannett Co.,    Attached
           Inc.

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

10-2       Amendment No. 5 to         Attached.
           Deferred Compensation
           Plan

10-3       Amendment No. 8 to         Attached.
           Executive Long Term
           Incentive Plan

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