Form 10-K
period 1997-12-28
GANNETT CO INC /DE/
filed 1998-03-23
CIK 39899

Exhibit Index begins
                                                on page 11


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K
(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 28, 1997 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was in excess of $17,768,178,823.

   The number of shares outstanding of the registrant's Common Stock, Par Value $1.00, as of March 2, 1998 was 284,289,821.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997 in Parts I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on April 28, 1998.

                       CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1997 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual Report
                                   pp. 53-62); Note 10 - Business Segment
                                   Information (Annual Report p. 48).

Item 2.   Properties.              Properties (Annual Report pp. 57, 59
                                   and 60); Corporate Facilities (Annual
                                   Report p. 62); Markets We Serve (Annual
                                   Report pp. 68-72).

Item 3.   Legal Proceedings.       Note 9 - Commitments, Contingent
                                   Liabilities and Other Matters (Annual
                                   Report p. 47); Regulation (Annual
                                   Report pp. 58, 59, 61 and 62).

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

Item 6.   Selected Financial       Eleven-Year Summary and Notes to
          Data.                    Eleven-Year Summary (Annual Report
                                   pp. 50-52).

Item 7.   Management's Discussion  Management's Discussion and Analysis
          and Analysis of          of Results of Operations and Financial
          Financial Condition and Position (Annual Report pp. 23-33). Results of Operations.

Item 7A.  Quantitative and         Not applicable.
          Qualitative Disclosures
          about Market Risk

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

Item 9.   Changes in and           None.
          Disagreements with
          Accountants on Account-
          ing and Financial
          Disclosure.

Part III

Item 10.  Directors and Executive        Executive Officers of the
          Officers of the Registrant.    Company are listed below:

          Sara M. Bentley - Group President, Gannett Northwest Newspaper
             Group, and President and Publisher, Statesman Journal
          Michael C. Burrus - President, Multimedia Cablevision, Inc.
          Thomas L. Chapple - Senior Vice President, General Counsel,
             and Secretary
          Richard L. Clapp - Senior Vice President, Personnel
          Susan Clark-Johnson - Senior Group President, Gannett Pacific
             Newspaper Group, and President and Publisher, Reno (Nev.) Gazette-Journal
          Michael J. Coleman - Senior Group President, Gannett South Newspaper
             Group, and President and Publisher, FLORIDA TODAY at Brevard
             County
          Robert T. Collins - President, New Jersey Newspaper Group, and
             President and Publisher, Asbury Park Press and Home News
             Tribune, East Brunswick, NJ
          John J. Curley - Chairman and Chief Executive Officer
          Thomas Curley - President and Publisher, USA TODAY
          Philip R. Currie - Senior Vice President, News, Gannett Newspaper
             Division
          Daniel S. Ehrman - Vice President, Planning & Development
          Millicent A. Feller - Senior Vice President, Public Affairs
             and Government Relations
          Lawrence P. Gasho - Vice President, Financial Analysis
          George R. Gavagan - Vice President and Controller
          Denise H. Ivey - Group President, Gannett Gulf Coast Newspaper
             Group, and President and Publisher, Pensacola News Journal
          John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel
          Gracia C. Martore - Vice President, Treasury Services and
             Investor Relations
          Douglas H. McCorkindale - Vice Chairman and President
          Bern Mebane - Senior Group President, Gannett Piedmont
             Newspaper Group, and President and Publisher, the
             Greenville (S.C.) News
          Larry F. Miller - Executive Vice President and Chief Financial
             Officer
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, The News Journal
             (Wilmington, DE)
          Carleton F. Rosenburgh - Senior Vice President, Gannett
             Newspaper Division
          Gary F. Sherlock - Group President, Gannett Atlantic Newspaper
             Group, and President and Publisher, Gannett Suburban Newspapers Mary P. Stier - Group President, Gannett Midwest Newspaper Group,
             and President and Publisher, Rockford Register Star
          Jimmy L. Thomas - Senior Vice President, Financial Services and
             Treasurer
          Cecil L. Walker - President, Gannett Broadcasting Division
          Gary L. Watson - President, Gannett Newspaper Division

          Information concerning the Executive Officers of the Company is included in the Annual Report on pages 18 and 19. Information concerning the Board of Directors of the Company is incorporated by reference to the Company's Proxy Statement pursuant to General Instruction G(3) to Form 10-K.


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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and Exhibits.

               (1)  Financial Statements.

               The following financial statements of the Company and the accountants' report thereon are included on pages 34 through 49 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996.

                  Consolidated Statements of Income - Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995.

                  Consolidated Statements of Cash Flows - Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995.

                  Consolidated Statements of Changes in Shareholders' Equity - December 28, 1997, December 29, 1996, and December 31, 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (2)  Financial Statement Schedules.

               The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information" appearing on pages 66 and 67 of the Company's 1997 Annual Report to
               Shareholders:

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

          (b)  Reports on Form 8-K.

               None.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 2, 1998 appearing on page 49 of the 1997 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse LLP
________________________________
PRICE WATERHOUSE LLP


Washington, D.C.
February 2, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 1998        GANNETT CO., INC. (Registrant)



                                By /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Vice Chairman and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 24, 1998           /s/John J. Curley
                                   ------------------------------
                                   John J. Curley,
                                   Director, Chairman and
                                   Chief Executive Officer


Dated: February 24, 1998           /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Director, Vice Chairman and
                                   President


Dated: February 24, 1998           /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President and
                                   Chief Financial Officer


Dated: February 24, 1998           /s/Meredith A. Brokaw
                                   ------------------------------
                                   Meredith A. Brokaw, Director


Dated: February 24, 1998           /s/Peter B. Clark
                                   ------------------------------
                                   Peter B. Clark, Director


Dated: February 24, 1998           /s/Stuart T.K. Ho
                                   ------------------------------
                                   Stuart T.K. Ho, Director

Dated: February 24, 1998           /s/Drew Lewis
                                   ------------------------------
                                   Drew Lewis, Director


Dated: February 24, 1998           /s/Josephine P. Louis
                                   ------------------------------
                                   Josephine P. Louis, Director


Dated: February 24, 1998           /s/Thomas A. Reynolds, Jr.
                                   ------------------------------
                                   Thomas A. Reynolds, Jr., Director


Dated: February 24, 1998           /s/Dolores D. Wharton
                                   ------------------------------
                                   Dolores D. Wharton, Director

                                   /s/Karen Hastie Williams
Dated: February 24, 1998           ------------------------------
                                   Karen Hastie Williams, Director

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

        Amendment to Restated            Incorporated by reference to Exhibit
        Certificate of Incorporation.    3-1 to the 1993 Form 10-K.

3-2     By-laws of Gannett Co., Inc.     Incorporated by reference to Exhibit
        (reflects all amendments         3-1 to Gannett Co., Inc.'s Form 10-Q
        through September 24, 1997)      for the fiscal quarter ended
                                         September 28, 1997.

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

4-7     Second Supplemental Indenture    Incorporated by reference to
        dated as of June 1, 1995,        Exhibit 4 to Gannett Co., Inc.'s
        among Gannett Co., Inc.,         Form 8-K filed on June 15, 1995.
        NationsBank, N.A., as Trustee,
        and Crestar Bank, as Trustee.

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997 (attached).

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

10-6    Gannett Co., Inc. Retirement     Incorporated by reference to Exhibit
        Plan for Directors.*             10-10 to the 1986 Form 10-K.  1991
                                         Amendment incorporated by reference
                                         to Exhibit 10-2 to Gannett Co.,
                                         Inc.'s Form 10-Q for the quarter
                                         ended September 29, 1991.  Amendment
                                         to Gannett Co., Inc. Retirement
                                         Plan for Directors dated October 31,
                                         1996, incorporated by reference to
                                         Exhibit 10-6 to the 1996 Form 10K.

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s form 10-Q
                                         for the quarter ended September 28,
                                         1997.

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan.*              10-13 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 1990.

11      Statement re computation of      Attached.
        earnings per share.

13      Portions of 1997 Annual Report   Attached.
        to Shareholders incorporated
        by reference.

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