Form 10-K/A
period 1997-12-28
GANNETT CO INC /DE/
filed 1998-03-25
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K/A
(Mark One)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this
amendment to Form 10-K.  [  X   ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was in excess of $17,768,178,823.

   The number of shares outstanding of the registrant's Common Stock, Par Value $1.00, as of March 2, 1998 was 284,289,821.

   Documents incorporated by reference:  None.


EXPLANATORY NOTE

   The purpose of this Amendment is to resubmit Exhibit 27, Financial Data Schedule, to include tables for the 1997, 1996 and 1995 fiscal years. The Schedule filed with the registrant's Form 10-K included the 1997 table only. The 1997 table submitted herein is identical to the 1997 table contained in the Form 10-K.

   The Schedule contains summary financial information extracted from the Registrant's balance sheets and statements of income dated as of and for the years ended December 28, 1997; December 29, 1996; and December 31, 1995, and is qualified in its entirety by reference to such financial statements.



                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1998           GANNETT CO., INC. (Registrant)



                                By /s/George R. Gavagan
                                   ------------------------------
                                   George R. Gavagan
                                   Vice President and Controller