Form 10-Q
period 1998-03-29
GANNETT CO INC /DE/
filed 1998-05-13
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       March 29, 1998 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 29, 1998, was 284,429,699.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

EARNINGS SUMMARY

Operating income for the first quarter of 1998 rose $27.4 million or 11%. Non-operating income for the quarter included a net pre-tax gain of $306.5 million ($183.6 million after tax) primarily from the disposition of the Company's five remaining radio stations and its alarm security business. Net income excluding the gain rose $24.2 million or 18% for the quarter.

A presentation of earnings excluding the net non-operating gain follows.


                              Earnings Summary Excluding
                              1998 Net Non-operating Gain

                                  Quarter ended         % Inc
                           Mar. 29, 1998  Mar 30, 1997   (Dec)

Operating income            $    288,243   $   260,820   10.5
                            -------------  ------------  -----
Non-operating income
   (expense):
Interest expense                 (23,229)      (25,618)  (9.3)
Other                                829        (5,088)   ---
                            -------------  ------------  -----
Total                            (22,400)      (30,706) (27.1)
                            -------------  ------------  -----
Income before income taxes       265,843       230,114   15.5
Provision for income taxes       106,600        95,050   12.2
                            -------------  ------------  -----
Net income                  $    159,243   $   135,064   17.9
                            =============  ============  =====

Net income per share-basic         $0.56         $0.48   16.7
                                   =====         =====   ====

Net income per share-diluted       $0.56         $0.48   16.7
                                   =====         =====   ====


Newspaper publishing earnings were up $18.7 million or 9% for the quarter reflecting stronger advertising demand at the Company's local newspapers and a favorable comparison year to year at The
Detroit News.

Broadcasting earnings were up $8.6 million or 15% reflecting strong demand for TV advertising and improved results at most of the Company's television stations. Operating income for the Company's cable and security businesses rose $.6 million or 4% for the quarter.


NEWSPAPERS

Reported newspaper publishing revenues rose $110.6 million or 13% in the first quarter of 1998, which included a $76.4 million or 13% gain in advertising revenues. This revenue increase includes the impact of newspaper publishing acquisitions in 1997.

The tables below provide, on a pro forma basis, details of newspaper ad revenue and linage and preprint distribution for the first quarter of 1998 and 1997:

Advertising revenue, in thousands of dollars (pro forma)

First Quarter                 1998          1997      % Change
-------------                 ----          ----      --------

     Local                 $206,882       $204,129         1
     National               116,345        109,225         7
     Classified             247,126        224,006        10
                            -------        -------        --
     Total Run-of-Press     570,353        537,360         6

     Preprint and
        other advertising    99,189         90,969         9
                            -------        -------        --
     Total ad revenue      $669,542       $628,329         7
                           ========       ========        ==

Advertising linage, in thousands of inches (pro forma)

First Quarter                 1998          1997      % Change
-------------                 ----          ----      --------

     Local                   7,859           7,786         1
     National                  668             667        --
     Classified              9,762           8,917         9
                            ------          ------        --
     Total Run-of-Press
       linage               18,289          17,370         5
                            ======          ======        ==

Preprint distribution        1,677           1,549         8
                            ======          ======        ==

Pro forma advertising revenues for the Company's newspapers rose 7% for the quarter. Local ad revenues and volume increased 1%, national ad revenues rose 7% with linage unchanged, and classified ad revenues increased 10% on a volume increase of 9%. Most of the Company's newspapers, including The Detroit News, recorded solid gains in revenues and volume. Classified gains were strongest in the employment and real estate categories.

Reported newspaper circulation revenues rose 9% for the quarter. Net paid daily circulation for the Company's local newspapers was up 1%, while Sunday circulation was unchanged. USA TODAY reported an average daily paid circulation of 2,226,443 in the ABC Publisher's statement for the 26 weeks ended March 29, 1998, a 3% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $91.8 million or 14% for the quarter due to higher newsprint prices and consumption. In total, newsprint expense increased 26% for the quarter. Newsprint consumption rose 12%, including consumption by recently acquired businesses. Newsprint prices in the second quarter of 1998 will continue to be higher compared to 1997.

Newspaper operating income increased $18.7 million or 9% for the quarter reflecting strong advertising gains throughout the group, a favorable comparison year to year at The Detroit News and the impact of the October 1997 acquisition of New Jersey Press, Inc.

In early fiscal 1998, the Company sold its newspaper in St.
Thomas, Virgin Islands, and contributed its newspaper in Saratoga
Springs, New York, to the Gannett Foundation.


BROADCASTING

Early in the first quarter, the Company sold its five remaining radio stations, WGCI-AM/FM in Chicago, KHKS-FM in Dallas and KKBQ-AM/FM in Houston, and purchased two television stations, WCSH-TV
(NBC) in Portland, Maine, and WLBZ-TV (NBC) in Bangor, Maine. For the first quarter of 1998, therefore, the Company's broadcasting operations reflect results of its 20 television stations.

Reported broadcast revenues increased $10.1 million or 7% for the first quarter, while operating costs were up $1.5 million or 2%.
Pro forma local and national television ad revenues both increased 12% for the quarter.

Reported broadcast operating income rose $8.6 million or 15% for the quarter. Continued strong growth in demand for TV advertising resulted in stronger earnings at most of the Company's television stations. The television group also benefitted from advertising related to the broadcast of the Super Bowl on its NBC-affiliated stations and advertising demand during the Winter Olympics at its CBS stations.

In April 1998, the Company purchased WLTX-TV (CBS) in Columbia, South Carolina. With the completion of this transaction, Gannett Broadcasting consists of 21 television stations reaching 16.6 percent of U.S. television homes. The television station acquisitions in Maine did not materially affect results of operations for the first quarter, and the acquisition of the South Carolina station will not materially affect results of operations for the second quarter.


CABLE AND SECURITY

Cable television and alarm security operating revenues rose $2.5 million or 4% while operating expenses rose $2.0 million or 4% for the quarter. Operating income for this segment rose $.6 million or 4%.

In early March 1998, the Company sold its alarm security business, which affects operating results comparisons. Excluding the alarm security business, cable revenues rose $4.8 million or 9% for the quarter, and cable operating expenses rose $3.4 million or 9% for the quarter. Operating income from cable rose $1.4 million or 12% for the quarter.

The number of basic cable subscribers at quarter end increased 3% and the number of pay subscribers increased 5%.

In December 1997, the Company announced an agreement to acquire cable systems in Kansas from Tele-Communications, Inc., in exchange for the Company's cable systems in suburban Chicago.
This transaction is subject to regulatory approval and is expected to close in the third quarter.


NON-OPERATING INCOME AND EXPENSE

Interest expense decreased $2.4 million or 9% for the quarter reflecting the pay-down of long-term debt from operating cash flow and proceeds from the sale of certain businesses.

Non-operating income in the first quarter included a net pre-tax gain of $306.5 million ($183.6 million after tax) as discussed in the Earnings Summary above.


PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 40.1% for the quarter versus 41.3% for the same quarter last year. The decrease in the effective tax rate reflects the diminished impact of the amortization of non-deductible intangible assets on expected higher earnings in 1998.


NET INCOME

Net income, excluding the $183.6 million net non-operating after-tax gain discussed above, rose $24.2 million or 18% for the quarter. Basic and diluted earnings per share, excluding the net non-operating gain, rose to $0.56 from $0.48, an increase of 17%.
Net income, including the net non-operating gain, was $342.9 million for the quarter. Basic earnings per share from net income were $1.21, and diluted earnings per share from net income were $1.20.

The weighted average number of diluted shares outstanding totaled 286,874,000 for the first quarter of 1998, compared to 284,320,000 for the first quarter of 1997. The weighted average number of basic shares outstanding totaled 284,215,000 in 1998 compared to 282,842,000 in 1997. The increase in the number of shares outstanding for the quarter is due mainly to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment
Information totaled $367.7 million for the first quarter of 1998, compared with $335.4 million in the first quarter of 1997, a 10% increase, reflecting strong overall operating results.

Capital expenditures for the quarter totaled $33 million, compared to $40 million in 1997. The Company's long-term debt was reduced by $383 million in the quarter from operating cash flow and proceeds from the sale of businesses. The Company declared a quarterly dividend of $0.19 per share or $54 million, which was paid on April 1, 1998. The Company has also declared a quarterly dividend of $0.19 per share payable on July 1, 1998.

At the end of the first quarter, the Company's marketable securities included $142.1 million from proceeds on its first quarter sale of certain businesses. The Company expects to use these funds to repay its long-term debt in the second quarter.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           March 29, 1998    Dec. 28, 1997
                                                           ---------------  ---------------

<s.
ASSETS
Cash                                                     $         36,585 $         45,059
Marketable securities                                             154,765            7,719
Trade receivables, less allowance
     (1998 - $18,554; 1997 - $18,020)                             552,383          638,311
Other receivables                                                  55,421           45,316
Inventories                                                       119,876          101,080
Prepaid expenses                                                   35,799           47,149
                                                           ---------------  ---------------
Total current assets                                              954,829          884,634
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                            3,628,692        3,754,837
Less accumulated depreciation                                  (1,560,869)      (1,562,795)
                                                           ---------------  ---------------
Net property, plant and equipment                               2,067,823        2,192,042
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         3,607,105        3,584,393
Investments and other assets                                      306,849          229,282
                                                           ---------------  ---------------
Total intangible and other assets                               3,913,954        3,813,675
                                                           ---------------  ---------------
Total assets                                             $      6,936,606 $      6,890,351
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $                $         18,375
Accounts payable and current portion of film
     contracts payable                                            237,806          300,260
Compensation, interest and other accruals                         269,975          263,599
Dividend payable                                                   54,019           53,915
Income taxes                                                      134,165           12,893
Deferred income                                                   123,495          118,459
                                                           ---------------  ---------------
Total current liabilities                                         819,460          767,501
                                                           ---------------  ---------------
Deferred income taxes                                             458,375          402,254
Long-term debt, less current portion                            1,376,304        1,740,534
Postretirement, medical and life insurance liabilities            311,595          312,082
Other long-term liabilities                                       187,739          188,244
                                                           ---------------  ---------------
Total liabilities                                               3,153,473        3,410,615
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          324,421
Additional paid-in capital                                        106,107          104,366
Retained earnings                                               4,284,545        3,995,712
                                                           ---------------  ---------------
Total                                                           4,715,073        4,424,499
                                                           ---------------  ---------------
Less treasury stock - 39,991,033 shares and
     40,546,253 shares respectively, at cost                     (905,283)        (916,708)
Deferred compensation related to ESOP                             (26,657)         (28,055)
                                                           ---------------  ---------------
Total shareholders' equity                                      3,783,133        3,479,736
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      6,936,606 $      6,890,351
                                                           ===============  ===============


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)



                                              Quarter Ended            % Inc
                                      Mar. 29, 1998   Mar. 30, 1997     (Dec)
Net Operating Revenues:
Newspaper advertising                 $     669,994  $     593,552       12.9
Newspaper circulation                       254,079        233,370        8.9
Broadcasting                                160,692        150,606        6.7
Cable & Security                             64,062         61,546        4.1
Other                                        51,083         37,683       35.6
                                        ------------   ------------   --------
Total                                     1,199,910      1,076,757       11.4
                                        ------------   ------------   --------

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation               642,980        566,522       13.5
Selling, general and administrative
    expenses, exclusive
    of depreciation                         189,206        174,791        8.2
Depreciation                                 53,030         49,782        6.5
Amortization of intangible assets            26,451         24,842        6.5
                                        ------------   ------------   --------
Total                                       911,667        815,937       11.7
                                        ------------   ------------   --------
Operating income                            288,243        260,820       10.5
                                        ------------   ------------   --------

Non-operating income (expense):
Interest expense                            (23,229)       (25,618)      (9.3)
Other*                                      307,356         (5,088)      ----
                                        ------------   ------------   --------
Total                                       284,127        (30,706)      ----
                                        ------------   ------------   --------
Income before income taxes                  572,370        230,114      148.7
Provision for income taxes                  229,520         95,050      141.5
                                        ------------   ------------   --------
Net income                            $     342,850  $     135,064      153.8
                                        ============   ============   ========

Net income per share - basic                  $1.21          $0.48      152.1
                                              =====          =====      =====

Net income per share - diluted                $1.20          $0.48      150.0
                                              =====          =====      =====

Dividends per share                           $0.19          $0.18        5.6
                                              =====          =====        ===

* 1998 results include a net non-operating gain principally from the disposition of several businesses including Radio and Alarm Security. See Management's
  Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                            Thirteen Weeks Ended
                                                       March 29, 1998    March 30, 1997
Cash flows from operating activities
  Net income                                           $    342,850      $    135,064
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                             53,030            49,782
    Amortization of intangibles                              26,451            24,842
    Deferred income taxes                                    56,122            (4,500)
    Other, net                                             (248,416)          107,535
                                                           ---------         ---------
  Net cash flow from operating activities                   230,037           312,723
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (33,446)          (40,263)
  Payments for acquisitions, net of cash acquired          (113,160)
  Change in other investments                              (101,103)           (2,025)
  Proceeds from sale of certain assets                      567,556               864
  Collection of long-term receivables                        13,873             2,407
                                                           ---------         ---------
  Net cash provided by (used for) investing activities      333,720           (39,017)
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (382,605)         (219,999)
  Dividends paid                                            (53,899)          (50,731)
  Proceeds from issuance of common stock                     11,319            10,801
                                                           ---------         ---------
  Net cash used for financing activities                   (425,185)         (259,929)
                                                           ---------         ---------
Net increase in cash and cash equivalents                   138,572            13,777
Balance of cash and cash equivalents at
  beginning of year                                          52,778            31,202
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $    191,350      $     44,979
                                                           =========         =========

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                  Quarter Ended            % Inc
                                          Mar. 29, 1998  Mar. 30, 1997     (Dec)
Operating Revenues:
Newspaper publishing                      $     975,156  $     864,605      12.8
Broadcasting                                    160,692        150,606       6.7
Cable and Security                               64,062         61,546       4.1
                                            ------------   ------------   -------
Total                                     $   1,199,910  $   1,076,757      11.4
                                            ============   ============   =======

Operating Income
(net of depreciation and amortization):
Newspaper publishing                      $     225,919  $     207,194       9.0
Broadcasting                                     65,967         57,400      14.9
Cable and Security                               13,916         13,365       4.1
Corporate                                       (17,559)       (17,139)     (2.5)
                                            ------------   ------------   -------
Total                                     $     288,243  $     260,820      10.5
                                            ============   ============   =======

Depreciation and Amortization:
Newspaper publishing                      $      46,157  $      41,149      12.2
Broadcasting                                     14,955         14,812       1.0
Cable and Security                               16,154         16,493      (2.1)
Corporate                                         2,215          2,170       2.1
                                            ------------   ------------   -------
Total                                     $      79,481  $      74,624       6.5
                                            ============   ============   =======

Operating Cash Flow:
Newspaper publishing                      $     272,076  $     248,343       9.6
Broadcasting                                     80,922         72,212      12.1
Cable and Security                               30,070         29,858       0.7
Corporate                                       (15,344)       (14,969)     (2.5)
                                            ------------   ------------   -------
Total                                     $     367,724  $     335,444       9.6
                                            ============   ============   =======

NOTE:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 29, 1998

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 week period ended March 29, 1998, and the comparative period of 1997 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS 131,
"Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 is not currently applicable as the Company has no items of other comprehensive income in any period presented. SFAS 131 will be applied in the fourth quarter of 1998 and will not have any impact on the Company's reported financial position or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Securityholders

               (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 28, 1998

               (b)  The following directors were elected at the meeting:

                    Stuart T.K. Ho             Josephine P. Louis
                    Douglas H. McCorkindale

                    The following directors' term of office continued after the meeting:

                    John J. Curley             Meredith A. Brokaw
                    Peter B. Clark             Drew Lewis
                    Thomas A. Reynolds, Jr.    Karen Hastie Williams

               (c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                                  For        Withhold Authority

                    Stuart T.K. Ho             234,456,547      5,817,566
                    Josephine P. Louis         234,491,436      5,782,677
                    Douglas H. McCorkindale    234,843,834      5,430,278

                    (ii) The proposal to elect Price Waterhouse as the Company's independent auditors was approved. Tabulation of votes for the proposal is as follows:

                                                 For       Against     Abstain

                    Election of Independent
                    Auditors                 239,044,427    697,853     531,833

                    (iii) The shareholder proposal to declassify the Board of Directors for the purpose of director elections was defeated. Tabulation of votes for the proposal is as follows:

                                                 For       Against     Abstain

                    Shareholder Proposal     102,339,648 115,165,462  2,227,945

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


                                     GANNETT CO., INC.


Dated: May 13, 1998                  /s/ George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: May 13, 1998                  /s/ Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number  Exhibit                          Location

3-1     Second Restated Certificate      Incorporated by reference to Exhibit
        of Incorporation of Gannett Co., 3-1 to Gannett Co., Inc's Form 10-K
        Inc.                             for the fiscal year ended December 26,
                                         1993 ("1993 Form 10-K").  Amendment
                                         incorporated by reference to Exhibit
                                         3-1 to the 1993 Form 10-K.

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.

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