Form 10-Q
period 1998-06-28
GANNETT CO INC /DE/
filed 1998-08-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       June 28, 1998 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 28, 1998, was 284,595,002.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

EARNINGS SUMMARY

Quarter
-------

Operating income for the second quarter of 1998 rose $32.3
million or 9%. Newspaper publishing earnings were up $24.0 million or 9% for the quarter, reflecting strong advertising demand, better results at The Detroit News, and the positive impact of 1997 newspaper acquisitions.
Broadcasting earnings were up $7.6 million or 8% for the quarter, reflecting continued strong demand for TV advertising. Cable segment results were higher, but the comparisons with last year are tempered by the sale in March 1998 of the alarm security business which was previously reported in this segment.

Pro forma operating results for each business segment are discussed in following sections of this report.

Net income for the second quarter rose $28.1 million or 14%. Net income per share was $.78 (diluted), up 15%.

Year-to-date
------------

Operating income for the first six months of 1998 rose
$59.8 million or 10%. Non-operating income for the first six months included a first quarter net pre-tax gain of $306.5 million ($183.6 million after tax) primarily from the disposition of the Company's five remaining radio stations and its alarm security business. Net income excluding the gain rose $52.3 million or 16% for the year-to-date.

A presentation of year-to-date earnings excluding the net non-operating gain follows.

                                      Earnings Summary Excluding
                                     1998 Net Non-operating Gain

                                      Year-to-date ended       % Inc
                                  June 28, 1998  June 29, 1997  (Dec)

Operating income                  $    678,102   $   618,340     9.7
                                  -------------  ------------   -----
Non-operating income
   (expense):
Interest expense                       (43,577)      (50,401)  (13.5)
Other                                    3,327        (6,092)    ---
                                  -------------  ------------   -----
Total                                  (40,250)      (56,493)  (28.8)
                                  -------------  ------------   -----
Income before income taxes             637,852       561,847    13.5
Provision for income taxes             255,800       232,050    10.2
                                  -------------  ------------   -----
Net income                        $    382,052       329,797    15.8
                                  =============  ============   =====

Net income per share-basic               $1.34         $1.17    14.5
                                         =====         =====    ====

Net income per share-diluted             $1.33         $1.16    14.7
                                         =====         =====   ====

NEWSPAPERS

Reported newspaper publishing revenues rose $113.9 million or 12% in the second quarter of 1998, which included a $90.4 million or 14% gain in advertising revenues.
Newspaper publishing revenues were up $224.4 million or 12%
for the year-to-date, including advertising gains of $166.8 million or 13%. These revenue increases include the impact of newspaper publishing acquisitions in 1997.

The tables below provide, on a pro forma basis, details of newspaper ad revenue and linage and preprint distribution for the second quarter and year-to-date periods of 1998 and 1997:

Advertising revenue, in thousands of dollars (pro forma)

Second Quarter                1998          1997      % Change
--------------                ----          ----      --------

     Local                 $233,015       $222,449        5
     National               134,237        124,535        8
     Classified             267,220        247,840        8
                           --------       --------      ---
     Total Run-of-Press     634,472        594,824        7

     Preprint and
        other advertising   114,281        104,731        9
                           --------       --------      ---
     Total ad revenue      $748,753       $699,555        7
                           ========       ========      ===


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter                1998           1997      % Change
--------------                ----           ----      --------

     Local                   8,821           8,467        4
     National                  798             739        8
     Classified             10,959           9,964       10
                            ------           -----       --
     Total Run-of-Press
       linage               20,578          19,170        7
                            ======          ======       ==

Preprint distribution        1,796           1,683        7
                            ======          ======       ==


Advertising revenue, in thousands of dollars (pro forma)

Year-to-Date                   1998          1997      % Change
------------                   ----          ----      --------

     Local                $  439,854     $  426,578        3
     National                250,581        233,209        7
     Classified              514,391        471,846        9
                          ----------     ----------       --
     Total Run-of-Press   $1,204,826     $1,131,633        6

     Preprint and
        other advertising    211,388        195,110        8
                          ----------     ----------       --
     Total ad revenue     $1,416,214     $1,326,743        7
                          ==========     ==========       ==

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-Date                  1998          1997      % Change
------------                  ----          ----      --------

     Local                  16,680          16,253         3
     National                1,467           1,405         4
     Classified             20,720          18,882        10
                            ------          ------        --
     Total Run-of-Press
       linage               38,867          36,540         6
                            ======          ======        ==

Preprint distribution        3,473           3,232         7
                            ======          ======        ==

Pro forma newspaper advertising revenues rose 7% for the quarter and for the year-to-date. Local ad revenues increased 5% for the quarter and 3% for the first six months. National ad revenues rose 8% for the quarter and 7% for the year-to-date. Classified ad revenues increased 8% for the quarter and 9% for the year-to-date. Most of the Company's newspapers, including The Detroit News and USA TODAY, recorded solid gains in advertising revenue and volume. Classified gains were strongest in the employment category.

Reported newspaper circulation revenues rose 9% for the quarter and for the first six months, reflecting the 1997 acquisitions. Pro forma net paid daily circulation for the Company's local newspapers was up 2% for the quarter and the year-to-date, while Sunday circulation was lower by 2% for the quarter and 1% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,226,443 in the ABC Publisher's statement for the 26 weeks ended March 29, 1998, a 3% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $89.9 million or 13% for the quarter and $181.7 million or 14% for the first six months. Higher newsprint prices and consumption, along with other incremental costs from the 1997 acquisitions, contributed to the increase. In total, newsprint expense increased 28% for the quarter and the year-to-date. Newsprint consumption rose 10% for the second quarter and 12% for the year-to-date, including consumption by recently acquired businesses. Year-to-year newsprint price comparisons for the third and fourth quarters of 1998 are expected to be more favorable.

Newspaper operating income increased $24.0 million or 9% for the quarter and $42.7 million or 9% for the first six months, reflecting strong advertising gains throughout the group, a favorable comparison year to year at The Detroit News and the impact of the October 1997 acquisition of New Jersey Press, Inc.

In early fiscal 1998, the Company sold its newspaper in St.
Thomas, Virgin Islands, and contributed its newspaper in Saratoga Springs, New York, to the Gannett Foundation.

In July 1998, the Company sold five daily newspapers in Ohio, Illinois and West Virginia and completed the acquisition of several newspapers in New Jersey, including The Daily Record in Morristown and the Ocean County Observer in Toms River. These third quarter transactions, which were structured in a tax efficient manner, are not expected to materially affect operating income results for the remainder of 1998.


BROADCASTING

Early in the first quarter, the Company sold its five remaining radio stations (in Chicago, Dallas and Houston) and purchased two television stations, WCSH-TV (NBC) in Portland, Maine, and WLBZ-TV (NBC) in Bangor, Maine. In late April
1998, the Company purchased WLTX-TV (CBS) in Columbia, South Carolina. These transactions were structured in a tax efficient manner. The Company's broadcast group now includes 21 television stations reaching 16.6 percent of U.S. television homes. These acquisitions did not materially affect results of operations for the second quarter or for the year-to-date.

Reported broadcast revenues increased $9.6 million or 5% for the second quarter and $19.6 million or 6% for the year-to-date, while operating costs rose $1.9 million or 2% for the quarter and $3.4 million or 2% for the year-to-date. Pro forma local ad revenues increased 10% for the quarter and 11% for the year-to-date. Pro forma national television ad revenues increased 7% for the quarter and 9% for the year-to-date.

Reported broadcast operating income rose $7.6 million or 8% for the quarter and $16.2 million or 10% for the first six months. Continued growth in demand for TV advertising resulted in higher earnings at most of the Company's television stations.


CABLE AND SECURITY

Operating income for the business segment rose $.7 million or 5% for the quarter and $1.2 million or 5% for the year-to-date. However, in early March 1998, the Company sold its alarm security business, which affects operating results comparisons. Excluding the alarm security business, cable revenues rose $4.1 million or 8% for the second quarter and $8.9 million or 9% for the year-to-date. Operating income from cable rose $1.6 million or 13% for the quarter and $2.9 million or 12% for the year-to-date.

The number of basic cable subscribers at quarter end increased 2% and the number of pay subscribers increased 1%.

In December 1997, the Company announced an agreement to acquire cable systems in Kansas from Tele-Communications, Inc., in exchange for the Company's cable systems in suburban Chicago. This transaction is subject to regulatory approval and is expected to close late in the third quarter.

NON-OPERATING INCOME AND EXPENSE

Interest expense declined $4.4 million or 18% for the quarter and $6.8 million or 14% for the year-to-date, reflecting the pay-down of long-term debt from operating cash flow and proceeds from the sale of certain businesses.

Non-operating income for the year-to-date included a net pre-tax first quarter gain of $306.5 million ($183.6 million after tax), as discussed in the Earnings Summary above.


PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 40.1% for the quarter and year-to-date periods of 1998 versus 41.3% for the same periods last year. The decrease in the effective tax rate reflects the diminished impact of the amortization of non-deductible intangible assets on expected higher earnings in 1998.


NET INCOME

Net income for the second quarter rose $28.1 million to $222.8 million, a 14% increase. Basic earnings per share rose to $0.78 from $0.69, an increase of 13%, and diluted earnings per share rose to $0.78 from $0.68, an increase of 15%.

Net income for the year-to-date, excluding the $183.6 million net non-operating after-tax gain discussed above, rose $52.3 million or 16%. Basic earnings per share excluding the net non-operating gain rose to $1.34 from $1.17, an increase of 15%, while diluted earnings per share excluding the net non-operating gain rose to $1.33 from $1.16, an increase of 15%. Net income was $565.7 million for the year-to-date, including the first quarter net non-operating gain. Year-to-date basic earnings per share from net income were $1.99, and diluted earnings per share were $1.97.

The weighted average number of basic and diluted shares outstanding for the quarter and year-to-date increased slightly over the same periods last year due to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding for each period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $834.2 million for the first half of 1998, compared with $767.8 million in the first half of 1997, a 9% increase, reflecting strong overall operating results.

Capital expenditures for the year-to-date totaled $90 million, compared to $92 million in 1997. The Company's long-term debt was reduced by $585 million in the first half of 1998 from operating cash flow and proceeds from the sale of certain businesses. The Company's regular quarter dividend of $0.19 per share was declared in the first and second quarters and totaled $108 million.

On July 1, 1998, the Company amended its Revolving Credit
Agreement to extend its expiration date to July 1, 2003.  The
Agreement is attached to this report as Exhibit 4-9.


CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

Certain statements in the Company's 1997 Annual Report to Shareholders, its Annual Report on Form 10-K and in this Quarterly Report contain forward-looking information. The words "expect," "intend," "believe," "anticipate," "likely," "will," and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

Potential risks and uncertainties which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the Company's principal newspaper or television markets leading to decreased circulation or local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars


                                                            June 28, 1998    Dec. 28, 1997
                                                           ---------------  ---------------

ASSETS
Cash                                                       $       40,801   $       45,059
Marketable securities                                              15,133            7,719
Trade receivables, less allowance
     (1998 - $18,034; 1997 - $18,020)                             612,272          638,311
Other receivables                                                  53,012           45,316
Inventories                                                       103,380          101,080
Prepaid expenses                                                   43,958           47,149
                                                           ---------------  ---------------
Total current assets                                              868,556          884,634
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                            3,688,483        3,754,837
Less accumulated depreciation                                  (1,606,614)      (1,562,795)
                                                           ---------------  ---------------
Net property, plant and equipment                               2,081,869        2,192,042
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         3,665,962        3,584,393
Investments and other assets                                      207,432          229,282
                                                           ---------------  ---------------
Total intangible and other assets                               3,873,394        3,813,675
                                                           ---------------  ---------------
Total assets                                               $    6,823,819   $    6,890,351
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                       $                $       18,375
Accounts payable and current portion of film
     contracts payable                                            237,883          300,260
Compensation, interest and other accruals                         282,518          263,599
Dividend payable                                                   54,061           53,915
Income taxes                                                       44,839           12,893
Deferred income                                                   117,574          118,459
                                                           ---------------  ---------------
Total current liabilities                                         736,875          767,501
                                                           ---------------  ---------------
Deferred income taxes                                             454,651          402,254
Long-term debt, less current portion                            1,174,249        1,740,534
Postretirement, medical and life insurance liabilities            311,202          312,082
Other long-term liabilities                                       190,027          188,244
                                                           ---------------  ---------------
Total liabilities                                               2,867,004        3,410,615
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          324,421
Additional paid-in capital                                        106,121          104,366
Retained earnings                                               4,453,287        3,995,712
                                                           ---------------  ---------------
Total                                                           4,883,829        4,424,499
                                                           ---------------  ---------------
Less treasury stock - 39,825,730 shares and
     40,546,253 shares respectively, at cost                     (901,809)        (916,708)
Deferred compensation related to ESOP                             (25,205)         (28,055)
                                                           ---------------  ---------------
Total shareholders' equity                                      3,956,815        3,479,736
                                                           ---------------  ---------------
Total liabilities and shareholders' equity                 $    6,823,819   $    6,890,351
                                                           ===============  ===============


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                             Thirteen weeks ended         % Inc
                                      June 28, 1998      June 29, 1997    (Dec)

Net Operating Revenues:
Newspaper advertising                 $     746,675    $     656,306      13.8
Newspaper circulation                       252,762          232,237       8.8
Broadcasting                                198,799          189,245       5.0
Cable and Security                           57,228           64,363     (11.1)
Other                                        48,673           45,676       6.6
                                      --------------   --------------   -------
Total                                     1,304,137        1,187,827       9.8
                                      --------------   --------------   -------
Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation                 646,755          575,646      12.4
Selling, general and administrative
  expenses, exclusive of depreciation       190,905          179,787       6.2
Depreciation                                 50,365           49,976       0.8
Amortization of intangible assets            26,253           24,898       5.4
                                      --------------   --------------   -------
Total                                       914,278          830,307      10.1
                                      --------------   --------------   -------
Operating income                            389,859          357,520       9.0
                                      --------------   --------------   -------
Non-operating income (expense):
Interest expense                            (20,348)         (24,783)    (17.9)
Other                                         2,498           (1,004)     ----
                                      --------------   --------------   -------
Total                                       (17,850)         (25,787)    (30.8)
                                      --------------   --------------   -------
Income before income taxes                  372,009          331,733      12.1
Provision for income taxes                  149,200          137,000       8.9
                                      --------------   --------------   -------
Net income                            $     222,809    $     194,733      14.4
                                      ==============   ==============   =======

Net income  per share - basic                 $0.78            $0.69      13.0
                                      ==============   ==============   =======

Net income  per share - diluted               $0.78            $0.68      14.7
                                      ==============   ==============   =======

Dividends per share                           $0.19            $0.18       5.6
                                      ==============   ==============   =======


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                           Twenty-six weeks ended        % Inc
                                      June 28, 1998    June 29, 1997     (Dec)

Net Operating Revenues:
Newspaper advertising                 $   1,416,669    $   1,249,858      13.3
Newspaper circulation                       506,841          465,607       8.9
Broadcasting                                359,491          339,851       5.8
Cable and Security                          121,290          125,909      (3.7)
Other                                        99,756           83,359      19.7
                                      --------------   --------------   -------
Total                                     2,504,047        2,264,584      10.6
                                      --------------   --------------   -------
Operating Expenses:
Cost of sales and operating expenses,
 exclusive of depreciation                1,289,735        1,142,168      12.9
Selling, general and administrative
 expenses, exclusive of depreciation        380,111          354,578       7.2
Depreciation                                103,395           99,758       3.6
Amortization of intangible assets            52,704           49,740       6.0
                                      --------------   --------------   -------
Total                                     1,825,945        1,646,244      10.9
                                      --------------   --------------   -------
Operating income                            678,102          618,340       9.7
                                      --------------   --------------   -------
Non-operating income (expense):
Interest expense                            (43,577)         (50,401)    (13.5)
Other*                                      309,854           (6,092)     ----
                                      --------------   --------------   -------
Total                                       266,277          (56,493)     ----
                                      --------------   --------------   -------
Income before income taxes                  944,379          561,847      68.1
Provision for income taxes                  378,720          232,050      63.2
                                      --------------   --------------   -------
Net income                            $     565,659    $     329,797      71.5
                                      ==============   ==============   =======

Net income per share - basic                  $1.99            $1.17      70.1
                                      ==============   ==============   =======

Net income per share - diluted                $1.97            $1.16      69.8
                                      ==============   ==============   =======

Dividends per share                           $0.38            $0.36       5.6
                                      ==============   ==============   =======


* 1998 results include a net non-operating gain principally from the disposition of several businesses including Radio and Alarm Security. See Management's
  Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Twenty-six weeks ended
                                                       June 28, 1998    June 29, 1997
                                                       -------------    -------------
Cash flows from operating activities
  Net income                                           $    565,659      $    329,797
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                            103,395            99,758
    Amortization of intangibles                              52,704            49,740
    Deferred income taxes                                    52,398            (8,988)
    Other, net                                             (380,010)              920
                                                           ---------         ---------
  Net cash flow from operating activities                   394,146           471,227
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (89,743)          (92,128)
  Payments for acquisitions, net of cash acquired          (203,812)          (50,041)
  Change in other investments                                (1,291)           (4,553)
  Proceeds from sale of certain assets                      567,556             8,199
  Collection of long-term receivables                        14,110             3,448
                                                           ---------         ---------
  Net cash provided by (used for) investing activities      286,820          (135,075)
                                                           ---------         ---------

Cash flow from financing activities
  Payments of long-term debt                               (584,660)         (228,376)
  Dividends paid                                           (107,937)         (102,069)
  Proceeds from issuance of common stock                     14,787            19,802
                                                           ---------         ---------
  Net cash used for financing activities                   (677,810)         (310,643)
                                                           ---------         ---------
Net increase in cash and cash equivalents                     3,156            25,509
Balance of cash and cash equivalents at
  beginning of year                                          52,778            31,202
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                $     55,934      $     56,711
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                             Thirteen weeks ended         % Inc
                                        June 28, 1998    June 29, 1997    (Dec)
Operating Revenues:
Newspaper publishing                     $ 1,048,110     $   934,219      12.2
Broadcasting                                 198,799         189,245       5.0
Cable and Security                            57,228          64,363     (11.1)
                                         -----------     -----------     ------
Total                                    $ 1,304,137     $ 1,187,827       9.8
                                         ===========     ===========     ======

Operating Income
(net of depreciation and amortization):
Newspaper publishing                     $   287,570     $   263,584       9.1
Broadcasting                                 104,630          96,991       7.9
Cable and Security                            14,563          13,884       4.9
Corporate                                    (16,904)        (16,939)      0.2
                                         -----------     -----------     ------
Total                                    $   389,859     $   357,520       9.0
                                         ===========     ===========     ======

Depreciation and Amortization:
Newspaper publishing                     $    46,113     $    41,363      11.5
Broadcasting                                  15,038          14,682       2.4
Cable and Security                            13,245          16,659     (20.5)
Corporate                                      2,222           2,170       2.4
                                         -----------     -----------     ------
Total                                    $    76,618     $    74,874       2.3
                                         ===========     ===========     ======

Operating Cash Flow:
Newspaper publishing                     $   333,683     $   304,947       9.4
Broadcasting                                 119,668         111,673       7.2
Cable and Security                            27,808          30,543      (9.0)
Corporate                                    (14,682)        (14,769)      0.6
                                         -----------     -----------     ------
Total                                    $   466,477     $   432,394       7.9
                                         ===========     ===========     ======

NOTES:

Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In the first quarter of 1998, the Company sold its Alarm Security business which had been reported in the Cable and Security business segment. On a pro forma basis for the second quarter, giving effect to this sale, cable operations reported gains in revenue of 8%, operating income of 13%, and operating cash flow of 6%. On a year-to-date basis, pro forma cable operations reflect a 9% revenue gain, a 12% improvement in operating income and a 6% gain in operating cash flow.

On the first day of fiscal 1998, the Company sold its five remaining radio stations, which had been reported in the Broadcasting business segment.
The Company also purchased two television stations in Maine in early fiscal
1998 and a television station in Columbia, South Carolina, in April 1998.
On a pro forma basis for the second quarter, giving effect to these transactions, television operations reported gains in revenue of 8%, operating income of 13% and operating cash flow of 11%. On a year-to-date basis, pro forma television operations reflect a 10% revenue gain, a 16% improvement in operating income and a 13% gain in operating cash flow.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Twenty-six weeks ended       % Inc
                                         June 28, 1998   June 29, 1997   (Dec)
Operating Revenues:
Newspaper publishing                     $ 2,023,266     $ 1,798,824      12.5
Broadcasting                                 359,491         339,851       5.8
Cable and Security                           121,290         125,909      (3.7)
                                         -----------     -----------      -----
Total                                    $ 2,504,047     $ 2,264,584      10.6
                                         ===========     ===========      =====

Operating Income
(net of depreciation and amortization):
Newspaper publishing                     $   513,489     $   470,778       9.1
Broadcasting                                 170,597         154,391      10.5
Cable and Security                            28,479          27,249       4.5
Corporate                                    (34,463)        (34,078)     (1.1)
                                         -----------     -----------      -----
Total                                    $   678,102     $   618,340       9.7
                                         ===========     ===========      =====

Depreciation and Amortization:
Newspaper publishing                     $    92,270     $    82,512      11.8
Broadcasting                                  29,993          29,494       1.7
Cable and Security                            29,399          33,152     (11.3)
Corporate                                      4,437           4,340       2.2
                                         -----------     -----------      -----
Total                                    $   156,099     $   149,498       4.4
                                         ===========     ===========      =====

Operating Cash Flow:
Newspaper publishing                     $   605,759     $   553,290       9.5
Broadcasting                                 200,590         183,885       9.1
Cable and Security                            57,878          60,401      (4.2)
Corporate                                    (30,026)        (29,738)     (1.0)
                                         -----------     -----------      -----
Total                                    $   834,201     $   767,838       8.6
                                         ===========     ===========      =====

NOTES:

See the Company's Business Segment Information for the 13-week period ending June 28, 1998, on the preceding page.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 28, 1998

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26-week periods ended June 28, 1998, and the comparative periods of 1997 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued. SFAS 130 is not currently applicable as the Company has no items of other comprehensive income in any period presented. SFAS 131 will not have any impact on the Company's reported financial position or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.   OTHER INFORMATION

     Item 5.   Other Information

               A shareholder who wishes to present a proposal at the Company's 1999 annual meeting of shareholders, but who does not request that the Company solicit proxies for the proposal, must submit the proposal in writing to the Company on or before February 3, 1999. The Company's by-laws provide that any shareholder who wishes to submit a proposal must notify the Company 90 days in advance of the meeting and must submit the following:
               (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (c) the class and number of shares of the Company that are beneficially owned by the stockholder and
               (d) any material interest of the stockholder in such business.

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


                                     GANNETT CO., INC.


Dated: August 12, 1998               /s/ George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: August 12, 1998               /s/ Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

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

4-8     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.

4-9     Amendment Number Four to         Attached.
        $3,000,000,000 Revolving
        Credit Agreement among
        Gannett Co., Inc. and the
        Banks named therein.

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

27      Financial Data Schedules.        Attached.

        The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.

     * Asterisks identify management contracts and compensatory plans or arrangements.