Form 10-Q
period 1998-09-27
GANNETT CO INC /DE/
filed 1998-11-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 27, 1998 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 27, 1998, was 281,604,254.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

EARNINGS SUMMARY

Quarter
-------

Operating income for the third quarter of 1998 rose
$28.0 million or 10%. Newspaper publishing earnings were up $31.0 million or 14% for the quarter, reflecting continued strong advertising demand, better results at The Detroit News, and the positive impact of recent newspaper acquisitions.
Broadcasting earnings were down $5.4 million or 7% for the quarter, due to the Company's sale of its five remaining radio stations on the first day of fiscal 1998, which had been previously reported in this segment. Earnings from Cable operations were higher, but the comparisons with last year are tempered by the sale in March 1998 of the alarm security business which was previously reported in this segment.

Pro forma operating results for each business segment are discussed in the following sections of this report.

Net income for the third quarter rose $24.1 million or 16%. Net income per share was $.62 (diluted), up
17%.

Year-to-Date
------------

Operating income for the first nine months of 1998 rose $87.7 million or 10%. Non-operating income for the first nine months included a first quarter net pre-tax gain of $306.5 million ($183.6 million after tax) primarily from the disposition of the Company's five remaining radio stations and its alarm security business. Net income excluding this gain rose $76.3 million or 16% for the year-to-date.

A presentation of year-to-date earnings excluding the net non-operating gain follows:

                                    Earnings Summary Excluding
                                    1998 Net Non-operating Gain

                                   Year-to-date ended         % Inc
                            Sept. 27, 1998   Sept. 28, 1997   (Dec)

Operating income              $  990,768       $  903,041       9.7
                              -----------      -----------    ------

Non-operating income
(expense):
Interest expense                 (60,767)         (73,819)    (17.7)
Other                              2,450           (7,665)      ---
                              -----------      -----------    ------
Total                            (58,317)         (81,484)    (28.4)
                              -----------      -----------    ------

Income before income taxes       932,451          821,557      13.5
Provision for income taxes       373,880          339,300      10.2
                              -----------      -----------    ------
Net income                    $  558,571       $  482,257      15.8
                              ===========      ===========    ======

Net income per share-basic         $1.96            $1.70      15.3
                                   =====            =====      ====

Net income per share-diluted       $1.95            $1.69      15.4
                                   =====            =====      ====


NEWSPAPERS

Reported newspaper publishing revenues rose $91.0 million or 10% in the third quarter of 1998, which included a $74.3 million or 12% gain in advertising revenues. Newspaper publishing revenues were up
$315.5 million or 12% for the year-to-date, including advertising gains of $241.1 million or 13%. These revenue increases include the impact of recent newspaper acquisitions.

The tables below provide, on a pro forma basis, details of newspaper ad revenue and linage and preprint distribution for the third quarter and year-to-date periods of 1998 and 1997:

Advertising revenue, in thousands of dollars (pro forma)

Third Quarter                         1998       1997     % Change
-------------                         ----       ----     --------

Local                              $ 217,318  $ 210,443        3
National                             114,778    112,340        2
Classified                           267,074    250,874        6
                                   ---------  ---------      ---
Total Run-of-Press                   599,170    573,657        4

Preprint and other advertising       112,938    101,740       11
                                   ---------  ---------      ---
Total ad revenue                   $ 712,108  $ 675,397        5
                                   =========  =========      ===


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter                         1998       1997     % Change
-------------                         ----       ----     --------

Local                                8,335      8,027          4
National                               746        693          8
Classified                          11,050     10,177          9
                                    ------     ------        ---
Total Run-of-Press linage           20,131     18,897          7
                                    ======     ======        ===

Preprint distribution                1,739      1,614          8
                                    ======     ======        ===


Advertising revenue, in thousands of dollars (pro forma)

Year-to-Date                          1998         1997     % Change
-------------                         ----         ----     --------

Local                             $  660,516   $  640,141        3
National                             365,562      345,782        6
Classified                           788,093      728,644        8
                                   ---------    ---------      ---
Total Run-of-Press                 1,814,171    1,714,567        6

Preprint and other advertising       321,959      296,530        9
                                   ---------    ---------      ---
Total ad revenue                  $2,136,130   $2,011,097        6
                                   =========    =========      ===


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-Date                          1998       1997     % Change
-------------                         ----       ----     --------

Local                               25,015     24,280          3
National                             2,213      2,098          5
Classified                          31,771     29,058          9
                                    ------     ------        ---
Total Run-of-Press linage           58,999     55,436          6
                                    ======     ======        ===

Preprint distribution                5,212      4,846          8
                                    ======     ======        ===

Pro forma newspaper advertising revenues rose 5% for the quarter and 6% for the year-to-date. Local ad revenues increased 3% for the quarter and for the year-to-date. National ad revenues rose 2% for the quarter and 6% for the year-to-date. Classified ad revenues increased 6% for the quarter and 8% for the year-to-date. Most of the Company's newspapers, including The Detroit News and USA TODAY, recorded solid gains in advertising revenue. Classified gains were strongest in the employment category.

Reported newspaper circulation revenues rose 7% for the quarter and 8% for the first nine months, reflecting recent acquisitions. Pro forma net paid daily circulation for the Company's local newspapers was up 1% for the quarter and 2% for the year-to-date, while Sunday circulation was lower by 2% for the quarter and 1% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,213,255 in the ABC Publisher's statement for the 26 weeks ended September 27, 1998, a 2% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased
$60.0 million or 9% for the quarter and $241.7 million or 12% for the first nine months. Higher newsprint prices and consumption, along with other incremental costs from recent acquisitions, contributed to the increase. In total, newsprint expense increased 15% for the quarter and 23% for the year-to-date. Newsprint consumption rose 8% for the quarter and 10% for the year-to-date, including consumption by recently acquired businesses. Year-to-year newsprint price comparisons for the fourth quarter of 1998 are expected to be more favorable.

Newspaper operating income increased $31.0 million or 14% for the quarter and $73.7 million or 11% for the first nine months, reflecting strong advertising gains throughout the group, a favorable comparison year to year at The Detroit News and the impact of recent acquisitions.

In early fiscal 1998, the Company sold its newspaper in St. Thomas, Virgin Islands, and contributed its newspaper in Saratoga Springs, New York, to the Gannett Foundation.

In July 1998, the Company sold five daily newspapers in Ohio, Illinois and West Virginia and completed the acquisition of several newspapers in New Jersey, including The Daily Record in Morristown and the Ocean County Observer in Toms River. These transactions did not materially affect newspaper operating results for the third quarter.


BROADCASTING

Early in the first quarter of 1998, the Company sold its five remaining radio stations (in Chicago, Dallas and Houston) and purchased two television stations, WCSH-TV (NBC) in Portland, Maine, and
WLBZ-TV (NBC) in Bangor, Maine. In late April 1998, the Company purchased WLTX-TV (CBS) in Columbia,
South Carolina. These acquisitions did not materially affect results of operations for the third quarter or for the year-to-date. The
Company's broadcast group now includes 21 television stations reaching 16.6 percent of U.S. television homes.

Reported broadcast revenues decreased $5.8 million or 4% for the third quarter and increased $13.9 million or 3% for the year-to-date. Operating costs were flat for the quarter and increased $3.0 million or 1% for the year-to-date. On a pro forma basis, television station revenues increased by 1% for the quarter and 7% for the year-to-date. Advertising demand was tempered by the General Motors strike in the third quarter. Pro forma local television ad revenues remained relatively flat for the quarter and increased 8% for the year-to-date. Pro forma national television ad revenues increased 2% for the quarter and 7% for the year-to-date.

Reported broadcast operating income declined $5.4 million or 7% for the quarter but rose $10.8 million or 5% for the first nine months. These results were tempered by the Company's sale of its five remaining radio stations on the first day of fiscal 1998, which had been previously reported in this segment.
On a pro forma basis, operating income increased 1% for the quarter and 12% for the year-to-date. Third quarter results were adversely affected by the General Motors strike.


CABLE AND SECURITY

Operating income for the business segment rose $1.6 million or 13% for the quarter and $2.8 million or 7% for the year-to-date. In early March 1998, the Company sold its alarm security business, previously reported with this segment, and in late August 1998, completed an exchange of its cable systems in the Chicago area (93,000 subscribers) for the TCI
Communications, Inc. systems in Kansas (128,000 subscribers). On a pro forma basis, giving effect to these transactions, cable revenues rose $4.8 million or 9% for the third quarter and $13.3 million or 8% for the year-to-date. Pro forma operating income from cable rose $2.1 million or 17% for the quarter and $4.4 million or 11% for the year-to-date.

The number of basic cable subscribers at quarter end increased 9% and the number of pay subscribers decreased 2%, as compared to the prior year.


NON-OPERATING INCOME AND EXPENSE

Interest expense declined $6.2 million or 27% for the quarter and $13.1 million or 18% for the year-to-date, reflecting the pay-down of long-term debt from operating cash flow and proceeds from the sale of certain businesses.

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


NET INCOME

Net income for the third quarter rose $24.1 million to $176.5 million, a 16% increase. Basic earnings per share rose to $0.62 from $0.54, an increase of 15%, and diluted earnings per share rose to $0.62 from $0.53, an increase of 17%.

Net income for the year-to-date, excluding the $183.6 million net non-operating after-tax gain discussed above, rose $76.3 million or 16%. Basic earnings per share excluding the net non-operating gain rose to $1.96 from $1.70, an increase of 15%, while diluted earnings per share excluding the net non-operating gain rose to $1.95 from $1.69, an increase of 15%. Net income was $742.2 million for the year-to-date, including the first quarter net non-operating gain. Year-to-date basic earnings per share from net income were $2.61, and diluted earnings per share were $2.59.

The weighted average number of basic and diluted shares outstanding for the quarter and for the year-to-date increased slightly over the same periods last year due to the issuance of shares upon the exercise of stock options and the settlement of stock incentive rights. During the third quarter, the Company's Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 30, the Board authorized an additional $500 million for Company common stock repurchases. Approximately 3.1 million shares were purchased by the end of the third quarter with a total cost of $177.7 million. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding for each period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated operating cash flow
(defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $1,223.9 million for the first nine months of 1998, compared with $1,127.4 million for the same period of 1997, a 9% increase, reflecting strong overall operating results.

Capital expenditures for the year-to-date totaled
$144 million, compared to $142 million in 1997.  The
Company's long-term debt was reduced by $471 million during the first nine months of 1998 from operating cash flow and proceeds from the sale of certain businesses. The Company's regular quarterly dividend of $0.19 per share was declared in the first and second quarters and $0.20 per share was declared in the third quarter. Dividends declared totaled $165 million for the first nine months.

On July 1, 1998, the Company amended its Revolving
Credit Agreement to extend its expiration date to July 1, 2003 and to increase the maintenance of net worth provision to $2.0 billion.


YEAR 2000

General
-------

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary stoppage of newspaper, broadcast and/or cable operations and the inability to process transactions, send invoices or engage in similar normal business activities.

Project
-------

The Company has developed a plan to ensure that all of its key computer systems will be Year 2000 compliant in advance of December 31, 1999. The plan encompasses all operating properties, corporate headquarters and, where necessary, computer applications that directly interface elements of the company's business with business partners, customers, suppliers and service providers.

The plan structure includes several phases:
inventory, assessment, detailed analysis, implementation/remediation, audit and contingency planning. The first three phases of inventory, assessment and detailed analysis are complete. At this time, the Company's efforts are concentrated on implementation/remediation which will be essentially completed by the end of the first quarter of 1999.
 Audit and contingency planning efforts are also underway and are expected to be completed in the first quarter of 1999, but will continue to be refined up to the Year 2000.

The Company has over 125 business units which generally operate independently and therefore have separate computer systems and various production and administrative equipment with embedded computer systems. Much of the hardware and software used at the business unit level is standardized and supported centrally. For these systems, Year 2000 issues are being addressed by a centrally managed
Information Technology Group. Other Year 2000 issues are being addressed by local personnel at the individual business units with guidance where necessary from headquarters staff or consulting specialists.

At the end of the third quarter of 1998, the Company has achieved Year 2000 compliance in many critical systems areas.

The Company's business systems (i.e., marketing, sales support, customer billing and accounts receivable, accounting, accounts payable and payroll) at the majority of its local operating properties and at its headquarters are already Year
2000 compliant. This has been achieved through a systematic roll-out of Year 2000 compliant software where it was necessary. For those few properties which still operate business systems that are not Year 2000 compliant, the Company has already purchased or developed the necessary software and will be installing it through the first three quarters of 1999 according to plan. By the end of 1998, more than 85% of these business applications will be Year 2000 compliant.

For newspaper operations, critical systems also include publishing systems (i.e., front-end editorial and classified, networks, press and mailroom/distribution systems) and other facility/administrative systems. The majority of the Company's newspapers now have publishing systems that are Year 2000 compliant, and by the end of 1998 more than 80% of such systems will be Year 2000 compliant. The remaining few newspapers will complete installation of publishing systems in the first half of 1999, apart from one to be completed in the third quarter. Facility/administrative systems for the newspaper group are expected to be Year 2000 compliant by the end of 1998, with the exception of a few isolated systems that will be made compliant in the first quarter of 1999.

The Company's 21 television stations generally use standard purchased software and systems for production and broadcasting. Each station operates these systems independently on separate hardware platforms. Nearly all critical television station systems have been modified or upgraded as necessary for Year 2000 compliance. For the few remaining systems, compliance will be achieved in mid-1999 when the desired technology becomes available for purchase and installation.

For the cable television business, most business applications and other critical systems for production, distribution and administration are now
Year 2000 compliant, and the remainder will be made compliant by the first quarter of 1999.

The Company has requested confirmation of compliance from its third party vendors and, in important cases, has or will run tests to verify compliance.

Costs
-----

The Company's efforts to address potential Year 2000 problems began within its central Information
Technology Group in 1995 and were broadened to include all departments/operations in 1997. The costs specifically associated with efforts to achieve Year 2000 compliance are expected to be less than $25 million in the aggregate (exclusive of software and hardware that has been or will be replaced or upgraded in the normal course of business), and more than 90% of such costs have been incurred and reported through the third quarter of 1998. Year 2000 compliance costs are not material to the Company's financial position or to operating results for any of the years involved and compliance efforts have not significantly affected progress of other information technology plans or programs.

Risks
-----

The business risks the Company would face if it were unable to achieve Year 2000 compliance for its critical systems could vary significantly in degree of seriousness, depending on the system and the business unit affected. The Company may be unable to publish certain of its newspapers, broadcast from certain of its television stations and/or deliver programming in certain cable markets. If this occurred, it would most likely be due to Year 2000 related failure of the Company's utility, telecommunications or content service providers, not from internal company system failure. The Company continues to work directly with these vendors to evaluate risk levels.

If the Company's operations were affected in this manner, revenue losses would result which would not be fully recovered when normal operations resumed.
Incremental repair and start up costs might also be incurred. Given the present state of its Year 2000 compliance program and its plans to complete it as described above, the Company does not expect that a significant number of its business units would be unable to operate, and even if certain units were unable to operate, it would be for a limited time.
 Consequently, management does not believe possible disruptions of this nature would have a material effect on the Company's financial condition or results of operations.

While the Company believes its Year 2000 plan will ensure functionality of all key systems, each business unit and corporate headquarters are also preparing contingency plans.


CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

Certain statements in the Company's 1997 Annual
Report to Shareholders, its Annual Report on Form
10-K, its first and second 1998 Quarterly Reports on Form 10-Q and in this Quarterly Report contain forward-looking information. The words "expect,"
"intend," "believe," "anticipate," "likely," "will," and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          Sept. 27, 1998   Dec. 28, 1997
                                                         ---------------- ----------------
ASSETS
Cash                                                     $         35,226 $         45,059
Marketable securities                                              19,076            7,719
Trade receivables, less allowance
     (1998 - $17,847; 1997 - $18,020)                             594,926          638,311
Inventories                                                        94,510          101,080
Prepaid expenses and other receivables                            153,839           92,465
                                                           ---------------  ---------------
Total current assets                                              897,577          884,634
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                            3,733,189        3,754,837
Less accumulated depreciation                                  (1,640,109)      (1,562,795)
                                                           ---------------  ---------------
Net property, plant and equipment                               2,093,080        2,192,042
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         3,773,817        3,584,393
Investments and other assets                                      211,282          229,282
                                                           ---------------  ---------------
Total intangible and other assets                               3,985,099        3,813,675
                                                           ---------------  ---------------
Total assets                                             $      6,975,756 $      6,890,351
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $                $         18,375
Accounts payable and current portion of film
     contracts payable                                            313,639          300,260
Compensation, interest and other accruals                         284,701          234,675
Dividend payable                                                   56,917           53,915
Income taxes                                                       10,138           12,893
Deferred income                                                   115,637          118,459
                                                           ---------------  ---------------
Total current liabilities                                         781,032          738,577
                                                           ---------------  ---------------
Deferred income taxes                                             464,540          402,254
Long-term debt, less current portion                            1,288,183        1,740,534
Postretirement, medical and life insurance liabilities            310,745          312,082
Other long-term liabilities                                       229,187          217,168
                                                           ---------------  ---------------
Total liabilities                                               3,073,687        3,410,615
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          324,421
Additional paid-in capital                                        106,274          104,366
Retained earnings                                               4,572,871        3,995,712
                                                           ---------------  ---------------
Total                                                           5,003,566        4,424,499
                                                           ---------------  ---------------
Less treasury stock - 42,816,478 shares and
     40,546,253 shares respectively, at cost                   (1,077,597)        (916,708)
Deferred compensation related to ESOP                             (23,900)         (28,055)
                                                           ---------------  ---------------
Total shareholders' equity                                      3,902,069        3,479,736
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      6,975,756 $      6,890,351
                                                           ===============  ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                              Thirteen weeks ended       % Inc
                                         Sept. 27, 1998 Sept. 28, 1997   (Dec)

Net Operating Revenues:
Newspaper advertising                      $    707,347   $    633,019    11.7
Newspaper circulation                           251,534        235,439     6.8
Broadcasting                                    159,125        164,895    (3.5)
Cable and Security                               58,231         63,502    (8.3)
Other                                            49,825         49,235     1.2
                                           ------------   ------------   ------
Total                                         1,226,062      1,146,090     7.0
                                           ------------   ------------   ------
Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                   648,320        602,418     7.6
Selling, general and administrative
    expenses, exclusive of depreciation         188,076        184,092     2.2
Depreciation                                     49,878         49,979    (0.2)
Amortization of intangible assets                27,122         24,900     8.9
                                           ------------   ------------   ------
Total                                           913,396        861,389     6.0
                                           ------------   ------------   ------
Operating income                                312,666        284,701     9.8
                                           ------------   ------------   ------
Non-operating income (expense):
Interest expense                                (17,190)       (23,418)  (26.6)
Other                                              (877)        (1,573)  (44.2)
                                           ------------   ------------   ------
Total                                           (18,067)       (24,991)  (27.7)
                                           ------------   ------------   ------
Income before income taxes                      294,599        259,710    13.4
Provision for income taxes                      118,080        107,250    10.1
                                           ------------   ------------   ------
Net income                                 $    176,519   $    152,460    15.8
                                           ============   ============   ======

Net income per share - basic                      $0.62          $0.54    14.8
                                           ============   ============   ======

Net income per share - diluted                    $0.62          $0.53    17.0
                                           ============   ============   ======

Dividends per share                               $0.20          $0.19     5.3
                                           ============   ============   ======




CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                         Thirty-nine weeks ended         % Inc
                                     Sept. 27, 1998  Sept. 28, 1997      (Dec)

Net Operating Revenues:
Newspaper advertising                 $   2,124,016   $   1,882,877       12.8
Newspaper circulation                       758,375         701,046        8.2
Broadcasting                                518,616         504,746        2.7
Cable and Security                          179,521         189,411       (5.2)
Other                                       149,581         132,594       12.8
                                      --------------  --------------  ---------
Total                                     3,730,109       3,410,674        9.4
                                      --------------  --------------  ---------
Operating Expenses:
Cost of sales and operating
 expenses, exclusive of depreciation      1,938,055       1,744,586       11.1
Selling, general and administrative
 expenses, exclusive of depreciation        568,187         538,670        5.5
Depreciation                                153,273         149,737        2.4
Amortization of intangible assets            79,826          74,640        6.9
                                      --------------  --------------  ---------
Total                                     2,739,341       2,507,633        9.2
                                      --------------  --------------  ---------
Operating income                            990,768         903,041        9.7
                                      --------------  --------------  ---------
Non-operating income (expense):
Interest expense                            (60,767)        (73,819)     (17.7)
Other*                                      308,977          (7,665)      ----
                                      --------------  --------------  ---------
Total                                       248,210         (81,484)      ----
                                      --------------  --------------  ---------
Income before income taxes                1,238,978         821,557       50.8
Provision for income taxes                  496,800         339,300       46.4
                                      --------------  --------------  ---------
Net income                            $     742,178   $     482,257       53.9
                                      ==============  ==============  =========


Net income per share - basic                  $2.61           $1.70       53.5
                                      ==============  ==============  =========

Net income per share - diluted                $2.59           $1.69       53.3
                                      ==============  ==============  =========

Dividends per share                           $0.58           $0.55        5.5
                                      ==============  ==============  =========



* 1998 results include a net non-operating gain principally from the disposition of several businesses including Radio and Alarm Security. See Management's
  Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          Thirty-nine weeks ended
                                                       Sept. 27, 1998   Sept. 28, 1997
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    742,178      $    482,257
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                            153,273           149,737
    Amortization of intangibles                              79,826            74,640
    Deferred income taxes                                    62,286           (13,500)
    Other, net                                             (432,208)          (21,688)
                                                           ---------         ---------
  Net cash flow from operating activities                   605,355           671,446
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (143,682)         (142,062)
  Payments for acquisitions, net of cash acquired          (369,804)          (98,721)
  Change in other investments                                (1,559)          (10,501)
  Proceeds from sale of certain assets                      649,466             8,993
  Collection of long-term receivables                        14,649             3,828
                                                           ---------         ---------
  Net cash provided by (used for) investing activities      149,070          (238,463)
                                                           ---------         ---------

Cash flows from financing activities
  Payments of long-term debt                               (470,726)         (290,787)
  Dividends paid                                           (162,017)         (152,226)
  Cost of common shares repurchased                        (137,038)
  Proceeds from issuance of common stock                     16,880            24,952
                                                           ---------         ---------
  Net cash used for financing activities                   (752,901)         (418,061)
                                                           ---------         ---------
Net increase in cash and cash equivalents                     1,524            14,922
Balance of cash and cash equivalents at
  beginning of year                                          52,778            31,202
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     54,302      $     46,124
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                        Thirteen weeks ended             % Inc
                                    Sept. 27, 1998   Sept. 28, 1997      (Dec)
Operating Revenues:
Newspaper publishing               $     1,008,706  $       917,693        9.9
Broadcasting                               159,125          164,895       (3.5)
Cable and Security                          58,231           63,502       (8.3)
                                   ---------------  ---------------    --------
Total                              $     1,226,062  $     1,146,090        7.0
                                   ===============  ===============    ========

Operating Income
(net of depreciation
and amortization):
Newspaper publishing               $       248,787  $       217,793       14.2
Broadcasting                                66,507           71,884       (7.5)
Cable and Security                          13,883           12,323       12.7
Corporate                                  (16,511)         (17,299)       4.6
                                   ---------------  ---------------  ---------
Total                              $       312,666  $       284,701        9.8
                                   ===============  ===============  =========

Depreciation and Amortization:
Newspaper publishing               $        46,386  $        41,065       13.0
Broadcasting                                14,643           14,404        1.7
Cable and Security                          13,758           17,196      (20.0)
Corporate                                    2,213            2,214       (0.0)
                                   ---------------  ---------------  ---------
Total                              $        77,000  $        74,879        2.8
                                   ===============  ===============  =========

Operating Cash Flow:
Newspaper publishing               $       295,173  $       258,858       14.0
Broadcasting                                81,150           86,288       (6.0)
Cable and Security                          27,641           29,519       (6.4)
Corporate                                  (14,298)         (15,085)       5.2
                                   ---------------  ---------------  ---------
Total                              $       389,666  $       359,580        8.4
                                   ===============  ===============  =========

NOTES:

Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In the first quarter of 1998, the Company sold its Alarm Security Business which had been reported in the Cable and Security business segment. In the third quarter of 1998, the Company exchanged certain of its cable operations, resulting in increased subscribers. On a pro forma basis for the third quarter, giving effect to these transactions, cable operations reported gains in revenue of 9%, operating income of 17% and operating cash flow of 8%.
On a year-to-date basis, pro forma cable operations reflect an 8% revenue gain, an 11% improvement in operating income and a 6% gain in operating cash flow.

On the first day of fiscal 1998, the Company sold its five remaining radio stations, which had been reported in the Broadcasting business segment.
The Company also purchased two television stations in Maine in early fiscal
1998 and a television station in Columbia, South Carolina, in May 1998.
On a pro forma basis for the third quarter, giving effect to these transactions, television operations reported gains in revenue of 1%, operating income of 1% and even operating cash flow. On a year-to-date basis, pro forma television operations reflect a 7% revenue gain, a 12% improvement in operating income and a 9% gain in operating cash flow.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                         Thirty-nine weeks ended        % Inc
                                      Sept. 27, 1998   Sept. 28, 1997   (Dec)
Operating Revenues:
Newspaper publishing                  $    3,031,972   $   2,716,517     11.6
Broadcasting                                 518,616         504,746      2.7
Cable and Security                           179,521         189,411     (5.2)
                                      ---------------  --------------  -------
Total                                 $    3,730,109   $   3,410,674      9.4
                                      ===============  ==============  =======

Operating Income
(net of depreciation
and amortization):
Newspaper publishing                  $      762,276   $     688,569     10.7
Broadcasting                                 237,104         226,275      4.8
Cable and Security                            42,362          39,573      7.0
Corporate                                    (50,974)        (51,376)     0.8
                                      ---------------  --------------  -------
Total                                 $      990,768   $     903,041      9.7
                                      ===============  ==============  =======

Depreciation and Amortization:
Newspaper publishing                  $      138,656   $     123,577     12.2
Broadcasting                                  44,636          43,898      1.7
Cable and Security                            43,157          50,348    (14.3)
Corporate                                      6,650           6,554      1.5
                                      ---------------  --------------  -------
Total                                 $      233,099   $     224,377      3.9
                                      ===============  ==============  =======

Operating Cash Flow:
Newspaper publishing                  $      900,932   $     812,146     10.9
Broadcasting                                 281,740         270,173      4.3
Cable and Security                            85,519          89,921     (4.9)
Corporate                                    (44,324)        (44,822)     1.1
                                      ---------------  --------------  -------
Total                                 $    1,223,867   $   1,127,418      8.6
                                      ===============  ==============  =======

NOTES:

See the Company's Business Segment Information for the 13-week period ending
September 27, 1998, on the preceding page.



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 27, 1998

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39-week periods ended September 27, 1998, and the comparative periods of 1997 reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods.

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


                                     GANNETT CO., INC.


Dated: November 12, 1998             /s/George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: November 12, 1998             /s/Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

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

4-8     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.

4-9     Amendment Number Four to         Incorporated by reference to
        $3,000,000,000 Revolving         Exhibit 4-9 to Gannett Co. Inc's
        Credit Agreement among           Form 10-Q filed on August 12, 1998.
        Gannett Co., Inc. and the
        Banks named therein.

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