Form 10-K
period 1998-12-27
GANNETT CO INC /DE/
filed 1999-03-22
CIK 39899

Exhibit Index begins
                                                on page 11



                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K


(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 27, 1998 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26,1999 was $17,739,246,399.

   The number of shares outstanding (basic) of the registrant's Common Stock, Par Value $1.00, as of February 26, 1999 was 279,358,211.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 27, 1998 in Parts I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 4, 1999.

                       CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the Company's 1998 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1999 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual Report
                                   pp. 55-69); Note 10 - Business Segment
                                   Information (Annual Report p. 55).

Item 2.   Properties.              Properties (Annual Report pp. 59, 60
                                   and 62); Corporate Facilities (Annual
                                   Report p. 63); Markets We Serve (Annual
                                   Report pp. 70-73).

Item 3.   Legal Proceedings.       Note 9 - Commitments, Contingent
                                   Liabilities and Other Matters (Annual
                                   Report p. 49); Regulation (Annual
                                   Report pp. 59, 60 and 62).

Item 4.   Submission of Matters    Not applicable.
          to a Vote of Security
          Holders.

Part II

Item 5.   Market for Registrant's  Gannett Shareholder Services (Annual
          Common Equity and        Report, p. 76); Company
          Related Stockholder      Profile (Annual Report, p. 1);
          Matters                  Gannett Common Stock Prices (Annual
                                   Report p. 22); Dividends (Annual Report
                                   p. 33).

Item 6.   Selected Financial       Eleven-Year Summary and Notes to
          Data.                    Eleven-Year Summary (Annual Report
                                   pp. 52-54).

Item 7.   Management's Discussion  Management's Discussion and Analysis
          and Analysis of          of Results of Operations and Financial
          Financial Condition and Position (Annual Report pp. 23-35). Results of Operations.

Item 7A.  Quantitative and         The Company is not subject to market risk
          Qualitative Disclosures  associated with derivative financial
          about Market Risk        instruments or derivative commodity
                                   instruments, as the Company is not a party to any such instruments. The Company believes that its market risk from other financial instruments, such as accounts receivable, accounts payable and debt, is not material.

Item 8.   Financial Statements     Consolidated Financial Statements and
          and Supplementary Data.  Notes to Consolidated Financial State-
                                   ments (Annual Report pp. 36-50).
                                   Effects of inflation and changing prices
                                   (Annual Report p. 33);  Quarterly
                                   Statements of Income (Annual Report
                                   pp. 66-67).

Item 9.   Changes in and           None.
          Disagreements with
          Accountants on Account-
          ing and Financial
          Disclosure.

Part III

Item 10.  Directors and Executive        Executive Officers of the
          Officers of the Registrant.    Company are listed below:

          Sara M. Bentley - President, Gannett Northwest Newspaper
             Group, and President and Publisher, Statesman Journal
          Michael C. Burrus - President, Multimedia Cablevision, Inc.
          Thomas L. Chapple - Senior Vice President, General Counsel,
             and Secretary
          Richard L. Clapp - Senior Vice President, Human Resources
          Susan Clark-Johnson - Senior Group President, Gannett Pacific
             Newspaper Group, and President and Publisher, Reno (Nev.) Gazette-Journal
          Michael J. Coleman - Senior Group President, Gannett South Newspaper
             Group, and President and Publisher, FLORIDA TODAY at Brevard
             County
          Robert T. Collins - President, New Jersey Newspaper Group, and
             President and Publisher, Asbury Park Press and Home News
             Tribune, East Brunswick, NJ
          John J. Curley - Chairman and Chief Executive Officer
          Thomas Curley - Senior Vice President, Administration, and
             President and Publisher, USA TODAY
          Philip R. Currie - Senior Vice President, News, Gannett Newspaper
             Division
          Ardyth R. Diercks - Senior Vice President, Gannett Television
          Craig A. Dubow - Executive Vice President, Gannett Television
          Daniel S. Ehrman, Jr. - Vice President, Planning & Development Millicent A. Feller - Senior Vice President, Public Affairs
             and Government Relations
          Lawrence P. Gasho - Vice President, Financial Analysis
          George R. Gavagan - Vice President and Controller
          Denise H. Ivey - President, Gannett Gulf Coast Newspaper
             Group, and President and Publisher, Pensacola News Journal
          John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel
          Richard A. Mallary - Senior Vice President, Gannett Broadcasting Gracia C. Martore - Treasurer and Vice President, Investor Relations Douglas H. McCorkindale - Vice Chairman and President
          Larry F. Miller - Executive Vice President and Chief Financial
             Officer
          Craig A. Moon - President, Piedmont Newspaper Group, and
             President and Publisher, The Tennessean
          Roger Ogden - Vice President, Gannett Television, and President
             and General Manager, KUSA-TV, Denver
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, The News Journal
             (Wilmington, DE)
          Carleton F. Rosenburgh - Senior Vice President, Gannett
             Newspaper Division
          Gary F. Sherlock - President, Gannett Atlantic Newspaper
             Group, and President and Publisher, The Journal News
          Mary P. Stier - President, Gannett Midwest Newspaper Group,
             and President and Publisher, Rockford Register Star
          Cecil L. Walker - President, Gannett Broadcasting Division
          Gary L. Watson - President, Gannett Newspaper Division

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.

               (1)  Financial Statements.

               The following financial statements of the Company and the accountants' report thereon are included on pages 36 through 51 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997.

                  Consolidated Statements of Income - Fiscal Years Ended December 27, 1998, December 28, 1997, and December 29, 1996.

                  Consolidated Statements of Cash Flows - Fiscal Years Ended December 27, 1998, December 28, 1997, and December 29, 1996.

                  Consolidated Statements of Changes in Shareholders' Equity - December 27, 1998, December 28, 1997, and December 29, 1996.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (2)  Financial Statement Schedules.

               The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information" appearing on pages 68 and 69 of the Company's 1998 Annual Report to
               Shareholders:

                  Schedule V - Property, Plant and Equipment.

                  Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment.

                  Schedule VIII - Valuation and Qualifying Accounts.

                  Schedule X - Supplementary Income Statement Information.

                  The Report of Independent Accountants on Financial Statement Schedules appears on page 51 of this Annual Report on Form 10-K.

                  Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

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

          (b)  Reports on Form 8-K.

               None.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 1, 1999 appearing on page 51 of the 1998 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
_______________________________
PRICEWATERHOUSECOOPERS, LLP


Washington, D.C.
February 1, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 1999        GANNETT CO., INC. (Registrant)



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

Dated: February 23, 1999           /s/John J. Curley
                                   ------------------------------
                                   John J. Curley,
                                   Director, Chairman and
                                   Chief Executive Officer


Dated: February 23, 1999           /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Director, Vice Chairman and
                                   President


Dated: February 23, 1999           /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President and
                                   Chief Financial Officer


Dated: February 23, 1999           /s/Meredith A. Brokaw
                                   ------------------------------
                                   Meredith A. Brokaw, Director


Dated: February 23, 1999           /s/Peter B. Clark
                                   ------------------------------
                                   Peter B. Clark, Director


Dated: February 23, 1999           /s/Stuart T.K. Ho
                                   ------------------------------
                                   Stuart T.K. Ho, Director

Dated: February 23, 1999           /s/Drew Lewis
                                   ------------------------------
                                   Drew Lewis, Director


Dated: February 23, 1999           /s/Josephine P. Louis
                                   ------------------------------
                                   Josephine P. Louis, Director


Dated: February 23, 1999           /s/Samuel J. Palmisano
                                   ------------------------------
                                   Samuel J. Palmisano, Director


Dated: February 23, 1999           /s/Thomas A. Reynolds, Jr.
                                   ------------------------------
                                   Thomas A. Reynolds, Jr., Director


Dated: February 23, 1999           /s/Karen Hastie Williams
                                   ------------------------------
                                   Karen Hastie Williams, Director

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

13      Portions of 1998 Annual Report   Attached.
        to Shareholders incorporated
        by reference.

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