Form 10-Q
period 1999-03-28
GANNETT CO INC /DE/
filed 1999-05-07
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       March 28, 1999 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 28, 1999 was 279,386,406.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

EARNINGS SUMMARY

Operating income for the first quarter of 1999 rose $23.7 million or 8%. Newspaper publishing earnings were up $21.8 million or 10% for the quarter, reflecting continued strong advertising demand, very strong operating results at USA TODAY and USA WEEKEND, and a favorable comparison year-over-year at The
Detroit News. Television earnings declined $0.3 million or less than 1% for the quarter primarily due to the absence of advertising related to the broadcast of the Super Bowl on our NBC-affiliated stations and the Winter Olympics on our CBS-affiliated stations, which buoyed results in the first quarter of 1998. Cable and security segment earnings rose $1.4 million or 10%, but comparisons with last year are tempered by the sale in March 1998 of the alarm security business which was previously reported in this segment.

Pro forma operating results for each business segment are discussed in the following sections of this report.

Non-operating income for the first quarter of 1998 included a net pre-tax gain of $306.5 million ($183.6 million after-tax) primarily from the disposition of the company's five remaining radio stations and its alarm security business. Excluding this gain, net income rose $19.7 million or 12% for the first quarter of 1999 and diluted earnings per share increased 14% to $0.64.

A presentation of first quarter earnings excluding the net non-operating gain follows:

                                    Earnings Summary Excluding
                                    1998 Net Non-operating Gain
                                    ---------------------------

                                        Quarter Ended
                                    March 28,      March 29,       % Inc
                                     1999             1998         (Dec)

Operating income                    $311,917       $288,243         8.2

Non-operating income (expense):
   Interest expense                  (16,592)       (23,229)      (28.6)
   Other                               2,368            829         ---
                                     -------        -------       ------
Total                                (14,224)       (22,400)      (36.5)

Income before income taxes           297,693        265,843        12.0
Provision for income taxes           118,800        106,600        11.4
                                     -------        -------       ------
Net income                          $178,893       $159,243        12.3
                                     =======        =======       ======

Net income per share-basic             $0.64          $0.56        14.3
                                       =====          =====       ======

Net income per share-diluted           $0.64          $0.56        14.3
                                       =====          =====       ======


NEWSPAPERS

Reported newspaper publishing revenues rose $49.6 million or 5% in the first quarter of 1999, which included a $50.6 million or 8% gain in advertising revenues. These revenue increases include the impact of newspaper publishing acquisitions in 1998.

The tables below provide, on a pro forma basis, details of newspaper ad revenue and linage and preprint distribution for the first quarter of 1999 and 1998:

Advertising revenue, in thousands of dollars (pro forma)

First Quarter
                                     1999         1998        % Change
                                     ----         ----        --------
   Local                           $214,818     $208,115          3
   National                         135,565      116,717         16
   Classified                       266,465      252,844          5
                                   --------     --------         --
   Total Run-of-Press               616,848      577,676          7

   Preprint and
     Other advertising              103,703       97,552          6
                                   --------     --------         --
   Total Ad Revenue                $720,551     $675,228          7
                                   ========     ========         ==


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter
                                     1999         1998        % Change
                                     ----         ----        --------
   Local                              8,133        7,861          3
   National                             806          670         20
   Classified                        10,586        9,876          7
                                     ------        -----         --
   Total Run-of-Press linage         19,525       18,407          6
                                     ======       ======         ==

   Preprint distribution              1,740        1,675          4
                                      =====        =====         ==

Pro forma newspaper advertising revenues rose 7% for the quarter. Local ad revenues and volume increased 3%, and national ad revenues rose 16% on a volume increase of 20%. Classified ad revenues increased 5% on a volume increase of 7%. Most of the company's newspapers, including The Detroit News and USA TODAY, recorded solid gains in advertising revenue. Classified gains were strongest in the employment category.

Reported newspaper circulation revenues declined less than 1% for the quarter. Pro forma net paid daily circulation for the company's local newspapers declined 1%, while Sunday circulation was lower by 2%. USA TODAY reported an average daily paid circulation of 2,248,813 in the ABC Publisher's statement for the 26 weeks ended March 28, 1999, a 1% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $27.8 million or 4% for the quarter due to higher newsprint expense and generally higher operating costs. In total, newsprint expense increased 3% due to increased newsprint consumption. Newsprint prices were flat compared to the first quarter of 1998. The company expects newsprint prices to be lower for the remainder of the year as compared to 1998.

Newspaper operating income increased $21.8 million or 10% for the quarter, reflecting strong advertising gains throughout the group, a favorable comparison year to year at The Detroit News, strong growth at USA TODAY and USA WEEKEND, and the impact of 1998 acquisitions.

Early in the second quarter of 1999, the company contributed
The San Bernardino County Sun to a partnership that includes 21 daily California newspapers in exchange for a partnership interest.


TELEVISION

Reported television revenues increased $0.5 million or less than 1% for the quarter. Operating costs increased $0.8 million or 1%. Reported television operating income declined $0.3 million or less than 1%. These results were tempered by the absence of advertising related to the broadcast of the Super Bowl on the company's NBC-affiliated stations and the Winter Olympics on its CBS-affiliated stations, which buoyed results in the first quarter of 1998.

Reported results include the impact of WLTX-TV (CBS) in Columbia, South Carolina, which was purchased in late April of 1998. On a pro forma basis, television station revenues declined 1% for the quarter. Pro forma local television ad revenues increased by 2%, while national ad revenues decreased by 6%.

In February 1999, the company announced an agreement to exchange KVUE-TV (ABC) in Austin, Texas for KXTV (ABC) in Sacramento/Stockton/Modesto, California, plus other consideration. This transaction is expected to close later in the second quarter and when completed, Gannett Television will consist of 21 television stations reaching 17.3 percent of the U.S. television market.


CABLE AND SECURITY

Reported operating revenues for the cable and security segment declined $1.9 million or 3% for the quarter while operating income rose $1.4 million or 10%. In early March 1998, the company sold its alarm security business, previously reported with this segment. On a pro forma basis, excluding the 1998 alarm security results, cable revenues rose $6.5 million or 12% and operating income rose $2.0 million or 15%.

In late August 1998, the company completed an exchange of its subscribers and certain cable system assets in the suburban Chicago area (93,000 subscribers) for the TCI Communications, Inc. subscribers and certain cable system assets in Kansas (128,000 subscribers). At the end of the first quarter of 1999, the cable television business served 517,000 subscribers in three states or 63% of homes passed.

The increases in cable operating revenues and operating income reflect the increased subscriber base from the asset exchange, higher subscription rates and significant increases in advertising and pay-per-view revenues.


NON-OPERATING INCOME AND EXPENSE/PROVISION
FOR INCOME TAXES

Interest expense decreased $6.6 million or 29% for the quarter, reflecting the pay-down of long-term debt from operating cash flow and the proceeds from the sale of certain businesses in 1998.

Non-operating income in the first quarter of 1998 included a net pre-tax gain of $306.5 million ($183.6 million after-tax) as discussed in the Earnings Summary above.

The company's effective income tax rate was 39.9% for the quarter versus 40.1% for the same quarter last year.


NET INCOME

Net income, excluding the $183.6 million net non-operating after-tax gain in 1998 discussed above, rose $19.7 million or 12%. Diluted earnings per share, excluding the net non-operating gain, rose to $0.64 from $0.56, an increase of 14%.

The weighted average number of diluted shares outstanding totaled 281,677,000 for the first quarter of 1999, compared to 286,874,000 for the first quarter of 1998. In the last half of 1998, the company repurchased approximately six million shares of common stock at a cost of $329 million. These stock repurchases were partially offset by shares issued upon the exercise of stock options and the settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.


LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment
Information totaled $390.8 million for the first quarter of 1999, compared with $367.7 million for the same period of 1998, a 6% increase.

Capital expenditures for the quarter totaled $40.9 million, compared to $33.4 million in 1998. The company's long-term debt was reduced by $315.7 million in the quarter from operating cash flow. In February 1999, the company declared a quarterly dividend of $0.20 per share or $55.9 million, which was paid on April 1, 1999. In May 1999, the company also declared a quarterly dividend of $0.20 per share payable on July 1, 1999.


YEAR 2000

General

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

The plan structure includes several phases: inventory, assessment, detailed analysis, implementation/remediation, audit and contingency planning. The first three phases of inventory, assessment and detailed analysis are complete. The implementation/remediation phase is substantially complete.
Audit and contingency planning efforts are also underway and are substantially complete, but will continue to be refined and implemented up to the Year 2000.

The company has more than 125 business units which generally operate independently and therefore have separate computer systems and various production and administrative equipment with embedded computer systems. Much of the hardware and software used at the business unit level is standardized and supported centrally. For these systems, Year 2000 issues are being addressed by a centrally managed Information Technology Group. Other Year 2000 issues are being addressed by local personnel at the individual business units with guidance where necessary from headquarters staff or consulting specialists.

At the end of the first quarter of 1999, the company has achieved
Year 2000 compliance in many critical systems areas.

The company's business systems (i.e., marketing, sales support, customer billing and accounts receivable, accounting, accounts payable and payroll) at the majority of its local operating properties and at its headquarters are already Year 2000 compliant. This has been achieved through a systematic roll-out of Year 2000 compliant software where it was necessary. By the end of the first quarter of 1999, more than 90% of these business applications were Year 2000 compliant. For those few properties which still operate business systems that are not Year 2000 compliant, the company has already purchased or developed the necessary software and will be installing it during the second and third quarters of 1999 according to plan.

For newspaper operations, critical systems also include publishing systems (i.e., front-end editorial and classified, networks, press and mailroom/distribution systems) and other facility/administrative systems. At the end of the first quarter of 1999, more than 90% of such newspaper publishing systems were Year 2000 compliant. The remaining few newspapers are expected to complete installation of publishing systems by the end of the third quarter of 1999. All facility/administrative systems for the newspaper group are Year 2000 compliant.

The company's 21 television stations generally use standard purchased software and systems for production and broadcasting. Each station operates these systems independently on separate hardware platforms. Nearly all critical television station systems have been modified or upgraded as necessary for Year 2000 compliance. For the few remaining systems, compliance will be achieved at various points through the third quarter of 1999 when the desired technology becomes available for purchase and installation.

For the cable television business, all business applications and other critical systems for production, distribution and administration are now Year 2000 compliant.

The company has requested confirmation of compliance from its third party vendors and, in important cases, has or will run tests to verify compliance.


Costs

The company's efforts to address potential Year 2000 problems began within its central Information Technology Group in 1995 and were broadened to include all departments/operations in 1997. The costs specifically associated with efforts to achieve Year 2000 compliance are expected to be less than $25 million in the aggregate (exclusive of software and hardware that has been or will be replaced or upgraded in the normal course of business), and more than 90% of such costs were incurred and reported through the end of the first quarter of 1999. Year 2000 compliance costs are not material to the company's financial position or to operating results for any of the years involved and compliance efforts have not significantly affected progress of other information technology plans or programs.


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

If the company's operations were affected in this manner, revenue losses would result which would not be fully recovered when normal operations resumed. Incremental repair and start up costs might also be incurred. Given the present state of its Year 2000 compliance program and its plans to complete it as described above, the company does not expect that a significant portion of its operations would be adversely impacted, and even if certain operations were so impacted, it would be only for a limited time. Consequently, management does not believe possible disruptions of this nature would have a material effect on the company's financial condition or results of operations.

While the company believes its Year 2000 plan will ensure functionality of all key systems, each business unit and corporate headquarters are also preparing contingency plans.


CERTAIN FACTORS AFFECTING FORWARD LOOKING
STATEMENTS

Certain statements in the company's 1998 Annual Report to Shareholders, its Annual Report on Form 10-K, and in this Quarterly Report contain forward-looking information. The words "expect," "intend," "believe," "anticipate," "likely," "will," and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

Potential risks and uncertainties which could adversely affect the company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper or television markets leading to decreased circulation or local or national advertising;
(c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; and (i) the uncertainty associated with the impact of Year 2000 issues on the company, its customers, its vendors and others with whom it does business.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          March 28, 1999   Dec. 27, 1998
                                                         ---------------- ----------------
ASSETS
Cash                                                     $        37,224  $        60,103
Marketable securities                                                 12            6,084
Trade receivables, less allowance
     (1999 - $18,003; 1998 - $19,143)                            609,438          664,540
Inventories                                                       87,603           87,176
Prepaid expenses and other receivables                            71,928           88,482
                                                           ---------------  ---------------
Total current assets                                             806,205          906,385
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                           3,705,766        3,666,743
Less accumulated depreciation                                 (1,652,178)      (1,602,960)
                                                           ---------------  ---------------
Net property, plant and equipment                              2,053,588        2,063,783
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                        3,767,250        3,794,601
Investments and other assets                                     220,219          214,711
                                                           ---------------  ---------------
Total intangible and other assets                              3,987,469        4,009,312
                                                           ---------------  ---------------
Total assets                                             $     6,847,262  $     6,979,480
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $                $         7,812
Accounts payable and current portion of film
     contracts payable                                           250,315          312,283
Compensation, interest and other accruals                        211,897          228,222
Dividend payable                                                  55,937           55,790
Income taxes                                                     113,450            6,395
Deferred income                                                  130,220          117,465
                                                           ---------------  ---------------
Total current liabilities                                        761,819          727,967
                                                           ---------------  ---------------
Deferred income taxes                                            445,857          442,359
Long-term debt, less current portion                             998,954        1,306,859
Postretirement, medical and life insurance liabilities           308,079          308,145
Other long-term liabilities                                      221,146          214,326
                                                           ---------------  ---------------
Total liabilities                                              2,735,855        2,999,656
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          324,421
Additional paid-in capital                                        125,460          126,045
Retained earnings                                               4,898,280        4,775,313
                                                           ---------------  ---------------
Total                                                           5,348,161        5,225,779
                                                           ---------------  ---------------
Less treasury stock - 45,034,326 shares and
     45,419,437 shares respectively, at cost                   (1,215,220)      (1,223,077)
Deferred compensation related to ESOP                             (21,534)         (22,878)
                                                           ---------------  ---------------
Total shareholders' equity                                      4,111,407        3,979,824
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      6,847,262 $      6,979,480
                                                           ===============  ===============




CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                            Thirteen weeks ended         % Inc
                                       March 28, 1999   March 29, 1998   (Dec)
                                       --------------   --------------   -----
Net Operating Revenues:
Newspaper advertising                     $  720,551     $   669,994      7.5
Newspaper circulation                        253,357         254,079     (0.3)
Television                                   161,194         160,692      0.3
Cable and Security                            62,126          64,062     (3.0)
Other                                         50,837          51,083     (0.5)
                                           ---------       ---------     -----
Total                                      1,248,065       1,199,910      4.0

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                661,354         642,980      2.9
Selling, general and administrative
    expenses, exclusive of depreciation      195,886         189,206      3.5
Depreciation                                  51,102          53,030     (3.6)
Amortization of intangible assets             27,806          26,451      5.1
                                           ---------       ---------     -----
Total                                        936,148         911,667      2.7
                                           ---------       ---------     -----
Operating income                             311,917         288,243      8.2

Non-operating income (expense):
Interest expense                             (16,592)        (23,229)   (28.6)
Other*                                         2,368         307,356     ****
                                           ---------       ---------     -----
Total                                        (14,224)        284,127     ****

Income before income taxes                   297,693         572,370    (48.0)
Provision for income taxes                   118,800         229,520    (48.2)
                                           ---------       ---------     -----
Net income                                $  178,893     $   342,850    (47.8)
                                           =========       =========     =====

Net income per share - basic                   $0.64           $1.21    (47.1)
                                               =====           =====     =====

Net income per share - diluted                 $0.64           $1.20    (46.7)
                                               =====           =====     =====

Dividends per share                            $0.20           $0.19      5.3
                                               =====           =====     =====


* 1998 results include a net non-operating gain principally from the disposition of several businesses including Radio and Alarm Security. See Management's
  Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          Thirteen weeks ended
                                                       March 28, 1999   March 29, 1998
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    178,893     $     342,850
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                             51,102            53,030
    Amortization of intangibles                              27,806            26,451
    Deferred income taxes                                     3,498            56,122
    Other, net                                              119,963          (248,416)
                                                           ---------         ---------
  Net cash flow from operating activities                   381,262           230,037
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (40,918)          (33,446)
  Payments for acquisitions, net of cash acquired              (500)         (113,160)
  Change in other investments                                (5,666)         (101,103)
  Proceeds from sale of certain assets                        2,500           567,556
  Collection of long-term receivables                                          13,873
                                                           ---------         ---------
  Net cash (used for) provided by investing activities      (44,584)          333,720
                                                           ---------         ---------

Cash flows from financing activities
  Payments of long-term debt                               (315,717)         (382,605)
  Dividends paid                                            (55,694)          (53,899)
  Proceeds from issuance of common stock                      5,782            11,319
                                                           ---------         ---------
  Net cash used for financing activities                   (365,629)         (425,185)
                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents        (28,951)          138,572
Balance of cash and cash equivalents at
  beginning of year                                          66,187            52,778
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $     37,236     $     191,350
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                          Thirteen weeks ended          % Inc
                                      March 28, 1999 March 29, 1998    (Dec)
                                      -------------- --------------    -----

Operating Revenues:
Newspaper publishing                     $1,024,745      $975,156        5.1
Television                                  161,194       160,692        0.3
Cable and Security                           62,126        64,062       (3.0)
                                         ----------    ----------       -----
Total                                    $1,248,065    $1,199,910        4.0
                                         ==========    ==========       =====

Operating Income (net of depreciation
and amortization):
Newspaper publishing                       $247,675      $225,919        9.6
Television                                   65,717        65,967       (0.4)
Cable and Security                           15,325        13,916       10.1
Corporate                                   (16,800)      (17,559)       4.3
                                         ----------    ----------       -----
Total                                      $311,917      $288,243        8.2
                                         ==========    ==========       =====

Depreciation and Amortization:
Newspaper publishing                        $47,697       $46,157        3.3
Television                                   15,708        14,955        5.0
Cable and Security                           13,279        16,154      (17.8)
Corporate                                     2,224         2,215        0.4
                                         ----------    ----------       -----
Total                                       $78,908       $79,481       (0.7)
                                         ==========    ==========       =====

Operating Cash Flow:
Newspaper publishing                       $295,372      $272,076        8.6
Television                                   81,425        80,922        0.6
Cable and Security                           28,604        30,070       (4.9)
Corporate                                   (14,576)      (15,344)       5.0
                                         ----------    ----------       -----
Total                                      $390,825      $367,724        6.3
                                         ==========    ==========       =====

NOTES:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In the first quarter of 1998, the Company sold its Alarm Security
Business, which had been reported in the Cable and Security business segment. On a pro forma basis for the first quarter, giving effect to the sale of the Alarm Security Business, cable operations reported gains in revenues of 12%, operating income of 15% and operating cash flow of 8%.

In late April 1998, the Company purchased a television station in Columbia, South Carolina. On a pro forma basis for the first quarter, giving effect to this purchase, television operations reported a 1% decline in revenues, operating income and operating cash flow.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 28, 1999

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 28, 1999, and the comparative period of 1998, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard is effective for fiscal periods beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative financial instruments or derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from other financial instruments, such as accounts receivable, accounts payable and debt, is not material.

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


                                     GANNETT CO., INC.


Dated: May 7, 1999                   /s/George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: May 7, 1999                   /s/Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number  Exhibit                          Location

3-1     Second Restated Certificate      Incorporated by reference to Exhibit
        of Incorporation of Gannett Co., 3-1 to Gannett Co., Inc.'s Form 10-K
        Inc.                             for the fiscal year ended December 26,
                                         1993 ("1993 Form 10-K").  Amendment
                                         incorporated by reference to Exhibit
                                         3-1 to the 1993 Form 10-K.

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

4-8     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.

4-9     Amendment Number Four to         Incorporated by reference to
        $3,000,000,000 Revolving         Exhibit 4-9 to Gannett Co., Inc.'s
        Credit Agreement among           Form 10-Q filed on August 12, 1998.
        Gannett Co., Inc. and the
        Banks named therein.

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

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-8 to Gannett Co., Inc.'s Form 10-K
                                         for the fiscal year ended
                                         December 27, 1986 ("1986 Form 10-K").

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