Form 10-Q
period 1999-06-27
GANNETT CO INC /DE/
filed 1999-08-11
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       June 27, 1999 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 27, 1999 was 279,719,243.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

ACQUISITIONS/DISPOSITIONS/EXCHANGES

On June 24, 1999, Gannett U.K. Limited ("Gannett UK"), a newly formed wholly-owned subsidiary of Gannett Co., Inc. ("Gannett"), made a cash offer to acquire the entire issued and to be issued share capital of Newsquest plc ("Newsquest"). Pursuant to the Offer, Newsquest shareholders may elect to receive 460 pence (U.S. $7.26) in cash or Loan Notes for each of 200.4 million fully diluted shares, for a total price of approximately 922 million pounds sterling (US $1.5 billion). Gannett UK will also finance the repayment of Newsquest's existing debt. Share purchases commenced in the third quarter of 1999 and are being financed principally by commercial paper borrowings and operating cash flow. On July 26, 1999, pursuant to the Offer Document, Gannett UK declared the Offer unconditional in all respects and assumed ownership of more than 95% of Newsquest shares. The acquisition will be recorded under the purchase method of accounting and Newsquest's results of operation will be included in the company's financial statements beginning in the third quarter.

Newsquest's principal activities are publishing and printing regional and local newspapers in the United Kingdom with a portfolio that includes 63 paid-for daily and weekly newspapers and 120 free weekly newspapers. For the 53 weeks ended January 3, 1999, Newsquest reported revenues of 305.8 million pounds sterling (US $507.6 million) and operating income of 81.4 million pounds sterling (US $135.0 million).

On July 27, 1999, the company announced an agreement to sell the assets of its cable division to Cox Communications, Inc. of Atlanta, Georgia. for approximately $2.7 billion in cash. Closing is expected to occur as soon as regulatory approvals are obtained, near the end of 1999 or early 2000. Upon closing, a gain will be recognized which, along with cable operating results, will be reported as discontinued operations in the company's financial statements.

The company completed the acquisition of KXTV-TV, the ABC affiliate in Sacramento-Stockton-Modesto, California, and received other consideration in exchange for KVUE-TV, the ABC affiliate in Austin, Texas on June 1, 1999. The gain on this exchange is reflected in the net non-operating after-tax gain of $33 million discussed below.

EARNINGS SUMMARY

Quarter

Operating income for the second quarter of 1999 rose $29.4 million or 8%. Newspaper publishing earnings were up $32.9 million or 11% for the quarter, reflecting continued strong advertising demand, very strong operating results at USA TODAY, USA WEEKEND and our recently acquired New Jersey properties, and a 9% decline in newsprint expense. Television earnings declined $5.6 million or 5% for the quarter reflecting the absence of political advertising and the Seinfeld finale on our NBC-affiliated stations which bolstered results in the second quarter of 1998. Cable earnings rose $1.5 million or 11% for the quarter.

Pro forma operating results for each business segment are discussed in the following sections of this report.

Non-operating income for the second quarter of 1999 included a net pre-tax gain of $55 million ($33 million after-tax) principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California. Excluding this gain, net income rose $21.4 million or 10% for the second quarter of 1999 and diluted earnings per share increased 12% to $0.87.
A presentation of second quarter earnings excluding the net non-operating gain follows:

                                            Earnings Summary Excluding
                                           1999 Net Non-operating Gain

(dollars in thousands,
except per share amounts)

                                             Quarter Ended
                                         June 27,     June 28,      % Inc
                                           1999        1998         (Dec)
                                         --------     --------      -----

Operating income                         $419,217     $389,859        7.5

Non-operating income (expense):
        Interest expense                  (13,852)     (20,348)     (31.9)
        Other                                 775        2,498      (69.0)
                                         ---------    ---------     ------
Total                                     (13,077)     (17,850)     (26.7)
                                         ---------    ---------     ------

Income before income taxes                406,140      372,009        9.2
Provision for income taxes                161,950      149,200        8.5
                                         ---------    ---------     ------
Net income                               $244,190     $222,809        9.6
                                         =========    =========     ======

Net income per share-basic                  $0.87        $0.78       11.5
                                            =====        =====       ====

Net income per share-diluted                $0.87        $0.78       11.5
                                            =====        =====       ====


Year-to-Date

Operating income for the first six months of 1999 rose $53.0 million or 8%. Non-operating income for the first six months of 1998 included a first quarter net pre-tax gain of $306.5 million ($183.6 million after-tax) primarily from the disposition of the company's five remaining radio stations and its alarm security business. Net income for the first six months of 1999, excluding the 1999 and 1998 gains referred to above, advanced $41.0 million or 11%.

A presentation of year-to-date earnings excluding the net non-operating gains follows:

                                            Earnings Summary Excluding
                                       1999 and 1998 Net Non-operating Gains

(dollars in thousands,
except per share amounts)

                                           Year-to-Date Ended
                                         June 27,     June 28,      % Inc
                                           1999        1998         (Dec)
                                         --------     --------      -----

Operating income                         $731,134     $678,102        7.8

Non-operating income (expense):
        Interest expense                  (30,444)     (43,577)     (30.1)
        Other                               3,143        3,327       (5.5)
                                         ---------    ---------     ------
Total                                     (27,301)     (40,250)     (32.2)
                                         ---------    ---------     ------

Income before income taxes                703,833      637,852       10.3
Provision for income taxes                280,750      255,800        9.8
                                         ---------    ---------     ------
Net income                               $423,083     $382,052       10.7
                                         =========    =========     ======

Net income per share-basic                  $1.51        $1.34       12.7
                                            =====        =====       ====

Net income per share-diluted                $1.50        $1.33       12.8
                                            =====        =====       ====


NEWSPAPERS

Reported newspaper publishing revenues rose $37.0 million or 4% in the second quarter of 1999, which included a $41.6 million or 6% gain in advertising revenues. Newspaper publishing revenues were up $86.6 million or 4% for the year-to-date, including advertising gains of $92.2 million or 7%. Note that Newsquest's results of operations will be included in the company's financial statements beginning in the third quarter.

The tables below provide, on a pro forma basis, details of newspaper ad revenue and linage and preprint distribution for the second quarter and year-to-date periods of 1999 and 1998:


Advertising revenue, in thousands of dollars (pro forma)

Second Quarter
--------------
                                           1999          1998    % Change
                                           ----          ----    --------

        Local                           $226,307       $231,540     (2)
        National                         157,464        135,966     16
        Classified                       291,389        270,248      8
                                        --------       --------    ----
        Total Run-of-Press               675,160        637,754      6

        Preprint and
          other advertising              111,634        107,877      3
                                        --------       --------    ----
        Total ad revenue                $786,794       $745,631      6
                                        ========       ========    ====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter
--------------
                                           1999          1998    % Change
                                           ----          ----    --------

        Local                             8,503         8,578       (1)
        National                            846           760       11
        Classified                       11,579        10,676        8
                                         ------        ------      ----
        Total Run-of-Press linage        20,928        20,014        5
                                         ======        ======      ====

        Preprint distribution             1,763         1,747        1
                                         ======        ======      ====


Advertising revenue, in thousands of dollars (pro forma)

Year-to-Date
------------
                                           1999          1998    % Change
                                           ----          ----    --------
        Local                           $437,944       $436,647      0
        National                         293,772        253,202     16
        Classified                       554,542        519,932      7
                                      ----------     ----------    ----
        Total Run-of-Press             1,286,258      1,209,781      6

        Preprint and
          other advertising              214,058        204,181      5
                                      ----------     ----------    ----
        Total ad revenue              $1,500,316     $1,413,962      6
                                      ==========     ==========    ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-Date
------------
                                           1999          1998    % Change
                                           ----          ----    --------
        Local                            16,636        16,439        1
        National                          1,652         1,430       16
        Classified                       22,165        20,552        8
                                         ------        ------      ----
        Total Run-of-Press linage        40,453        38,421        5
                                         ======        ======      ====

        Preprint distribution             3,503         3,422        2
                                         ======        ======      ====

Pro forma newspaper advertising revenues rose 6% for the quarter and for the year-to-date. Local ad revenues declined 2% for the quarter and volume decreased 1%. Year-to-date, local ad revenues were flat and volume increased 1%. National ad revenues rose 16% for the quarter and the year-to-date on a volume increase of 11% for the quarter and 16% for the year-to-date. Classified ad revenues increased 8% for the quarter and 7% for the year-to-date on a volume increase of 8% for the quarter and the year-to-date. Most of the company's newspapers, including USA TODAY and USA WEEKEND , recorded solid gains in advertising revenue. Classified gains were strongest in the employment and automotive categories.

Reported newspaper circulation revenues declined 2% for the quarter and less than 1% for the year-to-date. Pro forma net paid daily circulation for the company's local newspapers was lower by 1% for the quarter and for the year-to-date. Sunday circulation was lower by 2% for the quarter and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,248,813 in the ABC Publisher's statement for the 26 weeks ended March 28, 1999, a 1% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $4.1 million or less than 1% for the quarter and $31.9 million or 2% for the year-to-date. In total, newsprint expense decreased 9% for the quarter and 4% for the year-to-date. Newsprint consumption rose 2% for the quarter and year-to-date, while newsprint prices continued to decline. The company expects newsprint prices to be lower for the remainder of the year as compared to 1998.

Newspaper operating income increased $32.9 million or 11% for the quarter and $54.7 million or 11% for the year-to-date, reflecting strong advertising gains throughout the group particularly in classified and national advertising, very strong operating results at USA TODAY, USA WEEKEND, and our recently acquired New Jersey properties and an overall decrease in newsprint expense.

Early in the second quarter of 1999, the company contributed The San Bernardino County Sun to a partnership that includes 21 daily California newspapers in exchange for a partnership interest.


TELEVISION

Reported results include the impact of WLTX-TV (CBS) in Columbia, South Carolina, purchased in late April of 1998 and the impact of the exchange of KVUE-TV (ABC) in Austin, Texas for KXTV-TV (ABC) in Sacramento, California on June 1, 1999. Gannett Television now consists of 21 television stations reaching 17.3 percent of the U.S. television market.

Reported television revenues decreased $4.3 million or 2% for the second quarter and $3.8 million or 1% for the year-to-date, while operating costs increased $1.3 million or 1% for the quarter and $2 million or 1% for the year-to-date. On a pro forma basis, television station revenues declined 4% for the quarter and 3% for the year-to-date. Pro forma local television ad revenues increased by 3% for the quarter and for the year-to-date, while national ad revenues decreased by 11% for the quarter and 9% for the year-to-date.

Reported television operating income declined $5.6 million or 5% for the quarter and $5.8 million or 3% for the year-to-date. Lower television earnings reflect the absence of advertising related to the broadcast of the Super Bowl on the company's NBC-affiliated stations and the Winter Olympics on its CBS-affiliated stations, which buoyed results in the first quarter of 1998 and the absence of political advertising and the Seinfeld finale broadcast on the company's NBC-affiliated stations in the second quarter of 1998.


CABLE AND SECURITY

Reported operating revenues for the cable and security segment increased $6.5 million or 11% for the second quarter and $4.6 million or 4% for the year-to-date, while operating income rose $1.5 million or 11% for the quarter and $3.0 million or 10% for the year-to-date. In early March 1998, the company sold its alarm security business, previously reported with this segment. On a pro forma basis for the year-to-date, excluding the 1998 alarm security results, cable revenues rose $13.2 million or 12% and operating income increased $3.6 million or 13%.

In late August 1998, the company completed an exchange of its subscribers and certain cable system assets in the Chicago area (93,000 subscribers) for subscribers and certain cable systems assets of TCI Communications, Inc. in Kansas (128,000 subscribers). At the end of the second quarter of 1999, the cable television business served 509,000 subscribers in three states or 61% of homes passed.

The increases in cable operating revenues and operating income for the second quarter and year-to-date reflect the increased subscriber base from the asset exchange, higher subscription rates and significant increases in advertising and pay-per-view revenues.

As discussed above in the opening section of this report, the company has announced an agreement to sell the assets of its cable division. Upon closing of this transaction, a gain on the disposal of the cable division assets, along with the cable segment operating results, will be reported as discontinued operations in the company's financial statements.


NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense decreased $6.5 million or 32% for the quarter and $13.1 million or 30% for the year-to-date, reflecting the pay-down of long-term debt from operating cash flow and the proceeds from the disposal of certain businesses in 1998 and 1999.

Non-operating income in the second quarter of 1999 included a net pre-tax gain of $55 million ($33 million after-tax) and in the first quarter of 1998 included a net pre-tax gain of $307 million ($184 million after-tax) as discussed in the Earnings Summary above.

The company's effective income tax rate was 39.9% for the quarter and year-to-date periods of 1999 versus 40.1% for the same periods last year.


NET INCOME

Net income, excluding the $33 million net non-operating after-tax gain in 1999 discussed above, increased $21.4 million or 10% for the quarter. For the year-to-date, excluding the $33 million and $184 million net non-operating after-tax gains in 1999 and 1998, net income rose $41.0 million or 11%. Diluted earnings per share, excluding the 1999 and 1998 net non-operating gains, rose to $0.87 from $0.78, an increase of 12% for the quarter, and rose to $1.50 from $1.33, an increase of 13% for the year-to-date.

The weighted average number of diluted shares outstanding in the quarter totaled 282,212,000, compared to 287,447,000 for the second quarter of 1998. Year-to-date, the weighted average number of diluted shares outstanding totaled 281,949,000, compared to 287,127,000 in the same period last year. In the last half of 1998, the company repurchased approximately six million shares of common stock at a cost of $329 million. These stock repurchases were partially offset by shares issued upon the exercise of stock options and the settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.


LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $888.6 million for the first half of 1999, compared with $834.2 million for the same period of 1998, a 7% increase.

Capital expenditures for the year-to-date totaled $104 million, compared to $90 million in 1998. The company's long-term debt was reduced by $358 million in the first half of 1999 from operating cash flow. The company's regular quarterly dividend of $0.20 per share was declared in the first and second quarter of 1999 and totaled $112 million.


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

The plan structure includes several phases: inventory, assessment, detailed analysis, implementation/ remediation, audit and contingency planning. The first three phases of inventory, assessment and detailed analysis are complete. The implementation/remediation phase is substantially complete. Audit and contingency planning efforts are also underway and are substantially complete, but will continue to be refined and implemented up to the Year 2000.

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

At the end of the second quarter of 1999, the company has achieved Year 2000 compliance in many critical systems areas.

The company's business systems (i.e., marketing, sales support, customer billing and accounts receivable, accounting, accounts payable and payroll) at the majority of its local operating properties and at its headquarters are already Year 2000 compliant. This has been achieved through a systematic roll-out of Year 2000 compliant software where it was necessary. By the end of the second quarter of 1999, more than 97% of these business applications were Year 2000 compliant. For those few properties which still operate business systems that are not Year 2000 compliant, the company has already purchased or developed the necessary software and will be installing it during the third quarter of 1999 according to plan.

For newspaper operations, critical systems also include publishing systems (i.e., front-end editorial and classified, networks, press and mailroom/distribution systems) and other facility/administrative systems. At the end of the second quarter of 1999, more than 94% of such newspaper publishing systems were Year 2000 compliant. The company expects to complete installation of compliant publishing systems by early in the
fourth quarter of 1999.   All facility/administrative systems for the
newspaper group are Year 2000 compliant.

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

Costs

The company's efforts to address potential Year 2000 problems began within its central Information Technology Group in 1995 and were broadened to include all departments/operations in 1997. The costs specifically associated with efforts to achieve Year 2000 compliance are expected to be less than $25 million in the aggregate (exclusive of software and hardware that has been or will be replaced or upgraded in the normal course of business), and more than 90% of such costs were incurred and reported through the end of the first half of 1999. Year 2000 compliance costs are not material to the company's financial position or to operating results for any of the years involved and compliance efforts have not significantly affected progress of other information technology plans or programs.

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

Newsquest

Newsquest, which was acquired by Gannett UK on July 26, 1999, also has a formal plan to achieve Year 2000 compliance for all of its key computer systems. The company is in the process of evaluating the effectiveness of Newsquest's Year 2000 plan.


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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          June 27, 1999   Dec. 27, 1998
                                                         ---------------  ---------------
ASSETS
Cash                                                     $        44,041  $        60,103
Marketable securities                                             37,794            6,084
Trade receivables, less allowance
     (1999 - $17,812; 1998 - $19,143)                            664,813          664,540
Inventories                                                       82,206           87,176
Prepaid expenses and other receivables                            56,879           88,482
                                                           ---------------  ---------------
Total current assets                                             885,733          906,385
                                                           ---------------  ---------------
Property, plant and equipment
Cost                                                           3,698,315        3,666,743
Less accumulated depreciation                                 (1,650,402)      (1,602,960)
                                                           ---------------  ---------------
Net property, plant and equipment                              2,047,913        2,063,783
                                                           ---------------  ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                        3,797,738        3,794,601
Investments and other assets                                     272,604          214,711
                                                           ---------------  ---------------
Total intangible and other assets                              4,070,342        4,009,312
                                                           ---------------  ---------------
Total assets                                             $     7,003,988  $     6,979,480
                                                           ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                     $                $         7,812
Accounts payable and current portion of film
     contracts payable                                           239,193          312,283
Compensation, interest and other accruals                        250,261          228,222
Dividend payable                                                  56,000           55,790
Income taxes                                                      32,871            6,395
Deferred income                                                  128,261          117,465
                                                           ---------------  ---------------
Total current liabilities                                        706,586          727,967
                                                           ---------------  ---------------
Deferred income taxes                                            467,273          442,359
Long-term debt, less current portion                             957,152        1,306,859
Postretirement, medical and life insurance liabilities           307,092          308,145
Other long-term liabilities                                      222,444          214,326
                                                           ---------------  ---------------
Total liabilities                                              2,660,547        2,999,656
                                                           ---------------  ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421          324,421
Additional paid-in capital                                        128,403          126,045
Retained earnings                                               5,119,313        4,775,313
                                                           ---------------  ---------------
Total                                                           5,572,137        5,225,779
                                                           ---------------  ---------------
Less treasury stock - 44,701,489 shares and
     45,419,437 shares respectively, at cost                   (1,208,227)      (1,223,077)
Deferred compensation related to ESOP                             (20,469)         (22,878)
                                                           ---------------  ---------------
Total shareholders' equity                                      4,343,441        3,979,824
                                                           ---------------  ---------------
Total liabilities and shareholders' equity               $      7,003,988 $      6,979,480
                                                           ===============  ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                            Thirteen weeks ended       % Inc
                                        June 27, 1999  June 28, 1998   (Dec)
                                        -------------  -------------   -----
Net Operating Revenues:
Newspaper advertising                   $    788,274   $    746,675      5.6
Newspaper circulation                        248,812        252,762     (1.6)
Television                                   194,480        198,799     (2.2)
Cable                                         63,727         57,228     11.4
Other                                         48,052         48,673     (1.3)
                                        ------------   ------------     -----
Total                                      1,343,345      1,304,137      3.0
                                        ------------   ------------     -----

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                646,222        646,755     (0.1)
Selling, general and administrative
    expenses, exclusive of depreciation      199,346        190,905      4.4
Depreciation                                  50,499         50,365      0.3
Amortization of intangible assets             28,061         26,253      6.9
                                        ------------   ------------     -----
Total                                        924,128        914,278      1.1
                                        ------------   ------------     -----
Operating income                             419,217        389,859      7.5
                                        ------------   ------------     -----

Non-operating income (expense):
Interest expense                             (13,852)       (20,348)   (31.9)
Other*                                        55,305          2,498     ----
                                        ------------   ------------     -----
Total                                         41,453        (17,850)    ----
                                        ------------   ------------     -----
Income before income taxes                   460,670        372,009     23.8
Provision for income taxes                   183,700        149,200     23.1
                                        ------------   ------------     -----
Net income                              $    276,970   $    222,809     24.3
                                        ============   ============     =====

Net income  per share - basic                  $0.99          $0.78     26.9
                                               =====          =====     =====

Net income  per share -  diluted               $0.98          $0.78     25.6
                                               =====          =====     =====

Dividends per share                            $0.20          $0.19      5.3
                                               =====          =====     =====


* 1999 results include a net non-operating gain principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California.
  See Management's Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                         Twenty-six weeks ended        % Inc
                                      June 27, 1999   June 28, 1998    (Dec)
                                      -------------   -------------    -----
Net Operating Revenues:
Newspaper advertising                  $  1,508,825   $  1,416,669      6.5
Newspaper circulation                       502,169        506,841     (0.9)
Television                                  355,674        359,491     (1.1)
Cable and Security                          125,853        121,290      3.8
Other                                        98,889         99,756     (0.9)
                                       ------------   ------------     -----
Total                                     2,591,410      2,504,047      3.5
                                       ------------   ------------     -----

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation             1,307,576      1,289,735      1.4
Selling, general and administrative
    expenses, exclusive of depreciation     395,232        380,111      4.0
Depreciation                                101,601        103,395     (1.7)
Amortization of intangible assets            55,867         52,704      6.0
                                       ------------   ------------     -----
Total                                     1,860,276      1,825,945      1.9
                                       ------------   ------------     -----
Operating income                            731,134        678,102      7.8
                                       ------------   ------------     -----

Non-operating income (expense):
Interest expense                            (30,444)       (43,577)   (30.1)
Other*                                       57,673        309,854    (81.4)
                                       ------------   ------------     -----
Total                                        27,229        266,277    (89.8)
                                       ------------   ------------     -----
Income before income taxes                  758,363        944,379    (19.7)
Provision for income taxes                  302,500        378,720    (20.1)
                                       ------------   ------------     -----
Net income                             $    455,863   $    565,659    (19.4)
                                       ============   ============    ======

Net income  per share - basic                 $1.63          $1.99    (18.1)
                                              =====          =====    ======

Net income  per share -  diluted              $1.62          $1.97    (17.8)
                                              =====          =====    ======

Dividends per share                           $0.40          $0.38      5.3
                                              =====          =====    ======

* 1999 results include a net non-operating gain principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California.
  1998 results include a net non-operating gain principally from the disposition of several businesses including Radio and Alarm Security.
  See Management's Discussion and Analysis of Operations for earnings summary excluding net non-operating gains.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Twenty-six weeks ended
                                                       June 27, 1999    June 28, 1998
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    455,863     $     565,659
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                            101,601           103,395
    Amortization of intangibles                              55,867            52,704
    Deferred income taxes                                    24,914            52,398
    Other, net                                              (71,658)         (380,011)
                                                           ---------         ---------
  Net cash flow from operating activities                   566,587           394,145
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (103,680)          (89,743)
  Payments for acquisitions, net of cash acquired           (30,915)         (203,812)
  Change in other investments                                (9,444)           (1,291)
  Proceeds from disposal of certain assets                   38,450           567,556
  Collection of long-term receivables                         8,178            14,110
                                                           ---------         ---------
  Net cash (used for) provided by investing activities      (97,411)          286,820
                                                           ---------         ---------

Cash flows from financing activities
  Payments of long-term debt                               (357,519)         (584,660)
  Dividends paid                                           (111,654)         (107,937)
  Proceeds from issuance of common stock                     15,645            14,787
                                                           ---------         ---------
  Net cash used for financing activities                   (453,528)         (677,810)
                                                           ---------         ---------
Net increase in cash and cash equivalents                    15,648             3,155
Balance of cash and cash equivalents at
  beginning of year                                          66,187            52,778
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                $     81,835     $      55,933
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                               Thirteen weeks ended       % Inc
                                          June 27, 1999   June 28, 1998   (Dec)
                                          -------------   -------------   -----
Operating Revenues:
Newspaper publishing                      $   1,085,138   $   1,048,110    3.5
Television                                      194,480         198,799   (2.2)
Cable                                            63,727          57,228   11.4
                                          -------------   -------------   -----
Total                                     $   1,343,345   $   1,304,137    3.0
                                          =============   =============   =====

Operating Income (net of depreciation
and amortization):
Newspaper publishing                      $     320,502   $     287,570   11.5
Television                                       99,035         104,630   (5.3)
Cable                                            16,106          14,563   10.6
Corporate                                       (16,426)        (16,904)   2.8
                                          -------------   -------------   -----
Total                                     $     419,217   $     389,859    7.5
                                          =============   =============   =====

Depreciation and Amortization:
Newspaper publishing                      $      46,682   $    46,113      1.2
Television                                       16,068        15,038      6.8
Cable                                            13,260        13,245      0.1
Corporate                                         2,550         2,222     14.8
                                          -------------   -------------   -----
Total                                     $      78,560   $    76,618      2.5
                                          =============   =============   =====

Operating Cash Flow:
Newspaper publishing                      $     367,184   $   333,683     10.0
Television                                      115,103       119,668     (3.8)
Cable                                            29,366        27,808      5.6
Corporate                                       (13,876)      (14,682)     5.5
                                          -------------   -------------   -----
Total                                     $     497,777   $   466,477      6.7
                                          =============   =============   =====

NOTES:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In April 1998, the Company purchased a television station in Columbia, South Carolina. In June 1999, the Company exchanged its station in Austin,
Texas, for a station in Sacramento, California, plus other consideration.
On a pro forma basis for the quarter, giving effect to these purchases, television operations reported declines in revenues of 4%, operating income of 5% and operating cash flow of 4%.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                             Twenty-six weeks ended       % Inc
                                          June 27, 1999   June 28, 1998   (Dec)
                                          -------------   -------------   -----
Operating Revenues:
Newspaper publishing                        $  2,109,883  $  2,023,266      4.3
Television                                       355,674       359,491     (1.1)
Cable and Security                               125,853       121,290      3.8
                                            ------------  ------------     -----
Total                                       $  2,591,410  $  2,504,047      3.5
                                            ============  ============     =====

Operating Income (net of depreciation
and amortization):
Newspaper publishing                        $    568,177  $    513,489     10.7
Television                                       164,752       170,597     (3.4)
Cable and Security                                31,431        28,479     10.4
Corporate                                        (33,226)      (34,463)     3.6
                                            ------------  ------------     -----
Total                                       $    731,134  $    678,102      7.8
                                            ============  ============     =====

Depreciation and Amortization:
Newspaper publishing                        $     94,379  $     92,270      2.3
Television                                        31,776        29,993      5.9
Cable and Security                                26,539        29,399     (9.7)
Corporate                                          4,774         4,437      7.6
                                            ------------  ------------     -----
Total                                       $    157,468  $    156,099      0.9
                                            ============  ============     =====

Operating Cash Flow:
Newspaper publishing                        $    662,556  $    605,759      9.4
Television                                       196,528       200,590     (2.0)
Cable and Security                                57,970        57,878      0.2
Corporate                                        (28,452)      (30,026)     5.2
                                            ------------  ------------     -----
Total                                       $    888,602  $    834,201      6.5
                                            ============  ============     =====

NOTES:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In the first quarter of 1998, the Company sold its Alarm Security Business, which had been reported in the Cable and Security business segment.
On a pro forma basis for the year-to-date, giving effect to the sale of the Alarm Security Business, cable operations reported gains in revenues of 12%, operating income of 13% and operating cash flow of 7%.

In April 1998, the Company purchased a television station in Columbia, South
Carolina. In June 1999, the Company exchanged its station in Austin, Texas, for a station in Sacramento, California, plus other consideration. On a pro forma basis for the year-to-date, giving effect to these purchases, television operations reported declines in revenues of 3%, operating income of 4% and operating cash flow of 3%.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 27, 1999

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26-week periods ended June 27, 1999, and the comparative period of 1998, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard is effective for fiscal periods beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.


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

PART II.   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securityholders

            (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 4, 1999.

            (b)  The following directors were elected at the meeting:

                 Meredith A. Brokaw             Samuel J. Palmisano
                 John J. Curley

                 The following directors' term of office continued after the meeting:

                 H. Jesse Arnelle               Josephine P. Louis
                 Stuart T.K. Ho                 Douglas H. McCorkindale
                 Drew Lewis                     Karen Hastie Williams

            (c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                               For       Withhold Authority

                 Meredith A. Brokaw        232,436,919        1,446,228
                 John J. Curley            232,642,435        1,240,713
                 Samuel J. Palmisano       232,621,303        1,261,845

                 (ii) The proposal to elect PricewaterhouseCoopers LLP as the company's independent auditors was approved. Tabulation of votes for the proposal is as follows:

                                              For          Against     Abstain

                 Election of Independent
                 Auditors                 232,777,289      438,081     667,778

                 (iii) The shareholder proposal concerning stock options was defeated. Tabulation of votes for the proposal is as follows:

                                               For         Against     Abstain

                 Shareholder Proposal      61,706,507  141,476,507   7,412,389

   Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits.
                 See Exhibit Index for list of exhibits filed with this report.

            (b) (i) Current Report on Form 8-K dated July 2, 1999, in connection with the company's cash offer to acquire shares of Newsquest plc.

                 (ii) Current Report on Form 8K dated July 27, 1999, in connection with the company's acquisition of Newsquest plc and the sale of the company's cable business.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.


Dated: August 11, 1999               /s/George R. Gavagan
                                     ----------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: August 11, 1999               /s/Thomas L. Chapple
                                     ----------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         attached.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement attached.

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