Form 10-Q
period 1999-09-26
GANNETT CO INC /DE/
filed 1999-11-09
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 26, 1999 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 26, 1999 was 278,771,355.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

ACQUISITIONS/DISPOSITIONS/EXCHANGES

On June 24, 1999, Gannett U.K. Limited ("Gannett UK"), a wholly-owned subsidiary of Gannett Co., Inc. ("the company"), made a cash offer to acquire the entire issued and to be issued share capital of Newsquest plc ("Newsquest"). Pursuant to the Offer, Newsquest shareholders elected to receive 460 pence (U.S. $7.26) in cash or Loan Notes for each of 200.4 million fully diluted shares, for a total price of approximately 922 million pounds sterling (U.S. $1.5 billion). Gannett UK also financed the repayment of Newsquest's existing debt. Share purchases commenced in the third quarter of 1999 and were financed principally by commercial paper borrowings and operating cash flow. On July 26, 1999, pursuant to the Offer Document, Gannett UK declared the Offer unconditional in all respects and shortly thereafter, Gannett UK effectively owned 100% of Newsquest shares. The acquisition was recorded under the purchase method of accounting and Newsquest's results of operations are included in the company's third quarter financial statements from July 26, 1999 onward.

On July 27, 1999, the company announced an agreement to sell the assets of its cable division to Cox Communications, Inc. for approximately $2.7 billion in cash. Closing is expected to occur after regulatory approvals are obtained in early 2000. Upon closing, a gain will be recognized which, along with the cable and security segment operating results, will be reported as discontinued operations in the company's financial statements.



EARNINGS SUMMARY

Quarter

Operating income for the third quarter of 1999 rose $57.3 million or 18%. Newspaper publishing earnings were up $55.9 million or 23% for the quarter, reflecting continued strong advertising demand, very strong operating results at USA TODAY and USA WEEKEND, a 9% decline in newsprint expense and the positive impact of the recently acquired Newsquest properties. Television earnings declined $0.7 million or 1% for the quarter. The television segment results were impacted by recent transactions, including the exchange of the company's station in Austin, TX for a station in Sacramento, CA, plus other consideration. Cable earnings rose $2.8 million or 20% for the quarter.

Net income for the third quarter rose $31.0 million or 18%. Net income per share was $.74 (diluted), up 19%.

Year-to-Date

Operating income for the first nine months of 1999 rose $110.4 million or 11%. Non-operating income for the first nine months of 1999 included a second quarter net pre-tax gain of $55 million ($33 million after-tax) principally from the exchange of the television stations discussed above. Non-operating income for the first nine months of 1998 included a first quarter net pre-tax gain of $306.5 million ($183.6 million after-tax) primarily from the disposition of the company's five remaining radio stations and its alarm security business. Net income for the first nine months of 1999, excluding the 1999 and 1998 gains referred to above, advanced $72.0 million or 13%.

A presentation of year-to-date earnings excluding the net non-operating gains follows:

                                            Earnings Summary Excluding
                                       1999 and 1998 Net Non-operating Gains

(dollars in thousands,
except per share amounts)

                                           Year-to-date Ended
                                         Sept. 26,    Sept. 27,     % Inc
                                           1999         1998        (Dec)
                                         --------     --------      -----

Operating income                       $1,101,149     $990,768       11.1

Non-operating income (expense):
        Interest expense                  (56,918)     (60,767)      (6.3)
        Other                               4,731        2,450       93.1
                                       -----------    ---------     ------
Total                                     (52,187)     (58,317)     (10.5)
                                       -----------    ---------     ------

Income before income taxes              1,048,962      932,451       12.5
Provision for income taxes                418,400      373,880       11.9
                                       -----------    ---------     ------
Net income                             $  630,562     $558,571       12.9
                                       ===========    =========     ======

Net income per share-basic                  $2.26        $1.96       15.3
                                            =====        =====       ====

Net income per share-diluted                $2.24        $1.95       14.9
                                            =====        =====       ====

Certain pro forma operating results for each business segment are discussed in the following sections of this report.

NEWSPAPERS

As discussed above, the company completed the acquisition of Newsquest on July 26, 1999. Newsquest's principal activities are publishing and printing regional and local newspapers in the United Kingdom with a portfolio that includes 11 daily newspapers and a variety of non-daily publications. Reported results include the operating results from the Newsquest properties from July 26, 1999 onward and were translated from pounds sterling to U.S. dollars at a weighted average rate of $1.61.

Reported newspaper publishing revenues rose $118.1 million or 12% in the third quarter of 1999 and $204.7 million or 7% for the year-to-date, reflecting the impact of revenues from the Newsquest properties. This included a $110.5 million or 16% gain in advertising revenues for the quarter and $202.7 million or 10% increase for the year-to-date.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including the newly acquired Newsquest properties, for the third quarter and year-to-date periods of 1999 and 1998. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for Newsquest publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Third Quarter
--------------
                                           1999          1998    % Change
                                           ----          ----    --------

        Local                           $234,251       $234,678      0
        National                         139,265        124,348     12
        Classified                       355,791        336,469      6
                                        --------       --------    ----
        Total Run-of-Press               729,307        695,495      5

        Preprint and
          other advertising              112,991        107,312      5
                                        --------       --------    ----
        Total ad revenue                $842,298       $802,807      5
                                        ========       ========    ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter
--------------
                                           1999          1998    % Change
                                           ----          ----    --------

        Local                             8,207         8,201        0
        National                            811           723       12
        Classified                       11,653        10,706        9
                                         ------        ------      ----
        Total Run-of-Press linage        20,671        19,630        5
                                         ======        ======      ====

        Preprint distribution             1,762         1,704        3
                                         ======        ======      ====

Advertising revenue, in thousands of dollars (pro forma)

Year-to-Date
------------
                                           1999          1998    % Change
                                           ----          ----    --------
        Local                           $716,958       $715,544      0
        National                         449,185        393,176     14
        Classified                     1,062,952      1,002,126      6
                                      ----------     ----------    ----
        Total Run-of-Press             2,229,095      2,110,846      6

        Preprint and
          other advertising              338,443        320,671      6
                                      ----------     ----------    ----
        Total ad revenue              $2,567,538     $2,431,517      6
                                      ==========     ==========    ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-Date
------------
                                           1999          1998    % Change
                                           ----          ----    --------
        Local                            24,843        24,639        1
        National                          2,463         2,153       14
        Classified                       33,818        31,259        8
                                         ------        ------      ----
        Total Run-of-Press linage        61,124        58,051        5
                                         ======        ======      ====

        Preprint distribution             5,265         5,126        3
                                         ======        ======      ====

Pro forma newspaper advertising revenues rose 5% for the quarter and 6% for the year-to-date. Local ad revenues and volume were flat for the quarter. Year-to-date, local ad revenues were flat with volume up 1%. National ad revenues rose 12% for the quarter and 14% for the year-to-date on a volume increase of 12% for the quarter and 14% for the year-to-date. Classified ad revenues increased 6% for the quarter and the year-to-date on a volume increase of 9% for the quarter and 8% for the year-to-date. Most of the company's newspapers, including USA TODAY and USA WEEKEND, recorded solid gains in advertising revenue. Classified gains were strongest in the employment and automotive categories.

Reported newspaper circulation revenues declined 2% for the quarter and 1% for the year-to-date. Pro forma net paid daily circulation for the company's local newspapers was lower by 2% for the quarter and 1% for the year-to-date.
Sunday circulation was lower by 2% for the quarter and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,235,808 in the ABC Publisher's statement for the 26 weeks ended September 26, 1999, a 1% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $62.2 million or 8% for the quarter and $94.1 million or 4% for the year-to-date, largely due to the added costs from the Newsquest properties. In total, newsprint expense decreased 9% for the quarter and 5% for the year-to-date. Newsprint consumption rose 8% for the quarter and 4% for the year-to-date, while newsprint prices continued to decline. The company expects newsprint prices to be lower for the remainder of the year as compared to the corresponding period of 1998.

Newspaper operating income increased $55.9 million or 23% for the quarter and $110.6 million or 15% for the year-to-date, reflecting strong advertising gains throughout the group particularly in classified and national advertising, very strong operating results at USA TODAY and USA WEEKEND, an overall decrease in newsprint expense and the positive impact of the recently acquired Newsquest properties.

TELEVISION

Reported results include the impact of WLTX-TV (CBS) in Columbia, South Carolina, purchased in late April of 1998 and the impact of the exchange of KVUE-TV (ABC) in Austin, Texas for KXTV-TV (ABC) in Sacramento, California on June 1, 1999. Gannett Television now consists of 21 television stations reaching 17.3 percent of the U.S. television market.

Reported television revenues increased $7.6 million or 5% for the third quarter and $3.8 million or 1% for the year-to-date, while operating costs increased $8.4 million or 9% for the quarter and $10.4 million or 4% for the year-to-date. On a pro forma basis, television station revenues increased 3% for the quarter and declined 1% for the year-to-date. Pro forma local ad revenues increased by 8% for the quarter and 5% for the year-to-date, while national ad revenues decreased by 3% for the quarter and 7% for the year-to-date.

Reported television operating income declined $0.7 million or 1% for the quarter and $6.6 million or 3% for the year-to-date. Recent television station transactions, including the previously mentioned exchange completed in June 1999, unfavorably impacted the operating results of the television group.


CABLE AND SECURITY

Reported operating revenues for the cable and security segment increased
$6.4 million or 11% for the third quarter and $11.0 million or 6% for the year-to-date, while operating income rose $2.8 million or 20% for the quarter and $5.7 million or 13% for the year-to-date. In early March 1998, the company sold its alarm security business, previously reported with this segment. On a pro forma basis for the year-to-date, excluding the 1998 alarm security results, cable revenues rose $19.2 million or 11% and operating income increased $6.3 million or 15%.

In late August 1998, the company completed an exchange of its subscribers and certain cable system assets in the Chicago area (93,000 subscribers) for subscribers and certain cable systems assets of TCI Communications, Inc. in Kansas (128,000 subscribers). At the end of the third quarter of 1999, the cable television business served approximately 517,000 subscribers in three states or 62% of homes passed.

The increases in cable operating revenues and operating income for the third quarter and year-to-date reflect the increased subscriber base from the asset exchange, higher subscription rates and significant increases in advertising revenues.

As discussed above in the opening section of this report, the company has announced an agreement to sell the assets of its cable division. Upon closing of this transaction, a gain on the disposal of the cable division assets, along with the cable and security segment operating results, will be reported as discontinued operations in the company's financial statements.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense increased $9.3 million or 54% for the quarter reflecting increased commercial paper borrowings to finance the Newsquest acquisition. Year-to-date interest expense, however, decreased $3.8 million or 6%, reflecting the pay-down of long-term debt in the first half of 1999 from operating cash flow and proceeds from the disposal of certain businesses in 1998 and 1999.

Non-operating income for the year-to-date 1999 included a net pre-tax second quarter gain of $55 million ($33 million after-tax), while non-operating income for the year-to-date 1998 included a net pre-tax first quarter gain of $307 million ($184 million after-tax) as discussed in the Earnings Summary above.

The company's effective income tax rate was 39.9% for the quarter and year-to-date periods of 1999 versus 40.1% for the same periods last year.


NET INCOME

Net income increased $31.0 million or 18% for the quarter. For the year-to-date, excluding the $33 million and $184 million net non-operating after-tax gains in 1999 and 1998, net income rose $72.0 million or 13%.
Diluted earnings per share rose to $0.74 from $0.62, an increase of 19% for the quarter, and rose to $2.24 from $1.95, an increase of 15% for the year-to-date (excluding the 1999 and 1998 net non-operating gains).

The weighted average number of diluted shares outstanding in the quarter totaled 282,200,000, compared to 286,923,000 for the third quarter of 1998. Year-to-date, the weighted average number of diluted shares outstanding totaled 282,035,000, compared to 287,073,000 in the same period last year. During the third quarter of 1999, the company repurchased approximately 1.3 million shares of common stock at a cost of approximately $91.3 million. In the last half of 1998, the company repurchased approximately six million shares of common stock at a cost of $329 million. These stock repurchases were partially offset by shares issued upon the exercise of stock options and the settlement of stock
incentive rights.   Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $1,345.7 million for the first nine months of 1999, compared with $1,223.9 million for the same period of 1998, a 10% increase, reflecting strong overall operating results and the acquisition of Newsquest.

Capital expenditures for the year-to-date totaled $166 million, compared to $144 million in 1998. The acquisition of Newsquest during the third quarter resulted in significant increases in the company's excess of acquisition cost over the value of assets acquired and its property, plant and equipment. Although the company's long-term debt was reduced by $358 million in the first half of 1999 from operating cash flow, at the end of the third quarter, the company's long-term debt was up $1.18 billion, reflecting commercial paper borrowings to finance the acquisition of Newsquest. The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled $30.3 million, net of tax, at September 26, 1999, due to the strengthening of the British pound against the U.S. dollar since the Newsquest acquisition date. Newsquest's assets and liabilities at September 26, 1999 were translated from British pounds to U.S. dollars at an exchange rate of $1.64. The company's regular quarterly dividend of $0.20 per share was declared in the first and second quarters and $0.21 per share was declared in the third quarter of 1999. Dividends declared totaled $170.6 million for the first nine months of 1999.


YEAR 2000

In prior filings, the company has included discussion surrounding its Year 2000 plans, which is updated below.

Project

The company developed a plan to ensure that all of its key computer systems would be Year 2000 compliant in advance of December 31, 1999. The plan encompasses all operating properties (including those recently acquired), corporate headquarters and, where necessary, computer applications that directly interface elements of the company's business with business partners, customers, suppliers and service providers.

The plan structure includes several phases: inventory, assessment, detailed analysis, implementation/remediation, audit and contingency planning. The first three phases of inventory, assessment and detailed analysis are complete. The implementation/remediation phase is substantially complete. Audit and contingency planning efforts are also substantially complete, but will continue to be refined up to the Year 2000.

The company's business systems (i.e., marketing, sales support, customer billing and accounts receivable, accounting, accounts payable and payroll) at a majority of its local operating properties and at its headquarters are already Year 2000 compliant. This has been achieved through a systematic roll-out of Year 2000 compliant software where it was necessary. By the end of the third quarter of 1999, more than 99% of these business applications were Year 2000 compliant. For those few properties which still operate business systems that are not Year 2000 compliant, the company has already purchased or developed the necessary software and will be installing it during the fourth quarter of 1999 according to plan.

For newspaper operations, critical systems also include publishing systems (i.e., front-end editorial and classified, networks, press and mailroom/distribution systems) and other facility/administrative systems. At the end of the third quarter of 1999, more than 97% of such newspaper publishing systems were Year 2000 compliant. The company expects to complete installation of compliant publishing systems in the fourth quarter of 1999. All facility/administrative systems for the newspaper group are Year 2000 compliant.

The company's 21 television stations generally use standard purchased software and systems for production and broadcasting. Each station operates these systems independently on separate hardware platforms. Nearly all critical television station systems have been modified or upgraded as necessary for Year 2000 compliance. For the few remaining systems, compliance will be achieved at various points through the fourth quarter of 1999 when the desired technology becomes available for purchase and installation.

For the cable television business, all business applications and other critical systems for production, distribution and administration are now Year 2000 compliant.

The company has requested confirmation of compliance from its third party vendors and, in important cases, has or will run tests in the fourth quarter of 1999 to verify compliance.

Costs

The costs specifically associated with efforts to achieve Year 2000 compliance are expected to be less than $33 million in the aggregate (exclusive of software and hardware that has been or will be replaced or upgraded in the normal course of business), and more than 96% of such costs were incurred and reported through the end of the third quarter of 1999. Year 2000 compliance costs are not material to the company's financial position or to operating results for any of the years involved and compliance efforts have not significantly affected progress of other information technology plans or programs.

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

While the company believes its Year 2000 plan will ensure functionality of all key systems, each business unit and corporate headquarters have also prepared contingency plans.


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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                          Sept. 26, 1999      Dec. 27, 1998
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        54,364    $       60,103
Marketable securities                                                  12             6,084
Trade receivables, less allowance
     (1999 - $29,843; 1998 - $19,143)                             721,402           664,540
Inventories                                                        97,481            87,176
Prepaid expenses and other receivables                            108,937            88,482
                                                          ----------------   ---------------
Total current assets                                              982,196           906,385
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            3,890,338         3,666,743
Less accumulated depreciation                                  (1,700,368)       (1,602,960)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,189,970         2,063,783
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         5,434,108         3,794,601
Investments and other assets                                      329,023           214,711
                                                          ----------------   ---------------
Total intangible and other assets                               5,763,131         4,009,312
                                                          ----------------   ---------------
Total assets                                              $     8,935,297    $    6,979,480
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long-term debt                      $                  $        7,812
Accounts payable and current portion of film
     contracts payable                                            360,020           312,283
Compensation, interest and other accruals                         306,422           228,222
Dividend payable                                                   58,780            55,790
Income taxes                                                       64,205             6,395
Deferred income                                                   127,236           117,465
                                                          ----------------   ---------------
Total current liabilities                                         916,663           727,967
                                                          ----------------   ---------------
Deferred income taxes                                             500,379           442,359
Long-term debt, less current portion                            2,496,911         1,306,859
Postretirement, medical and life insurance liabilities            306,946           308,145
Other long-term liabilities                                       271,796           214,326
                                                          ----------------   ---------------
Total liabilities                                               4,492,695         2,999,656
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421           324,421
Additional paid-in capital                                        128,839           126,045
Retained earnings                                               5,268,045         4,775,313
Accumulated other comprehensive income                             39,928
                                                          ----------------   ---------------
Total                                                           5,761,233         5,225,779
                                                          ----------------   ---------------
Less treasury stock - 45,649,377 shares and
     42,816,478 shares respectively, at cost                   (1,298,905)       (1,223,077)
Deferred compensation related to ESOP                             (19,726)          (22,878)
                                                          ----------------   ---------------
Total shareholders' equity                                      4,442,602         3,979,824
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $     8,935,297    $    6,979,480
                                                          ================   ===============


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                            Thirteen weeks ended         % Inc
                                       Sept. 26, 1999   Sept. 27, 1998    (Dec)
                                        -------------   -------------    -----
Net Operating Revenues:
Newspaper advertising                   $    817,844    $   707,347       15.6
Newspaper circulation                        255,754        251,534        1.7
Television                                   166,770        159,125        4.8
Cable                                         64,668         58,231       11.1
Other                                         53,193         49,825        6.8
                                        -------------   ------------     -----
Total                                      1,358,229      1,226,062       10.8

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                686,661        648,320        5.9
Selling, general and administrative
    expenses, exclusive of depreciation      214,436        188,076       14.0
Depreciation                                  51,726         49,878        3.7
Amortization of intangible assets             35,391         27,122       30.5
                                        -------------   ------------     -----
Total                                        988,214        913,396        8.2
                                        -------------   ------------     -----
Operating income                             370,015        312,666       18.3

Non-operating income (expense):
Interest expense                             (26,474)       (17,190)      54.0
Other                                          1,588           (877)       --
                                        -------------   ------------     -----
Total                                        (24,886)       (18,067)      37.7

Income before income taxes                   345,129        294,599       17.2
Provision for income taxes                   137,650        118,080       16.6
                                        -------------   ------------     -----
Net income                              $    207,479    $   176,519       17.5
                                        =============   ============     =====

Net income per share - basic                   $0.74          $0.62       19.4
                                               =====          =====      =====

Net income per share - diluted                 $0.74          $0.62       19.4
                                               =====          =====      =====

Dividends per share                            $0.21          $0.20        5.0
                                               =====          =====      =====


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)
                                           Thirty-nine weeks ended       % Inc
                                        Sept. 26, 1999  Sept. 27, 1998    (Dec)
                                        --------------  --------------    -----
Net Operating Revenues:
Newspaper advertising                   $    2,326,669  $    2,124,016      9.5
Newspaper circulation                          757,923         758,375     (0.1)
Television                                     522,444         518,616      0.7
Cable and Security                             190,521         179,521      6.1
Other                                          152,082         149,581      1.7
                                        --------------  --------------    ------
Total                                        3,949,639       3,730,109      5.9

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                1,994,237       1,938,055      2.9
Selling, general and administrative
    expenses, exclusive of depreciation        609,668         568,187      7.3
Depreciation                                   153,327         153,273      0.0
Amortization of intangible assets               91,258          79,826     14.3
                                        --------------  --------------    ------
Total                                        2,848,490       2,739,341      4.0
                                        --------------  --------------    ------
Operating income                             1,101,149         990,768     11.1

Non-operating income (expense):
Interest expense                               (56,918)        (60,767)    (6.3)
Other*                                          59,261         308,977    (80.8)
                                        --------------  --------------    ------
Total                                            2,343         248,210    (99.1)

Income before income taxes                   1,103,492       1,238,978    (10.9)
Provision for income taxes                     440,150         496,800    (11.4)
                                        --------------  --------------    ------
Net income                              $      663,342  $      742,178    (10.6)
                                        ==============  ==============    ======

Net income per share - basic                     $2.37           $2.61     (9.2)
                                                 =====           =====     =====

Net income per share - diluted                   $2.35           $2.59     (9.3)
                                                 =====           =====     =====

Dividends per share                              $0.61           $0.58      5.2
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


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Thirty-nine weeks ended
                                                       Sept. 26, 1999   Sept. 27, 1998
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    663,342     $     742,178
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                            153,327           153,273
    Amortization of intangibles                              91,258            79,826
    Deferred income taxes                                    52,549            62,286
    Other, net                                              (57,342)         (432,208)
                                                           ---------         ---------
  Net cash flow from operating activities                   903,134           605,355
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (166,126)         (143,682)
  Payments for acquisitions, net of cash acquired        (1,665,182)         (369,804)
  Change in other investments                               (18,626)           (1,559)
  Proceeds from disposal of certain assets                   38,450           649,466
  Collection of long-term receivables                         8,178            14,649
                                                           ---------         ---------
  Net cash (used for) provided by investing activities   (1,803,306)          149,070
                                                           ---------         ---------

Cash flows from financing activities
  Proceeds from (payment of) long-term debt               1,130,394          (470,726)
  Dividends paid                                           (167,620)         (162,017)
  Cost of common shares repurchased                         (91,259)         (137,038)
  Proceeds from issuance of common stock                     16,644            16,880
                                                           ---------         ---------
  Net cash used provided by (used for)
     financing activities                                   888,159          (752,901)
                                                           ---------         ---------
  Effect of currency exchange rate change                       202
                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents        (11,811)            1,524
Balance of cash and cash equivalents at
  beginning of year                                          66,187            52,778
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     54,376     $      54,302
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended       % Inc
                                      Sept. 26, 1999   Sept. 27, 1998   (Dec)
                                      --------------   --------------   -----
Operating Revenues:
Newspaper publishing                     $1,126,791      $1,008,706      11.7
Television                                  166,770         159,125       4.8
Cable                                        64,668          58,231      11.1
                                      -------------    ------------     -----
Total                                    $1,358,229      $1,226,062      10.8
                                      =============    ============     =====

Operating Income (net of
   depreciation and amortization):
Newspaper publishing                       $304,676        $248,786      22.5
Television                                   65,773          66,507      (1.1)
Cable                                        16,649          13,883      19.9
Corporate                                   (17,083)        (16,510)     (3.5)
                                      -------------    ------------     -----
Total                                      $370,015        $312,666      18.3
                                      =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                        $56,789         $46,386      22.4
Television                                   15,522          14,643       6.0
Cable                                        12,293          13,758     (10.6)
Corporate                                     2,513           2,213      13.6
                                      -------------    ------------     -----
Total                                       $87,117         $77,000      13.1
                                      =============    ============     =====

Operating Cash Flow:
Newspaper publishing                       $361,465        $295,172      22.5
Television                                   81,295          81,150       0.2
Cable                                        28,942          27,641       4.7
Corporate                                   (14,570)        (14,297)     (1.9)
                                      -------------    ------------     -----
Total                                      $457,132        $389,666      17.3
                                      =============    ============     =====

NOTES:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.




BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirty-nine weeks ended    % Inc
                                      Sept. 26, 1999   Sept. 27, 1998   (Dec)
                                      --------------   --------------   -----
Operating Revenues:
Newspaper publishing                     $3,236,674      $3,031,972       6.8
Television                                  522,444         518,616       0.7
Cable and Security                          190,521         179,521       6.1
                                      -------------    ------------     -----
Total                                    $3,949,639      $3,730,109       5.9
                                      =============    ============     =====

Operating Income (net of
   depreciation and amortization):
Newspaper publishing                       $872,853        $762,276      14.5
Television                                  230,524         237,104      (2.8)
Cable and Security                           48,080          42,362      13.5
Corporate                                   (50,308)        (50,974)      1.3
                                      -------------    ------------     -----
Total                                    $1,101,149        $990,768      11.1
                                      =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                       $151,168        $138,656       9.0
Television                                   47,298          44,636       6.0
Cable and Security                           38,832          43,157     (10.0)
Corporate                                     7,287           6,650       9.6
                                      -------------    ------------     -----
Total                                      $244,585        $233,099       4.9
                                      =============    ============     =====

Operating Cash Flow:
Newspaper publishing                     $1,024,021        $900,932      13.7
Television                                  277,822         281,740      (1.4)
Cable and Security                           86,912          85,519       1.6
Corporate                                   (43,021)        (44,324)      2.9
                                      -------------    ------------     -----
Total                                    $1,345,734      $1,223,867      10.0
                                      =============    ============     =====

NOTES:
Operating Cash Flow represents operating income for each of the Company's business segments plus related depreciation and amortization expense.

In the first quarter of 1998, the Company sold its Alarm Security Business, which had been reported in the Cable and Security business segment. On a pro forma basis for the year-to-date, giving effect to the sale of the Alarm Security Business, cable operations reported gains in revenues of 11%, operating income of 15% and operating cash flow of 6%.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 26, 1999

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39-week periods ended September 26, 1999, and the comparative period of 1998, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard is effective for fiscal periods beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.


3.  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting comprehensive income. Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Comprehensive income totaled $247.4 million for the third quarter and $703.3 million for the year-to-date ended September 26, 1999, and other comprehensive income in 1999 relates primarily to foreign currency translation adjustments, net of tax.
The accumulated other comprehensive income was net of a deferred income tax liability of $26.5 million at September 26, 1999.

4.  Pro Forma Information (unaudited)

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the company and its subsidiaries as though the Newsquest acquisition was made at the beginning of 1998. However, this pro forma combined statement does not necessarily reflect the results of operations as they would have been if the combined companies had constituted a single entity during those years.

In millions, except per share amounts (pro forma and unaudited)

Year-to-date
------------
                                          1999         1998
                                        ------       ------
Operating revenues                      $4,241       $4,119

Income before income taxes              $1,119       $1,245

Net income                              $  673       $  746

Net income per share - diluted          $ 2.39       $ 2.60


The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the company and its subsidiaries as though the Newsquest acquisition was made at the beginning of 1998. However, this pro forma combined statement does not necessarily reflect the results of operations as they would have been if the combined companies had constituted a single entity during those years. It also excludes the 1999 and 1998 net non-operating gains discussed in Management's Discussion and Analysis of Operations.

In millions, except per share amounts (pro forma and unaudited)

Year-to-date
------------
                                          1999         1998
                                        ------       ------
Operating revenues                      $4,241       $4,119

Income before income taxes              $1,066       $  939

Net income                              $  641       $  562

Net income per share - diluted          $ 2.27       $ 1.96


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative financial instruments or derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from other financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its acquisition of Newsquest, which uses British pounds as its functional currency which is then translated into U.S. dollars.

PART II.   OTHER INFORMATION

   Item 5.  Other Information

            In conformity with the requirements of the Integrated Disclosure System, the company has elected to update its current report on 8-K dated July 27, 1999, as amended and updated on Form 8-K/A dated October 5, 1999, by including certain exhibits and certain information required under Rule 3-19 and Article 11 of Regulation S-X in connection with Gannett's Registration Statements on Form S-3 (Nos. 33-63673, 33-58686 and 33-53159).

            The following financial statements and pro forma financial information are hereby filed as Exhibits 99-1 and 99-2, respectively.

            (a)  Financial Statements of Businesses Acquired

                 (i) Unaudited consolidated balance sheet of Newsquest plc as of July 4, 1999 and unaudited consolidated profit and loss account and cash flows for the twenty-six and twenty-seven weeks ended July 4, 1999 and July 5, 1998.

            (b)  Pro Forma Financial Information

                 (i) Unaudited pro forma condensed combined balance sheet of Gannett Co., Inc. and Newsquest plc as of June 27, 1999 and unaudited pro forma condensed combined statement of income for the twenty-six weeks ended June 27, 1999.

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits.
                 See Exhibit Index for list of exhibits filed with this report.

            (b) (i) Current Report on Form 8-K dated July 2, 1999, in connection with the company's cash offer to acquire shares of Newsquest plc.

                 (ii) Current Report on Form 8-K dated July 27, 1999, in connection with the company's acquisition of Newsquest plc and the sale of the company's cable business.

                 (iii) Current Report on Form 8-K/A dated October 5, 1999, in connection with the company's acquisition of Newsquest plc.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.


Dated: November 9, 1999              By: /s/ George R. Gavagan
                                         ------------------------------------
                                     George R. Gavagan
                                     Vice President and Controller


Dated: November 9, 1999             By: /s/ Thomas L. Chapple
                                         ------------------------------------
                                     Thomas L. Chapple
                                     Senior Vice President, General
                                     Counsel and Secretary

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         incorporated by reference to Exhibit
                                         10-3 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended June 27, 1999.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement incorporated by
                                         reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-Q for the
                                         quarter ended June 27, 1999.

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan.*              10-13 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 1990.

11      Statement re computation of      Attached.
        earnings per share.

27      Financial Data Schedules.        Attached.

99-1    Unaudited consolidated balance   Attached.
        sheet of Newsquest plc as of
        July 4, 1999 and unaudited
        consolidated profit and loss
        account and cash flows for the
        twenty-six and twenty-seven weeks
        ended July 4, 1999 and
        July 5, 1998.

99-2    Unaudited pro forma condensed    Attached.
        combined balance sheet of
        Gannett Co., Inc. and Newsquest
        plc as of June 27, 1999 and
        unaudited pro forma condensed
        combined statement of income
        for the twenty-six weeks ended
        June 27, 1999.


        The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.



     * Asterisks identify management contracts and compensatory plans or arrangements.