Form 10-Q
period 2000-03-26
GANNETT CO INC /DE/
filed 2000-05-04
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       March 26, 2000 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 26, 2000 was 266,499,524.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS


ACQUISITIONS AND DISPOSITIONS

The sale of the assets of the company's cable division for $2.7 billion was completed on January 31, 2000. Upon closing, an after-tax gain of approximately $745 million or $2.69 per diluted share was recognized which, along with the cable segment operating results, are reported as discontinued operations in the company's financial statements.

On March 17, 2000, the company completed the acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Florida. Gannett continues to own and operate WLTV-TV, the NBC affiliate in Jacksonville.


EARNINGS SUMMARY

Operating income from continuing operations for the first quarter of 2000 rose $60.9 million or 21%. Newspaper publishing earnings were up $59.8 million or 24% for the quarter, reflecting continued strong classified and national advertising demand, record operating results at USA TODAY, and the positive impact of Newsquest plc, a U.K. based newspaper company acquired in July 1999. Television earnings were up $0.4 million or 1% for the quarter.

Income from continuing operations for the first quarter rose
$33.0 million or 19%. Earnings per share from continuing operations was $0.74 (diluted), up 22%.

After-tax income from the operation of the cable division, which was sold on January 31, 2000, was $2.4 million, and the after-tax gain from the sale of the cable division was $744.7 million. In total, discontinued operations contributed $2.70 per share
(diluted).  Net income for the quarter was $3.44 per share
(diluted).


NEWSPAPERS

The company completed the acquisition of Newsquest on July 26, 1999, which has a significant impact on operating results comparisons in the first quarter of 2000 versus the first quarter of 1999.

Reported newspaper publishing revenues rose $172.9 million or 17% in the first quarter, reflecting strong domestic advertising demand and the impact of revenues at the Newsquest properties. Newspaper advertising revenues increased by $153.2 million or 21%.


The tables below provide, on a pro forma basis, details of newspaper ad revenue, including the newly acquired Newsquest properties, for the first quarter of 2000 and 1999. Advertising linage and preprint distribution details are also provided below;
however, linage and preprint distribution for Newsquest publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

                                        2000      1999      % Change

     Local                            $231,924  $234,548       (1)
     National                          166,331   144,009       16
     Classified                        359,257   335,613        7
                                      --------  --------      ----
     Total Run-of-Press                757,512   714,170        6

     Preprint and other advertising    116,277   107,655        8
                                      --------  --------      ----
     Total ad revenue                 $873,789  $821,825        6
                                      ========  ========      ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

                                        2000      1999      % Change

     Local                               7,909     7,992       (1)
     National                              914       783       17
     Classified                         11,372    10,409        9
                                      --------  --------      ----
     Total Run-of-Press linage          20,195    19,184        5
                                      ========  ========      ====

     Preprint distribution               1,790     1,699        5
                                      ========  ========      ====

Pro forma newspaper advertising revenues rose 6% for the quarter. Local ad revenues and volume declined by 1%. National ad revenues rose 16% on a volume increase of 17%. Classified ad revenues increased 7% on a volume increase of 9%. Most of the company's newspapers, including USA TODAY, recorded solid gains in advertising revenue. Classified gains were strongest in the employment and real estate categories.

Reported newspaper circulation revenues increased by $13.7 million or 5% for the first quarter, reflecting the impact of the Newsquest acquisition. Pro forma net paid daily circulation for the company's local newspapers declined by less than 1%. Sunday circulation was lower by 1%. USA TODAY reported an average daily paid circulation of 2,282,072 in the ABC Publisher's statement for the 26 weeks ended March 26, 2000, a 1.5% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased
$113.1 million or 15% for the first quarter, largely due to the added costs from the Newsquest properties. In total, newsprint expense decreased 3%. Newsprint consumption rose 14%, while newsprint prices were significantly lower than in the first quarter of 1999. The company expects newsprint prices to rise modestly, which will result in higher newsprint prices for the second half of 2000 versus the second half of 1999.

Newspaper operating income increased $59.8 million or 24%, reflecting strong advertising gains throughout the group, particularly in national and classified advertising, very strong operating results at USA TODAY, lower newsprint prices, and the positive impact of the recently acquired Newsquest properties.

TELEVISION

Reported television revenues increased $5.6 million or 3% for the quarter, while operating costs increased $5.2 million or 5%. On a pro forma basis, television station revenues increased 2%. Pro forma local revenues decreased 3%, while national revenues increased 11%. Reported television operating income increased $0.4 million or 1% for the quarter. Television comparisons continue to be impacted by the exchange of Gannett's station in Austin, TX, for a station in Sacramento, CA, plus other consideration, which occurred in June 1999.

On March 17, 2000, the company completed the acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Florida. Gannett continues to own and operate WTLV-TV, the NBC affiliate in Jacksonville. This transaction is not expected to materially affect the operating results of the company. Gannett Television now consists of 22 television stations reaching 17.4 percent of the U.S. television market.

NON-OPERATING INCOME AND EXPENSE/PROVISION
FOR INCOME TAXES

Interest expense increased $3.6 million or 22% for the quarter, reflecting increased commercial paper borrowings due to the 1999 Newsquest acquisition and 1999 and 2000 share repurchases. This increase, however, was tempered by the pay-down of commercial paper borrowings during the first quarter from proceeds of the sale of the cable division and from operating cash flows. Non-operating expense for the first quarter reflected costs associated with minority investments in internet businesses, net of interest earned from cable sale proceeds invested in marketable securities.

The company's effective income tax rate was 39.6% for the quarter versus 39.8% for the same period last year, reflecting lower state taxes and the diminished impact of the amortization of non-deductible intangible assets.

NET INCOME

Income from continuing operations rose $33.0 million or 19% for the quarter. Diluted earnings per share from continuing operations rose to $0.74 from $0.61 per share, a 22% increase.

Net income including discontinued operations totaled $950.2 million for the first quarter. Income per share (diluted), including discontinued operations, was $3.44 for the quarter compared to $0.64 in 1999. Discontinued operations, including the after-tax gain on the sale of the cable division and the after-tax earnings of cable for the weeks leading up to the sale, totaled $747.1 million or $2.70 per diluted share.

The weighted average number of diluted shares outstanding in the quarter totaled 276,207,000, compared to 281,677,000 for the first quarter of 1999. On February 1, 2000, the company announced that its Board approved a new $500 million share repurchase authorization. On February 23, 2000, having used a substantial portion of that authorization, the Board approved an additional $500 million for share repurchases. During the first quarter of 2000, the company repurchased approximately 11.7 million shares of common stock at a cost of approximately $776.4 million. These stock repurchases were partially offset by shares issued upon the exercise of stock options and settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period. Further share repurchases under the Board's authorization have been completed in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business Segment Information totaled $437.9 million for the first three months of 2000, compared with $362.2 million for the same period of 1999, a 21% increase, reflecting strong overall operating results and the acquisition of Newsquest.

Capital expenditures for the quarter totaled $44.2 million, compared to $40.9 million in 1999. The company's debt was reduced by $1.8 billion during the quarter and cash and marketable securities increased by $347.2 million, reflecting the use of proceeds from the sale of the cable division. The sale also resulted in significant decreases in the company's excess of acquisition cost over the value of assets acquired and its property, plant and equipment. Current liabilities exceed current assets at the end of the first quarter primarily as a result of income taxes due on the gain from the sale of the cable division that will be paid in the second quarter. This income tax payment is expected to be funded principally from the liquidation of marketable securities and from commercial paper borrowings.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled $1.5 million at the end of the first quarter versus $14.3 million at the end of 1999, reflecting a weakening of the British pound against the U.S. dollar since the end of the year. Newsquest's assets and liabilities at March 26, 2000, were translated from British pounds to U.S. dollars at an exchange rate of $1.59. Newsquest's operating results during the first quarter were translated at the average rate of $1.60.

The company's regular quarterly dividend of $0.21 per share was declared in the first quarter of 2000. Dividends declared totaled $56.8 million. In May 2000, the company also declared a quarterly dividend of $0.21 per share payable on July 3, 2000.

In May 2000, the company's shareholders approved an amendment to the company's certificate of incorporation to increase the authorized number of shares to 802,000,000 of which 800,000,000 shares shall be common stock and 2,000,000 shares shall be preferred stock, both with a $1 par value. Refer to Exhibit 3.1 for additional information.

Also in May 2000, the company announced that its board of directors approved an amendment to its Shareholder Rights Plan to extend the expiration date of the Rights to May 31, 2010 and increase the initial exercise price of each Preferred Stock Purchase Right to $280. Refer to the 8-K filed by the company on May 2, 2000 for additional information.

OTHER MATTERS

In May 2000, the company announced that Douglas H.
McCorkindale would succeed John J. Curley as chief executive officer on June 1. Curley will continue as chairman until he retires early next year when he is 62. McCorkindale, who is 60, is president and vice chairman. He will continue to hold those titles until Curley retires when McCorkindale becomes chairman, president and CEO.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING
STATEMENTS

Certain statements in the company's 1999 Annual Report to Shareholders, its Annual Report on Form 10-K, and in this Quarterly Report contain forward-looking information. The words "expect," "intend," "believe," "anticipate," likely," "will" and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

Potential risks and uncertainties which could adversely affect the company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper or television markets leading to decreased circulation or local, national or classified advertising;
(c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; and (i) a weakening in the British pound to U.S. dollar exchange rate.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           March 26, 2000     Dec. 26, 1999
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        59,571    $       46,148
Marketable securities                                             333,757                12
Trade receivables, less allowance
     (2000 - $29,288; 1999 - $30,694)                             695,996           800,682
Inventories                                                        99,272            95,014
Prepaid expenses and other receivables                             93,727           133,366
                                                          ----------------   ---------------
Total current assets                                            1,282,323         1,075,222
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            3,475,861         3,883,912
Less accumulated depreciation                                  (1,591,080)       (1,660,060)
                                                          ----------------   ---------------
Net property, plant and equipment                               1,884,781         2,223,852
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         4,715,355         5,398,227
Investments and other assets                                      323,702           309,145
                                                          ----------------   ---------------
Total intangible and other assets                               5,039,057         5,707,372
                                                          ----------------   ---------------
Total assets                                              $     8,206,161    $    9,006,446
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
     contracts payable                                    $       305,756    $      348,589
Compensation, interest and other accruals                         233,498           271,495
Dividend payable                                                   56,755            58,297
Income taxes                                                    1,180,093            77,553
Deferred income                                                   117,277           127,844
                                                          ----------------   ---------------
Total current liabilities                                       1,893,379           883,778
                                                          ----------------   ---------------
Deferred income taxes                                             363,137           479,547
Long-term debt, less current portion                              650,492         2,463,250
Postretirement medical and life insurance liabilities             304,061           304,400
Other long-term liabilities                                       255,688           245,825
                                                          ----------------   ---------------
Total liabilities                                               3,466,757         4,376,800
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421           324,421
Additional paid-in capital                                        154,413           153,267
Retained earnings                                               6,398,147         5,504,810
Accumulated other comprehensive income                              9,895            25,377
                                                          ----------------   ---------------
Total                                                           6,886,876         6,007,875
                                                          ----------------   ---------------
Less treasury stock - 57,921,208 shares and
     46,494,301 shares respectively, at cost                   (2,129,867)       (1,359,263)
Deferred compensation related to ESOP                             (17,605)          (18,966)
                                                          ----------------   ---------------
Total shareholders' equity                                      4,739,404         4,629,646
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $     8,206,161    $    9,006,446
                                                          ================   ===============


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                            Thirteen weeks ended         % Inc
                                       March 26, 2000  March 28, 1999    (Dec)
                                        -------------   -------------    -----
Net Operating Revenues:
Newspaper advertising                   $    873,789    $   720,551       21.3
Newspaper circulation                        267,062        253,357        5.4
Television                                   166,789        161,194        3.5
Other                                         56,803         50,837       11.7
                                        -------------   ------------     -----
Total                                      1,364,443      1,185,939       15.1

Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation (1)              700,696        629,881       11.2
Selling, general and administrative
  expenses, exclusive of
  depreciation (1)                           225,855        193,837       16.5
Depreciation                                  46,608         42,715        9.1
Amortization of intangible assets             33,766         22,914       47.4
                                        -------------   ------------     -----
Total                                      1,006,925        889,347       13.2
                                        -------------   ------------     -----
Operating income                             357,518        296,592       20.5

Non-operating income (expense):
Interest expense                             (20,175)       (16,592)      21.6
Other                                         (1,326)         2,368        --
                                        -------------   ------------     -----
Total                                        (21,501)       (14,224)      51.2

Income before income taxes                   336,017        282,368       19.0
Provision for income taxes                   133,000        112,400       18.3
                                        -------------   ------------     -----
Income from continuing operations            203,017        169,968       19.4
Discontinued operations:
  Income from the operation of
    discontinued operations, net of tax        2,437          8,925      (72.7)
  Gain on sale of cable business,
    net of tax                               744,700                       --
                                        -------------   ------------     -----
Net income                              $    950,154    $   178,893        --
                                        =============   ============     =====

Earnings from continuing
operations per share-basic                     $0.74          $0.61       21.8

Earnings from discontinued operations:
  Earnings from the operation of
  discontinued operations per
  share-basic                                  $0.01          $0.03      (72.2)

  Gains on sale of cable business
  per share-basic                              $2.72                       --
                                               -----          -----      -----

Net income per share-basic                     $3.47          $0.64        --
                                               =====          =====      =====

Earnings from continuing
operations per share-diluted                   $0.74          $0.61       21.8

Earnings from discounted operations:
  Earnings from the operation of
  discountinued operations per
  share-diluted                                $0.01          $0.03      (72.2)

  Gain on sale of cable business
  per share-diluted                            $2.69                       --
                                               -----          -----      -----

Net income per share-diluted                   $3.44          $0.64        --
                                               =====          =====      =====

Dividends per share                            $0.21          $0.20        5.0
                                               =====          =====      =====


(1) Certain 1999 amounts have been reclassified to conform with the current year presentation.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                             Thirteen weeks ended
                                                       March 26, 2000   March 28, 1999
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    950,154     $     178,893
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                  (2,437)           (8,925)
    Depreciation                                             46,608            43,435
    Amortization of intangibles                              33,766            23,262
    Deferred income taxes                                  (116,410)            3,498
    Other, net                                             (491,929)          141,099
                                                           ---------         ---------
  Net cash flow from operating activities                   419,752           381,262
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (44,224)          (40,918)
  Payments for acquisitions, net of cash acquired           (89,384)             (500)
  Change in other investments                               (12,899)           (5,666)
  Proceeds from sale of certain assets                    2,714,362             2,500
  Collection of long-term receivables                         1,900                 0
                                                           ---------         ---------
  Net cash provided by (used for) investing activities    2,569,755           (44,584)
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt                              (1,812,758)         (315,717)
  Dividends paid                                            (58,358)          (55,694)
  Cost of common shares repurchased                        (776,410)                0
  Proceeds from issuance of common stock                      5,378             5,782
                                                           ---------         ---------
  Net cash used for financing activities                 (2,642,148)         (365,629)
                                                           ---------         ---------
Effect of currency exchange rate change                        (191)
                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents        347,168           (28,951)
Balance of cash and cash equivalents at
  beginning of year                                          46,160            66,187
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $    393,328     $      37,236
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended       % Inc
                                      March 26, 2000   March 28, 1999  (Dec)
                                      --------------   --------------   -----
Operating Revenues:
Newspaper publishing                     $1,197,654      $1,024,745      16.9
Television                                  166,789         161,194       3.5
                                      -------------    ------------     -----
Total                                    $1,364,443      $1,185,939      15.1
                                      =============    ============     =====

Operating Income (net of
   depreciation and amortization):
Newspaper publishing                       $307,435        $247,675      24.1
Television                                   66,127          65,717       0.6
Corporate                                   (16,044)        (16,800)      4.5
                                      -------------    ------------     -----
Total                                      $357,518        $296,592      20.5
                                      =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                        $62,289         $47,697      30.6
Television                                   16,126          15,708       2.7
Corporate                                     1,959           2,224     (11.9)
                                      -------------    ------------     -----
Total                                       $80,374         $65,629      22.5
                                      =============    ============     =====

Operating Cash Flow:
Newspaper publishing                       $369,724        $295,372      25.2
Television                                   82,253          81,425       1.0
Corporate                                   (14,085)        (14,576)      3.4
                                      -------------    ------------     -----
Total                                      $437,892        $362,221      20.9
                                      =============    ============     =====

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 26, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 26, 2000, and the comparative period of 1999, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard is effective for fiscal periods beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.


3.  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting comprehensive income. Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Comprehensive income totaled $934.7 million for the first quarter. Other comprehensive income relates to foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of tax. The accumulated other comprehensive income was net of a deferred income tax liability of $6.3 million at March 26, 2000.


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

            (b)  (i)  Current Report on Form 8-K dated February 15, 2000, in connection with the company's sale of its cable business.


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.


Dated: May 4, 2000                   By: /s/George R. Gavagan
                                        ------------------------------------
                                        George R. Gavagan
                                        Vice President and Controller


Dated: May 4, 2000                   By: /s/Thomas L. Chapple
                                        ------------------------------------
                                        Thomas L. Chapple
                                        Senior Vice President, General
                                        Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number  Exhibit                          Location

3-1     Second Restated Certificate      Incorporated by reference to Exhibit
        of Incorporation of Gannett Co., 3-1 to Gannett Co., Inc.'s Form 10-K
        Inc.                             for the fiscal year ended December 26,
                                         1993 ("1993 Form 10-K").  Amendment
                                         incorporated by reference to Exhibit
                                         3-1 to the 1993 Form 10-K.  Amendment
                                         dated May 2, 2000, attached.

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

4-8     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.
                                         Amendment incorporated by reference
                                         to Gannett Co., Inc.'s Form 8-K
                                         filed on May 2, 2000.

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

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-5 to Gannett Co., Inc.'s Form 10-K
                                         for the fiscal year ended
                                         December 26, 1999.

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