Form 10-Q
period 2000-06-25
GANNETT CO INC /DE/
filed 2000-08-09
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       June 25, 2000 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 25, 2000 was 263,633,808.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS

ACQUISITIONS

On May 5, 2000, Gannett U.K. Limited ("Gannett UK"), a wholly owned subsidiary of Gannett Co., Inc. ("the company"), made a cash offer to acquire the entire issued and to be issued share capital of News Communications & Media PLC ("Newscom"). Pursuant to the Offer, Newscom shareholders elected to receive 1800 pence (US $28.44) per share in cash or Loan Notes, valuing the entire issued share capital of Newscom at approximately 444 million British pounds (US $702 million). Gannett UK also financed the repayment of Newcom's existing debt. On June 5, 2000, pursuant to the Offer Document, Gannett UK declared the Offer unconditional in all respects, and shortly thereafter, Gannett UK effectively owned 100% of Newscom shares. The acquisition was recorded under the purchase method of accounting and Newscom's results of operations are included in the company's second quarter financial statements from June 5, 2000, onward.

On July 21, 2000, the company concluded the acquisition of 19 daily newspapers as well as numerous weekly and niche publications from Thomson Newspapers Inc. for an aggregate purchase price of $1.036 billion. The company acquired strategic marketing groups in Wisconsin (eight dailies) and Central Ohio (eight dailies), and acquired single daily newspapers in Lafayette, LA; Salisbury, MD; and St. George, UT. This acquisition will be accounted for under the purchase method of accounting beginning in the third quarter.

On June 28, 2000, the company and Central Newspapers, Inc. ("Central"), announced that they had entered into a definitive agreement for the company's acquisition of Central for an approximate cash purchase price of $2.6 billion. In connection with the acquisition, a subsidiary of the company made a cash tender offer to purchase any and all of Central's Class A and B stock at prices of $64.00 and $6.40 per share, respectively. The company also agreed to assume or retire all of Central's existing debt of approximately $206 million. On August 1, 2000, the company announced that it had assumed control of Central's operations. Approximately 98.1% of the Class A stock and 99.9% of the Class B stock were validly tendered prior to the expiration of the company's tender offer, and all such shares have been accepted for purchase in accordance with the terms of the offer. This acquisition will be accounted for under the purchase method of accounting beginning in the third quarter.

EARNINGS SUMMARY

Quarter

Operating income from continuing operations for the second quarter of 2000 rose $51.6 million or 13%. Newspaper publishing earnings were up $48.7 million or 15% for the quarter, reflecting continued strong classified and national advertising demand and the positive impact of Newsquest plc ("Newsquest") and Newscom, U.K. based newspaper companies acquired in July 1999 and June 2000, respectively. Television earnings were up $2.8 million or 3% for the quarter.

Results in the second quarter of 1999 included a $55 million net pre-tax gain from the exchange of KVUE-TV in Austin, Texas, for KXTV-TV in Sacramento, California, plus other consideration.

Income from continuing operations excluding this gain was up $30.9 million or 13% for the quarter, and earnings per share (diluted) rose to $1.00 from $0.84, a 19% increase. A presentation of second quarter earnings excluding the net non-operating gain from the television exchange and excluding discontinued operations follows:

                                        Earnings Summary Excluding
                                       1999 Net Non-operating Gain
                                       and Discontinued Operations

                                      Thirteen weeks ended        % Inc
                                 June 25, 2000   June 27, 1999    (Dec)

Operating income                 $    454,681    $    403,111      12.8

Non-operating income (expense):
Interest expense                      (22,666)        (13,852)     63.6
Other                                   7,947             775       ---
                                 -------------   -------------     ----
Total                                 (14,719)        (13,077)     12.6
                                 -------------   -------------     ----
Income before income taxes            439,962         390,034      12.8
Provision for income taxes            174,200         155,200      12.2
                                 -------------   -------------     ----
Income from continuing
operations                       $    265,762    $    234,834      13.2
                                 ============    ============      ====

Earnings from continuing
operations per share basic              $1.01           $0.84      20.2
                                        =====           =====      ====
Earnings from continuing
operations per share diluted            $1.00           $0.84      19.0
                                        =====           =====      ====


Year-to-date

Operating income from continuing operations for the first six months of 2000 rose $112.5 million or 16%. Newspaper publishing earnings were up $108.5 million or 19%, and television earnings were up $3.2 million or 2%.

Income from continuing operations excluding the gain from the exchange of television stations referred to above rose $64.0 million or 16% for the year-to-date, and earnings per share
(diluted) rose to $1.73 from $1.43, a 21% increase.

After-tax income from the operation of the cable division, which was sold on January 31, 2000, was $2.4 million, and the after-tax gain from the sale of the cable division was $744.7 million. In total, discontinued operations contributed $2.75 per share (diluted). Net income for the year-to-date was $4.48 per share (diluted). A presentation of year-to-date earnings excluding the net non-operating gain from the television exchange and excluding discontinued operations follows:

                                        Earnings Summary Excluding
                                       1999 Net Non-operating Gain
                                       and Discontinued Operations

                                     Twenty-six weeks ended       % Inc
                                 June 25, 2000   June 27, 1999    (Dec)

Operating income                 $    812,199    $    699,703      16.1

Non-operating income (expense):
Interest expense                      (42,841)        (30,444)     40.7
Other                                   6,621           3,143     110.7
                                 -------------   -------------     ----
Total                                 (36,220)        (27,301)     32.7
                                 -------------   -------------     ----
Income before income taxes            775,979         672,402      15.4
Provision for income taxes            307,200         267,600      14.8
                                 -------------   -------------     ----
Income from continuing
operations                       $    468,779    $    404,802      15.8
                                 ============    ============      ====

Earnings from continuing
operations per share basic              $1.74           $1.44      20.8
                                        =====           =====      ====
Earnings from continuing
operations per share diluted            $1.73           $1.43      21.0
                                        =====           =====      ====


NEWSPAPERS

The company completed the acquisition of Newsquest and Newscom in July 1999 and June 2000, respectively. These acquisitions have had a significant impact on operating results comparisons for the first six months of 2000 versus the first six months of 1999.

Reported newspaper publishing revenues rose $199.6 million or 18% in the second quarter and $372.6 million or 18% for the year-to-date, reflecting strong domestic advertising demand and the impact of revenues at the Newsquest and Newscom properties. Newspaper advertising revenues increased $168.6 million or 21% for the second quarter and $321.9 million or 21% for the year-to-date.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including the newly acquired Newsquest and Newscom properties, for the second quarter and the first six months of 2000 and 1999. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for Newsquest and Newscom publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Second quarter:                   2000         1999    % Change
---------------                 --------     --------  --------

        Local                   $262,534     $257,891      2
        National                 183,445      167,670      9
        Classified               405,394      388,570      4
                                --------     --------    ----
        Total Run-of-Press       851,373      814,131      5

        Preprint and other
        advertising              132,346      118,851     11
                                --------     --------    ----
        Total ad revenue        $983,719     $932,982      5
                                ========     ========    ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second quarter:                   2000         1999    % Change
---------------                 --------     --------  --------

        Local                      8,547        8,604     (1)
        National                     993          866     15
        Classified                12,441       11,804      5
                                --------     --------    ----
        Total Run-of-Press
        linage                    21,981       21,274      3
                                ========     ========    ====

        Preprint distribution      1,958        1,805      8
                                ========     ========    ====


Advertising revenue, in thousands of dollars (pro forma)

Year-to-date:                     2000         1999    % Change
-------------                   --------     --------  --------

        Local                   $503,821     $502,319      0
        National                 352,062      313,938     12
        Classified               788,572      744,434      6
                               ---------    ---------    ----
        Total Run-of-Press     1,644,455    1,560,691      5

        Preprint and other
        advertising              250,075      227,770     10
                               ---------    ---------    ----
        Total ad revenue      $1,894,530   $1,788,461      6
                               =========    =========    ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date:                     2000         1999    % Change
-------------                   --------     --------  --------

        Local                     16,456       16,596     (1)
        National                   1,907        1,649     16
        Classified                23,813       22,213      7
                                --------     --------    ----
        Total Run-of-Press
        linage                    42,176       40,458      4
                                ========     ========    ====

        Preprint distribution      3,748        3,505      7
                                ========     ========    ====

Pro forma newspaper advertising revenues rose 5% for the quarter and 6% for the year-to-date. Local ad revenues increased 2% on a volume decrease of 1% for the quarter. Local ad revenues remained level for the year-to-date on a volume decrease of 1%. National ad revenues rose 9% on a volume increase of 15% for the quarter and rose 12% on a volume increase of 16% for the year-to-date. Classified ad revenues increased 4% on a volume increase of 5% for the quarter and rose 6% on a volume increase of 7% for the year-to-date. Most of the company's newspapers, including USA TODAY, recorded solid gains in advertising revenue. Classified gains were strongest in the employment category.

Reported newspaper circulation revenues increased by $15.4 million or 6% for the second quarter and $29.1 million or 6% for the year-to-date, reflecting the impact of the Newsquest and Newscom acquisitions. Pro forma net paid daily circulation for the company's local newspapers declined by less than 1% for the quarter and for the year-to-date. Sunday circulation was lower by 2% for the quarter and by 1% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,282,072 in the ABC Publisher's statement for the 26 weeks ended March 26, 2000, a 1.5 % increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $150.9 million or 20% for the second quarter and $264.1 million or 17% for the year-to-date, largely due to the added costs from the Newsquest and Newscom properties. In total, newsprint expense increased by 9% for the quarter and 3% for the year-to-date due to a 14% increase in consumption for the quarter and year-to-date, resulting primarily from usage related to the company's U.K. acquisitions. Newsprint prices were lower than in 1999 for both the quarter and year-to-date. However, the company expects a rise in newsprint prices, which will result in higher newsprint prices for the second half of 2000 versus the second half of 1999.

Newspaper operating income increased $48.7 million or 15% for the quarter and $108.5 million or 19% for the year-to-date, reflecting strong advertising gains throughout the group, particularly in national and classified advertising, lower newsprint prices, and the positive impact of the recently acquired Newsquest and Newscom properties.

TELEVISION

Reported television revenues increased $10.9 million or 6% for the second quarter, while operating costs increased $8.1 million or 8%. Television revenues increased $16.5 million or 5% for the year-to-date, and operating costs increased $13.3 million or 7%. Reported results include the March 2000 acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Florida. On a pro forma basis, television station revenues increased 5% for the quarter and 4% for the year-to-date.
Pro forma local revenues increased 2% for the quarter and decreased 1% for the year-to-date, while national revenues increased 12% for the quarter and 11% for the year-to-date. Reported television operating income increased $2.8 million or 3% for the quarter and $3.2 million or 2% for the year-to-date. Television comparisons continue to be impacted by the exchange of Gannett's station in Austin, TX, for a station in Sacramento, CA, plus other consideration, which occurred in June 1999. Gannett Television now consists of 22 television stations reaching 17.4 percent of the U.S. television market.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense increased $8.8 million or 64% for the second quarter and $12.4 million or 41% for the year-to-date, reflecting increased commercial paper borrowings due to the 1999 Newsquest acquisition, the Newscom acquisition in the second quarter of 2000, and share repurchases. The increase, however, was tempered by the pay-down of commercial paper borrowings during the first half of 2000 from the net proceeds on the sale of the cable division and from operating cash flows. Other non-operating income in the second quarter of 1999 reflected the $55 million net pre-tax gain resulting from the exchange of television stations discussed above.

The company's effective income tax rate was 39.6% for the second quarter and year-to-date, versus 39.8% for the same periods last year, reflecting lower state taxes and the diminished impact of the amortization of non-deductible intangible assets.

INCOME FROM CONTINUING OPERATIONS/NET INCOME

Income from continuing operations, excluding the 1999 gain from the exchange of television stations discussed above, increased $30.9 million or 13% for the quarter and $64.0 or 16% for the year-to-date. Diluted earnings per share from continuing operations excluding the 1999 gain rose to $1.00 from $0.84 for the second quarter, a 19% increase, and to $1.73 from $1.43 for the year-to-date, a 21% increase.

Net income totaled $265.8 million for the second quarter and $1,215.9 million for the year-to-date. Net income per share (diluted), including discontinued operations, was $1.00 for the quarter compared to $0.98 in 1999 and $4.48 for the year-to-date compared to $1.62 in 1999.

The weighted average number of diluted shares outstanding in the second quarter totaled 266,294,000, compared to 282,212,000 for the second quarter of 1999. The weighted average number of diluted shares outstanding for the first six months of 2000 totaled 271,234,000, compared to 281,949,000 for the first six months of 1999.

On February 1, 2000, the company announced that its Board approved a new $500 million share repurchase authorization.
On February 23, 2000, having used a substantial portion of that authorization, the Board approved an additional $500 million for share repurchases. During the first six months of 2000, the company repurchased approximately 14.7 million shares of common stock at a cost of approximately $967.2 million. These stock repurchases were partially offset by shares issued upon the exercise of stock options and settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets) as reported in the accompanying Business
Segment Information totaled $537.1 million for the second quarter of 2000, compared with $468.4 million for the same period of 1999, a 15% increase, and $975.0 million for the first six months of 2000, compared with $830.6 million for the first six months of 1999, a 17% increase, reflecting strong overall operating results and the acquisitions of Newsquest and Newscom.

Capital expenditures totaled $78.0 million for the second quarter and $122.2 million for the year-to-date, compared to $62.8 million for the second quarter of 1999 and $103.7 million for the first six months of 1999. The company's debt decreased by $113.1 million during the first six months of 2000, reflecting the use of operating cash flows and net proceeds from the sale of the cable division, net of borrowings for the Newscom acquisition and significant share repurchases.

The company's debt increased significantly early in the third quarter of 2000 as a result of the acquisition of publications from Thomson Newspapers, Inc., and the acquisition of Central Newspapers, Inc. These acquisitions were funded with commercial paper, backed up by a $3 billion Competitive Advance and Revolving Credit Agreement, which is attached to this Form 10-Q as an exhibit.

The cable division sale and the Newscom acquisition resulted in significant changes in the company's excess of acquisition cost over the value of assets acquired and its property, plant and equipment. The company's assets were also significantly impacted early in the third quarter of 2000 by the acquisition of publications from Thomson Newspapers, Inc., and the acquisition of Central Newspapers, Inc.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($57.6 million) at the end of the second quarter versus $14.3 million at the end of 1999, reflecting a weakening of the British pound against the U.S. dollar since the end of the year. Newsquest and Newscom assets and liabilities at June 25, 2000, were translated from British pounds to U.S. dollars at an exchange rate of $1.50. Newsquest and Newscom operating results were translated at an average rate of $1.54 for the second quarter and $1.57 for the year-to-date.

The company's regular quarterly dividend of $0.21 per share was declared in the second quarter of 2000. Dividends declared totaled $55.4 million for the second quarter and $112.2 million for the year-to-date.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in the company's 1999 Annual Report to Shareholders, its Annual Report on Form 10-K, its first quarter Report on Form 10-Q, and in this Quarterly Report contain forward-looking information. The words expect, intend, believe, anticipate, likely, will and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           June 25, 2000      Dec. 26, 1999
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        54,329    $       46,148
Marketable securities                                             263,326                12
Trade receivables, less allowance
   (2000 - $34,539; 1999 - $30,694)                               779,393           800,682
Inventories                                                       102,325            95,014
Prepaid expenses and other receivables                             84,316           133,366
                                                          ----------------   ---------------
Total current assets                                            1,283,689         1,075,222
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            3,664,950         3,883,912
Less accumulated depreciation                                  (1,635,844)       (1,660,060)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,029,106         2,223,852
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
   assets acquired, less amortization                           5,270,574         5,398,227
Investments and other assets                                      340,799           309,145
                                                          ----------------   ---------------
Total intangible and other assets                               5,611,373         5,707,372
                                                          ----------------   ---------------
Total assets                                              $     8,924,168    $    9,006,446
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       390,125    $      348,589
Compensation, interest and other accruals                         247,456           271,495
Dividend payable                                                   55,560            58,297
Income taxes                                                      178,796            77,553
Deferred income                                                   117,297           127,844
                                                          ----------------   ---------------
Total current liabilities                                         989,234           883,778
                                                          ----------------   ---------------
Deferred income taxes                                             326,932           479,547
Long-term debt, less current portion                            2,350,107         2,463,250
Postretirement medical and life insurance liabilities             303,500           304,400
Other long-term liabilities                                       254,965           245,825
                                                          ----------------   ---------------
Total liabilities                                               4,224,738         4,376,800
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
   400,000,000; issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        155,818           153,267
Retained earnings                                               6,608,550         5,504,810
Accumulated other comprehensive income                            (54,170)           25,377
                                                          ----------------   ---------------
Total                                                           7,034,619         6,007,875
                                                          ----------------   ---------------
Less treasury stock - 60,786,924 shares and
   46,494,301 shares respectively, at cost                     (2,318,739)       (1,359,263)
Deferred compensation related to ESOP                             (16,450)          (18,966)
                                                          ----------------   ---------------
Total shareholders' equity                                      4,699,430         4,629,646
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $     8,924,168    $    9,006,446
                                                          ================   ===============


CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                          Thirteen weeks ended          % Inc
                                      June 25, 2000  June 27, 1999      (Dec)
Net Operating Revenues:
Newspaper advertising                 $     956,895  $     788,274       21.4
Newspaper circulation                       264,165        248,812        6.2
Television                                  205,413        194,480        5.6
Other                                        63,727         48,052       32.6
                                      -------------  -------------     ------
Total                                     1,490,200      1,279,618       16.5

Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation (1)             715,655        615,083       16.4
Selling, general and administrative
  expenses, exclusive of
  depreciation (1)                          237,415        196,124       21.1
Depreciation                                 47,070         42,130       11.7
Amortization of intangible assets            35,379         23,170       52.7
                                      -------------  -------------     ------
Total                                     1,035,519        876,507       18.1
                                      -------------  -------------     ------
Operating income                            454,681        403,111       12.8

Non-operating income (expense):
Interest expense                            (22,666)       (13,852)      63.6
Other (2)                                     7,947         55,305       ----
                                      -------------  -------------     ------
Total                                       (14,719)        41,453       ----
                                      -------------  -------------     ------
Income before income taxes                  439,962        444,564       (1.0)
Provision for income taxes                  174,200        176,950       (1.6)
                                      -------------  -------------     ------
Income from continuing operations     $     265,762  $     267,614       (0.7)

Discontinued Operations:
  Income from the operation of
  discontinued operations, net of tax                        9,356       ----
                                      -------------  -------------     ------
Net income                            $     265,762  $     276,970       (4.0)
                                      =============  =============     ======


Earnings from continuing
operations per share-basic                    $1.01          $0.96        5.2

Earnings from discontinued operations:
  Discontinued operations per
  share-basic                                                $0.03       ----
                                              -----          -----     ------
Net income per share-basic                    $1.01          $0.99        2.0
                                              =====          =====     ======

Earnings from continuing
operations per share-diluted                  $1.00          $0.95        5.3

Earnings from discontinued operations:
  Discontinued operations per
  share-diluted                                              $0.03       ----
                                              -----          -----     ------
Net income per share-diluted                  $1.00          $0.98        2.0
                                              =====          =====     ======

Dividends per share                           $0.21          $0.20        5.0
                                              =====          =====     ======


(1) Certain 1999 amounts have been reclassified to conform with the current year presentation.

(2) 1999 results include a net non-operating gain principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California.
    See Management's Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                         Twenty-six weeks ended         % Inc
                                      June 25, 2000  June 27, 1999      (Dec)
Net Operating Revenues:
Newspaper advertising                 $   1,830,684  $   1,508,825       21.3
Newspaper circulation                       531,227        502,169        5.8
Television                                  372,202        355,674        4.6
Other                                       120,530         98,889       21.9
                                      -------------  -------------     ------
Total                                     2,854,643      2,465,557       15.8

Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation (1)           1,416,351      1,244,964       13.8
Selling, general and administrative
  expenses, exclusive of
  depreciation (1)                          463,270        389,961       18.8
Depreciation                                 93,678         84,845       10.4
Amortization of intangible assets            69,145         46,084       50.0
                                      -------------  -------------     ------
Total                                     2,042,444      1,765,854       15.7
                                      -------------  -------------     ------
Operating income                            812,199        699,703       16.1

Non-operating income (expense):
Interest expense                            (42,841)       (30,444)      40.7
Other (2)                                     6,621         57,673       ----
                                      -------------  -------------     ------
Total                                       (36,220)        27,229       ----
                                      -------------  -------------     ------
Income before income taxes                  775,979        726,932        6.7
Provision for income taxes                  307,200        289,350        6.2
                                      -------------  -------------     ------
Income from continuing operations     $     468,779  $     437,582        7.1

Discontinued Operations:
  Income from the operation of
  discontinued operations, net of tax         2,437         18,281      (86.7)
Gain on sale of cable business,
  net of tax                                744,700                      ----
                                      -------------  -------------     ------
Net income                            $   1,215,916  $     455,863      166.7
                                      =============  =============     ======


Earnings from continuing
operations per share-basic                    $1.74          $1.56       11.5

Earnings from discontinued operations:
  Discontinued operations per
  share-basic                                 $0.01          $0.07      (85.7)

  Gain on sale of cable division
  per share-basic                             $2.77                      ----
                                              -----          -----     ------
Net income per share-basic                    $4.52          $1.63       ----
                                              =====          =====     ======

Earnings from continuing
operations per share-diluted                  $1.73          $1.55       11.6

Earnings from discontinued operations:
  Discontinued operations per
  share-diluted                               $0.01          $0.07      (85.7)

  Gain on sale of cable division
  per share-diluted                           $2.74                      ----
                                              -----          -----     ------
Net income per share-diluted                  $4.48          $1.62       ----
                                              =====          =====     ======

Dividends per share                           $0.42          $0.40        5.0
                                              =====          =====     ======


(1) Certain 1999 amounts have been reclassified to conform with the current year presentation.

(2) 1999 results include a net non-operating gain principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California.
    See Management's Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                            Twenty-six weeks ended
                                                       June 25, 2000     June 27, 1999
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $  1,215,916     $     455,863
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                (747,137)          (18,281)
    Income taxes on sale of cable division                 (889,301)                0
    Depreciation                                             93,678            84,845
    Amortization of intangibles                              69,145            46,084
    Deferred income taxes                                  (165,565)           24,914
    Other, net                                              153,822           (26,838)
                                                           ---------         ---------
  Net cash flow (used for) provided by
    operating activities                                   (269,442)           566,587
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (122,206)         (103,680)
  Payments for acquisitions, net of cash acquired          (543,110)          (30,915)
  Change in other investments                               (42,969)           (9,444)
  Proceeds from sale of certain assets                    2,714,362            38,450
  Collection of long-term receivables                         1,900             8,178
                                                           ---------         ---------
  Net cash provided by (used for) investing activities    2,007,977           (97,411)
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt                                (392,588)         (357,519)
  Dividends paid                                           (114,913)         (111,654)
  Cost of common shares repurchased                        (967,242)                0
  Proceeds from issuance of common stock                      8,697            15,645
                                                           ---------         ---------
  Net cash used for financing activities                 (1,466,046)         (453,528)
                                                           ---------         ---------
Effect of currency exchange rate change                        (994)                0
                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents        271,495            15,648
Balance of cash and cash equivalents at
  beginning of year                                          46,160            66,187
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                 $   317,655     $      81,835
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars


                                      Thirteen weeks ended       % Inc
                                 June 25, 2000   June 27, 1999   (Dec)

Operating Revenues:
Newspaper publishing             $   1,284,787   $   1,085,138   18.4
Broadcasting                           205,413         194,480    5.6
                                 -------------   -------------  ------
Total                            $   1,490,200   $   1,279,618   16.5
                                 =============   =============  ======

Operating Income
(net of depreciation and
amortization):
Newspaper publishing             $     369,231   $     320,502   15.2
Broadcasting                           101,870          99,035    2.9
Corporate                              (16,420)        (16,426)   0.0
                                 -------------   -------------  ------
Total                            $     454,681   $     403,111   12.8
                                 =============   =============  ======

Depreciation and Amortization:
Newspaper publishing             $      63,243   $      46,682   35.5
Broadcasting                            16,909          16,068    5.2
Corporate                                2,297           2,550   (9.9)
                                 -------------   -------------  ------
Total                            $      82,449   $      65,300   26.3
                                 =============   =============  ======

Operating Cash Flow:
Newspaper publishing             $     432,474   $     367,184   17.8
Broadcasting                           118,779         115,103    3.2
Corporate                              (14,123)        (13,876)  (1.8)
                                 -------------   -------------  ------
Total                            $     537,130   $     468,411   14.7
                                 =============   =============  ======

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                      Twenty-six weeks ended      % Inc
                                    June 25, 2000  June 27, 1999   (Dec)

Operating Revenues:
Newspaper publishing                $   2,482,441  $   2,109,883   17.7
Broadcasting                              372,202        355,674    4.6
                                    -------------  -------------  ------
Total                               $   2,854,643  $   2,465,557   15.8
                                    =============  =============  ======

Operating Income
(net of depreciation
and amortization):
Newspaper publishing                $     676,666  $     568,177   19.1
Broadcasting                              167,997        164,752    2.0
Corporate                                 (32,464)       (33,226)   2.3
                                    -------------  -------------  ------
Total                               $     812,199  $     699,703   16.1
                                    =============  =============  ======

Depreciation and Amortization:
Newspaper publishing                $     125,532  $      94,379   33.0
Broadcasting                               33,035         31,776    4.0
Corporate                                   4,256          4,774  (10.9)
                                    -------------  -------------  ------
Total                               $     162,823  $     130,929   24.4
                                    =============  =============  ======

Operating Cash Flow:
Newspaper publishing                $     802,198  $     662,556   21.1
Broadcasting                              201,032        196,528    2.3
Corporate                                 (28,208)       (28,452)   0.9
                                    -------------  -------------  ------
Total                               $     975,022  $     830,632   17.4
                                    =============  =============  ======

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 25, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13 and 26-week periods ended June 25, 2000, and the comparative periods of 1999, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

2.  Accounting Standards

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. It was amended in June 1999 by SFAS No. 137, which provides that the standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard, as further amended by SFAS No. 138, is not expected to have a material effect on the company's results of operations or financial position.


3.  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting comprehensive income. Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Comprehensive income totaled $201.7 million for the second quarter and $1,136.4 million for the year-to-date. Other comprehensive income relates to foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of tax. The accumulated other comprehensive income was net of a deferred income tax asset of $25.0 million for the second quarter and an asset of $31.0 million for the year-to-date.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use British pounds as their functional currency, which is then translated into U.S. dollars.

PART II.   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securityholders

            (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 2, 2000.

            (b)  The following directors were elected at the meeting:

                 H. Jesse Arnelle               Drew Lewis
                 Karen Hastie Williams

                 The following directors' terms of office continued after the meeting:

                 Meredith A. Brokaw             John J. Curley
                 Stuart T.K. Ho                 Douglas H. McCorkindale
                 Samuel J. Palmisano

            (c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                              For          Withhold Authority

                 H. Jesse Arnelle          227,142,778           1,446,071
                 Drew Lewis                227,204,101           1,384,748
                 Karen Hastie Williams     207,594,914          20,993,935

                 (ii) The proposal to elect PricewaterhouseCoopers LLP as the company's independent auditor was approved. Tabulation of votes for the proposal is as follows:

                                               For       Against    Abstain

                 Election of independent
                 auditors                  227,643,555   314,005    631,289

                 (iii) The proposal to increase the number of authorized shares of the company's common stock was approved. Tabulation of votes for the proposal is as follows:

                                             For       Against     Abstain

                 Increase shares        205,729,773  21,940,121     918,955

                 (iv) The shareholder proposal concerning EEO policy and American Indians was defeated. Tabulation of votes for the proposal is as follows:

                                             For       Against     Abstain

                 Shareholder proposal    26,355,100  169,789,952  12,093,477


   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits.
                 See Exhibit Index for list of exhibits filed with this report.

            (b)  (i)   Current Report on Form 8-K dated February 15, 2000, in
                       connection with the company's sale of its cable business.

                 (ii) Current Report on Form 8-K dated May 2, 2000, in connection with the company's amendment of its Rights Plan Agreement.

                 (iii) Current Report on Form 8-K dated July 3, 2000, in
                       connection with the company's acquisition of Central Newspapers, Inc.


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GANNETT CO., INC.


Dated: August 9, 2000                   By:/s/George R. Gavagan
                                           ---------------------------------
                                           George R. Gavagan
                                           Vice President and Controller


Dated: August 9, 2000                   By: /s/Thomas L. Chapple
                                           ---------------------------------
                                           Thomas L. Chapple
                                           Senior Vice President, General
                                           Counsel and Secretary

               EXHIBIT INDEX

Exhibit
Number  Exhibit                          Location

3-1     Second Restated Certificate      Incorporated by reference to Exhibit
        of Incorporation of Gannett Co., 3-1 to Gannett Co., Inc.'s Form 10-K
        Inc.                             for the fiscal year ended December 26,
                                         1993 ("1993 Form 10-K").  Amendment
                                         incorporated by reference to Exhibit
                                         3-1 to the 1993 Form 10-K.  Amendment
                                         dated May 2, 2000, incorporated by
                                         reference to Gannett Co., Inc.'s Form
                                         10-Q for the fiscal quarter ended
                                         March 26, 2000.

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

4-10    $3,000,000,000 Competitive       Attached.
        Advance and Revolving Credit
        Agreement among Gannett Co.,
        Inc. and the Banks named
        therein.

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         incorporated by reference to Exhibit
                                         10-3 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended June 27, 1999.
                                         Amendment No. 10 attached.

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

27      Financial Data Schedules.        Attached.

99-1    Agreement of Plan and Merger     Incorporated by reference to Exhibit
        dated as of June 28, 2000,       2.1 to Central Newspaper, Inc.'s
        among Central Newspapers,        Form 8-K dated June 29, 2000
        Inc., Gannett Co., Inc., and
        Pacific and Southern
        Indiana Corp.


The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.