Form 10-Q
period 2000-09-24
GANNETT CO INC /DE/
filed 2000-11-08
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 24, 2000 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 24, 2000 was 263,692,168.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS

ACQUISITIONS AND EXCHANGES

On July 21, 2000, the company concluded the acquisition of 19 daily newspapers as well as numerous weekly and niche publications from Thomson
Newspapers, Inc., for an aggregate purchase price of $1.036 billion. The company acquired eight daily newspapers in Wisconsin, eight daily newspapers in Central Ohio, and single daily newspapers in Lafayette, LA; Salisbury, MD; and St. George, UT
(collectively, "Thomson").

The company completed its acquisition of Central
Newspapers, Inc. ("Central") on August 1, 2000, for an approximate cash purchase price of $2.6 billion.
The company also retired Central's existing debt of approximately $206 million. Central's properties include The Arizona Republic; The Indianapolis Star;
three other dailies in Indiana and one daily in Louisiana; a direct marketing business; CNI Ventures, an internet and technology investment management group; and other related media and information businesses.

Both acquisitions have been accounted for under the purchase method of accounting.

Early in the fourth quarter of 2000, the company contributed the assets of its newspapers, the Marin
Independent Journal and the Classified Gazette, to the California Newspapers Partnership in exchange for an increased ownership interest in the partnership.
The company has had an ownership interest in the partnership since March of 1999.

EARNINGS SUMMARY

Quarter

Operating income from continuing operations for the third quarter of 2000 rose $67.6 million or 19%.
Newspaper publishing earnings were up $56.4 million or 19% for the quarter, reflecting solid national and classified advertising demand and the positive impact of the Central and Thomson acquisitions, along with Newsquest plc ("Newsquest") and News Communications &
Media PLC ("Newscom"), U.K. based newspaper companies acquired in July 1999 and June 2000, respectively.
Television earnings were up $10.3 million or 16% for the quarter, largely due to increased political and Summer Olympics-related advertising demand.

Income from continuing operations was up $10.5 million or 5% for the quarter, and earnings per share from continuing operations (diluted) rose to $0.79 from $0.70, a 13% increase. Income from continuing operations was tempered by interest expense on funds borrowed to acquire the new properties.

Year-to-date

Operating income from continuing operations for the first nine months of 2000 rose $180.1 million or 17%.
Newspaper publishing earnings were up $164.9 million or 19%, and television earnings were up $13.5 million or 6%.

Results in the second quarter of 1999 included a $55 million net pre-tax gain from the exchange of KVUE-TV in Austin, Texas, for KXTV-TV in Sacramento,
California, plus other consideration. Absent this non-operating gain in 1999, income from continuing operations for the first nine months of 2000 rose
$74.5 million or 12%, and earnings per share
(diluted) rose to $2.51 from $2.14, a 17% increase.

After-tax income from the operation of the cable division, which was sold on January 31, 2000, was $2.4 million, and the after-tax gain from the sale of the cable division was $744.7 million. In total, discontinued operations contributed $2.78 per share
(diluted). Net income for the year-to-date was $5.29 per share (diluted). A presentation of year-to-date earnings excluding the net non-operating gain from the television exchange and excluding discontinued operations follows:

                                 Earnings Summary Excluding
                                 1999 Net Non-operating Gain
                                 and Discontinued Operations

                                    Thirty-nine weeks ended      % Inc
                                Sept. 24, 2000  Sept. 26, 1999    (Dec)

Operating income                 $  1,233,184    $1,053,069      17.1

Non-operating income (expense):
Interest expense                     (118,803)      (56,918)    108.7
Other                                   6,361         4,731      34.5
                                 -------------  -------------    ----
Total                                (112,442)      (52,187)    115.5
                                 -------------  -------------    ----
Income before income taxes          1,120,742     1,000,882      12.0
Provision for income taxes            443,700       398,300      11.4
                                 -------------  -------------    ----
Income from continuing
operations                       $    677,042    $  602,582      12.4
                                 ============   ============     ====

Earnings from continuing
operations per share basic              $2.53         $2.16      17.1
                                        =====         =====      ====
Earnings from continuing
operations per share diluted            $2.51         $2.14      17.3
                                        =====         =====      ====


NEWSPAPERS

The company completed the Central and Thomson acquisitions in the third quarter of 2000, and the Newsquest and Newscom acquisitions in July 1999 and June 2000, respectively. These acquisitions had a significant impact on operating results comparisons for the first nine months of 2000 versus the first nine months of 1999.

Reported newspaper publishing revenues rose $289.1
million or 26% in the third quarter and $661.7 million or 20% for the year-to-date, reflecting the impact of revenues at the recently acquired properties and strong advertising demand. Newspaper advertising revenues increased $227.4 million or 28% for the third quarter and $549.2 million or 24% for the year-to-date.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including the newly acquired Central, Thomson, Newsquest and Newscom properties, for the third quarter and the first nine months of 2000 and 1999. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for Newsquest and Newscom publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Third quarter:                    2000         1999     % Change
---------------                 --------     --------   --------

        Local                   $300,477     $304,329      (1)
        National                 172,131      157,413       9
        Classified               473,664      462,815       2
                                --------     --------     ----
        Total Run-of-Press       946,272      924,557       2

        Preprint and other
        advertising              161,895      149,764       8
                                --------     --------     ----
        Total ad revenue      $1,108,167   $1,074,321       3
                                ========     ========     ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third quarter:                    2000         1999     % Change
---------------                 --------     --------   --------

        Local                      9,787       10,105      (3)
        National                   1,049          974       8
        Classified                14,527       13,880       5
                                --------     --------     ----
        Total Run-of-Press
        linage                    25,363       24,959       2
                                ========     ========     ====

        Preprint distribution      2,427        2,357       3
                                ========     ========     ====


Advertising revenue, in thousands of dollars (pro forma)

Year-to-date:                     2000         1999     % Change
-------------                   --------     --------   --------

        Local                   $928,351     $928,361       0
        National                 557,362      500,018      11
        Classified             1,422,418    1,361,090       5
                               ---------    ---------     ----
        Total Run-of-Press     2,908,131    2,789,469       4

        Preprint and other
        advertising              485,832      443,498      10
                               ---------    ---------     ----
        Total ad revenue      $3,393,963   $3,232,967       5
                               =========    =========     ====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date:                     2000         1999     % Change
-------------                   --------     --------   --------

        Local                     30,008       30,467      (2)
        National                   3,321        2,923      14
        Classified                42,682       40,274       6
                                --------     --------     ----
        Total Run-of-Press
        linage                    76,011       73,664       3
                                ========     ========     ====

        Preprint distribution      7,254        6,932       5
                                ========     ========     ====

Pro forma newspaper advertising revenues rose 3% for the quarter and 5% for the year-to-date. Local ad revenues decreased 1% on a volume decrease of 3% for the quarter. Local ad revenues remained level for the year-to-date on a volume decrease of 2%.
National ad revenues rose 9% on a volume increase of 8% for the quarter and rose 11% on a volume increase of 14% for the year-to-date. Classified ad revenues increased 2% on a volume increase of 5% for the quarter and rose 5% on a volume increase of 6% for the year-to-date. Most of the company's newspapers, including USA TODAY, recorded solid gains in advertising revenue. During the quarter, reported revenues from the company's United Kingdom operations were unfavorably impacted by the decline in the exchange rate for British pounds. If the exchange rate had remained constant year-over-year, pro forma advertising revenues would have increased 4% for the quarter and 6% for the year-to-date.

Reported newspaper circulation revenues increased by $43.5 million or 17% for the third quarter and $72.6 million or 10% for the year-to-date, reflecting the impact of the Central, Thomson, Newsquest and Newscom acquisitions. Pro forma net paid daily circulation for the company's local newspapers remained level for the quarter and for the year-to-date. Sunday circulation was lower by 2% for the quarter and by 1% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,257,774 in the ABC
Publisher's statement for the 26 weeks ended
September 24, 2000, a 1% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased
$232.8 million or 28% for the third quarter and $496.8 million or 21% for the year-to-date, largely due to the added costs from the new properties. In total, newsprint expense increased by 30% for the quarter and 11% for the year-to-date due to a 19%
increase in consumption for the quarter and a 16% increase in consumption for the year-to-date, resulting primarily from usage related to the company's acquisitions. Newsprint prices were higher than in 1999 for the quarter but lower for the year-to-date. The company expects higher newsprint costs in the fourth quarter of 2000 over the prior year, reflecting the impact of added consumption from acquisitions and higher newsprint prices.

Newspaper operating income increased $56.4 million or 19% for the quarter and $164.9 million or 19% for the year-to-date, reflecting strong advertising gains throughout the group, particularly in national advertising, and the positive impact of the recently acquired properties.


TELEVISION

Reported television revenues increased $16.6 million or 10% for the third quarter, buoyed by political and Summer Olympic-related advertising demand. Operating costs for the quarter increased $6.3 million or 6%.
Television revenues increased $33.1 million or 6% for the year-to-date, and operating costs increased $19.6 million or 7%. Reported results include the March
2000 acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Florida. On a pro forma basis, television station revenues also increased 10% for the quarter and 6% for the year-to-date. Pro forma local revenues increased 2% for the quarter and remained level for the year-to-date, while national revenues increased 24% for the quarter and 15% for the year-to-date. Reported television operating income increased $10.3 million or 16% for the quarter and $13.5 million or 6% for the year-to-date.
Gannett Television consists of 22 television stations reaching 17.5 percent of the U.S. television market.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME
TAXES

Interest expense increased to $76.0 million from $26.5 million in the third quarter and increased to $118.8 million from $56.9 million for the year-to-date, reflecting increased commercial paper borrowings due to the 1999 Newsquest acquisition, the Newscom acquisition in the second quarter of 2000, the Central and Thomson acquisitions in the third quarter of 2000, and share repurchases. The increase, however, was tempered by the pay-down of commercial paper borrowings from the net proceeds on the sale of the cable business in the first quarter of 2000 and from operating cash flows. Other non-operating income in the first nine months of 1999 reflects the $55 million net pre-tax gain resulting from the exchange of television stations discussed above.

The company's effective income tax rate was 39.6% for the third quarter and year-to-date, versus 39.8% for the same periods last year, reflecting lower state taxes and lower taxes on foreign operations.

INCOME FROM CONTINUING OPERATIONS/NET INCOME

Income from continuing operations increased $10.5 million or 5% for the quarter. Income from continuing operations for the year-to-date, excluding the second quarter 1999 gain from the exchange of television stations discussed above, increased $74.5 million or 12%. Diluted earnings per share from continuing operations rose to $0.79 from $0.70 for the third quarter, a 13% increase. Diluted earnings per share from continuing operations for the year-to-date, excluding the 1999 gain, rose to $2.51 from $2.14, a 17% increase.

Net income totaled $208.3 million for the third quarter and $1,424.2 million for the year-to-date.
Net income per share (diluted), including discontinued operations, was $0.79 for the quarter compared to $0.74 in 1999 and $5.29 for the year-to-date compared to $2.35 in 1999.

The weighted average number of diluted shares outstanding in the third quarter totaled 265,232,000, compared to 282,200,000 for the third quarter of 1999. The weighted average number of diluted shares outstanding for the first nine months of 2000 totaled
269,234,000, compared to 282,035,000 for the first
nine months of 1999.

On February 1, 2000, the company announced that its Board approved a new $500 million share repurchase authorization. On February 23, 2000, having used a substantial portion of that authorization, the Board approved an additional $500 million for share repurchases. During the first six months of 2000, the company repurchased approximately 14.7 million shares of common stock at a cost of approximately
$967.2 million. There were no stock repurchases in the third quarter. The stock repurchases in 2000 were partially offset by shares issued upon the exercise of stock options and settlement of stock incentive rights. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.


LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow
(defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, totaled $524.6 million for the third quarter of 2000, compared with $428.2 million for the same period of 1999, a 23% increase, and $1,499.6 million for the first nine months of 2000, compared with $1,258.8 million for the first nine months of 1999, a 19% increase, reflecting strong overall operating results and the acquisitions of Central, Thomson, Newsquest and Newscom.

Capital expenditures totaled $91.1 million for the third quarter and $213.3 million for the year-to-date, compared to $62.4 million for the third quarter of 1999 and $166.1 million for the first nine months of 1999. The company's debt increased by $2,963.2 million during the first nine months of 2000, reflecting borrowings for the Newscom, Central and Thomson acquisitions and for significant share repurchases, net of operating cash flows and net proceeds from the sale of the cable business. The company's debt increased significantly early in the third quarter of 2000 as a result of the Central and Thomson acquisitions, which were funded with commercial paper, backed up by a $3.06 billion
Competitive Advance and Revolving Credit Agreement.

The cable business sale and the Central, Thomson and Newscom acquisitions resulted in significant changes in the company's excess of acquisition cost over the value of assets acquired and its property, plant and equipment, investments and other assets.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($96.3 million) at the end of the third quarter versus $14.3 million at the end of 1999, reflecting a weakening of the British pound against the U.S. dollar since the end of the year. Newsquest and Newscom assets and liabilities at September 24, 2000, were translated from British pounds to U.S. dollars at an exchange rate of $1.46.
Newsquest and Newscom operating results were translated at an average rate of $1.47 for the third quarter and $1.52 for the year-to-date.

The company's regular quarterly dividend of $0.22 per share was declared in the third quarter of 2000.
Dividends declared totaled $58.0 million for the third quarter and $170.2 million for the year-to-date.


CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in the company's 1999 Annual
Report to Shareholders, its Annual Report on Form
10-K, its first and second quarter Reports on Form
10-Q, and in this Quarterly Report contain forward-looking information. The words expect, intend, believe, anticipate, likely, will and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Sept. 24, 2000     Dec. 26, 1999
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        62,863    $       46,148
Marketable securities                                             108,650                12
Trade receivables, less allowance
   (2000 - $39,044; 1999 - $30,694)                               851,016           800,682
Inventories                                                       123,385            95,014
Prepaid expenses and other receivables                            111,584           133,366
                                                          ----------------   ---------------
Total current assets                                            1,257,498         1,075,222
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,074,626         3,883,912
Less accumulated depreciation                                  (1,696,341)       (1,660,060)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,378,285         2,223,852
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
   assets acquired, less amortization                           8,735,167         5,398,227
Investments and other assets                                      394,165           309,145
                                                          ----------------   ---------------
Total intangible and other assets                               9,129,332         5,707,372
                                                          ----------------   ---------------
Total assets                                              $    12,765,115    $    9,006,446
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       461,750    $      348,589
Compensation, interest and other accruals                         313,145           271,495
Dividend payable                                                   58,219            58,297
Income taxes                                                      142,519            77,553
Deferred income                                                   149,346           127,844
                                                          ----------------   ---------------
Total current liabilities                                       1,124,979           883,778
                                                          ----------------   ---------------
Deferred income taxes                                             222,343           479,547
Long-term debt, less current portion                            5,911,927         2,463,250
Postretirement medical and life insurance liabilities             402,952           304,400
Other long-term liabilities                                       291,643           245,825
                                                          ----------------   ---------------
Total liabilities                                               7,953,844         4,376,800
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
   400,000,000; issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        156,245           153,267
Retained earnings                                               6,758,801         5,504,810
Accumulated other comprehensive income                            (95,618)           25,377
                                                          ----------------   ---------------
Total                                                           7,143,849         6,007,875
                                                          ----------------   ---------------
Less treasury stock - 60,728,564 shares and
   46,494,301 shares respectively, at cost                     (2,317,512)       (1,359,263)
Deferred compensation related to ESOP                             (15,066)          (18,966)
                                                          ----------------   ---------------
Total shareholders' equity                                      4,811,271         4,629,646
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    12,765,115    $    9,006,446
                                                          ================   ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                           Thirteen weeks ended          % Inc
                                     Sept. 24, 2000    Sept. 26, 1999    (Dec)

Net Operating Revenues:
Newspaper advertising                $   1,045,203      $     817,844     27.8
Newspaper circulation                      299,292            255,754     17.0
Television                                 183,352            166,770      9.9
Other                                       71,442             53,193     34.3
                                     -------------      -------------     ----
Total                                    1,599,289          1,293,561     23.6

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation (1)                         820,171            653,754     25.5
Selling, general and administrative
    expenses, exclusive of
    depreciation (1)                       254,542            211,616     20.3
Depreciation                                51,509             44,325     16.2
Amortization of intangible assets           52,082             30,500     70.8
                                     -------------      -------------     ----
Total                                    1,178,304            940,195     25.3
                                     -------------      -------------     ----
Operating income                           420,985            353,366     19.1
                                     -------------      -------------     ----

Non-operating income (expense):
Interest expense                           (75,962)           (26,474)   186.9
Other                                         (260)             1,588      ---
                                     -------------      -------------     ----
Total                                      (76,222)           (24,886)     ---
                                     -------------      -------------     ----
Income before income taxes                 344,763            328,480      5.0
Provision for income taxes                 136,500            130,700      4.4
                                     -------------      -------------     ----
Income from continuing operations          208,263            197,780      5.3

Discontinued Operations:
   Income from the operation of
   discontinued operations, net
   of tax                                                       9,699      ---
                                     -------------      -------------     ----
Net income                           $     208,263      $     207,479      0.4
                                     =============      =============     ====


Earnings  from continuing
operations per share-basic                  $0.79               $0.70     12.9

Earnings  from discontinued
operations:
  Discontinued operations per
  share-basic                                                   $0.04      ---
                                            -----               -----     ----

Net income per share-basic                  $0.79               $0.74      6.8
                                            =====               =====     ====


Earnings  from continuing
operations per share-diluted                $0.79               $0.70     12.9

Earnings  from discontinued
operations:
  Discontinued operations per
  share-diluted                                                 $0.04      ---
                                            -----               -----     ----

Net income per share-diluted                $0.79               $0.74      6.8
                                            =====               =====     ====

Dividends per share                         $0.22               $0.21      4.8
                                            =====               =====     ====

(1) Certain 1999 amounts have been reclassified to conform with the current year presentation.



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Thirty-nine weeks ended          % Inc
                                    Sept. 24, 2000   Sept. 26, 1999      (Dec)

Net Operating Revenues:
Newspaper advertising               $    2,875,887   $    2,326,669       23.6
Newspaper circulation                      830,519          757,923        9.6
Television                                 555,554          522,444        6.3
Other                                      191,972          152,082       26.2
                                    --------------   --------------       ----
Total                                    4,453,932        3,759,118       18.5

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation (1)                       2,236,522        1,898,718       17.8
Selling, general and
  administrative expenses,
  exclusive of depreciation (1)            717,812          601,577       19.3
Depreciation                               145,187          129,170       12.4
Amortization of intangible assets          121,227           76,584       58.3
                                    --------------   --------------       ----
Total                                    3,220,748        2,706,049       19.0
                                    --------------   --------------       ----
Operating income                         1,233,184        1,053,069       17.1

Non-operating income (expense):
Interest expense                          (118,803)         (56,918)     108.7
Other (2)                                    6,361           59,261        ---
                                    --------------   --------------       ----
Total                                     (112,442)           2,343        ---
                                    --------------   --------------       ----

Income before income taxes               1,120,742        1,055,412        6.2
Provision for income taxes                 443,700          420,050        5.6
                                    --------------   --------------       ----
Income from continuing operations          677,042          635,362        6.6

Discontinued Operations:
  Income from the operation of
  discontinued operations,
  net of tax                                 2,437           27,980      (91.3)
  Gain on sale of cable business,
  net of tax                               744,700                         ---
                                    --------------   --------------       ----
Net income                          $    1,424,179   $      663,342      114.7
                                    ==============   ==============      =====

Earnings  from continuing
operations per share-basic                   $2.53            $2.27       11.5

Earnings  from discontinued
operations:
  Discontinued operations
  per share-basic                            $0.01            $0.10      (90.0)

  Gain on sale of cable business
  per share-basic                            $2.79                         ---
                                             -----            -----       ----

Net income per share-basic                   $5.33            $2.37        ---
                                             =====            =====       ====

Earnings  from continuing
operations per share-diluted                 $2.51            $2.25       11.6

Earnings  from discontinued
  Discontinued operations
  per share-diluted                          $0.01            $0.10      (90.0)

  Gain on sale of cable business
  per share-diluted                          $2.77                         ---
                                             -----            -----       ----

Net income per share-diluted                 $5.29            $2.35        ---
                                             =====            =====       ====

Dividends per share                          $0.64            $0.61        4.9
                                             =====            =====       ====

(1) Certain 1999 amounts have been reclassified to conform with the current year presentation.

(2) 1999 results include a net non-operating gain principally from the exchange of KVUE-TV in Austin, Texas for KXTV-TV in Sacramento, California.
    See Management's Discussion and Analysis of Operations for earnings summary excluding net non-operating gain.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Thirty-nine weeks ended
                                                       Sept. 24, 2000   Sept. 26, 1999
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $   1,424,179    $     663,342
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                 (747,137)         (27,980)
    Income taxes on sale of cable division                  (889,301)
    Depreciation                                             145,187          129,170
    Amortization of intangibles                              121,227           76,584
    Deferred income taxes                                   (187,426)          26,042
    Other, net                                               217,408           35,976
                                                           ---------         ---------
  Net cash flow provided by
    operating activities                                      84,137          903,134
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (213,298)        (166,126)
  Payments for acquisitions, net of cash acquired         (4,237,148)      (1,665,182)
  Change in other investments                                (62,013)         (18,626)
  Proceeds from sale of certain assets                     2,714,362           38,450
  Collection of long-term receivables                          1,900            8,178
                                                           ---------         ---------
  Net cash used for investing activities                  (1,796,197)      (1,803,306)
                                                           ---------         ---------

Cash flows from financing activities
  Proceeds from long-term debt                             2,963,232        1,130,394
  Dividends paid                                            (170,265)        (167,620)
  Cost of common shares repurchased                         (967,242)         (91,259)
  Proceeds from issuance of common stock                      10,321           16,644
                                                           ---------         ---------
  Net cash provided by financing activities                1,836,046          888,159
                                                           ---------         ---------
Effect of currency exchange rate change                        1,367              202
                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents         125,353          (11,811)
Balance of cash and cash equivalents at
  beginning of year                                           46,160           66,187
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     171,513    $      54,376
                                                           =========         =========


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended          % Inc
                                       Sept. 24, 2000  Sept. 26, 1999     (Dec)

Operating Revenues:
Newspaper publishing                      $1,415,937      $1,126,791      25.7
Television                                   183,352         166,770       9.9
                                          ----------      ----------      ----
Total                                     $1,599,289      $1,293,561      23.6
                                          ==========      ==========      ====

Operating Income (net of
depreciation and amortization):
Newspaper publishing                        $361,068        $304,676      18.5
Television                                    76,047          65,773      15.6
Corporate                                    (16,130)        (17,083)      5.6
                                          ----------      ----------      ----
Total                                       $420,985        $353,366      19.1
                                          ==========      ==========      ====

Depreciation and Amortization:
Newspaper publishing                         $85,405         $56,789      50.4
Television                                    16,248          15,522       4.7
Corporate                                      1,938           2,514     (22.9)
                                          ----------      ----------      ----
Total                                       $103,591         $74,825      38.4
                                          ==========      ==========      ====

Operating Cash Flow:
Newspaper publishing                        $446,473        $361,465      23.5
Television                                    92,295          81,295      13.5
Corporate                                    (14,192)        (14,569)      2.6
                                          ----------      ----------      ----
Total                                       $524,576        $428,191      22.5
                                          ==========      ==========      ====


NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.



BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                          Thirty-nine weeks ended        % Inc
                                      Sept. 24, 2000  Sept. 26, 1999     (Dec)

Operating Revenues:
Newspaper publishing                    $3,898,378      $3,236,674       20.4
Television                                 555,554         522,444        6.3
                                        ----------      ----------       ----
Total                                   $4,453,932      $3,759,118       18.5
                                        ==========      ==========       ====

Operating Income (net of
depreciation and amortization):
Newspaper publishing                    $1,037,734        $872,853       18.9
Television                                 244,044         230,524        5.9
Corporate                                  (48,594)        (50,308)       3.4
                                        ----------      ----------       ----
Total                                   $1,233,184      $1,053,069       17.1
                                        ==========      ==========       ====

Depreciation and Amortization:
Newspaper publishing                      $210,937        $151,168       39.5
Television                                  49,283          47,298        4.2
Corporate                                    6,194           7,288      (15.0)
                                        ----------      ----------       ----
Total                                     $266,414        $205,754       29.5
                                        ==========      ==========       ====

Operating Cash Flow:
Newspaper publishing                    $1,248,671      $1,024,021       21.9
Television                                 293,327         277,822        5.6
Corporate                                  (42,400)        (43,020)       1.4
                                        ----------      ----------       ----
Total                                   $1,499,598      $1,258,823       19.1
                                        ==========      ==========       ====



NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Sept. 24, 2000

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13 and 39-week periods ended Sept. 24, 2000, and the comparative periods of 1999, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods.

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

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-1, "Balance Sheet and Income Statement Display under the
Equity Method for Investors in Certain Partnerships and Other Unincorporated Joint Ventures", prohibiting the use of pro-rata consolidation except in the extractive and construction industries. The company currently uses pro-rata consolidation in reporting the results of certain of its newspaper subsidiaries which are participants in joint operating agencies. EITF 00-1 is effective for fiscal years ending after June 15, 2000 and also requires reclassification of prior year financial statements. The company will implement EITF 00-1 in the fourth quarter of 2000 which will require certain reclassifications but will not have any impact on overall reported results of operations.

3.  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting comprehensive income. Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Comprehensive income totaled $166.8 million for the third quarter and $1,303.2 million for the year-to-date. Other comprehensive income relates to foreign currency translation adjustments and unrealized gains on available-for-sale securities, net of tax. The accumulated other comprehensive income was net of a deferred income tax asset of $26.5 million for the third quarter and $77.4 million for the year-to-date.

4.  Acquisitions and Dispositions

The company completed its acquisition of Central Newspapers, Inc. ("Central") on August 1, 2000, for an approximate cash purchase price of $2.6 billion.
The company also retired Central's existing debt of approximately $206 million. Central's properties include The Arizona Republic; The Indianapolis Star; three other dailies in Indiana and one daily in Louisiana; a direct marketing business; CNI Ventures, an internet and technology investment management group; and other related media and information businesses.

On July 21, 2000, the company concluded the acquisition of 19 daily newspapers as well as numerous weekly and niche publications from Thomson Newspapers, Inc. for an aggregate purchase price of $1.036 billion. The company acquired eight daily newspapers in Wisconsin, eight daily newspapers in Central Ohio, and single daily newspapers in Lafayette, LA; Salisbury, MD; and St. George, UT (collectively "Thomson").

On May 5, 2000, Gannett U.K. Limited ("Gannett U.K."), a wholly owned subsidiary of the company, made a cash offer to acquire the entire issued and to be issued share capital of News Communications & Media PLC ("Newscom"). Pursuant to the Offer, Newscom shareholders elected to receive 1800 pence
(US $28.44) per share in cash or Loan Notes, valuing the entire issued share capital of Newscom at approximately 444 million British pounds (US $702 million). Gannett U.K. also financed the repayment of Newscom's existing debt. On June 5, 2000, pursuant to the Offer Document, Gannett U.K. declared the Offer unconditional in all respects, and shortly thereafter, Gannett U.K. effectively owned 100% of Newscom shares.

The Central, Thomson and Newscom acquisitions have been accounted for under the purchase method of accounting and the purchase price allocations are preliminary. The excess of acquisition cost over the value of assets acquired recorded through the third quarter relating to these acquisitions totals $4,247.1 million. The final allocations will be based on a complete evaluation of assets acquired and liabilities assumed.

On March 17, 2000, the company completed the acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Florida, which was accounted for under the purchase method of accounting. Gannett continues to own and operate WLTV-TV, the NBC affiliate in Jacksonville.

The sale of the assets of the company's cable business for $2.7 billion was completed on January 31, 2000. Upon closing, an after-tax gain of approximately $745 million or $2.77 per diluted share was recognized which, along with the cable segment operating results, are reported as discontinued operations in the company's financial statements. The company's operating revenues for the cable segment (now included in discontinued operations) were $22.1 million for the first quarter of 2000 (sold on January 31, 2000), $64.7 million for the first quarter of 1999, and $190.5 million for the first nine months of 1999.

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the company and its subsidiaries as though the 2000 acquisitions (Newscom, Thomson and Central) and disposition (cable business) and the 1999 acquisitions (Newsquest, KXTV-Sacramento) and disposition (KVUE-Austin) were all made at the beginning of 1999. However, this pro forma combined statement does not necessarily reflect the results of operations as they would have been if the combined companies had constituted a single entity during those years.

In millions, except per share amounts (pro forma and unaudited)

Year-to-date
------------

                                                   2000             1999
                                                 --------         --------

Operating revenues                               $ 5,133          $ 4,948

Income before income taxes                       $ 1,070          $ 1,037

Income from continuing operations                $   633          $   615

Income per share from continuing
operations - diluted                             $  2.35          $  2.18


The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the company and its subsidiaries as though the acquisitions and dispositions noted above were made at the beginning of 1999. However, this pro forma combined statement does not necessarily reflect the results of operations as they would have been if the combined companies had constituted a single entity during those years. It also excludes the 1999 net non-operating gain discussed in Management's Discussion and Analysis of Operations.

In millions, except per share amounts (pro forma and unaudited)

Year-to-date
------------

                                                   2000             1999
                                                 --------         --------

Operating revenues                               $ 5,133          $ 4,948

Income before income taxes                       $ 1,070          $   982

Income from continuing operations                $   633          $   583

Income per share from continuing
operations - diluted                             $  2.35          $  2.07


5.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 263,665,000, compared to 279,581,000 for the third quarter of 1999. The weighted average number of common shares outstanding (basic) for the first nine months of 2000 totaled 267,344,000, compared to 279,505,000 for the first nine months of 1999.

The weighted average number of diluted shares outstanding in the third quarter totaled 265,232,000, compared to 282,200,000 for the third quarter of 1999. The weighted average number of diluted shares outstanding for the first nine months of 2000 totaled 269,234,000, compared to 282,035,000 for the first nine months of 1999.

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

            (b)  (i)   Current Report on Form 8-K filed February 15, 2000, in
                       connection with the company's sale of its cable business.

                 (ii) Current Report on Form 8-K filed May 2, 2000, in connection with the company's amendment of its Rights Plan Agreement.

                 (iii) Current Report on Form 8-K filed July 3, 2000, in
                       connection with the company's acquisition of Central Newspapers, Inc.

                 (iv) Current Report on Form 8-K filed August 15, 2000, in connection with the company's acquisition of Central Newspapers, Inc.

                 (v) Current Report on Form 8-K/A filed October 16, 2000, in connection with the company's acquisition of Central Newspapers, Inc.


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GANNETT CO., INC.


Dated: November 8, 2000                    By: /s/ George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: November 8, 2000                    By: /s/ Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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

3-2     By-laws of Gannett Co., Inc.     Attached
        (reflects all amendments
        through October 17, 2000)


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

4-10    $3,000,000,000 Competitive       Incorporated by reference to Exhibit
        Advance and Revolving Credit     4-10 to Gannett Co., Inc.'s Form 10-Q
        Agreement among Gannett Co.,     filed on August 9, 2000.
        Inc. and the Banks named
        therein.

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

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         incorporated by reference to Exhibit
                                         10-3 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended June 27, 1999.
                                         Amendment No. 10 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc's Form 10-Q for the quarter
                                         ended June 25, 2000.

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

27      Financial Data Schedules.        Attached.

99-1    Agreement of Plan and Merger     Incorporated by reference to Exhibit
        dated as of June 28, 2000,       2.1 to Central Newspaper, Inc.'s
        among Central Newspapers,        Form 8-K dated June 29, 2000.
        Inc., Gannett Co., Inc., and
        Pacific and Southern
        Indiana Corp.


The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.