Form 10-K
period 2000-12-31
GANNETT CO INC /DE/
filed 2001-03-27
CIK 39899

Exhibit Index begins
                                                on page 13



                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K


(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2000 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

Commission file number         1-6961

                        GANNETT CO., INC..
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

               None
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001 was $15,724,453,423.

   The number of shares outstanding (basic) of the registrant's Common Stock, Par Value $1.00, as of March 9, 2001 was 264,543,040.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 in Parts I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 8, 2001.

                              CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the company's 2000 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual Report
                                   pp. 55-69); Note 10 - Business Segment
                                   Information (Annual Report p. 50).

Item 2.   Properties.              Properties (Annual Report pp. 58, 60
                                   and 62); Corporate Facilities (Annual
                                   Report p. 63); Markets We Serve (Annual
                                   Report pp. 70-74).

Item 3.   Legal Proceedings.       Note 9 - Commitments and Contingent
                                   Liabilities (Annual Report p. 49);
                                   Regulation (Annual Report pp. 59 and 62).

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

Item 7A.  Quantitative and         The company is not subject to market risk
          Qualitative Disclosures  associated with derivative commodity
          about Market Risk        instruments, as the company is not a party
                                   to any such instruments. The company believes that its market risk from other financial instruments, such as accounts receivable, accounts payable and debt, is not material.
                                   The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use British pounds as their functional currency, which is then translated into U.S. dollars.

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

Item 9.   Changes in and           None.
          Disagreements with
          Accountants on Account-
          ing and Financial
          Disclosure.

Part III

Item 10.  Directors and Executive        Executive Officers of the
          Officers of the Registrant.    company are listed below:

          Sara M. Bentley - President, Gannett Northwest Newspaper
             Group, and President and Publisher, Statesman Journal
          Thomas L. Chapple - Senior Vice President, General Counsel
             and Secretary
          Richard L. Clapp - Senior Vice President, Human Resources
          Susan Clark-Johnson - Chairman and CEO, Phoenix Newspapers,
             Inc., and Senior Group President, Gannett Pacific
             Newspaper Group
          Michael J. Coleman - Senior Group President, Gannett South Newspaper
             Group, and President and Publisher, FLORIDA TODAY at Brevard
             County
          Robert T. Collins - President, New Jersey Newspaper Group, and
             President and Publisher, Asbury Park Press and Home News
             Tribune, East Brunswick, NJ, and Ocean County Newspapers
          Thomas Curley - Senior Vice President, Administration, and
             President and Publisher, USA TODAY
          Philip R. Currie - Senior Vice President, News, Gannett Newspaper
             Division
          Ardyth R. Diercks - Senior Vice President, Gannett Television
          Craig A. Dubow - President, Gannett Television
          Daniel S. Ehrman, Jr. - Vice President, Planning & Development Millicent A. Feller - Senior Vice President, Public Affairs
             and Government Relations
          Lawrence P. Gasho - Vice President, Financial Analysis
          George R. Gavagan - Vice President and Controller
          Denise H. Ivey - President, Gannett Gulf Coast Newspaper
             Group, and President and Publisher, Pensacola News Journal
          John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel
          Richard A. Mallary - Senior Vice President, Gannett Broadcasting Gracia C. Martore - Treasurer and Vice President, Investor Relations Douglas H. McCorkindale - Chairman, President and Chief Executive
             Officer
          Larry F. Miller - Executive Vice President and Chief Financial
             Officer
          Craig A. Moon - President, Piedmont Newspaper Group, and
             President and Publisher, The Tennessean
          Roger Ogden - Vice President, Gannett Television, and President
             and General Manager, KUSA-TV, Denver
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, The News Journal,
             Wilmington, Delaware
          Carleton F. Rosenburgh - Senior Vice President, Gannett
             Newspaper Division
          Gary F. Sherlock - President, Gannett Atlantic Newspaper
             Group, and President and Publisher, The Journal News
          Mary P. Stier - President and Publisher, The Des Moines Register
             and Senior Group President, Gannett Midwest Newspaper Group
          Frank J. Vega - President and CEO, Detroit Newspapers
          Cecil L. Walker - Chairman and CEO, Gannett Broadcasting Division Gary L. Watson - President, Gannett Newspaper Division



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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.

               (1)  Financial Statements.

               The following financial statements of the company and the accountants' report thereon are included on pages 34 through 51 of the company's 2000 Annual Report to Shareholders and are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999.

                  Consolidated Statements of Income - Fiscal Years Ended December 31, 2000, December 26, 1999, and December 27, 1998.

                  Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2000, December 26, 1999 and December 27, 1998.

                  Consolidated Statements of Changes in Shareholders' Equity - December 31, 2000, December 26, 1999, and December 27, 1998.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (2)  Financial Statement Schedules.

               The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information" appearing on pages 68 and 69 of the company's 2000 Annual Report to
               Shareholders:

                  Schedule V - Property, Plant and Equipment.

                  Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment.

                  Schedule VIII - Valuation and Qualifying Accounts.

                  Schedule X - Supplementary Income Statement Information.

                  The Report of Independent Accountants on Financial Statement Schedules appears on page 10 of this Form 10-K.

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

          (b)  Reports on Form 8-K.

               (1) Current Report on Form 8-K dated February 15, 2000, in connection with the sale of the company's cable business.

               (2) Current Report on Form 8-K dated May 2, 2000, in connection with an amendment of the company's Rights Plan Agreement.

               (3) Current Report on Form 8-K dated June 28, 2000, in connection with the company's acquisition of Central Newspapers, Inc.

               (4) Current Report on Form 8-K dated August 1, 2000, in connection with the company's acquisition of Central Newspapers, Inc.

               (5) Current Report on Form 8-K/A dated October 16, 2000, in connection with the company's acquisition of Central Newspapers, Inc.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 appearing on page 51 of the 2000 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PRICEWATERHOUSECOOPERS LLP
--------------------------------
PRICEWATERHOUSECOOPERS LLP


Washington, D.C.
February 8, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2001        GANNETT CO., INC. (Registrant)



                                By /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President and
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 21, 2001           /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Director, Chairman, President
                                   and Chief Executive Officer


Dated: February 21, 2001           /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President and
                                   Chief Financial Officer


Dated: February 21, 2001           /s/H. Jesse Arnelle
                                   ------------------------------
                                   H. Jesse Arnelle, Director


Dated: February 21, 2001           /s/Meredith A. Brokaw
                                   ------------------------------
                                   Meredith A. Brokaw, Director

Dated: February 21, 2001           /s/James A. Johnson
                                   ------------------------------
                                   James A. Johnson, Director


Dated: February 21, 2001           /s/Samuel J. Palmisano
                                   ------------------------------
                                   Samuel J. Palmisano, Director


Dated: February 21, 2001           /s/Karen Hastie Williams
                                   ------------------------------
                                   Karen Hastie Williams, Director

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

3-2     By-laws of Gannett Co., Inc.     Attached
        (reflects all amendments
        through February 1, 2001)

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

4-11    Amendment Number One to          Attached.
        $3,000,000,000 Competitive
        Advance and Revolving Credit
        Agreement among Gannett Co.,
        Inc. and the Banks named
        therein.

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         incorporated by reference to Exhibit
                                         10-3 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended June 27, 1999.
                                         Amendment No. 10 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc's Form 10-Q for the quarter
                                         ended June 25, 2000.  Amendment No. 11
                                         attached.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement incorporated by
                                         reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-Q for the
                                         quarter ended June 27, 1999.
                                         Amendments Nos. 3 and 4 attached.

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan.*              10-13 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 1990.

10-9    Employment Agreement dated       Attached.
        January 1, 2001 between
        Gannett Co., Inc. and Douglas H.
        McCorkindale.*

13      Portions of 2000 Annual Report   Attached.
        to Shareholders incorporated
        by reference.

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