Form 10-Q
period 2001-04-01
GANNETT CO INC /DE/
filed 2001-05-16
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       April 1, 2001 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of April 1, 2001 was 264,552,317.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


OPERATING SUMMARY

Recent acquisitions had a significant impact on operating results comparisons for the first three months of 2001 versus the first three months of 2000. The company completed the Newscom acquisition in June 2000; the Thomson acquisition in July 2000; and the Central acquisition in August 2000.

Operating income from continuing operations for the first quarter of 2001 rose $10.5 million or 3%. Newspaper publishing earnings were up $21.4 million or 7% for the quarter reflecting the positive impact from the recently acquired Newscom, Thomson and Central operations, tempered by lower ad revenues in U.S. markets and higher newsprint prices. Television earnings were down $11.9 million or 18% for the quarter largely due to a 14% decline in national advertising revenues.

Income from continuing operations for the first quarter decreased $28.5 million or 14%, and earnings per share from continuing operations (diluted) were $0.66, down 11%. Income from continuing operations was adversely impacted by increased goodwill amortization and interest expense on borrowings related to the 2000 acquisitions.

NEWSPAPERS

Reported newspaper publishing revenues rose $264.8 million or 23% for the quarter, reflecting increased revenues due to the newly acquired properties, tempered by softer domestic advertising demand. Newspaper advertising revenues increased $190.7 million or 23% for the quarter. Refer to Note 5 for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including revenues from the Newscom, Thomson and Central properties, for the first quarter of 2001 and 2000. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for the U.K. publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

                                   2001         2000   % Change
                                 --------     -------  --------

        Local                 $  436,197   $  436,646      (0)
        National                 175,449      196,584     (11)
        Classified               459,248      475,835      (3)
                                --------     --------    -----
        Total ad revenue      $1,070,894   $1,109,065      (3)
                               =========     ========    =====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

                                   2001         2000   % Change
                                 --------    --------  --------

        Local                      9,287        9,882      (6)
        National                     911        1,068     (15)
        Classified                13,307       13,647      (2)
                                --------     --------    -----
        Total Run-of-Press
        linage                    23,505       24,597      (4)
                                ========     ========    =====

        Preprint distribution      2,422        2,392       1
                                ========     ========    =====

Pro forma newspaper advertising revenues decreased 3% for the quarter. Local ad revenues were flat on a 6% decline in ad volume. National ad revenues decreased 11% on a volume decrease of 15%, while classified ad revenues decreased 3% on a volume decrease of 2%. These results reflect advertiser reluctance to spend in a softening and uncertain economic environment at our domestic newspapers, particularly in the classified employment category. These results also reflect the absence of millennium-related ad spending and significantly lower advertising spending by dot-com businesses, especially at USA TODAY. Reported revenues from the company's U.K. operations benefited from strong advertising demand, but were unfavorably impacted by a decline in the exchange rate for Sterling. If the exchange rate had remained constant year-over-year, total company pro forma advertising revenues would have declined 2% for the quarter.

Reported newspaper circulation revenues increased $58.9 million or 23% for the quarter reflecting the impact of acquisitions. On a pro forma basis, newspaper circulation revenues decreased 1%. Pro forma net paid daily circulation for the company's local newspapers decreased 1% for the quarter. Sunday circulation was lower by 2% for the quarter. USA TODAY reported an average daily paid circulation of 2,291,297 in the ABC Publisher's statement for the 27 weeks ended April 1, 2001, a 0.4% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $243.4 million or 29% for the quarter, largely due to the added costs from the new properties. In total, newsprint expense increased by 35% for the quarter reflecting a 12% increase in consumption from higher usage by new properties and substantially higher year-over-year prices. The company expects newsprint prices to remain higher for the rest of 2001 as compared to the prior year.

Newspaper operating income increased $21.4 million or 7% for the quarter, reflecting the positive impact of earnings from recently acquired properties, partially offset by softer domestic advertising demand and higher newsprint prices.

TELEVISION

Reported television revenues decreased $11.2 million or 7% for the quarter mainly due to the reluctance of advertisers, principally national advertisers, to spend in this uncertain economic environment. National advertising revenues decreased 14% for the quarter while local advertising revenues decreased 4%. Operating costs for the quarter increased $0.7 million or less than 1%. As a result, reported television operating income declined $11.9 million or 18% for the quarter.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense increased to $80.4 million from $20.2 million in the quarter due to increased commercial paper borrowings for the 2000 acquisitions and share repurchases. The daily average commercial paper outstanding balance was $5.4 billion during the first quarter of 2001 and $1.1 billion during the first quarter of 2000. The weighted average interest rate was 5.9% for the first quarter of 2001 and 5.8% for the first quarter of 2000.

The company's effective income tax rate was 39.4% for the first quarter 2001 versus 39.6% for the same period last year, reflecting lower state taxes and lower taxes on foreign operations.

NET INCOME

Income from continuing operations was down $28.5 million or 14% for the quarter. Diluted earnings per share from continuing operations decreased to $0.66 from $0.74 for the first quarter last year, an 11% decline.

In the first quarter of 2000, after-tax income from the operation of the discontinued cable business of $2.4 million, and an after-tax gain from the sale of the cable business of $744.7 million contributed $2.70 per share (diluted).

The weighted average number of diluted shares outstanding in the first quarter of 2001 totaled 266,415,000, compared to 276,207,000 for the first quarter of 2000.

In February 2000, the company announced authorizations to repurchase up to $1 billion of its common stock and during the first six months of 2000, the company repurchased approximately 14.7 million shares of common stock at a cost of approximately $967.2 million. There were no stock repurchases during the first quarter of 2001. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, totaled $480.7 million for the first quarter of 2001, compared with $437.9 million for the same period of 2000, a 10% increase. The increase in cash flows reflects the solid operating cash flow contributions made from the recently acquired properties.

Capital expenditures totaled $64.1 million for the first quarter of 2001, compared to $44.2 million for the first quarter of 2000. The company's debt decreased by $217.0 million during the first three months of 2001, reflecting the pay-down of commercial paper borrowings from operating cash flows.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($134.2 million) at the end of the first quarter versus ($66.4 million) at the end of 2000, reflecting a weakening of Sterling against the U.S. dollar since the end of the year 2000. Newsquest's assets and liabilities at April 1, 2001 were translated from Sterling to U.S. dollars at an exchange rate of $1.42 versus $1.49 at the end of 2000. Newsquest's financial results were translated at an average rate of $1.46 for the first quarter of 2001 versus $1.60 for the first quarter of 2000.

The company's regular quarterly dividend of $0.22 per share was declared in the first quarter of 2001, totaling $58.2 million. In May 2001, the company also declared a quarterly dividend of $0.22 per share payable on July 2, 2001.

In May 2001, the company's shareholders approved the Gannett Co., Inc. 2001 Omnibus Incentive Compensation Plan ("Plan"), which replaces the company's 1978 Executive Long-Term Incentive Plan and its 1968 Executive Incentive Bonus Plan and is effective January 1, 2001. The Plan permits the grant of Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, Performance Units, and Cash-Based Awards (refer to the S-8 filed by the company on May 8, 2001 for additional information).

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in the company's 2000 Annual Report to Shareholders, its Annual Report on Form 10-K, and in this Quarterly Report contain forward-looking information. The words "expect", "intend", "believe", "anticipate", "likely", "will" and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

Potential risks and uncertainties which could adversely affect the company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continued economic downturn in some or all of the company's principal newspaper or television markets leading to decreased circulation or local, national or classified advertising;
(c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic and business conditions.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           April 1, 2001      Dec. 31, 2000
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        70,568    $       69,954
Marketable securities                                              74,350           123,242
Trade receivables, less allowance                                 767,153           875,363
     (2001 - $33,828; 2000 - $37,465)
Inventories                                                       147,247           128,321
Prepaid expenses and other receivables                             95,021           105,456
                                                          ----------------   ---------------
Total current assets                                            1,154,339         1,302,336
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,187,901         4,135,201
Less accumulated depreciation                                  (1,725,201)       (1,673,802)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,462,700         2,461,399
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                         8,607,095         8,740,804
Investments and other assets                                      487,626           475,872
                                                          ----------------   ---------------
Total intangible and other assets                               9,094,721         9,216,676
                                                          ----------------   ---------------
Total assets                                              $    12,711,760    $   12,980,411
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
     contracts payable                                    $       377,810    $      493,243
Compensation, interest and other accruals                         275,400           325,904
Dividend payable                                                   58,256            58,118
Income taxes                                                      214,878           144,599
Deferred income                                                   154,338           152,137
                                                          ----------------   ---------------
Total current liabilities                                       1,080,682         1,174,001
                                                          ----------------   ---------------
Deferred income taxes                                             257,953           274,829
Long-term debt                                                  5,530,826         5,747,856
Postretirement medical and life insurance liabilities             403,225           403,528
Other long-term liabilities                                       276,963           276,787
                                                          ----------------   ---------------
Total liabilities                                               7,549,649         7,877,001
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                     324,421           324,421
Additional paid-in capital                                        173,622           170,715
Retained earnings                                               7,112,309         6,995,965
Accumulated other comprehensive income                           (133,857)          (66,274)
                                                          ----------------   ---------------
Total                                                           7,476,495         7,424,827
                                                          ----------------   ---------------
Less treasury stock - 59,868,415 shares and
     60,148,871 shares respectively, at cost                   (2,301,898)       (2,307,793)
Deferred compensation related to ESOP                             (12,486)          (13,624)
                                                          ----------------   ---------------
Total shareholders' equity                                      5,162,111         5,103,410
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    12,711,760    $   12,980,411
                                                          ================   ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Thirteen weeks ended             % Inc
                                   April 1, 2001     March 26, 2000      (Dec)
                                   -------------     --------------      ------

Net Operating Revenues:
Newspaper advertising              $   1,020,934     $     830,250        23.0
Newspaper circulation                    313,009           254,146        23.2
Television                               155,613           166,789        (6.7)
Other                                     85,392            70,135        21.8
                                   -------------     -------------       ------
Total                                  1,574,948         1,321,320        19.2
                                   -------------     -------------       ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                           839,547           667,486        25.8
Selling, general and
  administrative expenses,
  exclusive of depreciation              254,738           215,942        18.0
Depreciation                              53,281            46,608        14.3
Amortization of intangible assets         59,343            33,766        75.7
                                   -------------     -------------       ------
Total                                  1,206,909           963,802        25.2
                                   -------------     -------------       ------
Operating income                         368,039           357,518         2.9
                                   -------------     -------------       ------

Non-operating income (expense):
Interest expense                         (80,442)          (20,175)      298.7
Other                                        448            (1,326)     (133.8)
                                   -------------     -------------       ------
Total                                    (79,994)          (21,501)      272.0
                                   -------------     -------------       ------

Income before income taxes               288,045           336,017       (14.3)
Provision for income taxes               113,500           133,000       (14.7)
                                   -------------     -------------       ------
Income from continuing operations        174,545           203,017       (14.0)
                                   -------------     -------------       ------

Discontinued Operations:
  Income from the operation of
    discontinued cable business,
    net of tax                                               2,437        ----
  Gain on sale of cable business,
    net of tax                                             744,700        ----
                                   -------------     -------------       ------
Net income                         $     174,545     $     950,154       (81.6)
                                   =============     =============       ======



Earnings from continuing
operations per share-basic                 $0.66             $0.74       (10.8)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-basic                                              $0.01        ----
  Gain on sale of cable business
    per share-basic                                          $2.72        ----
                                           -----             -----      -------
Net income per share-basic                 $0.66             $3.47       (81.0)
                                           =====             =====      =======


Earnings from continuing
operations per share-diluted               $0.66             $0.74       (10.8)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-diluted                                            $0.01        ----
  Gain on sale of cable business
    per share-diluted                                        $2.69        ----

                                           -----             -----      -------
Net income per share-diluted               $0.66             $3.44       (80.8)
                                           =====             =====      =======

Dividends per share                        $0.22             $0.21         4.8
                                           =====             =====      =======


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Thirteen weeks ended
                                                       April 1, 2001    March 26, 2000
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    174,545     $     950,154
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                       0          (747,137)
    Depreciation                                             53,281            46,608
    Amortization of intangibles                              59,343            33,766
    Deferred income taxes                                   (16,876)         (116,410)
    Other, net                                               36,913           252,771
                                                           ---------         ---------
  Net cash flow from operating activities                   307,206           419,752
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (64,076)          (44,224)
  Payments for acquisitions, net of cash acquired           (17,775)          (89,384)
  Change in other investments                                (3,086)          (12,899)
  Proceeds from sale of certain assets                            0         2,714,362
  Collection of long-term receivables                             0             1,900
                                                           ---------         ---------
  Net cash (used for) provided by investing activities      (84,937)        2,569,755
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt                                (217,030)       (1,812,758)
  Dividends paid                                            (58,062)          (58,358)
  Cost of common shares repurchased                               0          (776,410)
  Proceeds from issuance of common stock                      8,801             5,378
                                                           ---------         ---------
  Net cash used for financing activities                   (266,291)       (2,642,148)
                                                           ---------         ---------
Effect of currency exchange rate change                      (4,256)             (191)
                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents        (48,278)          347,168
Balance of cash and cash equivalents at
  beginning of year                                         193,196            46,160
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $    144,918     $     393,328
                                                           =========         =========


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 1, 2001

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13 week period ended April 1, 2001, and the comparative period of 2000, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.


2.  Comprehensive Income

Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $107.0 million for the first quarter of 2001 and $934.7 million for the first quarter of 2000. Other comprehensive losses relate to foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, net of tax. The accumulated other comprehensive losses were net of a deferred income tax asset of $41.4 million for the first quarter of 2001 and $9.9 million for the first quarter of 2000.

3.  Acquisitions and Dispositions

The company completed the Newscom acquisition in June 2000; the Thomson acquisition in July 2000; and the Central acquisition in August 2000. The purchase price allocations for these acquisitions are preliminary. The final allocations will be based on a complete evaluation of assets acquired and liabilities assumed.

The sale of the assets of the company's cable business for $2.7 billion was completed on January 31, 2000. Upon closing, an after-tax gain of approximately $745 million or $2.69 per diluted share was recognized which, along with the cable segment operating results, are reported as discontinued operations in the company's financial statements.

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the company and its subsidiaries as though the 2000 acquisitions (Newscom, Thomson and Central) and disposition (cable business) were all made at the beginning of 2000. However, this pro forma combined statement does not necessarily reflect the results of operations as they would have been if the combined companies had constituted a single entity during those years.

In millions, except per share amounts (pro forma and unaudited)

Quarter-to-date
---------------

                                                   2001             2000
                                                 --------         --------

Operating revenues                               $ 1,575          $ 1,631

Income before income taxes                       $   288              315

Income from continuing operations                $   175              190

Income per share from continuing
operations - basic                               $  0.66           $ 0.69

Income per share from continuing
operations - diluted                             $  0.66           $ 0.69



4.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the first quarter totaled 264,468,000 compared to 273,958,000 for the first quarter of 2000. The weighted average number of diluted shares outstanding in the first quarter totaled 266,415,000 compared to 276,207,000 for the first quarter of 2000.

5.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                     Thirteen weeks ended             % Inc
                                  April 1, 2001   March 26, 2000      (Dec)
                                  -------------   --------------      ------

Operating Revenues:
Newspaper publishing              $   1,419,335    $   1,154,531       22.9
Television                              155,613          166,789       (6.7)
                                  -------------    -------------       -----
Total                             $   1,574,948    $   1,321,320       19.2
                                  =============    =============       =====

Operating Income (net of
depreciation and amortization):
Newspaper publishing              $     328,785    $     307,435        6.9
Television                               54,266           66,127      (17.9)
Corporate                               (15,012)         (16,044)       6.4
                                  -------------    -------------       -----
Total                             $     368,039    $     357,518        2.9
                                  =============    =============       =====

Depreciation and Amortization:
Newspaper publishing              $      94,143    $      62,289       51.1
Television                               16,983           16,126        5.3
Corporate                                 1,498            1,959      (23.5)
                                  -------------    -------------       -----
Total                             $     112,624    $      80,374       40.1
                                  =============    =============       =====

Operating Cash Flow:
Newspaper publishing              $     422,928    $     369,724       14.4
Television                               71,249           82,253      (13.4)
Corporate                               (13,514)         (14,085)       4.1
                                  -------------    -------------       -----
Total                             $     480,663    $     437,892        9.8
                                  =============    =============       =====

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

            (b)  Form 8-K
                 None.



               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GANNETT CO., INC.


Dated: May 16, 2001                        By:/s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: May 16, 2001                        By:/s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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

3-2     By-laws of Gannett Co., Inc.     Incorporated by reference to
        (reflects all amendments         Exhibit 3-2 to Gannett Co., Inc.'s
        through February 1, 2001)        Form 10-K for the fiscal year ended
                                         December 31, 2000.

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

4-11    Amendment Number One to          Incorporated by reference to Exhibit
        $3,000,000,000 Competitive       4-11 to Gannett Co., Inc.'s Form 10-K
        Advance and Revolving Credit     for the fiscal year ended December 31,
        Agreement among Gannett Co.,     2000.
        Inc. and the Banks named
        therein.

10-3    Gannett Co., Inc. 1978           Incorporated by reference to Exhibit
        Executive Long-Term Incentive    10-3 to Gannett Co., Inc.'s Form 10-K
        Plan*                            for the fiscal year ended
                                         December 28, 1980.  Amendment No. 1
                                         incorporated by reference to
                                         Exhibit 20-1 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 27, 1981.   Amendment No. 2
                                         incorporated by reference to
                                         Exhibit 10-2 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 25, 1983.  Amendments Nos. 3
                                         and 4 incorporated by reference to
                                         Exhibit 4-6 to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 33-28413 filed on May 1, 1989.
                                         Amendments Nos. 5 and 6 incorporated
                                         by reference to Exhibit 10-8 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 1989.
                                         Amendment No. 7 incorporated by
                                         reference to Gannett Co., Inc.'s
                                         Form S-8 Registration Statement
                                         No. 333-04459 filed on May 24, 1996.
                                         Amendment No. 8 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended September 28, 1997. Amendment
                                         dated December 9, 1997, incorporated
                                         by reference to Gannett Co., Inc.'s
                                         1997 Form 10-K.  Amendment No. 9
                                         incorporated by reference to Exhibit
                                         10-3 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended June 27, 1999.
                                         Amendment No. 10 incorporated by
                                         reference to Exhibit 10-3 to Gannett
                                         Co., Inc's Form 10-Q for the quarter
                                         ended June 25, 2000.  Amendment No. 11
                                         incorporated by reference to
                                         Exhibit 10-3 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 31, 2000.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement incorporated by
                                         reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-Q for the
                                         quarter ended June 27, 1999.
                                         Amendments Nos. 3 and 4 incorporated
                                         by reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 2000.

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan.*              10-13 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 1990.

10-9    Employment Agreement dated       Incorporated by reference to Exhibit
        January 1, 2001 between          10-9 to Gannett Co., Inc.'s Form 10-K
        Gannett Co., Inc. and Douglas    for the fiscal year ended December 31,
        H. McCorkindale.*                2000.


10-10   2001 Omnibus Incentive           Incorporated by reference to
        Compensation Plan*               Exhibit No. 4 to the Company's
                                         Registration Statement on Form S-8
                                         (Registration No. 333-60402).


11      Statement re computation of      Attached.
        earnings per share.


The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.