Form 10-Q
period 2001-07-01
GANNETT CO INC /DE/
filed 2001-08-15
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       July 1, 2001 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of July 1, 2001 was 264,772,128.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Recent acquisitions continued to have a significant impact on operating results comparisons for the second quarter of 2001 versus the second quarter of 2000. The company completed the Newscom acquisition in June 2000; the Thomson acquisition in July 2000; and the Central acquisition in August 2000.

Operating revenues rose by $179.4 million or 12% for the second quarter and $433.1 million or 16% for the year-to-date . Operating income from continuing operations fell by $8.3 million or 2% for the second quarter and increased by $2.2 million, less than 1%, for the year-to-date. Newspaper publishing earnings were up $14.9 million or 4% for the quarter and $36.3 million or 5% for the year-to-date, reflecting the positive impact from the recently acquired Newscom, Thomson and Central operations, tempered by lower ad revenues in U.S. markets and higher newsprint prices. Television earnings were down $24.9 million or 24% for the quarter and were down $36.7 million or 22% for the year-to-date due to advertising revenue declines.

Income from continuing operations declined by $32.3 million or 12% for the quarter and $60.8 million or 13% for the year-to-date. Earnings per share (diluted) from continuing operations were $0.88 for the second quarter and $1.53 for the year-to-date, down 12% for each period.

Income from continuing operations for the second quarter and year-to-date was adversely impacted by the softening of newspaper and television advertising revenue. As noted in the pro forma newspaper revenue discussions below, all major ad categories were down for the quarter and the year-to-date. Classified revenues (principally employment) show the sharpest decline. The company does not foresee changes in the general economic environment that are likely to lead to an improvement in the newspaper revenue outlook for the coming months.

Likewise, television revenue comparisons have suffered because of weak demand. For the balance of 2001, television revenue comparisons are expected to deteriorate further as the second half of 2000 benefited from strong political advertising and the Olympics.

Because of the current revenue outlook, the company does not expect to reach the earnings level reported for the third and fourth quarters of 2000.

NEWSPAPERS

Reported newspaper publishing revenues rose $206.1 million or 17% for the quarter and $471.0 million or 20% for the year-to-date, reflecting increased revenues from the newly acquired properties, tempered by softer domestic advertising demand. Newspaper advertising revenues increased $146.0 million or 16% for the quarter and $336.6 million or 19% for the year-to-date.
Refer to Note 6 for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including revenues from the Newscom, Thomson and Central properties, for the second quarter and the first six months of 2001 and 2000. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for the U.K. publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Second Quarter                     2001         2000   % Change
                                 --------     -------  --------

        Local                 $  463,421   $  478,591      (3)
        National                 189,241      212,433     (11)
        Classified               454,318      498,865      (9)
                                --------     --------    -----
        Total ad revenue      $1,106,980   $1,189,889      (7)
                               =========     ========    =====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter                     2001         2000   % Change
                                 --------    --------  --------

        Local                      9,996       10,394      (4)
        National                   1,036        1,171     (12)
        Classified                13,987       14,542      (4)
                                --------     --------    -----
        Total Run-of-Press
        linage                    25,019       26,107      (4)
                                ========     ========    =====

        Preprint distribution      2,482        2,565      (3)
                                ========     ========    =====

Advertising revenue, in thousands of dollars (pro forma)

Year-to-date                       2001         2000   % Change
                                 --------     -------  --------

        Local                 $  899,132   $  915,270      (2)
        National                 364,669      408,472     (11)
        Classified               913,317      974,423      (6)
                                --------     --------    -----
        Total ad revenue      $2,177,118   $2,298,165      (5)
                               =========     ========    =====

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date                       2001         2000   % Change
                                 --------    --------  --------

        Local                     19,284       20,275      (5)
        National                   1,947        2,239     (13)
        Classified                27,293       28,189      (3)
                                --------     --------    -----
        Total Run-of-Press
        linage                    48,524       50,703      (4)
                                ========     ========    =====

        Preprint distribution      4,905        4,957      (1)
                                ========     ========    =====


Pro forma newspaper advertising revenues decreased 7% for the quarter and 5% for the year-to-date. Local ad revenues decreased 3% on a 4% decrease in volume for the quarter and decreased 2% on a 5% decline in volume for the year-to-date. National ad revenues decreased 11% for the quarter on a volume decrease of 12%, with year-to-date revenues down by 11% on a volume decrease of 13%. Classified ad revenues decreased 9% for the quarter on a volume decrease of 4%, with year-to-date revenues down by 6% on a volume
decrease of 3%.    Advertising results reflect advertiser reluctance to
spend in an uncertain economic environment, and the continuing economic downturn adversely impacted revenues at most domestic Gannett operations,
particularly in the classified employment category.   USA TODAY advertising
revenues declined 19% for the quarter and for the year-to-date. Reported revenues from the company's U.K. operations benefited from strong advertising demand, but were unfavorably impacted by a decline in the exchange rate for Sterling. If the exchange rate had remained constant year-over-year, total company pro forma advertising revenues would have declined 6% for the quarter and 4% for the year-to-date.

Reported newspaper circulation revenues increased $54.5 million or 22% for the quarter and $113.4 million or 22% for the year-to-date, reflecting the impact of the acquisitions. On a pro forma basis, newspaper circulation revenues decreased 1% for the quarter and for the year-to-date. Pro forma net paid daily circulation for the company's local domestic newspapers decreased 2% for the second quarter and 1% for the first half of the year, with Sunday circulation down 2% for both the quarter and the year-to-date. USA TODAY reported an average daily paid circulation of 2,291,297 in the ABC Publisher's statement for the 27 weeks ended April 1, 2001, a 0.4% increase over the comparable period a year ago.

Operating costs for the newspaper segment increased $191.2 million or 22% for the quarter and $434.7 million or 25% for the year-to-date, largely due to the added costs from the new properties and higher newsprint prices, offset by tight cost controls. Total pro forma newspaper segment expense, excluding newsprint, declined approximately 7% for the quarter and 6% for the year-to-date. In total, newsprint expense increased by 27% for the quarter and 31% for the year-to-date due to a 6% and 9% increase in consumption for the quarter and year-to-date, respectively, reflecting usage by the new properties, and substantially higher year-over-year prices. The company expects newsprint prices to remain higher for the rest of 2001 as compared to the prior year, but the year-over-year increases are expected to be at a reduced level.

Newspaper operating income increased $14.9 million or 4% for the second quarter and $36.3 million or 5% for the year-to-date, reflecting the positive impact of earnings from recently acquired properties, partially offset by softer domestic advertising demand and higher newsprint prices.

TELEVISION

Reported television revenues decreased $26.7 million or 13% for the second quarter and $37.9 million or 10% for the year-to-date, mainly due to the reluctance of advertisers, principally national advertisers, to spend in this uncertain economic environment. National advertising revenues decreased 21% for the quarter and 18% for the year-to-date, while local advertising revenues decreased 8% for the quarter and 6% for the year-to-date.

Television operating costs for the quarter decreased $1.9 million or 2% and decreased $1.2 million or 1% for the year-to-date. Reported television operating income declined by $24.9 million or 24% for the quarter and $36.7 million or 22% for the year-to-date.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense was $61.7 million in the second quarter of 2001 versus
$22.7 million in the second quarter of 2000 and was $142.2 million for the first half of 2001 versus $42.8 million for the first half of 2000 due to increased commercial paper borrowings for the 2000 acquisitions and share repurchases, tempered by lower interest rates. The daily average commercial paper outstanding balance was $5.31 billion during the second quarter of 2001 and $1.25 billion during the second quarter of 2000. For the first half of 2001 and 2000, the daily average commercial paper outstanding balance was $5.36 billion and $1.18 billion, respectively. The weighted average interest rate was 4.4% for the second quarter of 2001 and 6.4% for the second quarter of 2000. For the first half of 2001 and 2000, the weighted average interest rate was 5.16% and 6.13%, respectively.

The company's effective income tax rate was 39.4% for the second quarter of 2001 versus 39.6% for the same period last year, reflecting lower state taxes and lower taxes on foreign operations.

NET INCOME

Income from continuing operations was down $32.3 million or 12% for the quarter and $60.8 million or 13% for the first half of 2001. Diluted earnings per share from continuing operations decreased to $0.88 from $1.00 for the second quarter and to $1.53 from $1.73 for the first half of the year, both 12% declines.

In the first half of 2000, after-tax income from the operation of the discontinued cable business of $2.4 million and an after-tax gain from the sale of the cable business of $744.7 million contributed $2.75 per share (diluted).

The weighted average number of diluted shares outstanding in the second quarter of 2001 totaled 266,754,000, compared to 266,294,000 for the second quarter of 2000. The weighted average number of diluted shares outstanding in the first half of 2001 totaled 266,585,000, compared to 271,234,000 for the first half of 2000.

In February 2000, the company announced authorizations to repurchase up to $1 billion of its common stock and during the first six months of 2000, the company repurchased approximately 14.7 million shares of common stock at a cost of approximately $967.2 million. There were no stock repurchases during the first half of 2001. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, totaled $556.9 million for the second quarter of 2001, compared with $537.1 million for the same period of 2000, a 4% increase. The company's consolidated operating cash flow for the year-to-date totaled $1,037.5 million for the first half of 2001, compared with $975.0 million for the first half of 2000, a 6% increase. The increase in cash flow reflects the solid operating cash flow contributions from the recently acquired properties and lower interest rates on related borrowings.

Capital expenditures totaled $146.4 million for the first half of 2001, compared to $122.2 million for the first half of 2000. During the first half of 2001, the company made payments of $133.0 million related to several small acquisitions and additional share purchases of WKYC-TV. The company's debt decreased by $330.7 million during the first six months of 2001, reflecting the pay-down of commercial paper borrowings from operating cash flow.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($134.5 million) at the end of the second quarter versus ($66.4 million) at the end of 2000, reflecting a weakening of Sterling against the U.S. dollar since the end of the year 2000. Newsquest's assets and liabilities at July 1, 2001 were translated from Sterling to U.S. dollars at an exchange rate of $1.42 versus $1.49 at the end of 2000. Newsquest's financial results were translated at an average rate of $1.42 for the second quarter of 2001 versus $1.54 for the second quarter of 2000, and at an average rate of $1.44 for the first half of 2001 versus $1.57 for the first half of 2000.

The company's regular quarterly dividend of $0.22 per share was declared in the second quarter of 2001, totaling $58.2 million.

OTHER MATTERS

Refer to Note 2 for a discussion of new accounting standards.

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


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                            July 1, 2001      Dec. 31, 2000
                                                          ----------------   ---------------
ASSETS
Cash                                                      $      72,648      $       69,954
Marketable securities                                            78,010             123,242
Trade receivables, less allowance                               802,318             875,363
     (2001 - $33,569; 2000 - $37,465)
Inventories                                                     138,883             128,321
Prepaid expenses and other receivables                           93,236             105,456
                                                          ----------------   ---------------
Total current assets                                          1,185,095           1,302,336
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                          4,264,050           4,135,201
Less accumulated depreciation                                (1,773,173)         (1,673,802)
                                                          ----------------   ---------------
Net property, plant and equipment                             2,490,877           2,461,399
                                                          ----------------   ---------------
Intangible and other assets
Excess of acquisition cost over the value of
     assets acquired, less amortization                       8,634,739           8,740,804
Investments and other assets                                    483,475             475,872
                                                          ----------------   ---------------
Total intangible and other assets                             9,118,214           9,216,676
                                                          ----------------   ---------------
Total assets                                              $  12,794,186      $   12,980,411
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
     contracts payable                                    $     316,132      $      493,243
Compensation, interest and other accruals                       273,317             325,904
Dividend payable                                                 58,294              58,118
Income taxes                                                    296,351             144,599
Deferred income                                                 149,521             152,137
                                                          ----------------   ---------------
Total current liabilities                                     1,093,615           1,174,001
                                                          ----------------   ---------------
Deferred income taxes                                           268,046             274,829
Long-term debt                                                5,417,192           5,747,856
Postretirement medical and life insurance liabilities           403,241             403,528
Other long-term liabilities                                     265,499             276,787
                                                          ----------------   ---------------
Total liabilities                                             7,447,593           7,877,001
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
     2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
     400,000,000; issued, 324,420,732 shares.                   324,421             324,421
Additional paid-in capital                                      176,123             170,715
Retained earnings                                             7,287,524           6,995,965
Accumulated other comprehensive loss                           (132,940)            (66,274)
                                                          ----------------   ---------------
Total                                                         7,655,128           7,424,827
                                                          ----------------   ---------------
Less treasury stock - 59,648,604 shares and
     60,148,871 shares respectively, at cost                 (2,297,279)         (2,307,793)
Deferred compensation related to ESOP                           (11,256)            (13,624)
                                                          ----------------   ---------------
Total shareholders' equity                                    5,346,593           5,103,410
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $  12,794,186      $   12,980,411
                                                          ================   ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Thirteen weeks ended              % Inc
                                    July 1, 2001     June 25, 2000        (Dec)
Net Operating Revenues:
Newspaper advertising              $   1,057,899     $     911,949        16.0
Newspaper circulation                    306,019           251,524        21.7
Television                               178,692           205,413       (13.0)
Other                                     84,622            78,921         7.2
                                   -------------     -------------       ------
Total                                  1,627,232         1,447,807        12.4
                                   -------------     -------------       ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                           824,030           683,084        20.6
Selling, general and
  administrative expenses,
  exclusive of depreciation              246,324           227,593         8.2
Depreciation                              51,059            47,070         8.5
Amortization of intangible assets         59,457            35,379        68.1
                                   -------------     -------------       ------
Total                                  1,180,870           993,126        18.9
                                   -------------     -------------       ------
Operating income                         446,362           454,681        (1.8)
                                   -------------     -------------       ------

Non-operating income (expense):
Interest expense                         (61,728)          (22,666)      172.3
Other                                        528             7,947       (93.4)
                                   -------------     -------------       ------
Total                                    (61,200)          (14,719)      315.8
                                   -------------     -------------       ------

Income before income taxes               385,162           439,962       (12.5)
Provision for income taxes               151,700           174,200       (12.9)
                                   -------------     -------------       ------
Net income                         $     233,462     $     265,762       (12.2)
                                   =============     =============       ======




Net income per share-basic                 $0.88             $1.01       (12.9)
                                           =====             =====       ======

Net income per share-diluted               $0.88             $1.00       (12.0)
                                           =====             =====       ======

Dividends per share                        $0.22             $0.21         4.8
                                           =====             =====       ======



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Twenty-six weeks ended            % Inc
                                    July 1, 2001     June 25, 2000        (Dec)

Net Operating Revenues:
Newspaper advertising              $   2,078,833     $   1,742,199        19.3
Newspaper circulation                    619,028           505,670        22.4
Television                               334,305           372,202       (10.2)
Other                                    170,014           149,056        14.1
                                   -------------     -------------       ------
Total                                  3,202,180         2,769,127        15.6
                                   -------------     -------------       ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                         1,663,577         1,350,570        23.2
Selling, general and
  administrative expenses,
  exclusive of depreciation              501,062           443,535        13.0
Depreciation                             104,340            93,678        11.4
Amortization of intangible assets        118,800            69,145        71.8
                                   -------------     -------------       ------
Total                                  2,387,779         1,956,928        22.0
                                   -------------     -------------       ------
Operating income                         814,401           812,199         0.3
                                   -------------     -------------       ------

Non-operating income (expense):
Interest expense                        (142,170)          (42,841)      231.9
Other                                        976             6,621       (85.3)
                                   -------------     -------------       ------
Total                                   (141,194)          (36,220)      289.8
                                   -------------     -------------       ------

Income before income taxes               673,207           775,979       (13.2)
Provision for income taxes               265,200           307,200       (13.7)
                                   -------------     -------------       ------
Income from continuing operations        408,007           468,779       (13.0)
                                   -------------     -------------       ------

Discontinued Operations:
  Income from the operation of
    discontinued operations, net
    of tax                                                   2,437         --
  Gain on sale of cable business,
    net of tax                                             744,700         --
                                   -------------     -------------       ------
Net income                         $     408,007     $   1,215,916       (66.4)
                                   =============     =============       ======



Earnings from continuing
operations per share-basic                 $1.54             $1.74       (11.5)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-basic                                              $0.01         --
  Gain on sale of cable business
    per share-basic                                          $2.77         --
                                           -----             -----      -------
Net income per share-basic                 $1.54             $4.52       (65.9)
                                           =====             =====      =======


Earnings from continuing
operations per share-diluted               $1.53             $1.73       (11.6)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-diluted                                            $0.01         --
  Gain on sale of cable business
    per share-diluted                                        $2.74         --

                                           -----             -----      -------
Net income per share-diluted               $1.53             $4.48       (65.8)
                                           =====             =====      =======

Dividends per share                        $0.44             $0.42         4.8
                                           =====             =====      =======



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                            Twenty-six weeks ended
                                                        July 1, 2001    June 25, 2000
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    408,007     $   1,215,916
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                       0          (747,137)
    Income taxes on sale of cable division                        0          (889,301)
    Depreciation                                            104,340            93,678
    Amortization of intangibles                             118,800            69,145
    Deferred income taxes                                    (6,783)         (165,565)
    Other, net                                               56,876           153,822
                                                           ---------         ---------
  Net cash flow provided by
  (used for) operating activities                           681,240          (269,442)
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (146,443)         (122,206)
  Payments for acquisitions, net of cash acquired          (133,041)         (543,110)
  Change in other investments                                (8,564)          (42,969)
  Proceeds from sale of certain assets                            0         2,714,362
  Collection of long-term receivables                             0             1,900
                                                           ---------         ---------
  Net cash (used for) provided by investing activities     (288,048)        2,007,977
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt                                (330,664)         (392,588)
  Dividends paid                                           (116,271)         (114,913)
  Cost of common shares repurchased                               0          (967,242)
  Proceeds from issuance of common stock                     15,922             8,697
                                                           ---------         ---------
  Net cash used for financing activities                   (431,013)       (1,466,046)
                                                           ---------         ---------
Effect of currency exchange rate change                      (4,717)             (994)
                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents        (42,538)          271,495
Balance of cash and cash equivalents at
  beginning of year                                         193,196            46,160
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                 $   150,658           317,655
                                                           =========         =========


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 1, 2001

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 26-week periods ended July 1, 2001, and the comparative periods of 2000, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination.
SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The company will adopt SFAS No. 142 effective
December 31, 2001, the first day of its fiscal year 2002. The company is currently evaluating the provisions of this standard and has not yet determined the effects of these changes on the company's financial position or results of operations but expects a substantial reduction to its amortization expense beginning in 2002.

3.  Comprehensive Income

Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $234.4 million for the second quarter of 2001 and $201.7 million for the second quarter of 2000. Other comprehensive income and losses relate to foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, net of tax. The accumulated other comprehensive income and losses were net of a deferred income tax liability of $0.6 million for the second quarter of 2001 and a deferred tax asset of $41.0 million for the second quarter of 2000.

Comprehensive income totaled $341.3 million for the first half of 2001 and $1,136.4 million for the first half of 2000. The accumulated other comprehensive losses were net of a deferred income tax asset of $40.9 million for the first half of 2001 and $50.9 million for the first half of 2000.

4.  Acquisitions and Dispositions

The company completed the Thomson acquisition in July 2000 and the Central acquisition in August 2000. The purchase price allocations for these acquisitions are preliminary. The final allocations will be based on a complete evaluation of assets acquired and liabilities assumed.

The sale of the assets of the company's cable business for $2.7 billion was completed on January 31, 2000. Upon closing, an after-tax gain of approximately $745 million was recognized which, along with the cable segment operating results, are reported as discontinued operations in the company's financial statements.

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

In millions, except per share amounts (pro forma and unaudited)

Quarter-to-date
---------------
                                                   2001             2000
                                                 --------         --------

Operating revenues                               $ 1,627          $ 1,744

Income before income taxes                       $   385          $   423

Income from continuing operations                $   233          $   256

Income per share from continuing
operations - basic                               $  0.88          $  0.97

Income per share from continuing
operations - diluted                             $  0.88          $  0.96


Year-to-date
---------------
                                                   2001             2000
                                                 --------         --------

Operating revenues                               $ 3,202          $ 3,374

Income before income taxes                       $   673          $   738

Income from continuing operations                $   408          $   446

Income per share from continuing
operations - basic                               $  1.54          $  1.66

Income per share from continuing
operations - diluted                             $  1.53          $  1.64


5.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the second quarter totaled 264,685,000 compared to 264,410,000 for the second quarter of 2000. The weighted average number of diluted shares outstanding in the second quarter totaled 266,754,000 compared to 266,294,000 for the second quarter of 2000.

The weighted average number of common shares outstanding (basic) in the first half of 2001 totaled 264,576,000 compared to 269,184,000 for the first half of 2000. The weighted average number of diluted shares outstanding in the first half of 2001 totaled 266,585,000 compared to 271,234,000 for the first half of 2000.

6.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                     Thirteen weeks ended              % Inc
                                   July 1, 2001    June 25, 2000       (Dec)

Operating Revenues:
Newspaper publishing              $   1,448,540    $   1,242,394       16.6
Television                              178,692          205,413      (13.0)
                                  -------------    -------------       -----
Total                             $   1,627,232    $   1,447,807       12.4
                                  =============    =============       =====

Operating Income (net of
depreciation and amortization):
Newspaper publishing              $     384,142    $     369,231        4.0
Television                               77,003          101,870      (24.4)
Corporate                               (14,783)         (16,420)      10.0
                                  -------------    -------------       -----
Total                             $     446,362    $     454,681       (1.8)
                                  =============    =============       =====

Depreciation and Amortization:
Newspaper publishing              $      91,925    $      63,243       45.4
Television                               17,100           16,909        1.1
Corporate                                 1,491            2,297      (35.1)
                                  -------------    -------------       -----
Total                             $     110,516    $      82,449       34.0
                                  =============    =============       =====

Operating Cash Flow:
Newspaper publishing              $     476,067    $     432,474       10.1
Television                               94,103          118,779      (20.8)
Corporate                               (13,292)         (14,123)       5.9
                                  -------------    -------------       -----
Total                             $     556,878    $     537,130        3.7
                                  =============    =============       =====

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                     Twenty-six weeks ended           % Inc
                                   July 1, 2001    June 25, 2000      (Dec)

Operating Revenues:
Newspaper publishing              $   2,867,875    $   2,396,925       19.6
Television                              334,305          372,202      (10.2)
                                  -------------    -------------       -----
Total                             $   3,202,180    $   2,769,127       15.6
                                  =============    =============       =====

Operating Income (net of
depreciation and amortization):
Newspaper publishing              $     712,927    $     676,666        5.4
Television                              131,269          167,997      (21.9)
Corporate                               (29,795)         (32,464)       8.2
                                  -------------    -------------       -----
Total                             $     814,401    $     812,199        0.3
                                  =============    =============       =====

Depreciation and Amortization:
Newspaper publishing              $     186,068    $     125,532       48.2
Television                               34,083           33,035        3.2
Corporate                                 2,989            4,256      (29.8)
                                  -------------    -------------       -----
Total                             $     223,140    $     162,823       37.0
                                  =============    =============       =====

Operating Cash Flow:
Newspaper publishing              $     898,995    $     802,198       12.1
Television                              165,352          201,032      (17.7)
Corporate                               (26,806)         (28,208)       5.0
                                  -------------    -------------       -----
Total                             $   1,037,541    $     975,022        6.4
                                  =============    =============       =====

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use Sterling as their functional currency, which is then translated into U.S. dollars.

PART II.   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securityholders

            (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 8, 2001.

            (b)  The following directors were elected at the meeting:

                 James A. Johnson          Douglas H. McCorkindale
                 Stephen P. Munn

                 The following directors' terms of office continued after the meeting:

                 H. Jesse Arnelle          Meredith A. Brokaw
                 Samuel J. Palmisano       Karen Hastie Williams

            (c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                                For       Withhold Authority

                 James A. Johnson           213,039,732         9,665,969
                 Douglas H. McCorkindale    185,300,114        37,405,587
                 Stephen P. Munn            213,059,326         9,646,375

                 (ii) The proposal to elect PricewaterhouseCoopers LLP as the company's independent auditor was approved. Tabulation of votes for the proposal is as follows.

                                           For         Against      Abstain

                 Election of
                 independent auditors   220,875,192   1,021,219     809,290

                 (iii) The proposal to approve the Omnibus Incentive Plan was passed. Tabulation of votes for the proposal is as follows:

                                           For         Against      Abstain

                 Approval of Omnibus
                 Incentive Plan         196,863,861  24,184,216   1,654,624


                 (iv) The shareholder proposal concerning EEO policy and American Indians was defeated. Tabulation of votes for the proposal is as follows:

                                           For         Against      Abstain

                 Shareholder proposal    20,130,489 172,146,030   6,624,732

                 (v) The shareholder proposal concerning the nomination of additional director candidates was defeated. Tabulation of votes for the proposal is as follows:

                 Shareholder proposal     6,110,239 190,453,035   2,337,977


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


                                           GANNETT CO., INC.


Dated: August 15, 2001                     By:/s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: August 15, 2001                     By:/s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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
        Inc. and the Banks named
        therein.

4-12    Amendment Number Two             Attached.
        to $3,000,000,000 Competitive
        Advance and Revolving Credit
        Agreement among Gannett Co.,
        Inc. and the Banks named
        therein.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement incorporated by
                                         reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-Q for the
                                         quarter ended June 27, 1999.
                                         Amendments Nos. 3 and 4 incorporated
                                         by reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 2000.
                                         Amendment No. 5 attached.

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