Form 10-Q
period 2001-09-30
GANNETT CO INC /DE/
filed 2001-11-14
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 30, 2001 or

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

              7950 Jones Branch Drive, McLean, VA 22107
          (Address of principal executive offices)  (Zip Code)

                            (703) 854-6000
         (Registrant's telephone number, including area code)


                           Former address:
           1100 Wilson Boulevard, Arlington, Virginia 22234
         (Former name, former address and former fiscal year, if
                      changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No __

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 30, 2001 was 264,851,808.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


OPERATING SUMMARY

Recent acquisitions continued to have a significant impact on operating results comparisons for the third quarter and the year-to-date 2001 versus 2000. The company completed the Newscom acquisition in June 2000; the Thomson acquisition in July 2000; and the Central acquisition in August 2000.

Operating revenues declined by $40.6 million or 3% for the third quarter but increased by $392.5 million or 9% for the year-to-date. Operating income from continuing operations declined by $84.4 million or 20% for the third quarter and by $82.2 million or 7% for the year-to-date. Newspaper publishing earnings declined by $52.9 million or 15% for the quarter and by $16.6 million or 2% for the year-to-date, resulting from lower ad revenues in U.S. markets and higher newsprint prices, tempered by a positive impact from recent acquisitions. Television earnings were down $32.3 million or 43% for the quarter and $69.0 million or 28% for the year-to-date due to the absence this year of Olympics and political advertising revenues and due to generally weaker advertising demand.

Income from continuing operations declined by $33.4 million or 16% for the quarter and $94.2 million or 14% for the year-to-date. Earnings per share (diluted) from continuing operations were $0.66 for the third quarter, a 16% decline, and $2.19 for the year-to-date, a 13% decline.

Income from continuing operations for the third quarter and the year-to-date was adversely impacted by the continued softening of newspaper and television advertising revenue in a generally weak economy. Domestic newspapers, including USA TODAY, experienced a pronounced downturn in advertising revenues following September 11 but have seen improvement since then. Television operations ran commercial-free in the days immediately following the attacks. Operating results from the company's U.K. newspapers improved modestly in the third quarter of 2001.

As noted in the pro forma newspaper revenue discussions below, all major ad categories were down for the quarter and the year-to-date. Classified revenues (principally employment) experienced the sharpest decline. The company does not foresee changes in the general economic environment that are likely to lead to an improvement in the newspaper revenue outlook for the coming months.

Likewise, television revenue comparisons have suffered because of weak advertising demand. Television revenue comparisons are expected to be even more difficult in the fourth quarter due to the strong political and Olympics advertising that benefited the fourth quarter of 2000.

Due to the current revenue outlook, the company does not expect to reach the earnings level reported for the fourth quarter of 2000.

NEWSPAPERS

Reported newspaper publishing revenues declined $5.5 million or less than 1% for the quarter but rose $465.5 million or 12% for the year-to-date, reflecting increased revenues from newly acquired properties, tempered by generally softer domestic advertising demand and the impact of the events of September 11. Newspaper advertising revenues decreased $16.2 million or 2% for the quarter but increased $320.4 million or 12% for the year-to-date. Refer to Note 6 of the Consolidated Condensed Financial Statements for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue, including revenues from the Newscom, Thomson and Central properties, for the third quarter and the first nine months of 2001 and 2000. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for U.K. publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Third Quarter               2001            2000            % Change
                          -------          -------          --------

Local                   $   425,129     $   444,011            (4)
National                    158,923         181,570           (12)
Classified                  447,408         485,591            (8)
                        -----------     -----------         --------
Total ad revenue        $ 1,031,460     $ 1,111,172            (7)
                        ===========     ===========         ========


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter               2001            2000            % Change
                          -------          -------          --------

Local                        9,044            9,637            (6)
National                       860            1,017           (15)
Classified                  13,927           14,252            (2)
                            ------           ------          ------
Total Run-of-Press linage   23,831           24,906            (4)
                            ======           ======          ======

Preprint distribution        2,374            2,450            (3)
                            ======           ======          ======

Advertising revenue, in thousands of dollars (pro forma)

Year-to-date                2001            2000            % Change
                          -------          -------          --------

Local                   $ 1,322,602     $ 1,357,128            (3)
National                    523,536         589,972           (11)
Classified                1,358,445       1,457,586            (7)
                        -----------     -----------         --------
Total ad revenue        $ 3,204,583     $ 3,404,686            (6)
                        ===========     ===========         ========


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date                2001            2000            % Change
                          -------          -------          --------

Local                       28,328           29,912            (5)
National                     2,807            3,256           (14)
Classified                  41,220           42,442            (3)
                            ------           ------          ------
Total Run-of-Press linage   72,355           75,610            (4)
                            ======           ======          ======

Preprint distribution        7,279            7,407            (2)
                            ======           ======          ======

Pro forma newspaper advertising revenues decreased 7% for the quarter and 6% for the year-to-date. Local ad revenues decreased 4% on a 6% decrease in volume for the quarter and decreased 3% on a 5% decline in volume for the year-to-date. National ad revenues decreased 12% for the quarter on a volume decrease of 15%, with year-to-date revenues down by 11% on a volume decrease of 14%. Classified ad revenues decreased 8% for the quarter on a volume decrease of 2%, with year-to-date revenues down by 7% on a volume decrease of 3%. Revenue results reflect advertiser reluctance to spend in a negative economic environment. The continuing economic downturn adversely impacted revenues at most domestic Gannett operations, particularly in the classified employment category. USA TODAY advertising revenues declined
19% for the quarter and for the year-to-date. USA TODAY's revenue comparisons for the quarter were also adversely affected by the events of September 11 and the absence of year earlier Olympics-related ad spending. In the days following the terrorist attacks, there was little demand for travel-related advertising, an important category for USA TODAY. Reported revenues from the company's U.K. operations benefited from solid advertising demand, but comparisons with last year were unfavorably impacted by a decline in the exchange rate for Sterling, particularly for year-to-date revenues. If the exchange rate had remained constant year-over-year, total company pro forma advertising revenues would have declined 5% for the year-to-date.

Reported newspaper circulation revenues increased $19.2 million or 7% for the quarter and $132.6 million or 17% for the year-to-date, reflecting the impact of acquisitions. On a pro forma basis, newspaper circulation revenues increased 1% for the quarter and were even for the year-to-date period. Pro forma net paid daily circulation for the company's local domestic newspapers increased 1% for the third quarter and declined less than 1% for the first nine months of the year. Sunday circulation was down 1% for the quarter and 2% for the year-to-date. USA TODAY reported an average daily paid circulation of 2,243,843 in the ABC Publisher's statement for the 26 weeks ended September 30, 2001, a 1% decrease over the comparable period a year ago. Overall domestic circulation volume and revenues rose in the days following September 11.

Operating costs for the newspaper segment increased $47.4 million or 5% for the quarter and $482.1 million or 18% for the year-to-date, largely due to added costs from new properties and higher newsprint prices, partially offset by tight cost controls. Reported newsprint expense increased by 7% for the quarter, although consumption was down 3%. For the year-to-date, reported newsprint expense rose 22% on a 5% increase in consumption. On a pro forma basis, newsprint expense increased 3% for the quarter and 5% for the year-to-date on decreased consumption of 7% and 10%, respectively. For the third quarter and first nine months of 2001, average newsprint prices have been higher than for the corresponding periods of 2000. Newsprint prices began to decline a few months ago and they are expected to decline further in the months ahead. As a result, average newsprint prices for the fourth quarter of 2001 are expected to be even with or slightly below those of the fourth quarter of 2000. Pro forma newspaper segment expense, excluding newsprint, declined approximately 2% for the quarter and 4% for the year-to-date.

Newspaper operating income decreased $52.9 million or 15% for the third quarter and $16.6 million or 2% for the year-to-date, reflecting softer domestic advertising demand and higher newsprint prices, partially offset by cost control measures and the positive impact of earnings from recently acquired properties.

TELEVISION

Reported television revenues decreased $35.1 million or 19% for the third quarter and $73.0 million or 13% for the year-to-date. Revenue declines reflect challenging comparisons with 2000's third quarter, which benefited from Olympic and strong political ad spending. Third quarter 2001 advertising revenues were also affected by several days of commercial-free coverage and uncertainty in the wake of the September 11 events. National advertising revenues decreased 30% for the quarter and 22% for the year-to-date, while local advertising revenues decreased 12% for the quarter and 8% for the year-to-date.

Television operating costs for the quarter decreased $2.8 million or 3% and were $4.0 million or 1% lower for the year-to-date. Reported television operating income declined by $32.3 million or 42% for the quarter and $69.0 million or 28% for the year-to-date.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense was $48.6 million in the third quarter of 2001 versus $76.0 million in the third quarter of 2000 due to lower interest rates in the third quarter of 2001, partially offset by higher average borrowings. Interest expense was $190.8 million for the first nine months of 2001 versus $118.8 million for the first nine months of 2000, reflecting increased commercial paper borrowings for the 2000 acquisitions and share repurchases, tempered by lower interest rates. The daily average commercial paper balance outstanding was $5.11 billion during the third quarter of 2001 and $4.31 billion during the third quarter of 2000. For the first nine months of 2001 and 2000, the daily average commercial paper outstanding balance was $5.28 billion and $2.22 billion, respectively. The weighted average interest rate on commercial paper was 3.7% for the third quarter of 2001 and 6.6% for the third quarter of 2000. For the first nine months of 2001 and 2000, the weighted average interest rates were 4.7% and 6.4%, respectively. The company's borrowing rates are expected to decline further in the fourth quarter of 2001. Fourth quarter interest expense comparisons to 2000 are expected to be favorable due to reduced debt levels and lower interest rates.

The company's effective income tax rate was 39.4% for the third quarter of 2001 versus 39.6% for the same period last year, reflecting lower state taxes and lower taxes on foreign operations.

NET INCOME

Income from continuing operations was down $33.4 million or 16% for the quarter and $94.2 million or 14% for the first nine months of 2001. Diluted earnings per share from continuing operations decreased to $0.66 from $0.79 for the third quarter, a 16% decline, and to $2.19 from $2.51 for the first nine months of the year, a 13% decline.

After-tax income from the operation of the discontinued cable business of $2.4 million and the after-tax gain from the sale of this business of $744.7 million, contributed $2.78 per share (diluted) to earnings in the first nine months of 2000.

The weighted average number of diluted shares outstanding for the third quarter of 2001 totaled 266,910,000, compared to 265,232,000 for the third quarter of 2000. The weighted average number of diluted shares outstanding for the first nine months of 2001 totaled 266,689,000, compared to 269,234,000 for the first nine months of 2000.

In February 2000, the company announced authorizations to repurchase up to $1 billion of its common stock and during the first nine months of 2000, the company repurchased approximately 14.7 million shares of common stock at a cost of approximately $967.2 million. There were no stock repurchases during the first nine months of 2001. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, totaled $448.8 million for the third quarter of 2001, compared with $524.6 million for the same period of 2000, a 14% decrease. The company's consolidated operating cash flow for the year-to-date totaled $1,486.3 million for the first nine months of 2001, compared with $1,499.6 million for the first nine months of 2000, a 1% decrease. The operating cash flow results reflect solid operating cash flow contributions from the recently acquired newspaper properties, tempered by a decrease in operating cash flows from the company's television properties, particularly in the third quarter of 2001.

Capital expenditures totaled $215.5 million for the first nine months of 2001, compared to $213.3 million for the first nine months of 2000. During the first nine months of 2001, the company made payments of $136.5 million related to several small acquisitions and additional share purchases of WKYC-TV.

The company's debt decreased by $676.7 million during the first nine months of 2001, reflecting the pay-down of commercial paper borrowings from operating cash flow. Significantly lower interest rates on the commercial paper borrowings contributed favorably to third quarter and year to date cash flows.

The increase in the current income tax liability is due to the postponement by the Internal Revenue Service of the company's third quarter federal income tax payment.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($83.8 million) at the end of the third quarter versus
($66.4 million) at the end of 2000, reflecting a weakening of Sterling against the U.S. dollar since the end of the year 2000. Newsquest's assets and liabilities at September 30, 2001 were translated from Sterling to U.S. dollars at an exchange rate of $1.47 versus $1.49 at the end of 2000. Newsquest's financial results were translated at an average rate of $1.44 for the third quarter of 2001 versus $1.47 for the third quarter of 2000, and at an average rate of $1.44 for the first nine months of 2001 versus $1.52 for the first nine months of 2000.

The company's regular quarterly dividend of $0.23 per share was declared in the third quarter of 2001, totaling $60.9 million.

OTHER MATTERS

Refer to Note 2 of the financial statements for a discussion of new accounting standards and their impact on reporting of earnings beginning in 2002.

The company is in the process of relocating its corporate headquarters and USA Today facilities to McLean, Virginia, and will have completed this process by the end of 2001.

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

Potential risks and uncertainties which could adversely affect the company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continued economic downturn in some or all of the company's principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated;
(e) labor disputes which may cause revenue declines or increased labor costs;
(f) acquisitions of new businesses or dispositions of existing businesses;
(g) a decline in viewership of major networks and local news programming;
(h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.


CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Sept. 30, 2001      Dec. 31, 2000
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        68,730    $       69,954
Marketable securities                                              59,901           123,242
Trade receivables, less allowance
   (2001 - $34,079; 2000 - $37,465)                               752,653           875,363
Inventories                                                       114,522           128,321
Prepaid expenses and other receivables                            121,068           105,456
                                                          ----------------   ---------------
Total current assets                                            1,116,874         1,302,336
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,313,745         4,135,201
Less accumulated depreciation                                  (1,806,901)       (1,673,802)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,506,844         2,461,399
                                                          ----------------   ---------------
Other assets
Excess of acquisition cost over the value of
   assets acquired, and other intangible assets,
   less amortization                                            8,703,088         8,740,804
Investments and other assets                                      458,546           475,872
                                                          ----------------   ---------------
Total other assets                                              9,161,634         9,216,676
                                                          ----------------   ---------------
Total assets                                              $    12,785,352    $   12,980,411
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       313,000    $      493,243
Compensation, interest and other accruals                         289,987           325,904
Dividend payable                                                   60,946            58,118
Income taxes                                                      371,261           144,599
Deferred income                                                   149,422           152,137
                                                          ----------------   ---------------
Total current liabilities                                       1,184,616         1,174,001
                                                          ----------------   ---------------
Deferred income taxes                                             349,301           274,829
Long-term debt                                                  5,071,180         5,747,856
Postretirement medical and life insurance liabilities             409,427           403,528
Other long-term liabilities                                       256,046           276,787
                                                          ----------------   ---------------
Total liabilities                                               7,270,570         7,877,001
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
   400,000,000; issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        178,105           170,715
Retained earnings                                               7,401,439         6,995,965
Accumulated other comprehensive loss                              (83,880)          (66,274)
                                                          ----------------   ---------------
Total                                                           7,820,085         7,424,827
                                                          ----------------   ---------------
Less treasury stock - 59,568,924 shares and
   60,148,871 shares respectively, at cost                     (2,295,473)       (2,307,793)
Deferred compensation related to ESOP                              (9,830)          (13,624)
                                                          ----------------   ---------------
Total shareholders' equity                                      5,514,782         5,103,410
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    12,785,352    $   12,980,411
                                                          ================   ===============



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Thirteen weeks ended              % Inc
                                  Sept. 30, 2001     Sept. 24, 2000       (Dec)

Net Operating Revenues:
Newspaper advertising              $     988,045     $   1,004,280        (1.6)
Newspaper circulation                    306,139           286,890         6.7
Television                               148,229           183,352       (19.2)
Other                                     75,515            83,998       (10.1)
                                   -------------     -------------       ------
Total                                  1,517,928         1,558,520        (2.6)
                                   -------------     -------------       ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                           824,839           788,209         4.6
Selling, general and
  administrative expenses,
  exclusive of depreciation              244,308           245,735        (0.6)
Depreciation                              50,916            51,509        (1.2)
Amortization of intangible assets         61,267            52,082        17.6
                                   -------------     -------------       ------
Total                                  1,181,330         1,137,535         3.8
                                   -------------     -------------       ------
Operating income                         336,598           420,985       (20.0)
                                   -------------     -------------       ------

Non-operating income (expense):
Interest expense                         (48,600)          (75,962)      (36.0)
Other                                        530              (260)     (303.8)
                                   -------------     -------------       ------
Total                                    (48,070)          (76,222)      (36.9)
                                   -------------     -------------       ------

Income before income taxes               288,528           344,763       (16.3)
Provision for income taxes               113,700           136,500       (16.7)
                                   -------------     -------------       ------
Net income                         $     174,828     $     208,263       (16.1)
                                   =============     =============       ======




Net income per share-basic                 $0.66             $0.79       (16.5)
                                           =====             =====       ======

Net income per share-diluted               $0.66             $0.79       (16.5)
                                           =====             =====       ======

Dividends per share                        $0.23             $0.22         4.5
                                           =====             =====       ======



CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

                                        Thirty-nine weeks ended           % Inc
                                   Sept. 30, 2001     Sept. 24, 2000      (Dec)

Net Operating Revenues:
Newspaper advertising              $   3,066,878     $   2,746,479        11.7
Newspaper circulation                    925,167           792,560        16.7
Television                               482,534           555,554       (13.1)
Other                                    245,529           233,054         5.4
                                   -------------     -------------       ------
Total                                  4,720,108         4,327,647         9.1
                                   -------------     -------------       ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                         2,488,416         2,138,779        16.3
Selling, general and
  administrative expenses,
  exclusive of depreciation              745,370           689,270         8.1
Depreciation                             155,256           145,187         6.9
Amortization of intangible assets        180,067           121,227        48.5
                                   -------------     -------------       ------
Total                                  3,569,109         3,094,463        15.3
                                   -------------     -------------       ------
Operating income                       1,150,999         1,233,184        (6.7)
                                   -------------     -------------       ------

Non-operating income (expense):
Interest expense                        (190,770)         (118,803)       60.6
Other                                      1,506             6,361       (76.3)
                                   -------------     -------------       ------
Total                                   (189,264)         (112,442)       68.3
                                   -------------     -------------       ------

Income before income taxes               961,735         1,120,742       (14.2)
Provision for income taxes               378,900           443,700       (14.6)
                                   -------------     -------------       ------
Income from continuing operations        582,835           677,042       (13.9)
                                   -------------     -------------       ------

Discontinued Operations:
  Income from the operation of
    discontinued operations, net
    of tax                                                   2,437         --
  Gain on sale of cable business,
    net of tax                                             744,700         --
                                   -------------     -------------       ------
Net income                         $     582,835     $   1,424,179       (59.1)
                                   =============     =============       ======



Earnings from continuing
operations per share-basic                 $2.20             $2.53       (13.0)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-basic                                              $0.01         --
  Gain on sale of cable business
    per share-basic                                          $2.79         --
                                           -----             -----      -------
Net income per share-basic                 $2.20             $5.33       (58.7)
                                           =====             =====      =======


Earnings from continuing
operations per share-diluted               $2.19             $2.51       (12.7)

Earnings from discontinued
  operations:
  Discontinued operations per
    share-diluted                                            $0.01         --
  Gain on sale of cable business
    per share-diluted                                        $2.77         --

                                           -----             -----      -------
Net income per share-diluted               $2.19             $5.29       (58.6)
                                           =====             =====      =======

Dividends per share                        $0.67             $0.64         4.7
                                           =====             =====      =======

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                          Thirty-nine weeks ended
                                                       Sept. 30, 2001   Sept. 24, 2000
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $     582,835    $    1,424,179
  Adjustments to reconcile net income to
  operating cash flows:
    Discontinued operations                                                   (747,137)
    Income taxes on sale of cable division                                    (889,301)
    Depreciation                                             155,256           145,187
    Amortization of intangibles                              180,067           121,227
    Deferred income taxes                                     74,472          (187,426)
    Other, net                                               128,980           217,408
                                                           ---------         ---------
  Net cash flow provided by
  operating activities                                     1,121,610            84,137
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (215,491)         (213,298)
  Payments for acquisitions, net of cash acquired           (136,529)       (4,237,148)
  Change in other investments                                 (1,720)          (62,013)
  Proceeds from sale of certain assets                             0         2,714,362
  Collection of long-term receivables                              0             1,900
                                                           ---------         ---------
  Net cash used for investing activities                    (353,740)       (1,796,197)
                                                           ---------         ---------

Cash flows from financing activities
  (Payment of) proceeds from long-term debt                 (676,676)        2,963,232
  Dividends paid                                            (174,533)         (170,265)
  Cost of common shares repurchased                                0          (967,242)
  Proceeds from issuance of common stock                      19,574            10,321
                                                           ---------         ---------
  Net cash (used for) provided by financing
  activities                                                (831,635)        1,836,046
                                                           ---------         ---------
Effect of currency exchange rate change                         (800)            1,367
                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents         (64,565)          125,353
Balance of cash and cash equivalents at
  beginning of year                                          193,196            46,160
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of third quarter                                 $     128,631    $      171,513
                                                           =========         =========


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2001

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 39-week periods ended September 30, 2001, and the comparative periods of 2000, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Accounting Standards

In July, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The company will adopt SFAS No. 142 effective
December 31, 2001, the first day of its fiscal year 2002. Upon adoption, the company will cease amortizing goodwill. Based on the current levels of goodwill, this would increase net income by approximately $215 million or $0.80 per share annually beginning in 2002.

3.  Comprehensive Income

Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $223.9 million for the third quarter of 2001 and $166.8 million for the third quarter of 2000. Net income totaled $174.8 million and other comprehensive income totaled $49.1 million for the third quarter of 2001. Net income totaled $208.3 million and other comprehensive losses totaled $41.5 million for the third quarter of 2000. Other comprehensive income and losses relate to foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, net of tax. The other comprehensive income and losses were net of deferred income tax expense of $30.1 million for the third quarter of 2001 and a deferred tax benefit of $26.5 million for the third quarter of 2000.

Comprehensive income totaled $565.2 million for the first nine months of 2001 and $1,303.2 million for the first nine months of 2000. Net income totaled $582.8 million and other comprehensive losses totaled $17.6 million for the first nine months of 2001. Net income totaled $1,424.2 million and other comprehensive losses totaled $121.0 million for the first nine months of 2000. The other comprehensive losses were net of a deferred income tax benefit of $10.8 million for the first nine months of 2001 and $77.4 million for the first nine months of 2000.

4.  Acquisitions and Dispositions

The company completed the Thomson acquisition in July 2000 and the Central acquisition in August 2000. A total of $3.6 billion, representing the excess of acquisition cost over the fair value of the Thomson and Central net tangible assets, has been allocated to intangible assets including goodwill. Identifiable intangible assets are being amortized over 15 years. Goodwill is being amortized over 40 years.

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

In millions, except per share amounts (pro forma and unaudited)

Quarter-to-date
---------------
                                                   2001             2000
                                                 --------         --------

Operating revenues                               $ 1,518          $ 1,636

Income before income taxes                       $   289          $   334

Income from continuing operations                $   175          $   202

Income per share from continuing
operations - basic                                 $0.66            $0.77

Income per share from continuing
operations - diluted                               $0.66            $0.76


Year-to-date
---------------
                                                   2001             2000
                                                 --------         --------

Operating revenues                               $ 4,720          $ 5,010

Income before income taxes                       $   962          $ 1,067

Income from continuing operations                $   583          $   645

Income per share from continuing
operations - basic                                 $2.20            $2.41

Income per share from continuing
operations - diluted                               $2.19            $2.39


5.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 264,822,000 compared to 263,665,000 for the third quarter of 2000. The weighted average number of diluted shares outstanding in the third quarter totaled 266,910,000 compared to 265,232,000 for the third quarter of 2000.

The weighted average number of common shares outstanding (basic) in the first nine months of 2001 totaled 264,658,000 compared to 267,344,000 for the first nine months of 2000. The weighted average number of diluted shares outstanding in the first nine months of 2001 totaled 266,689,000 compared to 269,234,000 for the first nine months of 2000.

6.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                      Thirteen weeks ended            % Inc
                                  Sept. 30, 2001   Sept. 24, 2000      (Dec)

Operating Revenues:
Newspaper publishing              $   1,369,699    $   1,375,168       (0.4)
Television                              148,229          183,352      (19.2)
                                  -------------    -------------       -----
Total                             $   1,517,928    $   1,558,520       (2.6)
                                  =============    =============       =====

Operating Income (net of
depreciation and amortization):
Newspaper publishing              $     308,199    $     361,068      (14.6)
Television                               43,743           76,047      (42.5)
Corporate                               (15,344)         (16,130)       4.9
                                  -------------    -------------       -----
Total                             $     336,598    $     420,985      (20.0)
                                  =============    =============       =====

Depreciation and Amortization:
Newspaper publishing              $      93,613    $      85,405        9.6
Television                               17,098           16,248        5.2
Corporate                                 1,472            1,938      (24.0)
                                  -------------    -------------       -----
Total                             $     112,183    $     103,591        8.3
                                  =============    =============       =====

Operating Cash Flow:
Newspaper publishing              $     401,812    $     446,473      (10.0)
Television                               60,841           92,295      (34.1)
Corporate                               (13,872)         (14,192)       2.3
                                  -------------    -------------       -----
Total                             $     448,781    $     524,576      (14.4)
                                  =============    =============       =====

NOTE:
Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                      Thirty-nine weeks ended          % Inc
                                  Sept. 30, 2001   Sept. 24, 2000      (Dec)

Operating Revenues:
Newspaper publishing              $   4,237,574    $   3,772,093       12.3
Television                              482,534          555,554      (13.1)
                                  -------------    -------------       -----
Total                             $   4,720,108    $   4,327,647        9.1
                                  =============    =============       =====

Operating Income (net of
depreciation and amortization):
Newspaper publishing              $   1,021,126    $   1,037,734       (1.6)
Television                              175,012          244,044      (28.3)
Corporate                               (45,139)         (48,594)       7.1
                                  -------------    -------------       -----
Total                             $   1,150,999    $   1,233,184       (6.7)
                                  =============    =============       =====

Depreciation and Amortization:
Newspaper publishing              $     279,681    $     210,937       32.6
Television                               51,181           49,283        3.9
Corporate                                 4,461            6,194      (28.0)
                                  -------------    -------------       -----
Total                             $     335,323    $     266,414       25.9
                                  =============    =============       =====

Operating Cash Flow:
Newspaper publishing              $   1,300,807    $   1,248,671        4.2
Television                              226,193          293,327      (22.9)
Corporate                               (40,678)         (42,400)       4.1
                                  -------------    -------------       -----
Total                             $   1,486,322    $   1,499,598       (0.9)
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


                                           GANNETT CO., INC.


Dated: November 14, 2001                   By: /s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: November 14, 2001                   By: /s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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
        Inc. and the Banks named
        therein.

4-12    Amendment Number Two             Incorporated by reference to
        to $3,000,000,000 Competitive    Exhibit 4-12 to Gannett Co., Inc.'s
        Advance and Revolving Credit     Form 10-Q for the quarter ended
        Agreement among Gannett Co.,     July 1, 2001.
        Inc. and the Banks named
        therein.

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

10-7    Amended and Restated             Incorporated by reference to Exhibit
        Gannett Co., Inc. 1987           10-1 to Gannett Co., Inc.'s Form 10-Q
        Deferred Compensation Plan.*     for the fiscal quarter ended
                                         September 29, 1996.  Amendment No. 5
                                         incorporated by reference to Exhibit
                                         10-2 to Gannett Co., Inc.'s Form 10-Q
                                         for the quarter ended September 28,
                                         1997.  Amendment No. 2 to January 1,
                                         1997 Restatement incorporated by
                                         reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-Q for the
                                         quarter ended June 27, 1999.
                                         Amendments Nos. 3 and 4 incorporated
                                         by reference to Exhibit 10-7 to
                                         Gannett Co., Inc.'s Form 10-K for the
                                         fiscal year ended December 31, 2000.
                                         Amendment No. 5 incorporated by
                                         reference to Exhibit 10-7 to Gannett
                                         Co., Inc.'s Form 10-Q for the quarter
                                         ended July 1, 2001.

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