Form 10-K
period 2001-12-30
GANNETT CO INC /DE/
filed 2002-03-22
CIK 39899

Exhibit Index begins
                                                on page 12



                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-K


(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 30, 2001 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _____________.

Commission file number         1-6961

                        GANNETT CO., INC..
      (Exact name of registrant as specified in its charter)

          Delaware                           16-0442930
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

7950 Jones Branch Drive, McLean, VA            22107-0910
(Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code)  (703) 854-6000

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
Title of each class                   on which registered

Common Stock, Par Value $1.00         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

               None
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 was $20,110,302,500.

   The number of shares outstanding (basic) of the registrant's Common Stock, Par Value $1.00, as of March 8, 2002 was 266,457,262.

Documents incorporated by reference.

   (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2001 in Parts I, II and III.

   (2) Portions of the registrant's Proxy Statement issued in connection with its Annual Meeting of Shareholders to be held on May 7, 2002.

                              CROSS REFERENCE SHEET

     The information required in Parts I, II and III of the Form 10-K is incorporated by reference to sections of the company's 2001 Annual Report to Shareholders ("Annual Report") and its definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2002 ("Proxy Statement") as described below:

Part I

Item 1.   Business.                Form 10-K Information (Annual Report
                                   pp. 51-65); Note 10 - Business Segment
                                   Information (Annual Report p. 46).

Item 2.   Properties.              Properties (Annual Report pp. 54, 55
                                   and 58); Corporate Facilities (Annual
                                   Report p. 59); Markets We Serve (Annual
                                   Report pp. 66-70).

Item 3.   Legal Proceedings.       Note 9 - Commitments and Contingent
                                   Liabilities (Annual Report p. 45);
                                   Regulation (Annual Report pp. 55 and 58).

Item 4.   Submission of Matters    Not applicable.
          to a Vote of Security
          Holders.

Part II

Item 5.   Market for Registrant's  Gannett Shareholder Services (Annual
          Common Equity and        Report, p. 73); Company Profile (Annual
          Related Stockholder      Report, p. 1); Gannett Common Stock
          Matters                  Prices (Annual Report p. 18);
                                   Dividends (Annual Report p. 29).

Item 6.   Selected Financial       Eleven-Year Summary and Notes to
          Data.                    Eleven-Year Summary (Annual Report
                                   pp. 48-50).

Item 7.   Management's Discussion  Management's Discussion and Analysis
          and Analysis of          of Results of Operations and Financial
          Financial Condition and Position (Annual Report pp. 19-29). Results of Operations.

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

Item 8.   Financial Statements     Consolidated Financial Statements and
          and Supplementary Data.  Notes to Consolidated Financial State-
                                   ments (Annual Report pp. 30-46).
                                   Effects of inflation and changing prices
                                   (Annual Report p. 29);  Quarterly
                                   Statements of Income (Annual Report
                                   pp. 62-63).

Item 9.   Changes in and           None.
          Disagreements with
          Accountants on Account-
          ing and Financial
          Disclosure.

Part III

Item 10.  Directors and Executive        Executive Officers of the
          Officers of the Registrant.    company are listed below:

          Christopher W. Baldwin, Vice President, Taxes.  Age 58.
          James T. Brown, Non-executive Chairman, Newsquest.  Formerly:
             Executive Chairman, Newsquest (2001); Chairman (1996-2001).
             Age 66.
          Thomas L. Chapple - Senior Vice President, General Counsel
             and Secretary.  Age 54.
          Richard L. Clapp - Senior Vice President, Human Resources. Age 61. Susan Clark-Johnson - Chairman and CEO, Phoenix Newspapers,
             Inc., and Senior Group President, Gannett Pacific
             Newspaper Group.  Formerly: Senior Group President, Gannett
             Pacific Newspaper Group and President and Publisher, Reno
             (Nev.) Gazette-Journal (1994-2000).  Age 55.
          Michael J. Coleman - Senior Group President, Gannett South Newspaper
             Group, and President and Publisher, FLORIDA TODAY at Brevard County. Age 58.
          Robert T. Collins - President, New Jersey Newspaper Group, and
             President and Publisher, Asbury Park Press. Formerly: President, New Jersey Newspaper Group, and President and Publisher, Asbury Park Press, Home News Tribune, East Brunswick, N.J. and Ocean County Newspapers (1998-2001); President and Publisher, Asbury
             Park Press and Home News Tribune (1997-1998); President and Publisher, Courier-Post, Cherry Hill, N.J. (1993-1997). Age 59.
          Thomas Curley - Senior Vice President, Administration of Gannett, and President and Publisher, USA TODAY. Formerly: President and Publisher, USA TODAY (1991-1998). Age 53
          Philip R. Currie - Senior Vice President, News, Gannett Newspaper
             Division.  Age 61.
          Paul Davidson, Chief Executive, Newsquest.  Formerly:  Group Managing
             Director (1995-2001).  Age 47.
          Ardyth R. Diercks - Senior Vice President, Gannett Television, and President and General Manager, WUSA-TV, Washington, D.C.
             Formerly: Senior Vice President, Gannett Television (1998-2001); President and General Manager, KSDK-TV, St. Louis (1996-1998).
             Age 47.
          Craig A. Dubow - President and CEO, Gannett Broadcasting.
             Formerly: President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 47.
          Daniel S. Ehrman, Jr. - Vice President, Planning & Development.
             Formerly: Senior Vice President, Gannett Broadcasting (1995-1997). Age 55.
          Millicent A. Feller - Senior Vice President, Public Affairs and Government Relations. Age 54.

          Lawrence P. Gasho - Vice President, Financial Analysis. Age 59. George R. Gavagan - Vice President and Controller. Formerly: Vice
             President, Corporate Accounting Services (1993-1997). Age 55. Denise H. Ivey - President, Gannett Gulf Coast Newspaper
             Group, and President and Publisher, Pensacola News Journal.
             Age 51.
          John B. Jaske - Senior Vice President, Labor Relations and
             Assistant General Counsel.  Age 57.
          Richard A. Mallary - Senior Vice President, Gannett Television.
             Age 59.
          Gracia C. Martore - Senior Vice President of Finance and Treasurer.
             Formerly: Treasurer and Vice President, Investor Relations (1998-2001); Vice President, Treasury Services and Investor Relations (1996-1998). Age 50.
          Douglas H. McCorkindale - Chairman, President and Chief Executive
             Officer. Formerly: President, Chief Executive Officer and Vice President (2000-January, 2001); Vice Chairman and President (1997-2000); Vice Chairman and Chief Financial and Administrative Officer (1985-1997). Age 62.
          Larry F. Miller - Executive Vice President, Operations, and Chief
             Financial Officer. Formerly: Executive Vice President and Chief Financial Officer (1997-2001); Senior Vice President, Financial Planning and Controller (1991-1997). Age 63.
          Craig A. Moon - President, Gannett Piedmont Newspaper Group, and
             President and Publisher, The Tennessean, Nashville.
             Formerly: Vice President, Gannett South Newspaper Group, and President and Publisher, The Tennessean (1991-1999). Age 52.
          Roger Ogden - Senior Vice President, Gannett Television, and
             President and General Manager, KUSA-TV, Denver.  Age 56.
          W. Curtis Riddle - Senior Group President, Gannett East Newspaper Group, and President and Publisher, The News Journal,
             Wilmington, Delaware.  Age 51.
          Gary F. Sherlock - President, Gannett Atlantic Newspaper
             Group, and President and Publisher, The Journal News,
             Westchester County, N.Y.  Age 56.
          Mary P. Stier - Senior Group President, Gannett Midwest
             Newspaper Group, and President and Publisher, The Des Moines Register. Formerly: President, Gannett Midwest Newspaper Group, and President and Publisher, Rockford (IL) Register Star (1993-
             2000).  Age 45.
          Wendell J. Van Lare, Vice President, Senior Labor Counsel. Age 57. Frank J. Vega - President and CEO, Detroit Newspapers. Age 53. Barbara W. Wall - Vice President, Senior Legal Counsel. Age 47. Gary L. Watson - President, Gannett Newspaper Division. Age 56.

          Information concerning the Executive Officers of the company is included in the Annual Report on pages 14-15. Information concerning the Board of Directors of the company is incorporated by reference to the company's Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

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


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements, Financial Statement Schedules and
               Exhibits.

               (1)  Financial Statements.

               The following financial statements of the company and the accountants' report thereon are included on pages 30 through 47 of the company's 2001 Annual Report to Shareholders and are incorporated herein by reference:

                  Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000.

                  Consolidated Statements of Income - Fiscal Years Ended December 30, 2001, December 31, 2000, and December 26, 1999.

                  Consolidated Statements of Cash Flows - Fiscal Years Ended December 30, 2001, December 31, 2000 and December 26, 1999.

                  Consolidated Statements of Changes in Shareholders' Equity - December 30, 2001, December 31, 2000 and December 26, 1999.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Accountants.

               (2)  Financial Statement Schedules.

               The following financial statement schedules are incorporated by reference to "Schedules to Form 10-K Information" appearing on pages 64 and 65 of the company's 2001 Annual Report to
               Shareholders:

                    Schedule V - Property, Plant and Equipment.

                    Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment.

                    Schedule VIII - Valuation and Qualifying Accounts.

                    Schedule X - Supplementary Income Statement Information.

                    The Report of Independent Accountants on Financial Statement Schedules appears on page 9 of this Form 10-K.

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


          (b)  Reports on Form 8-K.

               (1) Current Report on Form 8-K filed March 11, 2002, in connection with a new revolving credit agreement.

               (2) Current Report on Form 8-K filed March 14, 2002, in connection with the sale of debt securities.

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Gannett Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated February 7, 2002 appearing on page 47 of the 2001 Annual Report to Shareholders of Gannett Co., Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PRICEWATERHOUSECOOPERS LLP
--------------------------------
PRICEWATERHOUSECOOPERS LLP


McLean, Va.
February 7, 2002

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2002        GANNETT CO., INC. (Registrant)



                                By:/s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President, Operations,
                                   and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 19, 2002           /s/Douglas H. McCorkindale
                                   ------------------------------
                                   Douglas H. McCorkindale,
                                   Director, Chairman, President
                                   and Chief Executive Officer


Dated: February 19, 2002           /s/Larry F. Miller
                                   ------------------------------
                                   Larry F. Miller,
                                   Executive Vice President, Operations,
                                   and Chief Financial Officer


Dated: February 19, 2002           /s/H. Jesse Arnelle
                                   ------------------------------
                                   H. Jesse Arnelle, Director


Dated: February 19, 2002           /s/Meredith A. Brokaw
                                   ------------------------------
                                   Meredith A. Brokaw, Director

Dated: February 19, 2002           /s/James A. Johnson
                                   ------------------------------
                                   James A. Johnson, Director


Dated: February 19, 2002           /s/Stephen P. Munn
                                   ------------------------------
                                   Stephen P. Munn, Director


Dated: February 19, 2002           /s/Samuel J. Palmisano
                                   ------------------------------
                                   Samuel J. Palmisano, Director


Dated: February 19, 2002           /s/Donna E. Shalala
                                   ------------------------------
                                   Donna E. Shalala, Director


Dated: February 19, 2002           /s/Karen Hastie Williams
                                   ------------------------------
                                   Karen Hastie Williams, Director

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

3-2     By-laws of Gannett Co., Inc.     Incorporated by reference to Exhibit
        (reflects all amendments         3-2 to Gannett Co., Inc.'s Form 10-K
        through February 1, 2001)        for the fiscal year ended
                                         December 31, 2000.

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

4-11    Amendment Number One to          Incorporated by reference to Exhibit
        $3,000,000,000 Competitive       4-11 to Gannett Co., Inc.'s Form 10-K
        Advance and Revolving Credit     for the fiscal year ended
        Agreement among Gannett Co.,     December 31, 2000.
        Inc. and the Banks named
        therein.

4-12    Amendment Number Two to          Incorporated by reference to Exhibit
        $3,000,000,000 Competitive       4-12 to Gannett Co., Inc.'s Form 10-Q
        Advance and Revolving Credit     for the quarter ended July 2, 2001.
        Agreement among Gannett Co.,
        Inc. and the Banks named
        therein.

4-13    Form of 4.950% Note due          Incorporated by reference to Exhibit
        2005.                            4.13 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-14    Form of 5.500% Note due 2007.    Incorporated by reference to Exhibit
                                         4.14 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-15    Form of 6.375% Note due 2012.    Incorporated by reference to Exhibit
                                         4.15 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-16    Third Supplemental Indenture,    Incorporated by reference to Exhibit
        dated as of March 14, 2002,      4.16 to Gannett Co., Inc.'s Form 8-K
        between Gannett Co., Inc. and    filed on March 14, 2002.
        Wells Fargo Bank Minnesota, N.A.,
        as Trustee.


4-17    Competitive Advance and          Incorporated by reference
        Revolving Credit Agreement       to Exhibit 10.11 to Gannett
        dated as of March 11, 2002       Co., Inc.'s Form 8-K filed on
        among Gannett Co., Inc., the     March 14, 2002.
        several lenders from time to
        time parties thereto,
        Bank of America, N.A., as
        Administrative Agent, JP Morgan
        Chase Bank and Bank One NA, as
        Co-Syndication Agents, and
        Barclays Bank PLC, as
        Documentation Agent.


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

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-5 to Gannett Co., Inc.'s Form 10-K
                                         for the fiscal year ended
                                         December 26, 1999.  Amendments No.
                                         1 and 2 attached.

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

10-8    Gannett Co., Inc. Transitional   Attached.
        Compensation Plan, as amended
        and restated October 22, 2001,
        and as further amended on
        December 4, 2001.*

10-9    Employment Agreement dated       Incorporated by reference to
        January 1, 2001 between          Exhibit 10-9 to Gannett Co., Inc.'s
        Gannett Co., Inc. and Douglas H. Form 10-K for the fiscal year ended
        McCorkindale.*                   December 31, 2000.

10-10   Omnibus Incentive Compensation   Incorporated by reference to
        Plan*                            Exhibit No. 4 to the Company's
                                         Registration Statement on Form S-8
                                         (Registration No. 333-60402).
                                         Amendment No. 1 attached.

13      Portions of 2001 Annual Report   Attached.
        to Shareholders incorporated
        by reference.

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