Form 10-Q
period 2002-03-31
GANNETT CO INC /DE/
filed 2002-05-15
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       March 31, 2002 or

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


                         Former address: n/a
         (Former name, former address and former fiscal year, if
                      changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No __

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of March 31, 2002, was 266,617,545.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Earnings per diluted share were 91 cents for the first quarter of 2002 versus 85 cents per share on a comparable basis for the first quarter of 2001, a 7% increase, despite continued challenging operating conditions.

At the beginning of 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 ("Statement"), which changed the
accounting rules for goodwill and intangible assets.   The previously
reported diluted earnings per share of 66 cents for the first quarter of 2001 included $0.19 per share for goodwill amortization expense, net of tax, that would not have been required had the new Statement been in effect. Note 2 to the Condensed Consolidated Financial Statements provides additional information on the impact of this new Statement.

Operating revenues declined by $50.3 million or 3% for the first quarter mainly due to a decline in newspaper advertising revenues. Operating income decreased by $23.0 million or 5%, on a comparable basis for the first quarter. Newspaper publishing earnings decreased by $31.2 million or 8% for the quarter, on a comparable basis, resulting from a continued decline in advertising revenues partially offset by stringent cost controls and significantly lower newsprint expense. Television earnings, on a comparable basis, were up $8.1 million or 12% for the quarter benefiting from Winter Olympics-related advertising.

Net income increased by $18.1 million or 8%, on a comparable basis, reflecting significantly lower interest expense in the period versus the same quarter in 2001.

As noted in the pro forma newspaper revenue discussions below, all major ad categories were lower for the quarter. Domestic classified revenues, especially employment advertising, experienced the sharpest decline, although the rate of decline for many of the U.S. newspapers narrowed in the first quarter of 2002.

Television revenue comparisons for the first quarter were favorable reflecting solid Winter Olympics-related advertising on the company's NBC-affiliated stations.

NEWSPAPERS

Reported newspaper publishing revenues declined $61.9 million or 4% for the quarter. Newspaper advertising revenues decreased $51.1 million or 5% for the quarter reflecting generally soft domestic advertising demand. Refer to Note 6 of the Condensed Consolidated Financial Statements for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue for the first quarter of 2002 and 2001. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for U.K. publications are not included. This pro forma presentation is defined as operating results as if all properties owned at the end of the first quarter of 2002 were owned throughout the periods presented. The tables and related commentary also include the portion of revenue and linage data for the company's newspapers participating in joint operating agencies.

Advertising revenue, in thousands of dollars (pro forma)

First Quarter              2002           2001          % Change
                       -----------    -----------       --------

Local                  $   428,499    $   434,841          (1)
National                   167,056        175,313          (5)
Classified                 419,663        457,953          (8)
                       -----------    -----------         -----
Total ad revenue       $ 1,015,218    $ 1,068,107          (5)
                       ===========    ===========         =====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter              2002           2001          % Change
                       -----------    -----------       --------
Local                        9,049          9,130          (1)
National                       920            906           1
Classified                  13,331         13,138           1
                       -----------    -----------       --------
Total Run-of-Press
   linage                   23,300         23,174           1
                       ===========    ===========       ========

Preprint distribution        2,475          2,436           2
                       ===========    ===========       ========


Pro forma newspaper advertising revenues decreased 5% for the quarter. Local ad revenues decreased 1% on a 1% decrease in volume for the quarter. National ad revenues decreased 5% for the quarter on a volume increase of 1%. Classified ad revenues decreased 8% for the
quarter on a volume increase of 1%.    Revenue results reflect a
continuing challenging advertising environment, particularly in the employment advertising category. The company's U.K. operations also experienced softer help-wanted advertising in the first quarter of 2002; however, overall classified results for U.K. properties continue
to be stronger than domestic results.   USA TODAY advertising revenues
declined 9% for the quarter primarily reflecting the continued diminished demand for travel-related advertising.

Reported newspaper circulation revenues decreased $2.3 million or less than 1% for the quarter. Pro forma newspaper circulation revenues also decreased less than 1% for the quarter. Pro forma net paid daily circulation for the company's local domestic newspapers was flat for the first quarter, while Sunday circulation was down 1%. USA TODAY reported an average daily paid circulation of 2,209,813 in the ABC Publisher's Statement for the 26 weeks ended March 31, 2002, a 3% decrease over the comparable period a year ago. The decline is primarily due to reduced travel in the U.S. after the events of September 11th.

Operating costs for the newspaper segment declined $30.7 million or 3% for the quarter, on a comparable basis, largely due to lower newsprint expense and tight cost controls. Reported newsprint expense decreased by 18% for the quarter as a result of significantly lower prices and a
3% decline in consumption.    Newsprint prices for the remainder of
2002 are expected to be significantly lower on average than in 2001. Recent employee count reductions are also expected to benefit cost comparisons in 2002.

Excluding the positive impact of SFAS No. 142, newspaper operating income declined $31.2 million or 8% resulting from a continued decline in advertising revenues partially offset by stringent cost controls and significantly lower newsprint expense. The impact of SFAS No. 142 on the newspaper segment was to improve operating income by $47.1 million.

TELEVISION

Reported television revenues increased $11.6 million or 7% for the first quarter. Television revenues benefited from Winter Olympics-related advertising on our thirteen NBC-affiliated stations.
National advertising revenues increased 9% for the quarter while local advertising revenues increased 8%. Operating costs increased $3.5 million or 4% on a comparable basis for the quarter. Excluding the positive impact of SFAS No. 142, television operating income increased by $8.1 million or 12% for the quarter. The impact of SFAS No. 142 on the television segment was to improve operating income by $10.4 million.

NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense was $28.8 million in the first quarter of 2002 versus $80.4 million in the first quarter of 2001 due to significantly lower interest rates and lower debt levels. The daily average commercial paper balance outstanding was $4.5 billion during the first quarter of 2002 and $5.4 billion during the first quarter of 2001. The weighted average interest rate on commercial paper was 1.8% for the first quarter of 2002 and 5.9% for the first quarter of 2001. In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes. These notes consist of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay-down commercial paper borrowings. The company's average borrowing rates are expected to be higher for the remainder of 2002 over the first quarter average due to the fixed rate notes. However, overall interest expense for the second and third quarters of 2002 is expected to be below prior year levels because of the favorable spread in commercial paper borrowing rates and lower debt levels.

The company's effective income tax rate was 34.4% for the first quarter of 2002 versus 39.4% for the same period last year, reflecting the adoption of SFAS No. 142 and lower state taxes. On a comparable basis, the effective tax rate for the first quarter of 2001 would have been 34.8%.

NET INCOME

Net income, on a comparable basis, increased $18.1 million or 8% for the quarter, while diluted earnings per share increased to $0.91 from $0.85, a 7% increase. The earnings for the first quarter of 2001 used in these comparisons includes a positive adjustment of $0.19 per share (diluted) for goodwill amortization expense, net of tax, that would not have been required had SFAS No. 142 been in effect that year.

The weighted average number of diluted shares outstanding for the first quarter of 2002 totaled 268,546,000, compared to 266,415,000 for the first quarter of 2001. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.


LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, totaled $457.7 million for the first quarter of 2002, compared with $480.7 million for the same period of 2001, a 5% decrease. The operating cash flow results reflect lower newspaper advertising revenues, partially offset by reduced newspaper expenses and an increase in the
television segment advertising revenues and earnings.   The company's
consolidated after-tax cash flow (defined as after-tax income plus depreciation and amortization) increased $11.6 million or 4% reflecting the operating factors discussed above, along with significantly lower interest expense.

Capital expenditures totaled $57.8 million for the first three months of 2002, compared to $64.1 million for the first three months of 2001.

In March 2002, as discussed above, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. The net proceeds of the offering were used to repay outstanding commercial paper obligations. In total, the company's long term debt decreased by $230.5 million during the first quarter of 2002, reflecting the pay-down of commercial paper borrowings from operating cash flows. Significantly lower interest rates on commercial paper borrowings contributed favorably to first quarter cash flows.

Also in March 2002, the company entered into a $2.775 billion revolving credit agreement providing for up to $1.41 billion in 364-day revolving credit loans and up to $1.365 billion in 5-year revolving credit loans. The company terminated its $3.0 billion revolving credit agreement, and its $1.53 billion revolving credit facility which was due to expire in July 2002. At March 31, 2002, the company had $4.3 billion of credit available under two revolving credit agreements.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Any proceeds from the sale of such securities could be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long term and short term debt and the financing of future acquisitions. The company may also invest funds that are not required immediately in short term marketable securities.

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($126.4 million) at the end of the first quarter versus ($104.9 million) at the end of 2001, reflecting a weakening of Sterling against the U.S. dollar since the end of the year 2001. Newsquest's assets and liabilities at March 31, 2002 were translated from Sterling to U.S. dollars at an exchange rate of $1.43 versus $1.45 at the end of 2001. Newsquest's financial results were translated at an average rate of $1.43 for the first quarter of 2002 versus $1.46 for the first quarter of 2001.

The company's regular quarterly dividend of $0.23 per share was declared in the first quarter of 2002, totaling $61.5 million and paid on April 1, 2002. In May 2002, the company also declared a quarterly dividend of $0.23 per share payable on July 1, 2002.

OTHER MATTERS

Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion of new accounting standards and their impact on reporting of earnings beginning in 2002.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Certain statements in the company's 2001 Annual Report to Shareholders, its Annual Report on Form 10-K, and in this Quarterly Report contain forward-looking information. The words "expect", "intend", "believe", "anticipate", "likely", "will" and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

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


CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           March 31, 2002     Dec. 30, 2001
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        66,195    $       73,905
Marketable securities                                              44,035            66,724
Trade receivables, less allowance
   (2002 - $39,927; 2001 - $39,138)                               729,190           805,746
Inventories                                                        87,519           104,848
Prepaid expenses and other receivables                            109,348           126,975
                                                          ----------------   ---------------
Total current assets                                            1,036,287         1,178,198
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,254,651         4,207,074
Less accumulated depreciation                                  (1,792,164)       (1,741,604)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,462,487         2,465,470
                                                          ----------------   ---------------
Other assets
Goodwill, less amortization                                     8,546,838         8,578,025
Other intangible assets, less amortization                        104,501           106,334
Investments and other assets                                      743,935           768,074
                                                          ----------------   ---------------
Total other assets                                              9,395,274         9,452,433
                                                          ----------------   ---------------
Total assets                                              $    12,894,048    $   13,096,101
                                                          ================   ===============


LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       305,175    $      354,622
Compensation, interest and other accruals                         237,058           235,093
Dividend payable                                                   61,569            60,947
Income taxes                                                      192,786           323,481
Deferred income                                                   161,142           153,594
                                                          ----------------   ---------------
Total current liabilities                                         957,730         1,127,737
                                                          ----------------   ---------------
Deferred income taxes                                             526,696           503,397
Long-term debt                                                  4,849,563         5,080,025
Postretirement medical and life insurance liabilities             404,016           409,052
Other long-term liabilities                                       223,175           239,968
                                                          ----------------   ---------------
Total liabilities                                               6,961,180         7,360,179
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
   800,000,000; issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        228,678           210,256
Retained earnings                                               7,771,108         7,589,069
Accumulated other comprehensive loss                             (125,187)         (103,287)
                                                          ----------------   ---------------
Total                                                           8,199,020         8,020,459
                                                          ----------------   ---------------
Less treasury stock - 57,803,187 shares and
   58,623,520 shares respectively, at cost                     (2,258,496)       (2,275,737)
Deferred compensation related to ESOP                              (7,656)           (8,800)
                                                          ----------------   ---------------
Total shareholders' equity                                      5,932,868         5,735,922
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    12,894,048    $   13,096,101
                                                          ================   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                  Thirteen weeks ended         % Inc
                              March 31, 2002  April 1, 2001    (Dec)
                              --------------  -------------

Net Operating Revenues:
Newspaper advertising         $     969,803   $   1,020,934    (5.0)
Newspaper circulation               310,712         313,009    (0.7)
Television                          167,186         155,613     7.4
Other                                76,907          85,392    (9.9)
                              -------------   -------------   ------
Total                             1,524,608       1,574,948    (3.2)
                              -------------   -------------   ------

Operating Expenses:
Cost of sales and operating
  expenses, exclusive of
  depreciation                      818,566         839,547    (2.5)
Selling, general and
  administrative expenses,
  exclusive of depreciation         248,331         254,738    (2.5)
Depreciation                         53,369          53,281     0.2
Amortization of intangible
  assets                              1,833          59,343   (96.9)
                              -------------   -------------   ------
Total                             1,122,099       1,206,909    (7.0)
                              -------------   -------------   ------
Operating income                    402,509         368,039     9.4
                              -------------   -------------   ------

Non-operating income
  (expense):
Interest expense                    (28,754)        (80,442)  (64.3)
Other                                (2,292)            448  (611.6)
                              -------------   -------------   ------
Total                               (31,046)        (79,994)  (61.2)
                              -------------   -------------   ------

Income before income taxes          371,463         288,045    29.0
Provision for income taxes          127,900         113,500    12.7
                              -------------   -------------   ------
Net income                    $     243,563   $     174,545    39.5
                              =============   =============   ======


Net income per share-basic            $0.92           $0.66    39.4
                                      =====           =====   ======

Net income per share-diluted          $0.91           $0.66    37.9
                                      =====           =====   ======

Dividends per share                   $0.23           $0.22     4.5
                                      =====           =====   ======

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Thirteen weeks ended
                                                       March 31, 2002   April 1, 2001
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    243,563     $     174,545
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                             53,369            53,281
    Amortization of intangibles                               1,833            59,343
    Deferred income taxes                                    23,299           (16,876)
    Other, net                                              (62,052)           36,913
                                                           ---------         ---------
  Net cash flow from operating activities                   260,012           307,206
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (57,755)          (64,076)
  Payments for acquisitions, net of cash acquired            (3,200)          (17,775)
  Change in other investments                                31,523            (3,086)
  Proceeds from sale of certain assets                        2,243                 0
                                                           ---------         ---------
  Net cash used for investing activities                    (27,189)          (84,937)
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt and debt issuance costs        (236,928)         (217,030)
  Dividends paid                                            (60,903)          (58,062)
  Proceeds from issuance of common stock                     35,635             8,801
                                                           ---------         ---------
  Net cash used for financing activities                   (262,196)         (266,291)
                                                           ---------         ---------
Effect of currency exchange rate change                      (1,026)           (4,256)
                                                           ---------         ---------
Net decrease in cash and cash equivalents                   (30,399)          (48,278)
Balance of cash and cash equivalents at
  beginning of year                                         140,629           193,196
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of first quarter                                 $    110,230     $     144,918
                                                           =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 31, 2002, and the comparative period of 2001, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Accounting Standards

On the first day of its fiscal year, December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

On December 31, 2001, the company adopted SFAS No. 142, "Goodwill and
Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. The company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. SFAS No. 142 requires that goodwill be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The company expects to perform its impairment testing during the fourth quarter on an annual basis.

Goodwill and other intangible assets are as follows:

(in thousands of dollars)           March 31, 2002           Dec. 30, 2001
                                    --------------           -------------
                                          Accumulated              Accumulated
                                 Cost     Amortization    Cost     Amortization
                               ---------- ------------  ---------- ------------

Amortized intangible assets:
Subscriber lists               $  110,000  $    5,499    $  110,000  $    3,666

Unamortized intangible assets:
Goodwill                        9,724,952   1,178,114     9,758,081   1,180,056
                               ----------  ----------    ----------  ----------
Total                          $9,834,952  $1,183,613    $9,868,081  $1,183,722
                               ==========  ==========    ==========  ==========

As of March 31, 2002, Newspaper goodwill, net of amortization, was $7.0 billion and Television goodwill, net of amortization, was $1.5 billion.

Amortization expense for subscriber lists was $1.8 million in the quarter ended March 31, 2002. Subscriber lists are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be $7.3 million.

As required by SFAS 142, the results for the first quarter of 2001 have not been restated. A reconciliation of net income for that period and a comparison to the first quarter of 2002, as if SFAS 142 had been adopted at the beginning of 2001, is presented below.

                                           Thirteen weeks ended
(dollars in thousands)               March 31, 2002       April 1, 2001
                                     --------------       -------------

Reported net income                     $243,563            $174,545
Add back: goodwill amortization,
  net of tax                                                  50,910
                                        --------            --------
Adjusted net income                     $243,563            $225,455
                                        ========            ========

Basic earnings per share:
Reported net income                        $0.92               $0.66
Goodwill amortization, net of tax                               0.19
                                           -----               -----
Adjusted net income                        $0.92               $0.85
                                           =====               =====

Diluted earnings per share:
Reported net income                        $0.91               $0.66
Goodwill amortization, net of tax                               0.19
                                           -----               -----
Adjusted net income                        $0.91               $0.85
                                           =====               =====

3.  Long-term debt

In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. These notes consist of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay-down commercial paper borrowings. The company also entered into a $2.775 billion revolving credit agreement in March 2002 which consists of a $1.41 billion 364-day facility which extends to March 2003 and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company's option. During the first quarter of 2002, the company terminated its $3.0 billion revolving credit agreement. The company also terminated its $1.53 billion 364-day revolving credit facility which was due to expire in July 2002 and under which any outstanding borrowings were convertible into a two-year term loan. At December 30, 2001, the company had $6.06 billion of credit available under two revolving credit agreements. At March 31, 2002, the company had $4.3 billion of credit available under two revolving credit agreements.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Any proceeds from the sale of such securities could be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long term and short term debt and the financing of future acquisitions. The company may also invest funds that are not required immediately in short term marketable securities.

Approximate annual maturities of long-term debt, assuming that the company had used the $4.3 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company's other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands      March 31, 2002
                  --------------
2003              $            0
2004                      36,096
2005                   2,128,944
2006                      21,442
2007                   2,060,016
Later years              603,065
                  --------------
Total             $    4,849,563
                  ==============

4.  Comprehensive Income

Comprehensive income for the company includes net income, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $221.7 million for the first quarter of 2002 and $107.0 million for the first quarter of 2001. Net income totaled $243.6 million and other comprehensive losses totaled $21.9 million for the first quarter of 2002. Net income totaled $174.5 million and other comprehensive losses totaled $67.5 million for the first quarter of 2001. Other comprehensive income and losses relate to foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities, net of tax. The other comprehensive losses were net of deferred income tax benefits of $13.4 million for the first quarter of 2002 and $41.4 million for the first quarter of 2001.

5.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the first quarter totaled 266,182,000 compared to 264,468,000 for the first quarter of 2001. The weighted average number of diluted shares outstanding in the first quarter totaled 268,546,000 compared to 266,415,000 for the first quarter of 2001.

6.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                   Thirteen weeks ended         % Inc
                              March 31, 2002   April 1, 2001    (Dec)
                              --------------   -------------    -----

Net Operating Revenues:
Newspaper publishing          $   1,357,422    $   1,419,335    (4.4)
Television                          167,186          155,613     7.4
                              -------------    -------------    -----
Total                         $   1,524,608    $   1,574,948    (3.2)
                              =============    =============    =====

Operating Income (net of
  depreciation and
  amortization):
Newspaper publishing          $     344,703    $     328,785     4.8
Television                           72,769           54,266    34.1
Corporate                           (14,963)         (15,012)    0.3
                              -------------    -------------    -----
Total                         $     402,509    $     368,039     9.4
                              =============    =============    =====

Depreciation and
  Amortization:
Newspaper publishing          $      45,235    $      94,143   (52.0)
Television                            6,417           16,983   (62.2)
Corporate                             3,550            1,498   137.0
                              -------------    -------------    -----
Total                         $      55,202    $     112,624   (51.0)
                              =============    =============    =====

Operating Cash Flow (1):
Newspaper publishing          $     389,938    $     422,928    (7.8)
Television                           79,186           71,249    11.1
Corporate                           (11,413)         (13,514)   15.5
                              -------------    -------------    -----
Total                         $     457,711    $     480,663    (4.8)
                              =============    =============    =====

(1) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense. This measure varies from the Condensed
    Consolidated Statements of Cash Flows.




PRO FORMA BUSINESS SEGMENT INFORMATION (1)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                   Thirteen weeks ended         % Inc
                              March 31, 2002   April 1, 2001    (Dec)
                              --------------   -------------    -----
Net Operating Revenues:
Newspaper publishing          $   1,357,422    $   1,419,335    (4.4)
Television                          167,186          155,613     7.4
                              -------------    -------------    -----
Total                         $   1,524,608    $   1,574,948    (3.2)
                              =============    =============    =====

Operating Income (net of
  depreciation and
  amortization):
Newspaper publishing          $     344,703    $     375,856    (8.3)
Television                           72,769           64,705    12.5
Corporate                           (14,963)         (15,012)    0.3
                              -------------    -------------    -----
Total                         $     402,509    $     425,549    (5.4)
                              =============    =============    =====

Depreciation and
  Amortization:
Newspaper publishing          $      45,235    $      47,072    (3.9)
Television                            6,417            6,544    (1.9)
Corporate                             3,550            1,498   137.0
                              -------------    -------------    -----
Total                         $      55,202    $      55,114     0.2
                              =============    =============    =====

Operating Cash Flow (2):
Newspaper publishing          $     389,938    $     422,928    (7.8)
Television                           79,186           71,249    11.1
Corporate                           (11,413)         (13,514)   15.5
                              -------------    -------------    -----
Total                         $     457,711    $     480,663    (4.8)
                              =============    =============    =====

(1) As if Statement of Financial Accounting Standards No. 142 (SFAS
    No. 142) had been adopted at the beginning of 2001.

(2) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense. This measure varies from the Condensed
    Consolidated Statements of Cash Flows.


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


                                           GANNETT CO., INC.


Dated: May 15, 2002                        By:/s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: May 15, 2002                        By:/s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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

4-1     Indenture dated as of March 1,   Incorporated by reference to Exhibit
        1983 between Gannett Co., Inc.   4-2 to Gannett Co., Inc.'s Form 10-K
        and Citibank, N.A., as Trustee.  for the fiscal year ended
                                         December 29, 1985.

4-2     First Supplemental Indenture     Incorporated by reference to Exhibit
        dated as of November 5, 1986     4 to Gannett Co., Inc.'s Form 8-K
        among Gannett Co., Inc.,         filed on November 9, 1986.
        Citibank, N.A., as Trustee, and
        Sovran Bank, N.A., as Successor
        Trustee.

4-3     Second Supplemental Indenture    Incorporated by reference to
        dated as of June 1, 1995,        Exhibit 4 to Gannett Co., Inc.'s
        among Gannett Co., Inc.,         Form 8-K filed on June 15, 1995.
        NationsBank, N.A., as Trustee,
        and Crestar Bank, as Trustee.

4-4     Rights Plan.                     Incorporated by reference to
                                         Exhibit 1 to Gannett Co., Inc.'s
                                         Form 8-K filed on May 23, 1990.
                                         Amendment incorporated by reference
                                         to Gannett Co., Inc.'s Form 8-K
                                         filed on May 2, 2000.

4-5     $3,000,000,000 Competitive       Incorporated by reference to Exhibit
        Advance and Revolving Credit     4-10 to Gannett Co., Inc.'s Form 10-Q
        Agreement among Gannett Co.,     filed on August 9, 2000.
        Inc. and the Banks named
        therein.

4-6     Amendment Number One to          Incorporated by reference to Exhibit
        $3,000,000,000 Competitive       4-11 to Gannett Co., Inc.'s Form 10-K
        Advance and Revolving Credit     for the fiscal year ended December 31,
        Agreement among Gannett Co.,     2000.
        Inc. and the Banks named
        therein.

4-7     Amendment Number Two             Incorporated by reference to
        to $3,000,000,000 Competitive    Exhibit 4-12 to Gannett Co., Inc.'s
        Advance and Revolving Credit     Form 10-Q for the quarter ended
        Agreement among Gannett Co.,     July 1, 2001.
        Inc. and the Banks named
        therein.

4-8     Form of 4.950% Note due          Incorporated by reference to Exhibit
        2005.                            4.13 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-9     Form of 5.500% Note due 2007.    Incorporated by reference to Exhibit
                                         4.14 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-10    Form of 6.375% Note due 2012.    Incorporated by reference to Exhibit
                                         4.15 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-11    Third Supplemental Indenture,    Incorporated by reference to Exhibit
        dated as of March 14, 2002,      4.16 to Gannett Co., Inc.'s Form 8-K
        between Gannett Co., Inc. and    filed on March 14, 2002.
        Wells Fargo Bank Minnesota, N.A.,
        as Trustee.


4-12    Competitive Advance and          Incorporated by reference
        Revolving Credit Agreement       to Exhibit 10.11 to Gannett
        dated as of March 11, 2002       Co., Inc.'s Form 8-K filed on
        among Gannett Co., Inc., the     March 14, 2002.
        several lenders from time to
        time parties thereto,
        Bank of America, N.A., as
        Administrative Agent, JP Morgan
        Chase Bank and Bank One NA, as
        Co-Syndication Agents, and
        Barclays Bank PLC, as
        Documentation Agent.

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

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-5 to Gannett Co., Inc.'s Form 10-K
                                         for the fiscal year ended
                                         December 26, 1999.  Amendments No. 1
                                         and 2 incorporated by reference to
                                         Exhibit 10-5 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 30, 2001.

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

10-8    Gannett Co., Inc. Transitional   Incorporated by reference to Exhibit
        Compensation Plan, as amended    10-8 to Gannett Co., Inc.'s Form
        and restated October 22, 2001,   10-K for the fiscal year ended
        and as further amended on        December 30, 2001.
        December 4, 2001.*

10-9    Employment Agreement dated       Incorporated by reference to Exhibit
        January 1, 2001 between          10-9 to Gannett Co., Inc.'s Form 10-K
        Gannett Co., Inc. and Douglas    for the fiscal year ended December 31,
        H. McCorkindale.*                2000.


10-10   Omnibus Incentive Compensation   Incorporated by reference to Exhibit
        Plan                             No. 4 to the Company's Registration
                                         Statement on Form S-8 (Registration
                                         No. 333-60402).  Amendment No. 1
                                         incorporated by reference to Exhibit
                                         No. 10-10 to Gannett Co., Inc.'s Form
                                         10-K for the fiscal year ended
                                         December 30, 2001.

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