Form 10-Q
period 2002-06-30
GANNETT CO INC /DE/
filed 2002-08-07
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       June 30, 2002 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of June 30, 2002, was 266,841,350.

PART I.  FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Earnings per diluted share were $1.13 for the second quarter of 2002 versus $1.08 per share on a comparable basis for the second quarter of 2001, a 5% increase, despite continued challenging operating conditions. For the year-to-date, earnings per diluted share were $2.04 versus $1.93 per share on a comparable basis.

At the beginning of 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 ("Statement"), which changed the accounting rules for goodwill and intangible assets. The previously reported diluted earnings per share of 88 cents for the second quarter of 2001 reflected 20 cents per share for goodwill amortization expense, net of tax, that would not have been required had the new Statement been in effect. Similarly, the previously reported earnings per share of $1.53 for the first six months of 2001 reflected 40 cents for goodwill amortization expense, net of tax. Note 2 to the Condensed Consolidated Financial Statements provides additional information on the impact of this new Statement.

Operating revenues were $1.62 billion for the second quarter, which was a slight decline of $2.9 million or less than 1%. For the first six months, operating revenues declined $53.3 million or 2%. Operating income on a comparable basis for the second quarter was even, and decreased $22.8 million or 2% for the year-to-date. Newspaper publishing earnings were slightly lower for the quarter, down $6.0 million or 1%, and decreased $37.1 million or 5% for the year-to-date. Lower newspaper earnings resulted from a decline in advertising revenues, most notably national advertising and domestic classified employment, although the rate of decline for many U.S. newspapers narrowed in the second quarter of 2002. These revenue declines were partially offset by cost controls and significantly lower newsprint expense. Television earnings, on a comparable basis, were up $6.9 million or 8% for the quarter and $14.9 million or 10% for the year-to-date, benefiting from solid automotive and better than expected political advertising in the second quarter and Winter Olympics-related advertising in the first quarter.

Net income increased $15.0 million or 5% in the second quarter and $33.1 million or 6% for the year-to-date, on a comparable basis, reflecting the operating factors mentioned above and significantly lower interest expense.


NEWSPAPERS

Reported newspaper publishing revenues declined $15.5 million or 1% for the quarter and $77.5 million or 3% for the year-to-date. Newspaper advertising revenues decreased $12.0 million or 1% for the quarter and $63.1 million or 3% for the year-to-date, reflecting generally soft domestic advertising demand. Refer to Note 6 of the Condensed Consolidated Financial Statements for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue for the second quarter and the first six months of 2002 and 2001. Advertising linage and preprint distribution details are also provided below; however, linage and preprint distribution for U.K. publications are not included. This pro forma presentation reflects operating revenue results as if all properties owned at the end of the second quarter of 2002 were owned throughout all periods presented. These tables and related commentary also include the company's pro rata portion of revenue and linage data for its newspapers participating in joint operating agencies.

Advertising revenue, in thousands of dollars (pro forma)

Second Quarter             2002           2001          % Change
                       -----------    -----------       --------

Local                  $   461,764    $   462,885          (0)
National                   180,918        189,186          (4)
Classified                 451,459        453,200          (0)
                       -----------    -----------         -----
Total ad revenue       $ 1,094,141    $ 1,105,271          (1)
                       ===========    ===========         =====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter             2002           2001          % Change
                       -----------    -----------       --------
Local                        9,717          9,894          (2)
National                     1,017          1,036          (2)
Classified                  14,813         13,857           7
                       -----------    -----------       --------
Total Run-of-Press
   linage                   25,547         24,787           3
                       ===========    ===========       ========

Preprint distribution        2,553          2,449           4
                       ===========    ===========       ========


Advertising revenue, in thousands of dollars (pro forma)

Year-to-date               2002           2001          % Change
                       -----------    -----------       --------

Local                  $   889,155    $   896,446          (1)
National                   347,970        364,612          (5)
Classified                 870,509        910,484          (4)
                       -----------    -----------         -----
Total ad revenue       $ 2,107,634    $ 2,171,542          (3)
                       ===========    ===========         =====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date               2002           2001          % Change
                       -----------    -----------       --------
Local                       18,767         19,024          (1)
National                     1,936          1,942          (0)
Classified                  28,145         26,995           4
                       -----------    -----------       --------
Total Run-of-Press
   linage                   48,848         47,961           2
                       ===========    ===========       ========

Preprint distribution        5,028          4,885           3
                       ===========    ===========       ========

Pro forma newspaper advertising revenues decreased 1% for the quarter and 3% for the year-to-date. Local ad revenues were flat on a 2% decrease in volume for the quarter and decreased 1% on a 1% decline in volume for the year-to-date. National ad revenues decreased 4% for the quarter on a volume decrease of 2%, while year-to-date revenues were down by 5% with volume nearly even with last year. Classified ad revenues were flat for the quarter on a volume increase of 7% and down 4% on volume increase of 4% for the year-to-date. Newspaper ad revenue results reflect a continuing challenging domestic advertising environment, particularly in the employment category. The company's
U.K. operations also experienced softer employment advertising in the second quarter of 2002; however, overall classified results for U.K. properties continue to be stronger than domestic results for both the second quarter and year-to-date. USA TODAY advertising revenues declined 9% for the quarter and the year-to-date primarily reflecting the continued diminished demand for financial, technology and travel-related advertising.

Reported newspaper circulation revenues decreased $923,000 or less than 1% for the quarter, with year-to-date revenues down $3.2 million or less than 1%. Pro forma newspaper circulation revenues increased less than 1% for the quarter and decreased less than 1% for the year-to-date. Pro forma net paid daily circulation for the company's newspapers, excluding USA TODAY, declined 1% for the second quarter and the year-to-date, while Sunday circulation was down less than 1% for both the quarter and the year-to-date. USA TODAY reported an average daily paid circulation of 2,211,370 in the ABC Publisher's Statement for the 26 weeks ended March 31, 2002, a 3% decrease over the comparable period a year ago.

Operating costs for the newspaper segment declined $9.6 million or 1% for the quarter and $40.3 million or 2% for the year-to-date (on a comparable accounting basis for goodwill and intangible assets - SFAS 142), largely due to lower newsprint expense and cost controls, partially offset by increased pension and other employee benefit expenses. Reported newsprint expense decreased by 24% for the quarter and 21% for the year-to-date as a result of significantly lower prices. Newsprint consumption increased 1% for the quarter and decreased 1% for the year-to-date. Newsprint prices for the remainder of 2002 are expected to be significantly lower on average than in 2001.
Cost savings related to recent employee count reductions will be realized but offset by increased pension and other employee benefit expenses.

Excluding the positive impact of SFAS 142, newspaper operating income declined $6.0 million or 1% for the quarter and $37.1 million or 5% for the year-to-date, reflecting lower advertising revenues partially offset by strong cost controls and significantly lower newsprint expense. The impact of SFAS No. 142 on the newspaper segment was to improve operating income by $47.0 million and $94.1 million for the second quarter and year-to-date, respectively.

TELEVISION

Reported television revenues increased $12.6 million or 7% for the second quarter and $24.2 million or 7% for the year-to-date. Television revenues benefited from strong automotive and better than expected political advertising in the second quarter and Winter Olympics-related advertising in the first quarter. National advertising revenues increased 12% for the quarter and 10% for the year-to-date, while local advertising revenues increased 4% and 6% for the quarter and year-to-date, respectively. Operating costs increased $5.7 million or 6% on a comparable basis for the quarter and $9.2 million or 5% for the year-to-date, reflecting increased selling, pension and other employee benefit costs. Excluding the positive impact of SFAS No. 142, television operating income increased by $6.9 million or 8% for the quarter and $14.9 million or 10% for the year-to-date. The impact of SFAS 142 on the television segment was to improve operating income by $10.6 million and $21.0 million for the quarter and year-to-date, respectively.

Political advertising is expected to be strong in the second half of 2002, and overall television earnings for that period, on a comparable accounting basis, are expected to be above prior year levels.


NON-OPERATING INCOME AND EXPENSE/PROVISION FOR INCOME TAXES

Interest expense was $41.1 million in the second quarter of 2002 versus $61.7 million in the second quarter of 2001 due to significantly lower interest rates and lower debt levels. Interest expense for the first six months of 2002 was $69.9 million compared to $142.2 million for the same period in 2001. The daily average commercial paper balance outstanding was $2.79 billion during the second quarter of 2002 and $5.31 billion during the second quarter of 2001. The daily average commercial paper balance outstanding was $3.66 billion during the first half of 2002 and $5.36 billion during the first half of 2001. The weighted average interest rates on commercial paper were 1.82% for the second quarter of 2002 and 4.43% for the second quarter of 2001. For the first six months of 2002 and 2001, the weighted average interest rates on commercial paper were 1.82% and 5.16%, respectively.

In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes. These notes consist of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay down commercial paper borrowings. The company's average borrowing rates are expected to be higher for the remainder of 2002 over the first half average due to the fixed rate notes. However, overall interest expense for the third quarter of 2002 is expected to be below prior year levels because of the favorable spread in commercial paper borrowing rates and lower debt levels.

The company's effective income tax rate was 34.4% for the second quarter and first half of 2002 versus the reported rate of 39.4% for the same periods last year. The reduction in the effective rate is primarily a result of the adoption of SFAS No. 142. On a comparable basis, the effective tax rate for the second quarter and first half of 2001 would have been 34.8%.

NET INCOME

Net income, on a comparable basis, increased $15.0 million or 5% for the quarter, and diluted earnings per share increased to $1.13 from $1.08, also a 5% increase. For the first six months, net income, on a comparable basis, increased $33.1 million or 6%, while diluted earnings per share increased 6% to $2.04 from $1.93. The 2001 earnings used in these comparisons includes a positive adjustment of $0.20 and $0.40 per diluted share for the quarter and the year-to-date, respectively, for goodwill amortization expense, net of tax, that would not have been required had SFAS No. 142 been in effect that year.

The weighted average number of diluted shares outstanding for the second quarter of 2002 totaled 269,473,000, compared to 266,754,000 for the second quarter of 2001. For the first six months of 2002 and 2001, the weighted average number of diluted shares outstanding totaled 269,013,000 and 266,585,000, respectively.
Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.


LIQUIDITY AND CAPITAL RESOURCES

The company's consolidated operating cash flow (defined as operating income plus depreciation and amortization of intangible assets), as reported in the accompanying Business Segment Information, increased less than 1% to $559.4 million for the second quarter of 2002, compared with $556.9 million for the same period of 2001. The company's consolidated operating cash flow for the first six months of 2002 and 2001 was $1.02 billion and $1.04 billion, respectively, a 2% decrease. The operating cash flow results reflect lower newspaper advertising revenues, partially offset by reduced newspaper expenses and an increase in television segment advertising revenues and earnings.
The company's consolidated after-tax cash flow (defined as after-tax income plus depreciation and amortization) increased $15.1 million or 4% for the quarter and $26.7 million or 4% for the year-to-date, reflecting the operating factors discussed above, along with significantly lower interest expense.

Working capital declined from the end of the year by $209.5 million, reflecting lower receivables due to seasonal trends in revenues, lower inventories due to lower newsprint prices, the pay-down of long-term debt with cash and marketable securities, and higher current tax liabilities.

Capital expenditures totaled $66.8 million for the second quarter of 2002, compared to $82.3 million for the second quarter of 2001. For the first six months of 2002 and 2001, capital expenditures were $124.6 million and $146.4 million, respectively.

In March 2002, as discussed above, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. The net proceeds of the offering were used to repay outstanding commercial paper obligations. In total, the company's long term debt decreased by $350.5 million during the second quarter of 2002 and $581.0 million during the first six months of 2002, reflecting the pay-down of commercial paper borrowings from operating cash flows.

Also in March 2002, the company entered into a $2.775 billion revolving credit agreement providing for up to $1.41 billion in 364-day revolving credit loans and up to $1.365 billion in 5-year revolving credit loans. The company terminated its $3.0 billion revolving credit agreement, and its $1.53 billion revolving credit facility which was due to expire in July 2002. At June 30, 2002, the Company had $4.3 billion of credit available under two revolving credit agreements.

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

The company's foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled ($49.3 million) at the end of the second quarter versus ($104.9 million) at the end of 2001, reflecting an overall strengthening of Sterling against the U.S. dollar since the end of the year 2001. Newsquest's assets and liabilities at June 30, 2002 were translated from Sterling to U.S. dollars at an exchange rate of $1.53 versus $1.45 at the end of 2001. Newsquest's financial results were translated at an average rate of $1.46 for the second quarter of 2002 versus $1.42 for the second quarter of 2001, and at an average rate of $1.44 for the first half of both years.

The company's regular quarterly dividend of $0.23 per share was declared in the second quarter of 2002, totaling $61.4 million and paid on July 1, 2002.


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


CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                            June 30, 2002     Dec. 30, 2001
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        57,204    $       73,905
Marketable securities                                              21,505            66,724
Trade receivables, less allowance
   (2002 - $40,928; 2001 - $39,138)                               770,276           805,746
Inventories                                                        82,406           104,848
Prepaid expenses and other receivables                            106,242           126,975
                                                          ----------------   ---------------
Total current assets                                            1,037,633         1,178,198
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,335,145         4,207,074
Less accumulated depreciation                                  (1,850,326)       (1,741,604)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,484,819         2,465,470
                                                          ----------------   ---------------
Other assets
Goodwill, less amortization                                     8,696,678         8,578,025
Other intangible assets, less amortization                        102,667           106,334
Investments and other assets                                      734,125           768,074
                                                          ----------------   ---------------
Total other assets                                              9,533,470         9,452,433
                                                          ----------------   ---------------
Total assets                                              $    13,055,922    $   13,096,101
                                                          ================   ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       281,964    $      354,622
Compensation, interest and other accruals                         279,461           235,093
Dividend payable                                                   61,642            60,947
Income taxes                                                      412,320           323,481
Deferred income                                                   161,309           153,594
                                                          ----------------   ---------------
Total current liabilities                                       1,196,696         1,127,737
                                                          ----------------   ---------------
Deferred income taxes                                             478,164           503,397
Long-term debt                                                  4,499,039         5,080,025
Postretirement medical and life insurance liabilities             403,125           409,052
Other long-term liabilities                                       216,237           239,968
                                                          ----------------   ---------------
Total liabilities                                               6,793,261         7,360,179
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares; issued - none.
Common stock of $1 par value per share.  Authorized
   800,000,000; issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        234,992           210,256
Retained earnings                                               8,013,663         7,589,069
Accumulated other comprehensive loss                              (49,609)         (103,287)
                                                          ----------------   ---------------
Total                                                           8,523,467         8,020,459
                                                          ----------------   ---------------
Less treasury stock - 57,579,382 shares and
   58,623,520 shares respectively, at cost                     (2,254,011)       (2,275,737)
Deferred compensation related to ESOP                              (6,795)           (8,800)
                                                          ----------------   ---------------
Total shareholders' equity                                      6,262,661         5,735,922
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    13,055,922    $   13,096,101
                                                          ================   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                            Thirteen weeks ended        % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------
Net Operating Revenues:
Newspaper advertising                  $   1,045,938   $   1,057,899     (1.1)
Newspaper circulation                        305,096         306,019     (0.3)
Television                                   191,299         178,692      7.1
Other                                         81,963          84,622     (3.1)
                                       -------------   -------------     -----
Total                                      1,624,296       1,627,232     (0.2)
                                       -------------   -------------     -----

Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation                  810,361         824,030     (1.7)
Selling, general and administrative
  expenses, exclusive of depreciation        254,534         246,324      3.3
Depreciation                                  53,362          51,059      4.5
Amortization of intangible assets              1,834          59,457    (96.9)
                                       -------------   -------------     -----
Total                                      1,120,091       1,180,870     (5.1)
                                       -------------   -------------     -----
Operating income                             504,205         446,362     13.0
                                       -------------   -------------     -----

Non-operating income (expense):
Interest expense                             (41,101)        (61,728)   (33.4)
Other                                            (81)            528   (115.3)
                                       -------------   -------------     -----
Total                                        (41,182)        (61,200)   (32.7)
                                       -------------   -------------     -----
Income before income taxes                   463,023         385,162     20.2
Provision for income taxes                   159,100         151,700      4.9
                                       -------------   -------------     -----
Net income                             $     303,923   $     233,462     30.2
                                       =============   =============     =====

Net income per share-basic                     $1.14           $0.88     29.5
                                               =====           =====     ====

Net income per share-diluted                   $1.13           $0.88     28.4
                                               =====           =====     ====

Dividends per share                            $0.23           $0.22      4.5
                                               =====           =====     ====

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                            Twenty-six weeks ended      % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------
Net Operating Revenues:
Newspaper advertising                  $   2,015,741   $   2,078,833     (3.0)
Newspaper circulation                        615,808         619,028     (0.5)
Television                                   358,485         334,305      7.2
Other                                        158,870         170,014     (6.6)
                                       -------------   -------------     -----
Total                                      3,148,904       3,202,180     (1.7)
                                       -------------   -------------     -----

Operating Expenses:
Cost of sales and operating expenses,
  exclusive of depreciation                1,628,927       1,663,577     (2.1)
Selling, general and administrative
  expenses, exclusive of depreciation        502,865         501,062      0.4
Depreciation                                 106,731         104,340      2.3
Amortization of intangible assets              3,667         118,800    (96.9)
                                       -------------   -------------     -----
Total                                      2,242,190       2,387,779     (6.1)
                                       -------------   -------------     -----
Operating income                             906,714         814,401     11.3
                                       -------------   -------------     -----

Non-operating income (expense):
Interest expense                             (69,855)       (142,170)   (50.9)
Other                                         (2,373)            976   (343.1)
                                       -------------   -------------     -----
Total                                        (72,228)       (141,194)   (48.8)
                                       -------------   -------------     -----
Income before income taxes                   834,486         673,207     24.0
Provision for income taxes                   287,000         265,200      8.2
                                       -------------   -------------     -----
Net income                             $     547,486   $     408,007     34.2
                                       =============   =============     =====


Net income per share-basic                     $2.05           $1.54     33.1
                                               =====           =====     =====

Net income per share-diluted                   $2.04           $1.53     33.3
                                               =====           =====     =====

Dividends per share                            $0.46           $0.44      4.5
                                               =====           =====     =====

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Twenty-six weeks ended
                                                        June 30, 2002    July 1, 2001
                                                       --------------   --------------
Cash flows from operating activities
  Net income                                           $    547,486     $     408,007
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                            106,731           104,340
    Amortization of intangibles                               3,667           118,800
    Deferred income taxes                                   (25,234)           (6,783)
    Other, net                                               62,637            56,876
                                                           ---------         ---------
  Net cash flow from operating activities                   695,287           681,240
                                                           ---------         ---------

Cash flows from investing activities
  Purchase of property, plant and equipment                (124,565)         (146,443)
  Payments for acquisitions, net of cash acquired            (3,200)         (133,041)
  Change in other investments                                27,996            (8,564)
  Proceeds from sale of certain assets                        3,616                 0
                                                           ---------         ---------
  Net cash used for investing activities                    (96,153)         (288,048)
                                                           ---------         ---------

Cash flows from financing activities
  Payment of long-term debt and debt issuance costs        (587,187)         (330,664)
  Dividends paid                                           (122,198)         (116,271)
  Proceeds from issuance of common stock                     46,720            15,922
                                                           ---------         ---------
  Net cash used for financing activities                   (662,665)         (431,013)
                                                           ---------         ---------
Effect of currency exchange rate change                       1,611            (4,717)
                                                           ---------         ---------
Net decrease in cash and cash equivalents                   (61,920)          (42,538)
Balance of cash and cash equivalents at
  beginning of year                                         140,629           193,196
                                                           ---------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                 $    78,709     $     150,658
                                                           =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 26-week periods ended June 30, 2002, and the comparative periods of 2001, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Accounting Standards

On December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. The company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. SFAS No. 142 requires that goodwill be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The company will perform its impairment testing during the fourth quarter on an annual basis.

Goodwill and other intangible assets are as follows:

(in thousands of dollars)           June 30, 2002            Dec. 30, 2001
                                    --------------           -------------
                                          Accumulated              Accumulated
                                 Cost     Amortization    Cost     Amortization
                               ---------- ------------  ---------- ------------

Amortized intangible assets:
Subscriber lists               $  110,000  $    7,333    $  110,000  $    3,666

Unamortized intangible assets:
Goodwill                        9,883,287   1,186,609     9,758,081   1,180,056
                               ----------  ----------    ----------  ----------
Total                          $9,993,287  $1,193,942    $9,868,081  $1,183,722
                               ==========  ==========    ==========  ==========

As of June 30, 2002, Newspaper goodwill, net of amortization, was $7.2 billion and Television goodwill, net of amortization, was $1.5 billion. Goodwill and related amortization increased primarily due to the change in currency rates.

Amortization expense for subscriber lists was $1.8 million in the quarter ended June 30, 2002. Subscriber lists are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be $7.3 million.

As required by SFAS 142, the results for the second quarter and first 26 weeks of 2001 have not been restated. A reconciliation of net income for those periods and a comparison to the comparable periods of 2002, as if SFAS 142 had been adopted at the beginning of 2001, is presented below.

                                           Thirteen weeks ended
(dollars in thousands)               June 30, 2002        July 1, 2001
                                     --------------       -------------

Reported net income                     $303,923            $233,462
Add back: goodwill amortization,
  net of tax                                                  55,424
                                        --------            --------
Adjusted net income                     $303,923            $288,886
                                        ========            ========

Basic earnings per share:
Reported net income                        $1.14               $0.88
Add back: goodwill amortization,
  net of tax                                                    0.21
                                           -----               -----
Adjusted net income                        $1.14               $1.09
                                           =====               =====

Diluted earnings per share:
Reported net income                        $1.13               $0.88
Add back: goodwill amortization,
  net of tax                                                    0.20
                                           -----               -----
Adjusted net income                        $1.13               $1.08
                                           =====               =====


                                           Twenty-six weeks ended
(dollars in thousands)               June 30, 2002        July 1, 2001
                                     --------------       -------------

Reported net income                     $547,486            $408,007
Add back: goodwill amortization,
  net of tax                                                 106,334
                                        --------            --------
Adjusted net income                     $547,486            $514,341
                                        ========            ========

Basic earnings per share:
Reported net income                        $2.05               $1.54
Add back: goodwill amortization,
  net of tax                                                    0.40
                                           -----               -----
Adjusted net income                        $2.05               $1.94
                                           =====               =====

Diluted earnings per share:
Reported net income                        $2.04               $1.53
Add back: goodwill amortization,
  net of tax                                                    0.40
                                           -----               -----
Adjusted net income                        $2.04               $1.93
                                           =====               =====

Also, on the first day of its fiscal year, December 31, 2001, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 did not have a material impact on the company's financial position or results of operations.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with
Exit or Disposal Activities", was issued. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the company's financial position or results of operations.

3.  Long-term debt

In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. These notes consist of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay-down commercial paper borrowings. The company also entered into a $2.775 billion revolving credit agreement in March 2002 which consists of a $1.41 billion 364-day facility which extends to March 2003 and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company's option. During the first quarter of 2002, the company terminated its $3.0 billion revolving credit agreement. The company also terminated its $1.53 billion 364-day revolving credit facility which was due to expire in July 2002 and under which any outstanding borrowings were convertible into a two-year term loan. At December 30, 2001, the company had $6.06 billion of credit available under two revolving credit agreements. At June 30, 2002, the company had $4.3 billion of credit available under two revolving credit agreements.

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

Approximate annual maturities of long-term debt, assuming that the company had used the $4.3 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company's other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands       June 30, 2002
                  --------------
2003              $            0
2004                           0
2005                   1,824,121
2006                      14,568
2007                   2,060,268
Later years              600,082
                  --------------
Total             $    4,499,039
                  ==============


4.  Comprehensive Income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $379.5 million for the second quarter of 2002 and $234.4 million for the second quarter of 2001. Net income totaled $303.9 million and other comprehensive income totaled $75.6 million in 2002. Net income totaled $233.5 million and other comprehensive income totaled $0.9 million in 2001.

Comprehensive income totaled $601.2 million for the first half of 2002 and $341.3 million for the first half of 2001. Net income totaled $547.5 million and other comprehensive income totaled $53.7 million in 2002.
Net income totaled $408.0 million and other comprehensive losses totaled $66.7 million in 2001.

5.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the second quarter totaled 266,785,000 compared to 264,685,000 for the second quarter of 2001. The weighted average number of diluted shares outstanding in the second quarter totaled 269,473,000 compared to 266,754,000 for the second quarter of 2001.

The weighted average number of common shares outstanding (basic) for the first half of 2002 totaled 266,483,000 compared to 264,576,000 in the first half of 2001. The weighted average number of diluted shares outstanding for the first half of 2002 totaled 269,013,000 compared to 266,585,000 for the first half of 2001.

6.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended        % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------

Net Operating Revenues:
Newspaper publishing                   $   1,432,997    $  1,448,540     (1.1)
Television                                   191,299         178,692      7.1
                                       -------------    ------------     -----
Total                                  $   1,624,296    $  1,627,232     (0.2)
                                       =============    ============     =====

Operating Income
(net of depreciation and amortization):
Newspaper publishing                   $     425,225    $    384,142     10.7
Television                                    94,463          77,003     22.7
Corporate                                    (15,483)        (14,783)    (4.7)
                                       -------------    ------------     -----
Total                                  $     504,205    $    446,362     13.0
                                       =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                   $      45,315    $     91,925    (50.7)
Television                                     6,331          17,100    (63.0)
Corporate                                      3,550           1,491    138.1
                                       -------------    ------------     -----
Total                                  $      55,196    $    110,516    (50.1)
                                       =============    ============     =====

Operating Cash Flow (1):
Newspaper publishing                   $     470,540    $    476,067     (1.2)
Television                                   100,794          94,103      7.1
Corporate                                    (11,933)        (13,292)    10.2
                                       -------------    ------------     -----
Total                                  $     559,401    $    556,878      0.5
                                       =============    ============     =====

(1) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars


                                            Twenty-six weeks ended      % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------

Net Operating Revenues:
Newspaper publishing                   $   2,790,419    $  2,867,875     (2.7)
Television                                   358,485         334,305      7.2
                                       -------------    ------------     -----
Total                                  $   3,148,904    $  3,202,180     (1.7)
                                       =============    ============     =====

Operating Income
(net of depreciation and amortization):
Newspaper publishing                   $     769,928    $    712,927      8.0
Television                                   167,232         131,269     27.4
Corporate                                    (30,446)        (29,795)    (2.2)
                                       -------------    ------------     -----
Total                                  $     906,714    $    814,401     11.3
                                       =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                   $      90,550    $    186,068    (51.3)
Television                                    12,748          34,083    (62.6)
Corporate                                      7,100           2,989    137.5
                                       -------------    ------------     -----
Total                                  $     110,398    $    223,140    (50.5)
                                       =============    ============     =====

Operating Cash Flow (1):
Newspaper publishing                   $     860,478    $    898,995     (4.3)
Television                                   179,980         165,352      8.8
Corporate                                    (23,346)        (26,806)    12.9
                                       -------------    ------------     -----
Total                                  $   1,017,112    $  1,037,541     (2.0)
                                       =============    ============     =====

(1) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


PRO FORMA BUSINESS SEGMENT INFORMATION (1)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars


                                            Thirteen weeks ended        % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------

Net Operating Revenues:
Newspaper publishing                   $   1,432,997    $  1,448,540     (1.1)
Television                                   191,299         178,692      7.1
                                       -------------    ------------     -----
Total                                  $   1,624,296    $  1,627,232     (0.2)
                                       =============    ============     =====

Operating Income
(net of depreciation and amortization):
Newspaper publishing                   $     425,225    $    431,179     (1.4)
Television                                    94,463          87,590      7.8
Corporate                                    (15,483)        (14,783)    (4.7)
                                       -------------    ------------     -----
Total                                  $     504,205    $    503,986      0.0
                                       =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                   $      45,315    $     44,888      1.0
Television                                     6,331           6,513     (2.8)
Corporate                                      3,550           1,491    138.1
                                       -------------    ------------     -----
Total                                  $      55,196    $     52,892      4.4
                                       =============    ============     =====

Operating Cash Flow (2):
Newspaper publishing                   $     470,540    $    476,067     (1.2)
Television                                   100,794          94,103      7.1
Corporate                                    (11,933)        (13,292)    10.2
                                       -------------    ------------     -----
Total                                  $     559,401    $    556,878      0.5
                                       =============    ============     =====

(1) As if Statement of Financial Accounting Standards No. 142 (SFAS No. 142) had been adopted at the beginning of 2001.

(2) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense.


PRO FORMA BUSINESS SEGMENT INFORMATION (1)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Twenty-six weeks ended      % Inc
                                       June 30, 2002    July 1, 2001    (Dec)
                                       -------------    ------------    ------

Net Operating Revenues:
Newspaper publishing                   $   2,790,419    $  2,867,875     (2.7)
Television                                   358,485         334,305      7.2
                                       -------------    ------------     -----
Total                                  $   3,148,904    $  3,202,180     (1.7)
                                       =============    ============     =====

Operating Income
(net of depreciation and amortization):
Newspaper publishing                   $     769,928    $    807,035     (4.6)
Television                                   167,232         152,295      9.8
Corporate                                    (30,446)        (29,795)    (2.2)
                                       -------------    ------------     -----
Total                                  $     906,714    $    929,535     (2.5)
                                       =============    ============     =====

Depreciation and Amortization:
Newspaper publishing                   $      90,550    $     91,960     (1.5)
Television                                    12,748          13,057     (2.4)
Corporate                                      7,100           2,989    137.5
                                       -------------    ------------     -----
Total                                  $     110,398    $    108,006      2.2
                                       =============    ============     =====

Operating Cash Flow (2):
Newspaper publishing                   $     860,478    $    898,995     (4.3)
Television                                   179,980         165,352      8.8
Corporate                                    (23,346)        (26,806)    12.9
                                       -------------    ------------     -----
Total                                  $   1,017,112    $  1,037,541     (2.0)
                                       =============    ============     =====

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


PART II.   OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Securityholders

            (a) The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 7, 2002.

            (b)  The following directors were elected at the meeting:

                 Meredith A. Brokaw             Donna E. Shalala

                 The Board of Directors elected Solomon D. Trujillo to fill a board vacancy.

                 The following directors' terms of office continued after the meeting:

                 H. Jesse Arnelle               James A. Johnson
                 Douglas H. McCorkindale        Stephen P. Munn
                 Karen Hastie Williams

            (c) (i) Two directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

                                                For       Withhold Authority

                 Meredith A. Brokaw         218,772,088         1,613,877
                 Donna E. Shalala           217,543,137         2,842,828


                 (ii) The proposal to elect PricewaterhouseCoopers LLP as the company's independent auditor was approved. Tabulation of votes for the proposal is as follows.

                                           For           Against     Abstain

                 Election of
                 independent auditors   212,322,912     6,913,806   1,149,247

                 (iii) The shareholder proposal concerning EEO policy and American Indians was defeated. Tabulation of votes for the proposal is as follows:

                                           For           Against     Abstain

                 Shareholder proposal    12,574,338   182,131,109   4,538,615

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


                                           GANNETT CO., INC.


Dated: August 7, 2002                      By: /s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: August 7, 2002                      By: /s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

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

3-2     By-laws of Gannett Co., Inc.     Attached.
        (reflects all amendments
        through July 23, 2002)


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

99-1    Certification Pursuant to 18     Attached.
        U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.

99-2    Certification Pursuant to 18     Attached.
        U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.