Form 10-Q
period 2002-09-29
GANNETT CO INC /DE/
filed 2002-11-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended
       September 29, 2002 or

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

The number of shares outstanding of the issuer's Common Stock, Par Value $1.00, as of September 29, 2002 was 267,272,115

PART I.  FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING SUMMARY

Earnings per diluted share were 99 cents for the third quarter of 2002 versus 66 cents per diluted share for the third quarter of 2001, a 50% increase. For the year-to-date, earnings per diluted share increased 38% to $3.02 from $2.19.

Net income rose 52% to $265.6 million for the quarter and 40% to $813.1 million for the year-to-date. Operating income was up 34% to $450.7 million for the quarter and 18% to $1.36 billion for the year-to-date.

Operating revenues were $1.58 billion for the third quarter, a 4% increase. For the first nine months, operating revenues increased by $9.7 million or less than 1% to $4.73 billion.


ACCOUNTING STANDARD

At the beginning of 2002, the company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142 or the "Statement"), "Goodwill and Other Intangible Assets" which has a material impact on comparisons of 2002 reported results of operations with 2001. If the Statement had been adopted at the beginning of 2001, defined as "comparable basis", earnings per diluted share would have increased 16% for the quarter from 85 cents in 2001 to 99 cents in 2002. For the year-to-date, earnings per diluted share would have increased 9% to $3.02 from $2.78. On a comparable basis, operating income for the third quarter would have been up $54.6 million or 14% and $31.8 million or 2% for the year-to-date. Net income would have increased $38.6 million or 17% in the third quarter and $71.7 million or 10% for the year-to-date.

In the following discussion of newspaper and broadcasting results, the effect of this accounting change has been analyzed further. Note 2 and Note 7 to the Condensed Consolidated Financial Statements also provide information on the new accounting principle.


NEWSPAPER RESULTS

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 72% and 22%, respectively, of total newspaper revenues for both the third quarter and the year-to-date 2002. Ad revenues also include those derived from advertising placed with newspaper Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses and also include earnings from the company's 50% owned joint operating agencies in Detroit and Tucson. The table below presents these components of reported revenues for the third quarter and first nine months of 2002 and 2001.

Newspaper operating revenues, in thousands of dollars

Third Quarter                      2002           2001       % Change
                               -----------    -----------    --------

Advertising                    $ 1,006,923    $   988,045        2
Circulation                        303,908        306,139       (1)
Commercial printing and other       86,058         75,515       14
                               -----------    -----------      -----
Total                          $ 1,396,889    $ 1,369,699        2
                               ===========    ===========      =====

Year-to-date                       2002           2001       % Change
                               -----------    -----------    --------

Advertising                    $ 3,022,664    $ 3,066,878       (1)
Circulation                        919,716        925,167       (1)
Commercial printing and other      244,928        245,529       (0)
                               -----------    -----------      -----
Total                          $ 4,187,308    $ 4,237,574       (1)
                               ===========    ===========      =====

Reported newspaper publishing revenues increased $27.2 million or 2% for the quarter and declined $50.3 million or 1% for the year-to-date. Newspaper advertising revenues rose $18.9 million or 2% for the quarter, primarily due to gains in local and classified advertising, with the largest gains in local advertising. The declines in year-to-date revenue amounts were in the national and classified categories, especially help-wanted classified advertising.

Circulation revenues declined $2.2 million for the quarter and $5.5 million for the year-to-date, less than 1% for both periods. Other newspaper revenues increased $10.5 million or 14% for the quarter primarily because of higher commercial printing volume. Refer to Note 7 of the Condensed Consolidated Financial Statements for Business Segment Information.

The tables below provide, on a pro forma basis, details of newspaper ad revenue for the third quarter and the first nine months of 2002 and 2001. This presentation reflects operating revenue results as if all properties owned at the end of the third quarter of 2002 were owned throughout all periods presented. Since there were no material acquisitions or dispositions in the periods presented, these pro forma comparisons closely mirror reported revenues. However, these tables and related commentary also include the company's pro rata portion of revenue and linage data for its newspapers participating in joint operating agencies. The underlying pro forma advertising linage and preprint distribution details are also provided; however, linage and preprint distribution for U.K. publications are not included.

Advertising revenue, in thousands of dollars (pro forma)

Third Quarter              2002           2001          % Change
                       -----------    -----------       --------

Local                  $   442,061    $   427,620           3
National                   157,618        158,925          (1)
Classified                 455,007        448,105           2
                       -----------    -----------         -----
Total ad revenue       $ 1,054,686    $ 1,034,650           2
                       ===========    ===========         =====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter              2002           2001          % Change
                       -----------    -----------       --------
Local                        9,181          9,035           2
National                       917            863           6
Classified                  14,828         14,015           6
                       -----------    -----------       --------
Total Run-of-Press
   linage                   24,926         23,913           4
                       ===========    ===========       ========

Preprint distribution        2,529          2,339           8
                       ===========    ===========       ========


Advertising revenue, in thousands of dollars (pro forma)

Year-to-date               2002           2001          % Change
                       -----------    -----------       --------

Local                  $ 1,331,942    $ 1,324,075           1
National                   505,505        523,533          (3)
Classified               1,326,415      1,358,600          (2)
                       -----------    -----------         -----
Total ad revenue       $ 3,163,862    $ 3,206,208          (1)
                       ===========    ===========         =====


Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date               2002           2001          % Change
                       -----------    -----------       --------
Local                       27,948         28,060          (0)
National                     2,853          2,805           2
Classified                  42,972         41,009           5
                       -----------    -----------       --------
Total Run-of-Press
   linage                   73,773         71,874           3
                       ===========    ===========       ========

Preprint distribution        7,556          7,224           5
                       ===========    ===========       ========

Pro forma newspaper advertising revenues increased 2% for the quarter and were 1% lower for the year-to-date. Local ad revenues advanced 3% on a 2% increase in volume for the quarter and increased 1% on a slight decline in volume for the year-to-date. National ad revenues decreased 1% for the quarter on a volume increase of 6%, while year-to-date revenues were down by 3% on a volume increase of 2%. Classified ad revenues rose 2% for the quarter on a 6% volume increase and for the year-to-date declined 2% on a volume increase of 5%.

Year-over-year newspaper ad revenue was stronger in the third quarter of 2002 than in the first and second quarters of 2002; however, the advertising environment continues to be challenging, particularly in the classified employment category. The company's U.K. operations also experienced softer employment advertising in the third quarter of 2002 as compared to 2001 although like the domestic papers, the year-over-year employment advertising comparisons were slightly stronger in the third quarter than in earlier quarters of 2002. USA TODAY advertising revenues declined 7% for the quarter and 9% for the year-to-date primarily reflecting the continued diminished demand for financial and technology-related advertising. Travel advertising revenues, which were below 2001 levels during the first and second quarters of 2002, exceeded 2001 levels during the third quarter.

Pro forma newspaper circulation revenues declined less than 1% for the quarter and year-to-date. Pro forma net paid daily circulation for the company's newspapers, excluding USA TODAY, declined 1% for the third quarter and the year-to-date. Sunday net paid circulation was also down 1% for both the quarter and the year-to-date. USA TODAY reported an average daily paid circulation of 2,227,839 in the ABC Publisher's Statement for the 26 weeks ended September 29, 2002, a 1% decrease over the comparable period a year ago. In September 2001, newspaper circulation volume was elevated due to the strong demand for news and information in the wake of the September 11 terrorist attacks.

On a comparable accounting basis for goodwill and intangible assets (see discussion of SFAS No. 142 in the Accounting Standard section above), operating costs for the newspaper segment were flat for the quarter and declined $40.4 million or 1% for the year-to-date. This reflects lower newsprint expense and cost controls, partially offset by increased pension and other employee benefit expenses and increased commercial printing expenses. Reported newsprint expense decreased 23% for the quarter and 21% for the year-to-date as a result of significantly lower prices. Newsprint consumption increased 2% for the quarter and was flat for the year-to-date. Newsprint prices will rise in the fourth quarter, but will remain significantly lower than in 2001. Cost savings related to employee count reductions made in 2001 and earlier in 2002 continue to be realized but are offset by increased pension and other employee benefit expenses.

The table following details the impact of SFAS 142 on newspaper operating income comparisons for the third quarter and first nine months of 2002 and 2001, respectively.

Newspaper operating income, in thousands

Third Quarter                           2002           2001       % Change
                                    -----------    -----------    --------

As reported                         $   384,298    $   308,199        25
Impact of SFAS 142:
   Add back goodwill amortization,
     pre-tax                                 -          48,844         -
                                    -----------    -----------      -----
Pro forma                           $   384,298    $   357,043         8
                                    ===========    ===========      =====

Year-to-date                            2002           2001       % Change
                                    -----------    -----------    --------

As reported                         $ 1,154,226    $ 1,021,126        13
Impact of SFAS 142:
   Add back goodwill amortization,
     pre-tax                                 -         142,952         -
                                    -----------    -----------      -----
Pro forma                           $ 1,154,226    $ 1,164,078        (1)
                                    ===========    ===========      =====

Excluding the positive impact of adopting SFAS No. 142 on comparisons, newspaper operating income would have increased $27.3 million or 8% for the quarter, and declined $9.9 million or 1% for the year-to-date. These results reflect lower newsprint expense partially offset by increased pension and other employee benefit expenses throughout the first nine months. Year-over-year newspaper ad revenues were stronger in the third quarter than in the first and second quarters of 2002. The impact of SFAS No. 142 on newspaper segment results was to improve comparisons of operating income by $48.8 million and $143.0 million for the third quarter and year-to-date, respectively.

In July 2002, the company contributed its newspaper in Vincennes, Indiana, to the Gannett Foundation, a not-for-profit, private foundation. The company acquired Action Advertising, a commercial printing company and publisher of several non-daily publications in Fond du Lac, Wisconsin, in August 2002; Armed Forces Journal International Publishing Co., publisher of defense magazines, in September 2002; and several weekly publications distributed primarily in South Dakota referred to as "Prairie Publications" in September 2002. These transactions did not significantly affect newspaper operating results for the third quarter.

TELEVISION RESULTS

Reported television revenues increased $35.8 million or 24% for the third quarter and $60.0 million or 12% for the year-to-date. Television revenues benefited from very strong political and solid automotive advertising in the second and third quarters, as well as Winter Olympics-related advertising in the first quarter. National revenues increased 40% for the quarter and 19% for the year-to-date, while local revenues increased 15% and 9% for the quarter and year-to-date, respectively. Television revenues were unfavorably impacted in September of 2001 as the company's stations ran commercial free for several days following September 11.

On a comparable accounting basis for goodwill and intangible assets (see discussion of SFAS No. 142 in the Accounting Standard section above), operating costs would have increased $8.6 million or 9% for the quarter and $17.9 million or 6% for the year-to-date, reflecting increased selling, pension and other employee benefit costs.

The table following details the impact of SFAS 142 on television operating income comparisons for the third quarter and first nine months of 2002 and 2001, respectively.

Television operating income, in thousands

Third Quarter                          2002           2001       % Change
                                   -----------    -----------    --------

As reported                        $    81,506    $    43,743        86
Impact of SFAS 142:
   Add back goodwill amortization,
     pre-tax                               -           10,590         -
                                   -----------    -----------      -----
Pro forma                          $    81,506    $    54,333        50
                                   ===========    ===========      =====

Year-to-date                           2002           2001       % Change
                                   -----------    -----------    --------

As reported                        $   248,738    $   175,012        42
Impact of SFAS 142:
   Add back goodwill amortization,
     pre-tax                                -          31,616         -
                                   -----------    -----------      -----
Pro forma                          $   248,738    $   206,628        20
                                   ===========    ===========      =====

Excluding the positive impact of SFAS No. 142 on comparisons, television operating income would have increased by $27.2 million or 50% for the quarter and $42.1 million or 20% for the year-to-date. The impact of SFAS No. 142 on television segment results was to improve operating income comparisons by $10.6 million and $31.6 million for the quarter and year-to-date, respectively.

Political revenue is expected to continue to be strong into the early part of the fourth quarter of 2002, and overall television earnings for the fourth quarter, on a comparable accounting basis, are expected to be above prior year levels.


NON-OPERATING INCOME AND EXPENSE / PROVISION FOR INCOME TAXES

Interest expense was $39.7 million in the third quarter of 2002 versus $48.6 million in the third quarter of 2001 due to significantly lower interest rates and lower debt levels. Interest expense for the first nine months of 2002 was $109.6 million compared to $190.8 million for the same period in 2001. The daily average commercial paper balance outstanding was $2.54 billion during the third quarter of 2002 and $5.11 billion during the third quarter of 2001. The daily average commercial paper balance outstanding was $3.29 billion during the first nine months of 2002 and $5.28 billion during the same period of 2001. The weighted average interest rates on commercial paper were 1.79% for the third quarter of 2002 and 3.65% for the third quarter of 2001. For the first nine months of 2002 and 2001, the weighted average interest rates on commercial paper were 1.81% and 4.68%, respectively.

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

The company's average borrowing rates are expected to be higher for the fourth quarter of 2002 over the first nine months average due to the fixed rate notes. Interest expense for the fourth quarter of 2002 is also expected to be above prior year levels due to higher average borrowing rates.

Because the company has $2.41 billion in commercial paper obligations at September 29, 2002 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% decrease in the average interest rate for commercial paper would result in reduced annual interest expense of $12.0 million. Similarly, a 1/2% increase in such rates would result in additional annual interest expense of $12.0 million.

In all periods presented, other non-operating (income) expense consists primarily of charges for the write-down of certain minority interest investments and currency translation gains or losses.

The company's effective income tax rate was 34.4% for the third quarter and first nine months of 2002 versus the 39.4% for the same periods last year. The reduction in the effective rate is primarily a result of the adoption of SFAS No. 142. On a comparable basis, the effective tax rate for the third quarter and first nine months of 2001 would have been 34.8%.


NET INCOME

Net income, on a comparable basis, increased $38.6 million or 17% for the quarter, and diluted earnings per share increased to 99 cents from 85 cents, a 16% increase. For the first nine months, net income, on a comparable basis, increased $71.7 million or 10%, while diluted earnings per share increased 9% to $3.02 from $2.78. The 2001 earnings used in these comparisons includes a positive adjustment of $0.19 and $0.59 per diluted share for the quarter and the year-to-date, respectively, for goodwill amortization expense, net of tax, that would not have been required had SFAS No. 142 been in effect that year.

The weighted average number of diluted shares outstanding for the third quarter of 2002 totaled 269,306,000, compared to 266,910,000 for the third quarter of 2001. For the first nine months of 2002 and 2001, the weighted average number of diluted shares outstanding totaled 269,105,000 and 266,689,000, respectively.
Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

LIQUIDITY AND CAPITAL RESOURCES

The company's consistent ability to generate substantial cash from its core businesses was again evident during the third quarter and first nine months of 2002. The company's cash flow from operating activities for the nine months ended September 29, 2002 was $985.4 million, reflecting solid newspaper and television results and lower interest payments.

Cash used by the company for investing activities totaled $178.1 million for the first nine months of 2002. Capital expenditures totaled
$51.1 million for the third quarter of 2002, compared to $69.1 million for the third quarter of 2001. For the first nine months of 2002 and 2001, capital expenditures were $175.7 million and $215.5 million, respectively.

Cash used by the company for financing activities totaled $882.3 million for the first nine months of 2002. Payments to reduce the company's debt, which includes the payment of debt issuance fees in connection with the company's fixed rate debt, totaled $760.4 million. The company's regular quarterly dividend of $0.24 per share was declared in the third quarter of 2002, totaling $64.1 million and paid on October 1, 2002. Dividends paid for the first nine months of 2002 and 2001 totaled $183.6 million and $174.5 million, respectively.

Working capital declined from the end of the year 2001 by $186.9 million, reflecting lower receivables due to seasonal trends in revenues, lower inventories due to lower newsprint prices, and the pay-down of long-term debt with cash and marketable securities.

In March 2002, as discussed above, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. The net proceeds of the offering were used to repay outstanding commercial paper obligations. In total, the company's long-term debt decreased by $173.2 million during the third quarter of 2002 and $754.2 million during the first nine months of 2002, primarily reflecting the pay-down of commercial paper borrowings from operating cash flows.

Also in March 2002, the company entered into a $2.775 billion revolving credit agreement providing for up to $1.41 billion in 364-day revolving credit loans and up to $1.365 billion in 5-year revolving credit loans. The company terminated its $3.0 billion revolving credit agreement, and its $1.53 billion revolving credit facility which was due to expire in July 2002. At September 29, 2002, the Company had $4.305 billion of credit available under two revolving credit agreements.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Any proceeds from the sale of such securities could be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and the financing of future acquisitions. The company may also invest funds that are not required immediately in short-term marketable securities.

In the discussion which follows, the term "operating cash flow" is used and is defined as operating income plus depreciation and amortization of intangible assets. Such cash flow amounts vary from net cash flow from operating activities determined in accordance with generally accepted accounting principles and presented in the Condensed Consolidated Statements of Cash Flows because cash payments for interest and taxes are not reflected therein, nor are the cash flow effects of non-operating items. Such operating cash flow amounts are discussed herein and presented along with the business segment information because they are used by the company as an important measure of the financial strength of the company's operations.

Consolidated operating cash flow, as presented in the accompanying Business Segment Information, increased 13% to $507.1 million for the third quarter of 2002, compared with $448.8 million for the same period of 2001. The company's consolidated operating cash flow for the first nine months of 2002 and 2001 was $1.52 billion and $1.49 billion, respectively, a 3% increase. The operating cash flow results reflect improved newspaper advertising revenues in the third quarter, lower newsprint expense and an increase in television segment advertising revenues and earnings.

The company's consolidated after-tax cash flow (defined as after-tax income plus depreciation and amortization) increased $35.0 million or 12% for the quarter and $61.8 million or 7% for the year-to-date, reflecting the operating factors discussed above, along with significantly lower interest expense.

The company's foreign currency translation losses, included in accumulated other comprehensive income and reported as part of shareholders' equity, totaled $7.6 million at the end of the third quarter versus $104.9 million at the end of 2001, reflecting an overall strengthening of Sterling against the U.S. dollar since the end of the year 2001. Newsquest's assets and liabilities at September 29, 2002 were translated from Sterling to U.S. dollars at an exchange rate of $1.56 versus $1.45 at the end of 2001. Newsquest's financial results were translated at an average rate of $1.55 for the third quarter of 2002 versus $1.44 for the third quarter of 2001, and at an average rate of $1.48 and $1.44 for the first nine months of 2002 and 2001, respectively.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use Sterling as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first nine months of 2002 would have decreased approximately 2%.


OTHER MATTERS

In early October 2002, the company acquired a one-third interest in CareerBuilder, LLC for approximately $98 million joining Knight-Ridder, Inc. and Tribune Company as owners.

Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion of new accounting standards and their impact on the reporting of earnings beginning in 2002.


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


CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                                           Sept. 29, 2002     Dec. 30, 2001
                                                          ----------------   ---------------
ASSETS
Cash                                                      $        43,187    $       73,905
Marketable securities                                              24,712            66,724
Trade receivables, less allowance
   (2002 - $40,152; 2001 - $39,138)                               756,500           805,746
Inventories                                                        87,274           104,848
Prepaid expenses and other receivables                            104,404           126,975
                                                          ----------------   ---------------
Total current assets                                            1,016,077         1,178,198
                                                          ----------------   ---------------
Property, plant and equipment
Cost                                                            4,398,232         4,207,074
Less accumulated depreciation                                  (1,909,853)       (1,741,604)
                                                          ----------------   ---------------
Net property, plant and equipment                               2,488,379         2,465,470
                                                          ----------------   ---------------
Other assets
Goodwill, less amortization in 2001                             8,766,294         8,578,025
Other intangible assets, less amortization                        100,637           106,334
Investments and other assets                                      739,746           768,074
                                                          ----------------   ---------------
Total other assets                                              9,606,677         9,452,433
                                                          ----------------   ---------------
Total assets                                              $    13,111,133    $   13,096,101
                                                          ================   ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable and current portion of film
   contracts payable                                      $       315,357    $      354,622
Compensation, interest and other accruals                         337,289           235,093
Dividend payable                                                   64,408            60,947
Income taxes                                                      274,017           323,481
Deferred income                                                   161,493           153,594
                                                          ----------------   ---------------
Total current liabilities                                       1,152,564         1,127,737
                                                          ----------------   ---------------
Deferred income taxes                                             483,792           503,397
Long-term debt                                                  4,325,868         5,080,025
Postretirement medical and life insurance liabilities             395,530           409,052
Other long-term liabilities                                       232,053           239,968
                                                          ----------------   ---------------
Total liabilities                                               6,589,807         7,360,179
                                                          ----------------   ---------------
Shareholders' Equity
Preferred stock of $1 par value per share.  Authorized
   2,000,000 shares: Issued - none.
Common stock of $1 par value per share.  Authorized
   800,000,000: Issued, 324,420,732 shares.                       324,421           324,421
Additional paid-in capital                                        240,867           210,256
Retained earnings                                               8,215,164         7,589,069
Accumulated other comprehensive loss                               (8,377)         (103,287)
                                                          ----------------   ---------------
Total                                                           8,772,075         8,020,459
                                                          ----------------   ---------------
Less treasury stock - 57,148,617 shares and
   58,623,520 shares respectively, at cost                     (2,244,956)       (2,275,737)
Deferred compensation related to ESOP                              (5,793)           (8,800)
                                                          ----------------   ---------------
Total shareholders' equity                                      6,521,326         5,735,922
                                                          ----------------   ---------------
Total liabilities and shareholders' equity                $    13,111,133    $   13,096,101
                                                          ================   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                            Thirteen weeks ended         % Inc
                                      Sept. 29, 2002  Sept. 30, 2001     (Dec)
                                      --------------  --------------     -----
Net Operating Revenues:
Newspaper advertising                  $   1,006,923    $    988,045       1.9
Newspaper circulation                        303,908         306,139      (0.7)
Television                                   184,039         148,229      24.2
Other                                         86,058          75,515      14.0
                                       --------------  -------------     -----
Total                                      1,580,928       1,517,928       4.2
                                       --------------  -------------     -----

Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation                820,131         824,839      (0.6)
Selling, general and administrative
    expenses, exclusive of
    depreciation                             253,735         244,308       3.9
Depreciation                                  54,572          50,916       7.2
Amortization of intangible assets              1,830          61,267     (97.0)
                                      --------------   -------------     -----
Total                                      1,130,268       1,181,330      (4.3)
                                      --------------   -------------     -----
Operating income                             450,660         336,598      33.9
                                      --------------   -------------     -----

Non-operating income (expense):
Interest expense                             (39,709)        (48,600)    (18.3)
Other                                         (6,015)            530  (1,234.9)
                                      --------------  --------------     -----
Total                                        (45,724)        (48,070)     (4.9)
                                      --------------  --------------     -----
Income before income taxes                   404,936         288,528      40.3
Provision for income taxes                   139,300         113,700      22.5
                                      --------------  --------------     -----
Net income                            $      265,636  $      174,828      51.9
                                      ==============  ==============     =====

Net income per share-basic                     $0.99           $0.66      50.0
                                               =====           =====     =====

Net income per share-diluted                   $0.99           $0.66      50.0
                                               =====           =====     =====

Dividends per share                            $0.24           $0.23       4.3
                                               =====           =====     =====

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)


                                          Thirty-nine weeks ended        % Inc
                                      Sept. 29, 2002  Sept. 30, 2001     (Dec)
                                      --------------  --------------     -----
Net Operating Revenues:
Newspaper advertising                 $    3,022,664  $    3,066,878      (1.4)
Newspaper circulation                        919,716         925,167      (0.6)
Television                                   542,524         482,534      12.4
Other                                        244,928         245,529      (0.2)
                                      --------------  --------------     -----
Total                                      4,729,832       4,720,108       0.2
                                      --------------  --------------     -----
Operating Expenses:
Cost of sales and operating expenses,
    exclusive of depreciation              2,449,058       2,488,416      (1.6)
Selling, general and administrative
    expenses, exclusive of
    depreciation                             756,600         745,370       1.5
Depreciation                                 161,303         155,256       3.9
Amortization of intangible assets              5,497         180,067     (96.9)
                                      --------------  --------------     -----
Total                                      3,372,458       3,569,109      (5.5)
                                      --------------  --------------     -----
Operating income                           1,357,374       1,150,999      17.9
                                      --------------  --------------     -----

Non-operating income (expense):
Interest expense                            (109,564)       (190,770)    (42.6)
Other                                         (8,388)          1,506    (657.0)
                                      --------------  --------------     -----
Total                                       (117,952)       (189,264)    (37.7)
                                      --------------  --------------     -----

Income before income taxes                 1,239,422         961,735      28.9
Provision for income taxes                   426,300         378,900      12.5
                                      --------------  --------------     -----
Net income                            $      813,122  $      582,835      39.5
                                      ==============  ==============     =====

Net income per share-basic                     $3.05           $2.20      38.6
                                               =====           =====     =====

Net income per share-diluted                   $3.02           $2.19      37.9
                                               =====           =====     =====

Dividends per share                            $0.70           $0.67       4.5
                                               =====           =====     =====

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars
                                                           Thirty-nine weeks ended
                                                       Sept. 29, 2002   Sept. 30, 2001
                                                       --------------   --------------
Cash flows from operating activities:
  Net income                                           $     813,122     $     582,835
  Adjustments to reconcile net income to
  operating cash flows:
    Depreciation                                             161,303           155,256
    Amortization of intangibles                                5,497           180,067
    Deferred income taxes                                    (19,606)           74,472
    Other, net                                                25,081           128,980
                                                           ----------         ---------
  Net cash flow from operating activities                    985,397         1,121,610
                                                           ----------         ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                 (175,652)         (215,491)
  Payments for acquisitions, net of cash acquired            (35,266)         (136,529)
  Payments for investments                                   (15,824)          (18,736)
  Proceeds from investments                                   44,892            17,016
  Proceeds from sale of certain assets                         3,774                 0
                                                           ----------         ---------
  Net cash used for investing activities                    (178,076)         (353,740)
                                                           ----------         ---------

Cash flows from financing activities:
  Payment of long-term debt and debt issuance costs         (760,389)         (676,676)
  Dividends paid                                            (183,566)         (174,533)
  Proceeds from issuance of common stock                      61,668            19,574
                                                           ----------         ---------
  Net cash used for financing activities                    (882,287)         (831,635)
                                                           ----------         ---------
Effect of currency exchange rate change                        2,236              (800)
                                                           ----------         ---------
Net decrease in cash and cash equivalents                    (72,730)          (64,565)
Balance of cash and cash equivalents at
  beginning of year                                          140,629           193,196
                                                           ----------         ---------
Balance of cash and cash equivalents at
  end of second quarter                                 $     67,899     $     128,631
                                                           ==========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 39-week periods ended September 29, 2002, and the comparative periods of 2001, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company's financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Accounting Standards

On December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and other intangibles with indefinite useful lives. The company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. SFAS No. 142 requires that goodwill be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The company will perform its impairment testing during the fourth quarter on an annual basis.

Goodwill and other intangible assets are as follows:

(in thousands of dollars)           Sept. 29, 2002           Dec. 30, 2001
                                    --------------           --------------
                                          Accumulated              Accumulated
                                 Cost     Amortization    Cost     Amortization
                               ---------- ------------  ---------- ------------

Amortized intangible assets:
Subscriber lists              $   109,800    $   9,163  $  110,000  $    3,666

Unamortized intangible assets:
Goodwill                      $ 8,766,294    $     -    $9,758,081  $1,180,056


As of September 29, 2002, Newspaper goodwill was $7.3 billion and Television goodwill was $1.5 billion. Goodwill increased primarily due to the change in foreign currency exchange rates and also because of the acquisition of certain small businesses during the year.

Amortization expense for subscriber lists was $1.8 million in the quarter ended September 29, 2002. Subscriber lists are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $7.3 million.

As set forth in SFAS No. 142, the results for the third quarter and first nine months of 2001 have not been restated. A reconciliation of net income for those periods and a comparison to the comparable periods of 2002, as if SFAS 142 had been adopted at the beginning of 2001, is presented below.


                                           Thirteen weeks ended
(dollars in thousands)               Sept. 29, 2002       Sept. 30, 2001
                                     --------------       --------------

Reported net income                      $265,636             $174,828
Add back: goodwill amortization,
  net of tax                                                    52,234
                                         --------             --------
Adjusted net income                      $265,636             $227,062
                                         ========             ========

Basic earnings per share:
Reported net income                         $0.99                $0.66
Add back: goodwill amortization,
  net of tax                                                      0.20
                                            -----                -----
Adjusted net income                         $0.99                $0.86
                                            =====                =====

Diluted earnings per share:
Reported net income                         $0.99                $0.66
Add back: goodwill amortization,
  net of tax                                                      0.19
                                            -----                -----
Adjusted net income                         $0.99                $0.85
                                            =====                =====


                                           Thirty-nine weeks ended
(dollars in thousands)               Sept. 29, 2002       Sept. 30, 2001
                                     --------------       --------------

Reported net income                      $813,122             $582,835
Add back: goodwill amortization,
  net of tax                                                   158,568
                                         --------             --------
Adjusted net income                      $813,122             $741,403
                                         ========             ========

Basic earnings per share:
Reported net income                         $3.05                $2.20
Add back: goodwill amortization,
  net of tax                                                      0.60
                                            -----                -----
Adjusted net income                         $3.05                $2.80
                                            =====                =====

Diluted earnings per share:
Reported net income                         $3.02                $2.19
Add back: goodwill amortization,
  net of tax                                                      0.59
                                            -----                -----
Adjusted net income                         $3.02                $2.78
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

In March 2002, the company terminated its $3.0 billion revolving credit agreement, which was scheduled to expire July 1, 2003. Concurrent with the cancellation of that agreement, the company entered into a $2.775 billion revolving credit agreement which consists of a $1.41 billion 364-day facility which extends to March 2003 and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company's option.

The company also canceled its $1.53 billion 364-day facility, which was part of an overall $3.06 billion revolving credit agreement. The facility was scheduled to expire in July 2002 and under which any outstanding borrowings were convertible into a two-year term loan. The other half of the agreement consisted of a $1.53 billion 5-year facility. That part of the agreement continues in place and extends to July 2005.

At December 30, 2001, the company had $6.06 billion of credit available under two revolving credit agreements. At September 29, 2002 the company had $4.3 billion of credit available under two revolving credit agreements.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Any proceeds from the sale of such securities could be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and the financing of future acquisitions. The company may also invest funds that are not required immediately in short-term marketable securities.

Approximate annual maturities of long-term debt, assuming that the company used the $4.305 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company's other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands      Sept. 29, 2002
                  --------------
2005              $    1,648,812
2006                      14,838
2007                   2,060,526
Later years              601,692
                  --------------
Total             $    4,325,868
                  ==============

The fair value of the company's total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.49 billion at September 29, 2002.

4.  Comprehensive Income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Comprehensive income totaled $306.9 million for the third quarter of 2002 and $223.9 million for the third quarter of 2001. Net income totaled $265.6 million and other comprehensive income totaled $41.3 million in 2002. Net income totaled $174.8 million and other comprehensive income totaled $49.1 million in 2001.

Comprehensive income totaled $908.0 million for the first nine months of 2002 and $565.2 million for the first nine months of 2001. Net income totaled $813.1 million and other comprehensive income totaled $94.9 million in 2002. Net income totaled $582.8 million and other comprehensive losses totaled $17.6 million in 2001.

5.  Acquisitions and Dispositions

The company acquired Action Advertising, a commercial printing company and publisher of several non-daily publications in Fond du Lac, Wisconsin, in August 2002; Armed Forces Journal International Publishing Co., publisher of defense magazines, in September 2002; and several weekly publications distributed primarily in South Dakota referred to as "Prairie Publications" in September 2002.

In July 2002, the company contributed its newspaper in Vincennes, Indiana, to the Gannett Foundation, a not-for-profit, private foundation.

These transactions did not significantly affect newspaper operating results for the third quarter.

6.  Outstanding Shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 267,056,000 compared to 264,822,000 for the third quarter of 2001. The weighted average number of diluted shares outstanding in the third quarter totaled 269,306,000 compared to 266,910,000 for the third quarter of 2001.

The weighted average number of common shares outstanding (basic) for the first nine months of 2002 totaled 266,674,000 compared to 264,658,000 in the first nine months of 2001. The weighted average number of diluted shares outstanding for the first nine months of 2002 totaled 269,105,000 compared to 266,689,000 for the first nine months of 2001.

7.  Business Segment Information


BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended         % Inc
                                      Sept. 29, 2002  Sept. 30, 2001     (Dec)
                                      --------------  --------------     -----

Net Operating Revenues:
Newspaper publishing                  $    1,396,889  $    1,369,699       2.0
Television                                   184,039         148,229      24.2
                                      --------------  --------------     -----
Total                                 $    1,580,928  $    1,517,928       4.2
                                      ==============  ==============     =====

Operating Income
(net of depreciation
and amortization):
Newspaper publishing                  $      384,298  $      308,199      24.7
Television                                    81,506          43,743      86.3
Corporate                                    (15,144)        (15,344)      1.3
                                      --------------  --------------     -----
Total                                 $      450,660  $      336,598      33.9
                                      ==============  ==============     =====

Depreciation and Amortization:
Newspaper publishing                  $       46,252  $       93,613     (50.6)
Television                                     6,400          17,098     (62.6)
Corporate                                      3,750           1,472     154.8
                                      --------------  --------------     -----
Total                                 $       56,402  $      112,183     (49.7)
                                      ==============  ==============     =====

Operating Cash Flow (1):
Newspaper publishing                  $      430,550  $      401,812       7.2
Television                                    87,906          60,841      44.5
Corporate                                    (11,394)        (13,872)     17.9
                                      --------------  --------------     -----
Total                                 $      507,062  $      448,781      13.0
                                      ==============  ==============     =====

 (1) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense. This measure varies from the Condensed Consolidated Statements of Cash Flows.



BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars


                                          Thirty-nine weeks ended        % Inc
                                      Sept. 29, 2002  Sept. 30, 2001     (Dec)
                                      --------------  --------------     -----

Net Operating Revenues:
Newspaper publishing                  $    4,187,308  $    4,237,574      (1.2)
Television                                   542,524         482,534      12.4
                                      --------------  --------------     -----
Total                                 $    4,729,832  $    4,720,108       0.2
                                      ==============  ==============     =====

Operating Income
(net of depreciation
and amortization):
Newspaper publishing                  $    1,154,226  $    1,021,126      13.0
Television                                   248,738         175,012      42.1
Corporate                                    (45,590)        (45,139)     (1.0)
                                      --------------  --------------     -----
Total                                 $    1,357,374  $    1,150,999      17.9
                                      ==============  ==============     =====

Depreciation and Amortization:
Newspaper publishing                  $      136,802  $      279,681     (51.1)
Television                                    19,148          51,181     (62.6)
Corporate                                     10,850           4,461     143.2
                                      --------------  --------------     -----
Total                                 $      166,800  $      335,323     (50.3)
                                      ==============  ==============     =====

Operating Cash Flow (1):
Newspaper publishing                  $    1,291,028  $    1,300,807      (0.8)
Television                                   267,886         226,193      18.4
Corporate                                    (34,740)        (40,678)     14.6
                                      --------------  --------------     -----
Total                                 $    1,524,174  $    1,486,322       2.5
                                      ==============  ==============     =====

 (1) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense. This measure varies from the Condensed Consolidated Statements of Cash Flows.



PRO FORMA BUSINESS SEGMENT INFORMATION (1)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                            Thirteen weeks ended        % Inc
                                      Sept. 29, 2002  Sept. 30, 2001    (Dec)
                                      --------------  --------------    ------

Net Operating Revenues:
Newspaper publishing                  $    1,396,889  $    1,369,699       2.0
Television                                   184,039         148,229      24.2
                                      --------------  --------------     -----
Total                                 $    1,580,928  $    1,517,928       4.2
                                      ==============  ==============     =====

Operating Income
(net of depreciation
and amortization):
Newspaper publishing                  $      384,298  $      357,043       7.6
Television                                    81,506          54,333      50.0
Corporate                                    (15,144)        (15,344)      1.3
                                      --------------  --------------     -----
Total                                 $      450,660  $      396,032      13.8
                                      ==============  ==============     =====

Depreciation and Amortization:
Newspaper publishing                  $       46,252  $       44,769       3.3
Television                                     6,400           6,508      (1.7)
Corporate                                      3,750           1,472     154.8
                                      --------------  --------------     -----
Total                                 $       56,402  $       52,749       6.9
                                      ==============  ==============     =====

Operating Cash Flow (2):
Newspaper publishing                  $      430,550  $      401,812       7.2
Television                                    87,906          60,841      44.5
Corporate                                    (11,394)        (13,872)     17.9
                                      --------------  --------------     -----
Total                                 $      507,062  $      448,781      13.0
                                      ==============  ==============     =====

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



PRO FORMA BUSINESS SEGMENT INFORMATION (1)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

                                          Thirty-nine weeks ended       % Inc
                                      Sept. 29, 2002  Sept. 30, 2001    (Dec)
                                      --------------  --------------    ------

Net Operating Revenues:
Newspaper publishing                  $    4,187,308  $    4,237,574      (1.2)
Television                                   542,524         482,534      12.4
                                      --------------  --------------     -----
Total                                 $    4,729,832  $    4,720,108       0.2
                                      ==============  ==============     =====

Operating Income
(net of depreciation and
amortization):
Newspaper publishing                  $    1,154,226  $    1,164,078      (0.8)
Television                                   248,738         206,628      20.4
Corporate                                    (45,590)        (45,139)     (1.0)
                                      --------------  --------------     -----
Total                                 $    1,357,374  $    1,325,567       2.4
                                      ==============  ==============     =====

Depreciation and Amortization:
Newspaper publishing                  $      136,802  $      136,729       0.1
Television                                    19,148          19,565      (2.1)
Corporate                                     10,850           4,461     143.2
                                      --------------  --------------     -----
Total                                 $      166,800  $      160,755       3.8
                                      ==============  ==============     =====

Operating Cash Flow (2):
Newspaper publishing                  $    1,291,028  $    1,300,807      (0.8)
Television                                   267,886         226,193      18.4
Corporate                                    (34,740)        (40,678)     14.6
                                      --------------  --------------     -----
Total                                 $    1,524,174  $    1,486,322       2.5
                                      ==============  ==============     =====

 (1) As if Statement of Financial Accounting Standards No. 142 (SFAS No. 142) had been adopted at the beginning of 2001.

 (2) Operating Cash Flow represents operating income for each of the company's business segments plus related depreciation and amortization expense. This measure varies from the Condensed Consolidated Statements of Cash Flows.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use Sterling as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first nine months of 2002 would have decreased approximately 2%.

Because the company has $2.41 billion in commercial paper obligations outstanding at September 29, 2002 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% decrease in the average interest rate for commercial paper would result in reduced annual interest expense of $12.0 million. Likewise, a 1/2% increase in such rates would result in additional annual interest expense of $12.0 million.

The fair value of the company's total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.49 billion at September 29, 2002.

Item 4.  Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company's Chairman, President and Chief Executive Officer and Executive Vice President/Operations and Chief Financial Officer have concluded the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.

        See Exhibit Index for list of exhibits filed with this report.

   (b)  Form 8-K

        Current Report on Form 8-K filed August 7, 2002, in connection with Regulation FD disclosures concerning the filing of oaths with the Securities and Exchange Commission pursuant to SEC Order 4-460.

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GANNETT CO., INC.


Dated: November 12, 2002                   By:/s/George R. Gavagan
                                              ------------------------------
                                              George R. Gavagan
                                              Vice President and Controller


Dated: November 12, 2002                   By:/s/Thomas L. Chapple
                                              ------------------------------
                                              Thomas L. Chapple
                                              Senior Vice President, General
                                              Counsel and Secretary

                                 CERTIFICATIONS

I, Douglas H. McCorkindale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gannett Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                        /s/Douglas H. McCorkindale
                                        _______________________
                                        Douglas H. McCorkindale
                                        Chairman, President and
                                        Chief Executive Officer

I, Larry F. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gannett Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
                                        /s/Larry F. Miller
                                        _______________________
                                        Larry F. Miller
                                        Executive Vice President/Operations
                                        and Chief Financial Officer

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

3-2     By-laws of Gannett Co., Inc.     Incorporated by reference to Exhibit
        (reflects all amendments         3-2 to Gannett Co., Inc.'s Form 10-Q
        through July 23, 2002)           for the fiscal quarter ended June 30,
                                         2002.


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

4-8     Form of 4.950% Note due          Incorporated by reference to Exhibit
        2005.                            4-13 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-9     Form of 5.500% Note due 2007.    Incorporated by reference to Exhibit
                                         4-14 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-10    Form of 6.375% Note due 2012.    Incorporated by reference to Exhibit
                                         4-15 to Gannett Co., Inc.'s Form 8-K
                                         filed on March 14, 2002.

4-11    Third Supplemental Indenture,    Incorporated by reference to Exhibit
        dated as of March 14, 2002,      4-16 to Gannett Co., Inc.'s Form 8-K
        between Gannett Co., Inc. and    filed on March 14, 2002.
        Wells Fargo Bank Minnesota, N.A.,
        as Trustee.

4-12    Competitive Advance and          Incorporated by reference
        Revolving Credit Agreement       to Exhibit 10-11 to Gannett
        dated as of March 11, 2002       Co., Inc.'s Form 8-K filed on
        among Gannett Co., Inc., the     March 14, 2002.
        several lenders from time to
        time parties thereto,
        Bank of America, N.A., as
        Administrative Agent, JP Morgan
        Chase Bank and Bank One NA, as
        Co-Syndication Agents, and
        Barclays Bank PLC, as
        Documentation Agent.

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

10-5    Gannett Co., Inc. Supplemental   Incorporated by reference to Exhibit
        Retirement Plan, as amended.*    10-5 to Gannett Co., Inc.'s Form 10-K
                                         for the fiscal year ended
                                         December 26, 1999.  Amendments No. 1
                                         and 2 incorporated by reference to
                                         Exhibit 10-5 to Gannett Co., Inc.'s
                                         Form 10-K for the fiscal year ended
                                         December 30, 2001. Amendment No. 3
                                         attached.

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