Form 10-K
period 2002-12-29
GANNETT CO INC /DE/
filed 2003-03-18
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 29, 2002
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____ to _____

Commission file number 1-6961

GANNETT CO., INC.
(Exact name of registrant as specified in charter)

Delaware	16-0442930
(State or Other Jurisdiction of Incorporation or Organization of Registrant)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia	22107-0910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 854-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2002, was approximately $20,121,013,000. The registrant has no non-voting common equity.

     As of March 10, 2003, 268,234,922 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 6, 2003, is incorporated by reference in Part III to the extent described therein.

[This page intentionally left blank.]

PART I

ITEM 1. BUSINESS

Company Profile

Gannett Co., Inc. is a diversified news and information company that publishes newspapers, operates broadcasting stations and is engaged in marketing, commercial printing, a newswire service, data services and news programming. Gannett is an international company operating primarily in the U.S. and the United Kingdom. Approximately 87% of its revenues are from domestic operations in 43 states, the District of Columbia, and Guam. It has foreign operations in the United Kingdom and in certain European and Asian markets. Its headquarters is in McLean, Va., near Washington, D.C.

     Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1974. Its nearly 268 million outstanding shares of common stock are held by approximately 13,100 shareholders of record in all 50 states and several foreign countries. The company has approximately 51,000 employees.

     The company has two principal business segments: newspaper publishing and broadcasting (television). Financial information for each of the company’s reportable segments can be found in our financial statements as discussed under Item 7 “Management’s Discussion and Analysis” beginning on page 17, and as presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 28 of this Form 10-K.

     Gannett is the USA’s largest newspaper group in terms of circulation. The company’s 94 U.S. daily newspapers have a combined daily paid circulation of 7.6 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.2 million. In addition, Gannett owns USA WEEKEND, a weekend newspaper magazine, and in excess of 400 non-daily publications in the United States.

     Newsquest plc, a wholly owned Gannett subsidiary acquired in mid-1999 and expanded through further acquisitions since, is one of the largest regional newspaper publishers in the United Kingdom with a portfolio of more than 300 titles. Its publications include 15 daily newspapers with a combined circulation of approximately 550,000. Newsquest also publishes a variety of non-daily publications, including Berrow’s Worcester Journal, the oldest continuously published newspaper in the world.

     Total average daily circulation of the company’s domestic and U.K. daily newspapers was approximately 8.2 million at the end of 2002.

     In addition to newspaper publishing, the newspaper segment includes the following: Gannett News Service, which provides news services for its newspaper operations; Gannett Retail Advertising Group, which represents the company’s local newspapers in the sale of advertising to national and regional retailers and service providers; and Gannett Offset, which is composed of the Gannett Offset print group and Gannett Marketing Services Group. The Gannett Offset print group currently includes five non-heatset printing plants and one heatset printing facility. Gannett Offset’s dedicated commercial printing plants are located in Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; and Springfield, Va. Gannett Marketing Services Group coordinates the sale of direct-marketing services through: Telematch, a database management and data enhancement company; Gannett Direct Marketing Services, a direct-marketing company with operations in Louisville, Ky.; and Gannett TeleMarketing, a telephone sales and marketing company. The company also owns USATODAY.com and other Internet services at most of its local newspapers and television stations; Gannett Media Technologies International, which develops and markets software and other products for the publishing industry; Nursing Spectrum, publisher of biweekly periodicals specializing in advertising for nursing employment; Army Times Publishing Company, which publishes military and defense newspapers; a 19.49% interest in California Newspapers Partnership, a partnership that includes 22 daily California newspapers; and a 13.5% interest in Ponderay Newsprint Company in California.

     Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results in the Detroit and Tucson joint operating agencies are accounted for under the equity method, reported as a single net amount in other operating revenues.

     The company also owns a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources.

     The company owns and operates 22 television stations covering 17.7 percent of the USA in markets with more than 18.9 million households.

Newspaper Publishing/United States

On Dec. 29, 2002, the company operated 94 U.S. daily newspapers, including USA TODAY, and more than 400 non-daily local publications in 40 states and Guam. The Newspaper Division is headquartered in McLean, Va., and on Dec. 29, 2002, it had approximately 39,000 full- and part-time employees.

     USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is available in all 50 states and is available to readers on the day of publication throughout the U.S.

     USA TODAY is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 21 U.S. markets and under contract at offset plants in 15 other U.S. markets. It is sold at newsstands and vending machines generally at 50 cents a copy. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is offered in many markets. Approximately 65% of its net paid circulation results from single-copy sales at newsstands or vending machines and the remainder is from home and office delivery, mail and other sales.

     USA TODAY International is printed from satellite transmission under contract in London, Frankfurt, Hong Kong, Milan and Belgium, and is distributed in Europe, the Middle East, Africa and Asia. It is available in more than 60 foreign countries.

     For domestic editions, USA TODAY is party to a contract with one satellite transmission service which runs through the end of 2004 and provides for the satellite transmissions of USA TODAY from the McLean, Va., office (or Silver Spring, Md., its back-up facility) to 36 domestic print sites across the USA.

     For International editions, USA TODAY is party to a contract with a second satellite transmission provider which extends through the end of 2004 and provides for satellite transmissions to four contract print sites in Europe and one contract print site in Asia.

     The company has adequate back-up for these transmission processes.

     USATODAY.com, one of the most popular newspaper sites on the Web, had more than 30 million visits per month at the end of 2002.

     Gannett News Service (GNS) is headquartered in McLean, Va., and operates bureaus in eight other states and Washington, D.C. (see page 12 for more information). GNS provides national and regional news coverage and sports, features, photo and graphic services to Gannett newspapers. GNS is also syndicated to several non-Gannett newspapers, including ones in Chicago, Salt Lake City, Boston and Seattle.

     The newspaper publishing segment also includes USA WEEKEND, which is distributed as a weekend newspaper magazine in 598 newspapers throughout the country, with a total circulation of 23.7 million as of January 2003, the second largest weekly magazine in circulation in the nation. The general interest magazine has a readership of 49 million.

     Nursing Spectrum is a publisher of biweekly and monthly periodicals that advertise nursing employment. Nursing Spectrum’s circulation reaches more than one million registered nurses in the top 50 metropolitan markets each month, or almost half of the registered nurses in the United States. By the end of 2002, Nursing Spectrum’s award-winning Web site had about 800,000 unique visitors each month.

     At the end of 2002, 68 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 26 were published in the evening.

     For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for approximately 87% of total daily volume, while evening circulation accounts for 13%.

     Individually, Gannett newspapers are the leading news and information source with strong brand recognition in their markets. Their durability lies in the quality of their management, their flexibility, their focus on such customer-directed programs as Complete Community Coverage in News, cross-branding of the daily newspaper, online, and weekly products, ADQ (described further below), and their capacity to invest in new technology. Collectively, they form a powerful network to distribute news and advertising information across the nation.

     In 2002, news departments across Gannett continued to emphasize coverage of local news as the key to successful news reporting. Under the Complete Community Coverage model developed in 2000, newsrooms expanded the amount of local news on their Web sites. The objective is to enhance our position as the primary source of local news and information, reaching more people interested in local news in more ways.

     Added emphasis was placed on reaching younger readers, especially those in the 25- to 34-year-old age group, through stronger Web sites and more focused news and features coverage. Free weekly publications for this audience began at Gannett newspapers in Boise, Idaho, and Lansing, Mich. The Arizona Republic in Phoenix began a new publication, “YES” (“Your Essential Style”) aimed at reaching women readers, especially younger ones. This publication was delivered in the newspaper and was made available at other selected locations. All three of these newspapers also enhanced their Web sites to advertise these publications and to expand on them.

     All of the company’s domestic daily newspapers receive Gannett News Service. In addition, all newspapers subscribe to The Associated Press, and some receive various supplemental news and syndicated features.

     Gannett News Service provided strong coverage of the 2002 national elections as well as many stories from Washington, D.C., on topics of local interest to Gannett newspapers. Coverage also was provided for newspaper Web sites.

     In 2002, the company continued to emphasize increasing its revenue from medium and smaller advertisers in each market it serves. These efforts will continue throughout 2003. Initiatives have focused on sales and rate management and the construction of pre-packaged programs scalable to the company’s largest and smallest markets. Sales management initiatives increased the number and quality of sales calls, improved sales compensation and enhanced consistent sales training. Rate management programs focused on selling multiple advertising insertions and reviewing rates and rate structures to ensure that they match the opportunities in the market. The company operates an extranet site to provide its advertising management with up-to-date information and sales programs 24 hours a day, seven days a week. The company regularly calculates market potential and adjusts its local strategic plans accordingly. Significant efforts will continue to be taken in 2003 to make the company’s personnel increasingly competitive in their leadership, strategic thinking and marketing skills.

     The Newspaper Division’s advertising quality initiative, known as ADQ, produced its eighth consecutive year of improved ad and bill quality. ADQ has reduced credit costs significantly since its 1995 launch.

     Three principles guide online strategy at Gannett’s local newspapers. First, spending for the online business must be justified by additional revenues, additional customers and additional profits. Second, emphasis needs to be on serving our local markets. A key reason customers turn to a Gannett newspaper’s online site is to find local news and information. The credibility of the local newspaper, the known and trusted information source, extends to the company’s Web sites and thus differentiates Gannett from other Internet sites. This is a major factor that allows Gannett newspapers to compete successfully as Internet information providers. Third, the natural synergies between the local newspaper and local Web site should be utilized. The local content already available, the customer relationships, the news and advertising sales forces, and the promotional vehicle are all advantages for the newspaper. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that serve the advertisers, hold down costs, and leverage the known and trusted brand of the newspaper.

     This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology resulted in solid results in 2002.

     Online revenue for local newspaper Web sites increased by 25% in 2002, which followed a 35% increase in 2001. Recent traffic on our sites reached more than 14 million visitors and over 225 million page views per month.

     In 2002, Gannett newsrooms continued to convert to digital photography, which enables our newspapers to provide photos with very late-breaking stories and to be more competitive on their Web sites. By the end of 2002, all of Gannett’s news photo departments were 100 percent digital.

     The Advertising Matrix sales program was implemented at 19 Gannett newspapers in 2002 and more newspapers will follow in 2003. The Matrix is a program for selling multiple ads across multiple product lines and packaging them into one buy for the customer. A typical Matrix package might include a retail display ad, a classified help wanted ad, a print-and-deliver insert targeted to specific zones, an online directory listing and an online coupon.

     New online classified ad order entry software was installed in three additional newspapers in 2002, bringing the total implementations to six. The software allows customers to place their classified ad via the newspaper’s Web site. It permits customers to build both their print and online ad using templates provided by the newspaper or to customize the ad to meet their specific requirements. The standard software includes six categories: employment, automotive, real estate, merchandise, obituaries and legal. It also facilitates upsell opportunities such as bolding, attention getters, and e-mail hyperlinks. When customers complete the design of their ads and select a product schedule, they receive a realtime price quote. Customers can then book their ads without further newspaper involvement. A larger rollout is planned for 2003.

     Franchise XPress, a sales program operated by the Gannett Retail Advertising Group, sold 59 million newspaper-distributed single sheet inserts to hundreds of franchise retailers in Gannett markets during 2002. These inserts are typically distributed in areas close to the retailer’s store. Insert Xpress, another newspaper-distributed single sheet sales program, sold 220 million inserts to local retail advertisers in 2002.

     In 2002, Gannett began the rollout of it newest update to the company’s legacy software. The update focuses primarily on advertising functionality. The highlight of the release is the new pricing engine that will permit the packaging and selling of multiple products across multiple mediums. This will improve the competitive position of Gannett’s local newspapers in their marketplaces, and provide the flexibility to be more creative in meeting advertisers’ changing needs.

     Gannett Media Technologies International (“GMTI”) continued to increase its installed base of Internet-based Celebro advertising systems. Celebro facilitates increased revenue opportunities through the creation of new advertising products and by making it easier for the advertisers to choose newspaper publications over the competition. Real estate companies and auto dealerships are now linked directly to GMTI’s database servers where Celebro’s HomesPlus and AutoChooser software allows them to send complete, digitized ad files to newspapers for pagination and printing. Newspapers are freed from most production requirements and advertisers replace time-consuming manual tasks with labor saving technology.

     New, non-Gannett companies purchasing Celebro HomesPlus in 2002 included The Bergen (N.J.) Record, The Dallas Morning News, Dayton (Ohio) Daily News, The (Toledo) Blade, Naples (Fla.) Daily News, San Angelo (Texas) Standard-Times, Kenosha (Wis.) News, Allen Tate Realtors and Long & Foster Real Estate Company. At year-end, Celebro HomesPlus database included more than 600 publications maintaining data on more than 4,500 real estate companies. Of the 62 HomesPlus databases, 34 are Gannett newspapers, and 28 are non-Gannett newspapers, real estate companies, and multiple listing services.

     GMTI’s AutoChooser product provides newspapers with a complete vertical solution offering Web site creation/hosting and print advertising integration. AutoChooser is in production at 16 Gannett newspapers and 38 non-Gannett newspapers. Additionally, AutoChooser hosts auto dealer Web sites on behalf of its newspaper customers. Non-Gannett users of AutoChooser technology include The Washington Post, The Atlanta Journal-Constitution, Media News Group, the Bergen Record, and the San Diego Union-Tribune.

     CelebroCityServer, GMTI’s software for building online shopping and commerce guides on Web sites, went live at The Indianapolis Star and The Spectrum in St. George, Utah, bringing the number of Gannett newspaper users to 36.

     GMTI increased its Digital Collections customer base to 109 system installations. Of these, 32 are non-Gannett installations. GMTI reached an agreement with Calkins Newspapers to install the Digital Collections digital asset management system at all Calkins newspapers. Each of these systems serves a multi-purpose role for pre-press photo production, capture and management of wire photos, archiving photos, stories, graphics and pages, and for news library research.

     New orders for Digital Collections software were also received from The Day in New London, Conn., and the Monroe (Mich.) Evening News. Fifteen customers purchased system upgrades and another eleven ordered system software add-ons. New software will be introduced in 2003 to expand the system’s range of capabilities for improving and tracking pre-press production workflow.

     With respect to newspaper production, 69 domestic daily newspaper plants print by the offset process, and 11 plants print using various letterpress processes. To date, there are 84 newspapers that have converted to the 50-inch web width format. Readers have found this size to be easier to handle and use. The 50-inch format change can result in more than a seven percent savings in newsprint consumption. A few more of the company’s newspapers are scheduled for web width reduction in 2004.

     The company has been consolidating certain functions of its newspaper operations in a number of geographic areas in order to achieve greater marketing, administrative and production effectiveness and efficiencies. Consolidations of this type have been made in New Jersey, upstate New York, Louisiana, Wisconsin, Ohio, Michigan, California and the Pacific Northwest. Further consolidations of this type will be made in 2003.

     In recent years, improved technology for all of the newspapers has resulted in greater speed and accuracy and in a reduction in the number of production hours worked. The company expects this trend to continue in 2003.

     The principal sources of newspaper revenues are circulation and advertising.

     Circulation: 40 of the company’s local newspapers reported gains in daily circulation in 2002, and 27 increased Sunday circulation. Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.62 to $3.11 per week for daily newspapers and from $.71 to $2.50 per copy for Sunday newspapers. Price increases for certain elements of local circulation volume were initiated at 6 newspapers in 2002.

     Additional information about the circulation of the company’s newspapers may be found on pages 10-13 and 20-21 of this Form 10-K.

     Advertising: The newspapers have advertising departments that sell retail, classified and national advertising. The Gannett Retail Advertising Group also sells advertising on behalf of the company’s local newspapers to national and regional retailers and service providers. The company also contracts with outside representative firms that specialize in the sale of national advertising. Analyses of newspaper advertising revenues are presented on pages 19-20 of this Form 10-K.

     Retail advertising is display advertising associated with local merchants, such as department and grocery stores. Classified advertising includes ads listed together in sequence by the nature of the ads, such as automobile sales, real estate sales and help wanted. National advertising is display advertising principally from advertisers who are promoting products or brand names nationally. Retail and national advertising may appear in the newspaper itself or in preprinted sections. Generally there are different rates for each category of advertising, and the rates for each newspaper are set independently, varying from city to city.

     The newspapers have made continuing efforts to serve their readers and advertisers by introducing complete market coverage programs and by targeting specific market segments desired by many advertisers through the use of specially zoned editions and other special publications.

     Continuing and comprehensive efforts are also underway to leverage Web site and newspaper marketing and advertising sales opportunities.

     Competition: The company’s newspapers compete with other media for advertising principally on the basis of their advertising rates and their performance in helping to sell the advertisers’ products or services. They compete for circulation principally on the basis of their content and price. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in certain of the company’s larger markets, there is such direct competition. Most of the company’s newspapers compete with other newspapers published in nearby cities and towns and with free distribution and paid advertising weeklies, as well as other print and non-print media.

     The rate of development of opportunities in, and competition from, emerging electronic communications services, including those related to the Internet, are increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications businesses have expanded and will continue to do so.

     At the end of 2002, The Cincinnati Enquirer, The Detroit News, and the Tucson (Ariz.) Citizen were published under joint operating agreements with non-Gannett newspapers located in the same cities. All of these agreements provide for joint business, advertising, production and circulation operations and a contractual division of profits. The editorial and reporting staffs of the company’s newspapers, however, are separate and autonomous from those of the non-Gannett newspapers.

     Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. The company retains a corporate environmental consultant who is responsible for overseeing regulatory compliance and taking preventive measures where appropriate.

     The company is one of the industry leaders in the use of recycled newsprint and increased its domestic purchases of newsprint containing some recycled content from 42,000 metric tons in 1989 to 779,000 metric tons in 2002. During 2002, all of the company’s newspapers consumed some recycled newsprint. For the year, more than 72% of the company’s domestic newsprint purchases contained recycled content.

     The company’s newspapers use inks, photographic chemicals, solvents and fuels. The use, management, and disposal of these substances may be regulated by federal, state, local and foreign agencies. Some of the company’s newspaper subsidiaries have been included among the potentially responsible parties in connection with the alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. Additional information about these matters can be found on page 15 of this Form 10-K. The company does not believe that these matters will have a material impact on its financial position or results of operations.

     Additional information about the company’s newspapers may be found on pages 10-13 of this Form 10-K.

     Raw materials: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2002, the company’s total newsprint consumption was 1,226,000 metric tons, including the company’s portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was slightly higher than 2001, up 1%. Newsprint consumption savings were realized due to reduced advertising space and web width reductions at a number of the company’s properties in the years 1999-2002. The company purchases newsprint from 21 domestic and global suppliers under contracts that expire at various times through 2010.

     In 2002, newsprint supplies were adequate. The company believes that the available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

     The average cost per ton of newsprint consumed in 2002 decreased 20% compared to the 2001 average cost.

Newspaper Publishing/United Kingdom

Altogether, Newsquest now publishes more than 300 titles in the United Kingdom, including 15 daily newspapers. Newsquest operates its newspaper publishing activities around geographic clusters to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. At the end of 2002, Newsquest had 16 such clusters in the United Kingdom. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service.

     Newsquest’s revenues for 2002 were in excess of $770 million. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 80%. Circulation revenue represents 11% of revenues and printing activities account for much of the remainder. Compared to U.S. newspaper operations, advertising revenue at Newsquest is a greater percent of total revenue and circulation revenue is a lesser percent, reflecting the greater volume and importance of free weekly publications among Newsquest’s titles.

     Newsquest is actively seeking to maximize the value of its local information expertise through development of opportunities offered by the Internet. Through internal growth and in partnership with other businesses, Newsquest has established a number of local and national Web sites that offer news and other information of special interest to its communities, as well as classified and retail advertising and shopping services.

     Newsquest newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as radio and billboard, and Internet-based news, information and communication businesses.

     At the end of 2002, Newsquest had approximately 8,500 full-time and part-time employees. Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest provides the majority of its employees with the option to participate in a stock option linked savings plan, purchase Gannett shares through a share incentive plan and a retirement plan that incorporates life insurance.

Broadcasting

On Dec. 29, 2002, the company’s television division, headquartered in McLean, Va., included 22 television stations in markets with a total of more than 18.9 million households.

     At the end of 2002, the broadcasting division had approximately 3,000 full-time and part-time employees. Broadcasting revenues accounted for approximately 12% of the company’s reported operating revenues from continuing operations in 2002, 11% in 2001 and 13% in 2000.

     The principal sources of the company’s broadcasting revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) compensation paid by the networks for carrying commercial network programs; 4) advertising on the stations’ Web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues.

     Advertising rates charged by a television station are based on the ability of a station to deliver a specific audience to an advertiser. The larger a station’s share in any particular daypart, the more leverage a station has in asking for a price advantage. As the market fluctuates with supply and demand, so does the station’s rate card. Practically all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.

     Generally, a network provides programs to its affiliated television stations, sells commercial advertising announcements within the network programs and compensates the local stations by paying an amount based on the television station’s network affiliation agreement.

     For all of its stations, the company is party to network affiliation agreements. The company’s three ABC affiliates have agreements which expire between 2005-2007. The agreements for all of its six CBS affiliates run through 2004-2005. The company’s 13 NBC affiliated stations have agreements that will expire in December 2005.

     Programming: The costs of locally produced and purchased syndicated programming are a significant portion of television operating expenses. Syndicated programming costs are determined based upon largely uncontrollable market factors, including demand from the independent and affiliated stations within the market and in some cases from cable operations. In recent years, the company’s television stations have emphasized their locally produced news and entertainment programming in an effort to provide programs that distinguish the stations from the competition and to better control costs.

     Competition: In each of its broadcasting markets, the company’s stations compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines and outdoor advertising. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices and any digital spectrum opportunities associated with digital television (DTV). The company’s broadcasting stations compete principally on the basis of their market share, advertising rates and audience composition.

     Local news is most important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and video disc players, direct broadcast satellite and low power television. Some of these competing services have the potential of providing improved signal reception or increased home entertainment selection, and they are continuing development and expansion.

     Pursuant to the Satellite Home Viewer Improvement Act of 1999, a number of the company’s television stations are currently being delivered by satellite carriers to subscribers within the stations’ market. The company has entered into retransmission consent agreements with satellite carriers that authorize such delivery that expire in mid-2004. This law also permits satellite carriers to retransmit distant network television stations into areas served by local television stations if it is determined, using FCC-approved signal strength measurement standards, that local stations do not deliver an acceptable viewing signal.

     Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).

     Television broadcast licenses are granted for periods of eight years. They are renewable by broadcasters upon application to the FCC and usually are renewed except in rare cases in which a conflicting application, a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations.

     FCC Regulations also prohibit concentrations of broadcasting control and regulate network programming. FCC Regulations governing multiple ownership limit, or in some cases, prohibit the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; radio and daily newspapers; or television and cable television). The FCC’s broadcast ownership rules permit common ownership of two television stations in the same market, provided eight independently owned television stations remain in the market following the combination and provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired a second television station in Jacksonville, Fla.

     The FCC rules permit common ownership of a number (depending on market size) of radio stations and television stations serving the same community but continue to prohibit a party from having attributable interests in television stations that collectively reach more than 35 percent of all U.S. television households. Presently, the company’s 22 television stations reach an aggregate of 17.7% of U.S. TV households.

     The FCC currently is examining possible modifications to all of its ownership restrictions, including the prohibition on common ownership of a daily newspaper and television station in the same market. A decision is expected in 2003, and if this restriction is removed or relaxed, it could present opportunities for the company to acquire additional properties in markets it currently serves.

     Additional information about the company’s television stations may be found on page 13 of this Form 10-K.

Employee relations

At the end of 2002, the company and its subsidiaries had approximately 51,000 full-time and part-time employees. Three of the company’s newspapers were published in 2002 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the company’s pro-rata share of employees at those joint production and business operations.

     Approximately 13% of those employed by the company and its subsidiaries are represented by labor unions. They are represented by 96 local bargaining units affiliated with nine international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with two unions over wages and health and safety issues only. The company strives to maintain good relationships with its employees.

     The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Virtually all of the company’s units provide retirement or profit-sharing plans which cover eligible full-time employees.

     In 1990, the company established a 401(k) Savings Plan, which is available to most of its domestic non-union employees.

MARKETS WE SERVE

NEWSPAPERS AND NEWSPAPER DIVISION

Daily newspapers

State				Circulation			Joined
Territory	City	Newspaper	Morning	Afternoon	Sunday	Founded	Gannett (a)

Alabama	Montgomery	Montgomery Advertiser	51,274		63,111	1829	1995	(62)

Arizona	Phoenix	The Arizona Republic	469,459		576,468	1890	2000	(91)
	Tucson	Tucson Citizen		36,056		1870	1976	(30)

Arkansas	Mountain Home	The Baxter Bulletin	11,143			1901	1995	(63)

California	Palm Springs	The Desert Sun	52,423		55,234	1927	1986	(56)
	Salinas	The Californian	18,974			1871	1977	(36)
	Tulare	Tulare Advance-Register		8,029		1882	1993	(61)
	Visalia	Visalia Times-Delta	21,656			1859	1977	(37)

Colorado	Fort Collins	Fort Collins Coloradoan	28,770		35,108	1873	1977	(38)

Connecticut	Norwich	Norwich Bulletin	27,774		32,283	1791	1981	(49)

Delaware	Wilmington	The News Journal	119,667		141,381	1871	1978	(43)

Florida	Brevard County	FLORIDA TODAY	87,819		107,704	1966	1966	(9)
	Fort Myers	The News-Press	91,188		108,793	1884	1971	(24)
	Pensacola	Pensacola News Journal	64,041		81,633	1889	1969	(11)

Georgia	Gainesville	The Times		20,025	23,720	1947	1981	(48)

Guam	Hagatna	Pacific Daily News	21,721		20,203	1944	1971	(23)

Hawaii	Honolulu	The Honolulu Advertiser	146,253		168,213	1856	1993	(60)

Idaho	Boise	The Idaho Statesman	65,993		88,628	1864	1971	(16)

Illinois	Rockford	Rockford Register Star	68,406		81,118	1855	1967	(10)

Indiana	Indianapolis	The Indianapolis Star	254,170		366,821	1903	2000	(92)
	Lafayette	Journal and Courier	37,021		43,827	1829	1971	(17)
	Marion	Chronicle-Tribune	18,730		20,896	1867	1971	(20)
	Muncie	The Star Press	32,231		35,453	1899	2000	(93)
	Richmond	Palladium-Item		19,234	22,780	1831	1976	(29)

Iowa	Des Moines	The Des Moines Register	153,154		244,667	1849	1985	(53)
	Iowa City	Iowa City Press-Citizen	15,411			1860	1977	(40)

Kentucky	Louisville	The Courier-Journal	221,367		283,268	1868	1986	(58)

Louisiana	Alexandria	Alexandria Daily Town Talk	36,221		41,564	1883	2000	(94)
	Lafayette	The Daily Advertiser	45,875		54,589	1865	2000	(72)
	Monroe	The News-Star	36,705		41,504	1890	1977	(42)
	Opelousas	Daily World		10,505	12,014	1939	2000	(95)
	Shreveport	The Times	67,760		82,597	1871	1977	(41)

Maryland	Salisbury	The Daily Times	27,648		31,551	1900	2000	(73)

Michigan	Battle Creek	Battle Creek Enquirer	25,051		34,109	1900	1971	(18)
	Detroit	The Detroit News		239,645		1873	1986	(55)
	The Detroit News and Free Press				733,208
	Lansing	Lansing State Journal	72,231		91,774	1855	1971	(15)
	Port Huron	Times Herald		30,090	39,902	1900	1970	(12)

Minnesota	St. Cloud	St. Cloud Times	27,928		37,551	1861	1977	(35)

Mississippi	Hattiesburg	Hattiesburg American		22,203	26,092	1897	1982	(51)
	Jackson	The Clarion-Ledger	97,249		110,471	1837	1982	(50)

Missouri	Springfield	Springfield News-Leader	63,076		91,488	1893	1977	(34)

Montana	Great Falls	Great Falls Tribune	33,143		37,604	1885	1990	(59)

Nevada	Reno	Reno Gazette-Journal	65,814		83,350	1870	1977	(31)

(a)  Number in parentheses notes chronological order in which existing newspapers joined Gannett.
(b)  Became an edition of the Asbury Park Press in 2001.

Non-daily publications: see listing of U.S. non-daily locations on page 12.

Daily newspapers

State				Circulation			Joined
Territory	City	Newspaper	Morning	Afternoon	Sunday	Founded	Gannett (a)

New Jersey	Asbury Park	Asbury Park Press	167,248		227,676	1879	1997	(68)
	Bridgewater	Courier News	40,017		40,768	1884	1927	(5)
	Cherry Hill	Courier-Post	80,490		96,334	1875	1959	(7)
	East Brunswick	Home News Tribune	63,373		70,302	1879	1997	(69)
	Morristown	Daily Record	43,596		46,205	1900	1998	(70)
	Toms River	Ocean County Observer(b)				1850	1998	(71)
	Vineland	The Daily Journal	17,843			1864	1986	(57)

New York	Binghamton	Press & Sun-Bulletin	57,269		72,606	1904	1943	(6)
	Elmira	Star-Gazette	28,973		40,241	1828	1906	(1)
	Ithaca	The Ithaca Journal	18,834			1815	1912	(2)
	Poughkeepsie	Poughkeepsie Journal	39,858		51,079	1785	1977	(33)
	Rochester	Rochester Democrat and Chronicle	173,598		232,688	1833	1918	(3)
	Utica	Observer-Dispatch	45,768		53,524	1817	1922	(4)
	Westchester County	The Journal News	142,908		170,642	1829	1964	(8)

North Carolina	Asheville	Asheville Citizen-Times	55,475		69,708	1870	1995	(64)

Ohio	Bucyrus	Telegraph-Forum		7,230		1923	2000	(74)
	Cincinnati	The Cincinnati Enquirer	196,639		310,095	1841	1979	(44)
	Chillicothe	Chillicothe Gazette		16,395	16,260	1800	2000	(75)
	Coshocton	Coshocton Tribune		7,161	7,546	1842	2000	(76)
	Fremont	The News-Messenger		13,772		1856	1975	(27)
	Lancaster	Lancaster Eagle-Gazette		15,367	15,516	1807	2000	(77)
	Mansfield	News Journal		33,459	42,681	1885	2000	(78)
	Marion	The Marion Star		14,320	14,743	1880	2000	(79)
	Newark	The Advocate		21,816	22,815	1820	2000	(80)
	Port Clinton	News Herald		5,923		1864	1975	(28)
	Zanesville	Times Recorder	21,128		20,763	1852	2000	(81)

Oklahoma	Muskogee	Muskogee Daily Phoenix
		and Times-Democrat	19,012		19,776	1888	1977	(39)

Oregon	Salem	Statesman Journal	56,482		63,509	1851	1974	(26)

Pennsylvania	Chambersburg	Public Opinion		18,707		1869	1971	(14)

South Carolina	Greenville	The Greenville News	90,493		122,031	1874	1995	(65)

South Dakota	Sioux Falls	Argus Leader	53,970		76,125	1881	1977	(32)

Tennessee	Clarksville	The Leaf-Chronicle	22,448		26,195	1808	1995	(66)
	Jackson	The Jackson Sun	35,300		40,898	1848	1985	(54)
	Nashville	The Tennessean	183,967		254,823	1812	1979	(45)

Texas	El Paso	El Paso Times	73,190		90,255	1879	1972	(25)

Utah	St. George	The Spectrum	22,345		23,357	1963	2000	(82)

Vermont	Burlington	The Burlington Free Press	49,469		59,306	1827	1971	(13)

Virginia	McLean	USA TODAY	2,238,174			1982	1982	(52)
	Staunton	The Daily News Leader	18,386		21,256	1904	1995	(67)

Washington	Bellingham	The Bellingham Herald	24,337		31,134	1890	1971	(21)
	Olympia	The Olympian	37,524		45,246	1889	1971	(19)

West Virginia	Huntington	The Herald-Dispatch	35,224		40,177	1909	1971	(22)

Wisconsin	Appleton	The Post-Crescent		52,789	69,672	1853	2000	(83)
	Fond du Lac	The Reporter		20,027	20,226	1870	2000	(84)
	Green Bay	Green Bay Press-Gazette	56,495		83,390	1915	1980	(46)
	Manitowoc	Herald Times Reporter		16,300	16,839	1898	2000	(85)
	Marshfield	Marshfield News-Herald		13,955		1927	2000	(86)
	Oshkosh	Oshkosh Northwestern	21,843		25,328	1868	2000	(87)
	Sheboygan	The Sheboygan Press		24,156	26,291	1907	2000	(88)
	Stevens Point	Stevens Point Journal		12,802		1873	2000	(89)
		Central Wisconsin Sunday			17,351
	Wausau	Wausau Daily Herald		22,741	29,849	1903	1980	(47)
	Wisconsin Rapids	Daily Tribune		13,438		1914	2000	(90)

NEWSPAPERS AND NEWSPAPER DIVISION (continued)

ARMY TIMES PUBLISHING CO.
Headquarters: Springfield, Va.
Advertising offices: New York; Chicago; Los Angeles; Detroit
Publications: Army Times, Navy Times, Marine Corps Times, Air Force Times, Federal Times, Defense News, Armed Forces Journal, ISRJournal, Training and Simulation Journal

NURSING SPECTRUM
Offices: Falls Church, Va. (serving Washington, D.C./Baltimore); Hoffman Estates, Ill. (serving Illinois and Indiana); Ft. Lauderdale, Fla. (serving Ft. Lauderdale and Tampa); King of Prussia, Pa. (serving Philadelphia and the Delaware Valley); Westbury, N.Y. (serving New York and New Jersey); Lexington, Mass. (serving New England states)

NON-DAILY PUBLICATIONS
Weekly, semi-weekly or monthly publications in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Juarez, Mexico

USA WEEKEND
Circulation 23.7 million in 598 newspapers
Headquarters: McLean, Va.
Advertising offices: Chicago; Detroit; Los Angeles; New York

GANNETT MEDIA TECHNOLOGIES INTERNATIONAL, Cincinnati, Ohio

GANNETT OFFSET
Headquarters: Springfield, Va.
Offset sites: Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; Springfield, Va.

GANNETT OFFSET MARKETING SERVICES GROUP
     Gannett Direct Marketing Services, Inc., Louisville, Ky.
     Gannett TeleMarketing, Inc.
     Headquarters: Springfield, Va.
     Operations: Cincinnati, Ohio; Columbia, Mo.; Louisville, Ky.; Nashville, Tenn.; Towson, Md.
     Telematch, Springfield, Va.

GANNETT RETAIL ADVERTISING GROUP, Chicago, Ill.

GANNETT SATELLITE INFORMATION NETWORK, McLean, Va.

GANNETT NEWS SERVICE
Headquarters: McLean, Va.
Bureau: Washington, D.C.
State bureaus: Albany, N.Y.; Baton Rouge, La.; Columbus, Ohio; Indianapolis, Ind.; Newark, N.J.; Sacramento, Calif.; Springfield, Ill.; Tallahassee, Fla.

USA TODAY
Headquarters: McLean, Va.
Print sites: Arlington, Texas; Atlanta; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Chicago; Columbia, S.C.; Fort Collins, Colo.; Fort Myers, Fla.; Gainesville, Ga.; Hattiesburg, Miss.; Kankakee, Ill.; Lansing, Mich.; Las Vegas, Nev.; Lawrence, Kan.; Mansfield, Ohio; Marin County, Calif.; Miramar, Fla.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Pasadena, Texas; Port Huron, Mich.; Raleigh, N.C.; Richmond, Ind.; Rockaway, N.J.; St. Cloud, Minn.; St. Louis; Salisbury, N.C.; Salt Lake City; San Bernardino, Calif.; Springfield, Va.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.

International print sites: Charleroi, Belgium; Frankfurt, Germany; Hong Kong; London, England; Milan, Italy

National offices: Atlanta; Boston; Buffalo; Charlotte; Chicago; Cincinnati; Cleveland; Columbus; Dallas; Denver; Detroit; Houston; Indianapolis; Kansas City; Las Vegas; Los Angeles; Miami; Milwaukee; Minneapolis; Nashville; New Orleans; New York; North New Jersey; Orlando; Philadelphia; Phoenix; Pittsburgh; San Francisco; Seattle; St. Louis; Washington, D.C.

International offices: Hong Kong; London, England; Paris, France; Singapore

Advertising offices: McLean, Va.; Atlanta; Chicago; Dallas; Detroit; London, England; Los Angeles; New York; San Francisco

USA TODAY SPORTS WEEKLY
Editorial offices: McLean, Va.
Advertising offices: Chicago; McLean, Va.; New York

USATODAY.COM, McLean, Va.

NEWSQUEST PLC

Daily newspapers

			Circulation			Joined
City	Newspaper	Morning	Afternoon	Saturday	Founded	Gannett

Basildon	Evening Echo		38,834		1969	1999
Blackburn	Lancashire Evening Telegraph		38,826	33,500	1886	1999
Bolton	Bolton Evening News		36,885	28,813	1867	1999
Bournemouth	Daily Echo		37,939*		1900	2000
Bradford	Telegraph & Argus		49,159	47,067	1868	1999
Brighton	The Argus		46,048	43,530	1880	1999
Colchester	Evening Gazette		27,010		1970	1999
Darlington	The Northern Echo	60,830*			1870	1999
Newport	South Wales Argus		30,715	26,559	1892	2000
Oxford	Oxford Mail		29,570	27,598	1928	1999
Southampton	Southern Daily Echo		46,725*		1888	2000
Swindon	Evening Advertiser		24,490	20,691	1854	1999
Weymouth	Dorset Echo		20,893*		1921	2000
Worcester	Worcester Evening News		21,824	18,625	1937	1999
York	Evening Press		41,875*		1882	1999

* Monday-Saturday inclusive

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South Wales, South West, Yorkshire

BROADCASTING

Television stations

				Weekly		Joined
State	City	Station	Channel/Network	Audience(a)	Founded	Gannett

Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b)	1970	1997
	Kingman	KMOH-TV	Channel 6/NBC	(b)	1988	1997
	Phoenix	KPNX-TV	Channel 12/NBC	1,262,000	1953	1979
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	412,000	1955	1994
California	Sacramento	KXTV-TV	Channel 10/ABC	1,052,000	1955	1999
Colorado	Denver	KUSA-TV	Channel 9/NBC	1,266,000	1952	1979
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,929,000	1949	1986
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	392,000	1989	2000
		WTLV-TV	Channel 12/NBC	480,000	1957	1988
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,290,000	1965	1996
Georgia	Atlanta	WXIA-TV	Channel 11/NBC	1,684,000	1948	1979
	Macon	WMAZ-TV	Channel 13/CBS	216,000	1953	1995
Maine	Bangor	WLBZ-TV	Channel 2/NBC	125,000	1954	1998
	Portland	WCSH-TV	Channel 6/NBC	363,000	1953	1998
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	401,000	1962	1997
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,406,000	1953	1983
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,080,000	1947	1995
New York	Buffalo	WGRZ-TV	Channel 2/NBC	534,000	1954	1997
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	583,000	1949	1988
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,343,000	1948	1995
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	274,000	1953	1998
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	461,000	1956	1995

(a)  Weekly audience is number of TV households reached, according to the November 2002 Nielsen book.
(b)  Audience numbers fall below minimum reporting standards.

GANNETT ON THE NET

News and information about Gannett is available on our Web site, www.gannett.com. In addition to news and other information about our company, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.

     The following Gannett properties also offer online services or informational sites on the Internet:

Gannett Corporate

Gannett Co., Inc.	www.gannett.com

Newspapers and Newspaper Division

USA TODAY	www.usatoday.com
USA WEEKEND	www.usaweekend.com
Alexandria (La.) Daily Town Talk	www.thetowntalk.com
The Post-Crescent, Appleton, Wis	www.wisinfo.com/postcrescent
Asbury Park (N.J.) Press	www.app.com
Asheville (N.C.) Citizen-Times	www.citizen-times.com
Battle Creek (Mich.) Enquirer	www.battlecreekenquirer.com
The Bellingham (Wash.) Herald	www.bellinghamherald.com
Press & Sun-Bulletin, Binghamton, N.Y	www.pressconnects.com
The Idaho Statesman, Boise	www.idahostatesman.com
Telegraph-Forum, Bucyrus, Ohio	www.bucyrustelegraphforum.com
FLORIDA TODAY, Brevard County	www.floridatoday.com
Courier News, Bridgewater, N.J	www.c-n.com
The Burlington (Vt.) Free Press	www.burlingtonfreepress.com
Public Opinion, Chambersburg, Pa	www.publicopiniononline.com
Courier-Post, Cherry Hill, N.J	www.courierpostonline.com
Chillicothe (Ohio) Gazette	www.chillicothegazette.com
The Cincinnati Enquirer	www.cincinnati.com
The Leaf-Chronicle, Clarksville, Tenn	www.theleafchronicle.com
Coshocton (Ohio) Tribune	www.coshoctontribune.com
The Des Moines Register	DesMoinesRegister.com
The Detroit News	detnews.com
Home News Tribune, East Brunswick, N.J	www.thnt.com
Star-Gazette, Elmira, N.Y	www.star-gazette.com
El Paso (Texas) Times	www.elpasotimes.com
The Reporter, Fond du Lac, Wis	www.wisinfo.com/thereporter
Fort Collins Coloradoan	www.coloradoan.com
The News-Press, Fort Myers, Fla	www.news-press.com
The News-Messenger, Fremont, Ohio	www.thenews-messenger.com
The Times, Gainesville, Ga	www.gainesvilletimes.com
Great Falls (Mont.) Tribune	www.greatfallstribune.com
Green Bay (Wis.) Press-Gazette	www.greenbaypressgazette.com
The Greenville (S.C.) News	greenvilleonline.com
Pacific Daily News, Hagatna, Guam	www.guampdn.com
Hattiesburg (Miss.) American	www.hattiesburgamerican.com
The Honolulu Advertiser	www.honoluluadvertiser.com
The Herald-Dispatch, Huntington, W.Va	www.hdonline.com
The Indianapolis Star	www.indystar.com
Iowa City (Iowa) Press-Citizen	www.press-citizen.com
The Ithaca (N.Y.) Journal	www.theithacajournal.com
The Clarion-Ledger, Jackson, Miss	www.clarionledger.com
The Jackson (Tenn.) Sun	www.jacksonsun.com
Journal and Courier, Lafayette, Ind	www.jconline.com
The Daily Advertiser, Lafayette, La	www.theadvertiser.com
Lancaster (Ohio) Eagle-Gazette	www.lancastereaglegazette.com
Lansing (Mich.) State Journal	www.lansingstatejournal.com
The Courier-Journal, Louisville, Ky	www.courier-journal.com
Herald Times Reporter, Manitowoc, Wis	www.wisinfo.com/heraldtimes
News Journal, Mansfield, Ohio	www.mansfieldnewsjournal.com
Chronicle-Tribune, Marion, Ind	www.chronicle-tribune.com
The Marion (Ohio) Star	www.marionstar.com
Marshfield (Wis.) News-Herald	www.wisinfo.com/newsherald
The News-Star, Monroe, La	www.thenewsstar.com
The Montgomery (Ala.) Advertiser	www.montgomeryadvertiser.com
Daily Record, Morristown, N.J	www.dailyrecord.com
The Baxter Bulletin, Mountain Home, Ark	www.baxterbulletin.com
The Star Press, Muncie, Ind	www.thestarpress.com
The Tennessean, Nashville	www.tennessean.com
The Advocate, Newark, Ohio	www.newarkadvocate.com
Newspaper Network of Central Ohio	www.centralohio.com
Norwich (Conn.) Bulletin	www.norwichbulletin.com
The Olympian, Olympia, Wash	www.theolympian.com
Daily World, Opelousas, La	www.dailyworld.com
Oshkosh (Wis.) Northwestern	www.wisinfo.com/northwestern
The Desert Sun, Palm Springs, Calif	www.thedesertsun.com
Pensacola (Fla.) News Journal	www.PensacolaNewsJournal.com
The Arizona Republic, Phoenix	www.azcentral.com
News Herald, Port Clinton, Ohio	www.portclintonnewsherald.com
Times Herald, Port Huron, Mich	www.thetimesherald.com
Poughkeepsie (N.Y.) Journal	www.poughkeepsiejournal.com
Reno (Nev.) Gazette-Journal	www.rgj.com
Palladium-Item, Richmond, Ind	www.pal-item.com
Rochester (N.Y.) Democrat and Chronicle	www.DemocratandChronicle.com
Rockford (Ill.) Register Star	www.rrstar.com
Statesman Journal, Salem, Ore	www.statesmanjournal.com
The Californian, Salinas	www.californianonline.com
The Daily Times, Salisbury, Md	www.delmarvanow.com
The Sheboygan (Wis.) Press	www.wisinfo.com/sheboyganpress
Argus Leader, Sioux Falls, S.D	www.argusleader.com
St. Cloud (Minn.) Times	www.sctimes.com
The Spectrum, St. George, Utah	www.thespectrum.com
The Times, Shreveport, La	www.shreveporttimes.com
Springfield (Mo.) News-Leader	www.springfieldnewsleader.com
The Daily News Leader, Staunton, Va	www.newsleader.com
Stevens Point (Wis.) Journal	www.wisinfo.com/journal
Tucson (Ariz.) Citizen	www.tucsoncitizen.com
Tulare (Calif.) Advance-Register	www.tulareadvanceregister.com
Observer-Dispatch, Utica, N.Y	www.uticaod.com
The Daily Journal, Vineland, N.J	www.thedailyjournal.com
Visalia (Calif.) Times-Delta	www.visaliatimesdelta.com
Wausau (Wis.) Daily Herald	www.wausaudailyherald.com
The Journal News, Westchester County, N.Y	www.nyjournalnews.com
The News Journal, Wilmington, Del	www.delawareonline.com
The Daily Tribune, Wisconsin Rapids, Wis	www.wisinfo.com/dailytribune
Times Recorder, Zanesville, Ohio	www.zanesvilletimesrecorder.com
Army Times	www.armytimes.com
Navy Times	www.navytimes.com
Marine Corps Times	www.marinetimes.com
Air Force Times	www.airforcetimes.com
Federal Times	www.federaltimes.com
Defense News	www.defensenews.com
Military City	www.militarycity.com
Nursing Spectrum	www.nursingspectrum.com
Gannett Offset	www.gannettoffset.com
Gannett Direct Marketing Services	www.gdms.com
Gannett Media Technologies International	www.gmti.com

Newsquest PLC

Newsquest Media Group	www.newsquest.co.uk
Evening Echo, Basildon	www.thisisessex.co.uk
Lancashire Evening Telegraph, Blackburn	www.thisislancashire.co.uk
Bolton Evening News, Bolton	www.thisisbolton.co.uk
Daily Echo, Bournemouth	www.thisisdorset.net
Telegraph & Argus, Bradford	www.thisisbradford.co.uk
The Argus, Brighton	www.thisisbrightonandhove.co.uk
Evening Gazette, Colchester	www.thisisessex.co.uk
The Northern Echo, Darlington	www.thisisthenortheast.co.uk
South Wales Argus, Newport	www.thisisgwent.co.uk
Oxford Mail, Oxford	www.thisisoxfordshire.co.uk
Southern Daily Echo, Southampton	www.thisishampshire.net
Evening Advertiser, Swindon	www.thisiswiltshire.co.uk
Dorset Echo, Weymouth	www.thisisdorset.net
Worcester Evening News, Worcester	www.thisisworcestershire.co.uk
Evening Press, York	www.thisisyork.co.uk

Broadcasting

WXIA-TV, Atlanta	www.11alive.com
WLBZ-TV, Bangor, Maine	www.wlbz.com
WGRZ-TV, Buffalo, N.Y	www.wgrz.com
WKYC-TV, Cleveland, Ohio	www.wkyc.com
WLTX-TV, Columbia, S.C	www.wltx.com
KUSA-TV, Denver	www.9news.com
WZZM-TV, Grand Rapids-Kalamazoo- Battle Creek, Mich	www.wzzm13.com
WFMY-TV, Greensboro, N.C	www.wfmynews2.com
WTLV-TV/WJXX-TV, Jacksonville, Fla	www.firstcoastnews.com
WBIR-TV, Knoxville, Tenn	www.wbir.com
KTHV-TV, Little Rock, Ark	www.kthv.com
WMAZ-TV, Macon, Ga	www.13wmaz.com
KARE-TV, Minneapolis-St. Paul	www.kare11.com
KPNX-TV, Phoenix, Ariz	www.12news.com
WCSH-TV, Portland, Maine	www.wcsh6.com
KXTV-TV, Sacramento, Calif	www.kxtv.com
KSDK-TV, St. Louis, Mo	www.ksdk.com
WTSP-TV, Tampa-St. Petersburg, Fla	www.wtsp.com
WUSA-TV, Washington, D.C	www.wusatv9.com

ITEM 2. PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 29, 2002, 15 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Five non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND and Nursing Spectrum are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In a few markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

     During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 23 of the company’s newspaper operations. Gannett continues to make significant investments in renovations of new facilities, where the investment improves the products for its readers and advertisers as well as productivity and operating efficiency. The company’s facilities are adequate for present operations.

Newspaper Publishing/United Kingdom

Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Its headquarters is in Morden, Surrey. Substantial additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 13.

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns transmitter sites in 19 locations and leases sites in eight others.

     During the past five years, new broadcasting facilities or substantial improvements to existing facilities were completed in Phoenix, Jacksonville, Knoxville, Columbia and Cleveland. Technical facility expansion to accommodate DTV was completed at 21 sites between 1998 and 2002. The last station facility is scheduled to be converted to DTV in 2003. The company’s broadcast facilities are adequate for present purposes.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns data processing facilities in nearby Maryland. Headquarters facilities are adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found on page 45 in Note 10 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In two such matters, the company’s liability could exceed $100,000.

     In July 2000, the state of New Jersey notified the Courier-Post that it was seeking to recover from the newspaper and other parties cleanup costs totaling approximately $1.9 million. These costs were allegedly expended by the New Jersey Department of Environmental Protection to clean up discharges of hazardous substances at the Noble Oil Company site at 30 Cramer Road, Tabernacle, Burlington County, N.J. To date, the Courier-Post has not made any payments to New Jersey in connection with this matter, and no estimate of the newspaper’s liability at the site is available.

     In September 1995, the Greenville (S.C.) News, along with other parties, entered into Administrative Order on Consent Number 95-26-C with the United States Environmental Protection Agency, which obligated the signatories to fund a Remedial Investigation/ Feasibility Study at the Aqua-Tech Environmental, Inc. Superfund Site five miles east of Greer, S.C. The Greenville News expects to be responsible for less than 1% of future cleanup costs; however, no estimate of such costs is available.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

     Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 26 of this Form 10-K.

Gannett Common stock prices

High-low range by quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High

1992	First	$21.13	$23.94
	Second	$20.75	$24.57
	Third	$21.94	$24.13
	Fourth	$23.00	$26.82

1993	First	$25.32	$27.69
	Second	$23.75	$27.38
	Third	$23.88	$25.69
	Fourth	$23.75	$29.07

1994	First	$26.69	$29.19
	Second	$25.32	$27.44
	Third	$24.19	$25.82
	Fourth	$23.38	$26.69

1995	First	$25.07	$27.50
	Second	$26.00	$27.88
	Third	$26.50	$27.75
	Fourth	$26.44	$32.19

1996	First	$29.63	$35.38
	Second	$32.25	$35.82
	Third	$32.00	$35.07
	Fourth	$34.75	$39.25

1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$68.22	$75.10	*

* Through March 10, 2003

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 1998 through 2002 is contained under the heading “Selected Financial Data” on pages 47-49 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent accountants. The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of reporting

Following is a discussion of the key factors that have affected the company’s business over the last three fiscal years. This commentary should be read in conjunction with the company’s financial statements, Selected Financial Data and the remainder of this Form 10-K.

     Critical accounting policies and the use of estimates: The company prepares its financial statements in accordance with generally accepted accounting principles which require the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. The company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

     Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of business units. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources.

     Please refer to page 35 of this Form 10-K for a more complete discussion of all of the company’s significant accounting policies.

     The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2002 fiscal year ended on December 29, 2002. The company’s 2002 and 2001 fiscal years encompassed a 52-week period. The company’s 2000 fiscal year encompassed a 53-week period.

Business acquisitions, exchanges, dispositions and investments

2002

The company purchased several small non-daily publications in the U.S. and in the U.K., a commercial printing business in Wisconsin and a defense magazine in McLean, Va. These acquisitions, which had an aggregate purchase price of approximately $35 million, were accounted for under the purchase method of accounting. The company contributed its Vincennes (Ind.) Sun-Commercial newspaper to the Gannett Foundation in July 2002. The Gannett Foundation is a not-for-profit, private foundation that makes charitable awards in the communities in which Gannett operates its newspapers and television stations. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

     In October 2002, the company acquired a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources, for approximately $98 million.

     In December 2002, the company entered into an agreement to acquire the publishing business of Scottish Media Group plc (SMG) for approximately 216 million British pounds (U.S. $346 million). The SMG publishing business consists of three Scottish regional newspapers; eleven specialty consumer and business-to-business magazine titles; and an online advertising and content business. The acquisition is subject to the approval of the Secretary of State for Trade and Industry in the U.K. Closing is expected in the second quarter of 2003.

2001

During 2001, the company purchased the remaining 36% interest in WKYC-TV, Cleveland, that it did not previously own. Additionally, the company purchased several small non-daily publications in the U.S. and in the U.K. These acquisitions, which had an aggregate purchase price of approximately $186 million, were accounted for under the purchase method of accounting. The company contributed its Marietta (Ohio) Times newspaper to the Gannett Foundation in May 2001. The company sold its daily newspaper in Lansdale, Pa., in September 2001. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

2000

In June 2000, Gannett acquired the entire share capital of News Communications & Media plc (“Newscom”) for approximately 444 million British pounds (U.S. $702 million). Gannett also financed the repayment of Newscom’s existing debt.

     On July 21, 2000, the company acquired 19 daily newspapers as well as numerous weekly and niche publications from Thomson Newspapers Inc. for an aggregate purchase price of $1.036 billion.

     The company completed its acquisition of Central Newspapers, Inc. (“Central”), on Aug. 1, 2000, for an approximate cash purchase price of $2.6 billion. The company also retired Central’s existing debt of approximately $206 million.

     In March 2000, the company completed the acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Fla. Gannett continues to own and operate WTLV-TV, the NBC affiliate in Jacksonville.

     The aggregate purchase price, including liabilities assumed, for businesses and assets acquired in 2000, including Newscom, Thomson, Central, WJXX-TV and certain smaller newspaper publishing operations, totaled approximately $4.8 billion. The acquisitions were recorded under the purchase method of accounting.

     The sale of the assets of the company’s cable division for $2.7 billion was completed on Jan. 31, 2000. Upon closing, an after-tax gain of approximately $745 million or $2.77 per diluted share was recognized which, along with the cable segment operating results, is reported as discontinued operations in the company’s financial statements.

     In the fourth quarter of 2000, the company contributed the assets of its newspapers, the Marin Independent Journal and the Classified Gazette, to the California Newspapers Partnership (a partnership that currently includes 22 daily California newspapers) in exchange for an increased ownership interest in the partnership.

RESULTS OF CONTINUING OPERATIONS

Consolidated summary

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts

	2002	Change	2001	Change	2000	Change

Operating revenues	$6,422	2%	$6,300	2%	$6,184	22%
Operating expenses	$4,496	(5%)	$4,710	8%	$4,367	25%
Operating income	$1,926	21%	$1,590	(12%)	$1,817	16%
Income from continuing operations, as reported	$1,160	40%	$831	(15%)	$972	6%
Earnings per share from continuing operations, as reported
Basic	$4.35	39%	$3.14	(14%)	$3.65	11%
Diluted	$4.31	38%	$3.12	(14%)	$3.63	11%

A discussion of operating results of the company’s newspaper and broadcasting segments, along with other factors affecting net income, follows. Operating cash flow amounts presented with business segment information represent operating income plus depreciation and amortization of intangible assets. Such cash flow amounts vary from net cash flow from operating activities presented in the audited Consolidated Statements of Cash Flows because cash payments for interest and taxes are not reflected therein, nor are the cash flow effects of non-operating items and discontinued operations.

     At the beginning of 2002, the company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142 or the “Statement”) “Goodwill and Other Intangible Assets,” which has a material impact on comparisons of 2002 reported results of operations with 2001 and 2000. If the Statement had been adopted at the beginning of 2000, defined as “comparable basis,” income from continuing operations and earnings per share amounts would have been as follows:

In millions of dollars, except per share amounts

	2002	2001	2000

Income from continuing operations, as reported	$1,160	$831	$972
Add back: goodwill amortization, net of tax		216	160

Adjusted income from continuing operations	$1,160	$1,047	$1,132

Earnings per share from continuing operations, as reported
Basic	$4.35	$3.14	$3.65
Add back: goodwill amortization, net of tax		.81	.60

Adjusted earnings per basic share from continuing operations	$4.35	$3.95	$4.25

Earnings per share from continuing operations, as reported
Diluted	$4.31	$3.12	$3.63
Add back: goodwill amortization, net of tax		.80	.59

Adjusted earnings per diluted share from continuing operations	$4.31	$3.92	$4.22

     In the following discussions of newspaper and broadcasting results, the effect of this accounting change has been analyzed further. Note 3 to the consolidated financial statements also provides information on the new accounting principle.

Newspapers

In addition to its domestic local newspapers, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the United Kingdom, and Gannett Offset commercial printing. The newspaper segment in 2002 contributed 88% of the company’s revenues and 84% of its operating income.

     The reported financial results of the newspaper segment for 2002 were materially impacted by three principal factors. Results were favorably affected by the adoption of SFAS No. 142. In addition, newsprint expense decreased 19%, due to significantly lower prices, which on average were down 20%. Advertising revenue, however, particularly classified employment advertising, continued to be soft at most domestic newspapers in 2002, particularly in the first half of the year.

Newspaper operating results were as follows:

In millions of dollars

	2002	Change	2001	Change	2000	Change

Revenues	$5,651	—	$5,637	4%	$5,395	24%
Expenses	$4,035	(5%)	$4,236	9%	$3,873	27%
Operating income	$1,616	15%	$1,401	(8%)	$1,522	18%
Operating cash flow	$1,797	2%	$1,770	(3%)	$1,825	22%

     Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 21%, respectively, of total newspaper revenues in 2002. Ad revenues also include those derived from advertising placed with newspaper Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses and also include earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson. The table below presents these components of reported revenues for the last three years.

Newspaper operating revenues, in millions of dollars

	2002	Change	2001	Change	2000	Change

Advertising	$4,123	—	$4,120	4%	$3,973	28%
Circulation	$1,182	(1%)	$1,188	10%	$1,083	15%
Commercial printing and other	$346	5%	$329	(3%)	$339	21%

Total	$5,651	—	$5,637	4%	$5,395	24%

     The table below presents the components of reported advertising revenues for the last three years.

Advertising revenues, in millions of dollars

	2002	Change	2001	Change	2000	Change

Local	$1,761	1%	$1,750	9%	$1,600	19%
National	$678	(1%)	$687	(9%)	$758	27%
Classified	$1,684	—	$1,683	4%	$1,615	38%
Total ad revenue	$4,123	—	$4,120	4%	$3,973	28%

     Reported advertising revenues in total for 2002 were even with year earlier amounts, reflecting a continued soft advertising environment. A higher foreign exchange rate for Newsquest operations favorably impacted revenue comparisons. The advertising environment was more positive in the last half of 2002 however, and all categories of advertising revenue during that period increased over 2001.

     In the tables that follow, newspaper advertising linage, circulation volume statistics and related revenue results are presented on a pro forma basis. Pro forma basis means that these results are presented as if all properties owned at the end of 2002 were owned throughout the periods presented.

     For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts below, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however.

Advertising revenues, in millions of dollars (pro forma)

	2002	Change	2001	Change	2000	Change

Local	$1,762	1%	$1,748	(4%)	$1,822	(1%)
National	$677	(1%)	$686	(15%)	$804	18%
Classified	$1,685	—	$1,681	(8%)	$1,835	7%
Total ad revenue	$4,124	—	$4,115	(8%)	$4,461	5%

Advertising linage, in millions of inches, and preprint distribution (pro forma)

	2002	Change	2001	Change	2000	Change

Local	37.9	(1%)	38.1	(7%)	41.0	(1%)
National	3.8	6%	3.6	(14%)	4.2	8%
Classified	55.8	5%	52.9	(4%)	55.1	6%
Total Run-of-Press	97.5	3%	94.6	(6%)	100.3	3%
Preprint distribution (millions)	10,402	6%	9,804	(3%)	10,107	9%

     Reported and pro forma local ad revenues were up 1% in 2002 with linage down 1%. Ad spending by some of the largest retailers continued to be soft in 2002, reflecting closings and consolidations in an uncertain U.S. economy. Local revenue benefited however, from revenue gains from small- and medium-sized advertisers and new product developments.

     Reported and pro forma national ad revenues were down 1% with pro forma linage up 6%. National revenues at USA TODAY were down 6%, adversely affected by diminished demand for financial- and technology-related advertising and lower travel-related advertising. Travel-related advertising was stronger, however, during the last half of 2002.

     Reported and pro forma classified revenues in 2002 increased slightly and pro forma linage increased by 5%. This reflects higher automotive and real estate advertising partially offset by lower revenues from classified employment advertising. Employment advertising comparisons however improved in the last half of 2002.

     Advertising and other revenue from Internet activities for the newspaper segment totaled approximately $86 million in 2002, $69 million in 2001 and $62 million in 2000. The company has Web sites at most of its newspapers and other operating properties within the newspaper segment.

Newspaper advertising revenues in millions, as reported.

98	$2773
99	$3115
00	$3973
01	$4120
02	$4123

     Looking to 2003, modest ad revenue and volume growth are anticipated in most categories and in most newspaper markets. New products are being developed throughout the newspaper group and added resources are planned for sales and marketing initiatives. Some markets will also increase prices for certain ad products. Revenue results for 2003 will of course be affected by the general economic performance in the U.S. and the U.K., consumer confidence and the geopolitical environment.

     Reported 2002 newspaper circulation revenues decreased $6 million or less than 1% in 2002. On a pro forma basis, circulation revenues also declined less than 1%.

     For local newspapers, morning circulation accounts for approximately 80% of total daily volume, while evening circulation accounts for 20%. On a pro forma basis, local morning and Sunday circulation volumes declined about 1% and evening circulation declined 2% from 2001. Selected circulation price increases were implemented in 2002 at certain newspapers.

     USA TODAY’s average daily circulation for 2002 declined less than 1% to 2,238,174. USA TODAY reported an average daily paid circulation of 2,227,839 in the ABC Publisher’s Statement for the six months ended Sept. 30, 2002, a 1% decrease over the comparable period a year ago.

Newspaper circulation revenues in millions, as reported.

98	$ 937
99	$ 942
00	$1083
01	$1188
02	$1182

     The company expects modest circulation revenue growth at its newspaper properties in 2003 with circulation price increases planned at a number of newspapers.

Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)

	2002	Change	2001	Change	2000	Change

Local Newspapers
Morning	4,731	—	4,751	—	4,773	(1%)
Evening	1,205	(2%)	1,232	(2%)	1,263	(1%)
Total daily	5,936	(1%)	5,983	(1%)	6,036	(1%)
Sunday	6,976	(1%)	7,030	(2%)	7,146	(1%)

     Reported newspaper advertising revenues for 2001 were $147 million greater than in 2000, a 4% increase, while pro forma revenues presented above reflect an 8% decline. Reported newspaper ad revenues in 2001 are higher principally because of the major acquisitions in mid-2000. Pro forma revenues declined in all categories, reflecting a soft and very uncertain general U.S. economy which was worsened by the attacks of Sept. 11. In addition, both reported and pro forma newspaper revenue comparisons were negatively impacted by the additional 53rd week in 2000 and an overall decline in the exchange rate for sterling.

     Pro forma local ad revenues were down 4% in 2001 with linage down 7% for the full year. Ad spending by some of the largest retailers continued to decline in 2001, reflecting closings and consolidations. These revenue declines were partially offset by revenue increases from some small- and medium-sized advertisers through expanded sales and marketing efforts.

     Pro forma national ad revenues and linage were down 15% and 14%, respectively in 2001. Most of the national revenue loss was at USA TODAY, which reported a 22% decrease in revenues and a 24% decrease in linage. Advertising revenues at USA TODAY were adversely affected by the absence of year-earlier Olympics-related ad spending, lower demand by dot-com advertisers and significantly lower demand for travel-related advertising following the terrorist attacks.

     Pro forma classified revenues in 2001 decreased 8% on a 4% decrease in linage. Employment ad revenues fell 21% for the year as job market conditions in the U.S. continued to worsen. The company’s U.K. properties experienced stronger classified results than in the U.S., particularly in help-wanted. Advertising and other revenue from Internet activities for the newspaper segment totaled approximately $69 million in 2001.

     Newspaper circulation revenues rose $105 million or 10% in 2001, due to incremental circulation revenues from the 2000 acquisitions. On a pro forma basis, circulation revenues decreased 2% in 2001. For local newspapers, morning circulation accounted for approximately 79% of total daily volume, while evening circulation accounted for 21%. On a pro forma basis, local morning circulation was flat with 2000 while evening and Sunday circulation volumes declined 2%. Selected circulation price increases were implemented in 2001 at certain newspapers.

     USA TODAY’s average daily circulation for 2001 declined 1% to 2,255,348. USA TODAY reported an average daily paid circulation of 2,243,843 in the ABC Publisher’s Statement for the six months ended Sept. 30, 2001, a 1% decrease over the comparable period the previous year.

     Reported newspaper advertising revenues for 2000 were $858 million greater than in 1999, a 28% increase, while pro forma revenues presented above reflect a 5% increase. The variance in these two comparisons relates principally to the full year effect of the Newsquest acquisition in 1999 and the Newscom, Thomson and Central acquisitions in 2000. Reported and pro forma newspaper revenue comparisons were positively impacted by the additional 53rd week in 2000.

     Pro forma local ad revenues in 2000 were down 1% with linage down 1%. Ad spending by some of the largest retailers declined in 2000, reflecting closings and consolidations. These revenue declines were partially offset by revenue increases from small- and medium-sized advertisers.

     Pro forma national ad revenues for 2000 rose 18% with linage up 8%, driven principally by USA TODAY, which reported a 12% gain in revenues on an 8% linage gain. National ad revenue growth was also strong in Phoenix and at several other larger daily newspaper properties.

     Pro forma classified revenues in 2000 rose 7% on a 6% linage gain. Employment ad revenue gains were the strongest, followed by real estate and automotive. The continued strong economy throughout most of the year and tight labor market in the U.S. and the U.K. were key factors in these revenue gains.

     Newspaper circulation revenues rose $141 million or 15% in 2000, due to incremental circulation revenues from the 1999 and 2000 acquisitions. On a pro forma basis, circulation revenues increased 2% in 2000. For local newspapers, morning circulation accounted for approximately 79% of total daily volume, while evening circulation accounted for 21%. On a pro forma basis, local morning, evening and Sunday circulation volumes declined 1%. Selected circulation price increases were implemented in 2000 at certain newspapers.

     USA TODAY’s average daily circulation for 2000 rose 0.4% to 2,284,024. USA TODAY reported an average daily paid circulation of 2,257,774 in the ABC Publisher’s Statement for the six months ended Sept. 24, 2000, a 1% increase over the comparable period the previous year.

     Newspaper operating expense: Newspaper operating costs declined $201 million, or 5%, in 2002 mainly due to the decrease in goodwill amortization (see discussion of accounting change in Note 3 on page 38) and lower newsprint expense. On a comparable accounting basis for goodwill and intangible assets, newspaper operating costs declined $10 million or less than 1%. This reflects lower newsprint expense and cost controls, partially offset by increased pension and other employee benefit expenses, increased commercial printing volume and expense, and an increase in the average exchange rate for Sterling. Newsprint expense decreased 19%, due to significantly lower prices. Newsprint consumption increased about 1% for the year. Consumption in 2002 was tempered by the impact of web-width reductions implemented in 2001 and in 2002. Newspaper payroll costs were up 1% for the year.

     The following table details the impact of SFAS No. 142 on newspaper operating cost comparisons of 2002, 2001 and 2000.

Newspaper operating costs, in millions of dollars

	2002	Change	2001	Change	2000	Change

As reported	$4,035	(5%)	$4,236	9%	$3,873	27%
Impact of SFAS No. 142:
Less: goodwill amortization, pre-tax			(191)	39%	(137)	90%

Adjusted	$4,035	—	$4,045	8%	$3,736	26%

     For 2003, newsprint consumption for presently owned properties is expected to increase modestly, and average prices are expected to be slightly higher.

     Newspaper operating costs rose $363 million, or 9%, in 2001. The increase was primarily due to incremental costs from the 2000 acquisitions and higher newsprint prices, which were 10% higher on average over 2000. Cost control efforts at all newspaper properties continued and employee reductions were achieved at most properties. As a result, on a pro forma basis, overall operating costs decreased 4 percent. Newsprint expense decreased 2% in 2001, due to lower consumption partially offset by higher average newsprint prices. The consumption added from acquisitions was tempered by a large number of newspapers converting to the 50-inch web width during 2001 and 2000 and an overall decline in advertising demand. Payroll costs for newspaper operations rose 8% in 2001, primarily due to newly acquired properties.

     Newspaper operating costs rose $827 million, or 27%, in 2000. The increase was primarily due to incremental costs from the 1999 and 2000 acquisitions. Newsprint expense for the year, including the effect of acquisitions, was 20% higher in 2000. Both consumption and average newsprint prices were higher by 17% and 3%, respectively. The increase in consumption was tempered by a large number of newspapers converting to the 50-inch web width. Payroll costs for newspaper operations rose 26% in 2000, primarily due to newly acquired properties and the impact of the 53rd week in 2000.

     Newspaper operating income: Operating profit increased $215 million or 15% over 2001. On a comparable accounting basis reflecting the adoption of SFAS No. 142, operating income increased $24 million or 2%. The following table details the impact of SFAS No. 142 on newspaper operating income comparisons for 2002, 2001 and 2000.

Newspaper operating income, in millions of dollars

	2002	Change	2001	Change	2000	Change

As reported	$1,616	15%	$1,401	(8%)	$1,522	18%
Impact of SFAS No. 142:
Add back: goodwill amortization, pre-tax			191	39%	137	90%

Adjusted	$1,616	2%	$1,592	(4%)	1,659	22%

     The newspaper operating income improvement reflects lower newsprint expense partially offset by increased pension and other employee benefit expenses. Newsquest financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.50 for 2002, as compared to $1.44 for 2001, which had a positive impact on earnings.

     For 2003, newspaper operating profits are expected to show modest growth, reflecting revenue gains, but partially offset by higher newsprint, payroll and benefit costs.

     Operating profit decreased $121 million or 8% in 2001, due to declining advertising revenues and higher newsprint prices for U.S. newspapers. Most of the company’s domestic newspapers reported lower results in 2001.

     Newsquest operating income improved but financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.44 for 2001, as compared to $1.50 in 2000, which mitigated some of the earnings growth in the U.K.

     In 2000, operating profit rose $230 million or 18%. The increase was due largely to contributions from the Newsquest, Newscom, Thomson and Central acquisitions. However, many other U.S. local newspapers reported earnings gains as well.

Broadcasting

The company’s broadcasting operations at the end of 2002 included 22 television stations in markets reaching 17.7 percent of U.S. television homes.

     Over the last three years, reported broadcasting revenues, expenses, operating income and operating cash flows were as follows:

In millions of dollars

	2002	Change	2001	Change	2000	Change

Revenues	$771	16%	$663	(16%)	$789	8%
Expenses	$400	(3%)	$413	(4%)	$429	10%
Operating income	$371	48%	$250	(31%)	$360	7%
Operating cash flow	$397	25%	$317	(25%)	$425	6%

     Reported broadcast revenues rose $108 million or 16% for 2002. Revenues benefited from very strong political and issue advertising and revenues from the Winter Olympics in Salt Lake City, Utah, on the company’s NBC stations. Local and national advertising revenues increased 11% and 26%, respectively, over 2001. Political and issue advertising in key states contributed to the increase in broadcast revenues.

     Reported operating expenses declined $13 million, or 3%, in 2002 mainly due to the adoption of SFAS No. 142 and the resulting decrease in goodwill amortization expense. On a comparable accounting basis for goodwill and intangible assets, broadcast operating expenses increased $29 million or 8%. Broadcast payroll costs were 4% higher for the year, principally due to selling and marketing costs associated with higher revenue levels in 2002 and to increased pension and other employee benefit costs.

     The following table details the impact of SFAS No. 142 on broadcast operating cost comparisons of 2002, 2001 and 2000.

Broadcast operating costs, in millions of dollars

	2002	Change	2001	Change	2000	Change

As reported	$400	(3%)	$413	(4%)	$429	10%
Impact of SFAS No. 142:
Less: goodwill amortization, pre-tax			(42)	2%	(41)	8%

Adjusted	$400	8%	$371	(4%)	$388	10%

     For 2003, television revenue and earnings comparisons with 2002 levels will be challenging, as 2002 benefited significantly from political and issue advertising and the Winter Olympics. Broadcast results will of course be affected by the general economic performance in the U.S., consumer confidence and the geopolitical environment.

     Total broadcast revenues declined $126 million or 16% for 2001. The revenue decline reflected a generally soft broadcasting advertising environment and the absence of Olympic and political ad spending and the additional week in 2000. The third quarter of 2001 was also affected by several days of commercial-free coverage in the wake of the Sept. 11 attacks. The negative effects of Sept. 11 on advertising demand continued throughout the fourth quarter of 2001. Local and national advertising revenues decreased 10% and 25%, respectively, from 2000.

     Reported operating expenses for 2001 were down by 4% due to cost controls. Headcount reductions were made at most properties. Payroll expense decreased 3% in 2001.

     Total broadcast revenues rose $60 million or 8% for 2000. Revenues were bolstered by political and issue advertising, revenues from the Summer Olympics in Australia on our NBC stations and the impact of the 53rd week. Local and national advertising revenues increased 2% and 19%, respectively, over 1999. Political and issue advertising in key states contributed to the increase in national revenues.

     Reported operating expenses for broadcast were up 10% in 2000 due to the WJXX-TV acquisition and the full year impact of the 1999 Austin/Sacramento station exchange. On a pro forma basis, operating costs were up 7%. Pro forma payroll was up 6%.

Broadcasting revenues in millions, as reported.

98	$721
99	$729
00	$789
01	$663
02	$771

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars

	2002	Change	2001	Change	2000	Change

Cost of sales	$3,254	(1%)	$3,276	9%	$3,019	24%
Selling, general and admin. expenses	$1,019	3%	$990	2%	$972	23%
Depreciation	$215	6%	$202	4%	$195	15%
Amortization of intangible assets	$7	(97%)	$241	34%	$180	62%

     Cost of sales for 2002 decreased $22 million or 1%. This reflects significantly lower newsprint expense and cost controls partially offset by increased pension and other employee benefit expenses.

     SG&A increased $29 million or 3%, due primarily to increased advertising and promotion expenses at newspapers and broadcast stations.

     Depreciation expense increased 6% primarily due to the new USATODAYand Corporate headquarters facility, completed in the fourth quarter of 2001.

     Amortization expense decreased $234 million due to the adoption of SFAS No. 142 (see discussion of accounting change on page 18).

     For 2003, the company expects employee benefit costs to rise significantly. Medical costs are expected to increase along with the very high rate of medical cost inflation currently being experienced throughout the U.S. Pension costs are expected to rise as well.

     Over the last two years the company’s retirement plan assets have declined in market value, paralleling the trend in the principal equity and other investment markets in the U.S. and overseas. To compensate for this decline in pension plan market value, the company made tax-deductible contributions to the Gannett Retirement Plan, its principal domestic qualified plan, of $330 million and $300 million, in December 2002 and December 2001, respectively. At the end of 2002, the Gannett Retirement Plan and the company’s plans in the U.K. were fully funded on an Accumulated Benefit Obligation measurement basis.

     For 2003, pension costs are expected to be approximately $50 million greater than in 2002. This reflects the use of a lower discount rate to value plan liabilities at the end of 2002, 6.75%, down from 7.25% at the end of 2001. The company will also lower its expected rate of return on plan assets from 9.5% used for its 2002 expense valuation to 8.75% for 2003.

     For further information regarding the company’s retirement plan, see Note 6 to the Financial Statements, beginning on page 40 of this report.

     Cost of sales for 2001 increased $257 million or 9%, reflecting the full-year effect of the Newscom, Thomson and Central acquisitions, and higher average newsprint prices which were up 10%. These cost increases were tempered by cost controls and the absence of a 53rd week in 2001. SG&A increased $18 million or 2%, due primarily to the acquisitions completed in 2000.

     Depreciation expense increased 4% in 2001 and amortization of intangibles increased 34%, primarily due to businesses acquired in 2000.

     Cost of sales for 2000 was up $588 million or 24%, reflecting the full-year effect of the 1999 Newsquest acquisition, increased costs from the Newscom, Thomson and Central acquisitions and the impact of an extra week in 2000 over 1999. Newsprint expense increased 20% due primarily to a 17% increase in consumption, principally from acquisitions. Average newsprint prices increased 3% compared to 1999.

     SG&A was up 23% for 2000 also due primarily to new businesses acquired in 1999 and 2000 and the extra week in 2000.

     Depreciation expense increased 15% during 2000 as a result of the Newsquest, Newscom, Thomson and Central acquisitions. Likewise, amortization of intangibles rose $69 million or 62% due mainly to the 2000 acquisitions.

     Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2002	2001	2000

Payroll and employee benefits	47.6%	43.7%	44.1%
Newsprint and other production material	16.7%	18.5%	18.3%

Non-operating income and expense

Interest expense in 2002 decreased $75 million due to significantly lower interest rates and lower debt levels. Most of the company’s debt is in commercial paper for which the daily average outstanding balance was $3.1 billion during 2002 and $5.2 billion during 2001. The weighted average interest rate on commercial paper was 1.8% for 2002 and 4.1% for 2001.

     The company reduced its commercial paper borrowings by $2.3 billion during 2002. In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes. These notes consist of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay down commercial paper borrowings.

     The company’s average borrowing rates are expected to be slightly higher in 2003.

     Interest expense in 2001 rose $3 million to approximately $222 million. Most of the company’s debt was in commercial paper for which the daily average outstanding balance was $5.2 billion during 2001 and $3.1 billion during 2000. The weighted average interest rate for commercial paper was 4.1% for 2001 and 6.5% for 2000. The decrease in the average interest rates almost entirely offset the increase in interest expense from the commercial paper borrowings to fund the Newscom acquisition in June 2000, the Thomson and Central acquisitions in the third quarter of 2000 and share repurchases in 2000. The company reduced its commercial paper balance by $528 million during 2001.

     Interest expense in 2000 increased $125 million due to significant commercial paper borrowings to fund the 1999 and 2000 acquisitions and share repurchases. Higher interest rates in 2000, particularly in the second half of the year, also contributed to the increase. The increase, however, was tempered by the pay down of commercial paper borrowings from the net proceeds on the sale of the cable business in the first quarter of 2000 and from operating cash flows. Interest income in 2000 increased $21 million over 1999 due primarily to interest earned on marketable securities from cable sale proceeds in the first half of the year.

     In all years shown, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses.

Provision for income taxes

The company’s effective income tax rate for continuing operations was 34.3% in 2002, 39.4% in 2001 and 39.6% in 2000. The decrease in 2002’s rate is due to the adoption of SFAS No. 142 (see discussion on page 18). Further, the decrease in the effective tax rate each year reflects generally lower state taxes and lower taxes related to foreign operations. The company does not expect its effective rate to change significantly in 2003 from 2002.

Income from continuing operations

In 2002, the company reported income from continuing operations of $1.160 billion or $4.31 per diluted share, up 40% and 38%, respectively. Operating income from newspapers and broadcasting was higher in 2002 both on a reported basis and on a comparable basis for SFAS No. 142. Net non-operating costs were lower, principally due to lower interest expense.

     In 2001, the company reported income from continuing operations of $831 million or $3.12 per diluted share. Operating income from both business segments declined in 2001 and net non-operating costs were higher, principally because of greater interest expense.

     In 2000, the company reported income from continuing operations of $972 million or $3.63 per diluted share. The company’s operating income was $1.817 billion for the year, an increase of $254 million or 16%. Each of the company’s segments reported higher earnings for the year, with interest expense up $125 million over 1999.

Income from continuing operations, in millions.

98	$ 966*
99	$ 919*
00	$ 972
01	$ 831
02	$1160
* Includes net non-recurring gains from sale/exchange of businesses totaling approximately $184 million and $33 million, in 1998 and 1999, respectively.

Discontinued operations

As part of the Multimedia purchase in 1995, the company acquired cable television operations. On Jan. 31, 2000, the company completed the sale of its cable division for $2.7 billion. Upon closing, an after-tax gain of approximately $745 million or $2.77 per diluted share was recognized, which, along with the cable segment operating results, are reported as discontinued operations in the company’s financial statements.

     After-tax earnings from the cable business for the period it was owned, up to the date of sale, are also reported as income from discontinued operations and amounted to $2.4 million or $.01 per diluted share in 2000.

Net income

The company reported net income of $1.16 billion or $4.31 per diluted share in 2002.

     Average diluted shares outstanding for 2002 totaled 269,286,000, compared to 266,833,000 in 2001. Basic shares totaled 266,885,000 for 2002 and 264,821,000 for 2001.

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was over $1 billion in 2002, reflecting strong newspaper and television results and lower interest payments. Operating expenditures included a $330 million tax deductible contribution to the Gannett Retirement Plan in late 2002, reflected on the balance sheet in investments and other assets. Cash used by the company for investing activities totaled $386 million, primarily reflecting capital spending of $275 million, $98 million to acquire an interest in CareerBuilder, and $35 million for several acquisitions. Cash used by the company for financing activities totaled $702 million in 2002, reflecting the pay down of debt of $539 million and dividends paid of $248 million, offset by proceeds from the exercise of stock options.

     In the discussion that follows, the term “operating cash flow” is used and is defined as operating income plus depreciation and amortization of intangible assets. Such cash flow amounts vary from net cash flow from operating activities determined in accordance with generally accepted accounting principles and presented in the Consolidated Statements of Cash Flows because cash payments for interest and taxes are not reflected therein, nor are the cash flow effects of non-operating items. Such operating cash flow amounts are discussed herein and presented along with the business segment information because they are used by the company as an important measure of the financial strength of the company’s operations.

     The company’s consolidated operating cash flow totaled $2.149 billion in 2002 compared to $2.034 billion in 2001 and $2.193 billion in 2000. The 6% increase in operating cash flow for 2002 reflects the increase in earnings for newspapers and television. The table below presents operating cash flow as a percent of revenue over the last 5 years.

Operating cash flow, as a percent of revenue.

98	35.0
99	36.4
00	35.5
01	32.3
02	33.5

     Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2002	2001	2000

Current ratio	1.2-to-1	1.0-to-1	1.1-to-1
Accounts receivable turnover	7.9	7.5	7.4
Newsprint inventory turnover	6.2	5.9	6.1

     The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

     The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-1 and P-1 by Standard &

Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A by Standard & Poor’s and A2 by Moody’s Investors Service. The company has a shelf registration statement with the Securities and Exchange Commission under which up to $2.5 billion of additional debt securities may be issued. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts which may be raised through borrowings or the issuance of equity securities.

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 29, 2002	Dec. 30, 2001

Unsecured promissory notes	$2,632,879	$4,932,813
Unsecured global notes	1,792,887	—
Other indebtedness	121,499	147,212

Total long-term debt	$4,547,265	$5,080,025

     The unsecured promissory notes at Dec. 29, 2002, were due from Jan. 2, 2003, to Jan. 24, 2003, with rates varying from 1.32% to 1.35%.

     The unsecured promissory notes at Dec. 30, 2001, were due from Jan. 3, 2002, to Feb. 1, 2002, with rates varying from 1.75% to 2.00%.

     The maximum amount of such promissory notes outstanding at the end of any period during 2002 and 2001 was $5.0 billion and $5.4 billion, respectively. The daily average outstanding balance was $3.1 billion during 2002 and $5.2 billion during 2001 and the weighted average interest rate on commercial paper was 1.8% for 2002 and 4.1% for 2001. The weighted average interest rate on all debt was 3.0% for 2002 and 4.1% for 2001.

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

     Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with their acquisitions. The Newsquest and Newscom notes ($15.2 million and $89.5 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 29, 2002, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.4% at Dec. 29, 2002).

     In March 2002, the company canceled its $1.53 billion 364-day facility, which was part of an overall $3.06 billion revolving credit agreement. The facility was scheduled to expire in July 2002. The surviving part of the credit agreement consists of a $1.53 billion 5-year facility. That facility extends to July 2005.

     Concurrent with the cancellation of that 364-day facility, the company entered into a $2.775 billion revolving credit agreement which consists of a $1.41 billion 364-day facility which extends to March 2003, and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option. The company recently renewed and downsized the 364-day facility to $1.2 billion, and it now extends to March 2004, unless the term-out option is invoked. As a result of these two agreements, commercial paper is carried on the balance sheet as long-term debt.

     The company has revolving credit agreements for commercial paper backup and for general corporate purposes; therefore, the unsecured promissory notes and Newsquest and Newscom notes are classified as long-term debt.

     At Dec. 29, 2002, the company had $4.305 billion of credit available under two revolving credit agreements. At Dec. 30, 2001, the company had $6.06 billion of credit available under two revolving credit agreements.

     The commitment fee rates for the 2002 revolving credit agreement may range from .05% to .20%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 29, 2002, were .06% for the 364-day facility and .08% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The commitment fee rates for the $1.53 billion revolving credit agreement may range from .07% to .09%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 29, 2002, was .07% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be at .13% to .24% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The current revolving credit agreements contain restrictive provisions that require the maintenance of net worth of at least $2.5 billion and an interest coverage ratio of 3:1. At Dec. 29, 2002, and Dec. 30, 2001, net worth was $6.9 billion and $5.7 billion, respectively. Interest coverage ratio for the year ended Dec. 29, 2002, was 14:1.

     Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of future acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

     Approximate annual maturities of long-term debt, assuming that the company had used its $4.305 billion of revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2003	$—
2004	—
2005	1,867,085
2006	15,245
2007	2,150,279
Later years	514,656

Total	$4,547,265

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at Dec. 29, 2002, compared with a book value of $4.5 billion.

     At Dec. 29, 2002, and Dec. 30, 2001, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

     The company has a capital expenditure program (not including business acquisitions) of approximately $280 million planned for 2003, including approximately $73 million for land and buildings or renovation of existing facilities, $183 million for machinery and equipment, and $24 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2003 capital program will be funded from operating cash flow.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals $120 million held by Ponderay.

Capital stock

In 2000, the Board approved an authorization for the repurchase of up to an additional $1 billion in common stock, in addition to $258 million remaining from a prior authorization. During 2000, the company repurchased approximately 14.7 million shares for $967 million, leaving $291 million available for future repurchases at Dec. 29, 2002. The company currently has no plans to repurchase additional shares. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

     An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company.

     The company’s common stock outstanding at Dec. 29, 2002, totaled 267,909,686 shares, compared with 265,797,212 shares at Dec. 30, 2001.

Dividends

Dividends declared on common stock amounted to $251 million in 2002, compared with $238 million in 2001, reflecting an increase in the dividend rate and an increase in shares outstanding.

Dividends declared per share.

93	$.65
94	$.67
95	$.69
96	$.71
97	$.74
98	$.78
99	$.82
00	$.86
01	$.90
02	$.94

     On Oct. 1, 2002, the quarterly dividend was increased from $.23 to $.24 per share.

Cash dividends		Payment date	Per share

2002	4th Quarter	Jan. 2, 2003	$.24
	3rd Quarter	Oct. 1, 2002	$.24
	2nd Quarter	July 1, 2002	$.23
	1st Quarter	April 1, 2002	$.23

2001	4th Quarter	Jan. 2, 2002	$.23
	3rd Quarter	Oct. 1, 2001	$.23
	2nd Quarter	July 2, 2001	$.22
	1st Quarter	April 2, 2001	$.22

Effects of inflation and changing prices and other matters

The company’s results of operations and financial condition have not been significantly affected by inflation and changing prices. In both of its principal businesses, subject to normal competitive conditions, the company generally has been able to pass along rising costs through increased selling prices. Further, the effects of inflation and changing prices on the company’s property, plant and equipment and related depreciation expense have been reduced as a result of an ongoing capital expenditure program and the availability of replacement assets with improved technology and efficiency.

     The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related to Newsquest and reported as part of shareholders’ equity, totaled $56 million at Dec. 29, 2002. This reflects an overall strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 29, 2002, exchange rate of $1.60. Refer to Item 7A on page 27 for additional detail.

     New accounting pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. There was no material effect upon adoption of SFAS No. 141. Refer to Note 3 for the disclosures relating to the adoption of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, and redefines the reporting of discontinued operations. The company adopted SFAS No. 144 on Dec. 31, 2001. There was no material effect upon adoption of this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after Dec. 31, 2002. The company does not believe adoption of the statement will have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The company’s disclosure already conformed to requirements of this interpretation.

Reclassifications

At the end of 2002, certain immaterial charges relating to sales promotions have been reclassified from cost of sales and operating expenses to a reduction of circulation revenue; the reclassification had no effect on operating income or net income for any period. Circulation revenue and cost of sales amounts in prior years have been reclassified to conform to the 2002 presentation.

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K contain forward-looking information. The words “expect,” “intend,” “believe,” “anticipate,” “likely,” “will” and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

     Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for 2002 would have decreased approximately 2%.

     Because the company has $2.6 billion in commercial paper obligations outstanding at Dec. 29, 2002, that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.2 million, respectively.

     Refer to page 26 for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS
Report of Independent Accountants	29
Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	30
Consolidated Statements of Income for each of the three fiscal years in the period ended December 29, 2002	32
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 29, 2002	33
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended December 29, 2002	34
Notes to Consolidated Financial Statements	35

SUPPLEMENTARY DATA
Quarterly Statements of Income (Unaudited)	50

FINANCIAL STATEMENT SCHEDULE
Financial Statement Schedule for each of the three fiscal years in the period ended December 29, 2002 Schedule II — Valuation and Qualifying Accounts and Reserves*	51

OTHER INFORMATION
Management’s Responsibility for Financial Statements	29
Selected Financial Data	47

* All other schedules described under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Gannett Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gannett Co., Inc. and its subsidiaries at Dec. 29, 2002 and Dec. 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3, effective at the beginning of 2002 the company adopted Statement of Financial Accounting Standards No. 142, and, accordingly, changed its method of accounting for goodwill and other intangible assets.

PricewaterhouseCoopers LLP

McLean, Virginia
February 6, 2003

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of the company has prepared and is responsible for the consolidated financial statements and related financial information included in this report. These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements necessarily include amounts determined using management’s best judgments and estimates.

     The company’s accounting and other control systems provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the company. Underlying the concept of reasonable assurance is the premise that the cost of control not exceed the benefit derived. Management believes that the company’s accounting and other control systems appropriately recognize this cost/benefit relationship.

     The company’s independent accountants, PricewaterhouseCoopers LLP, provide an independent assessment of the degree to which management meets its responsibility for fairness in financial reporting. They regularly evaluate the company’s system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the financial statements. The PricewaterhouseCoopers LLP report appears alongside.

     The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the company’s financial reports and accounting practices to ascertain that they are appropriate in the circumstances. The Audit Committee consists of four non-management directors, and meets to discuss audit and financial reporting matters with representatives of financial management, the internal auditors and the independent accountants. The internal auditors and the independent accountants have direct access to the Audit Committee to review the results of their examinations, the adequacy of internal accounting controls and the quality of financial reporting.

Douglas H. McCorkindale	Gracia C. Martore
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Assets	Dec. 29, 2002	Dec. 30, 2001

Current assets
Cash and cash equivalents	$90,374	$140,629
Trade receivables (less allowance for doubtful receivables of $36,610 and $39,138, respectively)	827,398	805,746
Other receivables	52,700	65,923
Inventories	101,189	104,848
Prepaid expenses	61,418	61,052

Total current assets	1,133,079	1,178,198

Property, plant and equipment
Land	240,515	237,485
Buildings and improvements	1,313,404	1,243,363
Machinery, equipment and fixtures	2,730,488	2,609,706
Construction in progress	138,360	116,520

Total	4,422,767	4,207,074
Less accumulated depreciation	(1,887,762)	(1,741,604)

Net property, plant and equipment	2,535,005	2,465,470

Intangible and other assets
Goodwill	8,822,299	8,578,025
Other intangible assets, less accumulated amortization of $10,993 and $3,666, respectively	98,807	106,334
Investments and other assets	1,143,824	768,074

Total intangible and other assets	10,064,930	9,452,433

Total assets	$13,733,014	$13,096,101

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Liabilities and shareholders' equity	Dec. 29, 2002	Dec. 30, 2001

Current liabilities
Accounts payable
Trade	$298,080	$320,280
Other	29,662	34,342
Accrued liabilities
Compensation	111,995	120,015
Interest	26,806	2,178
Other	149,072	112,900
Dividend payable	64,443	60,947
Income taxes	121,276	323,481
Deferred income	157,291	153,594

Total current liabilities	958,625	1,127,737

Deferred income taxes	678,541	503,397
Long-term debt	4,547,265	5,080,025
Postretirement medical and life insurance liabilities	378,855	409,052
Other long-term liabilities	257,933	239,968

Total liabilities	6,821,219	7,360,179

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none
Common stock, par value $1: Authorized, 800,000,000 shares:
Issued, 324,420,732 shares, as to both years	324,421	324,421
Additional paid-in capital	279,778	210,256
Retained earnings	8,498,015	7,589,069
Accumulated other comprehensive income (loss)	44,190	(103,287)

	9,146,404	8,020,459

Less Treasury stock, 56,511,046 shares and 58,623,520 shares, respectively, at cost	(2,231,557)	(2,275,737)
Deferred compensation related to ESOP	(3,052)	(8,800)

Total shareholders’ equity	6,911,795	5,735,922

Commitments and contingent liabilities (see Note 10)

Total liabilities and shareholders’ equity	$13,733,014	$13,096,101

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars
Fiscal year ended	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Net operating revenues
Newspaper advertising	$4,122,685	$4,119,773	$3,972,936
Newspaper circulation	1,182,103	1,188,467	1,082,759
Broadcasting	771,303	662,652	788,767
All other	346,158	328,714	339,624

Total	6,422,249	6,299,606	6,184,086

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	3,254,003	3,275,522	3,019,020
Selling, general and administrative expenses, exclusive of depreciation	1,019,493	990,472	971,895
Depreciation	215,117	202,456	195,428
Amortization of intangible assets	7,327	241,321	180,487

Total	4,495,940	4,709,771	4,366,830

Operating income	1,926,309	1,589,835	1,817,256

Non-operating income (expense)
Interest expense	(146,359)	(221,854)	(219,228)
Interest income	3,448	8,493	23,226
Other non-operating items	(18,870)	(5,877)	(12,414)

Total	(161,781)	(219,238)	(208,416)

Income before income taxes	1,764,528	1,370,597	1,608,840
Provision for income taxes	604,400	539,400	636,900

Income from continuing operations	1,160,128	831,197	971,940

Discontinued operations
Income from the operation of discontinued operations, net of income taxes of $1,598			2,437
Gain on sale of cable business, net of income taxes of $889,300			744,700

Net income	$1,160,128	$831,197	$1,719,077

Earnings per share — basic
Earnings from continuing operations	$4.35	$3.14	$3.65
Earnings from discontinued operations:
Discontinued operations, net of tax			.01
Gain on sale of cable business, net of tax			2.79

Net income per share — basic	$4.35	$3.14	$6.45

Earnings per share — diluted
Earnings from continuing operations	$4.31	$3.12	$3.63
Earnings from discontinued operations:
Discontinued operations, net of tax			.01
Gain on sale of cable business, net of tax			2.77

Net income per share — diluted	$4.31	$3.12	$6.41

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal year ended	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Cash flows from operating activities
Net income	$1,160,128	$831,197	$1,719,077
Adjustments to reconcile net income to operating cash flows
Discontinued operations, net of tax			(747,137)
Income taxes on sale of cable business			(889,300)
Depreciation	215,117	202,456	195,428
Amortization of intangibles	7,327	241,321	180,487
Deferred income taxes	175,144	228,568	(169,290)
Pension contributions, net of pension expense	(300,707)	(309,099)	(22,356)
Other, net, including gains on sales	(5,671)	(9,461)	(4,484)
(Increase) decrease in receivables	(16,783)	67,035	39,850
Decrease (increase) in inventories	3,647	22,457	(16,091)
(Decrease) increase in accounts payable	(15,869)	(103,195)	8,833
(Decrease) increase in interest and taxes payable	(155,299)	177,950	186,133
Change in other assets and liabilities, net	(35,334)	(30,232)	21,177

Net cash flow from operating activities	1,031,700	1,318,997	502,327

Cash flows from investing activities
Purchase of property, plant and equipment	(274,828)	(324,579)	(350,580)
Payments for acquisitions, net of cash acquired	(35,266)	(186,201)	(4,264,214)
Payments for investments	(126,270)	(63,791)	(93,979)
Proceeds from investments	45,262	21,154	15,448
Proceeds from sale of certain assets	5,450	38,539	2,714,362

Net cash used for investing activities	(385,652)	(514,878)	(1,978,963)

Cash flows from financing activities
Proceeds of unsecured global notes, net of debt issuance fees	1,786,687
(Payments of) proceeds from unsecured promissory notes and other indebtedness	(2,325,647)	(667,831)	2,799,161
Dividends paid	(247,721)	(235,472)	(228,391)
Cost of common shares repurchased			(967,242)
Proceeds from issuance of common stock	84,899	48,780	21,225

Net cash (used for) provided by financing activities	(701,782)	(854,523)	1,624,753

Effect of currency exchange rate change	5,479	(2,163)	(1,081)

(Decrease) increase in cash and cash equivalents	(50,255)	(52,567)	147,036
Balance of cash and cash equivalents at beginning of year	140,629	193,196	46,160

Balance of cash and cash equivalents at end of year	$90,374	$140,629	$193,196

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands of dollars
Fiscal years ended	Common			Accumulated		Deferred
December 31, 2000,	stock	Additional		other		compensation
December 30, 2001	$1 par	paid-in	Retained	comprehensive	Treasury	related
and December 29, 2002	value	capital	earnings	income (loss)	stock	to ESOP	Total

Balance: Dec. 26, 1999	$324,421	$153,267	$5,504,810	$25,377	$(1,359,263)	$(18,966)	$4,629,646

Net income, 2000			1,719,077				1,719,077
Foreign currency translation adjustment				(80,638)			(80,638)
Unrealized loss on securities, net of reclassification adjustments during the period, net of tax benefit of $7,041				(11,013)			(11,013)

Total comprehensive income							1,627,426

Dividends declared, 2000: $.86 per share			(228,212)				(228,212)
Treasury stock acquired					(967,242)		(967,242)
Stock options exercised		6,467			13,261		19,728
Stock issued under incentive plan		41			5,451		5,492
Tax benefit derived from stock incentive plans		10,940					10,940
Compensation expense related to ESOP						5,342	5,342
Tax benefit from ESOP			290				290

Balance: Dec. 31, 2000	$324,421	$170,715	$6,995,965	$(66,274)	$(2,307,793)	$(13,624)	$5,103,410

Net income, 2001			831,197				831,197
Foreign currency translation adjustment				(38,540)			(38,540)
Unrealized gain on securities, net of reclassification adjustments during the period, net of taxes of $933				1,527			1,527

Total comprehensive income							794,184

Dividends declared, 2001: $.90 per share			(238,301)				(238,301)
Stock options exercised		17,751			30,278		48,029
Stock issued under incentive plan		2,937			1,778		4,715
Tax benefit derived from stock incentive plans		18,853					18,853
Compensation expense related to ESOP						4,824	4,824
Tax benefit from ESOP			208				208

Balance: Dec. 30, 2001	$324,421	$210,256	$7,589,069	$(103,287)	$(2,275,737)	$(8,800)	$5,735,922

Net income, 2002			1,160,128				1,160,128
Foreign currency translation adjustment				160,896			160,896
Unrealized loss on securities, net of tax benefit of $1,548				(2,526)			(2,526)
Minimum pension liability adjustment, net of tax benefit of $6,676				(10,893)			(10,893)

Total comprehensive income							1,307,605

Dividends declared, 2002: $.94 per share			(251,217)				(251,217)
Stock options exercised		42,210			42,378		84,588
Stock issued under incentive plan		3,461			1,802		5,263
Tax benefit derived from stock incentive plans		23,851					23,851
Compensation expense related to ESOP						5,748	5,748
Tax benefit from ESOP			35				35

Balance: Dec. 29, 2002	$324,421	$279,778	$8,498,015	$44,190	$(2,231,557)	$(3,052)	$6,911,795

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2002 fiscal year ended on Dec. 29, 2002, and encompassed a 52-week period. The company’s 2001 fiscal year encompassed a 52-week period and its 2000 fiscal year encompassed a 53-week period.

     Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority owned subsidiaries after elimination of all significant intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in the Consolidated Statements of Income.

     Operating agencies: Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results in the Detroit and Tucson joint operating agencies are accounted for under the equity method, reported as a single net amount in other operating revenues. The company also participates in a newspaper publishing partnership. Operating results for this partnership are accounted for under the equity method and reported as a single net amount in other operating revenues.

     Critical accounting policies and the use of estimates: The company prepares its financial statements in accordance with generally accepted accounting principles which require the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. The company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

     Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of business units. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources.

     A more complete discussion of all of the company’s significant accounting policies follows.

     Cash and cash equivalents: The company considers its marketable securities, which are readily convertible into cash (with original maturity dates of less than 90 days) and consist of short-term investments in government securities, commercial paper and money market funds, as cash equivalents.

     Inventories: Inventories, consisting principally of newsprint, printing ink, plate material and production film for the company’s newspaper publishing operations, are valued primarily at the lower of cost (first-in, first-out) or market.

     Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, four to 30 years. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.

     Goodwill and other intangible assets: Intangible assets and the excess of acquisition cost over the fair value of assets acquired (goodwill) represent the cost of intangible assets at the time operating properties were purchased. On December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. The company performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at December 29, 2002. Intangible assets that have finite useful lives continue to be amortized over those useful lives. See additional detail in Note 3 on page 38.

     Valuation of long-lived assets: In accordance with SFAS No. 144, the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Investments and other assets: Investments in non-public businesses in which the company does not have control are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At both Dec. 29, 2002, and Dec. 30, 2001, such investments aggregated approximately $20 million. Investments in public equity securities are classified as available for sale with related gains and losses included in equity as other comprehensive income.

     The company’s television stations are parties to program broadcast contracts. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based upon the expected use of the programs in succeeding years. The amount charged to expense appropriately matches the cost of the programs with the revenues associated with them. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

     Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, amounts charged to customers for commercial printing jobs, advertising broadcast on the company’s television stations and for ads placed on its Internet Web sites. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors reduced by the amount of cash discounts. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

     Retirement plans: Pension costs under the company’s retirement plans are actuarially determined. The company’s policy is to fund costs accrued under its qualified pension plans.

     The company recognizes the cost of postretirement medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.

     Stock-based employee compensation: Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

     SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. The company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Under APB No. 25 and related interpretations, no compensation cost has been recognized for the company’s stock options. Had compensation cost for the company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below:

In thousands, except per share amounts

	2002	2001	2000

Net income
As reported	$1,160,128	$831,197	$1,719,077
Less: compensation expense determined under SFAS 123, net of tax	(52,762)	(34,795)	(25,738)

Pro forma	$1,107,366	$796,402	$1,693,339

Income from continuing operations
As reported	$1,160,128	$831,197	$971,940
Less: compensation expense determined under SFAS 123, net of tax	(52,762)	(34,795)	(25,738)

Pro forma	$1,107,366	$796,402	$946,202

Net income per share — basic
As reported	$4.35	$3.14	$6.45
Pro forma	$4.15	$3.01	$6.36

Net income per share — diluted
As reported	$4.31	$3.12	$6.41
Pro forma	$4.11	$2.98	$6.32

Income from continuing operations per share — basic
As reported	$4.35	$3.14	$3.65
Pro forma	$4.15	$3.01	$3.55

Income from continuing operations per share — diluted
As reported	$4.31	$3.12	$3.63
Pro forma	$4.11	$2.98	$3.53

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 1.34%, 1.33%, and 1.26%; expected volatility of 26.12%, 26.37% and 27.04%; risk-free interest rates of 3.89%, 4.60%, and 5.63%; and expected lives of seven years each.

     SFAS No. 123 applies to stock compensation awards granted in fiscal years that began after Dec. 15, 1994. Options are granted by the company primarily in December and begin vesting over a four-year period. Options granted in December 1995 and thereafter are subject to the pronouncement. To calculate the pro forma amounts shown above, compensation cost was recognized over the four-year period of service during which the options will be earned. As a result, options granted in December of each year (beginning with December 1995) impact pro forma amounts for following years but not the year in which they were granted.

     Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

     Per share amounts: The company reports earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from stock incentive rights.

     Foreign currency translation: The income statement of Newsquest operations has been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. Newsquest’s balance sheet has been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of Newsquest’s balance sheet is included in comprehensive income, and is classified as accumulated other comprehensive income (loss) in shareholders’ equity.

     Discontinued operations: In connection with the sale of the cable business in early fiscal 2000, the cable operating results are presented in the consolidated statements of income and related discussions as discontinued operations.

     New accounting pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. There was no material effect upon adoption of SFAS No. 141. Refer to Note 3 for the disclosures relating to the adoption of SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, and redefines the reporting of discontinued operations. The company adopted SFAS No. 144 on Dec. 31, 2001. There was no material effect upon adoption of this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after Dec. 31, 2002. The company does not believe that the adoption of the statement will have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The company’s disclosure already conformed to requirements of this interpretation.

Reclassifications

At the end of 2002, certain immaterial charges relating to sales promotions have been reclassified from cost of sales and operating expenses to a reduction of circulation revenue; the reclassification had no effect on operating income or net income for any period. Circulation revenue and cost of sales amounts in prior years have been reclassified to conform to the 2002 presentation.

NOTE 2

Acquisitions, exchanges, dispositions and investments

2002: The company purchased several small non-daily publications in the U.S. and in the U.K., a commercial printing business in Wisconsin and a defense magazine in McLean, Va. These acquisitions, which had an aggregate purchase price of approximately $35 million, were accounted for under the purchase method of accounting. The company contributed its Vincennes (Ind.) Sun-Commercial newspaper to the Gannett Foundation in July 2002. The Gannett Foundation is a not-for-profit, private foundation that makes charitable awards in the communities in which Gannett operates its newspapers and television stations. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

     In October 2002, the company acquired a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources, for approximately $98 million.

     In December 2002, the company entered into an agreement to acquire the publishing business of Scottish Media Group plc (SMG) for approximately 216 million British pounds (U.S. $346 million). The SMG publishing business consists of three Scottish regional newspapers; eleven specialty consumer and business-to-business magazine titles; and an online advertising and content business. The acquisition is subject to the approval of the Secretary of State for Trade and Industry in the U.K. Closing is expected in the second quarter of 2003.

     2001: During 2001, the company purchased the remaining 36% interest in WKYC-TV, Cleveland, that it did not previously own. Additionally, the company purchased several small non-daily publications in the U.S. and in the U.K. In connection with the acquisition of several non-daily publications in the U.K. (“Dimbleby”), the company issued loan notes totaling approximately 12.7 million British pounds (U.S. $18.3 million) to the shareholders of Dimbleby. These acquisitions, which had an aggregate purchase price of approximately $186 million, were accounted for under the purchase method of accounting. The company contributed its Marietta (Ohio) Times newspaper to the Gannett Foundation in May 2001. The company sold its daily newspaper in Lansdale, Pa., in September 2001. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

     2000: In June 2000, Gannett acquired the entire share capital of News Communications & Media plc (“Newscom”) for approximately 444 million British pounds (U.S. $702 million). Gannett also financed the repayment of Newscom’s existing debt.

     On July 21, 2000, the company acquired 19 daily newspapers as well as numerous weekly and niche publications from Thomson Newspapers Inc. for an aggregate purchase price of $1.036 billion.

     The company completed its acquisition of Central Newspapers, Inc. (“Central”) on Aug. 1, 2000, for an approximate cash purchase price of $2.6 billion. The company also retired Central’s existing debt of approximately $206 million.

     In March 2000, the company completed the acquisition of WJXX-TV, the ABC affiliate in Jacksonville, Fla. Gannett continues to own and operate WTLV-TV, the NBC affiliate in Jacksonville.

     The aggregate purchase price, including liabilities assumed, for businesses and assets acquired in 2000, including Newscom, Thomson, Central, WJXX-TV and certain smaller newspaper publishing operations, totaled approximately $4.8 billion, of which $4.4 billion represents identified intangible assets and goodwill. The acquisitions were recorded under the purchase method of accounting.

     The sale of the assets of the company’s cable division for $2.7 billion was completed on Jan. 31, 2000. Upon closing, an after-tax gain of approximately $745 million or $2.77 per diluted share was recognized which, along with the cable segment operating results, is reported as discontinued operations in the company’s financial statements.

     In the fourth quarter of 2000, the company contributed the assets of its newspapers, the Marin Independent Journal and the Classified Gazette, to the California Newspaper Partnership (a partnership that currently includes 22 daily California newspapers) in exchange for an increased ownership interest in the partnership.

NOTE 3

Goodwill and other intangible assets

Effective Dec. 31, 2001, the first day of the company’s 2002 fiscal year, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Recognized intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 121.

     SFAS No. 142 required that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter. The company performed an impairment test of its goodwill upon adoption and at Dec. 29, 2002, and determined that no impairment of goodwill existed.

     A reconciliation of the impact of adoption of SFAS No. 142 on net income, and basic and diluted earnings per share for the years ended Dec. 29, 2002, Dec. 30, 2001, and Dec. 31, 2000, is set forth below:

In thousands of dollars, except per-share amounts

	2002	2001	2000

Reported net income	$1,160,128	$831,197	$1,719,077
Add back: goodwill amortization, net of tax		215,688	160,332

Adjusted net income	$1,160,128	$1,046,885	$1,879,409

Basic earnings per share:
Reported net income	$4.35	$3.14	$6.45
Add back: goodwill amortization, net of tax		.81	.60

Adjusted net income	$4.35	$3.95	$7.05

Diluted earnings per share:	$4.31	$3.12	$6.41
Reported net income
Add back: goodwill amortization, net of tax		.80	.60

Adjusted net income	$4.31	$3.92	$7.01

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of Dec. 29, 2002, and Dec. 30, 2001:

In thousands of dollars

	Dec. 29, 2002		Dec. 30, 2001

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Amortized intangible assets:
Subscriber lists	$109,800	$10,993	$110,000	$3,666

Unamortized intangible assets:
Goodwill	$8,822,299	$—	$9,758,081	$1,180,056

     As of Dec. 29, 2002, newspaper goodwill was $7.3 billion and television goodwill was $1.5 billion. Net goodwill increased primarily due to the change in foreign currency exchange rates and because of the acquisition of certain small businesses during the year.

     Amortization expense for subscriber lists was approximately $7.3 million in 2002 and $3.7 million in 2001. Subscriber lists are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $7.3 million.

NOTE 4

Consolidated statements of cash flows

Cash paid in 2002, 2001 and 2000 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars

	2002	2001	2000

Income taxes	$722,034	$138,688	$1,454,465
Interest	$121,697	$223,691	$209,240

     Interest in the amount of $2.1 million, $8.6 million and $11.1 million was capitalized in 2002, 2001 and 2000, respectively.

     The income taxes paid by the company for 2001 are below typical levels. Internal Revenue Service Rule 2001-61 permitted the deferral of the company’s third and fourth quarter 2001 estimated tax payments until Jan. 15, 2002.

     Income taxes paid in 2000 include amounts related to the company’s gain on the sale of the cable business.

     No significant liabilities were assumed in connection with the 2002 and 2001 acquisitions. Liabilities assumed in connection with 2000 acquisitions totaled $578 million, with $485 million related to Newscom and Central outstanding debt obligations.

     In 2002 and 2001, the company issued 82,942 and 86,544 shares of common stock, respectively, in settlement of previously granted stock incentive rights for the four year period 1999-2002 and the compensation liability of $7.7 million and $7.0 million, respectively, for these rights was transferred to shareholders’ equity.

NOTE 5

Long-term debt

The long-term debt of the company is summarized below:

In thousands of dollars

	Dec. 29, 2002	Dec. 30, 2001

Unsecured promissory notes	$2,632,879	$4,932,813
Unsecured global notes	1,792,887	—
Other indebtedness	121,499	147,212

Total long-term debt	$4,547,265	$5,080,025

     The unsecured promissory notes at Dec. 29, 2002, were due from Jan. 2, 2003, to Jan. 24, 2003, with rates varying from 1.32% to 1.35%.

     The unsecured promissory notes at Dec. 30, 2001, were due from Jan. 3, 2002, to Feb. 1, 2002, with rates varying from 1.75% to 2.00%.

     The maximum amount of such promissory notes outstanding at the end of any period during 2002 and 2001 was $5.0 billion and $5.4 billion, respectively. The daily average outstanding balance was $3.1 billion during 2002 and $5.2 billion during 2001 and the weighted average interest rate on commercial paper was 1.8% for 2002 and 4.1% for 2001. The weighted average interest rate on all debt was 3.0% for 2002 and 4.1% for 2001.

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

     Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with their acquisitions. The Newsquest and Newscom notes ($15.2 million and $89.5 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 29, 2002, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.4% at Dec. 29, 2002).

     In March 2002, the company canceled its $1.53 billion 364-day facility, which was part of an overall $3.06 billion revolving credit agreement. The facility was scheduled to expire in July 2002. The surviving part of the credit agreement consists of a $1.53 billion 5-year facility. That facility extends to July 2005.

     Concurrent with the cancellation of that 364-day facility, the company entered into a $2.775 billion revolving credit agreement which consists of a $1.41 billion 364-day facility which extends to March 2003, and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option. The company recently renewed and downsized the 364-day facility to $1.2 billion, and it now extends to March 2004, unless the term-out option is invoked. As a result of these two agreements, commercial paper is carried on the balance sheet as long-term debt.

     The company has revolving credit agreements for commercial paper backup and for general corporate purposes; therefore, the unsecured promissory notes and Newsquest and Newscom notes are classified as long-term debt.

     At Dec. 29, 2002, the company had $4.305 billion of credit available under two revolving credit agreements. At Dec. 30, 2001, the company had $6.06 billion of credit available under two revolving credit agreements.

     The commitment fee rates for the 2002 revolving credit agreement may range from .05% to .20%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 29, 2002, were .06% for the 364-day facility and .08% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The commitment fee rates for the $1.53 billion revolving credit agreement may range from .07% to .09%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 29, 2002, was .07% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be at .13% to .24% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The current revolving credit agreements contain restrictive provisions that require the maintenance of net worth of at least $2.5 billion and an interest coverage ratio of 3:1. At Dec. 29, 2002, and Dec. 30, 2001, net worth was $6.9 billion and $5.7 billion, respectively. Interest coverage ratio for the year ended Dec. 29, 2002, was 14:1.

     Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.5 billion of unsecured debt securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of future acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

     Approximate annual maturities of long-term debt, assuming that the company had used its $4.305 billion of revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2003	$—
2004	—
2005	1,867,085
2006	15,245
2007	2,150,279
Later years	514,656

Total	$4,547,265

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at Dec. 29, 2002, compared with a book value of $4.5 billion.

     At Dec. 29, 2002, and Dec. 30, 2001, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

NOTE 6

Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. Benefits under the Gannett Retirement Plan are based on years of service and final average pay. The company’s retirement plan assets include marketable securities such as common stocks, bonds and U.S. government obligations and interest-bearing deposits. The tables below also include the assets and obligations of the Newsquest Retirement Plans.

     The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2002, 2001 and 2000 are presented in the following table:

In thousands of dollars

	2002	2001	2000

Service cost — benefits earned during the period	$69,486	$70,643	$61,905
Interest cost on benefit obligation	152,534	150,935	129,601
Expected return on plan assets	(181,198)	(217,796)	(194,010)
Amortization of transition asset	(68)	(68)	(28)
Amortization of prior service credit	(19,594)	(18,908)	(9,498)
Amortization of actuarial loss (gain)	36,114	824	(4,306)

Pension expense for company- sponsored retirement plans	57,274	(14,370)	(16,336)
Union and other pension cost	7,150	6,404	7,432

Pension cost	$64,424	$(7,966)	$(8,904)

     In December 2002 and 2001, the company contributed $330 million and $300 million to the Gannett Retirement Plan, respectively. The company contributed approximately $32 million in 2002 to its U.K. retirement plans.

     At the end of 2002, the Gannett Retirement Plan and the company’s plans in the U.K. were fully funded on an Accumulated Benefit Obligation measurement basis.

     The following table provides a reconciliation of benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of the company’s retirement plans. The related amounts that are recognized in the Consolidated Balance Sheets for the company’s retirement plans also are provided.

In thousands of dollars

	Dec. 29, 2002	Dec. 30, 2001

Change in benefit obligation

Net benefit obligation at beginning of year	$2,182,302	$2,046,283
Service cost	69,486	70,643
Interest cost	152,534	150,935
Plan participants’ contributions	7,604	6,559
Plan amendments	(8,662)	—
Actuarial loss	139,551	32,636
Acquisitions/plan mergers	—	4,308
Gross benefits paid	(140,429)	(129,062)
Net benefit obligation at end of year	$2,402,386	$2,182,302

Change in plan assets

Fair value of plan assets at beginning of year	$1,990,404	$2,309,968
Actual return on plan assets	(201,707)	(511,625)
Plan participants’ contributions	7,604	6,559
Employer contributions	366,119	308,015
Acquisitions/plan mergers	—	6,549
Gross benefits paid	(140,429)	(129,062)
Fair value of plan assets at end of year	$2,021,991	$1,990,404

Funded status at end of year	$(380,395)	$(191,898)
Unrecognized net actuarial loss	1,221,587	738,079
Unrecognized prior service credit	(171,171)	(176,799)
Unrecognized net transition asset	(78)	(146)
Net amount recognized at end of year	$669,943	$369,236

Amounts recognized in Consolidated Balance Sheets

Prepaid benefit cost	$768,800	$461,743
Accrued benefit cost	$98,857	$92,507

The net benefit obligation was determined using an assumed discount rate of 6.75% and 7.25% at the end of 2002 and 2001, respectively. The assumed rate of compensation increase was 4.0% for both years. The assumed long-term rate of return on plan assets used in determining pension cost for 2002 and 2001 was 9.5% and 10%, respectively. Retirement plan assets include approximately 1,242,300 shares of the company’s common stock valued at approximately $89 million and $84 million at the end of 2002 and 2001, respectively.

NOTE 7

Postretirement benefits other than pensions

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

     Postretirement benefit cost for health care and life insurance for 2002, 2001 and 2000 included the following components:

In thousands of dollars

	2002	2001	2000

Service cost — benefits earned during the period	$3,535	$6,512	$5,247
Interest cost on net benefit obligation	19,337	24,674	19,865
Amortization of prior service credit	(10,888)	(7,728)	(7,018)
Amortization of actuarial (gain)	—	(10)	(240)

Net periodic postretirement benefit cost	$11,984	$23,448	$17,854

     The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars

	Dec. 29, 2002	Dec. 30, 2001

Change in benefit obligation

Net benefit obligation at beginning of year	$324,331	$363,767
Service cost	3,535	6,512
Interest cost	19,337	24,674
Plan participants’ contributions	8,944	8,204
Plan amendment	—	(58,009)
Actuarial loss	10,247	13,095
Gross benefits paid	(34,580)	(33,912)
Net benefit obligation at end of year	$331,814	$324,331

Change in plan assets

Fair value of plan assets at beginning of year	0	0
Employer contributions	25,636	25,708
Plan participants’ contributions	8,944	8,204
Gross benefits paid	(34,580)	(33,912)
Fair value of plan assets at end of year	0	0

Benefit obligation at end of year	$331,814	$324,331
Unrecognized net actuarial (loss)	(48,277)	(18,949)
Unrecognized prior service credit	95,318	103,670

Accrued postretirement benefit cost	$378,855	$409,052

     At Dec. 29, 2002, the accumulated postretirement benefit obligation was determined using a discount rate of 6.75% and a health care cost trend rate of 10% for pre-age 65 benefits, decreasing to 5% in the year 2008 and thereafter. For post-age 64 benefits, the health care cost trend rate used was 10%, declining to 5% in the year 2008 and thereafter.

     At Dec. 30, 2001, the accumulated postretirement benefit obligation was determined using a discount rate of 7.25% and a health care cost trend rate of 7% for pre-age 65 benefits, decreasing to 5% in the year 2004 and thereafter. For post-age 64 benefits, the health care cost trend rate used was 10%, declining to 5% in the year 2005 and thereafter.

     The company’s policy is to fund the above-mentioned benefits as claims and premiums are paid.

     The effect of a 1% increase in the health care cost trend rate used would result in increases of approximately $33 million in the 2002 postretirement benefit obligation and $2 million in the aggregate service and interest components of the 2002 expense. The effect of a 1% decrease in the health care cost trend rate used would result in decreases of approximately $29 million in the 2002 postretirement benefit obligation and $2 million in the aggregate service and interest components of the 2002 expense.

NOTE 8

Income taxes

The provision for income taxes on income from continuing operations consists of the following:

In thousands of dollars

2002	Current	Deferred	Total

Federal	$367,788	$136,372	$504,160
State and other	46,094	15,462	61,556
Foreign	15,374	23,310	38,684

Total	$429,256	$175,144	$604,400

In thousands of dollars

2001	Current	Deferred	Total

Federal	$241,713	$200,065	$441,778
State and other	34,437	28,504	62,941
Foreign	34,681	0	34,681

Total	$310,831	$228,569	$539,400

In thousands of dollars

2000	Current	Deferred	Total

Federal	$518,413	$13,414	$531,827
State and other	75,865	1,963	77,828
Foreign	25,041	2,204	27,245

Total	$619,319	$17,581	$636,900

     In addition to the income tax provision presented above for continuing operations, the company recorded federal and state income taxes payable on operations which were discontinued totaling $891 million in 2000.

     The provision for income taxes on continuing operations varies from U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2002	2001	2000

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.3	3.0	3.1
Goodwill amortization not deductible for tax purposes		3.8	2.2
Other, net	(3.0)	(2.4)	(0.7)

Effective tax rate	34.3%	39.4%	39.6%

     The company has not provided for U.S. taxes on a portion of earnings from its U.K. operations which it considers permanently invested in those operations.

     Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes.

     Deferred tax liabilities and assets were composed of the following at the end of 2002 and 2001:

In thousands of dollars

	Dec. 29, 2002	Dec. 30, 2001

Liabilities
Accelerated depreciation	$345,285	$338,941
Accelerated amortization of deductible intangibles	267,490	142,748
Pension	228,714	149,388
Other	89,898	134,577

Total deferred tax liabilities	931,387	765,654

Assets
Accrued compensation costs	(49,798)	(59,724)
Postretirement medical and life	(142,069)	(156,770)
Other	(60,979)	(45,763)

Total deferred tax assets	(252,846)	(262,257)

Net deferred tax liabilities	$678,541	$503,397

NOTE 9

Capital stock, stock options, incentive plans

The company’s earnings per share from continuing operations (basic and diluted) for 2002, 2001 and 2000 are presented below:

In thousands, except per share amounts

	2002	2001	2000

Income from continuing operations	$1,160,128	$831,197	$971,940

Weighted average number of common shares outstanding (basic)	266,885	264,821	266,426
Effect of dilutive securities
Stock options	2,221	1,761	1,557
Stock incentive rights	180	251	135

Weighted average number of common shares outstanding (diluted)	269,286	266,833	268,118

Earnings per share from continuing operations (basic)	$4.35	$3.14	$3.65
Earnings per share from continuing operations (diluted)	$4.31	$3.12	$3.63

     The 2002, 2001 and 2000 diluted earnings per share amounts exclude the effects of approximately 2.4 million, 10.6 million and 5.4 million stock options outstanding, respectively, as their inclusion would be antidilutive.

     In 2000, the Board approved an authorization for the repurchase of up to an additional $1 billion in common stock, in addition to $258 million remaining from a prior authorization. During 2000, the company repurchased approximately 14.7 million shares for $967 million, leaving $291 million available for future repurchases at Dec. 29, 2002.

     In May 2000, the company’s shareholders approved an amendment to the company’s certificate of incorporation to increase the authorized number of shares to 802,000,000, of which 800,000,000 shares are common stock and 2,000,000 shares are preferred stock, both with a $1 par value.

     In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan), which replaced the 1978 Long-Term Executive Incentive Plan (1978 Plan). The Plan, which is administered by the Executive Compensation Committee of the Board of Directors, provides for the issuance of up to 12 million shares of company common stock for awards granted on or after May 7, 2001. No more than 1,500,000 of the authorized shares may be granted in the aggregate in the form of Restricted Stock, Performance Shares and/or Performance Units. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the board of directors. The 1978 Plan did not provide for granting awards to members of the board. The Plan provides that shares of common stock subject to awards granted under the Plan become available again for issuance under the Plan if such awards are canceled or forfeited. A similar feature existed under the 1978 plan but with the adoption of the Omnibus Plan, canceled or forfeited shares subject to grants under the 1978 plan are permanently retired.

     Stock options may be granted as either non-qualified stock options or incentive stock options. The options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day the option is granted. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines but generally the exercise period is ten years and the options become exercisable at 25% per year after a one-year waiting period. Under the 1978 Plan, options issued prior to 1996 had an eight-year exercise period. The Plan restricts the granting of stock options to any participant in any fiscal year to no more than 1,000,000 shares. The limit under the 1978 Plan was 350,000 shares.

     A Stock Appreciation Right (SAR) is a right to receive an amount in any combination of cash or common stock equal in value to the excess of the fair market value of the shares covered by such SAR on the date of exercise over the aggregate exercise price of the SAR for such shares. SARs may be granted in tandem with related options or freestanding. The exercise price of an SAR is equal to the fair market value of a share of common stock on the date the SAR is granted. No more than 1,000,000 shares of common stock may be granted in the form of SARs to any participant in any fiscal year. No SARs have been granted as of Dec. 29, 2002.

     Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. Under the 1978 Plan, such awards could be issued in the form of Stock Incentive Rights. These rights entitle an employee to receive one share of common stock at the end of a four-year incentive period conditioned on the employee’s continued employment with the company. The Plan continues to permit the issuance of such awards but also allows restrictions other than the incentive period. Additionally, under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year. Under the 1978 Plan there was no limit. No restricted stock awards have been issued since July 2000 but previously granted awards will continue to mature over their original four-year period.

     The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on fair market value of the company’s common stock or other criteria established by the Executive Compensation Committee and the achievement of performance goals. The maximum aggregate grant of performance shares that may be awarded to any participant in any fiscal year shall not exceed 500,000 shares of common stock. The maximum aggregate amount of performance units or cash-based awards that may be awarded to any participant in any fiscal year shall not exceed $10,000,000.

     In the event of a change in control as defined in the Plan, (1) all outstanding options and SARs will become immediately exercisable in full, (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and (3) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid on a prorated basis as specified in the Plan. The Plan does not provide for the grant of option surrender rights in tandem with stock options, as was the case under the 1978 Plan, and has eliminated the requirement under the 1978 Plan that awards that were accelerated as a result of a change in control could only be exercised during certain window periods.

     A summary of the status of the company’s stock option awards as of Dec. 29, 2002, Dec. 30, 2001 and Dec. 31, 2000, and changes thereto during the years then ended is presented below:

		Weighted
		average
2002 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	20,526,064	$59.57
Granted	5,813,750	70.24
Exercised	(2,027,943)	42.41
Canceled	(470,642)	64.62
Outstanding at end of year	23,841,229	63.53
Options exercisable at year end	10,766,605	59.14

Weighted average fair value of Options granted during the year	$21.48

		Weighted
		average
2001 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	16,767,813	$54.19
Granted	5,945,245	69.21
Exercised	(1,438,807)	33.92
Canceled	(748,187)	65.09
Outstanding at end of year	20,526,064	59.57
Options exercisable at year end	9,018,580	53.08

Weighted average fair value of Options granted during the year	$22.58

		Weighted
		average
2000 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	12,406,841	$52.57
Granted	5,714,830	55.07
Exercised	(846,478)	30.18
Canceled	(507,380)	64.44
Outstanding at end of year	16,767,813	54.19
Options exercisable at year end	7,478,603	45.85

Weighted average fair value of Options granted during the year	$19.63

     Further information about stock options outstanding at Dec. 29, 2002, follows:

		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	at 12/29/02	life (yrs)	price	at 12/29/02	price

$32.00-40.00	2,002,947	2.8	$35.30	2,002,947	$35.30
$41.00-50.00	19,400	4.0	$46.10	19,400	$46.10
$54.00-59.50	5,769,639	7.3	$55.79	3,262,774	$56.50
$60.00-69.50	7,762,305	8.2	$68.11	3,546,275	$66.83
$70.00-74.50	8,286,938	9.1	$71.48	1,935,209	$74.28

	23,841,229	7.8	$63.53	10,766,605	$59.14

Stock Incentive Rights

The company has not granted stock incentive rights since July 2000. Stock incentive rights awarded that year totaled 10,700 and are for the four-year incentive period ending 2003.

     In 2002, 82,942 shares of common stock were issued in settlement of previously granted stock incentive rights for the incentive period ending December 2002.

     The compensation cost has been charged against income for stock incentive rights. Those charges were based on the grant price of the stock incentive rights recognized over the four-year earnout periods.

401(k) Savings Plan

In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees could elect to save up to 15% of compensation on a pre-tax basis subject to certain limits. This limit was increased to 20% in 2002. The company matches with company common stock 50% of the first 6% of employee contributions. Beginning in 2002, Plan participants were able to fully diversify their company matched stock at any time. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed in 1990 which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company, and the shares are pledged as collateral for the loan. The company makes monthly contributions to the ESOP equal to the ESOP’s debt service requirements less dividends. All dividends received by the ESOP are used to pay debt service. As the debt is paid, shares are released as collateral and are available for allocation to participants.

     The company follows the shares allocated method in accounting for its ESOP. The cost of shares allocated to match employee contributions or to replace dividends that are used for debt service are accounted for as compensation expense. The cost of unallocated shares is reported as deferred compensation in the financial statements. The company, at its option, may repurchase shares from employees who leave the Plan. The shares are purchased at fair market value, and the difference between the original cost of the shares and fair market value is expensed at the time of purchase. All of the shares initially purchased by the ESOP are considered outstanding for earnings per share calculations. Dividends on allocated and unallocated shares are recorded as reductions of retained earnings.

     Compensation expense for the 401(k) match and repurchased shares was $10.7 million in 2002, $9.7 million in 2001 and $9.1 million in 2000. The ESOP shares as of the end of 2002 and 2001 were as follows:

	2002	2001

Allocated shares	2,356,566	2,088,238
Shares released for allocation	41,051	43,650
Unreleased shares	102,383	368,112
Shares distributed to terminated participants	(102,254)	(87,346)

ESOP shares	2,397,746	2,412,654

     The Board has authorized 3,000,000 shares of common stock to be registered in connection with savings related share option plans available to eligible employees of Newsquest.

Preferred Share Purchase Rights

     In May 1990, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (Right) for each common share held, payable to shareholders of record on June 8, 1990. The Rights become exercisable when a person or group of persons acquires or announces an intention to acquire ownership of 15% or more of the company’s common shares. Holders of the Rights may acquire an interest in a new series of junior participating preferred stock, or they may acquire an additional interest in the company’s common shares at 50% of the market value of the shares at the time the Rights are exercised. The Rights are redeemable by the company at any time prior to the time they become exercisable, at a price of $.01 per Right.

     In May 2000, the company announced that its Board of Directors approved an amendment to its Shareholder Rights Plan to extend the expiration date of the Rights to May 31, 2010, and increase the initial exercise price of each preferred stock purchase right to $280.

NOTE 10

Commitments and contingent liabilities

Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

     Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate related, are as follows:

In thousands of dollars

2003	$41,397
2004	36,520
2005	32,604
2006	26,177
2007	22,167
Later years	82,456

Total	$241,321

     Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $4 million. Total rental costs reflected in continuing operations were $56 million for 2002, $59 million for 2001 and $57 million for 2000.

     Program broadcast contracts: The company has commitments under program broadcast contracts totaling $109.9 million for programs to be available for telecasting in the future.

     Guarantees: The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals $120 million held by Ponderay.

     In December 1990, the company adopted a Transitional Compensation Plan (the Plan). The Plan provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the Plan include a severance payment of up to three years’ compensation and continued life and medical insurance coverage.

NOTE 11

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, and broadcasting (television).

     The newspaper segment at the end of 2002 consisted of 94 U.S. daily newspapers in 40 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; and USA WEEKEND, a magazine supplement for newspapers. The newspaper segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of more than 300 titles that includes 15 paid-for daily newspapers, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper segment in the U.S. also includes over 400 non-daily publications, a nationwide network of offset presses for commercial printing, newspaper related online businesses and several smaller businesses.

     As discussed in Note 1, the company accounts for results from its 50% owned joint operating agencies in Detroit and Tucson on the equity method of accounting (as a single net amount in other operating revenue for the newspaper segment). The newspaper segment also reflects a minority interest in a newspaper publishing partnership and a newsprint production partnership.

     The broadcasting segment’s activities for 2002 include the operation of 22 U.S. television stations reaching 17.7 percent of U.S. television homes.

     The company’s foreign revenues in 2002, 2001 and 2000 totaled approximately $805 million, $773 million and $694 million, respectively, principally from publications distributed in the United Kingdom. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $2.6 billion, $2.3 billion, and $2.4 billion at Dec. 29, 2002, Dec. 30, 2001, and Dec. 31, 2000, respectively.

     Separate financial data for each of the company’s business segments is presented in the table that follows. The accounting policies of the segments are those described in Note 1. The company evaluates the performance of its segments based on operating income and operating cash flow. Operating income represents total revenue less operating expenses, including depreciation and amortization of intangibles. In determining operating income by industry segment, general corporate expenses, interest expense, interest income, and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the company’s segments. Operating cash flow represents operating income plus depreciation and amortization of intangible assets.

     Beginning with fiscal year 2002, the company ceased amortizing goodwill. See Notes 1 and 3 for a further discussion of this accounting change.

     Corporate assets include cash and cash equivalents, certain investments, long-term receivables and plant and equipment primarily used for corporate purposes. Interest capitalized has been included as a corporate capital expenditure for purposes of segment reporting.

In thousands of dollars
Business segment financial information

	2002	2001	2000

Operating revenues
Newspaper publishing	$5,650,946	$5,636,954	$5,395,319
Broadcasting	771,303	662,652	788,767

	$6,422,249	$6,299,606	$6,184,086

Operating income
Newspaper publishing	$1,615,664	$1,400,609	$1,522,350
Broadcasting	371,132	249,783	359,955
Corporate (1)	(60,487)	(60,557)	(65,049)

	$1,926,309	$1,589,835	$1,817,256

Depreciation and amortization
Newspaper publishing	$181,669	$369,044	$302,544
Broadcasting	25,429	67,639	65,210
Corporate (1)	15,346	7,094	8,161

	$222,444	$443,777	$375,915

Operating cash flow (2)
Newspaper publishing	$1,797,333	$1,769,653	$1,824,894
Broadcasting	396,561	317,422	425,165
Corporate (1)	(45,141)	(53,463)	(56,888)

	$2,148,753	$2,033,612	$2,193,171

Identifiable assets
Newspaper publishing	$11,103,779	$10,558,641	$10,608,191
Broadcasting	2,051,328	2,004,486	1,923,422
Corporate (1)	577,907	532,974	448,798

	$13,733,014	$13,096,101	$12,980,411

Capital expenditures
Newspaper publishing	$221,647	$230,223	$242,885
Broadcasting	40,383	21,602	49,829
Corporate (1)	12,798	72,754	57,866

	$274,828	$324,579	$350,580

(1)	Corporate amounts represent those not directly related to the company’s two business segments.

(2)	Operating cash flow amounts represent operating income plus depreciation and amortization of intangible assets.

SELECTED FINANCIAL DATA
(See notes a and b on page 48)

In thousands of dollars, except per share amounts	2002	2001		2000	1999		1998

Net operating revenues
Newspaper advertising	$4,122,685	$4,119,773		$3,972,936	$3,115,250		$2,773,247
Newspaper circulation (4)	1,182,103	1,188,467		1,082,759	942,368		936,961
Broadcasting	771,303	662,652		788,767	728,642		721,298
All other	346,158	328,714		339,624	280,356		256,030

Total	6,422,249	6,299,606		6,184,086	5,066,616		4,687,536

Operating expenses
Costs and expenses (4)	4,273,496	4,265,994		3,990,915	3,223,424		3,048,259
Depreciation	215,117	202,456		195,428	169,460		163,776
Amortization of intangible assets	7,327	241,321		180,487	110,631		89,687

Total	4,495,940	4,709,771		4,366,830	3,503,515		3,301,722

Operating income	1,926,309	1,589,835		1,817,256	1,563,101		1,385,814
Non-operating (expense) income
Interest expense	(146,359)	(221,854)		(219,228)	(94,619)		(79,412)
Other, net	(15,422)	2,616		10,812	58,705	(1)	305,323	(2)

Income before income taxes	1,764,528	1,370,597		1,608,840	1,527,187		1,611,725

Provision for income taxes	604,400	539,400		636,900	607,800		645,300

Income from continuing operations	$1,160,128	$831,197		$971,940	$919,387	(1)	$966,425	(2)

Income from continuing operations:
per basic/diluted share	$4.35/$4.31	$3.14/$3.12		$3.65/$3.63	$3.29/$3.26	(1)	$3.41/$3.38

COMPARABLE BASIS REPORTING (3)

Income from continuing operations, as reported	$1,160,128	$831,197		$971,940	$919,387	(1)	$966,425	(2)

Adjustment for SFAS No. 142:
add back goodwill amortization, net of tax		215,688		160,332	109,831		78,242

Adjusted income from continuing operations	$1,160,128	$1,046,885		$1,132,272	$1,029,218	(1)	$1,044,667	(2)

Adjusted income from continuing operations:
per basic/diluted share (3)	$4.35/$4.31	$3.95/$3.92		$4.25/$4.22	$3.69/$3.65	(1)	$3.69/$3.66	(2)

Other selected financial data
Dividends declared per share	$.94	$.90		$.86	$.82		$.78
Weighted average number of common shares outstanding in thousands:
basic	266,885	264,821		266,426	279,048		283,097
diluted	269,286	266,833		268,118	281,608		285,711
Financial position
Long-term debt, excluding current maturities	$4,547,265	$5,080,025		$5,747,856	$2,463,250		$1,306,859
Shareholders’ equity	$6,911,795	$5,735,922		$5,103,410	$4,629,646		$3,979,824
Total assets	$13,733,014	$13,096,101		$12,980,411	$9,006,446		$6,979,480
Return on equity (5)	18.3%	19.3%		23.3%	23.9%	(1)	28.0%	(2)
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	38.5%	(14.0%	)	10.9%	(3.5%	)(1)	41.5%	(2)
diluted	38.1%	(14.0%	)	11.3%	(3.6%	)(1)	41.4%	(2)
Comparable basis earnings from continuing
operations, after tax, per share (3):
basic	10.1%	(7.1%	)	15.2%	—	(1)	37.7%	(2)
diluted	9.9%	(7.1%	)	15.6%	(0.3%	)(1)	37.6%	(2)
Dividends declared per share	4.4%	4.7%		4.9%	5.1%		5.4%
Credit ratios
Long-term debt to shareholders’ equity	65.8%	88.6%		112.6	53.2%		32.8%
Times interest expense earned	13.2X	7.2X		8.3X	17.1X		21.3X

(1)	Includes pre-tax net non-operating gain principally from the exchange of KVUE-TV for KXTV-TV of $55 million (after-tax gain of $33 million or $.11 per share).

(2)	Includes pre-tax net non-operating gain principally from the disposition of the radio and alarm security businesses of $307 million (after-tax gain of $184 million or $.65 per share-basic and $.64 per share-diluted).

(3)	As if Statements of Financial Accounting Standards No. 142 (SFAS No. 142) had been adopted for all periods presented – see Note 3 on page 38.

(4)	At the end of 2002, certain immaterial charges relating to sales promotions have been reclassified from cost of sales and operating expenses to a reduction of circulation revenue. The reclassification had no effect on operating income or net income for any period. Circulation revenue and cost of sales amounts in prior years have been reclassified to conform to the 2002 presentation.

(5)	Calculated using income from continuing operations on a comparable basis. See Note 3 on page 38.

NOTES TO SELECTED FINANCIAL DATA

     (a)  The company and its subsidiaries made the acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

     (b)  During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other subsidiaries and divisions of other subsidiaries which are listed on page 49.

     Note 2 of the consolidated financial statements on page 37 contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 1998-2002

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its significant acquisitions since the beginning of 1998 are shown below. The company has disposed of several businesses during this period, which are presented on the following page.

Acquisitions 1998-2002

Year acquired	Name	Location	Publication times or business

1998	WCSH-TV	Portland, Maine	Television station
	WLBZ-TV	Bangor, Maine	Television station
	WLTX-TV	Columbia, S.C	Television station
	Ocean County Observer	Toms River, N.J	Daily newspaper
	Daily Record	Morristown, N.J	Daily newspaper
	Manahawkin Newspapers	Manahawkin, N.J	Weekly newspapers
	Classified Gazette	San Rafael, Calif	Semi-weekly newspaper
	New Castle County Shopper’s Guide	Wilmington, Del.	Weekly advertising shopper
	Brandywine Valley Weekly	Wilmington, Del.	Weekly advertising shopper
	Autos plus	Wilmington, Del.	Weekly advertising shopper
	TCI Cable Kansas	Kansas	Cable television systems

1999	The Reporter	Melbourne, Fla.	Weekly newspaper
	Lehigh Acres News-Star	Lehigh Acres, Fla.	Weekly newspaper
	Dealer Magazine	Reno, Nev.	Weekly magazine
	KXTV-TV	Sacramento, Calif.	Television station
	Newsquest plc	United Kingdom	Daily and weekly newspapers
	Tucker Communications, Inc.	Westchester Co., N.Y.	Weekly newspaper
	Pennypower Shopping News	Branson & Springfield, Mo.	Weekly newspaper

2000	The Pioneer Republican and other publications	Des Moines, Iowa	Weekly newspapers
	Buyers’ Digest	Franklin County, Vt.	Weekly newspaper
	The Clarion	Redcar, U.K.	Weekly newspaper
	WJXX-TV	Jacksonville, Fla.	Television station
	Mason Valley News, Fernley Leader-Dayton Courier	Lyon County, Nev.	Weekly newspapers
	Brevard Technical Journal	Brevard County, Fla.	Monthly magazine
	Dickson Shoppers	Middle Tennessee	Weekly newspapers
	Greenville Parent Magazine	Greenville County, S.C.	Monthly magazine
	News Communications & Media plc	United Kingdom	Daily and weekly newspapers and other publications
	Space Coast Press	Brevard County, Fla.	Weekly newspaper
	Certain assets of Thomson Newspapers Inc.	Wisconsin, Ohio, Louisiana, Maryland, Utah	19 daily and numerous weekly newspapers
	Central Newspapers, Inc.	Arizona, Indiana, Louisiana	6 daily newspapers; other related businesses
	Daily World	Opelousas, La.	Daily newspaper
	Windsor Beacon	Windsor, Colo.	Weekly newspaper
	50+ Lifestyles and other publications	Des Moines, Iowa	Monthly magazines

(continued on following page)

Acquisitions 1998-2002 (continued)

Year acquired	Name	Location	Publication times or business

2001	Shopping News	St. Cloud, Minn.	Weekly newspaper
	Gatwick Life, Horley Life	Surrey/Sussex, U.K.	Weekly newspapers
	The Bulletin Board	Montgomery, Ala.	Weekly newspaper
	The Dimbleby Newspapers	London, U.K.	Weekly newspapers
	PMP Company Ltd.	Honolulu, Hawaii	Monthly and bi-monthly publications
	AutoChooser	Tempe, Ariz.	Software product
	Honolulu Pennysaver	Honolulu, Hawaii	Weekly newspaper
	Buy and Sell Classifieds	Honolulu, Hawaii	Bi-weekly newspapers

2002	Consumer Press	Great Falls, Mont.	Weekly newspaper
	Pioneer Shopper	St. George, Utah	Weekly newspaper
	Action Advertising	Fond du Lac, Wis.	Commercial printing business
	Prairie Publications	Sioux Falls, S.D.	Weekly newspapers
	Armed Forces Journal International	McLean, Va.	Magazines

Dispositions 1998-2002

Year disposed	Name	Location	Publication times or business

1998	The Virgin Islands Daily News	St. Thomas, V.I.	Daily newspaper
	WGCI/WGCI-FM	Chicago, Ill.	Radio stations
	KKBQ/KKBQ-FM	Houston, Texas	Radio stations
	KHKS-FM	Dallas, Texas	Radio station
	The Saratogian (1)	Saratoga Springs, N.Y	Daily newspaper
	Multimedia Security Service	Wichita, Kan.	Alarm security business
	Commercial-News	Danville, Ill.	Daily newspaper
	Chillicothe Gazette	Chillicothe, Ohio	Daily newspaper
	Gallipolis Daily Tribune	Gallipolis, Ohio	Daily newspaper
	The Daily Sentinel	Pomeroy, Ohio	Daily newspaper
	Point Pleasant Register	Point Pleasant, W.Va.	Daily newspaper
	Multimedia Cable Illinois	Suburban Chicago, Ill.	Cable television systems

1999	The San Bernardino County Sun (2)	San Bernardino, Calif.	Daily newspaper
	KVUE-TV (3)	Austin, Texas	Television station

2000	Multimedia Cable	Kansas, Oklahoma, North Carolina	Cable television systems
	Marin Independent Journal (2)	Marin, Calif.	Daily newspaper
	Classified Gazette (2)	San Rafael, Calif.	Semi-weekly newspaper
	Space News	Springfield, Va.	Weekly newspaper

2001	The Marietta Times (1)	Marietta, Ohio	Daily newspaper
	The Reporter	Lansdale, Pa.	Daily newspaper
	Ocean Springs Record and Gautier Independent	Ocean Springs, Miss.	Weekly newspapers

2002	Vincennes Sun-Commercial (1)	Vincennes, Ind.	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

(2)	Contributed for an equity interest in the California Newspaper Partnership.

(3)	Exchanged for KXTV-TV in Sacramento, Calif.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars
Fiscal year ended December 29, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net operating revenues
Newspaper advertising	$969,803	$1,045,938	$1,006,923	$1,100,021	$4,122,685
Newspaper circulation (1)	299,262	293,990	292,659	296,192	1,182,103
Broadcasting	167,186	191,299	184,039	228,779	771,303
All other	76,907	81,963	86,058	101,230	346,158

Total	1,513,158	1,613,190	1,569,679	1,726,222	6,422,249

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation (1)	807,116	799,255	808,882	838,750	3,254,003
Selling, general and administrative expenses, exclusive of depreciation	248,331	254,534	253,735	262,893	1,019,493
Depreciation	53,369	53,362	54,572	53,814	215,117
Amortization of intangible assets	1,833	1,834	1,830	1,830	7,327

Total	1,110,649	1,108,985	1,119,019	1,157,287	4,495,940

Operating income	402,509	504,205	450,660	568,935	1,926,309

Non-operating (expense) income
Interest expense	(28,754)	(41,101)	(39,709)	(36,795)	(146,359)
Other	(2,292)	(81)	(6,015)	(7,034)	(15,422)

Total	(31,046)	(41,182)	(45,724)	(43,829)	(161,781)

Income before income taxes	371,463	463,023	404,936	525,106	1,764,528
Provision for income taxes	127,900	159,100	139,300	178,100	604,400

Net income	$243,563	$303,923	$265,636	$347,006	$1,160,128

Net income per share — basic	$.92	$1.14	$.99	$1.30	$4.35

Net income per share — diluted (2)	$.91	$1.13	$.99	$1.29	$4.31

(1)	At the end of 2002, certain immaterial charges relating to sales promotions have been reclassified from cost of sales and operating expenses to a reduction of circulation revenue; the reclassification had no effect on operating income or net income for any period. Circulation revenue and cost of sales amounts in prior quarters have been reclassified to conform to the fourth quarter 2002 presentation.

(2)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars

Fiscal year ended December 30, 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net operating revenues
Newspaper advertising	$1,020,934	$1,057,899	$988,045	$1,052,895	$4,119,773
Newspaper circulation (1)	301,949	294,461	295,098	296,959	1,188,467
Broadcasting	155,613	178,692	148,229	180,118	662,652
All other	85,392	84,622	75,515	83,185	328,714

Total	1,563,888	1,615,674	1,506,887	1,613,157	6,299,606

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation (1)	828,487	812,472	813,798	820,765	3,275,522
Selling, general and administrative expenses, exclusive of depreciation	254,738	246,324	244,308	245,102	990,472
Depreciation	53,281	51,059	50,916	47,200	202,456
Amortization of intangible assets	59,343	59,457	61,267	61,254	241,321

Total	1,195,849	1,169,312	1,170,289	1,174,321	4,709,771

Operating income	368,039	446,362	336,598	438,836	1,589,835

Non-operating (expense) income
Interest expense	(80,442)	(61,728)	(48,600)	(31,084)	(221,854)
Other	448	528	530	1,110	2,616

Total	(79,994)	(61,200)	(48,070)	(29,974)	(219,238)

Income before income taxes	288,045	385,162	288,528	408,862	1,370,597
Provision for income taxes	113,500	151,700	113,700	160,500	539,400

Net income	$174,545	$233,462	$174,828	$248,362	$831,197

Net income per share — basic	$.66	$.88	$.66	$.94	$3.14

Net income per share — diluted (2)	$.66	$.88	$.66	$.93	$3.12

(1)	At the end of 2002, certain immaterial charges relating to sales promotions have been reclassified from cost of sales and operating expenses to a reduction of circulation revenue; the reclassification had no effect on operating income or net income for any period. Circulation revenue and cost of sales amounts in prior years have been classified to conform to the 2002 presentation.

(2)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

In thousands of dollars

	Balance at	Additions	Additions/(reductions)	Deductions	Balance at
	beginning	charged to cost	for acquisitions/	from	end of
Allowance for doubtful receivables	of period	and expenses	dispositions	reserves (1)	of period

Fiscal year ended Dec. 29, 2002	$39,138	$22,097	$(93)	$(24,532)	$36,610
Fiscal year ended Dec. 30, 2001	$37,465	$32,891	$(361)	$(30,857)	$39,138
Fiscal year ended Dec. 31, 2000	$30,694	$28,072	$10,456	$(31,757)	$37,465

(1)	Consists of write-offs, net of recoveries and foreign currency translation adjustments in each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected.

Thomas L. Chapple
 Senior Vice President, General Counsel and Secretary (1995-present). Age 55.

Richard L. Clapp
 Senior Vice President, Human Resources (1995-present). Age 62.

Thomas Curley
 Senior Vice President, Administration, Gannett, and President and Publisher, USA TODAY (1998-present). Formerly: President and Publisher, USA TODAY (1991-1998). Age 54.

Paul Davidson
 Chief Executive, Newsquest (2001-present). Formerly: Group Managing Director (1995-2001). Age 48. U.K. citizen.

Craig A. Dubow
 President and CEO, Gannett Broadcasting (2001-present). Formerly: President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 48.

Daniel S. Ehrman, Jr.
 Vice President, Planning & Development (1997-present). Age 56.

Millicent A. Feller
 Senior Vice President, Public Affairs and Government Relations (1991-present). Age 55.

George R. Gavagan
 Vice President and Controller (1997-present). Formerly: Vice President, Corporate Accounting Services (1993-1997). Age 56.

John B. Jaske
 Senior Vice President, Labor Relations and Assistant General Counsel (1992-present). Age 58.

Gracia C. Martore
 Senior Vice President and Chief Financial Officer (2003-present). Formerly: Senior Vice President, Finance and Treasurer (2001-2002); Treasurer and Vice President, Investor Relations (1998-2001); Vice President, Treasury Services and Investor Relations (1996-1998). Age 51.

Douglas H. McCorkindale
 Chairman, President and Chief Executive Officer (2001-present). Formerly: President, Chief Executive Officer and Vice Chairman (2000-January, 2001); Vice Chairman and President (1997-2000); Vice Chairman and Chief Financial and Administrative Officer (1985-1997). Age 63.

Larry F. Miller
 Executive Vice President, Operations (2003-present). Formerly: Executive Vice President, Operations, and Chief Financial Officer (2001-2002); Executive Vice President and Chief Financial Officer (1997-2001); Senior Vice President, Financial Planning and Controller (1991-1997). Age 64.

Gary L. Watson
 President, Gannett Newspaper Division (1990-present). Age 57.

Information concerning the Board of Directors of the company is incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     (1)  Financial Statements.

     As listed in the Index to Financial Statements and Supplementary Data on page 28.

     (2)  Financial Statement Schedules.

     As listed in the Index to Financial Statements and Supplementary Data on page 28.

     Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     (3)  Pro Forma Financial Information.

     Not Applicable.

     (4)  Exhibits.

     See Exhibit Index on page 57 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2003	GANNETT CO., INC. (Registrant)

	By:	Gracia C. Martore, Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 25, 2003	Douglas H. McCorkindale, Director, Chairman, President and Chief Executive Officer

Dated: February 25, 2003	Gracia C. Martore, Senior Vice President and Chief Financial Officer

Dated: February 25, 2003	H. Jesse Arnelle, Director

Dated: February 25, 2003	Meredith A. Brokaw, Director

Dated: February 25, 2003	James A. Johnson, Director
Dated: February 25, 2003	Stephen P. Munn, Director

Dated: February 25, 2003	Donna E. Shalala, Director

Dated: February 25, 2003	Solomon D. Trujillo, Director

Dated: February 25, 2003	Karen Hastie Williams, Director

CERTIFICATIONS

I, Douglas H. McCorkindale, certify that:

1.     I have reviewed this annual report on Form 10-K of Gannett Co., Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Douglas H. McCorkindale Chairman, President and Chief Executive Officer

I, Gracia C. Martore, certify that:

1.     I have reviewed this annual report on Form 10-K of Gannett Co., Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Gracia C. Martore Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc. (reflects all amendments through July 23, 2002).	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2002.

4-1	Indenture dated as of March 1, 1983 between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986 among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Rights Plan.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-K filed on May 23, 1990. Amendment incorporated by reference to Gannett Co., Inc.’s Form 8-K filed on May 2, 2000.

4-5	$3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-10 to Gannett Co., Inc.’s Form 10-Q filed on August 9, 2000.

4-6	Amendment Number One to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

4-7	Amendment Number Two to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-12 to Gannett Co., Inc.’s Form 10-Q for the quarter ended July 2, 2001.

4-8	Form of 4.950% Note due 2005.	Incorporated by reference to Exhibit 4.13 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-9	Form of 5.500% Note due 2007.	Incorporated by reference to Exhibit 4.14 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-10	Form of 6.375% Note due 2012.	Incorporated by reference to Exhibit 4.15 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-11	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-12	Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002, among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclays Bank PLC, as Documentation Agent (the “2002 Credit Agreement”).	Incorporated by reference to Exhibit 10.11 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-13	First Amendment, dated as of February 28, 2003 and effective as of March 17, 2003 to the 2002 Credit Agreement.	Attached.

10-3	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333-04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-4	Description of supplemental insurance benefits.*	Attached.

10-5	Gannett Supplemental Retirement Plan Restatement dated February 1, 2003.*	Attached.

10-6	Gannett Co., Inc. Retirement Plan for Directors.*	Incorporated by reference to Exhibit 10-10 to the 1986 Form 10-K. 1991 Amendment incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 29, 1991. Amendment to Gannett Co., Inc. Retirement Plan for Directors dated October 31, 1996, incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1996.

10-7	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003.*	Attached.

10-8	Gannett Co., Inc. Transitional Compensation Plan.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001. Amendment dated December 3, 2002 attached.

10-9	Employment Agreement dated January 1, 2001 between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-9 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-10	Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit No. 4 to Gannett Co., Inc.’s Registration Statement on Form S-8 (Registration No. 333- 60402). Amendment No. 1 incorporated by reference to Exhibit 10-10 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001.

10-11	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Attached.

10-12	Gannett U.K. Limited Share Incentive Plan.*	Attached.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Independent Accountants.	Attached.

99-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

99-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

For purposes of the incorporation by reference of documents as Exhibits, all references to Form 10-K or 10-Q of Gannett Co., Inc. refer to Forms 10-K and 10-Q filed with the Commission under Commission file number 1-6961.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2002 Form 10-K.

ADVERTISING LINAGE - Measurement term for the volume of space sold as advertising in the company’s newspapers; refers to number of column inches, with each newspaper page composed of five to six columns.

BALANCE SHEET - A summary statement that reflects the company’s assets, liabilities and shareholders’ equity at a particular point in time.

BROADCASTING REVENUES - Primarily amounts charged to customers for commercial advertising aired on the company’s television stations (as well as radio stations prior to 1999).

CIRCULATION - The number of newspapers sold to customers each day (“paid circulation”). The company keeps separate records of morning, evening and Sunday circulation.

CIRCULATION REVENUES - Amounts charged to newspaper readers or distributors reduced by the amount of cash discounts. Charges vary from city to city and depend on the type of sale (i.e., subscription or single copy) and distributor arrangements.

COMPARABLE BASIS - The company’s operating results stated as if Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” had been adopted at the beginning of 1997. See further discussion of accounting change on page 18 and Note 3 on page 38.

COMPREHENSIVE INCOME - The change in equity (net assets) of the company from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items previously reported directly in shareholders’ equity, principally the foreign currency translation adjustment.

CURRENT ASSETS - Cash and other assets that are expected to be converted to cash within one year.

CURRENT LIABILITIES - Amounts owed that will be paid within one year.

DEPRECIATION - A charge against the company’s earnings that allocates the cost of property, plant and equipment over the estimated useful lives of the assets.

DISCONTINUED OPERATIONS - A principal business that has been sold and is reported separately from continuing operations in the statement of income.

DIVIDEND - Payment by the company to its shareholders of a portion of its earnings.

EARNINGS PER SHARE (basic) - The company’s earnings divided by the average number of shares outstanding for the period.

EARNINGS PER SHARE (diluted) - The company’s earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding stock options and stock incentive rights.

GOODWILL - In a business purchase, this represents the excess of amounts paid over fair value of tangible and other identified intangible assets acquired. The company adopted a new accounting standard on Dec. 31, 2001, the first day of fiscal 2002, under which goodwill is only written off if it is considered to be impaired. (Also see “Purchase.”)

INVENTORIES - Raw materials, principally newsprint, used in the business.

NEWSPAPER ADVERTISING REVENUES - Amounts charged to customers for space (“advertising linage”) purchased in the company’s newspapers. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.

OPERATING CASH FLOW - Operating income adjusted for major non-cash expenses, depreciation and amortization of intangible assets.

PRO FORMA - A manner of presentation intended to improve comparability of financial results; it assumes business purchases/dispositions were completed at the beginning of the earliest period discussed (i.e., results are compared for all periods but only for businesses presently owned).

PURCHASE - A business acquisition. The acquiring company records at its cost the acquired assets less liabilities assumed. The reported income of an acquiring company includes the operations of the acquired company from the date of acquisition.

RESULTS OF CONTINUING OPERATIONS - A key section of the statement of income which presents operating results for the company’s principal ongoing businesses (newspaper and broadcasting).

RETAINED EARNINGS - The earnings of the company not paid out as dividends to shareholders.

STATEMENT OF CASH FLOWS - A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in the company’s cash and cash equivalents.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - A statement that reflects changes in the common stock, retained earnings and other equity accounts.

STATEMENT OF INCOME - A financial statement that reflects the company’s profit by measuring revenues and expenses.

STOCK OPTION - An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.