Form 10-Q
period 2003-03-30
GANNETT CO INC /DE/
filed 2003-05-06
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6961

GANNETT CO., INC.
(Exact name of registrant as specified in charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization of Registrant)	16-0442930 (I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia (Address of principal executive offices)	22107-0910 (Zip Code)

Registrant’s telephone number, including area code: (703) 854-6000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The total number of shares of the registrant’s Common Stock, $1.00 par value, as of April 28, 2003, was 268,604,936.

PART I.  FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

     Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were 93 cents for the first quarter of 2003 versus 91 cents per share for the same period last year. For the first three months of 2003, net income rose 3% to $249.8 million and operating income increased 2% to $411.0 million. Operating revenues were $1.55 billion for the first quarter, a 3% increase over the same period last year.

Newspaper Results

     Reported newspaper publishing revenues increased $48.1 million or 4% for the first three months of 2003 as compared to the first quarter of 2002. Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 72% and 22%, respectively, of total newspaper revenues for the first quarter 2003. Ad revenues also include those derived from advertising placed with newspaper Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses and also include earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson. The table below presents these components of reported revenues for the first quarter of 2003 and 2002.

Newspaper operating revenues, in thousands of dollars

First Quarter	2003	2002	% Change

Newspaper advertising	$1,006,047	$969,803	4
Newspaper circulation	302,431	299,262	1
Commercial printing and other	85,591	76,907	11

Total	$1,394,069	$1,345,972	4

     The table below presents the components of reported newspaper advertising revenues for the first quarter of 2003 and 2002.

Advertising revenues, in thousands of dollars

First Quarter	2003	2002	% Change

Local	$415,085	$404,062	3
National	162,752	159,155	2
Classified	428,210	406,586	5

Total ad revenue	$1,006,047	$969,803	4

     Newspaper advertising revenues rose $36.2 million or 4% primarily due to gains in local and classified advertising. Circulation revenues gained $3.2 million or 1% for the first quarter. Other newspaper revenues rose $8.7 million or 11% primarily because of higher commercial printing volume. A higher foreign exchange rate in 2003 for Newsquest operations favorably impacted revenue comparisons.

     In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Pro forma basis means that these results are presented as if all properties owned at the end of the first quarter of 2003 were owned throughout the periods presented. For Newsquest, advertising revenue is reflected in the amounts below, however, advertising linage and preprint distribution statistics are not included.

Advertising revenues, in thousands of dollars (pro forma)

First Quarter	2003	2002	% Change

Local	$416,988	$407,069	2
National	163,024	159,560	2
Classified	429,282	408,534	5

Total ad revenue	$1,009,294	$975,163	4

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter	2003	2002	% Change

Local	8,697	8,901	(2)
National	934	872	7
Classified	13,761	13,194	4

Total Run-of-Press linage	23,392	22,967	2

Preprint distribution	2,569	2,306	11

     The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

First Quarter	2003	2002

Pro forma ad revenues	$1,009,294	$975,163
Add: Effect of properties sold	—	603
Less: Effect of properties acquired	(3,247)	(5,963)

As reported ad revenues	$1,006,047	$969,803

     For the first three months of 2003, reported and pro forma local advertising revenues rose 3% and 2%, respectively, with pro forma linage down 2%. Local ad revenues benefited from revenue gains from small- and medium-sized advertisers and from revenues generated from new publishing products.

     Reported and pro forma national advertising revenues advanced 2% for the first quarter on a 7% volume increase. At USA TODAY, advertising revenues increased 1% despite diminished demand for travel-related advertising as a result of uncertainties leading up to and during the war in Iraq.

     Reported and pro forma classified ad revenues gained 5% with pro forma linage up 4%. Gains in classified ad revenues were driven by the automotive and real estate categories, which increased 5% and 10%, respectively. Employment ad revenues fell 1% for the quarter.

     Circulation revenues, as reported and pro forma, increased 1% for the first quarter. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, fell 1% in the first quarter. Sunday net paid circulation was down less than 1% from the same period last year. USA TODAY reported an average daily paid circulation of 2,249,717 in the ABC Publisher’s Statement for the 26 weeks ended March 30, 2003, a 2% increase over the comparable period a year ago.

     For the first three months of 2003, reported newspaper operating expenses rose $30.3 million or 3% primarily as a result of higher pension and other employee benefit costs and increased commercial printing expenses. A higher foreign exchange rate in 2003 for Newsquest operations adversely impacted expense comparisons. Newsprint expense for the first quarter was even with the same period last year as a 4% increase in consumption was offset by lower newsprint prices. The increase in newsprint consumption was driven by higher commercial printing volume.

     Operating income for the quarter rose $17.8 million or 5% reflecting local and classified advertising revenue gains partially offset by higher pension and other employee benefit costs and increased commercial printing expenses.

Television Results

     In the first quarter, television revenues declined $9.0 million or 5% due to expanded war coverage and the reluctance of advertisers to spend in the weeks leading up to the war. In addition, the first quarter of 2002 benefited from Winter Olympic-related advertising. National revenues fell 6% and local revenues fell 5% for the first quarter of 2003 as compared to the first quarter of 2002. Operating expenses declined slightly in the first quarter as lower programming and sales costs were partially offset by increased pension and other benefit costs. Operating income fell $8.8 million or 12% due to revenue losses caused by the war and the absence of Winter Olympic-related advertising from the first quarter of 2002.

Operating Cash Flow

     The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $9.3 million or 2% to $467.1 million for the first quarter, reflecting improved newspaper segment results. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 8 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

     The company’s interest expense rose $7.4 million or 26%, reflecting higher rates partially offset by lower debt levels. In March 2002, the company refinanced $1.8 billion in commercial paper obligations with the issuance of fixed rate unsecured notes. The daily average outstanding balance of commercial paper was $2.5 billion during the first quarter 2003 and $4.5 billion during the first quarter 2002. The weighted average interest rate on commercial paper was 1.3% and 1.8% for the first quarter 2003 and 2002, respectively.

     Because the company has $2.6 billion in commercial paper obligations at March 30, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.0 million.

     During the first quarter of 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and five other daily newspapers in nearby New Mexico that were contributed by Media News Group. In exchange for its contribution, the company received a 66% interest in the partnership.

     In accordance with generally accepted accounting principles, the company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income and was partially offset by other non-operating charges, including those for the write-down of minority interest investments in Internet businesses.

     The company’s effective income tax rate was 34.2% and 34.4% for the first quarter 2003 and 2002, respectively.

Net Income

     Net income for the first quarter advanced $6.3 million or 3% and earnings per diluted share increased to 93 cents from 91 cents, a 2% increase. The weighted average number of diluted shares outstanding for the first quarter of 2003 totaled 270,059,000, compared to 268,546,000 for the first quarter of 2002. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity and Capital Resources

     The company’s cash flow from operating activities was $402.0 million for the first three months of 2003, reflecting solid newspaper and television results. Cash flow from operating activities was $260.0 million for the first quarter of 2002. Cash flow was reduced in the first quarter of 2002 because of the payment of 2001 federal income taxes, which were delayed from the normal due dates in 2001, as permitted by the Internal Revenue Service rules.

     Cash used by the company for investing activities totaled $52.6 million for the three months ended March 30, 2003. Of this amount, capital expenditures totaled $43.9 million for the first quarter, compared to $57.8 million in the first quarter last year.

     Cash used by the company for financing activities totaled $48.4 million, reflecting the payment of the fourth quarter 2002 dividend of $64.3 million partially offset by proceeds from the exercise of stock options. The company’s regular quarterly dividend of $0.24 per share, which was declared in the first quarter of 2003, totaled $64.4 million and was paid on April 1, 2003.

     Working capital increased $210.0 million from the end of the year 2002 reflecting an increase in cash and equivalents partially offset by lower receivables due to seasonal trends in revenues. The increase in cash and equivalents is due to the purchase of British pounds in the weeks ahead of the SMG publishing acquisition closing (see discussion in “Other Matters” below), which occurred in early April 2003. The company’s commercial paper obligations also increased due to the purchase of the publishing business of SMG.

     The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $5.3 million at the end of the first quarter versus $56.0 million at the end of 2002, reflecting a weakening of Sterling against the U.S. dollar at the end of the first quarter of 2003 versus the end of year 2002. Newsquest’s assets and liabilities at March 30, 2003 were translated from Sterling to U.S. dollars at an exchange rate of $1.57 versus $1.60 at the end of 2002. Newsquest’s financial results were translated at an average rate of $1.60 for the first quarter of 2003 versus $1.43 for the first quarter of 2002.

     The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first three months of 2003 would have decreased approximately 1%.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $120 million at March 30, 2003.

Other Matters

     In early April 2003, the company completed its acquisition of the publishing business of SMG plc for £216 million (approximately U.S. $340 million). SMG Publishing consists of three Scottish newspapers, eleven specialty consumer and business-to-business magazine titles, and an online advertising and content business.

     In late March 2003, the company entered into an agreement with Independent News and Media Limited for the acquisition of its Greater London regional publishing business (“Independent Regionals Business”) for £60 million (approximately U.S. $94 million). The Independent Regionals Business consists of 45 Greater London regional newspapers, including the Post Newspaper Series and the Kentish Times Newspaper Series. The acquisition is subject to the approval of the Secretary of State for Trade and Industry in the United Kingdom. Closing of this transaction is expected near the end of the second quarter or early in the third quarter of 2003.

Certain Factors Affecting Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q contain forward-looking information. The words “expect”, “intend”, “believe”, “anticipate”, “likely”, “will” and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

     Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continued economic downturn in some or all of the company’s principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Mar. 30, 2003	Dec. 29, 2002

ASSETS
Current assets
Cash and cash equivalents	$393,048	$90,374
Trade Receivables, less allowance (2003 - $37,454; 2002 - $36,610)	737,318	827,398
Inventories	122,122	101,189
Prepaid expenses and other receivables	107,841	114,118

Total current assets	1,360,329	1,133,079

Property, plant and equipment
Cost	4,429,595	4,422,767
Less accumulated depreciation	(1,903,657)	(1,887,762)

Net property, plant and equipment	2,525,938	2,535,005

Intangible and other assets
Goodwill	8,879,510	8,822,299
Other intangible assets, less accumulated amortization	104,977	98,807
Investments and other assets	1,145,302	1,143,824

Total intangible and other assets	10,129,789	10,064,930

Total assets	$14,016,056	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Mar. 30, 2003	Dec. 29, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$272,095	$327,742
Compensation, interest and other accruals	287,007	287,873
Dividends payable	64,566	64,443
Income taxes	185,348	121,276
Deferred income	166,856	157,291

Total current liabilities	975,872	958,625

Deferred income taxes	695,623	678,541
Long-term debt	4,538,721	4,547,265
Postretirement medical and life insurance liabilities	377,955	378,855
Minority interest	90,732	—
Other long-term liabilities	263,584	257,933

Total liabilities	6,942,487	6,821,219

Shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	294,024	279,778
Retained earnings	8,683,459	8,498,015
Accumulated other comprehensive (loss) income	(5,548)	44,190

	9,296,356	9,146,404

Less treasury stock, 56,029,284 shares and 56,511,046 shares, respectively, at cost	(2,221,484)	(2,231,557)
Deferred compensation related to ESOP	(1,303)	(3,052)

Total shareholders’ equity	7,073,569	6,911,795

Total liabilities and shareholders’ equity	$14,016,056	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	Mar. 30, 2003	Mar. 31, 2002	(Dec)

Net Operating Revenues:
Newspaper advertising	$1,006,047	$969,803	3.7
Newspaper circulation	302,431	299,262	1.1
Television	158,176	167,186	(5.4)
Other	85,591	76,907	11.3

Total	1,552,245	1,513,158	2.6

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	836,622	807,116	3.7
Selling, general and administrative expenses, exclusive of depreciation	248,571	248,331	0.1
Depreciation	54,229	53,369	1.6
Amortization of intangible assets	1,830	1,833	(0.2)

Total	1,141,252	1,110,649	2.8

Operating income	410,993	402,509	2.1

Non-operating income (expense):
Interest expense	(36,109)	(28,754)	25.6
Other	4,852	(2,292)	****

Total	(31,257)	(31,046)	0.7

Income before income taxes	379,736	371,463	2.2
Provision for income taxes	129,900	127,900	1.6

Net income	$249,836	$243,563	2.6

Net income per share-basic	$0.93	$0.92	1.1

Net income per share-diluted	$0.93	$0.91	2.2

Dividends per share	$0.24	$0.23	4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Mar. 30, 2003	Mar. 31, 2002

Cash flows from operating activities:
Net Income	$249,836	$243,563
Adjustments to reconcile net income to operating cash flows:
Depreciation	54,229	53,369
Amortization of intangibles	1,830	1,833
Deferred income taxes	4,998	23,298
Other, net	91,208	(62,051)

Net cash flow from operating activities	402,101	260,012

Cash flows from investing activities:
Purchase of property, plant and equipment	(43,947)	(57,755)
Payments for acquisitions, net of cash acquired	—	(3,200)
Payments for investments	(11,863)	(9,173)
Proceeds from investments	2,489	40,696
Proceeds from sale of certain assets	749	2,243

Net cash used for investing activities	(52,572)	(27,189)

Cash flows from financing activities
Net payment of long-term debt, net of debt issuance fees	(8,544)	(236,928)
Dividends paid	(64,269)	(60,903)
Proceeds from issuance of common stock	24,346	35,635

Net cash used for financing activities	(48,467)	(262,196)

Effect of currency rate change	1,612	(1,026)

Net increase in cash and cash equivalents	302,674	(30,399)
Balance of cash and cash equivalents at beginning of year	90,374	140,629

Balance of cash and cash equivalents at end of first quarter	$393,048	$110,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2003

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 30, 2003, and the comparative period of 2002, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

2.  Stock-based Compensation

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

     SFAS No. 123 establishes a fair value-based method of accounting for employee stock-based compensation plans. The company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Had compensation cost for the company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below:

First Quarter		2003	2002

Net income as reported		$249,836	$243,563
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,682	13,582

Pro forma net income		$233,154	$229,981

Earnings per share:
	Basic — as reported	$0.93	$0.92

	Basic — pro forma	$0.87	$0.86

	Diluted — as reported	$0.93	$0.91

	Diluted — pro forma	$0.86	$0.86

3.  Acquisitions and Dispositions

     During the first quarter of 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and five other daily newspapers in nearby New Mexico that were contributed by Media News Group. In exchange for its contribution, the company received a 66% interest in the partnership. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income and was partially offset by other non-operating charges, including those for the write-down of minority interest investments in Internet businesses. This acquisition did not significantly affect newspaper operating results for the first quarter.

4.  Goodwill and other intangible assets

     On Dec. 31, 2001, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. The company performed an impairment test of its goodwill and determined that no impairment of goodwill existed at Dec. 29, 2002. Intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment.

     The following table displays the intangible assets that are subject to amortization and the intangible assets that are not subject to amortization as of Mar. 30, 2003, and Dec. 29, 2002:

Goodwill and other intangible assets are as follows:

	Mar. 30, 2003		Dec. 29, 2002

		Accumulated		Accumulated
(in thousands of dollars)	Cost	Amortization	Cost	Amortization

Amortized intangible assets:
Subscriber lists	$117,800	$12,823	$109,800	$10,993

Unamortized intangible assets:
Goodwill	$8,879,510	$—	$8,822,299	$—

     As of March 30, 2003, Newspaper goodwill was $7.4 billion and Television goodwill was $1.5 billion. Goodwill increased primarily due to the Texas-New Mexico Newspapers Partnership transaction as described in Note 3.

     Amortization expense for subscriber lists was $1.8 million in the quarter ended March 30, 2003. Subscriber lists are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $7.8 million.

5.  Long-term debt

     In March 2003, the company renewed and downsized a 364-day facility that was part of a revolving credit agreement entered into in March 2002. The $1.2 billion 364-day facility extends to March 2004. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option.

     At March 30, 2003, the company had a total of $4.095 billion of credit available under two revolving credit agreements. At December 29, 2002, the company had a total of $4.305 billion of credit available under two revolving credit agreements. As a result of these two credit agreements, commercial paper is carried on the balance sheet as long-term debt.

     Approximate annual maturities of long-term debt, assuming that the company used the $4.095 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	Mar. 30, 2003

2005	$1,869,394
2006	13,947
2007	2,061,007
2008	86,665
Later years	507,708

Total	$4,538,721

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.71 billion at March 30, 2003.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $120 million at March 30, 2003.

6.  Comprehensive Income

     Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Comprehensive income totaled $200.1 million for the first quarter of 2003 and $221.7 million for the first quarter of 2002. Net income totaled $249.8 million and other comprehensive losses totaled $49.7 million in 2003. Net income totaled $243.6 million and other comprehensive losses totaled $21.9 million in 2002.

7.  Outstanding Shares

     The weighted average number of common shares outstanding (basic) in the first quarter totaled 268,179,000 compared to 266,182,000 for the first quarter of 2002. The weighted average number of diluted shares outstanding in the first quarter totaled 270,059,000 compared to 268,546,000 for the first quarter of 2002.

8.  Business Segment Information

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen weeks ended		% Inc
	March 30, 2003	March 31, 2002	(Dec)

Net Operating Revenues:
Newspaper publishing	$1,394,069	$1,345,972	3.6
Television	158,176	167,186	(5.4)

Total	$1,552,245	$1,513,158	2.6

Operating Income (net of depreciation and amortization):
Newspaper publishing	$362,485	$344,703	5.2
Television	63,955	72,769	(12.1)
Corporate	(15,447)	(14,963)	(3.2)

Total	$410,993	$402,509	2.1

Depreciation and Amortization:
Newspaper publishing	$45,582	$45,235	0.8
Television	6,571	6,417	2.4
Corporate	3,906	3,550	10.0

Total	$56,059	$55,202	1.6

Operating Cash Flow (1):
Newspaper publishing	$408,067	$389,938	4.6
Television	70,526	79,186	(10.9)
Corporate	(11,541)	(11,413)	(1.1)

Total	$467,052	$457,711	2.0

(1)  Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.

     A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Quarter Ended Mar. 30, 2003

	Newspaper			Consolidated
(in thousands)	Publishing	Television	Corporate	Total

Operating cash flow	$408,067	$70,526	$(11,541)	$467,052
Less:
Depreciation	(43,752)	(6,571)	(3,906)	(54,229)
Amortization	(1,830)	—	—	(1,830)

Operating income	$362,485	$63,955	$(15,447)	$410,993

Quarter Ended Mar. 31, 2002

	Newspaper			Consolidated
(in thousands)	Publishing	Television	Corporate	Total

Operating cash flow	$389,938	$79,186	$(11,413)	$457,711
Less:
Depreciation	(43,402)	(6,417)	(3,550)	(53,369)
Amortization	(1,833)	—	—	(1,833)

Operating income	$344,703	$72,769	$(14,963)	$402,509

9.  Accounting Pronouncements

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was effective for exit or disposal activities that are initiated after December 31, 2002. The company had no significant exit or disposal activities in 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first three months of 2003 would have decreased approximately 1%.

     Because the company has $2.6 billion in commercial paper obligations at March 30, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.0 million.

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.71 billion at March 30, 2003.

Item 4.  Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Exhibit Index for list of exhibits filed with this report.

(b)	Form 8-K

Current Report on Form 8-K filed February 6, 2003, in connection with Regulation FD disclosures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

Date: May 6, 2003	/s/George R. Gavagan George R. Gavagan Vice President and Controller

Date: May 6, 2003	/s/Thomas L. Chapple Thomas L. Chapple Senior Vice President, Chief Administrative Officer and General Counsel

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ Douglas H. McCorkindale
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ Gracia C. Martore
Gracia C. Martore
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc. (reflects all amendments through July 23, 2002)	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2002.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. Supplemental Retirement Plan Restatement dated February 1, 2003.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-2	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

Exhibit
Number	Description	Location

10-3	First Amendment, dated as of February 28, 2003 and effective as of March 17, 2003 to the Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002 among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclays Bank PLC, as Documentation Agent.	Incorporated by reference to Exhibit 4-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

11	Statement re: computation of earnings per share.	Attached.

99-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

99-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

     The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.