Form 10-Q
period 2003-06-29
GANNETT CO INC /DE/
filed 2003-08-05
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6961

GANNETT CO., INC.
(Exact name of registrant as specified in charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization of Registrant) 7950 Jones Branch Drive, McLean, Virginia (Address of principal executive offices)	16-0442930 (I.R.S. Employer Identification No.) 22107-0910 (Zip Code)

Registrant’s telephone number, including area code: (703) 854-6000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of August 1, 2003, was 269,705,112.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

     Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.20 for the second quarter of 2003 versus $1.13 per share for the same period last year. For the year-to-date, earnings per diluted share were $2.12 versus $2.04 per share.

     Net income rose 7% to $324.3 million for the quarter and 5% to $574.1 million for the year-to-date. Operating income increased 5% to $528.1 million for the quarter and 4% to $939.1 million for the year-to-date.

     Operating revenues were $1.7 billion for the second quarter, a 6% increase over the same period last year. For the first six months, operating revenue increased by $131.2 million or 4% to $3.3 billion.

Newspaper Results

     Reported newspaper publishing revenues increased $90.7 million or 6% for the second quarter of 2003 as compared to the second quarter of 2002 and rose $138.8 million or 5% for the year-to-date. Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 74% and 20%, respectively, of total newspaper revenues for the second quarter of 2003 and 73% and 21% for the year-to-date period. Ad revenues also include those derived from advertising placed with newspaper Internet sites. Other newspaper publishing revenues are mainly from commercial printing businesses and also include earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson. The tables below present these components of reported revenues for the second quarter and first six months of 2003 and 2002.

Newspaper operating revenues, in thousands of dollars

Second Quarter	2003	2002	% Change

Newspaper advertising	$1,115,381	$1,045,938	7
Newspaper circulation	303,180	293,990	3
Commercial printing and other	93,995	81,963	15

Total	$1,512,556	$1,421,891	6

Year-to-date	2003	2002	% Change

Newspaper advertising	$2,121,428	$2,015,741	5
Newspaper circulation	605,611	593,252	2
Commercial printing and other	179,586	158,870	13

Total	$2,906,625	$2,767,863	5

     The table below presents the components of reported newspaper advertising revenues for the second quarter and the first six months of 2003 and 2002.

Advertising revenues, in thousands of dollars

Second Quarter	2003	2002	% Change

Local	$462,598	$434,381	6
National	183,371	173,785	6
Classified	469,412	437,772	7

Total ad revenue	$1,115,381	$1,045,938	7

Year-to-date	2003	2002	% Change

Local	$877,683	$838,442	5
National	346,123	332,940	4
Classified	897,622	844,359	6

Total ad revenue	$2,121,428	$2,015,741	5

     Newspaper advertising revenues improved by $69.4 million or 7% for the quarter and $105.7 million or 5% for the year-to-date, primarily from gains in local and classified advertising, the acquisition of the publishing businesses of Scottish Media Group (“Newsquest Scotland”) and the establishment of the Texas-New Mexico Newspapers Partnership (“Texas-New Mexico”). Circulation revenues rose $9.2 million or 3% for the quarter and $12.4 million or 2% for the year-to-date. Other newspaper revenues increased $12.0 million or 15% and $20.7 million or 13% for the year-to-date, primarily because of higher commercial printing volume. A higher foreign exchange rate for UK Sterling in 2003 for Newsquest operations favorably impacted revenue comparisons.

     In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Pro forma basis means that these results are presented as if all properties owned at the end of the second quarter of 2003 were owned throughout the periods presented. For Newsquest, advertising revenue is reflected in the amounts below, however, advertising linage and preprint distribution statistics are not included.

Advertising revenues, in thousands of dollars (pro forma)

Second Quarter	2003	2002	% Change

Local	$462,667	$442,205	5
National	183,522	177,000	4
Classified	469,225	452,641	4

Total ad revenue	$1,115,414	$1,071,846	4

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter	2003	2002	% Change

Local	9,604	9,686	(1)
National	1,072	982	9
Classified	15,194	14,797	3

Total Run-of-Press linage	25,870	25,465	2

Preprint distribution	2,805	2,536	11

Advertising revenues, in thousands of dollars (pro forma)

Year-to-date	2003	2002	% Change

Local	$884,245	$853,029	4
National	349,345	339,598	3
Classified	912,665	872,978	5

Total ad revenue	$2,146,255	$2,065,605	4

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date	2003	2002	% Change

Local	18,301	18,588	(2)
National	2,006	1,854	8
Classified	28,955	27,990	3

Total Run-of-Press linage	49,262	48,432	2

Preprint distribution	5,374	4,842	11

     The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Second Quarter	2003	2002	% Change

Pro forma ad revenues	$1,115,414	$1,071,846	4
Add: Effect of dispositions		692
Less: Effect of acquisitions	(33)	(26,600)

As reported ad revenues	$1,115,381	$1,045,938	7

Year-to-date	2003	2002	% Change

Pro forma ad revenues	$2,146,255	$2,065,605	4
Add: Effect of dispositions		1,295
Less: Effect of acquisitions	(24,827)	(51,159)

As reported ad revenues	$2,121,428	$2,015,741	5

     For the second quarter of 2003, reported and pro forma local advertising revenues rose 6% and 5%, respectively, with pro forma linage down 1%. For the year-to-date, reported and pro forma local advertising revenues increased 5% and 4%, respectively, with pro forma linage 2% below last year. Local ad revenues benefited from strong preprint ad demand and advertising growth in non-daily publications.

     Reported and pro forma national advertising revenues rose 6% and 4%, respectively, for the second quarter on a 9% pro forma volume increase. Year-to-date, reported and pro forma national advertising revenues gained 4% and 3%, respectively, with pro forma linage up 8%, reflecting improvement at certain of the company’s domestic local newspapers. At USA TODAY, advertising revenues were flat as gains in the automotive, technology and telecom ad categories helped offset weakness in the travel and retail ad categories.

     Reported and pro forma classified ad revenues increased 7% and 4%, respectively, with pro forma linage up 3%, for the second quarter. For the year-to-date, reported and pro forma classified ad revenues were up 6% and 5% on a 3% gain in pro forma linage. Pro forma classified ad revenue gains were driven by strength in the automotive and real estate categories, which rose 5% and 12%, respectively. Employment ad revenues continued to be impacted by the jobless recovery and, on a pro forma basis, declined 6% for the quarter and 4% for the year-to-date. Overall, the company’s classified results from Newsquest were stronger than its domestic results.

     Circulation revenues, as reported, rose 3% for the second quarter, but were flat on a pro forma basis. Year-to-date, reported circulation revenues increased 2% and pro forma revenues rose 1%. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2% for the second quarter and 1% for the year-to-date. Sunday net paid circulation declined 1% from the comparable quarter of last year and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,249,717 in the ABC Publisher’s Statement for the 26 weeks ended March 30, 2003, a 2% increase over the comparable period a year ago.

     Reported newspaper operating expenses rose $67.4 million or 7% for the quarter and $97.7 million or 5% for the first six months, primarily as a result of the Newsquest Scotland and Texas-New Mexico transactions, increased commercial printing volume and higher pension and other employee benefit costs. The higher foreign exchange rate in 2003 for Newsquest operations adversely impacted expense comparisons. Newsprint expense for the second quarter and first six months increased 10% and 5%, respectively. Newsprint expenses were impacted by higher year-over-year prices and increased consumption due primarily to the aforementioned transactions and increased commercial printing activity.

     Operating income for the quarter rose $23.3 million or 5% and $41.0 million or 5% year-to-date. Operating income benefited from the Newsquest Scotland and Texas-New Mexico transactions as well as favorable foreign exchange rates tempered by increased newsprint expenses and employee benefit costs.

Television Results

     Television revenues increased $1.4 million or 1% for the quarter, but were down $7.6 million or 2% for the year-to-date due to diminished political spending and decreased advertising demand resulting from the war in Iraq. In addition, the first six months of 2002 benefited from Winter Olympic-related advertising. National revenues declined 4% and 5% for the quarter and year-to-date, respectively. Local revenues rose 4% compared to the second quarter of 2002, and were even for the year-to-date. Operating expenses were flat for the second quarter and year-to-date as lower programming and sales costs were partially offset by increased news, pension and other benefit costs. Operating income increased $1.1 million or 1% for the quarter and declined $7.7 million or 5% for the year-to-date.

Operating Cash Flow

     The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $26.0 million or 5% to $585.4 million for the second quarter and increased $35.3 million or 3% to $1.05 billion for the year-to-date. Operating cash flow gains were driven by the newspaper segment, which benefited from improved local and classified advertising revenues, recent acquisitions and favorable foreign exchange rates. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze, and compare the cash resources generated from its business segments in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP in the company’s consolidated statements of income, is presented in Note 8 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense/Provision for Income Taxes

     The company’s interest expense declined $4.8 million or 12% for the quarter, primarily due to lower average commercial paper levels and lower interest rates on commercial paper debt. For the year-to-date, interest expense was up $2.6 million or 4% due to increased interest expense from the fixed rate notes issued in March 2002, partially offset by decreased interest expense from the commercial paper debt. In March 2002, the company refinanced $1.8 billion in commercial paper obligations with the issuance of fixed rate unsecured notes. The daily average commercial paper balance outstanding was $2.6 billion and $2.8 billion during the second quarter of 2003 and 2002, respectively. The daily average outstanding balance of commercial paper was $2.6 billion during the first half of 2003 and $3.7 billion for the comparable period of 2002. The weighted average interest rate on commercial paper was 1.26% and 1.82% for the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, the weighted average interest rate was 1.28% and 1.82%, respectively.

     Because the company has $2.5 billion in commercial paper obligations at June 29, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $12.5 million.

     Other non-operating income reflects investment and currency gains offset by minority interest expense from the Texas-New Mexico Newspapers Partnership and other non-operating charges including losses from minority interest investments in Internet businesses.

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

     In accordance with generally accepted accounting principles, the company recorded this non-monetary transaction as two simultaneous but separate events in the first quarter; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the New Mexico newspapers through its investment in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income and was partially offset by other non-operating charges, including losses from minority interest investments in Internet businesses.

     The company’s effective income tax rate was 34.2% for the second quarter and first half of 2003 compared to 34.4% for the same periods last year.

Net Income

     Net income for the second quarter rose $20.4 million or 7% and earnings per diluted share increased to $1.20 from $1.13, a 6% increase. For the first six months, net income was up $26.7 million or 5% and earnings per diluted share increased to $2.12 from $2.04, a 4% increase. The weighted average number of diluted shares outstanding for the second quarter of 2003 totaled 271,281,000 compared to 269,473,000 for the second quarter of 2002. For the first six months of 2003 and 2002, the weighted average number of diluted shares outstanding totaled 270,582,000 and 269,013,000, respectively. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each quarter and year-to-date.

Liquidity and Capital Resources

     The company’s cash flow from operating activities was $696.8 million for the first six months of 2003, reflecting solid newspaper and television results. Cash flow from operating activities was $695.3 million for the first six months of 2002.

     Cash used by the company for investing activities totaled $455.2 million for the six months ended June 29, 2003. Capital expenditures totaled $101.0 million in the first six months of 2003, compared to $124.6 million in the first six months of last year. In the first six months of 2003, the company paid $353.3 million for the acquisition of Newsquest Scotland and several smaller businesses.

     Cash used by the company for financing activities totaled $202.1 million for the first six months of 2003. Of this amount, $145.5 million was used to pay down long-term debt, $128.6 million was used to pay dividends and $72.1 million was received from the exercise of stock options. The company’s regular quarterly dividend of $0.24 per share, which was declared in the second quarter of 2003, totaled $64.6 million and was paid on July 1, 2003.

     The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $135.0 million at the end of the second quarter versus $56.0 million at the end of 2002, reflecting a strengthening of British Sterling against the U.S. dollar at the end of the second quarter of 2003 versus the end of year 2002. Newsquest’s assets and liabilities at June 29, 2003 were translated from Sterling to U.S. dollars at an exchange rate of $1.65 versus $1.60 at the end of 2002. Newsquest’s financial results were translated at an average rate of $1.62 for the second quarter of 2003 versus $1.46 for the second quarter of 2002, and at an average rate of $1.61 for the first half of 2003 compared to $1.44 for the first six months of 2002.

     The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income would have decreased approximately 1% for the second quarter and for the year-to-date.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $113 million at June 29, 2003.

Recently Issued Accounting Pronouncements

     Refer to Note 9 of the Condensed Consolidated Financial Statements for further discussion of new accounting standards and their impact on earnings beginning in 2003.

Other Matters

     In early April 2003, the company completed its acquisition of the publishing business of SMG plc (“Newsquest Scotland”) for £216 million (U.S. $340 million). Newsquest Scotland consists of three Scottish newspapers, eleven specialty consumer and business-to-business magazine titles, and an online advertising and content business.

     In late March 2003, the company entered into an agreement with Independent News and Media Limited for the acquisition of its Greater London regional publishing business for £60 million (approximately U.S. $97 million). This regional publishing business consists of 45 Greater London regional newspapers, including the Post Newspaper Series and the Kentish Times Newspaper Series. The acquisition is subject to the approval of the Secretary of State for Trade and Industry in the United Kingdom. Closing of this transaction is expected in the second half of 2003.

     On August 5, 2003, the company’s board of directors declared a regular quarterly dividend of $0.25 per share. The quarterly dividend is payable on October 1, 2003 to shareholders of record on September 13, 2003.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	June 29, 2003	Dec. 29, 2002

ASSETS
Current assets
Cash and cash equivalents	$132,394	$90,374
Trade Receivables, less allowance (2003 - $41,581; 2002 - $36,610)	823,059	827,398
Inventories	115,898	101,189
Prepaid expenses and other receivables	107,913	114,118

Total current assets	1,179,264	1,133,079

Property, plant and equipment
Cost	4,533,306	4,422,767
Less accumulated depreciation	(1,946,805)	(1,887,762)

Net property, plant and equipment	2,586,501	2,535,005

Intangible and other assets
Goodwill	9,310,383	8,822,299
Other intangible assets, less accumulated amortization	110,814	98,807
Investments and other assets	1,105,534	1,143,824

Total intangible and other assets	10,526,731	10,064,930

Total assets	$14,292,496	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	June 29, 2003	Dec. 29, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$249,099	$327,742
Compensation, interest and other accruals	278,119	287,873
Dividends payable	64,839	64,443
Income taxes	158,956	121,276
Deferred income	165,381	157,291

Total current liabilities	916,394	958,625

Deferred income taxes	722,465	678,541
Long-term debt	4,401,738	4,547,265
Postretirement medical and life insurance liabilities	376,749	378,855
Minority interest	92,935	—
Other long-term liabilities	270,919	257,933

Total liabilities	6,781,200	6,821,219

Shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	320,740	279,778
Retained earnings	8,943,134	8,498,015
Accumulated other comprehensive income	124,136	44,190

	9,712,431	9,146,404

Less treasury stock, 55,055,415 shares and 56,511,046 shares, respectively, at cost	(2,201,060)	(2,231,557)
Deferred compensation related to ESOP	(75)	(3,052)

Total shareholders’ equity	7,511,296	6,911,795

Total liabilities and shareholders’ equity	$14,292,496	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended

	June 29, 2003	June 30, 2002	% Inc (Dec)

Net Operating Revenues:
Newspaper advertising	$1,115,381	$1,045,938	6.6
Newspaper circulation	303,180	293,990	3.1
Television	192,727	191,299	0.7
Other	93,995	81,963	14.7

Total	1,705,283	1,613,190	5.7

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	856,972	799,255	7.2
Selling, general and administrative expenses, exclusive of depreciation	262,917	254,534	3.3
Depreciation	55,078	53,362	3.2
Amortization of intangible assets	2,174	1,834	18.5

Total	1,177,141	1,108,985	6.1

Operating income	528,142	504,205	4.7

Non-operating income (expense):
Interest expense	(36,334)	(41,101)	(11.6)
Other	899	(81)	***

Total	(35,435)	(41,182)	(14.0)

Income before income taxes	492,707	463,023	6.4
Provision for income taxes	168,400	159,100	5.8

Net income	$324,307	$303,923	6.7

Net income per share-basic	$1.21	$1.14	6.1

Net income per share-diluted	$1.20	$1.13	6.2

Dividends per share	$0.24	$0.23	4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six weeks ended

	June 29, 2003	June 30, 2002	% Inc (Dec)

Net Operating Revenues:
Newspaper advertising	$2,121,428	$2,015,741	5.2
Newspaper circulation	605,611	593,252	2.1
Television	350,903	358,485	(2.1)
Other	179,586	158,870	13.0

Total	3,257,528	3,126,348	4.2

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,693,594	1,606,371	5.4
Selling, general and administrative expenses, exclusive of depreciation	511,488	502,865	1.7
Depreciation	109,307	106,731	2.4
Amortization of intangible assets	4,004	3,667	9.2

Total	2,318,393	2,219,634	4.4

Operating income	939,135	906,714	3.6

Non-operating income (expense):
Interest expense	(72,443)	(69,855)	3.7
Other	5,751	(2,373)	***

Total	(66,692)	(72,228)	(7.7)

Income before income taxes	872,443	834,486	4.5
Provision for income taxes	298,300	287,000	3.9

Net income	$574,143	$547,486	4.9

Net income per share-basic	$2.14	$2.05	4.4

Net income per share-diluted	$2.12	$2.04	3.9

Dividends per share	$0.48	$0.46	4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six weeks ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net Income	$574,143	$547,486
Adjustments to reconcile net income to operating cash flows:
Depreciation	109,307	106,731
Amortization of intangibles	4,004	3,667
Deferred income taxes	32,739	26,416
Other, net	(23,413)	10,987

Net cash flow from operating activities	696,780	695,287

Cash flows from investing activities:
Purchase of property, plant and equipment	(100,980)	(124,565)
Payments for acquisitions, net of cash acquired	(353,346)	(3,200)
Payments for investments	(15,733)	(14,413)
Proceeds from investments	6,421	42,409
Proceeds from sale of certain assets	8,401	3,616

Net cash used for investing activities	(455,237)	(96,153)

Cash flows from financing activities
Payment of long-term debt and debt issuance costs	(145,527)	(587,187)
Dividends paid	(128,629)	(122,198)
Proceeds from issuance of common stock	72,102	46,720

Net cash used for financing activities	(202,054)	(662,665)

Effect of currency rate change	2,531	1,611

Net increase (decrease) in cash and cash equivalents	42,020	(61,920)
Balance of cash and cash equivalents at beginning of year	90,374	140,629

Balance of cash and cash equivalents at end of second quarter	$132,394	$78,709

Certain amounts have been reclassified to conform with the current year presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 26-week periods ended June 29, 2003, and the comparative periods of 2002, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

2. Stock-based Compensation

     Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

     SFAS No. 123 establishes a fair value based method of accounting for employee stock-based compensation plans. The company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Had compensation cost for the company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below:

Second Quarter	2003	2002

Net income as reported	$324,307	$303,923
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	16,308	13,288

Pro forma net income	$307,999	$290,635

Earnings per share:
Basic — as reported	$1.21	$1.14

Basic — pro forma	$1.15	$1.09

Diluted — as reported	$1.20	$1.13

Diluted — pro forma	$1.14	$1.08

Year-to-date	2003	2002

Net income as reported	$574,143	$547,486
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32,990	26,870

Pro forma net income	$541,153	$520,616

Earnings per share:
Basic — as reported	$2.14	$2.05

Basic — pro forma	$2.02	$1.95

Diluted — as reported	$2.12	$2.04

Diluted — pro forma	$2.00	$1.94

3. Acquisitions and Dispositions

     During the first quarter of 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and five other daily newspapers in nearby New Mexico that were contributed by Media News Group. In exchange for its contribution, the company received a 66% interest in the partnership. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the New Mexico newspapers through its investment in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income and was partially offset by other non-operating charges, including losses from minority interest investments in Internet businesses. This acquisition did not significantly affect newspaper operating results for the first six months.

     In early April 2003, the company completed its acquisition of the publishing business of SMG plc (“Newsquest Scotland”) for £216 million (U.S. $340 million). In April 2003, the company began including the operations of Newsquest Scotland in the company’s consolidated operating results. Newsquest Scotland consists of three Scottish newspapers, eleven specialty consumer and business-to-business magazine titles, and an online advertising and content business. The company purchased 100% of the stock of the Newsquest Scotland businesses.

4. Goodwill and other intangible assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives, the company performed an impairment test of its goodwill and determined that no impairment of goodwill existed at Dec. 29, 2002. Intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment.

     The following table displays the intangible assets that are subject to amortization and the intangible assets that are not subject to amortization as of June 29, 2003, and Dec. 29, 2002:

     Goodwill and other intangible assets are as follows:

	June 29, 2003		Dec. 29, 2002

		Accumulated		Accumulated
(in thousands of dollars)	Cost	Amortization	Cost	Amortization

Amortized intangible assets:
Subscriber lists	$125,811	$14,997	$109,800	$10,993
Unamortized intangible assets:
Goodwill	$9,310,383	$—	$8,822,299	$—

     As of June 29, 2003, Newspaper goodwill was $7.8 billion and Television goodwill was $1.5 billion. Goodwill increased primarily due to the acquisition of Newsquest Scotland and the Texas-New Mexico Newspapers Partnership transaction as described in Note 3, in addition to currency fluctuations.

     Amortization expense for subscriber lists was $2.2 million in the quarter ended June 29, 2003 and $4.0 million year-to-date. Subscriber lists are amortized on a straight-line basis over 15 years. For 2003, amortization expense relating to the identified intangibles is expected to be approximately $8.3 million. For each of the next four years after 2003, amortization expense relating to identified intangibles is expected to be approximately $8.7 million.

5. Long-term debt

     In March 2003, the company renewed and downsized a 364-day facility that was part of a revolving credit agreement entered into in March 2002. The $1.2 billion 364-day facility extends to March 2004. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option.

     The company has revolving credit agreements for commercial paper backup and for general corporate purposes. At June 29, 2003, the company had a total of $4.1 billion of credit available under two revolving credit agreements. At December 29, 2002, the company had a total of $4.3 billion of credit available under two revolving credit agreements. As a result of these two credit agreements, commercial paper is carried on the balance sheet as long-term debt.

     Approximate annual maturities of long-term debt, assuming that the company used the $4.1 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	June 29, 2003

2004	$—
2005	1,736,672
2006	14,265
2007	2,061,255
2008	81,782
Later years	507,764

Total	$4,401,738

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.61 billion at June 29, 2003.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $113 million at June 29, 2003.

6. Comprehensive Income

     Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Comprehensive income totaled $454.0 million for the second quarter of 2003 and $379.5 million for the second quarter of 2002. Net income totaled $324.3 million and other comprehensive income totaled $129.7 million for the second quarter of 2003. Net income totaled $303.9 million and other comprehensive income totaled $75.6 million for the second quarter of 2002. Foreign currency translation adjustments were the most significant component of other comprehensive income in the second quarter of 2003 and 2002.

     Comprehensive income totaled $654.1 million for the first half of 2003 and $601.2 million for the first half of 2002. Net income totaled $574.1 million and other comprehensive income totaled $80.0 million for the first half of 2003. Net income totaled $547.5 million and other comprehensive income totaled $53.7 million for the first half of 2002. Foreign currency translation adjustments were the most significant component of other comprehensive income in the first six months of 2003 and 2002.

7. Outstanding Shares

     The weighted average number of common shares outstanding (basic) in the second quarter of 2003 totaled 268,847,000 compared to 266,785,000 for the second quarter of 2002. The weighted average number of diluted shares outstanding in the second quarter of 2003 totaled 271,281,000 compared to 269,473,000 for the second quarter of 2002.

     The weighted average number of common shares outstanding (basic) in the first half of 2003 totaled 268,513,000 compared to 266,483,000 for the first half of 2002. The weighted average number of diluted shares outstanding in the first half of 2003 totaled 270,582,000 compared to 269,013,000 for the first half of 2002.

8. Business Segment Information

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen weeks ended

	June 29, 2003	June 30, 2002	% Inc (Dec)

Net Operating Revenues:
Newspaper publishing	$1,512,556	$1,421,891	6.4
Television	192,727	191,299	0.7

Total	$1,705,283	$1,613,190	5.7

Operating Income (net of depreciation and amortization):
Newspaper publishing	$448,476	$425,225	5.5
Television	95,587	94,463	1.2
Corporate	(15,921)	(15,483)	(2.8)

Total	$528,142	$504,205	4.7

Depreciation and Amortization:
Newspaper publishing	$46,782	$45,315	3.2
Television	6,642	6,331	4.9
Corporate	3,828	3,550	7.8

Total	$57,252	$55,196	3.7

Operating Cash Flow (1):
Newspaper publishing	$495,258	$470,540	5.3
Television	102,229	100,794	1.4
Corporate	(12,093)	(11,933)	(1.3)

Total	$585,394	$559,401	4.6

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the discussion below for reconciliation of amounts to the Condensed Consolidated Statements of Income.

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six weeks ended

	June 29, 2003	June 30, 2002	% Inc (Dec)

Net Operating Revenues:
Newspaper publishing	$2,906,625	$2,767,863	5.0
Television	350,903	358,485	(2.1)

Total	$3,257,528	$3,126,348	4.2

Operating Income (net of depreciation and amortization):
Newspaper publishing	$810,961	$769,928	5.3
Television	159,542	167,232	(4.6)
Corporate	(31,368)	(30,446)	(3.0)

Total	$939,135	$906,714	3.6

Depreciation and Amortization:
Newspaper publishing	$92,364	$90,550	2.0
Television	13,213	12,748	3.6
Corporate	7,734	7,100	8.9

Total	$113,311	$110,398	2.6

Operating Cash Flow (1):
Newspaper publishing	$903,325	$860,478	5.0
Television	172,755	179,980	(4.0)
Corporate	(23,634)	(23,346)	(1.2)

Total	$1,052,446	$1,017,112	3.5

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the discussion below for reconciliation of amounts to the Condensed Consolidated Statements of Income.

     A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Condensed Consolidated Statements of Income and Business Segment Information, follows:

Thirteen Weeks
Ended June 29, 2003	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$495,258	$102,229	$(12,093)	$585,394
Less:
Depreciation	(44,608)	(6,642)	(3,828)	(55,078)
Amortization	(2,174)	—	—	(2,174)

Operating income	$448,476	$95,587	$(15,921)	$528,142

Thirteen Weeks
Ended June 30, 2002	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$470,540	$100,794	$(11,933)	$559,401
Less:
Depreciation	(43,481)	(6,331)	(3,550)	(53,362)
Amortization	(1,834)	—	—	(1,834)

Operating income	$425,225	$94,463	$(15,483)	$504,205

Twenty-six Weeks
Ended June 29, 2003	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$903,325	$172,755	$(23,634)	$1,052,446
Less:
Depreciation	(88,360)	(13,213)	(7,734)	(109,307)
Amortization	(4,004)	—	—	(4,004)

Operating income	$810,961	$159,542	$(31,368)	$939,135

Twenty-six Weeks
Ended June 30, 2002	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$860,478	$179,980	$(23,346)	$1,017,112
Less:
Depreciation	(86,883)	(12,748)	(7,100)	(106,731)
Amortization	(3,667)	—	—	(3,667)

Operating income	$769,928	$167,232	$(30,446)	$906,714

9. Accounting Pronouncements

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was effective for exit or disposal activities that are initiated after December 31, 2002. The company had no significant exit or disposal activities in 2003.

     SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued on April 30, 2003 and is effective for all derivative contracts entered into or modified after June 30, 2003. The company had no derivative contracts in 2003. This standard is not expected to have a material effect on the consolidated operating results.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued in May 2003 and is effective for all financial instruments entered into or modified after May 31, 2003. The company has no financial instruments that fall within the scope of SFAS No. 150 as of June 29, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first six months of 2003 would have decreased approximately 1%.

     Because the company has $2.5 billion in commercial paper obligations at June 29, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $12.5 million.

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.61 billion at June 29, 2003.

Item 4. Controls and Procedures

     Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of June 29, 2003 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders

(a)	The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 6, 2003.

(b)	The following directors were elected at the meeting:

H. Jesse Arnelle Solomon D. Trujillo Karen Hastie Williams

The following directors’ terms of office continued after the meeting:

Douglas H. McCorkindale James A. Johnson Donna E. Shalala	Meredith A. Brokaw Stephen P. Munn

(c)	(i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

	For	Withhold Authority

H. Jesse Arnelle	177,138,073	59,733,097
Solomon D. Trujillo	231,229,629	5,641,541
Karen Hastie Williams	221,980,651	14,890,519

(ii) The proposal to elect PricewaterhouseCoopers LLP as the company’s independent auditor was approved. Tabulation of the votes for the proposal is as follows:

	For	Withhold Authority	Abstain

Election of independent auditors	227,724,429	7,731,138	1,415,603

(iii) The proposal to amend the 2001 Omnibus Incentive Compensation Plan was approved. Tabulation of the votes for the proposal is as follows:

	For	Withhold Authority	Abstain

Amendment of Omnibus Incentive Plan	195,769,829	38,942,633	2,158,708

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Exhibit Index for list of exhibits filed with this report.

(b)	Form 8-K

(i)	Current Report on Form 8-K furnished April 3, 2003, in connection with Regulation FD disclosures.

(ii)	Current Report on Form 8-K furnished April 15, 2003, in connection with Regulation FD disclosures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

     Date: August  5, 2003

/s/ George R. Gavagan

George R. Gavagan Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc. (reflects all amendments through July 21, 2003)	Attached.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. Supplemental Retirement Plan Restatement dated February 1, 2003.*	Attached.

10-2	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through May 6, 2003).*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Registration Statement on Form S-8 (Reg. No. 333-107240), filed July 22, 2003.

Exhibit
Number	Description	Location

10-3	Omnibus Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.1 to Gannett Co., Inc.’s Registration Statement on Form S-8 (Reg. No. 333- 105029), filed May 6, 2003.

10-4	Consulting Contract dated May 21, 2003 between Gannett Co., Inc. and Larry F. Miller*	Attached.

11	Statement re: computation of earnings per share.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

     The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.