Form 10-Q
period 2003-09-28
GANNETT CO INC /DE/
filed 2003-11-03
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of October 30, 2003, was 271,062,311.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

     Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.03 for the third quarter of 2003 versus $0.99 per share for the same period last year. For the first nine months of 2003, earnings per diluted share were $3.15 versus $3.02 for the same interval in 2002.

     Net income rose 5% to $279.0 million for the quarter and 5% to $853.2 million for the year-to-date. Operating income increased 3% to $462.5 million for the quarter and 3% to $1.4 billion for the year-to-date.

     Operating revenues were $1.6 billion for the third quarter, a 4% increase over the same period last year. For the first nine months, operating revenue increased by $192.8 million or 4% to $4.9 billion.

Newspaper Results

     Reported newspaper publishing revenues increased $73.3 million or 5% for the third quarter of 2003 as compared to the third quarter of 2002 and rose $212.1 million or 5% for the year-to-date. Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 21%, respectively, of total newspaper revenues for the third quarter of 2003 and for the year-to-date period. Ad revenues also include those derived from advertising placed with newspaper Internet sites. Other newspaper publishing revenues are mainly from commercial printing businesses and also include earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson. The tables below present these components of reported revenues for the third quarter and first nine months of 2003 and 2002.

Newspaper operating revenues, in thousands of dollars

Third Quarter	2003	2002	% Change

Newspaper advertising	$1,067,039	$1,006,923	6
Newspaper circulation	300,277	292,659	3
Commercial printing and other	91,665	86,058	7

Total	$1,458,981	$1,385,640	5

Year-to-date	2003	2002	% Change

Newspaper advertising	$3,188,467	$3,022,664	5
Newspaper circulation	905,888	885,911	2
Commercial printing and other	271,251	244,928	11

Total	$4,365,606	$4,153,503	5

     The table below presents the components of reported newspaper advertising revenues for the third quarter and the first nine months of 2003 and 2002.

Advertising revenues, in thousands of dollars

Third Quarter	2003	2002	% Change

Local	$427,406	$415,443	3
National	165,822	151,132	10
Classified	473,811	440,348	8

Total ad revenue	$1,067,039	$1,006,923	6

Year-to-date	2003	2002	% Change

Local	$1,305,092	$1,253,885	4
National	512,018	484,072	6
Classified	1,371,357	1,284,707	7

Total ad revenue	$3,188,467	$3,022,664	5

     Newspaper advertising revenues improved by $60.1 million or 6% for the quarter and $165.8 million or 5% for the year-to-date, reflecting gains in all categories of advertising, the acquisition of the publishing businesses of Scottish Media Group (“Newsquest Scotland”) in April 2003 and the establishment of the Texas-New Mexico Newspapers Partnership (“Texas-New Mexico”) in March 2003. Circulation revenues rose $7.6 million or 3% for the quarter and $20.0 million or 2% for the year-to-date. Other newspaper revenues increased $5.6 million or 7% and $26.3 million or 11% for the year-to-date, primarily because of higher commercial printing volume. A higher foreign exchange rate for British Sterling in 2003 for Newsquest operations also favorably impacted revenue comparisons for the quarter and year-to-date.

     In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Pro forma basis means that these results are presented as if all properties owned at the end of the third quarter of 2003 were owned throughout the periods presented. For Newsquest, advertising revenue is reflected in the amounts below, however, advertising linage and preprint distribution statistics are not included.

Advertising revenues, in thousands of dollars (pro forma)

Third Quarter	2003	2002	% Change

Local	$427,406	$423,157	1
National	165,822	154,257	7
Classified	473,811	455,612	4

Total ad revenue	$1,067,039	$1,033,026	3

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter	2003	2002	% Change

Local	8,910	9,123	(2)
National	943	879	7
Classified	15,198	14,714	3

Total Run-of-Press linage	25,051	24,716	1

Preprint distribution	2,579	2,418	7

Advertising revenues, in thousands of dollars (pro forma)

Year-to-date	2003	2002	% Change

Local	$1,311,655	$1,276,325	3
National	515,239	494,035	4
Classified	1,386,400	1,328,271	4

Total ad revenue	$3,213,294	$3,098,631	4

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date	2003	2002	% Change

Local	27,211	27,711	(2)
National	2,948	2,733	8
Classified	44,154	42,704	3

Total Run-of-Press linage	74,313	73,148	2

Preprint distribution	7,952	7,259	10

     The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Advertising revenues, in thousands of dollars

Third Quarter	2003	2002	% Change

Pro forma ad revenues	$1,067,039	$1,033,026	3
Add: Effect of dispositions	—	—
Less: Effect of acquisitions	—	(26,103)

As reported ad revenues	$1,067,039	$1,006,923	6

Year-to-date	2003	2002	% Change

Pro forma ad revenues	$3,213,294	$3,098,631	4
Add: Effect of dispositions		1,295
Less: Effect of acquisitions	(24,827)	(77,262)

As reported ad revenues	$3,188,467	$3,022,664	5

     For the third quarter of 2003, reported and pro forma local advertising revenues rose 3% and 1%, respectively, with pro forma linage down 2%. For the year-to-date, reported and pro forma local advertising revenues increased 4% and 3%, respectively, with pro forma linage 2% below last year. Local ad revenues benefited from continued growth in preprint ad demand and revenues from non-daily publications.

     Reported and pro forma national advertising revenues rose 10% and 7%, respectively, for the third quarter on a 7% pro forma volume increase. Year-to-date, reported and pro forma national advertising revenues gained 6% and 4%, respectively, with pro forma linage up 8%, reflecting improvement at certain of the company’s domestic local newspapers and USA TODAY. At USA TODAY, advertising revenues increased 5% in the third quarter reflecting strong gains from automotive, travel, telecommunications, retail and pharmaceutical related advertising, which more than offset weakness in the technology and financial advertising categories. For the year-to-date, USA TODAY advertising revenues increased 2% primarily due to strong gains in automotive, entertainment and pharmaceutical related advertising.

     Reported and pro forma classified ad revenues increased 8% and 4%, respectively, with pro forma linage up 3%, for the third quarter. For the year-to-date, reported and pro forma classified ad revenues were up 7% and 4%, respectively on a 3% gain in pro forma linage. Pro forma classified ad revenue gains were driven by strength in the automotive and real estate categories, which rose 2% and 10%, respectively, in the third quarter and 4% and 11%, respectively, for the year-to-date. Employment ad revenues continued to be adversely impacted by the weak U.S. labor market and, on a pro forma basis, declined 5% for the quarter and 4% for the year-to-date. In September, employment ad revenues decreased 1% as compared to September of 2002. The 1% decline in employment ad revenues in September reflects the best result in employment ad revenues, as compared to the prior year, since the first quarter of 2003. Overall, on a reported and pro forma basis, the company’s classified results from Newsquest were stronger than its domestic results.

     Circulation revenues, as reported, rose 3% for the third quarter and 2% for the year-to-date, primarily as a result of the Newsquest Scotland and Texas-New Mexico transactions. Circulation revenues on a pro forma basis were flat for the quarter and for the year-to-date. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 3% for the third quarter and 2% for the year-to-date. The 3% decline in net paid circulation for the third quarter reflects, in part, the absence of special sections and editions run in 2002 relating to the first anniversary of September 11, 2001. Sunday net paid circulation declined 1% from the comparable quarter of last year and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,243,144 in the ABC Publisher’s Statement for the 26 weeks ended September 28, 2003, a 1% increase over the comparable period a year ago.

     The table below reconciles circulation revenues on a pro forma basis to circulation revenues on a GAAP basis.

Circulation revenues, in thousands of dollars

Third Quarter	2003	2002	% Change

Pro forma circulation revenues	$300,277	$301,235	(0)
Add: Effect of dispositions	—	—
Less: Effect of acquisitions	—	(8,576)

As reported circulation revenues	$300,277	$292,659	3

Year-to-date	2003	2002	% Change

Pro forma circulation revenues	$914,190	$910,396	0
Add: Effect of dispositions		423
Less: Effect of acquisitions	(8,302)	(24,908)

As reported circulation revenues	$905,888	$885,911	2

     Reported newspaper operating expenses rose $52.3 million or 5% for the quarter and $150.0 million or 5% for the first nine months, primarily as a result of the Newsquest Scotland and Texas-New Mexico transactions, increased commercial printing volume, higher newsprint expense and substantially higher insurance, pension and other employee benefit costs. Benefit cost increases for the third quarter and year-to-date periods were tempered by modifications to certain retiree and employee benefit programs. The higher foreign exchange rate in 2003 for Newsquest operations also adversely impacts expense comparisons. Newsprint expense for the third quarter and first nine months increased 12% and 7%, respectively, reflecting higher year-over-year prices and increased consumption due primarily to the aforementioned transactions and increased commercial printing activity. On a pro forma basis, newsprint expense for the quarter increased 9% reflecting higher prices year-over-year. Consumption on a pro forma basis was flat for the quarter.

     Newspaper operating income for the quarter rose $21.0 million or 5% and $62.1 million or 5% year-to-date. The year-over-year gains in advertising revenues, the positive impact of earnings from the Newsquest Scotland and Texas-New Mexico transactions and favorable foreign exchange rates were tempered by increased employee benefit costs and newsprint expense.

Television Results

     Television revenues decreased $11.7 million or 6% for the quarter, and were down $19.3 million or 4% for the year-to-date, reflecting significantly diminished political advertising spending. The decrease in revenues for the first nine months of 2003 also reflects softness in advertising demand due to the war in Iraq and the absence of Olympics related advertising, which benefited 2002. National revenues declined 19% and 10% for the quarter and year-to-date, respectively. Local revenues rose 3% and 1% compared to the third quarter and year-to-date of 2002, respectively. Operating expenses declined 3% and 1% for the third quarter and year-to-date, respectively as lower programming and sales costs were offset by increased news, and employee benefit costs. Operating income decreased $8.9 million or 11% for the quarter and $16.6 million or 7% for the year-to-date.

Operating Cash Flow

     The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $16.0 million or 3% to $523.0 million for the third quarter and increased $51.3 million or 3% to $1.58 billion for the year-to-date. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze, and compare the cash resources generated from its business segments in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP in the company’s consolidated statements of income, is presented in Note 8 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

     The company’s interest expense declined $5.9 million or 15% for the quarter, primarily due to lower average commercial paper balances outstanding and lower interest rates on commercial paper debt. For the year-to-date, interest expense was down $3.3 million or 3%, as lower interest expense from commercial paper debt was partially offset by added interest expense from the fixed rate notes issued in March 2002. In March 2002, the company refinanced $1.8 billion in commercial paper obligations with the issuance of fixed rate unsecured notes. The daily average commercial paper balance outstanding was $2.4 billion and $2.5 billion during the third quarters of 2003 and 2002, respectively. The daily average outstanding balance of commercial paper was $2.5 billion during the first nine months of 2003 and $3.3 billion for the comparable period of 2002. The weighted average interest rate on commercial paper was 1.06% and 1.79% for the third quarters of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, the weighted average interest rate was 1.21% and 1.81%, respectively.

     Because the company has $2.3 billion in commercial paper obligations at September 28, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $11.5 million.

     Other non-operating expense for the quarter reflects minority interest expense, primarily from the Texas-New Mexico partnership and losses from minority interest investments in Internet businesses partially offset by investment income and currency gains. For the year-to-date, other non-operating income primarily consists of the non-monetary gain from the Texas-New Mexico partnership transaction discussed below, investment income and currency gains. This was partially offset by other non-operating charges, including losses from minority interest investments in Internet businesses and minority interest expense from the Texas-New Mexico partnership.

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

     In accordance with generally accepted accounting principles, the company recorded this non-monetary transaction as two simultaneous but separate events in the first quarter; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the New Mexico newspapers through its investment in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income.

     The company’s effective income tax rate was 34.2% for the third quarter and first nine months of 2003 compared to 34.4% for the same periods last year.

Net Income

     Net income for the third quarter rose $13.4 million or 5% and earnings per diluted share increased to $1.03 from $0.99, a 4% increase. For the first nine months, net income was up $40.1 million or 5% and earnings per diluted share increased to $3.15 from $3.02, a 4% increase. The weighted average number of diluted shares outstanding for the third quarter of 2003 totaled 272,174,000 compared to 269,306,000 for the third quarter of 2002. For the first nine months of 2003 and 2002, the weighted average number of diluted shares outstanding totaled 271,114,000 and 269,105,000, respectively. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each quarter and year-to-date.

Liquidity and Capital Resources

     The company’s cash flow from operating activities was $1.09 billion for the first nine months of 2003, reflecting solid newspaper and television results. Cash flow from operating activities was $985.4 million for the first nine months of 2002.

     Cash used by the company for investing activities totaled $539.5 million for the nine months ended September 28, 2003. Capital expenditures totaled $171.2 million in the first nine months of 2003, compared to $175.7 million in the first nine months of last year. In the first nine months of 2003, the company paid $364.3 million for the acquisition of Newsquest Scotland and several smaller businesses.

     Cash used by the company for financing activities totaled $481.8 million for the first nine months of 2003. Payments to reduce the company’s debt totaled $395.2 million. The company’s regular quarterly dividend of $0.25 per share, which was declared in the third quarter of 2003, totaled $67.5 million and was paid on October 1, 2003. Dividends paid for the first nine months of 2003 and 2002 totaled $193.3 million and $183.6 million, respectively. Proceeds received from the exercise of stock options totaled $106.6 million and $61.7 million during the first nine months of 2003 and 2002, respectively.

     The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $151.5 million at the end of the third quarter versus $56.0 million at the end of 2002, reflecting a strengthening of British Sterling against the U.S. dollar. Newsquest’s assets and liabilities at September 28, 2003 were translated from Sterling to U.S. dollars at an exchange rate of $1.66 versus $1.60 at the end of 2002. Newsquest’s financial results were translated at an average rate of $1.61 for the third quarter of 2003 versus $1.55 for the third quarter of 2002, and at an average rate of $1.61 for the first nine months of 2003 compared to $1.48 for the first nine months of 2002.

     The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income would have decreased less than 1% for the third quarter and for the year-to-date.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $106 million at September 28, 2003.

Recently Issued Accounting Pronouncements

     Refer to Note 9 of the Condensed Consolidated Financial Statements for further discussion of new accounting standards and their impact on earnings beginning in 2003.

Other Matters

     In early April 2003, the company completed its acquisition of the publishing business of SMG plc (“Newsquest Scotland”) for approximately £216 million (U.S. $340 million). Newsquest Scotland consists of three Scottish newspapers, eleven specialty consumer and business-to-business magazine titles, and an online advertising and content business.

     In late March 2003, the company entered into an agreement with Independent News and Media Limited for the acquisition of its Greater London regional publishing business for £60 million (approximately U.S. $97 million). This regional publishing business consists of 45 Greater London regional newspapers, including the Post Newspaper Series and the Kentish Times Newspaper Series. On October 21, 2003, the Secretary of State for Trade and Industry in the UK approved the purchase by the company of the bulk of the titles owned by Independent News and Media Limited but did not approve the purchase of certain other titles. The company will review the details of the Competition Commission’s report and will discuss the report with the Department of Trade and Industry and Independent News and Media Limited.

     On October 31, 2003, the company acquired Clipper Magazine, Inc., one of the nation's largest direct-mail advertising magazine companies. The acquisition also includes several affiliated operations including a full service advertising agency, an e-mail customer retention service, a direct mail service to new movers and MyClipper.com, a companion web site for the core direct mail advertising offerings. The company does not expect this acquisition to materially affect the company's financial position or results of operations.

     On October 21, 2003, the company’s board of directors declared a regular quarterly dividend of $0.25 per share. The quarterly dividend is payable on January 2, 2004 to shareholders of record on December 13, 2003.

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

     Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continued economic downturn in some or all of the company’s principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Sept. 28, 2003	Dec. 29, 2002

ASSETS
Current assets
Cash and cash equivalents	$161,963	$90,374
Trade receivables, less allowance (2003 - $42,617; 2002 - $36,610)	806,908	827,398
Inventories	118,217	101,189
Prepaid expenses and other receivables	155,292	114,118

Total current assets	1,242,380	1,133,079

Property, plant and equipment
Cost	4,592,526	4,422,767
Less accumulated depreciation	(1,992,655)	(1,887,762)

Net property, plant and equipment	2,599,871	2,535,005

Intangible and other assets
Goodwill	9,334,277	8,822,299
Other intangible assets, less accumulated amortization	110,869	98,807
Investments and other assets	1,113,291	1,143,824

Total intangible and other assets	10,558,437	10,064,930

Total assets	$14,400,688	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Sept. 28, 2003	Dec. 29, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$297,568	$327,742
Compensation, interest and other accruals	338,923	287,873
Dividends payable	67,693	64,443
Income taxes	153,514	121,276
Deferred income	165,302	157,291

Total current liabilities	1,023,000	958,625

Deferred income taxes	735,354	678,541
Long-term debt	4,152,092	4,547,265
Postretirement medical and life insurance liabilities	349,041	378,855
Minority interest	98,088	—
Other long-term liabilities	269,073	257,933

Total liabilities	6,626,648	6,821,219

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	339,558	279,778
Retained earnings	9,154,687	8,498,015
Accumulated other comprehensive income	140,620	44,190

	9,959,286	9,146,404

Less treasury stock, 54,301,393 shares and 56,511,046 shares, respectively, at cost	(2,185,171)	(2,231,557)
Deferred compensation related to ESOP	(75)	(3,052)

Total shareholders’ equity	7,774,040	6,911,795

Total liabilities and shareholders’ equity	$14,400,688	$13,733,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	Sept. 28, 2003	Sept. 29, 2002	(Dec)

Net Operating Revenues:
Newspaper advertising	$1,067,039	$1,006,923	6.0
Newspaper circulation	300,277	292,659	2.6
Television	172,302	184,039	(6.4)
Other	91,665	86,058	6.5

Total	1,631,283	1,569,679	3.9

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	849,088	808,882	5.0
Selling, general and administrative expenses, exclusive of depreciation	259,147	253,735	2.1
Depreciation	58,452	54,572	7.1
Amortization of intangible assets	2,134	1,830	16.6

Total	1,168,821	1,119,019	4.5

Operating income	462,462	450,660	2.6

Non-operating income (expense):
Interest expense	(33,857)	(39,709)	(14.7)
Other	(4,573)	(6,015)	(24.0)

Total	(38,430)	(45,724)	(16.0)

Income before income taxes	424,032	404,936	4.7
Provision for income taxes	145,000	139,300	4.1

Net income	$279,032	$265,636	5.0

Net income per share-basic	$1.03	$0.99	4.0

Net income per share-diluted	$1.03	$0.99	4.0

Dividends per share	$0.25	$0.24	4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine weeks ended		% Inc
	Sept. 28, 2003	Sept. 29, 2002	(Dec)

Net Operating Revenues:
Newspaper advertising	$3,188,467	$3,022,664	5.5
Newspaper circulation	905,888	885,911	2.3
Television	523,205	542,524	(3.6)
Other	271,251	244,928	10.7

Total	4,888,811	4,696,027	4.1

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,542,682	2,415,253	5.3
Selling, general and administrative expenses, exclusive of depreciation	770,635	756,600	1.9
Depreciation	167,759	161,303	4.0
Amortization of intangible assets	6,138	5,497	11.7

Total	3,487,214	3,338,653	4.4

Operating income	1,401,597	1,357,374	3.3

Non-operating income (expense):
Interest expense	(106,300)	(109,564)	(3.0)
Other	1,178	(8,388)	***

Total	(105,122)	(117,952)	(10.9)

Income before income taxes	1,296,475	1,239,422	4.6
Provision for income taxes	443,300	426,300	4.0

Net income	$853,175	$813,122	4.9

Net income per share-basic	$3.17	$3.05	3.9

Net income per share-diluted	$3.15	$3.02	4.3

Dividends per share	$0.73	$0.70	4.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine weeks ended
	Sept. 28, 2003	Sept. 29, 2002

Cash flows from operating activities:
Net Income	$853,175	$813,122
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	167,759	161,303
Amortization of intangibles	6,138	5,497
Deferred income taxes	49,639	30,713
Other, net	12,157	(25,238)

Net cash flows from operating activities	1,088,868	985,397

Cash flows from investing activities:
Purchase of property, plant and equipment	(171,176)	(175,652)
Payments for acquisitions, net of cash acquired	(364,346)	(35,266)
Payments for investments	(23,708)	(15,825)
Proceeds from investments	9,500	44,893
Proceeds from sale of certain assets	10,251	3,774

Net cash used for investing activities	(539,479)	(178,076)

Cash flows from financing activities
Net payment of long-term debt, net of debt issuance fees	(395,173)	(760,389)
Dividends paid	(193,254)	(183,566)
Proceeds from issuance of common stock	106,639	61,668

Net cash used for financing activities	(481,788)	(882,287)

Effect of currency rate change	3,988	2,236

Net increase in cash and cash equivalents	71,589	(72,730)
Balance of cash and cash equivalents at beginning of year	90,374	140,629

Balance of cash and cash equivalents at end of third quarter	$161,963	$67,899

Certain amounts have been reclassified to conform with the current year presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2003

1. Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week and 39-week periods ended September 28, 2003, and the comparative periods of 2002, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

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

Third Quarter	2003	2002

Net income as reported	$279,032	$265,636
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,104	13,115

Pro forma net income	$263,928	$252,521

Earnings per share:
Basic - as reported	$1.03	$0.99

Basic - pro forma	$0.98	$0.95

Diluted - as reported	$1.03	$0.99

Diluted - pro forma	$0.97	$0.94

Year-to-date	2003	2002

Net income as reported	$853,175	$813,122
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,094	39,985

Pro forma net income	$805,081	$773,137

Earnings per share:
Basic - as reported	$3.17	$3.05

Basic - pro forma	$2.99	$2.90

Diluted - as reported	$3.15	$3.02

Diluted - pro forma	$2.97	$2.87

3. Acquisitions and dispositions

     During the first quarter of 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and five other daily newspapers in nearby New Mexico that were contributed by Media News Group. In exchange for its contribution, the company received a 66% interest in the partnership. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 34% of its interest in the El Paso newspaper for which a non-operating gain was recognized, and the acquisition of a 66% interest in the New Mexico newspapers through its investment in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income and was partially offset by other non-operating charges, including losses from minority interest investments in Internet businesses. This acquisition did not significantly affect newspaper operating results for the first nine months.

     In early April 2003, the company completed its acquisition of the publishing business of SMG plc (“Newsquest Scotland”) for approximately £216 million (U.S. $340 million). In April 2003, the company began including the operations of Newsquest Scotland in the company’s consolidated operating results. Newsquest Scotland consists of three Scottish newspapers, eleven specialty consumer and business-to-business magazine titles, and an online advertising and content business. The company purchased 100% of the stock of the Newsquest Scotland businesses. The company is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase price is preliminary.

     On August 28, 2003, the company acquired the majority interest in The Ashland Media Group in Phoenix, Arizona. Ashland Media publishes TV & Mas, La Voz and TV Shopper which are weekly publications. Ashland Media also has a direct marketing business, AZ Mail. This acquisition did not significantly affect newspaper operating results for the third quarter.

     On October 31, 2003, the company acquired Clipper Magazine, Inc., one of the nation's largest direct-mail advertising magazine companies. The acquisition also includes several affiliated operations including a full service advertising agency, an e-mail customer retention service, a direct mail service to new movers and MyClipper.com, a companion web site for the core direct mail advertising offerings. The company does not expect this acquisition to materially affect the company's financial position or results of operations.

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

     The following table displays the intangible assets that are subject to amortization and the intangible assets that are not subject to amortization as of September 28, 2003, and December 29, 2002:

Goodwill and other intangible assets are as follows:

	Sept. 28, 2003		Dec. 29, 2002

		Accumulated		Accumulated
(in thousands of dollars)	Cost	Amortization	Cost	Amortization

Amortized intangible assets:
Subscriber lists	$128,000	$17,131	$109,800	$10,993
Unamortized intangible assets:
Goodwill	$9,331,277	$—	$8,822,299	$—

     As of September 28, 2003, Newspaper goodwill was $7.8 billion and Television goodwill was $1.5 billion. Goodwill increased primarily due to the acquisition of Newsquest Scotland and the Texas-New Mexico partnership transaction as described in Note 3, in addition to currency fluctuations.

     Amortization expense for subscriber lists was $2.1 million in the quarter ended September 28, 2003 and $6.1 million year-to-date. Subscriber lists are amortized on a straight-line basis over 15 years. For 2003, amortization expense relating to the identified intangibles is expected to be approximately $8.3 million. For each of the next four years after 2003, amortization expense relating to identified intangibles is expected to be approximately $8.5 million.

5. Long-term debt

     In March 2003, the company renewed and downsized a 364-day facility that was part of a revolving credit agreement entered into in March 2002. The $1.2 billion 364-day facility extends to March 2004. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option.

     The company has revolving credit agreements for commercial paper backup and for general corporate purposes. At September 28, 2003, the company had a total of $4.1 billion of credit available under two revolving credit agreements. At December 29, 2002, the company had a total of $4.3 billion of credit available under two revolving credit agreements. As a result of these two credit agreements, commercial paper is carried on the balance sheet as long-term debt.

     Approximate annual maturities of long-term debt, assuming that the company used the $4.1 billion revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	Sept. 28, 2003

2004	$—
2005	1,486,219
2006	14,346
2007	2,061,504
2008	82,203
Later years	507,820

Total	$4,152,092

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.31 billion at September 28, 2003.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $106 million at September 28, 2003.

6. Comprehensive income

     Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Comprehensive income totaled $295.5 million for the third quarter of 2003 and $306.9 million for the third quarter of 2002. Net income totaled $279.0 million and other comprehensive income totaled $16.5 million for the third quarter of 2003. Net income totaled $265.6 million and other comprehensive income totaled $41.3 million for the third quarter of 2002. Foreign currency translation adjustments were the most significant component of other comprehensive income in the third quarter of 2003 and 2002.

     Comprehensive income totaled $949.6 million for the first nine months of 2003 and $908.0 million for the first nine months of 2002. Net income totaled $853.2 million and other comprehensive income totaled $96.4 million for the first nine months of 2003. Net income totaled $813.1 million and other comprehensive income totaled $94.9 million for the first nine months of 2002. Foreign currency translation adjustments were the most significant component of other comprehensive income in the first nine months of 2003 and 2002.

7. Outstanding shares

     The weighted average number of common shares outstanding (basic) in the third quarter of 2003 totaled 269,815,000 compared to 267,056,000 for the third quarter of 2002. The weighted average number of diluted shares outstanding in the third quarter of 2003 totaled 272,174,000 compared to 269,306,000 for the third quarter of 2002.

     The weighted average number of common shares outstanding (basic) in the first nine months of 2003 totaled 268,947,000 compared to 266,674,000 for the first nine months of 2002. The weighted average number of diluted shares outstanding in the first nine months of 2003 totaled 271,114,000 compared to 269,105,000 for the first nine months of 2002.

8. Business Segment Information

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen weeks ended		% Inc
	Sept. 28, 2003	Sept. 29, 2002	(Dec)
Net Operating Revenues:
Newspaper publishing	$1,458,981	$1,385,640	5.3
Television	172,302	184,039	(6.4)

Total	$1,631,283	$1,569,679	3.9

Operating Income (net of depreciation and amortization):
Newspaper publishing	$405,339	$384,298	5.5
Television	72,622	81,506	(10.9)
Corporate	(15,499)	(15,144)	(2.3)

Total	$462,462	$450,660	2.6

Depreciation and Amortization:
Newspaper publishing	$50,055	$46,252	8.2
Television	6,644	6,400	3.8
Corporate	3,887	3,750	3.7

Total	$60,586	$56,402	7.4

Operating Cash Flow (1):
Newspaper publishing	$455,394	$430,550	5.8
Television	79,266	87,906	(9.8)
Corporate	(11,612)	(11,394)	(1.9)

Total	$523,048	$507,062	3.2

(1)  Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the discussion below for reconciliation of amounts to the Consolidated Statements of Income.

BUSINESS SEGMENT INFORMATION
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine weeks ended		% Inc
	Sept. 28, 2003	Sept. 29, 2002	(Dec)
Net Operating Revenues:
Newspaper publishing	$4,365,606	$4,153,503	5.1
Television	523,205	542,524	(3.6)

Total	$4,888,811	$4,696,027	4.1

Operating Income (net of depreciation and amortization):
Newspaper publishing	$1,216,300	$1,154,226	5.4
Television	232,164	248,738	(6.7)
Corporate	(46,867)	(45,590)	(2.8)

Total	$1,401,597	$1,357,374	3.3

Depreciation and Amortization:
Newspaper publishing	$142,419	$136,802	4.1
Television	19,857	19,148	3.7
Corporate	11,621	10,850	7.1

Total	$173,897	$166,800	4.3

Operating Cash Flow (1):
Newspaper publishing	$1,358,719	$1,291,028	5.2
Television	252,021	267,886	(5.9)
Corporate	(35,246)	(34,740)	(1.5)

Total	$1,575,494	$1,524,174	3.4

(1)  Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the discussion below for reconciliation of amounts to the Consolidated Statements of Income.

     A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Condensed Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks
ended September 28,
2003	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$455,394	$79,266	$(11,612)	$523,048
Less:
Depreciation	(47,921)	(6,644)	(3,887)	(58,452)
Amortization	(2,134)	—	—	(2,134)

Operating income	$405,339	$72,622	$(15,499)	$462,462

Thirteen weeks
ended September 29,
2002	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$430,550	$87,906	$(11,394)	$507,062
Less:
Depreciation	(44,422)	(6,400)	(3,750)	(54,572)
Amortization	(1,830)	—	—	(1,830)

Operating income	$384,298	$81,506	$(15,144)	$450,660

Thirty-nine weeks
ended September 28,
2003	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$1,358,719	$252,021	$(35,246)	$1,575,494
Less:
Depreciation	(136,281)	(19,857)	(11,621)	(167,759)
Amortization	(6,138)	—	—	(6,138)

Operating income	$1,216,300	$232,164	$(46,867)	$1,401,597

Thirty-nine weeks
ended September 29,
2002	Newspaper Publishing	Television	Corporate	Consolidated Total

Operating cash flow	$1,291,028	$267,886	$(34,740)	$1,524,174
Less:
Depreciation	(131,305)	(19,148)	(10,850)	(161,303)
Amortization	(5,497)	—	—	(5,497)

Operating income	$1,154,226	$248,738	$(45,590)	$1,357,374

9. Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The company does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first nine months of 2003 would have decreased less than 1%.

     Because the company has $2.3 billion in commercial paper obligations at September 28, 2003 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $11.5 million.

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.31 billion at September 28, 2003.

Item 4. Controls and Procedures

     Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of September 28, 2003 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index for list of exhibits filed with this report.

(b)	Form 8-K

(i) Current Report on Form 8-K furnished July 15, 2003, in connection with the announcement of the company’s second quarter earnings under Item 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

Date: November 3, 2003
/s/ George R. Gavagan

George R. Gavagan
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2003.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through October 20, 2003). *	Attached.

10-2	Employment Agreement dated as of July 21, 2003 between Gannett Co., Inc. and Douglas H. McCorkindale. *	Attached.

Exhibit
Number	Description	Location
11	Statement re: computation of earnings per share.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

     The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*     Asterisks identify management contracts and compensatory plans or arrangements.