Form 10-K
period 2003-12-28
GANNETT CO INC /DE/
filed 2004-03-12
CIK 39899

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

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
Yes [X]  No [  ]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 27, 2003, was $20,590,444,571. The registrant has no non-voting common equity.

     As of February 20, 2004, 272,876,460 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 4, 2004, is incorporated by reference in Part III to the extent described therein.

This page is intentionally left blank.

PART I

ITEM 1. BUSINESS

Company Profile

Gannett Co., Inc. is a diversified news and information company that publishes newspapers, operates broadcasting stations, operates Web sites in connection with its newspaper and broadcast operations, and is engaged in marketing, commercial printing, a newswire service, data services and news programming. Gannett is an international company operating primarily in the U.S. and the United Kingdom (U.K.). Approximately 85% of its revenues are from domestic operations in 43 states, the District of Columbia, and Guam. It has foreign operations in the United Kingdom and in certain European and Asian markets. Its headquarters are in McLean, Va., near Washington, D.C., and is home to approximately 600 corporate employees.

     Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1974. Its more than 272 million outstanding shares of common stock are held by approximately 12,800 shareholders of record in all 50 states and several foreign countries. The company has approximately 53,000 employees.

     The company has two principal business segments: newspaper publishing and broadcasting (television). Financial information for each of the company’s reportable segments can be found in our financial statements, as discussed under Item 7 “Management’s Discussion and Analysis” beginning on page 17, and as presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 28 of this Form 10-K.

     Gannett is the USA’s largest newspaper group in terms of circulation. The company’s 100 U.S. daily newspapers have a combined daily paid circulation of 7.6 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.2 million. In addition, Gannett owns USA WEEKEND, a weekend newspaper magazine, and more than 500 non-daily publications in the United States.

     Newsquest plc, a wholly owned Gannett subsidiary acquired in mid-1999 and expanded through further acquisitions since (including Scottish Media Group plc acquired in 2003), is the second largest regional newspaper publisher in the U.K. with a portfolio of more than 300 titles. Its publications include 17 daily newspapers with a combined circulation of approximately 725,000. Newsquest also publishes a variety of non-daily publications, including Berrow’s Worcester Journal, the oldest continuously published newspaper in the world.

     Total average daily circulation of the company’s domestic and U.K. daily newspapers was approximately 8.3 million at the end of 2003.

     The newspaper segment also includes: Nursing Spectrum, publisher of biweekly periodicals specializing in advertising for nursing employment; Army Times Publishing Co., which publishes military and defense newspapers; Clipper Magazine, a direct mail advertising magazine that publishes more than 325 individual editions in 24 states; a 19.49% interest in California Newspapers Partnership, a partnership that includes 28 daily California newspapers; a 66.2% interest in Texas-New Mexico Newspapers Partnership, a partnership that includes 6 daily newspapers in Texas and New Mexico; and a 13.5% interest in Ponderay Newsprint Company in California.

     Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results in the Detroit and Tucson joint operating agencies are accounted for under the equity method, and are reported as a net amount in other operating revenues.

     In addition to publishing, the newspaper segment includes the following: Gannett News Service, which provides news services for its newspaper operations; Gannett Retail Advertising Group, which represents the company’s local newspapers in the sale of advertising to national and regional retailers, service providers and franchise businesses; and Gannett Offset, which is composed of the Gannett Offset print group and Gannett Marketing Services Group. The Gannett Offset print group currently includes five non-heatset printing plants and one heatset printing facility. Gannett Offset’s dedicated commercial printing plants are located in Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; and Springfield, Va. Gannett Marketing Services Group coordinates the sale of direct-marketing services through: Telematch, a database management and data enhancement company; and Gannett Direct Marketing Services, a direct-marketing company with operations in Louisville, Ky. The company also owns USATODAY.com and other Internet services at most of its local newspapers and television stations; and Gannett Media Technologies International, which develops and markets software and other products for the publishing industry.

     The company also owns a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources.

     The company owns and operates 22 television stations covering 17.8 percent of the USA in markets with more than 19.3 million households.

Newspaper Publishing/United States

On Dec. 28, 2003, the company operated 100 U.S. daily newspapers, including USA TODAY, and more than 500 non-daily local publications in 41 states and Guam. The Newspaper Division is headquartered in McLean, Va., and on Dec. 28, 2003, it had approximately 40,000 full- and part-time employees.

     USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is available in all 50 states and is available to readers on the day of publication throughout the U.S.

     USA TODAY is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 20 U.S. markets and under contract at offset plants in 15 other U.S. markets. It is sold at newsstands and vending machines generally at 50 cents per copy. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is offered in many markets. Approximately 65% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.

     USA TODAY International is printed from satellite transmission under contract in London, Frankfurt, Hong Kong and Belgium, and is distributed in Europe, the Middle East, Africa and Asia. It is available in more than 50 foreign countries.

     For domestic editions, USA TODAY is party to a contract with one satellite transmission service which runs through the end of 2004 and provides for the satellite transmissions of USA TODAY from the McLean, Va., office (or Silver Spring, Md., its back-up facility) to 35 domestic print sites across the USA.

     For international editions, USA TODAY is party to a contract with a second satellite transmission provider which extends indefinitely (but is cancelable by either party with 60 days’ notice) and provides for satellite transmissions to three contract print sites in Europe and one contract print site in Asia.

     The company has adequate back-up for these transmission processes.

     USATODAY.com, one of the most popular newspaper sites on the Web, had more than 35 million visits per month at the end of 2003.

     Gannett News Service (GNS) is headquartered in McLean, Va., and operates bureaus in six other states and Washington, D.C. (see page 12 for more information). GNS provides national and regional news coverage and sports, features, photo and graphic services to Gannett newspapers. GNS is also syndicated to several non-Gannett newspapers.

     The newspaper publishing segment also includes USA WEEKEND, which is distributed as a weekend newspaper magazine in 598 newspapers throughout the country, with a total circulation of 23.7 million as of January 2004, the second-largest weekly magazine in circulation in the nation.

     Nursing Spectrum is a communications company that promotes the recognition and support of the nursing community by providing timely, relevant, and compelling information through its award-winning magazines, annual career guides and Web sites. On Feb. 2, 2004, the company acquired NurseWeek, an industry leader with print publications and an award-winning Web site focused on the nursing industry. Altogether, Nursing Spectrum will now publish 12 regional magazines and have a combined circulation of more than one million registered nurses in the top 50 metropolitan markets each month, or almost half of the registered nurses in the U.S. Nursing Spectrum’s and NurseWeek’s award-winning Web sites average more than 1.8 million page views per month.

     At the end of 2003, 73 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 27 were published in the evening.

     For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for approximately 87% of total daily volume, while evening circulation accounts for 13%.

     Individually, Gannett newspapers are the leading news and information source with strong brand recognition in their markets. Their durability lies in the quality of their management, their flexibility, their focus on such customer-directed programs as Complete Community Coverage in News, cross-branding of the daily newspaper, online, and weekly products, ADQ (described further below) continuous focus on customer service and quality, and their capacity to invest in new technology. Collectively, they form a powerful network to distribute news and advertising information across the nation.

     In 2003, news departments across Gannett continued to emphasize coverage of local news as the key to successful news reporting. Under the Complete Community Coverage model developed in 2000, newsrooms expanded the amount of local news on their Web sites. Continued emphasis was placed on reaching younger readers, especially those in the 25- to 34-year-old age group, through stronger Web sites and more focused news and features coverage.

     In 2003, the Gannett Newspaper Division (News Department) worked with Gannett’s community newspapers to launch a new effort to reach more readers. A program called “Real Life, Real News: Connecting with Readers’ Lives” was developed and introduced to Gannett editors at a meeting in September. Each Gannett newspaper developed a plan for rollout of the approach in its community. The program focuses on making news more relevant to readers and capturing “Moments of Life” that are important in the lives of readers. The “Real Life, Real News” approach is being integrated into both print and online content.

     For example, Gannett newspapers in Cincinnati, Indianapolis and Louisville launched free weekly publications aimed at reaching more young adults in their communities. The new publications joined weeklies already in place in Boise, Idaho, and Lansing, Mich. The publications feature information on entertainment opportunities in the communities.

     All of the company’s domestic daily newspapers receive Gannett News Service. In addition, all newspapers subscribe to The Associated Press, and some receive various supplemental news and syndicated features.

     Gannett News Service provided strong coverage of topics of high interest to individual newspapers through its regional reporting. It also coordinated the work of local newspapers, the Army Times Publishing Co., USA TODAY, USATODAY.com, Gannett online operations and its own Washington bureau staff in providing extensive, converged coverage of the war in Iraq and related developments.

     In 2003, the company continued to emphasize increasing its revenue from medium and smaller advertisers in each market it serves. These efforts will continue in 2004. Initiatives have focused on sales and rate management and the construction of pre-packaged programs scalable to the company’s largest and smallest markets. Sales management initiatives increased the number and quality of sales calls, improved sales compensation and enhanced consistent sales training. Rate management programs focused on selling multiple advertising insertions and reviewing rates and rate structures to ensure that they match the opportunities in the market. The company operates an intranet site to provide its advertising management with up-to-date information and sales programs 24 hours a day, seven days a week. The company regularly calculates market potential and adjusts its local strategic plans accordingly. The company will continue in 2004 to make its personnel competitive and effective in their leadership, strategic thinking and marketing skills through such programs.

     The Newspaper Division’s advertising quality initiative, known as ADQ, produced its ninth consecutive year of improved ad quality. ADQ efforts are focused on accuracy and customer service in ad placement and billing functions. ADQ has reduced credit costs significantly since its 1995 launch.

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

     This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology, resulted in solid results in 2003.

     Online revenue for local newspaper Web sites increased by 45% in 2003, which followed a 25% increase in 2002 and a 35% increase in 2001. Recent traffic on our sites reached more than 21 million visitors and over 275 million page views per month.

     The Advertising Matrix sales program was implemented at 24 Gannett newspapers in 2003 and more newspapers will follow in 2004. The Matrix is a program for selling multiple ads across multiple product lines and packaging them into one buy for the customer. A typical Matrix package might include a retail display ad, a classified help wanted ad, a print-and-deliver insert targeted to specific zones, an online directory listing and an online coupon. The Bundle Wizard, which performs some of the functions of the Matrix on a more limited scale, is available to markets not using the Matrix.

     The company also developed and implemented proprietary customer contact and relationship management software in some of its markets. The system is used to reach potential employment advertisers, and will be expanded to reach retailers and real estate agents.

     Gannett has online classified ad order entry software installed in 13 locations. The software allows customers to place their classified ad via the newspaper’s Web site. It permits customers to build both their print and online ad using templates provided by the newspaper or to customize the ad to meet their specific requirements. It also facilitates upsell opportunities such as bolding, attention-getters, photos and e-mail hyperlinks. When customers complete the design of their ads and select a product schedule, they receive a real-time price quote. Customers can then book their ads without further newspaper involvement. Gannett expects to expand these programs to 42 newspapers by the end of 2004.

     Franchise XPress, a sales program operated by the Gannett Retail Advertising Group, sold 106 million newspaper-distributed single sheet inserts to hundreds of franchise retailers in Gannett markets during 2003. These inserts are typically distributed in areas close to the retailer’s store. Insert Xpress, another newspaper-distributed single sheet sales program, sold more than 200 million inserts to local retail advertisers in 2003.

     In 2003, Gannett continued to update its legacy software to provide additional advertising functionality. This latest release contains a new pricing engine that will permit the packaging and selling of multiple products across multiple mediums and support advertising initiatives such as the Matrix sales program. At the end of 2003, the release had been implemented at 15 newspapers with more implementations planned for 2004.

     Advancements were also made in circulation technologies. A total of 58 newspapers now offer their customers seamless online services on their Web sites to start new subscriptions, make payments, schedule vacation stops and restarts or deliver complaints.

     In addition, all newspapers offer the EZ-Pay system to subscribers so they can have their payments automatically charged to their credit card or deducted from their checking account. Use of the EZ-Pay system reduces billing and customer account administration costs and facilitates customer retention. At year end, 12% of all subscribers were using EZ-Pay.

     Gannett Media Technologies International (GMTI) provides important technological support and products for the company’s domestic newspapers in a number of big areas, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies. GMTI continued to increase its installed base of Internet-based Celebro advertising systems. Celebro facilitates increased revenue opportunities through the creation of new advertising products and by making it easier for the advertisers to choose newspaper publications over the competition. Real estate companies and auto dealerships are linked directly to GMTI’s database servers where Celebro’s HomesPlus and AutoChooser software allows them to send complete, digitized ad files to newspapers for pagination and printing. Newspapers are freed from most production requirements and advertisers replace time-consuming manual tasks with labor saving technology.

     At year-end, GMTI maintained 65 HomesPlus databases, 33 of which are Gannett newspapers, and 32 are non-Gannett customers. AutoChooser is in production at 20 Gannett newspapers and 36 non-Gannett newspapers. Additionally, AutoChooser hosts auto dealer Web sites on behalf of some newspaper customers.

     GMTI increased its Digital Collections customer base to 113 system installations. Of these, 30 are non-Gannett installations. Each of these systems serves a multi-purpose role for pre-press photo production, the capture and management of wire photos, archiving photos, stories, graphics and pages, and for news library research.

     In 2003, Gannett acquired sole ownership of InfiNet, which previously had been a partnership with Knight Ridder, Inc., and Landmark Communications, Inc. InfiNet was an application service provider (ASP) where the main line of business was hosting Web services, including those of the partners. InfiNet was merged into GMTI and expanded the GMTI line of business into ASP services including Web hosting. GMTI now manages hosting for most Gannett newspaper Web sites, and continues to manage systems for Landmark, Knight Ridder and numerous other publishers.

     With respect to newspaper production, 68 domestic daily newspaper plants print by the offset process, and 11 newspapers print using various letterpress processes. There are 84 newspapers that have converted to the 50-inch web-width format. Readers have found this size to be easier to handle and use. The 50-inch format change can result in more than a 7% savings in newsprint consumption. Two more of the company’s newspapers are scheduled for web-width reduction in 2004.

     During the past few years, the company has consolidated certain functions of its newspaper operations in a number of geographic areas in order to achieve greater marketing, administrative and production effectiveness and efficiencies. The company will continue to assess and consolidate certain functions where there are expected benefits.

     In recent years, improved technology for all of the newspapers has resulted in greater speed and accuracy and in a reduction in the number of production hours worked. The company expects this trend to continue in 2004.

     The principal sources of newspaper revenues are circulation and advertising.

     Circulation: Detailed information about the circulation of the company’s newspapers may be found on pages 10-13 and 20-21 of this Form 10-K. The 2% decline in the company’s daily circulation is, in part, a result of the decision to raise home-delivery prices early in 2003 at 15 of the larger newspapers, including Phoenix, Detroit and Indianapolis. The 1% decline in Sunday circulation is consistent with the national pattern the industry has experienced for several years. Twenty-seven of the company’s local newspapers reported gains in daily circulation in 2003, and 22 increased Sunday circulation. Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.62 to $3.11 per week for daily newspapers and from $0.71 to $2.75 per copy for Sunday newspapers. Price increases for certain elements of local circulation volume were initiated at 10 newspapers in 2003.

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

     Retail advertising is display advertising associated with local merchants, such as department and grocery stores. Classified advertising includes ads listed together in sequence by the nature of the ads, such as automobile sales, real estate sales and help wanted. National advertising is display advertising principally from advertisers who are promoting products or brand names nationally. Retail and national advertising may appear in the newspaper itself or in preprinted sections. Ad revenues from newspaper Internet affiliates are reported along with revenue from publishing. Generally there are different rates for each category of advertising, and the rates for each newspaper are set independently, varying from city to city.

     The newspapers have made continuing efforts to serve their readers and advertisers by introducing complete market coverage programs and by targeting specific market segments desired by many advertisers through the use of specially zoned editions and other specialty publications.

     Continuing and comprehensive efforts are also underway to leverage Web site and newspaper marketing and advertising sales opportunities.

     Competition: The company’s newspapers compete with other media for advertising principally on the basis of their advertising rates and their performance in helping to sell the advertisers’ products or services. They compete for circulation principally on the basis of their content and price. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in certain of the company’s larger markets, there is such direct competition. Most of the company’s newspapers compete with other newspapers published in nearby cities and towns and with free-distribution and paid-advertising weeklies, as well as other print and non-print media.

     The rate of development of opportunities in, and competition from, emerging electronic communications services, including those related to the Internet, is increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications businesses have expanded and will continue to do so.

     At the end of 2003, The Cincinnati Enquirer, The Detroit News and the Tucson (Ariz.) Citizen were published under joint operating agreements with non-Gannett newspapers located in the same cities. All of these agreements provide for joint business, advertising, production and circulation operations and a contractual division of profits. The editorial and reporting staffs of the company’s newspapers, however, are separate and autonomous from those of the non-Gannett newspapers. In January 2004, the company provided notice to The E.W. Scripps Company, as required under the terms of the Joint Operating Agreement (JOA) involving The Cincinnati Enquirer, The Cincinnati Post and The Kentucky Post, that the JOA would not be renewed when it expires on Dec. 31, 2007.

     Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations. The company retains a corporate environmental consultant who is responsible for overseeing regulatory compliance and taking preventive measures where appropriate.

     The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing some recycled content from 42,000 metric tons in 1989 to over 920,000 metric tons in 2003. During 2003, all of the company’s newspapers consumed some recycled newsprint. For the year, nearly 75% of the company’s newsprint purchases contained recycled content.

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

     Raw materials: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2003, the company’s total newsprint consumption was 1,270,000 metric tons, including the company’s portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was slightly higher than in 2002, up 4%, primarily due to recent acquisitions and growth in commercial printing activities. The company purchases newsprint from 23 domestic and global suppliers under contracts that expire at various times through 2010.

     In 2003, newsprint supplies were adequate. The company believes that the available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

     The average cost per ton of newsprint consumed in 2003 increased 5% compared to the 2002 average cost.

Newspaper Publishing/United Kingdom

In the second quarter of 2003, the company purchased the publishing business of Scottish Media Group plc (SMG), which consists of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business. Altogether, Newsquest now publishes more than 300 titles in the United Kingdom, including 17 daily newspapers.

     Newsquest operates its newspaper publishing activities around geographic clusters to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. At the end of 2003, Newsquest had 17 such clusters in the United Kingdom. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service.

     At the end of 2003, Newsquest (including SMG) had nearly 9,300 full-time and part-time employees. Newsquest’s revenues for 2003 (including SMG, acquired in April 2003) were approximately $970 million. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 78%. Circulation revenue represents 12% of revenues and printing activities account for much of the remainder.

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

Broadcasting

On Dec. 28, 2003, the company’s television division, headquartered in McLean, Va., included 22 television stations in markets with a total of more than 19.3 million households.

     At the end of 2003, the broadcasting division had approximately 3,000 full-time and part-time employees. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2003, 12% in 2002 and 11% in 2001.

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

     Generally, a network provides programs to its affiliated television stations, sells commercial advertising announcements within the network programs and compensates the local stations by paying an amount based on the television station’s network-affiliation agreement.

     For all of its stations, the company is party to network-affiliation agreements. The company’s three ABC affiliates have agreements which expire between 2005-2007. The agreements for its six CBS affiliates run through 2004-2005. The company’s 13 NBC-affiliated stations have agreements that will expire in December 2005.

     Programming: The costs of locally produced and purchased syndicated programming are a significant portion of television operating expenses. Syndicated programming costs are determined based upon largely uncontrollable market factors, including demand from the independent and affiliated stations within the market. In recent years, the company’s television stations have emphasized their locally produced news and entertainment programming in an effort to provide programs that distinguish the stations from the competition and to better control costs.

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

     Local news is most important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and video disc players, direct broadcast satellite and low-power television. Some of these competing services have the potential of providing improved signal reception or increased home entertainment selection, and they are continuing development and expansion.

     Pursuant to the Satellite Home Viewer Improvement Act of 1999, a number of the company’s television stations are currently being delivered by satellite carriers to subscribers within the stations’ markets. The company has entered into retransmission consent agreements with satellite carriers that authorize such delivery that expire in mid-2004. The company anticipates these agreements will be renewed when they expire. This law also permits satellite carriers to retransmit distant network television stations into areas served by local television stations if it is determined, using FCC-approved signal strength measurement standards, that local stations do not deliver an acceptable viewing signal.

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

     FCC Regulations also prohibit concentrations of broadcasting control and regulate network programming. FCC Regulations governing multiple ownership limit, or in some cases, prohibit the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired a second television station in Jacksonville, Fla.

     In 2003, the FCC substantially changed its ownership rules to allow greater media ownership opportunities, including 1) permitting common ownership of different properties in the same market (depending on market size) but retaining limitations in markets of three or fewer television stations where cross-ownership is prohibited; 2) permitting ownership of a number of television stations in a market (depending on market size); and 3) increasing the national TV ownership cap, covering the number of U.S. TV households one company is permitted to serve from 35% to 45%. In January, Congress passed legislation setting the national ownership cap figure at 39%. Presently the company’s 22 television stations reach an aggregate of 17.8% of U.S. TV households.

     Appeals of the 2003 FCC decision were filed and the new rules have not taken effect. Oral argument was held on Feb. 11, 2004, and a court decision is expected later in the year. If the 2003 FCC ruling is upheld, it could present opportunities for the company to acquire additional properties in markets it currently serves.

Employee relations

At the end of 2003, the company and its subsidiaries had approximately 53,000 full-time and part-time employees. Three of the company’s newspapers were published in 2003 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the company’s pro-rata share of employees at those joint production and business operations.

     Approximately 13% of those employed by the company and its subsidiaries are represented by labor unions. They are represented by 96 local bargaining units affiliated with nine international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with three unions over working practices, wages and health and safety issues only.

     The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Virtually all of the company’s units provide retirement or profit-sharing plans which cover eligible full-time employees.

     In 1990, the company established a 401(k) Savings Plan, which is available to most of its domestic employees and a small number of unionized employees.

     Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest provides the majority of its employees with 1) the option to participate in a stock option-linked savings plan; 2) the option to purchase Gannett shares through a share incentive plan; and 3) a retirement plan that incorporates life insurance.

     The company strives to maintain good relationships with its employees.

MARKETS WE SERVE

NEWSPAPERS AND NEWSPAPER DIVISION

Daily newspapers
			Circulation
State							Joined
Territory	City	Newspaper	Morning	Afternoon	Sunday	Founded	Gannett	(a)

Alabama	Montgomery	Montgomery Advertiser	50,365		61,921	1829	1995	(62)

Arizona	Phoenix	The Arizona Republic	455,937		571,501	1890	2000	(90)
	Tucson	Tucson Citizen		33,370		1870	1976	(30)

Arkansas	Mountain Home	The Baxter Bulletin	11,235			1901	1995	(63)

California	Palm Springs	The Desert Sun	52,734		55,191	1927	1986	(56)
	Salinas	The Salinas Californian	18,826			1871	1977	(36)
	Tulare	Tulare Advance-Register		7,881		1882	1993	(61)
	Visalia	Visalia Times-Delta	21,600			1859	1977	(37)

Colorado	Fort Collins	Fort Collins Coloradoan	28,460		34,716	1873	1977	(38)

Connecticut	Norwich	Norwich Bulletin	28,015		32,176	1791	1981	(49)

Delaware	Wilmington	The News Journal	117,292		140,882	1871	1978	(43)

Florida	Brevard County	FLORIDA TODAY	87,743		106,810	1966	1966	(9)
	Fort Myers	The News-Press	90,585		108,653	1884	1971	(24)
	Pensacola	Pensacola News Journal	63,292		81,377	1889	1969	(11)

Georgia	Gainesville	The Times *		20,102	23,958	1947	1981	(48)

Guam	Hagatna	Pacific Daily News	23,255		21,695	1944	1971	(23)

Hawaii	Honolulu	The Honolulu Advertiser	144,502		166,483	1856	1993	(60)

Idaho	Boise	The Idaho Statesman	65,606		87,630	1864	1971	(16)

Illinois	Rockford	Rockford Register Star	66,763		79,808	1855	1967	(10)

Indiana	Indianapolis	The Indianapolis Star	251,374		367,700	1903	2000	(91)
	Lafayette	Journal and Courier	36,694		43,371	1829	1971	(17)
	Marion	Chronicle-Tribune	18,143		20,856	1867	1971	(20)
	Muncie	The Star Press	32,450		35,561	1899	2000	(92)
	Richmond	Palladium-Item		18,434	22,348	1831	1976	(29)

Iowa	Des Moines	The Des Moines Register	154,569		245,468	1849	1985	(53)
	Iowa City	Iowa City Press-Citizen	14,912			1860	1977	(40)

Kentucky	Louisville	The Courier-Journal	216,122		281,661	1868	1986	(58)

Louisiana	Alexandria	Alexandria Daily Town Talk	35,542		40,955	1883	2000	(93)
	Lafayette	The Daily Advertiser	45,983		56,525	1865	2000	(71)
	Monroe	The News-Star	36,047		40,309	1890	1977	(42)
	Opelousas	Daily World	9,986		11,692	1939	2000	(94)
	Shreveport	The Times	66,329		80,993	1871	1977	(41)

Maryland	Salisbury	The Daily Times	27,322		31,338	1900	2000	(72)

Michigan	Battle Creek	Battle Creek Enquirer	24,963		33,200	1900	1971	(18)
	Detroit	The Detroit News		225,616		1873	1986	(55)
		The Detroit News and Free Press			722,385
	Lansing	Lansing State Journal	72,251		92,174	1855	1971	(15)
	Port Huron	Times Herald		29,323	39,567	1900	1970	(12)

Minnesota	St. Cloud	St. Cloud Times	27,894		37,357	1861	1977	(35)

Mississippi	Hattiesburg	Hattiesburg American		22,048	25,868	1897	1982	(51)
	Jackson	The Clarion-Ledger	96,952		109,702	1837	1982	(50)

Missouri	Springfield	Springfield News-Leader	61,844		90,417	1893	1977	(34)

Montana	Great Falls	Great Falls Tribune	33,499		37,264	1885	1990	(59)

Nevada	Reno	Reno Gazette-Journal	66,403		83,911	1870	1977	(31)

New Jersey	Asbury Park	Asbury Park Press	166,142		223,192	1879	1997	(68)
	Bridgewater	Courier News	39,861		40,901	1884	1927	(5)
	Cherry Hill	Courier-Post	78,751		94,744	1875	1959	(7)
	East Brunswick	Home News Tribune	61,597		68,206	1879	1997	(69)
	Morristown	Daily Record	42,212		44,510	1900	1998	(70)
	Vineland	The Daily Journal	17,566			1864	1986	(57)

(a)	Number in parentheses notes chronological order in which existing newspapers joined Gannett.

*	On Feb. 16, 2004, Gannett exchanged The Times in Gainesville, Ga., for two daily newspapers in Tennessee.

Non-daily publications: see listing of U.S. non-daily locations on page 12.

Daily newspapers
			Circulation
State							Joined
Territory	City	Newspaper	Morning	Afternoon	Sunday	Founded	Gannett	(a)

New Mexico	Alamogordo	Alamogordo Daily News+		6,957	8,383	1898	2003	(95)
	Carlsbad	Carlsbad Current-Argus+	8,149		8,252	1889	2003	(96)
	Deming	The Deming Headlight+	*			1881	2003	(97)
	Farmington	The Daily Times+	17,860		19,504	1894	2003	(98)
	Las Cruces	Las Cruces Sun-News+	25,057		24,778	1881	2003	(99)
	Silver City	Silver City Sun-News+		*	*	1995	2003	(100)

New York	Binghamton	Press & Sun-Bulletin	55,534		70,376	1904	1943	(6)
	Elmira	Star-Gazette	28,949		40,071	1828	1906	(1)
	Ithaca	The Ithaca Journal	18,376			1815	1912	(2)
	Poughkeepsie	Poughkeepsie Journal	40,146		50,794	1785	1977	(33)
	Rochester	Rochester Democrat and Chronicle	170,850		231,643	1833	1918	(3)
	Utica	Observer-Dispatch	45,261		52,272	1817	1922	(4)
	Westchester County	The Journal News	142,511		168,868	1829	1964	(8)

North Carolina	Asheville	Asheville Citizen-Times	56,300		70,477	1870	1995	(64)

Ohio	Bucyrus	Telegraph-Forum		7,171		1923	2000	(73)
	Chillicothe	Chillicothe Gazette		15,937	15,987	1800	2000	(74)
	Cincinnati	The Cincinnati Enquirer	193,731		308,838	1841	1979	(44)
	Coshocton	Coshocton Tribune		6,967	7,349	1842	2000	(75)
	Fremont	The News-Messenger		13,483		1856	1975	(27)
	Lancaster	Lancaster Eagle-Gazette		14,858	14,916	1807	2000	(76)
	Mansfield	News Journal		33,044	41,765	1885	2000	(77)
	Marion	The Marion Star		14,228	14,281	1880	2000	(78)
	Newark	The Advocate		21,959	22,989	1820	2000	(79)
	Port Clinton	News Herald		5,833		1864	1975	(28)
	Zanesville	Times Recorder	21,126		20,676	1852	2000	(80)

Oklahoma	Muskogee	Muskogee Daily Phoenix
		and Times-Democrat	17,877		19,097	1888	1977	(39)

Oregon	Salem	Statesman Journal	56,521		62,937	1851	1974	(26)

Pennsylvania	Chambersburg	Public Opinion		18,342		1869	1971	(14)

South Carolina	Greenville	The Greenville News	89,772		117,943	1874	1995	(65)

South Dakota	Sioux Falls	Argus Leader	54,154		76,305	1881	1977	(32)

Tennessee	Clarksville	The Leaf-Chronicle	22,613		26,931	1808	1995	(66)
	Jackson	The Jackson Sun	35,359		40,997	1848	1985	(54)
	Nashville	The Tennessean	174,868		248,728	1812	1979	(45)

Texas	El Paso	El Paso Times+	73,196		90,322	1879	1972	(25)

Utah	St. George	The Spectrum	22,551		23,918	1963	2000	(81)

Vermont	Burlington	The Burlington Free Press	48,331		57,496	1827	1971	(13)

Virginia	McLean	USA TODAY	2,251,035			1982	1982	(52)
	Staunton	The Daily News Leader	18,050		21,141	1904	1995	(67)

Washington	Bellingham	The Bellingham Herald	24,415		31,079	1890	1971	(21)
	Olympia	The Olympian	35,513		43,263	1889	1971	(19)

West Virginia	Huntington	The Herald-Dispatch	32,126		38,347	1909	1971	(22)

Wisconsin	Appleton	The Post-Crescent		53,391	69,043	1853	2000	(82)
	Fond du Lac	The Reporter		19,840	19,731	1870	2000	(83)
	Green Bay	Green Bay Press-Gazette	56,689		83,399	1915	1980	(46)
	Manitowoc	Herald Times Reporter		15,544	16,023	1898	2000	(84)
	Marshfield	Marshfield News-Herald		13,815		1927	2000	(85)
	Oshkosh	Oshkosh Northwestern	21,528		25,393	1868	2000	(86)
	Sheboygan	The Sheboygan Press		23,724	25,748	1907	2000	(87)
	Stevens Point	Stevens Point Journal		12,931		1873	2000	(88)
		Central Wisconsin Sunday			18,926
	Wausau	Wausau Daily Herald		22,862	29,297	1903	1980	(47)
	Wisconsin Rapids	The Daily Tribune		13,436		1914	2000	(89)

*	Circulation figures included with Las Cruces Sun-News amounts.

+	Newspapers are published by the Texas-New Mexico Newspapers Partnership, in which Gannett owns a 66.2% equity interest.

NEWSPAPERS AND NEWSPAPER DIVISION (continued)

ARMY TIMES PUBLISHING CO.
Headquarters: Springfield, Va.
Advertising offices: New York, N.Y.; Chicago, Ill.; Los Angeles, Calif.; Detroit, Mich.
Publications: Army Times, Navy Times, Marine Corps Times, Air Force Times, Federal Times, Defense News, Armed Forces Journal, ISR Journal, Training and Simulation Journal

CLIPPER MAGAZINE, INC.
Headquarters: Mountville, Pa.

NURSING SPECTRUM
Offices: Dallas/Fort Worth, Texas (serving Texas and Louisiana); Falls Church, Va. (serving Washington, D.C./Baltimore, Md.); Hoffman Estates, Ill. (serving Illinois, Indiana, Michigan and Ohio); Ft. Lauderdale, Fla. (serving Ft. Lauderdale and Tampa); King of Prussia, Pa. (serving Philadelphia and the Delaware Valley); Lexington, Mass. (serving New England states); Sunnyvale, Calif. (serving California and the Western States); Westbury, N.Y. (serving New York and New Jersey)

NON-DAILY PUBLICATIONS
Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Juarez, Mexico

USA WEEKEND
Circulation 23.7 million in 598 newspapers
Headquarters: McLean, Va.
Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.

GANNETT MEDIA TECHNOLOGIES INTERNATIONAL: Cincinnati, Ohio; Norfolk, Va.; Tempe, Ariz.

GANNETT OFFSET
Headquarters: Springfield, Va.
Offset sites: Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; Springfield, Va.

GANNETT OFFSET MARKETING SERVICES GROUP
   Gannett Direct Marketing Services, Inc.: Louisville, Ky.
   Telematch: Springfield, Va.

GANNETT RETAIL ADVERTISING GROUP: Chicago, Ill.

GANNETT SATELLITE INFORMATION NETWORK: McLean, Va.

GANNETT NEWS SERVICE
Headquarters: McLean, Va.
Bureau: Washington, D.C.
State bureaus: Albany, N.Y.; Baton Rouge, La.; Newark, N.J.; Sacramento, Calif.; Springfield, Ill.; Tallahassee, Fla.

USA TODAY
Headquarters and editorial offices: McLean, Va.
Print sites: Arlington, Texas; Atlanta, Ga.; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Chicago, Ill.; Columbia, S.C.; Fort Collins, Colo.; Fort Myers, Fla.; Hattiesburg, Miss.; Kankakee, Ill.; Lansing, Mich.; Las Vegas, Nev.; Lawrence, Kan.; Mansfield, Ohio; Marin County, Calif.; Minneapolis, Minn.; Miramar, Fla.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Pasadena, Texas; Port Huron, Mich.; Raleigh, N.C.; Richmond, Ind.; Rockaway, N.J.; St. Louis, Mo.; Salisbury, N.C.; Salt Lake City, Utah; San Bernardino, Calif.; Springfield, Va.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.

International print sites: Frankfurt, Germany; Gosselies, Belgium; Hong Kong; London, England

National offices: Atlanta, Ga.; Boston, Mass.; Buffalo, N.Y.; Charlotte, N.C.; Chicago, Ill.; Cincinnati, Ohio; Dallas, Texas; Denver, Colo.; Detroit, Mich.; Houston, Texas; Los Angeles, Calif.; Minneapolis, Minn.; Nashville, Tenn.; New York, N.Y.; Orlando, Fla.; Philadelphia, Pa.; Phoenix, Ariz.; San Francisco, Calif.; Seattle, Wash.; St. Louis, Mo.; Washington, D.C.

International offices: Hong Kong; London, England; Singapore

Advertising offices: McLean, Va.; Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Detroit, Mich.; London, England; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.

USA TODAY SPORTS WEEKLY
Editorial offices: McLean, Va.
Advertising offices: Chicago, Ill.; McLean, Va.; New York, N.Y.

USATODAY.com
Headquarters and editorial offices: McLean, Va.
Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Detroit, Mich.; Los Angeles, Calif.; McLean, Va.; New York, N.Y.; San Francisco, Calif.

NEWSQUEST PLC

Daily newspapers
				Circulation				Joined
City	Newspaper	Morning		Afternoon		Saturday	Founded	Gannett

Basildon	Evening Echo			40,019			1969	1999
Blackburn	Lancashire Evening Telegraph			37,448		32,004	1886	1999
Bolton	Bolton Evening News			36,181		28,113	1867	1999
Bournemouth	Daily Echo			37,481	*		1900	2000
Bradford	Telegraph & Argus			48,363		45,841	1868	1999
Brighton	The Argus			44,514		43,166	1880	1999
Colchester	Evening Gazette			27,055			1970	1999
Darlington	The Northern Echo	58,194	*				1870	1999
Glasgow	Evening Times			95,761		52,202	1876	2003
Glasgow	The Herald	85,932				85,850	1783	2003
Newport	South Wales Argus			31,376		27,758	1892	2000
Oxford	Oxford Mail			28,685		26,872	1928	1999
Southampton	Southern Daily Echo			49,301	*		1888	2000
Swindon	Evening Advertiser			24,550		20,601	1854	1999
Weymouth	Dorset Echo			21,032	*		1921	2000
Worcester	Worcester Evening News			21,066		18,072	1937	1999
York	Evening Press			37,881		36,733	1882	1999

*	Monday-Saturday inclusive

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

BROADCASTING

Television stations
				Weekly			Joined
State	City	Station	Channel/Network	Audience(a)		Founded	Gannett

Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970	1997
	Kingman	KMOH-TV*	Channel 6/NBC	(b	)	1988	1997
	Phoenix	KPNX-TV	Channel 12/NBC	1,215,000		1953	1979
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	414,000		1955	1994
California	Sacramento	KXTV-TV	Channel 10/ABC	1,058,000		1955	1999
Colorado	Denver	KUSA-TV	Channel 9/NBC	1,236,000		1952	1979
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,954,000		1949	1986
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	414,000		1989	2000
		WTLV-TV	Channel 12/NBC	493,000		1957	1988
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,327,000		1965	1996
Georgia	Atlanta	WXIA-TV	Channel 11/NBC	1,711,000		1948	1979
	Macon	WMAZ-TV	Channel 13/CBS	199,000		1953	1995
Maine	Bangor	WLBZ-TV	Channel 2/NBC	120,000		1954	1998
	Portland	WCSH-TV	Channel 6/NBC	335,000		1953	1998
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	414,000		1962	1997
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,434,000		1953	1983
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,083,000		1947	1995
New York	Buffalo	WGRZ-TV	Channel 2/NBC	556,000		1954	1997
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	598,000		1949	1988
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,318,000		1948	1995
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	276,000		1953	1998
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	438,000		1956	1995

(a)	Weekly audience is number of TV households reached, according to the November 2003 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

*	Gannett has an agreement to sell KMOH-TV. The closing is expected in the first half of 2004.

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

     We also provide access on this Web site to our Principles of Corporate Governance, the charters of our Audit, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including our Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at our headquarters address. In addition, we will disclose on this Web site changes to, or waivers of, our corporate Ethics Policy.

     Gannett properties also offer online services or informational sites on the Internet as follows:

Gannett Corporate

Gannett Co., Inc.	www.gannett.com

Newspapers and Newspaper Division

USA TODAY	www.usatoday.com
USA WEEKEND	www.usaweekend.com
Alexandria (La.) Daily Town Talk	www.thetowntalk.com
The Post-Crescent, Appleton, Wis.	www.postcrescent.com
Asbury Park (N.J.) Press	www.app.com
Asheville (N.C.) Citizen-Times	www.citizen-times.com
Battle Creek (Mich.) Enquirer	www.battlecreekenquirer.com
The Bellingham (Wash.) Herald	www.bellinghamherald.com
Press & Sun-Bulletin, Binghamton, N.Y.	www.pressconnects.com
The Idaho Statesman, Boise	www.idahostatesman.com
Telegraph-Forum, Bucyrus, Ohio	www.bucyrustelegraphforum.com
FLORIDA TODAY, Brevard County	www.floridatoday.com
Courier News, Bridgewater, N.J.	www.c-n.com
The Burlington (Vt.) Free Press	www.burlingtonfreepress.com
Public Opinion, Chambersburg, Pa.	www.publicopiniononline.com
Courier-Post, Cherry Hill, N.J.	www.courierpostonline.com
Chillicothe (Ohio) Gazette	www.chillicothegazette.com
The Cincinnati Enquirer	www.cincinnati.com
The Leaf-Chronicle, Clarksville, Tenn.	www.theleafchronicle.com
Coshocton (Ohio) Tribune	www.coshoctontribune.com
The Des Moines Register	DesMoinesRegister.com
The Detroit News	detnews.com
Home News Tribune, East Brunswick, N.J.	www.thnt.com
Star-Gazette, Elmira, N.Y.	www.stargazette.com
El Paso (Texas) Times	www.elpasotimes.com
The Reporter, Fond du Lac, Wis.	www.fdlreporter.com
Fort Collins Coloradoan	www.coloradoan.com
The News-Press, Fort Myers, Fla.	www.news-press.com
The News-Messenger, Fremont, Ohio	www.thenews-messenger.com
The Times, Gainesville, Ga.*	www.gainesvilletimes.com
Great Falls (Mont.) Tribune	www.greatfallstribune.com
Green Bay (Wis.) Press-Gazette	www.greenbaypressgazette.com
The Greenville (S.C.) News	greenvilleonline.com
Pacific Daily News, Hagatna, Guam	www.guampdn.com
Hattiesburg (Miss.) American	www.hattiesburgamerican.com
The Honolulu Advertiser	www.honoluluadvertiser.com
The Herald-Dispatch, Huntington, W.Va.	www.herald-dispatch.com
The Indianapolis Star	www.indystar.com
Iowa City (Iowa) Press-Citizen	www.press-citizen.com
The Ithaca (N.Y.) Journal	www.theithacajournal.com
The Clarion-Ledger, Jackson, Miss.	www.clarionledger.com
The Jackson (Tenn.) Sun	www.jacksonsun.com
Journal and Courier, Lafayette, Ind.	www.jconline.com
The Daily Advertiser, Lafayette, La.	www.theadvertiser.com
Lancaster (Ohio) Eagle-Gazette	www.lancastereaglegazette.com
Lansing (Mich.) State Journal	www.lansingstatejournal.com
The Courier-Journal, Louisville, Ky.	www.courier-journal.com
Herald Times Reporter, Manitowoc, Wis.	www.htrnews.com
News Journal, Mansfield, Ohio	www.mansfieldnewsjournal.com
Chronicle-Tribune, Marion, Ind.	www.chronicle-tribune.com
The Marion (Ohio) Star	www.marionstar.com
Marshfield (Wis.) News-Herald	www.marshfieldnewsherald.com
The News-Star, Monroe, La.	www.thenewsstar.com
The Montgomery (Ala.) Advertiser	www.montgomeryadvertiser.com
Daily Record, Morristown, N.J.	www.dailyrecord.com
The Baxter Bulletin, Mountain Home, Ark.	www.baxterbulletin.com
The Star Press, Muncie, Ind.	www.thestarpress.com
The Tennessean, Nashville	www.tennessean.com
The Advocate, Newark, Ohio	www.newarkadvocate.com
Newspaper Network of Central Ohio	www.centralohio.com
Norwich (Conn.) Bulletin	www.norwichbulletin.com
The Olympian, Olympia, Wash.	www.theolympian.com
Daily World, Opelousas, La.	www.dailyworld.com
Oshkosh (Wis.) Northwestern	www.thenorthwestern.com
The Desert Sun, Palm Springs, Calif.	www.thedesertsun.com
Pensacola (Fla.) News Journal	www.PensacolaNewsJournal.com
The Arizona Republic, Phoenix	www.azcentral.com
News Herald, Port Clinton, Ohio	www.portclintonnewsherald.com
Times Herald, Port Huron, Mich.	www.thetimesherald.com
Poughkeepsie (N.Y.) Journal	www.poughkeepsiejournal.com
Reno (Nev.) Gazette-Journal	www.rgj.com
Palladium-Item, Richmond, Ind.	www.pal-item.com
Rochester (N.Y.) Democrat and Chronicle	www.DemocratandChronicle.com
Rockford (Ill.) Register Star	www.rrstar.com
Statesman Journal, Salem, Ore.	www.statesmanjournal.com
The Salinas Californian	www.thecalifornian.com
The Daily Times, Salisbury, Md.	www.delmarvanow.com
The Sheboygan (Wis.) Press	www.sheboygan-press.com
Argus Leader, Sioux Falls, S.D.	www.argusleader.com
St. Cloud (Minn.) Times	www.sctimes.com
The Spectrum, St. George, Utah	www.thespectrum.com
The Times, Shreveport, La.	www.shreveporttimes.com
Springfield (Mo.) News-Leader	www.news-leader.com
The Daily News Leader, Staunton, Va.	www.newsleader.com
Stevens Point (Wis.) Journal	www.stevenspointjournal.com
Tucson (Ariz.) Citizen	www.tucsoncitizen.com
Tulare (Calif.) Advance-Register	www.tulareadvanceregister.com
Observer-Dispatch, Utica, N.Y.	www.uticaod.com
The Daily Journal, Vineland, N.J.	www.thedailyjournal.com
Visalia (Calif.) Times-Delta	www.visaliatimesdelta.com
Wausau (Wis.) Daily Herald	www.wausaudailyherald.com
The Journal News, Westchester County, N.Y.	www.thejournalnews.com
The News Journal, Wilmington, Del.	www.delawareonline.com
The Daily Tribune, Wisconsin Rapids, Wis.	www.wisconsinrapidstribune.com
Times Recorder, Zanesville, Ohio	www.zanesvilletimesrecorder.com
Army Times	www.armytimes.com
Navy Times	www.navytimes.com
Marine Corps Times	www.marinetimes.com
Air Force Times	www.airforcetimes.com
Federal Times	www.federaltimes.com
Defense News	www.defensenews.com
Military City	www.militarycity.com
Nursing Spectrum	www.nursingspectrum.com
Gannett Offset	www.gannettoffset.com
Gannett Direct Marketing Services	www.gdms.com
Gannett Media Technologies International	www.gmti.com
101 Things to Do Magazine	www.101thingstodo.com
Clipper Magazine	www.clippermagazine.com

Newsquest PLC

Newsquest Media Group	www.newsquest.co.uk
Evening Echo, Basildon	www.thisisessex.co.uk
Lancashire Evening Telegraph, Blackburn	www.thisislancashire.co.uk
Bolton Evening News, Bolton	www.thisislancashire.co.uk
Daily Echo, Bournemouth	www.thisisdorset.net
Telegraph & Argus, Bradford	www.thisisbradford.co.uk
The Argus, Brighton	www.thisisbrightonandhove.co.uk
Evening Gazette, Colchester	www.thisisessex.co.uk
The Northern Echo, Darlington	www.thisisthenortheast.co.uk
The Herald, Glasgow	www.theherald.co.uk
Evening Times, Glasgow	www.eveningtimes.co.uk
South Wales Argus, Newport	www.thisisgwent.co.uk
Oxford Mail, Oxford	www.thisisoxfordshire.co.uk
Southern Daily Echo, Southampton	www.thisishampshire.net
Evening Advertiser, Swindon	www.thisiswiltshire.co.uk
Dorset Echo, Weymouth	www.thisisdorset.net
Worcester Evening News, Worcester	www.thisisworcestershire.co.uk
Evening Press, York	www.thisisyork.co.uk

Broadcasting

WXIA-TV, Atlanta	www.11alive.com
WLBZ-TV, Bangor, Maine	www.wlbz.com
WGRZ-TV, Buffalo, N.Y	www.wgrz.com
WKYC-TV, Cleveland, Ohio	www.wkyc.com
WLTX-TV, Columbia, S.C.	www.wltx.com
KUSA-TV, Denver	www.9news.com
WZZM-TV, Grand Rapids-Kalamazoo- Battle Creek, Mich.	www.wzzm13.com
WFMY-TV, Greensboro, N.C.	www.wfmynews2.com
WTLV-TV/WJXX-TV, Jacksonville, Fla.	www.firstcoastnews.com
WBIR-TV, Knoxville, Tenn.	www.wbir.com
KTHV-TV, Little Rock, Ark.	www.kthv.com
WMAZ-TV, Macon, Ga.	www.13wmaz.com
KARE-TV, Minneapolis-St. Paul	www.kare11.com
KPNX-TV, Phoenix, Ariz.	www.azcentral.com
WCSH-TV, Portland, Maine	www.wcsh6.com
KXTV-TV, Sacramento, Calif.	www.news10.net
KSDK-TV, St. Louis, Mo.	www.ksdk.com
WTSP-TV, Tampa-St. Petersburg, Fla.	www.tampabays10.com
WUSA-TV, Washington, D.C.	www.wusatv9.com

*	On Feb. 16, 2004, Gannett exchanged The Times in Gainesville, Ga., for two daily newspapers in Tennessee.

ITEM 2. PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 28, 2003, 15 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Nursing Spectrum are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In a few markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

     During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 37 of the company’s newspaper operations. Gannett continues to make significant investments in renovations of new facilities, where the investment improves the products for its readers and advertisers as well as productivity and operating efficiency. The company’s facilities are adequate for present operations. A listing of newspaper publishing centers and key properties may be found on pages 10-12.

Newspaper Publishing/United Kingdom

Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Its new headquarters is in Weybridge, Surrey. Substantial additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 13.

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns transmitter sites in 26 locations and leases one site.

     During the past five years, new broadcasting facilities or substantial improvements to existing facilities were completed in Jacksonville, Knoxville, Columbia, Cleveland and Tampa. Technical facility expansion to accommodate DTV was completed at 22 sites between 1998 and 2003. The company’s broadcast facilities are adequate for present purposes. A listing of broadcasting stations may be found on page 13.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns a data and network operations center in nearby Maryland. Headquarters facilities are adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found on page 48 in Note 10 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In three such matters, the company’s liability could exceed $100,000.

     In September 2003, the USEPA notified Multimedia, Inc., a wholly owned Gannett subsidiary, that the company is considered a de minimis potentially responsible party for costs associated with the Operating Industries, Inc. Superfund Site in Monterey, Calif. The settlement offer amount is not yet known.

     In July 2000, the state of New Jersey notified the Courier-Post in Cherry Hill that it was seeking to recover from the newspaper and other parties cleanup costs totaling approximately $1.9 million. These costs were allegedly expended by the New Jersey Department of Environmental Protection to clean up discharges of hazardous substances at the Noble Oil Company site at 30 Cramer Road, Tabernacle, Burlington County, N.J. To date, the Courier-Post has not made any payments to New Jersey in connection with this matter, and no estimate of the newspaper’s liability at the site is available.

     In September 1995, The Greenville (S.C.) News, along with other parties, entered into Administrative Order on Consent Number 95-26-C with the USEPA, which obligated the signatories to fund a Remedial Investigation/Feasibility Study at the Aqua-Tech Environmental, Inc. Superfund Site five miles east of Greer, S.C. The Greenville News expects to be responsible for less than 1% of future cleanup costs; however, no estimate of such costs is available.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

     Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 26 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High

1993	First	$25.32	$27.69
	Second	$23.75	$27.38
	Third	$23.88	$25.69
	Fourth	$23.75	$29.07

1994	First	$26.69	$29.19
	Second	$25.32	$27.44
	Third	$24.19	$25.82
	Fourth	$23.38	$26.69

1995	First	$25.07	$27.50
	Second	$26.00	$27.88
	Third	$26.50	$27.75
	Fourth	$26.44	$32.19

1996	First	$29.63	$35.38
	Second	$32.25	$35.82
	Third	$32.00	$35.07
	Fourth	$34.75	$39.25

1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01	*

*	Through February 24, 2004

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 1999 through 2003 is contained under the heading “Selected Financial Data” on pages 51-53 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent auditors. The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of reporting

Following is a discussion of the key factors that have affected the company’s business over the last three fiscal years. This commentary should be read in conjunction with the company’s financial statements, Selected Financial Data and the remainder of this Form 10-K.

     Critical accounting policies and the use of estimates: The company prepares its financial statements in accordance with generally accepted accounting principles (GAAP) which require the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. The company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

     Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of businesses. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources.

     Please refer to page 35 of this Form 10-K for a more complete discussion of all of the company’s significant accounting policies.

     The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2003 fiscal year ended on Dec. 28, 2003, and encompassed a 52-week period. The company’s 2002 and 2001 fiscal years also encompassed 52-week periods.

Business acquisitions, exchanges, dispositions and investments

2003: In March 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and five other daily newspapers in nearby New Mexico that were contributed by MediaNews Group. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 33.8% of its interest in the El Paso Times for which a non-operating gain was recognized, and the acquisition of a 66.2% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income.

     In April 2003, the company completed the acquisition of the publishing business of Scottish Media Group plc (SMG). The SMG publishing business consists of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business. The company purchased 100% of the stock of the Scotland businesses.

     In late August 2003, the company acquired the majority interest in The Ashland Media Group in Phoenix, Ariz. Ashland Media publishes TV y Mas, La Voz and TV Shopper, which are weekly publications. Ashland Media also has a direct marketing business, AZ Mail.

     On Oct. 31, 2003, the company acquired the assets of Clipper Magazine, Inc., one of the nation’s largest direct-mail advertising magazine companies. The acquisition also includes several affiliated operations including a full-service advertising agency, an e-mail customer retention service, a direct-mail service to new movers and MyClipper.com, a companion Web site for the core direct-mail advertising offerings.

     The company also purchased several small non-daily publications in the U.S. and in the U.K.

     The acquisitions of SMG, Ashland Media, Clipper Magazine and non-daily publications, which had an aggregate purchase price of approximately $483 million, were recorded under the purchase method of accounting. The company is in the process of finalizing valuations of the businesses, thus the allocation of the purchase price is preliminary.

     2002: The company purchased several small non-daily publications in the U.S. and in the U.K., a commercial printing business in Wisconsin and a defense industry magazine in McLean, Va. These acquisitions, which had an aggregate purchase price of approximately $35 million, were accounted for under the purchase method of accounting. The company contributed its Vincennes (Ind.) Sun-Commercial newspaper to the Gannett Foundation in July 2002. The Gannett Foundation is a not-for-profit, private foundation that makes charitable awards in the communities in which Gannett operates its newspapers and television stations. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

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

Results of operations

Consolidated summary

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts

	2003	Change	2002	Change	2001

Operating revenues	$6,711	4%	$6,422	2%	$6,300
Operating expenses	$4,730	5%	$4,496	(5%)	$4,710
Operating income	$1,981	3%	$1,926	21%	$1,590
Net income, as reported	$1,211	4%	$1,160	40%	$831
Earnings per share, as reported
Basic	$4.49	3%	$4.35	39%	$3.14
Diluted	$4.46	3%	$4.31	38%	$3.12

     A discussion of operating results of the company’s newspaper and broadcasting segments, along with other factors affecting net income, follows. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segments in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP in the company’s consolidated statements of income, is presented in Note 11 “Business Segment Information” of the consolidated financial statements.

     At the beginning of 2002, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142 or the “Statement”) “Goodwill and Other Intangible Assets,” which has a material impact on comparisons of 2003 and 2002 reported results of operations with reported results for 2001. If the Statement had been adopted at the beginning of 2001, defined as “comparable basis,” net income and earnings per share amounts would have been as follows:

In millions of dollars, except per share amounts

	2003	2002	2001

Net income, as reported	$1,211	$1,160	$831
Add back: goodwill amortization, net of tax			216

Adjusted net income	$1,211	$1,160	$1,047

Earnings per share, as reported
Basic	$4.49	$4.35	$3.14
Add back: goodwill amortization, net of tax			.81

Adjusted earnings per basic share	$4.49	$4.35	$3.95

Earnings per share, as reported
Diluted	$4.46	$4.31	$3.12
Add back: goodwill amortization, net of tax			.80

Adjusted earnings per diluted share	$4.46	$4.31	$3.92

     In the following discussions of newspaper and broadcasting results for 2002 as compared to 2001, the effect of this accounting change has been analyzed further. Note 3 to the consolidated financial statements also provides information on the accounting principle change.

     The company’s growth over the years has been through, in part, the acquisition of businesses. Certain operating results information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of 2003 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Newspapers

In addition to its domestic local newspapers, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest (including the SMG operations acquired in 2003), which publishes daily and non-daily newspapers in the United Kingdom, and Gannett Offset commercial printing. The newspaper segment in 2003 contributed 89% of the company’s revenues and 86% of its operating income.

     Record earnings were achieved by the newspaper segment in 2003, reflecting the results from the newly acquired SMG Publishing business, the newly formed Texas-New Mexico Newspapers Partnership and Clipper Magazine, Inc. and gains at most other U.S. and U.K. newspapers. In addition, a favorable currency exchange rate and growth in commercial printing activities positively impacted newspaper earnings. Newsquest’s financial results (including SMG) were translated from British pounds to U.S. dollars using a weighted average rate of $1.63 for 2003, as compared to $1.50 for 2002.

Newspaper operating results were as follows:

In millions of dollars

	2003	Change	2002	Change	2001

Revenues	$5,991	6%	$5,651	—	$5,637
Expenses	$4,278	6%	$4,035	(5%)	$4,236
Operating income	$1,713	6%	$1,616	15%	$1,401
Operating cash flow	$1,903	6%	$1,797	2%	$1,770

     Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 20%, respectively, of total newspaper revenues in 2003. Ad revenues also include those derived from advertising placed with newspaper Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the last three years.

Newspaper operating revenues, in millions of dollars

	2003	Change	2002	Change	2001

Advertising	$4,397	7%	$4,123	—	$4,120
Circulation	$1,213	3%	$1,182	(1%)	$1,188
Commercial printing and other	$381	10%	$346	5%	$329
Total	$5,991	6%	$5,651	—	$5,637

     The table below presents the components of reported advertising revenues for the last three years.

Advertising revenues, in millions of dollars

	2003	Change	2002	Change	2001

Local	$1,849	5%	$1,761	1%	$1,750
National	$732	8%	$678	(1%)	$687
Classified	$1,816	8%	$1,684	—	$1,683
Total ad revenue	$4,397	7%	$4,123	—	$4,120

     Reported advertising revenues for 2003 increased $274 million or 7%, while pro forma revenues presented in a separate table below reflect a 5% increase. Pro forma basis means that these results are presented as if all properties owned at the end of 2003 were owned throughout the periods presented. The variance between reported amounts and pro forma amounts relates principally to the full-year effect of the Clipper Magazine acquisition on Oct. 31, 2003, the SMG Publishing acquisition completed in April 2003 and the establishment of the Texas-New Mexico Newspapers Partnership in March 2003.

     In the tables that follow, newspaper advertising linage, circulation volume statistics and related revenue results are presented on a pro forma basis.

     For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts below, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however.

Advertising revenues, in millions of dollars (pro forma)

	2003	Change	2002	Change	2001

Local	$1,931	3%	$1,868	1%	$1,844
National	$739	6%	$697	(1%)	$704
Classified	$1,832	5%	$1,741	—	$1,738
Total ad revenue	$4,502	5%	$4,306	—	$4,286

Advertising linage, in millions of inches, and preprint distribution (pro forma)

	2003	Change	2002	Change	2001

Local	37.9	(2%)	38.7	(2%)	39.4
National	4.1	8%	3.8	6%	3.6
Classified	58.7	3%	56.7	7%	52.9
Total Run-of-Press	100.7	2%	99.2	3%	95.9
Preprint distribution (millions)	11,374	9%	10,466	6%	9,885

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

In millions of dollars

	2003	2002	2001

Pro forma ad revenues	$4,502	$4,306	$4,286
Add: Effect of dispositions	—	1	9
Less: Effect of acquisitions	(105)	(184)	(175)

As reported ad revenues	$4,397	$4,123	$4,120

     Reported local ad revenues were up $88 million or 5% in 2003. Pro forma local ad revenues were up 3%, with pro forma linage down 2%. Local ad revenues benefited from growth in preprint ad demand and revenues from non-daily publications. Ad spending by some of the larger retailers declined in 2003.

     Reported national ad revenues were up $54 million or 8% in 2003. Pro forma national ad revenues increased 6% on an 8% pro forma volume increase. This reflects improvement at certain of the company’s larger domestic newspapers, including USA TODAY, and the U.K. properties. National revenues at USA TODAY increased 4%, reflecting strong gains from automotive, telecommunications, retail and pharmaceutical-related advertising, which more than offset weakness in the technology and travel advertising categories.

     Reported classified ad revenues increased $132 million or 8%. On a pro forma basis, classified ad revenues increased 5%, with pro forma linage up 3%. Classified ad revenue gains were driven by strength in the automotive and real estate categories and online advertising at our local domestic and U.K. newspapers. Employment ad revenues continued to be adversely impacted by the weak U.S. labor market, however this category strengthened in the fourth quarter. Overall, on a reported and pro forma basis, the company’s classified results from Newsquest were stronger than its domestic results.

Newspaper advertising revenues in millions, as reported.

99	$3115
00	$3973
01	$4120
02	$4123
03	$4397

     Looking to 2004, modest ad revenue and volume growth are anticipated in most categories and in most newspaper markets. New products are being developed throughout the newspaper group and added resources are planned for sales and marketing initiatives. Revenue results for 2004 will, of course, be affected by the general economic performance in the U.S. and the U.K., consumer confidence, the strength of the job market, weakening or strengthening in the British pound-to-U.S. dollar exchange rate and the geopolitical environment.

     Reported 2003 newspaper circulation revenues increased $31 million or 3% in 2003 primarily as a result of the SMG and Texas-New Mexico transactions.

     For local newspapers, morning circulation accounts for approximately 79% of total daily volume, while evening circulation accounts for 21%. On a pro forma basis, local morning and Sunday circulation volumes declined about 1% and evening circulation declined 3% from 2002. Selected circulation price increases were implemented in 2003 at certain newspapers.

     USA TODAY’s average daily circulation for 2003 increased 1% to 2,251,035. USA TODAY reported an average daily paid circulation of 2,243,142 in the ABC Publisher’s Statement for the 26 weeks ended Sept. 28, 2003, a slight increase over the comparable period a year earlier.

Newspaper circulation revenues in millions, as reported.

99	$942
00	$1083
01	$1188
02	$1182
03	$1213

     Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)

	2003	Change	2002	Change	2001

Local Newspapers
Morning	4,812	(1%)	4,883	—	4,900
Evening	1,257	(3%)	1,297	(3%)	1,338
Total daily	6,069	(2%)	6,180	(1%)	6,238
Sunday	7,032	(1%)	7,092	(1%)	7,151

     The actual number of people reading newspapers, in addition to net-paid circulation, is becoming increasingly important to advertisers as they decide where to place their advertising.

     Readership numbers indicate that a typical newspaper’s reach is greater than its paid circulation. That’s attributed in part to “pass-along” readership, or those reading newspapers that they didn’t subscribe to or purchase such as multiple adults reading the newspaper in a household, those reading restaurant copies or newspapers at work, in libraries, etc.

     According to the Audit Bureau of Circulations (ABC), the independent auditing firm, there has been increased emphasis on readership as a meaningful circulation measurement tool within the U.S. newspaper industry.

     The ABC Reader Profiles include the number of readers reading each newspaper sold, a “readers per copy” measure, for both weekday and Sunday editions. Based on data from ABC Reader Profiles reported for certain of the company’s newspapers, an average of 2.39 adults read a typical copy of a weekday Gannett newspaper; on Sunday the average is 2.34.

     For 2002, reported advertising revenues were even with year-earlier amounts, reflecting a continued soft advertising environment. A higher foreign exchange rate for Newsquest operations favorably impacted revenue comparisons.

     Reported and pro forma local ad revenues were up 1% in 2002 with pro forma linage down 2%. Ad spending by some of the largest retailers continued to be soft in 2002, reflecting closings and consolidations in an uncertain U.S. economy. Local revenue benefited however, from revenue gains from small- and medium-sized advertisers and new product developments.

     Reported and pro forma national ad revenues for 2002 were down 1% with pro forma linage up 6%. National revenues at USA TODAY were down 6%, adversely affected by diminished demand for financial-, technology- and travel-related advertising.

     Reported and pro forma classified revenues in 2002 increased slightly and pro forma linage increased by 7%. This reflects higher automotive and real estate advertising partially offset by lower revenues from classified employment advertising.

     Reported 2002 newspaper circulation revenues decreased $6 million or less than 1%. On a pro forma basis, local morning circulation volume was even with 2001. Evening and Sunday circulation volumes declined 3% and 1%, respectively, from 2001. Selected circulation price increases were implemented in 2002 at certain newspapers.

     USA TODAY’s average daily circulation for 2002 declined less than 1% to 2,238,174. USA TODAY reported an average daily paid circulation of 2,227,839 in the ABC Publisher’s Statement for the six months ended Sept. 30, 2002, a 1% decrease over the comparable period in 2001.

     Newspaper operating expense: Newspaper operating costs rose $243 million, or 6%, in 2003 primarily as a result of the SMG, Clipper Magazine and Texas-New Mexico transactions, increased commercial printing volume, higher newsprint expense and higher insurance, pension and other employee benefit costs. Newspaper operating costs, excluding the SMG, Clipper Magazine and Texas-New Mexico transactions, increased $131 million or 3%. Benefit cost increases in 2003 were tempered by modifications to certain retiree and employee benefit programs. The higher foreign exchange rate in 2003 for Newsquest operations also adversely impacted expense comparisons. Newsprint expense increased 10% reflecting higher year-over-year prices and increased consumption due primarily to the aforementioned transactions and increased commercial printing activity. Newsprint expense, excluding the 2003 transactions mentioned above, increased 7%. Newsprint consumption increased 4%. Newspaper payroll costs were up 7% for the year again reflecting added costs from the 2003 acquisitions and the unfavorable impact of currency on expense comparisons.

     For 2004, newsprint consumption for presently owned properties is expected to increase modestly, and average prices are also expected to increase.

     The following table details the impact of SFAS No. 142 on newspaper operating cost comparisons of 2003, 2002 and 2001.

Newspaper operating costs, in millions of dollars

	2003	Change	2002	Change	2001

As reported	$4,278	6%	$4,035	(5%)	$4,236
Impact of SFAS No. 142:
Less: goodwill amortization, pre-tax					(191)

Adjusted	$4,278	6%	$4,035	—	$4,045

     Newspaper operating costs declined $201 million, or 5%, in 2002 mainly due to the decrease in goodwill amortization (see discussion of accounting change in Note 3 on page 38) and lower newsprint expense. On a comparable accounting basis for goodwill, newspaper operating costs declined $10 million, or less than 1%. This reflects lower newsprint expense and cost controls, partially offset by increased pension and other employee benefit expenses, increased commercial printing volume and expense, and an increase in the average exchange rate for Sterling. Newsprint expense decreased 19%, due to significantly lower prices. Newsprint consumption increased about 1% for the year. Consumption in 2002 was tempered by the impact of web-width reductions implemented in 2001 and in 2002. Newspaper payroll costs were up 1% for the year.

     Newspaper operating income: Operating income increased $97 million or 6% over 2002. The operating income improvement was largely due to the positive impact of earnings from the SMG and Texas-New Mexico transactions, favorable foreign exchange rates and gains in advertising revenues. Earnings gains were tempered by overall increased employee benefit costs and newsprint expense.

     Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.63 for 2003, as compared to $1.50 for 2002.

     For 2004, newspaper operating income is expected to show continued growth, reflecting full-year results for the 2003 acquisitions and modest revenue gains, partially offset by higher newsprint, payroll and benefit costs.

     Operating income increased $215 million or 15% in 2002. On a comparable accounting basis reflecting the adoption of SFAS No. 142, operating income increased $24 million or 2%. The following table details the impact of SFAS No. 142 on newspaper operating income comparisons.

Newspaper operating income, in millions of dollars

	2003	Change	2002	Change	2001

As reported	$1,713	6%	$1,616	15%	$1,401
Impact of SFAS No. 142:
Add back: goodwill amortization, pre-tax					191
Adjusted	$1,713	6%	$1,616	2%	$1,592

     Newspaper operating income improvement for 2002 reflects lower newsprint expense partially offset by increased pension and other employee benefit expenses. Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.50 for 2002, as compared to $1.44 for 2001.

Broadcasting

     The company’s broadcasting operations at the end of 2003 included 22 television stations in markets reaching 17.8% of U.S. television homes.

     Over the last three years, reported broadcasting revenues, expenses, operating income and operating cash flows were as follows:

In millions of dollars

	2003	Change	2002	Change	2001

Revenues	$720	(7%)	$771	16%	$663
Expenses	$390	(3%)	$400	(3%)	$413
Operating income	$330	(11%)	$371	48%	$250
Operating cash flow	$356	(10%)	$397	25%	$317

     Reported broadcast revenues declined $51 million or 7% for 2003. The revenue decline reflects a challenging comparison with 2002, which benefited from approximately $100 million in political and Olympic ad spending. Ad demand was negatively impacted by the hostilities overseas. Local and national advertising revenues decreased 1% and 15%, respectively, from 2002.

     Reported operating expenses declined $10 million or 3% in 2003 as lower programming and advertising sales costs were partially offset by increased news and employee benefit costs.

     For 2004, television revenues and earnings are expected to improve with higher ad spending from political campaigns and the Summer Olympics on our NBC stations.

     Total broadcast revenues rose $108 million or 16% for 2002. Revenues benefited from very strong political and issue advertising and revenues from the Winter Olympics in Salt Lake City, Utah, on the company’s NBC stations. Local and national advertising revenues increased 11% and 26%, respectively, over 2001. Political and issue advertising in key states contributed to the increase in broadcast revenues.

     Reported operating expenses declined $13 million, or 3%, in 2002 mainly due to the adoption of SFAS No. 142 and the resulting decrease in goodwill amortization expense. On a comparable accounting basis for goodwill, broadcast operating expenses increased $29 million or 8%. Broadcast payroll costs were 4% higher for the year, principally due to selling costs associated with higher revenue levels in 2002 and higher pension and other employee benefit costs.

     The following table details the impact of SFAS No. 142 on broadcast operating cost comparisons of 2003, 2002 and 2001.

Broadcast operating costs, in millions of dollars

	2003	Change	2002	Change	2001

As reported	$390	(3%)	$400	(3%)	$413
Impact of SFAS No. 142:
Less: goodwill amortization, pre-tax					(42)
Adjusted	$390	(3%)	$400	8%	$371

Broadcasting revenues in millions, as reported.

99	$729
00	$789
01	$663
02	$771
03	$720

Consolidated operating expenses

     Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars

	2003	Change	2002	Change	2001

Cost of sales	$3,454	6%	$3,254	(1%)	$3,276
Selling, general and admin. expenses	$1,045	2%	$1,019	3%	$990
Depreciation	$223	4%	$215	6%	$202
Amortization of intangible assets	$8	13%	$7	(97%)	$241

     Cost of sales for 2003 increased $200 million or 6%, reflecting the effect of SMG and other businesses acquired during the year, higher newsprint expense, and increased pension and other employee benefit costs. Benefit cost increases were tempered by modifications to certain retiree and employee benefits. Average newsprint prices increased 5% in 2003.

     SG&A increased in 2003 by $26 million or 2% also due primarily to new businesses acquired in 2003 and generally higher newspaper advertising sales expenses.

     Depreciation expense increased 4% in 2003 and amortization of intangibles increased 13%, primarily due to businesses acquired and the higher exchange rate.

     For 2004, the company expects employee benefit costs to increase further, primarily in the medical area. Medical costs are expected to increase as the high rate of medical cost inflation continues throughout the U.S.

     Cost of sales for 2002 decreased $22 million or 1%. This reflected significantly lower newsprint expense and cost controls partially offset by increased pension and other employee benefit expenses.

     SG&A increased $29 million or 3% in 2002, due primarily to increased advertising sales expenses at newspapers and broadcast stations.

     Depreciation expense increased 6% in 2002 primarily due to the new USA TODAY and Corporate headquarters facility, completed in the fourth quarter of 2001.

     Amortization expense decreased $234 million in 2002 due to the adoption of SFAS No. 142 (see discussion of accounting change on page 18).

     Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2003	2002	2001

Payroll and employee benefits	49.5%	47.6%	43.7%
Newsprint and other production material	17.2%	16.7%	18.5%

Payroll and employee benefits as a percentage of total pre-tax operating expenses, on a comparable basis for goodwill, was 46% in 2001. Newsprint and other production materials, on a comparable basis for goodwill, was 19.4% of total pre-tax operating expenses in 2001.

Non-operating income and expense

Interest expense in 2003 decreased $7 million or 5% due to lower average commercial paper balances outstanding and lower interest rates on commercial paper debt. The lower interest expense from commercial paper debt was partially offset by incremental interest expense in the first quarter of 2003 from the fixed-rate notes issued in March 2002 (discussed below). The company reduced its commercial paper borrowings by approximately $705 million during 2003. The daily average outstanding balance of commercial paper was $2.4 billion during 2003 and $3.1 billion during 2002. The weighted average interest rate on commercial paper was 1.2% for 2003 and 1.8% for 2002.

     The company’s average borrowing rates are expected to be slightly higher in 2004.

     Interest expense in 2002 declined $75 million due to significantly lower interest rates and lower debt levels. Most of the company’s debt was in commercial paper for which the daily average outstanding balance was $3.1 billion during 2002 and $5.2 billion during 2001. The weighted average interest rate on commercial paper was 1.8% for 2002 and 4.1% for 2001.

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

     In all years shown, non-operating income and expense include costs associated with certain minority interest investments in online/new technology businesses. In 2003, other non-operating expense also includes the non-monetary gain on the company’s sale of 33.8% of its interest in the El Paso Times (see further discussion on page 17) along with minority interest expense related to the Texas-New Mexico Newspapers Partnership and the Ashland Media partnership.

Operating cash flow

The company’s consolidated operating cash flow totaled $2.213 billion in 2003 compared to $2.149 billion in 2002 and $2.034 billion in 2001. The 3% increase in operating cash flow for 2003 reflects the increase in earnings for newspapers and lower interest expense. The table below presents operating cash flow as a percent of revenue over the last 5 years.

Operating cash flow, as a percent of revenue.

99	36.4
00	35.5
01	32.3
02	33.5
03	33.0

Provision for income taxes

The company’s effective income tax rate was 34.2% in 2003, 34.3% in 2002 and 39.4% in 2001. The decrease in the effective tax rate each year reflects generally lower taxes related to foreign operations. The decrease in 2002’s rate is also due to lower state taxes and the adoption of SFAS No. 142 (see discussion on page 18). The company does not expect its effective rate to change significantly in 2004 from 2003.

Net income

In 2003, the company reported net income of $1.21 billion or $4.46 per diluted share, up 4% and 3%, respectively. Operating income from newspapers increased in 2003 while it declined for the broadcasting segment. Net non-operating costs were lower principally due to lower interest expense and a non-monetary gain recognized on the sale of the company’s 33.8% interest in its El Paso newspaper in the first quarter of 2003. Average diluted shares outstanding for 2003 totaled 271,872,000, compared to 269,286,000 in 2002. Basic shares totaled 269,559,000 for 2003 and 266,885,000 for 2002.

     In 2002, the company reported net income of $1.16 billion or $4.31 per diluted share, up 40% and 38%, respectively. Operating income from newspapers and broadcasting was higher in 2002 both on a reported basis and on a comparable basis for SFAS No. 142. Net non-operating costs were lower, principally due to lower interest expense.

     In 2001, the company reported net income of $831 million or $3.12 per diluted share. Operating income from both business segments declined in 2001 and net non-operating costs were higher, principally because of greater interest expense.

Income from continuing operations, in millions.

99	$919
00	$972
01	$831
02	$1160
03	$1211

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was nearly $1.5 billion in 2003, reflecting strong newspaper results and the absence of a pension contribution in 2003. Cash used by the company for investing activities totaled $766 million, primarily reflecting capital spending of $281 million, and $483 million for several acquisitions. Cash used by the company for financing activities totaled $738 million in 2003, reflecting the pay down of debt of $713 million and dividends paid of $261 million, offset by proceeds from the exercise of stock options.

     There were no significant changes in the make up or level of the company’s working capital accounts in 2003.

     Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2003	2002	2001

Current ratio	1.3-to-1	1.2-to-1	1.0-to-1
Accounts receivable turnover	7.7	7.9	7.5
Newsprint inventory turnover	6.3	6.2	5.9

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

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 28, 2003	Dec. 29, 2002

Unsecured promissory notes	$1,927,500	$2,632,879
Unsecured global notes	1,794,455	1,792,887
Other indebtedness	112,556	121,499

Total long-term debt	$3,834,511	$4,547,265

     The unsecured promissory notes at Dec. 28, 2003, were due from Dec. 29, 2003, to Jan. 29, 2004, with rates varying from 1.04% to 1.08%.

     The unsecured promissory notes at Dec. 29, 2002, were due from Jan. 2, 2003, to Jan. 24, 2003, with rates varying from 1.32% to 1.35%.

     The maximum amount of such promissory notes outstanding at the end of any period during 2003 and 2002 was $2.7 billion and $5.0 billion, respectively. The daily average outstanding balance was $2.4 billion during 2003 and $3.1 billion during 2002 and the weighted average interest rate on commercial paper was 1.2% for 2003 and 1.8% for 2002. The weighted average interest rate on all debt was 3.1% for 2003 and 3.0% for 2002.

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

     Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with those acquisitions. The Newsquest and Newscom notes ($15.4 million and $80.5 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 28, 2003, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.4% at Dec. 28, 2003).

     At Dec. 28, 2003, the company had $4.1975 billion of credit available under two revolving credit agreements. The agreements provide for revolving credit periods which permit borrowings from time-to-time to the maximum commitments. The 2000 $1.53 billion agreement revolving credit period extends to July 2005. The 2002 $2.6675 billion agreement consists of a $1.3025 billion 364-day facility which extends to March 2004 and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a 1-year term loan at Gannett’s option. The 364-day facility portion of the 2002 agreement was increased to $1.3375 billion in early January 2004.

     In February 2004, the company received commitments of $2.66 billion from a number of banks to provide revolving credit facilities that have a 364-day facility, a 2-year facility and a 5-year facility to replace the $1.3375 billion 364-day facility that matures in March 2004 and the $1.53 billion 5-year facility that matures in July 2005. Concurrent with the effective date of the new revolving credit agreement, expected in March 2004, the company will terminate the $1.3375 billion 364-day facility and the $1.53 billion 5-year facility.

     The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes and Newsquest and Newscom notes are classified as long-term debt.

     The commitment fee rates for the 2002 revolving credit agreement may range from .05% to .20%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 28, 2003, were .06% for the 364-day facility and .08% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The commitment fee rates for the $1.53 billion revolving credit agreement may range from .07% to .09%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 28, 2003, was .07% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be at .13% to .24% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The current revolving credit agreements contain restrictive provisions that require the maintenance of net worth of at least $2.5 billion and an interest coverage ratio of 3:1. At Dec. 28, 2003, and Dec. 29, 2002, net worth was $8.4 billion and $6.9 billion, respectively. The interest coverage ratio for the year ended Dec. 28, 2003, was 15:1.

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

     Approximate annual maturities of long-term debt, assuming that the company had used its $4.1975 billion of revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2004	$—
2005	1,162,057
2006	15,351
2007	2,061,752
2008	87,475
Later years	507,876

Total	$3,834,511

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.0 billion at Dec. 28, 2003, compared with a book value of $3.8 billion.

     At Dec. 28, 2003, and Dec. 29, 2002, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

     The company has a capital expenditure program (not including business acquisitions) of approximately $280 million planned for 2004, including approximately $48 million for land and buildings or renovation of existing facilities, $209 million for machinery and equipment, and $23 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2004 capital program will be funded from operating cash flow.

Off balance sheet arrangements and contractual obligations

The following table summarizes the expected cash outflows resulting from financial contracts and commitments. Information on our recurring purchases of materials for use in our daily operations are not included as these amounts are generally consistent from year to year and are not long-term in nature (less than three months).

Contractual obligations	Payments due by period

In millions of dollars	Total	2004	2005-06	2007-08	Thereafter

Long-term debt	$3,835	$—	$1,178	$2,149	$508
Operating leases	304	45	77	61	121
Printing contracts	368	51	84	71	162
Purchase obligations	378	196	127	36	19
Other long-term liabilities	512	122	76	81	233

Total	$5,397	$414	$1,542	$2,398	$1,043

     The amounts above include amounts paid or expected to be paid into the company’s retirement plans on a voluntary basis in 2004 and include expected amounts to be paid under postretirement benefit plans.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals $98 million held by Ponderay.

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

Capital stock

In 2000, the Board approved an authorization for the repurchase of up to an additional $1 billion in common stock, in addition to $258 million remaining from a prior authorization. During 2000, the company repurchased approximately 14.7 million shares for $967 million, leaving $291 million available for future repurchases at Dec. 28, 2003. In February 2004, the company announced its plan to reactivate its existing share repurchase program. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

     An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June of 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding future contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants.

     The company’s common stock outstanding at Dec. 28, 2003, totaled 272,417,046 shares, compared with 267,909,686 shares at Dec. 29, 2002.

Dividends

Dividends declared on common stock amounted to $264 million in 2003, compared with $251 million in 2002, reflecting an increase in the dividend rate and an increase in shares outstanding.

Dividends declared per share.

94	$.67
95	$.69
96	$.71
97	$.74
98	$.78
99	$.82
00	$.86
01	$.90
02	$.94
03	$.98

     On Oct. 1, 2003, the quarterly dividend was increased from $.24 to $.25 per share.

Cash dividends		Payment date	Per share

2003	4th Quarter	Jan. 2, 2004	$.25
	3rd Quarter	Oct. 1, 2003	$.25
	2nd Quarter	July 1, 2003	$.24
	1st Quarter	April 1, 2003	$.24

2002	4th Quarter	Jan. 2, 2003	$.24
	3rd Quarter	Oct. 1, 2002	$.24
	2nd Quarter	July 1, 2002	$.23
	1st Quarter	April 1, 2002	$.23

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

     The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related to Newsquest and reported as part of shareholders’ equity, totaled $352 million at Dec. 28, 2003. This reflects an overall strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 28, 2003, exchange rate of $1.78. Refer to Item 7A below for additional detail.

     2004 business transactions and other matters: On Feb. 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek will continue to be published as a separate publication of Nursing Spectrum. Altogether, Nursing Spectrum will publish 12 regional magazines with a combined circulation of more than 1 million registered nurses. The two Web sites, www.nurseweek.com and www.nursingspectrum.com, average more than 1.8 million page views per month.

     The company has an agreement to sell its NBC affiliate in Kingman Ariz., KMOH-TV. Closing is expected in the first half of 2004.

     On Feb. 16, 2004, the company exchanged its daily newspaper, The Times, in Gainesville, Ga., for two daily newspapers in Tennessee.

     In late March 2003, the company entered into an agreement, conditional upon regulatory consent, with Independent News and Media Limited for the acquisition of its Greater London regional publishing business. On October 21, 2003, the Secretary of State for Trade and Industry in the U.K. approved the purchase by the company of the bulk of the titles owned by Independent News and Media Limited but did not approve the purchase of certain other titles, and the agreement therefore lapsed. The titles have subsequently been purchased by a third party.

     New accounting pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The adoption of the provisions of FIN 46 applicable to 2003 did not have, and the company believes that the provisions to be adopted in 2004 will not have, a material impact on its financial position or results of operations.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation and net postretirement benefit costs and, if so, when and how to account for those effects.

     In response to these questions, the FASB issued FASB Staff Position 106-1 (FSP 106-1), which confirms that companies are required to account for changes in relevant laws. FSP 106-1, however, also recognized that the accounting for the federal subsidy was not explicitly addressed in the accounting literature and therefore allowed companies to defer accounting for the Act until guidance is issued. As permitted by FSP 106-1, the company has deferred accounting for the effects of the Act until the authoritative guidance is issued, which could require the company to change previously reported information.

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

     Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British-pound-to-U.S. dollar exchange rate; and (k) general economic, political and business conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for 2003 would have decreased approximately 2%.

     Because the company has $1.9 billion in commercial paper obligations outstanding at Dec. 28, 2003, that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $9.6 million, respectively.

     Refer to page 25 for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
FINANCIAL STATEMENTS
Report of Independent Auditors	29
Consolidated Balance Sheets at December 28, 2003, and December 29, 2002	30
Consolidated Statements of Income for each of the three fiscal years in the period ended December 28, 2003	32
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 28, 2003	33
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended December 28, 2003	34
Notes to Consolidated Financial Statements	35

SUPPLEMENTARY DATA
Quarterly Statements of Income (Unaudited)	54

FINANCIAL STATEMENT SCHEDULE
Financial Statement Schedule for each of the three fiscal years in the period ended December 28, 2003
Schedule II — Valuation and Qualifying Accounts and Reserves*	55

OTHER INFORMATION
Management’s Responsibility for Financial Statements	29
Selected Financial Data	51

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Gannett Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gannett Co., Inc. and its subsidiaries at Dec. 28, 2003 and Dec. 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3, effective at the beginning of 2002 the company adopted Statement of Financial Accounting Standards No. 142, and, accordingly, changed its method of accounting for goodwill and other intangible assets.

PricewaterhouseCoopers LLP

McLean, Virginia
February 2, 2004

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

     The company’s independent auditors, PricewaterhouseCoopers LLP, provide an independent assessment of the degree to which management meets its responsibility for fairness in financial reporting. They regularly evaluate the company’s system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the financial statements. The PricewaterhouseCoopers LLP report appears alongside.

     The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the company’s financial reports and accounting practices to ascertain that they are appropriate in the circumstances. The Audit Committee consists of four non-management directors, and meets to discuss audit and financial reporting matters with representatives of financial management, the internal auditors and the independent auditors. The internal auditors and the independent accountants have direct access to the Audit Committee to review the results of their examinations, the adequacy of internal accounting controls and the quality of financial reporting.

Douglas H. McCorkindale Chairman, President and Chief Executive Officer	Gracia C. Martore Senior Vice President and Chief Financial Officer

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Assets	Dec. 28, 2003	Dec. 29, 2002

Current assets
Cash and cash equivalents	$67,188	$90,374
Trade receivables (less allowance for doubtful receivables of $41,530 and $36,610, respectively)	907,619	827,398
Other receivables	66,348	52,700
Inventories	115,924	101,189
Prepaid expenses	66,182	61,418

Total current assets	1,223,261	1,133,079

Property, plant and equipment
Land	239,437	240,515
Buildings and improvements	1,382,861	1,313,404
Machinery, equipment and fixtures	2,846,446	2,730,488
Construction in progress	219,154	138,360

Total	4,687,898	4,422,767
Less accumulated depreciation	(2,005,630)	(1,887,762)

Net property, plant and equipment	2,682,268	2,535,005

Intangible and other assets
Goodwill	9,601,767	8,822,299
Other intangible assets, less accumulated amortization of $19,264 and $10,993, respectively	108,736	98,807
Investments and other assets	1,090,207	1,143,824

Total intangible and other assets	10,800,710	10,064,930

Total assets	$14,706,239	$13,733,014

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Liabilities and shareholders' equity	Dec. 28, 2003	Dec. 29, 2002

Current liabilities
Accounts payable
Trade	$323,015	$298,080
Other	29,807	29,662
Accrued liabilities
Compensation	100,750	111,995
Interest	25,954	26,806
Other	150,890	149,072
Dividend payable	68,143	64,443
Income taxes	101,663	121,276
Deferred income	161,615	157,291

Total current liabilities	961,837	958,625

Deferred income taxes	743,975	678,541
Long-term debt	3,834,511	4,547,265
Postretirement medical and life insurance liabilities	337,989	378,855
Other long-term liabilities	312,507	257,933

Total liabilities	6,190,819	6,821,219

Minority interests in consolidated subsidiaries	92,439	—

Commitments and contingent liabilities (see Note 10)
Shareholders’ equity

Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none
Common stock, par value $1: Authorized, 800,000,000 shares:
Issued, 324,420,732 shares, as to both years	324,421	324,421
Additional paid-in capital	471,581	279,778
Retained earnings	9,444,791	8,498,015
Accumulated other comprehensive income	319,305	44,190

	10,560,098	9,146,404

Less Treasury stock, 52,003,686 shares and 56,511,046 shares, respectively, at cost	(2,137,117)	(2,231,557)
Deferred compensation related to ESOP	—	(3,052)

Total shareholders’ equity	8,422,981	6,911,795

Total liabilities, minority interests and shareholders’ equity	$14,706,239	$13,733,014

     The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars

Fiscal year ended	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Net operating revenues
Newspaper advertising	$4,397,244	$4,122,685	$4,119,773
Newspaper circulation	1,212,891	1,182,103	1,188,467
Broadcasting	719,884	771,303	662,652
All other	381,096	346,158	328,714

Total	6,711,115	6,422,249	6,299,606

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	3,453,769	3,254,003	3,275,522
Selling, general and administrative expenses, exclusive of depreciation	1,044,796	1,019,493	990,472
Depreciation	223,261	215,117	202,456
Amortization of intangible assets	8,271	7,327	241,321

Total	4,730,097	4,495,940	4,709,771

Operating income	1,981,018	1,926,309	1,589,835

Non-operating income (expense)
Interest expense	(139,271)	(146,359)	(221,854)
Interest income	5,207	3,448	8,493
Other non-operating items	(6,641)	(18,870)	(5,877)

Total	(140,705)	(161,781)	(219,238)

Income before income taxes	1,840,313	1,764,528	1,370,597
Provision for income taxes	629,100	604,400	539,400

Net income	$1,211,213	$1,160,128	$831,197

Net income per share — basic	$4.49	$4.35	$3.14

Net income per share — diluted	$4.46	$4.31	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

Fiscal year ended	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Cash flows from operating activities
Net income	$1,211,213	$1,160,128	$831,197
Adjustments to reconcile net income to operating cash flows
Depreciation	223,261	215,117	202,456
Amortization of intangibles	8,271	7,327	241,321
Provision for deferred income taxes	65,434	175,144	228,568
Pension contributions, net of pension expense	76,024	(300,707)	(309,099)
Other, net, including gains on sales	(47,253)	(5,671)	(9,461)
(Increase) decrease in receivables	(69,948)	(16,783)	67,035
(Increase) decrease in inventories	(14,153)	3,647	22,457
(Decrease) in accounts payable	(12,666)	(15,869)	(103,195)
Increase (Decrease) in interest and taxes payable	28,483	(155,299)	177,950
Change in other assets and liabilities, net	10,443	(35,334)	(30,232)

Net cash flow from operating activities	1,479,109	1,031,700	1,318,997

Cash flows from investing activities
Purchase of property, plant and equipment	(281,264)	(274,828)	(324,579)
Payments for acquisitions, net of cash acquired	(482,650)	(35,266)	(186,201)
Payments for investments	(28,328)	(126,270)	(63,791)
Proceeds from investments	12,825	45,262	21,154
Proceeds from sale of certain assets	13,012	5,450	38,539

Net cash used for investing activities	(766,405)	(385,652)	(514,878)

Cash flows from financing activities
Proceeds of unsecured global notes, net of debt issuance fees	—	1,786,687	—
Payments of unsecured promissory notes and other indebtedness	(712,754)	(2,325,647)	(667,831)
Dividends paid	(260,737)	(247,721)	(235,472)
Proceeds from issuance of common stock upon exercise of stock options	235,939	84,899	48,780

Net cash used for financing activities	(737,552)	(701,782)	(854,523)

Effect of currency exchange rate change	1,662	5,479	(2,163)

Decrease in cash and cash equivalents	(23,186)	(50,255)	(52,567)
Balance of cash and cash equivalents at beginning of year	90,374	140,629	193,196

Balance of cash and cash equivalents at end of year	$67,188	$90,374	$140,629

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands of dollars
Fiscal years ended	Common			Accumulated		Deferred
December 30, 2001,	stock	Additional		other		compensation
December 29, 2002,	$1 par	paid-in	Retained	comprehensive	Treasury	related
and December 28, 2003	value	capital	earnings	income (loss)	stock	to ESOP	Total

Balance: Dec. 31, 2000	$324,421	$170,715	$6,995,965	$(66,274)	$(2,307,793)	$(13,624)	$5,103,410

Net income, 2001			831,197				831,197
Foreign currency translation adjustment				(38,540)			(38,540)
Unrealized gain on securities, net of reclassification adjustments, net of taxes of $933				1,527			1,527

Total comprehensive income							794,184

Dividends declared, 2001: $.90 per share			(238,301)				(238,301)
Stock options exercised		17,751			30,278		48,029
Stock issued under incentive plan		2,937			1,778		4,715
Tax benefit derived from stock incentive plans		18,853					18,853
Compensation expense related to ESOP						4,824	4,824
Tax benefit from ESOP			208				208

Balance: Dec. 30, 2001	$324,421	$210,256	$7,589,069	$(103,287)	$(2,275,737)	$(8,800)	$5,735,922

Net income, 2002			1,160,128				1,160,128
Foreign currency translation adjustment				160,896			160,896
Unrealized loss on securities, net of tax benefit of $1,548				(2,526)			(2,526)
Minimum pension liability adjustment, net of tax benefit of $6,676				(10,893)			(10,893)

Total comprehensive income							1,307,605

Dividends declared, 2002: $.94 per share			(251,217)				(251,217)
Stock options exercised		42,210			42,378		84,588
Stock issued under incentive plan		3,461			1,802		5,263
Tax benefit derived from stock incentive plans		23,851					23,851
Compensation expense related to ESOP						5,748	5,748
Tax benefit from ESOP			35				35

Balance: Dec. 29, 2002	$324,421	$279,778	$8,498,015	$44,190	$(2,231,557)	$(3,052)	$6,911,795

Net income, 2003			1,211,213				1,211,213
Foreign currency translation adjustment				296,349			296,349
Carrying value adjustment for certain securities, net of taxes of $544				932			932
Minimum pension liability adjustment, net of tax benefit of $13,586				(22,166)			(22,166)

Total comprehensive income							1,486,328

Dividends declared, 2003: $.98 per share			(264,437)				(264,437)
Stock options exercised		143,076			92,586		235,662
Stock issued under incentive plan		3,975			1,854		5,829
Restricted stock issued under incentive plan		115					115
Tax benefit derived from stock incentive plans		44,637					44,637
Compensation expense related to ESOP						3,052	3,052

Balance: Dec. 28, 2003	$324,421	$471,581	$9,444,791	$319,305	$(2,137,117)	$—	$8,422,981

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2003 fiscal year ended on Dec. 28, 2003, and encompassed a 52-week period. The company’s 2002 and 2001 fiscal years also encompassed 52-week periods.

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

     Operating agencies: Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results in the Detroit and Tucson joint operating agencies are accounted for under the equity method, reported as a net amount in other operating revenues. The company also owns a minority interest in a newspaper publishing partnership. Operating results for this partnership are accounted for under the equity method and reported as a net amount in other operating revenues.

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

     Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of businesses. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources.

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

     Goodwill and other intangible assets: Intangible assets and the excess of acquisition cost over the fair value of assets acquired (goodwill) represent the cost of intangible assets at the time operating properties were purchased. On Dec. 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. The company performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at Dec. 28, 2003. Intangible assets that have finite useful lives continue to be amortized over those useful lives. See additional detail in Note 3 on page 38.

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

     Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 28, 2003, and Dec. 29, 2002, such investments aggregated approximately $23 million and $20 million, respectively. Investments in public equity securities are classified as available for sale with related gains and losses included in equity as other comprehensive income.

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

     Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, amounts charged to customers for commercial printing jobs, advertising broadcast on the company’s television stations and for ads placed on its Internet Web sites. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors reduced by the amount of discounts. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

     Retirement plans: Pension costs under the company’s retirement plans are actuarially determined. The company’s policy is to fund costs accrued under its qualified pension plans.

     The company recognizes the cost of postretirement medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.

     Stock-based employee compensation: Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

In thousands, except per share amounts
	2003	2002	2001

Net income
As reported	$1,211,213	$1,160,128	$831,197
Less: compensation expense determined under SFAS 123, net of tax	(64,034)	(52,762)	(34,795)

Pro forma	$1,147,179	$1,107,366	$796,402

Net income per share — basic
As reported	$4.49	$4.35	$3.14
Pro forma	$4.26	$4.15	$3.01

Net income per share — diluted
As reported	$4.46	$4.31	$3.12
Pro forma	$4.22	$4.11	$2.98

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 1.33%, 1.34% and 1.33%; expected volatility of 19.16%, 26.12% and 26.37%; risk-free interest rates of 3.83%, 3.89% and 4.60%; and expected lives of seven years each.

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

     New accounting pronouncements: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The adoption of the provisions of FIN 46 applicable to 2003 did not have, and the company believes that the provisions to be adopted in 2004 will not have, a material impact on its financial position or results of operations.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation and net postretirement benefit costs and, if so, when and how to account for those effects.

     In response to these questions, the FASB issued FASB Staff Position 106-1 (FSP 106-1), which confirms that companies are required to account for changes in relevant laws. FSP 106-1, however, also recognized that the accounting for the federal subsidy was not explicitly addressed in the accounting literature and therefore allowed companies to defer accounting for the Act until guidance is issued. As permitted by FSP 106-1, the company has deferred accounting for the effects of the Act until the authoritative guidance is issued, which could require the company to change previously reported information.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2

Acquisitions, exchanges, dispositions and investments

2003: In March 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership includes the El Paso newspaper and six other daily newspapers in nearby New Mexico that were contributed by MediaNews Group. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 33.8% of its interest in the El Paso Times for which a non-operating gain was recognized, and the acquisition of a 66.2% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income.

     In April 2003, the company completed the acquisition of the publishing business of Scottish Media Group plc (SMG). The SMG publishing business consists of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business. The company purchased 100% of the stock of the Scotland businesses.

     In August 2003, the company acquired the majority interest in The Ashland Media Group in Phoenix, Ariz. Ashland Media publishes TV y Mas, La Voz and TV Shopper, which are weekly publications. Ashland Media also has a direct marketing business, AZ Mail.

     On Oct. 31, 2003, the company acquired the assets of Clipper Magazine, Inc., one of the nation’s largest direct-mail advertising magazine companies. The acquisition also includes several affiliated operations including a full-service advertising agency, an e-mail customer retention service, a direct-mail service to new movers and MyClipper.com, a companion Web site for the core direct-mail advertising offerings.

     The company also purchased several small non-daily publications in the U.S. and in the U.K.

     The 2003 business acquisitions had an aggregate purchase price of approximately $483 million and were recorded under the purchase method of accounting. The company is in the process of finalizing valuations of the businesses, thus the allocation of the purchase price is preliminary.

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

NOTE 3

Goodwill and other intangible assets

 Effective Dec. 31, 2001, the first day of the company’s 2002 fiscal year, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Recognized intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 144.

     SFAS No. 142 required that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter. The company performed an impairment test of its goodwill upon adoption, at Dec. 29, 2002, and at Dec. 28, 2003, and determined that no impairment of goodwill existed.

     A reconciliation of the impact of adoption of SFAS No. 142 on net income, and basic and diluted earnings per share for the years ended Dec. 28, 2003, Dec. 29, 2002, and Dec. 30, 2001, is set forth below:

In thousands of dollars, except per-share amounts
	2003	2002	2001

Reported net income	$1,211,213	$1,160,128	$831,197
Add back: goodwill amortization, net of tax			215,688

Adjusted net income	$1,211,213	$1,160,128	$1,046,885

Basic earnings per share:
Reported net income	$4.49	$4.35	$3.14
Add back: goodwill amortization, net of tax			.81

Adjusted net income	$4.49	$4.35	$3.95

Diluted earnings per share:	$4.46	$4.31	$3.12
Reported net income
Add back: goodwill amortization, net of tax			.80

Adjusted net income	$4.46	$4.31	$3.92

The following table displays the intangible assets that are subject to amortization and intangible assets not subject to amortization as of Dec. 28, 2003, and Dec. 29, 2002:

In thousands of dollars
		Accumulated
	Gross	Amortization	Net

Dec. 28, 2003
Goodwill	$9,601,767	$—	$9,601,767
Customer relationships	128,000	19,264	108,736

Total	$9,729,767	$19,264	$9,710,503

Dec. 29, 2002
Goodwill	$8,822,299	$—	$8,822,299
Subscriber lists	109,800	10,993	98,807

Total	$8,932,099	$10,993	$8,921,106

     Amortization expense was approximately $8.3 million in 2003 and $7.3 million in 2002. Customer relationships, which include subscriber lists and in 2003, advertiser relationships, are amortized on a straight-line basis over 15 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $10 million.

In thousands of dollars
	Newspaper
	Publishing	Broadcasting	Total

Goodwill, net
Balance at Dec. 30, 2001	$7,051,747	$1,526,278	$8,578,025
Acquisitions	28,317	—	28,317
Foreign currency exchange rate changes	215,957	—	215,957

Balance at Dec. 29, 2002	$7,296,021	$1,526,278	$8,822,299

Acquisitions	498,968	—	498,968
Foreign currency exchange rate changes	280,500	—	280,500

Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767

In thousands of dollars
	Newspaper
	Publishing	Broadcasting	Total

Amortized intangible assets, net
Balance at Dec. 30, 2001	$106,334	$—	$106,334
Dispositions	(200)	—	(200)
Amortization	(7,327)	—	(7,327)

Balance at Dec. 29, 2002	$98,807	$—	$98,807

Acquisitions	18,200	—	18,200
Amortization	(8,271)	—	(8,271)

Balance at Dec. 28, 2003	$108,736	$—	$108,736

NOTE 4

Consolidated statements of cash flows

     Cash paid in 2003, 2002 and 2001 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars
	2003	2002	2001

Income taxes	$555,039	$722,034	$138,688
Interest	$140,097	$121,697	$223,691

     Interest in the amount of $3.4 million, $2.1 million and $8.6 million was capitalized in 2003, 2002 and 2001, respectively.

     The income taxes paid by the company for 2001 are below typical levels. Internal Revenue Service Rule 2001-61 permitted the deferral of the company’s third- and fourth-quarter 2001 estimated tax payments until Jan. 15, 2002.

Other

     In connection with the establishment of the Texas-New Mexico Newspapers Partnership, the company recorded a minority interest liability totaling $90 million. No other significant liabilities were assumed in connection with the 2003, 2002 and 2001 acquisitions.

     In 2003 and 2002, the company issued 87,263 and 82,942 shares of common stock, respectively, in settlement of previously granted stock incentive rights for the four-year period 1999-2002 and the compensation liability of $9.0 million and $7.7 million, respectively, for these rights was transferred to shareholders’ equity.

NOTE 5

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars
	Dec. 28, 2003	Dec. 29, 2002

Unsecured promissory notes	$1,927,500	$2,632,879
Unsecured global notes	1,794,455	1,792,887
Other indebtedness	112,556	121,499

Total long-term debt	$3,834,511	$4,547,265

     The unsecured promissory notes at Dec. 28, 2003, were due from Dec. 29, 2003, to Jan. 29, 2004, with rates varying from 1.04% to 1.08%.

     The unsecured promissory notes at Dec. 29, 2002, were due from Jan. 2, 2003, to Jan. 24, 2003, with rates varying from 1.32% to 1.35%.

     The maximum amount of such promissory notes outstanding at the end of any period during 2003 and 2002 was $2.7 billion and $5.0 billion, respectively. The daily average outstanding balance was $2.4 billion during 2003 and $3.1 billion during 2002 and the weighted average interest rate on commercial paper was 1.2% for 2003 and 1.8% for 2002. The weighted average interest rate on all debt was 3.1% for 2003 and 3.0% for 2002.

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

     Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with their acquisitions. The Newsquest and Newscom notes ($15.4 million and $80.5 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 28, 2003, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.4% at Dec. 28, 2003).

     At Dec. 28, 2003, the company had $4.1975 billion of credit available under two revolving credit agreements. The agreements provide for revolving credit periods which permit borrowings from time-to-time to the maximum commitments. The 2000 $1.53 billion agreement revolving credit period extends to July 2005. The 2002 $2.6675 billion agreement consists of a $1.3025 billion 364-day facility which extends to March 2004 and a $1.365 billion 5-year facility which extends to March 2007. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a 1-year term loan at Gannett’s option. The 364-day facility portion of the 2002 agreement increased to $1.3375 billion in early January 2004.

     The company is currently negotiating a new revolving credit agreement with a group of banks that will replace the $1.3375 billion 364-day facility that matures in March 2004 and the $1.53 billion 5-year facility that matures in July 2005. Concurrent with the effective date of the new revolving credit agreement, expected in March 2004, the company would terminate the $1.3375 billion 364-day facility and the $1.53 billion 5-year facility.

     The company’s revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes and Newsquest and Newscom notes are classified as long-term debt.

     The commitment fee rates for the 2002 revolving credit agreement may range from .05% to .20%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 28, 2003, were .06% for the 364-day facility and .08% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The commitment fee rates for the $1.53 billion revolving credit agreement may range from .07% to .09%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 28, 2003, was .07% for the 5-year facility. At the option of the company, the interest rate on borrowings under this agreement may be at .13% to .24% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

     The current revolving credit agreements contain restrictive provisions that require the maintenance of net worth of at least $2.5 billion and an interest coverage ratio of 3:1. At Dec. 28, 2003, and Dec. 29, 2002, net worth was $8.4 billion and $6.9 billion, respectively. The interest coverage ratio for the year ended Dec. 28, 2003, was 15:1.

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

     Approximate annual maturities of long-term debt, assuming that the company had used its $4.1975 billion of revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars
2004	$—
2005	1,162,057
2006	15,351
2007	2,061,752
2008	87,475
Later years	507,876

Total	$3,834,511

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.0 billion at Dec. 28, 2003, compared with a book value of $3.8 billion.

     At Dec. 28, 2003, and Dec. 29, 2002, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

NOTE 6

Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. Benefits under the Gannett Retirement Plan are based on years of service and final average pay. The tables below also include the assets and obligations of Newsquest Retirement Plans in the U.K. The company uses a Dec. 31 measurement date for its retirement plans.

     The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2003, 2002 and 2001 are presented in the following table:

In thousands of dollars
	2003	2002	2001

Service cost — benefits earned during the period	$77,378	$69,486	$70,643
Interest cost on benefit obligation	155,933	152,534	150,935
Expected return on plan assets	(170,099)	(181,198)	(217,796)
Amortization of transition asset	(68)	(68)	(68)
Amortization of prior service credit	(20,340)	(19,594)	(18,908)
Amortization of actuarial loss	72,026	36,114	824

Pension expense for company-sponsored retirement plans	114,830	57,274	(14,370)
Union and other pension cost	7,388	7,150	6,404

Pension cost	$122,218	$64,424	$(7,966)

     The following table provides a reconciliation of benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of the company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars
	Dec. 28, 2003	Dec. 29, 2002

Change in benefit obligation

Net benefit obligation at beginning of year	$2,402,386	$2,182,302
Service cost	77,378	69,486
Interest cost	155,933	152,534
Plan participants’ contributions	10,500	7,604
Plan amendments	(4,327)	(8,662)
Actuarial loss	192,701	105,580
Foreign currency translation	40,530	33,971
Gross benefits paid	(137,360)	(140,429)
Net benefit obligation at end of year	$2,737,741	$2,402,386

Change in plan assets

Fair value of plan assets at beginning of year	$2,021,991	$1,990,404
Actual return on plan assets	487,808	(236,209)
Plan participants’ contributions	10,500	7,604
Employer contributions	35,091	366,119
Gross benefits paid	(137,360)	(140,429)
Foreign currency translation	35,014	34,502
Fair value of plan assets at end of year	$2,453,044	$2,021,991

Funded status at end of year	$(284,697)	$(380,395)
Unrecognized net actuarial loss	1,039,202	1,221,587
Unrecognized prior service credit	(160,576)	(171,171)
Unrecognized net transition asset	(10)	(78)
Net amount recognized at end of year	$593,919	$669,943

Amounts recognized in Consolidated Balance Sheets

Prepaid benefit cost	$702,656	$768,800
Intangible assets	$3,077	$3,533
Accumulated other comprehensive loss related to minimum pension liability	$23,144	$17,569
Accrued benefit cost	$(134,958)	$(119,959)

     Pension costs: The following assumptions were used to determine net pension costs.

	2003	2002	2001

Discount rate	6.75%	7.25%	7.625%
Expected return on plan assets	8.75%	9.50%	10.00%
Rate of compensation increase	4.00%	4.00%	4.50%

     The expected return on asset assumption was determined based on the plan’s asset allocations, a review of historic capital market performance, historical plan performance and a forecast of expected future asset returns. The company lowered its expected return on asset assumption from 9.5% in 2002 to 8.75% in 2003 due to changes in the capital markets. The company reviews this long-term assumption on a periodic basis. The company also lowered its discount rate from 7.25% at the end of 2001 to 6.75% at the end of 2002, and to 6.25% at the end of 2003.

     Benefit obligations and funded status: The accumulated benefit obligation for all of the company-sponsored retirement plans was $2.4 billion and $2.1 billion at the end of 2003 and 2002, respectively. At the end of 2003, the Gannett Retirement Plan and the company’s plans in the U.K. were fully funded on an Accumulated Benefit Obligation measurement basis. The Projected Benefit Obligation exceeds the fair value of plan assets for all of the company-sponsored retirement plans. The following assumptions were used to determine the year-end benefit obligation.

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%

The following table presents information for those company retirement plans for which assets exceed accumulated benefits:

In thousands of dollars
	2003	2002

Accumulated benefit obligation	$2,264,172	$2,007,783
Fair value of plan assets	2,453,044	2,021,991

     The accumulated benefit obligation for the company’s unfunded retirement plans was approximately $135 million and $120 million at Dec. 28, 2003 and Dec. 29, 2002, respectively.

     The company did not contribute to the Gannett Retirement Plan in 2003, however, it contributed $50 million to the plan in February 2004. In December 2002 and 2001 the company contributed $330 million and $300 million, respectively, to the Gannett Retirement Plan. The company contributed approximately $30.4 million in 2003 and $32 million in 2002 to its U.K. retirement plans.

     Employer contributions and gross benefits paid reflected in the above tables include approximately $4.7 million and $4.4 million paid from company assets in 2003 and 2002, respectively.

     Plan assets: The fair value of plan assets is approximately $2.5 billion and $2.0 billion at the end of 2003 and 2002, respectively. The expected long-term rate of return on these assets was 8.75% for 2003 and 9.50% for 2002. The asset allocation for company-sponsored pension plans at the end of 2003 and 2002, and target allocations for 2004, by asset category, are presented in the table below.

	Target Allocation	Allocation of Plan Assets
	2004	2003	2002

Equity securities	59%	63%	45%
Debt securities	30	29	47
Real estate	—	1	1
Other	11	7	7

Total	100%	100%	100%

     The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers.

     Retirement plan assets include approximately 1,242,300 shares of the company’s common stock valued at approximately $111 million and $89 million at the end of 2003 and 2002, respectively.

     Cash flows: The company contributed $50 million to the Gannett Retirement Plan in February 2004 and plans to contribute approximately $34 million to its U.K. retirement plans in 2004. In addition, the company expects the plans to make the following benefit payments, which reflect expected future service, as appropriate:

In thousands of dollars
2004	$139,004
2005	144,294
2006	152,371
2007	160,967
2008	170,030
2009-2013	1,016,310

NOTE 7

Postretirement benefits other than pensions

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The company’s policy is to fund benefits as claims and premiums are paid.

     See discussion in “New Accounting Pronouncements” on page 37 regarding a new Medicare act.

     Postretirement benefit cost for health care and life insurance for 2003, 2002 and 2001 included the following components:

In thousands of dollars
	2003	2002	2001

Service cost — benefits earned during the period	$3,132	$3,535	$6,512
Interest cost on net benefit obligation	19,756	19,337	24,674
Amortization of prior service credit	(11,839)	(10,888)	(7,728)
Amortization of actuarial loss (gain)	1,589	—	(10)

Net periodic postretirement benefit cost	$12,638	$11,984	$23,448

Curtailment gain	$(30,710)

     In 2003, the company recognized a curtailment gain of $30.7 million with respect to the elimination of postretirement medical and life insurance benefits for employees under 40 years of age on Jan. 1, 2004, and subsequent new hires.

     The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars
	Dec. 28, 2003	Dec. 29, 2002

Change in benefit obligation

Net benefit obligation at beginning of year	$331,814	$324,331
Service cost	3,132	3,535
Interest cost	19,756	19,337
Plan participants’ contributions	6,392	8,944
Plan amendment	(73,930)	—
Actuarial loss	24,848	10,247
Gross benefits paid	(31,116)	(34,580)
Net benefit obligation at end of year	$280,896	$331,814

Change in plan assets

Fair value of plan assets at beginning of year	0	0
Employer contributions	24,724	25,636
Plan participants’ contributions	6,392	8,944
Gross benefits paid	(31,116)	(34,580)
Fair value of plan assets at end of year	0	0

Benefit obligation at end of year	$280,896	$331,814
Unrecognized net actuarial loss	(69,588)	(48,277)
Unrecognized prior service credit	126,681	95,318

Accrued postretirement benefit cost	$337,989	$378,855

     Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.625%
Health care cost trend on coverage — pre 65	10.00%	7.00%	8.00%
Health care cost trend on coverage — post 65	10.00%	10.00%	12.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2008	2005	2005

     Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	2003	2002

Discount rate	6.25%	6.75%
Health care cost trend rate assumed for next year	12.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2009	2008

     A 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% increase in the health care cost trend rate used would result in increases of approximately $19 million in the 2003 postretirement benefit obligation and $2 million in the aggregate service and interest components of the 2003 expense. The effect of a 1% decrease in the health care cost trend rate used would result in decreases of approximately $17 million in the 2003 postretirement benefit obligation and $2 million in the aggregate service and interest components of the 2003 expense.

     Cash flows: The company expects to make the following benefit payments, which reflect expected future service, as appropriate:

In thousands of dollars
2004	$35,389
2005	37,981
2006	39,936
2007	41,794
2008	43,460
2009-2013	228,142

     The above table includes the participants’ share of the benefit cost. The company’s policy is to fund the above-mentioned benefits as claims and premiums are paid.

NOTE 8

Income taxes

The provision for income taxes consists of the following:

In thousands of dollars

2003	Current	Deferred	Total

Federal	$458,871	$42,390	$501,261
State and other	70,990	5,860	76,850
Foreign	33,805	17,184	50,989

Total	$563,666	$65,434	$629,100

In thousands of dollars

2002	Current	Deferred	Total

Federal	$367,788	$136,372	$504,160
State and other	46,094	15,462	61,556
Foreign	15,374	23,310	38,684

Total	$429,256	$175,144	$604,400

In thousands of dollars

2001	Current	Deferred	Total

Federal	$241,713	$200,065	$441,778
State and other	34,437	28,504	62,941
Foreign	34,681	0	34,681

Total	$310,831	$228,569	$539,400

     The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2003	2002	2001

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.7	2.3	3.0
Earnings in jurisdictions taxed at rates different from the statutory
U.S. federal rate	(3.2)	(2.5)	(1.6)
Goodwill amortization not deductible for tax purposes	—	—	3.8
Other, net	(0.3)	(0.5)	(0.8)

Effective tax rate	34.2%	34.3%	39.4%

     The company has not provided for U.S. taxes on a portion of earnings from its U.K. operations which it considers permanently invested in those operations.

     Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes.

     Deferred tax liabilities and assets were composed of the following at the end of 2003 and 2002:

In thousands of dollars

	Dec. 28, 2003	Dec. 29, 2002

Liabilities
Accelerated depreciation	$365,307	$345,285
Accelerated amortization of deductible intangibles	301,776	267,490
Pension	196,956	228,714
Other	114,962	89,898

Total deferred tax liabilities	979,001	931,387

Assets
Accrued compensation costs	(55,189)	(49,798)
Postretirement medical and life	(125,806)	(142,069)
Other	(54,031)	(60,979)

Total deferred tax assets	(235,026)	(252,846)

Net deferred tax liabilities	$743,975	$678,541

NOTE 9

Capital stock, stock options, incentive plans

     The company’s earnings per share from continuing operations (basic and diluted) for 2003, 2002 and 2001 are presented below:

In thousands, except per share amounts

	2003	2002	2001

Net income	$1,211,213	$1,160,128	$831,197

Weighted average number of common shares outstanding (basic)	269,559	266,885	264,821
Effect of dilutive securities
Stock options	2,312	2,221	1,761
Stock incentive rights	—	180	251
Restricted stock	1	—	—

Weighted average number of common shares outstanding (diluted)	271,872	269,286	266,833

Earnings per share (basic)	$4.49	$4.35	$3.14
Earnings per share (diluted)	$4.46	$4.31	$3.12

     The 2003, 2002 and 2001 diluted earnings per share amounts exclude the effects of approximately 5.2 million, 2.4 million and 10.6 million stock options outstanding, respectively, as their inclusion would be antidilutive.

     In 2000, the Board approved an authorization for the repurchase of up to an additional $1 billion in common stock, in addition to $258 million remaining from a prior authorization. During 2000, the company repurchased approximately 14.7 million shares for $967 million, leaving $291 million available for future repurchases at Dec. 28, 2003. In February 2004, the company announced its plan to reactivate its existing share repurchase program. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

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

     Stock options may be granted as either non-qualified stock options or incentive stock options. The options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day the option is granted. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines but generally the exercise period is 10 years and the options become exercisable at 25% per year after a one-year waiting period. Under the 1978 Plan, options issued prior to 1996 had an eight-year exercise period. The Plan restricts the granting of stock options to any participant in any fiscal year to no more than 1,000,000 shares. The limit under the 1978 Plan was 350,000 shares.

     A Stock Appreciation Right (SAR) is a right to receive an amount in any combination of cash or common stock equal in value to the excess of the fair market value of the shares covered by such SAR on the date of exercise over the aggregate exercise price of the SAR for such shares. SARs may be granted in tandem with related options or freestanding. The exercise price of an SAR is equal to the fair market value of a share of common stock on the date the SAR is granted. No more than 1,000,000 shares of common stock may be granted in the form of SARs to any participant in any fiscal year. No SARs have been granted as of Dec. 28, 2003.

     Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. Under the 1978 Plan, such awards could be issued in the form of Stock Incentive Rights (SIR). These rights entitle an employee to receive one share of common stock at the end of a four-year incentive period conditioned on the employee’s continued employment with the company. The Plan continues to permit the issuance of such awards but also allows restrictions other than the incentive period. Additionally, under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year. Under the 1978 Plan there was no limit. No restricted stock awards in the form of an SIR have been issued since July 2000 and all previously granted awards matured and were paid out in 2003.

     During 2003, five members of the Board of Directors were awarded 6,992 shares of restricted stock in a form other than a SIR, as part of their compensation plans. These awards vest over three years and expense is recognized over the three-year earn-out period based on the grant price of the restricted stock. All vested shares will be issued to the directors when they leave the board.

     Also during 2003, a restricted stock unit grant of $150,000 was awarded to the company’s Chairman, which was deferred under the Deferred Compensation Plan and converted into 1,913 shares of company common stock. The award was charged to expense when granted.

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

     In the event of a change in control as defined in the Plan, (1) all outstanding options and SARs will become immediately exercisable in full, (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse, and (3) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid on a prorated basis as specified in the Plan. The Plan does not provide for the grant of option surrender rights in tandem with stock options, as was the case under the 1978 Plan, and has eliminated the requirement under the 1978 Plan that awards that were accelerated as a result of a change in control could only be exercised during certain window periods.

     A summary of the status of the company’s stock option awards as of Dec. 28, 2003, Dec. 29, 2002, and Dec. 30, 2001, and changes thereto during the years then ended is presented below:

		Weighted
		average
2003 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	23,841,229	$63.53
Granted	5,413,986	86.76
Exercised	(4,363,284)	53.95
Canceled	(678,869)	67.28
Outstanding at end of year	24,213,062	70.34
Options exercisable at year end	10,968,269	64.21

Weighted average fair value of Options granted during the year	$21.73

		Weighted
		average
2002 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	20,526,064	$59.57
Granted	5,813,750	70.24
Exercised	(2,027,943)	42.41
Canceled	(470,642)	64.62
Outstanding at end of year	23,841,229	63.53
Options exercisable at year end	10,766,605	59.14

Weighted average fair value of Options granted during the year	$21.48

		Weighted
		average
2001 Stock Option Activity	Shares	exercise price

Outstanding at beginning of year	16,767,813	$54.19
Granted	5,945,245	69.21
Exercised	(1,438,807)	33.92
Canceled	(748,187)	65.09
Outstanding at end of year	20,526,064	59.57
Options exercisable at year end	9,018,580	53.08

Weighted average fair value of Options granted during the year	$22.58

     Further information about stock options outstanding at Dec. 28, 2003, follows:

		Weighted
		average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding	contractual	exercise	exercisable	exercise
prices	at 12/28/03	life (yrs)	price	at 12/28/03	price

$32.00-40.00	571,715	3.0	$37.38	571,715	$37.38
$41.00-50.00	16,400	3.0	$45.68	16,400	$45.68
$54.00-59.50	4,327,280	6.3	$55.72	3,155,498	$56.04
$60.00-69.50	6,514,615	7.3	$68.21	3,921,124	$67.52
$70.00-79.00	7,612,102	8.2	$71.47	3,303,532	$72.82
$80.00-89.00	5,170,950	10.0	$87.33	—

	24,213,062	7.9	$70.34	10,968,269	$64.21

Stock Incentive Rights

The company has not granted stock incentive rights since July 2000. In 2003, 87,263 shares of common stock were issued in settlement of all remaining stock incentive rights. The compensation cost for these rights has been charged against income based on the grant price of the rights spread over the four-year earnout periods.

401(k) Savings Plan

In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees could elect to save up to 15% of compensation on a pre-tax basis subject to certain limits. This limit was increased to 20% in 2002. The company matches 50% of the first 6% of employee contributions. From inception through June 2003, the match was funded with company common stock issued through an Employee Stock Ownership Plan (ESOP) established in 1990 when the 401(k) plan was introduced. The ESOP acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company, and the shares were pledged as collateral for the loan. The company made monthly contributions to the ESOP equal to the ESOP’s debt service requirements less dividends. All dividends received by the ESOP were used to pay debt service. As the debt was paid, shares were released as collateral and were available for allocation to participants. In June of 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding future contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants. Beginning in 2002, Plan participants were able to fully diversify their Plan investments. Previously, employees under age 55 could not sell the shares of Gannett common stock they received as the company-match portion of the 401(k) plan.

     For the period during which the company funded the match with company stock, the company followed the shares allocated method in accounting for its ESOP. Under that method, the costs of shares allocated to match employees’ contributions or to replace dividends that are used for debt service are accounted for as compensation expense. The cost of unallocated shares is reported as deferred compensation in the financial statements. The company, at its option, may repurchase shares from employees who leave the Plan. The shares are purchased at fair market value, and the difference between the original cost of the shares and fair market value is expensed at the time of purchase. The company has not repurchased any shares since June of 2003 and currently has no plans to do so in the future. All of the shares initially purchased by the ESOP are considered outstanding for earnings per share calculations. Dividends on allocated and unallocated shares are recorded as reductions of retained earnings. Compensation expense for the 401(k) match and repurchased shares was $17.3 million in 2003, $10.7 million in 2002 and $9.7 million in 2001.

     In 2002 the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest.

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

NOTE 10

Commitments and contingent liabilities

Litigation: On December 31, 2003, two employees of the company’s television station KUSA in Denver filed a purported class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after Jan. 1, 1998, the date that certain amendments to the Plan took effect. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the ultimate outcome of this matter with respect to liability or damages, if any.

     The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

     Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate-related, are as follows:

In thousands of dollars
2004	$44,815
2005	40,316
2006	36,325
2007	32,013
2008	28,537
Later years	121,536

Total	$303,542

     Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $3 million. Total rental costs reflected in continuing operations were $57 million for 2003, $56 million for 2002 and $59 million for 2001.

     Program broadcast contracts: The company has commitments under program broadcast contracts totaling $109.2 million for programs to be available for telecasting in the future.

     Guarantees: The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals $98 million held by Ponderay.

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

     The newspaper segment at the end of 2003 consisted of 100 U.S. daily newspapers in 41 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; and USA WEEKEND, a magazine supplement for newspapers. The newspaper segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of more than 300 titles that includes 17 paid-for daily newspapers, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper segment in the U.S. also includes more than 500 non-daily publications, a nationwide network of offset presses for commercial printing, newspaper-related online businesses and several smaller businesses.

     As discussed in Note 1, the company accounts for results from its 50% owned joint operating agencies in Detroit and Tucson on the equity method of accounting (as a net amount in other operating revenue for the newspaper segment). The newspaper segment also reflects minority interests in a newspaper publishing partnership and a newsprint production partnership.

     The broadcasting segment’s activities for 2003 include the operation of 22 U.S. television stations reaching 17.8 percent of U.S. television homes.

     The company’s foreign revenues in 2003, 2002 and 2001 totaled approximately $983 million, $788 million and $755 million, respectively, principally from publications distributed in the United Kingdom. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $3.3 billion, $2.6 billion, and $2.3 billion at Dec. 28, 2003, Dec. 29, 2002, and Dec. 30, 2001, respectively.

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

In thousands of dollars
Business segment financial information

	2003	2002	2001

Operating revenues
Newspaper publishing	$5,991,231	$5,650,946	$5,636,954
Broadcasting	719,884	771,303	662,652

	$6,711,115	$6,422,249	$6,299,606

Operating income
Newspaper publishing	$1,713,163	$1,615,664	$1,400,609
Broadcasting	330,054	371,132	249,783
Corporate (1)	(62,199)	(60,487)	(60,557)

	$1,981,018	$1,926,309	$1,589,835

Depreciation and amortization
Newspaper publishing	$189,805	$181,669	$369,044
Broadcasting	26,394	25,429	67,639
Corporate (1)	15,333	15,346	7,094

	$231,532	$222,444	$443,777

Operating cash flow (2)
Newspaper publishing	$1,902,968	$1,797,333	$1,769,653
Broadcasting	356,448	396,561	317,422
Corporate (1)	(46,866)	(45,141)	(53,463)

	$2,212,550	$2,148,753	$2,033,612

Identifiable assets
Newspaper publishing	$12,136,877	$11,117,735	$10,558,641
Broadcasting	1,990,214	2,037,605	2,004,486
Corporate (1)	579,148	577,674	532,974

	$14,706,239	$13,733,014	$13,096,101

Capital expenditures
Newspaper publishing	$259,680	$221,647	$230,223
Broadcasting	15,886	40,383	21,602
Corporate (1)	5,698	12,798	72,754

	$281,264	$274,828	$324,579

(1)	Corporate amounts represent those not directly related to the company’s two business segments.

(2)	Operating cash flow amounts represent operating income plus depreciation and amortization of intangible assets.

The following is a reconciliation of operating cash flow amounts to operating income:

In thousands of dollars

	2003	2002	2001

Newspaper publishing
Operating cash flow	$1,902,968	$1,797,333	$1,769,653
Less:
Depreciation	(181,534)	(174,342)	(169,931)
Amortization	(8,271)	(7,327)	(199,113)

Operating income	$1,713,163	$1,615,664	$1,400,609

Broadcasting
Operating cash flow	$356,448	$396,561	$317,422
Less:
Depreciation	(26,394)	(25,429)	(25,431)
Amortization	—	—	(42,208)

Operating income	$330,054	$371,132	$249,783

Corporate
Operating cash flow (1)	$(46,866)	$(45,141)	$(53,463)
Less:
Depreciation	(15,333)	(15,346)	(7,094)
Amortization	—	—	—

Operating income	$(62,199)	$(60,487)	$(60,557)

All segments
Operating cash flow	$2,212,550	$2,148,753	$2,033,612
Less:
Depreciation	(223,261)	(215,117)	(202,456)
Amortization	(8,271)	(7,327)	(241,321)

Operating income	$1,981,018	$1,926,309	$1,589,835

SELECTED FINANCIAL DATA
(See notes a and b on page 52)

In thousands of dollars, except per share amounts	2003	2002	2001		2000	1999

Net operating revenues
Newspaper advertising	$4,397,244	$4,122,685	$4,119,773		$3,972,936	$3,115,250
Newspaper circulation	1,212,891	1,182,103	1,188,467		1,082,759	942,368
Broadcasting	719,884	771,303	662,652		788,767	728,642
All other	381,096	346,158	328,714		339,624	280,356

Total	6,711,115	6,422,249	6,299,606		6,184,086	5,066,616

Operating expenses
Costs and expenses	4,498,565	4,273,496	4,265,994		3,990,915	3,223,424
Depreciation	223,261	215,117	202,456		195,428	169,460
Amortization of intangible assets	8,271	7,327	241,321		180,487	110,631

Total	4,730,097	4,495,940	4,709,771		4,366,830	3,503,515

Operating income	1,981,018	1,926,309	1,589,835		1,817,256	1,563,101
Non-operating (expense) income
Interest expense	(139,271)	(146,359)	(221,854)		(219,228)	(94,619)
Other, net	(1,434)	(15,422)	2,616		10,812	58,705	(1)

Income before income taxes	1,840,313	1,764,528	1,370,597		1,608,840	1,527,187

Provision for income taxes	629,100	604,400	539,400		636,900	607,800

Income from continuing operations	$1,211,213	$1,160,128	$831,197		$971,940	$919,387	(1)

Income from continuing operations:
per basic/diluted share	$4.49/$4.46	$4.35/$4.31	$3.14/$3.12		$3.65/$3.63	$3.29/$3.26	(1)

COMPARABLE BASIS REPORTING (2)

Income from continuing operations, as reported	$1,211,213	$1,160,128	$831,197		$971,940	$919,387	(1)

Adjustment for SFAS No. 142:
add back goodwill amortization, net of tax			215,688		160,332	109,831

Adjusted income from continuing operations	$1,211,213	$1,160,128	$1,046,885		$1,132,272	$1,029,218	(1)

Adjusted income from continuing operations:
per basic/diluted share (2)	$4.49/$4.46	$4.35/$4.31	$3.95/$3.92		$4.25/$4.22	$3.69/$3.65	(1)

Other selected financial data
Dividends declared per share	$.98	$.94	$.90		$.86	$.82
Weighted average number of common
shares outstanding in thousands:
basic	269,559	266,885	264,821		266,426	279,048
diluted	271,872	269,286	266,833		268,118	281,608
Financial position
Long-term debt, excluding current maturities	$3,834,511	$4,547,265	$5,080,025		$5,747,856	$2,463,250
Shareholders’ equity	$8,422,981	$6,911,795	$5,735,922		$5,103,410	$4,629,646
Total assets	$14,706,239	$13,733,014	$13,096,101		$12,980,411	$9,006,446
Return on equity (3)	15.8%	18.3%	19.3%		23.3%	23.9%	(1)
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	3.2%	38.5%	(14.0%	)	10.9%	(3.5%	)(1)
diluted	3.5%	38.1%	(14.0%	)	11.3%	(3.6%	)(1)
Comparable basis earnings from continuing operations, after tax, per share (2):
basic	3.2%	10.1%	(7.1%	)	15.2%	—	(1)
diluted	3.5%	9.9%	(7.1%	)	15.6%	(0.3%	)(1)
Dividends declared per share	4.3	4.4%	4.7%		4.9%	5.1%
Credit ratios
Long-term debt to shareholders’ equity	45.5%	65.8%	88.6%		112.6%	53.2%
Times interest expense earned	14.2X	13.2X	7.2X		8.3X	17.1X

(1)	Includes pre-tax net non-operating gain principally from the exchange of KVUE-TV for KXTV-TV of $55 million (after-tax gain of $33 million or $.11 per share).

(2)	As if Statements of Financial Accounting Standards No. 142 (SFAS No. 142) had been adopted for all periods presented — see Note 3 on page 38.

(3)	Calculated using income from continuing operations on a comparable basis. See Note 3 on page 38.

NOTES TO SELECTED FINANCIAL DATA

     (a) The company and its subsidiaries made the acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

     (b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other subsidiaries and divisions of other subsidiaries which are listed on page 53.

     Note 2 of the consolidated financial statements on pages 37-38 contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 1999-2003

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its acquisitions since the beginning of 1999 are shown below. The company has disposed of several businesses during this period, which are presented on the following page.

Acquisitions 1999-2003

Year acquired	Name	Location	Publication times or business

1999	The Reporter	Melbourne, Fla.	Weekly newspaper
	Lehigh Acres News-Star	Lehigh Acres, Fla.	Weekly newspaper
	Dealer Magazine	Reno, Nev.	Weekly magazine
	KXTV-TV	Sacramento, Calif.	Television station
	Newsquest plc	United Kingdom	Daily and weekly newspapers
	Tucker Communications, Inc.	Westchester Co., N.Y.	Weekly newspaper
	Pennypower Shopping News	Branson & Springfield, Mo.	Weekly newspaper

2000	The Pioneer Republican and other publications	Des Moines, Iowa	Weekly newspapers
	Buyers’ Digest	Franklin County, Vt.	Weekly newspaper
	The Clarion	Redcar, U.K.	Weekly newspaper
	WJXX-TV	Jacksonville, Fla	Television station
	Mason Valley News, Fernley Leader-Dayton Courier	Lyon County, Nev.	Weekly newspapers
	Brevard Technical Journal	Brevard County, Fla.	Monthly magazine
	Dickson Shoppers	Middle Tennessee	Weekly newspapers
	Greenville Parent Magazine	Greenville County, S.C.	Monthly magazine
	News Communications & Media plc	United Kingdom	Daily and weekly newspapers and other publications
	Space Coast Press	Brevard County, Fla.	Weekly newspaper
	Certain assets of Thomson Newspapers Inc.	Wisconsin, Ohio, Louisiana, Maryland, Utah	19 daily and numerous weekly newspapers
	Central Newspapers, Inc.	Arizona, Indiana, Louisiana	6 daily newspapers; other related businesses
	Daily World	Opelousas, La.	Daily newspaper
	Windsor Beacon	Windsor, Colo.	Weekly newspaper
	50+ Lifestyles and other publications	Des Moines, Iowa	Monthly magazines

2001	Shopping News	St. Cloud, Minn.	Weekly newspaper
	Gatwick Life, Horley Life	Surrey/Sussex, U.K.	Weekly newspapers
	The Bulletin Board	Montgomery, Ala.	Weekly newspaper
	The Dimbleby Newspapers	London, U.K.	Weekly newspapers
	PMP Company Ltd.	Honolulu, Hawaii	Monthly and bi-monthly publications
	AutoChooser	Tempe, Ariz.	Software product
	Honolulu Pennysaver	Honolulu, Hawaii	Weekly newspaper
	Buy and Sell Classifieds	Honolulu, Hawaii	Bi-weekly newspapers

(continued on following page)

Acquisitions 1999-2003 (continued)

Year acquired	Name	Location	Publication times or business

2002	Consumer Press	Great Falls, Mont.	Weekly newspaper
	Pioneer Shopper	St. George, Utah	Weekly newspaper
	Action Advertising	Fond du Lac, Wis.	Commercial printing business
	Prairie Publications	Sioux Falls, S.D.	Weekly newspapers
	Armed Forces Journal International	McLean, Va.	Magazines

2003	Texas-New Mexico Newspapers Partnership	Texas, New Mexico	Daily newspapers
	InfiNet	Norfolk, Va.	Internet publishing and information service
	SMG Publishing	United Kingdom	Daily newspapers, magazines and other related business
	Lettercatch Ltd.	United Kingdom	Weekly newspapers
	101 Things to Do	Hawaii	Magazines and Web site
	Kopitzke Corp.	Sister Bay, Wis.	Weekly newspaper, commercial printing, retail office supply business and Web site
	Cuarto Poder Publicaciones, LLC; Ashland Publishing, LLC; Ashland Printing and Mailing, LLC and AZ Mail	Phoenix, Ariz.	Weekly newspapers and direct marketing company
	RB Communications LLC	Las Vegas, Nev., Phoenix, Ariz.	Magazines
	Pensacola Business Journal	Pensacola, Fla.	Bi-monthly publication
	Clipper Magazine, Inc.	Lancaster, Pa.	Direct-mail advertising magazine company, advertising agency, email customer retention service and Web site

Dispositions 1999-2003

Year disposed	Name	Location	Publication times or business

1999	The San Bernardino County Sun (2)	San Bernardino, Calif.	Daily newspaper
	KVUE-TV (3)	Austin, Texas	Television station

2000	Multimedia Cable	Kansas, Oklahoma, North Carolina	Cable television systems
	Marin Independent Journal (2)	Marin, Calif.	Daily newspaper
	Classified Gazette (2)	San Rafael, Calif.	Semi-weekly newspaper
	Space News	Springfield, Va.	Weekly newspaper

2001	The Marietta Times (1)	Marietta, Ohio	Daily newspaper
	The Reporter	Lansdale, Pa.	Daily newspaper
	Ocean Springs Record and Gautier Independent	Ocean Springs, Miss.	Weekly newspapers

2002	Vincennes Sun-Commercial (1)	Vincennes, Ind.	Daily newspaper

2003	El Paso Times (4)	El Paso, Texas	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

(2)	Contributed for an equity interest in the California Newspaper Partnership.

(3)	Exchanged for KXTV-TV in Sacramento, Calif.

(4)	Contributed for a 66.2% equity interest in the Texas-New Mexico Newspapers Partnership.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars

Fiscal year ended December 28, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net operating revenues
Newspaper advertising	$1,006,047	$1,115,381	$1,067,039	$1,208,777	$4,397,244
Newspaper circulation	302,431	303,180	300,277	307,003	1,212,891
Broadcasting	158,176	192,727	172,302	196,679	719,884
All other	85,591	93,995	91,665	109,845	381,096

Total	1,552,245	1,705,283	1,631,283	1,822,304	6,711,115

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	836,622	856,972	849,088	911,087	3,453,769
Selling, general and administrative expenses, exclusive of depreciation	248,571	262,917	259,147	274,161	1,044,796
Depreciation	54,229	55,078	58,452	55,502	223,261
Amortization of intangible assets	1,830	2,174	2,134	2,133	8,271

Total	1,141,252	1,177,141	1,168,821	1,242,883	4,730,097

Operating income	410,993	528,142	462,462	579,421	1,981,018

Non-operating (expense) income
Interest expense	(36,109)	(36,334)	(33,857)	(32,971)	(139,271)
Other	4,852	899	(4,573)	(2,612)	(1,434)

Total	(31,257)	(35,435)	(38,430)	(35,583)	(140,705)

Income before income taxes	379,736	492,707	424,032	543,838	1,840,313
Provision for income taxes	129,900	168,400	145,000	185,800	629,100

Net income	$249,836	$324,307	$279,032	$358,038	$1,211,213

Net income per share — basic	$.93	$1.21	$1.03	$1.32	$4.49

Net income per share — diluted (1)	$.93	$1.20	$1.03	$1.31	$4.46

(1) As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars

Fiscal year ended December 29, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net operating revenues
Newspaper advertising	$969,803	$1,045,938	$1,006,923	$1,100,021	$4,122,685
Newspaper circulation	299,262	293,990	292,659	296,192	1,182,103
Broadcasting	167,186	191,299	184,039	228,779	771,303
All other	76,907	81,963	86,058	101,230	346,158

Total	1,513,158	1,613,190	1,569,679	1,726,222	6,422,249

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	807,116	799,255	808,882	838,750	3,254,003
Selling, general and administrative expenses, exclusive of depreciation	248,331	254,534	253,735	262,893	1,019,493
Depreciation	53,369	53,362	54,572	53,814	215,117
Amortization of intangible assets	1,833	1,834	1,830	1,830	7,327

Total	1,110,649	1,108,985	1,119,019	1,157,287	4,495,940

Operating income	402,509	504,205	450,660	568,935	1,926,309

Non-operating (expense) income
Interest expense	(28,754)	(41,101)	(39,709)	(36,795)	(146,359)
Other	(2,292)	(81)	(6,015)	(7,034)	(15,422)

Total	(31,046)	(41,182)	(45,724)	(43,829)	(161,781)

Income before income taxes	371,463	463,023	404,936	525,106	1,764,528
Provision for income taxes	127,900	159,100	139,300	178,100	604,400

Net income	$243,563	$303,923	$265,636	$347,006	$1,160,128

Net income per share — basic	$.92	$1.14	$.99	$1.30	$4.35

Net income per share — diluted (1)	$.91	$1.13	$.99	$1.29	$4.31

(1) As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

In thousands of dollars

	Balance at		Additions/(reductions)
	beginning	Additions charged	for acquisitions/	Deductions	Balance at
Allowance for doubtful receivables	of period	to cost and expenses	dispositions	from reserves (1)	end of period

Fiscal year ended Dec. 28, 2003	$36,610	$17,893	$6,552	$(19,525)	$41,530
Fiscal year ended Dec. 29, 2002	$39,138	$22,097	$(93)	$(24,532)	$36,610
Fiscal year ended Dec. 30, 2001	$37,465	$32,891	$(361)	$(30,857)	$39,138

(1) Consists of write-offs, net of recoveries and foreign currency translation adjustments in each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of Dec. 28, 2003, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected.

Thomas L. Chapple
 Senior Vice President, Chief Administrative Officer and General Counsel (2003-present). Formerly: Senior Vice President, General Counsel and Secretary (1995-2003). Age 56.

Paul Davidson
 Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003); Group Managing Director (1995-2001). Age 49. U.K. citizen.

Craig A. Dubow
 President and CEO, Gannett Broadcasting (2001-present). Formerly: President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 49.

Daniel S. Ehrman, Jr.
 Vice President, Planning & Development (1997-present). Age 57.

George R. Gavagan
 Vice President and Controller (1997-present). Formerly: Vice President, Corporate Accounting Services (1993-1997). Age 57.

John B. Jaske
 Senior Vice President, Labor Relations and Assistant General Counsel (1992-present). Age 59.

Gracia C. Martore
 Senior Vice President and Chief Financial Officer (2003-present). Formerly: Senior Vice President, Finance and Treasurer (2001-2002); Treasurer and Vice President, Investor Relations (1998-2001); Vice President, Treasury Services and Investor Relations (1996-1998). Age 52.

Douglas H. McCorkindale
 Chairman, President and Chief Executive Officer (2001-present). Formerly: President, Chief Executive Officer and Vice Chairman (2000-2001); Vice Chairman and President (1997-2000). Age 64.

Craig A. Moon
 President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002-2003); Group President, South Newspaper Group and President and Publisher, The Tennessean (1999-2002); President and Publisher, The Tennessean (1989-2002). Age 54.

Gary L. Watson
 President, Gannett Newspaper Division (1990-present). Age 58.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

     (3) Pro Forma Financial Information.

     Not Applicable.

     (4) Exhibits.

     See Exhibit Index on pages 61-63 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

(b) Reports on Form 8-K.

     Current Report on Form 8-K furnished on October 15, 2003 pursuant to Item 12 on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2004	GANNETT CO., INC. (Registrant)

By:

Gracia C. Martore, Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 24, 2004

Douglas H. McCorkindale, Director, Chairman, President and Chief Executive Officer

Dated: February 24, 2004

Gracia C. Martore, Senior Vice President and Chief Financial Officer

Dated: February 24, 2004

H. Jesse Arnelle, Director

Dated: February 24, 2004

Louis D. Boccardi, Director

Dated: February 24, 2004

Meredith A. Brokaw, Director

Dated: February 24, 2004

James A. Johnson, Director

Dated: February 24, 2004

Stephen P. Munn, Director

Dated: February 24, 2004

Donna E. Shalala, Director

Dated: February 24, 2004

Solomon D. Trujillo, Director

Dated: February 24, 2004

Karen Hastie Williams, Director

This page is intentionally left blank.

This page is intentionally left blank.

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2003.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983 between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986 among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-5-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-6	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-7	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	$3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-10 to Gannett Co., Inc.’s Form 10-Q filed on August 9, 2000.

10-1-1	Amendment Number One to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-1-2	Amendment Number Two to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-12 to Gannett Co., Inc.’s Form 10-Q for the quarter ended July 2, 2001.

10-2	Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002, among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclays Bank PLC, as Documentation Agent (the “2002 Credit Agreement”).	Incorporated by reference to Exhibit 10.11 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

10-2-1	First Amendment, dated as of February 28, 2003 and effective as of March 17, 2003 to the Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002 among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclay Bank PLC, as Documentation Agent.	Incorporated by reference to Exhibit 4-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333-04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-4	Description of supplemental insurance benefits.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-5	Gannett Supplemental Retirement Plan Restatement dated February 1, 2003.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the quarter ended June 29, 2003.

10-6	Gannett Co., Inc. Retirement Plan for Directors.*	Incorporated by reference to Exhibit 10-10 to the 1986 Form 10-K. 1991 Amendment incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 29, 1991. Amendment to Gannett Co., Inc. Retirement Plan for Directors dated October 31, 1996, incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1996.

10-7	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through October 20, 2003).*	Incorporated by reference to Exhibit 10.1 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 28, 2003.

10-8	Gannett Co., Inc. Transitional Compensation Plan.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001. Amendment dated December 3, 2002 incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the year ended December 29, 2002.

10-9	Employment Agreement dated July 21, 2003 between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the quarter ended September 28, 2003.

10-10	Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit No. 10.1 to Gannett Co., Inc.’s Registration Statement on Form S-8 (Registration No. 333-105029).

10-11	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the year ended December 29, 2002.

10-12	Gannett U.K. Limited Share Incentive Plan.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the year ended December 29, 2002.

10-13	Service Agreement, dated as of July 23, 2001, by and between Newsquest Media Group Limited and Paul Davidson.*	Attached.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Independent Accountants.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

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

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2003 Form 10-K.

ADVERTISING LINAGE - Measurement term for the volume of space sold as advertising in the company’s newspapers; refers to number of column inches, with each newspaper page composed of five to six columns.

BALANCE SHEET - A summary statement that reflects the company’s assets, liabilities and shareholders’ equity at a particular point in time.

BROADCASTING REVENUES - Primarily amounts charged to customers for commercial advertising aired on the company’s television stations.

CIRCULATION - The number of newspapers sold to customers each day (“paid circulation”). The company keeps separate records of morning, evening and Sunday circulation.

CIRCULATION REVENUES - Amounts charged to newspaper readers or distributors reduced by the amount of discounts. Charges vary from city to city and depend on the type of sale (i.e., subscription or single copy) and distributor arrangements.

COMPARABLE BASIS - The company’s operating results stated as if Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” had been adopted at the beginning of 1998. See further discussion of accounting change on page 18 and in Note 3 on page 38.

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

DEFERRED INCOME - Revenue derived principally from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

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

GAAP - Generally accepted accounting principles.

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

OPERATING CASH FLOW - A non-GAAP measure of operating income adjusted for depreciation and amortization of intangible assets.

PRO FORMA - A non-GAAP manner of presentation intended to improve comparability of financial results; it assumes business purchases/dispositions were completed at the beginning of the earliest period discussed (i.e., results are compared for all periods but only for businesses presently owned).

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