Form 10-Q
period 2004-03-28
GANNETT CO INC /DE/
filed 2004-05-04
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

The total number of shares of the registrant’s Common Stock, $1.00 par value, as of April 27, 2004, was 272,491,823.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

     Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.00 for the first quarter of 2004 versus 93 cents for the same period last year. For the first three months of 2004, net income rose 10% to $274.4 million and operating income increased 8% to $445.8 million. Operating revenues were $1.73 billion for the first quarter, an 11% increase over the same period last year.

Newspaper Results

     Reported newspaper publishing revenues advanced $166.2 million or 12% for the first three months of 2004 reflecting higher advertising, circulation sales, and commercial printing and other revenues. The increases reflect the impact of recently acquired businesses, revenue improvement at most of the company’s newspaper properties and a higher foreign exchange rate for UK operations.

     Recent acquisitions affecting comparisons include NurseWeek, acquired in February 2004, Clipper Magazine (“Clipper”), acquired on October 31, 2003, the publishing businesses of Scottish Media Group plc (“SMG”), purchased in April 2003, and the establishment of the Texas-New Mexico Newspapers Partnership (“Texas-New Mexico”) in March 2003.

     Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 74% and 20%, respectively, of total newspaper revenues for the first quarter 2004. Ad revenues also include amounts derived from advertising placed with online operations associated with the company’s newspapers. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the first quarter of 2004 and 2003.

Newspaper operating revenues, in thousands of dollars

First Quarter	2004	2003	% Change

Newspaper advertising	$1,156,011	$1,006,047	15
Newspaper circulation	312,389	302,431	3
Commercial printing and other	91,826	85,591	7

Total	$1,560,226	$1,394,069	12

     The table below presents the components of reported newspaper advertising revenues for the first quarter of 2004 and 2003. Certain online advertising revenues in 2003 have been reclassified to conform with the 2004 presentation. The reclassification had no effect on total advertising revenues.

Advertising revenues, in thousands of dollars

First Quarter	2004	2003	% Change

Local	$477,190	$419,542	14
National	184,348	162,648	13
Classified	494,473	423,857	17

Total ad revenue	$1,156,011	$1,006,047	15

     The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the first quarter of 2004 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

     In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest, NurseWeek and Clipper are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

Advertising revenues, in thousands of dollars (pro forma)

First Quarter	2004	2003	% Change

Local	$478,968	$451,877	6
National	184,223	166,744	10
Classified	494,716	439,357	13

Total ad revenue	$1,157,907	$1,057,978	9

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter	2004	2003	% Change

Local	8,665	8,652	0
National	1,048	928	13
Classified	14,196	13,632	4

Total Run-of-Press linage	23,909	23,212	3

Preprint distribution	2,642	2,568	3

     The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

First Quarter	2004	2003

Pro forma ad revenues	$1,157,907	$1,057,978
Add: Effect of dispositions	1,122	2,314
Less: Effect of acquisitions	(3,018)	(54,245)

As reported ad revenues	$1,156,011	$1,006,047

     For the first three months of 2004, reported and pro forma local advertising revenues rose 14% and 6%, respectively, with pro forma linage even with last year. In the U.S., local ad revenue increased in all principal newspaper products including the daily and non-daily newspapers, preprints, and online operations. Local ad revenues increased in the furniture, entertainment, financial and telecommunications categories however, ad revenues in the department stores and consumer electronics categories declined from last year. The performance of the company’s small and medium-sized advertisers in its domestic newspapers outpaced the revenue performance of its largest advertisers.

     Reported and pro forma national advertising revenues advanced 13% and 10%, respectively for the first quarter on a 13% pro forma volume increase. At USA TODAY, advertising revenues increased 10% for the quarter and March was particularly strong with ad revenue growth of 25%. Solid increases in the retail, entertainment and telecom segments more than offset declines in the automotive and technology categories.

     Reported and pro forma classified ad revenues gained 17% and 13%, respectively with pro forma linage up 4% with improvement in all classified categories. Classified revenue improvements were driven by strength in the employment, automotive, and real estate categories. Employment ad revenues advanced 17% over the first quarter of 2003. Real estate ad revenues and automotive ad revenues increased 11% and 6%, respectively. Online revenue growth was very strong.

     Circulation revenues, as reported, rose 3% for the first quarter, while pro forma circulation revenues increased almost 1%. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined

2% in the first quarter. Sunday net paid circulation was also down 2% from the same period last year. USA TODAY reported an average daily paid circulation of 2,277,785 in the ABC Publisher’s Statement for the 26 weeks ended March 28, 2004, a 1% increase over the comparable period a year earlier.

     For the first three months of 2004, reported newspaper operating expenses rose $136.4 million or 13% reflecting the impact of recent acquisitions, increased newsprint expenses, higher insurance and medical costs, and a higher foreign exchange rate for Newsquest operations. Expenses associated with non-daily products increased as a result of the overall growth in these products. Depreciation expense also increased primarily as a result of recent acquisitions and a higher foreign exchange rate for UK operations. Newsprint expense rose 13% reflecting an 11% increase in prices and a 2% increase in consumption. The increase in newsprint consumption was driven by the SMG and Texas-New Mexico transactions.

     Operating income for the quarter rose $29.8 million or 8% reflecting strong revenue growth partially offset by increased newsprint, insurance and medical costs. Most of the company’s newspaper properties reported higher operating income for the quarter.

Broadcasting Results

     In the first quarter, broadcasting revenues advanced $11.3 million or 7% benefiting from the Super Bowl carried by the company’s six CBS stations, political spending and strength in the national advertising automotive, telecommunications and financial categories. For the first quarter of 2004, national revenues gained 6% and local revenues rose 9%. Broadcasting operating expenses increased 5% due to higher advertising sales costs and higher insurance and medical costs. Operating income was up $6.2 million or 10% in the first quarter. For the remainder of 2004, broadcasting revenues and earnings are expected to continue to improve over 2003 results primarily because of higher ad spending from political campaigns, the “Friends” finale in May on the company’s thirteen NBC stations and the Summer Olympics also on NBC.

Operating Cash Flow

     The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $40.2 million or 9% to $507.2 million for the first quarter of 2004, reflecting improved newspaper and broadcasting segment results. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 10 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

     The company’s interest expense declined $4.3 million or 12%, reflecting lower debt levels and lower short-term interest rates. The daily average outstanding balance of commercial paper was $1.87 billion during the first quarter of 2004 and $2.54 billion during the first quarter of 2003. The weighted average interest rate on commercial paper was 1.04% and 1.29% for the first quarter of 2004 and 2003, respectively.

     Because the company has $1.82 billion in commercial paper obligations at March 28, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $9.1 million, respectively.

     In both periods presented, non-operating income and expense include charges associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. Non-operating income in the first quarter of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga. In 2003, non-operating income also includes a non-monetary gain on the company’s sale of 33.8% of its interest in the El Paso Times.

     The company’s effective income tax rate was 34.2% for the first quarters of 2004 and 2003, respectively.

Net Income

     Net income for the first quarter advanced $24.6 million or 10% and earnings per diluted share increased to $1.00 from 93 cents, a 7.5% increase. The weighted average number of diluted shares outstanding for the first quarter of 2004 totaled 275,507,000, compared to 270,059,000 for the first quarter of 2003. The increase in diluted shares outstanding is due in part to the overall increase in the market price of the company’s stock and stock options exercised. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

     The company’s cash flow from operating activities was $392.1 million for the first three months of 2004, reflecting solid newspaper and broadcasting results partially offset by a $50 million contribution to the Gannett Retirement Plan. Cash flow from operating activities was $402.1 million for the first quarter of 2003.

     Cash used by the company for investing activities totaled $164.2 million for the three months ended March 28, 2004 primarily reflecting capital spending of $58.7 million, and $109.4 million for acquisitions of businesses.

     Cash used by the company for financing activities totaled $220.1 million, reflecting the pay down of long term debt of $115.5 million, the payment of the fourth quarter 2003 dividend of $68.0 million, the repurchase of 1.0 million shares of the company’s stock for $86.5 million (see further discussion below) partially offset by proceeds from the exercise of stock options totaling $49.9 million. The company’s regular quarterly dividend of $0.25 per share, which was declared in the first quarter of 2004, totaled $68.4 million and was paid on April 1, 2004.

     In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company has authority to repurchase up to $291 million of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. During the first quarter of 2004, the company purchased approximately 1 million shares of its common stock for $86.5 million. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

     Working capital declined $89.6 million from the end of 2003 reflecting lower receivables due to seasonal trends in revenues and higher taxes payable primarily due to the timing of estimated U.S. Federal and State tax payments.

     The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

     The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A by Standard & Poor’s and A2 by Moody’s Investors Service. The company has a shelf registration statement with the Securities and Exchange Commission under which up to $2.5 billion of additional debt securities may be issued. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts that may be raised through borrowings or the issuance of equity securities.

     The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $424.9 million at the end of the first quarter versus $352.3 million at the end of 2003. The increase reflects a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at March 28, 2004 were translated from Sterling to U.S. dollars at an exchange rate of $1.82 versus $1.78 at the end of 2003. Newsquest’s financial results were translated at an average rate of $1.84 for the first quarter of 2004 versus $1.60 for the first quarter of 2003.

     The company is exposed to foreign exchange rate risk due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income for the first three months of 2004 would have increased or decreased approximately 2%, respectively.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $93 million at March 28, 2004.

Other Matters

     On April 2, 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers quality programming and full motion video advertising to more than 1.4 million consumers and business professionals each day. Captivate is seen in a distraction-free viewing environment, on wireless digital video screens in the elevators of premier office towers across North America.

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

     Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Mar. 28, 2004	Dec. 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$75,738	$67,188
Trade receivables, less allowance (2004 - $43,857; 2003 - $41,530)	855,379	907,619
Inventories	128,303	115,924
Prepaid expenses and other receivables	144,576	132,530

Total current assets	1,203,996	1,223,261

Property, plant and equipment
Cost	4,744,081	4,687,898
Less accumulated depreciation	(2,060,717)	(2,005,630)

Net property, plant and equipment	2,683,364	2,682,268

Intangible and other assets
Goodwill and indefinite-lived intangible assets	9,782,875	9,601,767
Other intangible assets, less accumulated amortization	123,745	108,736
Investments and other assets	1,135,299	1,090,207

Total intangible and other assets	11,041,919	10,800,710

Total assets	$14,929,279	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Mar. 28, 2004	Dec. 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$300,186	$352,822
Compensation, interest and other accruals	289,167	277,594
Dividends payable	68,448	68,143
Income taxes	203,158	101,663
Deferred income	171,221	161,615

Total current liabilities	1,032,180	961,837

Deferred income taxes	758,707	743,975
Long-term debt	3,718,997	3,834,511
Postretirement medical and life insurance liabilities	334,809	337,989
Other long-term liabilities	363,057	312,507

Total liabilities	6,207,750	6,190,819

Minority interests in consolidated subsidiaries	93,637	92,439

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	503,750	471,581
Retained earnings	9,650,845	9,444,791
Accumulated other comprehensive income	391,878	319,305

	10,870,894	10,560,098

Less treasury stock, 52,188,277 shares and 52,003,686 shares, respectively, at cost	(2,243,002)	(2,137,117)

Total shareholders’ equity	8,627,892	8,422,981

Total liabilities, minority interests and shareholders’ equity	$14,929,279	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	Mar. 28, 2004	Mar. 30, 2003	(Dec)
Net Operating Revenues:
Newspaper advertising	$1,156,011	$1,006,047	14.9
Newspaper circulation	312,389	302,431	3.3
Broadcasting	169,458	158,176	7.1
Other	91,826	85,591	7.3

Total	1,729,684	1,552,245	11.4

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	939,448	836,622	12.3
Selling, general and administrative expenses, exclusive of depreciation	283,030	248,571	13.9
Depreciation	58,974	54,229	8.7
Amortization of intangible assets	2,383	1,830	30.2

Total	1,283,835	1,141,252	12.5

Operating income	445,849	410,993	8.5

Non-operating income (expense):
Interest expense	(31,791)	(36,109)	(12.0)
Other	2,850	4,852	(41.3)

Total	(28,941)	(31,257)	(7.4)

Income before income taxes	416,908	379,736	9.8
Provision for income taxes	142,500	129,900	9.7

Net income	$274,408	$249,836	9.8

Net income per share-basic	$1.01	$0.93	8.6

Net income per share-diluted	$1.00	$0.93	7.5

Dividends per share	$0.25	$0.24	4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen weeks ended
	Mar. 28, 2004	Mar. 30, 2003

Cash flows from operating activities:
Net Income	$274,408	$249,836
Adjustments to reconcile net income to operating cash flows:
Depreciation	58,974	54,229
Amortization of intangibles	2,383	1,830
Pension contributions, net of pension expense	(26,740)	29,511
Deferred income taxes	13,900	4,998
Other, net	69,127	61,697

Net cash flow from operating activities	392,052	402,101

Cash flows from investing activities:
Purchase of property, plant and equipment	(58,702)	(43,947)
Payments for acquisitions, net of cash acquired	(109,440)	—
Payments for investments	(5,629)	(11,863)
Proceeds from investments	2,681	2,489
Proceeds from sale of certain assets	6,841	749

Net cash used for investing activities	(164,249)	(52,572)

Cash flows from financing activities:
Net payment of long-term debt, net of debt issuance fees	(115,513)	(8,544)
Dividends paid	(68,049)	(64,269)
Cost of common shares repurchased	(86,470)	—
Proceeds from issuance of common stock upon exercise of stock options	49,927	24,346

Net cash used for financing activities	(220,105)	(48,467)

Effect of currency rate change	852	1,612

Net increase in cash and cash equivalents	8,550	302,674
Balance of cash and cash equivalents at beginning of year	67,188	90,374

Balance of cash and cash equivalents at end of first quarter	$75,738	$393,048

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2004

1. Basis of presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 28, 2004, and the comparative period of 2003, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

2. Stock-based compensation

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS No. 148”).

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

First Quarter		2004	2003
(in thousands of dollars, except per share amounts)

Net income as reported		$274,408	$249,836
Less:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	18,442	16,682

Pro forma net income		$255,966	$233,154

Earnings per share:

	Basic - as reported	$1.01	$0.93

	Basic - pro forma	$0.94	$0.87

	Diluted - as reported	$1.00	$0.93

	Diluted - pro forma	$0.93	$0.86

3. Acquisitions and dispositions

     On February 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek is being operated as a separate publication of Nursing Spectrum, a wholly-owned subsidiary of the company. Altogether, Nursing Spectrum operations now include 12 regional magazines with a combined distribution to more than 1 million registered nurses. The two Web sites, www.nurseweek.com and www.nursingspectrum.com, average more than 1.8 million page views per month.

     On February 16, 2004, the company exchanged its daily newspaper, The Times in Gainesville, Georgia, and non-daily publications in the Gainesville area for two daily newspapers and non-daily publications in Tennessee, plus cash consideration. The company recorded this transaction as two simultaneous but separate events; that is, the sale of its publications in Gainesville for which a non-operating gain was recognized and the acquisition of the publications in Tennessee accounted for under the purchase method of accounting.

     During the first quarter of 2004, the company also purchased several small non-daily publications in the U.S.

     The acquisitions of NurseWeek, the two daily newspapers in Tennessee and several non-daily publications, which had an aggregate purchase price of approximately $109.4 million, were recorded under the purchase method of accounting. The company is in the process of obtaining valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary. The 2004 acquisitions did not have a material impact on operating results for the first quarter of 2004.

     On April 2, 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers quality programming and full motion video advertising to more than 1.4 million affluent consumers and business professionals each day. Captivate is seen in a distraction-free viewing environment, on wireless digital video screens in the elevators of premier office towers across North America.

     The company has an agreement to sell its NBC affiliate in Kingman, Arizona, KMOH-TV.

4. Goodwill and other intangible assets

     The company performed an impairment test of its goodwill and determined that no impairment of goodwill existed at Dec. 28, 2003. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

     The following table displays the intangible assets that are subject to amortization and the intangible assets that are not subject to amortization as of Mar. 28, 2004, and Dec. 28, 2003:

Goodwill and other intangible assets are as follows:

	Mar. 28, 2004		Dec. 28, 2003
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill and indefinite-lived intangible assets	$9,782,875	$-	$9,601,767	$-

Amortizable intangible assets	$145,392	$21,647	$128,000	$19,264

     Goodwill increased primarily due to the NurseWeek transaction as described in Note 3 and to a higher foreign exchange rate.

     Amortization expense was $2.4 million in the quarter ended March 28, 2004. Amortizable intangible assets, are primarily subscriber and advertiser relationships with amortization periods up to 25 years and are amortized on a straight-line basis. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $10.0 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total

Goodwill and indefinite-lived intangible assets, net
Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767
Acquisitions and adjustments	120,281	-	120,281
Dispositions	(6,103)	-	(6,103)
Foreign currency exchange rate changes	66,930	-	66,930

Balance at Mar. 28, 2004	$8,256,597	$1,526,278	$9,782,875

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total

Amortizable intangible assets, net
Balance at Dec. 28, 2003	$108,736	$-	$108,736
Acquisitions	5,000	-	5,000
Adjustments for previous acquisitions	12,392	-	12,392
Amortization	(2,383)	-	(2,383)

Balance at Mar. 28, 2004	$123,745	$-	$123,745

5. Long-term debt

     In March 2004, the company entered into a $2.46 billion revolving credit agreement, which consists of a $622.5 million 364-day facility that extends to March 2005 and a $1.8375 billion 5-year facility that extends to March 2009. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option. Also in March 2004, the company entered into a $200 million two-year revolving credit facility that extends to March 2006. At the end of the two-year period, any borrowings outstanding under the two-year credit facility are convertible into a one-year term loan at the company’s option.

     During the first quarter of 2004, the company terminated its $1.53 billion revolving credit agreement that was due to expire in July 2005. The company also terminated its $1.3375 billion 364-day revolving credit facility that was due to expire in March 2004.

     At March 28, 2004, the company had a total of $4.025 billion of credit available under three revolving credit agreements. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

     Approximate annual maturities of long-term debt, assuming that the company used the $4.025 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands of dollars)	Mar. 28, 2004

2005	$-
2006	15,034
2007	1,296,644
2008	82,962
2009	1,826,150
Later years	498,207

Total	$3,718,997

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $3.88 billion at March 28, 2004.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals $93 million at March 28, 2004.

6. Retirement plans

     The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the first quarter of 2004 and 2003 are presented in the following table:

First quarter (in thousands of dollars)	2004	2003

Service cost-benefits earned during the period	$23,330	$18,788
Interest cost on benefit obligation	42,390	38,983
Expected return on plan assets	(53,310)	(42,525)
Amortization of transition asset	—	(17)
Amortization of prior service credit	(5,350)	(5,085)
Amortization of actuarial loss	14,570	18,007

Pension expense for company-sponsored retirement plans	$21,630	$28,151

Union and other pension cost	2,100	1,847

Pension cost	$23,730	$29,998

The company made a voluntary tax deductible contribution of $50 million to the Gannett Retirement Plan in February 2004. Subsequent to the end of the first quarter, the company also made a voluntary tax deductible contribution of $25.6 million to its U.K. retirement plan.

7. Postretirement benefits other than pension

     The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the first quarter of 2004 and 2003 are presented in the following table:

First quarter
(in thousands of dollars)	2004	2003

Service cost-benefits earned during the period	$488	$783
Interest cost on benefit obligation	4,138	4,939
Amortization of prior service credit	(3,100)	(2,960)
Amortization of actuarial loss	787	397

Net periodic postretirement cost	$2,313	$3,159

8. Comprehensive income

     Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Comprehensive income totaled $347.0 million for the first quarter of 2004 and $200.1 million for the first quarter of 2003. Net income totaled $274.4 million and other comprehensive income, which was entirely related to foreign currency translation, totaled $72.6 million in 2004. Net income totaled $249.8 million and other comprehensive losses, consisting primarily of foreign currency translation, totaled $49.7 million in 2003.

9. Outstanding shares

     The weighted average number of common shares outstanding (basic) in the first quarter totaled 272,321,000 compared to 268,179,000 for the first quarter of 2003. The weighted average number of diluted shares outstanding in the first quarter totaled 275,507,000 compared to 270,059,000 for the first quarter of 2003.

10. Business segment information

(unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc
	Mar. 28, 2004	Mar. 30, 2003	(Dec)
Net Operating Revenues:
Newspaper publishing	$1,560,226	$1,394,069	11.9
Broadcasting	169,458	158,176	7.1

Total	$1,729,684	$1,552,245	11.4

Operating Income (net of depreciation and amortization):
Newspaper publishing	$392,265	$362,485	8.2
Broadcasting	70,158	63,955	9.7
Corporate	(16,574)	(15,447)	(7.3)

Total	$445,849	$410,993	8.5

Depreciation and Amortization:
Newspaper publishing	$50,538	$45,582	10.9
Broadcasting	6,881	6,571	4.7
Corporate	3,938	3,906	0.8

Total	$61,357	$56,059	9.5

Operating Cash Flow (1):
Newspaper publishing	$442,803	$408,067	8.5
Broadcasting	77,039	70,526	9.2
Corporate	(12,636)	(11,541)	(9.5)

Total	$507,206	$467,052	8.6

(1) Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.

     A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended Mar. 28, 2004	Newspaper			Consolidated
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Total

Operating cash flow	$442,803	$77,039	$(12,636)	$507,206
Less:
Depreciation	(48,155)	(6,881)	(3,938)	(58,974)
Amortization	(2,383)	-	-	(2,383)

Operating income	$392,265	$70,158	$(16,574)	$445,849

Thirteen weeks ended Mar. 30, 2003	Newspaper			Consolidated
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Total

Operating cash flow	$408,067	$70,526	$(11,541)	$467,052
Less:
Depreciation	(43,752)	(6,571)	(3,906)	(54,229)
Amortization	(1,830)	-	-	(1,830)

Operating income	$362,485	$63,955	$(15,447)	$410,993

11. Accounting pronouncements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first three months of 2003 would have decreased approximately 2%.

     Because the company has $1.82 billion in commercial paper obligations at March 28, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $9.1 million, respectively.

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $3.88 billion at March 28, 2004.

Item 4. Controls and Procedures

     Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of March 28, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
(12/29/03– 2/1/04)	-	N/A	-	$290,572,896
2/2/04 –2/29/04	74,400	$86.42	74,400	$284,142,947
3/1/04 – 3/28/04	933,600	$85.73	933,600	$204,102,617
Total 2004	1,008,000	$85.78	1,008,000	$204,102,617

All the shares included in the table above were repurchased as part of the repurchase program announced on February 1, 2000 authorizing $500 million in repurchases. An additional $500 million was authorized for the repurchase program on February 23, 2000. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. There were no shares purchased other than through the company’s publicly announced program.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

          See Exhibit Index for list of exhibits filed with this report.

     (b) Form 8-K

           Current Report on Form 8-K submitted February 2, 2004, in connection with disclosure of results of operations and financial condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

Date: May 4, 2004	/s/George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Attached.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, and Bank One, N.A., as Administrative Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Attached.

10-2	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Attached.

10-3	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through February 23, 2004).*	Attached.

11	Statement Regarding Computation of Earnings Per Share	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

     The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.