Form 10-Q
period 2004-06-27
GANNETT CO INC /DE/
filed 2004-08-04
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

The total number of shares of the registrant’s Common Stock, $1 par value, as of July 21, 2004, was 266,118,488.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

     Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.30 for the second quarter of 2004 and $2.29 for the year-to-date versus $1.20 for the second quarter of 2003 and $2.12 for the year-to-date 2003.

     Net income rose 9% to $354.4 million for the quarter and 10% to $628.8 million for the year-to-date. Operating income increased 9% to $576.4 million for the quarter and 9% to $1.02 billion for the year-to-date.

     Operating revenues were $1.9 billion for the quarter, a 10% increase over the same period last year. For the first six months, operating revenues rose $345.5 million or 11% to $3.6 billion.

Newspaper Results

     Reported newspaper publishing revenues increased $148.2 million or 10% for the second quarter of 2004, as compared to the second quarter of 2003, and rose $314.4 million or 11% for the year-to-date. The increases reflect the impact of recently acquired businesses, revenue improvement at most of the company’s newspaper properties and a higher foreign exchange rate for UK operations.

     Recent significant acquisitions affecting year-to-date newspaper comparisons include NurseWeek, acquired in February 2004, Clipper Magazine (“Clipper”), acquired in October 2003, and the Scottish Media Group plc (“SMG”) publishing business, purchased in April 2003.

     Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 18%, respectively, of total newspaper revenues for the second quarter of 2004 and 75% and 19% for the year-to-date period. Ad revenues also include amounts derived from advertising placed with online operations associated with the company’s newspapers. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the second quarter and first six months of 2004 and 2003.

Newspaper operating revenues, in thousands of dollars

Second Quarter	2004	2003	% Change

Newspaper advertising	$1,252,951	$1,115,381	12
Newspaper circulation	306,598	303,180	1
Other	101,234	93,995	8

Total	$1,660,783	$1,512,556	10

Year-to-date	2004	2003	% Change

Newspaper advertising	$2,408,962	$2,121,428	14
Newspaper circulation	618,987	605,611	2
Other	193,060	179,586	8

Total	$3,221,009	$2,906,625	11

     The table below presents the components of reported newspaper advertising revenues for the second quarter and first six months of 2004 and 2003. Certain online advertising revenues in 2003 have been reclassified to conform with the 2004 presentation. The reclassification had no effect on total advertising revenues.

Advertising revenues, in thousands of dollars

Second Quarter	2004	2003	% Change

Local	$522,314	$462,455	13
National	203,986	183,804	11
Classified	526,651	469,122	12

Total ad revenue	$1,252,951	$1,115,381	12

Year-to-date	2004	2003	% Change

Local	$993,641	$876,791	13
National	388,334	346,476	12
Classified	1,026,987	898,161	14

Total ad revenue	$2,408,962	$2,121,428	14

     The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the second quarter of 2004 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

     In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

Advertising revenues, in thousands of dollars (pro forma)

Second Quarter	2004	2003	% Change

Local	$522,574	$493,672	6
National	204,014	184,793	10
Classified	526,651	469,342	12

Total ad revenue	$1,253,239	$1,147,807	9

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter	2004	2003	% Change

Local	9,533	9,502	0
National	1,091	1,064	3
Classified	15,414	15,106	2

Total Run-of-Press linage	26,038	25,672	1

Preprint distribution	2,823	2,770	2

Advertising revenues, in thousands of dollars (pro forma)

Year-to-date	2004	2003	% Change

Local	$995,982	$941,087	6
National	388,209	351,538	10
Classified	1,027,108	913,879	12

Total ad revenue	$2,411,299	$2,206,504	9

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Year-to-date	2004	2003	% Change

Local	18,197	18,154	0
National	2,140	1,992	7
Classified	29,610	28,738	3

Total Run-of-Press linage	49,947	48,884	2

Preprint distribution	5,465	5,338	2

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Second Quarter	2004	2003

Pro forma ad revenues	$1,253,239	$1,147,807
Add: Effect of dispositions	—	2,467
Less: Effect of acquisitions	(288)	(34,893)

As reported ad revenues	$1,252,951	$1,115,381

Year-to-date	2004	2003

Pro forma ad revenues	$2,411,299	$2,206,504
Add: Effect of dispositions	1,122	4,781
Less: Effect of acquisitions	(3,459)	(89,857)

As reported ad revenues	$2,408,962	$2,121,428

     For the second quarter of 2004, reported and pro forma local advertising revenues rose 13% and 6%, respectively, with pro forma linage up less than 1%. For the year-to-date, reported and pro forma local advertising revenue rose 13% and 6%, respectively, with pro forma linage flat with last year. In the U.S., local ad revenues increased across all principal newspaper products. Advances in the furniture, financial and telecommunications categories were partially offset by declines in the department stores, consumer electronics and home improvement categories. The performance of the company’s small and medium-sized advertisers in its domestic newspapers outpaced the revenue performance of its largest advertisers.

     Reported and pro forma national advertising revenues advanced 11% and 10%, respectively, for the second quarter on a 3% pro forma volume increase. Year-to-date, reported and pro forma national advertising revenues advanced 12% and 10%, respectively, on a 7% pro forma volume increase. At USA TODAY, advertising revenues increased 16% for the quarter and 13% for the year-to-date reflecting solid increases in the retail, entertainment and telecom categories and a strong demand for color in the second quarter.

     For the second quarter, reported and pro forma classified ad revenues gained 12% on a pro forma linage increase of 2% primarily due to strong employment and real estate advertising. On a pro forma basis, help wanted and real estate ad revenues increased 23% and 10%, respectively, for the second quarter. Pro forma automotive ad revenues were down 1% during the quarter. For the year-to-date, reported and pro forma classified ad revenues rose 14% and 12%, respectively, with pro forma linage up 3% and improvement in all classified categories. Pro forma classified revenue improvements were driven by strength in the employment and real estate categories, which were up 20% and 11%, respectively, for the year-to-date. Online revenue growth continued to be very strong during the second quarter and the first six months of 2004.

     Circulation revenues, as reported, rose 1% for the second quarter and 2% for the year-to-date, while pro forma circulation revenues increased 1% for the quarter and almost 1% for the year-to-date. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 1% in the second quarter and 2% year-to-date. Sunday net paid circulation was down 2% from the comparable quarter of last year and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,277,785 in the ABC Publisher’s Statement for the 26 weeks ended March 28, 2004, a 1% increase over the comparable period a year earlier.

     Reported newspaper operating expenses rose $109.7 million or 10% for the quarter and $246.1 million or 12% for the first six months, reflecting the impact of recent acquisitions, increased newsprint expense, higher insurance and medical costs, and a higher foreign exchange rate for Newsquest operations. Expenses associated with non-daily products increased as a result of the overall growth in these products. Depreciation expense also increased primarily as a result of recent acquisitions and a higher foreign exchange rate for UK operations. Newsprint expense for the second quarter and first six months of 2004 rose 13%, reflecting an 11% increase in prices and a 2% increase in consumption. The increase in newsprint consumption was primarily due to increased commercial printing activities, circulation gains at USA TODAY in the second quarter of 2004, and the acquisition of SMG in April 2003.

     Operating income for the quarter rose $38.5 million or 9% and $68.3 million or 8% for the first six months, reflecting strong revenue growth partially offset by increased newsprint, insurance and medical costs.

     Effective September 7, 2004, USA TODAY will increase its single-copy price from $0.50 to $0.75. For the remainder of 2004, expenses associated with the price increase are expected to exceed revenue gains due to the costs of promotional efforts and new coin mechanisms. The company anticipates a decline in circulation in the early months of the price increase. The price increase is expected to impact a little less than 900,000 copies. The company will not realize the full $0.25 increase as some portion of this will be shared with the distributors.

Broadcasting Results

     Broadcasting includes results from the company’s 22 television stations and Captivate Network, Inc., which was acquired in April 2004. Broadcasting revenues advanced $19.8 million or 10% for the second quarter and $31.1 million or 9% for the year-to-date, benefiting from political spending and strength in the telecommunications, financial and media categories. For the second quarter of 2004, national revenues increased 16% and local revenues rose 4%, while national and local revenues advanced 12% and 6%, respectively, for the year-to-date. Excluding Captivate, television revenues increased 9% for the quarter.

     Broadcasting operating expenses increased 9% for the quarter and 7% for the first six months of 2004, due to higher advertising sales costs and higher insurance and medical costs. Excluding Captivate, television operating expenses increased 5% for the second quarter and first six months of 2004, respectively.

     Operating income from broadcasting operations was up $10.7 million or 11% in the second quarter and $16.9 million or 11% for the year-to-date. For the remainder of 2004, broadcasting revenues and earnings are expected to continue to improve over 2003 results primarily because of higher ad spending from political campaigns and the Summer Olympics on NBC.

Operating Cash Flow

     The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $53.1 million or 9% to $638.5 million for the second quarter of 2004 and $93.2 million or 9% to $1.1 billion for the first six months, reflecting improved newspaper and broadcasting segment results. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 10 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

     The company’s interest expense declined $4.3 million or 12% for the quarter and $8.6 million or 12% year-to-date, reflecting lower debt levels and lower short-term interest rates. The daily average outstanding balance of commercial paper was $2.0 billion during the second quarter of 2004 and $2.6 billion during the second quarter of 2003. The daily average outstanding balance of commercial paper was $1.9 billion and $2.6 billion during the first six months of 2004 and 2003, respectively. The weighted average interest rate on commercial paper was 1.04% and 1.26% for the second quarter of 2004 and 2003, respectively. For the first six months of 2004 and 2003, the weighted average interest rate on commercial paper was 1.04% and 1.28%, respectively.

     Because the company has $2.1 billion in commercial paper obligations at June 27, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $10.6 million, respectively.

     In both periods presented, non-operating income and expense include charges associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. In the second quarter of 2003, investment and currency gains offset charges from minority interests and internet investments. These investment and currency gains did not repeat in the second quarter of 2004. Non-operating income in the first six months of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga. In the first six months of 2003, non-operating income also includes a non-monetary gain on the company’s sale of 33.8% of its interest in the El Paso Times.

     The company’s effective income tax rate was 34.0% for the second quarter and 34.1% for the first half of 2004 compared to 34.2% for the same periods last year.

Net Income

     Net income for the second quarter advanced $30.1 million or 9% and diluted earnings per share increased to $1.30 from $1.20, an 8% increase. For the first six months, net income rose $54.7 million or 10% and diluted earnings per share increased to $2.29 from $2.12, an 8% increase. The weighted average number of diluted shares outstanding for the second quarter of 2004 totaled 273,541,000, compared to 271,281,000 for the second quarter of 2003. For the first six months of 2004 and 2003, the weighted average number of diluted shares outstanding totaled 274,432,000 and 270,582,000, respectively. Approximately 5.3 million shares were repurchased during the second quarter of 2004. On July 13, 2004, the company announced that the Board of Directors authorized the repurchase of an additional $1.0 billion of its common stock. A substantial portion of the $500 million authorized for repurchase under the program announced on May 12, 2004 had been used. See Part II, Item 2 for information on share repurchases.

     The increase in diluted shares outstanding is due in part to the overall increase in the market price of the company’s stock and stock options exercised. Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

     The company’s cash flow from operating activities was $703.4 million for the first six months of 2004, reflecting solid newspaper and broadcasting results partially offset by a $50 million contribution to the Gannett Retirement Plan in the first quarter and a contribution of approximately $26 million to the UK retirement plan in the second quarter. Cash flow from operating activities was $696.8 million for the first six months of 2003.

     Cash used by the company for investing activities totaled $287.1 million for the six months of 2004 primarily reflecting $122.1 million of capital spending and $150.0 million for the acquisitions of Captivate, NurseWeek and several smaller businesses. In addition, during the second quarter, the company acquired a one-third equity interest in CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers.

     Cash used by the company for financing activities totaled $373.2 million for the first half of 2004, reflecting the repurchase of approximately 5.3 million shares of the company’s stock for $495.2 million (see further discussion below) and the payment of dividends totaling $136.2 million partially offset by the net proceeds from commercial paper borrowings, net of debt issuance costs, totaling $186.7 million and the exercise of stock options totaling $71.4 million. The company’s regular quarterly dividend of $0.25 per share, which was declared in the second quarter of 2004, totaled $67.3 million and was paid on July 1, 2004.

     In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of the company’s common stock. On May 12, 2004 and July 13, 2004, the company announced that its authority to repurchase shares was increased by $500 million and $1.0 billion, respectively. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. During the first six months of 2004, the company purchased approximately 5.3 million shares of its common stock for $495.2 million. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

     Working capital increased $51.3 million from the end of 2003 reflecting higher cash and cash equivalents balances and lower accounts payable, partially offset by higher taxes payable primarily due to increased operating results.

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

     The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $439.9 million at the end of the second quarter versus $352.3 million at the end of 2003. The increase reflects a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at June 27, 2004 were translated from Sterling to U.S. dollars at an exchange rate of $1.83 versus $1.78 at the end of 2003. Newsquest’s financial results were translated at an average rate of $1.81 for the second quarter of 2004 versus $1.62 for the second quarter of 2003, and at an average rate of $1.82 for the first six months of 2004 compared to $1.61 for the same period last year.

     The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.5% for both the second quarter and first six months of 2004.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $88 million at June 27, 2004.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	June 27, 2004	Dec. 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$112,186	$67,188
Trade receivables, less allowance
(2004 - $47,081; 2003 - $41,530)	914,409	907,619
Inventories	117,293	115,924
Prepaid expenses and other receivables	128,886	132,530

Total current assets	1,272,774	1,223,261

Property, plant and equipment
Cost	4,803,168	4,687,898
Less accumulated depreciation	(2,110,207)	(2,005,630)

Net property, plant and equipment	2,692,961	2,682,268

Intangible and other assets
Goodwill and indefinite-lived intangible assets	9,815,847	9,601,767
Other intangible assets, less accumulated amortization	137,719	108,736
Investments and other assets	1,170,854	1,090,207

Total intangible and other assets	11,124,420	10,800,710

Total assets	$15,090,155	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	June 27, 2004	Dec. 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film
contracts payable	$264,515	$352,822
Compensation, interest and other accruals	297,331	277,594
Dividends payable	67,522	68,143
Income taxes	159,236	101,663
Deferred income	171,437	161,615

Total current liabilities	960,041	961,837

Deferred income taxes	778,944	743,975
Long-term debt	4,021,235	3,834,511
Postretirement medical and life insurance liabilities	331,989	337,989
Other long-term liabilities	361,403	312,507

Total liabilities	6,453,612	6,190,819

Minority interests in consolidated subsidiaries	92,234	92,439

Shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares;
Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	518,555	471,581
Retained earnings	9,938,091	9,444,791
Accumulated other comprehensive income	406,845	319,305

	11,187,912	10,560,098

Less treasury stock, 57,177,732 shares and 52,003,686 shares, respectively, at cost	(2,643,603)	(2,137,117)

Total shareholders’ equity	8,544,309	8,422,981

Total liabilities and shareholders’ equity	$15,090,155	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	June 27, 2004	June 29, 2003	(Dec)
Net Operating Revenues:
Newspaper advertising	$1,252,951	$1,115,381	12.3
Newspaper circulation	306,598	303,180	1.1
Broadcasting	212,520	192,727	10.3
Other	101,234	93,995	7.7

Total	1,873,303	1,705,283	9.9

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	946,552	856,972	10.5
Selling, general and administrative
expenses, exclusive of depreciation	288,286	262,917	9.6
Depreciation	59,129	55,078	7.4
Amortization of intangible assets	2,955	2,174	35.9

Total	1,296,922	1,177,141	10.2

Operating income	576,381	528,142	9.1

Non-operating income (expense):
Interest expense	(32,042)	(36,334)	(11.8)
Other	(7,007)	899	***

Total	(39,049)	(35,435)	10.2

Income before income taxes	537,332	492,707	9.1
Provision for income taxes	182,900	168,400	8.6

Net income	$354,432	$324,307	9.3

Net income per share-basic	$1.31	$1.21	8.3

Net income per share-diluted	$1.30	$1.20	8.3

Dividends per share	$0.25	$0.24	4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six weeks ended		% Inc
	June 27, 2004	June 29, 2003	(Dec)
Net Operating Revenues:
Newspaper advertising	$2,408,962	$2,121,428	13.6
Newspaper circulation	618,987	605,611	2.2
Broadcasting	381,978	350,903	8.9
Other	193,060	179,586	7.5

Total	3,602,987	3,257,528	10.6

Operating Expenses:
Cost of sales and operating expenses,
exclusive of depreciation	1,886,000	1,693,594	11.4
Selling, general and administrative
expenses, exclusive of depreciation	571,316	511,488	11.7
Depreciation	118,103	109,307	8.0
Amortization of intangible assets	5,338	4,004	33.3

Total	2,580,757	2,318,393	11.3

Operating income	1,022,230	939,135	8.8

Non-operating income (expense):
Interest expense	(63,833)	(72,443)	(11.9)
Other	(4,157)	5,751	***

Total	(67,990)	(66,692)	1.9

Income before income taxes	954,240	872,443	9.4
Provision for income taxes	325,400	298,300	9.1

Net income	$628,840	$574,143	9.5

Net income per share-basic	$2.32	$2.14	8.4

Net income per share-diluted	$2.29	$2.12	8.0

Dividends per share	$0.50	$0.48	4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six weeks ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net Income	$628,840	$574,143
Adjustments to reconcile net income to
operating cash flows:
Depreciation	118,103	109,307
Amortization of intangibles	5,338	4,004
Deferred income taxes	28,900	23,530
Pension contributions, net of pension expense	(28,179)	59,022
Change in other assets and liabilities, net	(49,647)	(73,226)

Net cash flow from operating activities	703,355	696,780

Cash flows from investing activities:
Purchase of property, plant and equipment	(122,143)	(100,980)
Payments for acquisitions, net of cash acquired	(150,015)	(353,346)
Payments for investments	(36,228)	(15,733)
Proceeds from investments	6,155	6,421
Proceeds from sale of certain assets	15,174	8,401

Net cash used for investing activities	(287,057)	(455,237)

Cash flows from financing activities
Proceeds from (payment of) long-term debt and
debt issuance costs	186,725	(145,527)
Dividends paid	(136,161)	(128,629)
Cost of common shares repurchased	(495,182)	—
Proceeds from issuance of common stock	71,376	72,102

Net cash used for financing activities	(373,242)	(202,054)

Effect of currency rate change	1,942	2,531

Net increase in cash and cash equivalents	44,998	42,020
Balance of cash and cash equivalents at
beginning of year	67,188	90,374

Balance of cash and cash equivalents at end of second quarter	$112,186	$132,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2004

1. Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended June 27, 2004, and the comparative period of 2003, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

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

Second Quarter

(in thousands of dollars, except per share amounts)	2004	2003

Net income as reported	$354,432	$324,307

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,194	16,308

Pro forma net income	$336,238	$307,999

Earnings per share:
Basic — as reported	$1.31	$1.21

Basic — pro forma	$1.24	$1.15

Diluted — as reported	$1.30	$1.20

Diluted — pro forma	$1.23	$1.14

Year-to-date

(in thousands of dollars, except per share amounts)	2004	2003

Net income as reported	$628,840	$574,143

Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	36,636	32,990

Pro forma net income	$592,204	$541,153

Earnings per share:
Basic — as reported	$2.32	$2.14

Basic — pro forma	$2.18	$2.02

Diluted — as reported	$2.29	$2.12

Diluted — pro forma	$2.16	$2.00

3. Acquisitions and dispositions

     On May 6, 2004, the company jointly acquired CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

     On April 2, 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers quality programming and full motion video advertising to more than 1.4 million viewers each day on wireless digital video screens in the elevators of premier office towers across North America.

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

     On February 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek is published as a separate title of Nursing Spectrum, a wholly-owned subsidiary of the company. Altogether, Nursing Spectrum operations now include 12 regional magazines with a combined distribution to more than 1 million registered nurses.

     During the first six months of 2004, the company also purchased several small non-daily publications in the U.S. and the U.K.

     The acquisitions of Captivate, NurseWeek, the two daily newspapers in Tennessee and several non-daily publications had an aggregate purchase price of approximately $150.0 million and were recorded under the purchase method of accounting. The company is in the process of obtaining valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary.

     The company has a pending agreement to sell its NBC affiliate in Kingman, Arizona, KMOH-TV.

4. Goodwill and other intangible assets

     The company performed an impairment test of its goodwill and determined that no impairment of goodwill existed at Dec. 28, 2003. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

     The following table displays the intangible assets that are subject to amortization and the goodwill and intangible assets that are not subject to amortization as of June 27, 2004, and Dec. 28, 2003:

Goodwill and other intangible assets are as follows:

	June 27, 2004		Dec. 28, 2003
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill and indefinite-lived intangible assets	$9,815,847	$—	$9,601,767	$—

Amortizable intangible assets	$162,471	$24,752	$128,000	$19,264

     Goodwill and indefinite-lived intangible assets increased primarily due to the Captivate and NurseWeek transactions as described in Note 3 and to a higher foreign exchange rate.

     Amortization expense was $3.0 million in the quarter ended June 27, 2004 and $5.3 million year-to-date. Amortizable intangible assets are primarily subscriber and advertiser relationships with amortization periods up to 25 years and are amortized on a straight-line basis. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $10.7 million.

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Total
Goodwill and indefinite-lived intangible assets
Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767
Acquisitions and adjustments	113,284	27,166	140,450
Dispositions	(6,418)	—	(6,418)
Foreign currency exchange rate changes	80,048	—	80,048

Balance at June 27, 2004	$8,262,403	$1,553,444	$9,815,847

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Total
Amortizable intangible assets, net
Balance at Dec. 28, 2003	$108,736	$—	$108,736
Acquisitions and adjustments	27,971	6,350	34,321
Dispositions		—	—
Amortization	(5,338)	—	(5,338)

Balance at June 27, 2004	$131,369	$6,350	$137,719

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

     At June 27, 2004, the company had a total of $4.025 billion of credit available under three revolving credit agreements. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

     Approximate annual maturities of long-term debt, assuming that the company used the $4.025 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	June 27, 2004

2005	$—
2006	15,102
2007	1,577,341
2008	83,304
2009	1,847,225
Later years	498,263

Total	$4,021,235

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.11 billion at June 27, 2004.

     The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $88 million at June 27, 2004.

6. Retirement plans

     The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the second quarter and first six months of 2004 and 2003 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2004	2003	2004	2003

Service cost-benefits earned during the period	$23,250	$19,532	$46,580	$38,320
Interest cost on benefit obligation	42,270	38,983	84,660	77,966
Expected return on plan assets	(53,160)	(42,525)	(106,470)	(85,050)
Amortization of transition asset	—	(17)	—	(34)
Amortization of prior service credit	(5,320)	(5,085)	(10,670)	(10,170)
Amortization of actuarial loss	14,530	18,007	29,100	36,014

Pension expense for company-sponsored retirement plans	$21,570	$28,895	$43,200	$57,046

Union and other pension cost	2,100	1,847	4,200	3,694

Pension cost	$23,670	$30,742	$47,400	$60,740

The company made a voluntary tax-deductible contribution of $50 million to the Gannett Retirement Plan in February 2004. Early in the second quarter of 2004, the company also made a voluntary tax-deductible contribution of $26 million to its U.K. retirement plan.

7. Postretirement benefits other than pension

     The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the second quarter and first six months of 2004 and 2003 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2004	2003	2004	2003

Service cost-benefits earned during the period	$488	$783	$976	$1,566
Interest cost on benefit obligation	4,138	4,939	8,276	9,878
Amortization of prior service credit	(3,100)	(2,960)	(6,200)	(5,920)
Amortization of actuarial loss	787	397	1,574	794

Net periodic postretirement cost	$2,313	$3,159	$4,626	$6,318

8. Comprehensive income

     Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Comprehensive income totaled $369.4 million for the second quarter of 2004 and $454.0 million for the second quarter of 2003. Net income totaled $354.4 million and other comprehensive income, which was entirely related to foreign currency translation, totaled $15.0 million in the second quarter of 2004. Net income totaled $324.3 million and other comprehensive income, consisting primarily of foreign currency translation, totaled $129.7 million in the second quarter of 2003.

     Comprehensive income totaled $716.4 million for the first half of 2004 and $654.1 million for the first half of 2003. Net income totaled $628.8 million and other comprehensive income, which was entirely related to foreign currency translation, totaled $87.6 million in the first half of 2004. Net income totaled $574.1 million and other comprehensive income, consisting primarily of foreign currency translation, totaled $80.0 million in the first half of 2003.

9. Outstanding shares

     The weighted average number of common shares outstanding (basic) in the second quarter totaled 270,227,000 compared to 268,847,000 for the second quarter of 2003. The weighted average number of diluted shares outstanding in the second quarter totaled 273,541,000 compared to 271,281,000 for the second quarter of 2003.

     The weighted average number of common shares outstanding (basic) in the first half of 2004 totaled 271,274,000 compared to 268,513,000 for the first half of 2003. The weighted average number of diluted shares outstanding in the first half of 2004 totaled 274,432,000 compared to 270,582,000 for the first half of 2003.

10. Business segment information

(unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc
	June 27, 2004	June 29, 2003	(Dec)

Net Operating Revenues:
Newspaper publishing	$1,660,783	$1,512,556	9.8
Television	212,520	192,727	10.3

Total	$1,873,303	$1,705,283	9.9

Operating Income (net of depreciation
and amortization):
Newspaper publishing	$487,018	$448,476	8.6
Television	106,291	95,587	11.2
Corporate	(16,928)	(15,921)	(6.3)

Total	$576,381	$528,142	9.1

Depreciation and Amortization:
Newspaper publishing	$50,595	$46,782	8.2
Television	7,550	6,642	13.7
Corporate	3,939	3,828	2.9

Total	$62,084	$57,252	8.4

Operating Cash Flow (1):
Newspaper publishing	$537,613	$495,258	8.6
Television	113,841	102,229	11.4
Corporate	(12,989)	(12,093)	(7.4)

Total	$638,465	$585,394	9.1

	Twenty-six weeks ended		% Inc
	June 27, 2004	June 29, 2003	(Dec)

Net Operating Revenues:
Newspaper publishing	$3,221,009	$2,906,625	10.8
Broadcasting	381,978	350,903	8.9

Total	$3,602,987	$3,257,528	10.6

Operating Income (net of depreciation and amortization):
Newspaper publishing	$879,283	$810,961	8.4
Broadcasting	176,449	159,542	10.6
Corporate	(33,502)	(31,368)	(6.8)

Total	$1,022,230	$939,135	8.8

Depreciation and Amortization:
Newspaper publishing	$101,133	$92,364	9.5
Broadcasting	14,431	13,213	9.2
Corporate	7,877	7,734	1.8

Total	$123,441	$113,311	8.9

Operating Cash Flow (1):
Newspaper publishing	$980,416	$903,325	8.5
Broadcasting	190,880	172,755	10.5
Corporate	(25,625)	(23,634)	(8.4)

Total	$1,145,671	$1,052,446	8.9

Broadcasting includes results from the company’s 22 television stations and Captivate Network, Inc. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers.

(1) Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.

     A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended June 27, 2004

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Consolidated Total

Operating cash flow	$537,613	$113,841	$(12,989)	$638,465
Less:
Depreciation	(47,640)	(7,550)	(3,939)	(59,129)
Amortization	(2,955)			(2,955)

Operating income	$487,018	$106,291	$(16,928)	$576,381

Thirteen weeks ended June 29, 2003

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Consolidated Total

Operating cash flow	$495,258	$102,229	$(12,093)	$585,394
Less:
Depreciation	(44,608)	(6,642)	(3,828)	(55,078)
Amortization	(2,174)	—	—	(2,174)

Operating income	$448,476	$95,587	$(15,921)	$528,142

Twenty-six weeks ended June 27, 2004

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Consolidated Total

Operating cash flow	$980,416	$190,880	$(25,625)	$1,145,671
Less:
Depreciation	(95,795)	(14,431)	(7,877)	(118,103)
Amortization	(5,338)			(5,338)

Operating income	$879,283	$176,449	$(33,502)	$1,022,230

Twenty-six weeks ended June 29, 2003

	Newspaper
(in thousands of dollars)	Publishing	Broadcasting	Corporate	Consolidated Total

Operating cash flow	$903,325	$172,755	$(23,634)	$1,052,446
Less:
Depreciation	(88,360)	(13,213)	(7,734)	(109,307)
Amortization	(4,004)	—	—	(4,004)

Operating income	$810,961	$159,542	$(31,368)	$939,135

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

     In response to these questions, the FASB issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements related to the New Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) and FASB Staff Position 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). While FSP 106-1 confirms that companies are required to account for changes in relevant laws, accounting for the federal subsidy was not explicitly addressed. FSP 106-2, provides guidance on accounting for the effects of the subsidy by employers whose prescription drug benefit plans are actuarially equivalent to the drug benefit in the Act. The company will adopt the provisions of FSP 106-2 in the third quarter of 2004 and the impact of adoption will not have a material impact on the company’s financial results or position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first half of 2004 would have decreased approximately 1.5%. In July 2004, the Company entered into derivative transactions (combination options) to mitigate risk associated with significant currency fluctuations as they pertain to earnings from operations in the UK. The period covered by these transactions runs through the remainder of 2004. These instruments are not designated as accounting hedges. Gains and losses experienced throughout the remainder of the year will be included as a component of other non-operating income (expense) in the consolidated statement of income.

     Because the company has $2.1 billion in commercial paper obligations at June 27, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $10.6 million, respectively.

     The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.11 billion at June 27, 2004.

Item 4. Controls and Procedures

     Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of June 27, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
3/29/04 – 5/2/04	440,723		$87.42	436,700		$165,934,018
5/3/04 –5/30/04	2,654,300		$86.60	2,654,300		$436,058,800
5/31/04 – 6/27/04	1,615,000	*	$87.10	1,615,000	*	$295,390,961
Total 2nd Quarter 2004	4,710,023		$86.85	4,706,000		$295,390,961

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $500 million program announced on February 23, 2000 and then from the $500 million program announced on May 12, 2004. Subsequent to the end of the quarter, on July 13, 2004, an additional $1 billion was authorized for the repurchase program. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. In April 2004, an employee paid for the exercise of options by an attestation of personally held shares of the Company.

* In addition to the above, at the end of June 2004, 642,000 shares were repurchased as part of the publicly announced repurchase program, at an average price of $85.64, but were settled subsequent to the end of the quarter. The effect of these repurchases would decrease the maximum dollar value available under the program to $240,041,252 prior to the additional $1 billion authorization in July 2004.

Item 4. Submission of Matters to a Vote of Securityholders

(a)	The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 4, 2004.

(b)	The following directors were elected at the meeting:

James A. Johnson Douglas H. McCorkindale Stephen P. Munn

The following directors’ terms of office continued after the meeting:

Louis D. Boccardi Donna E. Shalala Karen Hastie Williams	Meredith A. Brokaw Solomon D. Trujillo

(c) (i) Three directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

	For	Withhold Authority

James A. Johnson	226,225,482	7,915,886
Douglas H. McCorkindale	224,824,964	9,316,404
Stephen P. Munn	225,844,039	8,297,329

(ii) The proposal to elect PricewaterhouseCoopers LLP as the company’s independent auditor was approved. Tabulation of the votes for the proposal is as follows:

	For	Withhold Authority	Abstain	Broker Non-vote

Election of independent auditors	229,094,218	2,684,140	2,363,010	-0-

(iii) The proposal to amend the 2001 Omnibus Incentive Compensation Plan was approved. Tabulation of the votes for the proposal is as follows:

	For	Withhold Authority	Abstain	Broker Non-vote

Amendment of Omnibus Incentive Plan	172,653,801	27,788,322	3,041,269	30,657,976

(iv) The shareholder proposal concerning Executive Compensation was not approved. Tabulation of the votes for the proposal is as follows:

	For	Withhold Authority	Abstain	Broker Non-vote

Shareholder proposal	16,429,827	182,856,638	4,196,927	30,657,976

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         See Exhibit Index for list of exhibits filed with this report.

     (b) Form 8-K

         Current Report on Form 8-K submitted April 12, 2004, in connection with disclosure of results of operations and financial condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

Date: August 4, 2004

/s/George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through April 7, 2004.)*	Attached.

10-2	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004. *	Attached.

11	Statement Regarding Computation of Earnings Per Share	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

     The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

* Asterisks identify management contracts and compensatory plans or arrangements.