Form 10-Q
period 2004-09-26
GANNETT CO INC /DE/
filed 2004-11-03
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

The total number of shares of the registrant’s Common Stock, $1 par value, as of October 28, 2004, was 255,250,585.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.18 for the third quarter of 2004 and $3.47 for the year-to-date compared with $1.03 for the third quarter of 2003 and $3.15 for the year-to-date 2003.

Net income rose 11% to $310.2 million for the quarter and 10% to $939.0 million for the year-to-date. Operating income increased 11% to $512.2 million for the quarter and 9% to $1.53 billion for the year-to-date.

Operating revenues were $1.82 billion for the quarter, an 11% increase over the same period last year. For the first nine months, operating revenues rose $530.1 million to $5.42 billion, an 11% increase over the same period last year.

Newspaper Results

Reported newspaper publishing revenues increased $150.7 million or 10% for the third quarter of 2004, as compared to the third quarter of 2003, and rose $465.1 million or 11% for the year-to-date. The increases reflect the impact of recently acquired businesses, revenue improvement at most of the company’s newspaper properties and a higher Sterling exchange rate for UK operations.

Recent significant acquisitions affecting year-to-date newspaper comparisons include NurseWeek, acquired in February 2004, Clipper Magazine (“Clipper”), acquired in October 2003, and the Scottish Media Group plc (“SMG”) publishing business, purchased in April 2003.

Newspaper publishing revenues are derived principally from advertising and circulation sales, which accounted for 75% and 19%, respectively, of total newspaper revenues for the third quarter and for the year-to-date of 2004. Ad revenues include amounts derived from advertising placed with newspaper Internet products. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the third quarter and first nine months of 2004 and 2003.

Newspaper publishing revenues, in thousands of dollars

Third Quarter	2004	2003	% Change
Newspaper advertising	$1,204,058	$1,067,039	13
Newspaper circulation	304,610	300,277	1
Commercial printing and other	101,046	91,665	10

Total	$1,609,714	$1,458,981	10

Year-to-date	2004	2003	% Change
Newspaper advertising	$3,613,020	$3,188,467	13
Newspaper circulation	923,597	905,888	2
Commercial printing and other	294,106	271,251	8

Total	$4,830,723	$4,365,606	11

The table below presents the components of reported newspaper advertising revenues for the third quarter and first nine months of 2004 and 2003. Certain online advertising revenues in 2003 have been reclassified to conform with the 2004 presentation. The reclassification had no effect on total advertising revenues.

Advertising revenues, in thousands of dollars

Third Quarter	2004	2003	% Change
Local	$493,071	$428,924	15
National	181,348	165,833	9
Classified	529,639	472,282	12

Total ad revenue	$1,204,058	$1,067,039	13

Year-to-date	2004	2003	% Change
Local	$1,485,256	$1,305,116	14
National	569,755	512,309	11
Classified	1,558,009	1,371,042	14

Total ad revenue	$3,613,020	$3,188,467	13

The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the third quarter of 2004 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

Advertising revenues, in thousands of dollars (pro forma)

Third Quarter	2004	2003	% Change
Local	$493,684	$459,092	8
National	181,348	166,773	9
Classified	529,715	473,301	12

Total ad revenue	$1,204,747	$1,099,166	10

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter	2004	2003	% Change
Local	9,127	9,106	0
National	924	942	(2)
Classified	15,747	15,534	1

Total Run-of-Press linage	25,798	25,582	1

Preprint distribution	2,733	2,590	6

Advertising revenues, in thousands of dollars (pro forma)

Year-to-date	2004	2003	% Change
Local	$1,492,734	$1,404,536	6
National	569,629	518,311	10
Classified	1,558,812	1,388,190	12

Total ad revenue	$3,621,175	$3,311,037	9

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)
Year-to-date	2004	2003	% Change
Local	27,325	27,260	0
National	3,064	2,933	4
Classified	45,357	44,273	2

Total Run-of-Press linage	75,746	74,466	2

Preprint distribution	8,199	7,928	3

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Third Quarter	2004	2003
Pro forma ad revenues	$1,204,747	$1,099,166
Add: Effect of dispositions	—	2,412
Less: Effect of acquisitions	(689)	(34,539)

As reported ad revenues	$1,204,058	$1,067,039

Year-to-date	2004	2003
Pro forma ad revenues	$3,621,175	$3,311,037
Add: Effect of dispositions	1,122	7,193
Less: Effect of acquisitions	(9,277)	(129,763)

As reported ad revenues	$3,613,020	$3,188,467

For the third quarter of 2004, reported and pro forma local advertising revenues rose 15% and 8%, respectively, with pro forma linage up less than 1%. For the year-to-date, reported and pro forma local advertising revenue rose 14% and 6%, respectively, with pro forma linage flat with last year. In the U.S., advances in the furniture, health, financial and home improvement categories were partially offset by declines in the department stores, entertainment, grocery and telecommunications categories. The performance of the company’s small and medium-sized advertisers in its domestic newspapers outpaced the revenue performance of its largest advertisers.

Reported and pro forma national advertising revenues advanced 9% for the third quarter on a 2% pro forma volume decrease. For the quarter, USA TODAY advertising revenues and linage increased 10% and 3%, respectively. Year-to-date, reported and pro forma national advertising revenues advanced 11% and 10%, respectively, on a 4% pro forma volume increase. USA TODAY advertising revenues increased 12% for the year-to-date. USA TODAY’s results for the quarter and year-to-date reflect solid increases in the entertainment, automotive and technology categories and also strong demand for color advertising throughout the year.

For the third quarter, reported and pro forma classified ad revenues rose 12% on a pro forma linage increase of 1% primarily due to strong employment and real estate advertising. On a pro forma basis, help wanted and real estate ad revenues increased 20% and 14%, respectively, for the third quarter. Pro forma automotive ad revenues were down 2% during the quarter. For the year-to-date, reported and pro forma classified ad revenues rose 14% and

12%, respectively, with pro forma linage up 2% and improvement in all classified categories. Pro forma classified revenue improvements were driven by strength in the employment and real estate categories, which were up 20% and 12%, respectively, for the year-to-date. Online revenue growth continued to be very strong during the third quarter and the first nine months of 2004, advancing 57% and 55%, respectively.

Circulation revenues, as reported, rose 1% for the third quarter and 2% for the year-to-date. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2% in the third quarter and the year-to-date. Sunday net paid circulation was down 2% from the comparable quarter of last year and for the year-to-date. USA TODAY reported an average daily paid circulation of 2,311,954 in the ABC Publisher’s Statement for the 26 weeks ended September 26, 2004, a 3% increase over the comparable period a year earlier.

Reported newspaper operating expenses rose $126.5 million or 12% for the quarter and $372.6 million or 12% for the first nine months, reflecting increased newsprint and sales expenses, higher insurance and benefit costs, a higher Sterling exchange rate for Newsquest operations and the impact of recent acquisitions. Expenses associated with non-daily publications also increased as a result of the overall growth in these products. In the third quarter of 2003, newspaper operating expenses were tempered due to changes in certain retiree benefits at U.S. locations. In the third quarter of 2004, the company incurred significant expenses related to USA TODAY’s single-copy price increase described below and also hurricane-related costs that impacted several of the company’s newspapers in the Southeast.

Newsprint expense for the third quarter of 2004 rose 15%, reflecting a 12.4% increase in prices and a 2.4% increase in consumption. For the first nine months of 2004, newsprint expense rose 14%, reflecting an 11.4% increase in prices and a 2.2 % increase in consumption. The increase in newsprint consumption during the quarter and first nine months of 2004 was primarily due to increased circulation at USA TODAY and increased advertising demand in the UK.

Effective September 7, 2004, USA TODAY increased its single-copy price from $0.50 to $0.75. The price increase impacts a little less than 900,000 copies. Expenses associated with the price increase are expected to exceed revenue gains for 2004. The price increase is expected to positively contribute to earnings in 2005. The company will not realize the full $0.25 increase as some portion of this is shared with the distributors.

Newspaper operating income for the quarter rose $24.2 million or 6% and $92.5 million or 8% for the first nine months, reflecting strong revenue growth partially offset by increased newsprint, sales, insurance and benefit costs. Newsquest’s financial results were translated from Sterling to U.S. dollars using an average rate of 1.82 in the third quarter and first nine months of 2004 versus an average rate of 1.61 for the same periods last year.

Broadcasting Results

Broadcasting includes results from the company’s television stations and Captivate Network, Inc., which was acquired in April 2004. Broadcasting revenues advanced $33.9 million or 20% for the third quarter and $64.9 million or 12% for the year-to-date. The Summer Olympic Games and political ad spending contributed significantly to broadcasting results for the quarter. For the third quarter of 2004, national revenues increased 29% and local revenues rose 11%, while national and local revenues advanced 17% and 8%, respectively, for the year-to-date. Excluding Captivate, television revenues increased 17% for the quarter and 11% for the year-to-date.

Broadcasting operating expenses increased 7% for the quarter and the first nine months of 2004. Excluding Captivate, television operating expenses increased 2% for the third quarter and 4% for the first nine months of 2004 due to higher advertising sales costs and higher medical costs.

Operating income from broadcasting operations was up $26.4 million or 36% in the third quarter and $43.3 million or 19% for the year-to-date.

For the fourth quarter of 2004, broadcasting revenues and earnings are expected to continue to improve over 2003 results primarily because of political-related ad spending ahead of the November elections.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $49.8 million or 10% to $572.8 million for the third quarter of 2004 and $143.0 million or 9% to $1.72 billion for the first nine months, reflecting improved newspaper and broadcasting segment results. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 10 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense rose $1.9 million or 6% for the quarter, reflecting higher debt levels from share repurchases and higher short-term interest rates. For the year-to-date, interest expense declined $6.7 million or 6%, reflecting overall lower debt levels than in the first nine months of 2003. The daily average outstanding balance of commercial paper was $2.41 billion during the third quarter of 2004 and $2.36 billion during the third quarter of 2003. The daily average outstanding balance of commercial paper was $2.08 billion and $2.51 billion during the first nine months of 2004 and 2003, respectively. The weighted average interest rate on commercial paper was 1.41% and 1.06% for the third quarter of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, the weighted average interest rate on commercial paper was 1.18% and 1.21%, respectively.

Because the company has $2.7 billion in commercial paper obligations at September 26, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.5 million, respectively.

In both periods presented, non-operating income and expense include charges associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. Non-operating income in the first nine months of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga. In the first nine months of 2003, non-operating income also includes a non-monetary gain on the company’s sale of 33.8% of its interest in the El Paso Times.

The company’s effective income tax rate was 34.0% for the third quarter and 34.1% for the nine months of 2004 compared to 34.2% for the same periods last year.

Net Income

Net income for the third quarter advanced $31.2 million or 11% and earnings per diluted share increased to $1.18 from $1.03, a 15% increase. For the first nine months, net income rose $85.9 million or 10% and earnings per diluted share increased to $3.47 from $3.15, a 10% increase. Primarily as a result of the company’s share repurchase activities, the weighted average number of diluted shares outstanding for the third quarter of 2004 totaled 263,804,000, compared to 272,174,000 for the third quarter of 2003. For the first nine months of 2004 and 2003, the weighted average number of diluted shares outstanding totaled 270,862,000 and 271,114,000, respectively. Approximately 10.1 million shares were repurchased during the third quarter of 2004 and a total of 16.5 million shares were repurchased during the first nine months of 2004. See Part II, Item 2 for information on share repurchases.

Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $1.17 billion for the first nine months of 2004, reflecting solid newspaper and broadcasting results partially offset by a $50 million contribution to the Gannett Retirement Plan in the first quarter and a contribution of approximately $26 million to the UK retirement plan in the second quarter. Cash flow from operating activities was $1.09 billion for the first nine months of 2003.

Cash used by the company for investing activities totaled $372.1 million for the first nine months of 2004 primarily reflecting $195.1 million of capital spending and $164.5 million for the acquisitions of Captivate, NurseWeek, a one-third equity interest in CrossMedia Services, Inc. and several smaller businesses.

Cash used by the company for financing activities totaled $743.4 million for the nine months of 2004, reflecting the repurchase of approximately 16.5 million shares of the company’s stock for $1.4 billion (see further discussion below) and the payment of dividends totaling $203.3 million partially offset by the net proceeds from commercial paper borrowings, net of debt issuance costs, totaling $747.4 million and the exercise of stock options totaling $88.3 million. The company’s regular quarterly dividend of $0.27 per share, which was declared in the third quarter of 2004, totaled $69.8 million and was paid on October 1, 2004.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of the company’s common stock. On May 12, 2004 and July 13, 2004, the company announced that its authority to repurchase shares was increased by $500 million and $1.0 billion, respectively. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. During the first nine months of 2004, the company purchased approximately 16.5 million shares of its common stock for $1.4 billion. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

Working capital decreased $14.6 million from the end of 2003 reflecting higher taxes payable primarily due to the timing of estimated U.S. Federal and State tax payments partially offset by higher cash and cash equivalents.

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

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $402.7 million at the end of the third quarter versus $352.3 million at the end of 2003. The increase reflects a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at September 26, 2004 were translated from Sterling to U.S. dollars at an exchange rate of 1.80 versus 1.78 at the end of 2003. For the third quarter and the first nine months of 2004, Newsquest’s financial results were translated at an average rate of 1.82 versus 1.61 for the same periods last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.5% for both the third quarter and first nine months of 2004.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $81.0 million at September 26, 2004.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Sept. 26, 2004	Dec. 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$120,366	$67,188
Trade receivables, less allowance (2004 - $44,780; 2003 - $41,530)	918,421	907,619
Inventories	134,053	115,924
Prepaid expenses and other receivables	162,865	132,530

Total current assets	1,335,705	1,223,261

Property, plant and equipment
Cost	4,852,570	4,687,898
Less accumulated depreciation	(2,149,493)	(2,005,630)

Net property, plant and equipment	2,703,077	2,682,268

Intangible and other assets
Goodwill and indefinite-lived intangible assets	9,786,995	9,601,767
Other intangible assets, less accumulated amortization	142,897	108,736
Investments and other assets	1,152,248	1,090,207

Total intangible and other assets	11,082,140	10,800,710

Total assets	$15,120,922	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Sept. 26, 2004	Dec. 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$331,781	$352,822
Compensation, interest and other accruals	345,699	277,594
Dividends payable	70,252	68,143
Income taxes	169,164	101,663
Deferred income	171,996	161,615

Total current liabilities	1,088,892	961,837

Deferred income taxes	784,151	743,975
Long-term debt	4,581,902	3,834,511
Postretirement medical and life insurance liabilities	326,639	337,989
Other long-term liabilities	365,098	312,507

Total liabilities	7,146,682	6,190,819

Minority interests in consolidated subsidiaries	90,954	92,439

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	529,926	471,581
Retained earnings	10,178,407	9,444,791
Accumulated other comprehensive income	369,617	319,305

	11,402,371	10,560,098

Less treasury stock, 66,988,083 shares and 52,003,686 shares, respectively, at cost	(3,519,085)	(2,137,117)

Total shareholders’ equity	7,883,286	8,422,981

Total liabilities and shareholders’ equity	$15,120,922	$14,706,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	Sept. 26, 2004	Sept. 28, 2003	(Dec)
Net Operating Revenues:
Newspaper advertising	$1,204,058	$1,067,039	12.8
Newspaper circulation	304,610	300,277	1.4
Broadcasting	206,170	172,302	19.7
Other	101,046	91,665	10.2

Total	1,815,884	1,631,283	11.3

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	952,349	849,088	12.2
Selling, general and administrative expenses, exclusive of depreciation	290,707	259,147	12.2
Depreciation	57,680	58,452	(1.3)
Amortization of intangible assets	2,972	2,134	39.3

Total	1,303,708	1,168,821	11.5

Operating income	512,176	462,462	10.7

Non-operating income (expense):
Interest expense	(35,771)	(33,857)	5.7
Other	(6,496)	(4,573)	42.1

Total	(42,267)	(38,430)	10.0

Income before income taxes	469,909	424,032	10.8
Provision for income taxes	159,700	145,000	10.1

Net income	$310,209	$279,032	11.2

Net income per share-basic	$1.19	$1.03	15.5

Net income per share-diluted	$1.18	$1.03	14.6

Dividends per share	$0.27	$0.25	8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 26, 2004	Sept. 28, 2003
Net Operating Revenues:
Newspaper advertising	$3,613,020	$3,188,467	13.3
Newspaper circulation	923,597	905,888	2.0
Broadcasting	588,148	523,205	12.4
Other	294,106	271,251	8.4

Total	5,418,871	4,888,811	10.8

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,838,349	2,542,682	11.6
Selling, general and administrative expenses, exclusive of depreciation	862,023	770,635	11.9
Depreciation	175,783	167,759	4.8
Amortization of intangible assets	8,310	6,138	35.4

Total	3,884,465	3,487,214	11.4

Operating income	1,534,406	1,401,597	9.5

Non-operating income (expense):
Interest expense	(99,604)	(106,300)	(6.3)
Other	(10,653)	1,178	***

Total	(110,257)	(105,122)	4.9

Income before income taxes	1,424,149	1,296,475	9.8
Provision for income taxes	485,100	443,300	9.4

Net income	$939,049	$853,175	10.1

Net income per share-basic	$3.51	$3.17	10.7

Net income per share-diluted	$3.47	$3.15	10.2

Dividends per share	$0.77	$0.73	5.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine weeks ended
	Sept. 26, 2004	Sept. 28, 2003
Cash flows from operating activities:
Net Income	$939,049	$853,175
Adjustments to reconcile net income to operating cash flows:
Depreciation	175,783	167,759
Amortization of intangibles	8,310	6,138
Deferred income taxes	31,900	40,430
Pension contributions, net of pension expense	(8,906)	87,531
Change in other assets and liabilities, net	21,100	(66,165)

Net cash flow from operating activities	1,167,236	1,088,868

Cash flows from investing activities:
Purchase of property, plant and equipment	(195,081)	(171,176)
Payments for acquisitions, net of cash acquired	(164,515)	(364,346)
Payments for investments	(42,314)	(23,708)
Proceeds from investments	9,040	9,500
Proceeds from sale of certain assets	20,774	10,251

Net cash used for investing activities	(372,096)	(539,479)

Cash flows from financing activities
Payment of (proceeds from) long-term debt and debt issuance costs	747,391	(395,173)
Dividends paid	(203,325)	(193,254)
Cost of common shares repurchased	(1,375,731)	—
Proceeds from issuance of common stock	88,314	106,639

Net cash used for financing activities	(743,351)	(481,788)

Effect of currency rate change	1,389	3,988

Net increase in cash and cash equivalents	53,178	71,589
Balance of cash and cash equivalents at beginning of year	67,188	90,374

Balance of cash and cash equivalents at end of third quarter	$120,366	$161,963

Certain prior year amounts have been reclassified to conform with current year presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2004

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended September 26, 2004, and the comparative period of 2003, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

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

Third Quarter

(in thousands of dollars, except per share amounts)	2004	2003
Net income as reported	$310,209	$279,032

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	17,308	15,104

Pro forma net income	$292,901	$263,928

Earnings per share:
Basic - as reported	$1.19	$1.03

Basic - pro forma	$1.12	$0.98

Diluted - as reported	$1.18	$1.03

Diluted - pro forma	$1.11	$0.97

Year-to-date

(in thousands of dollars, except per share amounts)	2004	2003
Net income as reported	$939,049	$853,175

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	53,973	48,094

Pro forma net income	$885,076	$805,081

Earnings per share:
Basic - as reported	$3.51	$3.17

Basic - pro forma	$3.30	$2.99

Diluted - as reported	$3.47	$3.15

Diluted - pro forma	$3.27	$2.97

3. Acquisitions and dispositions

On May 6, 2004, the company acquired a one-third interest in CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

On April 2, 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in the elevators of premier office towers across North America.

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

On February 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek is published as a separate title of Nursing Spectrum, a wholly-owned subsidiary of the company. Altogether, Nursing Spectrum operations now include 10 regional magazines with a combined distribution to more than 1 million registered nurses.

During the first nine months of 2004, the company also purchased several small non-daily publications in the U.S. and the UK.

The acquisitions of Captivate, NurseWeek, the two daily newspapers in Tennessee and several non-daily publications had an aggregate purchase price of approximately $164.5 million and were recorded under the purchase method of accounting. The company is in the process of obtaining valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary.

On August 31, 2004, the company completed the sale of its NBC affiliate in Kingman, Arizona, KMOH-TV.

4. Goodwill and other intangible assets

The company performed an impairment test of its goodwill and determined that no impairment of goodwill existed at Dec. 28, 2003. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays the intangible assets that are subject to amortization and the goodwill and intangible assets that are not subject to amortization as of Sept. 26, 2004, and Dec. 28, 2003:

Goodwill and other intangible assets are as follows:

	Sept. 26, 2004		Dec. 28, 2003
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill and indefinite-lived intangible assets	$9,786,995	$—	$9,601,767	$—

Amortizable intangible assets	$170,471	$27,574	$128,000	$19,264

Goodwill and indefinite-lived intangible assets increased primarily due to the Captivate, NurseWeek and Tennessee transactions as described in Note 3 and to a higher foreign exchange rate.

Amortization expense was $3.0 million in the quarter ended Sept. 26, 2004 and $8.3 million year-to-date. Amortizable intangible assets are primarily subscriber and advertiser relationships, which are amortized on a straight-line basis over periods up to 25 years. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $11.3 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill and indefinite-lived intangible assets
Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767
Acquisitions and adjustments	117,444	26,561	144,005
Dispositions	(6,537)	—	(6,537)
Foreign currency exchange rate changes	47,132	628	47,760

Balance at Sept. 26, 2004	$8,233,528	$1,553,467	$9,786,995

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortizable intangible assets, net
Balance at Dec. 28, 2003	$108,736	$—	$108,736
Acquisitions and adjustments	35,971	6,500	42,471
Dispositions	—	—	—
Amortization	(7,997)	(313)	(8,310)

Balance at Sept. 26, 2004	$136,710	$6,187	$142,897

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

At September 26, 2004, the company had a total of $4.025 billion of credit available under three revolving credit agreements. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

Approximate annual maturities of long-term debt, assuming that the company used the $4.025 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes and the tranche of unsecured global notes due in 2005 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	Sept. 26, 2004
2005	$—
2006	97,836
2007	2,062,317
2008	76,205
2009	1,847,225
Later years	498,319

Total	$4,581,902

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at September 26, 2004.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $81 million at September 26, 2004.

6. Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the third quarter and first nine months of 2004 and 2003 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2004	2003	2004	2003
Service cost-benefits earned during the period	$21,647	$19,532	$68,227	$57,852
Interest cost on benefit obligation	40,288	38,983	124,948	116,949
Expected return on plan assets	(52,676)	(42,525)	(159,146)	(127,575)
Amortization of transition asset	(5)	(17)	(5)	(51)
Amortization of prior service credit	(5,354)	(5,085)	(16,024)	(15,255)
Amortization of actuarial loss	13,272	18,007	42,372	54,021

Pension expense for company-sponsored retirement plans	$17,172	$28,895	$60,372	$85,941

Union and other pension cost	2,100	1,847	6,300	5,541

Pension cost	$19,272	$30,742	$66,672	$91,482

The company made a voluntary tax-deductible contribution of $50 million to the Gannett Retirement Plan in February 2004. Early in the second quarter of 2004, the company also made a voluntary tax-deductible contribution of $26 million to its UK retirement plan.

7. Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the third quarter and first nine months of 2004 and 2003 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2004	2003	2004	2003
Service cost-benefits earned during the period	$452	$917	$1,428	$2,483
Interest cost on benefit obligation	3,382	5,559	11,658	15,437
Amortization of prior service credit	(3,130)	(3,065)	(9,330)	(8,985)
Amortization of actuarial loss	88	334	1,662	1,128

Net periodic postretirement cost	$792	$3,745	$5,418	$10,063

Curtailment gain	$—	$(16,900)	$—	$(16,900)

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which is effective for public companies the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for our Company).

The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company expects to be entitled to the Federal subsidy in all years after 2005.

During the third quarter of 2004, the company adopted the provisions of the Act retroactively to the beginning of fiscal 2004. As a result, the accumulated post retirement benefit obligation (APBO) decreased by $23.5 million. This reduction in the APBO due to the Act is treated as an actuarial gain. The effect of applying FAS 106-2 will reduce the company’s annual postretirement benefit cost by approximately $2.9 million.

During the third quarter of 2003, the company recognized a curtailment gain due to the elimination of postretirement medical and life insurance benefits for employees under 40 years of age on Jan. 1, 2004, and subsequent new hires.

8. Comprehensive income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Comprehensive income totaled $273.0 million for the third quarter of 2004 and $295.5 million for the third quarter of 2003. Net income totaled $310.2 million and other comprehensive losses, which were entirely related to foreign currency translation, totaled $37.2 million in the third quarter of 2004. Net income totaled $279.0 million and other comprehensive income, consisting primarily of foreign currency translation, totaled $16.5 million in the third quarter of 2003.

Comprehensive income totaled $989.3 million for the first nine months of 2004 and $949.6 million for the first nine months of 2003. Net income totaled $939.0 million and other comprehensive income, which was entirely related to foreign currency translation, totaled $50.3 million in the first nine months of 2004. Net income totaled $853.2 million and other comprehensive income, consisting primarily of foreign currency translation, totaled $96.4 million in the first nine months of 2003.

9. Outstanding shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 261,146,000 compared to 269,815,000 for the third quarter of 2003. The weighted average number of diluted shares outstanding in the third quarter totaled 263,804,000 compared to 272,174,000 for the third quarter of 2003.

The weighted average number of common shares outstanding (basic) in the first nine months of 2004 totaled 267,898,000 compared to 268,947,000 for the first nine months of 2003. The weighted average number of diluted shares outstanding in the first nine months of 2004 totaled 270,862,000 compared to 271,114,000 for the first nine months of 2003.

10. Business segment information

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers.

(unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	Sept. 26, 2004	Sept. 28, 2003
Net Operating Revenues:
Newspaper publishing	$1,609,714	$1,458,981	10.3
Broadcasting	206,170	172,302	19.7

Total	$1,815,884	$1,631,283	11.3

Operating Income (net of depreciation and amortization):
Newspaper publishing	$429,539	$405,339	6.0
Broadcasting	99,030	72,622	36.4
Corporate	(16,393)	(15,499)	(5.8)

Total	$512,176	$462,462	10.7

Depreciation and Amortization:
Newspaper publishing	$49,174	$50,055	(1.8)
Broadcasting	7,540	6,644	13.5
Corporate	3,938	3,887	1.3

Total	$60,652	$60,586	0.1

Operating Cash Flow (1):
Newspaper publishing	$478,713	$455,394	5.1
Broadcasting	106,570	79,266	34.4
Corporate	(12,455)	(11,612)	(7.3)

Total	$572,828	$523,048	9.5

(unaudited, in thousands of dollars)	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 26, 2004	Sept. 28, 2003
Net Operating Revenues:
Newspaper publishing	$4,830,723	$4,365,606	10.7
Broadcasting	588,148	523,205	12.4

Total	$5,418,871	$4,888,811	10.8

Operating Income (net of depreciation and amortization):
Newspaper publishing	$1,308,822	$1,216,300	7.6
Broadcasting	275,479	232,164	18.7
Corporate	(49,895)	(46,867)	(6.5)

Total	$1,534,406	$1,401,597	9.5

Depreciation and Amortization:
Newspaper publishing	$150,307	$142,419	5.5
Broadcasting	21,971	19,857	10.6
Corporate	11,815	11,621	1.7

Total	$184,093	$173,897	5.9

Operating Cash Flow (1):
Newspaper publishing	$1,459,129	$1,358,719	7.4
Broadcasting	297,450	252,021	18.0
Corporate	(38,080)	(35,246)	(8.0)

Total	$1,718,499	$1,575,494	9.1

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended Sept. 26, 2004

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$478,713	$106,570	$(12,455)	$572,828
Less:
Depreciation	(46,515)	(7,227)	(3,938)	(57,680)
Amortization	(2,659)	(313)	—	(2,972)

Operating income	$429,539	$99,030	$(16,393)	$512,176

Thirteen weeks ended Sept. 28, 2003

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$455,394	$79,266	$(11,612)	$523,048
Less:
Depreciation	(47,921)	(6,644)	(3,887)	(58,452)
Amortization	(2,134)	—	—	(2,134)

Operating income	$405,339	$72,622	$(15,499)	$462,462

Thirty-nine weeks ended Sept. 26, 2004
(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,459,129	$297,450	$(38,080)	$1,718,499
Less:
Depreciation	(142,310)	(21,658)	(11,815)	(175,783)
Amortization	(7,997)	(313)	—	(8,310)

Operating income	$1,308,822	$275,479	$(49,895)	$1,534,406

Thirty-nine weeks ended Sept. 28, 2003

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,358,719	$252,021	$(35,246)	$1,575,494
Less:
Depreciation	(136,281)	(19,857)	(11,621)	(167,759)
Amortization	(6,138)	—	—	(6,138)

Operating income	$1,216,300	$232,164	$(46,867)	$1,401,597

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first nine months of 2004 would have decreased approximately 1.5%. In July 2004, the Company entered into derivative transactions (combination options) to mitigate risk associated with significant currency fluctuations as they pertain to earnings from operations in the UK. The period covered by these transactions runs through the remainder of 2004. These instruments are not designated as accounting hedges. Gains and losses experienced throughout the remainder of the year will be included as a component of other non-operating income (expense) in the consolidated statement of income.

Because the company has $2.7 billion in commercial paper obligations at September 26, 2004 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.5 million, respectively.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at September 26, 2004.

Item 4. Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of September 26, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
6/28/04 - 8/1/04	4,467,700		$83.27	4,467,700		$923,343,794

8/2/04 - 8/29/04	4,310,800		$82.76	4,310,800		$566,596,176

8/30/04 - 9/26/04	1,777,700	*	$85.37	1,777,700	*	$414,834,894

Total 3rd Quarter 2004	10,556,200		$83.42	10,556,200		$414,834,894

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $500 million program announced on May 12, 2004 and from the $1 billion program announced on July 13, 2004. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of the publicly announced repurchase program.

*	In addition to the above, at the end of September 2004, 180,000 shares were repurchased as part of the publicly announced repurchase program, at an average price of $84.63, but were settled subsequent to the end of the quarter. The effect of these repurchases would decrease the maximum dollar value available under the program to $399,601,427.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Exhibit Index for list of exhibits filed with this report.

(b)	Form 8-K

Current Report on Form 8-K submitted July 13, 2004, in connection with disclosure of results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.

Date: November 3, 2004

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom *	Attached.

10-2	Form of Restricted Stock Unit Award Agreement for Chief Executive Officer *	Attached.

10-3	Form of Director Stock Option Award Agreement. *	Attached.

10-4	Form of Director Restricted Stock Award Agreement. *	Attached.

10-5	Form of Executive Officer Stock Option Award Agreement. *	Attached.

10-6	Form of Executive Officer Restricted Stock Unit Award Agreement. *	Attached.

10-7	Form of Executive Officer Stock Option Award Agreement Under Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom. *	Attached.

11	Statement Regarding Computation of Earnings Per Share	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.