Form 10-K
period 2004-12-26
GANNETT CO INC /DE/
filed 2005-03-01
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6961

GANNETT CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0442930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia	22107-0910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 854-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 25, 2004, was $22,717,076,274. The registrant has no non-voting common equity.

As of February 18, 2005, 252,198,649 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 14, 2005, is incorporated by reference in Part III to the extent described therein.

This page is intentionally left blank.

INDEX TO GANNETT CO., INC.

2004 FORM 10-K

PART I

ITEM 1. BUSINESS

Company Profile

Gannett Co., Inc. is a diversified news and information company that publishes newspapers, operates broadcasting stations, operates Web sites in connection with its newspaper and broadcast operations, and is engaged in marketing, commercial printing, a newswire service, data services and news programming. Gannett is an international company operating primarily in the U.S. and the United Kingdom (U.K.). Approximately 84% of its revenues are from domestic operations in 43 states, the District of Columbia, and Guam. It has foreign operations in the United Kingdom, Canada, and in certain European and Asian markets. Its headquarters are in McLean, Va., near Washington, D.C., and is home to approximately 600 corporate employees.

Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 254 million outstanding shares of common stock are held by approximately 12,400 shareholders of record in all 50 states and several foreign countries. The company has approximately 52,500 employees.

The company has two principal business segments: newspaper publishing and broadcasting (television). Financial information for each of the company’s reportable segments can be found in our financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18, and as presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 30 of this Form 10-K.

Gannett is the largest newspaper group in terms of circulation in the U.S. The company’s 101 U.S. daily newspapers have a combined daily paid circulation of approximately 7.6 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million. In addition, Gannett owns USA WEEKEND, a weekly newspaper magazine, and more than 750 non-daily publications in the United States.

Newsquest plc, a wholly owned Gannett subsidiary acquired in mid-1999 and expanded through further acquisitions since (including the publishing business of Scottish Media Group plc acquired in 2003), is the second largest regional newspaper publisher in the U.K. with a portfolio of more than 300 titles. Its publications include 17 daily newspapers with a combined circulation of approximately 703,000. Newsquest also publishes a variety of non-daily publications, including Berrow’s Worcester Journal, the oldest continuously published English-language newspaper in the world.

Total average daily circulation of the company’s domestic and U.K. daily newspapers was approximately 8.3 million at the end of 2004.

The newspaper segment also includes: Nursing Spectrum, publisher of biweekly periodicals specializing in advertising for nursing employment; Army Times Publishing Co., which publishes military and defense newspapers; Clipper Magazine, a direct mail advertising magazine that publishes more than 375 individual market editions in 26 states; a 19.49% interest in California Newspapers Partnership, a partnership that includes 22 daily California newspapers; a 66.2% interest in Texas-New Mexico Newspapers Partnership, a partnership that includes seven daily newspapers in Texas and New Mexico; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.

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

In addition to publishing, the newspaper segment includes the following: Gannett News Service, which provides news services for its newspaper operations; Gannett Retail Advertising Group, which represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; and Gannett Offset, which is composed of the Gannett Offset print group and Gannett Marketing Services Group. The Gannett Offset print group currently includes five non-heatset printing plants and one heatset printing facility. Gannett Offset’s dedicated commercial printing plants are located in Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; and Springfield, Va. Gannett Marketing Services Group coordinates the sale of direct-marketing services through: Telematch, a database management and data enhancement company; and Gannett Direct Marketing Services, a direct-marketing company with operations in Louisville, Ky. The company also owns USATODAY.com and other Internet services at all of its local newspapers (domestic and U.K.) and television stations; and Gannett Media Technologies International, which develops and markets software and other products for the publishing industry.

The company also owns a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources; a 21.9% ownership in Classified Ventures, an online business focused on the real estate and automotive advertising categories; and as of May 2004, a one-third equity interest in CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers.

The broadcasting segment consists of 21 television stations covering 17.9 percent of the U.S. in markets with more than 19.6 million households and Captivate Network, Inc. acquired in April 2004. Captivate is a national news and entertainment network that delivers programming and full-motion video advertising through video screens located in elevators in office towers across North America.

Newspaper Publishing/United States

At the end of 2004, the company operated 101 U.S. daily newspapers, including USA TODAY, and more than 750 non-daily local publications in 40 states and Guam. The Newspaper Division is headquartered in McLean, Va., and on Dec. 26, 2004, it had approximately 39,600 full- and part-time employees.

USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is available in all 50 states to readers on the day of publication throughout the U.S.

USA TODAY is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country and internationally. It is printed at Gannett plants in 21 U.S. markets and at offset plants, not owned by Gannett, in 15 other U.S. markets. It is sold at newsstands and vending machines generally at 75 cents per copy. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is offered in many markets. Approximately 65% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.

USA TODAY International is printed from satellite transmission under contract in London, Frankfurt, Hong Kong and Belgium, and is distributed in Europe, the Middle East, Africa and Asia. It is available in more than 50 foreign countries.

For domestic editions, USA TODAY is party to a contract with one satellite transmission service which runs through April 2007 and provides for the satellite transmissions of USA TODAY from the McLean, Va., office (or Silver Spring, Md., its back-up facility) to 36 domestic print sites across the U.S.

For international editions, USA TODAY is party to a contract with a second satellite transmission provider which extends indefinitely (but is cancelable by either party with 60 days’ notice) and provides for satellite transmissions to three contract print sites in Europe and one contract print site in Asia.

The company has adequate back-up for these transmission processes.

USATODAY.com, one of the most popular newspaper sites on the Web, had more than 48 million visits per month at the end of 2004.

Gannett News Service (GNS) is headquartered in McLean, Va., and operates bureaus in Washington, D.C., Newark, N.J., and five state capitals (see page 12 for more information). GNS provides national and regional news coverage and sports, features, photo and graphic services to Gannett newspapers. GNS is also syndicated to several non-Gannett newspapers.

The newspaper publishing segment also includes USA WEEKEND, the second-largest weekly magazine in circulation in the nation. As of January 2005, USA WEEKEND is distributed in 604 newspapers throughout the country, with a total circulation of approximately 22.7 million.

Nursing Spectrum is a communications company that promotes the recognition and support of the nursing community by providing timely, relevant and compelling information through its award-winning magazines, annual career guides and Web sites. On Feb. 2, 2004, the company acquired NurseWeek, an industry leader with print publications and an award-winning Web site focused on the nursing industry. Altogether, Nursing Spectrum publishes 12 regional magazines and has a combined circulation of more than one million registered nurses in the top 50 metropolitan markets each month, or almost half of the registered nurses in the U.S.

At the end of 2004, 75 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 26 were published in the evening.

For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for approximately 88% of total daily volume, while evening circulation accounts for 12%.

Individually, Gannett newspapers are the leading news and information source with strong brand recognition in their markets. Their strength lies in the quality of their management, their flexibility, their focus on customer-driven programs, their ability to cross-brand the daily newspaper, online and weekly products, their continuous focus on customer service and quality, and their capacity to invest in new technology. Collectively, Gannett newspapers form a powerful network to distribute and share news and information across the nation.

In 2004, news departments across Gannett continued to emphasize coverage of local news as the key to successful news reporting and circulation growth. Newsrooms expanded the amount of local news and information on their Web sites. In 2003, in an effort to reach more readers, the Gannett Newspaper Division worked with its community newspapers to launch Gannett’s program called “Real Life, Real News: Connecting with Readers’ Lives.” Throughout 2003 and 2004, Gannett’s newspapers implemented aspects of that program for both print and online content. “Real Life, Real News” focuses on making the news more relevant to readers and capturing “Moments of Life” that are important to the lives of readers. For example, Gannett continued to emphasize reaching young readers, especially those in the 25-34 year-old age group. In 2004, free young-reader weekly publications began in Wilmington, Del., Greenville, S.C., Rochester, N.Y., and Nashville, Tenn. The company now has publications designed to attract younger readers in nine markets. Companion Web sites to these publications also extend the content reach.

Another example of the company’s focus on news that is relevant to the lives of its readers was the extensive coverage provided by the company’s three Florida newspapers of the four hurricanes that hit Florida in 2004. This outstanding print coverage prompted millions of page views of the newspapers’ Web sites in Pensacola, Fort Myers and Brevard County.

In addition to quality local news gathering, all of the company’s domestic daily newspapers receive Gannett News Service and subscribe to The Associated Press, and some receive various supplemental news services and syndicated features.

Gannett News Service provides strong coverage of topics of high interest to individual newspapers through its regional report, and it added emphasis on topics relating to “Real Life, Real News.” On the national scene, it provided political coverage of the Republican and Democratic Party conventions and the presidential race and election. It also delivered focused coverage of the Olympics, providing stories on athletes from Gannett communities who were competing.

The company’s efforts in 2004 to grow advertising revenue had several key elements. The company continued to emphasize increasing its revenue from medium-sized and smaller advertisers, and has been successful doing so. Initiatives have focused on sales and rate management and the construction of pre-packaged programs scalable to the company’s largest and smallest markets which are attractive to advertisers of all sizes. Rate management programs focused on selling multiple advertising insertions and establishing rate structures to ensure they match the opportunities in the market. Sales management initiatives have increased the number and quality of sales calls, improved sales compensation and enhanced sales training. The company operates an Intranet site to provide its key advertising staff at all of its local newspapers with up-to-date sales and marketing tools and information 24 hours a day, seven days a week. Local market analysis of revenue potential is updated regularly and ad sales plans are modified accordingly. The company continues its training efforts to make its personnel competitive and effective in their leadership, strategic thinking and marketing skills.

The company’s focus on growth of non-daily and online products also continued in 2004. During the year, there were approximately 150 non-daily products launched or acquired. The company has more than 750 non-daily publications in the U.S. The company’s strategy around non-daily publications is to target these products at “communities of interest” defined in one of three ways: geographically, demographically (e.g. seniors, young readers or ethnic communities) or by lifestyle (e.g. golf or boating enthusiasts). Revenues from non-daily products that operate in association with our local newspapers increased 27% in 2004. More new non-daily products are planned for 2005.

Three principles guide the online strategy at Gannett’s newspapers. First, spending for the online business must be justified by additional revenues, additional customers and additional profits. Second, emphasis needs to be on serving our local markets. A key reason customers turn to a Gannett newspaper’s online site is to find local news and information. The credibility of the local newspaper, the known and trusted information source, extends to the company’s Web sites and thus differentiates Gannett from other Internet sites. This is a major factor that allows Gannett newspapers to compete successfully as Internet information providers. Third, the natural synergies between the local newspaper and local Web site should be emphasized. The local content already available, the customer relationships, the news and advertising sales forces, and the promotional vehicle are all advantages for the newspaper. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the demands of its advertisers, operate efficiently, and leverage the known and trusted brand of the newspaper.

This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with the effective use of national economies of scale and standardized technology, resulted in solid results in 2004. The growth in online revenues also reflects the value of our partnerships with national online advertising providers including CareerBuilder and Classified Ventures. Online revenue for local newspaper Web sites increased by 60% in 2004, which followed a 45% increase in 2003 and a 25% increase in 2002. Recent traffic on our sites, excluding USATODAY.com, totaled more than 61 million visits and more than 350 million page views per month.

The company also continued to deploy its Advertising Matrix sales program, now installed at 30 Gannett newspapers. The Matrix is a program for selling multiple ads across multiple product lines and packaging them into one buy for its advertisers. A typical Matrix package might include a retail display ad, a classified help wanted ad, a print-and-deliver insert targeted to specific zones, an online directory listing and an online coupon. The Bundle Wizard, which performs some of the functions of the Matrix on a more limited scale, is available to markets not using the Matrix. These sales programs will be installed at more of the company’s newspapers in 2005.

The company also continued to enhance and implement proprietary customer contact and relationship management software in some of its markets. The system is used to reach potential employment advertisers, retailers and real estate agents.

During 2004, Gannett expanded its use of online classified ad order entry software, doubling its installations from 13 to 26 locations. The software allows customers to place their classified ad via the newspaper’s Web site. It permits customers to build both their print and online ad using templates provided by the newspaper or to customize the ad to meet their specific requirements. It also facilitates upsell opportunities such as bolding, attention-getters, photos and e-mail hyperlinks. When customers complete the design of their ads and select a product schedule, they receive a real-time price quote. Customers can then book their ads without further involvement by company personnel. Gannett will continue to expand this program to additional newspapers in 2005.

In 2004, Gannett continued to implement the latest release of its advertising software at newspaper locations. The latest release contains a new pricing engine that permits the packaging and selling of multiple products across multiple mediums and that supports advertising initiatives such as the Matrix sales program. By the end of 2005, all Gannett newspapers running the software will have the latest release.

The Newspaper Division’s advertising quality initiative, known as ADQ, produced its 10th consecutive year of improved ad and bill quality. ADQ efforts focus on accuracy and customer service in ad placement and billing functions. ADQ has significantly reduced errors and make-good costs.

Advancements were also made in circulation information and management systems. A total of 92 newspapers now offer their subscribers seamless online services on their Web sites to start new subscriptions, make payments, schedule vacation stops and restarts or to make delivery complaints.

In addition, all newspapers offer the EZ-Pay system to subscribers so they can have payments automatically charged to their credit card or deducted from their checking account. Use of the EZ-Pay system reduces billing and customer account administration costs and facilitates customer retention. By the end of 2004, 17% of all subscribers were using EZ-Pay, as compared to 12% of all subscribers at year end 2003.

Gannett Media Technologies International (GMTI) provides important technological support and products for the company’s domestic newspapers, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies.

With respect to newspaper production, 70 domestic daily newspaper plants print by the offset process, and nine newspaper plants print using various letterpress processes.

In recent years, improved technology has resulted in greater speed and accuracy and in a reduction in the number of production hours worked for all of the company’s newspapers. The company expects this trend to continue in 2005.

The company continues to evaluate press capacity in markets where there is increasing demand for color advertising. Color towers were added at several of the company’s newspapers in 2004 and more investment in color capacity is expected in 2005. New state-of-the-art presses came on line in 2004 in Louisville, Ky., Honolulu and Oxford, England.

Newspaper revenues: The principal sources of newspaper revenues are circulation and advertising.

Circulation: Detailed information about the circulation of the company’s newspapers may be found on pages 10-11, 13 and 22-23 of this Form 10-K. Seventeen of the company’s local newspapers reported gains in daily circulation in 2004, and 10 increased Sunday circulation. Circulation volume declines in other markets were experienced which were generally consistent with the domestic newspaper industry as a whole.

Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.62 to $3.11 per week for daily newspapers and from $0.71 to $2.75 per copy for Sunday newspapers. Price increases for certain elements of local circulation were initiated at three newspapers in 2004. The National Do Not Call Registry had a profound impact on the way newspapers sell home-delivery circulation, particularly for the larger newspapers which historically have relied heavily on telemarketing. During 2004, total telemarketing orders were down by 33%. The company has turned to other methods to replace these telemarketing orders such as direct mail, sales crews and kiosk sales, however the result is a higher cost per order using these methods. The company is also focused on the retention of current customers to help offset the reduction of new starts from telemarketing orders.

Advertising: The newspapers have advertising departments that sell retail, classified and national advertising. The Gannett Retail Advertising Group also sells advertising on behalf of the company’s local newspapers to national and regional franchise businesses. The company also contracts with outside representative firms that specialize in the sale of national advertising. Analyses of newspaper advertising revenues are presented on pages 21-23 of this Form 10-K.

Retail advertising is display advertising associated with local merchants, such as department and grocery stores. Classified advertising includes ads listed together in sequence by the nature of the ads, such as automobile sales, real estate sales and help wanted. National advertising is display advertising principally from advertisers who are promoting products or brand names nationally. Retail and national advertising may appear in the newspaper itself or in preprinted sections. Ad revenues from newspaper Internet operations are reported along with revenue from publishing. Generally there are different rates for each category of advertising, and the rates for each newspaper are set independently, varying from city to city.

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

At the end of 2004, The Cincinnati Enquirer, The Detroit News and the Tucson (Ariz.) Citizen were published under joint operating agreements with non-Gannett newspapers located in the same cities. All of these agreements provide for joint business, advertising, production and circulation operations and a contractual division of profits. The editorial and reporting staffs of the company’s newspapers, however, are separate and autonomous from those of the non-Gannett newspapers. In January 2004, the company provided notice to The E.W. Scripps Company, as required under the terms of the Joint Operating Agreement (JOA) involving The Cincinnati Enquirer, The Cincinnati Post and The Kentucky Post, that the JOA would not be renewed when it expires on Dec. 31, 2007.

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

The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing some recycled content from 42,000 metric tons in 1989 to 775,000 metric tons in 2004. During 2004, all of the company’s newspapers consumed some recycled newsprint. For the year, nearly 74% of the company’s newsprint purchases contained recycled content.

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

Raw materials: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2004, the company’s total newsprint consumption was 1,283,000 metric tons, including the company’s portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was slightly higher than in 2003, up approximately 13,000 metric tons or 1%, primarily due to increased circulation at USA TODAY and increased advertising demand in the U.K. The company purchases newsprint from 23 domestic and global suppliers under contracts that expire at various times through 2025.

In 2004, newsprint supplies were adequate. The company believes that the available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

The average cost per ton of newsprint consumed in 2004 increased 11% compared to the 2003 average cost. The average cost per ton of newsprint is expected to increase further in 2005.

Newspaper Publishing/United Kingdom

In the second quarter of 2003, the company purchased the publishing business of Scottish Media Group plc (SMG), consisting of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business. Including the former SMG titles, Newsquest publishes more than 300 titles in the United Kingdom, including 17 daily newspapers.

Newsquest operates its newspaper publishing activities around geographic clusters to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. At the end of 2004, Newsquest had 17 such clusters in the United Kingdom. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service.

At the end of 2004, Newsquest had approximately 9,200 full-time and part-time employees. Newsquest’s revenues for 2004 were approximately $1.2 billion. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 79%. Circulation revenue represents 12% of revenues and printing activities account for much of the remainder.

Newsquest actively seeks to maximize the value of its local information expertise through development of opportunities offered by the Internet. Through internal growth and in partnership with other businesses, Newsquest has established a number of local and national Web sites that offer news and other information of special interest to its communities, as well as classified and retail advertising and shopping services.

Newsquest newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as radio and billboard, and Internet-based news, information and communication businesses.

Newsquest’s ability to offer additional color to readers and advertisers was enhanced by new press equipment in Oxford, which went into operation in 2004, along with the addition of color capacity in Worcester and Colchester.

New product launches in 2004 include an additional edition of the News Shopper series – the Gravesend News Shopper, an additional edition of the North London Guardian – the Stratford Guardian in East London and Engaged Investor, an entirely new product launched to complement Newsquest’s existing financial magazine portfolio.

Product quality was recognized by awards. The Sunday Herald won the Scottish Newspaper of the Year and Best Sunday Newspaper, while The Herald won Best Daily Newspaper in the 2004 Scottish Newspaper of the Year awards. In England and Wales, The Oxford Times won the Regional Weekly Newspaper of the Year award.

Product development in the year also included the conversion of two broadsheet titles, The Evening Press (York) and The Watford Observer, into a tabloid format.

Broadcasting

At the end of 2004, the company’s broadcasting division, headquartered in McLean, Va., included 21 television stations in markets with a total of more than 19.6 million households and Captivate Network, Inc., which was acquired in April 2004.

At the end of 2004, the broadcasting division had approximately 3,100 full-time and part-time employees. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2004 and 2003, and 12% in 2002.

The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) compensation paid by the networks for carrying commercial network programs; 4) advertising on the stations’ Web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings.

Advertising rates charged by a television station are based on the ability of a station to deliver a specific audience to an advertiser. The larger a station’s ratings in any particular daypart, the more leverage a station has in asking for a price advantage. As the market fluctuates with supply and demand, so does the station’s rate card. Practically all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.

Generally, a network provides programs to its affiliated television stations, sells commercial advertising announcements within the network programs and compensates the local stations by paying an amount based on the television station’s network-affiliation agreement.

For all of its stations, the company is party to network-affiliation agreements. The company’s three ABC affiliates have agreements which expire in 2014. The agreements for the company’s CBS affiliates in Columbia, S.C., and Tampa, Fla., expire in August 2005 and agreements for the remaining four CBS affiliates expire in December 2005. The company’s 12 NBC-affiliated stations have agreements that will expire in December 2005. The company expects that all of the affiliation agreements will be renewed upon their expiration.

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

Pursuant to the Satellite Home Viewer Extension Reauthorization Act of 2004, a number of the company’s television stations are currently being delivered by satellite carriers to subscribers within the stations’ local markets. The company has entered into retransmission consent agreements with satellite carriers that authorize such delivery, one of which expires in 2009 and another that expires in mid-2005. The company anticipates the latter agreement will be renewed when it expires. This law also permits satellite carriers to retransmit distant network television stations into areas served by local television stations if it is determined, using FCC-approved signal strength measurement standards, that local stations do not deliver an acceptable viewing signal.

Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).

Television broadcast licenses are granted for periods of eight years. They are renewable by broadcasters upon application to the FCC and usually are renewed except in rare cases in which a conflicting application, a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. At the end of 2004, all of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. Eight of the company’s stations filed for license renewals in 2004 and another seven will do so in 2005. As of Feb. 15, 2005, three of the eight applications filed in 2004 were granted and the company expects the remaining five, as well as all future renewal applications, to be granted in the ordinary course.

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

In 2003, the FCC substantially changed its ownership rules to allow greater media ownership opportunities, including 1) permitting common ownership of different properties in the same market (depending on market size) but retaining limitations in markets of three or fewer television stations where cross-ownership is prohibited; 2) permitting ownership of a number of television stations in a market (depending on market size); and 3) increasing the national TV ownership cap, covering the number of U.S. TV households one company is permitted to serve from 35% to 45%. In January, 2004, Congress passed legislation setting the national ownership cap figure at 39%. Presently the company’s 21 television stations reach an aggregate of 17.9% of U.S. TV households.

In 2004, a federal appeals court found that the FCC had not adequately justified some of the rule changes and remanded the matter back to the FCC. In February 2005, the company in a joint filing with the Newspaper Association of America, sought review of the decision in the U.S. Supreme Court. Several other media companies filed similar requests for review. While this appeal is pending, the FCC’s pre-2003 ownership rules remain in effect. The company is unable to predict the outcome of these proceedings. However, if the Supreme Court overturns the 2004 appeals court ruling and the 2003 FCC rules are upheld, it could present opportunities for the company to acquire additional properties in markets it currently serves.

Under current FCC rules, the company has a waiver which permits it to own a newspaper-television combination in Phoenix, Ariz. Unless the cross-ownership rules are amended or the waiver is extended, it will expire on Oct. 1, 2006.

Employee relations

At the end of 2004, the company and its subsidiaries had approximately 52,500 full-time and part-time employees. Three of the company’s newspapers were published in 2004 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the company’s pro-rata share of employees at those joint production and business operations.

Approximately 13% of those employed by the company and its subsidiaries are represented by labor unions. They are represented by 94 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with three unions over working practices, wages and health and safety issues only.

The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Nearly all of the company’s units provide retirement or profit-sharing plans which cover all eligible part-time and full-time employees.

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

MARKETS WE SERVE

NEWSPAPERS AND NEWSPAPER DIVISION

Daily newspapers

State Territory			Circulation				Joined Gannett (a)
	City	Newspaper	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser	49,789		59,413	1829	1995 (61)

Arizona	Phoenix	The Arizona Republic	435,527		555,252	1890	2000 (89)
	Tucson	Tucson Citizen		30,937		1870	1976 (30)

Arkansas	Mountain Home	The Baxter Bulletin	11,343			1901	1995 (62)

California	Palm Springs	The Desert Sun	51,733		53,821	1927	1986 (55)
	Salinas	The Salinas Californian	17,867			1871	1977 (36)
	Tulare	Tulare Advance-Register		7,536		1882	1993 (60)
	Visalia	Visalia Times-Delta	21,268			1859	1977 (37)

Colorado	Fort Collins	Fort Collins Coloradoan	28,326		34,090	1873	1977 (38)

Connecticut	Norwich	Norwich Bulletin	27,064		30,288	1791	1981 (48)

Delaware	Wilmington	The News Journal	116,779		139,625	1871	1978 (43)

Florida	Brevard County	FLORIDA TODAY	85,322		103,868	1966	1966 (9)
	Fort Myers	The News-Press	90,142		108,884	1884	1971 (24)
	Pensacola	Pensacola News Journal	63,257		80,317	1889	1969 (11)

Guam	Hagatna	Pacific Daily News	20,829		19,629	1944	1971 (23)

Hawaii	Honolulu	The Honolulu Advertiser	143,036		163,232	1856	1993 (59)

Idaho	Boise	The Idaho Statesman	64,017		84,757	1864	1971 (16)

Illinois	Rockford	Rockford Register Star	65,107		77,708	1855	1967 (10)

Indiana	Indianapolis	The Indianapolis Star	252,387		356,995	1903	2000 (90)
	Lafayette	Journal and Courier	36,735		43,267	1829	1971 (17)
	Marion	Chronicle-Tribune	17,498		20,026	1867	1971 (20)
	Muncie	The Star Press	32,616		35,238	1899	2000 (91)
	Richmond	Palladium-Item		17,919	22,107	1831	1976 (29)

Iowa	Des Moines	The Des Moines Register	152,895		242,390	1849	1985 (52)
	Iowa City	Iowa City Press-Citizen	14,732			1860	1977 (40)

Kentucky	Louisville	The Courier-Journal	211,616		275,015	1868	1986 (57)

Louisiana	Alexandria	Alexandria Daily Town Talk	34,416		39,464	1883	2000 (92)
	Lafayette	The Daily Advertiser	46,449		55,730	1865	2000 (70)
	Monroe	The News-Star	35,886		40,038	1890	1977 (42)
	Opelousas	Daily World	9,804		11,303	1939	2000 (93)
	Shreveport	The Times	63,407		77,594	1871	1977 (41)

Maryland	Salisbury	The Daily Times	26,794		30,688	1900	2000 (71)

Michigan	Battle Creek	Battle Creek Enquirer	24,954		33,323	1900	1971 (18)
	Detroit	The Detroit News		221,470		1873	1986 (54)
		The Detroit News and Free Press			706,349
	Lansing	Lansing State Journal	71,945		91,175	1855	1971 (15)
	Port Huron	Times Herald		28,789	38,887	1900	1970 (12)

Minnesota	St. Cloud	St. Cloud Times	28,112		37,034	1861	1977 (35)

Mississippi	Hattiesburg	Hattiesburg American		21,436	25,380	1897	1982 (50)
	Jackson	The Clarion-Ledger	97,421		108,738	1837	1982 (49)

Missouri	Springfield	Springfield News-Leader	60,889		88,970	1893	1977 (34)

Montana	Great Falls	Great Falls Tribune	33,344		36,568	1885	1990 (58)

Nevada	Reno	Reno Gazette-Journal	66,442		82,651	1870	1977 (31)

New Jersey	Asbury Park	Asbury Park Press	159,390		213,513	1879	1997 (67)
	Bridgewater	Courier News	40,326		40,471	1884	1927 (5)
	Cherry Hill	Courier-Post	76,348		91,939	1875	1959 (7)
	East Brunswick	Home News Tribune	59,631		65,985	1879	1997 (68)
	Morristown	Daily Record	41,501		43,259	1900	1998 (69)
	Vineland	The Daily Journal	17,701			1864	1986 (56)

(a)	Number in parentheses notes chronological order in which existing newspapers joined Gannett.

Non-daily publications: see listing of U.S. non-daily locations on page 12.

Daily newspapers

State Territory	City	Newspaper	Circulation			Founded	Joined Gannett (a)
			Morning	Afternoon	Sunday
New Mexico	Alamogordo	Alamogordo Daily News†		7,164	8,395	1898	2003 (94)
	Carlsbad	Carlsbad Current-Argus†	7,927		8,108	1889	2003 (95)
	Deming	The Deming Headlight†	*			1881	2003 (96)
	Farmington	The Daily Times†	18,199		20,055	1894	2003 (97)
	Las Cruces	Las Cruces Sun-News†	24,752		24,914	1881	2003 (98)
	Silver City	Silver City Sun-News†		*	*	1995	2003 (99)

New York	Binghamton	Press & Sun-Bulletin	54,802		68,564	1904	1943 (6)
	Elmira	Star-Gazette	28,416		39,148	1828	1906 (1)
	Ithaca	The Ithaca Journal	17,746			1815	1912 (2)
	Poughkeepsie	Poughkeepsie Journal	39,969		49,158	1785	1977 (33)

	Rochester	Rochester Democrat and Chronicle	167,851		225,092	1833	1918 (3)
	Utica	Observer-Dispatch	43,192		50,259	1817	1922 (4)
	Westchester County	The Journal News	140,937		163,991	1829	1964 (8)

North Carolina	Asheville	Asheville Citizen-Times	58,504		68,116	1870	1995 (63)

Ohio	Bucyrus	Telegraph-Forum		7,062		1923	2000 (72)
	Chillicothe	Chillicothe Gazette		15,553	15,645	1800	2000 (73)
	Cincinnati	The Cincinnati Enquirer	192,375		302,038	1841	1979 (44)
	Coshocton	Coshocton Tribune		6,938	7,229	1842	2000 (74)
	Fremont	The News-Messenger		13,267		1856	1975 (27)
	Lancaster	Lancaster Eagle-Gazette		14,375	14,626	1807	2000 (75)
	Mansfield	News Journal		31,665	40,744	1885	2000 (76)
	Marion	The Marion Star		13,929	13,790	1880	2000 (77)
	Newark	The Advocate		21,247	22,461	1820	2000 (78)
	Port Clinton	News Herald		5,797		1864	1975 (28)
	Zanesville	Times Recorder	20,669		20,338	1852	2000 (79)

Oklahoma	Muskogee	Muskogee Daily Phoenix and Times-Democrat	16,732		17,826	1888	1977 (39)

Oregon	Salem	Statesman Journal	53,663		61,658	1851	1974 (26)

Pennsylvania	Chambersburg	Public Opinion		17,431		1869	1971 (14)

South Carolina	Greenville	The Greenville News	88,898		116,455	1874	1995 (64)

South Dakota	Sioux Falls	Argus Leader	54,192		76,319	1881	1977 (32)

Tennessee	Clarksville	The Leaf-Chronicle	22,264		26,327	1808	1995 (65)
	Jackson	The Jackson Sun	35,219		40,717	1848	1985 (53)
	Murfreesboro	The Daily News Journal	15,383		18,306	1848	2004 (100)
	Nashville	The Tennessean	173,890		239,187	1812	1979 (45)

Texas	El Paso	El Paso Times†	73,172		88,410	1879	1972 (25)

Utah	St. George	The Spectrum	22,468		23,667	1963	2000 (80)

Vermont	Burlington	The Burlington Free Press	48,042		56,295	1827	1971 (13)

Virginia	McLean	USA TODAY	2,301,569			1982	1982 (51)
	Staunton	The Daily News Leader	18,339		21,186	1904	1995 (66)

Washington	Bellingham	The Bellingham Herald	24,061		30,594	1890	1971 (21)
	Olympia	The Olympian	34,019		41,497	1889	1971 (19)

West Virginia	Huntington	The Herald-Dispatch	29,799		35,892	1909	1971 (22)

Wisconsin	Appleton	The Post-Crescent		52,605	68,532	1853	2000 (81)
	Fond du Lac	The Reporter		18,632	19,318	1870	2000 (82)
	Green Bay	Green Bay Press-Gazette	57,675		83,166	1915	1980 (46)
	Green Bay	Green Bay News Chronicle	3,931		5,197	1972	2004 (101)
	Manitowoc	Herald Times Reporter		15,806	16,382	1898	2000 (83)
	Marshfield	Marshfield News-Herald		13,168		1927	2000 (84)
	Oshkosh	Oshkosh Northwestern	21,652		25,477	1868	2000 (85)
	Sheboygan	The Sheboygan Press		23,387	25,659	1907	2000 (86)
	Stevens Point	Stevens Point Journal		12,245		1873	2000 (87)
		Central Wisconsin Sunday			19,306
	Wausau	Wausau Daily Herald		22,120	28,716	1903	1980 (47)
	Wisconsin Rapids	The Daily Tribune		12,407		1914	2000 (88)

*	Circulation figures included with Las Cruces Sun-News amounts.
†	Newspapers are published by the Texas-New Mexico Newspapers Partnership, in which Gannett owns a 66.2% equity interest.

NEWSPAPERS AND NEWSPAPER DIVISION (continued)

Army Times Publishing Co.

Headquarters: Springfield, Va.

Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.

Publications: Army Times, Navy Times, Marine Corps Times, Air Force Times, Federal Times, Defense News, Armed Forces Journal, C4ISR Journal, Training and Simulation Journal

Clipper Magazine, Inc.

Headquarters: Mountville, Pa.

Nursing Spectrum (including NurseWeek acquired in 2004)

Offices: Dallas/Fort Worth, Texas (serving Texas and Louisiana); Falls Church, Va. (serving Washington, D.C./Baltimore, Md.); Ft. Lauderdale, Fla. (serving Ft. Lauderdale and Tampa); Hoffman Estates, Ill. (serving Illinois, Indiana, Michigan and Ohio); King of Prussia, Pa. (serving Philadelphia and the Delaware Valley); Lexington, Mass. (serving New England states); San Jose, Calif. (serving California and the Western States); Westbury, N.Y. (serving New York and New Jersey)

Non-daily publications

Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Juarez, Mexico

USA WEEKEND

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

Print sites: Arlington, Texas; Atlanta, Ga.; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Chicago, Ill.; Columbia, S.C.; Fort Collins, Colo.; Fort Myers, Fla.; Hattiesburg, Miss.; Kankakee, Ill.; Honolulu, Hawaii; Lansing, Mich.; Las Vegas, Nev.; Lawrence, Kan.; Mansfield, Ohio; Marin County, Calif.; Minneapolis, Minn.; Miramar, Fla.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Pasadena, Texas; Port Huron, Mich.; Raleigh, N.C.; Richmond, Ind.; Rockaway, N.J.; St. Louis, Mo.; Salisbury, N.C.; Salt Lake City, Utah; San Bernardino, Calif.; Springfield, Va.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.

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

Daily newspapers/Newsquest PLC

City	Newspaper	Circulation					Founded	Joined Gannett
		Morning		Afternoon		Saturday
Basildon	Evening Echo			39,444			1969	1999
Blackburn	Lancashire Evening Telegraph			36,309		31,134	1886	1999
Bolton	Bolton Evening News			36,162		28,513	1867	1999
Bournemouth	Daily Echo			35,126	*		1900	2000
Bradford	Telegraph & Argus			46,584		41,183	1868	1999
Brighton	The Argus			41,383		40,472	1880	1999
Colchester	Evening Gazette			26,981			1970	1999
Darlington	The Northern Echo	57,092	*				1870	1999
Glasgow	Evening Times			95,121		50,476	1876	2003
Glasgow	The Herald	83,383				83,813	1783	2003
Newport	South Wales Argus			31,803		28,262	1892	2000
Oxford	Oxford Mail			27,245		25,370	1928	1999
Southampton	Southern Daily Echo			43,579	*		1888	2000
Swindon	Evening Advertiser			24,042		20,298	1854	1999
Weymouth	Dorset Echo			21,422	*		1921	2000
Worcester	Worcester Evening News			20,528		18,288	1937	1999
York	Evening Press			37,208	*		1882	1999

*	Monday-Saturday inclusive

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

BROADCASTING

Television stations

State	City	Station	Channel/Network	Weekly Audience(a)		Founded	Joined Gannett
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970	1997
	Phoenix	KPNX-TV*	Channel 12/NBC	1,256,000		1953	1979
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	435,000		1955	1994
California	Sacramento	KXTV-TV	Channel 10/ABC	1,012,000		1955	1999
Colorado	Denver	KUSA-TV	Channel 9/NBC	1,204,000		1952	1979
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,921,000		1949	1986
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	433,000		1989	2000
		WTLV-TV	Channel 12/NBC	513,000		1957	1988
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,327,000		1965	1996
Georgia	Atlanta	WXIA-TV	Channel 11/NBC	1,669,000		1948	1979
	Macon	WMAZ-TV	Channel 13/CBS	210,000		1953	1995
Maine	Bangor	WLBZ-TV	Channel 2/NBC	104,000		1954	1998
	Portland	WCSH-TV	Channel 6/NBC	383,000		1953	1998
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	407,000		1962	1997
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,442,000		1953	1983
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,087,000		1947	1995
New York	Buffalo	WGRZ-TV	Channel 2/NBC	556,000		1954	1997
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	588,000		1949	1988
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,386,000		1948	1995
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	286,000		1953	1998
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	474,000		1956	1995

Captivate Network, Inc.

Headquarters: Westford, Mass.

Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Ontario; Washington, D.C.

(a)	Weekly audience is number of TV households reached, according to the November 2004 Nielsen book.
(b)	Audience numbers fall below minimum reporting standards.
*	Includes audience numbers for KNAZ-TV.

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

Gannett properties also offer online services or informational sites on the Internet as follows, alphabetical by market:

GANNETT CORPORATE

Gannett Co., Inc.	www.gannett.com

U.S. NEWSPAPERS AND NEWSPAPER DIVISION

USA TODAY	www.usatoday.com
USA WEEKEND	www.usaweekend.com
Alexandria (La.) Daily Town Talk	www.thetowntalk.com
The Post-Crescent, Appleton, Wis.	www.postcrescent.com
Asbury Park (N.J.) Press	www.app.com
Asheville (N.C.) Citizen-Times	www.citizen-times.com
Battle Creek (Mich.) Enquirer	www.battlecreekenquirer.com
The Bellingham (Wash.) Herald	www.bellinghamherald.com
Press & Sun-Bulletin, Binghamton, N.Y.	www.pressconnects.com
The Idaho Statesman, Boise	www.idahostatesman.com
Telegraph-Forum, Bucyrus, Ohio	www.bucyrustelegraphforum.com
FLORIDA TODAY, Brevard County	www.floridatoday.com
Courier News, Bridgewater, N.J.	www.c-n.com
The Burlington (Vt.) Free Press	www.burlingtonfreepress.com
Public Opinion, Chambersburg, Pa.	www.publicopiniononline.com
Courier-Post, Cherry Hill, N.J.	www.courierpostonline.com
Chillicothe (Ohio) Gazette	www.chillicothegazette.com
The Cincinnati Enquirer	www.cincinnati.com
The Leaf-Chronicle, Clarksville, Tenn.	www.theleafchronicle.com
Coshocton (Ohio) Tribune	www.coshoctontribune.com
The Des Moines Register	DesMoinesRegister.com
The Detroit News	detnews.com
Home News Tribune, East Brunswick, N.J.	www.thnt.com
Star-Gazette, Elmira, N.Y.	www.stargazette.com
The Reporter, Fond du Lac, Wis.	www.fdlreporter.com
Fort Collins Coloradoan	www.coloradoan.com
The News-Press, Fort Myers, Fla.	www.news-press.com
The News-Messenger, Fremont, Ohio	www.thenews-messenger.com
Great Falls (Mont.) Tribune	www.greatfallstribune.com
Green Bay (Wis.) News-Chronicle	www.greenbaynewschron.com
Green Bay (Wis.) Press-Gazette	www.greenbaypressgazette.com
The Greenville (S.C.) News	greenvilleonline.com
Pacific Daily News, Hagatna, Guam	www.guampdn.com
Hattiesburg (Miss.) American	www.hattiesburgamerican.com
The Honolulu Advertiser	www.honoluluadvertiser.com
The Herald-Dispatch, Huntington, W.Va.	www.herald-dispatch.com
The Indianapolis Star	www.indystar.com
Iowa City (Iowa) Press-Citizen	www.press-citizen.com
The Ithaca (N.Y.) Journal	www.theithacajournal.com
The Clarion-Ledger, Jackson, Miss.	www.clarionledger.com
The Jackson (Tenn.) Sun	www.jacksonsun.com
Journal and Courier, Lafayette, Ind.	www.jconline.com
The Daily Advertiser, Lafayette, La.	www.theadvertiser.com
Lancaster (Ohio) Eagle-Gazette	www.lancastereaglegazette.com
Lansing (Mich.) State Journal	www.lansingstatejournal.com
The Courier-Journal, Louisville, Ky.	www.courier-journal.com
Herald Times Reporter, Manitowoc, Wis.	www.htrnews.com
News Journal, Mansfield, Ohio	www.mansfieldnewsjournal.com
Chronicle-Tribune, Marion, Ind.	www.chronicle-tribune.com
The Marion (Ohio) Star	www.marionstar.com
Marshfield (Wis.) News-Herald	www.marshfieldnewsherald.com
The News-Star, Monroe, La.	www.thenewsstar.com
The Montgomery (Ala.) Advertiser	www.montgomeryadvertiser.com
Daily Record, Morristown, N.J.	www.dailyrecord.com
The Baxter Bulletin, Mountain Home, Ark.	www.baxterbulletin.com
The Star Press, Muncie, Ind.	www.thestarpress.com
The Daily News Journal, Murfreesboro, Tenn.	www.dnj.com
Muskogee Daily Phoenix and Times-Democrat	www.muskogeephoenix.com
The Tennessean, Nashville	www.tennessean.com
The Advocate, Newark, Ohio	www.newarkadvocate.com
Newspaper Network of Central Ohio	www.centralohio.com
Norwich (Conn.) Bulletin	www.norwichbulletin.com
The Olympian, Olympia, Wash.	www.theolympian.com
Daily World, Opelousas, La.	www.dailyworld.com
Oshkosh (Wis.) Northwestern	www.thenorthwestern.com
The Desert Sun, Palm Springs, Calif.	www.thedesertsun.com
Pensacola (Fla.) News Journal	www.PensacolaNewsJournal.com
The Arizona Republic, Phoenix	www.azcentral.com
News Herald, Port Clinton, Ohio	www.portclintonnewsherald.com
Times Herald, Port Huron, Mich.	www.thetimesherald.com
Poughkeepsie (N.Y.) Journal	www.poughkeepsiejournal.com
Reno (Nev.) Gazette-Journal	www.rgj.com
Palladium-Item, Richmond, Ind.	www.pal-item.com
Rochester (N.Y.) Democrat and Chronicle	www.DemocratandChronicle.com
Rockford (Ill.) Register Star	www.rrstar.com
Statesman Journal, Salem, Ore.	www.statesmanjournal.com
The Salinas Californian	www.thecalifornian.com
The Daily Times, Salisbury, Md.	www.delmarvanow.com
The Sheboygan (Wis.) Press	www.sheboygan-press.com
Argus Leader, Sioux Falls, S.D.	www.argusleader.com
St. Cloud (Minn.) Times	www.sctimes.com
The Spectrum, St. George, Utah	www.thespectrum.com
The Times, Shreveport, La.	www.shreveporttimes.com
Springfield (Mo.) News-Leader	www.news-leader.com
The Daily News Leader, Staunton, Va.	www.newsleader.com
Stevens Point (Wis.) Journal	www.stevenspointjournal.com
Tucson (Ariz.) Citizen	www.tucsoncitizen.com
Tulare (Calif.) Advance-Register	www.tulareadvanceregister.com
Observer-Dispatch, Utica, N.Y.	www.uticaod.com
The Daily Journal, Vineland, N.J.	www.thedailyjournal.com
Visalia (Calif.) Times-Delta	www.visaliatimesdelta.com
Wausau (Wis.) Daily Herald	www.wausaudailyherald.com
The Journal News, Westchester County, N.Y.	www.thejournalnews.com
The News Journal, Wilmington, Del.	www.delawareonline.com
The Daily Tribune, Wisconsin Rapids, Wis.	www.wisconsinrapidstribune.com
Times Recorder, Zanesville, Ohio	www.zanesvilletimesrecorder.com
Army Times	www.armytimes.com
Navy Times	www.navytimes.com
Marine Corps Times	www.marinetimes.com
Air Force Times	www.airforcetimes.com
Federal Times	www.federaltimes.com
Defense News	www.defensenews.com
Military City	www.militarycity.com
Nursing Spectrum	www.nursingspectrum.com
Gannett Offset	www.gannettoffset.com
Gannett Direct Marketing Services	www.gdms.com
Gannett Media Technologies International	www.gmti.com
101 Things to Do Magazine	www.101thingstodo.com
Action Advertising	www.actionadvertiser.com & www.actionprinting.com
Clipper Magazine	www.clippermagazine.com

Newsquest PLC/U.K.

Newsquest Media Group	www.newsquest.co.uk
Evening Echo, Basildon	www.thisisessex.co.uk
Lancashire Evening Telegraph, Blackburn	www.thisislancashire.co.uk
Bolton Evening News, Bolton	www.thisislancashire.co.uk
Daily Echo, Bournemouth	www.thisisdorset.net
Telegraph & Argus, Bradford	www.thisisbradford.co.uk
The Argus, Brighton	www.theargus.co.uk
Evening Gazette, Colchester	www.thisisessex.co.uk
The Northern Echo, Darlington	www.thisisthenortheast.co.uk
Evening Times, Glasgow	www.eveningtimes.co.uk
The Herald, Glasgow	www.theherald.co.uk
South Wales Argus, Newport	www.thisisgwent.co.uk
Oxford Mail, Oxford	www.thisisoxfordshire.co.uk
Southern Daily Echo, Southampton	www.thisishampshire.net
Evening Advertiser, Swindon	www.thisiswiltshire.co.uk
Dorset Echo, Weymouth	www.thisisdorset.net
Worcester Evening News, Worcester	www.thisisworcestershire.co.uk
Evening Press, York	www.thisisyork.co.uk

BROADCASTING DIVISION

WXIA-TV, Atlanta	www.11alive.com
WLBZ-TV, Bangor, Maine	www.wlbz2.com
WGRZ-TV, Buffalo, N.Y	www.wgrz.com
WKYC-TV, Cleveland, Ohio	www.wkyc.com
WLTX-TV, Columbia, S.C.	www.wltx.com
KUSA-TV, Denver	www.9news.com
WZZM-TV, Grand Rapids-Kalamazoo-Battle Creek, Mich.	www.wzzm13.com
WFMY-TV, Greensboro, N.C.	www.wfmynews2.com
WTLV-TV/WJXX-TV, Jacksonville, Fla.	www.firstcoastnews.com
WBIR-TV, Knoxville, Tenn.	www.wbir.com
KTHV-TV, Little Rock, Ark.	www.kthv.com
WMAZ-TV, Macon, Ga.	www.13wmaz.com
KARE-TV, Minneapolis-St. Paul	www.kare11.com
KPNX-TV, Phoenix, Ariz.	www.azcentral.com
WCSH-TV, Portland, Maine	www.wcsh6.com
KXTV-TV, Sacramento, Calif.	www.news10.net
KSDK-TV, St. Louis, Mo.	www.ksdk.com
WTSP-TV, Tampa-St. Petersburg, Fla.	www.tampabays10.com
WUSA-TV, Washington, D.C.	www.wusatv9.com
Captivate Network	www.captivatenetwork.com

In addition to the Internet sites listed above for wholly owned subsidiaries, the Texas-New Mexico Newspapers Partnership, in which Gannett has a 66.2% ownership interest, provides online services or information at www.alamogordonews.com, www.currentargus.com, www.demingheadlight.com, www.elpasotimes.com, www.daily-times.com, www.lcsun-news.com and www.scsun-news.com.

ITEM 2. PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 26, 2004, 15 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Nursing Spectrum are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In a few markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 31 of the company’s newspaper operations. Gannett continues to make significant investments in renovations or new facilities, where the investment improves the products for its readers and advertisers as well as productivity and operating efficiency. The company’s facilities are adequate for present operations. A listing of newspaper publishing centers and key properties may be found on pages 10-12.

Newspaper Publishing/United Kingdom

Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. In 2004, Newsquest moved its headquarters to Weybridge, Surrey. Substantial additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 13.

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns transmitter sites in 25 locations and leases one site.

During the past five years, new broadcasting facilities or substantial improvements to existing facilities were completed in Knoxville, Tenn; Columbia, S.C.; Cleveland, Ohio; and Tampa, Fla. Technical facility expansion to accommodate DTV was completed at 20 sites between 1999 and 2004. At the end of 2004, all of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of broadcasting stations and Captivate’s offices may be found on page 13.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns a data and network operations center in nearby Maryland. Headquarters facilities are adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found on page 50 in Note 10 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In five such matters, the company’s liability could exceed $100,000.

In March 2004, the United States Environmental Protection Agency, or EPA, notified Phoenix Newspapers, Inc. (PNI), a wholly owned Gannett subsidiary, that the company is considered a potentially responsible party for costs incurred in the investigation and potential remediation of contamination at a property in Phoenix, Ariz., formally owned by PNI. PNI is currently negotiating the terms of an Administrative Order on Consent with the EPA; we expect that this Order will require PNI to (1) investigate the extent, if any, to which PNI’s use of that property contributed to contamination of the site, (2) if warranted, evaluate options for remediation, and (3) reimburse EPA’s oversight costs. PNI’s liability on this matter will depend on the findings of the investigation.

Poughkeepsie Newspapers is required by a consent order with the EPA to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, N.Y. Poughkeepsie Newspapers is currently paying 6.25% of the remediation costs, currently estimated at $1.7 million.

In September 2003, the EPA notified Multimedia, Inc., a wholly owned Gannett subsidiary, that the company is considered a de minimis potentially responsible party for costs associated with the Operating Industries, Inc. Superfund Site in Monterey, Calif. Based on the most recent information from the EPA, Multimedia, Inc. expects to settle this matter for approximately $95,000.

In 2002, The Journal News entered into a tolling agreement with other potentially responsible parties and the New York Department of Environmental Conservation pursuant to its investigation of contamination at the Clarkstown, N.Y., landfill site. In 2003, The Journal News made an initial payment of $5,000. No estimate of the newspaper’s liability at the site is available.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 28 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1994	First	$26.69	$29.19
	Second	$25.32	$27.44
	Third	$24.19	$25.82
	Fourth	$23.38	$26.69

1995	First	$25.07	$27.50
	Second	$26.00	$27.88
	Third	$26.50	$27.75
	Fourth	$26.44	$32.19

1996	First	$29.63	$35.38
	Second	$32.25	$35.82
	Third	$32.00	$35.07
	Fourth	$34.75	$39.25

1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.94	$82.41	*

*	Through February 22, 2005

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
9/27/04 – 10/31/04	2,379,932		$81.68	2,377,000		$720,691,210
11/1/04 – 11/28/04	267,600		$82.56	267,600		$698,599,410
11/29/04 – 12/26/04	961,500	*	$79.86	961,500	*	$621,812,772

Total 4th Quarter 2004	3,609,032		$81.26	3,606,100		$621,812,772

All the shares included in the table above were repurchased as part of the repurchase program announced on Feb. 1, 2000, authorizing $500 million in repurchases. An additional $500 million was authorized for the repurchase program on Feb. 23, 2000. On May 12, 2004, July 13, 2004 and Oct. 26, 2004, the company announced that its authority to repurchase shares was increased by $500 million, $1 billion and $500 million, respectively. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. In October 2004, an employee paid for the exercise of options by an attestation of personally held shares of the company. All other share repurchases were part of the publicly announced repurchase program.

*	In addition to the above, at the end of December 2004, 100,000 shares were repurchased as part of the publicly announced repurchase program, at an average price of $79.73, but were settled subsequent to the end of the quarter. The effect of these repurchases would decrease the maximum dollar value available under the program to $614 million.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2000 through 2004 is contained under the heading “Selected Financial Data” on pages 53-55 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Gannett Co., Inc. is a diversified news and information company operating primarily in the United States and the United Kingdom (U.K.). We generated approximately 84% of our 2004 consolidated revenues from domestic operations in 43 states, the District of Columbia, and Guam, and approximately 16% from our foreign operations primarily in the U.K. Our goal is to deliver quality products and results for our readers, viewers, advertisers and other customers. We believe that well-managed newspapers, television stations, Internet products, magazine/specialty publications and programming efforts will lead to higher profits for our shareholders. To that end, our strategy has three major components:

•	delivering customer satisfaction and expanding our customer base by raising the standards for and enhancing the quality of our products;

•	making acquisitions and investments in news, information and communications and related fields that make strategic and economic sense; and

•	capitalizing on opportunities presented by changing technologies to expand our information and advertising businesses.

We implement our strategy and manage our operations through two business segments: newspaper publishing and broadcasting (television). The newspaper publishing segment includes the operations of 118 daily newspapers, more than 750 non-daily local publications in the United States and Guam and approximately 300 titles in the U.K. Our 101 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million, have a combined daily paid circulation of 7.6 million, making us the nation’s largest newspaper group in terms of circulation. Together with the 17 daily newspapers our Newsquest division publishes in the U.K., the total average daily circulation of our 118 domestic and U.K. daily newspapers was approximately 8.3 million at the end of 2004. The newspaper publishing segment also includes the operations of our commercial printing, newswire, marketing and data services operations.

Through our broadcasting segment, we own and operate 21 television stations covering 17.9 percent of the U.S. in markets with more than 19.6 million households. We also include in this segment the results of Captivate Network, a national news and entertainment network that delivers programming and full motion video advertising through video screens located in elevators of office towers across North America, which we acquired in 2004.

2004 Operating Highlights: We produced record results in 2004, reporting significant increases over 2003 in operating revenues, operating income, net income and diluted net income per share.

In thousands, except per share amounts

	2004	2003	Change
Operating revenues	$7,381,283	$6,711,115	10%
Operating income	$2,147,679	$1,981,018	8%
Net income	$1,317,186	$1,211,213	9%
Net income per share – diluted	$4.92	$4.46	10%
Operating cash flow (1)	$2,391,700	$2,212,550	8%

(1)	Represents operating income plus depreciation and amortization of intangible assets. This non-GAAP financial measure varies from amounts reported in the audited Consolidated Statements of Cash Flows and is more fully described on page 20.

The favorable comparisons with 2003 can be attributed to a number of key drivers, including:

•	record political advertising as a result of the hotly contested 2004 presidential election, and generally improved economic conditions, both of which increased demand for advertising;

•	the Summer Olympics in Athens, which was carried by our 12 NBC-affiliated television stations, and contributed significantly to our broadcasting revenues for the year;

•	continued strong growth in newspaper ad revenues in all categories and particularly employment revenues (including those from online operations);

•	solid revenue and earnings growth from Newsquest together with a strengthening of the British pound against the U.S. dollar;

•	continued focus on publication of new non-daily products in many U.S. and U.K. markets;

•	a decrease in the overall shares outstanding due to the significant investments made in share repurchases, representing what management and the board determined was the best use of cash in 2004; and

•	a full year of results for recent acquisitions such as Clipper Magazine purchased on Oct. 31, 2003, and SMG purchased in April 2003.

On a segment basis, total newspaper publishing revenues were $6.6 billion for 2004, an increase of 9% over 2003. These revenues are derived principally from sales of advertising (including sales of Internet advertising) and circulation, which accounted for 75% and 19%, respectively, of total newspaper publishing revenues for 2004. Our Newsquest operations generated approximately 19% and 11% of these advertising and circulation revenues, respectively. The remaining $409 million in newspaper publishing revenues were produced primarily by our commercial printing operations and earnings from our 50% share of the results in the Detroit and Tucson joint operating agencies and our 19.49% equity interest in California Newspapers Partnership, a partnership that includes 22 daily California newspapers.

Newspaper publishing expenses increased 11% over 2003 to $4.7 billion. Newspaper cost increases were driven by higher newsprint costs, the impact of recent acquisitions and new non-daily products, and higher foreign exchange rates for Newsquest operations.

Through our broadcasting segment, we produced $822 million in revenues for 2004, an increase of 14% over 2003. Broadcast revenue growth was fueled by political and Olympic related advertising, and also reflects revenue added from the acquisition of Captivate. On the expense side, broadcasting expenses increased 8% to $421 million primarily as a result of higher advertising sales and marketing costs associated with the higher revenue levels and the added costs from Captivate.

Challenges for 2005: Looking forward to 2005, the company faces several important challenges, including:

•	ad revenue and volume growth for our newspapers is expected to be modest, but growth is expected to be uneven on a month-to-month basis over the course of the year;

•	the weakening or strengthening in the British pound-to-U.S. dollar exchange will impact the earnings contribution of our Newsquest operations;

•	the absence of political and Olympic related advertising revenues in 2005 will impact our broadcast results;

•	pension as well as other employee benefit costs are expected to increase;

•	increases in newsprint prices by suppliers will have a significant impact on the newspaper segment costs; and

•	interest rates are expected to increase, which could raise our borrowing costs significantly.

Gannett will continue to monitor and control costs and pursue ways to continue to improve its top line revenue growth.

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

Please refer to pages 37-39 of this Form 10-K for a more complete discussion of all of the company’s significant accounting policies.

The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2004 fiscal year ended on Dec. 26, 2004, and encompassed a 52-week period. The company’s 2003 and 2002 fiscal years also encompassed 52-week periods.

Business acquisitions, exchanges, dispositions and investments

2004: On Feb. 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek is published as a separate publication of Nursing Spectrum, a wholly owned subsidiary of the company. Altogether, Nursing Spectrum operations now include 12 regional magazines with a combined circulation of more than 1 million registered nurses.

On Feb. 16, 2004, the company exchanged its daily newspaper, The Times, in Gainesville, Ga., and non-daily publications in the Gainesville area for two daily newspapers and non-daily publications in Tennessee, plus cash consideration. The company recorded this transaction as two simultaneous but separate events; that is, the sale of its publications in Gainesville for which a non-operating gain was recognized and the acquisition of the publications in Tennessee accounted for under the purchase method of accounting. The non-monetary gain from the exchange transaction is reflected in non-operating income.

In April 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in the elevators of premier office towers across North America.

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

The company also purchased a small daily newspaper in Wisconsin and several small non-daily publications in the U.S. and the U.K.

The 2004 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $169 million and were recorded under the purchase method of accounting. The company is in the process of completing valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary.

On August 31, 2004, the company completed the sale of its NBC affiliate in Kingman, Ariz., KMOH-TV.

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

In April 2003, the company purchased 100% of the stock of the publishing business of Scottish Media Group plc (SMG). The SMG publishing business consists of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business.

In late August 2003, the company acquired the majority interest in the Ashland Media Group in Phoenix, Ariz. Ashland Media publishes TV y Más, La Voz and TV Shopper, which are weekly publications. Ashland Media also has a direct marketing business, AZ Mail.

On Oct. 31, 2003, the company acquired the assets of Clipper Magazine, Inc., one of the nation’s largest direct-mail advertising magazine companies and several affiliated operations.

The company also purchased several small non-daily publications in the U.S. and in the U.K.

The acquisitions of SMG, Ashland Media, Clipper Magazine and non-daily publications, which had an aggregate cash purchase price of approximately $483 million, were recorded under the purchase method of accounting.

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

RESULTS OF OPERATIONS

Consolidated summary

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts

	2004	Change	2003	Change	2002
Operating revenues	$7,381	10%	$6,711	4%	$6,422
Operating expenses	$5,233	11%	$4,730	5%	$4,496
Operating income	$2,148	8%	$1,981	3%	$1,926
Net income, as reported	$1,317	9%	$1,211	4%	$1,160
Earnings per share, as reported
Basic	$4.98	11%	$4.49	3%	$4.35
Diluted	$4.92	10%	$4.46	3%	$4.31

A discussion of operating results of the company’s newspaper and broadcasting segments, along with other factors affecting net income, follows. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segments in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP in the company’s consolidated statements of income, is presented in Note 11 “Business Operations and Segment Information” of the consolidated financial statements.

The company’s growth over the years has been through, in part, the acquisition of businesses. Certain operating results information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of 2004 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Newspapers

In addition to its domestic local newspapers, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest (including the SMG operations acquired in 2003), which publishes daily and non-daily newspapers in the United Kingdom, and Gannett Offset commercial printing. The newspaper segment in 2004 contributed 89% of the company’s revenues and 84% of its operating income.

Record earnings were achieved by the newspaper segment in 2004, driven by revenue gains in all major advertising categories, and reflecting the results from the newly acquired SMG Publishing business, Clipper Magazine, Inc. and NurseWeek. In addition, a favorable currency exchange rate positively impacted newspaper earnings. Newsquest’s financial results (including SMG) were translated from British pounds to U.S. dollars using a weighted average rate of $1.82 for 2004, as compared to $1.63 for 2003.

Newspaper operating results were as follows:

In millions of dollars

	2004	Change	2003	Change	2002
Revenues	$6,560	9%	$5,991	6%	$5,651
Expenses	$4,746	11%	$4,278	6%	$4,035
Operating income	$1,814	6%	$1,713	6%	$1,616
Operating cash flow	$2,013	6%	$1,903	6%	$1,797

Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 19%, respectively, of total newspaper revenues in 2004. Ad revenues also include those derived from advertising placed with newspaper Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the last three years.

Newspaper operating revenues, in millions of dollars

	2004	Change	2003	Change	2002
Advertising	$4,913	12%	$4,397	7%	$4,123
Circulation	$1,238	2%	$1,213	3%	$1,182
Commercial printing and other	$409	7%	$381	10%	$346
Total	$6,560	9%	$5,991	6%	$5,651

The table below presents the components of reported advertising revenues for the last three years.

Advertising revenues, in millions of dollars

	2004	Change	2003	Change	2002
Local	$2,079	12%	$1,849	5%	$1,761
National	$789	8%	$732	8%	$678
Classified	$2,045	13%	$1,816	8%	$1,684
Total ad revenue	$4,913	12%	$4,397	7%	$4,123

Reported advertising revenues for 2004 increased $516 million or 12%, while pro forma revenues presented in a separate table below reflect an 8% increase. The variance between reported amounts and pro forma amounts relates principally to the acquisition of NurseWeek in 2004 and the acquisitions of Clipper Magazine and SMG Publishing in 2003.

In the tables that follow, newspaper advertising linage, circulation volume statistics and related revenue results are presented on a pro forma basis.

For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts below, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however.

Advertising revenues, in millions of dollars (pro forma)

	2004	Change	2003	Change	2002
Local	$2,087	6%	$1,969	3%	$1,908
National	$789	7%	$738	6%	$696
Classified	$2,045	11%	$1,835	5%	$1,742
Total ad revenue	$4,921	8%	$4,542	5%	$4,346

Advertising linage, in millions of inches, and preprint distribution (pro forma)

	2004	Change	2003	Change	2002
Local	37.9	—	38.0	(2)%	38.8
National	4.2	2%	4.1	8%	3.8
Classified	59.8	2%	58.9	4%	56.7
Total Run-of-Press	101.9	1%	101.0	2%	99.3
Preprint distribution (millions)	11,707	3%	11,347	9%	10,455

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

In millions of dollars

	2004	2003	2002
Pro forma ad revenues	$4,921	$4,542	$4,346
Add: Effect of dispositions	1	10	12
Less: Effect of acquisitions	(9)	(155)	(235)

As reported ad revenues	$4,913	$4,397	$4,123

Reported local ad revenues were up $230 million or 12% in 2004. Pro forma local ad revenues were up 6%, with pro forma linage down slightly from last year. Local ad revenues benefited from the full year effect of the Clipper and SMG acquisitions in 2003, the acquisition of NurseWeek in 2004 and growth in revenues from non-daily publications and preprints. The performance of the company’s small and medium-sized advertisers in its domestic newspapers outpaced the revenue performance of its largest advertisers.

Reported national ad revenues were up $57 million or 8% in 2004. Pro forma national ad revenues increased 7% on a 2% pro forma volume increase. This reflects improvement at certain of the company’s larger domestic newspapers, including USA TODAY, and the U.K. properties. National revenues at USA TODAY increased 7%, reflecting strength in the entertainment, retail and financial categories, which more than offset weakness in the travel, technology and telecommunications categories.

Reported classified ad revenues increased $229 million or 13%. On a pro forma basis, classified ad revenues rose 11%, with pro forma linage up 2%. Classified ad revenue gains were driven by strength in the employment and real estate categories and online advertising at our local domestic and U.K. newspapers. On a pro forma basis, employment ad revenues rose 20% and real estate ad revenues improved 12% for the year. Automotive ad revenues declined 1% in 2004 due to decreased spending by local dealers in the company’s domestic newspaper markets.

Newspaper advertising revenues in millions, as reported.

Looking to 2005, modest ad revenue and volume growth are anticipated in most categories and in most newspaper markets but with growth expected to be uneven on a month-to-month basis. The company will continue to develop and invest in new non-daily products throughout the newspaper group to enhance revenue growth. Revenue results for 2005 will be affected by the general economic performance in the U.S. and the U.K., consumer confidence, the strength of the job market, weakening or strengthening in the British pound-to-U.S. dollar exchange rate and the geopolitical environment.

Reported 2004 newspaper circulation revenues increased $25 million or 2% over 2003, primarily as a result of the full year effect of the SMG acquisition, a higher foreign exchange rate for Newsquest operations and improvement at USA TODAY. Circulation revenues at USA TODAY rose 10% in 2004, benefiting from a $0.25 single-copy price increase implemented on Sept. 7, 2004, and an increase in average daily circulation. The price increase affected approximately 900,000 copies sold each day at newsstands and newsracks.

USA TODAY’s average daily circulation for 2004 increased 2% to 2,301,569. USA TODAY reported an average daily paid circulation of 2,311,954 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 26, 2004, a 3% increase over the comparable period a year earlier.

For local newspapers, morning circulation accounts for approximately 80% of total daily volume, while evening circulation accounts for 20%.

Newspaper circulation revenues in millions, as reported.

Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)

	2004	Change	2003	Change	2002
Local Newspapers
Morning	4,747	(2)%	4,829	(1)%	4,898
Evening	1,207	(3)%	1,238	(3)%	1,277
Total daily	5,954	(2)%	6,067	(2)%	6,175
Sunday	6,866	(2)%	7,026	(1)%	7,087

Readership studies indicate that a typical newspaper’s reach is considerably greater than its paid circulation. That’s attributed in part to “pass-along” readership, or those reading newspapers that they didn’t subscribe to or purchase, such as multiple adults reading the newspaper in a household, those reading restaurant copies or newspapers at work, in libraries, etc.

According to the ABC, an independent auditing firm, there has been increased emphasis on readership (the actual number of people reading newspapers) as a meaningful circulation measurement tool within the U.S. newspaper industry. Therefore, readership has become increasingly important to advertisers as they decide where to place their advertising.

The ABC Reader Profiles include the number of people reading each newspaper sold, a “readers per copy” measure, for both weekday and Sunday editions. Based on data from ABC Reader Profiles reported for certain of the company’s newspapers, an average of 2.39 adults read a typical copy of a weekday Gannett newspaper; on Sunday the average is 2.34.

For 2003, reported advertising revenues increased $274 million, or 7%. A higher foreign exchange rate for Newsquest operations favorably impacted revenue comparisons and also the SMG and Texas-New Mexico transactions.

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

Reported classified ad revenues increased $132 million or 8%. On a pro forma basis, classified ad revenues increased 5%, with pro forma linage up 4%. Classified ad revenue gains were driven by strength in the automotive and real estate categories and online advertising at our local domestic and U.K. newspapers. Employment ad revenues were adversely impacted by the weak U.S. labor market. Overall, on a reported and pro forma basis, the company’s classified results from Newsquest were stronger than its domestic results

Reported 2003 newspaper circulation revenues increased $31 million or 3% primarily as a result of the SMG and Texas-New Mexico transactions. On a pro forma basis, local morning and Sunday circulation volumes declined 1% and evening circulation declined 3% from 2002. Selected circulation price increases were implemented in 2003 at certain newspapers.

USA TODAY’s average daily circulation for 2003 increased 1% to 2,251,035. USA TODAY reported an average daily paid circulation of 2,243,142 in the ABC Publisher’s Statement for the 26 weeks ended Sept. 28, 2003, a slight increase over the comparable period a year earlier.

Newspaper operating expense: Newspaper operating costs rose $468 million or 11%, in 2004, primarily due to the SMG, Clipper Magazine and NurseWeek acquisitions, increased newsprint and sales expenses, higher insurance and benefit costs, and a higher foreign exchange rate for Newsquest operations. In 2003, benefit costs were tempered due to changes in certain retiree benefits at U.S. locations. Expenses associated with non-daily publications also increased as a result of the overall growth in these products. The company incurred significant costs for the conversion of the coin mechanisms and the promotion of USA TODAY’s single-copy price increase. Newsprint expense increased 12% reflecting higher year-over-year prices and a 1% increase in consumption. Newspaper payroll costs were up 9% for the year reflecting the added costs from the recent acquisitions and the unfavorable impact of currency on expense comparisons. Newspaper operating costs, excluding the SMG, Clipper Magazine and NurseWeek transactions, increased $296 million or 7%.

For 2005, newsprint consumption is expected to be lower, however average prices are expected to increase. Payroll and benefit costs are also expected to increase.

Newspaper operating costs rose $243 million, or 6%, in 2003 primarily as a result of the SMG, Clipper Magazine and Texas- New Mexico transactions, increased commercial printing volume, higher newsprint expense and higher insurance, pension and other employee benefit costs. Benefit cost increases in 2003 were tempered by modifications to certain retiree and employee benefit programs. The higher foreign exchange rate in 2003 for Newsquest operations also adversely impacted expense comparisons. Newsprint expense increased 10% reflecting higher year-over-year prices and increased consumption due primarily to the aforementioned transactions and increased commercial printing activity. Newsprint expense, excluding the 2003 transactions mentioned above, increased 7%. Newsprint consumption increased 4%. Newspaper payroll costs were up 7% for the year again reflecting added costs from the 2003 acquisitions and the unfavorable impact of currency on expense comparisons. Newspaper operating costs, excluding the SMG, Clipper Magazine and Texas-New Mexico transactions, increased $131 million or 3%.

Newspaper operating income: Operating income increased $101 million or 6% over 2003, reflecting improved operating results in the U.S. and U.K. The improvement is largely due to the solid growth in all categories of advertising revenue, the positive impact from the SMG, Clipper and NurseWeek acquisitions, and favorable foreign exchange rates. The earnings growth was partially offset by increased newsprint expense and sales, insurance and benefit costs. The company has expanded its market reach in many of its newspaper locations by investing in non-daily publications. These publications have contributed to advertising revenue and earnings growth, however operating margins for these products are generally lower than daily newspaper margins.

Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.82 for 2004, as compared to $1.63 for 2003.

For 2005, newspaper operating income is expected to show continued growth, reflecting modest ad revenue gains, partially offset by higher newsprint, payroll and benefit costs.

Operating income for 2003 increased $97 million or 6% over 2002. The operating income improvement was largely due to the impact of earnings from the SMG and Texas-New Mexico transactions, favorable foreign exchange rates and gains in advertising revenues. Earnings growth was tempered by overall increased employee benefit costs and newsprint expense.

Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of $1.63 for 2003, as compared to $1.50 for 2002.

Broadcasting

The company’s broadcasting operations at the end of 2004 included 21 television stations in markets reaching 17.9% of U.S. television homes and Captivate Network, Inc., which was acquired in April 2004.

Over the last three years, reported broadcasting revenues, expenses, operating income and operating cash flows were as follows:

In millions of dollars

	2004	Change	2003	Change	2002
Revenues	$822	14%	$720	(7)%	$771
Expenses	$421	8%	$390	(3)%	$400
Operating income	$401	22%	$330	(11)%	$371
Operating cash flow	$430	21%	$356	(10)%	$397

Reported broadcast revenues increased $102 million or 14% for 2004. Revenues benefited from a record level of political and Olympic related advertising revenues. Local and national advertising revenues increased 7% and 22%, respectively, over 2003. Political and Olympic related revenues exceeded $120 million in 2004. Excluding Captivate, broadcast revenues increased 12%.

Reported operating expenses increased $31 million or 8%. Excluding Captivate, television operating expenses increased 4% in 2004 primarily due to higher advertising sales and marketing costs associated with higher revenue levels, and to higher benefit costs. Payroll costs were 7% higher for the year, reflecting the added cost from the Captivate acquisition.

For 2005, television revenues and earnings comparisons with 2004 levels will be challenging because of the absence of political and Olympic related advertising.

Total broadcast revenues declined $51 million or 7% for 2003. The revenue decline reflected a challenging comparison with 2002, which benefited from approximately $100 million in political and Olympic related ad spending. Ad demand in 2003 was also negatively impacted by the hostilities overseas. Local and national advertising revenues decreased 1% and 15%, respectively, from 2002.

Reported operating expenses declined $10 million or 3% in 2003 as lower programming and advertising sales costs were partially offset by increased news and employee benefit costs.

Broadcasting revenues in millions, as reported.

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars

	2004	Change	2003	Change	2002
Cost of sales	$3,821	11%	$3,454	6%	$3,254
Selling, general and admin. expenses	$1,168	12%	$1,045	2%	$1,019
Depreciation	$232	4%	$223	4%	$215
Amortization of intangible assets	$12	50%	$8	14%	$7

Cost of sales for 2004 increased $367 million or 11%, reflecting the full-year effect of the 2003 SMG and Clipper Magazine acquisitions, increased costs from the 2004 NurseWeek and Captivate acquisitions, higher newsprint expense and higher medical and other employee benefit costs. In 2003, benefit costs were tempered due to changes in certain retiree benefits at U.S. locations. Average newsprint prices were up 11% over 2003. The higher foreign exchange rate in 2004 for Newsquest operations adversely impacted expense comparisons and expenses associated with non-daily products increased as a result of the overall growth of these products.

Selling, general and administrative expenses (SG&A) increased by $123 million or 12% in 2004 also due primarily to new businesses acquired in 2003 and 2004 and the higher foreign exchange rate for U.K. operations. Higher newspaper ad sales expenses, as well as higher sales and marketing costs in broadcasting were incurred, reflecting higher revenue levels for both business segments in 2004.

Depreciation expense increased 4% in 2004 and amortization of intangible assets increased 50%, primarily due to businesses acquired and the higher exchange rate for U.K. operations.

For 2005, the company expects employee benefit costs to increase further. Medical costs are expected to increase as the high rate of medical cost inflation continues throughout the U.S. Pension costs are also expected to increase because of a lower discount rate at the end of 2004.

Cost of sales for 2003 increased $200 million or 6%, reflecting businesses acquired during the year, higher newsprint expense, and increased pension and other employee benefit costs. Benefit cost increases were tempered by modifications to certain retiree and employee benefits. Average newsprint prices increased 5% in 2003.

SG&A increased in 2003 by $26 million or 2% due also primarily to new businesses acquired during the year and to generally higher newspaper advertising sales expenses.

Depreciation expense increased 4% in 2003 and amortization of intangible assets increased 13%, primarily due to businesses acquired and the higher exchange rate for U.K. operations.

Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2004	2003	2002
Payroll and employee benefits	49.0%	49.5%	47.6%
Newsprint and other production material	18.2%	17.2%	16.7%

Non-operating income and expense

Interest expense in 2004 increased $1 million or 1% reflecting higher debt levels in the last six months due to share repurchases and higher short-term interest rates. Most of the company’s debt is in commercial paper for which the daily average outstanding balance was $2.3 billion and $2.4 billion during 2004 and 2003, respectively. The weighted average interest rate on commercial paper was 1.4% for 2004 and 1.2% for 2003.

In 2005, the company’s average borrowing rates are expected to increase; however, the company expects that lower debt levels in 2005 will partially offset the effect of higher borrowing rates.

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

In all years shown, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses. In 2004, other non-operating items also include a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga., for two daily newspapers in Tennessee. In 2003, other non-operating items also include the non-monetary gain on the company’s sale of 33.8% of its interest in the El Paso Times (see further discussion on page 18). For 2004 and 2003, non-operating items also include minority interest expense related to the Texas-New Mexico Newspapers Partnership and the Ashland Media partnership.

Operating cash flow

The company’s consolidated operating cash flow totaled $2.392 billion in 2004 compared to $2.213 billion in 2003 and $2.149 billion in 2002. The 8% increase in operating cash flow for 2004 reflects the increase in earnings for newspapers and television. The table below presents operating cash flow as a percent of revenue over the last 5 years.

Operating cash flow, as a percent of revenue.

Management considers the operating cash flow as a percent of revenue along with other measures to evaluate the financial performance of the company. The company uses this metric because it is a common alternative measure of financial performance used by rating agencies, financial analysts and investors.

Provision for income taxes

The company’s effective income tax rate was 34.0% in 2004, 34.2% in 2003 and 34.3% in 2002. The American Jobs Creation Act will favorably affect the company’s effective tax rate in 2005.

Net income

In 2004, the company reported net income of $1.32 billion or $4.92 per diluted share, up 9% and 10%, respectively, reflecting higher operating income from newspapers and broadcasting. Net non-operating costs were higher in 2004, principally due to the non-monetary gain recognized in 2003 on the El Paso Times transaction. In 2004, a similar, but smaller non-monetary gain was recognized on the exchange of the Gainesville, Ga., daily newspaper for two dailies in Tennessee.

Average diluted shares outstanding for 2004 totaled 267,590,000, compared to 271,872,000 in 2003. Basic shares totaled 264,714,000 for 2004 and 269,559,000 for 2003. The decline in diluted and basic shares outstanding in 2004 is primarily due to the company’s repurchase of 20.0 million shares of common stock, most of which occurred in the second half of the year.

The share repurchases will have a favorable impact on earnings per share in 2005, particularly in the first half.

Refer to page 29 for discussion of a new accounting rule for stock based compensation, which will negatively impact earnings beginning in the third quarter of 2005.

In 2003, the company reported net income of $1.21 billion or $4.46 per diluted share, up 4% and 3%, respectively. Operating income from newspapers increased in 2003 while it declined for the broadcasting segment. Net non-operating costs were lower principally due to lower interest expense and the non-monetary gain recognized on the sale of the company’s 33.8% interest in its El Paso newspaper in the first quarter of 2003.

Income from continuing operations, in millions.

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was nearly $1.6 billion in 2004, reflecting solid newspaper and broadcasting results partially offset by pension contributions of $50 million to the Gannett Retirement Plan and $37 million to the U.K. Retirement Plans. Cash used by the company for investing activities totaled $463 million. This reflects capital spending of $280 million; $169 million for the acquisitions of NurseWeek, Captivate, and several smaller businesses, and $51 million for a one-third equity interest in CrossMedia Services, Inc. and other investments such as CareerBuilder. Cash used by the company for financing activities totaled $1 billion in 2004. This reflects repurchase of approximately 20 million shares of the company’s stock for $1.7 billion (see further discussion on page 28) and the payment of dividends totaling $273 million. These financing cash flows were partially offset by proceeds from commercial paper borrowings, net of debt issuance costs, totaling $773 million, and proceeds from the exercise of stock options totaling $116 million.

There were no significant changes in the make up or level of the company’s working capital accounts in 2004.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2004	2003	2002
Current ratio	1.4-to-1	1.3-to-1	1.2-to-1
Accounts receivable turnover	7.9	7.7	7.9
Newsprint inventory turnover	6.2	6.3	6.2

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

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 26, 2004	Dec. 28, 2003
Unsecured promissory notes	$2,711,316	$1,927,500
Unsecured global notes	1,796,023	1,794,455
Other indebtedness	100,404	112,556

Total long-term debt	$4,607,743	$3,834,511

The unsecured promissory notes at Dec. 26, 2004, were due from Dec. 27, 2004, to Jan. 28, 2005, with rates varying from 2.10% to 2.30%.

The unsecured promissory notes at Dec. 28, 2003, were due from Dec. 29, 2003, to Jan. 29, 2004, with rates varying from 1.04% to 1.08%.

The maximum amount of such promissory notes outstanding at the end of any period during 2004 and 2003 was $2.9 billion and $2.7 billion, respectively. The daily average outstanding balance was $2.3 billion during 2004 and $2.4 billion during 2003 and the weighted average interest rate on commercial paper was 1.4% for 2004 and 1.2% for 2003. The weighted average interest rate on all debt was 3.3% for 2004 and 3.1% for 2003.

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

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with those acquisitions. The Newsquest and Newscom notes ($9.9 million and $73.8 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 26, 2004, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.9% at Dec. 26, 2004).

In March 2004, the company terminated its $1.53 billion multi-year revolving credit agreement that was due to expire in July 2005. The company also terminated its $1.3375 billion 364-day revolving credit facility that was due to expire in March 2004. Coincident with the termination of the two credit agreements, the company entered into a $2.46 billion revolving credit agreement, which consisted of a $622.5 million 364-day facility that extends to March 2005 and a $1.8375 billion 5-year facility that extends to March 2009. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option. Also in March 2004, the company entered into a $200 million two-year revolving credit facility that extends to March 2006. At the end of the two-year period, any borrowings outstanding under the two-year credit facility are convertible into a one-year term loan at the company’s option. At December 26, 2004, the company had a total of $4.025 billion of credit available under three revolving credit agreements.

In December 2004, the company received commitments of $691.875 million from a group of banks to provide a 5-year facility to replace the $622.5 million 364-day facility that was scheduled to mature in March 2005. At the same time, the company also amended and extended the existing 2002 $1.365 billion five-year facility until January 2010. These facilities became effective in January 2005, at which time the company’s credit available under four revolving credit agreements increased to $4.094 billion.

The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured global notes due in 2005 and Newsquest and Newscom notes are classified as long-term debt.

The commitment fee rates for the March 2004 revolving credit agreements may range from .05% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 26, 2004, were .06% for the 364-day facility and .08% for the multi-year facilities. At the option of the company, the interest rate on borrowings under these agreements may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The commitment fee rates for the 2002 5-year revolving credit agreement may range from .07% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 26, 2004, was .08%. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .50% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The revolving credit agreements in place at Dec. 26, 2004, contain restrictive provisions that require the maintenance of net worth of at least $3.5 billion and an interest coverage ratio of 3:1. At Dec. 26, 2004, and Dec. 28, 2003, net worth was $8.2 billion and $8.4 billion, respectively. The interest coverage ratio for the year ended Dec. 26, 2004, was 16:1. Subsequent to the January 2005 effective date for the new credit agreements (discussed above), none of the company’s credit agreements contain interest coverage ratio provisions.

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

Approximate annual maturities of long-term debt, assuming that the company had used its $4.025 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global notes due in 2005 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2005	$—
2006	9,911
2007	697,746
2008	80,764
2009	1,264,073
Later years	2,555,249

Total	$4,607,743

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at Dec. 26, 2004, compared with a book value of $4.6 billion.

At Dec. 26, 2004 and Dec. 28, 2003, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

The company has a capital expenditure program (not including business acquisitions) of approximately $280 million planned for 2005, including approximately $47 million for land and buildings or renovation of existing facilities, $205 million for machinery and equipment, and $28 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2005 capital program will be funded from operating cash flow.

Off balance sheet arrangements and contractual obligations

The following table summarizes the expected cash outflows resulting from financial contracts and commitments.

Contractual obligations

In millions of dollars

	Payments due by period
	Total	2005	2006-07	2008-09	Thereafter
Long-term debt (1)	$4,608	$—	$708	$1,345	$2,555
Operating leases (2)	305	49	82	63	111
Purchase obligations (3)	536	198	138	74	126
Programming contracts	123	41	56	19	7
Other long-term liabilities	519	46	54	93	326

Total	$6,091	$334	$1,038	$1,594	$3,125

(1)	See Note 5 to the Financial Statements. The amounts included above do not include any periodic interest payments.
(2)	See Note 10 to the Financial Statements.
(3)	Includes purchase obligations related to printing contracts, capital projects, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 26, 2004, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

Programming contracts include television commitments reflected in the consolidated balance sheet and commitments to purchase programming to be produced in future years.

Other long-term liabilities primarily consist of amounts expected to be paid under postretirement benefit plans.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals approximately $72 million held by Ponderay.

In connection with the acquisition of Clipper Magazine, Inc., the company is contingently liable to pay additional cash consideration of up to $45 million, dependent on whether certain operating performance metrics are achieved by Clipper. The additional consideration would be payable beginning in 2006 and continue through 2009.

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

Capital stock

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of its common stock. On May 12, 2004, July 13, 2004 and Oct. 26, 2004, the company announced that its authority to repurchase shares was increased by $500 million, $1.0 billion and $500 million, respectively. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion, leaving $614 million available for future share repurchases. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

In December 2004, the company amended certain option award agreements to accelerate vesting of approximately 3.9 million options for which the exercise price was above the then current market price. The options affected by the acceleration of vesting were principally comprised of the entire grant made on December 12, 2003, which had an option price of $87.33 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $21.73 per option.

Because the company has accounted for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because these options were priced above current market, the acceleration of vesting of these options did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration on pro forma stock based compensation required to be disclosed in the financial statement footnotes under the provisions of SFAS No. 123, was to increase such disclosed cost by approximately $52 million.

The options were accelerated to reduce the expense impact in 2005 and beyond of a new accounting standard for stock based compensation. The action also provides employees with the opportunity to improve the timing of their ability to realize potential stock price appreciation above $87, following a year in which the company’s stock price had declined. A discussion of the new accounting standard is included on page 29 and in Note 1 to the financial statements on page 39.

An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding future contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants.

The company’s common stock outstanding at Dec. 26, 2004, totaled 254,344,624 shares, compared with 272,417,046 shares at Dec. 28, 2003.

Dividends

Dividends declared on common stock amounted to $274 million in 2004, compared with $264 million in 2003, reflecting an increase in the dividend rate partially offset by a decrease in shares outstanding.

Dividends declared per share.

On Oct. 1, 2004, the quarterly dividend was increased from $.25 to $.27 per share.

Cash dividends		Payment date	Per share
2004	4th Quarter	Jan. 3, 2005	$.27
	3rd Quarter	Oct. 1, 2004	$.27
	2nd Quarter	July 1, 2004	$.25
	1st Quarter	April 1, 2004	$.25

2003	4th Quarter	Jan. 2, 2004	$.25
	3rd Quarter	Oct. 1, 2003	$.25
	2nd Quarter	July 1, 2003	$.24
	1st Quarter	April 1, 2003	$.24

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

The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related to Newsquest and reported as part of shareholders’ equity, totaled $630 million at Dec. 26, 2004. This reflects an overall strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 26, 2004, exchange rate of $1.92. Refer to Item 7A below for additional detail.

Other matters: On Oct. 22, 2004, the company entered into an agreement, conditional upon regulatory consent, to acquire the assets of HomeTown Communications Network, Inc., a community publishing company with newspapers, telephone directories, shoppers and niche publications in Michigan, Ohio and Kentucky. The HomeTown Communications Network features one daily and 62 weekly and twice-weekly community newspapers, with an aggregate, audited circulation greater than 740,000. The network also includes 24 community telephone directories with a total distribution of nearly 1.5 million; a shopping guide; and other specialty and niche publications. The company has a digital operation, with Web sites and Web-based services including design and production, as well as commercial typesetting and printing from four plants.

The transaction is under regulatory review however, as of the date of this report, the company has not received clearance. The company is complying with the data requests made by the U.S. Department of Justice.

New accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the company no later than the beginning of its third quarter of 2005. Management has not determined which transition alternative it will elect upon adoption of SFAS No. 123(R).

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position or cash flows. The impact of adoption of SFAS No. 123(R) will be to reduce operating results for the second half of 2005. Had SFAS No. 123(R) been applied in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements on page 38.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for 2004 would have decreased approximately 1%.

Because the company has $2.7 billion in commercial paper obligations outstanding at Dec. 26, 2004, that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $13.6 million, respectively.

Refer to page 26 for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gannett Co., Inc.:

We have completed an integrated audit of Gannett Co., Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gannett Co., Inc. and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

McLean, Virginia

February 25, 2005

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Assets	Dec. 26, 2004	Dec. 28, 2003
Current assets
Cash and cash equivalents	$135,874	$67,188
Trade receivables (less allowance for doubtful receivables of $44,413 and $41,530, respectively)	954,432	907,619
Other receivables	77,976	66,348
Inventories	120,064	115,924
Prepaid expenses	82,349	66,182

Total current assets	1,370,695	1,223,261

Property, plant and equipment
Land	242,139	239,437
Buildings and improvements	1,494,289	1,382,861
Machinery, equipment and fixtures	3,017,347	2,846,446
Construction in progress	117,174	219,154

Total	4,870,949	4,687,898
Less accumulated depreciation	(2,117,504)	(2,005,630)

Net property, plant and equipment	2,753,445	2,682,268

Intangible and other assets
Goodwill	9,860,782	9,601,767
Indefinite-lived and other amortized intangible assets, less accumulated amortization of $30,898 and $19,264, respectively	256,355	108,736
Investments and other assets	1,157,974	1,090,207

Total intangible and other assets	11,275,111	10,800,710

Total assets	$15,399,251	$14,706,239

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Liabilities and shareholders’ equity	Dec. 26, 2004	Dec. 28, 2003
Current liabilities
Accounts payable
Trade	$302,104	$323,015
Other	28,504	29,807
Accrued liabilities
Compensation	116,797	100,750
Interest	25,952	25,954
Other	167,647	150,890
Dividend payable	69,132	68,143
Income taxes	132,737	101,663
Deferred income	162,577	161,615

Total current liabilities	1,005,450	961,837

Deferred income taxes	821,949	743,975
Long-term debt	4,607,743	3,834,511
Postretirement medical and life insurance liabilities	322,616	337,989
Other long-term liabilities	386,130	312,507

Total liabilities	7,143,888	6,190,819

Minority interests in consolidated subsidiaries	91,361	92,439

Commitments and contingent liabilities (see Note 10)

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,420,732 shares, as to both years	324,421	324,421
Additional paid-in capital	563,279	471,581
Retained earnings	10,487,960	9,444,791
Accumulated other comprehensive income	591,487	319,305

	11,967,147	10,560,098

Less Treasury stock, 70,076,108 shares and 52,003,686 shares, respectively, at cost	(3,803,145)	(2,137,117)

Total shareholders’ equity	8,164,002	8,422,981

Total liabilities, minority interests and shareholders’ equity	$15,399,251	$14,706,239

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars

Fiscal year ended	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Net operating revenues
Newspaper advertising	$4,912,603	$4,397,244	$4,122,685
Newspaper circulation	1,238,097	1,212,891	1,182,103
Broadcasting	821,543	719,884	771,303
All other	409,040	381,096	346,158

Total	7,381,283	6,711,115	6,422,249

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	3,821,435	3,453,769	3,254,003
Selling, general and administrative expenses, exclusive of depreciation	1,168,148	1,044,796	1,019,493
Depreciation	232,387	223,261	215,117
Amortization of intangible assets	11,634	8,271	7,327

Total	5,233,604	4,730,097	4,495,940

Operating income	2,147,679	1,981,018	1,926,309

Non-operating (expense) income
Interest expense	(140,647)	(139,271)	(146,359)
Interest income	4,548	5,207	3,448
Other non-operating items	(16,194)	(6,641)	(18,870)

Total	(152,293)	(140,705)	(161,781)

Income before income taxes	1,995,386	1,840,313	1,764,528
Provision for income taxes	678,200	629,100	604,400

Net income	$1,317,186	$1,211,213	$1,160,128

Net income per share - basic	$4.98	$4.49	$4.35

Net income per share - diluted	$4.92	$4.46	$4.31

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

Fiscal year ended	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Cash flows from operating activities
Net income	$1,317,186	$1,211,213	$1,160,128
Adjustments to reconcile net income to operating cash flows
Depreciation	232,387	223,261	215,117
Amortization of intangibles	11,634	8,271	7,327
Minority interest	8,912	7,596	—
Provision for deferred income taxes	77,974	65,434	175,144
Pension contributions, net of pension expense	(15,273)	76,024	(300,707)
Other, net, including gains on sales	(27,098)	(47,253)	(5,671)
Increase in receivables	(42,263)	(69,948)	(16,783)
(Increase) decrease in inventories	(3,438)	(14,153)	3,647
Decrease in accounts payable	(10,162)	(12,666)	(15,869)
Increase (decrease) in interest and taxes payable	24,083	28,483	(155,299)
Change in other assets and liabilities, net	11,833	4,747	(35,334)

Net cash flow from operating activities	1,585,775	1,481,009	1,031,700

Cash flows from investing activities
Purchase of property, plant and equipment	(279,790)	(281,264)	(274,828)
Payments for acquisitions, net of cash acquired	(169,262)	(482,650)	(35,266)
Payments for investments	(50,521)	(28,328)	(126,270)
Proceeds from investments	13,552	12,825	45,262
Proceeds from sale of certain assets	23,180	13,012	5,450

Net cash used for investing activities	(462,841)	(766,405)	(385,652)

Cash flows from financing activities
Proceeds of unsecured global notes, net of debt issuance fees	—	—	1,786,687
Issuance (payments) of unsecured promissory notes and other indebtedness	773,232	(712,754)	(2,325,647)
Dividends paid	(273,028)	(260,737)	(247,721)
Cost of common shares repurchased	(1,668,760)	—	—
Proceeds from issuance of common stock upon exercise of stock options	115,984	235,939	84,899
Distributions to minority interest in consolidated partnerships	(9,490)	(1,900)	—

Net cash used for financing activities	(1,062,062)	(739,452)	(701,782)

Effect of currency exchange rate change	7,814	1,662	5,479

Increase (decrease) in cash and cash equivalents	68,686	(23,186)	(50,255)
Balance of cash and cash equivalents at beginning of year	67,188	90,374	140,629

Balance of cash and cash equivalents at end of year	$135,874	$67,188	$90,374

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands of dollars

Fiscal years ended December 29, 2002, December 28, 2003, and December 26, 2004	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Deferred compensation related to ESOP	Total
Balance: Dec. 30, 2001	$324,421	$210,256	$7,589,069	$(103,287)	$(2,275,737)	$(8,800)	$5,735,922

Net income, 2002			1,160,128				1,160,128
Foreign currency translation adjustment				160,896			160,896
Unrealized loss on securities, net of tax benefit of $1,548				(2,526)			(2,526)
Minimum pension liability adjustment, net of tax benefit of $6,676				(10,893)			(10,893)

Total comprehensive income							1,307,605

Dividends declared, 2002: $.94 per share			(251,217)				(251,217)
Stock options exercised		42,210			42,378		84,588
Stock issued under incentive plan		3,461			1,802		5,263
Tax benefit derived from stock incentive plans		23,851					23,851
Compensation expense related to ESOP						5,748	5,748
Tax benefit from ESOP			35				35

Balance: Dec. 29, 2002	$324,421	$279,778	$8,498,015	$44,190	$(2,231,557)	$(3,052)	$6,911,795

Net income, 2003			1,211,213				1,211,213
Foreign currency translation adjustment				296,349			296,349
Other than temporary impairment, net of taxes of $544				932			932
Minimum pension liability adjustment, net of tax benefit of $13,586				(22,166)			(22,166)

Total comprehensive income							1,486,328

Dividends declared, 2003: $.98 per share			(264,437)				(264,437)
Stock options exercised		143,076			92,586		235,662
Stock issued under incentive plan		3,975			1,854		5,829
Restricted stock issued under incentive plan		115					115
Tax benefit derived from stock incentive plans		44,637					44,637
Compensation expense related to ESOP						3,052	3,052

Balance: Dec. 28, 2003	$324,421	$471,581	$9,444,791	$319,305	$(2,137,117)	$—	$8,422,981

Net income, 2004			1,317,186				1,317,186
Foreign currency translation adjustment				277,189			277,189
Minimum pension liability adjustment, net of tax benefit of $3,070				(5,007)			(5,007)

Total comprehensive income							1,589,368

Dividends declared, 2004: $1.04 per share			(274,017)				(274,017)
Treasury stock acquired					(1,668,760)		(1,668,760)
Stock options exercised		76,720			39,238		115,958
Restricted stock issued under incentive plan		334			19		353
Tax benefit derived from stock incentive plans		14,644					14,644
Other treasury stock activity					(36,525)		(36,525)

Balance: Dec. 26, 2004	$324,421	$563,279	$10,487,960	$591,487	$(3,803,145)	$—	$8,164,002

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2004 fiscal year ended on Dec. 26, 2004, and encompassed a 52-week period. The company’s 2003 and 2002 fiscal years also encompassed 52-week periods.

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

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the company’s estimate of credit exposure, determined principally on the basis of its collection experience.

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

Goodwill and other intangible assets: Intangible assets and goodwill represent the excess of acquisition cost over the fair value of other assets acquired net of liabilities assumed at the time operating properties were purchased. The company follows Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. The company annually performs an impairment test of its goodwill and indefinite lived intangible assets and has determined that no impairment of recorded goodwill or indefinite lived intangible assets existed at Dec. 26, 2004. Intangible assets that have finite useful lives are amortized over those useful lives. See additional detail in Note 3 on page 40.

Valuation of long-lived assets: In accordance with SFAS No. 144, the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and gains or losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 26, 2004, and Dec. 28, 2003, such investments aggregated approximately $24 million and $21 million, respectively. Investments in public equity securities are classified as available for sale with related gains and losses included in equity as other comprehensive income.

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

Stock-based employee compensation: Stock-based compensation is accounted for using the intrinsic value-based method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

In thousands, except per share amounts

	2004	2003	2002
Net income
As reported	$1,317,186	$1,211,213	$1,160,128
Less: compensation expense determined under SFAS No. 123, net of tax	(119,174)	(60,336)	(49,791)

Pro forma	$1,198,012	$1,150,877	$1,110,337

Net income per share - basic
As reported	$4.98	$4.49	$4.35
Pro forma	$4.53	$4.27	$4.16

Net income per share - diluted
As reported	$4.92	$4.46	$4.31
Pro forma	$4.47	$4.24	$4.13

For the company’s principal options grants, which occur in December of each year, the fair value of the options was established using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yields of 1.24%, 1.33% and 1.34%; expected volatility of 13.62%, 19.16% and 26.12%; risk-free interest rates of 3.71%, 3.83% and 3.89%; and expected lives of six years for grants in 2004 and seven years for grants in 2003 and 2002.

On December 23, 2004, the company amended certain employee option award agreements to accelerate vesting of approximately 3.9 million options for which the exercise price was above the then current market price. The options affected by the acceleration of vesting were principally comprised of the entire grant made on December 12, 2003, which had an option price of $87.33 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $21.73 per option. The company’s stock price closed at $80.69 on December 23, 2004.

Because the company has accounted for stock-based compensation using the intrinsic value method and because these options were priced above the then current market, the acceleration of vesting of these options did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration was to increase pro forma stock-based compensation cost shown above and reduce pro forma net income by approximately $52 million.

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

New accounting pronouncements: On Dec. 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the company no later than the beginning of its third quarter of 2005. Management has not determined which transition alternative it will elect upon adoption of SFAS No. 123(R).

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact the company’s results of operations, although it will have no impact on the company’s overall financial position or cash flows. The impact of adoption of SFAS No. 123(R) will be to reduce operating results for the second half of 2005. Had SFAS No. 123(R) been applied in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1 to the consolidated financial statements on page 38.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2

Acquisitions, exchanges, dispositions and investments

2004: On Feb. 2, 2004, the company acquired NurseWeek, a multi-media company with print publications and an award-winning Web site focused on the recruitment, recognition and education of nurses. NurseWeek is published as a separate publication of Nursing Spectrum, a wholly owned subsidiary of the company. Altogether, Nursing Spectrum operations now include 12 regional magazines with a combined circulation of more than 1 million registered nurses.

On Feb. 16, 2004, the company exchanged its daily newspaper, The Times in Gainesville, Ga., and non-daily publications in the Gainesville area for two daily newspapers and non-daily publications in Tennessee, plus cash consideration. The company recorded this transaction as two simultaneous but separate events; that is, the sale of its publications in Gainesville for which a non-operating gain was recognized and the acquisition of the publications in Tennessee accounted for under the purchase method of accounting. The non-monetary gain from the exchange transaction is reflected in non-operating income.

In April 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in the elevators of premier office towers across North America.

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc., a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

The company also purchased a small daily newspaper in Wisconsin and several small non-daily publications in the U.S. and the U.K.

The 2004 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $169 million and were recorded under the purchase method of accounting. The company is in the process of completing valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary.

On Aug. 31, 2004, the company completed the sale of its NBC affiliate in Kingman, Ariz., KMOH-TV.

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

In April 2003, the company purchased 100% of the stock of the publishing business of Scottish Media Group plc (SMG). The SMG publishing business consists of three Scottish regional newspapers; 11 specialty consumer and business-to-business magazine titles; and an online advertising and content business.

In August 2003, the company acquired the majority interest in the Ashland Media Group in Phoenix, Ariz. Ashland Media publishes TV y Más, La Voz and TV Shopper, which are weekly publications. Ashland Media also has a direct marketing business, AZ Mail.

On Oct. 31, 2003, the company acquired the assets of Clipper Magazine, Inc., one of the nation’s largest direct-mail advertising magazine companies and several affiliated operations.

The company also purchased several small non-daily publications in the U.S. and in the U.K.

The 2003 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $483 million and were recorded under the purchase method of accounting.

2002: The company purchased several small non-daily publications in the U.S. and in the U.K., a commercial printing business in Wisconsin and a defense magazine in McLean, Va. These acquisitions, which had an aggregate cash purchase price of approximately $35 million, were accounted for under the purchase method of accounting. The company contributed its Vincennes (Ind.) Sun-Commercial newspaper to the Gannett Foundation in July 2002. The Gannett Foundation is a not-for-profit, private foundation that makes charitable awards in the communities in which Gannett operates its newspapers and television stations. These business acquisitions and dispositions did not materially affect the company’s financial position or results of operations.

In October 2002, the company acquired a one-third equity interest in CareerBuilder, LLC, an online service providing recruitment resources, for approximately $98 million.

NOTE 3

Goodwill and other intangible assets

Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 144.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at the reporting unit level at least annually. The company has performed an impairment test of its goodwill and indefinite-lived intangible assets at Dec. 26, 2004, at Dec. 28, 2003, and at Dec. 29, 2002, and determined that no impairment of goodwill or indefinite-lived intangible assets existed.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at Dec. 26, 2004, and Dec. 28, 2003. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

In thousands of dollars

	Gross	Accumulated Amortization	Net
Dec. 26, 2004
Goodwill	$9,860,782	$—	$9,860,782
Indefinite-lived intangibles	119,953	—	119,953
Amortized intangible assets:
Customer relationships	159,472	29,818	129,654
Other	7,828	1,080	6,748

Total	$10,148,035	$30,898	$10,117,137

Dec. 28, 2003
Goodwill	$9,601,767	$—	$9,601,767
Customer relationships	128,000	19,264	108,736

Total	$9,729,767	$19,264	$9,710,503

Amortization expense was approximately $11.6 million in 2004 and $8.3 million in 2003. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. In 2004, ad archives, real estate access rights and patents were also acquired whose lives are between three and ten years and are amortized on a straight-line basis. For each of the next five years, amortization expense relating to the amortized intangibles is expected to be approximately $15 million.

In thousands of dollars

	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 29, 2002	$7,296,021	$1,526,278	$8,822,299
Acquisitions	498,968	—	498,968
Foreign currency exchange rate changes	280,500	—	280,500

Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767

Acquisitions & adjustments	$6,431	$27,059	$33,490
Dispositions	(6,535)	—	(6,535)
Foreign currency exchange rate changes	231,799	261	232,060

Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782

In thousands of dollars

	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangibles
Balance at Dec. 28, 2003	$—	$—	$—

Acquisitions & adjustments	$114,641	$—	$114,641
Foreign currency exchange rate changes	5,312	—	5,312

Balance at Dec. 26, 2004	$119,953	$—	$119,953

In thousands of dollars

	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 29, 2002	$98,807	$—	$98,807
Acquisitions	18,200	—	18,200
Amortization	(8,271)	—	(8,271)

Balance at Dec. 28, 2003	$108,736	$—	$108,736

Acquisitions	$32,800	$6,500	$39,300
Amortization	(11,159)	(475)	(11,634)

Balance at Dec. 26, 2004	$130,377	$6,025	$136,402

NOTE 4

Consolidated statements of cash flows

Cash paid in 2004, 2003 and 2002 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars

	2004	2003	2002
Income taxes	$577,254	$555,039	$722,034
Interest	$140,649	$140,097	$121,697

Interest in the amount of $4.8 million, $3.4 million and $2.1 million was capitalized in 2004, 2003 and 2002, respectively.

Other

In connection with the establishment of the Texas-New Mexico Newspapers Partnership in 2003, the company recorded a minority interest liability totaling $90 million. No other significant liabilities were assumed in connection with the 2004, 2003 and 2002 acquisitions.

In 2003 and 2002, the company issued 87,263 and 82,942 shares of common stock, respectively, in settlement of previously granted stock incentive rights for the four-year period 1999-2002 and the compensation liability of $9.0 million and $7.7 million, respectively, for these rights was transferred to shareholders’ equity. At Dec. 26, 2004, there are no remaining stock incentive rights.

NOTE 5

Long-term debt

The long-term debt of the company is summarized below:

In thousands of dollars

	Dec. 26, 2004	Dec. 28, 2003
Unsecured promissory notes	$2,711,316	$1,927,500
Unsecured global notes	1,796,023	1,794,455
Other indebtedness	100,404	112,556

Total long-term debt	$4,607,743	$3,834,511

The unsecured promissory notes at Dec. 26, 2004, were due from Dec. 27, 2004, to Jan. 28, 2005, with rates varying from 2.10% to 2.30%.

The unsecured promissory notes at Dec. 28, 2003, were due from Dec. 29, 2003, to Jan. 29, 2004, with rates varying from 1.04% to 1.08%.

The maximum amount of such promissory notes outstanding at the end of any period during 2004 and 2003 was $2.9 billion and $2.7 billion, respectively. The daily average outstanding balance was $2.3 billion during 2004 and $2.4 billion during 2003 and the weighted average interest rate on commercial paper was 1.4% for 2004 and 1.2% for 2003. The weighted average interest rate on all debt was 3.3% for 2004 and 3.1% for 2003.

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

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with those acquisitions. The Newsquest and Newscom notes ($9.9 million and $73.8 million, respectively) bear interest at .5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 26, 2004, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (1.9% at Dec. 26, 2004).

In March 2004, the company terminated its $1.53 billion multi-year revolving credit agreement that was due to expire in July 2005. The company also terminated its $1.3375 billion 364-day revolving credit facility that was due to expire in March 2004. Coincident with the termination of the two credit agreements, the company entered into a $2.46 billion revolving credit agreement, which consisted of a $622.5 million 364-day facility that extends to March 2005 and a $1.8375 billion 5-year facility that extends to March 2009. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a one-year term loan at the company’s option. Also in March 2004, the company entered into a $200 million two-year revolving credit facility that extends to March 2006. At the end of the two-year period, any borrowings outstanding under the two-year credit facility are convertible into a one-year term loan at the company’s option. At Dec. 26, 2004, the company had a total of $4.025 billion of credit available under three revolving credit agreements.

In December 2004, the company received commitments of $691.875 million from a group of banks to provide a 5-year facility to replace the $622.5 million 364-day facility that was scheduled to mature in March 2005. At the same time, the company also amended and extended the existing 2002 $1.365 billion five-year facility until January 2010. These facilities became effective in January 2005, at which time the company’s credit available under four revolving credit agreements increased to $4.094 billion.

The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured global notes due in 2005 and Newsquest and Newscom notes are classified as long-term debt.

The commitment fee rates for the March 2004 revolving credit agreements may range from .05% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rates in effect on Dec. 26, 2004, were .06% for the 364-day facility and .08% for the multi-year facilities. At the option of the company, the interest rate on borrowings under these agreements may be .17% to .55% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The commitment fee rates for the 2002 5-year revolving credit agreement may range from .07% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 26, 2004, was .08%. At the option of the company, the interest rate on borrowings under this agreement may be .17% to .50% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The revolving credit agreements in place at Dec. 26, 2004, contain restrictive provisions that require the maintenance of net worth of at least $3.5 billion and an interest coverage ratio of 3:1. At Dec. 26, 2004, and Dec. 28, 2003, net worth was $8.2 billion and $8.4 billion, respectively. The interest coverage ratio for the year ended Dec. 26, 2004, was 16:1. Subsequent to the January 2005 effective date for the new credit agreements (discussed above), none of the company’s credit agreements contain interest coverage ratio provisions.

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

Approximate annual maturities of long-term debt, assuming that the company had used its $4.025 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global notes due in 2005 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars
2005	$—
2006	9,911
2007	697,746
2008	80,764
2009	1,264,073
Later years	2,555,249

Total	$4,607,743

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.7 billion at Dec. 26, 2004, compared with a book value of $4.6 billion.

At Dec. 26, 2004, and Dec. 28, 2003, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

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

The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2004, 2003 and 2002 are presented in the following table:

In thousands of dollars

	2004	2003	2002
Service cost - benefits earned during the period	$89,239	$77,378	$69,486
Interest cost on benefit obligation	165,594	155,933	152,534
Expected return on plan assets	(212,063)	(170,099)	(181,198)
Amortization of transition asset	(10)	(68)	(68)
Amortization of prior service credit	(21,435)	(20,340)	(19,594)
Amortization of actuarial loss	55,765	72,026	36,114

Pension expense for company-sponsored retirement plans	77,090	114,830	57,274
Union and other pension cost	12,429	7,388	7,150

Pension cost	$89,519	$122,218	$64,424

The following table provides a reconciliation of benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of the company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars

	Dec. 26, 2004	Dec. 28, 2003
Change in benefit obligation
Net benefit obligation at beginning of year	$2,737,741	$2,402,386
Service cost	89,239	77,378
Interest cost	165,594	155,933
Plan participants’ contributions	13,165	10,500
Plan amendments	91	(4,327)
Actuarial loss	86,195	192,701
Foreign currency translation	18,394	40,530
Gross benefits paid	(142,637)	(137,360)
Net benefit obligation at end of year	$2,967,782	$2,737,741

Change in plan assets
Fair value of plan assets at beginning of year	$2,453,044	$2,021,991
Actual return on plan assets	240,745	487,808
Plan participants’ contributions	13,165	10,500
Employer contributions	92,363	35,091
Gross benefits paid	(142,637)	(137,360)
Foreign currency translation	15,985	35,014
Fair value of plan assets at end of year	$2,672,665	$2,453,044

Funded status at end of year	$(295,117)	$(284,697)
Unrecognized net actuarial loss	1,048,832	1,039,202
Unrecognized prior service credit	(143,203)	(160,576)
Unrecognized net transition asset	—	(10)
Net amount recognized at end of year	$610,512	$593,919

Amounts recognized in Consolidated Balance Sheets
Prepaid benefit cost	$730,257	$702,656
Intangible assets	$2,712	$3,077
Accumulated other comprehensive loss related to minimum pension liability	$32,040	$23,144
Accrued benefit cost	$(154,497)	$(134,958)

Pension costs: The following assumptions were used to determine net pension costs.

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected return on asset assumption was determined based on the plan’s asset allocations, a review of historic capital market performance, historical plan performance and a forecast of expected future asset returns. The company lowered its expected return on asset assumption from 9.5% in 2002 to 8.75% in 2003 due to changes in the capital markets. The company reviews this long-term assumption on a periodic basis. The company also lowered its discount rate from 6.75% at the end of 2002, to 6.25% at the end of 2003 and 5.75% at the end of 2004.

Benefit obligations and funded status: The accumulated benefit obligation for all of the company-sponsored retirement plans was $2.6 billion and $2.4 billion at the end of 2004 and 2003, respectively. On an Accumulated Benefit Obligation measurement basis, the Gannett Retirement Plan and the company’s plans in the U.K. were more than fully funded at the end of 2004. The Projected Benefit Obligation exceeds the fair value of plan assets for all of the company-sponsored retirement plans. The following assumptions were used to determine the year-end benefit obligation.

	2004	2003
Discount rate	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%

The following table presents information for those company retirement plans for which assets exceed accumulated benefits:

In thousands of dollars

	2004	2003
Accumulated benefit obligation	$2,455,221	$2,264,172
Fair value of plan assets	2,672,665	2,453,044

The accumulated benefit obligation for the company’s unfunded retirement plans was approximately $154 million and $135 million at Dec. 26, 2004 and Dec. 28, 2003, respectively.

The company did not contribute to the Gannett Retirement Plan in 2003; however, it contributed $50 million to the plan in February 2004. In December 2002 the company contributed $330 million to the Gannett Retirement Plan. The company contributed approximately $37.2 million in 2004 and $30.4 million in 2003 to its U.K. retirement plans. At this time, the company does not plan to make any substantial contribution to the Gannett Retirement Plan or its U.K. retirement plans in 2005.

Employer contributions and gross benefits paid reflected in the above tables include approximately $5.1 million and $4.7 million paid from company assets in 2004 and 2003, respectively.

Plan assets: The fair value of plan assets is approximately $2.7 billion and $2.5 billion at the end of 2004 and 2003, respectively. The expected long-term rate of return on these assets was 8.75% for 2004 and 2003. The asset allocation for company-sponsored pension plans at the end of 2004 and 2003, and target allocations for 2005, by asset category, are presented in the table below.

	Target Allocation 2005	Allocation of Plan Assets
		2004	2003
Equity securities	60%	60%	63%
Debt securities	32	32	29
Real estate	1	1	1
Other	7	7	7

Total	100%	100%	100%

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

Retirement plan assets include approximately 1,242,300 shares of the company’s common stock valued at approximately $100 million and $111 million at the end of 2004 and 2003, respectively.

Cash flows: The company contributed $50 million to the Gannett Retirement Plan in February 2004 and contributed approximately $37.2 million to its U.K. retirement plans in 2004. In addition, the company plans to make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars

2005	$145,420
2006	153,038
2007	161,032
2008	170,832
2009	179,974
2010-2014	1,079,299

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

Postretirement benefit cost for health care and life insurance for 2004, 2003 and 2002 included the following components:

In thousands of dollars
	2004	2003	2002
Service cost - benefits earned during the period	$2,039	$3,132	$3,535
Interest cost on net benefit obligation	15,561	19,756	19,337
Amortization of prior service credit	(12,461)	(11,839)	(10,888)
Amortization of actuarial loss	2,280	1,589	—

Net periodic postretirement benefit cost	$7,419	$12,638	$11,984

Curtailment gain	$—	$(30,710)	$—

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

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which the company adopted in the third quarter of 2004. The provisions of the Act were adopted retroactively to the beginning of fiscal 2004, resulting in a $23.5 million reduction in the accumulated post retirement benefit obligation (APBO). This reduction in the APBO due to the Act is treated as an actuarial gain. The effect of applying FAS 106-2 reduced the company’s net periodic postretirement benefit cost by approximately $2.5 million.

In 2003, the company recognized a curtailment gain of $30.7 million with respect to the elimination of postretirement medical and life insurance benefits for employees under 40 years of age on Jan. 1, 2004, and subsequent new hires.

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars
	Dec. 26, 2004	Dec. 28, 2003
Change in benefit obligation
Net benefit obligation at beginning of year	$280,896	$331,814
Service cost	2,039	3,132
Interest cost	15,561	19,756
Plan participants’ contributions	5,692	6,392
Plan amendment	—	(73,930)
Actuarial (gain) loss	(2,953)	24,848
Gross benefits paid	(29,125)	(31,116)
Net benefit obligation at end of year	$272,110	$280,896

Change in plan assets
Fair value of plan assets at beginning of year	$0	$0
Employer contributions	23,433	24,724
Plan participants’ contributions	5,692	6,392
Gross benefits paid	(29,125)	(31,116)
Fair value of plan assets at end of year	$0	$0

Benefit obligation at end of year	$272,110	$280,896
Unrecognized net actuarial loss	(63,691)	(69,588)
Unrecognized prior service credit	114,197	126,681

Accrued postretirement benefit cost	$322,616	$337,989

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Health care cost trend on coverage – pre 65	12.00%	10.00%	7.00%
Health care cost trend on coverage – post 65	12.00%	10.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2009	2008	2005

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	2004	2003
Discount rate	5.75%	6.25%
Health care cost trend rate assumed for next year	11.00%	12.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2009	2009

An 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% increase in the health care cost trend rate used would result in increases of approximately $18 million in the 2004 postretirement benefit obligation and $1 million in the aggregate service and interest components of the 2004 expense. The effect of a 1% decrease in the health care cost trend rate used would result in decreases of approximately $16 million in the 2004 postretirement benefit obligation and $1 million in the aggregate service and interest components of the 2004 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars

	Benefit Payments	Subsidy Benefits
2005	$31,159	$—
2006	32,634	1,405
2007	33,952	1,434
2008	35,102	1,445
2009	35,924	1,424
2010-2014	181,238	5,335

The above table includes the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 8

Income taxes

The provision for income taxes consists of the following:

In thousands of dollars

2004	Current	Deferred	Total
Federal	$475,346	$50,745	$526,091
State and other	73,674	7,016	80,690
Foreign	51,206	20,213	71,419

Total	$600,226	$77,974	$678,200

In thousands of dollars

2003	Current	Deferred	Total
Federal	$458,871	$42,390	$501,261
State and other	70,990	5,860	76,850
Foreign	33,805	17,184	50,989

Total	$563,666	$65,434	$629,100

In thousands of dollars

2002	Current	Deferred	Total
Federal	$367,788	$136,372	$504,160
State and other	46,094	15,462	61,556
Foreign	15,374	23,310	38,684

Total	$429,256	$175,144	$604,400

The components of earnings from continuing operations before income taxes consist of the following:

In thousands of dollars

	2004	2003	2002
Domestic	$1,603,242	$1,534,113	$1,522,530
Foreign	392,144	306,200	241,998

Total	$1,995,386	$1,840,313	$1,764,528

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2004	2003	2002
U.S statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.6	2.7	2.3
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(3.0)	(3.2)	(2.5)
Other, net	(0.6)	(0.3)	(0.5)

Effective tax rate	34.0%	34.2%	34.3%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes.

Deferred tax liabilities and assets were composed of the following at the end of 2004 and 2003:

In thousands of dollars

	Dec. 26, 2004	Dec. 28, 2003
Liabilities
Accelerated depreciation	$392,863	$365,307
Accelerated amortization of deductible intangibles	348,974	301,776
Pension	170,954	196,956
Other	140,604	114,962

Total deferred tax liabilities	1,053,395	979,001

Assets
Accrued compensation costs	(60,511)	(55,189)
Postretirement medical and life	(119,732)	(125,806)
Other	(51,203)	(54,031)

Total deferred tax assets	(231,446)	(235,026)

Net deferred tax liabilities	$821,949	$743,975

Deferred U.S. income taxes have not been recorded for basis differences related to investments in foreign subsidiaries because such differences are expected to be essentially permanent in duration. These basis differences were approximately $851 million and $607 million at Dec. 26, 2004 and Dec. 28, 2003, respectively. Due to complexities in tax laws and the various assumptions that would have to be made, it is not practicable to estimate the amount of income taxes that might otherwise be recorded on such differences.

NOTE 9

Capital stock, stock options, incentive plans

The company’s earnings per share from continuing operations (basic and diluted) for 2004, 2003 and 2002 are presented below:

In thousands, except per share amounts

	2004	2003	2002
Net income	$1,317,186	$1,211,213	$1,160,128

Weighted average number of common shares outstanding (basic)	264,714	269,559	266,885
Effect of dilutive securities
Stock options	2,873	2,312	2,221
Stock incentive rights	—	—	180
Restricted stock	3	1	—

Weighted average number of common shares outstanding (diluted)	267,590	271,872	269,286

Earnings per share (basic)	$4.98	$4.49	$4.35
Earnings per share (diluted)	$4.92	$4.46	$4.31

The diluted earnings per share amounts exclude the effects of approximately 5.2 million stock options outstanding for 2004 and 2003 and 2.4 million stock options for 2002, as their inclusion would be antidilutive.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of the company’s common stock. On May 12, 2004, July 13, 2004 and Oct. 26, 2004, the company announced that its authority to repurchase shares was increased by $500 million, $1.0 billion and $500 million, respectively. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion, leaving $614 million available for future share repurchases. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan), which replaced the 1978 Long-Term Executive Incentive Plan (1978 Plan). The Plan, as amended, is administered by the Executive Compensation Committee of the Board of Directors and provides for the issuance of up to 32.5 million shares of company common stock for awards granted on or after May 7, 2001. No more than 5,000,000 of the authorized shares may be granted in the aggregate in the form of Restricted Stock, Performance Shares and/or Performance Units. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the Board of Directors. The 1978 Plan did not provide for granting awards to members of the board. The Plan provides that shares of common stock subject to awards granted under the Plan become available again for issuance under the Plan if such awards are canceled or forfeited. A similar feature existed under the 1978 Plan but with the adoption of the Omnibus Plan, canceled or forfeited shares subject to grants under the 1978 Plan are permanently retired.

Stock options may be granted as either non-qualified stock options or incentive stock options. The options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day the option is granted. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of stock options to any participant in any fiscal year to no more than 1,000,000 shares. The limit under the 1978 Plan was 350,000 shares. Under the 1978 Plan, options issued prior to 1996 had an eight-year exercise period. Options issued from 1996 through November 2004 have a ten year exercise period, and options issued in December 2004 have an 8 year exercise period. Options generally become exercisable at 25% per year after a one-year waiting period. On Dec. 23, 2004, however, the company amended certain option award agreements to accelerate vesting of approximately 3.9 million options for which the exercise price was above the current market price. The options affected by acceleration of vesting were principally comprised of the entire grant made on Dec. 12, 2003, which has an option price of $87.33 (equal to the market price on the granted date).

A Stock Appreciation Right (SAR) is a right to receive an amount in any combination of cash or common stock equal in value to the excess of the fair market value of the shares covered by such SAR on the date of exercise over the aggregate exercise price of the SAR for such shares. SARs may be granted in tandem with related options or freestanding. The exercise price of a SAR is equal to the fair market value of a share of common stock on the date the SAR is granted. No more than 1,000,000 shares of common stock may be granted in the form of SARs to any participant in any fiscal year. No SARs have been granted as of Dec. 26, 2004.

Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. Under the 1978 Plan, such awards could be issued in the form of Stock Incentive Rights (SIR). These rights entitle an employee to receive one share of common stock at the end of a four-year incentive period conditioned on the employee’s continued employment with the company. The Plan continues to permit the issuance of such awards but also allows restrictions other than the incentive period. Additionally, under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year. Under the 1978 Plan there was no limit. No restricted stock awards in the form of a SIR have been issued from July 2000 to December 2004, and all previously granted awards matured and were paid out in 2003.

During 2004, four members of the Board of Directors were awarded 5,395 shares of restricted stock in a form other than a SIR as part of their compensation plans. During 2003, five members of the Board of Directors were awarded 6,992 shares of such restricted stock. These awards vest over three years and expense is recognized over the three-year vesting period based on the grant price of the restricted stock. All vested shares will be issued to the directors when they leave the board.

In 2004, as a part of a new compensation agreement, the Board of Directors awarded the Chairman restricted stock units related to the company’s common stock. Effective July 1, 2004 and for a 12-month period, the Chairman receives a restricted stock unit award that vests with respect to 1,603 shares per month of Gannett’s common stock. If the Chairman remains in the company’s employ on July 1, 2005, he will receive an additional restricted stock unit award that will vest with respect to 1,603 shares of common stock per month for an additional 12-month period. Upon vesting, the value of the shares is contributed to the Chairman’s account under the Gannett Deferred Compensation Plan. Any portion of the restricted stock unit grants remaining unvested will be forfeited upon the Chairman’s termination for any reason. The awards are charged to expense as they vest. Also during 2003, a restricted stock unit grant of $150,000 was awarded to the company’s Chairman, which was deferred under the Deferred Compensation Plan and converted into 1,913 shares of company common stock. The award was charged to expense when granted.

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

A summary of the status of the company’s stock option awards as of Dec. 26, 2004, Dec. 28, 2003, and Dec. 29, 2002, and changes thereto during the years then ended is presented below:

2004 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	24,213,062	$70.34
Granted	5,147,813	81.08
Exercised	(1,778,164)	61.93
Canceled	(354,146)	73.96
Outstanding at end of year	27,228,565	72.88
Options exercisable at year end	18,224,406	71.26

Weighted average fair value of Options granted during the year	$15.18

2003 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	23,841,229	$63.53
Granted	5,413,986	86.76
Exercised	(4,363,284)	53.95
Canceled	(678,869)	67.28
Outstanding at end of year	24,213,062	70.34
Options exercisable at year end	10,968,269	64.21

Weighted average fair value of Options granted during the year	$21.73

2002 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	20,526,064	$59.57
Granted	5,813,750	70.24
Exercised	(2,027,943)	42.41
Canceled	(470,642)	64.62
Outstanding at end of year	23,841,229	63.53
Options exercisable at year end	10,766,605	59.14

Weighted average fair value of Options granted during the year	$21.48

Further information about stock options outstanding at Dec. 26, 2004, follows:

Range of exercise prices	Number outstanding at 12/26/04	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number exercisable at 12/26/04	Weighted average exercise price
$32.00-40.00	447,380	2.0	$37.38	447,380	$37.38
$41.00-50.00	13,400	2.0	$45.86	13,400	$45.86
$51.00-60.00	3,608,799	5.4	$55.71	3,608,799	$55.71
$61.00-70.00	5,886,933	6.3	$68.25	4,663,007	$67.97
$71.00-79.00	7,064,597	7.2	$71.46	4,297,147	$72.13
$80.00-89.00	10,207,456	8.4	$84.18	5,194,673	$87.30

	27,228,565	7.1	$72.88	18,224,406	$71.26

401(k) Savings Plan

In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees could elect to save up to 15% of compensation on a pre-tax basis subject to certain limits. This limit was increased to 20% in 2002. The company matches 50% of the first 6% of employee contributions. From inception through June 2003, the match was funded with company common stock issued through an Employee Stock Ownership Plan (ESOP) established in 1990 when the 401(k) plan was introduced. The ESOP acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company, and the shares were pledged as collateral for the loan. The company made monthly contributions to the ESOP equal to the ESOP’s debt service requirements less dividends. All dividends received by the ESOP were used to pay debt service. As the debt was paid, shares were released as collateral and were available for allocation to participants. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding future contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants. Beginning in 2002, Plan participants were able to fully diversify their Plan investments. Previously, employees under age 55 could not sell the shares of Gannett common stock they received as the company-match portion of the 401(k) plan.

For the period during which the company funded the match with company stock, the company followed the shares allocated method in accounting for its ESOP. Under that method, the costs of shares allocated to match employees’ contributions or to replace dividends that are used for debt service are accounted for as compensation expense. The cost of unallocated shares is reported as deferred compensation in the financial statements. The company, at its option, may repurchase shares from employees who leave the Plan. The shares are purchased at fair market value, and the difference between the original cost of the shares and fair market value is expensed at the time of purchase. The company has not repurchased any shares since June 2003 and currently has no plans to do so in the future. All of the shares initially purchased by the ESOP are considered outstanding for earnings per share calculations. Dividends on allocated and unallocated shares are recorded as reductions of retained earnings. Compensation expense for the 401(k) match and repurchased shares was $29 million in 2004, $17.3 million in 2003 and $10.7 million in 2002.

In 2002, the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest. In July 2004, options covering 143,000 shares were subscribed to by Newsquest employees. These options are exercisable in July 2007.

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

NOTE 10

Commitments and contingent liabilities

Litigation: On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a purported class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after Jan. 1, 1998, the date that certain amendments to the Plan took effect. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the ultimate outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate-related, are as follows:

In thousands of dollars

2005	$48,539
2006	43,847
2007	38,226
2008	33,099
2009	29,870
Later years	110,678

Total	$304,259

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $5 million. Total rental costs reflected in continuing operations were $59 million in 2004, $57 million in 2003 and $56 million in 2002.

Program broadcast contracts: The company has commitments under program broadcast contracts totaling $94 million for programs to be available for telecasting in the future.

Guarantees: The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan that totals $72 million held by Ponderay.

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

Other: In connection with the acquisition of Clipper Magazine, Inc., the company is contingently liable to pay additional cash consideration of up to $45 million, dependent on whether certain operating performance metrics are achieved by Clipper. The additional consideration would be payable beginning in 2006 and continue through 2009.

On Oct. 22, 2004, the company entered into an agreement, conditional upon regulatory consent, to acquire the assets of HomeTown Communications Network, Inc., a community publishing company with newspapers, telephone directories, shoppers and niche publications in Michigan, Ohio and Kentucky. The HomeTown Communications Network features one daily and 62 weekly and twice-weekly community newspapers, with an aggregate, audited circulation greater than 740,000. The network also includes 24 community telephone directories with a total distribution of nearly 1.5 million; a shopping guide; and other specialty and niche publications. The company has a digital operation, with Web sites and Web-based services including design and production, as well as commercial typesetting and printing from four plants.

The transaction is under regulatory review; however, as of the date of this report, the company has not received clearance. The company is complying with the data requests made by the U.S. Department of Justice.

NOTE 11

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, and broadcasting.

The newspaper segment at the end of 2004 consisted of 101 U.S. daily newspapers in 40 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; and USA WEEKEND, a magazine supplement for newspapers. The newspaper segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of more than 300 titles that includes 17 paid-for daily newspapers, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper segment in the U.S. also includes more than 750 non-daily publications, a nationwide network of offset presses for commercial printing, newspaper-related online businesses and several smaller businesses.

As discussed in Note 1, the company accounts for results from its 50% owned joint operating agencies in Detroit and Tucson on the equity method of accounting (as a net amount in other operating revenue for the newspaper segment). The newspaper segment also reflects minority interests in a newspaper publishing partnership and a newsprint production partnership.

The broadcasting segment’s activities for 2004 include the operation of 21 U.S. television stations reaching 17.9 percent of U.S. television homes and Captivate Network, Inc.

The company’s foreign revenues in 2004, 2003 and 2002 totaled approximately $1.2 billion, $983 million and $788 million, respectively, principally from publications distributed in the United Kingdom. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $3.6 billion, $3.3 billion, and $2.6 billion at Dec. 26, 2004, Dec. 28, 2003 and Dec. 29, 2002, respectively.

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

Corporate assets include cash and cash equivalents, certain investments, and plant and equipment primarily used for corporate purposes. Interest capitalized has been included as a corporate capital expenditure for purposes of segment reporting.

In thousands of dollars

Business segment financial information

	2004	2003	2002
Operating revenues
Newspaper publishing	$6,559,740	$5,991,231	$5,650,946
Broadcasting	821,543	719,884	771,303

	$7,381,283	$6,711,115	$6,422,249

Operating income
Newspaper publishing	$1,813,814	$1,713,163	$1,615,664
Broadcasting	400,743	330,054	371,132
Corporate (1)	(66,878)	(62,199)	(60,487)

	$2,147,679	$1,981,018	$1,926,309

Depreciation and amortization
Newspaper publishing	$199,108	$189,805	$181,669
Broadcasting	29,341	26,394	25,429
Corporate (1)	15,572	15,333	15,346

	$244,021	$231,532	$222,444

Operating cash flow (2)
Newspaper publishing	$2,012,922	$1,902,968	$1,797,333
Broadcasting	430,084	356,448	396,561
Corporate (1)	(51,306)	(46,866)	(45,141)

	$2,391,700	$2,212,550	$2,148,753

Identifiable assets
Newspaper publishing	$12,722,906	$12,136,877	$11,117,735
Broadcasting	2,037,085	1,990,214	2,037,605
Corporate (1)	639,260	579,148	577,674

	$15,399,251	$14,706,239	$13,733,014

Capital expenditures
Newspaper publishing	$256,010	$259,680	$221,647
Broadcasting	18,934	15,886	40,383
Corporate (1)	4,846	5,698	12,798

	$279,790	$281,264	$274,828

(1)	Corporate amounts represent those not directly related to the company’s two business segments.
(2)	Operating cash flow amounts represent operating income plus depreciation and amortization of intangible assets.

The following is a reconciliation of operating cash flow amounts to operating income:

In thousands of dollars

	2004	2003	2002
Newspaper publishing
Operating cash flow	$2,012,922	$1,902,968	$1,797,333
Less:
Depreciation	(187,949)	(181,534)	(174,342)
Amortization	(11,159)	(8,271)	(7,327)
Operating income	$1,813,814	$1,713,163	$1,615,664

Broadcasting
Operating cash flow	$430,084	$356,448	$396,561
Less:
Depreciation	(28,866)	(26,394)	(25,429)
Amortization	(475)	—	—

Operating income	$400,743	$330,054	$371,132

Corporate (1)
Operating cash flow	$(51,306)	$(46,866)	$(45,141)
Less:
Depreciation	(15,572)	(15,333)	(15,346)
Amortization	—	—	—

Operating income	$(66,878)	$(62,199)	$(60,487)

All segments
Operating cash flow	$2,391,700	$2,212,550	$2,148,753
Less:
Depreciation	(232,387)	(223,261)	(215,117)
Amortization	(11,634)	(8,271)	(7,327)

Operating income	$2,147,679	$1,981,018	$1,926,309

SELECTED FINANCIAL DATA

(See notes a and b on page 54)

In thousands of dollars, except per share amounts

	2004	2003	2002	2001	2000
Net operating revenues
Newspaper advertising	$4,912,603	$4,397,244	$4,122,685	$4,119,773	$3,972,936
Newspaper circulation	1,238,097	1,212,891	1,182,103	1,188,467	1,082,759
Broadcasting	821,543	719,884	771,303	662,652	788,767
All other	409,040	381,096	346,158	328,714	339,624

Total	7,381,283	6,711,115	6,422,249	6,299,606	6,184,086

Operating expenses
Costs and expenses	4,989,583	4,498,565	4,273,496	4,265,994	3,990,915
Depreciation	232,387	223,261	215,117	202,456	195,428
Amortization of intangible assets	11,634	8,271	7,327	241,321	180,487

Total	5,233,604	4,730,097	4,495,940	4,709,771	4,366,830

Operating income	2,147,679	1,981,018	1,926,309	1,589,835	1,817,256
Non-operating (expense) income
Interest expense	(140,647)	(139,271)	(146,359)	(221,854)	(219,228)
Other	(11,646)	(1,434)	(15,422)	2,616	10,812

Income before income taxes	1,995,386	1,840,313	1,764,528	1,370,597	1,608,840

Provision for income taxes	678,200	629,100	604,400	539,400	636,900

Income from continuing operations	$1,317,186	$1,211,213	$1,160,128	$831,197	$971,940

Income from continuing operations:
per basic/diluted share	$4.98/$4.92	$4.49/$4.46	$4.35/$4.31	$3.14/$3.12	$3.65/$3.63

Comparable Basis Reporting (1)
Income from continuing operations, as reported	$1,317,186	$1,211,213	$1,160,128	$831,197	$971,940

Adjustment for SFAS No. 142:
add back goodwill amortization, net of tax	—	—	—	215,688	160,332

Adjusted income from continuing operations	$1,317,186	$1,211,213	$1,160,128	$1,046,885	$1,132,272

Adjusted income from continuing operations:
per basic/diluted share (1)	$4.98/$4.92	$4.49/$4.46	$4.35/$4.31	$3.95/$3.92	$4.25/$4.22

Other selected financial data
Dividends declared per share	$1.04	$.98	$.94	$.90	$.86
Weighted average number of common shares outstanding in thousands:
basic	264,714	269,559	266,885	264,821	266,426
diluted	267,590	271,872	269,286	266,833	268,118
Financial position
Long-term debt, excluding current maturities	$4,607,743	$3,834,511	$4,547,265	$5,080,025	$5,747,856
Shareholders’ equity	$8,164,002	$8,422,981	$6,911,795	$5,735,922	$5,103,410
Total assets	$15,399,251	$14,706,239	$13,733,014	$13,096,101	$12,980,411
Return on equity (2)	15.9%	15.8%	18.3%	19.3%	23.3%
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	10.9%	3.2%	38.5%	(14.0)%	10.9%
diluted	10.3%	3.5%	38.1%	(14.0)%	11.3%
Comparable basis earnings from continuing operations, after tax, per share (1):
basic	10.9%	3.2%	10.1%	(7.1)%	15.2%
diluted	10.3%	3.5%	9.9%	(7.1)%	15.6%
Dividends declared per share	6.1%	4.3%	4.4%	4.7%	4.9%
Credit ratios
Long-term debt, excluding current maturities to shareholders’ equity	56.4%	45.5%	65.8%	88.6%	112.6%
Times interest expense earned	15.3X	14.2X	13.2X	7.2X	8.3X

(1)	As if Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which eliminated the amortization of goodwill and indefinite-lived intangible assets, had been adopted for all periods presented – see Note 3 on page 40.
(2)	Calculated using income from continuing operations on a comparable basis.

NOTES TO SELECTED FINANCIAL DATA

(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries which are listed on page 55.

Note 2 of the consolidated financial statements on pages 39-40 contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 2000-2004

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its significant acquisitions since the beginning of 2000 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.

Acquisitions 2000-2004

Year acquired	Name	Location	Publication times or business
2000	WJXX-TV News Communications & Media plc	Jacksonville, Fla. United Kingdom	Television station Daily and weekly newspapers and other publications
	Certain assets of Thomson Newspapers Inc.	Wisconsin, Ohio, Louisiana, Maryland, Utah	19 daily and numerous weekly newspapers
	Central Newspapers, Inc.	Arizona, Indiana, Louisiana	6 daily newspapers and other related businesses
	Daily World	Opelousas, La.	Daily newspaper

2001	The Bulletin Board The Dimbleby Newspapers	Montgomery, Ala. London, U.K.	Weekly newspaper Weekly newspapers

2002	Action Advertising	Fond du Lac, Wis.	Commercial printing business

2003	Texas-New Mexico Newspapers Partnership InfiNet	Texas, New Mexico Norfolk, Va.	Daily newspapers Internet publishing and information service
	SMG Publishing	United Kingdom	Daily newspapers, magazines and other related businesses
	Cuarto Poder Publicaciones, LLC; Ashland Publishing, LLC; Ashland	Phoenix, Ariz.	Weekly newspapers and direct marketing company
Printing and Mailing, LLC and AZ Mail
	Clipper Magazine, Inc.	Lancaster, Pa.	Direct-mail advertising magazine company, advertising agency, email customer retention service and Web site

2004	NurseWeek	Sunnyvale, Calif.	Magazines focused on nursing industry, Web site and other related businesses
	The Daily News Journal	Murfreesboro, Tenn.	Daily newspaper
	The Williamson County Review Appeal	Franklin, Tenn.	Daily newspaper converted to a weekly newspaper
	Captivate Network, Inc.	Westford, Mass.	News and entertainment network
	Green Bay News Chronicle	Green Bay, Wis.	Daily newspaper and several weekly newspapers

Dispositions 2000-2004

Year disposed	Name	Location	Publication times or business
2000	Multimedia Cable Marin Independent Journal (2)	Kansas, Oklahoma, North Carolina Marin, Calif.	Cable television systems Daily newspaper

2001	The Marietta Times (1) The Reporter	Marietta, Ohio Lansdale, Pa.	Daily newspaper Daily newspaper

2002	Vincennes Sun-Commercial (1)	Vincennes, Ind.	Daily newspaper

2003	El Paso Times (3)	El Paso, Texas	Daily newspaper

2004	The Times (4)	Gainesville, Georgia	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.
(2)	Contributed for an additional equity interest in the California Newspapers Partnership.
(3)	Contributed for a 66.2% equity interest in the Texas-New Mexico Newspapers Partnership.
(4)	Exchanged for The Daily News Journal in Murfreesboro, Tenn., and several other nondaily publications (including The Williamson County Review Appeal in Franklin, Tenn.)

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars

Fiscal year ended December 26, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,156,011	$1,252,951	$1,204,058	$1,299,583	$4,912,603
Newspaper circulation	312,389	306,598	304,610	314,500	1,238,097
Broadcasting	169,458	212,520	206,170	233,395	821,543
All other	91,826	101,234	101,046	114,934	409,040

Total	1,729,684	1,873,303	1,815,884	1,962,412	7,381,283

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	939,448	946,552	952,349	983,086	3,821,435
Selling, general and administrative expenses, exclusive of depreciation	283,030	288,286	290,707	306,125	1,168,148
Depreciation	58,974	59,129	57,680	56,604	232,387
Amortization of intangible assets	2,383	2,955	2,972	3,324	11,634

Total	1,283,835	1,296,922	1,303,708	1,349,139	5,233,604

Operating income	445,849	576,381	512,176	613,273	2,147,679

Non-operating (expense) income
Interest expense	(31,791)	(32,042)	(35,771)	(41,043)	(140,647)
Other	2,850	(7,007)	(6,496)	(993)	(11,646)

Total	(28,941)	(39,049)	(42,267)	(42,036)	(152,293)

Income before income taxes	416,908	537,332	469,909	571,237	1,995,386
Provision for income taxes	142,500	182,900	159,700	193,100	678,200

Net income	$274,408	$354,432	$310,209	$378,137	$1,317,186

Net income per share - basic (1)	$1.01	$1.31	$1.19	$1.48	$4.98

Net income per share - diluted (1)	$1.00	$1.30	$1.18	$1.47	$4.92

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars

Fiscal year ended December 28, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,006,047	$1,115,381	$1,067,039	$1,208,777	$4,397,244
Newspaper circulation	302,431	303,180	300,277	307,003	1,212,891
Broadcasting	158,176	192,727	172,302	196,679	719,884
All other	85,591	93,995	91,665	109,845	381,096

Total	1,552,245	1,705,283	1,631,283	1,822,304	6,711,115

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	836,622	856,972	849,088	911,087	3,453,769
Selling, general and administrative expenses, exclusive of depreciation	248,571	262,917	259,147	274,161	1,044,796
Depreciation	54,229	55,078	58,452	55,502	223,261
Amortization of intangible assets	1,830	2,174	2,134	2,133	8,271

Total	1,141,252	1,177,141	1,168,821	1,242,883	4,730,097

Operating income	410,993	528,142	462,462	579,421	1,981,018

Non-operating (expense) income
Interest expense	(36,109)	(36,334)	(33,857)	(32,971)	(139,271)
Other	4,852	899	(4,573)	(2,612)	(1,434)

Total	(31,257)	(35,435)	(38,430)	(35,583)	(140,705)

Income before income taxes	379,736	492,707	424,032	543,838	1,840,313
Provision for income taxes	129,900	168,400	145,000	185,800	629,100

Net income	$249,836	$324,307	$279,032	$358,038	$1,211,213

Net income per share - basic	$.93	$1.21	$1.03	$1.32	$4.49

Net income per share - diluted (1)	$.93	$1.20	$1.03	$1.31	$4.46

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars

Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions	Deductions from reserves (1)	Balance at end of period
Fiscal year ended Dec. 26, 2004	$41,530	$20,323	$1,627	$(19,067)	$44,413
Fiscal year ended Dec. 28, 2003	$36,610	$17,893	$6,552	$(19,525)	$41,530
Fiscal year ended Dec. 29, 2002	$39,138	$22,097	$(93)	$(24,532)	$36,610

(1)	Consists of write-offs, net of recoveries and foreign currency translation adjustments in each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 26, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of Dec. 26, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Employment Contracts

On Feb. 25, 2005, the company entered into employment contracts with each of the following executives: Thomas L. Chapple (Senior Vice President, Chief Administrative Officer and General Counsel), Craig A. Dubow (President and CEO/Broadcasting Division), Gracia C. Martore (Senior Vice President and Chief Financial Officer), Craig A. Moon (President and Publisher/USA TODAY) and Gary L. Watson (President/Newspaper Division). Although each of the contracts became effective immediately, certain provisions apply only in the event that Douglas H. McCorkindale no longer holds all of the titles Chairman, President and Chief Executive Officer of the company, and during an 18-month transition period thereafter. During their employment, the executives will receive annual salaries of $490,000, $595,000, $480,000, $505,000 and $765,000, respectively, or such greater amount as the company’s Executive Compensation Committee determines. Each of the executives will also be entitled to such annual bonus and grant under the 2001 Omnibus Incentive Compensation Plan as determined in the discretion of the Executive Compensation Committee. The contracts also provide that the executives will continue to receive various executive perquisites until retirement. These perquisites currently include life insurance, travel accident insurance, executive health insurance, various legal and financial services, a home security system allowance, an automobile purchase or monthly allowance (plus reimbursement of gas and maintenance) and an allowance for club membership initiation fees and dues.

In addition, unless an executive’s employment is terminated upon the executive’s death or for “good cause,” as defined in the contract, the company will provide each executive with certain post-termination benefits which currently include life insurance, executive health insurance and the opportunity to purchase the company automobile provided to the executive during the term of employment at such automobile’s then fair market value. Each executive will also receive travel accident insurance post-termination if he or she is asked to represent Gannett at a function or event. Any pre-termination legal and financial services will cease following the executive’s termination on April 15 of the year of termination or the year following termination, depending on the actual termination date.

If an executive terminates his or her employment during the transition period for “good reason,” or if Gannett terminates an executive’s employment during the transition period without “good cause,” the executive shall receive a cash payment equal to 1.5 times the sum of the executive’s annual salary at the then current rate and the executive’s most recent annual bonus. In addition, upon such termination, all outstanding stock options granted to the executive on or prior to the date of termination will immediately vest and, to the extent not otherwise the case because the executive is retirement eligible, such options will remain exercisable for the lesser of the remaining term or three years, and any stock-based awards granted to the executive on or prior to the date of termination that are subject to performance-based vesting will be deemed to have been fully earned and the value thereof will be paid to the executive. If Gannett terminates an executive’s employment due to illness or other disability during the transition period, the executive or his or her estate will be entitled to receive a cash payment equal to the present value of the sum of the executive’s annual salary at the then current rate and the executive’s most recent annual bonus, plus the deemed value of all fringe benefits (for this purpose, the deemed value is 5% of the executive’s annual salary plus club dues and home security charges paid by Gannett for the executive in the prior calendar year), multiplied by a fraction, the numerator of which is the number of months remaining in the transition period, and the denominator of which is 12. Amounts paid are reduced by amounts paid under disability policies or programs of Gannett. Either Gannett or an executive may terminate the executive’s employment at any time for any reason or for no reason at all, provided that an executive must provide 30 days’ advance notice of such termination and, if the termination is for “good reason,” an opportunity under some circumstances for the company to remedy the alleged basis for the termination. If an executive’s employment is terminated by Gannett or the executive for any reason, the executive will be paid all earned but unpaid compensation, accrued vacation and accrued but unreimbursed expenses.

If an executive’s employment terminates before a specified date, the executive will have his or her benefits under Gannett’s supplemental executive retirement plan (or any successor plan) calculated using additional months of service credit determined by subtracting the number of full months of service credited to the executive between the date of the contract and the date of termination from 56 months, in Mr. Dubow’s case, and 36 months for Mr. Watson, Ms. Martore, Mr. Moon and Mr. Chapple. However, if an executive’s employment is terminated upon death, for “good cause” by Gannett, or by the executive other than for “good reason” during the transition period, the executive will not be credited with any additional service beyond his or her date of termination. Each contract will terminate upon the death of the executive.

This description of the executive employment contracts is qualified in its entirety by reference to the full text of the employment contracts attached hereto as Exhibits 10-19 through 10-23 and incorporated by reference herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be reelected.

Thomas L. Chapple

Senior Vice President, Chief Administrative Officer and General Counsel (2003-present). Formerly: Senior Vice President, General Counsel and Secretary (1995-2003). Age 57.

Paul Davidson

Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003); Group Managing Director (1995-2001). Age 50. U.K. citizen.

Craig A. Dubow

President and CEO, Gannett Broadcasting (2001-present). Formerly: President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 50.

Daniel S. Ehrman, Jr.

Vice President, Planning & Development (1997-present). Age 58.

George R. Gavagan

Vice President and Controller (1997-present). Formerly: Vice President, Corporate Accounting Services (1993-1997). Age 58.

John B. Jaske

Senior Vice President, Labor Relations and Assistant General Counsel (1992-present). Age 60.

Gracia C. Martore

Senior Vice President and Chief Financial Officer (2003-present). Formerly: Senior Vice President, Finance and Treasurer (2001- 2002); Treasurer and Vice President, Investor Relations (1998-2001); Vice President, Treasury Services and Investor Relations (1996-1998). Age 53.

Douglas H. McCorkindale

Chairman, President and Chief Executive Officer (2001-present). Formerly: President, Chief Executive Officer and Vice Chairman (2000-2001); Vice Chairman and President (1997-2000). Age 65.

Craig A. Moon

President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002- 2003); Group President, South Newspaper Group and President and Publisher, The Tennessean (1999-2002); President and Publisher, The Tennessean (1989-2002). Age 55.

Gary L.Watson

President, Gannett Newspaper Division (1990-present). Age 59.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

As listed in the Index to Financial Statements and Supplementary Data on page 30.

(2) Financial Statement Schedules.

As listed in the Index to Financial Statements and Supplementary Data on page 30.

Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Pro Forma Financial Information.

Not Applicable.

(4) Exhibits.

See Exhibit Index on pages 64-67 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2005	GANNETT CO., INC. (Registrant)

By:
Gracia C. Martore,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 25, 2005
Douglas H. McCorkindale,
Director, Chairman, President and Chief Executive Officer

Dated: February 25, 2005
Gracia C. Martore,
Senior Vice President and Chief Financial Officer

Dated: February 25, 2005
George R. Gavagan,
Vice President and Controller

Dated: February 25, 2005
Louis D. Boccardi, Director

Dated: February 25, 2005
Meredith A. Brokaw, Director

Dated: February 25, 2005
James A. Johnson, Director

Dated: February 25, 2005
Duncan M. McFarland, Director

Dated: February 25, 2005
Stephen P. Munn, Director

Dated: February 25, 2005
Donna E. Shalala, Director

Dated: February 25, 2005
Solomon D. Trujillo, Director

Dated: February 25, 2005
Karen Hastie Williams, Director

This page is intentionally left blank.

This page is intentionally left blank.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983 between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986 among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-5-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-6	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-7	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	$3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-10 to Gannett Co., Inc.’s Form 10-Q filed on August 9, 2000.

10-1-1	Amendment Number One to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-1-2	Amendment Number Two to $3,000,000,000 Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc. and the Banks named therein.	Incorporated by reference to Exhibit 4-12 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 2, 2001.

10-2	Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002, among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclays Bank PLC, as Documentation Agent (the “2002 Credit Agreement”).	Incorporated by reference to Exhibit 10.11 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

10-2-1	First Amendment, dated as of February 28, 2003 and effective as of March 17, 2003 to the Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002 among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclay Bank PLC, as Documentation Agent.	Incorporated by reference to Exhibit 4-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333-04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-4	Description of supplemental insurance benefits.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-5	Gannett Supplemental Retirement Plan Restatement dated February 1, 2003.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2003.

10-6	Gannett Co., Inc. Retirement Plan for Directors.*	Incorporated by reference to Exhibit 10-10 to the 1986 Form 10-K. 1991 Amendment incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 1991. Amendment to Gannett Co., Inc. Retirement Plan for Directors dated October 31, 1996, incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1996.

10-7	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through April 7, 2004).*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-8	Gannett Co., Inc. Transitional Compensation Plan.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001. Amendment dated December 3, 2002 incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-9	Employment Agreement dated July 21, 2003 between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2003.

10-10	Omnibus Incentive Compensation Plan, as amended.*	Incorporated by reference to Exhibit No. 10.1 to Gannett Co., Inc.’s Registration Statement on Form S-8 (Registration No. 333-115135).

10-10-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-2	Form of Restricted Stock Unit Award Agreement for Chief Executive Officer.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-3	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-4	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-5	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-10-7	Form of Executive Officer Stock Option Award Agreement Under Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-11	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-12	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-13	Service Agreement, dated as of July 23, 2001, by and between Newsquest Media Group Limited and Paul Davidson.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2003.

10-14	Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, and Bank One, N.A., as Administrative Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004 Form 10-Q.

10-15	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s 3-28-04 Form 10-Q for the fiscal quarter ended March 28, 2004.

10-16	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004 and Effective as of January 5, 2005.	Attached.

10-17	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002 and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004 and Effective as of January 5, 2005.	Attached.

10-18	Summary of Non-Employee Director Compensation,	Attached.

10-19	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Thomas L. Chapple.*	Attached.

10-20	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Craig A. Dubow.*	Attached.

10-21	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Gracia C. Martore.*	Attached.

10-22	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Craig A. Moon.*	Attached.

10-23	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Gary L. Watson.*	Attached.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

For purposes of the incorporation by reference of documents as Exhibits, all references to Form 10-K, 10-Q and 8-K of Gannett Co., Inc. refer to Forms 10-K, 10-Q and 8-K filed with the Commission under Commission file number 1-6961.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2004 Form 10-K.

ADVERTISING LINAGE - Measurement term for the volume of space sold as advertising in the company’s newspapers; refers to number of column inches, with each newspaper page composed of five to six columns.

AMORTIZATION - A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.

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

COMPARABLE BASIS - The company’s operating results stated as if Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” had been adopted at the beginning of 1999. See further discussion of accounting change in Note 3 on page 40.

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

FOREIGN CURRENCY TRANSLATION - The process of restating foreign currency accounts of subsidiaries into the reporting currency of the parent company.

GOODWILL - In a business purchase, this represents the excess of amounts paid over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.

INVENTORIES - Raw materials, principally newsprint, used in the business.

NEWSPAPER ADVERTISING REVENUES - Amounts charged to customers for space (“advertising linage”) purchased in the company’s newspapers and/or the associated Web site. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.

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

STATEMENT OF SHAREHOLDERS’ EQUITY - A statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.

STATEMENT OF INCOME - A financial statement that reflects the company’s profit by measuring revenues and expenses.

STOCK BASED COMPENSATION - The payment to employees for services received with equity instruments such as stock options and restricted stock.

STOCK OPTION - An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.