Form 10-Q
period 2005-03-27
GANNETT CO INC /DE/
filed 2005-04-29
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

The total number of shares of the registrant’s Common Stock, $1 par value, as of April 20, 2005, was 248,374,653.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.05 for the first quarter of 2005 versus $1.00 for the same period last year. For the first three months of 2005, operating revenues rose 4% to $1.79 billion reflecting solid revenue growth from our newspaper segment partially offset by weaker revenues from our broadcasting segment. Broadcasting revenues were affected by lower political ad spending and the absence of the Super Bowl on the company’s six CBS affiliates. Operating income increased 2% to $455.5 million for the first quarter of 2005. Net income was $265.7 million for the first three months of 2005 compared to $274.4 million for the same period last year as higher newsprint, interest expense and certain employee benefit costs tempered the company’s results.

Newspaper Results

Reported newspaper publishing revenues increased $67.3 million or 4% for the first quarter of 2005, as compared to the first quarter of 2004. The increase reflects strong growth in non-daily, online and preprint products and solid results from USA TODAY. Newspaper revenues also benefited from a favorable currency exchange rate.

Newspaper publishing revenues are derived principally from advertising and circulation sales, which accounted for 75% and 19%, respectively, of total newspaper revenues for the first quarter of 2005. Ad revenues include amounts derived from advertising placed with newspaper Internet products. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the first three months of 2005 and 2004.

Newspaper publishing revenues, in thousands of dollars

First Quarter	2005	2004	% Change
Newspaper advertising	$1,217,379	$1,156,011	5
Newspaper circulation	313,739	312,389	0
Commercial printing and other	96,422	91,826	5

Total	$1,627,540	$1,560,226	4

The table below presents the components of reported newspaper advertising revenues for the first quarter of 2005 and 2004.

Advertising revenues, in thousands of dollars

First Quarter	2005	2004	% Change
Local	$502,791	$470,015	7
National	190,515	183,108	4
Classified	524,073	502,888	4

Total ad revenue	$1,217,379	$1,156,011	5

The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the first quarter of 2005 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

Advertising revenues, in thousands of dollars (pro forma)

First Quarter	2005	2004	% Change
Local	$502,791	$474,080	6
National	190,515	182,985	4
Classified	524,073	503,321	4

Total ad revenue	$1,217,379	$1,160,386	5

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter	2005	2004	% Change
Local	8,712	8,740	(0)
National	958	1,049	(9)
Classified	14,179	14,380	(1)

Total Run-of-Press linage	23,849	24,169	(1)

Preprint distribution	2,778	2,657	5

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

First Quarter	2005	2004
Pro forma ad revenues	$1,217,379	$1,160,386
Add: Effect of dispositions	—	1,122
Less: Effect of acquisitions	—	(5,497)

As reported ad revenues	$1,217,379	$1,156,011

For the first quarter of 2005, reported and pro forma local advertising revenues rose 7% and 6%, respectively, with pro forma linage down less than 1%. In the U.S. across all products, advances in the department stores, grocery, health and telecommunications categories were partially offset by declines in the furniture, entertainment and financial categories. The performance of the company’s small and medium-sized advertisers in its domestic newspapers outpaced the revenue performance of its largest advertisers. In the U.S., non-daily publications achieved strong growth in the first quarter of 2005, with revenues advancing 18% over the same period a year ago.

Reported and pro forma national advertising revenues advanced 4% for the first quarter on a 9% pro forma volume decrease. For the quarter, USA TODAY advertising revenues increased 5% reflecting solid increases in the travel, entertainment, technology, packaged goods and pharmaceutical categories partially offset by weakness in the automotive, telecommunications and advocacy categories. In January 2005, USA TODAY raised its advertising rates, which contributed to the increase in revenues. Paid advertising pages at USA TODAY were 1,101 for the first quarter compared to 1,099 for the same period last year. The company’s domestic local newspapers also benefited from strong growth in national preprint products.

For the first quarter of 2005, reported and pro forma classified ad revenues rose 4% on a pro forma linage decrease of 1% primarily due to strong employment advertising. On a pro forma basis, employment ad revenues increased 9% for the first quarter, driven by strength at the company’s domestic local newspapers, which achieved revenue growth of 20%. Employment ad revenue results at the domestic newspapers were tempered by declines at the company’s UK newspapers. Pro forma real estate ad revenues were up 1% for the first three months of 2005 with solid results in the “resale of existing homes” category partially offset by weakness in the “new home” category. Pro forma automotive ad revenues were down 4% during the quarter. Classified results in our domestic newspapers were stronger than in the UK. Online revenue growth was very strong during the first quarter of 2005, advancing 55% over the same period last year.

Circulation revenues, as reported, rose less than 1% for the first three months of 2005 reflecting increased revenues at USA TODAY, which benefited from the $0.25 increase to its single-copy price implemented in September 2004, partially offset by lower revenues at the company’s domestic local newspapers. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 3% in the first quarter of 2005. Sunday net paid circulation was down 3% from the comparable quarter of last year.

Circulation volume declines at the company’s domestic local newspapers are generally consistent with the domestic newspaper industry as a whole. The National Do Not Call Registry had an impact on the way newspapers sell home-delivery circulation, particularly for the larger newspapers that historically have relied heavily on telemarketing. The company has expanded its use of other sales methods, such as sales crews, kiosks and direct mail, to replace telemarketing orders. The company is also focused on the retention of current customers to help offset the reduction of new starts from telemarketing.

Reported newspaper operating expenses rose $46.0 million or 4% for the quarter, reflecting increased newsprint and sales expenses, higher costs for certain employee benefits, and increased expenses related to the expansion of non-daily publications. A higher Sterling exchange rate for Newsquest operations also had an adverse impact on expense comparisons for the first quarter. Newsprint expense for the first quarter of 2005 rose 4%, reflecting a 7% increase in prices and a 3% decrease in consumption. For the remainder of 2005, newsprint consumption is expected to be lower than 2004 levels however, average year-over-year prices are expected to increase.

Newspaper operating income for the quarter rose $21.3 million or 5%, reflecting solid revenue growth partially offset by increased newsprint, sales, and certain benefit costs. Newsquest’s financial results were translated from Sterling to U.S. dollars using an average rate of 1.89 in the first quarter of 2005 versus an average rate of 1.84 for the same period last year.

Broadcasting Results

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. For the first three months of 2005, broadcasting revenues declined $4.9 million or 3% reflecting a substantially lower level of political advertising and the absence of the Super Bowl on the company’s six CBS affiliates. Excluding Captivate, television revenues decreased 5% for the quarter reflecting a decrease in national and local revenues of 12% and 2%, respectively. For the first three months, lower ad revenues from the automotive, retail, restaurants and telecommunications categories were partially offset by improvement from the packaged goods and services categories. Overall television results reflect softer than expected ad spending.

Broadcasting operating expenses increased 7% for the first three months of 2005 primarily due to the acquisition of Captivate (acquired in April 2004) and higher marketing and benefits costs. Excluding Captivate, television operating expenses increased 1% for the first quarter. Operating income from broadcasting operations was down $11.5 million or 16% in the first quarter.

For the remainder of 2005, television revenues and earnings comparisons with 2004 will be challenging because of the absence of record political and Olympic related advertising which benefited broadcasting results in 2004.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, increased $13.0 million or 3% to $520.2 million for the first quarter of 2005 reflecting solid revenue growth in the newspaper segment tempered by higher newsprint and benefits costs and weaker results from the broadcasting segment. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 11 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense rose $13.1 million or 41% for the quarter, reflecting higher debt levels related to share repurchase activity and acquisitions, and higher short-term interest rates. The daily average outstanding balance of commercial paper was $2.69 billion during the first quarter of 2005 and $1.87 billion during the first quarter of 2004. The weighted average interest rate on commercial paper was 2.44% and 1.04% for the first quarter of 2005 and 2004, respectively.

Because the company has $2.83 billion in commercial paper obligations at March 27, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.83 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $14.1 million, respectively. On April 1, 2005, the company’s unsecured global note with a principal amount of $600 million and fixed interest rate of 4.95% matured. The company funded the repayment of this note with additional commercial paper borrowings.

In both periods presented, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. Non-operating income in the first three months of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga., for two daily newspapers in Tennessee.

The company’s effective income tax rate was 33.5% for the first quarter of 2005 compared to 34.2% for the same period last year. The American Jobs Creation Act favorably impacted the company’s effective tax rate for 2005.

Net Income

Net income for the first quarter declined $8.7 million or 3% and earnings per diluted share increased to $1.05 from $1.00, a 5% increase. The weighted average number of diluted shares outstanding for the first quarter of 2005 totaled 254,270,000, compared to 275,507,000 for the first quarter of 2004. The decline is primarily the result of the company’s share repurchase activities. Approximately 5.3 million shares were repurchased during the first quarter of 2005. See Part II, Item 2 for information on share repurchases.

Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $432.9 million for the first three months of 2005, reflecting solid newspaper results partially offset by higher interest expense and certain employee benefit costs and lower broadcasting results. Cash flow from operating activities was $392.8 million for the first three months of 2004.

Cash used by the company for investing activities totaled $72.9 million for the first three months of 2005 primarily reflecting $52.8 million of capital spending and $18 million for a 25% equity interest in Topix.net and additional funding of investments such as CareerBuilder and CrossMedia Services, Inc., offset by proceeds from investments.

Cash used by the company for financing activities totaled $351.4 million for the first three months of 2005. This reflects the repurchase of approximately 5.3 million shares of the company’s stock for $414 million (see further discussion below) and the payment of dividends totaling $68.8 million. These financing cash outflows were partially offset by the net proceeds from commercial paper borrowings, net of debt issuance costs, totaling $99.9 million and proceeds from the exercise of stock options totaling $34.1 million. The company’s regular quarterly dividend of $0.27 per share, which was declared in the first quarter of 2005, totaled $67.8 million and was paid on April 1, 2005.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. As of March 27, 2005, the company had remaining authority to repurchase up to $207.9 million of the company’s common stock. On April 14, 2005, the company announced that its authority to repurchase shares was increased by $1.0 billion. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

Working capital decreased $74.3 million from the end of 2004 reflecting lower receivables due to seasonal trends in revenues and higher taxes payable primarily due to the timing of estimated U.S. Federal and State tax payments.

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

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $532.4 million at the end of the first quarter versus $629.5 million at the end of 2004. The decrease reflects a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at March 27, 2005 were translated from Sterling to U.S. dollars at an exchange rate of 1.87 versus 1.92 at the end of 2004. For the first quarter of 2005, Newsquest’s financial results were translated at an average rate of 1.89 versus 1.84 for the same period last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.7% for the first quarter of 2005.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $67.5 million at March 27, 2005.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Mar. 27, 2005	Dec. 26, 2004
ASSETS
Current assets
Cash and cash equivalents	$141,528	$135,874
Trade receivables, less allowance (2005 - $43,466; 2004 - $44,413)	900,106	954,432
Inventories	142,007	120,064
Prepaid expenses and other receivables	158,252	160,325

Total current assets	1,341,893	1,370,695

Property, plant and equipment
Cost	4,908,000	4,870,949
Less accumulated depreciation	(2,174,463)	(2,117,504)

Net property, plant and equipment	2,733,537	2,753,445

Intangible and other assets
Goodwill	9,752,822	9,860,782
Indefinite-lived and other amortized intangible assets, less accumulated amortization	278,067	256,355
Investments and other assets	1,157,259	1,157,974

Total intangible and other assets	11,188,148	11,275,111

Total assets	$15,263,578	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Mar. 27, 2005	Dec. 26, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$256,717	$330,608
Compensation, interest and other accruals	356,010	310,396
Dividends payable	68,084	69,132
Income taxes	195,247	132,737
Deferred income	174,924	162,577

Total current liabilities	1,050,982	1,005,450

Deferred income taxes	817,915	821,949
Long-term debt	4,707,625	4,607,743
Postretirement medical and life insurance liabilities	317,679	322,616
Other long-term liabilities	394,030	386,130

Total liabilities	7,288,231	7,143,888

Minority interests in consolidated subsidiaries	90,580	91,361

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	585,807	563,279
Retained earnings	10,685,911	10,487,960
Accumulated other comprehensive income	493,423	591,487

	12,089,562	11,967,147

Less treasury stock, 74,848,930 shares and 70,076,108 shares, respectively, at cost	(4,204,795)	(3,803,145)

Total shareholders’ equity	7,884,767	8,164,002

Total liabilities and shareholders’ equity	$15,263,578	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc
	Mar. 27, 2005	Mar. 28, 2004	(Dec)
Net Operating Revenues:
Newspaper advertising	$1,217,379	$1,156,011	5.3
Newspaper circulation	313,739	312,389	0.4
Broadcasting	164,557	169,458	(2.9)
Other	96,422	91,826	5.0

Total	1,792,097	1,729,684	3.6

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	974,425	939,448	3.7
Selling, general and administrative expenses, exclusive of depreciation	297,470	283,030	5.1
Depreciation	60,903	58,974	3.3
Amortization of intangible assets	3,805	2,383	59.7

Total	1,336,603	1,283,835	4.1

Operating income	455,494	445,849	2.2

Non-operating income (expense):
Interest expense	(44,938)	(31,791)	41.4
Other	(10,919)	2,850	***

Total	(55,857)	(28,941)	93.0

Income before income taxes	399,637	416,908	(4.1)
Provision for income taxes	133,900	142,500	(6.0)

Net income	$265,737	$274,408	(3.2)

Net income per share-basic	$1.05	$1.01	4.0

Net income per share-diluted	$1.05	$1.00	5.0

Dividends per share	$0.27	$0.25	8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen weeks ended
	Mar. 27, 2005	Mar. 28, 2004
Cash flows from operating activities:
Net Income	$265,737	$274,408
Adjustments to reconcile net income to operating cash flows:
Depreciation	60,903	58,974
Amortization of intangibles	3,805	2,383
Minority interest	1,873	1,981
Deferred income taxes	(4,400)	13,900
Pension contributions, net of pension expense	25,985	(26,740)
Change in other assets and liabilities, net	79,039	67,929

Net cash flow from operating activities	432,942	392,835

Cash flows from investing activities:
Purchase of property, plant and equipment	(52,778)	(58,702)
Payments for acquisitions, net of cash acquired	(2,720)	(109,440)
Payments for investments	(17,999)	(2,948)
Proceeds from sale of certain assets	552	6,841

Net cash used for investing activities	(72,945)	(164,249)

Cash flows from financing activities
Issuance (payments) of long-term debt and debt issuance costs	99,882	(115,513)
Dividends paid	(68,835)	(68,049)
Cost of common shares repurchased	(413,917)	(86,470)
Proceeds from issuance of common stock	34,100	49,927
Distributions to minority interests in consolidated partnerships	(2,654)	(783)

Net cash used for financing activities	(351,424)	(220,888)

Effect of currency rate change	(2,919)	852

Net increase in cash and cash equivalents	5,654	8,550
Balance of cash and cash equivalents at beginning of year	135,874	67,188

Balance of cash and cash equivalents at end of first quarter	$141,528	$75,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2005

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 27, 2005, and the comparable period of 2004, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Recently issued accounting standards

In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards Statement No. 123(R), (“SFAS No. 123(R)”) “Share-based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS No.123(R) are effective beginning in the company’s fiscal 2006 first quarter. Management has not determined which transition alternative it will elect upon adoption of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) will be to reduce operating results. Had SFAS No. 123(R) been applied in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 below.

3. Stock-based compensation

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

First Quarter

(in thousands of dollars, except per share amounts)	2005	2004
Net income as reported	$265,737	$274,408

Less: Total compensation expense determined under SFAS No. 123, net of tax	11,669	17,377

Pro forma net income	$254,068	$257,031

Earnings per share:
Basic - as reported	$1.05	$1.01

Basic - pro forma	$1.01	$0.94

Diluted - as reported	$1.05	$1.00

Diluted - pro forma	$1.00	$0.93

4. Acquisitions and dispositions

On March 23, 2005, the company, along with Knight-Ridder, Inc. and Tribune Company, jointly acquired a 75 percent equity interest in Topix.net, a content aggregation service that continuously monitors breaking news and categorizes daily news content. Gannett, Knight-Ridder and Tribune each own 25 percent, and the Topix.net founders hold the remaining 25 percent ownership interest in the company.

On March 7, 2005, the company received regulatory approval to acquire the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio, and Kentucky. The transaction was completed on March 31, 2005, subsequent to the end of the first quarter.

During the first three months of 2005, the company also purchased a few small non-daily publications in the U.S.

5. Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at Dec. 26, 2004. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at Mar. 27, 2005, and Dec. 26, 2004. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	Mar. 27, 2005		Dec. 26, 2004
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$9,752,822	$—	$9,860,782	$—
Indefinite-lived intangibles	$130,489	$—	$119,953	$—
Amortized intangible assets:
Customer relationships	$174,193	$33,460	$159,472	$29,818
Other	$8,088	$1,243	$7,828	$1,080

Goodwill decreased primarily due to a lower foreign exchange rate and the finalization of the purchase price allocation for the NurseWeek and Murfreesboro acquisitions.

Indefinite-lived intangible assets and amortized intangible assets increased primarily due to the finalization of the purchase price allocation for the above-mentioned properties.

Amortization expense was $3.8 million in the quarter ended Mar. 27, 2005. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include ad archives, continuing education training modules, real estate access rights and patents. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $15 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782
Acquisitions and adjustments	(23,298)	(2,876)	(26,174)
Foreign currency exchange rate changes	(81,820)	34	(81,786)

Balance at Mar. 27, 2005	$8,202,066	$1,550,756	$9,752,822

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 26, 2004	$119,953	$—	$119,953
Acquisitions and adjustments	13,400		13,400
Foreign currency exchange rate changes	(2,864)		(2,864)

Balance at Mar. 27, 2005	$130,489	$—	$130,489

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 26, 2004	$130,377	$6,025	$136,402
Acquisitions and adjustments	11,673	3,308	14,981
Dispositions			—
Amortization	(3,559)	(246)	(3,805)

Balance at Mar. 27, 2005	$138,491	$9,087	$147,578

6. Long-term debt

In January 2005, the company replaced the $622.5 million 364-day facility that was scheduled to mature in March 2005 with a $691.875 million 5-year credit facility that matures in January 2010. Also effective in January 2005, the existing 2002 $1.365 billion 5-year facility was amended and extended until January 2010.

At March 27, 2005, the company had a total of $4.094 billion of credit available under four revolving credit agreements. The $691.875 million facility was increased to $766.875 million in early April 2005. Currently, the company has $4.169 billion of credit available. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

Approximate annual maturities of long-term debt, assuming that the company used the $4.094 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes and the tranche of unsecured global notes due in 2005 and 2006 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	Mar. 27, 2005
2006	$—
2007	697,994
2008	73,702
2009	1,380,623
2010	2,056,875
Later years	498,431

Total	$4,707,625

On April 1, 2005, the company’s unsecured global note with a principal amount of $600 million and fixed interest rate of 4.95% matured. The company funded the repayment of this note with additional commercial paper borrowings.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.8 billion at March 27, 2005.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $67.5 million at March 27, 2005.

7. Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the first three months of 2005 and 2004 are presented in the following table:

	First Quarter
(in thousands of dollars)	2005	2004
Service cost-benefits earned during the period	$24,846	$23,330
Interest cost on benefit obligation	42,792	42,390
Expected return on plan assets	(55,447)	(53,310)
Amortization of prior service credit	(5,309)	(5,350)
Amortization of actuarial loss	15,841	14,570

Pension expense for company-sponsored retirement plans	$22,723	$21,630
Union and other pension cost	3,262	2,100

Pension cost	$25,985	$23,730

8. Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the first three months of 2005 and 2004 are presented in the following table:

	First Quarter
(in thousands of dollars)	2005	2004
Service cost-benefits earned during the period	$574	$488
Interest cost on benefit obligation	3,750	4,138
Amortization of prior service credit	(3,125)	(3,100)
Amortization of actuarial loss	800	787

Net periodic postretirement cost	$1,999	$2,313

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which was effective for public companies the first interim or annual period beginning after June 15, 2004 (the quarter ended September 26, 2004 for the Company).

The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company expects to be entitled to the Federal subsidy in all years after 2005.

9. Comprehensive income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Comprehensive income totaled $167.6 million for the first quarter of 2005 and $347.0 million for the first quarter of 2004. Net income totaled $265.7 million and other comprehensive loss, which was primarily related to foreign currency translation, totaled $98.1 million in the first quarter of 2005. Net income totaled $274.4 million and other comprehensive income which was entirely related to foreign currency translation, totaled $72.6 million in the first quarter of 2004.

10. Outstanding shares

The weighted average number of common shares outstanding (basic) in the first quarter totaled 252,115,000 compared to 272,321,000 for the first quarter of 2004. The weighted average number of diluted shares outstanding in the first quarter totaled 254,270,000 compared to 275,507,000 for the first quarter of 2004.

11. Business segment information

(unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	Mar. 27, 2005	Mar. 28, 2004
Net Operating Revenues:
Newspaper publishing	$1,627,540	$1,560,226	4.3
Broadcasting (2)	164,557	169,458	(2.9)

Total	$1,792,097	$1,729,684	3.6

Operating Income (net of depreciation and amortization):
Newspaper publishing	$413,556	$392,265	5.4
Broadcasting (2)	58,683	70,158	(16.4)
Corporate	(16,745)	(16,574)	(1.0)

Total	$455,494	$445,849	2.2

Depreciation and Amortization:
Newspaper publishing	$53,019	$50,538	4.9
Broadcasting (2)	7,700	6,881	11.9
Corporate	3,989	3,938	1.3

Total	$64,708	$61,357	5.5

Operating Cash Flow (1):
Newspaper publishing	$466,575	$442,803	5.4
Broadcasting (2)	66,383	77,039	(13.8)
Corporate	(12,756)	(12,636)	(0.9)

Total	$520,202	$507,206	2.6

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.
(2)	Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers.

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended March 27, 2005
(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$466,575	$66,383	$(12,756)	$520,202
Less:
Depreciation	(49,460)	(7,454)	(3,989)	(60,903)
Amortization	(3,559)	(246)	—	(3,805)

Operating income	$413,556	$58,683	$(16,745)	$455,494

Thirteen weeks ended March 28, 2004
(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$442,803	$77,039	$(12,636)	$507,206
Less:
Depreciation	(48,155)	(6,881)	(3,938)	(58,974)
Amortization	(2,383)	—	—	(2,383)

Operating income	$392,265	$70,158	$(16,574)	$445,849

12. Litigation

On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a purported class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after Jan. 1, 1998, the date that certain amendments to the Plan took effect. The plaintiff’s allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first three months of 2005 would have decreased approximately 1.7%. Because the company has $2.83 billion in commercial paper obligations at March 27, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.83 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $14.1 million, respectively.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.8 billion at March 27, 2005.

Item 4. Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of March 27, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/27/04 - 1/30/05	483,300		$80.63	483,300		$582,846,581
1/31/05 - 2/27/05	2,252,500		$79.70	2,252,500		$403,323,049
2/28/05 - 3/27/05	2,468,700	*	$79.16	2,468,700	*	$207,895,293
Total 1st Quarter 2005	5,204,500		$79.53	5,204,500		$207,895,293

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $1 billion program announced on July 13, 2004 and from the $500 million program announced on October 26, 2004. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of the publicly announced repurchase program.

*	In addition to the above, at the end of March 2005, 237,600 shares were repurchased as part of the publicly announced repurchase program, at an average price of $79.15, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $189,089,402 at March 27, 2005.

Subsequent to the end of the quarter, on April 14, 2005 the company’s Board of Directors authorized an additional $1 billion for use in the share repurchase program.

Item 6. Exhibits

(a) Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2005	GANNETT CO., INC.

/s/ Gracia C. Martore
Gracia C. Martore
Senior Vice President and Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

11	Statement Regarding Computation of Earnings Per Share.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.