Form 10-Q
period 2005-06-26
GANNETT CO INC /DE/
filed 2005-08-01
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 14, 2005, was 244,018,685.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary

Earnings per diluted share, on a generally accepted accounting principles (“GAAP”) basis, were $1.37 for the second quarter of 2005 and $2.41 for the year-to-date compared with $1.30 for the second quarter of 2004 and $2.29 for the year-to-date 2004.

Operating revenues rose 3% to $1.94 billion for the second quarter of 2005 and 3% to $3.73 billion for the year-to-date. Growth in operating revenues was driven primarily by the company’s U.S. local newspapers, which achieved solid results in classified employment and real estate advertising categories and from non-daily initiatives. Broadcasting revenues declined, principally reflecting lower political ad spending.

Operating income declined 3% to $559.5 million for the second quarter of 2005 and 1% to $1.02 billion for the year-to-date. Net income was $338.6 million for the second quarter of 2005 compared to $354.4 million for the same period last year as higher newsprint, interest expense and expenses related to the Detroit press project tempered the company’s results. For the year-to-date periods of 2005 and 2004, net income was $604.4 million and $628.8 million, respectively.

Newspaper Results

Reported newspaper publishing revenues increased $77.8 million or 5% for the second quarter of 2005, as compared to the second quarter of 2004, and rose $145.1 million or 5% for the year-to-date. The revenue increase reflects solid results in classified employment and real estate advertising at our U.S. local newspapers, strong growth in U.S. non-daily products and solid results from USA TODAY, which benefited from higher circulation revenues. Newspaper revenues were negatively impacted by weaker results at Newsquest amid a softening economy in the UK. Newspaper revenues benefited slightly from a favorable currency exchange rate.

Recent acquisitions affecting newspaper comparisons include PointRoll, Inc., acquired in June 2005, and HomeTown Communications, acquired in late March 2005. (Refer to Note 4 “Acquisitions, investments and dispositions” of the Notes to Condensed Consolidated Financial Statements for further discussion)

Newspaper publishing revenues are derived principally from advertising and circulation sales, which accounted for 76% and 18%, respectively, of total newspaper revenues for the second quarter of 2005 and 75% and 19%, respectively, for the year-to-date. Ad revenues include amounts derived from advertising placed with newspaper Internet products. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agencies in Detroit and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the second quarter and first six months of 2005 and 2004.

Newspaper publishing revenues, in thousands of dollars

Second Quarter	2005	2004	% Change
Newspaper advertising	$1,314,834	$1,252,951	5
Newspaper circulation	314,854	306,598	3
Commercial printing and other	108,901	101,234	8

Total	$1,738,589	$1,660,783	5

Year-to-date	2005	2004	% Change
Newspaper advertising	$2,532,213	$2,408,962	5
Newspaper circulation	628,593	618,987	2
Commercial printing and other	205,323	193,060	6

Total	$3,366,129	$3,221,009	5

The tables below present the components of reported newspaper advertising revenues for the second quarter and year-to-date of 2005 and 2004.

Advertising revenues, in thousands of dollars

Second Quarter	2005	2004	% Change
Local	$549,395	$518,945	6
National	202,447	202,570	(0)
Classified	562,992	531,436	6

Total ad revenue	$1,314,834	$1,252,951	5

Year-to-date	2005	2004	% Change
Local	$1,050,720	$988,960	6
National	392,934	385,678	2
Classified	1,088,559	1,034,324	5

Total ad revenue	$2,532,213	$2,408,962	5

The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the second quarter of 2005 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

Advertising revenues, in thousands of dollars (pro forma)

Second Quarter	2005	2004	% Change
Local	$549,395	$535,652	3
National	202,447	203,123	(0)
Classified	562,992	536,722	5

Total ad revenue	$1,314,834	$1,275,497	3

Year-to-date	2005	2004	% Change
Local	$1,060,781	$1,018,221	4
National	393,191	386,309	2
Classified	1,093,774	1,046,389	5

Total ad revenue	$2,547,746	$2,450,919	4

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Second Quarter	2005	2004	% Change
Local	9,371	9,724	(4)
National	998	1,080	(8)
Classified	15,430	15,679	(2)

Total Run-of-Press linage	25,799	26,483	(3)

Preprint distribution	2,902	2,842	2

Year-to-date	2005	2004	% Change
Local	18,130	18,517	(2)
National	1,950	2,118	(8)
Classified	29,700	30,155	(2)

Total Run-of-Press linage	49,780	50,790	(2)

Preprint distribution	5,652	5,473	3

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Second Quarter	2005	2004
Pro forma ad revenues	$1,314,834	$1,275,497
Add: Effect of dispositions	—	—
Less: Effect of acquisitions	—	(22,546)

As reported ad revenues	$1,314,834	$1,252,951

Year-to-date	2005	2004

Pro forma ad revenues	$2,547,746	$2,450,919
Add: Effect of dispositions	—	1,122
Less: Effect of acquisitions	(15,533)	(43,079)

As reported ad revenues	$2,532,213	$2,408,962

For the second quarter of 2005, reported and pro forma local advertising revenues rose 6% and 3%, respectively, with pro forma linage down less than 4%. For the year-to-date, reported and pro forma local advertising revenues rose 6% and 4%, respectively, with pro forma linage down 2%. In the U.S. across all products, consumer electronics, health, financial and telecommunications categories were strong for the quarter, while department store, furniture, entertainment, restaurant and home improvement categories trailed last year’s results. Revenue results from the company’s small and medium-sized advertisers in its domestic newspapers outpaced that from its largest advertisers. In the U.S., non-daily publications generated strong growth in 2005, with advertising revenues, on a pro forma basis, advancing 11% and 14% for the second quarter and year-to-date, respectively, compared to the same periods last year.

Reported and pro forma national advertising revenues were down slightly for the second quarter on an 8% pro forma volume decrease. For the quarter, USA TODAY advertising revenues declined 1% reflecting weakness in travel, telecommunications and advocacy categories partially offset by strength in automotive, technology and financial categories. Year-to-date, reported and pro forma national advertising revenues advanced 2% on an 8% pro forma volume decrease. USA TODAY advertising revenues rose 2% year-to-date. Paid advertising pages at USA TODAY were 1,191 for the second quarter compared to 1,267 for the same period last year. Year-to-date, paid advertising pages at USA TODAY for 2005 and 2004 were 2,292 and 2,366, respectively. The company’s U.S. local newspapers also benefited from strong growth in national preprint products for the quarter and year-to-date.

For the second quarter of 2005, reported and pro forma classified ad revenues rose 6% and 5%, respectively, on a pro forma linage decrease of 2%. These revenue gains were driven by strong employment and real estate advertising. For the first six months of 2005, reported and pro forma classified ad revenues increased 5% on a pro forma linage decrease of 2%. On a pro forma basis, employment ad revenues increased 8% for the second quarter and for the year-to-date, reflecting revenue gains by U.S. local newspapers of 17% and 18% for the second quarter and first six months of 2005. These domestic revenue gains were partially offset by lower employment results for UK newspapers. Pro forma real estate ad revenues were up 6% and 4% for the second quarter and first six months of 2005 with solid results in the “resale of existing homes” category for U.S. local newspapers and strength in the “new home” category for UK newspapers. Pro forma automotive ad revenues were down 5% during the quarter and 4% for the year-to-date. Overall, classified results in our domestic newspapers were stronger than in the UK. Online revenue growth was strong during the second quarter and first six months of 2005, increasing 50% and 52% over the same periods last year.

Circulation revenues, as reported, rose 3% and 2% for the second quarter and first six months of 2005, respectively, reflecting increased revenues at USA TODAY and Newsquest partially offset by lower revenues at the company’s local, domestic newspapers. USA TODAY benefited from the $0.25 increase in its single-copy price implemented in September 2004. The single-copy price increase impacted approximately 900,000 copies. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2% in the second quarter and first six months of 2005. Sunday net paid circulation was down 3% from the comparable quarter and year-to-date periods of last year. USA TODAY reported an average daily paid circulation of 2,270,883 in the ABC Publisher’s Statement for the 26 weeks ended March 27, 2005, a decrease of less than 1% over the comparable period a year earlier. USA TODAY’s net paid circulation for the ABC Publisher’s Statement for the period ending in September 2005 is expected to be down slightly, reflecting comparisons with strong volume levels achieved last year in advance of the September 2004 price increase.

Circulation volume declines at the company’s U.S. local newspapers are generally consistent with the domestic newspaper industry as a whole. The National Do Not Call Registry had an impact on the way newspapers sell home-delivery circulation, particularly for larger newspapers that historically have relied more heavily on telemarketing. The company has expanded its use of other sales methods, such as sales crews, kiosks and direct mail, to replace telemarketing orders. The company is also focused on the retention of current customers to help offset the reduction of new starts from telemarketing.

Reported newspaper operating expenses rose $78.7 million or 7% for the quarter and $124.8 million or 5% for the first six months of 2005, reflecting increased newsprint expenses and several other factors. Costs for non-daily publications, including newsprint, were significantly higher for the quarter reflecting acquisitions and internal growth. Second quarter costs also include incremental severance and depreciation expense relating to the installation of new presses for its Detroit newspaper, higher insurance cost and higher expenses from Newsquest operations because of Sterling exchange rates. The above newspaper expense increases for the quarter and year-to-date were partially offset by the benefit of a curtailment of retiree medical and life insurance coverage for certain US newspaper employees (refer to Note 8 “Postretirement benefits other than pension” for further information).

Newsprint expense for the second quarter of 2005 rose 7%, reflecting a 10% increase in prices and a 2% reduction in consumption. For the first six months of 2005, newsprint expense rose 6%, reflecting an 8% increase in prices and a 2% reduction in consumption. For the remainder of 2005, newsprint prices are expected to be approximately 10% above 2004 levels. The company has secured newsprint pricing through the end of 2005 for a substantial amount of its requirements. Newsprint consumption in the second half of 2005 is expected to be lower than 2004 levels.

Newspaper operating income for the quarter declined $0.9 million or less than 1% and rose $20.4 million or 2% for the year-to-date. Newsquest’s financial results were translated from Sterling to U.S. dollars using an average rate of 1.86 and 1.88 in the second quarter and first six months of 2005 versus an average rate of 1.81 and 1.82 for the same periods last year.

Broadcasting Results

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Broadcasting revenues declined $14.6 million or 7% in the second quarter of 2005 and $19.5 million or 5% for the first six months of 2005, reflecting a substantially lower level of political advertising, the absence of the “Friends” and “Frasier” series finales that boosted ad spending on the company’s NBC stations in the second quarter of 2004. A generally soft television advertising market, particularly for automotive, also dampened results.

Television revenues, which exclude Captivate, decreased 8% for the quarter with local revenues down slightly and national revenues down 19%. For the first six months of 2005, television revenues decreased 7% with local revenues down 1% and national revenues down 16%. For the second quarter and year-to-date, sharply lower political revenues and lower ad revenues from automotive, travel, telecommunications, and movies categories were partially offset by improvement from the restaurants, packaged goods and services categories.

Broadcasting operating expenses increased 1% and 4% for the second quarter and first six months of 2005, respectively, primarily due to costs associated with the operation of Captivate (acquired in April 2004). Excluding Captivate, television operating expenses declined 1% for the second quarter and were flat for the year-to-date. Operating income from broadcasting was down $15.6 million or 15% in the second quarter and $27.0 million or 15% year-to-date.

For the remainder of 2005, broadcasting revenues and earnings comparisons with 2004 will be challenging because of the absence of approximately $100 million of political and Olympics related advertising that benefited results in the second half of 2004.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, declined $4.2 million or 1% to $634.3 million for the second quarter of 2005, reflecting a 13% decline in broadcasting cash flow that was partially offset by a 2% increase in newspaper cash flow. For the year-to-date, operating cash flows rose $8.8 million or 1% to $1.15 billion. For the year-to-date period, newspaper cash flow rose 4% while broadcasting cash flow declined 14%. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 11 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense rose $16.4 million or 51% for the quarter and $29.5 million or 46% for the year-to-date, reflecting higher debt levels related to share repurchase activity and acquisitions, and higher interest rates. The daily average outstanding balance of commercial paper was $3.71 billion during the second quarter of 2005 and $1.97 billion during the second quarter of 2004. The daily average outstanding balance of commercial paper was $3.20 billion during the first six months of 2005 and $1.92 billion during the first six months of 2004. The weighted average interest rate on commercial paper was 2.9% and 1.0% for the second quarter of 2005 and 2004, respectively. For the year-to-date period of 2005 and 2004, the weighted average interest rate on commercial paper was 2.7% and 1.0%, respectively.

In June 2005, the company sold $500 million aggregate principal amount of 4.125% notes due 2008 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

The company’s average borrowing rates are expected to be higher for the remainder of 2005 as compared to the first half of 2005. For the remainder of 2005, interest expense is expected to be higher than last year due to higher interest rates and debt levels.

Because the company has $3.45 billion in commercial paper obligations at June 26, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.45 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $17.2 million.

In all periods presented, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. Non-operating income in the first six months of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga., for two daily newspapers in Tennessee.

The company’s effective income tax rate was 33.3% for the second quarter and 33.4% for the first six months of 2005 compared to 34.0% and 34.1% for the same periods last year. The provisions of the American Jobs Creation Act, which permit a deduction for certain domestic production activities, favorably impacted the company’s effective tax rate for 2005.

Net Income

The company’s net income declined $15.8 million or 4% for the second quarter and $24.5 million or 4% for the year-to-date. Net income per diluted share, however, rose to $1.37 from $1.30 for the second quarter, a 5% increase, and, for the year-to-date, it rose to $2.41 from $2.29, also a 5% increase. This growth in earnings per diluted share reflects the impact of the company’s share repurchase program.

The weighted average number of diluted shares outstanding for the second quarter of 2005 totaled 248,009,000, compared to 273,541,000 for the second quarter of 2004. For the first six months of 2005 and 2004, the weighted average number of diluted shares outstanding totaled 251,134,000 and 274,432,000, respectively. The decline is the result of the company’s share repurchase program under which approximately 5.4 million shares were repurchased during the second quarter of 2005 and a total of 10.6 million shares were repurchased during the first six months of 2005. See Part II, Item 2 for information on share repurchases.

Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $688.9 million for the first six months of 2005 and $708.0 million for the first six months of 2004. Cash flow from operating activities for 2004 was reduced by a $50 million payment to the Gannett Retirement Plan, which did not recur in 2005.

Cash used by the company for investing activities totaled $371.0 million for the first six months of 2005 primarily reflecting $107.5 million of capital spending and approximately $243.2 million for the acquisitions of PointRoll, Inc., HomeTown Communications and several smaller businesses.

Cash used by the company for financing activities totaled $294.9 million for the first six months of 2005. This reflects the repurchase of approximately 10.6 million shares of the company’s stock for $824.8 million (see further discussion below) and the payment of dividends totaling $136.5 million. These financing cash outflows were partially offset by the net proceeds from issuance of 4.125% notes due in 2008 (see further discussion below) and commercial paper borrowings, net of debt issuance costs, totaling $612.3 million and proceeds from the exercise of stock options totaling $59.5 million. The company’s regular quarterly dividend of $0.27 per share, which was declared in the second quarter of 2005, totaled $66.4 million and was paid on July 1, 2005.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. As of June 26, 2005, the company had remaining authority to repurchase up to $797.0 million of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

On April 1, 2005, the company’s unsecured notes with an aggregate principal amount of $600 million and a fixed interest rate of 4.95% matured. The company funded the repayment of these notes with additional commercial paper borrowings.

In June 2005, the company issued $500 million aggregate principal amount of 4.125% notes due 2008 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A by Standard & Poor’s and A2 by Moody’s Investors Service. The company has a shelf registration statement with the Securities and Exchange Commission under which up to $2.0 billion of additional debt securities may be issued. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts that may be raised through borrowings or the issuance of equity securities.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $446.6 million at the end of the second quarter versus $629.5 million at the end of 2004. The decrease reflects a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at June 26, 2005 were translated from Sterling to U.S. dollars at an exchange rate of 1.82 versus 1.92 at the end of 2004. For the second quarter and first six months of 2005, Newsquest’s financial results were translated at an average rate of 1.86 and 1.88, respectively, compared to 1.81 and 1.82 for the same periods last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.3% for the second quarter of 2005 and 1.5% for the first six months.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $62.0 million at June 26, 2005.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	June 26, 2005	Dec. 26, 2004
ASSETS
Current assets
Cash and cash equivalents	$152,671	$135,874
Trade receivables, less allowance (2005 - $44,713; 2004 - $44,413)	972,774	954,432
Inventories	129,735	120,064
Prepaid expenses and other receivables	134,304	160,325

Total current assets	1,389,484	1,370,695

Property, plant and equipment
Cost	4,953,663	4,870,949
Less accumulated depreciation	(2,235,289)	(2,117,504)

Net property, plant and equipment	2,718,374	2,753,445

Intangible and other assets
Goodwill	9,848,981	9,860,782
Indefinite-lived and other amortized intangible assets, less accumulated amortization	323,187	256,355
Investments and other assets	1,143,406	1,157,974

Total intangible and other assets	11,315,574	11,275,111

Total assets	$15,423,432	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	June 26, 2005	Dec. 26, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$209,246	$330,608
Compensation, interest and other accruals	348,870	310,396
Dividends payable	66,672	69,132
Income taxes	123,984	132,737
Deferred income	174,892	162,577

Total current liabilities	923,664	1,005,450

Deferred income taxes	821,104	821,949
Long-term debt	5,220,587	4,607,743
Postretirement medical and life insurance liabilities	291,311	322,616
Other long-term liabilities	391,695	386,130

Total liabilities	7,648,361	7,143,888

Minority interests in consolidated subsidiaries	86,632	91,361

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,420,732 shares	324,421	324,421
Additional paid-in-capital	602,139	563,279
Retained earnings	10,958,273	10,487,960
Accumulated other comprehensive income	407,649	591,487

	12,292,482	11,967,147

Less treasury stock, 79,767,140 shares and 70,076,108 shares, respectively, at cost	(4,604,043)	(3,803,145)

Total shareholders’ equity	7,688,439	8,164,002

Total liabilities and shareholders’ equity	$15,423,432	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	June 26, 2005	June 27, 2004
Net Operating Revenues:
Newspaper advertising	$1,314,834	$1,252,951	4.9
Newspaper circulation	314,854	306,598	2.7
Broadcasting	197,888	212,520	(6.9)
Other	108,901	101,234	7.6

Total	1,936,477	1,873,303	3.4

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,000,720	946,552	5.7
Selling, general and administrative expenses, exclusive of depreciation	301,496	288,286	4.6
Depreciation	70,059	59,129	18.5
Amortization of intangible assets	4,696	2,955	58.9

Total	1,376,971	1,296,922	6.2

Operating income	559,506	576,381	(2.9)

Non-operating income (expense):
Interest expense	(48,424)	(32,042)	51.1
Other	(3,039)	(7,007)	(56.6)

Total	(51,463)	(39,049)	31.8

Income before income taxes	508,043	537,332	(5.5)
Provision for income taxes	169,400	182,900	(7.4)

Net income	$338,643	$354,432	(4.5)

Net income per share-basic	$1.37	$1.31	4.6

Net income per share-diluted	$1.37	$1.30	5.4

Dividends per share	$0.27	$0.25	8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six weeks ended		% Inc (Dec)
	June 26, 2005	June 27, 2004
Net Operating Revenues:
Newspaper advertising	$2,532,213	$2,408,962	5.1
Newspaper circulation	628,593	618,987	1.6
Broadcasting	362,445	381,978	(5.1)
Other	205,323	193,060	6.4

Total	3,728,574	3,602,987	3.5

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,975,145	1,886,000	4.7
Selling, general and administrative expenses, exclusive of depreciation	598,966	571,316	4.8
Depreciation	130,962	118,103	10.9
Amortization of intangible assets	8,501	5,338	59.3

Total	2,713,574	2,580,757	5.1

Operating income	1,015,000	1,022,230	(0.7)

Non-operating income (expense):
Interest expense	(93,362)	(63,833)	46.3
Other	(13,958)	(4,157)	***

Total	(107,320)	(67,990)	57.8

Income before income taxes	907,680	954,240	(4.9)
Provision for income taxes	303,300	325,400	(6.8)

Net income	$604,380	$628,840	(3.9)

Net income per share-basic	$2.42	$2.32	4.3

Net income per share-diluted	$2.41	$2.29	5.2

Dividends per share	$0.54	$0.50	8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Twenty-six weeks ended
	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net Income	$604,380	$628,840
Adjustments to reconcile net income to operating cash flows:
Depreciation	130,962	118,103
Amortization of intangibles	8,501	5,338
Minority interest	4,123	4,397
Deferred income taxes	(8,067)	28,900
Pension contributions, net of pension expense	52,025	(28,179)
Change in other assets and liabilities, net	(102,982)	(49,442)

Net cash flow from operating activities	688,942	707,957

Cash flows from investing activities:
Purchase of property, plant and equipment	(107,453)	(122,143)
Payments for acquisitions, net of cash acquired	(243,238)	(150,015)
Payments for investments	(25,464)	(30,073)
Proceeds from sale of certain assets	5,183	15,174

Net cash used for investing activities	(370,972)	(287,057)

Cash flows from financing activities
Issuance of long-term debt, net of debt issuance costs	612,302	186,725
Dividends paid	(136,527)	(136,161)
Cost of common shares repurchased	(824,823)	(495,182)
Proceeds from issuance of common stock	59,450	71,376
Distributions to minority interest in consolidated partnerships	(5,253)	(4,602)

Net cash used for financing activities	(294,851)	(377,844)

Effect of currency rate change	(6,322)	1,942

Net increase in cash and cash equivalents	16,797	44,998
Balance of cash and cash equivalents at beginning of year	135,874	67,188

Balance of cash and cash equivalents at end of year	$152,671	$112,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2005

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended June 26, 2005, and the comparable period of 2004, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

2. Recently issued accounting standards

In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards Statement No. 123(R), (“SFAS No. 123(R)”) “Share-based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS No.123(R) are effective beginning in the company’s fiscal 2006 first quarter. Management has not determined which transition alternative it will elect upon adoption of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) will be to reduce operating results. Had SFAS No. 123(R) been applied in periods presented in this report, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 below.

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

SFAS No. 123 establishes a fair value-based method of accounting for employee stock-based compensation plans. The company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Had compensation cost for the company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below.

In this presentation, the company uses the explicit service period of the option awards (4 years) for purposes of amortizing the fair value of the awards. Because the company’s option awards continue to vest for a period after an optionee’s retirement, the amortization period now used is longer than what will be permitted for option grants made subsequent to adoption of FAS 123(R) (which the company will adopt in the first quarter of 2006). Under FAS 123(R), the amortization period will not go beyond the date optionees first become eligible to retire. Had the company employed this new amortization approach for determining the 2005 and 2004 pro forma compensation amounts below, such amounts would have been lower.

Second Quarter

(in thousands of dollars, except per share amounts)	2005	2004
Net income as reported	$338,643	$354,432
Less: Total compensation expense determined under SFAS No. 123, net of tax	11,570	17,142

Pro forma net income	$327,073	$337,290

Earnings per share:
Basic - as reported	$1.37	$1.31

Basic - pro forma	$1.33	$1.25

Diluted - as reported	$1.37	$1.30

Diluted - pro forma	$1.31	$1.23

Year-to-date

(in thousands of dollars, except per share amounts)	2005	2004
Net income as reported	$604,380	$628,840
Less: Total compensation expense determined under SFAS No. 123, net of tax	23,239	34,519

Pro forma net income	$581,141	$594,321

Earnings per share:
Basic - as reported	$2.42	$2.32

Basic - pro forma	$2.33	$2.19

Diluted - as reported	$2.41	$2.29

Diluted - pro forma	$2.31	$2.17

4. Acquisitions, investments and dispositions

On June 10, 2005, the company acquired the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user friendly, non-intrusive technology that allows advertisers to expand their space online and receive a more measurable impact from their online advertising campaigns.

On March 31, 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio, and Kentucky.

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

During the first six months of 2005, the company also purchased several small non-daily publications in the U.S.

The aggregate purchase price for the 2005 business acquisitions was $243 million.

5. Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at Dec. 26, 2004. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at June 26, 2005, and Dec. 26, 2004. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	June 26, 2005		Dec. 26, 2004
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$9,848,981	$—	$9,860,782	$—
Indefinite-lived intangibles	$143,083	$—	$119,953	$—
Amortized intangible assets:
Customer relationships	$207,490	$37,994	$159,472	$29,818
Other	$12,014	$1,406	$7,828	$1,080

Goodwill declined primarily due to a lower foreign exchange rate and the finalization of purchase price allocations for certain 2004 acquisitions. Additions to goodwill were recorded in connection with the acquisition of PointRoll, HomeTown and non-daily publications.

Indefinite-lived intangible assets and amortized intangible assets increased reflecting preliminary purchase price allocations for the 2005 acquisitions and the finalization of purchase price allocations for 2004 acquisitions.

Amortization expense was $4.7 million in the quarter ended June 26, 2005 and $8.5 million year-to-date. For the second quarter and year-to-date of 2004, amortization expense was $3.0 million and $5.3 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include ad archives, continuing education training modules, real estate access rights and patents. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $20 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782
Acquisitions and adjustments	146,414	(4,444)	141,970
Foreign currency exchange rate changes	(153,760)	(11)	(153,771)

Balance at June 26, 2005	$8,299,838	$1,549,143	$9,848,981

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 26, 2004	$119,953	$—	$119,953
Acquisitions and adjustments	27,650	862	28,512
Foreign currency exchange rate changes	(5,382)	—	(5,382)

Balance at June 26, 2005	$142,221	$862	$143,083

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 26, 2004	$130,377	$6,025	$136,402
Acquisitions and adjustments	48,189	4,014	52,203
Amortization	(7,846)	(655)	(8,501)

Balance at June 26, 2005	$170,720	$9,384	$180,104

6. Long-term debt

In January 2005, the company replaced the $622.5 million 364-day facility that was scheduled to mature in March 2005 with a $691.875 million 5-year credit facility that matures in January 2010. In April 2005, this facility was increased to $766.875 million. Also effective in January 2005, the existing 2002 $1.365 billion 5-year facility was amended and extended until January 2010.

At June 26, 2005, the company had a total of $4.169 billion of credit available under four revolving credit agreements. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

On April 1, 2005, the company’s unsecured notes with an aggregate principal amount of $600 million and a fixed interest rate of 4.95% matured. The company funded the repayment of these notes with additional commercial paper borrowings.

In June 2005, the company issued $500 million aggregate principal amount of 4.125% notes due 2008 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

Approximate annual maturities of long-term debt, assuming that the company used the $4.169 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes and the tranche of unsecured notes due in 2006 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	June 26, 2005
2006	$—
2007	698,242
2008	570,234
2009	1,321,749
2010	2,131,875
Later years	498,487

Total	$5,220,587

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.3 billion at June 26, 2005.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $62.0 million at June 26, 2005.

7. Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the second quarter and first six months of 2005 and 2004 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Service cost-benefits earned during the period	$24,964	$23,250	$49,810	$46,580
Interest cost on benefit obligation	42,954	42,270	85,746	84,660
Expected return on plan assets	(55,674)	(53,160)	(111,121)	(106,470)
Amortization of prior service credit	(5,358)	(5,320)	(10,667)	(10,670)
Amortization of actuarial loss	15,892	14,530	31,733	29,100

Pension expense for company-sponsored retirement plans	$22,778	$21,570	$45,501	$43,200

Union and other pension cost	3,262	2,100	6,524	4,200

Pension cost	$26,040	$23,670	$52,025	$47,400

8. Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the second quarter and first six months of 2005 and 2004 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Service cost-benefits earned during the period	$574	$488	$1,148	$976
Interest cost on benefit obligation	3,750	4,138	7,500	8,276
Amortization of prior service credit	(3,125)	(3,100)	(6,250)	(6,200)
Amortization of actuarial loss	800	787	1,600	1,574

Net periodic postretirement cost	$1,999	$2,313	$3,998	$4,626

Curtailment gain	$(23,500)	$—	$(23,500)	$—

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

The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company expects to be entitled to the Federal subsidy beginning in 2006.

During the second quarter of 2005, the company recognized a curtailment gain due to the elimination of postretirement medical and life insurance benefits for certain U.S. newspaper employees, which is reflected in cost of sales in the accompanying Condensed Consolidated Statements of Income.

9. Comprehensive income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The table below presents the components of comprehensive income for the second quarter and year-to-date of 2005 and 2004.

	Second Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Net income	$338,643	$354,432	$604,380	$628,840
Other comprehensive (loss) income	(85,773)	14,968	(183,837)	87,540

Comprehensive income	$252,870	$369,400	$420,543	$716,380

Other comprehensive loss for the second quarter and first six months of 2005 and other comprehensive income for the second quarter and first six months of 2004 were primarily related to foreign currency translation.

10. Outstanding shares

The weighted average number of common shares outstanding (basic) in the second quarter totaled 246,374,000 compared to 270,227,000 for the second quarter of 2004. The weighted average number of diluted shares outstanding in the second quarter totaled 248,009,000 compared to 273,541,000 for the second quarter of 2004.

The weighted average number of common shares outstanding (basic) in the first half of 2005 totaled 249,244,000 compared to 271,274,000 for the first half of 2004. The weighted average number of diluted shares outstanding in the first half totaled 251,134,000 compared to 274,432,000 for the first half of 2004.

11. Business segment information

(unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	June 26, 2005	June 27, 2004
Net Operating Revenues:
Newspaper publishing	$1,738,589	$1,660,783	4.7
Broadcasting	197,888	212,520	(6.9)

Total	$1,936,477	$1,873,303	3.4

Operating Income (net of depreciation and amortization):
Newspaper publishing	$486,076	$487,018	(0.2)
Broadcasting	90,739	106,291	(14.6)
Corporate	(17,309)	(16,928)	(2.3)

Total	$559,506	$576,381	(2.9)

Depreciation and Amortization:
Newspaper publishing	$62,912	$50,595	24.3
Broadcasting	7,944	7,550	5.2
Corporate	3,899	3,939	(1.0)

Total	$74,755	$62,084	20.4

Operating Cash Flow (1):
Newspaper publishing	$548,988	$537,613	2.1
Broadcasting	98,683	113,841	(13.3)
Corporate	(13,410)	(12,989)	(3.2)

Total	$634,261	$638,465	(0.7)

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.
(2)	Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers.

(unaudited, in thousands of dollars)	Twenty-six weeks ended		% Inc (Dec)
	June 26, 2005	June 27, 2004
Net Operating Revenues:
Newspaper publishing	$3,366,129	$3,221,009	4.5
Broadcasting	362,445	381,978	(5.1)

Total	$3,728,574	$3,602,987	3.5

Operating Income (net of depreciation and amortization):
Newspaper publishing	$899,631	$879,283	2.3
Broadcasting	149,423	176,449	(15.3)
Corporate	(34,054)	(33,502)	(1.6)

Total	$1,015,000	$1,022,230	(0.7)

Depreciation and Amortization:
Newspaper publishing	$115,931	$101,133	14.6
Broadcasting	15,644	14,431	8.4
Corporate	7,888	7,877	0.1

Total	$139,463	$123,441	13.0

Operating Cash Flow (1):
Newspaper publishing	$1,015,562	$980,416	3.6
Broadcasting	165,067	190,880	(13.5)
Corporate	(26,166)	(25,625)	(2.1)

Total	$1,154,463	$1,145,671	0.8

(1)	Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense.
(2)	Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers.

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended June 26, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$548,988	$98,683	$(13,410)	$634,261
Less:
Depreciation	(58,625)	(7,535)	(3,899)	(70,059)
Amortization	(4,287)	(409)	—	(4,696)

Operating income	$486,076	$90,739	$(17,309)	$559,506

Thirteen weeks ended June 27, 2004

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$537,613	$113,841	$(12,989)	$638,465
Less:
Depreciation	(47,640)	(7,550)	(3,939)	(59,129)
Amortization	(2,955)	—		(2,955)

Operating income	$487,018	$106,291	$(16,928)	$576,381

Twenty-six weeks ended June 26, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,015,562	$165,067	$(26,166)	$1,154,463
Less:
Depreciation	(108,085)	(14,989)	(7,888)	(130,962)
Amortization	(7,846)	(655)	—	(8,501)

Operating income	$899,631	$149,423	$(34,054)	$1,015,000

Twenty-six weeks ended June 27, 2004

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$980,416	$190,880	$(25,625)	$1,145,671
Less:
Depreciation	(95,795)	(14,431)	(7,877)	(118,103)
Amortization	(5,338)	—	—	(5,338)

Operating income	$879,283	$176,449	$(33,502)	$1,022,230

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the second quarter and first six months of 2005 would have decreased approximately 1.3% and 1.5%, respectively. Because the company has $3.45 billion in commercial paper obligations at June 26, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.45 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $17.2 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.3 billion at June 26, 2005.

Item 4. Controls and Procedures

Based on their evaluation, the company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of June 26, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
3/28/05 - 5/1/05	2,494,700		$77.62	2,494,700		$1,014,263,707
5/2/05 – 5/29/05	1,751,600		$76.31	1,751,600		$880,604,543
5/30/05 - 6/26/05	1,123,300	*	$74.44	1,123,300	*	$796,989,591
Total 2nd Quarter 2005	5,369,600		$76.52	5,369,600		$796,989,591

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $500 million program announced on October 26, 2004 and the $1 billion program announced on April 14, 2005. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of the publicly announced repurchase program.

*	In addition to the above, at the end of June 2005, 200,000 shares were repurchased as part of the publicly announced repurchase program, at an average price of $72.59, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $782,471,841 at June 26, 2005.

Item 4. Submission of Matters to a Vote of Securityholders

(a)	The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 14, 2005.

(b)	The following directors were elected at the meeting:

Louis D. Boccardi

Donna E. Shalala

The following directors’ terms of office continued after the meeting:

James A. Johnson	Douglas H. McCorkindale
Duncan M. McFarland	Stephen P. Munn
Solomon D. Trujillo	Karen Hastie Williams

(c)	(i) Two directors were re-elected to the Board of Directors. Tabulation of votes for each of the nominees is as follows:

	For	Withhold Authority
Louis D. Boccardi	212,551,654	1,269,641
Donna E. Shalala	212,035,727	1,785,568

(ii) The proposal to ratify Ernst & Young LLP as the company’s independent auditor was approved. Tabulation of the votes for the proposal is as follows:

	For	Against	Abstain	Broker Non-vote
Ratification of independent auditors	205,994,450	7,555,903	270,942	- 0 -

(iii) The shareholder proposal concerning performance-based options was not approved. Tabulation of the votes for the proposal is as follows:

	For	Against	Abstain	Broker Non-vote
Shareholder proposal	83,699,073	98,894,917	1,157,290	30,070,015

(iv) The shareholder proposal concerning director election by a majority vote was not approved. Tabulation of the votes for the proposal is as follows:

	For	Against	Abstain	Broker Non-vote
Shareholder proposal	88,082,619	93,544,565	2,124,096	30,070,015

Item 6. Exhibits

(a)	Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2005	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 99 to Gannett Co., Inc.’s Form 8-K filed on May 27, 2005.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank, National Association, as Trustee.	Attached.

11	Statement Regarding Computation of Earnings Per Share.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.