Form 10-Q
period 2005-09-25
GANNETT CO INC /DE/
filed 2005-10-31
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 14, 2005, was 239,890,573.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Unless stated otherwise, as in the section titled “Discontinued Operations”, all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations which exclude the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald for all periods presented.

Operating Summary

During the quarter ended September 25, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning August 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50 percent interest in Detroit had been reported in other operating revenue.

During the quarter the company also completed an exchange of assets with Knight Ridder in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald. In return, Gannett received the Tallahassee (FL) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for the third quarter and year-to-date exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations. In addition, the results from previous years presented have been restated to reflect the disposition of the three formerly owned Gannett newspapers. The operating results related to discontinued operations are discussed below in the section titled “Discontinued Operations”.

Because of the change in the company’s ownership of the Detroit newspaper operations and the attendant change in accounting from the equity method to full consolidation, significant variances in reported revenues and expenses for the quarter and year-to-date periods have resulted. These variances are discussed more fully under Newspaper Results below.

Net income per diluted share, on a generally accepted accounting principles (“GAAP”) basis, was $1.22 for the third quarter 2005 compared to $1.18 for the comparable period in 2004. Net income per diluted share for the nine months was $3.62 for 2005 and $3.47 in 2004. Earnings from continuing operations per diluted share were $1.13 for the third quarter of 2005 and $3.49 for the year-to-date compared with $1.16 for the third quarter of 2004 and $3.41 for the year-to-date 2004. Earnings from operations of the discontinued businesses per diluted share were $0.01 and $0.02 for the third quarter of 2005 and 2004, respectively. On a year-to-date basis these amounts were $0.06 in both 2005 and 2004. In the third quarter of 2005, Gannett recorded a gain on the disposal of these properties of $0.08 per diluted share.

Operating revenues rose 4.1% to $1.86 billion in the third quarter reflecting the full consolidation of Detroit newspaper operations beginning on August 1, 2005. If Gannett had owned the same properties for the full quarters in 2005 and 2004, revenues from continuing operations would have declined almost 1%. For the first nine months of 2005, operating revenues increased 3.7% to $5.54 billion. If Gannett had owned the same properties for the full nine month period in 2005 and 2004, revenues from continuing operations would have increased 1.3%. Growth in reported operating revenues year-to-date was driven primarily by the company’s U.S. local newspapers, which achieved solid results in classified employment and real estate advertising categories and from non-daily initiatives as well as the impact of the consolidation of the Detroit newspaper operations. This revenue growth was offset by broadcasting revenue declines related to substantially lower political advertising, the absence of Summer Olympics ad spending, and lower newspaper revenues in the UK.

Operating income declined to $473.2 million for the third quarter of 2005 and to $1.47 billion for the year-to-date. Net income was $297.0 million for the third quarter of 2005 compared to $310.2 million for the same period last year. Higher newsprint and interest expense tempered the company’s results for 2005. For the year-to-date periods of 2005 and 2004, net income was $901.4 million and $939.0 million, respectively.

Newspaper Results

Reported newspaper publishing revenues increased $113.1 million or 7.1% for the third quarter of 2005, as compared to the third quarter of 2004, and rose by $256.2 million or 5.4% for the year-to-date. For the third quarter of 2005, most of the increase in reported advertising and circulation revenues is attributable to the Detroit newspaper transaction and to USA TODAY circulation revenue gains. In addition to the impact of consolidating Detroit operations since August 1, 2005 and the USA TODAY circulation gains, the year-to-date revenue increases reflect gains in classified employment and real estate advertising at our U.S. local newspapers and strong growth in U.S. non-daily products. Newspaper revenues were negatively impacted by weaker results at Newsquest amid a softening economy in the UK.

Recent acquisitions affecting newspaper comparisons include the Tallahassee Democrat acquired August 29, 2005, the reorganization and full consolidation of the Detroit newspapers since August, 1, 2005, Mint Magazine acquired in July 2005, PointRoll, Inc., acquired in June 2005, and HomeTown Communications Network, Inc., acquired in late March 2005. Newspaper comparisons are not affected by the recent disposal by Gannett of newspapers in Boise, Idaho, and Olympia and Bellingham, Washington as the results of these three newspapers have been excluded from continuing operations for all periods presented and have been reflected separately as discontinued operations. (Refer to Note 4 “Acquisitions, investments and dispositions” of the Notes to Condensed Consolidated Financial Statements for further discussion).

Newspaper publishing revenues are derived principally from advertising and circulation sales, which accounted for 75% and 19%, respectively, of total newspaper revenues for both the third quarter and year-to-date 2005. Ad revenues include amounts derived from advertising placed with newspaper Internet products. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agency in Detroit (through July 31, 2005, after which Detroit newspaper operations have been fully consolidated) and Tucson and earnings from its 19.49% equity interest in the California Newspapers Partnership. The table below presents these components of reported revenues for the third quarter and first nine months of 2005 and 2004.

Newspaper publishing revenues, in thousands of dollars

Third Quarter	2005	2004	% Change
Newspaper advertising	$1,274,323	$1,184,820	8
Newspaper circulation	316,242	299,764	5
Commercial printing and other	107,980	100,868	7

Total	$1,698,545	$1,585,452	7

Year-to-date	2005	2004	% Change
Newspaper advertising	$3,767,007	$3,556,536	6
Newspaper circulation	935,281	908,922	3
Commercial printing and other	312,894	293,543	7

Total	$5,015,182	$4,759,001	5

The tables below present the components of reported newspaper advertising revenues for the third quarter and year-to-date of 2005 and 2004.

Advertising revenues, in thousands of dollars

Third Quarter	2005	2004	% Change
Local	$537,543	$488,483	10
National	183,115	173,399	6
Classified	553,665	522,938	6

Total ad revenue	$1,274,323	$1,184,820	8

Year-to-date	2005	2004	% Change
Local	$1,580,990	$1,470,791	7
National	560,856	543,374	3
Classified	1,625,161	1,542,371	5

Total ad revenue	$3,767,007	$3,556,536	6

The company’s growth over the years has been partly through the acquisition of new businesses. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the third quarter of 2005 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

In the pro forma presentations below, the Detroit newspaper operations are fully consolidated in all periods presented and the revenues from discontinued operations have been removed.

Advertising revenues, in thousands of dollars (pro forma)

Third Quarter	2005	2004	% Change
Local	$546,942	$540,125	1
National	197,689	197,189	0
Classified	560,954	553,470	1

Total ad revenue	$1,305,585	$1,290,784	1

Year-to-date	2005	2004	% Change
Local	$1,676,453	$1,632,437	3
National	622,510	616,089	1
Classified	1,683,625	1,629,003	3

Total ad revenue	$3,982,588	$3,877,529	3

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter	2005	2004	% Change
Local	8,657	8,867	(2)
National	1,011	991	2
Classified	14,916	15,292	(2)

Total Run-of-Press linage	24,584	25,150	(2)

Preprint distribution	2,959	2,986	(1)

Year-to-date	2005	2004	% Change
Local	26,689	27,238	(2)
National	3,121	3,262	(4)
Classified	44,313	44,960	(1)

Total Run-of-Press linage	74,123	75,460	(2)

Preprint distribution	9,130	8,943	2

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

Third Quarter	2005	2004
Pro forma ad revenues	$1,305,585	$1,290,783
Add: Effect of dispositions	—	—
Less: Effect of acquisitions, including Detroit	(31,262)	(105,963)

As reported ad revenues	$1,274,323	$1,184,820

Year-to-date	2005	2004
Pro forma ad revenues	$3,982,588	$3,877,529
Add: Effect of dispositions	—	1,122
Less: Effect of acquisitions, including Detroit	(215,581)	(322,115)

As reported ad revenues	$3,767,007	$3,556,536

For the third quarter of 2005, reported and pro forma local advertising revenues rose 10% and 1%, respectively, with pro forma linage down 2%. For the year-to-date, reported and pro forma local advertising revenues rose 7% and 3%, respectively, with pro forma linage down 2%. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005. In the pro forma comparisons covering all newspaper products, the health, financial and telecommunications categories were strong in the U.S. for the quarter, while department store, furniture, consumer electronics, entertainment, restaurant and home improvement categories trailed last year’s results. Revenues from the company’s small and medium-sized advertisers in its domestic newspapers outpaced those from its largest advertisers. In the U.S., non-daily publications generated strong revenue growth in 2005.

Reported and pro forma national advertising revenues were up 6% and flat, respectively, for the third quarter with a 2% pro forma volume increase. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005. For the quarter, USA TODAY advertising revenues declined almost 3% reflecting the absence of Summer Olympics-related ad demand. Year-to-date, reported and pro forma national advertising revenues advanced 3% and 1%, respectively, on a 4% pro forma volume decline. USA TODAY advertising revenues rose slightly year-to-date. Paid advertising pages at USA TODAY were 981 for the third quarter compared to 1,082 for the same period last year. Year-to-date, paid advertising pages at USA TODAY for 2005 and 2004 were 3,273 and 3,448, respectively. The company’s U.S. local newspapers benefited from strong growth in national preprints for the quarter and year-to-date.

For the third quarter of 2005, reported and pro forma classified ad revenues rose 6% and 1%, respectively, with a pro forma linage decrease of 2%. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005 as well as strong employment and real estate advertising in the U.S. For the first nine months of 2005, reported and pro forma classified ad revenues increased 5% and 3%, respectively, with a pro forma linage decrease of 1%. On a pro forma basis, employment ad revenues increased 2% for the third quarter and 6% for the year-to-date, reflecting revenue gains by U.S. local newspapers of 14% and 17% for the third quarter and first nine months of 2005. These domestic employment revenue gains were partially offset by lower employment results for UK newspapers. Pro forma real estate ad revenues were up 3% and 4% for the third quarter and first nine months of 2005. Pro forma automotive ad revenues were down 9% during the quarter and 6% for the year-to-date reflecting softness both domestically and in the UK. Overall, classified results in our domestic newspapers were stronger than in the UK. Online revenue growth was strong during the third quarter and first nine months of 2005, increasing 35% and 46% respectively over the same periods last year.

Circulation revenues, as reported, rose 5% and 3% for the third quarter and first nine months of 2005, respectively, reflecting the consolidation of Detroit newspaper operations since August 1, 2005, increased revenues at USA TODAY and Newsquest partially offset by lower revenues from U.S. local newspapers. USA TODAY benefited from the $0.25 increase in its single-copy price implemented in September 2004. The single-copy price increase impacted approximately 900,000 copies. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2% in the third quarter and first nine months of 2005. Sunday net paid circulation was down 3% from the comparable quarter and year-to-date periods of last year. USA TODAY reported an average daily paid circulation of 2,299,905 in the ABC Publisher’s Statement for the 26 weeks ended September 25, 2005, a decrease of less than 1% over the comparable period a year earlier.

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

Reported newspaper operating expenses rose $105.4 million or 9% for the quarter and $229.4 million or 7% for the first nine months of 2005, reflecting consolidation of Detroit newspaper operations since August 1, 2005, increased newsprint expenses and several other factors. Costs for non-daily publications, including newsprint, were significantly higher for the quarter reflecting acquisitions and internal growth. Newspaper expense increases for the quarter and year-to-date were partially offset by lower benefit costs, including the benefit of a curtailment of retiree medical and life insurance coverage for certain US newspaper employees (refer to Note 8 “Postretirement benefits other than pension” for further information).

Newsprint expense for the third quarter of 2005 rose almost 8%, reflecting a 6% increase in prices and a 1% increase in consumption. For the first nine months of 2005, newsprint expense rose 6%, reflecting an 8% increase in prices and a 2% reduction in consumption. Reported consumption includes the impact of the Detroit consolidation. On a pro forma basis, newsprint expense was up 2% for the quarter reflecting a 6% increase in price and a 4% decline in usage. For the first nine months of 2005, on a pro forma basis, newsprint expense increased 4% on an 8% price increase and a 4% decline in usage. For the remainder of 2005, newsprint prices are expected to be approximately 10% above 2004 levels. The company has secured newsprint pricing through the end of 2005 for a substantial amount of its requirements.

Newspaper operating income for the quarter increased $7.7 million or almost 2% and rose $26.8 million or 2% for the year-to-date. Improved earnings for U.S. newspapers, including USA TODAY, were partially offset by lower results in the UK. Newsquest’s financial results were translated from Sterling to U.S. dollars using an average rate of 1.79 and 1.85 in the third quarter and first nine months of 2005, respectively versus an average rate of 1.82 for each of the same periods last year.

Other Newspaper Business Acquisitions

In addition to the transactions with Knight Ridder, which resulted in Gannett increasing its interest in the Detroit newspaper operations and acquiring the Tallahassee Democrat, the company made the following acquisitions:

•	Exchange & Mart and Auto Exchange, September 2005

•	Mint Magazine, July 2005

•	PointRoll, Inc., June 2005

•	HomeTown Communications Network, Inc., March 2005

•	Various smaller acquisitions

The total cash paid for acquisitions in the first nine months of 2005 was $615.3.

Broadcasting Results

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Broadcasting revenues declined $39.8 million or 19% in the third quarter of 2005, as compared to the third quarter of 2004, and $59.3 million or 10% for the first nine months of 2005. The third quarter decline reflects a $50 million decrease due to the absence of the Summer Olympics and significantly reduced political advertising in 2005 as compared to 2004. A generally soft television advertising market, particularly for the automotive category, continued to dampen results for the third quarter.

Television revenues, which exclude Captivate, decreased 20% for the quarter with local revenues down 11% and national revenues down 33%. For the first nine months of 2005, television revenues decreased 11% with local revenues down just under 5% and national revenues down 22%. For the third quarter and year-to-date, sharply lower political revenues and the absence of the Summer Olympics negatively impacted operating results. Lower ad revenues from automotive, retail and telecommunications categories were partially offset by improvement from the packaged goods, home improvement and medical and dental services categories. The total decline in political revenues through nine months was about $38 million. The decline in revenues related to the Summer Olympics impacted several categories.

Broadcasting operating expenses decreased almost 2% for the third quarter principally as the result of lower sales and production costs. For the nine months, Broadcasting operating expenses increased almost 2% over 2004, primarily due to costs associated with the operation of Captivate (acquired in April 2004). Excluding Captivate, television operating expenses declined 3% for the third quarter and 1% for the year-to-date compared to 2004. Operating income from broadcasting was down $37.7 million or 38% in the third quarter and $64.8 million or 24% year-to-date.

For the remainder of 2005, broadcasting revenues and earnings comparisons with 2004 will be challenging because of the absence of approximately $48 million of political related advertising that benefited results in the fourth quarter of 2004.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, declined $22.5 million or 4% to $540.9 million for the third quarter of 2005, reflecting a 35% decline in broadcasting cash flow that was partially offset by a 3% increase in newspaper cash flow. For the year-to-date, operating cash flow fell $14.8 million or 1% to $1.68 billion. For the year-to-date period, newspaper cash flow rose 3% while broadcasting cash flow declined 21%. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 11 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense rose $19.2 million or 54% for the quarter and $48.8 million or 49% for the year-to-date, reflecting higher debt levels related to share repurchase activity and acquisitions, and higher interest rates. The daily average outstanding balance of commercial paper was $3.51 billion during the third quarter of 2005 and $2.41 billion during the third quarter of 2004. The daily average outstanding balance of commercial paper was $3.3 billion during the first nine months of 2005 and $2.08 billion during the first nine months of 2004. The weighted average interest rate on commercial paper was 3.4% and 1.4% for the third quarter of 2005 and 2004, respectively. For the year-to-date period of 2005 and 2004, the weighted average interest rate on commercial paper was 3.0% and 1.2%, respectively.

In June 2005, the company sold $500 million aggregate principal amount of 4.125% notes due 2008 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

The company’s average borrowing rate for the fourth quarter will be above that of the first nine months of 2005. Fourth quarter interest expense will be above last year due to higher interest rates and debt levels.

Because the company has $3.62 billion in commercial paper obligations at September 25, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.62 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $18.1 million.

In all periods presented, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses and minority interest expense related to the Texas-New Mexico Newspapers Partnership. Commencing in the third quarter of 2005, non-operating expense also includes the minority interest related to the Detroit Newspaper Partnership. Non-operating income in the first nine months of 2004 also includes a non-monetary gain from the exchange of the company’s daily newspaper in Gainesville, Ga., for two daily newspapers in Tennessee which occurred in February 2004.

The company’s effective income tax rate was 33.4% for the third quarter and the first nine months of 2005 compared to 34.0% and 34.1% for the same periods last year. The provisions of the American Jobs Creation Act, which permit a deduction for certain domestic production activities, favorably impacted the company’s effective tax rate for 2005.

Income from Continuing Operations

The company’s income from continuing operations declined $30.2 million or 10% for the third quarter and $55.5 million or 6% for the year-to-date. Earnings from continuing operations per diluted share for the third quarter of 2005 fell to $1.13, or 3% from $1.16 earned in the third quarter of 2004. The third quarter decline was principally due to lower Broadcast and UK newspaper results. Year-to-date earnings from continuing operations per diluted share rose to $3.49 from $3.41, an increase of 2%. This growth in earnings per diluted share reflects the impact of the company’s share repurchase program, discussed further in the Liquidity section below.

Discontinued Operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of the (Boise) Idaho Statesman and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald that were part of the exchange transaction with Knight Ridder that was completed on August 29, 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented. Taxes provided on the earnings from discontinued operations totaled $9.0 million, covering U.S. federal and state income taxes and represent an effective rate of 38%. Also included in discontinued operations is the $18.8 million gain recognized, net of tax, in the third quarter of 2005 on the disposal of these properties. Taxes provided on the gain from the disposal totaled approximately $147 million, covering U.S. federal and state income taxes and represent an effective rate of 88.6%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.01 and $0.02 for the third quarter of 2005 and 2004, respectively. On a year-to-date basis these amounts were $0.06 in both 2005 and 2004. In the third quarter of 2005, Gannett also reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Net Income

The company’s net income declined $13.2 million or 4% for the third quarter and $37.7 million or 4% for the year-to-date. Net income per diluted share, however, rose to $1.22 from $1.18 for the third quarter, a 3% increase, and, for the year-to-date, it rose to $3.62 from $3.47, a 4% increase. This growth in earnings per diluted share reflects the impact of the company’s share repurchase program and the gain on the newspaper exchange transaction.

The weighted average number of diluted shares outstanding for the third quarter of 2005 totaled 244,013,000 compared to 263,804,000 for the third quarter of 2004. For the first nine months of 2005 and 2004, the weighted average number of diluted shares outstanding totaled 248,753,000 and 270,862,000, respectively. The decline is the result of the company’s share repurchase program under which approximately 3.64 million shares were repurchased during the third quarter of 2005 and a total of 14.3 million shares were repurchased during the first nine months of 2005. See Part II, Item 2 for information on share repurchases.

Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $1.1 billion for the first nine months of 2005 and $1.2 billion for the first nine months of 2004. Cash flow from operating activities was reduced by pension plan funding of $35.8 million in 2005 and $50 million in 2004.

Cash used by the company for investing activities totaled $721.5 million for the first nine months of 2005 primarily reflecting $161.5 million of capital spending and approximately $615.3 million for the acquisitions of the additional interest in the Detroit newspaper operations, PointRoll, Inc., HomeTown Communications Network, Inc., Exchange & Mart and Auto Exchange and several smaller businesses.

Cash used by the company for financing activities totaled $436.8 million for the first nine months of 2005. This reflects the repurchase of approximately 14.3 million shares of the company’s stock for $1.1 billion (see further discussion below) and the payment of dividends totaling $202.6 million. These financing cash outflows were partially offset by the net proceeds from issuance of the 4.125% notes due in 2008 (see further discussion below) and commercial paper borrowings, net of debt issuance costs, totaling $777.1 million and proceeds from the exercise of stock options totaling $69.4 million. The company’s regular quarterly dividend of $0.29 per share, which was declared in the third quarter of 2005, totaled $70.2 million and was paid on October 3, 2005.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. As of September 25, 2005, the company had remaining authority to repurchase up to $521.7 million of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

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

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $355.6 million at the end of the third quarter versus $629.5 million at the end of 2004. The decrease reflects a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at September 25, 2005 were translated from Sterling to U.S. dollars at an exchange rate of 1.78 versus 1.92 at the end of 2004. For the third quarter and first nine months of 2005, Newsquest’s financial results were translated at an average rate of 1.79 and 1.85, respectively, compared to 1.82 for each the same periods last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.3% for the third quarter of 2005 and 2.2% for the first nine months.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $59 million at September 25, 2005.

Subsequent event – Acceleration of vesting of employee stock options

On October 26, 2005, the company accelerated the vesting of certain employee stock options for which the option exercise price was substantially above the current market price for the company’s shares. As further discussed in Note 3 to the Condensed Consolidated Financial Statements, the acceleration of vesting will increase the amount of pro forma stock based compensation required to be disclosed in the fourth quarter of 2005 by approximately $32 million.

These options were accelerated to reduce the expense the company would otherwise be required to record in 2006 and beyond when the new accounting rule for stock options becomes effective.

For its executive officers however, the company imposed a holding period that requires them to refrain from selling shares acquired upon the exercise of these options (other than shares that may be sold to cover payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or, if earlier, an executive officer’s last day of employment.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Sept. 25, 2005	Dec. 26, 2004
ASSETS
Current assets
Cash and cash equivalents	$54,696	$135,874
Trade receivables, less allowance (2005 - $43,120; 2004 - $44,413)	949,229	954,432
Inventories	135,967	120,064
Prepaid expenses and other receivables	167,258	160,325

Total current assets	1,307,150	1,370,695

Property, plant and equipment
Cost	5,050,472	4,870,949
Less accumulated depreciation	(2,221,438)	(2,117,504)

Net property, plant and equipment	2,829,034	2,753,445

Intangible and other assets
Goodwill	9,945,202	9,860,782
Indefinite-lived and other amortized intangible assets, less accumulated amortization	379,490	256,355
Investments and other assets	1,309,914	1,157,974

Total intangible and other assets	11,634,606	11,275,111

Total assets	$15,770,790	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Sept. 25, 2005	Dec. 26, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$271,137	$330,608
Compensation, interest and other accruals	419,460	310,396
Dividends payable	70,829	69,132
Income taxes	193,372	132,737
Deferred income	179,115	162,577

Total current liabilities	1,133,913	1,005,450

Deferred income taxes	829,519	821,949
Long-term debt	5,384,839	4,607,743
Postretirement medical and life insurance liabilities	323,088	322,616
Other long-term liabilities	401,112	386,130

Total liabilities	8,072,471	7,143,888

Minority interests in consolidated subsidiaries	111,327	91,361

Shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,421
Additional paid-in-capital	608,376	563,279
Retained earnings	11,185,088	10,487,960
Accumulated other comprehensive income	316,647	591,487

	12,434,530	11,967,147

Less treasury stock, 83,237,505 shares and 70,076,108 shares, respectively, at cost	(4,847,538)	(3,803,145)

Total shareholders’ equity	7,586,992	8,164,002

Total liabilities and shareholders’ equity	$15,770,790	$15,399,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	Sept. 25, 2005	Sept. 26, 2004
Net Operating Revenues:
Newspaper advertising	$1,274,323	$1,184,820	7.6
Newspaper circulation	316,242	299,764	5.5
Broadcasting	166,358	206,170	(19.3)
Other	107,980	100,868	7.1

Total	1,864,903	1,791,622	4.1

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,020,307	941,178	8.4
Selling, general and administrative expenses, exclusive of depreciation	303,651	287,008	5.8
Depreciation	60,954	56,951	7.0
Amortization of intangible assets	6,783	2,972	128.2

Total	1,391,695	1,288,109	8.0

Operating income	473,208	503,513	(6.0)

Non-operating income (expense):
Interest expense	(54,993)	(35,771)	53.7
Other	(5,700)	(6,496)	(12.3)

Total	(60,693)	(42,267)	43.6

Income before income taxes	412,515	461,246	(10.6)
Provision for income taxes	137,900	156,400	(11.8)

Income from continuing operations	274,615	304,846	(9.9)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	3,639	5,363	(32.1)
Gain on disposal of newspaper businesses, net of tax	18,755	—	***

Net income	$297,009	$310,209	(4.3)

Earnings from continuing operations-per share basic	$1.13	$1.17	(3.4)
Earnings from discontinued operations:
Discontinued operations per share-basic	.01	.02	(50.0)
Gain on disposal of newspaper businesses per share-basic	.08	—	***

Net income per share-basic	$1.22	$1.19	2.5

Earnings from continuing operations-per share diluted	$1.13	$1.16	(2.6)
Earnings from discontinued operations:
Discontinued operations per share-diluted	.01	.02	(50.0)
Gain on disposal of newspaper businesses per share-diluted	.08	—	***

Net income per share-diluted	$1.22	$1.18	3.4

Dividends per share	$.29	$.27	7.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 25, 2005	Sept. 26, 2004
Net Operating Revenues:
Newspaper advertising	$3,767,007	$3,556,536	5.9
Newspaper circulation	935,281	908,922	2.9
Broadcasting	528,803	588,148	(10.1)
Other	312,894	293,543	6.6

Total	5,543,985	5,347,149	3.7

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,972,037	2,805,100	6.0
Selling, general and administrative expenses, exclusive of depreciation	895,705	851,003	5.3
Depreciation	190,555	173,535	9.8
Amortization of intangible assets	15,284	8,310	83.9

Total	4,073,581	3,837,948	6.1

Operating income	1,470,404	1,509,201	(2.6)

Non-operating income (expense):
Interest expense	(148,355)	(99,604)	48.9
Other	(19,659)	(10,653)	84.5

Total	(168,014)	(110,257)	52.4

Income before income taxes	1,302,390	1,398,944	(6.9)
Provision for income taxes	434,400	475,500	(8.6)

Income from continuing operations	867,990	923,444	(6.0)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	14,644	15,605	(6.2)
Gain on disposal of newspaper businesses, net of tax	18,755		***

Net income	$901,389	$939,049	(4.0)

Earnings from continuing operations-per share basic	$3.51	$3.45	1.7
Earnings from discontinued operations:
Discontinued operations per share-basic	.06	.06	—
Gain on disposal of newspaper businesses per share-basic	.08		***

Net income per share-basic	$3.65	$3.51	4.0

Earnings from continuing operations-per share diluted	$3.49	$3.41	2.3

Earnings from discontinued operations:
Discontinued operations per share-diluted	.06	.06	—
Gain on disposal of newspaper businesses per share-diluted	.08	—	***

Net income per share-diluted	$3.62	$3.47	4.3

Dividends per share	$.83	$.77	7.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine weeks ended
	Sept. 25, 2005	Sept. 26, 2004
Cash flows from operating activities:
Net Income	$901,389	$939,049
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	(18,755)	—
Depreciation	190,555	175,783
Amortization of intangibles	15,284	8,310
Minority interest	6,147	6,422
Deferred income taxes	29,552	31,900
Pension contributions, net of pension expense	35,066	(8,906)
Changes in other assets and liabilities and gains on sales of assets, net	(80,611)	22,085

Net cash flow from operating activities	1,078,627	1,174,643

Cash flows from investing activities:
Purchase of property, plant and equipment	(161,482)	(195,081)
Payments for acquisitions, net of cash acquired	(615,308)	(164,515)
Payments for investments	(200,663)	(42,314)
Proceeds from investments	10,525	9,040
Proceeds from sale of certain assets	245,457	20,774

Net cash used for investing activities	(721,471)	(372,096)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net	498,175	—
Proceeds from unsecured promissory notes and other indebtedness	878,921	747,391
Payments of unsecured global notes	(600,000)	—
Dividends paid	(202,564)	(203,325)
Cost of common shares repurchased	(1,072,875)	(1,375,731)
Proceeds from issuance of common stock	69,423	88,314
Distributions to minority interest in consolidated partnerships	(7,855)	(7,407)

Net cash used for financing activities	(436,775)	(750,758)

Effect of currency rate change	(1,559)	1,389

Net (decrease) increase in cash and cash equivalents	(81,178)	53,178
Balance of cash and cash equivalents at beginning of year	135,874	67,188

Balance of cash and cash equivalents at end of third quarter	$54,696	$120,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2005

1. Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended September 25, 2005, and the comparable period of 2004, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the sale of two newspapers in Washington state and a newspaper in Boise, Idaho, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. Annual aggregate revenues for these properties totaled approximately $106 million. At September 25, 2005, there are no net assets related to these discontinued operations in the Condensed Consolidated Balance Sheets. At December 26, 2004, the net assets of these discontinued businesses were approximately $232.8 which consisted principally of goodwill. For the first nine months of 2005, cash flow from operations has not been materially impacted by disposal of these properties.

2. Recently issued accounting standards

In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards Statement No. 123(R), (“SFAS No. 123(R)”) “Share-Based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS No.123(R) are effective beginning in the company’s fiscal 2006 first quarter. Management has not determined which transition alternative it will elect upon adoption of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) will be to reduce operating results. Had SFAS No. 123(R) been applied in periods presented in this report, the impact of that standard would have approximated the impact of SFAS No. 123, “Accounting for Stock-Based Compensation”, as described in the disclosure of pro forma net income and earnings per share in Note 3 below.

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109”. The proposed Interpretation would apply to all open tax positions accounted for in accordance with FAS 109 (“Accounting for Income Taxes”), including those acquired in business combinations. Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit. The proposed Interpretation refers to FASB Statement No. 5, “Accounting for Contingencies”, definition of “probable” (i.e., that which is likely to occur), which represents a level of assurance that is substantially higher than “more likely than not”. The Board noted that, in determining if the “probable” threshold has been met, it should be assumed that the taxing authority will examine the tax position.

The proposed Interpretation differs from current rules, which allows for the recognition of a tax benefit if it is “more likely than not” that the position would be sustained upon audit.

The proposed Interpretation, as currently drafted, would be effective for fiscal years ending after December 15, 2005, though there is a possibility that this matter will be deferred for further study by the FASB. Management is in the process of studying the impact of this proposal on the company’s financial accounting and reporting.

3. Stock-based compensation

Stock-based compensation is accounted for using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure only provisions of SFAS No. 123.

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

Third Quarter

(in thousands of dollars, except per share amounts)

	2005	2004
Net income as reported	$297,009	$310,209

Less: Total compensation expense determined under SFAS No. 123, net of tax	12,974	16,259

Pro forma net income	$284,035	$293,950

Earnings per share:
Basic - as reported	$1.22	$1.19

Basic - pro forma	$1.17	$1.13

Diluted - as reported	$1.22	$1.18

Diluted - pro forma	$1.16	$1.11

Year-to-date
(in thousands of dollars, except per share amounts)

	2005	2004
Net income as reported	$901,389	$939,049

Less: Total compensation expense determined under SFAS No. 123, net of tax	36,476	50,778

Pro forma net income	$864,913	$888,271

Earnings per share:
Basic - as reported	$3.65	$3.51

Basic - pro forma	$3.50	$3.32

Diluted - as reported	$3.62	$3.47

Diluted - pro forma	$3.46	$3.28

Subsequent event - Acceleration of vesting of certain employee stock options

On October 26, 2005, the Company amended the terms of agreements under which the Company had awarded employee stock options in December 2004, by accelerating the vesting of the options to October 26, 2005. Under their original terms, these options were scheduled to vest 25% on each anniversary of the grant date. All of these vested options will remain exercisable for the full eight year term provided by the original agreements at the same exercise price of $80.90 per share. The Company similarly accelerated the vesting of a small number of other stock options awarded to employees for which the exercise price was above $80 per share.

For its executive officers however, the Company imposed a holding period that requires them to refrain from selling shares of Common Stock acquired upon the exercise of these options (other than shares that may be sold to fund payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or, if earlier, an executive officer’s last day of employment.

The table below presents information concerning the affected option awards and option holders.

	Date of option award agreement	Option exercise price	Options awarded for which vesting was accelerated to October 26, 2005
Chief Executive and the three other most highly compensated executive officers (for 2004):
Craig A. Dubow	December 10, 2004	$80.90	69,000
Douglas H. McCorkindale	December 10, 2004	$80.90	384,000
Paul Davidson	December 10, 2004	$80.90	66,000
Thomas L. Chapple	December 10, 2004	$80.90	56,000

Total named executive officers			575,000

All other executive officers as a group	December 10, 2004	$80.90	191,000

All other employees	December 10, 2004	$80.90	3,831,925
	July 26, 2004	$82.33	36,225
	October 25, 2004	$80.65	1,875

Grand total – all employees			4,636,025

The options affected by the acceleration of vesting were principally comprised of the entire grant made on December 4, 2004, which had an option price of $80.90 (equal to the market price on the grant date) and a fair value established as of that date using the Black-Scholes pricing model of $15.18 per option. The company’s stock price closed at $63.20 on October 26, 2005.

Because the company has elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and because the options above have an exercise price which is above current market, this acceleration of vesting does not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration will be to increase pro forma stock-based compensation and reduce pro forma net income by approximately $32 million for the fourth quarter of 2005.

4. Acquisitions, investments and dispositions

During the quarter ended September 25, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning August 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50 percent interest in Detroit had been reported in other operating revenue.

During the quarter the company also completed an exchange of assets with Knight Ridder in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald. In return, Gannett received the Tallahassee (FL) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for the third quarter and year-to-date exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations. In addition, the results from previous years presented have been restated to reflect the disposition of the three formerly owned Gannett newspapers.

On September 16, 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the UK.

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

During the first nine months of 2005, the company also purchased several small non-daily publications in the U.S. and UK.

The total cash paid for the 2005 business acquisitions was $615.3 million. The company is in the process of completing valuations of recently acquired businesses, thus the allocation of the purchase price is preliminary.

On March 23, 2005, the company, along with Knight Ridder, Inc. and Tribune Company, jointly acquired a 75 percent equity interest in Topix.net, a content aggregation service that continuously monitors breaking news and categorizes daily news content. Gannett, Knight Ridder and Tribune each own 25 percent, and the Topix.net founders hold the remaining 25 percent ownership interest in the company.

5. Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at Dec. 26, 2004. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at September 25, 2005, and December 26, 2004. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	Sept. 25, 2005		Dec. 26, 2004
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$9,945,202	$—	$9,860,782	$—
Indefinite-lived intangibles	$137,441	$—	$119,953	$—
Amortized intangible assets:
Customer relationships	$276,217	$44,663	$159,472	$29,818
Other	$12,014	$1,519	$7,828	$1,080

Goodwill increased primarily due to the acquisition of the additional interest in the Detroit Newspaper Agency and the acquisitions of the Tallahassee Democrat, Hometown Communications Network, Inc., PointRoll, Inc., and the Exchange & Mart and Auto Exchange as further discussed in Note 4. This increase was partially offset by the effect of the sale of two newspapers in Washington state and one in Boise, Idaho and an overall decline in the foreign exchange rate.

Indefinite-lived intangible assets and amortized intangible assets increased reflecting preliminary purchase price allocations for the 2005 acquisitions and the finalization of purchase price allocations for 2004 acquisitions.

Amortization expense was $6.8 million in the quarter ended September 25, 2005 and $15.3 million year-to-date. For the third quarter and year-to-date of 2004, amortization expense was $3.0 million and $8.3 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include ad archives, continuing education training modules, real estate access rights and patents. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $23 million.

The disposal of the newspaper businesses reflected as discontinued operations resulted in a decrease in recorded goodwill of approximately $221 million. The disposal of these businesses did not alter the company’s conclusions with respect to recorded values of goodwill or indefinite-lived intangibles at September 25, 2005.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782
Acquisitions and adjustments	532,661	(3,878)	528,783
Dispositions	(221,401)	—	(221,401)
Foreign currency exchange rate changes	(222,534)	(428)	(222,962)

Balance at Sept. 25, 2005	$8,395,910	$1,549,292	$9,945,202

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 26, 2004	$119,953	$—	$119,953
Acquisitions and adjustments	30,728	862	31,590
Foreign currency exchange rate changes	(14,102)	—	(14,102)

Balance at Sept. 25, 2005	$136,579	$862	$137,441

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 26, 2004	$130,377	$6,025	$136,402
Acquisitions and adjustments	116,917	4,014	120,931
Amortization	(14,458)	(826)	(15,284)

Balance at Sept. 25, 2005	$232,836	$9,213	$242,049

6. Long-term debt

In January 2005, the company replaced the $622.5 million 364-day facility that was scheduled to mature in March 2005 with a $691.875 million 5-year credit facility that matures in January 2010. In April 2005, this facility was increased to $766.875 million. Also effective in January 2005, the company’s $1.365 billion 5-year facility was amended and extended until January 2010.

At September 25, 2005, the company had a total of $4.169 billion of credit available under four revolving credit agreements. As a result of these credit agreements, commercial paper is carried on the balance sheet as long-term debt.

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

Approximate annual maturities of long-term debt, assuming that the company used the $4.169 billion credit available under the revolving credit agreements to refinance existing unsecured promissory notes and the tranche of unsecured notes due in 2006 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	Sept.25, 2005
2006	$—
2007	698,491
2008	562,709
2009	1,493,222
2010	2,131,875
Later years	498,542

Total	$5,384,839

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.4 billion at September 25, 2005.

The company has a 13.5% general partnership interest in Ponderay Newsprint Company. The company, on a several basis, is a guarantor of 13.5% of the principal and interest on a term loan held by Ponderay that totals approximately $59.0 million at September 25, 2005.

7. Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the third quarter and first nine months of 2005 and 2004 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Service cost-benefits earned during the period	$23,109	$21,647	$72,919	$68,227
Interest cost on benefit obligation	40,506	40,288	126,252	124,948
Expected return on plan assets	(55,823)	(52,676)	(166,944)	(159,146)
Amortization of transition asset	—	(5)	—	(5)
Amortization of prior service credit	(5,319)	(5,354)	(15,986)	(16,024)
Amortization of actuarial loss	13,106	13,272	44,839	42,372

Pension expense for company-sponsored retirement plans	$15,579	$17,172	$61,080	$60,372
Union and other pension cost	3,262	2,100	9,786	6,300

Total pension cost	$18,841	$19,272	$70,866	$66,672

During the third quarter of 2005, the Company contributed approximately $35.8 million to a retirement plan sponsored by the Detroit Newspaper Partnership.

8. Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the third quarter and first nine months of 2005 and 2004 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Service cost-benefits earned during the period	$389	$452	$1,537	$1,428
Interest cost on benefit obligation	1,180	3,382	8,680	11,658
Amortization of prior service credit	(1,761)	(3,130)	(8,011)	(9,330)
Amortization of actuarial loss	434	88	2,034	1,662

Net periodic postretirement cost	$242	$792	$4,240	$5,418

Curtailment gain	$(7,638)	$—	$(31,138)	$—

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

During the second and third quarters of 2005, the company recognized a curtailment gain due to the elimination of postretirement medical and life insurance benefits for certain U.S. newspaper employees, which is reflected in cost of sales in the accompanying Condensed Consolidated Statements of Income.

9. Comprehensive income

Comprehensive income for the company includes net income; foreign currency translation adjustments; and unrealized gains or losses on available-for-sale securities, as defined under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The table below presents the components of comprehensive income for the third quarter and year-to-date of 2005 and 2004.

	Third Quarter		Year-to-date
(in thousands of dollars)	2005	2004	2005	2004
Net income	$297,009	$310,209	$901,389	$939,049
Other comprehensive (loss) income	(91,002)	(37,235)	(274,840)	50,305

Comprehensive income	$206,007	$272,974	$626,549	$989,354

Other comprehensive income(loss) for the third quarter of 2005 and 2004 as well as the first nine months of 2005 and 2004 were primarily related to foreign currency translation.

10. Outstanding shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 242,874,000 compared to 261,146,000 for the third quarter of 2004. The weighted average number of diluted shares outstanding in the third quarter totaled 244,013,000 compared to 263,804,000 for the third quarter of 2004.

The weighted average number of common shares outstanding (basic) in the first nine months of 2005 totaled 247,120,000 compared to 267,898,000 for the first nine months of 2004. The weighted average number of diluted shares outstanding in the first nine months totaled 248,753,000 compared to 270,862,000 for the first nine months of 2004. The decline in the number of outstanding shares is the result of the company’s share repurchase program under which approximately 3.64 million shares were repurchased during the third quarter of 2005 and a total of 14.3 million shares were repurchased during the first nine months of 2005.

11. Business segment information

Excluding discontinued operations

(unaudited, in thousands of dollars)

	Thirteen weeks ended		% Inc (Dec)
	Sept. 25, 2005	Sept. 26, 2004
Net Operating Revenues:
Newspaper publishing	$1,698,545	$1,585,452	7.1
Broadcasting	166,358	206,170	(19.3)

Total	$1,864,903	$1,791,622	4.1

Operating Income (net of depreciation and amortization):
Newspaper publishing	$428,614	$420,876	1.8
Broadcasting	61,281	99,030	(38.1)
Corporate	(16,687)	(16,393)	(1.8)

Total	$473,208	$503,513	(6.0)

Depreciation and Amortization:
Newspaper publishing	$55,638	$48,445	14.8
Broadcasting	7,755	7,540	2.9
Corporate	4,344	3,938	10.3

Total	$67,737	$59,923	13.0

Operating Cash Flow
Newspaper publishing	$484,252	$469,321	3.2
Broadcasting	69,036	106,570	(35.2)
Corporate	(12,343)	(12,455)	0.9

Total	$540,945	$563,436	(4.0)

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

Beginning August 1, 2005, Newspaper publishing results (revenues and expenses) reflect 100% of Detroit newspaper operations. Prior to that date, the company’s 50% interest in Detroit’s operating income was reflected in “Other Revenue” of the newspaper segment.

Excluding discontinued operations

(unaudited, in thousands of dollars)

	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 25, 2005	Sept. 26, 2004
Net Operating Revenues:
Newspaper publishing	$5,015,182	$4,759,001	5.4
Broadcasting	528,803	588,148	(10.1)

Total	$5,543,985	$5,347,149	3.7

Operating Income (net of depreciation and amortization):
Newspaper publishing	$1,310,441	$1,283,617	2.1
Broadcasting	210,704	275,479	(23.5)
Corporate	(50,741)	(49,895)	(1.7)

Total	$1,470,404	$1,509,201	(2.6)

Depreciation and Amortization:
Newspaper publishing	$170,208	$148,059	15.0
Broadcasting	23,399	21,971	6.5
Corporate	12,232	11,815	3.5

Total	$205,839	$181,845	13.2

Operating Cash Flow
Newspaper publishing	$1,480,649	$1,431,676	3.4
Broadcasting	234,103	297,450	(21.3)
Corporate	(38,509)	(38,080)	(1.1)

Total	$1,676,243	$1,691,046	(0.9)

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

Beginning August 1, 2005, Newspaper publishing results (revenues and expenses) reflect 100% of Detroit newspaper operations. Prior to that date, the company’s 50% interest in Detroit’s operating income was reflected in “Other Revenue” of the newspaper segment.

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended Sept. 25, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$484,252	$69,036	$(12,343)	$540,945
Less:
Depreciation	(49,026)	(7,584)	(4,344)	(60,954)
Amortization	(6,612)	(171)	—	(6,783)

Operating income	$428,614	$61,281	$(16,687)	$473,208

Thirteen weeks ended Sept. 26, 2004

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$469,321	$106,570	$(12,455)	$563,436
Less:
Depreciation	(45,786)	(7,227)	(3,938)	(56,951)
Amortization	(2,659)	(313)	—	(2,972)

Operating income	$420,876	$99,030	$(16,393)	$503,513

Thirty-nine weeks ended Sept. 25, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,480,649	$234,103	$(38,509)	$1,676,243
Less:
Depreciation	(155,750)	(22,573)	(12,232)	(190,555)
Amortization	(14,458)	(826)	—	(15,284)

Operating income	$1,310,441	$210,704	$(50,741)	$1,470,404

Thirty-nine weeks ended Sept. 26, 2004

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,431,676	$297,450	$(38,080)	$1,691,046
Less:
Depreciation	(140,062)	(21,658)	(11,815)	(173,535)
Amortization	(7,997)	(313)	—	(8,310)

Operating income	$1,283,617	$275,479	$(49,895)	$1,509,201

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the third quarter and first nine months of 2005 would have decreased approximately 1.3% and 2.2%, respectively. Because the company has $3.62 billion in commercial paper obligations at September 25, 2005 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.62 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $18.1 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.4 billion at September 25, 2005.

Item 4. Controls and Procedures

Based on their evaluation, the company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of September 25, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
6/27/05 - 7/31/05	1,132,100		$71.93	1,132,100		$715,561,721
8/1/05 – 8/28/05	852,500		$72.45	852,500		$653,801,182
8/29/05 - 9/25/05	1,460,600	*	$71.79	1,460,600	*	$548,937,565

3rd Quarter 2005	3,445,200		$72.00	3,445,200		$548,937,565

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $1 billion program announced on April 14, 2005. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of the publicly announced repurchase program.

*	In addition to the above, at the end of September 2005, 400,000 shares were repurchased as part of the publicly announced repurchase program, at an average price of $68.05, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $521,718,845 at September 25, 2005.

Item 5. Other Events

On October 26, 2005, the company accelerated the vesting of certain employee stock options for which the option exercise price was substantially above the current market price of the company’s shares. Refer to Note 3 of the Condensed Consolidated Financial Statements included in this report for further information.

Item 6. Exhibits

(a) Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2005	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 99 to Gannett Co., Inc.’s Form 8-K filed on May 27, 2005.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

10-1	Amendment to Employment Agreement dated as of June 30, 2005 between Gannett Co., Inc. and Douglas H, McCorkindale. *	Attached.

10-2	Employment Agreement dated July 15, 2005 between Gannett Co., Inc. and Craig A. Dubow. *	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc’s Form 8-K filed on July 29, 2005.

11	Statement Regarding Computation of Earnings Per Share.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

32-2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.