Form 10-K
period 2005-12-25
GANNETT CO INC /DE/
filed 2006-02-24
CIK 39899

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 24, 2005, was $17,609,506,490. The registrant has no non-voting common equity.

As of February 16, 2006, 238,075,544 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 18, 2006, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.

2005 FORM 10-K

PART I

ITEM 1. BUSINESS

Company Profile

Gannett Co., Inc. is a leading international news and information company. In the United States, the company publishes 91 daily newspapers, including USA TODAY, and nearly 1,000 non-daily publications. Along with each of its daily newspapers, the company operates Internet Web sites offering news and advertising that is customized for the market served and integrated with its publishing operations. USA TODAY.com is one of the most popular news sites on the Web. The company is the largest newspaper publisher in the U.S.

Newspaper publishing operations in the United Kingdom, operating as Newsquest, include 17 daily newspapers, more than 300 non-daily publications, locally integrated Web sites and classified business Web sites with national reach. Newsquest is the second largest regional newspaper publisher in the U.K.

In broadcasting, the company operates 21 television stations in the U.S. with a market reach of more than 19.8 million households. Each of these stations also operates locally oriented Internet Web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news and advertising to a highly desirable audience demographic through its video screens in office tower and select hotel elevators.

Gannett’s Total Online Internet Audience in December 2005 was nearly 21 million unique visitors, reaching about 13.5% of the Internet audience, as measured by Nielsen//NetRatings.

Complementing its publishing and broadcasting businesses, the company has made strategic investments in the online advertising business through its subsidiary, PointRoll, which provides online advertisers with rich media marketing services, and through several important partnership investments, including CareerBuilder for employment advertising; Classified Ventures for auto and real estate ads; Topix.net, a news content aggregator; ShermansTravel, an online travel service; ShopLocal, a provider of online marketing solutions for local, regional and national advertisers of all types; and 4INFO, which provides mobile phone search services.

Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 238 million outstanding shares of common stock are held by approximately 10,500 shareholders of record in all 50 states and several foreign countries. The company has approximately 52,600 employees. Its headquarters are in McLean, Va., near Washington, D.C.

Business segments: The company has two principal business segments: newspaper publishing and broadcasting (television). Financial information for each of the company’s reportable segments can be found in our financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20, and as presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 34 of this Form 10-K.

The company’s 91 U.S. daily newspapers have a combined daily paid circulation of approximately 7.3 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million. Within the publishing segment, the company continues to diversify and expand its portfolio through business acquisitions and internal development. Some examples are:

•	USA WEEKEND, a weekly newspaper magazine carried by approximately 600 local newspapers with an aggregate paid circulation reach of 23.3 million.

•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology that allows advertisers to expand their online space and impact.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 400 individual market editions in 26 states.

•	Army Times Publishing, which publishes military and defense newspapers.

•	Nursing Spectrum, publisher of bi-weekly periodicals specializing in nursing news and employment advertising, which reach one million or nearly half of the registered nurses in the U.S.

•	Gannett Offset, a network of six commercial printing operations in the U.S.

Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, a partnership that includes 22 daily California newspapers; a 40.6% interest in Texas-New Mexico Newspapers Partnership, a partnership that includes seven daily newspapers in Texas and New Mexico and three newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.

The company’s newspaper subsidiaries in Detroit, Cincinnati and Tucson are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit and Cincinnati joint operating agencies are fully consolidated along with a charge for the partners’ share of profits. The operating results of the Tucson joint operating agency are accounted for under the equity method, and are reported as a net amount in other operating revenues.

Strategic investments: The company owns a one-third equity interest in CareerBuilder, LLC, a leading national online service providing recruitment resources; a 23.6% ownership in Classified Ventures, an online business focused on real estate and automotive advertising categories; a 25% interest in Topix.net, an online news content aggregator; a one-third equity interest in ShopLocal, Inc., a leading provider of Web-based marketing solutions for national and local retailers; and a 23.3% interest in ShermansTravel, an online travel news, advertising and booking service. In January 2006, the company acquired a minority interest in 4INFO, a Palo Alto, Calif., company which offers a comprehensive suite of mobile phone search services. The company also entered into a marketing and distribution agreement for its U.S. newspapers with 4INFO.

With all of these investee companies the company has established important business relationships to leverage its publishing assets and operations to grow its revenue base and profits.

Newspaper Publishing/United States

The company’s U.S. newspapers reach 12.3 million readers every day and 14 million readers every Sunday – providing critical news and information for its customers on news from their neighborhoods and around the globe.

At the end of 2005, the company operated 91 U.S. daily newspapers, including USA TODAY, and nearly 1,000 non-daily local publications in 36 states and Guam. The Newspaper Division and USA TODAY are headquartered in McLean, Va. On Dec. 25, 2005, they had approximately 39,700 full- and part-time employees.

The company’s local newspapers are managed through its U.S. Newspaper Division. These newspapers are in markets large and small, and the geographical diversity is a core strength of the company.

Gannett publishes in major markets such as Phoenix, Indianapolis, Detroit, Cincinnati, Des Moines, Nashville, Asbury Park, N.J., Louisville, Ky., and Westchester, N.Y.

Mid-sized markets are represented by Salem, Ore., Fort Myers, Fla., Appleton, Wis., Palm Springs, Calif., Montgomery, Ala., and Greenville, S.C.

St. George, Utah, Fort Collins, Colo., Sheboygan, Wis., Iowa City, Iowa, and Ithaca, N.Y., are examples of our smaller markets.

USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is available in all 50 states to readers on the day of publication throughout the U.S.

It is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country and internationally. It is printed at Gannett plants in 20 U.S. markets and at offset plants, not owned by Gannett, in 16 other U.S. markets.

USATODAY.com, one of the most popular newspaper sites on the Web, had more than 55 million visits per month at the end of 2005.

At all of the company’s local newspapers, online Web sites are operated on a fully integrated basis.

Other businesses that complement, support or are managed and reported within the newspaper segment include: USA WEEKEND, PointRoll, Clipper Magazine, Army Times Publishing, Nursing Spectrum and Gannett Offset. In addition, Gannett News Service provides news services for company newspaper operations and sells its services to independent newspapers; Gannett Retail Advertising Group represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; Telematch offers database management services; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International develops and markets software and other products for the publishing industry.

News and editorial matters: Gannett newspapers are the leading news and information source in their markets – with strong brand recognition that attracts readers and advertisers. Maintaining and enhancing the newspapers’ strengths is achieved with quality management and staff, who focus continuously on product improvements and customer service. Collectively, Gannett newspapers, their Web sites and their expanding portfolio of non-daily publications form a powerful network to distribute and share news and information across the nation.

In 2005, Gannett newsrooms continued to emphasize coverage of local news as the key to successful news reporting and reader attention. Newsrooms expanded the amount of local news and information on their Web sites and developed new and compelling content for many more non-daily publications. In 2005, a free young-reader weekly publication was launched in Des Moines, and the company now has publications designed to attract younger readers in 10 markets. Companion Web sites to these publications also extend overall market reach and penetration. The focus on news relevant to readers was demonstrated by extensive coverage provided by the company’s Louisiana, Mississippi and Florida newspapers during the hurricanes that hit those states in 2005. This outstanding coverage prompted millions of page views of the newspapers’ Web sites, as well as extended print reports.

The company’s domestic daily newspapers receive Gannett News Service (GNS) and subscribe to The Associated Press, and some receive various supplemental news services and syndicated features. GNS is headquartered in McLean, Va., and operates bureaus in Washington, D.C., and six state capitals: Albany, N.Y., Baton Rouge, La., Trenton, N.J., Sacramento, Calif., Springfield, Ill., and Tallahassee, Fla. GNS provides strong coverage of topics of high interest to individual newspapers through its regional report.

Gannett newspapers received national recognition for their work in 2005, including The Courier-Journal in Louisville, Ky., which won the Pulitzer Prize for Editorial Cartooning. Jerry Mitchell, a reporter for The Clarion-Ledger in Jackson, Miss., was named winner of the John Chancellor Award for Excellence in Journalism. Mitchell was recognized for his work that helped lead to convictions of four Ku Klux Klan members who were involved in murders in four separate cases during the Civil Rights era of the 1960s.

All news and editorial decisions are made autonomously by local management.

Audience research: As Gannett newspapers expand their non-daily and online products, a new research approach was launched in 2005. Instead of viewing multiple products as separate and unconnected, the company is now measuring these products and their readership and audiences in their totality – as a family of connected products. Our aim in taking this broader-based view of our product offerings is to establish the net reach of all products or selected product offerings in a single Gannett market. For example, in the Phoenix market, we believe that the combination of many Gannett products – including daily and Sunday newspapers, a strong local Web site and Spanish language products, among many others – reaches 76% of the adult population in the market, or more than 2.1 million people each week, far more than the print edition of the daily newspaper, The Arizona Republic, reaches by itself.

We expect similar audience aggregation data for more than 30 Gannett newspaper markets will be available by mid-2006. This aggregated data will allow sales staff to provide detailed information to advertisers about how best to reach their potential customers, which products to use in which combination, and how often. If, for example, an advertiser wants to reach 35-to-49 year-old men, the sales staff can establish the most efficient combination of products to maximize the reach into that audience. As a result, we believe that our ability to use this audience aggregation will enable our sales staffs to increase our total advertising revenues while enabling advertisers to enhance the efficiencies of their advertising costs.

Circulation: Detailed information about the circulation of the company’s newspapers may be found on pages 12-13 of this Form 10-K. Ten of the company’s local newspapers reported gains in daily circulation in 2005, and four increased Sunday circulation. Circulation declined in other markets, a trend generally consistent with the domestic newspaper industry.

Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.73 to $3.11 per week for daily newspapers and from $0.71 to $2.75 per copy for Sunday newspapers.

As it has done since the inception of the National Do Not Call Registry in 2003, the company continued to aggressively diversify its circulation start sources – using more direct mail, kiosk and crew sales efforts. A new sales program called Just Ask was developed and rolled out to all newspapers in mid-2005. The goal is to deliver better service to customers and increase their use of credit card payments, and more importantly, EZ-Pay, the company’s automated payment plan. All newspapers offer the EZ-Pay system to subscribers so payments are automatically charged to credit cards or deducted from checking accounts.

The company’s emphasis on aggressively switching subscribers to EZ-Pay is achieving multiple benefits. Customers are freed from writing checks and paying postage. Newspapers gain efficiencies by reducing postage and processing costs.

Most importantly however, subscriber retention among those who pay via EZ-Pay is currently 15 percentage points higher than for subscribers who pay the traditional way, by mail. This higher retention improves circulation volume and provides for a higher return on investment for new subscriber start costs.

Some of the positive effects resulting from the company’s EZ-Pay initiatives include:

•	Total EZ-Pay subscribers grew from 17% of all subscribers at the end of 2004 to 34% of all subscribers at the end of 2005 – a 100% increase.

•	Retention of all subscribers has improved by 13% since 2002.

•	Daily churn – or customer defection – has decreased by 19% since 2002.

•	Sunday churn has decreased from 61% in 2002 to 50% in 2005 – an 18% improvement. Between 2004 and 2005, Sunday churn decreased 17%.

The company expects these positive trends to continue as the percentage of EZ-Pay customers continues to grow.

At the end of 2005, 69 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 22 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 92% of total daily volume, while evening circulation accounts for 8%.

USA TODAY is sold at newsstands and vending machines generally at 75 cents per copy. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is offered in many markets. Approximately 65% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.

Advertising: The newspapers have advertising departments that sell retail, classified and national advertising. The Gannett Retail Advertising Group also sells advertising on behalf of the company’s local newspapers to national and regional franchise businesses. The company also contracts with outside representative firms that specialize in the sale of national advertising. Ad revenues from newspaper Internet operations are reported together with revenue from publishing. Analyses of newspaper advertising revenues are presented on pages 23-26 of this Form 10-K.

Retail advertising is display advertising associated with local merchants, such as department stores and grocery stores. Classified advertising includes ads listed together in sequence by the nature of the ads, such as automobile sales, real estate sales and help wanted. National advertising is display advertising principally from advertisers who are promoting products or brand names nationally. Retail and national advertising may appear in the newspaper itself or in preprinted sections. Generally, there are different rates for each category of advertising, and the rates for each newspaper are set independently, varying from market to market.

The company’s efforts in 2005 to grow advertising revenue included several key elements. The expansion of online and non-daily revenue has been emphasized across all markets. In addition, the company continued to emphasize increasing revenue from medium-sized and smaller advertisers, and has been successful doing so. Initiatives have focused on sales and rate management and the construction of pre-packaged programs scalable to the company’s largest and smallest markets which are attractive to advertisers of all sizes. Rate management programs focused on selling multiple advertising insertions and establishing rate structures to ensure they match the opportunities in the market. Sales management initiatives have increased the number and quality of sales calls, improved sales compensation and enhanced sales training. The company operates an Intranet site to provide its key advertising staff at all of its local newspapers with up-to-date sales and marketing tools and information 24 hours a day, seven days a week. Local market analysis of revenue potential is updated regularly and ad sales plans are modified accordingly. The company continues its training efforts to make its personnel competitive and effective in their leadership, strategic thinking and marketing skills.

The company also continued to deploy its Advertising Matrix sales program, now installed at 36 Gannett newspapers. The Matrix is a program for selling multiple ads across multiple product lines and packaging them into one buy for advertisers. A typical Matrix package might include a retail display ad, a classified help wanted ad, a print-and-deliver insert targeted to specific zones, an online directory listing and an online coupon. The Bundle Wizard sales program, which performs some of the functions of the Matrix on a more limited scale, is available to markets not using the Matrix. These sales programs will be installed at more of the company’s newspapers in 2006.

The company also continued to enhance and implement proprietary customer contact and relationship management software in some of its markets. The system is used to reach potential employment advertisers, retailers and real estate agents.

Online operations: The overriding objective of our online strategy at Gannett newspapers is to provide compelling content to best serve our customers. A key reason customers turn to a Gannett newspaper’s online site is to find local news and information. The credibility of the local newspaper, the known and trusted information source, extends to the newspaper’s Web site and thus differentiates it from other Internet sites. This is a major factor that allows Gannett newspapers to compete successfully as Internet information providers.

A second objective in our online business development is to maximize the natural synergies between the local newspaper and local Web site. The local content already available, the customer relationships, the news and advertising sales forces, and the promotional vehicle are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the demands of advertisers, operate efficiently, and leverage the known and trusted brand of the newspaper.

This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with the effective use of national economies of scale and standardized technology, resulted in solid results in 2005. The strong growth in our online revenues also reflects the value of our partnerships with national online advertising providers including CareerBuilder and Classified Ventures. Online revenue for local newspaper Web sites increased by 56% in 2005, which followed a 60% increase in 2004 and a 45% increase in 2003. Recent traffic on our sites totaled more than 70 million visits and more than 440 million page views per month.

During 2005, Gannett expanded its use of online classified ad order entry software to 32 locations. This software allows customers to place their classified ad via the newspaper’s Web site. It permits customers to build both their print and online ad using templates provided by the newspaper or to customize the ad to meet their specific requirements. It also facilitates upsell opportunities such as bolding, attention-getters, photos and e-mail hyper-links. When customers complete the design of their ads and select a product schedule, they receive a real-time price quote. Customers can then book their ads without further involvement by company personnel. Gannett will continue to expand this program to additional newspapers in 2006.

Gannett Media Technologies International (GMTI) provides important technological support and products for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies.

Non-daily operations: The growth of non-daily and online products continued in 2005. During the year, there were more than 150 non-daily products launched or acquired. The company now publishes nearly 1,000 non-daily publications in the U.S. The company’s strategy for non-daily publications is to target them at “communities of interest” defined in one of three ways: geographically, demographically (e.g. seniors, young readers or ethnic communities) or by lifestyle (e.g. golf or boating enthusiasts). Revenues from non-daily products that operate in association with the company’s local newspapers increased 31% in 2005. More new non-daily products are planned for 2006.

Production: Eighty-three domestic daily newspapers are printed by the offset process, and eight newspapers are printed using various letterpress processes.

In recent years, improved technology has resulted in greater speed and accuracy and in a reduction in the number of production hours worked at the company’s newspapers. The company expects this trend to continue in 2006.

The company continues to evaluate press capacity in markets where there is increasing demand for color advertising. Color towers were added at two newspapers in 2005 and further investment in color capacity is expected in future years. New state-of-the-art presses came on line in 2005 in Detroit, Mich. New presses and press facilities will come on line in 2006 in Binghamton, N.Y., Rockford, III., and Lafayette, Ind., where a “Berliner” type press is being installed.

During 2005, twenty-eight newspapers moved to a 48-inch web width from a 50-inch width. More newspapers will reduce web widths to 48 inches in 2006 and 2007.

Competition: The company’s newspapers compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services and their advertising rates. They compete for circulation principally on the basis of their content and price. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in certain of the company’s larger markets, there is such direct competition. Most of the company’s newspapers compete with other newspapers published in nearby cities and towns and with free-distribution and paid-advertising weeklies, as well as other print and non-print media.

The rate of development of opportunities in, and competition from, emerging electronic communications services, including those related to the Internet, is increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications businesses have expanded and will continue to do so.

Joint operating agencies: At the end of 2005, The Cincinnati Enquirer, the Detroit Free Press and the Tucson (Ariz.) Citizen were published under joint operating agreements with non-Gannett newspapers located in the same cities. All of these agreements provide for joint business, advertising, production and circulation operations and a contractual division of profits. The editorial and reporting staffs of the company’s newspapers, however, are separate and autonomous from those of the non-Gannett newspapers. In January 2004, the company provided notice to The E.W. Scripps Company, as required under the terms of the Joint Operating Agreement (JOA) involving The Cincinnati Enquirer, The Cincinnati Post and The Kentucky Post, that the JOA would not be renewed when it expires on Dec. 31, 2007.

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

The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing some recycled content from 42,000 metric tons in 1989 to 757,000 metric tons in 2005. During 2005, all of the company’s newspapers consumed some recycled newsprint. For the year, nearly 74% of the company’s newsprint purchases contained recycled content.

The company’s newspapers use inks, photographic chemicals, solvents and fuels. The use, management, and disposal of these substances may be regulated by federal, state, local and foreign agencies. Some of the company’s newspaper subsidiaries have been included among the potentially responsible parties in connection with the alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. Additional information about these matters can be found on page 18 of this Form 10-K. The company does not believe that these matters will have a material impact on its financial position or results of operations.

Raw materials – U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2005, the company’s total newsprint consumption was 1,240,000 metric tons, including the company’s portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was slightly lower than in 2004, down less than 1%. Pro forma consumption was down more significantly. The company purchases newsprint from 23 domestic and global suppliers under contracts that expire at various times through 2025.

In 2005, newsprint supplies were adequate. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

The average cost per ton of newsprint consumed in 2005 increased 9% compared to the 2004 average cost. The average cost per ton of newsprint is expected to increase further in 2006.

Newspaper Publishing/United Kingdom

Newsquest publishes more than 300 titles in the United Kingdom, including 17 daily newspapers. Newsquest operates its publishing activities around geographic clusters to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. At the end of 2005, Newsquest had 17 such clusters in the United Kingdom. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service. In the third quarter of 2005, Newsquest purchased Exchange & Mart and Auto Exchange from United Advertising Publications Plc. Exchange & Mart is a weekly U.K. classified advertising magazine, which operates Britain’s third most visited motoring classified Web site. Auto Exchange is a free pick-up publication available through most of the U.K.

At the end of 2005, Newsquest had approximately 9,300 full-time and part-time employees. Newsquest’s revenues for 2005 were approximately $1.2 billion. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 79%. Circulation revenue represents 12% of revenues and printing activities account for much of the remainder.

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

Newsquest continues to increase color availability in its papers, increasing the amount of color printed on the presses in Newport by installing new press equipment in 2005. Presses in Lancashire and Worcester also had equipment refurbished during 2005, improving press speed, register control and printing color. Web-width reductions were also completed at certain properties in 2005.

Product quality was recognized by annual awards. The Evening Times won Newspaper of the Year at the Scottish Press Awards, while The Herald won the award for Best Daily Newspaper of the Year. In England and Wales, The Oxford Times won the Regional Weekly Newspaper of the Year award for the second year running. S1jobs Web site was also voted Best Regional Job Site at the National Online Recruitment Awards for the third year running.

Product development in 2005 included the conversion of a broadsheet title, The Sunday Herald (Glasgow), into a tabloid format.

Broadcasting

At the end of 2005, the company’s broadcasting division, headquartered in McLean, Va., included 21 television stations in markets with a total of more than 19.8 million households covering 17.9% of the U.S. Captivate Network, Inc. is also part of the broadcasting division.

At the end of 2005, the broadcasting division had approximately 3,100 full-time and part-time employees. Broadcasting revenues accounted for approximately 10% of the company’s reported operating revenues in 2005, and 11% in 2004 and 2003.

The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of content on satellite and cable networks; 4) advertising on the stations’ Web sites; 5) compensation paid by the networks for carrying commercial network programs; and 6) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotels in North America.

Advertising rates charged by a television station are based on the ability of a station to deliver a specific audience to an advertiser. The larger a station’s ratings in any particular daypart, the more leverage a station has in asking for a price advantage. As the market fluctuates with supply and demand, so does the station’s pricing. Practically all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.

Generally, a network provides programs to its affiliated television stations, sells commercial advertising announcements within the network programs and compensates the local stations by paying an amount based on the television station’s network-affiliation agreement.

The company is currently broadcasting local newscasts in High Definition (HD) in four cities: Denver, Washington, D.C., St. Louis, and Atlanta. Denver converted to HD for its local newscasts in April 2004, Washington, D.C., in May 2005, and St. Louis and Atlanta just converted in February 2006. There are plans to convert the Minneapolis and Cleveland stations to HD in April 2006. These telecasts have been well received given the dramatic increase in number of HD television sets that have been sold recently.

For all of its stations, the company is party to network affiliation agreements, all of which were renewed in 2005. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s 12 NBC-affiliated stations have agreements that expire on Dec. 31, 2016.

The company has an agreement to acquire TV station KTVD in Denver. The acquisition is subject to regulatory approval and may close in the first half of 2006. The station would be operated as a duopoly along with company-owned KUSA-TV in Denver.

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

Competition: In each of its broadcasting markets, the company’s stations compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines and outdoor advertising. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as cell phones and iPods and any digital spectrum opportunities associated with digital television (DTV). The company’s broadcasting stations compete principally on the basis of their market share, advertising rates and audience composition.

Local news is most important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and video disc players, direct broadcast satellite, low-power television, video offerings (both wireline and wireless) of telephone companies as well as developing video services. Some of these competing services have the potential of providing improved signal reception or increased home entertainment selection, and they are continuing development and expansion.

Pursuant to the Satellite Home Viewer Extension Reauthorization Act of 2004, a number of the company’s television stations are currently being delivered by satellite carriers to subscribers within the stations’ local markets. The company has entered into retransmission consent agreements with satellite carriers that authorize such delivery, one of which expires in May 2009 and the other in 2010. This law also permits satellite carriers, in certain limited circumstances, to retransmit distant network television stations into areas served by local television stations if it is determined, using FCC-approved signal strength measurement standards, that local stations do not deliver an acceptable over-the-air viewing signal.

Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).

Television broadcast licenses are granted for periods of eight years. They are renewable by broadcasters upon application to the FCC and usually are renewed except in rare cases in which a conflicting application, a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. By the end of 2004, all of the company’s stations had converted to digital television operations in accordance with applicable FCC regulations. Eight of the company’s stations filed for FCC license renewals in 2004, another seven did so in 2005, another five will do so in 2006 and the remaining station will file in 2007. As of February 2006, three of the eight applications filed in 2004 were granted and others remain pending. The company expects all pending renewals, as well as all future renewal applications, to be granted in the ordinary course.

FCC Regulations also prohibit concentrations of broadcasting control and regulate network programming. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired a second television station in Jacksonville, Fla., and has announced plans to acquire a second station in Denver, Colo.

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

In 2004, a federal appeals court found that the FCC had not adequately justified some of the rule changes and remanded the matter back to the FCC. In February 2005, the company, in a joint filing with the Newspaper Association of America, sought review of the decision in the U.S. Supreme Court. The Court refused to take the appeal and therefore, the FCC’s pre-2003 ownership rules remain in effect while the FCC deals with the issues raised in the remand. The company is unable to predict the outcome of these proceedings, which are likely to continue into 2007. However, if the Supreme Court overturns the 2004 appeals court ruling and the 2003 FCC rules are upheld, it could present opportunities for the company to acquire additional properties in markets it currently serves.

Under current FCC rules, the company has a waiver which permits it to own a newspaper-television combination in Phoenix, Ariz. Unless the cross-ownership rules are amended or the waiver is extended, it will expire on Oct. 1, 2006. The company intends to request a further extension of this waiver pending the FCC’s final review of the ownership rules.

Employee relations

At the end of 2005, the company and its subsidiaries had approximately 52,600 full-time and part-time employees. Three of the company’s newspapers were published in 2005 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the appropriate share of employees at those joint production and business operations.

Approximately 13.4% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 90 local bargaining units, most of which are affiliated with one of eight international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or company-wide bargaining. The company’s U.K. subsidiaries bargain with three unions over working practices, wages and health and safety issues only.

The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Nearly all of the company’s units provide retirement or profit-sharing plans which cover all eligible part-time and full-time employees.

In 1990, the company established a 401(k) Savings Plan, which is available to most of its domestic non-represented employees and a small number of unionized employees who have bargained for the plan.

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

MARKETS WE SERVE

NEWSPAPERS AND NEWSPAPER DIVISION

Daily newspapers

State Territory	City	Newspaper	Circulation			Founded	Joined Gannett (a)
			Morning	Afternoon	Sunday
Alabama	Montgomery	Montgomery Advertiser	48,834		57,611	1829	1995(55)

Arizona	Phoenix	The Arizona Republic	429,191		541,289	1890	2000(83)
	Tucson	Tucson Citizen		29,055		1870	1976(25)

Arkansas	Mountain Home	The Baxter Bulletin	11,519			1901	1995(56)

California	Palm Springs	The Desert Sun	50,715		52,318	1927	1986(49)
	Salinas	The Salinas Californian	17,378			1871	1977(31)
	Tulare	Tulare Advance-Register		7,057		1882	1993(54)
	Visalia	Visalia Times-Delta	20,707			1859	1977(32)

Colorado	Fort Collins	Fort Collins Coloradoan	28,324		33,532	1873	1977(33)

Connecticut	Norwich	Norwich Bulletin	26,035		29,485	1791	1981(43)

Delaware	Wilmington	The News Journal	115,409		135,361	1871	1978(38)

Florida	Brevard County	FLORIDA TODAY	84,528		102,655	1966	1966 (9)
	Fort Myers	The News-Press	89,812		107,603	1884	1971(20)
	Pensacola	Pensacola News Journal	60,834		74,872	1889	1969(11)
	Tallahassee	Tallahassee Democrat	49,652		64,546	1905	2005(90)

Guam	Hagatna	Pacific Daily News	20,232		19,417	1944	1971(19)

Hawaii	Honolulu	The Honolulu Advertiser	144,394		159,667	1856	1993(53)

Illinois	Rockford	Rockford Register Star	62,963		74,393	1855	1967(10)

Indiana	Indianapolis	The Indianapolis Star	250,964		348,295	1903	2000(84)
	Lafayette	Journal and Courier	36,173		42,636	1829	1971(15)
	Marion	Chronicle-Tribune	16,838		19,227	1867	1971(17)
	Muncie	The Star Press	32,372		34,328	1899	2000(85)
	Richmond	Palladium-Item		17,098	21,398	1831	1976(24)

Iowa	Des Moines	The Des Moines Register	150,492		241,280	1849	1985(47)
	Iowa City	Iowa City Press-Citizen	14,219			1860	1977(35)

Kentucky	Louisville	The Courier-Journal	212,323		273,132	1868	1986(51)

Louisiana	Alexandria	Alexandria Daily Town Talk	33,660		38,380	1883	2000(86)
	Lafayette	The Daily Advertiser	45,543		54,493	1865	2000(64)
	Monroe	The News-Star	35,084		39,139	1890	1977(37)
	Opelousas	Daily World	9,202		10,586	1939	2000(87)
	Shreveport	The Times	58,930		73,346	1871	1977(36)

Maryland	Salisbury	The Daily Times	26,075		29,857	1900	2000(65)

Michigan	Battle Creek	Battle Creek Enquirer	23,809		31,653	1900	1971(16)
	Detroit	Detroit Free Press	340,971			1832	2005(91)
		The Detroit News and Free Press			677,222
	Lansing	Lansing State Journal	69,807		87,633	1855	1971(14)
	Livingston County	Daily Press & Argus	14,679		17,364	1843	2005(89)
	Port Huron	Times Herald		27,833	37,790	1900	1970(12)

Minnesota	St. Cloud	St. Cloud Times	27,602		36,512	1861	1977(30)

Mississippi	Hattiesburg	Hattiesburg American		20,038	24,080	1897	1982(45)
	Jackson	The Clarion-Ledger	95,226		104,869	1837	1982(44)

Missouri	Springfield	Springfield News-Leader	60,359		86,946	1893	1977(29)

Montana	Great Falls	Great Falls Tribune	32,784		35,630	1885	1990(52)

Nevada	Reno	Reno Gazette-Journal	63,455		77,551	1870	1977(26)

New Jersey	Asbury Park	Asbury Park Press	152,007		204,195	1879	1997(61)
	Bridgewater	Courier News	37,282		37,432	1884	1927 (5)
	Cherry Hill	Courier-Post	71,130		84,467	1875	1959 (7)
	East Brunswick	Home News Tribune	55,133		60,915	1879	1997(62)
	Morristown	Daily Record	41,055		42,379	1900	1998(63)
	Vineland	The Daily Journal	17,447			1864	1986(50)

(a)	Number in parentheses notes chronological order in which existing newspapers joined Gannett.

Non-daily publications: see listing of U.S. non-daily locations on page 14.

Daily newspapers

State Territory	City	Newspaper	Circulation			Founded	Joined Gannett (a)
			Morning	Afternoon	Sunday
New York	Binghamton	Press & Sun-Bulletin	53,712		66,623	1904	1943 (6)
	Elmira	Star-Gazette	26,959		36,348	1828	1906 (1)
	Ithaca	The Ithaca Journal	17,208			1815	1912 (2)
	Poughkeepsie	Poughkeepsie Journal	39,108		47,019	1785	1977(28)
	Rochester	Rochester Democrat and Chronicle	165,402		221,979	1833	1918 (3)
	Utica	Observer-Dispatch	41,997		48,978	1817	1922 (4)
	Westchester County	The Journal News	133,260		147,805	1829	1964 (8)

North Carolina	Asheville	Asheville Citizen-Times	54,353		61,562	1870	1995(57)

Ohio	Bucyrus	Telegraph-Forum		6,628		1923	2000(66)
	Chillicothe	Chillicothe Gazette		14,499	14,739	1800	2000(67)
	Cincinnati	The Cincinnati Enquirer	191,827		290,473	1841	1979(39)
	Coshocton	Coshocton Tribune		6,422	6,918	1842	2000(68)
	Fremont	The News-Messenger		12,889		1856	1975(22)
	Lancaster	Lancaster Eagle-Gazette		13,346	13,966	1807	2000(69)
	Mansfield	News Journal		29,416	38,916	1885	2000(70)
	Marion	The Marion Star		13,150	13,198	1880	2000(71)
	Newark	The Advocate		20,213	21,522	1820	2000(72)
	Port Clinton	News Herald		5,573		1864	1975(23)
	Zanesville	Times Recorder	18,768		19,176	1852	2000(73)

Oklahoma	Muskogee	Muskogee Phoenix	16,232		17,228	1888	1977(34)

Oregon	Salem	Statesman Journal	51,611		60,086	1851	1974(21)

South Carolina	Greenville	The Greenville News	86,821		113,266	1874	1995(58)

South Dakota	Sioux Falls	Argus Leader	54,162		75,363	1881	1977(27)

Tennessee	Clarksville	The Leaf-Chronicle	22,153		25,854	1808	1995(59)
	Jackson	The Jackson Sun	34,887		40,256	1848	1985(48)
	Murfreesboro	The Daily News Journal	15,264		18,695	1848	2004(88)
	Nashville	The Tennessean	172,450		232,986	1812	1979(40)

Utah	St. George	The Spectrum	23,008		24,161	1963	2000(74)

Vermont	Burlington	The Burlington Free Press	47,155		54,663	1827	1971(13)

Virginia	McLean	USA TODAY	2,277,064			1982	1982(46)
	Staunton	The Daily News Leader	18,369		20,712	1904	1995(60)

West Virginia	Huntington	The Herald-Dispatch	28,190		34,261	1909	1971(18)

Wisconsin	Appleton	The Post-Crescent		52,289	67,462	1853	2000(75)
	Fond du Lac	The Reporter		16,434	18,395	1870	2000(76)
	Green Bay	Green Bay Press-Gazette	56,504		81,055	1915	1980(41)
	Manitowoc	Herald Times Reporter		15,394	16,105	1898	2000(77)
	Marshfield	Marshfield News-Herald		12,499		1927	2000(78)
	Oshkosh	Oshkosh Northwestern	21,567		25,193	1868	2000(79)
	Sheboygan	The Sheboygan Press		21,880	24,303	1907	2000(80)
	Stevens Point	Stevens Point Journal		11,792		1873	2000(81)
		Central Wisconsin Sunday			20,014
	Wausau	Wausau Daily Herald		21,393	27,560	1903	1980(42)
	Wisconsin Rapids	The Daily Tribune		11,445		1914	2000(82)

NEWSPAPERS AND NEWSPAPER DIVISION (continued)

Times News Group, Inc. (Army Times Publishing Co.)

Headquarters: Springfield, Va.

Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.

Publications: Army Times, Navy Times, Marine Corps Times, Air Force Times, Federal Times, Defense News, Armed Forces Journal, C4ISR Journal, Training and Simulation Journal

Clipper Magazine, Inc.

Headquarters: Mountville, Pa.

Nursing Spectrum and NurseWeek

Offices: Bala Cynwyd, Pa. (serving Philadelphia and the Delaware Valley); Dallas/Fort Worth, Texas (serving Texas and Louisiana); Falls Church, Va. (serving Washington, D.C., Northern Virginia, and Baltimore, Md.); Ft. Lauderdale, Fla. (serving Ft. Lauderdale, Orlando and Tampa); Hoffman Estates, Ill. (serving Illinois, Indiana, Michigan and Ohio); San Jose, Calif. (serving California and the western states); Westbury, N.Y. (serving New York, New Jersey and New England states)

Non-daily publications

Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Guam, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, West Virginia, and Wisconsin

Gannett Media Technologies International: Cincinnati, Ohio; Norfolk, Va.; Tempe, Ariz.

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

Gannett News Service

Headquarters: McLean, Va.

Bureau: Washington, D.C.

State bureaus: Albany, N.Y.; Baton Rouge, La.; Newark, N.J.; Sacramento, Calif.; Springfield, Ill.; Tallahassee, Fla.

PointRoll, Inc.

Headquarters: Conshohocken, Pa.

Sales offices: Chicago, Ill.; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Washington, D.C.

International office: London, England

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

International print sites: Frankfurt, Germany; Gosselies, Belgium; Hong Kong; London, England

National offices: Atlanta, Ga.; Boston, Mass.; Buffalo, N.Y.; Charlotte, N.C.; Chicago, Ill.; Cincinnati, Ohio; Detroit, Mich.; Houston, Texas; Los Angeles, Calif.; Minneapolis, Minn.; New York, N.Y.; Orlando, Fla.; Philadelphia, Pa.; Phoenix, Ariz.; Seattle, Wash.; St. Louis, Mo.; Washington, D.C.

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

USA WEEKEND

Headquarters: McLean, Va.

Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.

Daily newspapers/Newsquest PLC

		Circulation
City	Newspaper	Morning		Afternoon		Saturday	Founded	Joined Gannett
Basildon	Evening Echo			37,887			1969	1999
Blackburn	Lancashire Evening Telegraph			35,426		30,359	1886	1999
Bolton	Bolton Evening News			35,036		27,575	1867	1999
Bournemouth	Daily Echo			34,086		36,898	1900	2000
Bradford	Telegraph & Argus			42,855	*		1868	1999
Brighton	The Argus			36,854		35,688	1880	1999
Colchester	Evening Gazette			25,483			1970	1999
Darlington	The Northern Echo	55,404	*				1870	1999
Glasgow	Evening Times			92,088		48,651	1876	2003
Glasgow	The Herald	78,930	*				1783	2003
Newport	South Wales Argus			31,704		27,928	1892	2000
Oxford	Oxford Mail			26,112		23,702	1928	1999
Southampton	Southern Daily Echo			41,919		43,253	1888	2000
Swindon	Evening Advertiser			23,323		19,378	1854	1999
Weymouth	Dorset Echo			20,065	*		1921	2000
Worcester	Worcester Evening News			19,418		17,657	1937	1999
York	Evening Press			36,566	*		1882	1999

*	Monday-Saturday inclusive

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

BROADCASTING

Television stations

State	City	Station	Channel/Network	Weekly Audience(a)		Founded	Joined Gannett
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970	1997
	Phoenix	KPNX-TV	Channel 12/NBC	1,245,000		1953	1979
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	434,000		1955	1994
California	Sacramento	KXTV-TV	Channel 10/ABC	1,087,000		1955	1999
Colorado	Denver	KUSA-TV	Channel 9/NBC	1,177,000		1952	1979
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,844,000		1949	1986
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	468,000		1989	2000
		WTLV-TV	Channel 12/NBC	521,000		1957	1988
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,353,000		1965	1996
Georgia	Atlanta	WXIA-TV	Channel 11/NBC	1,713,000		1948	1979
	Macon	WMAZ-TV	Channel 13/CBS	200,000		1953	1995
Maine	Bangor	WLBZ-TV	Channel 2/NBC	99,000		1954	1998
	Portland	WCSH-TV	Channel 6/NBC	329,000		1953	1998
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	410,000		1962	1997
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,408,000		1953	1983
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,127,000		1947	1995
New York	Buffalo	WGRZ-TV	Channel 2/NBC	538,000		1954	1997
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	610,000		1949	1988
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,322,000		1948	1995
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	273,000		1953	1998
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	476,000		1956	1995

Captivate Network, Inc.

Headquarters: Westford, Mass.

Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Ontario.

(a)	Weekly audience is number of TV households reached, according to the November 2005 Nielsen book.
(b)	Audience numbers fall below minimum reporting standards.

GANNETT ON THE NET

News and information about Gannett is available on our Web site, www.gannett.com. In addition to news and other information about our company, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission.

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

Gannett properties also offer online services or informational sites on the Internet as follows, listed alphabetically by market:

GANNETT CORPORATE

Gannett Co., Inc	www.gannett.com

U.S. NEWSPAPER WEB SITES

USA TODAY	www.usatoday.com
Alexandria (La.) Daily Town Talk	www.thetowntalk.com
The Post-Crescent, Appleton, Wis	www.postcrescent.com
Asbury Park (N.J.) Press	www.app.com
Asheville (N.C.) Citizen-Times	www.citizen-times.com
Battle Creek (Mich.) Enquirer	www.battlecreekenquirer.com
Press & Sun-Bulletin, Binghamton, N.Y	www.pressconnects.com
Telegraph-Forum, Bucyrus, Ohio	www.bucyrustelegraphforum.com
FLORIDA TODAY, Brevard County	www.floridatoday.com
Courier News, Bridgewater, N.J	www.c-n.com
The Burlington (Vt.) Free Press	www.burlingtonfreepress.com
Courier-Post, Cherry Hill, N.J	www.courierpostonline.com
Chillicothe (Ohio) Gazette	www.chillicothegazette.com
The Cincinnati Enquirer	www.cincinnati.com
The Leaf-Chronicle, Clarksville, Tenn.	www.theleafchronicle.com
Coshocton (Ohio) Tribune	www.coshoctontribune.com
The Des Moines Register	desmoinesregister.com
Detroit Free Press	freep.com
Home News Tribune, East Brunswick, N.J	www.thnt.com
Star-Gazette, Elmira, N.Y	www.stargazette.com
The Reporter, Fond du Lac, Wis	www.fdlreporter.com
Fort Collins Coloradoan	www.coloradoan.com
The News-Press, Fort Myers, Fla	www.news-press.com
The News-Messenger, Fremont, Ohio	www.thenews-messenger.com
Great Falls (Mont.) Tribune	www.greatfallstribune.com
Green Bay (Wis.) Press-Gazette	www.greenbaypressgazette.com
The Greenville (S.C.) News	greenvilleonline.com
Pacific Daily News, Hagatna, Guam	www.guampdn.com
Hattiesburg (Miss.) American	www.hattiesburgamerican.com
The Honolulu Advertiser	www.honoluluadvertiser.com
The Herald-Dispatch, Huntington, W.Va	www.herald-dispatch.com
The Indianapolis Star	www.indystar.com
Iowa City (Iowa) Press-Citizen	www.press-citizen.com
The Ithaca (N.Y.) Journal	www.theithacajournal.com
The Clarion-Ledger, Jackson, Miss	www.clarionledger.com
The Jackson (Tenn.) Sun	www.jacksonsun.com
Journal and Courier, Lafayette, Ind	www.jconline.com
The Daily Advertiser, Lafayette, La	www.theadvertiser.com
Lancaster (Ohio) Eagle-Gazette	www.lancastereaglegazette.com
Lansing (Mich.) State Journal	www.lansingstatejournal.com
The Courier-Journal, Louisville, Ky	www.courier-journal.com
Herald Times Reporter, Manitowoc, Wis	www.htrnews.com
News Journal, Mansfield, Ohio	www.mansfieldnewsjournal.com
Chronicle-Tribune, Marion, Ind	www.chronicle-tribune.com
The Marion (Ohio) Star	www.marionstar.com
Marshfield (Wis.) News-Herald	www.marshfieldnewsherald.com
The News-Star, Monroe, La	www.thenewsstar.com
The Montgomery (Ala.) Advertiser	www.montgomeryadvertiser.com
Daily Record, Morristown, N.J	www.dailyrecord.com
The Baxter Bulletin, Mountain Home, Ark	www.baxterbulletin.com
The Star Press, Muncie, Ind	www.thestarpress.com
The Daily News Journal, Murfreesboro, Tenn	www.dnj.com
Muskogee Phoenix	www.muskogeephoenix.com
The Tennessean, Nashville	www.tennessean.com
The Advocate, Newark, Ohio	www.newarkadvocate.com
Newspaper Network of Central Ohio	www.centralohio.com
Norwich (Conn.) Bulletin	www.norwichbulletin.com
Daily World, Opelousas, La	www.dailyworld.com
Oshkosh (Wis.) Northwestern	www.thenorthwestern.com
The Desert Sun, Palm Springs, Calif	www.thedesertsun.com
Pensacola (Fla.) News Journal	www.pensacolanewsjournal.com
The Arizona Republic, Phoenix	www.azcentral.com
News Herald, Port Clinton, Ohio	www.portclintonnewsherald.com
Times Herald, Port Huron, Mich	www.thetimesherald.com
Poughkeepsie (N.Y.) Journal	www.poughkeepsiejournal.com
Reno (Nev.) Gazette-Journal	www.rgj.com
Palladium-Item, Richmond, Ind	www.pal-item.com
Rochester (N.Y.) Democrat and Chronicle	www.democratandchronicle.com
Rockford (Ill.) Register Star	www.rrstar.com
Statesman Journal, Salem, Ore	www.statesmanjournal.com
The Salinas Californian	www.thecalifornian.com
The Daily Times, Salisbury, Md	www.delmarvanow.com
The Sheboygan (Wis.) Press	www.sheboygan-press.com
Argus Leader, Sioux Falls, S.D	www.argusleader.com
St. Cloud (Minn.) Times	www.sctimes.com
The Spectrum, St. George, Utah	www.thespectrum.com
The Times, Shreveport, La	www.shreveporttimes.com
Springfield (Mo.) News-Leader	www.news-leader.com
The Daily News Leader, Staunton, Va	www.newsleader.com
Stevens Point (Wis.) Journal	www.stevenspointjournal.com
Tallahasssee (Fla.) Democrat	www.tallahassee.com
Tucson (Ariz.) Citizen	www.tucsoncitizen.com
Tulare (Calif.) Advance-Register	www.tulareadvanceregister.com
Observer-Dispatch, Utica, N.Y	www.uticaod.com
The Daily Journal, Vineland, N.J	www.thedailyjournal.com
Visalia (Calif.) Times-Delta	www.visaliatimesdelta.com
Wausau (Wis.) Daily Herald	www.wausaudailyherald.com
The Journal News, Westchester County, N.Y	www.thejournalnews.com
The News Journal, Wilmington, Del	www.delawareonline.com
The Daily Tribune, Wisconsin Rapids, Wis	www.wisconsinrapidstribune.com
Times Recorder, Zanesville, Ohio	www.zanesvilletimesrecorder.com
Army Times	www.armytimes.com
Navy Times	www.navytimes.com
Marine Corps Times	www.marinetimes.com
Air Force Times	www.airforcetimes.com
Federal Times	www.federaltimes.com
Defense News	www.defensenews.com
Military City	www.militarycity.com

TV STATION WEB SITES

WXIA-TV, Atlanta	www.11alive.com
WLBZ-TV, Bangor, Maine	www.wlbz2.com
WGRZ-TV, Buffalo, N.Y	www.wgrz.com
WKYC-TV, Cleveland, Ohio	www.wkyc.com
WLTX-TV, Columbia, S.C	www.wltx.com
KUSA-TV, Denver	www.9news.com
WZZM-TV, Grand Rapids-Kalamazoo-Battle Creek, Mich	www.wzzm13.com
WFMY-TV, Greensboro, N.C	www.wfmynews2.com
WTLV-TV/WJXX-TV, Jacksonville, Fla	www.firstcoastnews.com
WBIR-TV, Knoxville, Tenn	www.wbir.com
KTHV-TV, Little Rock, Ark	www.todaysthv.com
WMAZ-TV, Macon, Ga	www.13wmaz.com
KARE-TV, Minneapolis-St. Paul	www.kare11.com
KPNX-TV, Phoenix, Ariz	www.azcentral.com
WCSH-TV, Portland, Maine	www.wcsh6.com
KXTV-TV, Sacramento, Calif	www.news10.net
KSDK-TV, St. Louis, Mo	www.ksdk.com
WTSP-TV, Tampa-St. Petersburg, Fla	www.tampabays10.com
WUSA-TV, Washington, D.C	www.wusa9.com

NEWSQUEST NEWSPAPER WEB SITES

Newsquest Media Group	www.newsquest.co.uk
Evening Echo, Basildon	www.thisisessex.co.uk
Lancashire Evening Telegraph, Blackburn	www.thisislancashire.co.uk
Bolton Evening News, Bolton	www.thisislancashire.co.uk
Daily Echo, Bournemouth	www.thisisdorset.net
Telegraph & Argus, Bradford	www.thisisbradford.co.uk
The Argus, Brighton	www.theargus.co.uk
Evening Gazette, Colchester	www.thisisessex.co.uk
The Northern Echo, Darlington	www.thisisthenortheast.co.uk
Evening Times, Glasgow	www.eveningtimes.co.uk
The Herald, Glasgow	www.theherald.co.uk
South Wales Argus, Newport	www.thisisgwent.co.uk
Oxford Mail, Oxford	www.thisisoxfordshire.co.uk
Southern Daily Echo, Southampton	www.thisishampshire.net
Evening Advertiser, Swindon	www.thisiswiltshire.co.uk
Dorset Echo, Weymouth	www.thisisdorset.net
Worcester Evening News, Worcester	www.thisisworcestershire.co.uk
Evening Press, York	www.thisisyork.co.uk

OTHER WEB SITES

101 Things to Do Magazine	www.101thingstodo.com
Action Advertising	www.actionadvertiser.com & www.actionprinting.com
Captivate Network	www.captivatenetwork.com
Clipper Magazine	www.clippermagazine.com
Gannett Offset	www.gannettoffset.com
Gannett Direct Marketing Services	www.gdms.com
Gannett Media Technologies International	www.gmti.com
Hawaii.com	www.hawaii.com
Nursing Spectrum	www.nursingspectrum.com
PointRoll	www.pointroll.com
Telematch	www.telematch.com
USA WEEKEND	www.usaweekend.com

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our securities.

Advertising produces the predominant share of our newspaper and broadcasting revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our traditional print and television businesses are facing increasingly stiff competition for advertising revenues. Alternative media sources also affect our ability to increase our circulation revenues and television audience. This competition could make it difficult for us to grow our advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses. If we are unable to meet these challenges successfully, we may have difficulty increasing revenues to offset the additional expenses we expect to incur as a result of rising employee benefit and other labor costs, newsprint prices and interest expense, not to mention stock compensation expense which must be reported in the financial statements for the first time in 2006 in accordance with a new accounting rule. Our future results also depend on economic conditions in our principal newspaper and television markets, including the United Kingdom, where a softening advertising environment may affect our ability to increase revenues from our Newsquest operation. Any weakening of the British pound-to-U.S. dollar exchange rate further could adversely impact Newsquest’s earnings contribution.

Our newspaper and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely affect our future profitability. For example, FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. Recently Congress established Feb. 19, 2009, as the date by which each television station will be required to return one of the two channels currently assigned to it and operate as a digital facility exclusively. We cannot predict how the transition to digital television will affect our broadcast operations. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. The FCC is not required to renew any license and could decline to renew our license applications that are currently pending or will be filed in 2006 and 2007.

We intend to continue our efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to risks that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 25, 2005, 16 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Nursing Spectrum are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In a few markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 25 of the company’s newspaper operations. Gannett continues to make investments in renovations or new facilities, where it improves the products for its readers and advertisers or improves productivity and operating efficiency. The company’s facilities are adequate for present operations. A listing of newspaper publishing centers and key properties may be found on pages 12-14.

Newspaper Publishing/United Kingdom

Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Substantial additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 15.

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns transmitter sites in 25 locations and leases one site.

During the past five years, new broadcasting facilities or substantial improvements to existing facilities were completed in Columbia, S.C., and Tampa, Fla. Technical facility expansion to accommodate DTV was completed at 19 sites between 1999 and 2004. By the end of 2004, all of the company’s stations had converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of broadcasting stations and Captivate’s offices may be found on page 15.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns a data and network operations center in nearby Maryland. Headquarters facilities are adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found on page 55 in Note 11 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In four such matters, the company’s liability could exceed $100,000.

In March 2004, the United States Environmental Protection Agency (EPA) notified Phoenix Newspapers, Inc. (PNI), a wholly owned Gannett subsidiary, that the company is considered a potentially responsible party for costs incurred in the investigation and potential remediation of contamination at a property in Phoenix, Ariz., formally owned by PNI. In August 2005, PNI entered into a voluntary Administrative Order on Consent with the EPA. This Order requires PNI to (1) investigate the extent, if any, to which PNI’s use of that property contributed to contamination of the site, (2) if warranted, evaluate options for remediation, and (3) reimburse EPA’s oversight costs. PNI’s liability on this matter will depend on the findings of the investigation.

Poughkeepsie Newspapers is required by a consent order with the EPA to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, N.Y. Poughkeepsie Newspapers has paid and expensed its share of the initial clean up but remains liable for a share of follow-up testing and potential further remediation at the site. Such remaining liability is not expected to be material.

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

Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 32 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1995	First	$25.07	$27.50
	Second	$26.00	$27.88
	Third	$26.50	$27.75
	Fourth	$26.44	$32.19

1996	First	$29.63	$35.38
	Second	$32.25	$35.82
	Third	$32.00	$35.07
	Fourth	$34.75	$39.25

1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62

2006	First	$60.69	$64.80	*

*	Through February 21, 2006

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
9/26/05 – 10/30/05	2,600,000	$66.73	2,600,000	$375,444,445
10/31/05 – 11/27/05	860,743	$63.78	860,743	$320,542,826
11/28/05 – 12/25/05	132,847	$61.78	132,847	$312,335,738

Total 4th Quarter 2005	3,593,590	$65.84	3,593,590	$312,335,738

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the $ 1 billion program announced on April 14, 2005. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of the publicly announced repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2001 through 2005 is contained under the heading “Selected Financial Data” on pages 57-59 and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the sale of discontinued operations in 2005 (see discussion below in 2005 Operating Summary and Key Business Transactions). The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Gannett Co., Inc. is a leading international news and information company operating primarily in the United States and the United Kingdom (U.K.). We generated approximately 85% of our 2005 consolidated revenues from domestic operations in 41 states, the District of Columbia, and Guam, and approximately 15% from our foreign operations primarily in the U.K. Our goal is to deliver quality products and results for our readers, viewers, advertisers and other customers. We believe that well-managed newspapers, television stations, Internet products, magazine/specialty publications and programming efforts will lead to higher profits for our shareholders. To that end, our strategy has three major components:

•	delivering customer satisfaction and expanding our customer base by raising the standards for and enhancing the quality of our products;

•	making acquisitions and investments in news, information and communications and related fields that make strategic and economic sense that leverage our existing assets; and

•	capitalizing on opportunities presented by changing technologies to expand our information and advertising businesses.

We implement our strategy and manage our operations through two business segments: newspaper publishing and broadcasting (television). The newspaper publishing segment includes the operations of 91 daily newspapers, nearly 1,000 non-daily local publications in the United States and Guam and approximately 300 titles in the U.K. Our 91 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million, have a combined daily paid circulation of 7.3 million, making us the nation’s largest newspaper group in terms of circulation. Together with the 17 daily newspapers our Newsquest division publishes in the U.K., the total average daily circulation of our 108 domestic and U.K. daily newspapers was approximately 8 million at the end of 2005. All of our daily newspapers also operate Web sites which are integrated with publishing operations. Our newspaper publishers also have strategic business relationships with online investee companies including CareerBuilder, Classified Ventures, ShopLocal.com and Topix.net. The newspaper publishing segment also includes PointRoll, an Internet ad services business; commercial printing; newswire; marketing and data services operations.

Through our broadcasting segment, we own and operate 21 television stations covering 17.9% of the U.S. in markets with more than 19.8 million households. We also include in this segment the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising through video screens located in elevators of office towers and select hotels across North America.

2005 Operating Summary and Key Business Transactions: Unless stated otherwise, as in the section titled “Discontinued Operations” on page 29 of this report, all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations. Therefore, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington, The (Olympia) Olympian and The Bellingham Herald, which were disposed of in an asset exchange in 2005 as discussed below, are excluded for all periods covered by this report.

From Continuing Operations

In thousands, except per share amounts

	2005	2004	Change
Operating revenues	$7,598,939	$7,283,662	4%
Operating income	$2,048,071	$2,112,476	(3%)
Net income	$1,211,255	$1,295,383	(6%)
Net income per share – diluted	$4.92	$4.84	2%
Operating cash flow (1)	$2,322,437	$2,353,610	(1%)

(1)	Represents operating income plus depreciation and amortization of intangible assets. This non-GAAP financial measure varies from amounts reported in the audited Consolidated Statements of Cash Flows and is more fully described on page 39.

Discontinued Operations

In thousands, except per share amounts

	2005	2004	Change
Income from operation of discontinued operations, net of tax	$14,644	$21,803	(33%)
Per share – diluted	$.06	$.08	(25%)
Gain on disposal of newspaper businesses, net of tax	$18,755	—	100%
Per share – diluted	$.08	—	100%

Net Income

In thousands, except per share amounts

	2005	2004	Change
Net income	$1,244,654	$1,317,186	(6%)
Net income per share – diluted	$5.05	$4.92	3%

During the third quarter of 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the company’s financial statements along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported in other operating revenue.

During the third quarter the company also completed an exchange of assets with Knight Ridder in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for all periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

Because of the change in the company’s ownership of the Detroit newspaper operations and the attendant change in accounting from the equity method to full consolidation, significant variances in reported revenues and expenses from prior periods have resulted. These variances are discussed more fully in the Newspaper section of the Results of Operations on page 23.

Net income per diluted share, on a generally accepted accounting principles (“GAAP”) basis, was $5.05 for 2005 compared to $4.92 for 2004. Earnings from continuing operations per diluted share were $4.92 for 2005 and $4.84 for 2004.

Operating revenues rose 4% to $7.6 billion for 2005 reflecting the full consolidation of Detroit newspaper operations beginning on August 1, 2005, as well as the impact of other newspaper segment acquisitions during the year. If Gannett had owned the same properties for all of 2005 and 2004, revenues would have increased slightly. Elements of growth in reported operating revenues in 2005 came primarily from U.S. local newspapers, which achieved solid results in classified employment and real estate advertising categories, from non-daily initiatives, as well as from the impact of the consolidation of Detroit newspaper operations. This domestic newspaper revenue growth was partially offset by broadcasting revenue declines related to substantially lower political advertising, the absence of Summer Olympics ad spending, and lower newspaper revenues in the U.K.

Overall, the softness in revenues from newspaper and broadcast operations, coupled with higher newsprint prices, which were up nearly 9%, led to a 3% decline in operating income, to $2.0 billion. Interest expense was sharply higher for the year – up $70 million or 50%. Income from continuing operations therefore declined 6% to $1.2 billion.

On a segment basis, total newspaper publishing revenues were $6.9 billion for 2005, an increase of 6.2% over 2004. These revenues are derived principally from sales of advertising (including sales of Internet advertising) and circulation, which accounted for 75% and 18%, respectively, of total newspaper publishing revenues for 2005. Our Newsquest operations generated approximately 17% and 11% of these advertising and circulation revenues, respectively. The remaining $437 million in newspaper publishing revenues were produced primarily by our commercial printing operations and earnings from our 50% share of the results in the Detroit joint operating agency (through July 31, 2005, after which operating results were fully consolidated) and the Tucson joint operating agency and our 19.49% equity interest in California Newspapers Partnership, a partnership that includes 22 daily California newspapers.

Newspaper publishing expenses increased 8% over 2004 to $5.1 billion. Newspaper cost increases were driven by higher newsprint costs, the impact of recent acquisitions and new non-daily products.

Through our broadcasting segment, we produced $736 million in revenues for 2005, a decrease of 10% from 2004. Broadcast revenue comparisons were adversely affected by the net loss of approximately $105 million of political- and Olympic-related advertising. On the expense side, broadcasting expenses increased 1% to $425 million reflecting lower television production and advertising sales costs, offset by costs from the growth of Captivate operations.

Challenges for 2006: Looking forward to 2006, the company faces several important challenges, including:

•	ad revenue and volume growth for our newspapers is expected to be modest and we must work aggressively to sell our range of products, including online and non-dailies, across our local markets to maximize our revenue opportunities;

•	we face a continuing soft economic picture in the U.K., and a weakening or strengthening in the British pound-to-U.S. dollar exchange will impact the earnings contribution of our Newsquest operations;

•	employee benefit costs, particularly medical, are expected to increase;

•	increases in newsprint prices by suppliers may have a significant impact on newspaper segment costs;

•	stock compensation expense must be reported in the financial statements for the first time in 2006, in accordance with a new accounting rule; and

•	interest expense will rise considerably in 2006 as the average interest rate on our borrowings is expected to be higher.

The company will continue its long-standing practice of aggressively pursuing revenue growth, carefully managing costs and seeking out strategic investments, partnerships and business acquisitions.

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

Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of businesses. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to accounting rules regarding the repatriation of earnings from foreign sources.

Please refer to pages 41-43 of this Form 10-K for a more complete discussion of all of the company’s significant accounting policies.

The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2005 fiscal year ended on Dec. 25, 2005, and encompassed a 52-week period. The company’s 2004 and 2003 fiscal years also encompassed 52-week periods.

Business acquisitions, exchanges, dispositions, discontinued operations and investments

2005: On March 31, 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio and Kentucky.

On June 10, 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user-friendly, non-intrusive technology that allows advertisers to expand their space online and receive a more measurable impact from their online advertising campaigns.

Effective July 31, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported in other operating revenue.

On Aug. 29, 2005, the company completed an exchange of assets with Knight Ridder in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for 2005 and all prior periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

On Sept. 16, 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pennsylvania. As a result of this transaction, the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. At and from the effective date of the agreement, the company will account for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method. In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Statement of Income.

During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

The total cash paid for the 2005 business acquisitions was $619 million. The company is in the process of completing valuations of recently acquired businesses, thus the allocation of purchase price is preliminary. Note 2 to the company’s financial statements on page 44 contains further information concerning purchase price allocation.

On March 23, 2005, the company, along with Knight Ridder, Inc. and Tribune Company, jointly acquired a 75% equity interest in Topix.net, a content aggregation service that continuously monitors breaking news and categorizes daily news content. Gannett, Knight Ridder and Tribune each own 25%, and the Topix.net founders hold the remaining 25% ownership interest in the company.

On Dec. 16, 2005, the company purchased a 23.3% interest in ShermansTravel, an online travel news, advertising and booking service.

2004: In February 2004, the company acquired NurseWeek, a multimedia company with print publications and Web site focused on the recruitment, recognition and education of nurses.

In February 2004, the company exchanged its daily newspaper, The Times in Gainesville, Ga., and non-daily publications in the Gainesville area for two daily newspapers and non-daily publications in Tennessee, plus cash consideration. The company recorded this transaction as two simultaneous but separate events; that is, the sale of its publications in Gainesville for which a non-operating gain was recognized, and the acquisition of the publications in Tennessee accounted for under the purchase method of accounting. The non-monetary gain from the exchange is reflected in non-operating income.

In April 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers programming and full-motion video advertising through wireless digital video screens in the elevators of premier office and select hotel towers across North America.

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc. (now named ShopLocal.com), a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

The company also purchased in 2004 a small daily newspaper in Wisconsin and several small non-daily publications in the U.S. and the U.K.

The 2004 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $169 million.

In August 2004, the company completed the sale of its NBC affiliate in Kingman, Ariz., KMOH-TV.

2003: In March 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership included the El Paso newspaper and six other daily newspapers in nearby New Mexico that were contributed by MediaNews Group. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 33.8% of its interest in the El Paso Times for which a non-operating gain was recognized, and the acquisition of a 66.2% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income.

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

In October 2003, the company acquired the assets of Clipper Magazine, Inc., a direct-mail advertising magazine company and several affiliated operations.

The company also purchased several small non-daily publications in the U.S. and in the U.K. in 2003.

The acquisitions of SMG, Ashland Media, Clipper Magazine and non-daily publications had an aggregate cash purchase price of approximately $483 million.

RESULTS OF OPERATIONS

Consolidated summary – continuing operations

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts

	2005	Change	2004	Change	2003
Operating revenues	$7,599	4%	$7,284	10%	$6,616
Operating expenses	$5,551	7%	$5,171	11%	$4,670
Operating income	$2,048	(3%)	$2,113	9%	$1,946
Income from continuing operations
Per share – basic	$4.94	1%	$4.89	11%	$4.41
Per share – diluted	$4.92	2%	$4.84	11%	$4.38

A discussion of operating results of the company’s newspaper and broadcasting segments, along with other factors affecting net income, follows. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segments in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and television operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP in the company’s consolidated statements of income, is presented in Note 12 “Business Operations and Segment Information” of the consolidated financial statements.

The company’s growth over the years has been through, in part, the acquisition of businesses. Certain operating results information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of 2005 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Newspaper Publishing Segment

In addition to its domestic local newspapers, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Gannett Offset commercial printing and other advertising and marketing services businesses. The newspaper segment in 2005 contributed 90% of the company’s revenues and 88% of its operating income.

Newspaper operating results were as follows:

In millions of dollars

	2005	Change	2004	Change	2003
Revenues	$6,862	6%	$6,462	10%	$5,896
Expenses	$5,057	8%	$4,683	11%	$4,217
Operating income	$1,805	1%	$1,779	6%	$1,679
Operating cash flow	$2,032	3%	$1,975	6%	$1,865

Impact of 2005 acquisitions: The increases reflected above for 2005 newspaper revenues and expenses are attributable in large measure to business acquisition activity. In particular, the Detroit transaction noted on page 22 was a key driver of the increase. Until that transaction became effective on July 31, 2005, the company’s 50% interest in the Detroit joint operating agency was accounted for under the equity method, thus the company picked up its 50% interest in Detroit’s pre-tax income as an entry to the “all other” revenue line in the Statement of Income.

Upon completing the transactions with Knight Ridder and MediaNews Group, the company became the majority owner in Detroit operations and therefore, the company has fully consolidated these operations within its newspaper segment. Therefore, all newspaper-related revenue and expense line items for 2005 reflect a fairly significant increase from this ownership and attendant accounting change.

Foreign currency translation: The average exchange rate used to translate U.K. newspaper results was 1.82 for 2005 and 2004 and therefore, while there were translation-related variances in quarterly report comparisons, full-year results were not impacted. For 2003, U.K. newspaper results were translated at a rate of 1.63, so newspaper segment revenue and expense variances when comparing 2005 or 2004 with 2003 are higher as a result.

Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 18%, respectively, of total newspaper revenues in 2005. Ad revenues also include those derived from advertising placed with newspaper-related Internet products. Other newspaper publishing revenues are mainly from commercial printing businesses, advertising and marketing services revenue from PointRoll, acquired in June 2005, earnings from the company’s 50% owned joint operating agencies in Tucson and in Detroit (through July 31, 2005, after which Detroit operations have been fully consolidated), and earnings from its 19.49% equity interest in the California Newspapers Partnership.

The table below presents the principal components of reported newspaper revenues for the last three years.

Newspaper operating revenues, in millions of dollars

	2005	Change	2004	Change	2003
Advertising	$5,161	7%	$4,835	12%	$4,323
Circulation	$1,264	4%	$1,218	2%	$1,193
Commercial printing and other	$437	7%	$409	8%	$380
Total	$6,862	6%	$6,462	10%	$5,896

The table below presents the principal components of reported newspaper advertising revenues for the last three years.

Advertising revenues, in millions of dollars

	2005	Change	2004	Change	2003
Local	$2,205	8%	$2,042	13%	$1,812
National	$817	4%	$786	8%	$729
Classified	$2,139	7%	$2,007	13%	$1,782
Total ad revenue	$5,161	7%	$4,835	12%	$4,323

Reported advertising revenues for 2005 increased $326 million or 7%, while pro forma revenues presented in the table below reflect a 2% increase. The increase in reported ad revenue reflects the impact of 2005 acquisitions, including Detroit, Tallahassee and Hometown Communications, as well as incremental revenues in the U.S. from purchased or internally developed non-daily publications. In the U.K., ad revenues were weaker in all categories in 2005.

In the tables that follow, newspaper advertising and circulation revenue results along with related advertising linage and circulation volume statistics are presented on a pro forma basis. For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts below, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however.

Advertising revenues, in millions of dollars (pro forma)

	2005	Change	2004	Change	2003
Local	$2,312	2%	$2,274	6%	$2,152
National	$861	1%	$856	7%	$799
Classified	$2,240	2%	$2,197	10%	$1,994
Total ad revenue	$5,413	2%	$5,327	8%	$4,945

Advertising linage, in millions of inches, and preprint distribution (pro forma)

	2005	Change	2004	Change	2003
Local	36.8	(2%)	37.7	(2%)	38.5
National	4.3	(4%)	4.5	2%	4.4
Classified	58.2	(2%)	59.4	3%	57.8
Total Run-of-Press	99.3	(2%)	101.6	1%	100.7
Preprint distribution (millions)	12,868	2%	12,657	4%	12,210

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

In millions of dollars

	2005	2004	2003
Pro forma ad revenues	$5,413	$5,327	$4,945
Less: Effect of acquisitions	(252)	(492)	(622)

As reported ad revenues	$5,161	$4,835	$4,323

Reported local ad revenues were up $163 million or 8% in 2005 benefiting from acquisitions. Pro forma local ad revenues were up 2%, with pro forma linage down 2% from last year. Revenue from small and medium-sized advertisers advanced in our domestic newspapers, while the revenue performance of larger advertisers softened.

Reported national ad revenues were up $31 million or 4% in 2005, primarily due to the Detroit transaction. Pro forma national ad revenues increased 1% on a 4% pro forma volume decline.

Reported classified ad revenues increased $132 million or 7%. On a pro forma basis, classified ad revenues rose 2%, with pro forma linage down 2%. Solid classified gains were achieved in the U.S. in the employment and real estate categories, including online advertising. On a pro forma basis, employment and real estate ad revenues rose 5% for the year. Automotive ad revenues declined 9% in 2005 due to decreased spending by local dealers in the company’s domestic and U.K. markets.

Newspaper advertising revenues in millions, as reported.

Looking to 2006, modest ad revenue and volume growth are anticipated in most core newspaper print categories and in most newspaper markets. Continued strong growth is expected from online ad sales and from non-daily products. The company continues to develop and invest in new non-daily products throughout the newspaper group to enhance revenue growth. Revenue results for 2006 will be affected by the general economic performance in the U.S. and the U.K., consumer confidence, the strength of the job market, weakening or strengthening in the British pound-to-U.S. dollar exchange rate and the geopolitical environment.

Reported 2005 newspaper circulation revenues increased $46 million or 4% over 2004, primarily as a result of the Detroit transaction and improvement at USA TODAY. Circulation revenues at USA TODAY rose 9% in 2005, benefiting from a $0.25 single-copy price increase implemented on Sept. 7, 2004. The price increase affected approximately 900,000 copies sold each day at newsstands and newsracks.

USA TODAY’s average daily circulation for 2005 decreased 1% to 2,277,064. USA TODAY reported an average daily paid circulation of 2,299,905 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 25, 2005, a decrease of less than 1% over the comparable period in 2004.

For local newspapers, morning circulation accounts for approximately 84% of total daily volume, while evening circulation accounts for 16%.

Newspaper circulation revenues in millions, as reported.

Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)

	2005	Change	2004	Change	2003
Local Newspapers
Morning	4,947	(2%)	5,055	(1%)	5,121
Evening	923	(4%)	964	(5%)	1,012
Total daily	5,870	(2%)	6,019	(2%)	6,133
Sunday	6,577	(3%)	6,792	(11%)	7,670

Readership studies indicate that a typical newspaper’s reach is considerably greater than its paid circulation. Higher readership is attributed in part to “pass-along” readership, or those reading newspapers that they did not subscribe to or purchase. This additional readership would include multiple adults reading the newspaper in a household, and those individuals reading copies at work or in libraries.

According to the ABC, an independent auditing firm, there has been increased emphasis on readership (the actual number of people reading newspapers) as a meaningful circulation measurement tool within the U.S. newspaper industry. Therefore, readership has become increasingly important to advertisers as they decide where to place their advertising.

The ABC Reader Profiles include the number of people reading each newspaper sold, a “readers per copy” measure, for both weekday and Sunday editions. Based on data from ABC Reader Profiles reported for certain of the company’s newspapers, an average of 2.35 adults read a typical copy of a weekday Gannett newspaper; on Sunday the average is 2.15.

Newspaper revenue comparisons 2004-2003: For 2004, reported advertising revenues increased $512 million or 12%. The increase in ad revenues reflects a higher foreign exchange rate (1.82 for 2004 compared to 1.63 for 2003) for Newsquest operations and the impact of the acquisition of NurseWeek in 2004 and the acquisitions of Clipper Magazine and SMG Publishing in 2003.

Reported local ad revenues were up $230 million or 13% in 2004. Pro forma local ad revenues were up 6%, with pro forma linage down 2% from 2003. Reported local ad revenues benefited from the full year effect of the Clipper and SMG acquisitions in 2003, the acquisition of NurseWeek in 2004 and growth in revenues from non-daily publications and preprints.

Reported national ad revenues were up $57 million or 8% in 2004. Pro forma national ad revenues increased 7% on a 2% pro forma volume increase. Significant national revenue improvement was achieved at certain of the company’s larger domestic newspapers, including USA TODAY, and the U.K. properties. National revenues at USA TODAY increased 7%, reflecting strength in entertainment, retail and financial categories, which more than offset weakness in travel, technology and telecommunications categories.

Reported classified ad revenues increased $225 million or 13% in 2004. On a pro forma basis, classified ad revenues rose 10%, with pro forma linage up 3%. Classified ad revenue gains were driven by strength in the employment and real estate categories, including online advertising at our local domestic and U.K. newspapers.

Reported 2004 newspaper circulation revenues increased $25 million or 2% over 2003, primarily as a result of the full year effect of the SMG acquisition, a higher foreign exchange rate for Newsquest operations and improvement at USA TODAY. Circulation revenues at USA TODAY rose 10% in 2004, benefiting from a $0.25 single-copy price increase implemented on Sept. 7, 2004, and an increase in average daily circulation. The price increase affected approximately 900,000 copies sold daily at newsstands and newsracks.

USA TODAY’s average daily circulation for 2004 increased 2% to 2,301,569. USA TODAY reported an average daily paid circulation of 2,311,954 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 26, 2004, a 3% increase over the comparable period in 2003.

Newspaper operating expense: Newspaper operating costs rose $374 million or 8%, in 2005, primarily due to the Detroit, Tallahassee, Hometown Communications acquisitions and the internal growth of non-daily publications. On a pro forma basis, assuming all properties owned at the end of 2005 were owned throughout 2005 and 2004, newspaper operating expense rose slightly.

On an as reported basis, newsprint expense rose 9%, reflecting a 9% increase in average prices and a less than 1% decline in consumption.

Newspaper payroll costs on an as reported basis were up approximately 7% reflecting additions to headcount from acquisitions and non-daily growth. On a pro forma basis, payroll costs rose slightly.

Benefit costs in the aggregate for the newspaper segment were lower in 2005, as generally higher ongoing costs for employee medical and disability benefits were more than offset by curtailment gains of approximately $31 million from changes to retiree medical and life insurance benefits.

Newspaper expense comparisons 2004-2003: Newspaper operating costs rose $466 million or 11%, in 2004, primarily due to the SMG, Clipper Magazine and NurseWeek acquisitions, along with increased newsprint, selling, insurance and benefit costs, and a higher foreign exchange rate for Newsquest operations. In 2003, benefit costs were tempered due to changes in certain retiree benefits at U.S. locations. Expenses associated with non-daily publications also increased as a result of the overall growth in these products. The company incurred significant costs for the conversion of newspaper rack coin mechanisms and the promotion of USA TODAY’s single-copy price increase in 2004. Newsprint expense increased 12% reflecting higher year-over-year prices and a 1% increase in consumption. Newspaper payroll costs were up 9% for the year reflecting added costs from recent acquisitions and the unfavorable impact of currency on expense comparisons.

Outlook for 2006: Newsprint prices are expected to rise further in 2006, however, newsprint consumption is expected to be flat or down slightly. The company has reduced the web width of its presses in a number of its markets in 2005 and reductions in further markets are planned for 2006.

Payroll costs are expected to rise slightly in 2006, however there will be shifts in headcount allocations to revenue-side functions. Benefit costs are expected to rise, reflecting continued medical cost inflation and higher pension costs. Benefit cost comparisons for next year will also be negatively affected by retiree medical and life curtailment gains recorded in 2005. Stock option expense will be recorded within the newspaper segment beginning in the first quarter of 2006.

Newspaper operating income: Newspaper operating income increased slightly in 2005, up to $1.81 billion from $1.78 billion in 2004. The principal factors affecting operating income changes were the following:

Favorable

•	business acquisitions, including PointRoll, Detroit, Hometown and, in the U.K., Exchange & Mart and Auto Exchange;

•	domestic growth in classified employment and real estate categories, including significant growth in online revenues;

•	expansion of non-daily products and profits;

•	higher circulation revenues at USA TODAY, reflecting the single-copy price increase in September 2004.

Unfavorable

•	higher newsprint prices;

•	lower operating results in the U.K. amid a softening advertising environment;

•	significantly lower automotive revenues in the U.S. and U.K.

Newspaper operating income comparisons 2004-2003: Operating income in 2004 increased $100 million or 6% over 2003, reflecting improved operating results in the U.S. and U.K. The improvement was due to solid growth in all categories of advertising revenue, the positive impact from the SMG, Clipper and NurseWeek acquisitions, and favorable foreign exchange rates. The earnings growth was partially offset by increased newsprint expense and sales, insurance and benefit costs.

Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of 1.82 for 2004, compared to 1.63 for 2003.

Broadcasting

The company’s broadcasting operations at the end of 2005 included 21 television stations in markets reaching 17.9% of U.S. television homes, and Captivate Network, Inc.

Over the last three years, reported broadcasting revenues, expenses, operating income and operating cash flows were as follows:

In millions of dollars

	2005	Change	2004	Change	2003
Revenues	$736	(10%)	$822	14%	$720
Expenses	$425	1%	$421	8%	$390
Operating income	$311	(22%)	$401	22%	$330
Operating cash flow	$342	(20%)	$430	21%	$356

Reported broadcast revenues declined $86 million or 10% for 2005. For the company’s television stations, the revenue comparisons reflect the net loss from 2004 of approximately $105 million of Olympic- and political election-related advertising. Excluding Captivate, broadcast revenues declined 11%; local television station revenue was 3% lower and national was 24% lower.

Major ad category results for 2005 reflect lower automotive and retail revenue; revenue from the restaurant category was flat and revenue from services and packaged goods was higher.

Reported operating expenses increased $4 million or 1% in 2005. Excluding Captivate, television operating expenses declined 1% in 2005, primarily due to lower advertising sales and production costs. Payroll costs were 2% higher for the year, reflecting added costs from Captivate.

Broadcast results 2004-2003: Reported broadcast revenues increased $102 million or 14% for 2004. Revenues benefited from record political- and Olympic-related advertising. Local and national advertising revenues increased 7% and 22%, respectively. Political- and Olympic-related revenues exceeded $120 million in 2004. Excluding Captivate, broadcast revenues increased 12%.

Reported operating expenses increased $31 million or 8% in 2004. Excluding Captivate, television operating expenses increased 4%, primarily due to higher ad sales and marketing costs associated with higher revenue levels, and to higher benefit costs. Payroll costs were 7% higher for the year, reflecting added costs from the Captivate acquisition.

Broadcasting revenues in millions, as reported.

Outlook for 2006: Strong advertising demand is expected for the Winter Olympics which will be carried on the company’s 12 NBC affiliated stations. Likewise significant incremental revenues are anticipated later in the year from local, state and national elections. Significant strength in political ad demand is expected from key contests in Florida, Colorado, Missouri, Ohio, California and Minnesota. Online revenue growth is expected to be strong at all stations in 2006.

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars

	2005	Change	2004	Change	2003
Cost of sales	$4,062	8%	$3,776	11%	$3,410
Selling, general and admin. expenses	$1,215	5%	$1,153	12%	$1,031
Depreciation	$251	9%	$230	4%	$221
Amortization of intangible assets	$23	92%	$12	50%	$8

Cost of sales for 2005 rose $286 million or 8%, reflecting previously mentioned factors, including incremental costs from recent acquisitions and internal growth of non-daily products, as well as higher newsprint costs. Benefit cost comparisons within the cost of sales category were favorable for 2005, reflecting retiree medical and life insurance curtailment credits.

Selling, general and administrative expenses rose $62 million or 5% primarily due to recent acquisitions.

Depreciation expense was 9% higher in 2005, reflecting incremental costs from acquisitions as well as from the installation of new printing presses for Detroit operations. Amortization of intangible assets rose 92%, reflecting costs associated with recent acquisitions.

In total, domestic operating expenses rose, while those in the U.K. were lower, both reflecting overall revenue level changes.

Operating expense comparisons 2004-2003: Cost of sales for 2004 increased $366 million or 11%, reflecting the full-year effect of the 2003 SMG and Clipper Magazine acquisitions, increased costs from the 2004 NurseWeek and Captivate acquisitions, higher newsprint expense and higher medical and other employee benefit costs. In 2003, benefit costs were tempered due to changes in certain retiree benefits at U.S. locations. Average newsprint prices were up 11% over 2003. The higher foreign exchange rate in 2004 for Newsquest operations adversely impacted expense comparisons and expenses associated with non-daily products increased as a result of the overall growth of these products.

Selling, general and administrative expenses (SG&A) increased by $122 million or 12% in 2004 also due primarily to new businesses acquired in 2003 and 2004 and the higher foreign exchange rate for U.K. operations. Higher newspaper ad sales expenses, as well as higher sales and marketing costs in broadcasting were incurred, reflecting higher revenue levels for both business segments.

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

	2005	2004	2003
Payroll and employee benefits	47.6%	48.3%	49.1%
Newsprint and other production material	18.3%	18.2%	17.5%

Outlook for 2006: The company anticipates increases in all operating cost categories as a result of the 2005 business acquisitions, internal growth of non-daily products, higher newsprint prices, higher benefit costs and higher ad sales costs related to expected revenue gains. The company must also begin expensing stock options in accordance with the new accounting rules (see further discussion on page 33).

Operating cash flow

The company’s consolidated operating cash flow totaled $2.32 billion in 2005 compared to $2.35 billion in 2004 and $2.18 billion in 2003. The 1% decrease in operating cash flow for 2005 reflects lower broadcasting results only partially offset by higher newspaper earnings and cash flow.

The table below presents operating cash flow as a percent of revenue over the last 5 years.

Operating cash flow, as a percent of revenue.

Non-operating income and expense

Interest expense in 2005 rose $70 million or 50%, reflecting higher debt levels related to share repurchase activity and acquisitions, and higher interest rates. Most of the company’s debt is in commercial paper for which the daily average outstanding balance was $3.4 billion for 2005 and $2.3 billion for 2004. The weighted average interest rate on commercial paper was 3.2% and 1.4% for 2005 and 2004, respectively.

In June 2005, the company sold $500 million aggregate principal amount of 4.125% notes due 2008 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

Interest expense in 2004 was even with that of 2003. The impact of higher average rates in 2004 was offset by lower average borrowings.

Outlook for 2006: Because the company has $3.7 billion in commercial paper obligations at Dec. 25, 2005, that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.7 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $18.5 million. The company expects its interest expense to rise in 2006, reflecting higher average rates on outstanding borrowings.

A further discussion of the company’s debt and credit facilities is contained in the Liquidity and Capital Resources section of this report on page 29.

Other non-operating items: In all years shown, non-operating income and expense includes costs associated with certain minority equity interest investments in online/new technology businesses, including a one-third interest in CareerBuilder, an online recruitment business. Also included are minority interest charges for consolidated businesses, including the Texas-New Mexico Newspapers Partnership and for the latter part of 2005, the Detroit Newspaper Partnership. Interest and investment income are also reflected in this non-operating category.

The more significant non-recurring items included in this category include: in 2005, a non-monetary gain upon the contribution of the Chambersburg, Pa., newspaper to the Texas-New Mexico Newspapers Partnership (see further discussion on page 22); in 2004, a non-monetary gain on the exchange of the company’s newspaper in Gainesville, Ga., for two daily newspapers in Tennessee; and in 2003, a non-monetary gain upon the contributions of the company’s El Paso newspaper to the Texas-New Mexico Newspapers Partnership.

Provision for income taxes on earnings from continuing operations

The company’s effective income tax rate was 33.4% in 2005, 33.9% in 2004 and 34.1% in 2003. The provisions of the American Jobs Creation Act, which permit a deduction for certain domestic production activities, favorably affected the company’s effective tax rate for 2005.

Further information concerning income tax matters is contained on page 51.

Income from continuing operations

For 2005, the company’s income from continuing operations declined 6.5% to $1.21 billion. Higher earnings from the newspaper segment were more than offset by diminished results from broadcasting, reflecting the absence in 2005 of the substantial Olympic- and political-related revenue achieved in 2004, and significantly higher interest costs.

Income from continuing operations on a per share basis, basic and diluted, rose 1% and 2%, respectively in 2005, reflecting the impact of share repurchase activity, which is discussed further in the Liquidity and Capital Resources section of this report which follows on page 29.

In thousands, except per share amounts

	2005	Change	2004	Change	2003
Income from continuing operations
Per basic share	$4.94	1%	$4.89	11%	$4.41
Per diluted share	$4.92	2%	$4.84	11%	$4.38
Average basic shares outstanding	244,958	(7%)	264,714	(2%)	269,559
Average diluted shares outstanding	246,256	(8%)	267,590	(2%)	271,872

In 2004, the company reported income from continuing operations of $1.3 billion or $4.84 per diluted share, up 9% and 11%, respectively, reflecting higher operating income from newspapers and broadcasting. Net non-operating costs were higher in 2004, principally due to the non-monetary gain recognized in 2003 on the El Paso Times transaction. In 2004, a similar, but smaller non-monetary gain was recognized on the exchange of the Gainesville, Ga., daily newspaper for two dailies in Tennessee.

The share repurchases made in 2005 will have a favorable impact on earnings per share in 2006. Refer to page 33 for discussion of a new accounting rule for stock-based compensation, which will negatively impact earnings beginning in the first quarter of 2006.

Income from continuing operations, in millions.

Discontinued operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of the (Boise) Idaho Statesman and two newspapers in the state of Washington, The (Olympia) Olympian and The Bellingham Herald, that were part of an exchange transaction with Knight Ridder completed on Aug. 29, 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.06 in 2005, $0.08 in 2004, and $0.08 in 2003. In the third quarter of 2005, Gannett also reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Net income

Net income and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

In millions of dollars

	2005	Change	2004	Change	2003
Net income	$1,245	(5%)	$1,317	9%	$1,211
Per basic share	$5.08	2%	$4.98	11%	$4.49
Per diluted share	$5.05	3%	$4.92	10%	$4.46

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was $1.4 billion in 2005, down from $1.6 billion in 2004, reflecting lower broadcast earnings and cash flow, and higher interest cost.

Cash used by the company for investing activities totaled $811 million. This reflects capital spending of $263 million; $619 million for the 2005 acquisitions discussed on page 22 of this report, and $93 million for equity investments in online-related businesses, including CareerBuilder and Classified Ventures. These cash outflows were partially offset from proceeds received from the sale of assets, primarily the exchange of assets on Aug. 29, 2005, discussed on page 22.

Cash used by the company for financing activities totaled $686 million in 2005. This reflects repurchase of approximately 17.6 million shares of the company’s stock for $1.31 billion (see further discussion on page 32) and the payment of dividends totaling $273 million. These financing cash flows were partially offset by the net proceeds from the issuance of the 4.125% notes due in 2008 (see further discussion on page 30), the proceeds from commercial paper borrowings totaling $939 million, and proceeds from the exercise of stock options totaling $73 million.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2005	2004	2003
Current ratio	1.3-to-1	1.4-to-1	1.3-to-1
Accounts receivable turnover	7.8	7.8	7.6
Newsprint inventory turnover	6.0	6.2	6.3

The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions and share repurchases.

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

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 25, 2005	Dec. 26, 2004
Unsecured promissory notes	$3,665,908	$2,711,316
Unsecured global notes	1,695,829	1,796,023
Other indebtedness	76,536	100,404

Total long-term debt	$5,438,273	$4,607,743

The unsecured promissory notes at Dec. 25, 2005, were due from Dec. 27, 2005, to Jan. 27, 2006, with rates varying from 4.09% to 4.30%.

The unsecured promissory notes at Dec. 26, 2004, were due from Dec. 27, 2004, to Jan. 28, 2005, with rates varying from 2.10% to 2.30%.

The maximum amount of such promissory notes outstanding at the end of any period during 2005 and 2004 was $3.8 billion and $2.9 billion, respectively. The daily average outstanding balance was $3.4 billion during 2005 and $2.3 billion during 2004 and the weighted average interest rate on commercial paper was 3.2% for 2005 and 1.4% for 2004. The weighted average interest rate on all debt was 4.0% for 2005 and 3.3% for 2004.

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

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with those acquisitions. The Newsquest and Newscom notes ($3.7 million and $56.1 million, respectively) bear interest at 0.5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 25, 2005, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (3.3% at Dec. 25, 2005).

In January 2005, the company replaced the $622.5 million 364-day facility that was scheduled to mature in March 2005 with a $691.875 million 5-year credit facility that matures in January 2010. In April 2005, this facility was increased to $766.875 million. Also effective in January 2005, the existing 2002 $1.365 billion 5-year facility was amended and extended until January 2010. At December 25, 2005, the Company had a total of $4.169 billion of credit available under four revolving credit agreements. The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured global note due in 2006, and Newsquest and Newscom notes are classified as long-term debt.

The commitment fee rates for all revolving credit agreements may range from .07% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 25, 2005, was .08% for all facilities. At the option of the company, the interest rate on borrowings under these agreements may be .17% to .50% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The revolving credit agreements in place at Dec. 25, 2005, contain a single restrictive provision that requires the maintenance of net worth of at least $3.5 billion. At Dec. 25, 2005, net worth was $7.6 billion.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.0 billion of unsecured debt securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of future acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

Approximate annual maturities of long-term debt, assuming that the company had used its $4.169 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global note due in 2006 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2006	$—
2007	698,739
2008	561,614
2009	1,547,447
2010	2,131,875
Later years	498,598

Total	$5,438,273

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.4 billion at Dec. 25, 2005, compared with a book value of $5.4 billion.

At Dec. 25, 2005, and Dec. 26, 2004, the company estimates that the amount reported on its balance sheet for financial instruments, including cash and cash equivalents, marketable securities, trade and other receivables, and other long-term liabilities, approximates fair value.

The company has a capital expenditure program (not including business acquisitions) of approximately $240 million planned for 2006, including approximately $21 million for land and buildings or renovation of existing facilities, $190 million for machinery and equipment, and $29 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2006 capital program will be funded from operating cash flow.

In February 2004, the company announced the reactivation of its existing share repurchase program. A total of 17.6 million shares with an aggregate cost of $1.3 billion were purchased in 2005 under this program. As of Dec. 25, 2005, the company had remaining authority to repurchase up to $312 million of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 7 of Part II of this Form 10-K.

Off balance sheet arrangements and contractual obligations

The following table summarizes the expected cash outflows resulting from financial contracts and commitments.

Contractual obligations

In millions of dollars

	Payments due by period
	Total	2006	2007-08	2009-10	Thereafter
Long-term debt (1)	$5,438	$—	$1,204	$3,735	$499
Operating leases (2)	323	51	84	65	123
Purchase obligations (3)	439	146	117	76	100
Programming contracts	130	14	75	37	4
Other long-term liabilities	892	94	143	147	508

Total	$7,222	$305	$1,623	$4,060	$1,234

(1)	See Note 6 to the Financial Statements. The amounts included above do not include any periodic interest payments.
(2)	See Note 11 to the Financial Statements.
(3)	Includes purchase obligations related to printing contracts, capital projects, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 25, 2005, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

Programming contracts include television station commitments reflected in the consolidated balance sheet and commitments to purchase programming to be produced in future years.

Other long-term liabilities primarily consist of amounts expected to be paid under postretirement benefit plans.

In connection with the acquisition of Clipper Magazine, Inc., the company is liable to pay additional cash consideration of $41 million, determined based on operating performance metrics achieved by Clipper. The additional consideration is payable beginning in 2006 and continues through 2009.

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

Capital stock

In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of its common stock. On May 12, 2004, July 13, 2004 and Oct. 26, 2004, the company announced that its authority to repurchase shares was increased by $500 million, $1.0 billion and $500 million, respectively. On April 14, 2005, the authorization was increased by $1 billion. During 2005, 17.6 million shares were purchased under the program for $1.3 billion. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion. As of Dec. 25, 2005, $312 million was available for future share repurchases. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

On Oct. 26, 2005, the company accelerated the vesting of 4.6 million options for which the option exercise price was substantially above the then current market price for the company’s shares. The options affected by this acceleration of vesting were principally comprised of the entire grant made on Dec. 10, 2004, which had an option price of $80.90 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $15.18 per option. For its executive officers, the company imposed a holding period that requires them to refrain from selling shares acquired upon the exercise of these options (other than shares that may be sold to cover payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or, if earlier, an executive officer’s last day of employment.

In December 2004, the company accelerated the vesting of approximately 3.9 million options for which the exercise price was above the then-current market price. The options affected by the acceleration of vesting were principally comprised of the entire grant made on December 12, 2003, which had an option price of $87.33 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $21.73 per option.

Because the company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because these options discussed above were priced above current market, the acceleration of vesting of these options did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration on pro forma stock based compensation required to be disclosed in the financial statement footnotes under the provisions of SFAS No. 123, was to increase such disclosed cost by approximately $32 million for 2005 and $52 million for 2004.

The options were accelerated to reduce the expense impact in 2006 and thereafter of the new accounting standard for stock based compensation. A discussion of this new accounting standard is included on page 33 and in Note 1 to the financial statements on page 41.

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

The company’s common stock outstanding at Dec. 25, 2005, totaled 238,045,823 shares, compared with 254,344,624 shares at Dec. 26, 2004.

Dividends

Dividends declared on common stock amounted to $273 million in 2005, compared with $274 million in 2004, reflecting an increase in the dividend rate which was more than offset by a decrease in shares outstanding.

Dividends declared per share.

On July 26, 2005, the quarterly dividend was increased from $.27 to $.29 per share.

Cash dividends		Payment date	Per share

2005	4th Quarter	Jan. 3, 2006	$.29
	3rd Quarter	Oct. 3, 2005	$.29
	2nd Quarter	July 1, 2005	$.27
	1st Quarter	April 1, 2005	$.27

2004	4th Quarter	Jan. 3, 2005	$.27
	3rd Quarter	Oct. 1, 2004	$.27
	2nd Quarter	July 1, 2004	$.25
	1st Quarter	April 1, 2004	$.25

Accumulated other comprehensive income

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $285 million at the end of 2005 and $629.5 million at the end of 2004. The decrease reflects a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 25, 2005, were translated from Sterling to U.S. dollars at an exchange rate of 1.74 versus 1.92 at the end of 2004. Newsquest’s financial results were translated at an average rate of 1.82 for 2005 and 2004 and 1.63 for 2003.

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

The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related to Newsquest and reported as part of shareholders’ equity, totaled $285 million at Dec. 25, 2005. This reflects a strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 25, 2005, exchange rate of 1.74. Refer to Item 7A below for additional detail.

New accounting pronouncements: On Dec. 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the company beginning with the first quarter of 2006.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position or cash flows. The impact of adoption of SFAS No. 123(R) will be to reduce operating results for 2006 and beyond. The company will adopt SFAS No. 123(R) using the modified prospective method. The effect on the Company’s 2006 earnings of adopting the new accounting standard will be to reduce such earnings by approximately $28 million on an after-tax basis. Had SFAS No. 123(R) been applied in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements on page 41.

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

Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or television markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound-to-U.S. dollar exchange rate; and (k) general economic, political and business conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is not subject to market risk associated with derivative commodity instruments, as the company is not a party to any such instruments. The company believes that its market risk from financial instruments, such as accounts receivable, payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for 2005 would have decreased approximately 1%.

Because the company has $3.7 billion in commercial paper obligations outstanding at Dec. 25, 2005, that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $18.5 million, respectively.

Refer to page 30 for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheet of Gannett Co., Inc. as of December 25, 2005, and the related consolidated statements of income, cash flows, and shareholders’ equity for the year then ended. Our audit also included the 2005 financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 25, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2005 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gannett Co., Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006, included in Item 9A (page 62), expressed an unqualified opinion thereon.

McLean, Virginia

February 20, 2006

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gannett Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gannett Co., Inc. and its subsidiaries at December 26, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the 2004 and 2003 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

McLean, Virginia

February 25, 2005, except as to the discontinued operations referred to in Note 2, as to which the date is February 20, 2006

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Assets	Dec. 25, 2005	Dec. 26, 2004
Current assets
Cash and cash equivalents	$68,803	$135,874
Marketable securities	93,822	—
Trade receivables (less allowance for doubtful receivables of $40,037 and $44,413, respectively)	998,799	954,432
Other receivables	77,123	77,976
Inventories	117,969	120,064
Deferred income taxes	29,892	21,489
Prepaid expenses and other current assets	75,663	82,349

Total current assets	1,462,071	1,392,184

Property, plant and equipment
Land	242,049	242,139
Buildings and improvements	1,519,558	1,494,289
Machinery, equipment and fixtures	3,042,435	3,017,347
Construction in progress	125,651	117,174

Total	4,929,693	4,870,949
Less accumulated depreciation	(2,114,546)	(2,117,504)

Net property, plant and equipment	2,815,147	2,753,445

Intangible and other assets
Goodwill	9,685,006	9,860,782
Indefinite-lived and other amortized intangible assets, less accumulated amortization of $53,605 and $30,898, respectively	446,018	256,355
Investments and other assets	1,335,154	1,157,974

Total intangible and other assets	11,466,178	11,275,111

Total assets	$15,743,396	$15,420,740

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Liabilities and shareholders’ equity	Dec. 25, 2005	Dec. 26, 2004
Current liabilities
Accounts payable
Trade	$281,681	$245,580
Other	26,952	28,504
Accrued liabilities
Compensation	150,325	116,797
Interest	18,576	25,952
Other	254,954	224,171
Dividend payable	69,366	69,132
Income taxes	125,934	132,737
Deferred income	168,553	162,577

Total current liabilities	1,096,341	1,005,450

Deferred income taxes	862,554	843,438
Long-term debt	5,438,273	4,607,743
Postretirement medical and life insurance liabilities	317,791	322,616
Other long-term liabilities	432,699	386,130

Total liabilities	8,147,658	7,165,377

Minority interests in consolidated subsidiaries	25,176	91,361

Commitments and contingent liabilities (see Note 11)

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares and 324,420,732 shares, respectively	324,419	324,421
Additional paid-in capital	619,569	563,279
Retained earnings	11,459,496	10,487,960
Accumulated other comprehensive income	249,150	591,487

	12,652,634	11,967,147

Less Treasury stock, 86,372,809 shares and 70,076,108 shares, respectively, at cost	(5,082,072)	(3,803,145)

Total shareholders’ equity	7,570,562	8,164,002

Total liabilities, minority interests and shareholders’ equity	$15,743,396	$15,420,740

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Net operating revenues
Newspaper advertising	$5,161,208	$4,835,335	$4,322,951
Newspaper circulation	1,264,031	1,218,486	1,192,873
Broadcasting	736,452	821,543	719,884
All other	437,248	408,298	380,326

Total	7,598,939	7,283,662	6,616,034

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	4,061,246	3,776,623	3,410,410
Selling, general and administrative expenses, exclusive of depreciation	1,215,256	1,153,429	1,030,577
Depreciation	251,130	229,500	220,314
Amortization of intangible assets	23,236	11,634	8,271

Total	5,550,868	5,171,186	4,669,572

Operating income	2,048,071	2,112,476	1,946,462

Non-operating (expense) income
Interest expense	(210,625)	(140,647)	(139,271)
Interest income	5,932	4,548	5,207
Other non-operating items	(25,523)	(16,194)	(6,641)

Total	(230,216)	(152,293)	(140,705)

Income before income taxes	1,817,855	1,960,183	1,805,757
Provision for income taxes	606,600	664,800	616,000

Income from continuing operations	1,211,255	1,295,383	1,189,757

Discontinued operations
Income from the operation of discontinued operations, net of tax	14,644	21,803	21,456
Gain on disposal of newspaper businesses, net of tax	18,755	—	—

Net Income	$1,244,654	$1,317,186	$1,211,213

Earnings from continuing operations per share - basic	$4.94	$4.89	$4.41

Earnings from discontinued operations
Discontinued operations per share - basic	.06	.08	.08
Gain on disposal of newspaper businesses per share - basic	.08	—	—

Net income per share - basic	$5.08	$4.98	$4.49

Earnings from continuing operations per share - diluted	$4.92	$4.84	$4.38

Earnings from discontinued operations
Discontinued operations per share - diluted	.06	.08	.08
Gain on disposal of newspaper businesses per share - diluted	.08	—	—

Net income per share - diluted	$5.05	$4.92	$4.46

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Cash flows from operating activities
Net income	$1,244,654	$1,317,186	$1,211,213
Adjustments to reconcile net income to operating cash flows
Gain on disposal of newspaper businesses, net of tax	(18,755)	—	—
Depreciation	252,950	232,387	223,261
Amortization of intangibles	23,236	11,634	8,271
Minority interest	8,783	8,912	7,596
Provision for deferred income taxes	10,713	77,974	65,434
Pension expense, net of pension contributions	28,822	(15,273)	76,024
Other, net, including gains on sales	(18,417)	(27,098)	(47,253)
(Increase) decrease in receivables	(17,987)	(42,263)	(69,948)
(Increase) decrease in inventories	4,149	(3,438)	(14,153)
Increase (decrease) in accounts payable	31,154	(10,162)	(12,666)
Increase (decrease) in interest and taxes payable	(165,497)	24,083	28,483
Change in other assets and liabilities, net	47,936	11,833	4,747

Net cash flow from operating activities	1,431,741	1,585,775	1,481,009

Cash flows from investing activities
Purchase of property, plant and equipment	(262,637)	(279,790)	(281,264)
Payments for acquisitions, net of cash acquired	(619,283)	(169,262)	(482,650)
Payments for investments	(93,396)	(50,521)	(28,328)
Proceeds from investments	12,451	13,552	12,825
Proceeds from sale of certain assets	245,334	23,180	13,012
Investments in marketable securities	(93,822)	—	—

Net cash used for investing activities	(811,353)	(462,841)	(766,405)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance fees	498,175	—	—
Payments from unsecured promissory notes and other indebtedness	939,150	773,232	(712,754)
Payments of unsecured global notes	(600,000)	—	—
Dividends paid	(272,885)	(273,028)	(260,737)
Cost of common shares repurchased	(1,309,477)	(1,668,760)	—
Proceeds from issuance of common stock upon exercise of stock options	72,537	115,984	235,939
Distributions to minority interest in consolidated partnerships	(13,381)	(9,490)	(1,900)

Net cash used for financing activities	(685,881)	(1,062,062)	(739,452)

Effect of currency exchange rate change	(1,578)	7,814	1,662

Increase (decrease) in cash and cash equivalents	(67,071)	68,686	(23,186)
Balance of cash and cash equivalents at beginning of year	135,874	67,188	90,374

Balance of cash and cash equivalents at end of year	$68,803	$135,874	$67,188

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands of dollars

Fiscal years ended December 28, 2003, December 26, 2004, and December 25, 2005	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Deferred compensation related to ESOP	Total
Balance: Dec. 29, 2002	$324,421	$279,778	$8,498,015	$44,190	$(2,231,557)	$(3,052)	$6,911,795

Net income, 2003			1,211,213				1,211,213
Foreign currency translation adjustment				296,349			296,349
Other than temporary impairment, net of taxes of $ 544				932			932
Minimum pension liability adjustment, net of tax benefit of $13,586				(22,166)			(22,166)

Total comprehensive income							1,486,328

Dividends declared, 2003: $.98 per share			(264,437)				(264,437)
Stock options exercised		143,076			92,586		235,662
Stock issued under incentive plan		3,975			1,854		5,829
Restricted stock issued under incentive plan		115					115
Tax benefit derived from stock incentive plans		44,637					44,637
Compensation expense related to ESOP						3,052	3,052

Balance: Dec. 28, 2003	$324,421	$471,581	$9,444,791	$319,305	$(2,137,117)	$—	$8,422,981

Net income, 2004			1,317,186				1,317,186
Foreign currency translation adjustment				277,189			277,189
Minimum pension liability adjustment, net of tax benefit of $3,070				(5,007)			(5,007)

Total comprehensive income							1,589,368

Dividends declared, 2004: $1.04 per share			(274,017)				(274,017)
Treasury stock acquired					(1,668,760)		(1,668,760)
Stock options exercised		76,720			39,238		115,958
Restricted stock issued under incentive plan		334			19		353
Tax benefit derived from stock incentive plans		14,644					14,644
Other treasury stock activity					(36,525)		(36,525)

Balance: Dec. 26, 2004	$324,421	$563,279	$10,487,960	$591,487	$(3,803,145)	$—	$8,164,002

Net income, 2005			1,244,654				1,244,654
Foreign currency translation adjustment				(344,534)			(344,534)
Minimum pension liability adjustment, net of tax benefit of $ 702				2,197			2,197

Total comprehensive income							902,317

Dividends declared, 2005: $1.12 per share			(273,118)				(273,118)
Treasury stock acquired					(1,309,477)		(1,309,477)
Stock options exercised		47,134			25,403		72,537
Restricted stock issued under incentive plan		309			159		468
Tax benefit derived from stock incentive plans		7,722					7,722
Other treasury stock activity	(2)	1,125			4,988		6,111

Balance: Dec. 25, 2005	$324,419	$619,569	$11,459,496	$249,150	$(5,082,072)	$—	$7,570,562

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2005 fiscal year ended on Dec. 25, 2005, and encompassed a 52-week period. The company’s 2004 and 2003 fiscal years also encompassed 52-week periods.

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

Operating agencies: Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results from the Tucson joint operating agency are accounted for under the equity method, reported as a net amount in other operating revenues. The company’s operating results from the Detroit joint operating agency were similarly accounted for under the equity method through July 31, 2005. As discussed more fully in Note 2 to the financial statements, effective July 31, 2005, the company acquired a controlling interest in that operation and therefore results from Detroit newspaper operations have since been fully consolidated in its financial statements along with a minority interest charge for its partner’s interest.

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

Cash and cash equivalents: Cash and cash equivalents consist of investments in government securities, commercial paper and money market funds, with an original maturity of three months or less.

Marketable securities: Investments underlying our marketable securities are classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments, which consist of auction-rate bonds, are carried at fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the company’s estimate of credit exposure, determined principally on the basis of its collection experience.

Inventories: Inventories, consisting principally of newsprint, printing ink, plate material and production film for the company’s newspaper publishing operations, are valued primarily at the lower of cost (first-in, first-out) or market. At certain U.S. newspapers however, newsprint inventory is carried on a last-in, first-out basis.

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

Goodwill and other intangible assets: Intangible assets and goodwill represent the excess of acquisition cost over the fair value of other assets acquired net of liabilities assumed at the time operating properties were purchased. The company follows Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. For purposes of goodwill accounting, the company has established its reporting units for newspapers at a level below the segment level. These reporting units therefore consist principally of six regional groups in the U.S., several other individual U.S. newspaper segment businesses and the U.K. newspaper group. For Broadcasting, goodwill is accounted for at the segment level. The company annually performs an impairment test of its goodwill and indefinite-lived intangible assets and has determined that no impairment of recorded goodwill or indefinite-lived intangible assets existed at Dec. 25, 2005. Intangible assets that have finite useful lives are amortized over those useful lives. See additional detail in Note 3 on page 45.

Valuation of long-lived assets: In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144), the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and gains or losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 25, 2005, and Dec. 26, 2004, such investments aggregated approximately $24 million.

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

Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, ads placed on its Internet Web sites, amounts charged to customers for commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors reduced by the amount of discounts taken. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Retirement plans: Pension costs under the company’s retirement plans are actuarially determined. The company’s policy is to fund costs accrued under its qualified pension plans.

The company recognizes the cost of postretirement medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.

Stock-based employee compensation: Stock-based compensation is accounted for using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, the company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.”

Statement of Financial Accounting Standard No.123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” establishes a fair value-based method of accounting for employee stock-based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value-based method currently prescribed under APB No. 25. The company has chosen to continue to report stock-based compensation in accordance with APB No. 25, and provides the following pro forma disclosure of the effects of applying the fair value method to all applicable awards granted. Under APB No. 25 and related interpretations, no compensation cost has been recognized for the company’s stock options. Had compensation cost for the company’s stock options been determined based on the fair value at the grant date for those awards as permitted (but not required) under the alternative method of SFAS No. 123, the company’s results of operations and related per share amounts would have been reduced to the pro forma amounts indicated below:

In thousands, except per share amounts

	2005	2004	2003
Net income
As reported	$1,244,654	$1,317,186	$1,211,213
Less: compensation expense determined under SFAS No. 123, net of tax	(87,781)	(119,174)	(60,336)

Pro forma	$1,156,873	$1,198,012	$1,150,877

Net income per share - basic
As reported	$5.08	$4.98	$4.49
Pro forma	$4.72	$4.53	$4.27

Net income per share - diluted
As reported	$5.05	$4.92	$4.46
Pro forma	$4.68	$4.47	$4.24

For the company’s principal options grants, which occur in December of each year, the fair value of the options was established using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yields of 1.30%, 1.24% and 1.33%; expected volatility of 11.46%, 13.62% and 19.16%; risk-free interest rates of 4.32%, 3.71% and 3.83%; and expected lives of six years for grants in 2005, six years for grants in 2004 and seven years for grants in 2003. In the tabular presentation above, the company uses the explicit service period of the option awards (4 years) for purposes of amortizing the fair value of awards. Because the company’s option awards continue to vest for a period after an optionee’s retirement, the amortization period now used is longer than what will be permitted for option grants made subsequent to adoption of SFAS No. 123(R) (see further discussion below). Under SFAS No. 123(R), the amortization period for new option awards will not go beyond the date optionees first become eligible to retire. Had the company employed this new amortization approach for determining the pro forma compensation amounts above, such amounts for 2005 would have been higher because of December 2005 awards granted to retirement eligible employees.

On Dec. 23, 2004, the company accelerated the vesting of approximately 3.9 million options for which the exercise price was above the then current market price. The options affected by the acceleration of vesting were principally comprised of the entire grant made on Dec. 12, 2003, which had an option price of $87.33 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $21.73 per option.

On Oct. 26, 2005, the company accelerated the vesting of approximately 4.6 million options for which the option price was substantially above the current market price for the company’s shares. The options affected by this acceleration of vesting were principally comprised of the entire grant made on Dec. 10, 2004, which had an option price of $80.90 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $15.18 per option. For its executive officers however, the company imposed a holding period that requires them to refrain from selling shares of Common Stock acquired upon the exercise of these options (other than shares that may be sold to fund payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or, if earlier, an executive officer’s last day of employment.

Because the company has accounted for stock-based compensation using the intrinsic value method and because these options were priced above current market, the acceleration of vesting did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration was to increase pro forma stock-based compensation cost shown above and reduce pro forma net income by approximately $35 million for 2005 and $52 million for 2004. The options were accelerated to reduce stock-based compensation expense required to be recorded under SFAS No. 123(R) in 2006 and beyond.

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

New accounting pronouncements: On Dec. 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the company beginning with the first quarter of 2006.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the company’s results of operations, although it will have no impact on the company’s overall financial position or cash flows. The impact of adoption of SFAS No. 123(R) will be to reduce operating results for 2006 and beyond. The company will adopt SFAS 123(R) using the modified prospective method. Had SFAS No. 123(R) been applied in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1 to the consolidated financial statements on page 42.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2

Acquisitions, exchanges, dispositions and investments

2005: On March 31, 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio, and Kentucky.

On June 10, 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user friendly, non-intrusive technology that allows advertisers to expand their space online and receive a more measurable impact from their online advertising campaigns.

On July 31, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning August 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported under the equity method, as an entry to the “all other” revenue line in the statements of income.

On Aug. 29, 2005, the company completed an exchange of assets with Knight Ridder in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million (reflecting a charge for goodwill associated with these businesses of $221 million). Operating results for 2005 and all prior periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

Amounts applicable to the discontinued operations which have been reclassified in the Statements of Income are as follows:

In millions of dollars

	2005	2004	2003
Revenues	$67	$98	$95
Pretax income	$24	$35	$35
Net income	$15	$22	$21

For 2005, the amounts above include reclassifications of previously reported results for the company’s first and second quarters.

On Sept. 16, 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pa. As a result of this transaction the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Statement of Income. At and from the effective date of the agreement, the company will account for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method.

During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

The total cash paid for the 2005 business acquisitions was $619 million. The company is in the process of completing valuations of most recently acquired businesses, therefore the allocation of purchase price (which now reflects $485 million for goodwill and $199 million for other intangible assets) is preliminary.

On March 23, 2005, the company, along with Knight Ridder, Inc. and Tribune Company, jointly acquired a 75% equity interest in Topix.net, a content aggregation service that continuously monitors breaking news and categorizes daily news content. Gannett, Knight Ridder and Tribune each own 25%, and the Topix.net founders hold the remaining 25% ownership interest in the company.

On Dec. 16, 2005, the company purchased a 23.3% interest in ShermansTravel, an online travel news, advertising and booking service.

2004: On Feb. 2, 2004, the company acquired NurseWeek, a multimedia company with print publications and a Web site focused on the recruitment, recognition and education of nurses.

In February 2004, the company exchanged its daily newspaper, The Times in Gainesville, Ga., and non-daily publications in the Gainesville area for two daily newspapers and non-daily publications in Tennessee, plus cash consideration. The company recorded this transaction as two simultaneous but separate events; that is, the sale of its publications in Gainesville for which a non-operating gain was recognized and the acquisition of the publications in Tennessee accounted for under the purchase method of accounting. The non-monetary gain from the exchange is reflected in non-operating income.

In April 2004, the company acquired the assets of Captivate Network, Inc., a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in the elevators of premier office towers and select hotels across North America.

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc. (now ShopLocal.com), a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. and Tribune Company.

The company also purchased in 2004 a small daily newspaper in Wisconsin and several small non-daily publications in the U.S. and the U.K.

The 2004 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $169 million.

In August 2004, the company completed the sale of its NBC affiliate in Kingman, Ariz., KMOH-TV.

2003: In March 2003, the company completed a non-monetary transaction under which it contributed its newspaper in El Paso to a newly formed partnership, Texas-New Mexico Newspapers Partnership. The partnership included the El Paso newspaper and six other daily newspapers in nearby New Mexico that were contributed by MediaNews Group. The company recorded this non-monetary transaction as two simultaneous but separate events; that is, a sale of 33.8% of its interest in the El Paso Times for which a non-operating gain was recognized, and the acquisition of a 66.2% interest in the partnership. The non-monetary gain from the partnership transaction is reflected in non-operating income.

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

In October 2003, the company acquired the assets of Clipper Magazine, Inc., a direct-mail advertising magazine company and several affiliated operations.

The company also purchased several small non-daily publications in the U.S. and in the U.K. in 2003.

The acquisitions of SMG, Ashland Media, Clipper Magazine and non-daily publications had an aggregate cash purchase price of approximately $483 million.

NOTE 3

Goodwill and other intangible assets

Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 144.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at the reporting unit level at least annually. The company has performed an impairment test of its goodwill and indefinite-lived intangible assets at Dec. 25, 2005, at Dec. 26, 2004, and at Dec. 28, 2003, and determined that no impairment of goodwill or indefinite-lived intangible assets existed.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at Dec. 25, 2005, and Dec. 26, 2004. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

In thousands of dollars

	Gross	Accumulated Amortization	Net
Dec. 25, 2005
Goodwill	$9,685,006	$—	$9,685,006
Indefinite-lived intangibles	183,514	—	183,514
Amortized intangible assets:
Customer relationships	295,866	50,736	245,130
Other	20,243	2,869	17,374

Total	$10,184,629	$53,605	$10,131,024

Dec. 26, 2004
Goodwill	$9,860,782	$—	$9,860,782
Indefinite-lived intangibles	119,953	—	119,953
Amortized intangible assets:
Customer relationships	159,472	29,818	129,654
Other	7,828	1,080	6,748

Total	$10,148,035	$30,898	$10,117,137

Amortization expense was approximately $23.2 million in 2005 and $11.6 million in 2004. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. In 2005, ad archives, real estate access rights and patents were also acquired, assigned lives of between three and ten years and are amortized on a straight-line basis. For each of the next five years, amortization expense relating to the amortized intangibles is expected to be approximately $31 million.

In thousands of dollars
	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 28, 2003	$8,075,489	$1,526,278	$9,601,767

Acquisitions & adjustments	6,431	27,059	33,490
Dispositions	(6,535)	—	(6,535)
Foreign currency exchange rate changes	231,799	261	232,060

Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782

Acquisitions & adjustments	507,278	(4,077)	503,201
Dispositions	(388,623)	—	(388,623)
Foreign currency exchange rate changes	(290,458)	104	(290,354)

Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006

In thousands of dollars
	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangibles
Balance at Dec. 28, 2003	$—	$—	$—

Acquisitions & adjustments	114,641	—	114,641
Foreign currency exchange rate changes	5,312	—	5,312

Balance at Dec. 26, 2004	$119,953	$—	$119,953

Acquisitions & adjustments	72,427	862	73,289
Foreign currency exchange rate changes	(9,728)	—	(9,728)

Balance at Dec. 25, 2005	$182,652	$862	$183,514

In thousands of dollars
	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 28, 2003	$108,736	$—	$108,736

Acquisitions	32,800	6,500	39,300
Amortization	(11,159)	(475)	(11,634)

Balance at Dec. 26, 2004	$130,377	$6,025	$136,402

Acquisitions	146,072	3,795	149,867
Dispositions	(529)	—	(529)
Amortization	(22,222)	(1,014)	(23,236)

Balance at Dec. 25, 2005	$253,698	$8,806	$262,504

NOTE 4

Consolidated statements of cash flows

Cash paid in 2005, 2004 and 2003 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars

	2005	2004	2003
Income taxes	$728,984	$577,254	$555,039
Interest	$218,004	$140,649	$140,097

Interest in the amount of $3.2 million, $4.8 million and $3.4 million was capitalized in 2005, 2004 and 2003, respectively.

Other

In connection with the establishment of the Texas-New Mexico Newspapers Partnership in 2003, and the purchase of additional interest in and reorganization of the Detroit joint operating agency in 2005, the company recorded minority interest liabilities of $90 million and $25 million, respectively. The company also assumed certain employee benefit related liabilities of approximately $86 million in connection with the Detroit newspaper transaction in 2005. No other significant liabilities were assumed in connection with the 2005, 2004 and 2003 acquisitions.

In 2003, the company issued 87,263 shares of common stock in settlement of previously granted stock incentive rights for the four-year period 1999-2002 and the compensation liability of $9.0 million for these rights was transferred to shareholders’ equity.

NOTE 5

Investments

The company’s investments include several which are accounted for under the equity method. Principal among these are the following, with the company’s ownership percentage shown in parenthesis: Tucson Newspapers Partnership (50%); California Newspaper Partnership (19.49%); Texas-New Mexico Newspapers Partnership (40.6%); CareerBuilder (33.3%); Classified Ventures (23.6%); Topix.net (25%); ShopLocal (33.3%); Ponderay Newsprint Company (13.5%); Detroit Weekend Direct (50%); and ShermansTravel (23.3%).

The aggregate carrying value of these equity investments at Dec. 25, 2005 was $496 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition. The aggregate amount of pretax earnings recorded by the company in 2005 for these equity investments was $11.2 million.

The company also recorded revenue generated from CareerBuilder and Classified Ventures products for online advertisements placed in its newspaper markets. Such amounts totaled approximately $167 million for 2005, $105 million for 2004 and $59 million for 2003.

NOTE 6

Long-term debt

The long-term debt of the company is summarized below:

In thousands of dollars

	Dec. 25, 2005	Dec. 26, 2004
Unsecured promissory notes	$3,665,908	$2,711,316
Unsecured global notes	1,695,829	1,796,023
Other indebtedness	76,536	100,404

Total long-term debt	$5,438,273	$4,607,743

The unsecured promissory notes at Dec. 25, 2005, were due from Dec. 27, 2005, to Jan. 27, 2006, with rates varying from 4.09% to 4.30%.

The unsecured promissory notes at Dec. 26, 2004, were due from Dec. 27, 2004, to Jan. 28, 2005, with rates varying from 2.10% to 2.30%.

The maximum amount of such promissory notes outstanding at the end of any period during 2005 and 2004 was $3.8 billion and $2.9 billion, respectively. The daily average outstanding balance was $3.4 billion during 2005 and $2.3 billion during 2004 and the weighted average interest rate on commercial paper was 3.2% for 2005 and 1.4% for 2004. The weighted average interest rate on all debt was 4.0% for 2005 and 3.3% for 2004.

In March 2002, the company issued $1.8 billion aggregate principal amount of unsecured global notes in an underwritten public offering. These notes consisted of $600 million aggregate principal amount of 4.95% notes due 2005, $700 million aggregate principal amount of 5.50% notes due 2007 and $500 million aggregate principal amount of 6.375% notes due 2012. The net proceeds of the offering were used to pay down commercial paper borrowings.

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

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newsquest and Newscom in connection with those acquisitions. The Newsquest and Newscom notes ($3.7 million and $56.1 million, respectively) bear interest at 0.5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.5% and 6.75%, respectively. The Newsquest and Newscom notes are due on Dec. 31, 2006, and Dec. 31, 2007, respectively, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 25, 2005, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (3.3% at Dec. 25, 2005).

In January 2005, the company replaced the $622.5 million 364-day facility that was scheduled to mature in March 2005 with a $691.875 million 5-year credit facility that matures in January 2010. In April 2005, this facility was increased to $766.875 million. Also effective in January 2005, the existing 2002 $1.365 billion 5-year facility was amended and extended until January 2010.

At Dec. 25, 2005, the company had a total of $4.169 billion of credit available under four revolving credit agreements.

These revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, due in 2006 and Newsquest and Newscom notes are classified as long-term debt.

The revolving credit agreements in place at Dec. 25, 2005, contain a restrictive provision that require the maintenance of net worth of at least $3.5 billion. At Dec. 25, 2005, and Dec. 26, 2004, net worth was $7.6 billion and $8.2 billion, respectively.

Under a shelf registration that became effective with the Securities and Exchange Commission in April 2002, an additional $2.0 billion of unsecured debt securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of future acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

Approximate annual maturities of long-term debt, assuming that the company had used its $4.169 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global notes due in 2006 on a long-term basis and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

In thousands of dollars

2006	$—
2007	698,739
2008	561,614
2009	1,547,447
2010	2,131,875
Later years	498,598

Total	$5,438,273

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.4 billion at Dec. 25, 2005, compared with a book value of $5.4 billion.

At Dec. 25, 2005, and Dec. 26, 2004, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, marketable securities, trade and other receivables, and other long-term liabilities, approximates fair value.

NOTE 7

Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. Benefits under the Gannett Retirement Plan are based on years of service and final average pay. The tables below also include the assets and obligations of the Newsquest Retirement Plan in the U.K. and beginning on Aug. 1, 2005 (in connection with the Detroit newspaper transaction), certain collectively bargained plans. The company uses a Dec. 31 measurement date for its retirement plans.

The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2005, 2004 and 2003 are presented in the following table:

In thousands of dollars

	2005	2004	2003
Service cost - benefits earned during the period	$96,288	$89,239	$77,378
Interest cost on benefit obligation	169,336	165,594	155,933
Expected return on plan assets	(227,322)	(212,063)	(170,099)
Amortization of transition asset	—	(10)	(68)
Amortization of prior service credit	(21,372)	(21,435)	(20,340)
Amortization of actuarial loss	57,892	55,765	72,026

Pension expense for company-sponsored retirement plans	74,822	77,090	114,830
Union and other pension cost	12,970	13,207	7,388

Pension cost	$87,792	$90,297	$122,218

The following table provides a reconciliation of benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars

	Dec. 25, 2005	Dec. 26, 2004
Change in benefit obligation
Net benefit obligation at beginning of year	$2,967,782	$2,737,741
Service cost	96,288	89,239
Interest cost	169,336	165,594
Plan participants’ contributions	13,653	13,165
Plan amendments	—	91
Actuarial loss	75,242	86,195
Foreign currency translation	(55,891)	18,394
Gross benefits paid	(174,410)	(142,637)
Acquisitions	241,710	—
Net benefit obligation at end of year	$3,333,710	$2,967,782

Change in plan assets

Fair value of plan assets at beginning of year	$2,672,665	$2,453,044
Actual return on plan assets	280,993	240,745
Plan participants’ contributions	13,653	13,165
Employer contributions	52,536	92,363
Gross benefits paid	(174,410)	(142,637)
Foreign currency translation	(54,720)	15,985
Acquisitions	173,180	—
Fair value of plan assets at end of year	$2,963,897	$2,672,665

Funded status at end of year	$(369,813)	$(295,117)
Unrecognized net actuarial loss	1,035,962	1,048,832
Unrecognized prior service credit	(117,392)	(143,203)
Net amount recognized at end of year	$548,757	$610,512

Amounts recognized in Consolidated Balance Sheets

Prepaid benefit cost	$681,142	$730,257
Intangible assets	$2,348	$2,712
Accumulated other comprehensive loss related to minimum pension liability	$58,499	$32,040
Accrued benefit cost	$(132,385)	$(119,745)
Additional minimum liability	$(60,847)	$(34,752)

Pension costs: The following assumptions were used to determine net pension costs.

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected return on asset assumption was determined based on the plan asset allocations, a review of historic capital market performance, historical plan performance and a forecast of expected future asset returns. The company lowered its expected return on asset assumption from 9.5% in 2002 to 8.75% in 2003 due to changes in the capital markets. The company reviews this long-term assumption on a periodic basis. The company also lowered its discount rate from 6.75% at the end of 2002, to 6.25% at the end of 2003, and to 5.75% at the end of 2004.

Benefit obligations and funded status: The accumulated benefit obligation for all of the company-sponsored retirement plans was $3.0 billion and $2.6 billion at the end of 2005 and 2004, respectively. On an Accumulated Benefit Obligation measurement basis, the Gannett Retirement Plan and the company’s plans in the U.K. were more than fully funded at the end of 2005. The Projected Benefit Obligation exceeds the fair value of plan assets for all of the company-sponsored principal retirement plans. The following assumptions were used to determine the year-end benefit obligation.

	2005	2004
Discount rate	5.50 -5.61%	5.75%
Rate of compensation increase	4.00%	4.00%

The following table presents information for those company retirement plans for which assets exceed accumulated benefits:

In thousands of dollars

	2005	2004
Accumulated benefit obligation	$2,631,926	$2,455,221
Fair value of plan assets	2,833,374	2,672,665

The accumulated benefit obligation for the company’s underfunded retirement plans exceeded plan assets by approximately $191 million and $154 million at Dec. 25, 2005 and Dec. 26, 2004, respectively.

The company did not contribute to the Gannett Retirement Plan in 2005; however, it contributed $50 million to the plan in February 2004. The company contributed $36 million to one of its collectively bargained plans in 2005. The company contributed approximately $10 million in 2005 and $37.2 million in 2004 to its U.K. retirement plan. At this time, the company does not plan to make any substantial contribution to the Gannett Retirement Plan or the U.K. retirement plan in 2006.

Employer contributions and gross benefits paid reflected in the above tables include approximately $5.8 million in 2005 and $5.1 million in 2004 paid from company assets.

Plan assets: The fair value of plan assets was approximately $3.0 billion and $2.7 billion at the end of 2005 and 2004, respectively. The expected long-term rate of return on these assets was 8.75% for 2005, 2004 and 2003. The asset allocation for company-sponsored pension plans at the end of 2005 and 2004, and target allocations for 2006, by asset category, are presented in the table below.

	Target Allocation 2006	Allocation of Plan Assets
		2005	2004
Equity securities	59%	63%	60%
Debt securities	30	30	32
Real estate	—	—	1
Other	11	7	7

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 9.2% for 2005, 9.5% for 2004 and 27.6% for 2003.

Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $75 million and $100 million at the end of 2005 and 2004, respectively. The plan received dividends of approximately $1.3 million on these shares in 2005.

Cash flows: The company contributed $36 million to one of its collectively bargained plans and approximately $10 million to its U.K. retirement plan in 2005. The company contributed $50 million to the Gannett Retirement Plan and approximately $37.2 million to its U.K. retirement plan in 2004. The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars

2006	$180,605
2007	190,277
2008	199,743
2009	212,013
2010	221,363
2011-2015	1,270,401

NOTE 8

Postretirement benefits other than pensions

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The company’s policy is to fund benefits as claims and premiums are paid. The company uses a December 31 measurement date for these plans.

Postretirement benefit cost for health care and life insurance for 2005, 2004 and 2003 included the following components:

In thousands of dollars

	2005	2004	2003
Service cost - benefits earned during the period	$2,612	$2,039	$3,132
Interest cost on net benefit obligation	14,859	15,561	19,756
Amortization of prior service credit	(10,818)	(12,461)	(11,839)
Amortization of actuarial loss	2,764	2,280	1,589

Net periodic postretirement benefit cost	$9,417	$7,419	$12,638

Curtailment gain	$(31,138)	$—	$(30,710)

In 2005 the company recognized a curtailment gain of $31.1 million in connection with the elimination of postretirement medical and life insurance benefits for employees under 50 years of age on Jan. 1, 2006. In 2003, the company recognized a curtailment gain of $30.7 million upon the elimination of such benefits for employees under 40 years of age on Jan. 1, 2004, and subsequent new hires.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which the company adopted in the third quarter of 2004. The provisions of the Act were adopted retroactively to the beginning of fiscal 2004, resulting in a $23.5 million reduction in the accumulated post retirement benefit obligation (APBO). This reduction in the APBO due to the Act is treated as an actuarial gain. The effect of applying FAS 106-2 reduced the company’s net periodic postretirement benefit cost by approximately $2.5 million for 2005 and 2004.

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars

	Dec. 25, 2005	Dec. 26, 2004
Change in benefit obligation
Net benefit obligation at beginning of year	$272,110	$280,896
Service cost	2,612	2,039
Interest cost	14,859	15,561
Plan participants’ contributions	7,100	5,692
Plan amendment	(51,591)	—
Actuarial (gain) loss	14,807	(2,953)
Gross benefits paid	(32,865)	(29,125)
Acquisitions	43,981	—
Curtailments	(3,207)	—
Net benefit obligation at end of year	$267,806	$272,110

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	25,765	23,433
Plan participants’ contributions	7,100	5,692
Gross benefits paid	(32,865)	(29,125)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$267,806	$272,110
Unrecognized net actuarial loss	(73,847)	(63,691)
Unrecognized prior service credit	123,832	114,197

Accrued postretirement benefit cost	$317,791	$322,616

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Health care cost trend on coverage – pre 65	11.00%	12.00%	10.00%
Health care cost trend on coverage – post 65	11.00%	12.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2009	2009	2008

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	2005	2004
Discount rate	5.57%	5.75%
Health care cost trend rate assumed for next year	10.00%	11.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2009

A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% increase in the health care cost trend rate used would result in increases of approximately $15 million in the 2005 postretirement benefit obligation and $1 million in the aggregate service and interest components of the 2005 expense. The effect of a 1% decrease in the health care cost trend rate used would result in decreases of approximately $13 million in the 2005 postretirement benefit obligation and $1 million in the aggregate service and interest components of the 2005 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars

	Benefit Payments	Subsidy Benefits
2006	$33,085	$2,395
2007	34,363	2,501
2008	35,181	2,581
2009	36,018	2,663
2010	37,084	2,760
2011-2015	193,188	14,645

The amounts above include the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 9

Income taxes

The provision for income taxes on income from continuing operations consists of the following:

In thousands of dollars

2005	Current	Deferred	Total
Federal	$466,688	$6,313	$473,001
State and other	71,930	873	72,803
Foreign	57,269	3,527	60,796

Total	$595,887	$10,713	$606,600

In thousands of dollars

2004	Current	Deferred	Total
Federal	$463,040	$51,277	$514,317
State and other	71,974	7,090	79,064
Foreign	51,206	20,213	71,419

Total	$586,220	$78,580	$664,800

In thousands of dollars

2003	Current	Deferred	Total
Federal	$447,224	$42,533	$489,757
State and other	69,374	5,880	75,254
Foreign	33,805	17,184	50,989

Total	$550,403	$65,597	$616,000

The components of earnings from continuing operations before income taxes consist of the following:

In thousands of dollars

	2005	2004	2003
Domestic	$1,457,458	$1,570,698	$1,500,067
Foreign	360,397	389,485	305,690

Total	$1,817,855	$1,960,183	$1,805,757

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.6	2.5	2.6
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(4.1)	(3.0)	(3.2)
Other, net	(0.1)	(0.6)	(0.3)

Effective tax rate	33.4%	33.9%	34.1%

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations.

Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $9 million for 2005, and $13 million for 2004 and 2003, covering U.S. federal and state income taxes and representing an effective rate of 38%. Also included in discontinued operations for 2005 is the $18.8 million gain recognized, which is net of tax, on the disposal of these properties. Taxes provided on the gain from the disposal totaled approximately $147 million, covering U.S. federal and state income taxes and represent an effective rate of 88.7%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes.

Deferred tax liabilities and assets were composed of the following at the end of 2005 and 2004:

In thousands of dollars

	Dec. 25, 2005	Dec. 26, 2004
Liabilities
Accelerated depreciation	$414,969	$422,475
Accelerated amortization of deductible intangibles	410,079	352,150
Pension	159,384	199,444
Other	90,779	80,656

Total deferred tax liabilities	1,075,211	1,054,725

Assets
Accrued compensation costs	(66,860)	(60,511)
Postretirement medical and life	(118,400)	(119,732)
Other	(57,289)	(52,533)

Total deferred tax assets	(242,549)	(232,776)

Net deferred tax liabilities	832,662	821,949

Plus current deferred tax assets reclassified	29,892	21,489

Remaining net deferred tax liabilities	$862,554	$843,438

The company’s legal and tax structure reflects both the number of acquisitions and dispositions that have occurred over the years as well as the multi-jurisdictional nature of the company’s businesses. Management performs a comprehensive review of its global tax provisions on an annual basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in “Income Taxes” in current liabilities.

NOTE 10

Capital stock, stock options, incentive plans

The company’s earnings per share (basic and diluted) for 2005, 2004 and 2003 are presented below:

In thousands, except per share amounts

	2005	2004	2003
Net income	$1,244,654	$1,317,186	$1,211,213

Weighted average number of common shares outstanding (basic)	244,958	264,714	269,559
Effect of dilutive securities
Stock options	1,264	2,873	2,312
Restricted stock	34	3	1

Weighted average number of common shares outstanding (diluted)	246,256	267,590	271,872

Earnings per share (basic)	$5.08	$4.98	$4.49
Earnings per share (diluted)	$5.05	$4.92	$4.46

The diluted earnings per share amounts exclude the effects of approximately 11.7 million stock options outstanding for 2005 and 5.2 million for 2004 and 2003, as their inclusion would be antidilutive.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. Under the program, the company had remaining authority to repurchase up to $291 million of the company’s common stock. On May 12, 2004, July 13, 2004 and Oct. 26, 2004, the company announced that its authority to repurchase shares was increased by $500 million, $1.0 billion and $500 million, respectively. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion. On April 14, 2005, the authorization was increased by $1 billion. During 2005, 17.6 million shares were purchased under the program for $1.3 billion.

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

Stock options may be granted as either non-qualified stock options or incentive stock options. The options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day the option is granted. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of stock options to any participant in any fiscal year to no more than 1,000,000 shares. The limit under the 1978 Plan was 350,000 shares. Under the 1978 Plan, options issued prior to 1996 had an eight-year exercise period. Options issued from 1996 through November 2004 have a ten-year exercise period, and options issued in December 2004 and thereafter have an 8 year exercise period. Options generally become exercisable at 25% per year after a one-year waiting period. On Dec. 23, 2004 and Oct. 26, 2005, however, the company amended certain option award agreements to accelerate vesting for which the exercise price was above the then-current market price. The options affected by acceleration of vesting were principally comprised of the entire grants made on Dec. 12, 2003, and Dec. 10, 2004.

A Stock Appreciation Right (SAR) is a right to receive an amount in any combination of cash or common stock equal in value to the excess of the fair market value of the shares covered by such SAR on the date of exercise over the aggregate exercise price of the SAR for such shares. SARs may be granted in tandem with related options or freestanding. The exercise price of a SAR is equal to the fair market value of a share of common stock on the date the SAR is granted. No more than 1,000,000 shares of common stock may be granted in the form of SARs to any participant in any fiscal year. No SARs have been granted as of Dec. 25, 2005.

Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. Under the 1978 Plan, such awards could be issued in the form of Stock Incentive Rights (SIR). These rights entitle an employee to receive one share of common stock at the end of a four-year incentive period conditioned on the employee’s continued employment with the company. The Plan continues to permit the issuance of such awards but also allows restrictions other than the incentive period. Additionally, under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year. Under the 1978 Plan there was no limit. No restricted stock awards in the form of an SIR were issued from July 2000 to December 2004, and all previously granted awards matured and were paid out in 2003.

During 2005, four members of the Board of Directors were awarded 6,123 shares of restricted stock in a form other than SIR as part of their compensation plans. During 2004, four members of the Board of Directors were awarded 5,395 shares of such restricted stock and during 2003, five members of the Board of Directors were awarded 6,992 shares of such restricted stock. These awards vest over three years and expense is recognized over the three-year vesting period based on the grant price of the restricted stock. All vested shares will be issued to the directors when they leave the board.

In 2004, as a part of a new compensation agreement, the Board of Directors awarded the Chairman restricted stock units related to the company’s common stock. Effective July 1, 2004, and for a 12-month period, the Chairman received a restricted stock unit award that vests with respect to 1,603 shares per month of Gannett’s common stock. If the Chairman remained in the company’s employ on July 1, 2005, which he did, he received an additional restricted stock unit award that will vest with respect to 1,603 shares of common stock per month for an additional 12-month period. Upon vesting, the value of the shares is contributed to the Chairman’s account under the Gannett Deferred Compensation Plan. Any portion of the restricted stock unit grants remaining unvested will be forfeited upon the Chairman’s termination for any reason. The awards are charged to expense as they vest. Also during 2003, a restricted stock unit grant of $150,000 was awarded to the company’s Chairman, which was deferred under the Deferred Compensation Plan and converted into 1,913 shares of company common stock. The award was charged to expense when granted.

In December 2005, the Board of Directors awarded 3,085,350 stock options and 247,250 SIRs. The stock options have an exercise price of $60.29. Other stock options and 12,500 SIRs were awarded earlier in 2005, including 225,000 options in July granted to the newly named President and Chief Executive Officer at the then-current market price of $71.94. The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on fair market value of the company’s common stock or other criteria established by the Executive Compensation Committee and the achievement of performance goals. The maximum aggregate grant of performance shares that may be awarded to any participant in any fiscal year shall not exceed 500,000 shares of common stock. The maximum aggregate amount of performance units or cash-based awards that may be awarded to any participant in any fiscal year shall not exceed $10,000,000.

In the event of a change in control as defined in the Plan, (1) all outstanding options and SARs will become immediately exercisable in full; (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse; and (3) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid on a prorated basis as specified in the Plan. The Plan does not provide for the grant of option surrender rights in tandem with stock options, as was the case under the 1978 Plan, and has eliminated the requirement under the 1978 Plan that awards that were accelerated as a result of a change in control could only be exercised during certain window periods.

A summary of the status of the company’s stock option awards as of Dec. 25, 2005, Dec. 26, 2004, and Dec. 28, 2003, and changes thereto during the years then ended is presented below:

2005 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	27,228,565	$72.88
Granted	3,651,009	62.28
Exercised	(1,208,751)	60.01
Canceled	(757,310)	79.04
Outstanding at end of year	28,913,513	71.91
Options exercisable at year end	24,006,749	73.41

Weighted average fair value of Options granted during the year	$11.66

2004 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	24,213,062	$70.34
Granted	5,147,813	81.08
Exercised	(1,778,164)	61.93
Canceled	(354,146)	73.96
Outstanding at end of year	27,228,565	72.88
Options exercisable at year end	18,224,406	71.26

Weighted average fair value of Options granted during the year	$15.18

2003 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	23,841,229	$63.53
Granted	5,413,986	86.76
Exercised	(4,363,284)	53.95
Canceled	(678,869)	67.28
Outstanding at end of year	24,213,062	70.34
Options exercisable at year end	10,968,269	64.21

Weighted average fair value of Options granted during the year	$21.73

Further information about stock options outstanding at Dec. 25, 2005, follows:

Range of exercise prices	Number outstanding at 12/25/05	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number exercisable at 12/25/05	Weighted average exercise price
$32.00-39.99	377,590	1.0	$37.38	377,590	$37.38
$40.00-49.99	13,400	1.0	$45.86	13,400	$45.86
$50.00-59.99	2,958,222	4.3	$55.78	2,958,222	$55.78
$60.00-69.99	8,690,297	6.3	$65.41	5,523,197	$68.24
$70.00-79.99	7,082,917	6.2	$71.61	5,501,388	$71.77
$80.00-89.99	9,791,087	7.5	$84.14	9,632,952	$84.18

	28,913,513	6.4	$71.91	24,006,749	$73.41

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

For the period during which the company funded the match with company stock, the company followed the shares allocated method in accounting for its ESOP. Under that method, the costs of shares allocated to match employees’ contributions or to replace dividends that are used for debt service are accounted for as compensation expense. The cost of unallocated shares is reported as deferred compensation in the financial statements. The company, at its option, may repurchase shares from employees who leave the Plan. The shares are purchased at fair market value, and the difference between the original cost of the shares and fair market value is expensed at the time of purchase. The company has not repurchased any shares since June 2003 and currently has no plans to do so in the future. All of the shares initially purchased by the ESOP are considered outstanding for earnings per share calculations. Dividends on allocated and unallocated shares are recorded as reductions of retained earnings. Compensation expense for the 401(k) match and repurchased shares was $31 million in 2005, $29 million in 2004 and $17.3 million in 2003.

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

Other comprehensive income

The elements of the company’s Other Comprehensive Income consisted of the following items (net of tax): Minimum pension liability – a negative $35.8 million at Dec. 25, 2005, and $38.1 million at Dec. 26, 2004; and foreign currency translation gains – a positive $285 million at Dec. 25, 2005, and $629.6 million at Dec. 26, 2004.

NOTE 11

Commitments, contingent liabilities and other matters

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

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate-related, are as follows:

In thousands of dollars

2006	$50,697
2007	45,075
2008	39,066
2009	35,245
2010	29,718
Later years	123,461

Total	$323,262

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $4 million. Total rental costs reflected in continuing operations were $66 million in 2005, $59 million in 2004 and $57 million in 2003.

Program broadcast contracts: The company has commitments under program broadcast contracts totaling $130 million for programs to be available for telecasting in the future.

Self insurance: The company is self insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a deductible). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $167 million at the end of 2005 and $121 million at the end of 2004.

Other matters: In December 1990, the company adopted a Transitional Compensation Plan (the Plan). The Plan provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the Plan include a severance payment of up to three years’ compensation and continued life and medical insurance coverage.

In connection with the acquisition of Clipper Magazine, Inc., the company is contingently liable to pay additional cash consideration of up to $41 million, based on operating performance metrics achieved by Clipper. The additional consideration would be payable beginning in 2006 and continue through 2009.

In connection with the purchase of 92% of the stock of PointRoll in 2005, the company is contingently liable to purchase the remaining shares depending upon certain performance metrics achieved by PointRoll through 2007.

NOTE 12

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, and broadcasting.

The newspaper segment at the end of 2005 consisted of 91 U.S. daily newspapers in 36 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; and USA WEEKEND, a magazine supplement for newspapers. The newspaper segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of more than 300 titles that includes 17 paid-for daily newspapers, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper segment in the U.S. also includes nearly 1,000 non-daily publications, a nationwide network of offset presses for commercial printing, newspaper-related online businesses and several smaller businesses.

As discussed in Note 1, the company accounts for results from its 50% owned joint operating agency in Tucson on the equity method of accounting (as a net amount in other operating revenue for the newspaper segment). The company’s operating results from the Detroit joint operating agency were similarly accounted for under the equity method through July 31, 2005. As discussed more fully in Note 2 to the financial statements, on July 31, 2005, the company acquired a controlling interest in that operation and therefore results from Detroit newspaper operations have since been fully consolidated in its financial statements along with a minority interest charge for its partner’s interest. The newspaper segment also reflects the company’s minority interest in the operating results of a newspaper publishing partnership and a newsprint production partnership.

The broadcasting segment’s activities for 2005 include the operation of 21 U.S. television stations reaching 17.9% of U.S. television homes and Captivate Network, Inc.

The company’s foreign revenues in 2005, 2004 and 2003 totaled approximately $1.15 billion, $1.2 billion and $983 million, respectively, principally from publications distributed in the United Kingdom. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $3.3 billion, $3.6 billion, and $3.3 billion at Dec. 25, 2005, Dec. 26, 2004, and Dec. 28, 2003, respectively.

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

In thousands of dollars

Business segment financial information

	2005	2004	2003
Operating revenues
Newspaper publishing	$6,862,487	$6,462,119	$5,896,150
Broadcasting	736,452	821,543	719,884

	$7,598,939	$7,283,662	$6,616,034

Operating income
Newspaper publishing (3)	$1,805,221	$1,778,611	$1,678,607
Broadcasting	310,935	400,743	330,054
Corporate (1)	(68,085)	(66,878)	(62,199)

.	$2,048,071	$2,112,476	$1,946,462

Depreciation and amortization
Newspaper publishing	$227,052	$196,221	$186,858
Broadcasting	31,081	29,341	26,394
Corporate (1)	16,233	15,572	15,333

.	$274,366	$241,134	$228,585

Operating cash flow (2)
Newspaper publishing	$2,032,273	$1,974,832	$1,865,465
Broadcasting	342,016	430,084	356,448
Corporate (1)	(51,852)	(51,306)	(46,866)

	$2,322,437	$2,353,610	$2,175,047

Identifiable assets
Newspaper publishing	$12,761,112	$12,722,906	$12,136,877
Broadcasting	2,040,277	2,037,085	1,990,214
Corporate (1)	942,007	660,749	579,148

	$15,743,396	$15,420,740	$14,706,239

Capital expenditures (4)
Newspaper publishing	$226,040	$254,427	$256,670
Broadcasting	31,206	18,934	15,886
Corporate (1)	4,851	4,846	5,698

	$262,097	$278,207	$278,254

(1)	Corporate amounts represent those not directly related to the company’s two business segments.
(2)	Operating cash flow amounts represent operating income plus depreciation and amortization of intangible assets.
(3)	Includes amounts from certain newspaper equity investees.
(4)	Excludes capital expenditures made for discontinued operations totaling $540 for 2005, $1,583 for 2004 and $3,010 for 2003.

The following is a reconciliation of operating cash flow amounts to operating income:

In thousands of dollars

	2005	2004	2003
Newspaper publishing
Operating cash flow	$2,032,273	$1,974,832	$1,865,465
Less:
Depreciation	(204,830)	(185,062)	(178,587)
Amortization	(22,222)	(11,159)	(8,271)

Operating income	$1,805,221	$1,778,611	$1,678,607

Broadcasting
Operating cash flow	$342,016	$430,084	$356,448
Less:
Depreciation	(30,067)	(28,866)	(26,394)
Amortization	(1,014)	(475)	—

Operating income	$310,935	$400,743	$330,054

Corporate (1)
Operating cash flow	$(51,852)	$(51,306)	$(46,866)
Less:
Depreciation	(16,233)	(15,572)	(15,333)
Amortization	—	—	—

Operating income	$(68,085)	$(66,878)	$(62,199)

All segments
Operating cash flow	$2,322,437	$2,353,610	$2,175,047
Less:
Depreciation	(251,130)	(229,500)	(220,314)
Amortization	(23,236)	(11,634)	(8,271)

Operating income	$2,048,071	$2,112,476	$1,946,462

SELECTED FINANCIAL DATA

(See notes a and b on page 58)

In thousands of dollars, except per share amounts

	2005	2004	2003	2002	2001
Net operating revenues
Newspaper advertising	$5,161,208	$4,835,335	$4,322,951	$4,051,361	$4,045,345
Newspaper circulation	1,264,031	1,218,486	1,192,873	1,161,778	1,168,157
Broadcasting	736,452	821,543	719,884	771,303	662,652
All other	437,248	408,298	380,326	345,547	328,065

Total	7,598,939	7,283,662	6,616,034	6,329,989	6,204,219

Operating expenses
Costs and expenses	5,276,502	4,930,052	4,440,987	4,219,308	4,209,981
Depreciation	251,130	229,500	220,314	212,220	199,515
Amortization of intangible assets	23,236	11,634	8,271	7,327	241,321

Total	5,550,868	5,171,186	4,669,572	4,438,855	4,650,817

Operating income	2,048,071	2,112,476	1,946,462	1,891,134	1,553,402
Non-operating (expense) income
Interest expense	(210,625)	(140,647)	(139,271)	(146,359)	(221,854)
Other	(19,591)	(11,646)	(1,434)	(15,422)	2,616 (1)

Income before income taxes	1,817,855	1,960,183	1,805,757	1,729,353	1,334,164

Provision for income taxes	606,600	664,800	616,000	591,000	525,600

Income from continuing operations	$1,211,255	$1,295,383	$1,189,757	$1,138,353	$808,564

Income from continuing operations:
per basic/diluted share	$4.94/$4.92	$4.89/$4.84	$4.41/$4.38	$4.27/$4.23	$3.05/$3.03

Comparable Basis Reporting (1)
Income from continuing operations, as reported	$1,211,255	$1,295,383	$1,189,757	$1,138,353	$808,564

Adjustment for SFAS No. 142:
add back goodwill amortization, net of tax	—	—	—	—	215,688

Adjusted income from continuing operations	$1,211,255	$1,295,383	$1,189,757	$1,138,353	$1,024,252

Adjusted income from continuing operations:
per basic/diluted share (1)	$4.94/$4.92	$4.89/$4.84	$4.41/$4.38	$4.27/$4.23	$3.87/$3.84

Other selected financial data
Dividends declared per share	$1.12	$1.04	$.98	$.94	$.90
Weighted average number of common shares outstanding in thousands:
basic	244,958	264,714	269,559	266,885	264,821
diluted	246,256	267,590	271,872	269,286	266,833
Financial position
Long-term debt, excluding current maturities .	$5,438,273	$4,607,743	$3,834,511	$4,547,265	$5,080,025
Shareholders’ equity	$7,570,562	$8,164,002	$8,422,981	$6,911,795	$5,735,922
Total assets	$15,743,396	$15,420,740	$14,706,239	$13,733,014	$13,096,101
Return on equity (2)	15.6%	15.9%	15.8%	18.3%	19.3%
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	1.0%	10.9%	3.3%	40.0%	(14.1%)
diluted	1.7%	10.5%	3.5%	39.6%	(13.9%)
Comparable basis earnings from continuing operations, after tax, per share (1):
basic	1.0%	10.9%	3.3%	10.3%	(6.7%)
diluted	1.7%	10.5%	3.5%	10.2%	(6.8%)
Dividends declared per share	7.7%	6.1%	4.3%	4.4%	4.7%
Credit ratios
Long-term debt, excluding current maturities to shareholders’ equity	71.8%	56.4%	45.5%	65.8%	88.6%
Times interest expense earned	9.7X	15.0X	14.0X	12.9X	7.0X

(1)	As if Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which eliminated the amortization of goodwill and indefinite-lived intangible assets, had been adopted for all periods presented – see Note 3 on page 45.
(2)	Calculated using income from continuing operations plus earnings from discontinued operations (but excluding the gain in 2005 on the disposal of discontinued operations).

NOTES TO SELECTED FINANCIAL DATA

(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries which are listed on page 59.

Note 2 of the consolidated financial statements on pages 44-45 contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 2001-2005

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its significant acquisitions since the beginning of 2001 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.

Acquisitions 2001-2005

Year acquired	Name	Location	Publication times or business

2001	The Bulletin Board	Montgomery, Ala.	Weekly newspaper

	The Dimbleby Newspapers	London, U.K.	Weekly newspapers

2002	Action Advertising	Fond du Lac, Wis.	Commercial printing business

2003	Texas-New Mexico Newspapers Partnership InfiNet	Texas, New Mexico Norfolk, Va.	Daily newspapers Internet publishing and information service

	SMG Publishing	United Kingdom	Daily newspapers, magazines and other related businesses
	Cuarto Poder Publicaciones, LLC; Ashland Publishing, LLC; Ashland	Phoenix, Ariz.	Weekly newspapers and direct marketing company
Printing and Mailing, LLC and AZ Mail
	Clipper Magazine, Inc.	Lancaster, Pa.	Direct-mail advertising magazine company, advertising agency, e-mail customer retention service and Web site

2004	NurseWeek	Sunnyvale, Calif.	Magazines focused on nursing industry, Web site and other related businesses

	The Daily News Journal	Murfreesboro, Tenn.	Daily newspaper
	The Williamson County Review Appeal	Franklin, Tenn.	Daily newspaper converted to a weekly newspaper

	Captivate Network, Inc.	Westford, Mass.	News and entertainment network
	Green Bay News Chronicle	Green Bay, Wis.	Daily newspaper and several weekly newspapers

2005	Hometown Communications, Inc.	Livingston County, Mich. Lansing, Mich. Cincinnati, Ohio Suburban Detroit	Daily and weekly newspapers, telephone directories and niche publications

	PointRoll, Inc.	Conshohocken, Pa.	Rich media marketing services for online businesses/advertisers

	Mint Magazine, Inc.	Jacksonville, Fla.	Direct-mail advertising magazine company

	The Tallahassee Democrat (4)	Tallahassee, Fla.	Daily newspaper

	Exchange & Mart and Auto Exchange	U.K.	Weekly classified advertising magazine and motoring classified Web site; free pick-up publication

Dispositions 2001-2005

Year disposed	Name	Location	Publication times or business

2001	The Marietta Times (1)	Marietta, Ohio	Daily newspaper

	The Reporter	Lansdale, Pa.	Daily newspaper

2002	Vincennes Sun-Commercial (1)	Vincennes, Ind.	Daily newspaper

2003	El Paso Times (2)	El Paso, Texas	Daily newspaper

2004	The Times (3)	Gainesville, Georgia	Daily newspaper

2005	The Bellingham Herald (4)	Bellingham, Wash.	Daily newspaper

	The Idaho Statesman (4)	Boise, Idaho	Daily newspaper

	The Olympian (4)	Olympia, Wash.	Daily newspaper

	Public Opinion (5)	Chambersburg, Pa.	Daily newspaper

Texas-New Mexico

	Newspapers Partnership (5)	Texas, New Mexico	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.
(2)	Contributed for a 66.2% equity interest in the Texas-New Mexico Newspapers Partnership.
(3)	Exchanged for The Daily News Journal in Murfreesboro, Tenn., and several other nondaily publications (including The Williamson County Review Appeal in Franklin, Tenn.)
(4)	Exchanged for The Tallahassee Democrat in Tallahassee, Fla., plus cash consideration.
(5)	On Dec. 25, 2005, the company contributed the Public Opinion to the Texas-New Mexico Newspapers Partnership at which time the partnership was expanded. At the time of the expansion, the company’s interest in the partnership was reduced from 66.6% to 40.6%.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 25, 2005	1st Quarter(2)	2nd Quarter(2)	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,198,692	$1,293,992	$1,274,323	$1,394,201	$5,161,208
Newspaper circulation	308,978	310,061	316,242	328,750	1,264,031
Broadcasting	164,557	197,888	166,358	207,649	736,452
All other	96,223	108,691	107,980	124,354	437,248

Total	1,768,450	1,910,632	1,864,903	2,054,954	7,598,939

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	962,722	989,008	1,020,307	1,089,209	4,061,246
Selling, general and administrative expenses, exclusive of depreciation	294,141	297,913	303,651	319,551	1,215,256
Depreciation	60,222	69,379	60,954	60,575	251,130
Amortization of intangible assets .	3,805	4,696	6,783	7,952	23,236

Total	1,320,890	1,360,996	1,391,695	1,477,287	5,550,868

Operating income	447,560	549,636	473,208	577,667	2,048,071

Non-operating (expense) income
Interest expense	(44,938)	(48,424)	(54,993)	(62,270)	(210,625)
Other	(10,919)	(3,040)	(5,700)	68	(19,591)

Total	(55,857)	(51,464)	(60,693)	(62,202)	(230,216)

Income before income taxes	391,703	498,172	412,515	515,465	1,817,855
Provision for income taxes	130,900	165,600	137,900	172,200	606,600

Income from continuing operations	260,803	332,572	274,615	343,265	1,211,255

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,934	6,071	3,639	—	14,644
Gain on disposal of newspaper businesses, net of tax	—	—	18,755	—	18,755

Net Income	265,737	338,643	297,009	343,265	1,244,654

Earnings from continuing operations per share - basic (1)	$1.03	$1.35	$1.13	$1.44	$4.94

Earnings from discontinued operations
Discontinued operations per share - basic (1)	.02	.02	.01	—	.06
Gain on disposal of newspaper businesses per share - basic	—	—	.08	—	.08

Net income per share - basic	$1.05	$1.37	$1.22	$1.44	$5.08

Earnings from continuing operations per share - diluted (1)	$1.03	$1.34	$1.13	$1.44	$4.92

Earnings from discontinued operations
Discontinued operations per share - diluted (1)	.02	.02	.01	—	.06
Gain on disposal of newspaper businesses per share - diluted	—	—	.08	—	.08

Net income per share - diluted (1)	$1.05	$1.37	$1.22	$1.44	$5.05

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.
(2)	Certain amounts differ from amounts previously reported on Form 10Q due to the reclassification of discontinued operations (see further information on page 44).

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 26, 2004 (2)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,138,359	$1,233,357	$1,184,820	$1,278,799	$4,835,335
Newspaper circulation	307,445	301,713	299,764	309,564	1,218,486
Broadcasting	169,458	212,520	206,170	233,395	821,543
All other	91,660	101,015	100,868	114,755	408,298

Total	1,706,922	1,848,605	1,791,622	1,936,513	7,283,662

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	928,487	935,435	941,178	971,523	3,776,623
Selling, general and administrative expenses, exclusive of depreciation	279,354	284,641	287,008	302,426	1,153,429
Depreciation	58,216	58,368	56,951	55,965	229,500
Amortization of intangible assets	2,383	2,955	2,972	3,324	11,634

Total	1,268,440	1,281,399	1,288,109	1,333,238	5,171,186

Operating income	438,482	567,206	503,513	603,275	2,112,476

Non-operating (expense) income
Interest expense	(31,791)	(32,042)	(35,771)	(41,043)	(140,647)
Other	2,850	(7,007)	(6,496)	(993)	(11,646)

Total	(28,941)	(39,049)	(42,267)	(42,036)	(152,293)

Income before income taxes	409,541	528,157	461,246	561,239	1,960,183
Provision for income taxes	139,700	179,400	156,400	189,300	664,800

Income from continuing operations	269,841	348,757	304,846	371,939	1,295,383

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,567	5,675	5,363	6,198	21,803
Gain on disposal of newspaper businesses, net of tax	—	—	—	—	—

Net Income	274,408	354,432	310,209	378,137	1,317,186

Earnings from continuing operations per share - basic (1)	$0.99	$1.29	$1.17	$1.46	$4.89

Earnings from discontinued operations
Discontinued operations per share - basic	.02	.02	.02	.02	.08
Gain on disposal of newspaper businesses per share - basic	—	—	—	—	—

Net income per share - basic (1)	$1.01	$1.31	$1.19	$1.48	$4.98

Earnings from continuing operations per share - diluted (1)	$0.98	$1.27	$1.16	$1.44	$4.84

Earnings from discontinued operations
Discontinued operations per share - diluted	.02	.02	.02	.02	.08
Gain on disposal of newspaper businesses per share - diluted	—	—	—	—	—

Net income per share - diluted (1)	$1.00	$1.30	$1.18	$1.47	$4.92

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year
(2)	See comment on page 60.

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars
Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (2)	Deductions from reserves (1)	Balance at end of period
Fiscal year ended Dec. 25, 2005	$44,413	$19,368	$1,974	$(25,718)	$40,037
Fiscal year ended Dec. 26, 2004	$41,530	$20,323	$2,612	$(20,052)	$44,413
Fiscal year ended Dec. 28, 2003	$36,610	$17,893	$7,558	$(20,531)	$41,530

(1)	Consists of write-offs, net of recoveries in each year.
(2)	Also includes foreign currency translation adjustments in each year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 25, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of Dec. 25, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gannett Co., Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gannett Co., Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gannett maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Gannett Co., Inc. and our report dated February 20, 2006 expressed an unqualified opinion thereon.

McLean, Virginia

February 20, 2006

ITEM 9B. OTHER EVENTS

Long-term Incentive Program

On Feb. 20, 2006, the Executive Compensation Committee of the company’s Board of Directors approved a new three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the Committee desires to motivate the company’s key executives to drive success in new businesses while continuing to achieve success in our core businesses. A complete description of the LTIP will be provided in the company’s definitive proxy statement for the 2006 annual meeting of shareholders and incorporated by reference into this Form 10-K. Also on that date, the Executive Compensation Committee of the Board of Directors adopted a form of award agreement setting forth the terms and conditions of LTIP awards made to the program’s participants, which are expected to include approximately 25 of the Company’s senior executives, a copy of which agreement is filed as an exhibit to this Form 10-K. The LTIP and the award agreement are made pursuant to the company’s shareholder-approved 2001 Omnibus Incentive Compensation Plan.

Bylaw Amendment

On Feb. 21, 2006, the company’s Board of Directors amended Article II, Section 6 of the company’s bylaws to change the vote standard for the election of directors from a plurality to a majority of the votes cast in uncontested elections. A majority of the votes cast means that the number of shares voted “for” a director must exceed 50% of the votes cast with respect to that director. In contested elections where the number of nominees exceeds the number of directors to be elected, the vote standard will continue to be a plurality of votes cast. In addition, if a nominee who already serves as a director is not elected, the director shall offer to tender his or her resignation to the Board of Directors. The Nominating and Public Responsibility Committee will make a recommendation to the Board on whether to accept or reject the resignation, or whether other action should be taken. The Board will act on the Committee’s recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date of the certification of the election results. The director who tenders his or her resignation will not participate in the Board’s decision. The amended bylaws are attached as Exhibit 3.2 to this Form 10-K.

Director Not Standing for Re-election

On Feb. 21, 2006, director Solomon D. Trujillo informed the company’s Board of Directors and senior management that he has decided not to stand for re-election to a new three-year term of board service.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.

Thomas L. Chapple

Senior Vice President, Chief Administrative Officer and General Counsel (2003-present). Formerly: Senior Vice President, General Counsel and Secretary (1995-2003). Age 58.

Sue Clark-Johnson

President, Newspaper Division (October 2005-present). Formerly: Chairman and CEO, Phoenix Newspapers, Inc., senior group president, Pacific Newspaper Group, and publisher and CEO, The Arizona Republic (2000-2005). Age 59.

Paul Davidson

Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003); Group Managing Director (1995-2001). Age 51. U.K. citizen.

Craig A. Dubow

President and Chief Executive Officer (July 2005-present). Formerly: President and CEO, Gannett Broadcasting (2001-2005); President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 51.

Daniel S. Ehrman, Jr.

Vice President, Planning & Development (1997-present). Age 59.

George R. Gavagan

Vice President and Controller (1997-present). Age 59.

Gracia C. Martore

Senior Vice President and Chief Financial Officer (2003-present). Formerly: Senior Vice President, Finance and Treasurer (2001-2002); Treasurer and Vice President, Investor Relations (1998-2001). Age 54.

Douglas H. McCorkindale

Chairman (2005-present). Formerly: Chairman, President and Chief Executive Officer (2001-2005); President, Chief Executive Officer and Vice Chairman (2000-2001). Age 66.

Craig A. Moon

President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002-2003); Group President, South Newspaper Group and President and Publisher, The Tennessean (1999-2002); President and Publisher, The Tennessean (1989-2002). Age 56.

Roger L. Ogden

President and CEO, Gannett Broadcasting (July 2005-present). Formerly: Senior vice president, Gannett Broadcasting, and president and general manager, KUSA-TV, Denver, Colo. (1999-2005). Age 60.

John A. Williams

President, Gannett Digital (January 2006-present). Formerly: Senior vice president, diversified business and development, Newspaper Division (2003-2005); Vice president, business development, Newspaper Division (1995-2003). Age 55.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

As listed in the Index to Financial Statements and Supplementary Data on page 34.

(2) Financial Statement Schedules.

As listed in the Index to Financial Statements and Supplementary Data on page 34.

Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Pro Forma Financial Information.

Not Applicable.

(4) Exhibits.

See Exhibit Index on pages 68-71 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 24, 2006	GANNETT CO., INC. (Registrant)

By:
Gracia C. Martore,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 24, 2006
Craig A. Dubow,
President and Chief Executive Officer

Dated: February 24, 2006
Gracia C. Martore,
Senior Vice President and Chief Financial Officer

Dated: February 24, 2006
George R. Gavagan,
Vice President and Controller

Dated: February 24, 2006
Douglas H. McCorkindale,
Director, Chairman

Dated: February 24, 2006
Louis D. Boccardi, Director

Dated: February 24, 2006
Craig A. Dubow, Director

Dated: February 24, 2006
James A. Johnson, Director

Dated: February 24, 2006
Marjorie Magner, Director

Dated: February 24, 2006
Duncan M. McFarland, Director

Dated: February 24, 2006
Stephen P. Munn, Director

Dated: February 24, 2006
Donna E. Shalala, Director

Dated: February 24, 2006
Solomon D. Trujillo, Director

Dated: February 24, 2006
Karen Hastie Williams, Director

This page is intentionally left blank.

This page is intentionally left blank.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Attached.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983 between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986 among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-6-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-7	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-8	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002, among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclays Bank PLC, as Documentation Agent (the “2002 Credit Agreement”).	Incorporated by reference to Exhibit 10.11 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

10-1-1	First Amendment, dated as of February 28, 2003 and effective as of March 17, 2003 to the Competitive Advance and Revolving Credit Agreement dated as of March 11, 2002 among Gannett Co., Inc., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank and Bank One NA, as Co-Syndication Agents, and Barclay Bank PLC, as Documentation Agent.	Incorporated by reference to Exhibit 4-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-2	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333- 04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-3	Description of supplemental insurance benefits.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-4	Gannett Supplemental Retirement Plan Restatement dated February 1, 2003.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2003.

10-5	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through April 7, 2004).*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-6	Gannett Co., Inc. Transitional Compensation Plan.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001. Amendment dated December 3, 2002 incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-7	Employment Agreement dated July 21, 2003 between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2003.

10-7-1	Amendment to Employment Agreement dated as of June 30, 2005 between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 25, 2005.

10-8	Omnibus Incentive Compensation Plan, as amended.*	Attached.

10-8-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-2	Form of Restricted Stock Unit Award Agreement for Chief Executive Officer.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-3	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-4	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-5	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-7	Form of Executive Officer Stock Option Award Agreement Under Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-8-8	Form of Strategic Long-term Incentive Plan Performance Award Agreement.*	Attached.

10-9	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Incorporated by reference to Exhibit 10-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-10	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-11	Service Agreement, dated as of July 23, 2001, by and between Newsquest Media Group Limited and Paul Davidson.*	Incorporated by reference to Exhibit 10-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2003.

10-12	Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, and Bank One, N.A., as Administrative Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004 Form 10-Q.

10-13	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004 and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-14	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004 and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-15	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002 and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004 and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-16	Summary of Non-Employee Director Compensation,	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-17	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Thomas L. Chapple.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-18	Employment Agreement dated July 15, 2005 between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 25, 2005.

10-19	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-21 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-20	Employment Agreement dated February 25, 2005 between Gannett Co., Inc. and Craig A. Moon.*	Incorporated by reference to Exhibit 10-22 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

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

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2005 Form 10-K.

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

COMPARABLE BASIS - The company’s operating results stated as if Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” had been adopted at the beginning of 1999. See further discussion of accounting change in Note 3 on page 45.

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

DISCONTINUED OPERATIONS - A term which refers to businesses which have been sold or disposed of by the company. To achieve comparability in financial reporting for all remaining operations, the results from discontinued operations are reclassified from the normal operating section of the Statements of Income and presented in a separate section entitled “Discontinued Operations”.

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

EQUITY EARNINGS FROM INVESTMENTS - For those investments which are 50% or less owned by the company, an income or loss entry is recorded in the Statements of Income representing the company’s ownership share of the operating results of the investee company.

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

STOCK-BASED COMPENSATION - The payment to employees for services received with equity instruments such as stock options and restricted stock.

STOCK OPTION - An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.