Form 10-Q
period 2006-03-26
GANNETT CO INC /DE/
filed 2006-05-04
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 24, 2006, was 237,816,484.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Unless stated otherwise, as in the section titled “Discontinued Operations”, all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations. Therefore, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald which were disposed of in an asset exchange during the third quarter of 2005, are excluded from first quarter 2005 results.

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

As a result of the change in the company’s ownership of the Detroit newspaper operations, which required a change in accounting from the equity method to full consolidation, significant variances in reported revenues and expenses for the first quarter of 2006 compared with 2005 have resulted.

On December 25, 2005, the company completed the expansion and reorganization, with MediaNews Group, of the Texas-New Mexico Newspapers Partnership. The company’s ownership interest in the partnership was reduced and MediaNews Group became the managing partner. Results for the Texas-New Mexico Partnership henceforth are no longer consolidated in the company’s financial statements. The company’s 40.6% interest in the partnership results is now included in other operating revenues. This change in ownership and the attendant change in accounting also affect revenue and expense comparisons on an as reported basis.

In the Newspaper Results section of this report which follows, certain pro forma basis amounts are discussed to provide for better comparability of our first quarter 2006 and 2005 results in light of, among other things, the impact of the Detroit and Texas-New Mexico Newspaper transactions on our “as reported results”.

The company also began reporting stock compensation expense in the first quarter of 2006 as required by Statement of Financial Accounting Standards No. 123(R). This non-cash expense totaled $11.2 million ($7.0 million after tax or $0.03 per share) in the quarter. Refer to Note 3 “Stock-based Compensation” beginning on page 12 for further information concerning this matter.

Earnings from continuing operations per diluted share were $0.99 for the first quarter of 2006 compared with $1.03 for the first quarter of 2005. Net income per diluted share, on a generally accepted accounting principles (“GAAP”) basis, was $0.99 for the first quarter of 2006 compared to $1.05 for the comparable period in 2005. Earnings from operations of the discontinued businesses per diluted share were $0.02 for the first quarter of 2005.

Operating revenues rose 6.5% to $1.88 billion in the first quarter reflecting the full consolidation of Detroit newspaper operations beginning on August 1, 2005 and the de-consolidation of Texas-New Mexico Partnership operations effective December 26, 2005. If Gannett had owned the same properties on the same basis for the first quarter in 2005 as in 2006, revenues from continuing operations would have been 0.5% lower in the first quarter of 2006.

Operating income decreased from $447.6 million for the first quarter of 2005 to $419.3 million for the first quarter of 2006. Income from continuing operations was $235.3 million for the first quarter of 2006 compared to $260.8 million for the same period last year. Higher newsprint, interest and stock compensation expense along with a lower UK exchange rate, tempered the company’s results for the first quarter of 2006.

Newspaper Results

Acquisitions and other transactions affecting newspaper comparisons include the Tallahassee Democrat acquired August 29, 2005, the reorganization and full consolidation of the Detroit newspapers since August, 1, 2005,

Mint Magazine acquired in July 2005, PointRoll, Inc., acquired in June 2005, Hometown Communications Network, Inc., acquired in late March 2005 and the expansion and reorganization of the Texas-New Mexico Partnership on December 25, 2005. (Refer to Note 4 “Acquisitions and investments” on page 16 for further information concerning these matters.) Reported newspaper publishing revenues increased $96.1 million or 6.0% for the first quarter of 2006, as compared to the first quarter of 2005 primarily due to the Detroit newspaper transaction. Assuming the company had owned the same properties on the same basis in the first quarter of 2005 as in 2006, newspaper publishing revenues would have decreased 1.6%. Domestic advertising revenues, including online revenues, increased 1.5% on a pro forma basis. Lower ad demand in the UK as well as a decline in the average UK exchange rate tempered the positive effect of U.S. advertising gains. The average exchange rate used to translate UK newspaper results was 1.75 for 2006 and 1.89 for 2005, a decrease of 7%.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 19%, respectively, of total newspaper revenues for both the first quarter 2006 and 2005. Ad revenues include amounts derived from advertising placed with newspaper Internet products. Other publishing revenues are mainly from commercial printing businesses, earnings from the company’s 50% owned joint operating agency in Tucson and Detroit (for the first quarter of 2005), revenue from PointRoll and earnings from its 19.49% equity interest in the California Newspapers Partnership and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership (for the first quarter of 2006). The table below presents these components of reported revenues for the first quarter of 2006 and 2005.

Newspaper publishing revenues, in thousands of dollars

First Quarter	2006	2005	% Change
Newspaper advertising	$1,266,891	$1,198,692	6
Newspaper circulation	324,050	308,978	5
Commercial printing and other	109,025	96,223	13

Total	$1,699,966	$1,603,893	6

The table below presents the components of reported newspaper advertising revenues for the first quarter of 2006 and 2005.

Advertising revenues, in thousands of dollars

First Quarter	2006	2005	% Change
Local	$523,882	$493,790	6
National	202,344	189,841	7
Classified	540,665	515,061	5

Total ad revenue	$1,266,891	$1,198,692	6

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the first quarter of 2006 were owned on the same basis for the first quarter of 2005. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

In the pro forma presentations below, the Detroit newspaper operations are fully consolidated in all periods presented. Previously consolidated advertising, circulation and other revenues from the Texas-New Mexico Partnership have been removed in this presentation, as the company’s 40.6% interest in this Partnership’s operating results are now reflected as a one-line entry to “Other Revenue” in the Statements of Income.

Advertising revenues, in thousands of dollars (pro forma)

First Quarter	2006	2005	% Change
Local	$523,882	$533,235	(2)
National	202,344	205,844	(2)
Classified	540,665	551,147	(2)

Total ad revenue	$1,266,891	$1,290,226	(2)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter	2006	2005	% Change
Local	8,093	8,299	(2)
National	960	1,015	(5)
Classified	13,355	13,613	(2)

Total Run-of-Press linage	22,408	22,927	(2)

Preprint distribution	2,904	2,954	(2)

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

First Quarter	2006	2005
Pro forma ad revenues	$1,266,891	$1,290,226
Less: Net effect of transactions, including Detroit and Texas-New Mexico Partnership	—	(91,534)

As reported ad revenues	$1,266,891	$1,198,692

Newspaper ad revenues, on a pro forma basis, for the quarter declined 1.8%; however, on a constant currency basis, pro forma newspaper ad revenues would have decreased just 0.3%.

Reported local ad revenues were up $30.1 million or 6% in the first quarter of 2006. On a pro forma basis, local ad revenues decreased 2% with pro forma linage down 2%. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations partially offset by the Texas-New Mexico Partnership deconsolidation. In the pro forma comparisons covering all newspaper products, the health, home improvement and entertainment categories were strong in the U.S. for the quarter, while department stores, furniture, grocery, restaurant and telecommunications categories trailed last year’s results. Revenues from the company’s small and medium-sized advertisers in its domestic newspapers outpaced those from its largest advertisers.

Reported national ad revenues were up 7% for the first quarter primarily due to the Detroit transaction. On a pro forma basis, national ad revenues were down 2% on a 5% pro forma volume decline. For the quarter, USA TODAY advertising revenues declined 4%, which were partially offset by strength in ad revenues at USA Weekend. Paid advertising pages at USA TODAY were 1,020 for the first quarter compared to 1,101 for the same period last year.

For the first quarter of 2006, reported classified ad revenues rose $25.6 million or 5%. On a pro forma basis, classified ad revenues decreased 2% on a pro forma linage decrease of 2%. However, on a pro forma constant currency basis, classified ad revenues would have been 0.5% higher. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005 as well as strong real estate and employment advertising in the U.S. Overall, classified results in our domestic newspapers were stronger than in the

UK. For the quarter, on a pro forma basis, real estate revenues were 12% higher while employment and auto ad revenues decreased 4% and 17%, respectively. At the domestic community newspapers, real estate and employment ad revenues increased 22% and 7%, respectively, however, automotive revenues decreased 14%. Total domestic online revenues were strong during the first quarter of 2006, increasing 37% over the same period last year.

Circulation revenues, as reported, rose 5% for the first quarter of 2006, reflecting the consolidation of Detroit newspaper operations. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2%. USA TODAY circulation declined slightly in the first quarter of 2006. Sunday net paid circulation was down 2% from the comparable quarter of last year.

Reported newspaper operating expenses rose $133.7 million or 11% for the quarter, reflecting the consolidation of Detroit newspaper operations and increased newsprint and stock compensation expense. Newspaper segment expenses include $6.4 million of stock compensation expense in the first quarter of 2006. On a pro forma basis, newspaper operating expenses including stock compensation expense rose less than 1%. Costs for non-daily publications, including newsprint, were higher for the quarter reflecting recent acquisitions and internal growth.

The consolidation of Detroit increased reported newsprint expense, which was up almost 14% in the quarter, reflecting higher newsprint prices and usage. Newsprint prices increased 10% and usage was up 4%. On a pro forma basis, newsprint expense was up 6% for the quarter reflecting a 10% increase in price and a 4% decline in usage. For the remainder of 2006, newsprint prices are expected to be above 2005 levels.

Newspaper operating income for the quarter decreased $37.7 million or 9% reflecting significantly lower ad demand in the UK as well as a lower UK exchange rate. Higher newsprint costs and stock compensation expense also tempered newspaper results.

Broadcasting Results

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc., which was acquired in April 2004. Broadcasting revenues increased $18.0 million or 11% in the first quarter of 2006. The first quarter improvement reflects increased ad demand related to the Winter Olympic Games on the company’s NBC affiliates and increased revenues at Captivate.

Television revenues, which exclude Captivate, increased 10% for the quarter with local revenues up 12% and national revenues up 10%. Higher ad revenues from restaurants, telecommunications, and medical and dental services categories were partially offset by declines in automotive and packaged goods categories. Online revenues for the company’s television stations were up 65% and Captivate revenues increased 45% in the first quarter of 2006.

Broadcasting operating expenses increased almost 5% for the first quarter to $110.8 million, including $1.2 million of stock compensation expense. Excluding stock-based compensation, broadcasting expenses would have increased 3%. Excluding stock-based compensation expense and Captivate, television operating expenses increased 3%, primarily due to higher costs in news relating to Olympic coverage and additional news and entertainment programming opportunities. Operating income from broadcasting was up $13.1 million or 22% in the first quarter.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, was $488.2 million for the first quarter of 2006 compared to $511.6 million for the first quarter of 2005. Excluding stock based compensation, operating cash flow decreased $12.2 million reflecting a decline in newspaper cash flow partially offset by an increase in broadcasting cash flow. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 12 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense increased $19.8 million or 44% for the quarter, reflecting higher short-term interest rates and increased debt outstanding related to 2005 share repurchase activity and acquisitions. The daily average outstanding balance of commercial paper was $3.55 billion during the first quarter of 2006 and $2.69 billion during the first quarter of 2005. The weighted average interest rate on commercial paper was 4.44% and 2.44% for the first quarter of 2006 and 2005, respectively.

Because the company has $3.39 billion in commercial paper obligations at March 26, 2006 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.39 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $17.0 million.

In all periods presented, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses as well as investment income and gains. Non-operating items for 2006 also include minority interest expense related to the Detroit Newspaper Partnership and a gain on the sale of the company’s 10.5% interest in the Cincinnati Reds baseball team. Non-operating items in 2005 also included minority interest expense related to the Texas-New Mexico Partnership, which is not present in 2006 due to the de-consolidation of this entity.

The company’s effective income tax rate was 33.6% for the first quarter of 2006 compared to 33.4% for the same period last year.

Income from Continuing Operations

The company’s income from continuing operations was $235.3 million for the first quarter of 2006 compared to $260.8 million for the first quarter of 2005. Earnings from continuing operations per diluted share for the first quarter of 2006 fell to $0.99, or 3.9% from $1.03 earned in the first quarter of 2005. The first quarter decline was principally due to the expensing of stock compensation as required by Statement of Financial Accounting Standards No. 123R. This non-cash expense reduced earnings per diluted share by $0.03 in the first quarter.

Discontinued Operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of the (Boise) Idaho Statesman and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald that were part of the exchange transaction with Knight Ridder that was completed on August 29, 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented. Taxes provided on the earnings from discontinued operations in the first quarter of 2005 totaled $3.0 million, covering U.S. Federal and state income taxes and represent an effective rate of 37.8%. The excess of this effective rate over the U.S. Federal statutory rate of 35% is due principally to state income taxes. Earnings from discontinued operations per diluted share were $0.02 for the first quarter of 2005.

Net Income

The company’s net income declined from $265.7 million in the first quarter of 2005 to $235.3 million for the first quarter of 2006. Net income per diluted share fell to $0.99 from $1.05 for the first quarter, a 6% decrease. This decrease in net income and earnings per diluted share reflects the impact of the expensing of stock compensation beginning in the first quarter 2006 in the after-tax amount of $7.0 million or $0.03 per diluted share.

The weighted average number of diluted shares outstanding for the first quarter of 2006 totaled 238,375,000 compared to 254,270,000 for the first quarter of 2005. The decline is the result of the company’s share repurchase program under which approximately 12.2 million shares were repurchased during the last nine months of 2005 and approximately 24,000 shares were repurchased during the first quarter of 2006. See Part II, Item 2 for information on share repurchases.

Exhibit 11 of this Form 10-Q presents the weighted average number of basic and diluted shares outstanding and the earnings per share for each period.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $333.5 million for the first three months of 2006, down from $432.9 million in the first three months of 2005, reflecting lower newspaper earnings and cash flow and higher interest cost, partially offset by higher broadcast earnings. Cash flow from operating activities for the first quarter of 2005 includes approximately $5.0 million from discontinued operations.

Cash flows from the company’s investing activities totaled $18.3 million for the first three months of 2006 primarily reflecting a $93.8 million decrease in marketable securities and $16.5 million of proceeds received from the sale of assets. These cash inflows were mostly offset by $42.2 million of payments for acquisitions discussed in

Note 4 to the financial statements, $41.2 million of capital spending and $17.4 million invested in existing equity investments including CareerBuilder and Shop Local, as well as an initial investment in 4INFO, a company which offers a comprehensive suite of mobile phone search services.

Cash used by the company for financing activities totaled $354.7 million for the first three months of 2006 reflecting primarily the pay down of debt of $287.1 million and the payment of dividends totaling $69.0 million. The company’s regular quarterly dividend of $0.29 per share, which was declared in the first quarter of 2006, totaled $67.8 million and was paid on April 3, 2006.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. As of March 26, 2006, the company had remaining authority to repurchase up to $311.9 million of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

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

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $295.4 million at the end of the first quarter versus $285.0 million at the end of 2005. This reflects a slight increase in the exchange rate at March 26, 2006 as compared to the rate at December 25, 2005. Newsquest’s assets and liabilities at March 26, 2006 and the end of 2005 were translated from Sterling to U.S. dollars at an exchange rate of 1.74. For the first quarter of 2006, Newsquest’s financial results were translated at an average rate of 1.75 compared to 1.89 for the same period last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 2.1% for the first quarter of 2006.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking information. The words “expect”, “intend”, “believe”, “anticipate”, “likely”, “will” and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. The company is not responsible for updating, or revising any forward-looking statements, whether the result of new information, future events or otherwise.

Potential risks and uncertainties which could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Mar. 26, 2006	Dec. 25, 2005
ASSETS
Current assets
Cash and cash equivalents	$65,961	$68,803
Marketable securities	28	93,822
Trade receivables, less allowance (2006 - $41,848; 2005 - $40,037)	952,290	998,799
Inventories	125,575	117,969
Deferred income taxes	29,992	29,892
Prepaid expenses and other receivables	159,534	152,786

Total current assets	1,333,380	1,462,071

Property, plant and equipment
Cost	4,967,027	4,929,693
Less accumulated depreciation	(2,171,224)	(2,114,546)

Net property, plant and equipment	2,795,803	2,815,147

Intangible and other assets
Goodwill	9,693,868	9,685,006
Indefinite-lived and other amortized intangible assets, less accumulated amortization	438,691	446,018
Investments and other assets	1,332,125	1,335,154

Total intangible and other assets	11,464,684	11,466,178

Total assets	$15,593,867	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Mar. 26, 2006	Dec. 25, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$257,168	$308,633
Compensation, interest and other accruals	369,822	423,855
Dividends payable	69,235	69,366
Income taxes	162,045	125,934
Deferred income	175,236	168,553

Total current liabilities	1,033,506	1,096,341

Deferred income taxes	863,847	862,554
Long-term debt	5,151,449	5,438,273
Postretirement medical and life insurance liabilities	318,345	317,791
Other long-term liabilities	442,274	432,699

Total liabilities	7,809,421	8,147,658

Minority interests in consolidated subsidiaries	24,781	25,176

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	631,607	619,569
Retained earnings	11,626,015	11,459,496
Accumulated other comprehensive income	259,561	249,150

	12,841,602	12,652,634

Less treasury stock, 86,339,367 shares and 86,372,809 shares, respectively, at cost	(5,081,937)	(5,082,072)

Total shareholders’ equity	7,759,665	7,570,562

Total liabilities and shareholders’ equity	$15,593,867	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	March 26, 2006	March 27, 2005
Net Operating Revenues:
Newspaper advertising	$1,266,891	$1,198,692	5.7
Newspaper circulation	324,050	308,978	4.9
Broadcasting	182,575	164,557	10.9
Other	109,025	96,223	13.3

Total	1,882,541	1,768,450	6.5

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,075,078	962,722	11.7
Selling, general and administrative expenses, exclusive of depreciation	319,234	294,141	8.5
Depreciation	61,159	60,222	1.6
Amortization of intangible assets	7,764	3,805	104.0

Total	1,463,235	1,320,890	10.8

Operating income	419,306	447,560	(6.3)

Non-operating income (expense):
Interest expense	(64,721)	(44,938)	44.0
Other	(176)	(10,919)	***

Total	(64,897)	(55,857)	16.2

Income before income taxes	354,409	391,703	(9.5)
Provision for income taxes	119,100	130,900	(9.0)

Income from continuing operations	235,309	260,803	(9.8)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	4,934	***
Net income	$235,309	$265,737	(11.5)

Earnings from continuing operations-per share basic	$.99	$1.03	(3.9)
Earnings from discontinued operations:
Discontinued operations per share-basic	—	.02	***

Net income per share-basic	$.99	$1.05	(5.7)

Earnings from continuing operations-per share diluted	$.99	$1.03	(3.9)
Earnings from discontinued operations:
Discontinued operations per share-diluted	—	.02	***

Net income per share-diluted	$.99	$1.05	(5.7)

Dividends per share	$.29	$.27	7.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen weeks ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net Income	$235,309	$265,737
Adjustments to reconcile net income to operating cash flows:
Depreciation	61,159	60,903
Amortization of intangibles	7,764	3,805
Minority interest	372	1,873
Stock-based compensation expense	11,200	—
Deferred income taxes	948	(4,400)
Pension expense	25,830	25,985
Changes in other assets and liabilities, net	(9,055)	79,039

Net cash flow from operating activities	333,527	432,942

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,229)	(52,778)
Payments for acquisitions, net of cash acquired	(42,159)	(2,720)
Payments for investments	(17,354)	(22,284)
Proceeds from investments	8,715	4,285
Proceeds from sale of certain assets	16,502	552
Decrease in marketable securities	93,794	—

Net cash from (used for) investing activities	18,269	(72,945)

Cash flows from financing activities
(Payments of) proceeds from unsecured promissory notes and other indebtedness	(287,098)	99,882
Dividends paid	(69,027)	(68,835)
Cost of common shares repurchased	(424)	(413,917)
Proceeds from issuance of common stock including tax benefit	2,638	34,100
Distributions to minority interest in consolidated Partnerships	(768)	(2,654)

Net cash used for financing activities	(354,679)	(351,424)

Effect of currency rate change	41	(2,919)

Net (decrease) increase in cash and cash equivalents	(2,842)	5,654
Balance of cash and cash equivalents at beginning of year	68,803	135,874

Balance of cash and cash equivalents at end of first quarter	$65,961	$141,528

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 26, 2006

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the 13-week period ended March 26, 2006, and the comparable period of 2005, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the August 2005 sale of two newspapers in Washington State and a newspaper in Boise, Idaho, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At March 26, 2006 and December 25, 2005, there were no net assets related to these discontinued operations in the Condensed Consolidated Balance Sheets. Amounts applicable to the discontinued operations which have been reclassified in the Statements of Income for the 13-week period ended March 27, 2005 are as follows:

(in millions of dollars)	Thirteen Weeks ended March 27, 2005
Revenues	$23.6
Pretax income	$7.9
Net income	$4.9

NOTE 2 – Recently issued accounting standards

In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards Statement No. 123(R), (“SFAS No. 123(R)”) “Share-Based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS No.123(R) were effective beginning in the company’s fiscal 2006 first quarter. The company adopted SFAS No. 123(R) using the modified prospective transition method in the first quarter of 2006. The impact of adoption of SFAS No. 123(R) was to reduce pre- tax operating results by $11.2 million ($7.0 million after-tax or $0.03 per basic and diluted share) in the first quarter of 2006.

NOTE 3 – Stock-based compensation

Prior to December 26, 2005, the company accounted for stock-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under APB No. 25, the company generally did not recognize stock-based compensation for stock options in its statements of income prior to December 26, 2005 because the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), “Accounting for Stock-Based Compensation”. Under those provisions, the company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the company’s stock options been determined based on the fair value at grant date. Such amounts disclosed for 2005 totaled $18.8 million of pre-tax stock-based compensation or $11.7 million on an after-tax basis ($0.04 per basic share and $0.05 per diluted share).

Effective December 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payments”, using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for the quarter ended March 26, 2006, include (a) compensation costs for all unvested stock-based awards that were granted prior to December 25, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS

123 and (b) compensation expense for all share-based payments granted on or after December 25, 2005 based on grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The company’s stock option awards have graded vesting terms and the company recognizes compensation cost for these options on a straight-line basis over the requisite service period for the entire award (generally four years).

Determining Fair Value

Valuation and amortization method – The company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The company’s expected term represents the period that the company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility –The fair value of stock based awards made prior to December 26, 2005 were valued based on a volatility factor calculated using market data for the company’s common stock for the 36 months prior to grant date.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the company’s current expectations about its anticipated dividend policy. The company has paid a stable dividend in past years and has no foreseeable plans to change its dividend policy. Therefore, the company has estimated its dividend yield based on historical data for the past 36 months (i.e., by taking the average of each quarterly dividend during that period as a percentage of the company’s stock price on each dividend payment date). Also, because the expected dividend yield should reflect marketplace participants’ expectations, the company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to or otherwise are anticipated by marketplace participants.

Risk-Free Interest Rate – The company bases the risk-free interest rate used in the Black-Scholes valuation method on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.

Estimated Forfeitures — When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual option forfeitures.

For the quarters ended March 26, 2006 and March 27, 2005 options were granted for 32,500 and 76,479 shares, respectively. The estimated fair values of the options granted were $11.77 and $15.18, respectively. The following assumptions were used to estimate the fair value of those options.

	March 26, 2006	March 27, 2005
Average expected term (years)	6	6
Expected volatility	11.46%	13.62%
Risk-free interest rate	4.32%	3.71%
Expected dividend yield	1.30%	1.24%

For the quarter ended March 26, 2006, the company recorded stock-based compensation expense of $11.2 million and the related tax benefit was $4.2 million.

The following table illustrates the impact of adopting the fair value recognition provisions of SFAS No. 123(R) on income from operations, net income and net income per share for the quarter ended March 26, 2006.

(dollars in thousands, except per share amounts)	As Reported Under SFAS 123(R)	Stock-based Compensation Expense	Under APB 25
Income from operations	$419,306	$11,200	$430,506

Income before income taxes	$354,409	$11,200	$365,609

Net income	$235,309	$7,000	$242,309

Net income per share:
Basic	$0.99	$0.03	$1.02

Diluted	$0.99	$0.03	$1.02

Shares outstanding
Basic	237,782,000		237,782,000
Diluted	238,375,000		238,375,000

As of March 26, 2006, there was $46.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 2.47 years.

During the quarter ended March 26, 2006, options for 49,815 shares of common stock were exercised. The company received $2.6 million of cash from the exercise of the options and the intrinsic value of the options exercised was approximately $458,000. The actual tax benefit realized from the tax deductions from the option exercises of the share-based payment arrangements was not material. No options vested during the quarter ended March 26, 2006.

Option exercises are satisfied through the issuance of shares from treasury stock.

Prior to the adoption of SFAS No.123(R), the company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS No.123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as a financing cash flow. The amount of such excess tax benefits during the quarter ended March 26, 2006 was not material.

A summary of the status of the company’s stock option awards as of March 26, 2006 and changes thereto during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,913,513	$71.91
Granted	32,500	$62.85
Exercised	(49,815)	$53.08
Canceled	(162,309)	$75.30

Outstanding at quarter end	28,733,889	$71.92	6.2	$17,570,582

Vested and expected to vest	28,498,518	$71.97	6.1	$17,570,582
Options exercisable at quarter end	23,856,233	$73.45	5.9	$17,570,582
Weighted average fair value of options granted during the quarter	$11.77

Restricted Stock

In addition to stock options, the company issues stock-based compensation in the form of restricted stock, which is an award of common stock subject to certain restrictions. One of the forms in which the company has issued restricted stock is Stock Incentive Rights (SIRs). These rights entitle an employee to receive at the end of a four-year incentive period one share of common stock for each right granted conditioned on the employee’s continued employment with the company. Compensation expense for SIRs is recognized for the rights that are expected to vest. The expense is based on the fair value of the rights on the date of grant (equal to the market value of the company’s common stock on the date of grant) recognized on a straight-line basis over the four-year incentive period.

The company has also issued restricted stock to its Board of Directors in a form other than SIRs. These awards vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the fair value of the restricted stock on the date of grant (equal to the market value of the company’s common stock on the date of grant). All vested shares will be issued to the directors when they leave the board.

For the quarter ended March 26, 2006, the company recorded compensation expense for restricted stock of $1.1 million.

As of March 26, 2006, there was $14.6 million of unrecognized compensation cost related to non-vested restricted stock. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for restricted stock will be recognized on a straight-line basis over a weighted average period of 3.6 years.

A summary of the status of the restricted stock as of March 26, 2006 and changes during the quarter then ended is presented below.

	Shares	Weighted Average Fair Value
Restricted stock outstanding at December 25, 2005	275,409	$62.37
Granted	3,435	62.75
Vested	—	—
Canceled	(2,935)	61.10

Restricted stock outstanding at March 26, 2006	275,909	$62.37

NOTE 4 – Acquisitions and investments

During the first quarter of 2006, the company purchased several small non-daily products in the U.S. In connection with the acquisition of Clipper Magazine, Inc. in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in the first quarter of 2006 as a result of certain performance metrics being achieved. The total cash paid in the first quarter of 2006 for these transactions was approximately $42.2 million.

In January 2006, the company also acquired an equity interest in 4INFO, a company offering a comprehensive suite of mobile phone search services. The company also invested in existing equity investments including CareerBuilder and Shop Local during the first quarter of 2006.

NOTE 5 – Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at December 25, 2005. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at March 26, 2006, and December 25, 2005. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	Mar. 26, 2006		Dec. 25, 2005
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$9,693,868	$—	$9,685,006	$—
Indefinite-lived intangibles	183,858	—	183,514	—
Amortized intangible assets:
Customer relationships	295,959	57,772	295,866	50,736
Other	20,243	3,597	20,243	2,869

Goodwill increased primarily due to an additional payment made to the former owners of PointRoll, Inc. under terms of the acquisition agreement and due to a slight increase in the UK foreign exchange rate.

Indefinite-lived intangible assets and amortized intangible assets increased reflecting preliminary purchase price allocations for the 2006 acquisitions.

Amortization expense was $7.8 million in the quarter ended March 26, 2006. For the first quarter of 2005, amortization expense was $3.8 million. The increase in amortization expense in the first quarter of 2006 as compared to 2005 is primarily related to the Detroit transaction and the acquisitions of PointRoll, Hometown Communications, and Tallahassee. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include ad archives, continuing education training modules, real estate access rights and patents. For each of the next five years, amortization expense relating to the identified intangibles is expected to be approximately $31 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006
Acquisitions and adjustments	(227)	—	(227)
Foreign currency exchange rate changes	9,091	(2)	9,089

Balance at March 26, 2006	$8,144,245	$1,549,623	$9,693,868

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 25, 2005	$182,652	$862	$183,514
Acquisitions and adjustments	36	—	36
Foreign currency exchange rate changes	308	—	308

Balance at March 26, 2006	$182,996	$862	$183,858

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 25, 2005	$253,698	$8,806	$262,504
Acquisitions and adjustments	93	—	93
Amortization	(7,575)	(189)	(7,764)

Balance at March 26, 2006	$246,216	$8,617	$254,833

NOTE 6 – Long-term debt

At March 26, 2006, the company had a total of $4.169 billion of credit available under three revolving credit agreements. These revolving credit agreements provide back-up for commercial paper and for general corporate purposes. As a result, commercial paper is carried on the balance sheet as long-term debt.

Approximate annual maturities of long-term debt, assuming that the company used the $4.169 billion credit available under the revolving credit agreements to refinance, on a long-term basis, existing unsecured promissory notes and the loans issued in the UK to the former shareholders of Newquest (due on December 31, 2006) and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	March 26
2007	$698,987
2008	557,333
2009	1,064,600
2010	2,331,875
2011	—
Later years	498,654

Total	$5,151,449

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.165 billion at March 26, 2006.

NOTE 7 – Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the first quarter of 2006 and 2005 are presented in the following table:

	First Quarter
(in thousands of dollars)	2006	2005
Service cost-benefits earned during the period	$26,500	$24,846
Interest cost on benefit obligation	45,700	42,792
Expected return on plan assets	(61,100)	(55,447)
Amortization of prior service credit	(5,125)	(5,309)
Amortization of actuarial loss	16,450	15,841

Pension expense for company-sponsored retirement plans	$22,425	$22,723
Union and other pension cost	3,405	3,262

Total pension cost	$25,830	$25,985

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the first quarter of 2006 and 2005 are presented in the following table:

	First Quarter
(in thousands of dollars)	2006	2005
Service cost-benefits earned during the period	$750	$574
Interest cost on benefit obligation	3,525	3,750
Amortization of prior service credit	(3,225)	(3,125)
Amortization of actuarial loss	1,200	800

Net periodic postretirement cost	$2,250	$1,999

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which was effective for public companies the first interim or annual period beginning after June 15, 2004.

The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company expects to be entitled to the Federal subsidy beginning in 2006.

NOTE 9 – Long-term incentive program

In February 2006, the company adopted a new three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Approximately 25 senior executives have been designated to participate in the LTIP.

The company believes that rewards under the LTIP are appropriate if the company exceeds certain performance targets. On the other hand, to the extent that target goals are not achieved, potential LTIP payouts will be reduced or eliminated completely.

Awards made to eligible participants under the LTIP are comprised of a mix of performance shares and performance units. A performance share is the right to receive a share of Gannett common stock if the applicable performance targets are achieved. A performance unit is the right to receive a specified amount of cash if the applicable performance targets are achieved.

The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a comparison of the company’s net income before taxes (“NIBT”) for the 2008 fiscal year relative to NIBT for the 2005 fiscal year, (ii) a comparison of the company’s total shareholder return (“TSR”) (defined as change in stock price plus reinvested dividends) relative to the TSR of the companies (other than the company) comprising the S&P 500 Publishing Index during the Performance Period, and (iii) another performance measure, which the company considers to be proprietary business information. Actual payouts of performance shares and performance units under the LTIP, if any, will be determined by a formula which measures performance against the targets during the Performance Period. If performance is below the applicable threshold level for all of the targets, then no LTIP payouts will be made. To the extent that performance exceeds the applicable threshold level for any combination of the targets, a varying amount of performance shares and performance units will be earned.

NOTE 10 – Comprehensive income

Comprehensive income for the company includes net income, foreign currency translation adjustments, and minimum pension liability adjustments.

The table below presents the components of comprehensive income for the first quarter of 2006 and 2005.

	First Quarter
(in thousands of dollars)	2006	2005
Net income	$235,309	$265,736
Other comprehensive income (loss)	10,411	(98,064)

Comprehensive income	$245,720	$167,672

Other comprehensive income for the first quarter of 2006 consists of foreign currency translation adjustments and other comprehensive loss for the first quarter of 2005 was primarily related to foreign currency translation adjustments.

NOTE 11 – Outstanding shares

The weighted average number of common shares outstanding (basic) in the first quarter totaled 237,782,000 compared to 252,115,000 for the first quarter of 2005. The weighted average number of diluted shares outstanding in the first quarter of 2006 totaled 238,375,000 compared to 254,270,000 for the first quarter of 2005. The decline is the result of the company’s share repurchase program under which approximately 12.2 million shares were repurchased during the last nine months of 2005 and approximately 24,000 shares were repurchased during the first quarter of 2006. See Part II, Item 2 for information on share repurchases.

NOTE 12 – Business segment information

Excluding discontinued operations (unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	March 26, 2006	March 27, 2005
Net Operating Revenues:
Newspaper publishing	$1,699,966	$1,603,893	6.0
Broadcasting	182,575	164,557	10.9

Total	$1,882,541	$1,768,450	6.5

Operating Income (net of depreciation and amortization):
Newspaper publishing	$367,970	$405,622	(9.3)
Broadcasting	71,804	58,683	22.4
Corporate	(20,468)	(16,745)	(22.2)

Total	$419,306	$447,560	(6.3)

Depreciation and Amortization:
Newspaper publishing	$56,717	$52,338	8.4
Broadcasting	8,026	7,700	4.2
Corporate	4,180	3,989	4.8

Total	$68,923	$64,027	7.6

Operating Cash Flow
Newspaper publishing	$424,687	$457,960	(7.3)
Broadcasting	79,830	66,383	20.3
Corporate	(16,288)	(12,756)	(27.7)

Total	$488,229	$511,587	(4.6)

Beginning with the first quarter of 2006, the company began recording stock compensation expense in connection with the requirements of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. For the first quarter of 2006, this non-cash expense item totaled $11.2 million and has been allocated to the Newspaper, Broadcasting and Corporate segments. Corporate expense of $20.5 million includes $3.6 million of stock compensation which accounts for nearly all of the year over year expense increase for this category. See Note 3 on page 12 for further discussion of stock-based compensation.

Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the table below for a reconciliation of amounts to the Consolidated Statements of Income.

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers and in select hotels across North America. Captivate was acquired in early April 2004.

Beginning August 1, 2005, Newspaper publishing results reflect 100% of Detroit newspaper operations. Prior to that date, the company’s 50% interest in Detroit’s operating income was reflected in Newspaper publishing revenues. Beginning December 26, 2005, Newspaper publishing revenues reflect our 40.6% interest in the Texas-New Mexico Partnership. Prior to that date, the company held the majority interest and therefore, the results for the Partnership were fully consolidated.

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended March 26, 2006

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$424,687	$79,830	$(16,288)	$488,229
Less:
Depreciation	(49,142)	(7,837)	(4,180)	(61,159)
Amortization	(7,575)	(189)	—	(7,764)

Operating income	$367,970	$71,804	$(20,468)	$419,306

Thirteen weeks ended March 27, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$457,960	$66,383	$(12,756)	$511,587
Less:
Depreciation	(48,779)	(7,454)	(3,989)	(60,222)
Amortization	(3,559)	(246)	—	(3,805)

Operating income	$405,622	$58,683	$(16,745)	$447,560

NOTE 13 – Earnings per share

The company’s earnings per share (basic and diluted) for the quarters ended March 26, 2006 and March 27, 2005 are presented below:

(in thousands except per share amounts)	Thirteen Weeks ended
	March 26, 2006	March 27, 2005
Income from continuing operations	$235,309	$260,803
Income from discontinued operations	—	4,934

Net income	$235,309	$265,737

Weighted average number of common shares outstanding (basic)	237,782	252,115
Effect of dilutive securities	593	2,155

Weighted average number of common shares outstanding (diluted)	238,375	254,270

Earnings per share (basic)	$0.99	$1.05

Earnings per share (diluted)	$0.99	$1.05

NOTE 14 – Litigation

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first quarter of 2006 would have decreased approximately 2.1%. Because the company has $3.39 billion in commercial paper obligations at March 26, 2006 that have relatively short-term maturity dates, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $3.39 billion, a 1/2% increase or decrease in the average interest rate for commercial paper would result in an increase or decrease in annual interest expense of $17 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.165 billion at March 26, 2006.

Item 4. Controls and Procedures

Based on their evaluation, the company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of March 26, 2006, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
12/26/05 - 1/29/06	0		$0.00	0		$312,335,738
1/30/06 – 2/26/06	6,807		$62.27	6,807		$311,911,838
2/27/06 - 3/26/06	0	*	$0	0	*	$311,911,838
Total 1st Quarter 2006	6,807		$62.27	6,807		$311,911,838

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

*	In addition to the above, at the end of March 2006, 16,900 shares were repurchased as part of the publicly announced repurchase program, at an average price of $58.95, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $310,915,522 at March 26, 2006.

Item 6. Exhibits

(a) Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.