Form 10-Q
period 2006-06-25
GANNETT CO INC /DE/
filed 2006-07-31
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 24, 2006, was 236,375,431.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Unless stated otherwise, as in the section titled “Discontinued Operations”, all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations. Therefore, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald which were disposed of in an asset exchange during the third quarter of 2005, are excluded from second quarter and year-to-date 2005 results from continuing operations.

Operating Summary

During the quarter ended September 25, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning August 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported in other operating revenues.

As a result of the change in the company’s ownership of the Detroit newspaper operations, which required a change in accounting from the equity method to full consolidation, significant variances in reported revenues and expenses for the second quarter of 2006 and first six months of 2006 compared with the same periods in 2005 have resulted.

On December 25, 2005, the company completed the expansion and reorganization, with MediaNews Group, of the Texas-New Mexico Newspapers Partnership. The company’s ownership interest in the partnership was reduced and MediaNews Group became the managing partner. Results for the Texas-New Mexico Partnership are no longer consolidated in the company’s financial statements. The company’s 40.6% interest in the partnership’s results is now included in “Other Revenue” in the Consolidated Statements of Income. This change in ownership and the attendant change in accounting also affect revenue and expense comparisons on an as reported basis.

To provide better comparisons of operating results in light of these and other transactions, the Newspaper Results section, below, provides pro forma amounts and discussion when comparing our second quarter and first six months of 2006 results to the same periods in 2005.

The company also began reporting stock-based compensation expense in the first quarter of 2006 as required by Statement of Financial Accounting Standards No. 123(R). This non-cash expense totaled $10.3 million ($6.4 million after tax or $0.03 per share) in the second quarter and $20.6 million ($12.9 million after tax or $0.05 per share) for the first six months of 2006. Refer to Note 3 “Stock-based compensation” in the Notes to Condensed Consolidated Financial Statements for further information concerning this matter.

Earnings from continuing operations per diluted share were $1.31 for the second quarter of 2006 and $2.29 for the year-to-date 2006 compared with $1.34 for the second quarter of 2005 and $2.37 for the year-to-date 2005. Net income per diluted share, on a generally accepted accounting principles (“GAAP”) basis, was $1.31 for the second quarter of 2006 compared to $1.37 for the comparable period in 2005. Net income per diluted share for the six months was $2.29 for 2006 and $2.42 for 2005. Earnings from operations of the discontinued businesses per diluted share were $0.02 for the second quarter of 2005 and $0.04 for the year-to-date 2005. Excluding stock-based compensation, net income per diluted share was $1.34 for the second quarter and $2.34 year-to-date.

Operating revenues rose 6.1% to $2.03 billion in the second quarter and 6.3% to $3.91 billion in the first six months, reflecting the full consolidation of Detroit newspaper operations beginning on August 1, 2005 and the deconsolidation of Texas-New Mexico Partnership operations effective December 26, 2005. If Gannett had owned the same properties on the same basis for the full quarter and year-to-date periods in 2005 as in 2006, revenues from continuing operations would have been 0.5% higher in the second quarter and unchanged year-to-date 2006.

Operating income decreased from $549.6 million for the second quarter of 2005 to $537.9 million for the second quarter of 2006. Operating income decreased from $997.2 million for the year-to-date 2005 to $957.2 million for the year-to-date 2006. Income from continuing operations was $310.5 million for the second quarter of 2006 and $545.8 year-to-date compared to $332.6 million and $593.4 for the same periods last year. Higher newsprint, interest and stock-based compensation expense along with a lower UK exchange rate, tempered the company’s results for the second quarter and year-to-date 2006.

Newspaper Results

Acquisitions and other transactions affecting newspaper comparisons include the Tallahassee Democrat acquired August 29, 2005, the reorganization and full consolidation of the Detroit newspapers since August, 1, 2005, Mint Magazine acquired in July 2005, PointRoll, Inc., acquired in June 2005, Hometown Communications Network, Inc., acquired in late March 2005 and the expansion and reorganization of the Texas-New Mexico Partnership on December 25, 2005. (Refer to Note 4 “Acquisitions, investments and dispositions” in the Notes to Condensed Consolidated Financial Statements for further information concerning these matters.)

Reported newspaper publishing revenues increased $109.7 million or 6% for the second quarter of 2006, as compared to the second quarter of 2005, and rose by $205.8 million or 6% for the year-to-date, primarily due to the Detroit newspaper transaction. Assuming the company had owned the same properties as of June 25, 2006 for all periods presented, newspaper publishing revenues would have increased under 1% for the second quarter and decreased slightly under 1% for the six months ended 2006, as compared to the same periods in 2005. Domestic advertising revenues, including online revenues, increased 2% on a pro forma basis for both the second quarter and six months ended 2006, as compared to the same periods in 2005. Lower advertising demand in the UK as well as a decline in the average UK exchange rate tempered the positive effect of U.S. advertising gains. On a constant currency basis, pro forma newspaper advertising revenue increased almost 1% for the second quarter. The average exchange rate used to translate UK newspaper results from Sterling to U.S. dollars decreased 2% from 1.86 for the second quarter 2005 to 1.82 for the second quarter 2006, and decreased 5% from 1.88 for the year-to-date 2005 to 1.79 for the year-to-date 2006.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 76% and 18%, respectively, of total newspaper revenues for the second quarter 2006, and 75% and 18%, respectively, for the year-to-date. Advertising revenues include amounts derived from advertising placed with newspaper internet products. Other publishing revenues are mainly earnings from the company’s 50% owned joint operating agency in Tucson (and Detroit for the first six months of 2005), revenue from PointRoll and earnings from its 19.49% equity interest in the California Newspapers Partnership and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership (for the first six months of 2006). The table below presents these components of reported revenues for the second quarter and first six months of 2006 and 2005.

Newspaper publishing revenues, in thousands of dollars

	2006	2005	% Change
Second Quarter
Newspaper advertising	$1,377,004	$1,293,992	6
Newspaper circulation	321,222	310,061	4
Commercial printing and other	124,263	108,691	14

Total	$1,822,489	$1,712,744	6

	2006	2005	% Change
Year-to-date
Newspaper advertising	$2,643,895	$2,492,684	6
Newspaper circulation	645,272	619,039	4
Commercial printing and other	233,288	204,914	14

Total	$3,522,455	$3,316,637	6

The tables below present the components of reported newspaper advertising revenues for the second quarter and year-to-date of 2006 and 2005.

Advertising revenues, in thousands of dollars

	2006	2005	% Change
Second Quarter
Local	$587,553	$538,115	9
National	216,304	201,578	7
Classified	573,147	554,299	3

Total advertising revenue	$1,377,004	$1,293,992	6

	2006	2005	% Change
Year-to-date
Local	$1,111,435	$1,031,905	8
National	418,648	391,419	7
Classified	1,113,812	1,069,360	4

Total advertising revenue	$2,643,895	$2,492,684	6

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the second quarter of 2006 were owned on the same basis throughout the periods discussed. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports, because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

In the pro forma presentations below, the Detroit newspaper operations are fully consolidated in all periods presented. Previously consolidated advertising, circulation and other revenues from the Texas-New Mexico Partnership have been removed in this presentation, as the company’s 40.6% interest in this Partnership’s operating results are now reflected in “Other Revenue” in the Statements of Income.

Advertising revenues, in thousands of dollars (pro forma)

	2006	2005	% Change
Second Quarter
Local	$587,565	$571,816	3
National	216,277	217,934	(1)
Classified	573,042	583,097	(2)

Total advertising revenue	$1,376,884	$1,372,847	—

	2006	2005	% Change
Year-to-date
Local	$1,110,485	$1,103,217	1
National	418,600	423,738	(1)
Classified	1,113,129	1,134,495	(2)

Total advertising revenue	$2,642,214	$2,661,450	(1)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

	2006	2005	% Change
Second Quarter
Local	8,860	8,779	1
National	1,030	1,068	(4)
Classified	14,341	14,547	(1)

Total Run-of-Press linage	24,231	24,394	(1)

Preprint distribution	3,009	3,090	(3)

	2006	2005	% Change
Year-to-date
Local	16,953	17,078	(1)
National	1,990	2,082	(4)
Classified	27,696	28,160	(2)

Total Run-of-Press linage	46,639	47,320	(1)

Preprint distribution	5,914	6,044	(2)

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

	2006	2005
Second Quarter
Pro forma advertising revenues	$1,376,884	$1,372,847
Net effect of transactions, including Detroit and Texas-New Mexico Partnership	120	(78,855)

As reported advertising revenues	$1,377,004	$1,293,992

	2006	2005
Year-to-date
Pro forma advertising revenues	$2,642,214	$2,661,450
Net effect of transactions, including Detroit and Texas-New Mexico Partnership	1,681	(168,766)

As reported advertising revenues	$2,643,895	$2,492,684

Newspaper advertising revenues, on a pro forma basis, for the second quarter 2006 increased less than 1% over the second quarter of 2005; however, on a constant currency basis, pro forma newspaper advertising revenues would have increased 1%. U.S. results were stronger than UK results as domestic newspaper advertising increased 2%. For the year-to-date 2006, pro forma newspaper advertising revenues declined 1% over year-to-date 2005. On a constant currency basis, pro forma newspaper advertising revenues would have increased less than 1%.

For the second quarter of 2006 compared to the same period 2005, reported and pro forma local advertising revenues rose 9% and 3%, respectively, with pro forma local linage up 1%. For the year-to-date 2006 compared to the same period 2005, reported and pro forma local advertising revenues rose 8% and 1%, respectively, with pro forma local linage down 1%. On a constant currency pro forma basis, local advertising increased 3% for the quarter and 1% year-to-date over similar periods of 2005. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations partially offset by the Texas-New Mexico Partnership deconsolidation. Pro forma local advertising in the U.S. for the quarter was up 3%.

Reported national advertising revenues for the second quarter 2006 were up 7% from the same period 2005 primarily due to the Detroit transaction. On a pro forma basis, national advertising revenues were down 1% for the second quarter 2006 as compared to the same period 2005, on a pro forma volume decline. For the second quarter 2006, USA TODAY advertising revenues increased 1% as compared to the second quarter 2005. Year-to-date, reported national advertising revenues were up 7% and pro forma national advertising revenues declined 1% on a 4% pro forma volume decline as compared to the same period 2005. USA TODAY advertising revenues declined 2% year-to-date. Paid advertising pages at USA TODAY were 1,107 for the second quarter compared to 1,191 for the same period last year. Year-to-date, paid advertising pages at USA TODAY for 2006 and 2005 were 2,127 and 2,292, respectively.

For the second quarter of 2006, reported classified advertising revenues rose $18.8 million or 3%. On a pro forma basis, classified advertising revenues for the second quarter decreased 2% on a pro forma classified linage decrease of 1%. On a pro forma, constant currency basis, classified advertising revenues for the second quarter of 2006 were down 1% over the same period in 2005. For the first six months of 2006, reported classified advertising revenues rose $44.5 million or 4% over the same period last year. On a pro forma basis, classified advertising revenues and linage decreased 2%. On a pro forma, constant currency basis, classified advertising revenues for the first six months of 2006 were down 1% over the same period in 2005. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005 as well as strong real estate and employment advertising in the U.S. Overall, classified results in our domestic newspapers were stronger than in the UK. On a pro forma basis, real estate revenues were up 11% for both the quarter and year-to-date, as compared to the same periods last year. On a pro forma basis, employment revenues were down 5% for both the quarter and year-to-date, as compared to the same periods last year. Auto advertising revenues decreased 15% and 16% for the second quarter and year-to-date, respectively.

Total domestic newspaper online revenues were strong during the year-to-date 2006, increasing 35% over year-to-date 2005.

Circulation revenues, as reported, rose 4% for both the second quarter and first six months of 2006, reflecting the consolidation of Detroit newspaper operations. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 3% in the second quarter and 2% in the first six months of 2006. Sunday net paid circulation was down 3% and 2% from the comparable quarter and year-to-date periods of last year, respectively. USA TODAY circulation declined slightly in the second quarter and first six months of 2006.

Reported newspaper operating expenses rose $121.0 million or 10% for the quarter and $254.7 million or 10% for the first six months of 2006, reflecting the consolidation of Detroit newspaper operations and increased newsprint and stock-based compensation expense. Newspaper segment expenses include $6.0 million and $11.8 million of stock-based compensation expense in the second quarter of 2006 and year-to-date, respectively. Excluding stock-based compensation, newspaper operating expenses on a pro forma basis increased 1% for both the quarter and year-to-date periods of 2006 over the comparable periods of 2005. Costs for non-daily publications, including newsprint, were higher for the second quarter and year-to-date reflecting recent acquisitions and internal growth.

The consolidation of Detroit increased reported newsprint expense, which was up almost 12% for the quarter and 13% year-to-date, reflecting higher newsprint prices and usage. For the second quarter, newsprint prices increased 10% and usage was up 2%. Newsprint prices for the first six months of 2006 increased 10% and usage increased 3%. On a pro forma basis, newsprint expense for the quarter and first six months was up 5% and 6%, respectively, reflecting an 11% and 10% increase in price and a 5% and 4% decline in usage, respectively. For the remainder of 2006, newsprint prices are expected to be above 2005 levels.

Newspaper operating income for the quarter decreased $11.3 million or 2% and $48.9 million or 6% for the year-to-date reflecting significantly lower advertising demand in the UK as well as a weaker UK Pound versus the U.S. Dollar. Higher newsprint costs and stock-based compensation expense also tempered newspaper results. Excluding stock-based compensation expense and on a constant currency basis, newspaper operating income for the quarter decreased $3.6 million or 1% for the quarter and decreased $28.7 million or 3% for the year-to-date.

Broadcasting Results

Broadcasting includes results from the company’s 21 television stations and Captivate Network, Inc. Broadcasting revenues increased $7.5 million or 3.8% in the second quarter of 2006 and $25.6 million or 7.0% for the first six months of 2006. The quarter and year-to-date improvement reflects increased demand for political and issue related advertising and increased revenues at Captivate. The year-to-date 2006 comparison also benefited from the Winter Olympic Games on the company’s NBC affiliates.

Television revenues, which exclude Captivate, increased 3% for the quarter with local revenues up 4% while national revenues were flat. For the first six months of 2006, television revenues increased 6% with local revenues up 8% and national revenues up 5%. For the second quarter and year-to-date, higher advertising revenues from services, telecommunications, home improvement and finance categories were partially offset by declines in automotive, retail and restaurants categories. Online revenues for the company’s television stations were up 63% and 64% for the second quarter and year-to-date, respectively. Captivate revenues increased 26% and 34% in the second quarter of 2006 and first six months of 2006, respectively.

Broadcasting operating expenses increased 5% for the second quarter and first six months of 2006 to $112.1 and $222.9 million, including $1.3 million and $2.5 million of stock-based compensation expense for the quarter and year-to-date, respectively. Excluding stock-based compensation, broadcasting expenses would have increased 3% for the quarter and 4% year-to-date. Excluding stock-based compensation expense and Captivate, television operating expenses increased 3% for the quarter and 3% year-to-date, primarily due to additional news and entertainment programming opportunities. Operating income from broadcasting was up $2.5 million or 2.8% in the second quarter and $15.7 million or nearly 10.5% year-to-date.

Recent Acquisitions

The company announced during the quarter that it had acquired Planet Discover, a provider of local, integrated online search and advertising technology. It also announced that it had reached an agreement to acquire WATL-TV in Atlanta, which will create the company’s third duopoly. We expect the transaction will close at the conclusion of a regulatory review. Subsequent to the close of the quarter, the company established its second duopoly when it completed the previously announced acquisition of KTVD-TV in Denver.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, was $606.4 million for the second quarter of 2006 and $1,094.6 million for the first six months of 2006 compared to $623.7 million for the second quarter of 2005 and $1,135.3 million for the first six months 2005. Excluding stock-based compensation, operating cash flow decreased $7.1 million for the second quarter and $20.1 million year-to-date, reflecting a decline in newspaper cash flow partially offset by an increase in broadcasting cash flow. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 12 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense increased $19.0 million or 39.1% for the quarter and $38.7 million or almost 41.5% for the year-to-date, reflecting higher short-term interest rates and increased average debt outstanding related to share repurchase activity and acquisitions. The daily average outstanding balance of commercial paper was $2.95 billion during the second quarter of 2006 and $3.71 billion during the second quarter of 2005. The daily average outstanding balance of commercial paper was $3.25 billion during the first six months of 2006 and $3.2 billion during the first six months of 2005. The weighted average interest rate on commercial paper was 4.9% and 2.9% for the second quarter of 2006 and 2005, respectively. For the year-to-date period of 2006 and 2005, the weighted average interest rate on commercial paper was 4.6% and 2.7%, respectively.

Because the company has $2.04 billion in commercial paper obligations at June 25, 2006 that have relatively short-term maturity dates, and the company has $750 million of floating-rate term debt, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.04 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $14.0 million.

In all periods presented, non-operating income and expense includes costs associated with certain minority interest investments in online/new technology businesses as well as investment income and gains. Non-operating items for 2006 also include minority interest expense related to the Detroit Newspaper Partnership and a gain on the sale of the company’s 10.5% interest in the Cincinnati Reds baseball team. Non-operating items in 2005 also included minority interest expense related to the Texas-New Mexico Partnership, which is not present in 2006 due to the deconsolidation of this entity.

The company’s effective income tax rate was 33.6% for the second quarter and for the first six months of 2006 compared to 33.2% and 33.3% for the same periods last year, respectively.

Income from Continuing Operations

The company’s income from continuing operations was $310.5 million for the second quarter 2006 and $545.8 million for the year-to-date 2006 compared to $332.6 million for the second quarter 2005 and $593.4 million for the year-to-date 2005. Earnings from continuing operations per diluted share for the second quarter of 2006 were $1.31 versus $1.34 earned in the second quarter 2005, and were $2.29 for the first six months of 2006 versus $2.37 earned in the first six months of 2005. The decline was principally due to the expensing of stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R). This non-cash expense reduced earnings per diluted share by $0.03 in the second quarter 2006 and by $0.05 for the first six months of 2006.

Discontinued Operations

Earnings from discontinued operations for 2005 represent the combined operating results (net of income taxes) of the (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald that were part of the exchange transaction with Knight Ridder that was completed on August 29, 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented. Taxes provided on the earnings from discontinued operations in the second quarter of 2005 and first six months of 2005 totaled $3.8 million and $6.8 million, respectively, covering U.S. Federal and state income taxes and represent an effective rate of approximately 38%. The excess of this effective rate over the U.S. Federal statutory rate of 35% is due principally to state income taxes. Earnings from discontinued operations per diluted share were $0.02 and $0.04 for the second quarter 2005 and first six months of 2005, respectively.

Net Income

The company’s net income declined $28.1 million or 8.3% for the second quarter and $58.6 million or 9.7% for the year-to-date. Net income per diluted share was $1.31 versus $1.37 for the second quarter and, for the year-to-date, it was $2.29 versus $2.42. This decrease in net income and earnings per diluted share reflects the impact of the expensing of stock-based compensation beginning in 2006 in the after-tax amount of $6.4 million or $0.03 per diluted share for the second quarter 2006 and $12.9 million or $0.05 per diluted share for the first six months of 2006.

The weighted average number of diluted shares outstanding for the second quarter of 2006 totaled 237,767,000 compared to 248,009,000 for the second quarter of 2005. For the first six months of 2006 and 2005, the weighted average number of diluted shares outstanding totaled 238,084,000 and 251,134,000, respectively. The decline is the result of the company’s share repurchase program under which approximately 17.6 million shares were repurchased during 2005 as well as 1.3 million share repurchases during the second quarter and year-to-date 2006. See Part II, Item 2 for information on share repurchases.

Liquidity, Capital Resources, and Statements of Cash Flows

The company’s cash flow from operating activities was $680.1 million for the first six months of 2006, down from $688.9 million in the first six months of 2005, reflecting lower newspaper earnings and cash flow and higher interest cost, partially offset by higher broadcast earnings. Cash flow from operating activities for the first six months of 2005 includes approximately $11.0 million from discontinued operations.

Cash flows used in the company’s investing activities totaled $32.4 million for the first half of 2006 primarily reflecting $90.8 million of capital spending, $57.1 million of payments for acquisitions discussed in Note 4 to the financial statements, and $19.8 million invested in existing equity investments including CareerBuilder and ShopLocal, and the company’s initial investment in 4INFO, a company which offers a comprehensive suite of mobile phone search services. These cash outflows were partially offset by a $93.8 million decrease in marketable securities, $21.3 million of proceeds from the sale of assets, and $20.1 million of proceeds from investments.

Cash used by the company for financing activities totaled $586.1 million for the first six months of 2006 reflecting primarily the net pay down of debt of $391.7 million and the payment of dividends totaling $138.1 million. The company’s regular quarterly dividend of $0.29 per share, which was declared in the second quarter of 2006, totaled $68.9 million and was paid on July 3, 2006. Additionally, the company repurchased $64.2 million of common shares year-to-date 2006.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. As of June 25, 2006, the company had remaining authority to repurchase up to $248.2 million of the company’s common stock. Subsequent to the end of the quarter, as of July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

In May 2006, the company sold $750 million aggregate principal amount of floating rate notes due May 26, 2009 and $500 million aggregate principal amount of 5.75% notes due June 1, 2011 in an underwritten public offering. Net proceeds of the offering were used to repay a portion of the company’s commercial paper borrowings.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A by Standard & Poor’s and A2 by Moody’s Investors Service. The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an indeterminate amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long term and short term debt and the financing of acquisitions. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts that may be raised through borrowings or the issuance of equity securities.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $435.3 million at the end of the second quarter versus $285.0 million at the end of 2005. This reflects an increase in the exchange rate at June 25, 2006 as compared to the rate at December 25, 2005. Newsquest’s assets and liabilities at June 25, 2006 were translated from Sterling to U.S. dollars at an exchange rate of 1.82 versus 1.74 at the end of 2005. For the second quarter and first six months of 2006, Newsquest’s financial results were translated at an average rate of 1.82 and 1.79, respectively, compared to 1.86 and 1.88 for the same periods last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 1.9% for the second quarter of 2006 and 2.0% for the first six months.

Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking information. The words “expect”, “intend”, “believe”, “anticipate”, “likely”, “will” and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. The company is not responsible for updating or revising any forward-looking statements, whether the result of new information, future events or otherwise, except as required by law.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	June 25, 2006	Dec. 25, 2005
ASSETS
Current assets
Cash and cash equivalents	$133,569	$68,803
Marketable securities	19	93,822

Trade receivables, less allowance (2006 - $41,725; 2005 - $40,037)	995,213	998,799
Inventories	129,975	117,969
Deferred income taxes	28,492	29,892
Prepaid expenses and other receivables	134,183	152,786

Total current assets	1,421,451	1,462,071

Property, plant and equipment
Cost	5,020,871	4,929,693
Less accumulated depreciation	(2,226,875)	(2,114,546)

Net property, plant and equipment	2,793,996	2,815,147

Intangible and other assets
Goodwill	9,828,144	9,685,006
Indefinite-lived and other amortized intangible assets, less accumulated amortization	440,801	446,018
Investments and other assets	1,324,456	1,335,154

Total intangible and other assets	11,593,401	11,466,178

Total assets	$15,808,848	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	June 25, 2006	Dec. 25, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$287,437	$308,633
Compensation, interest and other accruals	363,621	423,855
Dividends payable	69,161	69,366
Income taxes	103,035	125,934
Deferred income	175,360	168,553

Total current liabilities	998,614	1,096,341

Deferred income taxes	873,406	862,554
Long-term debt	5,049,215	5,438,273
Postretirement medical and life insurance liabilities	317,221	317,791
Other long-term liabilities	440,135	432,699

Total liabilities	7,678,591	8,147,658

Minority interests in consolidated subsidiaries	24,665	25,176

Shareholders’ equity
Preferred stock of $1 par value per share.	—	—
Authorized: 2,000,000 shares; Issued: none
Common stock of $1 par value per share.
Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	653,251	619,569
Retained earnings	11,867,642	11,459,496
Accumulated other comprehensive income	399,476	249,150

	13,244,788	12,652,634

Less treasury stock, 87,462,471 shares and 86,372,809 shares, respectively, at cost	(5,139,196)	(5,082,072)

Total shareholders’ equity	8,105,592	7,570,562

Total liabilities and shareholders’ equity	$15,808,848	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	June 25, 2006	June 26, 2005
Net Operating Revenues:
Newspaper advertising	$1,377,004	$1,293,992	6.4
Newspaper circulation	321,222	310,061	3.6
Broadcasting	205,420	197,888	3.8
Other	124,263	108,691	14.3

Total	2,027,909	1,910,632	6.1

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,096,263	989,008	10.8
Selling, general and administrative expenses, exclusive of depreciation	325,275	297,913	9.2
Depreciation	60,724	69,379	(12.5)
Amortization of intangible assets	7,764	4,696	65.3

Total	1,490,026	1,360,996	9.5

Operating income	537,883	549,636	(2.1)

Non-operating income (expense):
Interest expense	(67,374)	(48,424)	39.1
Other	(3,112)	(3,040)	2.4

Total	(70,486)	(51,464)	37.0

Income before income taxes	467,397	498,172	(6.2)
Provision for income taxes	156,900	165,600	(5.3)

Income from continuing operations	310,497	332,572	(6.6)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	6,071	***

Net Income	$310,497	$338,643	(8.3)

Earnings from continuing operations per share-basic	$1.31	$1.35	(3.0)
Earnings from discontinued operations:
Discontinued operations per share-basic	—	0.02	***

Net Income per share-basic	$1.31	$1.37	(4.4)

Earnings from continuing operations per share-diluted	$1.31	$1.34	(2.2)
Earnings from discontinued operations:
Discontinued operations per share-diluted	—	0.02	***

Net Income per share-diluted	$1.31	$1.37	(4.4)

Dividends per share	$0.29	$0.27	7.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six weeks ended		% Inc (Dec)
	June 25, 2006	June 26, 2005
Net Operating Revenues:
Newspaper advertising	$2,643,895	$2,492,684	6.1
Newspaper circulation	645,272	619,039	4.2
Broadcasting	387,995	362,445	7.0
Other	233,288	204,914	13.8

Total	3,910,450	3,679,082	6.3

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,171,341	1,951,730	11.3
Selling, general and administrative expenses, exclusive of depreciation	644,509	592,054	8.9
Depreciation	121,883	129,601	(6.0)
Amortization of intangible assets	15,528	8,501	82.7

Total	2,953,261	2,681,886	10.1

Operating income	957,189	997,196	(4.0)

Non-operating income (expense):
Interest expense	(132,095)	(93,362)	41.5
Other	(3,288)	(13,959)	(76.4)

Total	(135,383)	(107,321)	(26.1)

Income before income taxes	821,806	889,875	(7.6)
Provision for income taxes	276,000	296,500	(6.9)

Income from continuing operations	545,806	593,375	(8.0)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	11,005	***

Net Income	$545,806	$604,380	(9.7)

Earnings from continuing operations per share-basic	$2.30	$2.38	(3.4)
Earnings from discontinued operations:
Discontinued operations per share-basic	—	0.04	***

Net Income per share-basic	$2.30	$2.42	(5.0)

Earnings from continuing operations per share-diluted	$2.29	$2.37	(3.4)
Earnings from discontinued operations:
Discontinued operations per share-diluted	—	0.04	***

Net Income per share-diluted	$2.29	$2.42	(5.4)

Dividends per share	$0.58	$0.54	7.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Twenty-six weeks ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net Income	$545,806	$604,380
Adjustments to reconcile net income to operating cash flows:
Depreciation	121,883	130,962
Amortization of intangibles	15,528	8,501
Minority interest	840	4,123
Stock option-based compensation	20,573	—
Deferred income taxes	8,750	(8,067)
Pension expense, net of pension contributions	51,585	52,025
Change in other assets and liabilities, net	(84,890)	(102,982)

Net cash flow from operating activities	680,075	688,942

Cash flows from investing activities:
Purchase of property, plant and equipment	(90,807)	(107,453)
Payments for acquisitions, net of cash acquired	(57,086)	(243,238)
Payments for investments	(19,783)	(31,921)
Proceeds from investments	20,147	6,457
Proceeds from sale of assets	21,301	5,183
Decrease in marketable securities	93,803	—

Net cash used for investing activities	(32,425)	(370,972)

Cash flows from financing activities
(Payment of) proceeds from long-term debt and debt issuance costs	(391,709)	612,302
Dividends paid	(138,081)	(136,527)
Cost of common shares repurchased	(64,168)	(824,823)
Proceeds from issuance of common stock	9,227	59,450
Distributions to minority interest in consolidated partnerships	(1,351)	(5,253)

Net cash used for financing activities	(586,082)	(294,851)

Effect of currency rate change	3,198	(6,322)

Net increase in cash and cash equivalents	64,766	16,797
Balance of cash and cash equivalents at beginning of period	68,803	135,874

Balance of cash and cash equivalents at end of period	$133,569	$152,671

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 25, 2006

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period and year-to-date ended June 25, 2006, and the comparable periods of 2005, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the August 2005 sale of two newspapers in Washington State and a newspaper in Boise, Idaho, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At June 25, 2006 and December 25, 2005, there were no net assets related to these discontinued operations in the Condensed Consolidated Balance Sheets. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and twenty-six week periods ended June 26, 2005, are as follows:

(in millions of dollars)	Thirteen Weeks ended June 26, 2005	Twenty-six Weeks ended June 26, 2005
Revenues	$25.8	$49.5
Pretax income	$9.9	$17.8
Net income	$6.1	$11.0

NOTE 2 – Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” Management is in the process of studying the impact of this interpretation on the company’s financial accounting and reporting.

NOTE 3 – Stock-based compensation

Prior to December 26, 2005, the company accounted for stock-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under APB No. 25, the company generally did not recognize stock-based compensation for stock options in its statements of income prior to December 26, 2005 because the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. Under those provisions, the company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the company’s stock options been determined based on the fair value at grant date. Such amounts disclosed for the second quarter 2005 totaled $18.7 million of pre-tax stock-based compensation or $11.6 million on an after-tax basis ($0.04 per basic share and $0.06 per diluted share), and for the year-to-date 2005 totaled $37.5 million of pre-tax stock-based compensation or $23.2 million on an after-tax basis ($0.09 per basic share and $0.10 per diluted share).

Effective December 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for the quarter and year-to-date 2006, include (a) compensation costs for all unvested stock-based awards that were granted prior to December 25, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after December 25, 2005 based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) was to reduce pre-tax operating results by $10.3 million ($6.4 million after-tax or $0.03 per basic and diluted share) in the second quarter of 2006 and $20.6 million ($12.9 million after-tax or $0.05 per basic and diluted share) year-to-date. Results for prior periods have not been restated. The company’s stock option awards have graded vesting terms and the company recognizes compensation cost for these options on a straight-line basis over the requisite service period for the entire award (generally four years).

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

Expected Volatility –The fair value of stock based awards were valued based on a volatility factor calculated using market data for the company’s common stock. The time frame used was 36 months prior to grant date for awards prior to December 26, 2005 and 72 months for awards thereafter.

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

For the year-to-date periods ended June 25, 2006 and June 26, 2005, options were granted for 125,332 and 141,059 shares, respectively. The estimated fair values of the options granted were $15.43 and $15.18, respectively. The following assumptions were used to estimate the fair value of those options.

	Year-to-date
	2006	2005
Average expected term	6 yrs.	6 yrs.
Expected volatility	11.46%-22.00%	13.62%
Weighted average volatility	19.46%	13.62%
Risk-free interest rates	4.32%-4.84%	3.71%
Expected dividend yield	1.30%-1.40%	1.24%
Weighted average expected dividend	1.38%	1.24%

For the second quarter 2006, the company recorded stock-based compensation expense of $11.5 million, comprising $10.3 million on nonqualified stock options and $1.2 million on stock incentive rights. For the year-to-date 2006, the company recorded stock-based compensation of $22.9 million, consisting of $20.6 million on nonqualified stock options and $2.3 million on stock incentive rights. The related tax benefit for nonqualified stock options was $3.9 million for the second quarter and $7.7 million for the year-to-date period.

The following table illustrates the impact of adopting the fair value recognition provisions of SFAS No. 123(R) on income from operations, net income and net income per share for the quarter and year-to-date 2006. Stock-based compensation includes expenses on both nonqualified stock options and stock incentive rights. Stock incentive rights have the same impact under both SFAS No. 123(R) and APB 25.

Second Quarter

(amounts in thousands, except per share amounts)	As Reported Under SFAS No. 123(R)	Impact of Stock-based Compensation Expense	Accounted For Under APB 25
Income from operations	$537,883	$10,300	$548,183
Income before income taxes	$467,397	$10,300	$477,697
Net income	$310,497	$6,400	$316,897

Net income per share:
Basic	$1.31	$0.03	$1.34
Diluted	$1.31	$0.03	$1.34

Shares outstanding:
Basic	237,407,000		237,407,000
Diluted	237,767,000		237,767,000

Year-to-Date

(amounts in thousands, except per share amounts)	As Reported Under SFAS No. 123(R)	Impact of Stock-based Compensation Expense	Accounted For Under APB 25
Income from operations	$957,189	$20,600	$977,789
Income before income taxes	$821,806	$20,600	$842,406
Net income	$545,806	$12,900	$558,706

Net income per share:
Basic	$2.30	$0.05	$2.35
Diluted	$2.29	$0.05	$2.34

Shares outstanding:
Basic	237,595,000		237,595,000
Diluted	238,084,000		238,084,000

As of June 25, 2006, there was $35.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 2.6 years.

During the quarter and year-to-date 2006, options for 160,583 and 210,398 shares, respectively, of common stock were exercised. The company received $6.6 million and $9.2 million of cash, respectively, from the exercise of the options for the second quarter and year-to-date 2006. The intrinsic value of the options exercised was approximately $2.5 million and $3.0 million, respectively. The actual tax benefit realized from the tax deductions from the option exercises was $0.95 million for the second quarter 2006 and $1.1 million for the year-to-date 2006.

During the quarter and year-to-date 2005, options for 413,790 and 983,068 shares, respectively, of common stock were exercised. The company received $25.3 million and $59.4 million of cash, respectively from the exercise of the options for the quarter and year-to-date 2005. The intrinsic value of the options exercised was approximately $6.2 million and $17.4 million, respectively. The actual tax benefit realized from the tax deductions from the option exercised was $2.3 million for the second quarter 2005 and $6.6 million for the year-to-date 2005.

Option exercises are satisfied through the issuance of shares from treasury stock.

Prior to the adoption of SFAS No. 123(R), the company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as a financing cash flow. The amount of such excess tax benefits during the second quarter and year-to-date 2006 was $0.95 million and $1.1 million, respectively.

A summary of the status of the company’s stock option awards as of June 25, 2006 and changes thereto during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,913,513	$71.91
Granted	125,332	$57.77
Exercised	(210,398)	$43.88
Canceled	(435,301)	$75.47

Outstanding at quarter end	28,393,146	$72.00	5.9	$4,214,320

Vested and expected to vest	28,080,041	$72.10	5.9	$4,214,320
Options exercisable at quarter end	23,493,642	$73.64	5.7	$4,214,320

The weighted average grant date fair value of options granted during the year-to-date 2006 and 2005 was $14.55 and $15.18, respectively.

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

For the second quarter and year-to-date 2006, the company recorded compensation expense for restricted stock of $1.2 million and $2.3 million, respectively. The related tax benefit for the restricted stock compensation expense for the quarter and year-to-date 2006 was $444,000 and $875,000, respectively. For the second quarter and year-to-date 2005, the company recorded compensation expense for the restricted stock of $150,000 and $311,000, respectively. The related tax benefit for restricted stock compensation expense for the quarter and year-to-date 2005 was $57,000 and $118,000, respectively.

As of June 25, 2006, there was $14.2 million of unrecognized compensation cost related to non-vested restricted stock. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for restricted stock will be recognized on a straight-line basis over a weighted average period of 3.4 years.

A summary of the status of the restricted stock as of June 25, 2006 and changes during the period then ended is presented below.

	Shares	Weighted Average Fair Value
Restricted stock outstanding and unvested at December 25, 2005	275,409	$62.37
Granted	20,034	56.80
Vested and issued	(1,368)	82.70
Canceled	(9,934)	63.35

Restricted stock outstanding and unvested at June 25, 2006	284,141	$61.83

The value of the restricted stock vested and issued during the year-to-date 2006 was $113,000. During the year-to-date 2005, none of the restricted shares vested.

NOTE 4 – Acquisitions, investments and dispositions

During the first and second quarters of 2006, the company purchased several small non-daily products in the United States and Planet Discover, a provider of local, integrated online search and advertising technology. In April 2006, the company contributed the Muskogee (OK) Phoenix to the Gannett Foundation. In connection with the acquisition of Clipper Magazine, Inc. in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in the first quarter of 2006 as a result of certain performance metrics being achieved. The total cash paid in the second quarter and year-to-date June 25, 2006 for these transactions was approximately $14.9 million and $57.1 million, respectively.

During the second quarter, the company announced that it reached an agreement to acquire WATL-TV in Atlanta, which will create the company’s third duopoly. We expect the transaction will close at the conclusion of a regulatory review. Subsequent to the close of the quarter, the company established its second duopoly when it completed the acquisition of KTVD-TV in Denver.

In January 2006, the company also acquired an equity interest in 4INFO, a company offering a comprehensive suite of mobile phone search services. The company also invested in existing equity investments including CareerBuilder and ShopLocal during the first six months of 2006.

The financial statements reflect an allocation of purchase price that is preliminary for acquisitions after June 26, 2005.

NOTE 5 – Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at December 25, 2005. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at June 25, 2006, and December 25, 2005. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	June 25, 2006		Dec. 25, 2005
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$9,828,144	$—	$9,685,006	$—
Indefinite-lived intangibles	188,261	—	183,514	—
Amortized intangible assets:
Customer relationships	299,430	65,355	295,866	50,736
Other	22,243	3,778	20,243	2,869

Goodwill increased primarily due to the acquisition of Planet Discover, an additional payment made to the former owners of PointRoll, Inc. under terms of the acquisition agreement and an increase in the UK foreign exchange rate at June 25, 2006 as compared to December 25, 2005.

Indefinite-lived intangible assets and amortized intangible assets increased from preliminary purchase price allocations for the 2006 acquisitions.

Amortization expense was $7.8 million in the quarter ended June 25, 2006 and $15.5 million year-to-date. For the second quarter and year-to-date of 2005, amortization expense was $4.7 million and $8.5 million, respectively. The increase in amortization expense year-to-date 2006 as compared to 2005 is primarily related to the Detroit transaction and the acquisitions of PointRoll, Hometown Communications, and Tallahassee (FL) Democrat. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include advertiser archives, continuing education training modules, real estate access rights and patents. For each of the next five years, amortization expense relating to the identified intangible assets is expected to be approximately $31 million.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006
Acquisitions and adjustments	14,594	—	14,594
Dispositions	(701)	—	(701)
Foreign currency exchange rate changes	129,130	115	129,245

Balance at June 25, 2006	$8,278,404	$1,549,740	$9,828,144

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 25, 2005	$182,652	$862	$183,514
Acquisitions and adjustments	639	—	639
Foreign currency exchange rate changes	4,108	—	4,108

Balance at June 25, 2006	$187,399	$862	$188,261

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 25, 2005	$253,698	$8,806	$262,504
Acquisitions and adjustments	5,564	—	5,564
Amortization	(15,150)	(378)	(15,528)

Balance at June 25, 2006	$244,112	$8,428	$252,540

NOTE 6 – Long-term debt

At June 25, 2006, the company had a total of $4.169 billion of credit available under three revolving credit agreements. These revolving credit agreements provide back-up for commercial paper and for general corporate purposes. As a result, commercial paper is carried on the balance sheet as long-term debt.

In May 2006, the company sold $750 million aggregate principal amount of floating rate notes due May 26, 2009 and $500 million aggregate principal amount of 5.75% notes due June 1, 2011 in an underwritten public offering. Net proceeds of the offering were used to repay a portion of the company’s commercial paper borrowings.

Approximate annual maturities of long-term debt, assuming that the company used the $4.169 billion credit available under the revolving credit agreements to refinance, on a long-term basis, existing unsecured promissory notes and the loans issued in the UK to the former shareholders of Newquest and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	June 25, 2006
2007	—
2008	—
2009	1,721,758
2010	2,331,875
2011	496,872
Later years	498,710

Total	5,049,215

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.03 billion at June 25, 2006.

NOTE 7 – Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the second quarter and first six months of 2006 and 2005 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Service cost-benefits earned during the period	$26,450	$24,964	$52,950	$49,810
Interest cost on benefit obligation	45,700	42,954	91,400	85,746
Expected return on plan assets	(61,125)	(55,674)	(122,225)	(111,121)
Amortization of prior service credit	(5,125)	(5,358)	(10,250)	(10,667)
Amortization of actuarial loss	16,450	15,892	32,900	31,733

Pension expense for company-sponsored retirement plans	22,350	22,778	44,775	45,501
Union and other pension cost	3,405	3,262	6,810	6,524

Pension cost	$25,755	$26,040	$51,585	$52,025

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the second quarter and first six months of 2006 and 2005 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Service cost-benefits earned during the period	$750	$574	$1,500	$1,148
Interest cost on benefit obligation	3,525	3,750	7,050	7,500
Amortization of prior service credit	(3,225)	(3,125)	(6,450)	(6,250)
Amortization of actuarial loss	1,200	800	2,400	1,600

Net periodic postretirement cost	$2,250	$1,999	$4,500	$3,998

Curtailment gain	$—	$(23,500)	$—	$(23,500)

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

The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a comparison of the company’s net income before taxes (“NIBT”) for the 2008 fiscal year relative to NIBT for the 2005 fiscal year, (ii) a comparison of the company’s total shareholder return (“TSR”) (defined as change in stock price plus reinvested dividends) relative to the TSR of the companies (other than the company) comprising the S&P 500 Publishing Index during the Performance Period, and (iii) another performance measure, which the company considers to be proprietary business information. Actual payouts of performance shares and performance units under the LTIP, if any, will be determined by a formula, which measures performance against the targets during the Performance Period. If performance is below the applicable threshold level for all of the targets, then no LTIP payouts will be made. To the extent that performance exceeds the applicable threshold level for any combination of the targets, a varying amount of performance shares and performance units will be earned.

NOTE 10 – Comprehensive income

Comprehensive income for the company includes net income, foreign currency translation adjustments, and minimum pension liability adjustments.

The table below presents the components of comprehensive income for the second quarter and year-to-date of 2006 and 2005.

	Second Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Net income	$310,497	$338,643	$545,806	$604,380
Other comprehensive (loss) income	139,915	(85,773)	150,326	(183,837)

Comprehensive income	$450,412	$252,870	$696,132	$420,543

Other comprehensive income (loss) consists primarily of foreign currency translation adjustments.

NOTE 11 – Outstanding shares

The weighted average number of common shares outstanding (basic) in the second quarter totaled 237,407,000 compared to 246,374,000 for the second quarter of 2005. The weighted average number of diluted shares outstanding in the second quarter of 2006 totaled 237,767,000 compared to 248,009,000 for the second quarter of 2005.

The weighted average number of common shares outstanding (basic) in the first six months of 2006 totaled 237,595,000 compared to 249,244,000 for the first six months of 2005. The weighted average number of diluted shares outstanding in the first six months of 2006 totaled 238,084,000 compared to 251,134,000 for the first six months of 2005. The decline is the result of the company’s share repurchase program. See Part II, Item 2 for information on share repurchases.

NOTE 12 – Business segment information

Beginning with the first quarter of 2006, the company began recording stock-based compensation expense in connection with the requirements of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. For the second quarter and the year-to-date 2006, this non-cash expense item totaled $10.3 million and $20.6 million, respectively, and has been allocated to the Newspaper, Broadcasting and Corporate segments. Corporate expense of $40.8 million includes $6.3 million of stock-based compensation which accounts for nearly all of the year over year expense increase for this category. See Note 3 for further discussion of stock-based compensation.

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

Excluding discontinued operations (unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	June 25, 2006	June 26, 2005
Net Operating Revenues:
Newspaper publishing	$1,822,489	$1,712,744	6.4
Broadcasting	205,420	197,888	3.8

Total	$2,027,909	$1,910,632	6.1

Operating Income (net of depreciation and amortization):
Newspaper publishing	$464,935	$476,206	(2.4)
Broadcasting	93,288	90,739	2.8
Corporate	(20,340)	(17,309)	(17.5)

Total	$537,883	$549,636	(2.1)

Depreciation and Amortization:
Newspaper publishing	$56,213	$62,232	(9.7)
Broadcasting	8,088	7,944	1.8
Corporate	4,187	3,899	7.4

Total	$68,488	$74,075	(7.5)

Operating Cash Flow:
Newspaper publishing	$521,148	$538,438	(3.2)
Broadcasting	101,376	98,683	2.7
Corporate	(16,153)	(13,410)	(20.5)

Total	$606,371	$623,711	(2.8)

Excluding discontinued operations (unaudited, in thousands of dollars)	Twenty-six weeks ended		% Inc (Dec)
	June 25, 2006	June 26, 2005
Net Operating Revenues:
Newspaper publishing	$3,522,455	$3,316,637	6.2
Broadcasting	387,995	362,445	7.0

Total	$3,910,450	$3,679,082	6.3

Operating Income (net of depreciation and amortization):
Newspaper publishing	$832,904	$881,827	(5.5)
Broadcasting	165,093	149,423	10.5
Corporate	(40,808)	(34,054)	(19.8)

Total	$957,189	$997,196	(4.0)

Depreciation and Amortization:
Newspaper publishing	$112,930	$114,570	(1.4)
Broadcasting	16,114	15,644	3.0
Corporate	8,367	7,888	6.1

Total	$137,411	$138,102	(0.5)

Operating Cash Flow:
Newspaper publishing	$945,834	$996,397	(5.1)
Broadcasting	181,207	165,067	9.8
Corporate	(32,441)	(26,166)	(24.0)

Total	$1,094,600	$1,135,298	(3.6)

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended June 25, 2006

	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$521,148	$101,376	$(16,153)	$606,371
Less:
Depreciation	(48,639)	(7,898)	(4,187)	(60,724)
Amortization	(7,574)	(190)	—	(7,764)

Operating income	$464,935	$93,288	$(20,340)	$537,883

Thirteen weeks ended June 26, 2005

	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$538,438	$98,683	$(13,410)	$623,711
Less:
Depreciation	(57,945)	(7,535)	(3,899)	(69,379)
Amortization	(4,287)	(409)	—	(4,696)

Operating income	$476,206	$90,739	$(17,309)	$549,636

Twenty-six weeks ended June 25, 2006

	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$945,834	$181,207	$(32,441)	$1,094,600
Less:
Depreciation	(97,781)	(15,735)	(8,367)	(121,883)
Amortization	(15,149)	(379)	—	(15,528)

Operating income	$832,904	$165,093	$(40,808)	$957,189

Twenty-six weeks ended June 26, 2005

	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$996,397	$165,067	$(26,166)	$1,135,298
Less:
Depreciation	(106,724)	(14,989)	(7,888)	(129,601)
Amortization	(7,846)	(655)	—	(8,501)

Operating income	$881,827	$149,423	$(34,054)	$997,196

NOTE 13 – Earnings per share

The company’s earnings per share (basic and diluted) for the quarters and six months ended June 25, 2006 and June 26, 2005 are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Income from continuing operations	$310,497	$332,572	$545,806	$593,375
Income from discontinued operations	—	6,071	—	11,005

Net income	$310,497	$338,643	$545,806	$604,380

Weighted average number of common shares outstanding (basic)	237,407	246,374	237,595	249,244
Effect of dilutive securities	360	1,635	489	1,890

Weighted average number of common shares outstanding (diluted)	237,767	248,009	238,084	251,134

Earnings per share (basic)	$1.31	$1.37	$2.30	$2.42
Earnings per share (diluted)	$1.31	$1.37	$2.29	$2.42

NOTE 14 – Litigation

On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a purported class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after January 1, 1998, the date that certain amendments to the Plan took effect. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. The court has granted the plaintiffs’ motion to certify a class. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the second quarter and first six months of 2006 would have decreased approximately 1.9% and 2.0%, respectively. Because the company has $2.04 billion in commercial paper obligations that have relatively short-term maturity dates, and $750 million in floating rate notes outstanding at June 25, 2006, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.04 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $14.0 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.03 billion at June 25, 2006.

Item 4. Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of June 25, 2006, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
3/27/06 - 4/30/06	330,700		$57.25	330,700	$292,979,705
5/01//06 – 5/28/06	55,300		$54.25	55,300	$289,979,465
5/29/06 - 6/25/06	771,100	*	$54.22	771,100	$248,167,283
Total 2nd Quarter 2006	1,157,100		$55.09	1,157,100	$248,167,283

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

Subsequent to the end of the quarter, as of July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock.

*	In addition to the above, at the end of June 2006, 147,400 shares were repurchased as part of the publicly announced repurchase program, at an average price of $54.26, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $240,169,981.

Item 4. Submission of Matters to a Vote of Securityholders

The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 18, 2006. The following describes the actions taken at the Annual Meeting.

Three nominees were re-elected to the Board of Directors. Tabulation of votes for each of the nominees was as follows:

	For	Withhold Authority
Marjorie Magner	205,498,529	2,366,038
Duncan M. McFarland	205,474,718	2,389,849
Karen Hastie Williams	203,858,747	4,005,820

The Board of Directors elected Craig A. Dubow its Chairman effective July 1, 2006. He will also continue as President and Chief Executive Officer of the company. Former Chairman Douglas H. McCorkindale announced his retirement from the board and the company effective June 30, 2006.

The proposal to ratify Ernst & Young LLP as the company’s independent auditor was approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-vote
Ratification of independent auditors	205,917,457	440,309	1,506,801	- 0 -

The proposal to re-approve the material terms of the performance measures in the Company’s 2001 Omnibus Incentive Compensation Plan was approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-vote
Proposal to re-approve	189,497,305	16,460,837	1,906,425	- 0 -

The shareholder proposal concerning annual election of directors received a majority of the votes cast but, as described in the company’s 2006 proxy statement, was not implemented for the procedural reasons specified in the proxy statement. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-vote
Shareholder proposal	147,826,981	36,663,510	2,177,370	21,196,706

The shareholder proposal concerning independent board chairman was not approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-vote
Shareholder proposal	85,134,252	99,370,444	2,163,165	21,196,706

Item 5. Other Information

On July 25, 2006, director Stephen P. Munn informed the company that he has decided, for personal reasons, to resign from the Board of Directors, effective August 1, 2006. Management thanks Mr. Munn for his dedicated service to the company and its shareholders.

Item 6. Exhibits

(a) Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2006	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

4-5	Fifth Supplemental Indenture between Gannett Co., Inc. and Wells Fargo Bank, National Association, as Trustee.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.