Form 10-Q
period 2006-09-24
GANNETT CO INC /DE/
filed 2006-10-27
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 16, 2006, was 234,314,846.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Unless stated otherwise, as in the section titled “Discontinued Operations”, all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations. Therefore, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald which were disposed of in an asset exchange during the third quarter of 2005, are excluded from third quarter and year-to-date 2005 results from continuing operations.

Operating Summary

During the quarter ended September 25, 2005, Knight Ridder, Inc. sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning August 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported in other revenues.

As a result of the change in the company’s ownership of the Detroit newspaper operations, which required a change in accounting from the equity method to full consolidation, significant variances in reported revenues and expenses for the third quarter of 2006 and first nine months of 2006 compared with the same periods in 2005 have resulted.

On December 25, 2005, the company completed the expansion and reorganization, with MediaNews Group, of the Texas-New Mexico Newspapers Partnership. The company’s ownership interest in the partnership was reduced and MediaNews Group became the managing partner. Results for the Texas-New Mexico Partnership are no longer consolidated in the company’s financial statements. The company’s 40.6% interest in the partnership’s results is now included in other revenues in the Consolidated Statements of Income. This change in ownership and the attendant change in accounting also affect revenue and expense comparisons on an as reported basis.

On June 26, 2006, the company completed the acquisition of KTVD-TV in Denver, which created the company’s second duopoly. On August 7, 2006, the company announced it had completed the acquisition of WATL-TV in Atlanta, which created the company’s third duopoly.

To provide better comparisons of operating results in light of these and other transactions, the Newspaper Results section and Broadcasting Results section, below, provide pro forma amounts and discussion when comparing our third quarter and first nine months of 2006 results to the same periods in 2005.

The company also began reporting stock-based compensation expense in the first quarter of 2006 as required by Statement of Financial Accounting Standards No. 123(R). Total non-cash compensation expense was $10.3 million ($6.4 million after tax or $0.03 per share) in the third quarter and $34.4 million ($21.3 million after tax or $0.09 per share) for the first nine months of 2006. Refer to Note 3 “Stock-based compensation” in the Notes to Condensed Consolidated Financial Statements for further information concerning this matter.

Earnings from continuing operations per diluted share were $1.11 for the third quarter of 2006 and $3.40 for the year-to-date 2006 compared with $1.13 for the third quarter of 2005 and $3.49 for the year-to-date 2005. Net income per diluted share, on a generally accepted accounting principles (“GAAP”) basis, was $1.11 for the third quarter of 2006 compared to $1.22 for the comparable period in 2005. Net income per diluted share for the nine months was $3.40 for 2006 and $3.62 for 2005. Earnings from operations of the discontinued businesses, excluding the gain on disposition, per diluted share were $0.01 for the third quarter of 2005 and $0.06 for the year-to-date 2005. In the third quarter of 2005 Gannett also reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Operating revenues rose 2.7% to $1.91 billion in the third quarter and 5.1% to $5.83 billion in the first nine months, reflecting the full consolidation of Detroit newspaper operations beginning on August 1, 2005 and the deconsolidation of Texas-New Mexico Partnership operations effective December 26, 2005. If Gannett had owned the same properties on the same basis for the full quarter and year-to-date periods in 2005 as in 2006, revenues from continuing operations would have been slightly higher in the third quarter and year-to-date 2006.

Operating income was $455.0 million for the third quarter of 2006 and $473.2 million for the third quarter of 2005. Operating income decreased from $1.47 billion for the year-to-date 2005 to $1.41 billion for the year-to-date 2006. Income from continuing operations was $261.4 million for the third quarter of 2006 and $807.2 million year-to-date compared to $274.6 million and $868.0 million for the same periods last year. Higher newsprint, interest and stock-based compensation expense tempered the company’s results for the third quarter 2006. In addition to these factors, the company’s results for year-to-date in 2006 were also impacted by a lower UK exchange rate. Expenses for the quarter and year-to-date 2005 include the benefit of a curtailment of retiree medical and life insurance coverage for certain US employees.

Newspaper Results

Acquisitions and other transactions affecting newspaper comparisons include the Tallahassee Democrat acquired in late August 2005, the reorganization and full consolidation of the Detroit newspapers since August 2005, Mint Magazine acquired in July 2005, PointRoll, Inc., acquired in June 2005, Hometown Communications Network, Inc., acquired in late March 2005 and the expansion and reorganization of the Texas-New Mexico Newspapers Partnership on December 25, 2005. (Refer to Note 4 “Acquisitions, investments and dispositions” in the Notes to Condensed Consolidated Financial Statements for further information concerning these matters.)

Reported newspaper publishing revenues increased $19.8 million or 1% for the third quarter of 2006, as compared to the third quarter of 2005, and rose by $225.6 million or 5% for the year-to-date, primarily due to the Detroit newspaper transaction. Assuming the company had owned the same properties as of September 24, 2006 for all periods presented, newspaper publishing revenues would have decreased less than 1% for the third quarter and for the nine months ended 2006, as compared to the same periods in 2005. Domestic advertising revenues decreased 1% on a pro forma basis for the third quarter and increased 1% for the nine months ended 2006, as compared to the same periods in 2005. On a constant currency basis, pro forma newspaper advertising revenue decreased 2% for the third quarter and 1% year-to-date. The average exchange rate used to translate UK newspaper results from Sterling to U.S. dollars increased 4% from 1.79 for the third quarter 2005 to 1.87 for the third quarter 2006, and decreased 2% from 1.85 for the year-to-date 2005 to 1.81 for the year-to-date 2006.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 18%, respectively, of total newspaper revenues for both the third quarter and year-to-date 2006. Advertising revenues include amounts derived from advertising placed with newspaper related internet products. Other publishing revenues are mainly earnings from the company’s 50% owned joint operating agency in Tucson (and Detroit for the first eight months of 2005), revenue from PointRoll and earnings from its 19.49% equity interest in the California Newspapers Partnership and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership (for the first nine months of 2006). The table below presents these components of reported revenues for the third quarter and first nine months of 2006 and 2005.

Newspaper publishing revenues, in thousands of dollars

Third Quarter	2006	2005	% Change
Newspaper advertising	$1,280,297	$1,274,323	—
Newspaper circulation	316,724	316,242	—
Commercial printing and other	121,354	107,980	12

Total	$1,718,375	$1,698,545	1

Year-to-date	2006	2005	% Change
Newspaper advertising	$3,924,192	$3,767,007	4
Newspaper circulation	961,996	935,281	3
Commercial printing and other	354,642	312,894	13

Total	$5,240,830	$5,015,182	4

The tables below present the components of reported newspaper advertising revenues for the third quarter and year-to-date of 2006 and 2005.

Advertising revenues, in thousands of dollars

Third Quarter	2006	2005	% Change
Local	$537,846	$537,543	—
National	191,709	183,115	5
Classified	550,742	553,665	(1)

Total advertising revenue	$1,280,297	$1,274,323	—

Year-to-date	2006	2005	% Change
Local	$1,647,134	$1,580,990	4
National	612,447	560,856	9
Classified	1,664,611	1,625,161	2

Total advertising revenue	$3,924,192	$3,767,007	4

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the third quarter of 2006 were owned on the same basis throughout the periods discussed. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

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

Advertising revenues, in thousands of dollars (pro forma)

Third Quarter	2006	2005	% Change
Local	$537,846	$533,416	1
National	191,709	198,441	(3)
Classified	550,742	563,933	(2)

Total advertising revenue	$1,280,297	$1,295,790	(1)

Year-to-date	2006	2005	% Change
Local	$1,646,184	$1,633,708	1
National	612,399	624,909	(2)
Classified	1,663,928	1,698,621	(2)

Total advertising revenue	$3,922,511	$3,957,238	(1)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter	2006	2005	% Change
Local	8,109	8,130	—
National	857	991	(14)
Classified	14,107	14,233	(1)

Total Run-of-Press linage	23,073	23,354	(1)

Preprint distribution	2,831	2,897	(2)

Year-to-date	2006	2005	% Change
Local	25,062	25,208	(1)
National	2,848	3,074	(7)
Classified	41,803	42,392	(1)

Total Run-of-Press linage	69,713	70,674	(1)

Preprint distribution	8,745	8,942	(2)

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis, in thousands of dollars.

Third Quarter	2006	2005
Pro forma advertising revenues	$1,280,297	$1,295,790
Net effect of transactions, including
Detroit and Texas-New Mexico Partnership	—	(21,467)

As reported advertising revenues	$1,280,297	$1,274,323

Year-to-date	2006	2005
Pro forma advertising revenues	$3,922,511	$3,957,238
Net effect of transactions, including
Detroit and Texas-New Mexico Partnership	1,681	(190,231)

As reported advertising revenues	$3,924,192	$3,767,007

Newspaper advertising revenues, on a pro forma basis, for the third quarter 2006 decreased 1% over the third quarter of 2005; however, on a constant currency basis, pro forma newspaper advertising revenues would have decreased 2%. U.S. results were stronger than UK results as domestic newspaper advertising decreased 1%. For the year-to-date 2006, pro forma newspaper advertising revenues declined 1% over year-to-date 2005. On a constant currency basis, pro forma newspaper advertising revenues would have decreased less than 1%.

For the third quarter of 2006 compared to the same period 2005, reported local advertising revenues were up less than 1% while pro forma local advertising revenues rose 1%, with pro forma local linage remaining constant. For the year-to-date 2006 compared to the same period 2005, reported and pro forma local advertising revenues rose 4% and 1%, respectively, with pro forma local linage down 1%. On a constant currency, pro forma basis, local advertising increased less than 1% for the quarter and 1% year-to-date over similar periods of 2005. The increase in reported revenues reflects, in part, the consolidation of Detroit newspaper operations partially offset by the Texas-New Mexico Partnership deconsolidation. Pro forma local advertising in the U.S. for the quarter was up 1%.

Reported national advertising revenues for the third quarter 2006 were up 5% from the same period of 2005 primarily due to the Detroit transaction. On a pro forma basis, national advertising revenues were down 3% for the third quarter 2006 as compared to the same period 2005, due in part to the absence of hurricane-related advertising in the company’s Gulf region properties. For the third quarter 2006, USA TODAY advertising revenues increased 1% as compared to the third quarter 2005. Year-to-date, reported national advertising revenues were up 9% and pro forma national advertising revenues declined 2% on a 7% pro forma volume decline as compared to the same period of 2005. USA TODAY advertising revenues declined 1% year-to-date. Paid advertising pages at USA TODAY were 912 for the third quarter compared to 981 for the same period last year. Year-to-date, paid advertising pages at USA TODAY for 2006 and 2005 were 3,039 and 3,273, respectively.

For the third quarter of 2006, reported classified advertising revenues decreased 1%. On a pro forma basis, classified advertising revenues for the third quarter decreased 2% on a linage decrease of 1%. On a pro forma, constant currency basis, classified advertising revenues for the third quarter of 2006 were down 4% over the same period in 2005. For the first nine months of 2006, reported classified advertising revenues rose 2% over the same period last year. On a pro forma basis, classified advertising revenues decreased 2% and linage decreased 1%. On a pro forma, constant currency basis, classified advertising revenues for the first nine months of 2006 were down 2% over the same period in 2005. The increase in reported revenues for the year-to-date period reflects, in part, the consolidation of Detroit newspaper operations since August 1, 2005 as well as acquisitions. Overall, classified results in our domestic newspapers were stronger than in the UK. On a pro forma basis, real estate revenues were up 8% for the quarter and 10% year-to-date, employment revenues were down 6% for the quarter and 5% year-to-date, and auto advertising revenues decreased 10% and 13% for the third quarter and year-to-date, respectively.

Total domestic newspaper online revenues were strong during the quarter and year-to-date 2006, increasing 22% and 30%, respectively, over 2005.

Circulation revenues, as reported, rose slightly for the third quarter and 3% for the first nine months of 2006, reflecting the consolidation of Detroit newspaper operations. Pro forma net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 3% in the third quarter and 2% in the first nine months of 2006. Sunday net paid circulation was down 2% from the comparable quarter and year-to-date periods of last year. USA TODAY circulation declined slightly in the third quarter and first nine months of 2006.

Reported newspaper operating expenses rose $53.8 million or 4% for the quarter and $308.6 million or 8.3% for the first nine months of 2006, reflecting the consolidation of Detroit newspaper operations and increased newsprint and stock-based compensation expense. Newspaper segment expenses include $5.9 million and $19.6 million of stock-based compensation expense in the third quarter and year-to-date 2006, respectively. Excluding stock-based compensation, newspaper operating expenses on a pro forma basis increased 1% for both the quarter and year-to-date periods of 2006 over the comparable periods of 2005. Newspaper expenses for the quarter and year-to-date 2005 include the benefit of a curtailment of retiree medical and life insurance coverage for certain US newspaper employees. Costs for non-daily publications, including newsprint, were higher for the third quarter and year-to-date reflecting recent acquisitions and internal growth.

The consolidation of Detroit increased reported newsprint expense, which was up 7% for the quarter and 11% year-to-date, also reflecting higher newsprint prices. For the third quarter, newsprint prices increased 11% and usage was down 4%. Newsprint prices for the first nine months of 2006 increased 10% and usage increased less then 1%. On a pro forma basis, newsprint expense for the quarter and first nine months was up 4% and 5%, respectively, reflecting an 11% increase in price for the quarter and year-to-date and a 6% and 5% decline in usage, respectively. For the remainder of 2006, newsprint prices are expected to be above 2005 levels.

Newspaper operating income for the quarter decreased $34.0 million or 8% and $82.9 million or 6% for the year-to-date, reflecting soft advertising demand in the U.S and UK. Higher newsprint costs and stock-based compensation expense also tempered newspaper results. In addition to these factors, the newspaper results for the year-to-date were impacted by a lower UK exchange rate. Newspaper expense for the quarter and year-to-date 2005 include the benefit of a curtailment of retiree medical and life insurance coverage for certain US newspaper employees. Excluding stock-based compensation expense, newspaper operating income decreased $28.1 million or 6.6% for the quarter and decreased $63.3 million or 4.8% for the year-to-date.

Broadcasting Results

The company completed the acquisitions of KTVD-TV in Denver in late June 2006 and WATL-TV in Atlanta in early August 2006, which created the company’s second and third duopolies.

Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Reported broadcasting revenues increased $29.8 million or 17.9% in the third quarter of 2006 and $55.4 million or 10.5% for the first nine months of 2006. Assuming the company had owned the same properties as of September 24, 2006 for all periods presented, broadcasting revenues would have increased $19.9 million or 11.1% for the third quarter and $45.0 million or 7.9% for the nine months ended 2006. The quarter and year-to-date reported improvement reflects increased demand for political and issue related advertising and the incremental revenue from the two acquired broadcast stations. The year-to-date 2006 comparison also benefited from the Winter Olympic Games on the company’s NBC affiliates and higher internet revenues.

Television revenues, which exclude Captivate, increased 19% for the quarter with local revenues up 13% and national revenues up 26%. On a pro forma basis, television revenues increased 11% for the quarter with local revenues up 6% and national revenues up 19%. For the first nine months of 2006, reported television revenues increased 10% with local revenues up 10% and national revenues up 11%. For the first nine months of 2006, on a pro forma basis, television revenues increased 8% with local revenues up 7% and national revenues up 8%. For the third quarter and year-to-date, higher advertising revenues from services, home improvement and telecommunications categories were partially offset by declines in retail and restaurants categories. In the third quarter automotive advertising revenues also increased but were slightly lower for the year-to-date 2006. Online revenues for the company’s television stations were up 48% and 58% for the third quarter and year-to-date, respectively.

Reported broadcasting operating expenses increased 11% for the third quarter and 7% for the first nine months of 2006 to $116.5 and $339.4 million. Broadcasting expenses include $1.2 million and $3.9 million of stock-based compensation expense, for the quarter and year-to-date, respectively. Excluding stock-based compensation, reported broadcasting expenses would have increased 10% for the quarter and 6% year-to-date, primarily due to the acquisition of the two broadcast stations, selling costs and additional news and entertainment programming opportunities. Reported operating income from broadcasting was up $18.4 million or 30.1% in the third quarter and $34.1 million or nearly 16.2% year-to-date.

Assuming the company had owned the same properties as of September 24, 2006 for all periods presented, broadcasting operating expenses would have increased 7% and 5% for the third quarter and first nine months of 2006, respectively.

Corporate Results

Corporate expenses were $19.4 million and $60.2 million for the quarter and year-to-date 2006, respectively, as compared to $16.7 million and $50.7 million for the corresponding periods last year. Excluding non-cash stock compensation of $3.3 million and $10.9 million for the quarter and year-to-date 2006, respectively, corporate expenses declined 3.6% for the quarter and 2.9% year-to-date as compared to the same periods last year.

Operating Cash Flow

The company’s consolidated operating cash flow, defined as operating income plus depreciation and amortization of intangible assets, was $524.3 million for the third quarter of 2006 and $1,618.9 million for the first nine months of 2006 compared to $540.9 million for the third quarter of 2005 and $1,676.2 million for the first nine months 2005. Excluding stock-based compensation, operating cash flow decreased $6.3 million for the third quarter and $22.9 million year-to-date, reflecting a decline in newspaper cash flow partially offset by an increase in broadcasting cash flow. All references to “operating cash flow” are to a non-GAAP financial measure. Management believes that use of this measure allows investors and management to measure, analyze and compare the cash resources generated from its business segment operations in a meaningful and consistent manner. The focus on operating cash flow is appropriate given the consistent and generally predictable strength of cash flow generation by newspaper and broadcasting operations, and the short period of time it takes to convert new orders to cash. A reconciliation of these non-GAAP amounts to the company’s operating income, which the company believes is the most directly comparable financial measure calculated and presented in accordance with GAAP on the company’s consolidated statements of income, is presented in Note 12 “Business Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Non-Operating Income and Expense / Provision for Income Taxes

The company’s interest expense increased $20.0 million or 36.5% for the quarter and $58.8 million or 39.6% year-to-date, reflecting higher short-term interest rates for both the quarter and the year-to-date period and increased average debt outstanding related to share repurchase activity, acquisitions and investments for the year-to-date period. The daily average outstanding balance of commercial paper was $2.36 billion during the third quarter of 2006 and $3.51 billion during the third quarter of 2005. The daily average outstanding balance of commercial paper was $2.95 billion during the first nine months of 2006 and $3.30 billion during the first nine months of 2005. The weighted average interest rate on commercial paper was 5.3% and 3.4% for the third quarter of 2006 and 2005, respectively. For the year-to-date period of 2006 and 2005, the weighted average interest rate on commercial paper was 4.8% and 3.0%, respectively.

Because the company has $2.49 billion in commercial paper obligations at September 24, 2006 that have relatively short-term maturity dates, and the company has $750 million of floating-rate term debt, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.49 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $16.2 million.

In all periods presented, non-operating income and expense includes investment income and gains as well as costs associated with certain minority interest investments in online/new technology businesses.

Non-operating items for 2006 also include minority interest expense related to the Detroit Newspaper Partnership and in the year-to-date period, a gain on the sale of the company’s 10.5% interest in the Cincinnati Reds baseball team. Non-operating items in 2005 also included minority interest expense related to the Texas-New Mexico Partnership, which is not present in 2006 due to the deconsolidation of this entity.

The company’s effective income tax rate was 31.5% for the third quarter and 32.9% for the first nine months of 2006 compared to 33.4% for the same periods last year. The lower tax rate for the quarter primarily reflects the favorable settlement of several state tax audits during this period.

Income from Continuing Operations

Income from continuing operations reflects the expensing of stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R). The company’s income from continuing operations was $261.4 million for the third quarter 2006 and $807.2 million for the year-to-date 2006 compared to $274.6 million for the third quarter 2005 and $868.0 million for the year-to-date 2005. Earnings from continuing operations per diluted share for the third quarter of 2006 were $1.11 versus $1.13 in the third quarter 2005, and were $3.40 for the first nine months of 2006 versus $3.49 in the first nine months of 2005. Total non-cash expense for stock-based compensation reduced earnings per diluted share by $0.03 in the third quarter 2006 and by $0.09 for the first nine months of 2006.

Discontinued Operations

Earnings from discontinued operations for 2005 represent the combined operating results (net of income taxes) of the (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian, and The Bellingham Herald that were part of the exchange transaction with Knight Ridder that was completed in August 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented. Taxes provided on the earnings from discontinued operations in the third quarter of 2005 and first nine months of 2005 totaled $2.2 million and $9.0 million, respectively, covering U.S. federal and state income taxes and represent an effective rate of approximately 38%. The excess of this effective rate over the U.S. federal statutory rate of 35% is due principally to state income taxes. Also included in discontinued operations is the $18.8 million gain recognized, net of tax, in the third quarter of 2005 on the disposal of these properties. Taxes provided on the gain from the disposal totaled approximately $147 million, covering U.S. federal and state income taxes and represent an effective rate of 88.7%. The excess of this effective rate over the U.S. federal statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.01 and $0.06 for the third quarter 2005 and first nine months of 2005, respectively. In the third quarter of 2005, Gannett also reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Net Income

The company’s decline in net income was $35.6 million for the third quarter and $94.2 million for the year-to-date. Net income per diluted share was $1.11 versus $1.22 for the third quarter and for the year-to-date it was $3.40 versus $3.62. This decline in net income and earnings per diluted share reflects inclusion in 2005 results of discontinued operations items and the impact of the expensing of stock-based compensation beginning in 2006 in the after-tax amount of $6.4 million or $0.03 per diluted share for the third quarter 2006 and $21.3 million or $0.09 per diluted share for the first nine months of 2006.

The weighted average number of diluted shares outstanding for the third quarter of 2006 totaled 236,234,000 compared to 244,013,000 for the third quarter of 2005. For the first nine months of 2006 and 2005, the weighted average number of diluted shares outstanding totaled 237,459,000 and 248,753,000, respectively. The decline is the result of the company’s share repurchase program under which approximately 17.6 million shares were repurchased during 2005 as well as 2.3 million shares repurchased during the third quarter and 3.5 million shares repurchased year-to-date 2006. See Part II, Item 2 for information on share repurchases.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The company’s cash flow from operating activities was $1,094.2 million for the first nine months of 2006, up from $1,078.6 million in the first nine months of 2005, reflecting higher broadcast earnings offset by higher newsprint and interest expense. Cash flow from operating activities for the first nine months of 2005 includes approximately $14.6 million from discontinued operations.

Cash flows used in the company’s investing activities totaled $704.3 million for the nine months of 2006, reflecting $134.9 million of capital spending, $402.5 million of payments for acquisitions discussed in Note 4 to the financial statements, and $321.0 million invested in existing equity holdings including the California Newspapers Partnership, CareerBuilder.com, ShopLocal.com, Topix.net, and the company’s initial investment in 4INFO. These cash outflows were partially offset by a $93.8 million decrease in marketable securities, $25.8 million of proceeds from the sale of assets, and $34.5 million of proceeds from investments.

Cash used by the company for financing activities totaled $332.3 million for the first nine months of 2006 reflecting the payment of dividends totaling $206.9 million and the repurchase of common stock of $189.8 million. The company’s regular quarterly dividend of $0.31 per share, which was declared in the third quarter of 2006, totaled $73.1 million and was paid on October 2, 2006.

The company completed the acquisitions of KTVD-TV in Denver in late June 2006 and WATL-TV in Atlanta in early August 2006, which created the company’s second and third duopolies.

In August 2006, the company invested an additional $145 million in the California Newspapers Partnership (“CNP”) in conjunction with the CNP’s acquisition of the Contra Costa Times and the San Jose Mercury News and related publications and web sites. The company’s additional investment enabled it to maintain its 19.49% ownership in the CNP. Equity earnings of the partnership are recorded as part of other revenue in the consolidated statements of income.

In August 2006, the company, McClatchy Company and Tribune Company announced an agreement concerning their ownership stakes in CareerBuilder.com, ShopLocal.com and Topix.net. Under the terms of the agreement, the company and Tribune Company increased each of their equity stakes in CareerBuilder.com and ShopLocal.com to 42.5%, and in Topix.net to 31.9%. The company paid McClatchy $155 million in connection with this agreement.

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of September 24, 2006, the company had remaining authority to repurchase up to $1,122.6 million of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

In May 2006, the company sold $750 million aggregate principal amount of floating rate notes due May 26, 2009 and $500 million aggregate principal amount of 5.75% notes due June 1, 2011 in an underwritten public offering. Net proceeds of the offering were used to repay a portion of the company’s commercial paper borrowings.

Other receivables in the Condensed Consolidated Balance Sheets reflect expected settlement with the Internal Revenue Service of certain items which had been under examination for tax years 1995 to 2003, as well as refunds from various U.S. state tax jurisdictions.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A by Standard & Poor’s and A2 by Moody’s Investors Service. In October 2006, Standard & Poor’s and Moody’s Investors Service placed our long-term corporate credit, senior secured debt, short-term corporate credit, and commercial paper ratings on CreditWatch (Standard & Poor’s) or under review (Moody’s) with negative implications. Each will review their credit ratings for Gannett after evaluating the company’s operating and financial prospects. Subsequent to their respective reviews, it is possible that either or both will lower the company’s credit ratings.

The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an indeterminate amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts that may be raised through borrowings or the issuance of equity securities.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $590.4 million at the end of the third quarter versus $285.0 million at the end of 2005. This reflects an increase in the exchange rate for British Pound Sterling at September 24, 2006 as compared to the rate at December 25, 2005. Newsquest’s assets and liabilities at September 24, 2006 were translated from Sterling to U.S. dollars at an exchange rate of 1.90 versus 1.74 at the end of 2005. For the third quarter and first nine months of 2006, Newsquest’s financial results were translated at an average rate of 1.87 and 1.81, respectively, compared to 1.79 and 1.85 for the same periods last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 2.2% for the third quarter of 2006 and 2.1% for the first nine months.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited,	in thousands of dollars

	Sept. 24, 2006	Dec. 25, 2005
ASSETS
Current assets
Cash and cash equivalents	$131,942	$68,803
Marketable securities	20	93,822
Trade receivables, less allowance (2006 - $42,070; 2005 - $40,037)	967,496	998,799
Other receivables	140,453	77,123
Inventories	127,459	117,969
Deferred income taxes	28,792	29,892
Prepaid expenses and other current assets	112,503	75,663

Total current assets	1,508,665	1,462,071

Property, plant and equipment
Cost	5,040,309	4,929,693
Less accumulated depreciation	(2,280,426)	(2,114,546)

Net property, plant and equipment	2,759,883	2,815,147

Intangible and other assets
Goodwill	10,207,386	9,685,006
Indefinite-lived and other amortized intangible assets, less accumulated amortization	599,782	446,018
Investments and other assets	1,630,158	1,335,154

Total intangible and other assets	12,437,326	11,466,178

Total assets	$16,705,874	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited,	in thousands of dollars

	Sept. 24, 2006	Dec. 25, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$332,988	$308,633
Compensation, interest and other accruals	423,562	423,855
Dividends payable	73,288	69,366
Income taxes	120,278	125,934
Deferred income	176,054	168,553

Total current liabilities	1,126,170	1,096,341

Deferred income taxes	889,535	862,554
Long-term debt	5,494,516	5,438,273
Postretirement medical and life insurance liabilities	314,972	317,791
Other long-term liabilities	509,860	432,699

Total liabilities	8,335,053	8,147,658

Minority interests in consolidated subsidiaries	24,418	25,176

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	663,071	619,569
Retained earnings	12,056,194	11,459,496
Accumulated other comprehensive income	554,591	249,150

	13,598,275	12,652,634

Less treasury stock, 89,893,850 shares and 86,372,809 shares, respectively, at cost	(5,251,872)	(5,082,072)

Total shareholders’ equity	8,346,403	7,570,562

Total liabilities and shareholders’ equity	$16,705,874	$15,743,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	September 24, 2006	September 25, 2005
Net Operating Revenues:
Newspaper advertising	$1,280,297	$1,274,323	0.5
Newspaper circulation	316,724	316,242	0.2
Broadcasting	196,180	166,358	17.9
Other	121,354	107,980	12.4

Total	1,914,555	1,864,903	2.7

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,070,148	1,020,307	4.9
Selling, general and administrative expenses, exclusive of depreciation	320,062	303,651	5.4
Depreciation	60,828	60,954	(0.2)
Amortization of intangible assets	8,544	6,783	26.0

Total	1,459,582	1,391,695	4.9

Operating income	454,973	473,208	(3.9)

Non-operating income (expense):
Interest expense	(75,040)	(54,993)	36.5
Other	1,700	(5,700)	(129.8)

Total	(73,340)	(60,693)	20.8

Income before income taxes	381,633	412,515	(7.5)
Provision for income taxes	120,200	137,900	(12.8)

Income from continuing operations	261,433	274,615	(4.8)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	3,639	***
Gain on disposal of newspaper businesses, net of tax	—	18,755	***

Net Income	$261,433	$297,009	(12.0)

Earnings from continuing operations per share-basic	$1.11	$1.13	(1.8)
Earnings from discontinued operations:
Discontinued operations per share-basic	—	0.01	***
Gain on disposal of newspaper businesses per share - basic	—	0.08	***

Net Income per share-basic	$1.11	$1.22	(9.0)

Earnings from continuing operations per share-diluted	$1.11	$1.13	(1.8)
Earnings from discontinued operations:
Discontinued operations per share-diluted	—	0.01	***
Gain on disposal of newspaper businesses per share - diluted	—	0.08	***

Net Income per share-diluted	$1.11	$1.22	(9.0)

Dividends per share	$0.31	$0.29	6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine weeks ended		% Inc (Dec)
	September 24, 2006	September 25, 2005
Net Operating Revenues:
Newspaper advertising	$3,924,192	$3,767,007	4.2
Newspaper circulation	961,996	935,281	2.9
Broadcasting	584,175	528,803	10.5
Other	354,642	312,894	13.3

Total	5,825,005	5,543,985	5.1

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	3,241,489	2,972,037	9.1
Selling, general and administrative expenses, exclusive of depreciation	964,571	895,705	7.7
Depreciation	182,711	190,555	(4.1)
Amortization of intangible assets	24,072	15,284	57.5

Total	4,412,843	4,073,581	8.3

Operating income	1,412,162	1,470,404	(4.0)

Non-operating income (expense):
Interest expense	(207,135)	(148,355)	39.6
Other	(1,588)	(19,659)	(91.9)

Total	(208,723)	(168,014)	24.2

Income before income taxes	1,203,439	1,302,390	(7.6)
Provision for income taxes	396,200	434,400	(8.8)

Income from continuing operations	807,239	867,990	(7.0)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	14,644	***
Gain on disposal of newspaper businesses, net of tax	—	18,755	***

Net Income	$807,239	$901,389	(10.4)

Earnings from continuing operations per share-basic	$3.41	$3.51	(2.8)
Earnings from discontinued operations:
Discontinued operations per share-basic	—	0.06	***
Gain on disposal of newspaper businesses per share - basic	—	0.08	***

Net Income per share-basic	$3.41	$3.65	(6.6)

Earnings from continuing operations per share-diluted	$3.40	$3.49	(2.6)
Earnings from discontinued operations:
Discontinued operations per share-diluted	—	0.06	***
Gain on disposal of newspaper businesses per share - diluted	—	0.08	***

Net Income per share-diluted	$3.40	$3.62	(6.1)

Dividends per share	$0.89	$0.83	7.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited,	in thousands of dollars

	Thirty-nine weeks ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities:
Net Income	$807,239	$901,389
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	(18,755)
Depreciation	182,711	190,555
Amortization of intangibles	24,072	15,284
Minority interest	1,392	6,147
Stock-based compensation	34,368	—
Deferred income taxes	38,742	29,552
Pension expense, net of pension contributions	77,790	35,066
Change in other assets and liabilities, net	(72,145)	(80,611)

Net cash flow from operating activities	1,094,169	1,078,627

Cash flows from investing activities:
Purchase of property, plant and equipment	(134,891)	(161,482)
Payments for acquisitions, net of cash acquired	(402,487)	(615,308)
Payments for investments	(321,016)	(200,663)
Proceeds from investments	34,460	10,525
Proceeds from sale of assets	25,838	245,457
Decrease in marketable securities	93,802	—

Net cash used for investing activities	(704,294)	(721,471)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance costs	1,246,820	498,175
Payments of (proceeds from) unsecured promissory notes and other indebtedness	(1,195,695)	878,921
Payments of unsecured global notes	—	(600,000)
Dividends paid	(206,936)	(202,564)
Cost of common shares repurchased	(189,766)	(1,072,875)
Proceeds from issuance of common stock	15,459	69,423
Distributions to minority interest in consolidated partnerships	(2,151)	(7,855)

Net cash used for financing activities	(332,269)	(436,775)

Effect of currency rate change	5,533	(1,559)

Net increase (decrease) in cash and cash equivalents	63,139	(81,178)
Balance of cash and cash equivalents at beginning of period	68,803	135,874

Balance of cash and cash equivalents at end of period	$131,942	$54,696

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2006

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period and year-to-date ended September 24, 2006, and the comparable periods of 2005, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the August 2005 sale of two newspapers in Washington State and a newspaper in Boise, Idaho, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At September 24, 2006 and December 25, 2005, there were no net assets related to these discontinued operations in the Condensed Consolidated Balance Sheets. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and thirty-nine week periods ended September 25, 2005, are as follows:

(in millions of dollars)	Thirteen Weeks ended September 25, 2005	Thirty-nine Weeks ended September 25, 2005
Revenues	$17.3	$66.8
Pretax income	$5.8	$23.6
Net income	$3.6	$14.6
Gain (after tax)	$18.8	$18.8

NOTE 2 – Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective for Gannett’s first quarter of 2007. Under FIN No. 48, companies are required to make disclosures about uncertainties in their income tax positions, including a roll-forward analysis of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained upon examination. Management is in the process of studying the impact of this interpretation on the company’s financial accounting and reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligation of each defined benefit pension and other postretirement plan. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the company’s financial statements for the year ended December 31, 2006. The company anticipates being in an under-funded position as of year-end, which is the measurement date for its plans, and expects to record an additional liability of approximately $800 million and a related net of tax non-cash charge of approximately $500 million to “other comprehensive income”. At September 24, 2006 that charge would be approximately 6% of total shareholders’ equity.

NOTE 3 – Stock-based compensation

Prior to December 26, 2005, the company accounted for stock-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under APB No. 25, the company generally did not recognize stock-based compensation for stock options in its statements of income prior to December 26, 2005 because the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. Under those provisions, the company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the company’s stock options been determined based on the fair value at grant date. Such amounts disclosed for the third quarter 2005 totaled $20.7 million of pre-tax stock-

based compensation or $13.0 million on an after-tax basis ($0.05 per basic and diluted share), and for the year-to-date 2005 totaled $58.2 million of pre-tax stock-based compensation or $36.5 million on an after-tax basis ($0.15 per basic and diluted share).

Effective December 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for the quarter and year-to-date 2006, include (a) compensation expense for all unvested stock-based awards that were granted prior to December 25, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after December 25, 2005 based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) was to reduce pre-tax operating results by $8.4 million ($5.2 million after-tax or $0.02 per basic and diluted share) in the third quarter of 2006 and $28.9 million ($17.9 million after-tax or $0.08 per basic and diluted share) year-to-date. Results for prior periods have not been restated. The company’s stock option awards have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years).

Determining Fair Value

Valuation and amortization method – The company determines the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Expected Volatility –The fair value of stock based awards reflects a volatility factor calculated using market data for the company’s common stock. The time frame used was 36 months prior to grant date for awards prior to December 26, 2005 and 72 months for awards thereafter.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the company’s current expectations about its anticipated dividend policy. The company has paid a stable dividend in past years and has no foreseeable plans to change its dividend policy. Therefore, the company has estimated its dividend yield based on historical data for the past 36 months (i.e., by taking the average of each quarterly dividend during that period as a percentage of the company’s stock price on each dividend payment date). Also, because the expected dividend yield should reflect marketplace participants’ expectations, the company does not incorporate changes in dividends anticipated by management unless those changes have been communicated to, or otherwise are anticipated by, marketplace participants.

Risk-Free Interest Rate – The company bases the risk-free interest rate used in the Black-Scholes valuation method on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.

Estimated Forfeitures – When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual option forfeitures.

For the year-to-date periods ended September 24, 2006 and September 25, 2005, options were granted for 165,332 and 456,159 shares, respectively. The following assumptions were used to estimate the fair value of those options.

	Year-to-date
	2006	2005
Average expected term	6 yrs.	6 yrs.
Expected volatility	22.00%	11.87%-13.62%
Weighted average volatility	22.00%	12.41%
Risk-free interest rates	4.32%-4.84%	3.71%-4.10%
Expected dividend yield	1.30%-1.40%	1.24%-1.27%
Weighted average expected dividend	1.38%	1.26%

For the third quarter 2006, the company recorded stock-based compensation expense of $10.3 million, comprising $8.4 million on nonqualified stock options and $1.9 million on restricted shares including shares issuable under the company’s long-term incentive program (see Note 9 “Long-term incentive program”). For the year-to-date 2006, the company recorded stock-based compensation of $34.4 million, consisting of $28.9 million on nonqualified stock options and $5.5 million on restricted shares including shares issuable under the long-term incentive program. The related tax benefit for stock compensation was $3.9 million for the third quarter and $13.1 million for the year-to-date period. On an after tax basis, total non-cash compensation expense was $6.4 million or $0.03 per share for the third quarter and $21.3 million or $0.09 per share year-to-date.

The following table illustrates the impact of adopting the fair value recognition provisions of SFAS No. 123(R) on income from operations, net income and net income per share for the quarter and year-to-date 2006. The tables reflect the impact of expensing stock options only. Restricted shares, including shares issuable under the long-term incentive program, are accounted for similarly under both SFAS No. 123(R) and APB 25.

Third Quarter

(amounts in thousands, except per share amounts)	As Reported Under SFAS No. 123(R)	Impact of Stock-option Compensation Expense	Accounted for Under APB 25
Income from operations	$454,973	$8,350	$463,323
Income before income taxes	$381,633	$8,350	$389,983
Net income	$261,433	$5,200	$266,633

Net income per share:
Basic	$1.11	$0.02	$1.13
Diluted	$1.11	$0.02	$1.13

Shares outstanding:
Basic	235,909,000
Diluted	236,234,000

Year-to-Date

(amounts in thousands, except per share amounts)	As Reported Under SFAS No. 123(R)	Impact of Stock-option Compensation Expense	Accounted for Under APB 25
Income from operations	$1,412,162	$28,900	$1,441,062
Income before income taxes	$1,203,439	$28,900	$1,232,339
Net income	$807,239	$17,900	$825,139

Net income per share:
Basic	$3.41	$0.08	$3.48
Diluted	$3.40	$0.08	$3.47

Shares outstanding:
Basic	237,033,000
Diluted	237,459,000

As of September 24, 2006, there was $40.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 2.0 years.

During the quarter and year-to-date 2006, options for 160,967 and 371,365 shares, respectively, of common stock were exercised. The company received $6.2 million and $15.5 million of cash from the exercise of options for the third quarter and year-to-date 2006, respectively. The intrinsic value of the options exercised was approximately $2.9 million for the third quarter 2006 and $5.9 million for year-to-date 2006. The actual tax benefit realized from the tax deductions from the option exercises was $1.1 million for the third quarter 2006 and $2.2 million for the year-to-date 2006.

During the quarter and year-to-date 2005, options for 174,640 and 1,152,001 shares, respectively, of common stock were exercised. The company received $10 million and $69.4 million of cash from the exercise of the options for the quarter and year-to-date 2005, respectively. The intrinsic value of the options exercised was approximately $2.7 million for the third quarter 2005 and $20.1 million for year-to-date 2005. The actual tax benefit realized from the tax deductions from the options exercised was $1.0 million for the third quarter 2005 and $7.6 million for the year-to-date 2005.

Option exercises are satisfied through the issuance of shares from treasury stock.

Prior to the adoption of SFAS No. 123(R), the company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as a financing cash flow. The amount of such excess tax benefits during the third quarter and year-to-date 2006 was $1.1 million and $2.2 million, respectively.

A summary of the status of the company’s stock option awards as of September 24, 2006 and changes thereto during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,913,513	$71.91
Granted	165,332	$56.87
Exercised	(371,365)	$41.64
Canceled	(864,828)	$74.27

Outstanding at quarter end	27,842,652	$72.16	5.7	$2,034,000

Vested and expected to vest	27,602,013	$72.29	5.7	$2,033,000
Options exercisable at quarter end	23,021,628	$73.85	5.4	$2,003,000

The weighted average grant date fair value of options granted during the year-to-date 2006 and 2005 was $14.76 and $13.78, respectively.

Restricted Stock

In addition to stock options, the company issues stock-based compensation to employees in the form of restricted stock, which is an award of common stock subject to certain restrictions. One of the forms in which the company has issued restricted stock is Stock Incentive Rights (SIRs). These rights entitle an employee to receive at the end of a four-year incentive period one share of common stock for each right granted, conditioned on the employee’s continued employment with the company for the full incentive period. Compensation expense for SIRs is recognized for the rights that are expected to vest. The expense is based on the fair value of the rights on the date of grant (equal to the market value of the company’s common stock on the date of grant) recognized on a straight-line basis over the four-year incentive period.

The company has also issued restricted stock to its Board of Directors. These restricted stock awards vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the fair value of the restricted stock on the date of grant (equal to the market value of the company’s common stock on the date of grant). All vested shares will be issued to directors when leaving the board.

For the third quarter and year-to-date 2006, the company recorded compensation expense for restricted stock of $1.0 million and $3.3 million, respectively. The related tax benefit for the restricted stock compensation expense for the quarter and year-to-date 2006 was $396,000 and $1,272,000, respectively. For the third quarter and year-to-date 2005, the company recorded compensation expense for restricted stock of $175,000 and $461,000, respectively. The related tax benefit for restricted stock compensation expense for the quarter and year-to-date 2005 was $67,000 and $175,000, respectively.

As of September 24, 2006, there was $14.1 million of unrecognized compensation cost related to non-vested restricted stock. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The unrecognized compensation cost for restricted stock will be recognized on a straight-line basis over a weighted average period of 3.1 years.

A summary of the status of the restricted stock awards as of September 24, 2006 and changes during the period then ended is presented below:

	Shares	Weighted Average Fair Value
Restricted stock outstanding and unvested at December 25, 2005	275,409	$62.37
Granted	42,679	$54.79
Vested and issued	(2,434)	$76.92
Canceled	(20,533)	$61.88

Restricted stock outstanding and unvested at September 24, 2006	295,121	$61.15

During the year-to-date 2006, 5,445 shares of restricted stock vested with a value of $393,000. During the year-to-date 2005, 3,662 shares of restricted stock vested with a value of $297,000.

NOTE 4 – Acquisitions, investments and dispositions

During the first nine months of 2006, the company purchased several small non-daily products in the United States as well as Planet Discover, a provider of local, integrated online search and advertising technology.

The company announced in late June that it had completed the acquisition of KTVD-TV in Denver and in August the acquisition of WATL-TV in Atlanta, which created the company’s second and third duopolies.

The total cash paid year-to-date through September 24, 2006 for business acquisitions was approximately $402.5 million. The financial statements reflect an allocation of purchase price that is preliminary for acquisitions after September 25, 2005.

In January 2006, the company acquired an equity interest in 4INFO, a company offering a comprehensive suite of mobile phone search services.

In August 2006, the company invested an additional $145 million in the California Newspapers Partnership (“CNP”) in conjunction with the CNP’s acquisition of the Contra Costa Times and the San Jose Mercury News and related publications and web sites. The company’s additional investment enabled it to maintain its 19.49% ownership in the CNP.

In August 2006, the company, McClatchy Company and Tribune Company announced an agreement concerning their ownership stakes in CareerBuilder.com, ShopLocal.com and Topix.net. Under the terms of the agreement, the company and Tribune Company increased each of their equity stakes in CareerBuilder.com and ShopLocal.com to 42.5%, and in Topix.net to 31.9%. The company paid McClatchy $155 million in connection with this agreement.

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

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at September 24, 2006, and December 25, 2005. Indefinite-lived intangible assets include mastheads and trade names. Amortized intangible assets primarily include customer relationships and real estate access rights.

	September 24, 2006		December 25, 2005
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$10,207,386	$—	$9,685,006	$—
Indefinite-lived intangibles	331,650	—	183,514	—

Amortized intangible assets:
Customer relationships and Other	345,809	77,677	316,109	53,605

Indefinite-lived intangible assets and amortized intangible assets increased primarily from recording preliminary purchase price allocations for KTVD-TV and WATL-TV acquisitions. Further, adjustments to reflect final valuation appraisals for 2005 acquisitions also increased intangible assets.

Goodwill increased primarily due to the acquisition KTVD-TV, WATL-TV and Planet Discover. Goodwill also increased as a result of an increase in the UK foreign exchange rate at September 24, 2006 as compared to December 25, 2005. An additional payment made to the former owners of PointRoll, Inc. under terms of the acquisition agreement also increased goodwill. These increases were partially offset by adjustments to reflect final valuation appraisals for 2005 acquisitions.

Amortization expense was $8.5 million in the quarter ended September 24, 2006 and $24.1 million year-to-date. For the third quarter and year-to-date of 2005, amortization expense was $6.8 million and $15.3 million, respectively. The increase in amortization expense year-to-date 2006 as compared to 2005 is primarily related to the Detroit transaction and the acquisitions of KTVD-TV, WATL-TV, PointRoll, Hometown Communications, and Tallahassee (FL) Democrat. Customer relationships, which include subscriber and advertiser relationships, are amortized on a straight-line basis over three to twenty-five years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include advertiser archives, continuing education training modules, real estate access rights and patents, and commercial printing relationships.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006
Acquisitions and adjustments	(44,169)	305,604	261,435
Dispositions	(701)	—	(701)
Foreign currency exchange rate changes	261,517	129	261,646

Balance at September 24, 2006	$8,352,028	$1,855,358	$10,207,386

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 25, 2005	$182,652	$862	$183,514
Acquisitions and adjustments	139,838	—	139,838
Foreign currency exchange rate changes	8,298	—	8,298

Balance at September 24, 2006	$330,788	$862	$331,650

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 25, 2005	$253,698	$8,806	$262,504
Acquisitions and adjustments	4,642	25,058	29,700
Amortization	(22,819)	(1,253)	(24,072)

Balance at September 24, 2006	$235,521	$32,611	$268,132

NOTE 6 – Long-term debt

At September 24, 2006, the company had a total of $4.169 billion of credit available under three multi-year revolving credit agreements. These revolving credit agreements provide back-up for commercial paper and for general corporate purposes. As a result, commercial paper is carried on the balance sheet as long-term debt.

In May 2006, the company sold $750 million aggregate principal amount of floating rate notes due May 26, 2009 and $500 million aggregate principal amount of 5.75% notes due June 1, 2011 in an underwritten public offering. Net proceeds of the offering were used to repay a portion of the company’s commercial paper borrowings.

Approximate annual maturities of long-term debt, assuming that the company used the $4.169 billion credit available under the revolving credit agreements to refinance, on a long-term basis, existing unsecured promissory notes and the loans issued in the UK to the former shareholders of Newsquest, and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	September 24, 2006
2007	—
2008	—
2009	2,166,845
2010	2,331,875
2011	497,030
Later years	498,766

Total	$5,494,516

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.51 billion at September 24, 2006.

NOTE 7 – Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which substantially all full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees. The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the third quarter and first nine months of 2006 and 2005, are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Service cost-benefits earned during the period	$26,350	$23,109	$79,300	$72,919
Interest cost on benefit obligation	44,350	40,506	135,750	126,252
Expected return on plan assets	(60,500)	(55,823)	(182,725)	(166,944)
Amortization of prior service credit	(5,100)	(5,319)	(15,350)	(15,986)
Amortization of actuarial loss	17,700	13,106	50,600	44,839

Pension expense for company-sponsored retirement plans	22,800	15,579	67,575	61,080
Union and other pension cost	3,405	3,262	10,215	9,786

Pension cost	$26,205	$18,841	$77,790	$70,866

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the third quarter and first nine months of 2006 and 2005 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Service cost-benefits earned during the period	$750	$389	$2,250	$1,537
Interest cost on benefit obligation	3,525	1,180	10,575	8,680
Amortization of prior service credit	(3,225)	(1,761)	(9,675)	(8,011)
Amortization of actuarial loss	1,000	434	3,600	2,034

Net periodic postretirement cost	$2,050	$242	$6,750	$4,240

Curtailment gain	$—	$(7,638)	$—	$(31,138)

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D”, and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which was effective for public companies the first interim or annual period beginning after June 15, 2004.

The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D. The company has received in 2006 a portion of the total expected reimbursement for the current year.

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

Awards made to eligible participants under the LTIP are comprised of a mix of performance shares and performance units. A performance share is the right to receive a share of Gannett common stock if the applicable performance targets are achieved (i.e. similar to a restricted share award). A performance unit is the right to receive a specified amount of cash if the applicable performance targets are achieved.

The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a comparison of the company’s net income before taxes (“NIBT”) for the 2008 fiscal year relative to NIBT for the 2005 fiscal year, (ii) a comparison of the company’s total shareholder return (“TSR”) (defined as change in stock price plus reinvested dividends) relative to the TSR of the companies (other than the company) comprising the S&P 500 Publishing Index during the Performance Period, and (iii) another performance measure, which the company considers to be proprietary business information. Actual payouts of performance shares and performance units under the LTIP, if any, will be determined by a formula, which measures performance against the targets during the Performance Period. If performance is below the applicable threshold level for all of the targets, then no LTIP payouts will be made. To the extent that performance exceeds the applicable threshold level for any combination of the targets, a varying amount of performance shares and performance units will be earned. The company is recording expense for the LTIP based upon its current expectations of program target achievement.

NOTE 10 – Comprehensive income

Comprehensive income for the company includes net income, foreign currency translation adjustments, and minimum pension liability adjustments.

The table below presents the components of comprehensive income for the third quarter and year-to-date of 2006 and 2005.

	Third Quarter		Year-to-date
(in thousands of dollars)	2006	2005	2006	2005
Net income	$261,433	$297,009	$807,239	$901,389
Other comprehensive (loss) income	155,115	(91,002)	305,441	(274,840)

Comprehensive income	$416,548	$206,007	$1,112,680	$626,549

Other comprehensive income (loss) consists primarily of foreign currency translation adjustments.

NOTE 11 – Outstanding shares

The weighted average number of common shares outstanding (basic) in the third quarter totaled 235,909,000 compared to 242,874,000 for the third quarter of 2005. The weighted average number of diluted shares outstanding in the third quarter of 2006 totaled 236,234,000 compared to 244,013,000 for the third quarter of 2005.

The weighted average number of common shares outstanding (basic) in the first nine months of 2006 totaled 237,033,000 compared to 247,120,000 for the first nine months of 2005. The weighted average number of diluted shares outstanding in the first nine months of 2006 totaled 237,459,000 compared to 248,753,000 for the first nine months of 2005.

The decline in shares outstanding is the result of the company’s share repurchase program. See Part II, Item 2 for information on share repurchases.

NOTE 12 – Business segment information

Based on its management and internal reporting structure, the company has determined that its reportable segments are newspaper publishing, which is the largest segment of its operations, and broadcasting.

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

Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers and in select hotels across North America.

Operating Cash Flow represents operating income for each of the company’s business segments plus related depreciation and amortization expense. See the table below for a reconciliation of amounts to the Consolidated Statements of Income.

For the third quarter and the year-to-date 2006, total non-cash stock compensation expense was $10.3 million and $34.4 million, respectively, and has been allocated to the Newspaper, Broadcasting and Corporate segments. Corporate expense of $60.2 million includes $10.9 million of stock-based compensation. Excluding non-cash stock compensation, year-to-date corporate expenses decreased $1.5 million, or 2.9%, from 2005. See Note 3 for further discussion of stock-based compensation.

Excluding discontinued operations

(unaudited, in thousands of dollars)

	Thirteen weeks ended		% Inc (Dec)
	September 24, 2006	September 25, 2005
Net Operating Revenues:
Newspaper publishing	$1,718,375	$1,698,545	1.2
Broadcasting	196,180	166,358	17.9

Total	$1,914,555	$1,864,903	2.7

Operating Income (net of depreciation and amortization):
Newspaper publishing	$394,629	$428,614	(7.9)
Broadcasting	79,697	61,281	30.1
Corporate	(19,353)	(16,687)	(16.0)

Total	$454,973	$473,208	(3.9)

Depreciation and Amortization:
Newspaper publishing	$56,834	$55,638	2.1
Broadcasting	8,367	7,755	7.9
Corporate	4,171	4,344	(4.0)

Total	$69,372	$67,737	2.4

Operating Cash Flow:
Newspaper publishing	$451,463	$484,252	(6.8)
Broadcasting	88,064	69,036	27.6
Corporate	(15,182)	(12,343)	(23.0)

Total	$524,345	$540,945	(3.1)

Excluding discontinued operations

(unaudited, in thousands of dollars)

	Thirty-nine weeks ended		% Inc (Dec)
	September 24, 2006	September 25, 2005
Net Operating Revenues:
Newspaper publishing	$5,240,830	$5,015,182	4.5
Broadcasting	584,175	528,803	10.5

Total	$5,825,005	$5,543,985	5.1

Operating Income (net of depreciation and amortization):
Newspaper publishing	$1,227,534	$1,310,441	(6.3)
Broadcasting	244,789	210,704	16.2
Corporate	(60,161)	(50,741)	(18.6)

Total	$1,412,162	$1,470,404	(4.0)

Depreciation and Amortization:
Newspaper publishing	$169,764	$170,208	(0.3)
Broadcasting	24,481	23,399	4.6
Corporate	12,538	12,232	2.5

Total	$206,783	$205,839	0.5

Operating Cash Flow:
Newspaper publishing	$1,397,298	$1,480,649	(5.6)
Broadcasting	269,270	234,103	15.0
Corporate	(47,623)	(38,509)	(23.7)

Total	$1,618,945	$1,676,243	(3.4)

A reconciliation of “Operating Cash Flow” to “Operating Income”, as presented in the Consolidated Statements of Income and Business Segment Information, follows:

Thirteen weeks ended September 24, 2006

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$451,463	$88,064	$(15,182)	$524,345
Less:
Depreciation	(48,477)	(8,180)	(4,171)	(60,828)
Amortization	(8,357)	(187)	—	(8,544)

Operating income	$394,629	$79,697	$(19,353)	$454,973

Thirteen weeks ended September 25, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$484,252	$69,036	$(12,343)	$540,945
Less:
Depreciation	(49,026)	(7,584)	(4,344)	(60,954)
Amortization	(6,612)	(171)	—	(6,783)

Operating income	$428,614	$61,281	$(16,687)	$473,208

Thirty-nine weeks ended September 24, 2006

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,397,298	$269,270	$(47,623)	$1,618,945
Less:
Depreciation	(146,258)	(23,915)	(12,538)	(182,711)
Amortization	(23,506)	(566)	—	(24,072)

Operating income	$1,227,534	$244,789	$(60,161)	$1,412,162

Thirty-nine weeks ended September 25, 2005

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Corporate	Consolidated Total
Operating cash flow	$1,480,649	$234,103	$(38,509)	$1,676,243
Less:
Depreciation	(155,750)	(22,573)	(12,232)	(190,555)
Amortization	(14,458)	(826)	—	(15,284)

Operating income	$1,310,441	$210,704	$(50,741)	$1,470,404

NOTE 13 – Earnings per share

The company’s earnings per share (basic and diluted) for the quarters and nine months ended September 24, 2006 and September 25, 2005 are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 20060	September 25, 2005	September 24, 2006	September 25, 2005
Income from continuing operations	$261,433	$274,615	$807,239	$867,990
Income from discontinued operations	—	3,639	—	14,644
Gain on disposal of newspaper businesses	—	18,755	—	18,755

Net income	$261,433	$297,009	$807,239	$901,389

Weighted average number of common shares outstanding (basic)	235,909	242,874	237,033	247,120
Effect of dilutive securities	325	1,139	426	1,633

Weighted average number of common shares outstanding (diluted)	236,234	244,013	237,459	248,753

Earnings per share (basic)	$1.11	$1.22	$3.41	$3.65
Earnings per share (diluted)	$1.11	$1.22	$3.40	$3.62

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the third quarter and first nine months of 2006 would have decreased approximately 2.2% and 2.1%, respectively. Because the company has $2.49 billion in commercial paper obligations that have relatively short-term maturity dates, and $750 million in floating rate notes outstanding at September 24, 2006, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.49 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $16.2 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.51 billion at September 24, 2006.

Item 4. Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of September 24, 2006, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
6/26/06 - 7/30/06	741,900	$53.93	741,900	$1,208,155,931
7/31/06 - 8/27/06	353,500	$54.47	353,500	$1,188,901,679
8/28/06 - 9/24/06	1,205,700	$55.02	1,205,700	$1,122,569,542
Total 3rd Quarter 2006	2,301,100	$54.58	2,301,100	$1,122,569,542	*

All of the shares included in column (c) of the table above were repurchased under the remaining $1 billion authorization announced on April 14, 2005. An additional $1 billion was authorized on July 25, 2006. There is no expiration date for the repurchase program. No repurchase program expired during the periods presented above and management does not intend to terminate the repurchase program. All shares repurchased were part of the publicly announced repurchase program.

*	In addition to the above, as of September 24, 2006, 437,000 shares were repurchased as part of the publicly announced repurchase program at an average price of $54.93, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $1,098,566,927.

Item 6. Exhibits

(a)	Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2006	GANNETT CO., INC.

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