Form 10-K
period 2006-12-31
GANNETT CO INC /DE/
filed 2007-03-01
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 23, 2006, was $12,796,617,669. The registrant has no non-voting common equity.

As of February 16, 2007, 234,824,796 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 24, 2007, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.

2006 FORM 10-K

PART I

ITEM 1.	BUSINESS

Company Profile

Gannett Co., Inc. is a leading international news and information company. In the United States, the company publishes 90 daily newspapers, including USA TODAY, and nearly 1,000 non-daily publications. Along with each of its daily newspapers, the company operates Web sites offering news, information and advertising that is customized for the market served and integrated with its publishing operations. USA TODAY.com is one of the most popular news sites on the Web. The company is the largest newspaper publisher in the U.S.

Newspaper publishing operations in the United Kingdom, operating as Newsquest, include 17 paid-for daily newspapers, almost 300 non-daily publications, locally integrated Web sites and classified business Web sites with national reach. Newsquest is the second largest regional newspaper publisher in the U.K.

In broadcasting, the company operates 23 television stations in the U.S. with a market reach of more than 20.1 million households. Each of these stations also operates locally oriented Web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic through its video screens in office tower and select hotel elevators.

Gannett’s total Online U.S. Internet Audience in January 2007 was 23.2 million unique visitors, reaching about 14.8% of the Internet audience, as measured by Nielsen//NetRatings.

Complementing its publishing and broadcasting businesses, the company has made strategic investments in online advertising. These include PointRoll, which provides online advertisers with rich media marketing services, and Planet Discover, which provides our local Web sites with deep, robust local search technology, and through several important partnership investments, including CareerBuilder for employment advertising; Classified Ventures for auto and real estate ads; Topix.net, a news content aggregator; ShermansTravel, an online travel service; ShopLocal, a provider of online marketing solutions for local, regional and national advertisers of all types; and 4INFO, which provides mobile phone search services.

The company continues to evolve as it meets the demands of consumers and advertisers in the new digital environment. Three key initiatives have been set forth to take advantage of these opportunities.

•

Drive innovation throughout the company, as demonstrated by the company’s creation of the Gannett Center for Design and Innovation. This center has received more than 1,000 ideas from company employees and is fostering selected ones that show promise for new business models.

•

Transform the company newsrooms into Information Centers to gather and disseminate news and information across multiple platforms 24 hours a day, seven days a week. This shift expands the newsroom focus from traditional print or newscast deliveries to other delivery systems on the Web, mobile phones, and e-mail. This allows the company to better connect with customers and satisfy the needs of advertisers.

•

Strengthen the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves. The council has also established greater site accountability and identification of best practices that can be used by the company to further its diversity initiatives. All of these programs tie into the company’s other strategic initiatives.

Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 234 million outstanding shares of common stock are held by approximately 9,579 shareholders of record in all 50 states and several foreign countries. The company has approximately 49,675 employees. Its headquarters are in McLean, Va., near Washington, D.C.

Business segments: The company has two principal business segments: newspaper publishing and broadcasting. Financial information for each of the company’s reportable segments can be found in our financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and as presented under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The company’s 90 U.S. daily newspapers have a combined daily paid circulation of approximately 7.2 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million. Within the publishing segment, the company continues to diversify and expand its portfolio through business acquisitions and internal development. Some examples of this diversification are:

•	USA WEEKEND, a weekly newspaper magazine carried by approximately 600 local newspapers with an aggregate paid circulation reach of 23.0 million.

•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology that allows advertisers to expand their online space and impact.

•	Planet Discover, a provider of local, integrated online search and advertising technology.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 489 individual market editions in 28 states.

•	Army Times Publishing, which publishes military and defense newspapers.

•

Gannett Healthcare Group, publisher of bi-weekly Nursing Spectrum and NurseWeek periodicals specializing in nursing news and employment advertising, which reach one million or nearly half of the registered nurses in the U.S.

•	Gannett Offset, a network of six commercial printing operations in the U.S.

Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, a partnership that includes 24 daily California newspapers; a 40.6% interest in Texas-New Mexico Newspapers Partnership, a partnership that includes seven daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.

The company’s newspaper subsidiaries in Detroit, Cincinnati and Tucson are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit and Cincinnati joint operating agencies are fully consolidated along with a charge for the minority partners’ share of profits. The operating results of the Tucson joint operating agency are accounted for under the equity method, and are reported as a net amount in other operating revenues. The Cincinnati joint operating agency will not be renewed when it expires on Dec. 31, 2007.

Strategic investments: In August 2006, the company made additional investments in CareerBuilder.com, ShopLocal.com, and Topix.net totaling $155 million, which increased the ownership stake in each of those businesses. The company now holds a 42.5% equity interest in CareerBuilder.com, the leading national online service providing recruitment resources; a 42.5% equity interest in ShopLocal.com, a leading provider of Web-based marketing solutions for national and local retailers; and a 31.9% interest in Topix.net, an online news content aggregator.

In January 2006, the company acquired a minority interest in 4INFO, a Palo Alto, Calif., company which offers a comprehensive suite of mobile phone search services. The company also entered into a marketing and distribution agreement for its U.S. newspapers with 4INFO.

The company also owns a 23.6% stake in Classified Ventures, an online business focused on real estate and automotive advertising categories; and a 23.3% interest in ShermansTravel, an online travel news, advertising and booking service.

With all of these affiliates, the company has established important business relationships to leverage its publishing and online assets and operations to grow its revenue base and profits.

Newspaper Publishing/United States

The company’s U.S. newspapers reach 16.7 million readers every weekday and 14 million readers every Sunday – providing critical news and information from their customers’ neighborhoods and from around the globe.

At the end of 2006, the company operated 90 U.S. daily newspapers, including USA TODAY, and nearly 1,000 non-daily local publications in 36 states and Guam. The Newspaper Division and USA TODAY are headquartered in McLean, Va. On Dec. 31, 2006, this segment had approximately 37,575 full- and part-time employees.

The company’s local newspapers are managed through its U.S. Newspaper Division. These newspapers are in large and small markets, and the geographical diversity is a core strength of the company.

Gannett publishes in major markets such as Phoenix, Ariz.; Indianapolis, Ind.; Detroit, Mich.; Cincinnati, Ohio; Des Moines, Iowa; Nashville, Tenn.; Asbury Park, N.J.; Louisville, Ky.; and Westchester, N.Y.

Mid-sized markets are represented by Salem, Ore.; Fort Myers, Fla.; Appleton, Wis.; Palm Springs, Calif.; Montgomery, Ala.; and Greenville, S.C.

St. George, Utah; Fort Collins, Colo.; Sheboygan, Wis.; Iowa City, Iowa; and Ithaca, N.Y., are examples of our smaller markets.

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

USATODAY.com, one of the most popular newspaper sites on the Web, had more than 53 million visits per month at the end of 2006.

At all of the company’s local newspapers, Web sites are operated on a fully integrated basis.

Other businesses that complement, support or are managed and reported within the newspaper segment include: USA WEEKEND, PointRoll, Clipper Magazine, Army Times Publishing, Gannett Healthcare Group, Planet Discover and Gannett Offset. In addition, Gannett News Service provides news services for company newspaper operations and sells its services to independent newspapers; Gannett Retail Advertising Group represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; Telematch offers database management services; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International develops and markets software and other products for the publishing industry, and provides technology support for the company’s newspaper and Web operations.

News and editorial matters: Gannett newspapers are the leading news and information source in their markets – with strong brand recognition that attracts readers and advertisers. We maintain and enhance the newspapers’ strengths with quality management and staff, who focus continuously on product improvements and customer service. Collectively, Gannett newspapers, their Web sites and their expanding portfolio of non-daily publications form a powerful network to distribute and share news and information across the nation. News and editorial decisions are made autonomously by local management.

In 2006, Gannett newsrooms began sweeping changes in content and approach with the introduction of the Information Center concept that enhances their ability to deliver much more information on a 24/7 cycle and in many formats. In addition to more traditional coverage, the newsrooms have elevated such areas as multimedia, data delivery and custom content. The approach of breaking news online and updating in print has become the practice. Additionally, extensive newsroom training in video production for video streaming on webcasts has enhanced local content and viewership.

At the same time, there is expanded emphasis on delivery of local content to readers – in the daily and Sunday print products, in non-daily publications and on the community sites online. Some groundbreaking efforts involving community interaction were undertaken, especially in the area of investigative journalism.

The company’s domestic daily newspapers receive Gannett News Service (GNS) and subscribe to The Associated Press, and some receive various supplemental news services and syndicated features. GNS is headquartered in McLean, Va., and operates bureaus in Washington, D.C., and six state capitals: Albany, N.Y., Baton Rouge, La., Trenton, N.J., Sacramento, Calif., Springfield, Ill., and Tallahassee, Fla. GNS provides strong coverage of topics of high interest to individual newspapers through its regional reports.

Gannett newspapers and staffers were again recognized nationally for outstanding work. Jerry Mitchell, investigative reporter for The Clarion-Ledger in Jackson, Miss., won the George Polk Award for Justice Reporting for stories that led to the reopening of murder cases of three civil-rights activists and the conviction of the man behind the killings. Mitchell also received a career recognition award from the Investigative Reporters and Editors organization and he was a finalist for a Pulitzer Prize in the Beat Reporting category for the civil-rights work. Other Gannett Pulitzer finalists were Marshall Ramsey of The Clarion-Ledger and Mike Thompson of the Detroit Free Press, both in the Editorial Cartooning category. The Pacific Daily News in Guam received the Robert G. McGruder Award for Diversity Leadership and The Des Moines Register received an Overall Excellence Award from the Society of American Business Editors and Writers. The Daily Advertiser of Lafayette, La., won the 2006 Dart Award for Excellence in Reporting on Victims of Violence.

Audience research: As Gannett newspapers continue to expand their non-daily and online products, a new research approach, audience aggregation, was launched in 2005 and executed more fully in 2006. The company now considers the reach and coverage of multiple products in their communities in their totality – as a family of connected products. This broader-based view is to establish the net reach of all products, or selected product offerings, in a single Gannett market. For example, in Phoenix, the combination of many Gannett products – including daily and Sunday newspapers, a strong local Web site, weeklies and Spanish language products, among many others – reaches 76% of the adult population over seven days, more than 2.1 million people, far more than the print edition of the daily newspaper, The Arizona Republic, reaches by itself.

The company has gathered audience aggregation data for more than 30 Gannett newspapers and will continue to add to that in 2007. While efforts are now focused on our largest properties, the initiative will be launched at all Gannett sites. This aggregated data allows the sales staff to provide detailed information to advertisers about how best to reach their potential customers, which products to use in which combination, and how often. As a result, our ability to use audience aggregation will enable our sales staffs to increase our total advertising revenues while enabling advertisers to enhance the efficiencies of their advertising costs. The training of ad sales staff on how to best execute this audience-based selling strategy is also ongoing.

In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions, including conducting usability labs, to better understand our customers’ Web site patterns, and use focus groups with product users and advertisers to more clearly determine their needs.

Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. Nine of the company’s local newspapers reported gains in daily circulation in 2006, and eight increased Sunday circulation. Circulation declined in other markets, a trend generally consistent with the domestic newspaper industry.

Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.50 to $3.50 per week for daily newspapers and from $.71 to $2.75 per copy for Sunday newspapers.

As it has done since the inception of the National Do Not Call Registry in 2003, the company continued to aggressively diversify its circulation start sources – using more direct mail, kiosk and crew sales efforts. A new sales program called Project 378 was developed and rolled out to all newspapers in 2006. The goal of the program is to focus on long-term subscriber retention at the time sales orders are taken. The program details, through a step-by-step sales process, how to promote and sell new subscriptions that last for a longer period of time. In December 2006, subscriber retention of all new subscriptions when measured at 13-weeks of service had improved by 13.3% and by 6.2% when measured at 26 weeks.

The company continued its emphasis on its automated payment plan, EZ-Pay. Total EZ-Pay subscribers grew from 33.5% of all subscribers at the end of 2005 to 40.0% of all subscribers at the end of 2006 – a 19% increase. EZ-Pay subscribers include those on recurring credit/debit cards as well as 52-week paid-in-advance customers. Subscriber retention among those who use EZ-Pay is currently 29% higher than for subscribers who pay the traditional way, by mail. This higher retention improves circulation volume and provides for a higher return on investment for new subscriber start costs. The company’s goal for 2007 is to increase the number of EZ-Pay subscribers by 25%.

Additionally, the company is consolidating all circulation inbound customer service calling operations into three Centers of Excellence (COE) across the country. The COE goals are efficiency and standardization of procedures which will result in better customer service at a lower price. State of the art technology will be employed to help realize the efficiency savings. The first COE opened in Greenville, S.C., in November 2006. All three will be fully functional by the fourth quarter of 2007.

Additional circulation efforts have focused on a fee-for-delivery concept. This was successfully implemented in the Nashville, Tenn., market and the company continues to look to expand this effort to other newspaper properties.

During 2006, the Audit Bureau of Circulations (ABC) announced a new program called Insert Verification Service (IVS). This service involves conducting an audit of the Sunday preprint distribution process to assure advertisers that their messages are getting to the customers they are targeting. Gannett’s 22 largest daily newspapers have signed up for IVS in 2007.

At the end of 2006, 68 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 22 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 92% of total daily volume, while evening circulation accounts for 8%.

USA TODAY is sold at newsstands and vending machines generally at 75 cents per copy. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is offered in many markets. Approximately 62% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.

Advertising: The newspapers have advertising departments that sell retail, classified and national advertising across multiple platforms including the newspaper, online and niche publications. The Gannett Retail Advertising Group sells regional and national franchise business on behalf of the company’s local newspapers. The company also contracts with outside representative firms that specialize in the sale of national ads. Ad revenues from newspaper Internet operations are reported together with revenue from print publishing.

Local or retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains – such as department stores and grocery – that sell in the local market.

Classified advertising includes the major categories of automotive, employment and real estate as well as private consumer-to-consumer business for other merchandise and services. While traditional placement for these ad segments has been the classified section, ads also run in other sections within the newspaper, on our Web sites and in niche magazines that specialize in the business segment.

National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple pages that are inserted in the newspaper.

Our audience aggregation approach to research and product development has allowed us to go to market with a new sales approach. Formerly, our salespeople were product experts, focusing on the unique features and benefits of our diverse product line. In the past year, we have intensified our audience-based selling approach which first identifies the advertiser’s best customers and then matches products that best reach that audience. While there are still many advertisers who want to attain mass reach, many others want to target specific audiences by demographics, geography, consumer buying habits or customer behavior. Our Information Center approach allows us to reach these diverse audiences in different ways: through new products, new media options and through repurposing and repackaging news and information in a variety of formats. Our readership research also defines the audience usage of these products and allows us to create customer-centric solutions that will provide enhanced results for advertisers. The company’s audience-based sales efforts have been directed to all levels of advertisers from the smallest locally owned businesses to large complex businesses. Along with this new sales approach, the company has intensified its sales and management training and improved the quality of sales calls.

A new sales force structure was rolled out across our largest 20 newspapers in 2006. The new structure will be in place at all newspapers by the end of 2007. It aligns sales and support resources to the needs of the customer – based on staff experience with advertising planning and customer contact. The new structure increases our staff productivity and improves customer service. To maximize our outbound-calling efforts to generate new business, an Internet-based outbound telesales training program was launched companywide. We also completed a full rollout of Gannett’s unique classified recruitment sales lead application.

In conjunction with this effort, all of the company’s sales force is undertaking the T.I.D.E. program (Think. Identify. Develop. Execute.) in order to better address advertiser needs. More than 800 newspaper, digital and broadcast executives are participating in this program.

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

A second objective in our online business development is to maximize the natural synergies between the local newspaper and local Web site. The local content already available, the customer relationships, the news and advertising sales staff, and the promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the demands of advertisers, operate efficiently and leverage the known and trusted brand of the newspaper.

One example of executing this strategy is The Indianapolis Star’s Indymoms.com. In December, this newly launched site attracted 600,000 page views by focusing on a community of stay-at-home and working mothers, with a print edition planned to debut in March 2007. Several Gannett newspapers have launched similar sites with family-oriented content, calendars and forums, helping moms connect on neighborhood news, schools, parenting issues and family activities including Wilmington, Del., Louisville, Ky., and Cincinnati; others, including Des Moines, Rochester, N.Y., Westchester, N.Y., Nashville, Fort Myers, Fla., Fort Collins, Colo., and Monroe, La., plan to launch similar products in early 2007.

Complementing this work are efforts to register users of Gannett Web sites in order to obtain zip code, age and gender. Such information allows us to better understand the needs of our customers along with providing better defined groups for advertisers.

This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology, resulted in solid results in 2006. Strong growth in our online revenues also reflects the value of our digital joint ventures and partnerships with national online advertising providers including CareerBuilder and Classified Ventures. Recent traffic on our sites totaled more than 74 million visits and more than 451 million page views per month. Online revenue for local newspaper Web sites increased by 24% in 2006.

Gannett Media Technologies International (GMTI) provides technological support and products for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies.

Non-daily operations: The growth of non-daily and online products continued in 2006. The company now publishes nearly 1,000 non-daily publications in the U.S. The company’s strategy for non-daily publications is to target them at “communities of interest” defined in one of three ways: geographically, demographically (e.g. seniors, young readers or ethnic communities) or by lifestyle (e.g. golf or boating enthusiasts).

Production: Eighty-seven domestic daily newspapers are printed by the offset process, and three newspapers are printed using various letterpress processes.

In recent years, improved technology has resulted in greater speed and accuracy and in a reduction in the number of production hours worked at the company’s newspapers. The company expects this trend to continue in 2007 and also expects to consolidate some job functions across multiple newspapers sites. New state-of-the-art presses came on line in 2006 in Binghamton, N.Y., Rockford, Ill., and Lafayette, Ind. In Binghamton, the production of three newspapers was centralized and in Lafayette, a “Berliner” type press was installed. In 2007, press refurbishment and further production consolidation efforts will take place.

During 2006, 24 additional newspapers moved to a 48-inch web width from a 50-inch width, and the three new press launches came on line at 48 inches. An additional 12 press sites will complete the conversion to 48-inch web in 2007.

In 2006, light-weight (45 gram) newsprint was tested and 15 sites began running it daily. The company plans to increase the use of light-weight newsprint in 2007.

Newspaper efficiency improvements also continue to be made in other areas of production. The company introduced new ink optimization software which allowed for savings due to less color ink consumption. Synergies are also planned through the consolidation of toning centers throughout the company network.

Competition: The company’s newspapers and affiliated Web sites compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services and their advertising rates. They compete for circulation and readership against other news and information providers, as well as others seeking the time and attention of readers. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in certain of the company’s larger markets, there is such competition. Most of the company’s newspapers compete with other newspapers published in nearby cities and towns and with free-distribution and paid-advertising weeklies, as well as other print and non-print media, including magazines, television, direct mail, cable television, radio, outdoor advertising and Internet media.

The rate of development of opportunities in, and competition from, emerging digital communications services, including those related to the Internet, is increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications businesses have expanded and will continue to do so.

Joint operating agencies: At the end of 2006, The Cincinnati Enquirer, the Detroit Free Press and the Tucson (Ariz.) Citizen were published under joint operating agreements with non-Gannett newspapers located in the same cities. All of these agreements provide for joint business, advertising, production and circulation operations and a contractual division of profits. The editorial and reporting staffs of the company’s newspapers, however, are separate and autonomous from those of the non-Gannett newspapers. In January 2004, the company provided notice to The E.W. Scripps Company, as required under the terms of the Joint Operating Agreement (JOA) involving The Cincinnati Enquirer, The Cincinnati Post and The Kentucky Post, that the JOA would not be renewed when it expires on Dec. 31, 2007.

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

The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing some recycled content from 42,000 metric tons in 1989 to 749,000 metric tons in 2006. During 2006, all of the company’s newspapers consumed some recycled newsprint. For the year, 77% of the company’s newsprint purchases contained recycled content.

The company’s newspapers use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances may be regulated by federal, state, local and foreign agencies. Some of the company’s newspaper subsidiaries have been included among the potentially responsible parties in connection with the alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. Additional information about these matters can be found in Item 3, Legal Proceedings, in this Form 10-K. The company does not believe that these matters will have a material impact on its financial position or results of operations.

Raw materials – U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2006, the company’s total newsprint consumption was 1,216,000 metric tons, including the portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was lower than in 2006, down 2% on an as reported basis and 4% lower on a pro forma basis. The company purchases newsprint from 19 domestic and global suppliers, some of which are under contracts expiring in 2025.

In 2006, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the printing of some publications on lighter basis weights. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

The average cost per ton of newsprint consumed in 2006 increased 9% compared to the 2005 cost. The average cost per ton of newsprint is expected to decline slightly in 2007.

Newspaper Publishing/United Kingdom

Newsquest publishes almost 300 titles in the United Kingdom, including 17 daily paid-for newspapers. Newsquest operates its publishing activities around geographic clusters to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. At the end of 2006, Newsquest had 17 such clusters in the United Kingdom. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service.

Newsquest newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as radio and billboard, Internet-based news and other information and communication businesses.

At the end of 2006, Newsquest had approximately 8,600 full-time and part-time employees. Newsquest’s revenues for 2006 were approximately $1.2 billion. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 78%. Circulation revenue represents 13% of revenues and printing activities account for much of the remainder. During 2006, Newsquest restructured several back office operations to reduce costs.

Newsquest continued to increase color availability in its papers with the installation of a new color tower in Essex. Efficiency improvements have also come through the ink optimization software which was rolled out across the print sites in 2006. Further production improvements were made through the introduction of computer to plate technology at two sites and a mechanical inserter at one site.

Products: Product quality was again recognized by annual awards. Newsquest (Herald & Times) in Glasgow won both Media Company and Publishing Company of the Year at the Drum Scottish Media Awards. For the fifth year, The Northern Echo won North East Newspaper of the Year at the North East Press Awards, while in the south of England, the Oxford Times won a special award for Paid-For Weekly Newspaper of the Year at the Newspaper Society Weekly Newspaper Awards.

Product changes in the year included rationalizing edition structures and making daily products available earlier in many markets. The Argus Lite was launched in February 2006. This free daily product targets commuters traveling by train from Brighton to London each weekday morning. Broadsheet titles the Wiltshire Gazette & Herald and The Wilts & Glos Standard were also converted into tabloid format.

Online operations: Newsquest actively seeks to maximize the value of its local information expertise through development of opportunities offered by the Internet. Through internal growth and in partnership with other businesses, Newsquest has established a number of local and national Web sites that offer news and other information of special interest to its communities, as well as classified and retail advertising and shopping services.

By the end of 2006, all of Newsquest’s dailies were producing video reports of dramatic and newsworthy events as well as mobile phone clips sent in by readers that captured the attention of local audiences on the Web. For example, the Brighton Argus invited readers to send mobile phone pictures from a New Year’s Day concert by a locally-based U.K. dance music star. Newsquest papers also reached out in other ways to make themselves relevant to younger people. In November in Newport, an electronic ‘book of condolence’ for four teenage victims of a car crash was established by the South Wales Argus. This attracted nearly 300 tributes –largely from young people – and 200 of the comments were reverse published into an eight-page supplement for the paper.

By the end of 2006, online audience for Newsquest’s Web sites reached 43 million monthly page views from approximately 3.3 million unique users. Newsquest owns 25% of fish4, an online employment Web site. In the National Online Recruitment Audience Survey 2007, fish4 was the U.K.’s most popular recruitment Web site with more than 2.5 million unique visitors per month. Additionally, Newsquest’s wholly owned business s1 was the most popular recruitment Web site in Scotland in the same survey, attracting 316,000 Scottish-based job seekers per month, compared to 114,000 for its nearest rival.

Broadcasting

At the end of 2006, the company’s broadcasting division, headquartered in McLean, Va., included 23 television stations in markets with a total of more than 20.1 million households covering 18% of the U.S. The broadcasting division also includes Captivate Network, Inc.

At the end of 2006, the broadcasting division had approximately 3,000 full-time and part-time employees. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2006, 10% in 2005 and 11% in 2004.

The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of content on satellite and cable networks; 4) advertising on the stations’ Web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotels. As of year-end, Captivate had over 7,600 video screens located in 22 major cities across North America.

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

Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising announcements for certain of the available ad spots within the network programs.

The company is currently broadcasting local newscasts in High Definition (HD) in seven cities: Denver, Washington, D.C., St. Louis, Atlanta, Cleveland, Minneapolis and Phoenix. Denver converted to HD for its local newscasts in 2004, and Washington, D.C., in May 2005. St. Louis, Atlanta, Cleveland, Minneapolis and Phoenix converted in 2006. These telecasts have been well received given the dramatic increase in sales of HD televisions.

During 2006, the company acquired the TV station KTVD in Denver and the TV station WATL in Atlanta. Both stations operate as duopoly stations, alongside KUSA in Denver and WXIA in Atlanta. Both stations are affiliated with MyNetworkTV.

For all of its stations, the company is party to network affiliation agreements. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s 12 NBC-affiliated stations have agreements that expire on Dec. 31, 2016. The company’s two MyNetworkTV-affiliated stations have agreements that expire on the last day of the 2011-2012 television season.

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

Competition: In each of its broadcasting markets, the company’s stations and affiliated Web sites compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines, direct mail, outdoor advertising and Internet media. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and iPods and any digital spectrum opportunities associated with digital television (DTV). The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.

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

Television broadcast licenses are granted for periods of eight years. They are renewable by broadcasters upon application to the FCC and usually are renewed except in rare cases in which a conflicting application, a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. By the end of 2004, all of the company’s stations had converted to digital television operations in accordance with applicable FCC regulations. Nine of the company’s stations filed for FCC license renewals in 2004, eight did so in 2005, another five in 2006 and the remaining station filed on Feb. 1, 2007. As of February 2007, three of the eight applications filed in 2004 were granted and all others remain pending. The company expects all pending renewals to be granted in the ordinary course.

FCC Regulations also prohibit concentrations of broadcasting control and regulate network programming. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired television stations in Jacksonville, Fla., Denver, Colo., and Atlanta, Ga.

In 2003, the FCC substantially changed its ownership rules to allow greater media ownership opportunities, including 1) permitting common ownership of different properties in the same market (depending on market size) but retaining limitations in markets of three or fewer television stations where cross-ownership is prohibited; 2) permitting ownership of a number of television stations in a market (depending on market size); and 3) increasing the national TV ownership cap, covering the number of U.S. TV households one company is permitted to serve from 35% to 45%. In January 2004, Congress passed legislation setting the national ownership cap figure at 39%. Presently the company’s 23 television stations reach an aggregate of 18% of U.S. TV households.

In 2004, a federal appeals court found that the FCC had not adequately justified some of the rule changes and remanded the matter back to the FCC. In February 2005, the company, in a joint filing with the Newspaper Association of America, sought review of the decision in the U.S. Supreme Court. The Court refused to take the appeal and therefore, the FCC’s pre-2003 ownership rules remain in effect while the FCC deals with the issues raised in the remand. In July 2006, the FCC commenced a proceeding to address the issues raised by the appellate court and other possible revisions to the ownership rules. The company is unable to predict the outcome of these proceedings, which are likely to continue into 2008. If the FCC modifies the current restrictions, it could present opportunities for the company to acquire additional properties in markets it currently serves.

Under current FCC rules, the company may continue to own a newspaper-television combination in Phoenix, Ariz., pending FCC action on its application for permanent waiver filed with the KPNX-TV license renewal in June 2006. The company does not anticipate any action on the application until the FCC resolves the issues addressed in the current ownership proceeding.

Employee relations

At the end of 2006, the company and its subsidiaries had approximately 49,675 full-time and part-time employees. Three of the company’s newspapers were published in 2006 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the appropriate share of employees at those joint production and business operations.

Approximately 13.5% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 89 local bargaining units, most of which are affiliated with one of eight international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with three unions over working practices, wages and health and safety issues only.

The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Nearly all of the company’s units provide retirement or profit-sharing plans that cover all eligible part-time and full-time employees.

In 1990, the company established a 401(k) Savings Plan, which is available to most of its domestic non-represented employees and a small number of unionized employees who have bargained for the plan.

Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest has provided the majority of its employees with the option to purchase Gannett shares through a share incentive plan along with a retirement plan that incorporates life insurance.

The company strives to maintain good relationships with its employees.

A key initiative for the company is its Leadership and Diversity program that focuses on finding, developing and retaining the best and the brightest employees. Gannett’s Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.

MARKETS WE SERVE

NEWSPAPERS AND NEWSPAPER DIVISION

Daily newspapers

State Territory	City	Newspaper	Circulation			Founded	Joined Gannett (a)
			Morning	Afternoon	Sunday
Alabama	Montgomery	Montgomery Advertiser	47,243		56,490	1829	1995	(54)
Arizona	Phoenix	The Arizona Republic	418,344		525,967	1890	2000	(82)
	Tucson	Tucson Citizen		26,602		1870	1976	(25)
Arkansas	Mountain Home	The Baxter Bulletin	11,595			1901	1995	(55)
California	Palm Springs	The Desert Sun	51,005		52,814	1927	1986	(48)
	Salinas	The Salinas Californian	18,082			1871	1977	(31)
	Tulare	Tulare Advance-Register		6,726		1882	1993	(53)
	Visalia	Visalia Times-Delta	20,779			1859	1977	(32)
Colorado	Fort Collins	Fort Collins Coloradoan	27,546		32,322	1873	1977	(33)
Connecticut	Norwich	Norwich Bulletin	23,440		27,420	1791	1981	(42)
Delaware	Wilmington	The News Journal	113,713		133,521	1871	1978	(37)
Florida	Brevard County	FLORIDA TODAY	82,102		98,543	1966	1966	(9)
	Fort Myers	The News-Press	88,350		105,688	1884	1971	(20)
	Pensacola	Pensacola News Journal	60,056		74,668	1889	1969	(11)
	Tallahassee	Tallahassee Democrat	49,355		62,271	1905	2005	(89)
Guam	Hagatna	Pacific Daily News	19,786		19,148	1944	1971	(19)
Hawaii	Honolulu	The Honolulu Advertiser	143,356		156,926	1856	1993	(52)
Illinois	Rockford	Rockford Register Star	59,822		71,861	1855	1967	(10)
Indiana	Indianapolis	The Indianapolis Star	253,381		346,232	1903	2000	(83)
	Lafayette	Journal and Courier	36,114		42,405	1829	1971	(15)
	Marion	Chronicle-Tribune	16,987		19,112	1867	1971	(17)
	Muncie	The Star Press	32,393		33,990	1899	2000	(84)
	Richmond	Palladium-Item		16,888	20,848	1831	1976	(24)
Iowa	Des Moines	The Des Moines Register	147,615		237,813	1849	1985	(46)
	Iowa City	Iowa City Press-Citizen	14,353			1860	1977	(34)
Kentucky	Louisville	The Courier-Journal	211,770		266,731	1868	1986	(50)
Louisiana	Alexandria	Alexandria Daily Town Talk	32,792		37,616	1883	2000	(85)
	Lafayette	The Daily Advertiser	44,247		53,589	1865	2000	(63)
	Monroe	The News-Star	34,963		39,078	1890	1977	(36)
	Opelousas	Daily World	9,184		10,845	1939	2000	(86)
	Shreveport	The Times	56,221		69,859	1871	1977	(35)
Maryland	Salisbury	The Daily Times	25,321		29,439	1900	2000	(64)
Michigan	Battle Creek	Battle Creek Enquirer	22,739		29,944	1900	1971	(16)
	Detroit	Detroit Free Press	332,499		657,109	1832	2005	(90)
	Lansing	Lansing State Journal	65,294		83,529	1855	1971	(14)
	Livingston County	Daily Press & Argus	14,067		16,936	1843	2005	(88)
	Port Huron	Times Herald		27,080	36,732	1900	1970	(12)
Minnesota	St. Cloud	St. Cloud Times	27,562		36,734	1861	1977	(30)
Mississippi	Hattiesburg	Hattiesburg American		19,556	23,432	1897	1982	(44)
	Jackson	The Clarion-Ledger	91,565		101,841	1837	1982	(43)
Missouri	Springfield	Springfield News-Leader	59,086		84,786	1893	1977	(29)
Montana	Great Falls	Great Falls Tribune	32,419		35,335	1885	1990	(51)
Nevada	Reno	Reno Gazette-Journal	62,233		75,056	1870	1977	(26)
New Jersey	Asbury Park	Asbury Park Press	149,106		196,385	1879	1997	(60)
	Bridgewater	Courier News	34,743		35,519	1884	1927	(5)
	Cherry Hill	Courier-Post	70,699		83,366	1875	1959	(7)
	East Brunswick	Home News Tribune	51,401		57,473	1879	1997	(61)
	Morristown	Daily Record	38,623		40,186	1900	1998	(62)
	Vineland	The Daily Journal	17,380			1864	1986	(49)

(a)	Number in parentheses notes chronological order in which existing newspapers joined Gannett.

Non-daily publications: see listing of U.S. non-daily locations on page 14.

Daily newspapers

State Territory	City	Newspaper	Circulation			Founded	Joined Gannett (a)
			Morning	Afternoon	Sunday
New York	Binghamton	Press & Sun-Bulletin	52,075		64,974	1904	1943	(6)
	Elmira	Star-Gazette	26,301		34,972	1828	1906	(1)
	Ithaca	The Ithaca Journal	17,218			1815	1912	(2)
	Poughkeepsie	Poughkeepsie Journal	37,979		45,525	1785	1977	(28)
	Rochester	Rochester Democrat and Chronicle	159,263		214,747	1833	1918	(3)
	Utica	Observer-Dispatch	40,862		48,097	1817	1922	(4)
	Westchester County	The Journal News	123,980		138,360	1829	1964	(8)
North Carolina	Asheville	Asheville Citizen-Times	51,066		60,561	1870	1995	(56)
Ohio	Bucyrus	Telegraph-Forum		6,185		1923	2000	(65)
	Chillicothe	Chillicothe Gazette		13,773	14,061	1800	2000	(66)
	Cincinnati	The Cincinnati Enquirer	198,441		290,115	1841	1979	(38)
	Coshocton	Coshocton Tribune		6,188	6,681	1842	2000	(67)
	Fremont	The News-Messenger		12,184		1856	1975	(22)
	Lancaster	Lancaster Eagle-Gazette		13,472	14,001	1807	2000	(68)
	Mansfield	News Journal		29,091	37,367	1885	2000	(69)
	Marion	The Marion Star		12,530	12,770	1880	2000	(70)
	Newark	The Advocate		19,482	20,773	1820	2000	(71)
	Port Clinton	News Herald		5,272		1864	1975	(23)
	Zanesville	Times Recorder	18,190		18,557	1852	2000	(72)
Oregon	Salem	Statesman Journal	50,600		58,711	1851	1974	(21)
South Carolina	Greenville	The Greenville News	84,829		113,412	1874	1995	(57)
South Dakota	Sioux Falls	Argus Leader	51,658		72,030	1881	1977	(27)
Tennessee	Clarksville	The Leaf-Chronicle	21,789		25,370	1808	1995	(58)
	Jackson	The Jackson Sun	33,940		39,034	1848	1985	(47)
	Murfreesboro	The Daily News Journal	15,019		18,692	1848	2004	(87)
	Nashville	The Tennessean	169,490		235,596	1812	1979	(39)
Utah	St. George	The Spectrum	23,373		24,584	1963	2000	(73)
Vermont	Burlington	The Burlington Free Press	45,406		52,008	1827	1971	(13)
Virginia	McLean	USA TODAY	2,259,329			1982	1982	(45)
	Staunton	The Daily News Leader	17,840		20,304	1904	1995	(59)
West Virginia	Huntington	The Herald-Dispatch	27,885		33,066	1909	1971	(18)
Wisconsin	Appleton	The Post-Crescent		52,528	66,478	1853	2000	(74)
	Fond du Lac	The Reporter		15,703	17,867	1870	2000	(75)
	Green Bay	Green Bay Press-Gazette	56,800		79,614	1915	1980	(40)
	Manitowoc	Herald Times Reporter		14,463	15,148	1898	2000	(76)
	Marshfield	Marshfield News-Herald		11,858		1927	2000	(77)
	Oshkosh	Oshkosh Northwestern	20,986		24,644	1868	2000	(78)
	Sheboygan	The Sheboygan Press		21,057	23,659	1907	2000	(79)
	Stevens Point	Stevens Point Journal		11,439		1873	2000	(80)
		Central Wisconsin Sunday			22,012
	Wausau	Wausau Daily Herald		21,139	27,388	1903	1980	(41)
	Wisconsin Rapids	The Daily Tribune		11,222		1914	2000	(81)

NEWSPAPERS AND NEWSPAPER DIVISION (continued)

Times News Group, Inc. (Army Times Publishing Co.)

Headquarters: Springfield, Va.

Advertising offices: Chicago, Ill.; Los Angeles, Calif.; New York, N.Y.

Publications: Army Times, Navy Times, Marine Corps Times, Air Force Times, Federal Times, Defense News, Armed Forces Journal, C4ISR Journal, Training and Simulation Journal

Clipper Magazine

Headquarters: Mountville, Pa.

Gannett Healthcare Group

Offices: Bala Cynwyd, Pa. (serving Philadelphia and the Delaware Valley); Dallas/Fort Worth, Texas (serving Texas and Louisiana); Falls Church, Va. (serving Washington, D.C., Northern Virginia and Baltimore, Md.); Fort Lauderdale, Fla. (serving Fort Lauderdale, Orlando and Tampa); Hoffman Estates, Ill. (serving Illinois, Indiana, Michigan and Ohio); San Jose, Calif. (serving California and Western states); Westbury, N.Y. (serving New York, New Jersey and New England states)

Non-daily publications

Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Guam, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, West Virginia, Wisconsin

Gannett Media Technologies International: Cincinnati, Ohio; Norfolk, Va.; Tempe, Ariz.

Gannett Offset

Headquarters: Springfield, Va.

Offset sites: Atlanta, Ga.; Minneapolis, Minn.; Miramar, Fla.; Norwood, Mass.; St. Louis, Mo.; Springfield, Va.

Gannett Offset Marketing Services Group

Gannett Direct Marketing Services, Inc.: Louisville, Ky.

Telematch: Springfield, Va.

Gannett Retail Advertising Group: Chicago, Ill.

Gannett Satellite Information Network: McLean, Va.

Gannett News Service

Headquarters: McLean, Va.

Bureau: Washington, D.C.

State bureaus: Albany, N.Y.; Baton Rouge, La.; Trenton, N.J.; Sacramento, Calif.; Springfield, Ill.; Tallahassee, Fla.

PointRoll, Inc.

Headquarters: Conshohocken, Pa.

Sales offices: Chicago, Ill.; Detroit, Mich.; London, England; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Washington, D.C.

USA TODAY

Headquarters and editorial offices: McLean, Va.

Print sites: Arlington, Texas; Atlanta, Ga.; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Columbia, S.C.; Fort Collins, Colo.; Fort Myers, Fla.; Hattiesburg, Miss.; Kankakee, Ill.; Honolulu, Hawaii; Lansing, Mich.; Las Vegas, Nev.; Lawrence, Kan.; Mansfield, Ohio; Marin County, Calif.; Milwaukee, Wis.; Minneapolis, Minn.; Miramar, Fla.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Pasadena, Texas; Port Huron, Mich.; Raleigh, N.C.; Richmond, Ind.; Rockaway, N.J.; St. Louis, Mo.; Salisbury, N.C.; Salt Lake City, Utah; San Bernardino, Calif.; Springfield, Va.; Tampa, Fla.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.

International print sites: Frankfurt, Germany; Gosselies, Belgium; Hong Kong; London, England

National offices: Atlanta, Ga.; Boston, Mass.; Buffalo, N.Y.; Charleston, S.C.; Charlotte, N.C.; Chicago, Ill.; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Denver, Colo.; Detroit, Mich.; Fort Wayne, Ind.; Houston, Texas; Kansas City, Mo.; Las Vegas, Nev.; Los Angeles, Calif.; Memphis, Tenn.; Miami, Fla.; Milwaukee, Wis.; Minneapolis, Minn.; Murfreesboro, Tenn.; Nashville, Tenn.; New Orleans, La.; New York, N.Y.; Oklahoma City, Okla.; Orlando, Fla.; Philadelphia, Pa.; Phoenix, Ariz.; Pittsburgh, Pa.; Raleigh, N.C.; Salt Lake City, Utah; San Antonio, Texas; San Francisco, Calif.; Seattle, Wash.; St. Louis, Mo.; Tampa, Fla.; Tulsa, Okla.; Washington, D.C.

International offices: Hong Kong; London, England; Singapore

Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Detroit, Mich.; London, England; Los Angeles, Calif.; McLean, Va.; New York, N.Y.; San Francisco, Calif.

USA TODAY SPORTS WEEKLY

Editorial offices: McLean, Va.

Advertising offices: McLean, Va.; New York, N.Y.

USATODAY.com

Headquarters and editorial offices: McLean, Va.

Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Detroit, Mich.; Los Angeles, Calif.; McLean, Va.; New York, N.Y.; San Francisco, Calif.

USA WEEKEND

Headquarters and editorial offices: McLean, Va.

Print sites: Atglen, Pa.; Dickson, Tenn.; Mt. Morris, Ill.; Reno, Nev.

Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.

Daily paid-for newspapers/Newsquest PLC

		Circulation				Joined
City	Newspaper	Monday-Friday		Saturday	Founded	Gannett
Basildon	Echo	36,937			1969	1999
Blackburn	Lancashire Telegraph	33,469		28,797	1886	1999
Bolton	The Bolton News	32,575		25,395	1867	1999
Bournemouth	Daily Echo	33,762		37,001	1900	2000
Bradford	Telegraph & Argus	40,400		35,191	1868	1999
Brighton	The Argus	34,287		33,883	1880	1999
Colchester	Evening Gazette	24,162			1970	1999
Darlington	The Northern Echo	52,679		50,557	1870	1999
Glasgow	Evening Times	87,399		48,783	1876	2003
Glasgow	The Herald	70,886	*		1783	2003
Newport	South Wales Argus	30,282		27,086	1892	2000
Oxford	Oxford Mail	25,826		23,197	1928	1999
Southampton	Southern Daily Echo	41,182		48,418	1888	2000
Swindon	Swindon Advertiser	22,321		18,714	1854	1999
Weymouth	Dorset Echo	19,059		20,447	1921	2000
Worcester	Worcester News	19,243		17,268	1937	1999
York	The Press	35,821		34,756	1882	1999

*	Monday-Saturday inclusive

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

BROADCASTING

Television stations

State	City	Station	Channel/Network	Weekly Audience(a)		Founded	Joined Gannett
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970	1997
	Phoenix	KPNX-TV	Channel 12/NBC	1,282,000		1953	1979
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	440,000		1955	1994
California	Sacramento	KXTV-TV	Channel 10/ABC	1,062,000		1955	1999
Colorado	Denver	KTVD-TV	Channel 20/MyNetworkTV	643,000		1988	2006
		KUSA-TV	Channel 9/NBC	1,245,000		1952	1979
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,753,000		1949	1986
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	426,000		1989	2000
		WTLV-TV	Channel 12/NBC	519,000		1957	1988
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,338,000		1965	1996
Georgia	Atlanta	WATL-TV	Channel 36/MyNetworkTV	1,098,000		1954	2006
		WXIA-TV	Channel 11/NBC	1,693,000		1948	1979
	Macon	WMAZ-TV	Channel 13/CBS	215,000		1953	1995
Maine	Bangor	WLBZ-TV	Channel 2/NBC	107,000		1954	1998
	Portland	WCSH-TV	Channel 6/NBC	377,000		1953	1998
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	405,000		1962	1997
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,439,000		1953	1983
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,125,000		1947	1995
New York	Buffalo	WGRZ-TV	Channel 2/NBC	537,000		1954	1997
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	594,000		1949	1988
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,357,000		1948	1995
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	281,000		1953	1998
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	462,000		1956	1995

Captivate Network, Inc.

Headquarters: Westford, Mass.

Advertising offices: Atlanta, Ga.; Chicago, Ill.; Dallas, Texas; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Ontario.

(a)	Weekly audience is number of TV households reached, according to the November 2006 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

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

Gannett properties also offer online services or informational sites on the Internet as follows, listed alphabetically by market:

GANNETT CORPORATE

Gannett Co., Inc.	www.gannett.com
U.S. NEWSPAPER WEB SITES
USA TODAY	www.usatoday.com
Alexandria (La.) Daily Town Talk	www.thetowntalk.com
The Post-Crescent, Appleton, Wis.	www.postcrescent.com
Asbury Park (N.J.) Press	www.app.com
Asheville (N.C.) Citizen-Times	www.citizen-times.com
Battle Creek (Mich.) Enquirer	www.battlecreekenquirer.com
Press & Sun-Bulletin, Binghamton, N.Y.	www.pressconnects.com
Telegraph-Forum, Bucyrus, Ohio	www.bucyrustelegraphforum.com
FLORIDA TODAY, Brevard County	www.floridatoday.com
Courier News, Bridgewater, N.J.	www.c-n.com
The Burlington (Vt.) Free Press	www.burlingtonfreepress.com
Courier-Post, Cherry Hill, N.J.	www.courierpostonline.com
Chillicothe (Ohio) Gazette	www.chillicothegazette.com
The Cincinnati Enquirer	www.cincinnati.com
The Leaf-Chronicle, Clarksville, Tenn.	www.theleafchronicle.com
Coshocton (Ohio) Tribune	www.coshoctontribune.com
The Des Moines Register	desmoinesregister.com
Detroit Free Press	freep.com
Home News Tribune, East Brunswick, N.J.	www.thnt.com
Star-Gazette, Elmira, N.Y.	www.stargazette.com
The Reporter, Fond du Lac, Wis.	www.fdlreporter.com
Fort Collins Coloradoan	www.coloradoan.com
The News-Press, Fort Myers, Fla.	www.news-press.com
The News-Messenger, Fremont, Ohio	www.thenews-messenger.com
Great Falls (Mont.) Tribune	www.greatfallstribune.com
Green Bay (Wis.) Press-Gazette	www.greenbaypressgazette.com
The Greenville (S.C.) News	greenvilleonline.com
Pacific Daily News, Hagatna, Guam	www.guampdn.com
Hattiesburg (Miss.) American	www.hattiesburgamerican.com
The Honolulu Advertiser	www.honoluluadvertiser.com
The Herald-Dispatch, Huntington, W.Va.	www.herald-dispatch.com
The Indianapolis Star	www.indystar.com
Iowa City (Iowa) Press-Citizen	www.press-citizen.com
The Ithaca (N.Y.) Journal	www.theithacajournal.com
The Clarion-Ledger, Jackson, Miss.	www.clarionledger.com
The Jackson (Tenn.) Sun	www.jacksonsun.com
Journal and Courier, Lafayette, Ind	www.jconline.com
The Daily Advertiser, Lafayette, La.	www.theadvertiser.com
Lancaster (Ohio) Eagle-Gazette	www.lancastereaglegazette.com
Lansing (Mich.) State Journal	www.lansingstatejournal.com
The Courier-Journal, Louisville, Ky.	www.courier-journal.com
Herald Times Reporter, Manitowoc, Wis.	www.htrnews.com
News Journal, Mansfield, Ohio	www.mansfieldnewsjournal.com
Chronicle-Tribune, Marion, Ind.	www.chronicle-tribune.com
The Marion (Ohio) Star	www.marionstar.com
Marshfield (Wis.) News-Herald	www.marshfieldnewsherald.com
The News-Star, Monroe, La.	www.thenewsstar.com
The Montgomery (Ala.) Advertiser	www.montgomeryadvertiser.com
Daily Record, Morristown, N.J.	www.dailyrecord.com
The Baxter Bulletin, Mountain Home, Ark.	www.baxterbulletin.com
The Star Press, Muncie, Ind.	www.thestarpress.com
The Daily News Journal, Murfreesboro, Tenn.	www.dnj.com
The Tennessean, Nashville	www.tennessean.com
The Advocate, Newark, Ohio	www.newarkadvocate.com
Newspaper Network of Central Ohio	www.centralohio.com
Norwich (Conn.) Bulletin	www.norwichbulletin.com
Daily World, Opelousas, La	www.dailyworld.com
Oshkosh (Wis.) Northwestern	www.thenorthwestern.com
The Desert Sun, Palm Springs, Calif.	www.thedesertsun.com
Pensacola (Fla.) News Journal	www.pensacolanewsjournal.com
The Arizona Republic, Phoenix	www.azcentral.com
News Herald, Port Clinton, Ohio	www.portclintonnewsherald.com
Times Herald, Port Huron, Mich.	www.thetimesherald.com
Poughkeepsie (N.Y.) Journal	www.poughkeepsiejournal.com
Reno (Nev.) Gazette-Journal	www.rgj.com
Palladium-Item, Richmond, Ind.	www.pal-item.com
Rochester (N.Y.) Democrat and Chronicle	www.democratandchronicle.com
Rockford (Ill.) Register Star	www.rrstar.com
Statesman Journal, Salem, Ore.	www.statesmanjournal.com
The Salinas Californian	www.thecalifornian.com
The Daily Times, Salisbury, Md.	www.delmarvanow.com
The Sheboygan (Wis.) Press	www.sheboygan-press.com
Argus Leader, Sioux Falls, S.D.	www.argusleader.com
St. Cloud (Minn.) Times	www.sctimes.com
The Spectrum, St. George, Utah	www.thespectrum.com
The Times, Shreveport, La.	www.shreveporttimes.com
Springfield (Mo.) News-Leader	www.news-leader.com
The Daily News Leader, Staunton, Va.	www.newsleader.com
Stevens Point (Wis.) Journal	www.stevenspointjournal.com
Tallahasssee (Fla.) Democrat	www.tallahassee.com
Tucson (Ariz.) Citizen	www.tucsoncitizen.com
Tulare (Calif.) Advance-Register	www.tulareadvanceregister.com
Observer-Dispatch, Utica, N.Y.	www.uticaod.com
The Daily Journal, Vineland, N.J.	www.thedailyjournal.com
Visalia (Calif.) Times-Delta	www.visaliatimesdelta.com
Wausau (Wis.) Daily Herald	www.wausaudailyherald.com
The Journal News, Westchester County, N.Y.	www.lohud.com
The News Journal, Wilmington, Del	www.delawareonline.com
The Daily Tribune, Wisconsin Rapids, Wis	www.wisconsinrapidstribune.com
Times Recorder, Zanesville, Ohio	www.zanesvilletimesrecorder.com
Army Times	www.armytimes.com
Navy Times	www.navytimes.com
Marine Corps Times	www.marinetimes.com
Air Force Times	www.airforcetimes.com
Federal Times	www.federaltimes.com
Defense News	www.defensenews.com
Military City.	www.militarycity.com

TV STATION WEB SITES
WATL-TV, Atlanta	www.myatltv.com
WXIA-TV, Atlanta	www.11alive.com
WLBZ-TV, Bangor, Maine	www.wlbz2.com
WGRZ-TV, Buffalo, N.Y.	www.wgrz.com
WKYC-TV, Cleveland, Ohio	www.wkyc.com
WLTX-TV, Columbia, S.C.	www.wltx.com
KTVD-TV, Denver	www.my20denver.com
KUSA-TV, Denver	www.9news.com
WZZM-TV, Grand Rapids-Kalamazoo-Battle Creek, Mich	www.wzzm13.com
WFMY-TV, Greensboro, N.C.	www.wfmynews2.com
WTLV-TV/WJXX-TV, Jacksonville, Fla.	www.firstcoastnews.com
WBIR-TV, Knoxville, Tenn.	www.wbir.com
KTHV-TV, Little Rock, Ark.	www.todaysthv.com
WMAZ-TV, Macon, Ga.	www.13wmaz.com
KARE-TV, Minneapolis-St. Paul	www.kare11.com
KPNX-TV, Phoenix, Ariz	www.azcentral.com/12news
WCSH-TV, Portland, Maine	www.wcsh6.com
KXTV-TV, Sacramento, Calif.	www.news10.net
KSDK-TV, St. Louis, Mo.	www.ksdk.com
WTSP-TV, Tampa-St. Petersburg, Fla.	www.tampabays10.com
WUSA-TV, Washington, D.C.	www.wusa9.com

NEWSQUEST NEWSPAPER WEB SITES
Newsquest Media Group	www.newsquest.co.uk
Echo, Basildon	www.echo-news.co.uk
Lancashire Telegraph, Blackburn	www.lancashiretelegraph.co.uk
The Bolton News, Bolton	www.theboltonnews.co.uk
Daily Echo, Bournemouth	www.bournemouthecho.co.uk
Telegraph & Argus, Bradford	www.thetelegraphandargus.co.uk
The Argus, Brighton	www.theargus.co.uk
Evening Gazette, Colchester	www.gazette-news.co.uk
The Northern Echo, Darlington	www.thenorthernecho.co.uk
Evening Times, Glasgow	www.eveningtimes.co.uk
The Herald, Glasgow	www.theherald.co.uk
South Wales Argus, Newport	www.southwalesargus.co.uk
Oxford Mail, Oxford	www.oxfordmail.net
Southern Daily Echo, Southampton	www.dailyecho.co.uk
Swindon Advertiser, Swindon	www.adver.co.uk
Dorset Echo, Weymouth	www.dorsetecho.co.uk
Worcester News, Worcester	www.worcesternews.co.uk
The Press, York	www.thepress.co.uk

OTHER WEB SITES
101 Things to Do Magazine	www.101thingstodo.com
Action Advertising	www.actionadvertiser.com & www.actionprinting.com
Captivate Network	www.captivatenetwork.com
Clipper Magazine	www.clippermagazine.com
Gannett Offset	www.gannettoffset.com
Gannett Direct Marketing Services	www.gdms.com
Gannett Healthcare Group	www.nurse.com
Gannett Media Technologies International	www.gmti.com
Hawaii.com	www.hawaii.com
Indy Moms	www.indymoms.com
PointRoll	www.pointroll.com
Telematch	www.telematch.com
USA WEEKEND	www.usaweekend.com

ITEM 1A.	RISK FACTORS

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

Competition from alternative forms of media may impair our ability to achieve revenue growth

Advertising produces the predominant share of our newspaper and broadcasting revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our traditional print and television businesses are facing increasing competition. Alternative media sources also affect our ability to increase our circulation revenues and television audience. This competition could make it difficult for us to grow our advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

The variable nature of our operating and interest expenses make it difficult to control our costs and could reduce our profitability

We continue to face upward pressure on labor and benefit costs, along with volatility in newsprint prices and interest rates. Our ability to control and manage these costs is somewhat limited due to competition and market factors.

Changes in economic conditions in the markets we serve may produce volatility in demand for our products and services

Our operating results depend on the relative strength of the economy in our principal newspaper and television markets as well as the strength or weakness of national and regional economic factors.

Foreign exchange variability could adversely affect our consolidated operating results

Any weakening of the British pound-to-U.S. dollar exchange rate could adversely impact Newsquest’s earnings contribution to consolidated results.

Changes in regulatory environment may encumber or impede our efforts to improve operating results

Our newspaper and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely affect our future profitability. FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. Congress established Feb. 17, 2009, as the date by which each television station will be required to return one of the two channels currently assigned to it and operate as a digital facility exclusively.

All of the company’s stations have converted to digital television; however, we cannot predict how the transition will affect our broadcast results. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2007.

The degree of success of our investment and acquisition strategy may significantly impact our ability to expand overall profitability

We intend to continue efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to risks that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 31, 2006, 16 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

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

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 29 locations.

During the past five years, substantial improvements to existing facilities were completed in Tampa, Fla. As a result of our duopoly acquisition in Atlanta, we are enlarging the acquired facility to accommodate the staff and technical facilities for both stations. This project will be completed in 2008. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns a data and network operations center in nearby Maryland. Headquarters facilities are adequate for present operations.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In four such matters, the company’s liability could exceed $100,000.

In March 2004, the United States Environmental Protection Agency (EPA) notified Phoenix Newspapers, Inc. (PNI), a wholly owned Gannett subsidiary, that the company is considered a potentially responsible party for costs incurred in the investigation and potential remediation of contamination at a property in Phoenix, Ariz., formally owned by PNI. In August 2005, PNI entered into a voluntary Administrative Order on Consent with the EPA. This Order requires PNI to (1) investigate the extent, if any, to which PNI’s use of that property contributed to contamination of the site, (2) if warranted, evaluate options for remediation, and (3) reimburse EPA’s oversight costs. Such remaining liability is not expected to be material.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 30 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1996	First	$29.63	$35.38
	Second	$32.25	$35.82
	Third	$32.00	$35.07
	Fourth	$34.75	$39.25

1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62

2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25

2007	First	$57.57	$63.11	*

*	Through February 16, 2007

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
9/25/06 – 10/29/06	467,000	$54.95	467,000	$1,096,909,980
10/30/06 – 11/26/06	—	—	—	$1,096,909,980
11/27/06 – 12/31/06	—	—	—	$1,096,909,980

Total 4th Quarter 2006	467,000	$54.95	467,000	$1,096,909,980

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the share repurchase program announced on April 14, 2005. An additional $1 billion was authorized on July 25, 2006. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of this publicly announced repurchase program.

Comparison of shareholder return

The following graph compares the performance of the company’s common stock during the period Dec. 31, 2001, to Dec. 31, 2006, with the S&P 500 Index and the S&P 500 Publishing Index (which consists of Dow Jones & Co., Inc., Gannett Co., Inc., The McGraw-Hill Companies, Inc., Meredith Corporation, The New York Times Company and Tribune Company).

The S&P 500 Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The S&P 500 Publishing Index also is weighted by market capitalization.

The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index, and the S&P Publishing Index at closing on Dec. 31, 2001. It assumes that dividends were reinvested quarterly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to the S&P 500 Publishing Index.

	2001	2002	2003	2004	2005	2006
Gannett Co., Inc.	100	108.16	136.01	126.17	95.06	96.86
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Publishing Index	100	106.55	126.59	122.94	107.27	123.70

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the years 2002 through 2006 is contained under the heading “Selected Financial Data” and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the sale of discontinued operations in 2005 (see discussion in Discontinued Operations). The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Gannett Co., Inc. is a leading international news and information company operating primarily in the United States and the United Kingdom (U.K.). We generated approximately 86% of our 2006 consolidated revenues from domestic operations in 41 states, the District of Columbia, and Guam, and approximately 14% from our foreign operations primarily in the U.K. Our goal is to be customer centric by delivering quality products and results for our readers, viewers, advertisers and other customers. We believe that well-managed newspapers, television stations, Internet products, magazine/specialty publications and programming efforts will lead to higher profits for our shareholders. To that end, our strategy has three major components:

•	Drive innovation through the company, as demonstrated by the company’s creation of the Gannett Center for Design and Innovation.

•	Transform the company newsrooms into Information Centers to gather and disseminate news and information across multiple platforms 24 hours a day, seven days a week.

•	Strengthen the foundation of the company by finding, developing and retaining the best and brightest employees through a robust Leadership and Diversity program.

We implement our strategy and manage our operations through two business segments: newspaper publishing and broadcasting (television). The newspaper publishing segment includes the operations of 90 daily newspapers, nearly 1,000 non-daily local publications in the United States and Guam and almost 300 titles in the U.K. Our 90 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million, have a combined daily paid circulation of 7.2 million, making us the nation’s largest newspaper group in terms of circulation. Together with the 17 daily paid-for newspapers our Newsquest division publishes in the U.K., the total average daily circulation of our 107 domestic and U.K. daily newspapers was approximately 8 million at the end of 2006. All of our daily newspapers also operate Web sites which are integrated with publishing operations. Our newspaper publishers also have strategic business relationships with online investee companies including CareerBuilder, Classified Ventures, ShopLocal.com and Topix.net.

The newspaper publishing segment also includes PointRoll, an Internet ad services business; Planet Discover, a provider of local, integrated online search and advertising technology; commercial printing; newswire; marketing and data services operations.

Through our broadcasting segment, we own and operate 23 television stations covering 18% of the U.S. in markets with more than 20.1 million households. We also include in this segment the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising through video screens located in elevators of office towers and select hotels across North America.

2006 operating summary and key business transactions:

The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2006 fiscal year ended on Dec. 31, 2006, and encompassed a 53-week period. The company’s 2005 and 2004 fiscal years encompassed 52-week periods.

Unless stated otherwise, as in the section titled “Discontinued Operations,” all of the information contained in Management’s Discussion and Analysis of Operations relates to continuing operations. Therefore, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington, The (Olympia) Olympian and The Bellingham Herald, which were disposed of in an asset exchange in 2005 as discussed later, are excluded for all periods covered by this report.

From Continuing Operations

In thousands, except per share amounts
	2006	2005	Change
Operating revenues	$8,033,354	$7,598,939	6%
Operating income	$1,998,237	$2,048,071	(2%)
Net income	$1,160,782	$1,211,255	(4%)
Net income per share – diluted	$4.90	$4.92	—

Discontinued Operations

In thousands, except per share amounts
	2006	2005	Change
Income from operation of discontinued operations, net of tax	$—	$14,644	—
Per share – diluted	$—	$$.06	—
Gain on disposal of newspaper businesses, net of tax	$—	$18,755	—
Per share – diluted	$—	$.08	—

Net Income

In thousands, except per share amounts
	2006	2005	Change
Net income	$1,160,782	$1,244,654	(7%)
Net income per share – diluted	$4.90	$5.05	(3%)

Net income per diluted share was $4.90 for 2006 compared to $5.05 for 2005. Earnings from continuing operations per diluted share were $4.90 for 2006 and $4.92 for 2005.

The company began reporting stock-based compensation expense in the first quarter of 2006 as required by Statement of Financial Accounting Standards No. 123(R). Results for the year include stock compensation expense of $47.0 million ($29.1 million after tax, or $0.12 per share). Refer to Note 10 “Capital stock, stock options, incentive plans” in the Notes to Consolidated Financial Statements for further information concerning this matter.

Operating revenues rose 6% to $8.0 billion for 2006 reflecting the full year consolidation of Detroit newspaper operations beginning on Aug. 1, 2005, the June 26, 2006, acquisition of KTVD-TV in Denver, and the Aug. 7, 2006 acquisition of WATL-TV in Atlanta. Revenue growth from acquisitions was partially offset by the deconsolidation of Texas-New Mexico Newspapers Partnership operations effective Dec. 26, 2005. If Gannett had owned the same properties for all of 2006 and 2005, revenues would have increased 2%.

Internal revenue growth in 2006 came primarily from broadcast and U.S. local newspapers, which achieved solid results in the local and real estate advertising categories, and from non-daily initiatives. Broadcast revenue strengthened due to increased demand for political and issue-related advertising and the winter Olympic games on the company’s NBC affiliates.

Overall, the softness in ad revenues from newspaper operations, combined with higher newsprint prices, which were up nearly 9%, stock compensation, and staff consolidation costs, led to a 2% decline in operating income, to $2.0 billion. Interest expense was higher for the year – up $77.4 million or 37%, reflecting higher interest rates and higher average debt levels related to acquisitions and share repurchases.

On a segment basis, total newspaper publishing revenues were $7.2 billion for 2006, an increase of 5% over 2005. These revenues are derived principally from sales of advertising (including sales of Internet advertising) and circulation, which accounted for 75% and 18%, respectively, of total newspaper publishing revenues for 2006. Our Newsquest operations generated approximately 17% and 11% of these advertising and circulation revenues, respectively. The remaining $502 million in newspaper publishing revenues were produced primarily by our commercial printing operations and earnings from our 40.6% share in the results of the Texas-New Mexico Newspapers Partnership, the 50% owned Tucson joint operating agency and our 19.49% equity interest in California Newspapers Partnership.

Newspaper publishing expenses increased 8% over 2005 to $5.5 billion, driven by higher newsprint costs, the impact of recent acquisitions, new non-daily products, stock compensation and staff consolidation costs. On a pro forma basis, newspaper publishing expenses increased 3% over 2005.

Through our broadcasting segment, we produced $855 million in revenues for 2006, an increase of 16% from 2005. Broadcasting expenses increased 12% to $475 million reflecting higher television production and advertising sales costs as well as costs from the growth of Captivate operations and the addition of the two acquired broadcast stations.

Challenges for 2007: Looking forward to 2007, the company faces several important challenges, including:

•	advertising revenue growth for our newspapers is expected to be modest amid weakness in certain local economies and softening real estate, along with continued competition from the Internet;

•	newsprint prices remain high so conservation measures must be continued;

•	employee medical costs are expected to increase;

•	absence of $98 million in incremental political and Olympic revenue;

•	potentially higher interest costs if rates on short-term borrowings increase; and

•	successfully implementing our strategy of establishing profitable Information Center business models at our newspapers.

The company will aggressively pursue revenue growth, carefully manage costs and seek out strategic investments, partnerships and business acquisitions.

Basis of reporting

Following is a discussion of the key factors that have affected the company’s business over the last three fiscal years. This commentary should be read in conjunction with the company’s financial statements, Selected Financial Data and the remainder of this Form 10-K.

Critical accounting policies and the use of estimates: The company prepares its financial statements in accordance with generally accepted accounting principles (GAAP) which require the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. The company reevaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

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

Please refer to Note 1 of this Form 10-K for a more complete discussion of all of the company’s significant accounting policies.

Business acquisitions, investments, exchanges, dispositions and discontinued operations

2006: In January 2006, the company acquired a minority equity interest in 4INFO, a company offering a comprehensive suite of mobile phone search services.

In April 2006, the company contributed the Muskogee (Okla.) Phoenix to the Gannett Foundation. In connection with the acquisition of Clipper Magazine, Inc. in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in the first quarter of 2006 as a result of certain performance metrics being achieved by these businesses.

In June 2006, the company completed the acquisition of KTVD-TV in Denver and in August the acquisition of WATL-TV in Atlanta, which created the company’s second and third duopolies.

In August 2006, the company, McClatchy Co. and Tribune Company announced an agreement concerning their ownership stakes in CareerBuilder.com, ShopLocal.com and Topix.net. Under the terms of the agreement, the company and Tribune Company increased each of their equity stakes in CareerBuilder.com and ShopLocal.com to 42.5%, and in Topix.net to 31.9%. The company paid McClatchy $155 million in connection with this agreement.

In August 2006, the company invested an additional $145 million in the California Newspapers Partnership (CNP) in conjunction with the CNP’s acquisition of the Contra Costa Times and the San Jose Mercury News and related publications and Web sites. The company’s additional investment enabled it to maintain its 19.49% ownership in the CNP.

The company also purchased several small non-daily products in the U.S. as well as Planet Discover, a provider of local, integrated online search and advertising technology.

The total cash paid in 2006 for business acquisitions was approximately $402.7 million and for investments was $338.3 million. The financial statements reflect an allocation of purchase price that is preliminary for these acquisitions.

2005: On March 31, 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio and Kentucky.

On June 10, 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user-friendly, non-intrusive technology for advertisers.

Effective July 31, 2005, Knight Ridder, Inc. (now McClatchy Co.) sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported in other operating revenue.

On Aug. 29, 2005, the company completed an exchange of assets in which Knight Ridder (now McClatchy Co.) received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for 2005 and all prior periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

On Sept. 16, 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pennsylvania. As a result of this transaction, the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. At and from the effective date of the agreement, the company has accounted for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method. In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Statement of Income.

During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

The total cash paid for the 2005 business acquisitions was $619 million.

On March 23, 2005, the company, along with Knight Ridder, Inc. (now McClatchy Co.) and Tribune Company, jointly acquired a 75% equity interest in Topix.net, a news content aggregation service.

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

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc. (now named ShopLocal.com), a leading provider of Web-based marketing solutions for national and local retailers, with Knight Ridder, Inc. (now McClatchy Co.) and Tribune Company.

The company also purchased a small daily newspaper in Wisconsin and several small non-daily publications in the U.S. and the U.K.

The 2004 business acquisitions (excluding the non-monetary exchange transaction) had an aggregate cash purchase price of approximately $169 million.

In August 2004, the company completed the sale of its NBC affiliate in Kingman, Ariz., KMOH-TV.

RESULTS OF OPERATIONS

Consolidated summary – continuing operations

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts
	2006	Change	2005	Change	2004
Operating revenues	$8,033	6%	$7,599	4%	$7,284
Operating expenses	$6,035	9%	$5,551	7%	$5,171
Operating income	$1,998	(2%)	$2,048	(3%)	$2,113
Income from continuing operations
Per share – basic	$4.91	(1%)	$4.94	1%	$4.89
Per share – diluted	$4.90	—	$4.92	2%	$4.84

A discussion of operating results of the company’s newspaper and broadcasting segments, along with other factors affecting net income, follows. The company’s growth over the years has been through, in part, the acquisition of businesses. The discussion below is focused mainly on changes in historical financial results, however certain operating information is also presented on a pro forma basis, which assumes that all properties owned at the end of 2006 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Newspaper publishing segment

In addition to its domestic local newspapers, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Gannett Offset commercial printing and other advertising and marketing services businesses. The newspaper segment in 2006 contributed 89% of the company’s revenues and 85% of its operating income.

Newspaper operating results were as follows:

In millions of dollars
	2006	Change	2005	Change	2004
Revenues	$7,179	5%	$6,862	6%	$6,462
Expenses	$5,478	8%	$5,057	8%	$4,683
Operating income	$1,701	(6%)	$1,805	1%	$1,779

Impact of acquisitions: The increases reflected above for 2006 revenues and expenses are attributable in large measure to business acquisition activity. In particular, full year reporting of the Detroit transaction was a key driver. Until that transaction became effective on Aug. 1, 2005, the company’s 50% interest in the Detroit joint operating agency was accounted for under the equity method, thus the company picked up its 50% interest in Detroit’s pre-tax income as an entry to the “all other” revenue line in the Statement of Income.

Upon completing the transactions with Knight Ridder (now McClatchy Co.) and MediaNews Group, the company became the majority owner in Detroit operations and therefore, the company has fully consolidated these operations within its newspaper segment. Therefore, all newspaper-related revenue and expense line items for 2006 reflect an increase from this ownership and attendant accounting change.

Foreign currency translation: The average exchange rate used to translate U.K. newspaper results was 1.84 for 2006 and 1.82 for 2005 and 2004, so newspaper segment revenue and expense variances when comparing 2006 with 2005 and 2004 are slightly higher as a result.

Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 75% and 18%, respectively, of total newspaper revenues in 2006. Ad revenues also include those derived from advertising placed with newspaper-related Internet products. Other publishing revenues are mainly from commercial printing, earnings from the company’s 50% owned joint operating agency in Tucson (and Detroit for the first eight months of 2005), revenue from PointRoll and earnings from its 19.49% equity interest in the California Newspapers Partnership and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership for 2006.

The table below presents the principal components of reported newspaper revenues for the last three years.

Newspaper operating revenues, in millions of dollars
	2006	Change	2005	Change	2004
Advertising	$5,370	4%	$5,161	7%	$4,835
Circulation	$1,307	3%	$1,264	4%	$1,218
Commercial printing and other	$502	15%	$437	7%	$409
Total	$7,179	5%	$6,862	6%	$6,462

The table below presents the principal components of reported newspaper advertising revenues for the last three years.

Advertising revenues, in millions of dollars
	2006	Change	2005	Change	2004
Local	$2,316	5%	$2,205	8%	$2,042
National	$874	7%	$817	4%	$786
Classified	$2,180	2%	$2,139	7%	$2,007
Total ad revenue	$5,370	4%	$5,161	7%	$4,835

Reported advertising revenues for 2006 increased $209 million or 4%. The increase reflects the full year impact of 2005 acquisitions, particularly Detroit and Tallahassee, as well as incremental revenues in the U.S. from purchased or internally developed non-daily publications. Approximately 75% of the growth in reported advertising revenue for 2006 was attributable to newly acquired businesses. In the U.K., ad revenues in local currency were weaker in all categories in 2006, but the weakness was moderated slightly by a higher average exchange rate.

In the tables that follow, newspaper advertising and circulation revenue results along with related advertising linage and circulation volume statistics are presented on a pro forma basis. For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts below, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however. Reported and pro forma newspaper revenue comparisons are positively impacted by the additional 53rd week in 2006.

Advertising revenues, in millions of dollars (pro forma)
	2006	Change	2005	Change	2004
Local	$2,315	2%	$2,261	1%	$2,230
National	$874	1%	$865	1%	$854
Classified	$2,180	(1%)	$2,206	2%	$2,166
Total ad revenue	$5,369	1%	$5,332	2%	$5,250

Advertising linage, in millions of inches, and preprint distribution (pro forma)
	2006	Change	2005	Change	2004
Local	35.2	1%	34.8	(3%)	35.9
National	3.9	(7%)	4.2	(5%)	4.4
Classified	55.6	—	55.6	(2%)	56.9
Total Run-of-Press	94.7	—	94.6	(3%)	97.2
Preprint distribution (millions)	12,613	(1%)	12,679	3%	12,347

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

In millions of dollars
	2006	2005	2004
Pro forma ad revenues	$5,369	$5,332	$5,250
Less: Net effect of transactions	1	(171)	(415)

As reported ad revenues	$5,370	$5,161	$4,835

Reported local ad revenues were up $111 million or 5% in 2006 benefiting from the full-year impact of the 2005 acquisitions and the 53rd week. Local revenues rose in the U.S. and the U.K. Pro forma local ad revenues were up 2%, with pro forma linage up 1% from last year. Revenue from small and medium-sized advertisers advanced in our domestic newspapers, while the revenue performance of larger advertisers softened.

Reported national ad revenues were up $57 million or 7% in 2006, primarily due to higher sales in USA TODAY branded publications and the Detroit transaction. Pro forma national ad revenues increased 1%.

Reported classified ad revenues increased $41 million or 2%. Classified revenue gains were reported by U.S. newspapers but these were partially offset by declining classifieds in the U.K. On a pro forma basis, classified ad revenues decreased 1%, with pro forma linage even. Solid classified gains were achieved in the U.S. in the employment, real estate and legal categories. On a pro forma basis, total real estate ad revenues rose 9% for the year, while automotive and employment ad revenues declined 11% and 4%, respectively. Lower automotive was due to decreased spending by local dealers in the company’s domestic and U.K. markets.

Newspaper advertising revenues in millions, as reported.

Looking to 2007, modest ad revenue and volume growth are anticipated in most core newspaper print categories and in most newspaper markets. Continued strong growth is expected from online ad sales and from non-daily products. Revenue results for 2007 will be affected by regional economic performance in the U.S. and the U.K., consumer confidence, the strength of the job market, weakening or strengthening in the British pound-to-U.S. dollar exchange rate and the geopolitical environment.

Reported 2006 newspaper circulation revenues increased $43 million or 3% over 2005, primarily as a result of the Detroit transaction. Circulation revenue for local U.S. newspapers was down slightly, while revenues rose slightly at USA TODAY and in the U.K.

USA TODAY’s average daily circulation for 2006 decreased 1% to 2,259,329. USA TODAY reported an average daily paid circulation of 2,269,509 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 24, 2006, a decrease of 1% over the comparable period in 2005.

For local newspapers, morning circulation accounts for approximately 84% of total daily volume, while evening circulation accounts for 16%.

Newspaper circulation revenues in millions, as reported.

Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)
	2006	Change	2005	Change	2004
Local Newspapers
Morning	4,714	(2%)	4,818	(1%)	4,859
Evening	885	(4%)	920	(4%)	958
Total daily	5,599	(2%)	5,738	(1%)	5,817
Sunday	6,267	(2%)	6,413	(3%)	6,624

Newspaper revenue comparisons 2005-2004: For 2005, reported advertising revenues increased $326 million or 7%. The increase in ad revenues reflects the impact of 2005 acquisitions, including Detroit, Tallahassee, and Hometown Communications, as well as incremental revenues in the U.S. from purchased or internally developed non-daily publications. Approximately 60% of the growth in reported advertising revenue for 2005 was attributed to the newly acquired businesses. In the U.K., ad revenues were weaker in all categories in 2005.

Reported local ad revenues were up $163 million or 8% in 2005. Pro forma local ad revenues were up 1%, with pro forma linage down 3% from 2004. Revenue from small and medium-sized advertisers advanced in our domestic newspapers, while the revenue performance of larger advertisers softened.

Reported national ad revenues were up $31 million or 4% in 2005. Pro forma national ad revenues increased 1% on a 5% pro forma volume decrease.

Reported classified ad revenues increased $132 million or 7% in 2005. On a pro forma basis, classified ad revenues rose 2%, with pro forma linage down 2%. Solid classified gains were achieved in the U.S. in the employment and real estate categories, including online advertising. These gains were largely offset by softness in the U.K.

Reported 2005 newspaper circulation revenues increased $46 million or 4% over 2004, primarily as a result of the Detroit transaction and improvement at USA TODAY. Circulation revenues at USA TODAY rose 9% in 2005, benefiting from a $0.25 single-copy price increase implemented on Sept. 7, 2004. The price increase affected approximately 900,000 copies sold daily at newsstands and newsracks.

USA TODAY’s average daily circulation for 2005 decreased 1% to 2,277,064. USA TODAY reported an average daily paid circulation of 2,299,905 in the ABC Publisher’s Statement for the 26 weeks ended Sept. 25, 2005, a 1% decrease over the comparable period in 2004.

Newspaper operating expense: Newspaper operating costs rose $421 million or 8%, in 2006, primarily due to the Detroit and Tallahassee acquisitions, the internal growth of non-daily publications, higher newsprint costs, stock compensation expense, staff consolidation costs, and the 53rd week.

On a pro forma basis, assuming all properties owned at the end of 2006 were owned throughout 2006 and 2005, newspaper operating expense rose 3%.

On an as reported basis, newsprint expense rose 9%, reflecting a 9% increase in average prices and flat consumption. On a pro forma basis, newsprint costs rose 6% with declines in usage helping to offset higher prices.

Newspaper payroll costs on an as reported basis were up approximately 5% reflecting additions to headcount from acquisitions and non-daily growth. On a pro forma basis, payroll costs rose 2%.

Benefit costs in the aggregate for the newspaper segment were higher in 2006, as a result of stock-based compensation expense and generally higher ongoing costs for employee medical and disability benefits.

Newspaper expense comparisons 2005-2004: Newspaper operating costs rose $374 million or 8%, in 2005, primarily due to the Detroit, Tallahassee, Hometown Communications acquisitions and the internal growth of non-daily publications.

On an as reported basis, newsprint expense rose 9%, reflecting a 9% increase in average prices and a slight decline in consumption.

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

Outlook for 2007: Newsprint prices are expected to decline in the U.S. as a result of falling industry-wide consumption and conservation measures as well as additional newsprint production capacity, particularly in Canada and China. In the U.K., we expect another price increase, which will be mitigated by a switch of a significant portion of tonnage to lighter weight newsprint. Overall, we expect the average cost per ton of newsprint to decline marginally in 2007. Payroll costs are expected to rise only marginally, reflecting the impact of staff consolidations in the U.S. and the U.K.

Newspaper operating income: Newspaper operating income decreased in 2006, to $1.70 billion from $1.81 billion in 2005. The principal factors affecting operating income changes were the following:

Favorable

•	full year of business acquisitions, including PointRoll, Detroit, Hometown Communications and Tallahassee;

•	domestic growth in classified employment and real estate categories, including significant growth in online revenues;

•	expansion of non-daily products and profits; and

•	positive impact of the 53rd week in 2006.

Unfavorable

•	higher newsprint prices;

•	lower operating results in the U.K. amid a softening advertising environment;

•	significantly lower automotive revenues in the U.S. and U.K.;

•	stock compensation costs;

•	employee benefit costs for pension; and

•	staff consolidation costs.

Newspaper operating income comparisons 2005-2004:

Newspaper operating income increased slightly in 2005, up to $1.81 billion from $1.78 billion in 2004. Domestic growth in classified and online revenues, higher circulation revenues at USA TODAY reflecting the single-copy price increase in September 2004, coupled with the acquisitions of Detroit, PointRoll, Hometown Communications and, in the U.K., Exchange & Mart and Auto Exchange, contributed to the increase. Negative factors included higher newsprint prices and softening advertising in the U.K.

Newsquest’s financial results were translated from British pounds to U.S. dollars using a weighted average rate of 1.82 for 2005 and 2004.

Broadcasting

The company’s broadcasting operations at the end of 2006 included 23 television stations in markets reaching 18% of U.S. television homes, and Captivate Network, Inc.

Over the last three years, reported broadcasting revenues, expenses and operating income were as follows:

In millions of dollars
	2006	Change	2005	Change	2004
Revenues	$855	16%	$736	(10%)	$822
Expenses	$475	12%	$425	1%	$421
Operating income	$380	22%	$311	(22%)	$401

Reported broadcast revenues increased $119 million or 16% for 2006. For the company’s television stations, the revenue comparisons reflect 2006 Winter Olympics, robust political and election related advertising, and the acquisition of KTVD-TV in Denver and WATL-TV in Atlanta. Excluding Captivate, broadcast revenues increased 16%; local television station revenue was 12% higher and national was 22% higher. Television online revenue rose more than 50% in 2006.

Incremental television revenues from the Olympic, political and election-related advertising totaled approximately $98 million. Other ad category results for 2006 included higher revenue for telecom, services and home improvement, offset by slightly lower automotive and retail.

Reported operating expenses increased $50 million or 12% in 2006. Excluding Captivate, television operating expenses increased 12% in 2006, primarily due to sales commissions related to higher revenues, programming costs related to launching of several new local shows and acquisitions, stock compensation and the amortization of intangibles. Payroll costs were 5% higher for the year, reflecting local sales commissions on higher revenues and added costs from the acquisition of WATL-TV and KTVD-TV.

Broadcast results 2005-2004: Reported broadcast revenues declined $86 million or 10% for 2005. For the company’s television stations, the revenue comparisons reflect the net loss from 2004 of approximately $105 million of Olympic and political advertising. Excluding Captivate, broadcast revenues declined 11%; local television station revenue was 3% lower and national was 24% lower.

Major ad category results for 2005 reflect lower automotive and retail revenue; revenue from the restaurant category was flat and revenue from services and packaged goods was higher.

Reported operating expenses increased $4 million or 1% in 2005. Excluding Captivate, television operating expenses declined 1%, primarily due to lower advertising sales and production costs. Payroll costs were 2% higher for the year, reflecting added costs from Captivate.

Broadcasting revenues in millions, as reported.

Outlook for 2007: Revenues are expected to be lower due to the absence of Winter Olympics and substantially lower political and election-related advertising. Captivate and online revenues are expected to continue their rapid growth. Expenses are expected to moderate, reflecting lower revenue levels.

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars
	2006	Change	2005	Change	2004
Cost of sales	$4,438	9%	$4,062	8%	$3,776
Selling, general and admin. expenses	$1,320	9%	$1,215	5%	$1,153
Depreciation	$243	(3%)	$251	9%	$230
Amortization of intangible assets	$34	48%	$23	92%	$12

Total	$6,035	9%	$5,551	7%	$5,171

Cost of sales for 2006 rose $376 million or 9%, primarily reflecting incremental costs from recent acquisitions and internal growth of non-daily products, as well as higher newsprint, pension and staff consolidation costs. On a pro forma basis, cost of sales increased less than 4%.

Selling, general and administrative expenses rose $105 million or 9% primarily due to acquisitions, higher ad sales costs in broadcasting, and expensing of stock-based compensation of $47.0 million in 2006. On a pro forma basis, selling, general and administrative expenses rose 6%.

Depreciation expense was 3% lower in 2006, reflecting accelerated depreciation taken in 2005 on press equipment taken out of service. Amortization of intangible assets rose 48%, reflecting costs associated with recent acquisitions.

Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2006	2005	2004
Payroll and employee benefits	47.1%	47.6%	48.3%
Newsprint and other production material	18.3%	18.3%	18.2%

Operating expense comparisons 2005-2004: Cost of sales for 2005 increased $286 million or 8%, reflecting incremental costs from acquisitions and internal growth of non-daily products, as well as higher newsprint costs. Benefit cost comparisons within the cost of sales category were favorable for 2005, reflecting retiree medical and life insurance curtailment credits.

Selling, general and administrative expenses (SG&A) increased by $62 million or 5% in 2005 primarily due to acquisitions.

Depreciation expense was 9% higher in 2005 reflecting incremental costs from acquisitions as well as from the installation of new printing presses for Detroit operations. Amortization of intangible assets rose 92%, reflecting costs associated with acquisitions.

In total, domestic operating expenses rose, while those in the U.K. were lower, both reflecting overall revenue level changes.

Outlook for 2007: The company anticipates only modest increases in operating costs in 2007. Lower newsprint expenses are anticipated along with lower overall employee benefit costs. Payroll expense increases are expected to be modest, impacted by lower staffing levels.

Non-operating income and expense

Interest expense in 2006 rose $77 million or 37%, reflecting higher interest rates and higher average outstanding debt related to investments and acquisitions, and share repurchases.

Interest expense in 2005 rose $70 million or 50% from 2004, reflecting higher debt levels related to share repurchase activity and acquisitions, and higher interest rates.

Outlook for 2007: Because the company has $2.2 billion in commercial paper obligations at Dec. 31, 2006, that have relatively short-term maturity dates, as well as $750 million of floating rate notes, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.2 billion, and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $14.8 million.

The company expects its interest expense to decline modestly in 2007, reflecting lower outstanding borrowings partially offset by higher average rates.

A further discussion of the company’s debt and credit facilities is contained in the Liquidity and Capital Resources section of this report.

Other non-operating items: In all years shown, non-operating income and expense includes costs associated with certain minority equity interest investments in online/new technology businesses, including a 42.5% stake (one-third prior to August 2006) in CareerBuilder, an online recruitment business. Also included are minority interest charges for consolidated businesses, including the Detroit Newspaper Partnership (after Aug. 1, 2005). Non-operating items in 2005 and 2004 also included minority interest expense related to the Texas-New Mexico Newspapers Partnership, which is not present in 2006 due to the deconsolidation of this entity. Interest and investment income are also reflected in this non-operating category.

The more significant non-recurring items included in this category include: in 2006, a gain on the sale of the company’s 10.5% interest in the Cincinnati Reds baseball team; in 2005, a non-monetary gain upon the contribution of the Chambersburg, Pa., newspaper to the Texas-New Mexico Newspapers Partnership; and in 2004, a non-monetary gain on the exchange of the company’s newspaper in Gainesville, Ga., for two daily newspapers in Tennessee.

The change in the “Other non-operating” category relates mainly to reduced charges from the CareerBuilder investment, the excess of gains on the sale of the Cincinnati Reds and several minority interest Internet investments over the 2005 Chambersburg disposition gain, and the absence in 2006 of the minority interest charge related to the Texas-New Mexico Newspapers Partnership.

Provision for income taxes on earnings from continuing operations

The company’s effective income tax rate was 32.5% in 2006, 33.4% in 2005 and 33.9% in 2004. The 2006 rate reflects the favorable settlement of tax audits during the year. The provisions of the American Jobs Creation Act, which permit a deduction for certain domestic production activities, favorably affected the company’s effective tax rate for 2005 and 2006.

Further information concerning income tax matters is contained in Note 9 of the Consolidated Financial Statements.

Income from continuing operations

For 2006, the company’s income from continuing operations declined 4% to $1.16 billion. Higher earnings from broadcasting were more than offset by lower newspaper earnings and higher interest expense. Stock compensation expense related to stock options, which was recorded for the first time in 2006, adversely impacts comparisons. A lower effective tax rate in 2006 moderated the decline in pre-tax earnings.

Income from continuing operations on a per share basis, basic and diluted, declined 0.6% and 0.4%, respectively in 2006, reflecting the impact of share repurchase activity. This is discussed further in the Liquidity and Capital Resources section of this report which follows. The share repurchases made in 2006 will have a favorable impact on earnings per share in 2007.

In thousands, except per share amounts
	2006	Change	2005	Change	2004
Income from continuing operations
Per basic share	$4.91	(1%)	$4.94	1%	$4.89
Per diluted share	$4.90	—	$4.92	2%	$4.84
Average basic shares outstanding	236,337	(4%)	244,958	(7%)	264,714
Average diluted shares outstanding	236,756	(4%)	246,256	(8%)	267,590

In 2005, the company reported income from continuing operations of $1.2 billion or $4.92 per diluted share, down 4% and 2%, respectively.

Income from continuing operations, in millions.

Discontinued operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of The (Boise) Idaho Statesman and two newspapers in the state of Washington – The (Olympia) Olympian and The Bellingham Herald – that were part of an exchange transaction with Knight Ridder completed on Aug. 29, 2005. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.06 in 2005 and $0.08 in 2004. In the third quarter of 2005, Gannett also reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Discontinued Operations

In thousands, except per share amounts

	2005	2004	Change
Income from operation of discontinued operations, net of tax	$14,644	$21,803	(33%)
Per share – diluted	$.06	$.08	(25%)
Gain on disposal of newspaper businesses, net of tax	$18,755	$—	100%
Per share – diluted	$.08	$—	100%

Net income and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

In millions of dollars, except per share amounts

	2006	Change	2005	Change	2004
Net income	$1,161	(7%)	$1,245	(5%)	$1,317
Per basic share	$4.91	(3%)	$5.08	2%	$4.98
Per diluted share	$4.90	(3%)	$5.05	3%	$4.92

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was $1.5 billion in 2006, up from $1.4 billion in 2005, reflecting higher broadcast earnings and cash flow, partially offset by lower Newsquest results, staff consolidation costs and higher newsprint and interest cost.

Cash used by the company for investing activities totaled $751.3 million. This reflects capital spending of $200.8 million; $402.7 million for acquisitions, and $338.3 million for equity investments, including CareerBuilder and Classified Ventures. These cash outflows were partially offset by proceeds from investments and the sale of assets.

Cash used by the company for financing activities totaled $706.1 million in 2006. This reflects repurchase of approximately 3.9 million shares of the company’s stock for $215.4 million, the payment of dividends totaling $280.0 million and payments of unsecured promissory notes and other indebtedness totaling $1.5 billion. These financing cash flows were partially offset by the net proceeds from the issuance of the 5.75% notes due 2011 and floating rate notes due 2009 totaling $1.2 billion and proceeds from the exercise of stock options totaling $27.4 million.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2006	2005	2004
Current ratio	1.4-to-1	1.3-to-1	1.4-to-1
Accounts receivable turnover	8.0	7.8	7.8
Newsprint inventory turnover	6.4	6.0	6.2

As part of the adoption of SFAS No. 158 at Dec. 31, 2006, current liabilities increased approximately $35 million.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions, investments and share repurchases.

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-2 and P-2 by Standard & Poor’s and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A- by Standard & Poor’s and A3 by Moody’s Investors Service. The company filed an automatic shelf registration statement with the Securities and Exchange Commission on July 25, 2006, under which an unspecified amount of additional debt or equity securities may be issued. The company’s Board of Directors has established a maximum aggregate level of $7 billion for amounts which may be raised through borrowings or the issuance of equity securities.

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 31, 2006	Dec. 25, 2005
Unsecured promissory notes	$2,201,244	$3,665,908
Unsecured global notes	2,944,888	1,695,829
Other indebtedness	63,889	76,536

Total long-term debt	$5,210,021	$5,438,273

The unsecured promissory notes at Dec. 31, 2006, were due from Jan. 2, 2007, to Feb. 1, 2007, with rates varying from 5.31% to 5.41%.

The unsecured promissory notes at Dec. 25, 2005, were due from Dec. 27, 2005, to Jan. 28, 2006, with rates varying from 4.09% to 4.30%.

The maximum amount of such promissory notes outstanding at the end of any period during 2006 and 2005 was $3.6 billion and $3.8 billion, respectively. The daily average outstanding balance was $2.8 billion during 2006 and $3.4 billion during 2005 and the weighted average interest rate on commercial paper was 4.9% for 2006 and 3.2% for 2005. Total average debt outstanding in 2006 and 2005 was $5.3 billion and $5.1 billion, respectively. The weighted average interest rate on all debt was 5.2% for 2006 and 4.0% for 2005.

In May 2006, the company issued $500 million aggregate principal amount of 5.75% notes due 2011 and $750 million aggregate principal amount of floating rate notes due 2009 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newscom in connection with its acquisition. The Newscom notes ($47.2 million) bear interest at 0.50% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.75%. The Newscom notes are due on Dec. 31, 2007, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 31, 2006, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (4.2% at Dec. 31, 2006).

At Dec. 31, 2006, the company had a total of $4.169 billion of credit available under three revolving credit agreements expiring in 2009 and 2010. The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured global notes due in 2007 and Newscom notes are classified as long-term debt.

The commitment fee rates for all revolving credit agreements may range from .07% to .25%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 31, 2006, was .08% for all facilities. At the option of the company, the interest rate on borrowings under these agreements may be .17% to ..50% above the prime rate, the Eurodollar base rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt.

The revolving credit agreements in place at Dec. 31, 2006, contain a single restrictive provision that requires the maintenance of net worth of at least $3.5 billion. At Dec. 31, 2006, net worth was $8.4 billion.

Under an automatic shelf registration filed with the Securities and Exchange Commission in July 2006, an unspecified amount of additional debt or equity securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

The following annual maturities schedule of long-term debt assumes the company had used its $4.169 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global notes due in 2007 and 2008. Based on this refinancing assumption, the $2.2 billion of unsecured promissory notes are included in maturities for 2010 and the unsecured global notes due in 2007 and 2008 are included in maturities for 2009 and 2010. The company’s other indebtedness is assumed to be paid based on its scheduled pay dates.

In thousands of dollars
2007	$—
2008	—
2009	1,882,120
2010	2,331,875
2011	497,200
Later years	498,826

Total	$5,210,021

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.2 billion at Dec. 31, 2006, approximately equal to its book value.

At Dec. 31, 2006, and Dec. 25, 2005, the company estimates that the amount reported on its balance sheet for financial instruments, including cash and cash equivalents, marketable securities, trade and other receivables, and other long-term liabilities, approximates fair value.

The company has a capital expenditure program (not including business acquisitions) of approximately $200 million planned for 2007, including approximately $16 million for land and buildings or renovation of existing facilities, $157 million for machinery and equipment, and $27 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2007 capital program will be funded from operating cash flow.

In February 2004, the company announced the reactivation of its existing share repurchase program. A total of 3.9 million shares with an aggregate cost of $215.4 million were purchased in 2006 under this program. As of Dec. 31, 2006, the company had remaining authority to repurchase up to $1.1 billion of its common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. For more information on the share repurchase program, refer to Item 5 of Part II of this Form 10-K.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments.

Contractual obligations

		Payments due by period
In millions of dollars	Total	2007	2008-09	2010-11	Thereafter
Long-term debt (1)	$6,130	$283	$2,390	$2,941	$516
Operating leases (2)	346	55	93	67	131
Purchase obligations (3)	463	145	156	88	74
Programming contracts	140	12	82	42	4
Other long-term liabilities	495	54	105	101	235

Total	$7,574	$549	$2,826	$3,239	$960

(1)	See Note 6 to the Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume short-term commercial paper and term debt is outstanding for the life of the back-up revolving credit agreements.

(2)	See Note 11 to the Financial Statements.

(3)	Includes purchase obligations related to printing contracts, capital projects, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 31, 2006, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

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

Capital stock

In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion, and as of Dec. 31, 2006, approximately $1.1 billion may yet be purchased under the program. During 2006, 3.9 million shares were purchased under the program for $215.4 million. During 2005, 17.6 million shares were purchased under the program for $1.3 billion. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

In October 2005, the company accelerated the vesting of 4.6 million options for which the option exercise price was substantially above the then current market price for the company’s shares. The options affected by this acceleration of vesting were principally comprised of the entire grant made on Dec. 10, 2004, which had an option price of $80.90 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $15.18 per option. For its executive officers, the company imposed a holding period that requires them to refrain from selling shares acquired upon the exercise of these options (other than shares that may be sold to cover payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or an executive officer’s last day of employment, whichever date is earlier.

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

Because the company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because the options discussed above were priced above current market, the acceleration of vesting of these options did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration on pro forma stock-based compensation required to be disclosed in the financial statement footnotes under the provisions of SFAS No. 123, was to increase such disclosed cost by approximately $32 million for 2005 and $52 million for 2004.

The options were accelerated to reduce the expense impact in 2006 and thereafter of the new accounting standard for stock-based compensation. A discussion of this new accounting standard is included in Note 1 to the financial statements.

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

The company’s common stock outstanding at Dec. 31, 2006, totaled 234,743,902 shares, compared with 238,045,823 shares at Dec. 25, 2005.

Dividends

Dividends declared on common stock amounted to $283 million in 2006, compared with $273 million in 2005, reflecting an increase in the dividend rate which was partially offset by a decrease in shares outstanding.

Dividends declared per share.

On July 25, 2006, the quarterly dividend was increased from $.29 to $.31 per share.

Cash dividends		Payment date	Per share
2006	4th Quarter	Jan. 2, 2007	$.31
	3rd Quarter	Oct. 2, 2006	$.31
	2nd Quarter	July 3, 2006	$.29
	1st Quarter	April 13, 2006	$.29

2005	4th Quarter	Jan. 3, 2006	$.29
	3rd Quarter	Oct. 3, 2005	$.29
	2nd Quarter	July 1, 2005	$.27
	1st Quarter	April 1, 2005	$.27

Accumulated other comprehensive income

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $699 million at the end of 2006 and $285 million at the end of 2005. The increase reflects a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 31, 2006, were translated from Sterling to U.S. dollars at an exchange rate of 1.96 versus 1.74 at the end of 2005. Newsquest’s financial results were translated at an average rate of 1.84 for 2006 and 1.82 for 2005 and 2004.

The company adopted SFAS No. 158 at Dec. 31, 2006, which changed the accounting for pensions and postretirement benefits as discussed in Note 1 to the financial statements. Under this new standard the company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. As a result of recording the funded status of these plans, the company reduced equity through other comprehensive income by a net after tax charge of $376.6 million. At Dec. 31, 2006, accumulated other comprehensive income includes a $393 million charge for retirement plans.

Effects of inflation and changing prices and other matters

The company’s results of operations and financial condition have not been significantly affected by inflation. In both of its principal businesses, subject to normal competitive conditions, the company generally has been able to pass along rising costs through increased selling prices. Further, the effects of inflation and changing prices on the company’s property, plant and equipment and related depreciation expense have been reduced as a result of an ongoing capital expenditure program and the availability of replacement assets with improved technology and efficiency.

The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related to Newsquest and reported as part of shareholders’ equity, totaled $699 million at Dec. 31, 2006. This reflects a strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 31, 2006, exchange rate of 1.96. Refer to Item 7A below for additional detail.

New accounting pronouncements: In July 2006, the Financial Accounting Standards Board (FASB) issued “Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (FIN No. 48), effective for the company’s first quarter of 2007. Under FIN No. 48, companies are required to make disclosures about uncertainties in their income tax positions, including a roll-forward analysis of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more likely than not” that the position would be sustained upon examination. Adoption of this new accounting standard may result in an adjustment to retained earnings at the beginning of 2007. Management is currently evaluating the impact of this interpretation on the company’s financial accounting and reporting.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the company’s first quarter of 2008. Management is in the process of studying the impact of this interpretation on the company’s financial accounting and reporting.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, postretirement plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the dates of the fiscal year-end statement of financial position, and provide additional disclosures. On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. See Notes 7 and 8 to the financial statements for further discussion of the effect of adopting Statement 158 on the company’s consolidated financial statements.

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

Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; and (k) general economic, political and business conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. A 10% change in the price of Sterling against the U.S. dollar would change reported net income for 2006 by approximately 2%.

Because the company has $2.2 billion in commercial paper obligations outstanding at Dec. 31, 2006, that have relatively short-term maturity dates, as well as $750 million of floating rate notes, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $14.8 million.

Refer to Note 6 for information regarding the fair value of the company’s long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 31, 2006 and December 26, 2005, and the related consolidated statements of income, cash flows, and shareholders’ equity for the fiscal years then ended. Our audits also included the 2006 and 2005 financial statement schedules listed in the accompanying index in Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 31, 2006 and December 26, 2005, and the consolidated results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2006 and 2005 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 1 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Nos. 123(R) and 158 during fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gannett Co., Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, included in Item 9A (page 60), expressed an unqualified opinion thereon.

McLean, Virginia

February 23, 2007

REPORT OF PRICEWATERHOUSECOOPERS LLP,

INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gannett Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, Gannett Co., Inc. and its subsidiaries results of operations and cash flows for the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the 2004 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

McLean, Virginia

February 25, 2005, except as to the discontinued operations referred to in Note 2, as to which the date is February 20, 2006.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Assets	Dec. 31, 2006	Dec. 25, 2005
Current assets
Cash and cash equivalents	$94,256	$68,803
Marketable securities	—	93,822
Trade receivables, less allowance for doubtful receivables of $38,123 and $40,037, respectively	1,023,006	998,799
Other receivables	192,964	77,123
Inventories	120,802	117,969
Deferred income taxes	15,130	29,892
Prepaid expenses and other current assets	85,861	75,663

Total current assets	1,532,019	1,462,071

Property, plant and equipment
Land	247,390	242,049
Buildings and improvements	1,576,945	1,519,558
Machinery, equipment and fixtures	3,147,898	3,042,435
Construction in progress	37,877	125,651

Total	5,010,110	4,929,693
Less accumulated depreciation	(2,234,688)	(2,114,546)

Net property, plant and equipment	2,775,422	2,815,147

Intangible and other assets
Goodwill	10,060,440	9,685,006
Indefinite-lived and other amortized intangible assets, less accumulated amortization of $87,594 and $53,605, respectively	836,568	446,018
Investments and other assets	1,019,355	1,335,154

Total intangible and other assets	11,916,363	11,466,178

Total assets	$16,223,804	$15,743,396

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

Liabilities and shareholders’ equity	Dec. 31, 2006	Dec. 25, 2005
Current liabilities
Accounts payable
Trade	$252,042	$281,681
Other	40,602	26,952
Accrued liabilities
Compensation	143,107	150,325
Interest	25,338	18,576
Other	227,487	254,954
Dividend payable	72,984	69,366
Income taxes	190,430	125,934
Deferred income	164,958	168,553

Total current liabilities	1,116,948	1,096,341

Deferred income taxes	702,123	862,554
Long-term debt	5,210,021	5,438,273
Postretirement medical and life insurance liabilities	229,930	317,791
Other long-term liabilities	558,208	432,699

Total liabilities	7,817,230	8,147,658

Minority interests in consolidated subsidiaries	24,311	25,176

Commitments and contingent liabilities (see Note 11)

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares:
Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	685,900	619,569
Retained earnings	12,337,041	11,459,496
Accumulated other comprehensive income	306,298	249,150

	13,653,658	12,652,634

Less Treasury stock, 89,674,730 shares and 86,372,809 shares, respectively, at cost	(5,271,395)	(5,082,072)

Total shareholders’ equity	8,382,263	7,570,562

Total liabilities, minority interests and shareholders’ equity	$16,223,804	$15,743,396

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Net operating revenues
Newspaper advertising	$5,370,453	$5,161,208	$4,835,335
Newspaper circulation	1,306,549	1,264,031	1,218,486
Broadcasting	854,821	736,452	821,543
All other	501,531	437,248	408,298

Total	8,033,354	7,598,939	7,283,662

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	4,438,236	4,061,246	3,776,623
Selling, general and administrative expenses, exclusive of depreciation	1,320,111	1,215,256	1,153,429
Depreciation	242,781	251,130	229,500
Amortization of intangible assets	33,989	23,236	11,634

Total	6,035,117	5,550,868	5,171,186

Operating income	1,998,237	2,048,071	2,112,476

Non-operating (expense) income
Interest expense	(288,040)	(210,625)	(140,647)
Interest income	4,817	5,932	4,548
Other non-operating items	4,468	(25,523)	(16,194)

Total	(278,755)	(230,216)	(152,293)

Income before income taxes	1,719,482	1,817,855	1,960,183
Provision for income taxes	558,700	606,600	664,800

Income from continuing operations	1,160,782	1,211,255	1,295,383

Discontinued operations
Income from the operation of discontinued operations, net of tax	—	14,644	21,803
Gain on disposal of newspaper businesses, net of tax	—	18,755	—

Net income	$1,160,782	$1,244,654	$1,317,186

Earnings from continuing operations per share - basic	$4.91	$4.94	$4.89

Earnings from discontinued operations
Discontinued operations per share - basic	—	.06	.08
Gain on disposal of newspaper businesses per share - basic	—	.08	—

Net income per share - basic	$4.91	$5.08	$4.98

Earnings from continuing operations per share - diluted	$4.90	$4.92	$4.84

Earnings from discontinued operations
Discontinued operations per share - diluted	—	.06	.08
Gain on disposal of newspaper businesses per share - diluted	—	.08	—

Net income per share - diluted	$4.90	$5.05	$4.92

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Cash flows from operating activities
Net income	$1,160,782	$1,244,654	$1,317,186
Adjustments to reconcile net income to operating cash flows Gain on disposal of newspaper businesses, net of tax	—	(18,755)	—
Depreciation	242,781	252,950	232,387
Amortization of intangibles	33,989	23,236	11,634
Minority interest	2,148	8,783	8,912
Stock-based compensation	47,040	—	—
Provision for deferred income taxes	32,010	10,713	77,974
Pension expense, net of pension contributions	92,016	28,822	(15,273)
Other, net, including gains on asset sales	(63,422)	(18,417)	(27,098)
Increase in receivables	(1,341)	(17,987)	(42,263)
(Increase) decrease in inventories	(2,145)	4,149	(3,438)
Increase (decrease) in accounts payable	(34,165)	31,154	(10,162)
Increase (decrease) in interest and taxes payable	(17,759)	(165,497)	24,083
Change in other assets and liabilities, net	(12,069)	47,936	11,833

Net cash flow from operating activities	1,479,865	1,431,741	1,585,775

Cash flows from investing activities
Purchase of property, plant and equipment	(200,780)	(262,637)	(279,790)
Payments for acquisitions, net of cash acquired	(402,684)	(619,283)	(169,262)
Payments for investments	(338,341)	(93,396)	(50,521)
Proceeds from investments	53,751	12,451	13,552
Proceeds from sale of certain assets	42,927	245,334	23,180
(Purchase of) proceeds from investments in marketable securities	93,822	(93,822)	—

Net cash used for investing activities	(751,305)	(811,353)	(462,841)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance fees	1,246,820	498,175	—
(Payments of) proceeds from unsecured promissory notes and other indebtedness	(1,481,828)	939,150	773,232
Payments of unsecured global notes	—	(600,000)	—
Dividends paid	(280,008)	(272,885)	(273,028)
Cost of common shares repurchased	(215,426)	(1,309,477)	(1,668,760)
Proceeds from issuance of common stock upon exercise of stock options	27,353	72,537	115,984
Distributions to minority interest in consolidated partnerships	(3,013)	(13,381)	(9,490)

Net cash used for financing activities	(706,102)	(685,881)	(1,062,062)

Effect of currency exchange rate change	2,995	(1,578)	7,814

Increase (decrease) in cash and cash equivalents	25,453	(67,071)	68,686
Balance of cash and cash equivalents at beginning of year	68,803	135,874	67,188

Balance of cash and cash equivalents at end of year	$94,256	$68,803	$135,874

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands of dollars

Fiscal years ended December 26, 2004, December 25, 2005, and December 31, 2006	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance: Dec. 28, 2003	$324,421	$471,581	$9,444,791	$319,305	$(2,137,117)	$8,422,981

Net income, 2004			1,317,186			1,317,186
Foreign currency translation adjustment				277,189		277,189
Minimum pension liability adjustment, net of tax benefit of $3,070				(5,007)		(5,007)

Total comprehensive income						1,589,368

Dividends declared, 2004: $1.04 per share			(274,017)			(274,017)
Treasury stock acquired					(1,668,760)	(1,668,760)
Stock options exercised		76,720			39,238	115,958
Restricted stock awards settled		334			19	353
Tax benefit derived from stock awards settled		14,644				14,644
Other treasury stock activity					(36,525)	(36,525)

Balance: Dec. 26, 2004	$324,421	$563,279	$10,487,960	$591,487	$(3,803,145)	$8,164,002

Net income, 2005			1,244,654			1,244,654
Foreign currency translation adjustment				(344,534)		(344,534)
Minimum pension liability adjustment, net of tax benefit of $702				2,197		2,197

Total comprehensive income						902,317

Dividends declared, 2005: $1.12 per share			(273,118)			(273,118)
Treasury stock acquired					(1,309,477)	(1,309,477)
Stock options exercised		47,134			25,403	72,537
Restricted stock awards settled		309			159	468
Tax benefit derived from stock awards settled		7,722				7,722
Other treasury stock activity	(2)	1,125			4,988	6,111

Balance: Dec. 25, 2005	$324,419	$619,569	$11,459,496	$249,150	$(5,082,072)	$7,570,562

Net income, 2006			1,160,782			1,160,782
Foreign currency translation adjustment				413,878		413,878
Minimum pension liability adjustment, net of tax provision of $12,036				19,638		19,638

Total comprehensive income						1,594,298

Adoption of SFAS No. 158 for pension and postretirement benefits, net of tax benefit of $220,108				(376,368)		(376,368)
Dividends declared, 2006: $1.20 per share			(283,237)			(283,237)
Treasury stock acquired					(215,426)	(215,426)
Stock options exercised		14,303			13,050	27,353
Stock option compensation		39,230				39,230
Restricted stock compensation		7,810				7,810
Tax benefit derived from stock awards settled		3,325				3,325
Other treasury stock activity		1,663			13,053	14,716

Balance: Dec. 31, 2006	$324,419	$685,900	$12,337,041	$306,298	$(5,271,395)	$8,382,263

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2006 fiscal year ended on Dec. 31, 2006, and encompassed a 53-week period. The company’s 2005 and 2004 fiscal years encompassed 52-week periods.

Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in the Consolidated Statements of Income.

Operating agencies: Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results from the Tucson joint operating agency are accounted for under the equity method and reported as a net amount in other operating revenues. The company’s operating results from the Detroit joint operating agency were similarly accounted for under the equity method through July 31, 2005. As discussed more fully in Note 2 to the financial statements, effective July 31, 2005, the company acquired a controlling interest in that operation and therefore results from Detroit newspaper operations have since been fully consolidated in its financial statements along with a minority interest charge for its minority partner’s interest.

Critical accounting policies and the use of estimates: The company prepares its financial statements in accordance with generally accepted accounting principles which require the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate. The company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of its businesses. The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources.

A more complete discussion of all of the company’s significant accounting policies follows.

Cash and cash equivalents: Cash and cash equivalents consist of investments in government securities, commercial paper and money market funds, with an original maturity of three months or less.

Marketable securities: Investments underlying marketable securities are classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments, which consist of auction-rate bonds, are carried at fair value.

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

Goodwill and other intangible assets: Intangible assets and goodwill represent the excess of acquisition cost over the fair value of other assets acquired net of liabilities assumed at the time operating properties were purchased. The company follows Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is deemed to be impaired. For purposes of goodwill accounting, the company has established its reporting units for newspapers at a level below the segment level. These reporting units therefore consist principally of U.S. newspaper businesses and the U.K. newspaper group. For Broadcasting, goodwill is accounted for at the segment level. The company annually performs an impairment test of its goodwill and indefinite-lived intangible assets and has determined that no impairment of recorded goodwill or indefinite-lived intangible assets existed at Dec. 31, 2006. Intangible assets that have finite useful lives are amortized over those useful lives. See additional detail in Note 3.

Valuation of long-lived assets: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 31, 2006, and Dec. 25, 2005, such investments aggregated approximately $17 million and $24 million, respectively.

Investments where the company does have significant influence are recorded under the equity method of accounting. See Note 5 for further discussion of investments.

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

Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, ads placed on its Web sites, amounts charged to customers for commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors reduced by the amount of discounts taken. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Retirement plans: Pension costs under the company’s retirement plans are actuarially determined. The company recognizes the cost of postretirement medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.

Stock-based employee compensation: Prior to Dec. 26, 2005, the company accounted for stock-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Under APB No. 25, the company generally did not recognize stock-based compensation for stock options in its statements of income, because the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Under those provisions, the company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the company’s stock options been recorded based on the fair value at grant date.

Effective Dec. 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for 2006 include (a) compensation expense for all unvested stock-based awards that were granted through Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company’s stock option awards have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years). See Note 10 for further discussion.

Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

Per share amounts: The company reports earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from restricted stock units.

Foreign currency translation: The income statements of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in comprehensive income and are classified as accumulated other comprehensive income (loss) in shareholders’ equity.

New accounting pronouncements: In July 2006, the Financial Accounting Standards Board (FASB) issued “Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (FIN No. 48), effective for the company’s first quarter of 2007. Under FIN No. 48, companies are required to make disclosures about uncertainties in their income tax positions, including a roll-forward analysis of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more likely than not” that the position would be sustained upon examination. Management is currently evaluating this standard and the impact on its financial accounting and reporting.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the company’s first quarter of 2008. Management is in the process of studying the impact of this interpretation on the company’s financial accounting and reporting.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, postretirement plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position and provide additional disclosures. On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. See Notes 7 and 8 for further discussion of the effect of adopting Statement 158 on the company’s consolidated financial statements.

NOTE 2

Acquisitions, investments, dispositions and exchanges

2006: In January 2006, the company acquired a minority equity interest in 4INFO, a company offering a comprehensive suite of mobile search services.

In April 2006, the company contributed the Muskogee (Okla.) Phoenix to the Gannett Foundation. In connection with the acquisition of Clipper Magazine in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in the first quarter of 2006 as a result of certain performance metrics being achieved.

The company completed the acquisition of KTVD-TV in Denver in June and the acquisition of WATL-TV in Atlanta in August. These acquisitions created the company’s second and third broadcast station duopolies.

In August 2006, the company, McClatchy Co. and Tribune Company reached an agreement concerning their ownership stakes in CareerBuilder.com, ShopLocal.com and Topix.net. Under the terms of the agreement, the company and Tribune Company increased each of their equity stakes in CareerBuilder.com and ShopLocal.com to 42.5%, and in Topix.net to 31.9%. The company paid McClatchy $155 million in connection with this agreement.

In August 2006, the company invested an additional $145 million in the California Newspapers Partnership (CNP) in conjunction with the CNP’s acquisition of the Contra Costa Times and the San Jose Mercury News and related publications and Web sites. The company’s additional investment enabled it to maintain its 19.49% ownership in the CNP.

During 2006, the company also purchased several small non-daily products in the United States including the Marco Island Sun Times, a weekly newspaper in Marco Island, Fla., and FS View & Florida Flambeau, an independent student newspaper in Tallahassee, Fla. Additionally, Planet Discover, a provider of local, integrated online search and advertising technology, was purchased.

The total cash paid in 2006 for business acquisitions was approximately $402.7 million. The financial statements reflect an allocation of purchase price that is preliminary for these acquisitions.

Subsequent to year-end, the company acquired Central Florida Future, the independent student newspaper of the University of Central Florida.

2005: On March 31, 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio, and Kentucky.

On June 10, 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user-friendly, non-intrusive technology for advertisers.

On July 31, 2005, Knight Ridder, Inc. (now McClatchy Co.) sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit had been reported under the equity method, as an entry to the “all other” revenue line in the statements of income.

On Aug. 29, 2005, the company completed an exchange of assets with Knight Ridder (now McClatchy Co.) in which Knight Ridder received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million (reflecting a charge for goodwill associated with these businesses of $221 million). Operating results for 2005 and all prior periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

Amounts applicable to discontinued operations which have been reclassified in the Statements of Income are as follows:

In millions of dollars

	2005	2004
Revenues	$67	$98
Pretax income	$24	$35
Net income	$15	$22

On Sept. 16, 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pennsylvania. As a result of this transaction, the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Statement of Income. At and from the effective date of the agreement, the company has accounted for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method.

During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

The total cash paid for the 2005 business acquisitions was $619 million.

On March 23, 2005, the company acquired a 25% equity interest in Topix.net, a news content aggregation service.

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

In May 2004, the company acquired a one-third interest in CrossMedia Services, Inc. (now ShopLocal.com), a leading provider of Web-based marketing solutions for national and local retailers.

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

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at the reporting unit level at least annually. The company has performed an impairment test of its goodwill and indefinite-lived intangible assets at Dec. 31, 2006, at Dec. 25, 2005, and at Dec. 26, 2004, and determined that no impairment of goodwill or indefinite-lived intangible assets existed.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at Dec. 31, 2006, and Dec. 25, 2005. Indefinite-lived intangible assets include mast-heads, television station FCC licenses and trade names.

In thousands of dollars

	Gross	Accumulated Amortization	Net
Dec. 31, 2006
Goodwill	$10,060,440	$—	$10,060,440
Indefinite-lived intangibles	594,551	—	594,551
Amortized intangible assets:
Customer relationships	303,827	80,174	223,653
Other	25,784	7,420	18,364

Total	$10,984,602	$87,594	$10,897,008

Dec. 25, 2005
Goodwill	$9,685,006	$—	$9,685,006
Indefinite-lived intangibles	183,514	—	183,514
Amortized intangible assets:
Customer relationships	295,866	50,736	245,130
Other	20,243	2,869	17,374

Total	$10,184,629	$53,605	$10,131,024

Amortization expense was approximately $34.0 million in 2006 and $23.2 million in 2005. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles include commercial printing relationships and internally developed technology and were assigned lives of between five and ten years and are amortized on a straight-line basis.

For each of the next five years, amortization expense relating to the amortized intangibles is expected to be in the same range as 2006 and assumes no significant acquisitions or dispositions.

In thousands of dollars

	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 26, 2004	$8,307,184	$1,553,598	$9,860,782

Acquisitions & adjustments	507,278	(4,077)	503,201
Dispositions	(388,623)	—	(388,623)
Foreign currency exchange rate changes	(290,458)	104	(290,354)

Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006

Acquisitions & adjustments	(44,471)	73,762	29,291
Dispositions	(946)	—	(946)
Foreign currency exchange rate changes	347,087	2	347,089

Balance at Dec. 31, 2006	$8,437,051	$1,623,389	$10,060,440

In thousands of dollars
	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangibles
Balance at Dec. 26, 2004	$119,953	$—	$119,953

Acquisitions & adjustments	72,427	862	73,289
Foreign currency exchange rate changes	(9,728)	—	(9,728)

Balance at Dec. 25, 2005	$182,652	$862	$183,514

Acquisitions & adjustments	139,838	255,304	395,142
Foreign currency exchange rate changes	15,895	—	15,895

Balance at Dec. 31, 2006	$338,385	$256,166	$594,551

In thousands of dollars
	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 26, 2004	$130,377	$6,025	$136,402

Acquisitions & adjustments	146,072	3,795	149,867
Dispositions	(529)	—	(529)
Amortization	(22,222)	(1,014)	(23,236)

Balance at Dec. 25, 2005	$253,698	$8,806	$262,504

Acquisitions & adjustments	4,642	5,688	10,330
Foreign currency exchange rate changes	3,172	—	3,172
Amortization	(29,283)	(4,706)	(33,989)

Balance at Dec. 31, 2006	$232,229	$9,788	$242,017

NOTE 4

Consolidated statements of cash flows

Cash paid in 2006, 2005 and 2004 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars

	2006	2005	2004
Income taxes	$549,763	$728,984	$577,254
Interest	$281,275	$218,004	$140,649

Interest in the amount of $2.0 million, $3.2 million and $4.8 million was capitalized in 2006, 2005 and 2004, respectively.

In connection with the purchase of an additional interest in and reorganization of the Detroit joint operating agency in 2005, the company recorded a minority interest liability of $25 million and also assumed certain employee benefit-related liabilities of approximately $131 million. In connection with the 2006 broadcasting acquisitions, the company assumed approximately $29.9 million of film contract liabilities.

NOTE 5

Investments

The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Ponderay Newsprint Company	13.50%
4Info.	14.60%
California Newspapers Partnership	19.49%
ShermansTravel	23.30%
Classified Ventures	23.60%
fish4	25.08%
Topix.net	31.90%
Texas-New Mexico Newspapers Partnership	40.60%
CareerBuilder.	42.50%
ShopLocal	42.50%
Tucson Newspapers Partnership	50.00%

The aggregate carrying value of the equity investments at Dec. 31, 2006, was $802 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition. The aggregate amount of pretax earnings recorded by the company for its equity investments was $38.6 million, $11.2 million, and $10.4 million for 2006, 2005, and 2004, respectively.

The company also recorded revenue related to CareerBuilder and Classified Ventures products for online advertisements placed in its newspaper markets. Such amounts totaled approximately $206 million for 2006, $167 million for 2005 and $105 million for 2004.

NOTE 6

Long-term debt

The long-term debt of the company is summarized below:

In thousands of dollars

	Dec. 31, 2006	Dec. 25, 2005
Unsecured promissory notes	$2,201,244	$3,665,908
Unsecured global notes	2,944,888	1,695,829
Other indebtedness	63,889	76,536

Total long-term debt	$5,210,021	$5,438,273

The unsecured promissory notes at Dec. 31, 2006, were due from Jan. 2, 2007, to Feb. 1, 2007, with rates varying from 5.31% to 5.41%.

The unsecured promissory notes at Dec. 25, 2005, were due from Dec. 27, 2005, to Jan. 27, 2006, with rates varying from 4.09% to 4.30%.

The maximum amount of such promissory notes outstanding at the end of any period during 2006 and 2005 was $3.6 billion and $3.8 billion, respectively. The daily average outstanding balance was $2.8 billion during 2006 and $3.4 billion during 2005 and the weighted average interest rate on commercial paper was 4.9% for 2006 and 3.2% for 2005. The weighted average interest rate on all debt was 5.2% for 2006 and 4.0% for 2005.

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

In May 2006, the company issued $500 million aggregate principal amount of 5.75% notes due 2011 and $750 million aggregate principal amount of floating rate notes due 2009 in an underwritten public offering. The net proceeds of the offering were used to pay down commercial paper borrowings.

Other indebtedness includes the loan notes issued in the U.K. to the former shareholders of Newscom in connection with its acquisition. The Newscom notes ($47.2 million) bear interest at 0.5% below the Sterling London Interbank Offered Rate (LIBOR), subject to a cap of 6.75%. The Newscom notes are due on Dec. 31, 2007, but may be redeemed by the company on each interest payment date. The noteholders are entitled to require the company to repay all or part of the notes on any interest payment date by giving 30 days’ written notice. The remaining other indebtedness at Dec. 31, 2006, consists primarily of industrial revenue bonds with maturities in 2008 and 2009 at variable interest rates (4.2% at Dec. 31, 2006).

In March 2006, the company increased its $766.875 million revolving credit facility maturing in January 2010 to $966.875 million to replace a $200 million 2-year facility which matured.

At Dec. 31, 2006, the company had a total of $4.169 billion of credit available under three revolving credit agreements, which expire in 2009 and 2010.

These revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured global notes due in 2006 and Newscom notes are classified as long-term debt.

The revolving credit agreements in place at Dec. 31, 2006, contain a restrictive provision that requires the maintenance of net worth of at least $3.5 billion. At Dec. 31, 2006, and Dec. 25, 2005, net worth was $8.4 billion and $7.6 billion, respectively.

Under an automatic shelf registration filed with the Securities and Exchange Commission in July 2006, an unspecified amount of additional debt or equity securities can be issued. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of future acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

The following annual maturities schedule of long-term debt assumes the company had used its $4.169 billion of revolving credit agreements to refinance existing unsecured promissory notes and the unsecured global notes due in 2007 and 2008. Based on this refinancing assumption, the $2.2 billion of unsecured promissory notes are included in maturities for 2010 and the unsecured global notes due in 2007 and 2008 are included in maturities for 2009 and 2010. The company’s other indebtedness is assumed to be paid based on its scheduled pay dates.

In thousands of dollars
2007	$—
2008	—
2009	1,882,120
2010	2,331,875
2011	497,200
Later years	498,826

Total	$5,210,021

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.2 billion at Dec. 31, 2006, approximately equal to its book value.

At Dec. 31, 2006, and Dec. 25, 2005, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, marketable securities, trade and other receivables, and other long-term liabilities, approximates fair value.

NOTE 7

Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries. Benefits under the Gannett Retirement Plan are based on years of service and final average pay. The tables below also include the assets and obligations of the Newsquest Pension Plan in the U.K. and beginning on Aug. 1, 2005 (in connection with the Detroit newspaper transaction), certain collectively bargained plans. The company uses a Dec. 31 measurement date for its retirement plans.

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans in the Dec. 31, 2006, balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the retirement plans’ funded status in the company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The adoption of SFAS No. 158 had no effect on the company’s consolidated statement of income for the year ended Dec. 31, 2006, or for any prior period presented, and it will not affect the company’s operating results in future periods.

The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2006, 2005 and 2004 are presented in the following table:

In thousands of dollars
	2006	2005	2004
Service cost - benefits earned during the period	$107,644	$96,288	$89,239
Interest cost on benefit obligation	183,637	169,336	165,594
Expected return on plan assets	(247,434)	(227,322)	(212,063)
Amortization of transition asset	—	—	(10)
Amortization of prior service credit	(21,097)	(21,372)	(21,435)
Amortization of actuarial loss	71,527	57,892	55,765

Pension expense for company - sponsored retirement plans	94,277	74,822	77,090
Union and other pension cost	8,398	10,143	13,207

Total pension cost	$102,675	$84,965	$90,297

Had the company not been required to adopt SFAS No. 158 at Dec. 31, 2006, it would have reported a non-current asset of $632.0 million, an intangible asset of $16.7 million and an accrued benefit liability of $236.9 million. The incremental effects of adopting the provisions of SFAS No. 158 for the company’s retirement plans resulted in the reduction of the non-current asset to $33.0 million, the reduction of the intangible asset to zero and the increase of the accrued benefit liability to $268.8 million. This net change was recorded as a reduction of equity through other comprehensive income of $408.1 million, net of tax. The deferred tax effect was $239.6 million.

The following table provides a reconciliation of benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars
	Dec. 31, 2006		Dec. 25, 2005
Change in benefit obligation
Net benefit obligation at beginning of year		$3,333,710	$2,967,782
Service cost		107,644	96,288
Interest cost		183,637	169,336
Plan participants’ contributions		13,026	13,653
Plan amendments		14,757	—
Actuarial (gain) loss		(117,047)	75,242
Foreign currency translation		82,036	(55,891)
Gross benefits paid		(201,615)	(174,410)
Acquisitions		111,375	241,710
Net benefit obligation at end of year		$3,527,523	$3,333,710
Change in plan assets
Fair value of plan assets at beginning of year		$2,963,897	$2,672,665
Actual return on plan assets		361,128	280,993
Plan participants’ contributions		13,026	13,653
Employer contributions		10,659	52,536
Gross benefits paid		(201,615)	(174,410)
Foreign currency translation		77,980	(54,720)
Acquisitions		66,600	173,180
Fair value of plan assets at end of year		$3,291,675	$2,963,897

Funded status at end of year		$(235,848)	$(369,813)
Unrecognized net actuarial loss		N/A	1,035,962
Unrecognized prior service credit		N/A	(117,392)
Net amount recognized at end of year		$(235,848)	$548,757
Amounts recognized in Consolidated Balance Sheets
Long-term other assets		$32,963	$681,142
Intangible assets	$	N/A	$2,348
Accumulated other comprehensive loss related to minimum pension liability	$	N/A	$58,499
Accrued benefit cost - long term		$(254,786)	$(132,385)
Accrued benefit cost - current		$(14,025)	$—
Additional minimum liability	$	N/A	$(60,847)

Pension costs: The following assumptions were used to determine net pension costs.

	2006	2005	2004
Discount rate	5.61%	5.75%	6.25%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected return on asset assumption was determined based on the plan asset allocations, a review of historic capital market performance, historical plan performance and a forecast of expected future asset returns.

Benefit obligations and funded status: The accumulated benefit obligation for all of the company-sponsored retirement plans was $3.1 billion and $3.0 billion at the end of 2006 and 2005, respectively. On an Accumulated Benefit Obligation measurement basis, the Gannett Retirement Plan and the company’s plans in the U.K. were more than fully funded at the end of 2006. The Projected Benefit Obligation exceeds the fair value of plan assets for most of the company-sponsored principal retirement plans. The following assumptions were used to determine the year-end benefit obligations.

	2006	2005
Discount rate	5.00 - 5.85%	4.70 - 5.61%
Rate of compensation increase	4.00%	4.00%

The following table presents information for those company retirement plans for which assets exceed accumulated benefits:

In thousands of dollars

	2006	2005
Accumulated benefit obligation	$2,691,826	$2,631,926
Fair value of plan assets	3,086,592	2,833,374

The company’s retirement plans where obligations exceeded plan assets had an accumulated benefit obligation of $434 million and $191 million at Dec. 31, 2006, and Dec. 25, 2005, respectively.

The company did not contribute to the Gannett Retirement Plan in 2006 or 2005. The company contributed $36 million to collectively bargained plans in 2005. The company contributed $9.7 million to the U.K. retirement plan in 2006 and $10 million in 2005. At this time, the company does not plan to make a contribution to the Gannett Retirement Plan in 2007.

Employer contributions and gross benefits paid reflected in the above tables include approximately $7.9 million in 2006 and $5.8 million in 2005 paid from company assets.

Plan assets: The fair value of plan assets was approximately $3.3 billion and $3.0 billion at the end of 2006 and 2005, respectively. The expected long-term rate of return on these assets was 8.75% for 2006, 2005 and 2004. The asset allocation for company-sponsored pension plans at the end of 2006 and 2005, and target allocations for 2007, by asset category, are presented in the table below.

	Target Allocation	Allocation of Plan Assets
	2007	2006	2005
Equity securities	59%	65%	63%
Debt securities	30	28	30
Other	11	7	7

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 13.2% for 2006, 9.2% for 2005 and 9.5% for 2004.

Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $75 million at the end of 2006 and 2005. The plan received dividends of approximately $1.5 million on these shares in 2006.

Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars
2007	$200,199
2008	210,366
2009	223,877
2010	223,977
2011	235,921
2012-2016	1,341,523

NOTE 8

Postretirement benefits other than pensions

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The company’s policy is to fund benefits as claims and premiums are paid. The company uses a Dec. 31 measurement date for these plans.

Postretirement benefit cost for health care and life insurance for 2006, 2005 and 2004 included the following components:

In thousands of dollars
	2006	2005	2004
Service cost - benefits earned during the period	$2,101	$2,612	$2,039
Interest cost on net benefit obligation	13,604	14,859	15,561
Amortization of prior service credit	(15,560)	(10,818)	(12,461)
Amortization of actuarial loss	5,299	2,764	2,280

Net periodic postretirement benefit cost	$5,444	$9,417	$7,419

Curtailment gain	$—	$(31,138)	$—

In 2005 the company recognized a curtailment gain of $31.1 million in connection with the elimination of postretirement medical and life insurance benefits for U.S. employees under 50 years of age on Jan. 1, 2006.

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company received a federal subsidy beginning in 2006.

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2), which the company adopted in the third quarter of 2004. The provisions of the Act were adopted retroactively to the beginning of fiscal 2004, resulting in a $23.5 million reduction in the accumulated post retirement benefit obligation (APBO). This reduction in the APBO due to the Act is treated as an actuarial gain. The effect of applying FAS 106-2 reduced the company’s net periodic postretirement benefit cost by approximately $3.2 million in 2006 and $2.5 million for 2005 and 2004.

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the company to recognize the funded status of its retirement plans in the Dec. 31, 2006, balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic postretirement benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic postretirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

Had the company not been required to adopt SFAS No. 158 at Dec. 31, 2006, it would have reported an accrued postretirement benefit liability of $302.7 million. The effects of adopting SFAS No. 158 resulted in the reduction of the accrued postretirement benefit liability to $251.4 million. This net change was recorded as an increase of equity through other comprehensive income of $31.8 million, net of tax. The deferred tax effect was $19.5 million.

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars

	Dec. 31, 2006	Dec. 25, 2005
Change in benefit obligation
Net benefit obligation at beginning of year	$267,806	$272,110
Service cost	2,101	2,612
Interest cost	13,604	14,859
Plan participants’ contributions	11,058	7,100
Plan amendment	—	(51,591)
Actuarial (gain) loss	(10,992)	14,807
Gross benefits paid	(35,394)	(32,865)
Federal subsidy on benefits paid	3,219	N/A
Acquisitions	—	43,981
Curtailments	—	(3,207)
Net benefit obligation at end of year	$251,402	$267,806
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	24,336	25,765
Plan participants’ contributions	11,058	7,100
Gross benefits paid	(35,394)	(32,865)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$251,402	$267,806
Unrecognized net actuarial loss	N/A	(73,847)
Unrecognized prior service credit	N/A	123,832

Accrued postretirement benefit cost:
Current	$21,472	N/A
Noncurrent	$229,930	$317,791

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2006	2005	2004
Discount rate	5.57%	5.75%	6.25%
Health care cost trend on coverage – pre 65	10.00%	11.00%	12.00%
Health care cost trend on coverage – post 65	10.00%	11.00%	12.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2009	2009

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	2006	2005
Discount rate	5.81%	5.57%
Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2011

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $14 million in the 2006 postretirement benefit obligation and a $1 million change in the aggregate service and interest components of the 2006 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2007	$38,333	$3,327
2008	39,162	3,465
2009	41,012	3,521
2010	42,250	3,499
2011	43,475	3,467
2012-2016	224,935	15,892

The amounts above include the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 9

Income taxes

The provision for income taxes on income from continuing operations consists of the following:

In thousands of dollars
2006	Current	Deferred	Total
Federal	$420,429	$18,754	$439,183
State and other	62,453	7,438	69,891
Foreign	43,808	5,818	49,626

Total	$526,690	$32,010	$558,700

In thousands of dollars
2005	Current	Deferred	Total
Federal	$466,688	$6,313	$473,001
State and other	71,930	873	72,803
Foreign	57,269	3,527	60,796

Total	$595,887	$10,713	$606,600

In thousands of dollars
2004	Current	Deferred	Total
Federal	$463,040	$51,277	$514,317
State and other	71,974	7,090	79,064
Foreign	51,206	20,213	71,419

Total	$586,220	$78,580	$664,800

The components of earnings from continuing operations before income taxes consist of the following:

In thousands of dollars
	2006	2005	2004
Domestic	$1,415,807	$1,457,458	$1,570,698
Foreign	303,675	360,397	389,485

Total	$1,719,482	$1,817,855	$1,960,183

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.2	2.6	2.5
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(2.7)	(4.1)	(3.0)
Other, net	(2.0)	(0.1)	(0.6)

Effective tax rate	32.5%	33.4%	33.9%

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2005 and 2004.

Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $9 million for 2005 and $13 million for 2004, covering U.S. federal and state income taxes and representing an effective rate of 38%. Also included in discontinued operations for 2005 is the $18.8 million gain recognized, which is net of tax, on the disposal of these properties. Taxes provided on the gain from the disposal totaled approximately $147 million, covering U.S. federal and state income taxes and represent an effective rate of 88.7%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Due to the adoption of SFAS No. 158 discussed in Note 7, the previously recorded deferred tax liability for pension was adjusted to establish a deferred tax asset as of Dec. 31, 2006. Amortization of intangibles represents the largest component of the deferred provision.

Deferred tax liabilities and assets were composed of the following at the end of 2006 and 2005:

In thousands of dollars

	Dec. 31, 2006	Dec. 25, 2005
Liabilities
Accelerated depreciation	$416,749	$414,969
Accelerated amortization of deductible intangibles	504,913	410,079
Pension	—	159,384
Other	96,733	90,779

Total deferred tax liabilities	1,018,395	1,075,211

Assets
Accrued compensation costs	(94,633)	(66,860)
Pension	(86,208)	—
Postretirement medical and life	(100,659)	(118,400)
Other	(49,902)	(57,289)

Total deferred tax assets	(331,402)	(242,549)

Total net deferred tax liabilities	686,993	832,662

Net current deferred tax assets	15,130	29,892

Net long-term deferred tax liabilities	$702,123	$862,554

The company’s legal and tax structure reflects acquisitions that have occurred over the years as well as the multi-jurisdictional nature of the company’s businesses. Management performs a comprehensive review of its global tax provisions on an annual basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in “Income Taxes” in current liabilities. See Note 1, new accounting pronouncements, with regard to FIN No. 48.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital stock and earnings per share

The company’s earnings per share (basic and diluted) for 2006, 2005 and 2004 are presented below:

In thousands, except per share amounts

	2006	2005	2004
Net income	$1,160,782	$1,244,654	$1,317,186
Weighted average number of common shares outstanding (basic)	236,337	244,958	264,714
Effect of dilutive securities
Stock options	382	1,264	2,873
Restricted stock	37	34	3

Weighted average number of common shares outstanding (diluted)	236,756	246,256	267,590

Earnings per share (basic)	$4.91	$5.08	$4.98
Earnings per share (diluted)	$4.90	$5.05	$4.92

The diluted earnings per share amounts exclude the effects of approximately 26.6 million stock options outstanding for 2006, 11.7 million for 2005 and 5.2 million for 2004, as their inclusion would be antidilutive.

Share repurchase program

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. During 2004, the company purchased approximately 20.0 million shares for $1.7 billion and during 2005, 17.6 million shares were purchased under the program for $1.3 billion. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion and as of Dec. 31, 2006, approximately $1.1 billion may yet be purchased under the program. During 2006, 3.9 million shares were purchased under the program for $215.4 million.

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

Equity based awards

In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan), which replaced the 1978 Long-Term Executive Incentive Plan (1978 Plan). The Plan, as amended, is administered by the Executive Compensation Committee of the Board of Directors and provides for the issuance of up to 32.5 million shares of company common stock for awards granted on or after May 7, 2001. No more than 5,000,000 of the authorized shares may be granted in the aggregate in the form of Restricted Stock, Performance Shares and/or Performance Units. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

Stock options may be granted as either non-qualified stock options or incentive stock options. Options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day of grant. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of options to any participant in any fiscal year to no more than 1,000,000 shares. Options issued from 1996 through November 2004 have a 10-year exercise period, and options issued in December 2004 and thereafter have an eight-year exercise period. Options generally become exercisable at 25% per year after a one-year waiting period. On Dec. 23, 2004, and Oct. 26, 2005, however, the company amended certain option award agreements to accelerate vesting for options for which the exercise price was substantially above the then-current market price. The options affected by acceleration of vesting were principally comprised of the entire grants made on Dec. 12, 2003, and Dec. 10, 2004.

Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. These rights entitle an employee to receive one share of common stock at the end of a four-year incentive period conditioned on continued employment. Under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year. No restricted stock awards were issued from July 2000 to December 2004, and all previously granted awards matured and were settled in 2003.

During 2006, 2005 and 2004, members of the Board of Directors were awarded 8,954 shares, 6,123 shares and 5,395 shares, respectively, of restricted stock as part of their compensation plan. These awards vest over three years and expense is recognized over the three-year vesting period based on the grant price of the restricted stock. All vested shares will be issued to the directors when they leave the board.

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

In the event of a change in control as defined in the Plan, (1) all outstanding options will become immediately exercisable in full; (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse; and (3) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid on a prorated basis as specified in the Plan.

Stock based compensation

Prior to Dec. 26, 2005, the company accounted for stock-based compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Under APB No. 25, the company generally did not recognize stock-based compensation for stock options in its statements of income because the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the company elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Under those provisions, the company disclosed in the notes to its financial statements what the effect would have been on its results of operations had compensation costs for stock options been determined based on the fair value at grant date. Such amounts disclosed for 2005 totaled $140.1 million of pre-tax stock-based compensation or $87.8 million on an after-tax basis ($0.36 per basic and diluted share). For 2004, the company disclosed $119.2 million of after-tax stock based compensation or $0.45 per basic and diluted share.

Effective the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for 2006, includes (a) expense for all unvested stock-based awards that were granted prior to Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) expense for all share-based payments granted on or after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) was to reduce 2006 pre-tax operating results by $39.2 million ($24.3 million after-tax or $0.10 per basic and diluted share). Results for prior periods have not been restated. The company’s stock option awards have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years).

Determining fair value

Valuation and amortization method – The company determines the fair value of stock options using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The expected term represents the period that the company’s stock-based awards are expected to be outstanding, and was determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior.

Expected volatility – The fair value of stock-based awards reflects a volatility factor calculated using historical market data for the company’s common stock. The time frame used was 36 months prior to the grant date for awards prior to 2006, and 54 months for awards in 2006.

Expected dividend – The dividend assumption is based on the company’s current expectations about its anticipated dividend policy. The company has paid an increasing dividend in past years and anticipates continuing that practice into the future.

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

The following assumptions were used to estimate the fair value of option awards.

	2006	2005	2004
Average expected term	4.5 yrs.	6 yrs.	7 yrs.
Expected volatility	11.46 - 22.0%	11.46 - 13.62%	13.62 - 19.16%
Weighted average volatility	19.32%	11.59%	13.95%
Risk-free interest rates	4.32 - 4.84%	3.71 - 4.32%	3.71 - 3.83%
Expected dividend yield	1.30 - 2.07%	1.24 - 1.30%	1.24 - 1.33%
Weighted average expected dividend	2.01%	1.29%	1.25%

For 2006, the company recorded stock-based compensation expense of $47.0 million, comprising $39.2 million for stock options and $7.8 million for restricted stock, including shares issuable under the company’s long-term incentive program. The tax benefit for stock compensation was $17.9 million. On an after-tax basis, total non-cash share based compensation expense was $29.1 million or $0.12 per share.

The following table illustrates the impact of adopting the fair value recognition provisions of SFAS No. 123(R) on operating income, net income and net income per share for 2006. The table reflects the impact of expensing stock options only. Restricted shares, including shares issuable under the long-term incentive program, are accounted for similarly under both SFAS No. 123(R) and APB 25.

In thousands of dollars, except per share amounts

	As Reported Under SFAS No.123(R)	Impact of Stock-option Compensation Expense	Accounted for Under APB 25
Operating income	$1,998,237	$39,200	$2,037,437
Income before income taxes	$1,719,482	$39,200	$1,758,682
Net income	$1,160,782	$24,300	$1,185,082

Net income per share:
Basic	$4.91	$0.10	$5.01
Diluted	$4.90	$0.10	$5.01

Shares outstanding:
Basic	236,337,000
Diluted	236,756,000

As of Dec. 31, 2006, there was $36.5 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 3.3 years.

During 2006, options for 620,091 shares of common stock were exercised from which the company received $27.3 million of cash. The intrinsic value of the options exercised was approximately $8.8 million. The actual tax benefit realized from the option exercises was $3.3 million.

During 2005, options for 1,208,751 shares of common stock were exercised from which the company received $72.5 million of cash. The intrinsic value of the options exercised was approximately $20.6 million for 2005. The actual tax benefit realized from the tax deductions from the options exercised was $7.7 million for 2005.

Option exercises are satisfied through the issuance of shares from treasury stock.

Prior to the adoption of SFAS No. 123(R), the company presented all tax benefits for deductions from the exercise of options as operating cash flows in its statement of cash flows. SFAS No. 123(R) requires cash flows resulting from tax deductions which are in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as a financing cash flow. The amount of such excess tax benefits for 2006 was $3.3 million.

A summary of the company’s stock-option awards is presented below:

2006 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	28,913,513	$71.91
Granted	1,770,722	59.56
Exercised	(620,091)	44.08
Canceled	(1,143,464)	74.02
Outstanding at end of year	28,920,680	71.68	5.6	14,387,000
Options exercisable at year end	24,651,725	73.48	5.3	12,523,000

Weighted average grant date fair value of Options granted during the year	$11.82

2005 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	27,228,565	$72.88
Granted	3,651,009	62.28
Exercised	(1,208,751)	60.01
Canceled	(757,310)	79.04
Outstanding at end of year	28,913,513	71.91
Options exercisable at year end	24,006,749	73.41

Weighted average fair value of Options granted during the year	$11.66

2004 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	24,213,062	$70.34
Granted	5,147,813	81.08
Exercised	(1,778,164)	61.93
Canceled	(354,146)	73.96
Outstanding at end of year	27,228,565	72.88
Options exercisable at year end	18,224,406	71.26

Weighted average fair value of Options granted during the year	$15.18

In addition to stock options, the company issues stock-based compensation to employees in the form of restricted stock units, which is an award of common stock subject to certain restrictions. These awards entitle an employee to receive at the end of a four-year incentive period one share of common stock for each RSU granted, conditioned on continued employment for the full incentive period. Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant (equal to the market value of the company’s common stock) recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period.

The company has also issued restricted stock to its Board of Directors. These restricted stock awards vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the fair value of the awards on the date of grant (equal to the market value of the company’s common stock on the date of grant). All vested shares will be issued to directors when leaving the board.

For 2006, the company recorded compensation expense for restricted stock of $4.8 million. The related tax benefit for the restricted stock compensation expense was $1.8 million. For 2005, the company recorded compensation expense for restricted stock of $0.6 million and the related tax benefit was $0.2 million.

As of Dec. 31, 2006, there was $28.6 million of unrecognized compensation cost related to non-vested restricted stock. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 3.5 years.

A summary of restricted stock awards is presented below:

2006 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	275,409	$62.37
Granted	340,874	59.20
Settled	(2,826)	73.81
Canceled	(26,557)	60.83

Outstanding and unvested at end of year	586,900	60.49

2005 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	11,855	$81.12
Granted	271,580	62.04
Settled	(7,164)	79.06
Canceled	(862)	77.79

Outstanding and unvested at end of year	275,409	62.37

2004 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	6,992	$75.64
Granted	6,974	86.32
Settled	(1,277)	83.12
Canceled	(834)	75.50

Outstanding and unvested at end of year	11,855	81.12

During 2006, 6,625 shares of restricted stock vested with a value of $0.5 million. During 2005, 4,797 shares of restricted stock vested with a value of $0.4 million.

Long-term incentive program

In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Approximately 23 senior executives have been designated to participate in the LTIP.

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

The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a proprietary target range of net income before tax, or NIBT, for fiscal year 2008, weighted 75%, (ii) a proprietary target range of digital, Internet and other non-core business revenues for fiscal year 2008, weighted 25%, and (iii) a proprietary range of excess total shareholder return, or TSR, measured over the period from Jan. 1, 2006, through Dec. 31, 2008, over the average TSR of those companies (other than the company) that comprised the S&P 500 Publishing Index as of Jan. 1, 2006. Actual payouts of performance shares and performance units under the LTIP, if any, will be determined by a formula, which measures performance against the targets during the Performance Period. If performance is below the applicable threshold level for all of the targets, then no LTIP payouts will be made. To the extent that performance exceeds the applicable threshold level for any combination of the targets, a varying amount of performance shares and performance units will be earned. The company recorded expense of $3.0 million in 2006 for equity awards and $3.0 million for cash compensation based upon its current expectations of program target achievement.

401(k) savings plan

In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees can elect to save up to 20% of compensation on a pre-tax basis subject to certain limits. The company matches 50% of the first 6% of employee contributions. From inception through June 2003, the match was funded with company common stock issued through an Employee Stock Ownership Plan (ESOP). In June 2003, all of the ESOP shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding future contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants. Beginning in 2002, Plan participants were able to fully diversify their Plan investments.

Compensation expense for the 401(k) match was $32.1 million in 2006, $31 million in 2005 and $29 million in 2004.

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

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate-related, are as follows:

In thousands of dollars
2007	$55,000
2008	49,136
2009	43,883
2010	37,695
2011	29,324
Later years	125,536

Total	$340,574

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $6 million. Total rental costs reflected in continuing operations were $67 million in 2006, $66 million in 2005 and $59 million in 2004.

Program broadcast contracts: The company has commitments under program broadcast contracts totaling $140 million for programs to be available for telecasting in the future.

Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a deductible). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $169 million at the end of 2006 and $167 million at the end of 2005.

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

In connection with the purchase of 92% of the stock of PointRoll in 2005, the company is contingently liable to purchase the remaining shares depending upon certain performance metrics achieved by PointRoll through 2007. In this regard the company paid $7 million in 2006 and expects to make further similar payments in 2007 and 2008.

The elements of the company’s Other Comprehensive Income consisted of the following items (net of tax): Pension and retiree medical liability – a reduction of equity of $393 million at Dec. 31, 2006, and $35.8 million at Dec. 25, 2005; and foreign currency translation gains – an increase of equity of $699 million at Dec. 31, 2006, and $285 million at Dec. 25, 2005.

NOTE 12

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, and broadcasting.

The newspaper segment at the end of 2006 consisted of 90 U.S. daily newspapers in 34 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; and USA WEEKEND, a magazine supplement for newspapers. The newspaper segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of almost 300 titles that includes 17 paid-for daily newspapers, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper segment in the U.S. also includes nearly 1,000 non-daily publications, a network of offset presses for commercial printing, newspaper-related online businesses and several smaller businesses.

As discussed in Note 1, the company accounts for results from its 50% owned joint operating agency in Tucson on the equity method of accounting (as a net amount in other operating revenue for the newspaper segment). The company’s operating results from the Detroit joint operating agency were similarly accounted for under the equity method through July 31, 2005. As discussed more fully in Note 2 to the financial statements, on July 31, 2005, the company acquired a controlling interest in that operation and therefore Detroit newspaper operations have since been fully consolidated in its financial statements along with a minority interest charge for its partner’s interest. Newspaper segment operating revenues also reflect the company’s equity income in the operating results of newspaper publishing partnerships and a newsprint production partnership.

At the end of 2006, the company’s broadcasting division included 23 television stations in markets with more than 20 million households covering 18% of the U.S. Captivate Network, Inc. is also part of the broadcasting division.

The company’s foreign revenues, principally from newspaper publishing and related businesses in the United Kingdom, totaled approximately $1.15 billion in 2006 and 2005, and $1.20 billion in 2004. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $3.7 billion, $3.3 billion, and $3.6 billion at Dec. 31, 2006, Dec. 25, 2005, and Dec. 26, 2004, respectively.

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

In thousands of dollars

Business segment financial information

	2006	2005	2004
Operating revenues
Newspaper publishing (1)	$7,178,533	$6,862,487	$6,462,119
Broadcasting	854,821	736,452	821,543

Total	$8,033,354	$7,598,939	$7,283,662

Operating income
Newspaper publishing (1)	$1,700,154	$1,805,221	$1,778,611
Broadcasting	379,989	310,935	400,743
Corporate (2)	(81,906)	(68,085)	(66,878)

Total (3)	$1,998,237	$2,048,071	$2,112,476

Depreciation and amortization
Newspaper publishing	$223,544	$227,052	$196,221
Broadcasting	36,675	31,081	29,341
Corporate (2)	16,551	16,233	15,572

Total	$276,770	$274,366	$241,134

Identifiable assets
Newspaper publishing	$12,863,271	$12,761,112	$12,722,906
Broadcasting	2,377,971	2,040,277	2,037,085
Corporate (2)	982,562	942,007	660,749

Total	$16,223,804	$15,743,396	$15,420,740

Capital expenditures (4)
Newspaper publishing	$160,574	$226,040	$254,427
Broadcasting	33,426	31,206	18,934
Corporate (2)	6,780	4,851	4,846

Total	$200,780	$262,097	$278,207

(1)	Includes amounts from certain newspaper equity investees.

(2)	Corporate amounts represent those not directly related to the company’s two business segments.

(3)	For 2006, non-cash stock compensation expense totaled $47.0 million.

(4)	Excludes capital expenditures made for discontinued operations totaling $540 for 2005 and $1,583 for 2004.

SELECTED FINANCIAL DATA

(See notes a and b on page 56)

In thousands of dollars, except per share amounts	2006		2005		2004		2003		2002
Net operating revenues
Newspaper advertising	$5,370,453		$5,161,208		$4,835,335		$4,322,951		$4,051,361
Newspaper circulation	1,306,549		1,264,031		1,218,486		1,192,873		1,161,778
Broadcasting	854,821		736,452		821,543		719,884		771,303
All other	501,531		437,248		408,298		380,326		345,547

Total	8,033,354		7,598,939		7,283,662		6,616,034		6,329,989

Operating expenses
Costs and expenses	5,758,347		5,276,502		4,930,052		4,440,987		4,219,308
Depreciation	242,781		251,130		229,500		220,314		212,220
Amortization of intangible assets	33,989		23,236		11,634		8,271		7,327

Total	6,035,117		5,550,868		5,171,186		4,669,572		4,438,855

Operating income	1,998,237		2,048,071		2,112,476		1,946,462		1,891,134
Non-operating (expense) income
Interest expense	(288,040)		(210,625)		(140,647)		(139,271)		(146,359)
Other	9,285		(19,591)		(11,646)		(1,434)		(15,422)

Income before income taxes	1,719,482		1,817,855		1,960,183		1,805,757		1,729,353

Provision for income taxes	558,700		606,600		664,800		616,000		591,000

Income from continuing operations	$1,160,782		$1,211,255		$1,295,383		$1,189,757		$1,138,353

Income from continuing operations: per basic/diluted share	$4.91/$4.90		$4.94/$4.92		$4.89/$4.84		$4.41/$4.38		$4.27/$4.23

Other selected financial data
Dividends declared per share	$1.20		$1.12		$1.04		$.98		$.94
Weighted average number of common shares outstanding in thousands:
basic	236,337		244,958		264,714		269,559		266,885
diluted	236,756		246,256		267,590		271,872		269,286
Financial position
Long-term debt, excluding current maturities	$5,210,021		$5,438,273		$4,607,743		$3,834,511		$4,547,265
Shareholders’ equity	$8,382,263		$7,570,562		$8,164,002		$8,422,981		$6,911,795
Total assets	$16,223,804		$15,743,396		$15,420,740		$14,706,239		$13,733,014
Return on equity (2)	14.6%		15.6%		15.9%		15.8%		18.3%
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	(0.6%)		1.0%		10.9%		3.3%		40.0	%(1)
diluted	(0.4%)		1.7%		10.5%		3.5%		39.6	%(1)
Dividends declared per share	7.1%		7.7%		6.1%		4.3%		4.4%
Credit ratios
Long-term debt, excluding current maturities to shareholders’ equity	62.2%		71.8%		56.4%		45.5%		65.8%
Times interest expense earned	6.9	X	9.7	X	15.0	X	14.0	X	12.9	X

(1)	As if Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which eliminated the amortization of goodwill and indefinite-lived intangible assets, had been adopted for all periods presented – see Note 3. In 2002, the comparable basis earnings from continuing operations after tax percent increase per share was 10.3% for basic and 10.2% for diluted.

(2)	Calculated using income from continuing operations plus earnings from discontinued operations (but excluding the gain in 2005 on the disposal of discontinued operations).

NOTES TO SELECTED FINANCIAL DATA

(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed on page 57.

Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 2002-2006

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its significant acquisitions since the beginning of 2002 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.

Acquisitions 2002-2006

Year acquired	Name	Location	Publication times or business

2002	Action Advertising	Fond du Lac, Wis.	Commercial printing business

2003	Texas-New Mexico Newspapers Partnership	Texas, New Mexico	Daily newspapers
	InfiNet	Norfolk, Va.	Internet publishing and information service
	SMG Publishing	United Kingdom	Daily newspapers, magazines and other related businesses
	Cuarto Poder Publicaciones, LLC;	Phoenix, Ariz.	Weekly newspapers and direct marketing company
Ashland Publishing, LLC; Ashland
Printing and Mailing, LLC and AZ Mail
	Clipper Magazine, Inc.	Lancaster, Pa.	Direct-mail advertising magazine company, advertising agency, e-mail customer retention service and Web site

2004	NurseWeek	Sunnyvale, Calif.	Magazines focused on nursing industry, Web site and other related businesses
	The Daily News Journal	Murfreesboro, Tenn.	Daily newspaper
	The Williamson County Review Appeal	Franklin, Tenn.	Daily newspaper converted to a weekly newspaper
	Captivate Network, Inc.	Westford, Mass.	News and entertainment network
	Green Bay News Chronicle	Green Bay, Wis.	Daily newspaper and several weekly newspapers

2005	Hometown Communications, Inc.	Livingston County, Mich.	Daily and weekly newspapers,
		Lansing, Mich.	telephone directories and niche
		Cincinnati, Ohio	publications
Suburban Detroit
	PointRoll, Inc.	Conshohocken, Pa.	Rich media marketing services for online businesses/advertisers
	Mint Magazine, Inc.	Jacksonville, Fla.	Direct-mail advertising magazine
company
	The Tallahassee Democrat (4)	Tallahassee, Fla.	Daily newspaper
	Exchange & Mart and Auto Exchange	U.K.	Weekly classified advertising magazine and motoring classified Web site; free pick-up publication

2006	KTVD-TV	Denver, Colo.	TV station
	WATL-TV	Atlanta, Ga.	TV station
	Planet Discover	Cedar Rapids, Iowa Fort Mitchell, Ky.	Local, integrated online search and advertising technology
	Marco Island Sun Times	Marco Island, Fla.	Weekly newspaper
	FS View & Florida Flambeau	Tallahassee, Fla.	Independent student newspaper of Florida State University

Dispositions 2002-2006

Year disposed	Name	Location	Publication times or business

2002	Vincennes Sun-Commercial (1)	Vincennes, Ind.	Daily newspaper

2003	El Paso Times (2)	El Paso, Texas	Daily newspaper

2004	The Times (3)	Gainesville, Ga.	Daily newspaper

2005	The Bellingham Herald (4)	Bellingham, Wash.	Daily newspaper
	The Idaho Statesman (4)	Boise, Idaho	Daily newspaper
	The Olympian (4)	Olympia, Wash.	Daily newspaper
	Public Opinion (5)	Chambersburg, Pa.	Daily newspaper
Texas-New Mexico
	Newspapers Partnership (5)	Texas, New Mexico	Daily newspaper

2006	Muskogee Phoenix (1)	Muskogee, Okla.	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

(2)	Contributed for a 66.2% equity interest in the Texas-New Mexico Newspapers Partnership.

(3)	Exchanged for The Daily News Journal in Murfreesboro, Tenn., and several other nondaily publications (including The Williamson County Review Appeal in Franklin, Tenn.)

(4)	Exchanged for The Tallahassee Democrat in Tallahassee, Fla., plus cash consideration.

(5)	On Dec. 25, 2005, the company contributed the Public Opinion to the Texas-New Mexico Newspapers Partnership at which time the partnership was expanded. At the time of the expansion, the company’s interest in the partnership was reduced from 66.6% to 40.6%.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,266,891	$1,377,004	$1,280,297	$1,446,261	$5,370,453
Newspaper circulation	324,050	321,222	316,724	344,553	1,306,549
Broadcasting	182,575	205,420	196,180	270,646	854,821
All other	109,025	124,263	121,354	146,889	501,531

Total	1,882,541	2,027,909	1,914,555	2,208,349	8,033,354

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	1,075,078	1,096,263	1,070,148	1,196,747	4,438,236
Selling, general and administrative expenses, exclusive of depreciation	319,234	325,275	320,062	355,540	1,320,111
Depreciation	61,159	60,724	60,828	60,070	242,781
Amortization of intangible assets	7,764	7,764	8,544	9,917	33,989

Total	1,463,235	1,490,026	1,459,582	1,622,274	6,035,117

Operating income	419,306	537,883	454,973	586,075	1,998,237

Non-operating (expense) income
Interest expense	(64,721)	(67,374)	(75,040)	(80,905)	(288,040)
Other	(176)	(3,112)	1,700	10,873	9,285

Total	(64,897)	(70,486)	(73,340)	(70,032)	(278,755)

Income before income taxes	354,409	467,397	381,633	516,043	1,719,482
Provision for income taxes	119,100	156,900	120,200	162,500	558,700

Net income	235,309	310,497	261,433	353,543	1,160,782

Net income per share - basic(1)	$0.99	$1.31	$1.11	$1.51	$4.91

Net income per share - diluted(1)	$0.99	$1.31	$1.11	$1.51	$4.90

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 25, 2005	1st Quarter(2)	2nd Quarter(2)	3rd Quarter	4th Quarter	Total
Net operating revenues
Newspaper advertising	$1,198,692	$1,293,992	$1,274,323	$1,394,201	$5,161,208
Newspaper circulation	308,978	310,061	316,242	328,750	1,264,031
Broadcasting	164,557	197,888	166,358	207,649	736,452
All other	96,223	108,691	107,980	124,354	437,248

Total	1,768,450	1,910,632	1,864,903	2,054,954	7,598,939

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	962,722	989,008	1,020,307	1,089,209	4,061,246
Selling, general and administrative expenses, exclusive of depreciation	294,141	297,913	303,651	319,551	1,215,256
Depreciation	60,222	69,379	60,954	60,575	251,130
Amortization of intangible assets	3,805	4,696	6,783	7,952	23,236

Total	1,320,890	1,360,996	1,391,695	1,477,287	5,550,868

Operating income	447,560	549,636	473,208	577,667	2,048,071

Non-operating (expense) income
Interest expense	(44,938)	(48,424)	(54,993)	(62,270)	(210,625)
Other	(10,919)	(3,040)	(5,700)	68	(19,591)

Total	(55,857)	(51,464)	(60,693)	(62,202)	(230,216)

Income before income taxes	391,703	498,172	412,515	515,465	1,817,855
Provision for income taxes	130,900	165,600	137,900	172,200	606,600

Income from continuing operations	260,803	332,572	274,615	343,265	1,211,255

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,934	6,071	3,639	—	14,644
Gain on disposal of newspaper businesses, net of tax	—	—	18,755	—	18,755

Net Income	265,737	338,643	297,009	343,265	1,244,654

Earnings from continuing operations per share - basic(1)	$1.03	$1.35	$1.13	$1.44	$4.94

Earnings from discontinued operations
Discontinued operations per share - basic(1)	.02	.02	.01	—	.06
Gain on disposal of newspaper businesses per share - basic	—	—	.08	—	.08

Net income per share - basic	$1.05	$1.37	$1.22	$1.44	$5.08

Earnings from continuing operations per share - diluted(1)	$1.03	$1.34	$1.13	$1.44	$4.92

Earnings from discontinued operations
Discontinued operations per share - diluted(1)	.02	.02	.01	—	.06
Gain on disposal of newspaper businesses per share - diluted	—	—	.08	—	.08

Net income per share - diluted(1)	$1.05	$1.37	$1.22	$1.44	$5.05

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

(2)	Certain amounts differ from amounts previously reported on Form 10Q due to the reclassification of discontinued operations (see further information in Note 2).

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars

Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (2)	Deductions from reserves (1)	Balance at end of period
Fiscal year ended Dec. 31, 2006	$40,037	$17,912	$2,791	$(22,617)	$38,123
Fiscal year ended Dec. 25, 2005	$44,413	$19,368	$1,974	$(25,718)	$40,037
Fiscal year ended Dec. 26, 2004	$41,530	$20,323	$2,612	$(20,052)	$44,413

(1)	Consists of write-offs, net of recoveries in each year.

(2)	Also includes foreign currency translation adjustments in each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of Dec. 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gannett Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gannett Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gannett maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Gannett Co., Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

McLean, Virginia

February 23, 2007

ITEM 9B.	OTHER EVENTS

Election of New Director

On Feb. 27, 2007, the company’s Board of Directors elected Charles B. Fruit to serve as a director of the company, effective immediately. Mr. Fruit has not yet been named to a Board committee.

Employment Agreements with Mr. Dubow and Ms. Martore

On Feb. 27, 2007, the company entered into new employment agreements with Craig A. Dubow, the company’s Chairman, President and Chief Executive Officer, and Gracia C. Martore, the company’s Executive Vice President and Chief Financial Officer. The employment agreements supersede Mr. Dubow’s and Ms. Martore’s prior employment agreements with the company. The employment agreements provide for a rolling three-year term. During the executives’ respective employments, Mr. Dubow and Ms. Martore will receive an annual base salary of $1,200,000 and $700,000, respectively, or such greater amounts as the Executive Compensation Committee of the Board determines, and an annual bonus at the discretion of the committee.

The company may terminate the employment agreements upon death, disability, for “good cause” or for any other reason. Each of Mr. Dubow and Ms. Martore may terminate their respective employment agreement for “good reason” (as defined in the employment agreements) upon 30 days’ notice unless, under some circumstances, the company remedies the alleged reason for the termination. Upon any termination by the executives for “good reason” or any termination of the agreements by the company other than for “good cause,” or if the company fails to renew the executive’s term of employment, Mr. Dubow and Ms. Martore would be entitled to receive a severance payment equal to two times the sum of (1) the executive’s base salary as of the date of termination and (2) the greater of (a) the amount of the executive’s most recent annual bonus, or (b) the average of the executive’s three most recent annual bonuses as of the date of termination. No severance payment would be made under his or her employment agreement if the executive is terminated by the company for “good cause”, by the executive without “good reason” or if the executive fails to renew the term of his or her employment.

“Good cause” is defined under each executive’s employment contract to mean: (1) an intentional, non-incidental, misappropriation of funds or property of the company by the executive; (2) unreasonable (and persistent) neglect or refusal by the executive to perform the duties described in his or her employment contract, which he or she does not remedy within 30 days after receipt of written notice from the company; (3) the material breach by the executive of certain provisions of his or her employment contract, which he or she does not remedy within 30 days after receipt of written notice from the company; or (4) conviction of the executive of a felony.

“Good reason” is defined under each executive’s employment contract to exist if: (1) the executive is not elected or retained in his or her current position; (2) the company acts to materially reduce the duties and responsibilities described in the executive’s employment contract; (3) the executive is required to report to anyone other than the Board of Directors, in the case of Mr. Dubow, or the company’s Chief Executive Officer, in the case of Ms. Martore; (4) the company changes the principal geographic location of the performance of the executive’s duties away from the Washington, D.C., metropolitan area; or (5) the company materially breaches the employment contract.

All company stock options, restricted stock units and any other time-based equity awards granted to Mr. Dubow or Ms. Martore on or after July 15, 2005, in the case of Mr. Dubow, or on or after Feb. 25, 2005, in the case of Ms. Martore, will vest immediately upon termination of employment (other than by the company for “good cause”) and, in the case of stock options and stock appreciation rights, upon any such acceleration will remain exercisable for the lesser of the remaining term or four years, in the case of Mr. Dubow, or three years, in the case of Ms. Martore. The employment agreements also provide for additional years of service credit under the company’s supplemental executive retirement plan to Mr. Dubow’s 58th birthday and Ms. Martore’s 60th birthday. The additional service credit will not be granted if the executive’s employment is terminated by the company for “good cause,” by the executive without “good reason,” due to death, or if the executive fails to renew the term of his or her employment. The employment agreements also provide that Mr. Dubow and Ms. Martore will be entitled to receive various executive perquisites during and after their employment.

In the event of a change in control of the company, each of Mr. Dubow and Ms. Martore will receive the greater of (i) the compensation and/or other benefits that become due under the company’s Transitional Compensation Plan or (ii) the compensation and/or other benefits that become due under the employment contracts, but not both. These payments and benefits will be delayed or modified if such delays or modifications are necessary to comply with the rules governing deferred compensation plans under Section 409A of the Code.

The employment agreements contain customary restrictive covenants that will prevent Mr. Dubow and Ms. Martore from seeking or obtaining employment by any competitor during the term of their respective employment with the company and for two years thereafter. In addition, Mr. Dubow and Ms. Martore may be required to reimburse the company for all or a portion of any bonus paid after Feb. 27, 2007, plus interest on the reimbursable amount, if the bonus payment was based on the achievement of financial results that were subsequently restated, the company’s board of directors determines that Mr. Dubow or Ms. Martore had engaged in misconduct that caused or partially caused the need for the restatement and a lower payment would have been made to Mr. Dubow or Ms. Martore based on the restated financial results. Any reimbursement under this provision would be separate from any additional reimbursements that may be required under Section 304 of the Sarbanes-Oxley Act of 2002, as amended.

This description of the employment agreements is qualified in its entirety by reference to the full text of the employment agreements attached hereto as Exhibits 10-14 and 10-15, and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.

Sue Clark-Johnson

President, Newspaper Division (October 2005-present). Formerly: Chairman and CEO, Phoenix Newspapers, Inc., Senior Group President, Pacific Newspaper Group, and Publisher and CEO, The Arizona Republic (2000-2005). Age 60.

Paul Davidson

Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003); Group Managing Director (1995-2001). Age 52. U.K. citizen.

Craig A. Dubow

Chairman, President and Chief Executive Officer (July 2006-present). Formerly: President and CEO (2005-2006); President and CEO, Gannett Broadcasting (2001-2005); President, Gannett Television (2000-2001); Executive Vice President, Gannett Television (1996-2000). Age 52.

Daniel S. Ehrman, Jr.

Vice President, Planning & Development (1997-present). Age 60.

George R. Gavagan

Vice President and Controller (1997-present). Age 60.

Roxanne V. Horning

Senior Vice President, Human Resources (July 2006-present). Age 57.

Gracia C. Martore

Executive Vice President and Chief Financial Officer (April 2006-present). Formerly: Senior Vice President and CFO (2003-2006); Senior Vice President, Finance and Treasurer (2001-2002); Treasurer and Vice President, Investor Relations (1998-2001). Age 55.

Craig A. Moon

President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002-2003); Group President, South Newspaper Group and President and Publisher, The Tennessean (1999-2002); President and Publisher, The Tennessean (1989-2002). Age 57.

Roger L. Ogden

President and CEO, Gannett Broadcasting (July 2005-present), and Senior Vice President, Design, Innovation and Strategy (March 2006-present). Formerly: Senior Vice President, Gannett Broadcasting, and President and General Manager, KUSA-TV, Denver, Colo. (1999-2005). Age 61.

Wendell J. Van Lare

Senior Vice President, Gannett Labor Relations (June 2006-present). Age 62.

John A. Williams

President, Gannett Digital (January 2006-present). Formerly: Senior Vice President, Diversified Business and Development, Newspaper Division (2003-2005); Vice President, Business Development, Newspaper Division (1995-2003). Age 56.

Kurt Wimmer

Senior Vice President, General Counsel (August 2006-present). Age 47.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the company’s Proxy Statement pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

As listed in the Index to Financial Statements and Supplementary Data on page 32.

(2) Financial Statement Schedules.

As listed in the Index to Financial Statements and Supplementary Data on page 32.

Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits.

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

Dated: February 28, 2007		GANNETT CO., INC. (Registrant)

	By:	/s/ Gracia C. Martore
Gracia C. Martore, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 28, 2007	/s/ Craig A. Dubow
Craig A. Dubow,
Chairman, President and
Chief Executive Officer

Dated: February 28, 2007	/s/ Gracia C. Martore
Gracia C. Martore,
Executive Vice President and
Chief Financial Officer

Dated: February 28, 2007	/s/ George R. Gavagan
George R. Gavagan,
Vice President and Controller

Dated: February 28, 2007	/s/ Craig A. Dubow
Craig A. Dubow,
Director, Chairman

Dated: February 28, 2007	/s/ Louis D. Boccardi
Louis D. Boccardi, Director

Dated: February 28, 2007	/s/ Charles B. Fruit
Charles B. Fruit, Director

Dated: February 28, 2007	/s/ Arthur H. Harper
Arthur H. Harper, Director

Dated: February 28, 2007	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 28, 2007	/s/ Marjorie Magner
Marjorie Magner, Director

Dated: February 28, 2007	/s/ Duncan M. McFarland
Duncan M. McFarland, Director

Dated: February 28, 2007	/s/ Donna E. Shalala
Donna E. Shalala, Director

Dated: February 28, 2007	/s/ Karen Hastie Williams
Karen Hastie Williams, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Second Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 1993 (“1993 Form 10-K”). Amendment incorporated by reference to Exhibit 3-1 to the 1993 Form 10-K. Amendment dated May 2, 2000, incorporated by reference to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 26, 2000.
3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.
3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.
4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.
4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.
4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.
4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.
4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.
4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.
4-7	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.
4-7-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.
4-8	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A/A filed on May 23, 1990.
4-9	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333- 04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-2	Description of supplemental insurance benefits.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Supplemental Retirement Plan Restatement (reflects all amendments through December 5, 2006).*	Attached.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Attached.

10-5	Gannett Co., Inc. Transitional Compensation Plan.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2001. Amendment dated December 3, 2002, incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-6	Employment Agreement dated July 21, 2003, between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2003.

10-6-1	Amendment to Employment Agreement dated as of June 30, 2005, between Gannett Co., Inc. and Douglas H. McCorkindale.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 25, 2005.

10-6-2	Amendment to Employment Agreement dated as of July 25, 2006, between Gannett Co., Inc. and Douglas H. McCorkindale.*	Attached.

10-7	Omnibus Incentive Compensation Plan, as amended.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.
10-7-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.
10-7-2	Form of Director Stock Option Award Agreement.*	Attached.
10-7-3	Form of Director Restricted Stock Award Agreement.*	Attached.
10-7-4	Form of Executive Officer Stock Option Award Agreement.*	Attached.
10-7-5	Form of Executive Officer Restricted Stock Unit Award Agreement	Attached.
10-7-6	Form of Executive Officer Stock Option Award Agreement Under Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Attached.
10-7-7	Form of Strategic Long-term Incentive Plan Performance Award Agreement.*	Incorporated by reference to Exhibit 10-8-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.
10-8	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Incorporated by reference to Exhibit 10-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.
10-9	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.
10-10	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.
10-11	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.
10-12	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-13	Summary of Non-Employee Director Compensation*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.
10-14	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Attached.
10-15	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Attached.
10-16	Employment Agreement dated February 25, 2005, between Gannett Co., Inc. and Craig A. Moon.*	Incorporated by reference to Exhibit 10-22 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.
10-17-1	Employment Agreement dated February 25, 2005, between Gannett Co., Inc. and Thomas L. Chapple.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.
10-17-2	Letter Agreement dated April 10, 2006, between Gannett Co., Inc. and Thomas L. Chapple.*	Attached.
21	Subsidiaries of Gannett Co., Inc.	Attached.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Attached.
31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.
31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.
32-1	Section 1350 Certification.	Attached.
32-2	Section 1350 Certification.	Attached.

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

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2006 Form 10-K.

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

COMPREHENSIVE INCOME - The change in equity (net assets) of the company from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally the foreign currency translation adjustment and funded status of postretirement plans.

CURRENT ASSETS - Cash and other assets that are expected to be converted to cash within one year.

CURRENT LIABILITIES - Amounts owed that will be paid within one year.

DEFERRED INCOME - Revenue derived principally from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned (as newspapers are delivered).

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

EARNINGS PER SHARE (diluted) - The company’s earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding stock options and restricted stock units.

EQUITY EARNINGS FROM INVESTMENTS - For those investments which are 50% or less owned by the company, an income or loss entry is recorded in the Statements of Income representing the company’s ownership share of the operating results of the investee company.

GAAP - Generally accepted accounting principles.

FOREIGN CURRENCY TRANSLATION - The process of reflecting foreign currency accounts of subsidiaries in the reporting currency of the parent company.

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

PRO FORMA - A non-GAAP manner of presentation intended to provide improved comparability of financial results; it assumes business purchases/dispositions were completed at the beginning of the earliest period discussed (i.e., results are compared for all periods but only for businesses presently owned).

PURCHASE - A business acquisition. The acquiring company records at its cost the acquired assets less liabilities assumed. The reported income of an acquiring company includes the operations of the acquired company from the date of acquisition.

RESTRICTED STOCK - An award that gives key employees the right to shares of the company’s stock, pursuant to a vesting schedule.

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