Form 10-Q
period 2007-04-01
GANNETT CO INC /DE/
filed 2007-05-11
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 20, 2007, was 234,668,602.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary and Key Business Transactions

The company completed the acquisition of KTVD-TV in Denver in June 2006 and the acquisition of WATL-TV in Atlanta in August 2006. These acquisitions created the company’s second and third broadcast station duopolies.

Earnings per diluted share were $0.90 for the first quarter of 2007 compared with $0.99 for the first quarter of 2006. Operating revenues decreased 1% to $1.87 billion in the first quarter, reflecting the impact of the absence of Olympics related advertising at the company’s broadcast stations.

Operating income was $399 million for the first quarter of 2007 and $419 million for the first quarter of 2006. Results were positively impacted by UK newspaper operations, a stronger UK pound and on-line revenue company wide. For broadcasting the acquisition of the additional television stations in Denver and Atlanta, and strong results for Captivate and online, offset the absence of over $22 million of Olympics related ad spending. However, advertising demand was tempered by severe weather, the absence of the final week in the calendar year, which was included in the first quarter of 2006, and the softening domestic real estate market.

To provide better comparisons of operating results in light of acquisitions, dispositions and other transactions that have closed prior to April 1, 2007, the company provides pro forma amounts and discussion when comparing our first quarter of 2007 results to the same period in 2006.

In May 2007, the company sold four daily newspapers to GateHouse Media, Inc. for $410 million and will record a gain on the sale in the second quarter. The four include: the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV. Beginning in the second quarter of 2007 these businesses will be reported as discontinued operations. Refer to Note 4 – Acquisitions, investments and dispositions for additional information.

Newspaper Results

Reported newspaper publishing revenues decreased $11.8 million or 0.7% for the first quarter of 2007, as compared to the first quarter of 2006, primarily due to softer advertising demand including the effects of severe weather, the absence of the final week in the calendar year, which was included in the first quarter of 2006, and the softening domestic real estate market. Domestic advertising revenues decreased 5% for the first quarter. On a constant currency basis total newspaper advertising revenue decreased 4% for the first quarter. The average exchange rate used to translate UK newspaper results from Sterling to U.S. dollars increased 12% from 1.75 for the first quarter 2006 to 1.95 for the first quarter 2007.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 74% and 19%, respectively, of total newspaper revenues for the first quarter of 2007. Advertising revenues include amounts derived from advertising placed with newspaper related internet products. Other publishing revenues are mainly earnings from the company’s 50% owned joint operating agency in Tucson, revenue from PointRoll and earnings from its 19.49% equity interest in the California Newspapers Partnership and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership. The table below presents these components of reported revenues for the first quarter 2007 and 2006.

Newspaper publishing revenues, in thousands of dollars

First Quarter	2007	2006	% Change
Newspaper advertising	$1,242,878	$1,266,891	(2)
Newspaper circulation	323,986	324,050	—
Commercial printing and other	121,272	109,025	11

Total	$1,688,136	$1,699,966	(1)

The tables below present the components of reported newspaper advertising revenues for the first quarter of 2007 and 2006.

Advertising revenues, in thousands of dollars

First Quarter	2007	2006	% Change
Local	$522,371	$523,882	—
National	195,322	202,344	(3)
Classified	525,185	540,665	(3)

Total advertising revenue	$1,242,878	$1,266,891	(2)

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the first quarter of 2007 were owned on the same basis throughout the periods discussed. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparable comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

The tables below present the components of pro forma newspaper advertising revenues for the first quarter of 2007 and 2006.

Advertising revenues, in thousands of dollars (pro forma)

First Quarter	2007	2006	% Change
Local	$522,371	$519,023	1
National	195,322	205,078	(5)
Classified	525,185	541,627	(3)

Total advertising revenue	$1,242,878	$1,265,728	(2)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

First Quarter	2007	2006	% Change
Local	7,819	8,024	(3)
National	853	959	(11)
Classified	12,457	13,284	(6)

Total Run-of-Press linage	21,129	22,267	(5)

Preprint distribution	2,852	2,908	(2)

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis, in thousands of dollars.

First Quarter	2007	2006
Pro forma advertising revenues	$1,242,878	$1,265,728
Net effect of acquisitions and dispositions	—	1,163

As reported advertising revenues	$1,242,878	$1,266,891

Newspaper advertising revenues for the first quarter 2007 decreased 2% over the first quarter of 2006. UK results were stronger than U.S. results as UK newspaper advertising increased 13% and domestic newspaper advertising decreased 5%. On a constant currency basis UK advertising revenues increased 1%.

For the first quarter of 2007 local advertising revenues were 0.6% higher. On a constant currency basis, local advertising decreased 0.5%. Local advertising in the U.S. for the quarter was down 0.6%.

National advertising revenues for the first quarter of 2007 were down 4.8%. USA TODAY advertising revenues decreased 8%, in part due to the absence of Olympics related advertising. Paid advertising pages at USA TODAY were 904 for the first quarter compared with 1,012 for the same period last year.

For the first quarter of 2007, classified advertising revenues decreased 3%. On a constant currency basis, classified advertising revenues were down 6%. Classified real estate revenues were down 2%, employment revenues were down 2% and auto revenues decreased 14% for the first quarter. Classified results in our UK newspapers, which were stronger than in the U.S, increased 2% on a constant currency basis.

Total domestic newspaper online revenues were strong during the first quarter of 2007, increasing 12% over 2006. UK online revenues increased 55% on a constant currency basis.

Circulation revenues remained unchanged for the first quarter of 2007. Net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 2% in the first quarter of 2007 and Sunday net paid circulation was down 3%. USA TODAY circulation increased 2% in the first quarter of 2007. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased from 2,272,815 in 2006 to 2,278,022 in 2007, or 0.2% higher.

Commercial printing and other revenue increased 11% for the first quarter of 2007 primarily due to an increase in commercial printing business and revenues associated with PointRoll.

Reported newspaper operating expenses were down slightly for the first quarter of 2007, reflecting strong cost controls offset by a slight increase in newsprint expense. On a pro forma constant currency basis excluding depreciation and amortization, operating expenses decreased 2%. Newsprint expense increased less than 1% on a 7% usage decline offset by a 7% increase in price. For the remainder of 2007, newsprint prices are expected to decline.

Newspaper operating income for the quarter decreased $9.9 million or 3%, reflecting the softer ad revenue results discussed above.

Broadcasting Results

The company completed the acquisitions of KTVD-TV in Denver in late June 2006 and WATL-TV in Atlanta in early August 2006, which created the company’s second and third duopolies.

Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Reported broadcasting revenues increased slightly in the first quarter to $183.1 million from $182.6 million, reflecting primarily the addition of KTVD-TV and WATL-TV. On a pro forma basis, broadcasting revenues would have decreased from $195.3 million to $183.1 million or 6%. The reported results reflect the absence of approximately $22 million in advertising revenue related to the Winter Olympic Games on the company’s NBC affiliates partially offset by an increase in online revenues and strong revenue growth at Captivate.

Reported television revenues, which exclude Captivate, were even with the first quarter 2006, with local revenues up 3% and national revenues down 9%. On a pro forma basis, television revenues decreased 7% for the quarter with local revenues down 5% and national revenues down 13%.

Reported broadcasting operating expenses increased 7% for the first quarter of 2007 to $119 million, primarily due to the acquisition of the two broadcast stations. Assuming the company had owned the same properties as of April 1, 2007 for all periods presented, broadcasting operating expenses would have increased less than 1%.

Reported operating income from broadcasting was down $7.6 million or 11% in the first quarter.

Corporate Expense

Corporate expenses were $23.1 million for the quarter as compared with $20.1 last year, primarily reflecting the timing of certain stock based compensation awards. The company anticipates total stock based compensation expense for the full year will be below the annual 2006 amount.

Non-Operating Income and Expense

The company’s interest expense increased $8.2 million or 13% for the quarter, reflecting higher short-term interest rates. The daily average outstanding balance of commercial paper was $2.12 billion during the first quarter of 2007 and $3.55 billion during the first quarter of 2006. The weighted average interest rate on commercial paper was 5.38% and 4.44% for the first quarters of 2007 and 2006, respectively.

Because the company has $2.47 billion in commercial paper obligations at April 1, 2007 that have relatively short-term maturity dates, and the company has $750 million of floating-rate term debt, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.47 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $16.1 million.

Non-operating income and expense includes investment income and gains as well as costs associated with certain minority interest investments in online/new technology businesses. These expenses are higher in 2007 primarily due to the absence of the gain on the sale of the company’s 10.5% interest in the Cincinnati Reds baseball team in the first quarter of 2006.

Provision for Income Taxes

The company’s effective income tax rate was 33.0% for the first quarter compared to 33.6% for the same period last year. The lower tax rate for the quarter is primarily due to the increased U.S. manufacturing deduction.

Net Income

The company’s net income was $210.6 million for the first quarter of 2007 compared to $235.3 million in 2006. Net income per diluted share was $0.90 versus $0.99 for the first quarter 2006. Lower results reflect the absence of Olympics related advertising, softer domestic newspaper advertising demand, higher interest rates, and the impact of the gain on the sale of the Cincinnati Reds in the first quarter 2006.

The weighted average number of diluted shares outstanding for the first quarter of 2007 totaled 235,005,000 compared to 238,375,000 for the first quarter of 2006. The decline is the result of the company’s share repurchase program under which approximately 4.0 million shares were repurchased during 2006 as well as 129,000 shares repurchased during the first quarter 2007. See Part II, Item 2 for information on share repurchases.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The company’s cash flow from operating activities was $386.4 million for the first three months of 2007, up from $333.5 million in the first three months of 2006. The increase is primarily due to changes in accounts receivable and accounts payable positions in the first quarter of 2007 as compared to the first quarter of 2006.

Cash flows used in the company’s investing activities totaled $560.0 million for the three months of 2007, reflecting a $524.8 million increase in marketable securities, $28.8 million of capital spending, $11.5 million of payments for acquisitions (discussed in Note 4 to the financial statements), and $12.5 million invested in existing equity holdings including the California Newspapers Partnership and ShopLocal.com. These cash outflows were partially offset by $9.6 million of proceeds from the sale of assets and $8.1 million of proceeds from investments.

Cash flow from financing activities totaled $198.4 million for the first three months of 2007 reflecting net borrowings of $272.2 million, which were partially offset by the payment of dividends totaling $72.8 million and the repurchase of common stock of $7.2 million. The company’s regular quarterly dividend of $0.31 per share, which was declared in the first quarter of 2007, totaled $72.8 million and was paid in April 2007.

On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of April 1, 2007, the company had remaining authority to repurchase up to $1,090 million of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

On April 2, 2007, the first day of the second quarter, the company paid the $700 million aggregate principal amount of 5.50% notes and accrued interest that was due. This payment was funded by borrowings at the end of the first quarter in the commercial paper market and investment of the proceeds of $525 million in marketable securities. On April 2, 2007, the company liquidated the marketable securities and made the $700 million debt payment, reducing total debt for the company to $5.0 billion.

Other receivables in the Condensed Consolidated Balance Sheets reflect refunds receivable from the Internal Revenue Service for tax years 1995 to 2003, as well as refunds from various U.S. state tax jurisdictions.

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, the company reclassified $197 million of estimated income taxes payable from short-term to long-term. At this time, the timing of these future cash outflows is not certain.

The company’s operations have historically generated strong positive cash flow which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

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

The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $716.3 million at the end of the first quarter 2007 versus $698.9 million at December 31, 2006. This reflects an increase in the exchange rate for British Pound Sterling. Newsquest’s assets and liabilities at April 1, 2007 were translated from Sterling to U.S. dollars at an exchange rate of 1.97 versus 1.96 at the end of 2006. For the first quarter of 2007, Newsquest’s financial results were translated at an average rate of 1.95, compared to 1.75 last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 3% for the first quarter of 2007.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Apr. 1, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$119,421	$94,256
Marketable securities	524,844	—
Trade receivables, less allowance (2007 - $37,993; 2006 - $38,123)	952,413	1,023,006
Other Receivables	172,449	192,964
Inventories	124,029	120,802
Prepaid expenses and other current assets	99,843	100,991

Total current assets	1,992,999	1,532,019

Property, plant and equipment
Cost	5,025,554	5,010,110
Less accumulated depreciation	(2,289,000)	(2,234,688)

Net property, plant and equipment	2,736,554	2,775,422

Intangible and other assets
Goodwill	10,084,143	10,060,440
Indefinite-lived and other amortized intangible assets, less accumulated amortization	828,645	836,568
Investments and other assets	1,016,341	1,019,355

Total intangible and other assets	11,929,129	11,916,363

Total assets	$16,658,682	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Apr. 1, 2007	Dec. 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$256,752	$292,644
Compensation, interest and other accruals	389,713	395,932
Dividends payable	73,035	72,984
Income taxes	49,135	190,430
Deferred income	176,816	164,958

Total current liabilities	945,451	1,116,948

Income taxes	196,657	—
Deferred income taxes	708,744	702,123
Long-term debt	5,482,475	5,210,021
Postretirement medical and life insurance liabilities	228,460	229,930
Other long-term liabilities	561,636	558,208

Total liabilities	8,123,423	7,817,230

Minority interests in consolidated subsidiaries	22,623	24,311

Shareholders’ equity
Preferred stock of $1 par value per share. Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share. Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	703,950	685,900
Retained earnings	12,432,409	12,337,041
Accumulated other comprehensive income	327,624	306,298

	13,788,402	13,653,658

Less treasury stock, 89,715,308 shares and 89,674,730 shares, respectively, at cost	(5,275,766)	(5,271,395)

Total shareholders’ equity	8,512,636	8,382,263

Total liabilities and shareholders’ equity	$16,658,682	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen weeks ended		% Inc (Dec)
	April 1, 2007	March 26, 2006
Net Operating Revenues:
Newspaper advertising	$1,242,878	$1,266,891	(1.9)
Newspaper circulation	323,986	324,050	0.0
Broadcasting	183,059	182,575	0.3
Other	121,272	109,025	11.2

Total	1,871,195	1,882,541	(0.6)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,074,270	1,075,078	(0.1)
Selling, general and administrative expenses, exclusive of depreciation	325,296	319,234	1.9
Depreciation	63,571	61,159	3.9
Amortization of intangible assets	8,855	7,764	14.1

Total	1,471,992	1,463,235	0.6

Operating income	399,203	419,306	(4.8)

Non-operating income (expense):
Interest expense	(72,945)	(64,721)	12.7
Other	(11,947)	(176)	***

Total	(84,892)	(64,897)	30.8

Income before income taxes	314,311	354,409	(11.3)
Provision for income taxes	103,700	119,100	(12.9)

Net Income	$210,611	$235,309	(10.5)

Earnings per share-basic	$0.90	$0.99	(9.1)

Earnings per share-diluted	$0.90	$0.99	(9.1)

Dividends per share	$0.31	$0.29	6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen weeks ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net Income	$210,611	$235,309
Adjustments to reconcile net income to operating cash flows:
Depreciation	63,571	61,159
Amortization of intangibles	8,855	7,764
Minority interest	333	372
Stock-based compensation	13,586	11,724
Pension expense, net of pension contributions	16,119	25,830
Change in other assets and liabilities, net	73,331	(8,631)

Net cash flow from operating activities	386,406	333,527

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,766)	(41,229)
Payments for acquisitions, net of cash acquired	(11,504)	(42,159)
Payments for investments	(12,531)	(17,354)
Proceeds from investments	8,106	8,715
Proceeds from sale of assets	9,558	16,502
(Increase) decrease in marketable securities	(524,844)	93,794

Net cash used for investing activities	(559,981)	18,269

Cash flows from financing activities
Proceeds from (payments of) unsecured promissory notes and other indebtedness	272,227	(287,098)
Dividends paid	(72,763)	(69,027)
Cost of common shares repurchased	(7,225)	(424)
Proceeds from issuance of common stock	6,990	2,638
Distributions to minority interest in consolidated partnerships	(835)	(768)

Net cash used for financing activities	198,394	(354,679)

Effect of currency rate change	346	41

Net increase (decrease) in cash and cash equivalents	25,165	(2,842)
Balance of cash and cash equivalents at beginning of period	94,256	68,803

Balance of cash and cash equivalents at end of period	$119,421	$65,961

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2007

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period ended April 1, 2007, and the comparable period of 2006, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In May 2007, the company sold four daily newspapers to GateHouse Media, Inc. for $410 million and will record a gain on the sale in the second quarter. The four include: the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV. Beginning in the second quarter of 2007, these businesses will be reported as discontinued operations. Refer to Note 4 – Acquisitions, investments and dispositions for additional information.

NOTE 2 – Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the company’s first quarter of 2008. Management is in the process of studying the impact of this interpretation on the company’s financial accounting and reporting.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement is effective for the company at the beginning of fiscal year 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Additionally, SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management is currently evaluating this standard and the impact on its financial accounting and reporting.

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007. Refer to Note 9 – Income taxes for additional information.

NOTE 3 – Stock-based compensation

For the quarter ended April 1, 2007 and March 26, 2006, options were granted for 773,100 and 32,500 shares, respectively. The following assumptions were used to estimate the fair value of those options.

	Year-to-date
	2007	2006
Average expected term	4.5	6
Expected volatility	17.80%	11.46%
Risk-free interest rates	4.52%	4.32%
Expected dividend yield	2.07%	1.30%

For the first quarter 2007, the company recorded stock-based compensation expense of $13.6 million, comprising $9.9 million for nonqualified stock options and $3.7 million for restricted shares, including shares issuable under the company’s long-term incentive program (see Note 10 “Long-term incentive program”). The related tax benefit for stock compensation was $5.2 million. On an after tax basis, total non-cash stock compensation expense was $8.4 million or $0.04 per share.

For the first quarter of 2006, the company recorded stock-based compensation of $11.7 million, consisting of $10.3 million for nonqualified stock options and $1.4 million for restricted shares, including shares issuable under the long-term incentive program. The related tax benefit for stock compensation was $4.5 million. On an after tax basis, total non-cash stock compensation expense was $7.2 million or $0.03 per share.

During the quarter ended April 1, 2007, options for 125,326 shares of common stock were exercised. The company received $7 million of cash from the exercise of the options. The intrinsic value of the options exercised was approximately $0.8 million. The actual tax benefit realized from the tax deductions from the options exercised was $0.3 million.

During the quarter ended March 26, 2006, options for 49,815 shares of common stock were exercised. The company received $2.6 million of cash from the exercise of the options. The intrinsic value of the options exercised was approximately $0.5 million. The actual tax benefit realized from the tax deductions from the option exercised was $0.2 million.

Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the status of the company’s stock option awards as of April 1, 2007 and changes thereto during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,920,680	$71.68
Granted	774,751	$61.27
Exercised	(125,326)	$55.79
Canceled	(392,819)	$73.59

Outstanding at quarter end	29,177,286	$71.44	5.4	$2,843,730

Options exercisable at quarter end	24,169,881	$73.55	5.0	$2,755,834

Restricted Stock

In addition to stock options, the company issues stock-based compensation in the form of restricted stock. Restricted stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. These awards entitle an employee to receive shares of common stock at the end of a four-year incentive period conditioned on continued employment. Compensation expense for restricted stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant (equal to the market value of the company’s common stock on the date of grant) generally recognized on a straight-line basis over the four-year incentive period.

The company has also issued restricted stock to its Board of Directors. These awards primarily vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the fair value of the restricted stock on the date of grant (equal to the market value of the company’s common stock on the date of grant). All vested shares will be issued to the directors when they leave the board.

For the first quarter 2007, the company recorded compensation expense for restricted stock of $2.8 million, excluding shares issuable under the company’s long-term incentive program (see Note 10 “Long-term incentive program”). The related tax benefit was $1.1 million. For the first quarter 2006, the company recorded compensation expense for restricted stock of $1.1 million. The related tax benefit was $0.4 million.

A summary of the status of the restricted stock awards as of April 1, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Fair Value
Restricted stock outstanding and unvested at December 31, 2006	586,900	$60.49
Granted	6,040	$61.58
Vested and issued	(696)	$60.12
Canceled	(8,174)	$60.63

Restricted stock outstanding and unvested at April 1, 2007	584,070	$60.34

NOTE 4 – Acquisitions, investments and dispositions

In February 2007, the company completed the acquisition of Central Florida Future, the independent student newspaper of the University of Central Florida. This acquisition was not material to operations or financial position.

On April 12, 2007, the company announced an agreement to sell four daily newspapers to GateHouse Media, Inc. for $410 million. The four include: the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV. In connection with the sale, the company will record a gain that will be presented as a gain on sale of discontinued operations in the second quarter. Long-term assets associated with these businesses include goodwill of approximately $135 million and net fixed assets of $48 million. The sale closed in early May 2007.

NOTE 5 – Goodwill and other intangible assets

The company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that no impairment of either goodwill or indefinite-lived intangible assets existed at December 31, 2006. Intangible assets that have finite useful lives are amortized over their useful lives and are also subject to tests for impairment and no impairment existed at December 31, 2006.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at April 1, 2007 and December 31, 2006. Indefinite-lived intangible assets include mastheads, television station FCC licenses and trade names. Amortized intangible assets primarily include customer relationships, and real estate access rights and patents.

	April 1, 2007		December 31, 2006
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$10,084,143	—	$10,060,440	—
Indefinite-lived intangibles	595,224	—	594,551	—
Amortized intangible assets:
Customer relationships	304,011	87,995	303,827	80,174
Other	25,859	8,454	25,784	7,420

Goodwill increased as a result of an increase in the UK foreign exchange rate at April 1, 2007 as compared to December 31, 2006 and an additional payment made to the former owners of PointRoll, Inc. under terms of the acquisition agreement.

Amortization expense was $8.9 million in the quarter ended April 1, 2007. For the first quarter 2006, amortization expense was $7.8 million. The increase in amortization expense is primarily related to the acquisition of the broadcast stations in the third quarter of 2006 and the finalization of purchase accounting for prior acquisitions. Customer relationships, which include subscriber and advertiser relationships, are amortized on a straight-line basis over three to twenty-five years. Other intangibles, which are amortized on a straight-line basis over three to ten years, include advertiser archives, continuing education training modules, real estate access rights and patents, and commercial printing relationships.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 31, 2006	$8,437,051	$1,623,389	$10,060,440
Acquisitions and adjustments	9,673	(646)	9,027
Foreign currency exchange rate changes	14,646	30	14,676

Balance at April 1, 2007	$8,461,370	$1,622,773	$10,084,143

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Indefinite-lived intangible assets
Balance at Dec. 31, 2006	$338,385	$256,166	$594,551
Acquisitions and adjustments	—	—	—
Foreign currency exchange rate changes	673	—	673

Balance at April 1, 2007	$339,058	$256,166	$595,224

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Amortized intangible assets, net
Balance at Dec. 31, 2006	$232,229	$9,788	$242,017
Acquisitions and adjustments		75	75
Foreign currency exchange rate changes	184	—	184
Amortization	(8,483)	(372)	(8,855)

Balance at April 1, 2007	$223,930	$9,491	$233,421

NOTE 6 – Long-term debt

In February 2007, the company amended its existing three multi-year credit agreements. The amended facilities mature in March 2012 and total $3.934 billion. These revolving credit agreements provide back-up for commercial paper and for general corporate purposes. As a result, commercial paper is carried on the balance sheet as long-term debt.

Approximate annual maturities of long-term debt, assuming that the company used the $3.934 billion credit available under the revolving credit agreements to refinance, on a long-term basis, existing unsecured promissory notes, unsecured global notes, the loan notes issued in the UK to the former shareholders of Newsquest and two industrial revenue bonds, and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	April 1, 2007
2008	—
2009	750,000
2010	—
2011	497,358
2012	4,235,117
Later years	—

Total	$5,482,475

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.51 billion at April 1, 2007.

On April 2, 2007, the first day of the second quarter, the company paid the $700 million aggregate principal amount of 5.50% notes and accrued interest that were due. This payment was funded by borrowings at the end of the first quarter in the commercial paper market and investment of the proceeds of $525 million in marketable securities. On April 2, 2007, the company liquidated the marketable securities and made the $700 million debt payment, reducing total debt for the company to $5.0 billion.

NOTE 7 – Retirement plans

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries.

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans in the Dec. 31, 2006, balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the retirement plans’ funded status in the company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts continue to be recognized as net periodic pension costs pursuant to the company’s historical accounting policy for amortizing such amounts.

The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the first quarter 2007 and 2006, are presented in the following table:

	First Quarter
(in thousands of dollars)	2007	2006
Service cost-benefits earned during the period	$26,596	$26,500
Interest cost on benefit obligation	49,200	45,700
Expected return on plan assets	(67,789)	(61,100)
Amortization of prior service credit	(4,772)	(5,125)
Amortization of actuarial loss	10,865	16,450

Pension expense for company-sponsored retirement plans	14,100	22,425
Union and other pension cost	2,019	3,405

Total pension cost	$16,119	$25,830

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the first quarter of 2007 and 2006 are presented in the following table:

	First Quarter
(in thousands of dollars)	2007	2006
Service cost-benefits earned during the period	$525	$750
Interest cost on benefit obligation	3,401	3,525
Amortization of prior service credit	(3,890)	(3,225)
Amortization of actuarial loss	1,325	1,200

Net periodic postretirement cost	$1,361	$2,250

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the company to recognize the funded status of its retirement plans in the Dec. 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

NOTE 9 – Income taxes

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a $43 million increase in liabilities for unrecognized tax benefits with a corresponding reduction in the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits and the amount that, if recognized, would impact the effective tax rate was approximately $162 million as of January 1, 2007. This amount includes the federal tax benefit of state tax deductions.

The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The amount of accrued interest and penalties related to uncertain tax benefits as of the date of adoption was approximately $46 million.

The company files income tax returns in the U.S. and various state and foreign jurisdictions. Examination of the company’s U.S. income tax returns by the Internal Revenue Service (IRS) for 1995 through 2003 is expected to be completed and settled in the coming year. As of April 1, 2007, the company has recorded aggregate refunds of tax and interest of approximately $169 million in connection with this settlement. The IRS commenced an examination of the company’s U.S. income tax return for 2004 in the first quarter of 2006 which is anticipated to be completed by the end of 2007. This examination is not expected to result in any material change to the financial position of the company.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or other regulatory developments. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

NOTE 10 – Long-term incentive program

In February 2006, the company adopted a new three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Approximately 23 senior executives have been designated to participate in the LTIP. The company recorded expense of $0.9 million in the first quarter of 2007 for equity awards and $0.9 million for cash compensation based upon its current expectations of program target achievement.

NOTE 11 – Comprehensive income

Comprehensive income for the company includes net income, foreign currency translation adjustments, and adjustment of certain pension amounts in accordance with SFAS No. 158.

The table below presents the components of comprehensive income for the first quarter of 2007.

(in thousands of dollars)	First Quarter
	2007	2006
Net income	$210,611	$235,309
Other comprehensive income	21,327	10,411

Comprehensive income	$231,938	$245,720

Other comprehensive income consists primarily of foreign currency translation adjustments.

NOTE 12 – Outstanding shares

The weighted average number of common shares outstanding (basic) in the first quarter of 2007 totaled 234,585,000 compared to 237,782,000 for the first quarter of 2006. The weighted average number of diluted shares outstanding in the first quarter of 2007 totaled 235,005,000 compared to 238,375,000 for the first quarter of 2006.

The decline in shares outstanding is the result of the company’s share repurchase program. See Part II, Item 2 for information on share repurchases.

NOTE 13 – Business segment information

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

	Thirteen weeks ended		% Inc (Dec)
(unaudited, in thousands of dollars)	April 1, 2007	March 26, 2006
Net Operating Revenues:
Newspaper publishing	$1,688,136	$1,699,966	(0.7)
Broadcasting	183,059	182,575	0.3

Total	$1,871,195	$1,882,541	(0.6)

Operating Income (net of depreciation and amortization):
Newspaper publishing	$358,094	$367,970	(2.7)
Broadcasting	64,162	71,804	(10.6)
Corporate	(23,053)	(20,468)	(12.6)

Total	$399,203	$419,306	(4.8)

Depreciation and Amortization:
Newspaper publishing	$59,697	$56,717	5.3
Broadcasting	8,723	8,026	8.7
Corporate	4,006	4,180	(4.2)

Total	$72,426	$68,923	5.1

NOTE 14 – Earnings per share

The company’s earnings per share (basic and diluted) for the three months ended April 1, 2007 and March 26, 2006 are presented below:

	Thirteen weeks ended
(in thousands except per share amounts)	Apr. 1, 2007	Mar. 26, 2006
Net income	$210,611	$235,309

Weighted average number of common shares outstanding (basic)	234,585	237,782
Effect of dilutive securities	420	593

Weighted average number of common shares outstanding (diluted)	235,005	238,375

Earnings per share (basic)	$0.90	$0.99
Earnings per share (diluted)	$0.90	$0.99

NOTE 15 – Litigation

On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after January 1, 1998, the date that certain amendments to the Plan took effect. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. The court has granted the plaintiffs’ motion to certify a class. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% less than the actual price, reported net income for the first three months of 2007 would have decreased approximately 3%. Because the company has $2.47 billion in commercial paper obligations that have relatively short-term maturity dates, and $750 million in floating rate notes outstanding at April 1, 2007, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $2.47 billion and $750 million of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $16.1 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $5.51 billion at April 1, 2007.

Item 4. Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of April 1, 2007, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/07 - 02/4/07	—	—	—	$1,096,909,980
02/05/07 - 03/04/07	—	—	—	$1,096,909,980
03/05/07 - 04/01/07	129,300	$55.87	129,300	$1,089,685,354
Total First Quarter 2007	129,300	$55.87	129,300	$1,089,685,354

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

*	In addition to the above, as of April 1, 2007, 48,300 shares were repurchased as part of the publicly announced repurchase program at an average price of $56.02, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $1,086,979,668.

Item 5. Other Information

On May 10, 2007, Roger L. Ogden, President and CEO, Gannett Broadcasting, and Senior Vice President, Design, Innovation and Strategy informed the company that he plans to retire, effective early July, 2007. Management thanks Mr. Ogden for his long, dedicated service to the company.

Item 6. Exhibits

(a) Exhibits.

See Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Attached.

3-2	By-laws of Gannett Co., Inc.	Attached.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10.14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-2	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10.15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10.3	First Amendment, dated as of February 28, 2007 and effective as of March 15, 2007, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, among Gannett Co., Inc., the several banks and other financial institutions parties to said Credit Agreement prior to the date of said First Amendment, the several banks and other financial institutions parties to said First Amendment but not parties to said Credit Agreement prior to the date of said First Amendment, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, Citibank N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Mizuho Corporate Bank Ltd, and SunTrust Bank, as Documentation Agents, and Banc of America Securities LLC and J.P.Morgan Securities Inc. as joint lead arrangers and joint bookrunners.	Attached.

10.4	First Amendment, dated as of February 28, 2007 and effective as of March 15, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, among Gannett Co., Inc., the several banks and other financial institutions parties to said Credit Agreement prior to the date of said First Amendment, the several banks and other financial institutions parties to said First Amendment but not parties to the Credit Agreement prior to the date of said First Amendment, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, Citibank N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Mizuho Corporate Bank Ltd, and SunTrust Bank, as Documentation Agents, and Banc of America Securities LLC and J.P.Morgan Securities Inc. as joint lead arrangers and joint bookrunners.	Attached.

10.5	First Amendment, dated as of February 28, 2007 and effective as of March 15, 2007, to the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, among Gannett Co., Inc., the several banks and other financial institutions parties to said Credit Agreement prior to the date of said First Amendment, the several banks and other financial institutions parties to said First Amendment but not parties to said Credit Agreement prior to the date of said First Amendment, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Barclays Bank PLC, Citibank N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Mizuho Corporate Bank Ltd, and SunTrust Bank, as Documentation Agents, , as Documentation Agents and Banc of America Securities LLC and J.P.Morgan Securities Inc. as joint lead arrangers and joint bookrunners.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.