Form 10-Q
period 2007-07-01
GANNETT CO INC /DE/
filed 2007-08-08
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 20, 2007, was 232,896,353.

PART I. FINANCIAL INFORMATION

Items 1 and 2.	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Operating Summary and Key Business Transactions

In May 2007, the company completed the sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, IN to the Gannett Foundation. In connection with these transactions, the company recorded a net after-tax gain of $73.8 million in discontinued operations. For all periods presented, results from these businesses have been reported as discontinued operations.

The company completed the acquisition of KTVD-TV in Denver in June 2006 and the acquisition of WATL-TV in Atlanta in August 2006. These acquisitions created the company’s second and third broadcast station duopolies.

Earnings from continuing operations per diluted share for the second quarter were $1.24 as compared to $1.28 last year and year-to-date were $2.11 as compared to $2.25 last year. Operating revenues decreased 3% to $1.9 billion in the second quarter and 2% to $3.8 billion in the first six months, reflecting lower advertising demand at domestic newspaper properties, the absence of over $22.0 million of Olympics related television ad spending, as well as the absence of politically related advertising demand that benefited the second quarter 2006.

Operating income for the second quarter was $483.2 million compared to $528.1 million last year and year-to-date was $875.4 million as compared to $940.2 last year. Income from continuing operations for the second quarter was $289.9 million compared to $304.5 million last year and year-to-date was $496.2 million as compared to $535.4 last year. Results were positively impacted by our Newsquest newspaper operations in the UK, helped by a stronger UK pound, along with positive on-line revenue across the company. Our domestic community newspapers, however, faced softening ad demand, particularly in key classified categories. For broadcasting, the acquisition of the additional television stations in Denver and Atlanta, and strong results for Captivate Network, Inc. and online, partially offset the absence of over $8.0 million of politically related advertising in the second quarter.

Net income increased 18% to $365.7 million for the second quarter and 6% to $576.3 million for the year-to-date as compared to the same periods in 2006. The increase was driven by the second quarter net gain of $73.8, net of tax, on the disposal of newspaper businesses.

Newspaper Results

Transactions affecting newspaper comparisons include the sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation. For all periods presented, results from these businesses have been reported as discontinued operations and are therefore excluded from the discussion which follows.

Reported newspaper publishing revenues decreased 4% to $1.7 billion from $1.8 billion in the second quarter and decreased 2% to $3.4 billion from $3.5 billion year-to-date. Domestic advertising revenues decreased 8% for the second quarter and 6% for the first six months as compared to the same periods in 2006. In local currency, advertising revenues in the UK decreased 2% for the second quarter and less than 1% for the first six months. On a constant currency basis total newspaper advertising revenue would have decreased 7% for the second quarter and 5% year-to-date. The average exchange rate used to translate UK newspaper results from Sterling to U.S. dollars increased 9% to 1.99 from 1.82 for the second quarter and increased 10% to 1.97 from 1.79 for the year-to-date.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 74% and 18%, respectively, of total newspaper revenues for the second quarter and 74% and 19% year-to-date 2007. Advertising revenues include amounts derived from advertising placed with newspaper internet web sites as well as print products. Other publishing revenues are mainly from commercial printing operations, PointRoll Inc., and earnings from the company’s 50% owned joint operating agency in Tucson, 19.49% equity interest in the California Newspapers Partnership, and 40.6% equity interest in the Texas-New Mexico Newspapers Partnership. The table below presents these components of reported revenues for the second quarter and first six months of 2007 and 2006.

Newspaper publishing revenues, in thousands of dollars

	2007	2006	% Change
Second Quarter
Newspaper advertising	$1,281,555	$1,353,150	(5)
Newspaper circulation	312,506	314,542	(1)
Commercial printing and other	129,498	122,745	6

Total	$1,723,559	$1,790,437	(4)

	2007	2006	% Change
Year-to-date
Newspaper advertising	$2,503,182	$2,598,378	(4)
Newspaper circulation	630,041	631,934	—
Commercial printing and other	249,271	230,171	8

Total	$3,382,494	$3,460,483	(2)

The tables below present the principal categories of reported newspaper advertising.

Advertising revenues, in thousands of dollars

	2007	2006	% Change
Second Quarter
Local	$550,857	$573,812	(4)
National	200,815	206,427	(3)
Classified	529,883	572,911	(8)

Total advertising revenue	$1,281,555	$1,353,150	(5)

	2007	2006	% Change
Year-to-date
Local	$1,069,634	$1,089,042	(2)
National	380,028	395,025	(4)
Classified	1,053,520	1,114,311	(5)

Total advertising revenue	$2,503,182	$2,598,378	(4)

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the second quarter of 2007 were owned on the same basis throughout the periods discussed. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparable comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

The tables below present the components of pro forma newspaper advertising revenues for the second quarter and first six months of 2007 and 2006.

Advertising revenues, in thousands of dollars (pro forma)

	2007	2006	% Change
Second Quarter
Local	$550,857	$574,079	(4)
National	200,815	206,495	(3)
Classified	529,883	572,911	(8)

Total advertising revenue	$1,281,555	$1,353,485	(5)

	2007	2006	% Change
Year-to-date
Local	$1,069,634	$1,088,792	(2)
National	380,028	394,692	(4)
Classified	1,053,520	1,114,061	(5)

Total advertising revenue	$2,503,182	$2,597,545	(4)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

	2007	2006	% Change
Second Quarter
Local	7,604	8,154	(7)
National	684	726	(6)
Classified	12,505	13,792	(9)

Total Run-of-Press linage	20,793	22,672	(8)

Preprint distribution	2,705	2,823	(4)

	2007	2006	% Change
Year-to-date
Local	15,424	16,178	(5)
National	1,536	1,684	(9)
Classified	24,962	27,075	(8)

Total Run-of-Press linage	41,922	44,937	(7)

Preprint distribution	5,556	5,731	(3)

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis, in thousands of dollars.

	2007	2006
Second Quarter
Pro forma advertising revenues	$1,281,555	$1,353,485
Net effect of transactions	—	(335)

As reported advertising revenues	$1,281,555	$1,353,150

	2007	2006
Year-to-date
Pro forma advertising revenues	$2,503,182	$2,597,545
Net effect of transactions	—	833

As reported advertising revenues	$2,503,182	$2,598,378

The trends discussed below for the newspaper segment are for both reported and pro forma results.

Newspaper advertising revenues decreased 5% from $1.4 billion to $1.3 billion for the second quarter. UK newspaper advertising increased 6% reflecting a stronger currency exchange rate, while US domestic newspaper advertising decreased 8%. For the year-to-date period, pro forma newspaper advertising revenues declined 4%. On a constant currency basis newspaper ad revenues decreased 7% for the quarter and 5% year-to-date.

For the second quarter local advertising revenues were 4% lower and year-to-date declined 2%. On a pro forma constant currency basis, local advertising decreased 5% for the quarter and 3% year-to-date. Local advertising in the U.S. was down 5% for the quarter and 3% year-to-date. These results reflect lower department store advertising, and declines in furniture and home improvement categories as the cyclical slowdown in real estate and housing impacted these retailers.

National advertising revenues for the second quarter were down 3% due primarily to softness in entertainment, telecommunications and automotive categories. USA TODAY advertising revenues decreased 1% for the quarter, however ad revenue rose 7% in June. Year-to-date national advertising revenues were down 4% including a 4% decline at USA TODAY. Paid advertising pages at USA TODAY were 1,034 for the second quarter compared to 1,098 for the same period last year and 1,937 year-to-date compared to 2,110 last year.

Classified advertising revenues decreased 8% for the quarter and 5% year-to-date due primarily to lower ad demand as a result of the softening domestic real estate market in the west and southeast, specifically Florida, Arizona, California and Nevada. Classified real estate revenues were down 10% for the quarter and 6% year-to-date, employment revenues were down 7% for the quarter and 5% year-to-date, and auto revenues decreased 14% for the quarter and year-to-date. On a constant currency basis, classified advertising revenues were down 10% for the quarter and 8% year-to-date. Classified results in our UK newspapers, which were stronger than in the U.S., decreased 2% for the quarter and increased slightly year-to-date on a constant currency basis. While the real estate category was the weakest domestically, on a constant currency basis this category increased 3% for the quarter and 6% year-to-date in the UK.

Total domestic newspaper online revenues were strong during the second quarter and year-to-date 2007, increasing 12% and 11% respectively. UK online revenues increased 49% and 52% on a constant currency basis for the quarter and year-to-date, respectively.

Circulation revenues decreased less than 1% for the second quarter and remained unchanged for the first six months of 2007. Net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 3% in the second quarter and the first six months of 2007. Sunday net paid circulation was down 4% from the comparable quarter and year-to-date periods of last year. USA TODAY circulation increased 1% in the second quarter and the first six months of 2007. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased 0.2% from 2,272,815 in 2006 to 2,278,022 in 2007.

Commercial printing and other revenue increased 6% for the second quarter and 8% year-to-date primarily due to an increase in commercial printing business and revenues associated with PointRoll.

Reported newspaper operating expenses were down 2% for the second quarter and 1% year-to-date. This reflects strong cost controls and a decline in newsprint expense which more than offset approximately $9.0 million of second quarter severance and other business consolidation costs. Newsprint expense decreased 8% for the quarter with a 9% decline in usage offset by a 1% increase in price. Year-to-date, newsprint expense declined 4% on an 8% decline in usage offset by a 4% increase in price. On a pro forma constant currency basis, excluding depreciation and amortization, operating expenses decreased 4% for the quarter and 3% year-to-date 2007. For the remainder of 2007, newsprint prices are expected to be below prior year levels and consumption is also expected to be lower.

Newspaper operating income decreased $40.6 million or 9% for the quarter and $50.4 million or 6% for the year-to-date, reflecting the challenging advertising environment discussed above.

Broadcasting Results

The company completed the acquisitions of KTVD-TV in Denver in late June 2006 and WATL-TV in Atlanta in early August 2006, which created the company’s second and third duopolies.

Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Reported broadcasting revenues were $204.7 million in the second quarter compared to $205.4 million in 2006. Year-to-date revenues remained even at approximately $388.0 million, reflecting the absence of politically related advertising offset by the addition of KTVD-TV and WATL-TV and increased revenue at Captivate. On a pro forma basis, broadcasting revenues would have decreased 7% from $219.0 million to $204.7 million for the second quarter. The year-to-date pro forma decline in revenues was 6% from $414.3 million to $387.7 million. The second quarter results reflect a decrease of approximately $8.0 million in political advertising revenue, and lower automotive advertising, partially offset by an increase in online revenues and strong revenue growth at Captivate.

Reported television revenues, excluding Captivate, were down slightly in the second quarter, with local revenues up 2% and national revenues down 8%. On a pro forma basis, television revenues decreased 7% for the quarter with local revenues down 7% and national revenues down 12%. For the first six months of 2007, reported television revenues decreased 1% with local revenues up 3% and national revenues down 8%. For the first six months of 2007, on a pro forma basis, television revenues decreased 7% with local revenues down 6% and national revenues down 13%.

Reported broadcasting operating expenses increased 5% for the second quarter and 6% for the first six months of 2007, to $117.3 million and $236.2 million, respectively, primarily due to the acquisition of the two broadcast stations. Assuming the company had owned the same properties as of July 1, 2007 for all periods presented, broadcasting operating expenses would have decreased 2% for the second quarter and 1% for the first six months of 2007.

Reported operating income from broadcasting was down $5.9 million or 6% in the second quarter and $13.5 million or 8% year-to-date.

Corporate Expense

Corporate expenses in the second quarter were $18.7 million as compared to $20.3 million due to lower stock compensation expense, reflecting fewer options granted at a lower fair value. Year-to-date corporate expenses were $41.8 million as compared to $40.8 million due to the timing of certain stock based compensation awards in the first quarter. The company anticipates total stock based compensation expense for the full year will be below the annual 2006 amount.

Non-Operating Income and Expense

The company’s interest expense decreased $1.0 million or 1% for the quarter primarily due to lower outstanding debt levels, but increased $7.3 million or 6% year-to-date, reflecting higher short-term interest rates. The daily average outstanding balance of commercial paper was $2.36 billion during the second quarter of 2007 and $2.95 billion during the second quarter of 2006. The daily average outstanding balance of commercial paper was $2.24 billion during the first six months of 2007 and $3.25 billion during the first six months of 2006. The weighted average interest rate on commercial paper was 5.4% and 4.9% for the second quarter of 2007 and 2006, respectively. For the year-to-date periods of 2007 and 2006, the weighted average interest rate on commercial paper was 5.4% and 4.6%, respectively. For average outstanding total debt, the weighted average interest rate was 5.4% for the quarter as compared to 5.1% last year and 5.4% year-to-date as compared to 4.9% last year.

Because the company has $1.25 billion in commercial paper obligations that have relatively short-term maturity dates, $750 million of floating-rate term debt, and $1.00 billion of floating rate convertible notes at July 1, 2007, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $1.25 billion and $1.75 billion of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $15.0 million.

Non-operating income and expense includes a gain from the sale of real estate, investment income and gains, and equity income or losses associated with certain minority interest investments in online/new technology businesses. Net non-operating income in 2007 results from the land sale gain in the second quarter, improved performance from our internet investments, and higher investment income.

Provision for Income Taxes

The company’s effective income tax rate for continuing operations was 32.5% for the second quarter and 32.6% for the first six months of 2007 compared to 33.5% for the same periods last year. The lower tax rate for 2007 is primarily due to the settlement of certain state tax issues and additional benefit from the American Jobs Creation Act for certain domestic production activities.

Income from Continuing Operations

The company’s income from continuing operations was $289.9 million for the second quarter 2007 and $496.2 million for the year-to-date 2007 compared to $304.5 million for the second quarter 2006 and $535.4 million for the year-to-date 2006. Earnings from continuing operations per diluted share for the second quarter of 2007 were $1.24 versus $1.28 for the second quarter 2006, and were $2.11 for the first six months of 2007 versus $2.25 for the first six months of 2006.

Discontinued Operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY and The Herald-Dispatch in Huntington, WV that were sold to GateHouse Media, Inc. on May 7, 2007 and the Chronicle-Tribune in Marion, IN that was contributed to the Gannett Foundation on May 21, 2007. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented.

Taxes provided on the earnings from discontinued operations totaled $1.3 million and $3.8 million for the second quarters of 2007 and 2006, respectively, and $4.1 million and $6.6 million for year-to-date 2007 and 2006, respectively. This includes U.S. federal and state income taxes and represents an effective rate of approximately 39%. Also included in discontinued operations is the $73.8 million net after tax gain recognized in the second quarter of 2007 on the disposal of these properties. Taxes provided on the gain totaled approximately $139.8 million, covering U.S. federal and state income taxes and represent an effective rate of 65%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.01 and $0.03 for the second quarters of 2007 and 2006, respectively. On a year-to-date basis earnings were $0.03 and $0.04 for 2007 and 2006, respectively. Second quarter earnings per diluted share for the gain on the disposition of these properties were $0.31.

Net Income

The company’s net income was $365.7 million for the second quarter and $576.3 million for the year-to-date compared to $310.5 million and $545.8 million for the same periods in 2006. Net income per diluted share was $1.56 versus $1.31 for the second quarter and for the year-to-date it was $2.45 versus $2.29. Higher results for 2007 reflect the gain on the disposal of newspaper businesses.

The weighted average number of diluted shares outstanding for the second quarter of 2007 totaled 234,605,000 compared to 237,767,000 for the second quarter of 2006. For the first six months of 2007 and 2006, the weighted average number of diluted shares outstanding totaled 234,814,000 and 238,084,000, respectively. The decline in outstanding shares is the result of the company’s share repurchase program under which approximately 4.0 million shares were repurchased during 2006 as well as 1.6 million shares repurchased year-to-date 2007. See Part II, Item 2 for information on share repurchases.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The company’s cash flow from operating activities was $648.9 million for the first six months of 2007, lower than the $680.1 million in the first six months of 2006. The decrease reflects lower newspaper and broadcast earnings and cash flow from continuing operations.

Cash flows from the company’s investing activities totaled $252.5 million for the six months of 2007, reflecting $438.9 million of proceeds from the sale of assets and $20.3 million of proceeds from investments. These cash inflows were partially offset by a $58.5 million increase in marketable securities, $60.0 million of capital spending, $21.0 million of payments for acquisitions (discussed in Note 4 to the financial statements), and $67.1 million for investments.

Cash flows used in financing activities totaled $879.0 million for the first six months of 2007 reflecting net debt repayments of $653.7 million, the payment of dividends totaling $145.6 million and the repurchase of common stock of $90.4 million. The company’s regular quarterly dividend of $0.31 per share, which was declared in the second quarter of 2007, totaled $72.7 million and was paid in July 2007. On July 24, 2007, the Board of Directors approved a 29% increase in the company’s quarterly dividend to $0.40 per share. The new quarterly dividend is payable October 1, 2007 to shareholders of record on September 14, 2007.

On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of July 1, 2007, the company had remaining authority to repurchase up to $1 billion of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes due 2037 in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. At issuance, the conversion rate of these notes was 10.853 shares of Gannett common stock per $1,000 principal amount of the convertible notes, resulting in an initial conversion price per share of $92.14. The holder can convert these notes into cash and shares of the company’s common stock, if any, prior to maturity, subject to the company’s option to deliver cash in lieu of shares. The company may redeem all or some of the convertible notes for cash at any time on or after July 15, 2008 at 100% of their principal amount plus any accrued and unpaid interest. On July 15, 2008, 2009, 2012, 2017, 2022, 2027 and 2032, or upon the occurrence of a change in control, the holders of the convertible notes may require the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus any accrued and unpaid interest.

On April 2, 2007, the first day of the second quarter, the company paid $700 million aggregate principal amount of 5.50% notes and accrued interest that was due. This payment was funded by borrowings at the end of the first quarter in the commercial paper market and from investment proceeds of $525 million in marketable securities.

Other receivables in the Condensed Consolidated Balance Sheets reflect refunds receivable from the Internal Revenue Service for tax years 1995 to 2005, as well as refunds from various U.S. state tax jurisdictions.

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

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper has been rated A-2 and P-2 by Standard & Poor’s (S&P) and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A- by Standard & Poor’s and A3 by Moody’s Investors Service. Subsequent to the end of the quarter, S&P affirmed its A-2 short-term rating for the company but announced that the long-term debt rating was on CreditWatch with negative implications. S&P stated that a downgrade, if any, would be limited to one notch.

The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $790.9 million at the end of the second quarter 2007 versus $698.9 million at the end of 2006. This reflects an increase in the exchange rate for British Pound Sterling. Newsquest’s assets and liabilities at July 1, 2007 were translated from Sterling to U.S. dollars at an exchange rate of 2.01 versus 1.96 at the end of 2006. For the second quarter and first six months of 2007, Newsquest’s financial results were translated at an average rate of 1.99 and 1.97, respectively, compared to 1.82 and 1.79 last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been

10% more or less than the actual price, reported net income for 2007 would have increased or decreased approximately 4% for the second quarter and 2% for the first six months.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Jul. 1, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$118,323	$94,256
Marketable securities	58,508	—
Trade receivables, less allowance (2007 - $37,527; 2006 - $38,123)	974,738	1,023,006
Other Receivables	236,026	192,964
Inventories	117,066	120,802
Prepaid expenses and other current assets	79,965	100,991

Total current assets	1,584,626	1,532,019

Property, plant and equipment Cost	4,938,862	5,010,110
Less accumulated depreciation	(2,292,068)	(2,234,688)

Net property, plant and equipment	2,646,794	2,775,422

Intangible and other assets
Goodwill	10,013,234	10,060,440
Indefinite-lived and other amortized intangible assets, less accumulated amortization	823,374	836,568
Investments and other assets	1,073,890	1,019,355

Total intangible and other assets	11,910,498	11,916,363

Total assets	$16,141,918	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Jul. 1, 2007	Dec. 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film Contracts payable	$246,854	$292,644
Compensation, interest and other accruals	362,760	395,932
Dividends payable	72,897	72,984
Income taxes	188,488	190,430
Deferred income	195,681	164,958

Total current liabilities	1,066,680	1,116,948

Income taxes	187,229	—
Deferred income taxes	723,947	702,123
Long-term debt	4,557,564	5,210,021
Postretirement medical and life insurance Liabilities	225,200	229,930
Other long-term liabilities	545,458	558,208

Total liabilities	7,306,078	7,817,230

Minority interests in consolidated subsidiaries	21,919	24,311

Shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	713,511	685,900
Retained earnings	12,725,444	12,337,041
Accumulated other comprehensive income	406,108	306,298

	14,169,482	13,653,658

Less treasury stock, 90,168,679 shares and 89,674,730 shares, respectively, at cost	(5,355,561)	(5,271,395)

Total shareholders’ equity	8,813,921	8,382,263

Total liabilities and shareholders’ equity	$16,141,918	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc (Dec)
	July 1, 2007	June 25, 2006
Net Operating Revenues:
Newspaper advertising	$1,281,555	$1,353,150	(5.3)
Newspaper circulation	312,506	314,542	(0.6)
Broadcasting	204,666	205,420	(0.4)
Other	129,498	122,745	5.5

Total	1,928,225	1,995,857	(3.4)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,052,476	1,079,525	(2.5)
Selling, general and administrative expenses, exclusive of depreciation	320,636	320,768	—
Depreciation	63,012	59,708	5.5
Amortization of intangible assets	8,855	7,764	14.1

Total	1,444,979	1,467,765	(1.6)

Operating income	483,246	528,092	(8.5)

Non-operating income (expense):
Interest expense	(66,400)	(67,374)	(1.4)
Other	12,539	(3,112)	***

Total	(53,861)	(70,486)	(23.6)

Income before income taxes	429,385	457,606	(6.2)
Provision for income taxes	139,500	153,100	(8.9)

Income from continuing operations	289,885	304,506	(4.8)

Discontinued Operations
Income from the operation of discontinued operations, net of tax	1,963	5,991	(67.2)
Gain on disposal of newspaper businesses, net of tax	73,814	—	***

Net Income	$365,662	$310,497	17.8

Earnings from continuing operations per share - basic	$1.24	$1.28	(3.1)
Earnings from discontinued operations
Discontinued operations per share - basic	0.01	0.03	(66.7)
Gain on disposal of newspaper businesses per share - basic	0.32	—	***

Net Income per share - basic	$1.56	$1.31	19.1

Earnings from continuing operations per share - diluted	$1.24	$1.28	(3.1)
Earnings from discontinued operations
Discontinued operations per share - diluted	0.01	0.03	(66.7)
Gain on disposal of newspaper businesses per share - diluted	0.31	—	***

Net Income per share - diluted	$1.56	$1.31	19.1

Dividends per share	$0.31	$0.29	6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six Weeks Ended		% Inc (Dec)
	July 1, 2007	June 25, 2006
Net Operating Revenues:
Newspaper advertising	$2,503,182	$2,598,378	(3.7)
Newspaper circulation	630,041	631,934	(0.3)
Broadcasting	387,725	387,995	(0.1)
Other	249,271	230,171	8.3

Total	3,770,219	3,848,478	(2.0)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,110,412	2,137,532	(1.3)
Selling, general and administrative expenses, exclusive of depreciation	641,157	635,345	0.9
Depreciation	125,548	119,851	4.8
Amortization of intangible assets	17,710	15,528	14.1

Total	2,894,827	2,908,256	(0.5)

Operating income	875,392	940,222	(6.9)

Non-operating income (expense):
Interest expense	(139,345)	(132,095)	5.5
Other	592	(3,288)	***

Total	(138,753)	(135,383)	2.5

Income before income taxes	736,639	804,839	(8.5)
Provision for income taxes	240,400	269,400	(10.8)

Income from continuing operations	496,239	535,439	(7.3)

Discontinued Operations
Income from the operation of discontinued operations, net of tax	6,221	10,367	(40.0)
Gain on disposal of newspaper businesses, net of tax	73,814	—	***

Net Income	$576,274	$545,806	5.6

Earnings from continuing operations per share - basic	$2.12	$2.25	(5.8)
Earnings from discontinued operations
Discontinued operations per share - basic	0.03	0.04	(25.0)
Gain on disposal of newspaper businesses per share - basic	0.31	—	***

Net Income per share - basic	$2.46	$2.30	7.0

Earnings from continuing operations per share - diluted	$2.11	$2.25	(6.2)
Earnings from discontinued operations
Discontinued operations per share - diluted	0.03	0.04	(25.0)
Gain on disposal of newspaper businesses per share - diluted	0.31	—	***

Net Income per share - diluted	$2.45	$2.29	7.0

Dividends per share	$0.62	$0.58	6.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Twenty-six weeks ended
	July 1, 2007	June 25, 2006
Cash flows from operating activities:
Net Income	$576,274	$545,806
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	(73,814)	—
Depreciation	126,969	121,883
Amortization of intangibles	17,710	15,528
Minority interest	781	840
Stock-based compensation	20,521	24,076
Pension expense, net of pension contributions	30,037	51,585
Change in other assets and liabilities, net	(49,595)	(79,643)

Net cash flow from operating activities	648,883	680,075

Cash flows from investing activities:
Purchase of property, plant and equipment	(59,974)	(90,807)
Payments for acquisitions, net of cash acquired	(20,972)	(57,086)
Payments for investments	(67,144)	(19,783)
Proceeds from investments	20,266	20,147
Proceeds from sale of assets	438,869	21,301
(Increase) decrease in marketable securities	(58,508)	93,803

Net cash from (used for) investing activities	252,537	(32,425)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance fees	1,000,000	—
Payments of unsecured promissory notes and other indebtedness	(953,663)	(391,709)
Payments of unsecured global notes	(700,000)	—
Dividends paid	(145,598)	(138,081)
Cost of common shares repurchased	(90,354)	(64,168)
Proceeds from issuance of common stock	12,065	9,227
Distributions to minority interest in consolidated partnerships	(1,487)	(1,351)

Net cash used for financing activities	(879,037)	(586,082)

Effect of currency rate change	1,684	3,198

Net increase in cash and cash equivalents	24,067	64,766
Balance of cash and cash equivalents at beginning of period	94,256	68,803

Balance of cash and cash equivalents at end of period	$118,323	$133,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2007

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period and year-to-date ended July 1, 2007, and the comparable periods of 2006, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the May 2007 sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At July 1, 2007, there were no net assets related to these discontinued operations in the Condensed Consolidated Balance Sheets. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and twenty-six week periods ended July 1, 2007 and June 25, 2006, are as follows:

(in millions of dollars)	Thirteen Weeks ended July 1, 2007	Thirteen Weeks ended June 25, 2006
Revenues	$11.8	$32.1
Pretax income	$3.3	$9.8
Net income	$2.0	$6.0
Gain (after tax)	$73.8	—

(in millions of dollars)	Twenty-six Weeks ended July 1, 2007	Twenty-six Weeks ended June 25, 2006
Revenues	$41.0	$62.0
Pretax income	$10.3	$17.0
Net income	$6.2	$10.4
Gain (after tax)	$73.8	—

NOTE 2 – Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the company’s first quarter of 2008. Management is in the process of studying the impact of this standard on the company’s financial accounting and reporting.

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

NOTE 3 – Equity based awards

Stock-based compensation

For the quarter ended July 1, 2007 and June 25, 2006, options were granted for 32,625 and 92,832 shares, respectively. The following assumptions were used to estimate the fair value of those options.

	Year-to-date
	2007	2006
Average expected term	4.5	6.0
Expected volatility	17.80%	11.46% - 22.00%
Risk-free interest rates	4.52%	4.32% - 4.84%
Expected dividend yield	2.07%	1.30% - 1.40%

For the second quarter 2007, the company recorded stock-based compensation expense of $6.9 million, consisting of $4.0 million for nonqualified stock options and $2.9 million for restricted shares (including shares issuable under the company’s long-term incentive program). For the year-to-date 2007, the company recorded stock-based compensation expense of $20.5 million, consisting of $13.9 million for nonqualified stock options and $6.6 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation was $2.6 million for the second quarter and $7.8 million for the year-to-date period. On an after tax basis, total stock compensation expense was $4.3 million or $0.02 per share for the second quarter and $12.7 million or $0.05 per share year-to-date.

For the second quarter of 2006, the company recorded stock-based compensation expense of $12.4 million, consisting of $10.3 million for nonqualified stock options and $2.1 million for restricted shares (including shares issuable under the long-term incentive program). For the year-to-date 2006, the company recorded stock based compensation expense of $24.1 million, consisting of $20.6 million for nonqualified stock options and $3.5 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation expense was $4.7 million for the second quarter and $9.1 million for the year-to-date period. On an after tax basis, total stock compensation expense was $7.7 million or $0.03 per share for the second quarter and $14.9 million or $0.06 per share year-to-date.

During the quarter and year-to-date ended July 1, 2007, options for 91,538 and 216,864 shares, respectively, of common stock were exercised. The company received $5.1 million and $12.1 million of cash, respectively, from the exercise of these options. The intrinsic value of the options exercised was approximately $0.3 million for the quarter and $1.1 million for the year-to-date. The actual tax benefit realized from the tax deductions from the option exercises was $0.1 million for the quarter and $0.4 million for the year-to-date.

During the quarter and year-to-date ended June 25, 2006, options for 160,583 and 210,398 shares, respectively, of common stock were exercised. The company received $6.6 million and $9.2 million of cash, respectively, from the exercise of these options. The intrinsic value of the options exercised was approximately $2.5 million for the second quarter and $3.0 million for year-to-date. The actual tax benefit realized from the tax deductions from the options exercised was $1.0 million for the second quarter and $1.1 million for the year-to-date.

Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the status of the company’s stock option awards as of July 1, 2007 and changes thereto during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,920,680	$71.68
Granted	807,376	$61.08
Exercised	(216,864)	$55.58
Canceled	(778,755)	$73.64

Outstanding at quarter end	28,732,437	$71.45	5.2	$874,000

Options exercisable at quarter end	23,779,061	$73.59	4.8	$843,000

Restricted Stock

In addition to stock options, the company issues stock-based compensation in the form of restricted stock. Restricted stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. These awards entitle an employee to receive shares of common stock at the end of a four-year incentive period conditioned on continued employment. Compensation expense for restricted stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant and is generally recognized on a straight-line basis over the four-year incentive period.

The company has also issued restricted stock to its Board of Directors. Upon each annual meeting of shareholders, each director receives a long-term award of 1,250 shares of restricted stock or options to purchase 5,000 shares of stock. The restricted stock awards generally vest over three years and expense is recognized on a straight-line basis over the vesting period based on the fair value of the restricted stock on the date of grant. The options generally vest at 25% per quarter after the grant date and expense is recognized over that period.

Additionally, Directors may elect to receive their annual fees in restricted stock or options in lieu of cash. These shares or options generally vest at 25% per quarter after the grant date. Expense is recognized on a straight-line basis over the twelve- month board year for which the fees are paid based on the fair value of the stock award on the date of grant.

Directors may also elect to receive their meeting fees in restricted stock in lieu of cash. Restricted stock issued as compensation for meeting fees is issued at the end of the board year during which the fees were earned and fully vests on the date of grant. Expense is recognized on a straight-line basis over the course of the board year.

All shares of restricted stock in which the Directors vest are held by the company for the benefit of the Directors until their retirement, at which time vested shares are delivered to the Directors.

For the second quarter and year-to-date 2007, the company recorded compensation expense for restricted stock of $2.0 million and $4.8 million, respectively (excluding shares issuable under the company’s long-term incentive program - see “Long-term incentive program” below). The related tax benefit for the quarter and year-do-date was $0.8 million and $1.8 million, respectively. For the second quarter and year-to-date 2006, the company recorded compensation expense for restricted stock of $1.2 million and $2.3 million, respectively (excluding shares issuable under the company’s long-term incentive program). The related tax benefit for the quarter and year-to-date was $0.4 million and $0.9 million respectively.

A summary of the status of the restricted stock awards as of July 1, 2007 and changes during the year is presented below:

	Shares	Weighted Average Fair Value
Restricted stock outstanding and unvested at beginning of year	586,900	$60.49
Granted	16,783	$58.41
Vested and issued	(1,650)	$60.01
Canceled	(28,434)	$60.44

Restricted stock outstanding and unvested at quarter end	573,599	$60.44

Long-term incentive program

In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Approximately 23 senior executives have been designated to participate in the LTIP. The company recorded expense of $0.9 million for equity awards and $0.9 million cash compensation in the second quarters of 2007 and 2006 based upon its expectations of program target achievement. The company recorded expense of $1.8 million and $1.2 million year-to-date 2007 and 2006, respectively, for equity awards and equal amounts for cash compensation based upon its expectations of program target achievement.

NOTE 4 – Acquisitions, investments and dispositions

In February 2007, the company completed the acquisition of Central Florida Future, the independent student newspaper of the University of Central Florida. This acquisition was not material to operations or financial position.

In June 2007, the company acquired the Central Ohio Advertiser Network, a network of eight weekly shoppers with the Advertiser brand and a commercial print operation in Ohio. This acquisition was not material to operations or financial position.

On May 8, 2007 the company’s percentage equity stake in CareerBuilder was lowered slightly, as were the equity interests of Tribune Company and The McClatchy Company, upon the sale by CareerBuilder of a minority interest to Microsoft Corp.

In April 2007, the company disposed of a parcel of real estate located adjacent to its corporate headquarters. In accordance with the installment method of accounting under SFAS No. 66, Accounting for Sales of Real Estate, a portion of the gain was recognized in other non-operating income during the second quarter. The remaining gain has been deferred pending completion of the transaction, which is expected to occur within one year.

The financial statements reflect an allocation of purchase price that is preliminary for acquisitions subsequent to June 25, 2006. See Note 1 for additional discussion on acquisitions, investments and dispositions.

NOTE 5 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at July 1, 2007 and December 31, 2006. Indefinite-lived intangible assets include mastheads, television station FCC licenses and trade names. Amortized intangible assets primarily include customer relationships, and real estate access rights and patents.

	July 1, 2007		December 31, 2006
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$10,013,234	—	$10,060,440	—
Indefinite-lived intangibles	533,582	—	594,551	—
Amortized intangible assets:
Customer relationships	304,681	95,073	303,827	80,174
Other	90,415	10,231	25,784	7,420

Goodwill decreased primarily due to the disposition of five newspapers (see Note 1 for additional discussion). This decrease was partially offset by the impact of an increase in the foreign exchange rate at July 1, 2007 as compared to December 31, 2006.

Amortization expense was $8.9 million in the quarter ended July 1, 2007 and $17.7 million year-to-date. For the second quarter and year-to-date of 2006, amortization expense was $7.8 million $15.5 million respectively. The increase in amortization expense is primarily related to the acquisition of broadcast stations in the second quarter of 2006 and the finalization of purchase accounting for prior acquisitions. Customer relationships, which include subscriber and advertiser relationships, are amortized on a straight-line basis over three to twenty-five years. Other intangibles, which are amortized on a straight-line basis over three to twenty years, include advertiser archives, continuing education training modules, real estate access rights and patents, and commercial printing relationships.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 31, 2006	$8,437,051	$1,623,389	$10,060,440
Acquisitions and adjustments	14,217	(646)	13,571
Dispositions	(138,345)	—	(138,345)
Foreign currency exchange rate changes	77,290	278	77,568

Balance at July 1, 2007	$8,390,213	$1,623,021	$10,013,234

NOTE 6 – Long-term debt

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes due 2037 in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. At issuance, the conversion rate of these notes was 10.853 shares of Gannett common stock per $1,000 principal amount of the convertible notes, resulting in an initial conversion price per share of $92.14. The holder can convert these notes into cash and shares of the company’s common stock, if any, prior to maturity, subject to the company’s option to deliver cash in lieu of shares. The company may redeem all or some of the convertible notes for cash at any time on or after July 15, 2008 at 100% of their principal amount plus any accrued and unpaid interest. On July 15, 2008, 2009, 2012, 2017, 2022, 2027 and 2032, or upon the occurrence of a change in control, the holders of the convertible notes may require the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus any accrued and unpaid interest.

On April 2, 2007, the first day of the second quarter, the company paid $700 million aggregate principal amount of 5.50% notes and accrued interest that were due. This payment was funded by borrowings at the end of the first quarter in the commercial paper market and from investment proceeds of $525 million in marketable securities.

In February 2007, the company amended its existing three multi-year credit agreements. The amended facilities mature in March 2012 and total $3.934 billion. These revolving credit agreements provide back-up for commercial paper and for general corporate purposes. As a result, commercial paper is carried on the balance sheet as long-term debt.

Approximate annual maturities of long-term debt, assuming that the company used the $3.9 billion credit available under the revolving credit agreements to refinance, on a long-term basis, existing unsecured promissory notes, unsecured global notes, the loan notes issued in the UK to the former shareholders of Newsquest, the unsecured senior convertible notes and two industrial revenue bonds, and assuming the company’s other indebtedness was paid on its scheduled pay dates, are as follows:

(in thousands)	July 1, 2007
2008	—
2009	—
2010	—
2011	497,516
2012	4,060,048
Later years	—

Total	$4,557,564

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.56 billion at July 1, 2007.

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

The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the second quarter and first six months of 2007 and 2006, are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Service cost-benefits earned during the period	$24,571	$26,450	$51,167	$52,950
Interest cost on benefit obligation	49,650	45,700	98,850	91,400
Expected return on plan assets	(68,149)	(61,125)	(135,938)	(122,225)
Amortization of prior service credit	(5,497)	(5,125)	(10,269)	(10,250)
Amortization of actuarial loss	11,325	16,450	22,190	32,900

Pension expense for company-sponsored retirement plans	11,900	22,350	26,000	44,775
Union and other pension cost	2,018	3,405	4,037	6,810

Pension cost	$13,918	$25,755	$30,037	$51,585

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the second quarter and first six months of 2007 and 2006 are presented in the following table:

	Second Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Service cost-benefits earned during the period	$518	$750	$1,043	$1,500
Interest cost on benefit obligation	3,349	3,525	6,750	7,050
Amortization of prior service credit	(1,760)	(3,225)	(5,650)	(6,450)
Amortization of actuarial loss	75	1,200	1,400	2,400

Net periodic postretirement cost	$2,182	$2,250	$3,543	$4,500

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

The total amount of unrecognized tax benefits and the amount that, if recognized, would impact the effective tax rate was approximately $162 million as of January 1, 2007 and $155 million as of the end of the second quarter. This amount includes the federal tax benefit of state tax deductions. Excluding the federal tax benefit, the total amount of unrecognized tax benefits at January 1, 2007 was $239 million and at July 1, 2007 was $228 million. The $11 million decrease reflects a reduction for prior year tax positions of $22 million, settlements of $3 million, and additions in the current year of $14 million.

The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The amount of accrued interest and penalties related to uncertain tax benefits as of the date of adoption was approximately $46 million and as of July 1, 2007, was $38 million.

The company files income tax returns in the U.S. and various state and foreign jurisdictions. Examination of the company’s U.S. income tax returns by the Internal Revenue Service (IRS) for 1995 through 2003 is expected to be completed and settled in the coming year. As of July 1, 2007, the company has recorded aggregate refunds of tax and interest of approximately $171 million in connection with this settlement. The IRS commenced an examination of the company’s U.S. income tax return for 2004 in the first quarter of 2006 which is also expected to be completed and settled in the coming year. This examination is not expected to result in any material change to the financial position of the company.

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

The table below presents the components of comprehensive income for the second quarter and year-to-date of 2007 and 2006.

	Second Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Net income	$365,662	$310,497	$576,274	$545,806
Other comprehensive (loss) income	78,484	139,915	99,810	150,326

Comprehensive income	$444,146	$450,412	$676,084	$696,132

Other comprehensive income consists primarily of foreign currency translation adjustments.

NOTE 11 – Outstanding shares

The weighted average number of common shares outstanding (basic) for the second quarter of 2007 totaled 234,196,000 compared to 237,407,000 for the second quarter of 2006. The weighted average number of diluted shares outstanding for the second quarter of 2007 totaled 234,605,000 compared to 237,767,000 for the second quarter of 2006.

The weighted average number of common shares outstanding (basic) for the first six months of 2007 totaled 234,391,000 compared to 237,595,000 for the first six months of 2006. The weighted average number of diluted shares outstanding for the first six months of 2007 totaled 234,814,000 compared to 238,084,000 for the first six months of 2006.

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

	Thirteen weeks ended		% Inc (Dec)
Excluding discontinued operations (unaudited, in thousands of dollars)	July 1, 2007	June 25, 2006
Net Operating Revenues:
Newspaper publishing	$1,723,559	$1,790,437	(3.7)
Broadcasting	204,666	205,420	(0.4)

Total	$1,928,225	$1,995,857	(3.4)

Operating Income (net of depreciation and amortization):
Newspaper publishing	$414,534	$455,144	(8.9)
Broadcasting	87,412	93,288	(6.3)
Corporate	(18,700)	(20,340)	8.1

Total	$483,246	$528,092	(8.5)

Depreciation and Amortization:
Newspaper publishing	$59,498	$55,197	7.8
Broadcasting	8,459	8,088	4.6
Corporate	3,910	4,187	(6.6)

Total	$71,867	$67,472	6.5

	Twenty-six weeks ended		% Inc (Dec)
Excluding discontinued operations (unaudited, in thousands of dollars)	July 1, 2007	June 25, 2006
Net Operating Revenues:
Newspaper publishing	$3,382,494	$3,460,483	(2.3)
Broadcasting	387,725	387,995	(0.1)

Total	$3,770,219	$3,848,478	(2.0)

Operating Income (net of depreciation and amortization):
Newspaper publishing	$765,571	$815,937	(6.2)
Broadcasting	151,574	165,093	(8.2)
Corporate	(41,753)	(40,808)	(2.3)

Total	$875,392	$940,222	(6.9)

Depreciation and Amortization:
Newspaper publishing	$118,160	$110,898	6.5
Broadcasting	17,182	16,114	6.6
Corporate	7,916	8,367	(5.4)

Total	$143,258	$135,379	5.8

NOTE 13 – Earnings per share

The company’s earnings per share (basic and diluted) for the quarter and six months ended July 1, 2007 and June 25, 2006 are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Twenty-six weeks ended
	Jul. 1, 2007	Jun. 25, 2006	Jul. 1, 2007	Jun. 25, 2006
Income from continuing operations	$289,885	$304,506	$496,239	$535,439
Income from the operation of discontinued operations, net of tax	1,963	5,991	6,221	10,367
Gain on disposal of newspaper businesses, net of tax	73,814	—	73,814	—

Net income	$365,662	$310,497	$576,274	$545,806

Earnings from continuing operations per share - basic	$1.24	$1.28	$2.12	$2.25
Earnings from discontinued operations
Discontinued operations per share - basic	0.01	0.03	0.03	0.04
Gain on disposal of newspaper businesses per share - basic	0.32	—	0.31	—

Net income per share - basic	$1.56	$1.31	$2.46	$2.30

Earnings from continuing operations per share - diluted	$1.24	$1.28	$2.11	$2.25
Earnings from discontinued operations
Discontinued operations per share - diluted	0.01	0.03	0.03	0.04
Gain on disposal of newspaper businesses per share - diluted	0.31	—	0.31	—

Net income per share - diluted	$1.56	$1.31	$2.45	$2.29

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

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 4% for the second quarter and 2% for the first six months of 2007. Because the company has $1.25 billion in commercial paper obligations that have relatively short-term maturity dates, $750 million in floating-rate term debt and $1.00 billion of floating rate convertible notes outstanding at July 1, 2007, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $1.25 billion and $1.75 billion of floating rate notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $15.0 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.56 billion at July 1, 2007.

Item 4.	Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of July 1, 2007, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/02/07 - 05/06/07	307,000	$56.73	307,000	$1,072,268,221
05/07/07 - 06/03/07	—	—	—	$1,072,268,221
06/04/07 - 07/01/07	1,186,500	$55.38	1,186,500	$1,006,555,725
Total Second Quarter 2007	1,493,500	$55.66	1,493,500	$1,006,555,725

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

*	In addition to the above, as of July 1, 2007, 100,300 shares were repurchased as part of the publicly announced repurchase program at an average price of $54.93, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $1,001,046,489.

Item 4.	Submission of Matters to a Vote of Securityholders

The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 24, 2007. The following describes the actions taken at the Annual Meeting.

Three nominees were re-elected to the Board of Directors. Tabulation of votes for each of the nominees was as follows:

	For	Withhold Authority
Charles B. Fruit	204,870,245	4,059,512
Arthur H. Harper	205,176,990	3,752,767
John Jeffry Louis	205,209,066	3,720,690

The proposal to ratify Ernst & Young LLP as the company’s independent registered public accounting firm was approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-Vote
Ratification of independent auditors	207,352,255	280,819	1,296,713	- 0 -

The proposal to amend the Certificate of Incorporation and By-laws to declassify the Company’s board of directors was approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-Vote
Proposal to amend	205,265,588	2,099,176	1,564,992	- 0 -

The shareholder proposal concerning independent board chairman was not approved. Tabulation of the votes for the proposal was as follows:

	For	Against	Abstain	Broker Non-Vote
Shareholder proposal	54,060,214	135,204,323	1,733,670	17,931,550

Item 5.	Other Information

Director Retirement

On August 6, 2007, director Louis D. Boccardi informed the company that he will retire from the Board of Directors following his 70th birthday, effective August 27, 2007. Management is grateful to Mr. Boccardi for his dedicated service to the company and its shareholders.

Bylaw Amendments

On August 7, 2007, the company’s Board of Directors amended Article II, Sections 3, 4 and 5, and Article IV, Sections 1 and 2 of the company’s bylaws. Amended Article II, Section 3 eliminates language relating to the phase-in of directors’ stock ownership requirements that took place between 2003 and 2005. Amended Article II, Sections 4 and 5 change the advance notice for stockholder business and director nominations. Previously, the applicable provisions provided that notice of stockholder business and director nominations had to be given to the company’s Secretary not later than 90 days in advance of the annual meeting of stockholders or, in the case of a special meeting of stockholders, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. The new provisions provide that notice of stockholder business and director nominations must be delivered to the company’s Secretary not earlier than the close of business on the 120th day and not later than the close of business on the 100th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 100th day prior to such annual meeting and the 10th day following the day on which public announcement of the date of such meeting is first made by the company. Director nominations may be made at a special meeting of stockholders at which directors are to be elected if notice of such nomination is delivered to the Secretary of the company not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of the 100th day prior to such special meeting and the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. Under the new provisions, if the notice relates to a director nomination, then the notice must set forth, in addition to the information that was previously required by the bylaws, a description of all direct and indirect compensation and other material agreements and relationships that would be required to be disclosed pursuant to Item 404 of Regulation S-K, and be accompanied by (i) a completed and signed questionnaire, with respect to the background, qualification and experience of such nominee and the background of any other person or entity on whose behalf the nomination is being made, and (ii) a written representation and agreement, each in the form provided by the Secretary of the company upon request. Amended Article IV, Sections 1 and 2 allow for uncertificated shares of the company’s stock. The amended bylaws are attached as Exhibit 3-2 to this Form 10-Q.

Benefit Plan and Employment Agreement Amendments

On August 7, 2007, the company’s Board of Directors authorized and approved amendments to each of (i) the Gannett Co., Inc. Transitional Compensation Plan, (ii) the Gannett Supplemental Retirement Plan Restatement (“SERP”), (iii) the Gannett Co., Inc. Deferred Compensation Plan Restatement (“DCP”), (iv) the Omnibus Incentive Compensation Plan, as amended, (v) the Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow and (vi) the Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore. The plans and agreements were amended to comply with the requirements of Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. The plans and agreements were also amended, among other things, to clarify the definition of change in control by specifying the ownership level at which employees would not be deemed to be participating in a management buyout; provide for the payment of accrued amounts to participants in the SERP and DCP (for post-2004 deferrals) in a lump sum following a change in control; provide for accelerated vesting of benefits for active participants in the SERP upon a change in control; and prohibit a termination of the SERP and amendments to the SERP that would reduce benefits to participants, if adopted in anticipation of a change in control or within 24 months thereafter. Copies of the amended plans and the amended employment agreements are filed as Exhibits 10-1, 10-2, 10-3, 10-4, 10-5 and 10-6 to this Form 10-Q. An updated description of compensation provided to non-employee directors is filed as Exhibit 10.7 hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	GANNETT CO., INC.

/s/ George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q filed on May 11, 2007.

3-2	By-laws of Gannett Co., Inc.	Attached.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

4-5	Sixth Supplemental Indenture, dated as of June 29, 2007, between the Company and Wells Fargo Bank, National Association, as Successor Trustee.	Attached.

10-1	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Attached.

10-2	Gannett Supplemental Retirement Plan Restatement.*	Attached.

10-3	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Attached.

10-4	Amendment to Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Attached.

10-5	Amendment to Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Attached.

10-6	Amendment to Omnibus Incentive Compensation Plan, as amended.*	Attached.

10-7	Summary of Non-Employee Director Compensation.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.