Form 10-Q
period 2007-09-30
GANNETT CO INC /DE/
filed 2007-11-08
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 19, 2007, was 232,142,110.

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

Subsequent to quarter end, in October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates the popular HighSchoolSports.net and the Schedule Star solution for local athletic directors. HighSchoolSports.net is the leader in the increasingly competitive world of online high school sports, with more unique visitors than any other site in this market, according to Nielsen//NetRatings’ NetView.

Earnings from continuing operations per diluted share for the third quarter were $1.01 as compared to $1.08 last year and year-to-date were $3.12 as compared to $3.33 last year. Operating revenues decreased 3.8% to $1.8 billion in the third quarter and 2.6% to $5.6 billion in the first nine months, reflecting softer advertising demand at domestic newspaper properties, as well as the absence of politically related advertising demand that benefited broadcast results in the third quarter 2006.

Operating income for the third quarter was $402.8 million compared to $446.4 million last year and year-to-date was $1.3 billion as compared to $1.4 billion last year. Income from continuing operations for the third quarter was $234.0 million compared to $256.2 million last year and year-to-date was $730.3 million as compared to $791.6 million last year. Results were positively impacted by our Newsquest newspaper operations in the UK, helped by a stronger UK pound, along with solid on-line revenue gains across the company. Our domestic community newspapers, however, faced softening ad demand, particularly in key classified categories and were adversely affected by approximately $14.5 million in severance and other business consolidation costs. For broadcasting, the acquisition of the additional television stations in Denver and Atlanta, strong results for Captivate Network, Inc. and online revenue gains partially offset the absence of approximately $17 million of politically related advertising in the third quarter.

Net income decreased 10.5% to $234.0 million for the third quarter reflecting softer ad revenue partially offset by tight cost controls. Net income increased 0.4% to $810.3 million for the year-to-date as compared to the same periods in 2006 as the decrease in net income from continuing operations was more than offset by the previously reported $73.8 million gain on the sale of properties to GateHouse Media, Inc.

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

Reported newspaper publishing revenues decreased 4% to $1.6 billion from $1.7 billion in the third quarter and decreased 3% to $5.0 billion from $5.1 billion year-to-date. Domestic advertising revenues decreased 8% for the third quarter and 7% for the first nine months as compared to the same periods in 2006. In British pounds, advertising revenues in the UK decreased slightly less than 1% for the third quarter and the first nine months. On a constant currency basis total newspaper advertising revenue would have decreased 7% for the third quarter and 6% year-to-date. The average exchange rate used to translate UK newspaper results from Sterling to U.S. dollars increased 8% to 2.02 from 1.87 for the third quarter and increased 9% to 1.99 from 1.81 for the year-to-date.

Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 19%, respectively, of total newspaper revenues for the third quarter and 74% and 19% year-to-date 2007. Advertising revenues include amounts derived from advertising placed with newspaper internet web sites as well as print products. Other publishing revenues are mainly from commercial printing operations, PointRoll Inc., and earnings from the company’s 50% owned joint operating agency in Tucson, its 19.49% equity interest in the California Newspapers Partnership, and its 40.6% equity interest in the Texas-New Mexico Newspapers Partnership. The table below presents these components of reported revenues for the third quarter and first nine months of 2007 and 2006.

Newspaper publishing revenues, in thousands of dollars

Third Quarter	2007	2006	% Change
Newspaper advertising	$1,187,744	$1,257,753	(6)
Newspaper circulation	309,143	310,153	—
Commercial printing and other	126,329	119,960	5

Total	$1,623,216	$1,687,866	(4)

Year-to-date	2007	2006	% Change
Newspaper advertising	$3,690,926	$3,856,131	(4)
Newspaper circulation	939,184	942,087	—
Commercial printing and other	375,600	350,131	7

Total	$5,005,710	$5,148,349	(3)

The tables below present the principal categories of reported newspaper advertising.

Advertising revenues, in thousands of dollars

Third Quarter	2007	2006	% Change
Local	$509,111	$529,562	(4)
National	172,145	179,456	(4)
Classified	506,488	548,735	(8)

Total advertising revenue	$1,187,744	$1,257,753	(6)

Year-to-date	2007	2006	% Change
Local	$1,580,533	$1,620,495	(2)
National	549,977	572,303	(4)
Classified	1,560,416	1,663,333	(6)

Total advertising revenue	$3,690,926	$3,856,131	(4)

The company’s growth over the years has been partly through the acquisition of new businesses and strategic partnership investments. To facilitate an analysis of operating results, certain information discussed below is on a pro forma basis, which means that results are presented as if all properties owned at the end of the third quarter of 2007 were owned on the same basis throughout the periods discussed. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparable comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

In the tables that follow, newspaper advertising linage and related revenues are presented on a pro forma basis. Advertising revenues for Newsquest and all non-daily publications are reflected in the amounts below, however, advertising linage and preprint distribution statistics for these businesses are not included.

The tables below present the components of pro forma newspaper advertising revenues for the third quarter and first nine months of 2007 and 2006.

Advertising revenues, in thousands of dollars (pro forma)

Third Quarter	2007	2006	% Change
Local	$509,111	$529,720	(4)
National	172,145	179,509	(4)
Classified	506,488	548,899	(8)

Total advertising revenue	$1,187,744	$1,258,128	(6)

Year-to-date	2007	2006	% Change
Local	$1,580,533	$1,620,255	(2)
National	549,977	572,217	(4)
Classified	1,560,416	1,663,087	(6)

Total advertising revenue	$3,690,926	$3,855,559	(4)

Advertising linage, in thousands of inches, and preprint distribution, in millions (pro forma)

Third Quarter	2007	2006	% Change
Local	7,389	7,820	(6)
National	625	658	(5)
Classified	12,378	13,692	(10)

Total Run-of-Press linage	20,392	22,170	(8)

Preprint distribution	2,670	2,740	(3)

Year-to-date	2007	2006	% Change
Local	22,813	23,998	(5)
National	2,162	2,384	(9)
Classified	37,340	40,770	(8)

Total Run-of-Press linage	62,315	67,152	(7)

Preprint distribution	8,227	8,471	(3)

The tables below reconcile advertising revenues on a pro forma basis to advertising revenues on a GAAP basis, in thousands of dollars.

Third Quarter	2007	2006
Pro forma advertising revenues	$1,187,744	$1,258,128
Net effect of transactions	—	(375)

As reported advertising revenues	$1,187,744	$1,257,753

Year-to-date	2007	2006
Pro forma advertising revenues	$3,690,926	$3,855,559
Net effect of transactions	—	572

As reported advertising revenues	$3,690,926	$3,856,131

The revenue trends discussed below for the newspaper segment are for both reported and pro forma results.

Newspaper advertising revenues decreased 6% from $1.3 billion to $1.2 billion for the third quarter. UK newspaper advertising increased 7% reflecting a stronger currency exchange rate, while US domestic newspaper advertising decreased 8%. For the year-to-date period, newspaper advertising revenues declined 4%. On a constant currency basis newspaper ad revenues decreased 7% for the quarter and 6% year-to-date.

For the third quarter local advertising revenues were 4% lower and year-to-date declined 2%. On a constant currency basis, local advertising decreased 5% for the quarter and 3% year-to-date. Local advertising in the U.S. was down 5% for the quarter and 4% year-to-date. These results reflect lower advertising in most local categories with the sharpest decline in the department store and furniture categories. The department store category was impacted from lower store brand advertising while the cyclical slowdown in real estate and housing impacted the furniture category.

National advertising revenues for the third quarter were down 4% due primarily to softness in technology, telecommunications and automotive categories. USA TODAY advertising revenues decreased 7% for the quarter. Year-to-date national advertising revenues were down 4% including a 5% decline at USA TODAY. Paid advertising pages at USA TODAY were 803 for the third quarter compared to 929 for the same period last year and 2,741 year-to-date compared to 3,039 last year.

Classified advertising revenues decreased 8% for the quarter and 6% year-to-date due primarily to lower ad demand as a result of the softening domestic real estate market in the west and southeast, specifically Florida, Arizona, California and Nevada; Nevada, California and Florida were ranked as the three states with the highest foreclosure rates in the country in August 2007. Classified real estate revenues were down 11% for the quarter and 8% year-to-date, employment revenues were down 8% for the quarter and 6% year-to-date, and auto revenues decreased 12% for the quarter and 13% year-to-date. On a constant currency basis, classified advertising revenues were down 10% for the quarter and 9% year-to-date. Classified results in our UK newspapers, which were stronger than in the U.S., decreased 1% for the quarter and increased less than 1% year-to-date on a constant currency basis. While the real estate category was the weakest domestically, on a constant currency basis this category increased 5% for the quarter and 6% year-to-date in the UK.

Total domestic newspaper online revenues were strong during the third quarter and year-to-date 2007, increasing 11% for both periods. UK online revenues increased 46% and 50% on a constant currency basis for the quarter and year-to-date, respectively.

Circulation revenues remained unchanged for the third quarter and for the first nine months of 2007. Net paid daily circulation for the company’s newspapers, excluding USA TODAY, declined 4% in the third quarter and 3% for the first nine months of 2007. Sunday net paid circulation was down 4% from the comparable quarter and year-to-date periods of last year. In the September Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased 1% from 2,269,509 in 2006 to 2,293,137 in 2007.

Commercial printing and other revenue increased 5% for the third quarter, primarily due to revenues associated with PointRoll, and 7% year-to-date, primarily due to an increase in commercial printing business and revenues associated with PointRoll.

Reported newspaper operating expenses were down 2% for the third quarter and 1% year-to-date. For the quarter, newspaper segment expenses were adversely affected by the impact of the higher exchange rate on Newsquest costs and by approximately $12.5 million in severance and $2.0 million in incremental depreciation costs for facilities consolidation. However, these factors were more than offset by strong operating cost controls including a decline in newsprint expense. Newsprint expense decreased 13% for the quarter with a 10% decline in usage and a 4% decrease in price. Year-to-date, newsprint expense declined 7% on a 9% decline in usage offset by a 2% increase in price. On a pro forma constant currency basis, excluding depreciation and amortization, operating expenses decreased 4% for the quarter and 3% year-to-date 2007. For the remainder of 2007, newsprint prices are expected to be below prior year levels and consumption is also expected to be lower.

Newspaper operating income decreased $36.9 million or 10% for the quarter and $87.3 million or 7% for the year-to-date, reflecting the challenging print advertising environment discussed above.

Broadcasting Results

The company completed the acquisitions of KTVD-TV in Denver in late June 2006 and WATL-TV in Atlanta in early August 2006, which created the company’s second and third duopolies.

Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Reported broadcasting revenues were $189.5 million in the third quarter compared to $196.2 million in 2006. Year-to-date revenues declined 1% to $577.3 million. On a pro forma basis, broadcasting revenues would have decreased 5% from $199.6 million to $189.5 million for the third quarter. The year-to-date pro forma decline in revenues was 6% from $613.9 million to $577.3 million. The third quarter results reflect a decrease of approximately $17 million in political advertising revenue, partially offset by improvement in several other key ad categories, an increase in online revenues and strong revenue growth at Captivate.

Reported television revenues, excluding Captivate, were down 4% in the third quarter, with local revenues down 1% and national revenues down 12%. Excluding the impact of political advertising, net time sales increased over 2% in the third quarter as compared to the same period last year. On a pro forma basis, television revenues decreased 6% for the quarter with local revenues down 3% and national revenues down 13%. For the first nine months of 2007, reported television revenues decreased 2% with local revenues up 1% and national revenues down 10%. For the first nine months of 2007, on a pro forma basis, television revenues decreased 7% with local revenues down 5% and national revenues down 13%.

Reported broadcasting operating expenses increased 1% for the third quarter and 4% for the first nine months of 2007, to $118.1 million and $354.2 million, respectively, primarily due to the acquisition of the two broadcast stations. Assuming the company had owned the same properties as of September, 2007 for all periods presented, broadcasting operating expenses would have decreased 1% for both the third quarter and first nine months of 2007.

Reported operating income from broadcasting was down $8.2 million or 10% in the third quarter and $21.7 million or 9% year-to-date.

Corporate Expense

Corporate expenses in the third quarter were $17.8 million as compared to $19.4 million a year ago due to lower stock compensation expense, reflecting fewer options granted at a lower fair value. Year-to-date corporate expenses were $59.5 million as compared to $60.2 million due to the timing of certain stock based compensation awards in the first quarter. The company anticipates total stock based compensation expense for the full year will be below the annual 2006 amount.

Non-Operating Income and Expense

The company’s interest expense decreased $12.0 million or 16.0% for the quarter and decreased $4.8 million or 2.3% year-to-date primarily due to lower average outstanding debt levels. The daily average outstanding balance of commercial paper was $1.14 billion during the third quarter of 2007 and $2.36 billion during the third quarter of 2006. The daily average outstanding balance of commercial paper was $1.87 billion during the first nine months of 2007 and $2.95 billion during the first nine months of 2006. The weighted average interest rate on commercial paper was 5.7% and 5.3% for the third quarter of 2007 and 2006, respectively. For the year-to-date periods of 2007 and 2006, the weighted average interest rate on commercial paper was 5.4% and 4.8%, respectively. For average outstanding total debt, the weighted average interest rate was 5.5% for the quarter as compared to 5.4% last year and 5.4% year-to-date as compared to 5.1% last year.

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million. This arrangement effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%

Because the company has $1.1 billion in commercial paper obligations that have relatively short-term maturity dates, and $1.0 billion of floating rate convertible notes at September 30, 2007, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $1.1 billion and $1.0 billion of floating rate convertible notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $10.5 million.

Non-operating income and expense for the year-to-date 2007 includes a second quarter gain from the sale of real estate, investment income and gains, and equity income or losses associated with certain minority interest investments in online/new technology businesses. Higher net non-operating income in the third quarter of 2007 is due primarily to improved performance from our internet investments and an increase in investment income. The year-to-date increase in net non-operating income results from the gain on the sale of land in the second quarter, as well as improved performance from our internet investments and higher investment income.

Provision for Income Taxes

The company’s effective income tax rate for continuing operations was 32.3% for the third quarter and 32.5% for the first nine months of 2007 compared to 31.3% and 32.8% for the same periods last year. The lower tax rate for year-to-date 2007 is primarily due to the settlement of certain state tax issues and additional benefit from the American Jobs Creation Act for certain domestic production activities.

Income from Continuing Operations

The company’s income from continuing operations was $234.0 million for the third quarter 2007 and $730.3 million for the year-to-date 2007 compared to $256.2 million for the third quarter 2006 and $791.6 million for the year-to-date 2006. Earnings from continuing operations per diluted share for the third quarter of 2007 were $1.01 versus $1.08 for the third quarter 2006, and were $3.12 for the first nine months of 2007 versus $3.33 for the first nine months of 2006.

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

Taxes provided on the earnings from discontinued operations totaled $3.3 million for the third quarter of 2006, and $4.1 million and $9.9 million for year-to-date 2007 and 2006, respectively. This includes U.S. federal and state income taxes and represents an effective rate of approximately 39%. Also included in discontinued operations is the $73.8 million net after tax gain recognized in the second quarter of 2007 on the disposal of these properties. Taxes provided on the gain totaled approximately $139.8 million, covering U.S. federal and state income taxes and represent an effective rate of 65%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Earnings from discontinued operations per diluted share were $0.02 for the third quarter of 2006. On a year-to-date basis earnings were $0.03 and $0.07 for 2007 and 2006, respectively. Year-to-date earnings per diluted share for the gain on the disposition of these properties were $0.32.

Net Income

The company’s net income was $234.0 million for the third quarter and $810.3 million for the year-to-date compared to $261.4 million and $807.2 million for the same periods in 2006. Net income per diluted share was $1.01 versus $1.11 for the third quarter and for the year-to-date it was $3.46 versus $3.40.

The weighted average number of diluted shares outstanding for the third quarter of 2007 totaled 232,698,000 compared to 236,234,000 for the third quarter of 2006. For the first nine months of 2007 and 2006, the weighted average number of diluted shares outstanding totaled 234,067,000 and 237,459,000, respectively. The decline in outstanding shares is the result of the company’s share repurchase program under which approximately 3.9 million shares were repurchased during 2006 as well as 2.8 million shares repurchased year-to-date 2007. See Part II, Item 2 for information on share repurchases.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The company’s cash flow from operating activities was $861.6 million for the first nine months of 2007, compared to $1,094.2 million in the first nine months of 2006. The decrease reflects taxes paid of approximately $135 million on the gain on sale of discontinued operations and lower newspaper and broadcast earnings and cash flow from continuing operations.

Cash flows from the company’s investing activities totaled $282.9 million for the nine months of 2007, reflecting $438.3 million of proceeds from the sale of assets and $32.1 million of proceeds from investments. These cash inflows were partially offset by $93.7 million of capital spending, $21.1 million of payments for acquisitions (discussed in Note 4 to the financial statements), and $72.6 million for investments.

Cash flows used in financing activities totaled $1,150.3 million for the first nine months of 2007 reflecting net debt repayments of $793.6 million, the payment of dividends totaling $218.3 million and the repurchase of common stock of $148.3 million. The company’s regular quarterly dividend of $0.31 per share, which was declared in the second quarter of 2007, totaled $72.7 million and was paid in July 2007. On July 24, 2007, the Board of Directors approved a 29% increase in the company’s quarterly dividend to $0.40 per share. The new quarterly dividend totaled $93.0 million and was paid October 1, 2007 to shareholders of record on September 14, 2007.

On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of September 30, 2007, the company had remaining authority to repurchase up to $0.9 billion of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. At issuance, the conversion rate of these notes was 10.853 shares of Gannett common stock per $1,000 principal amount of the convertible notes, resulting in an initial conversion price per share of $92.14. The holder can convert these notes into cash and shares of the company’s common stock, if any, prior to maturity, subject to the company’s option to deliver cash in lieu of shares. The company may redeem all or some of the convertible notes for cash at any time on or after July 15, 2008 at 100% of their principal amount plus any accrued and unpaid interest. On July 15, 2008, 2009, 2012, 2017, 2022, 2027 and 2032, or upon the occurrence of a change in control, the holders of the convertible notes may require the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus any accrued and unpaid interest.

On April 2, 2007, the first day of the second quarter, the company repaid $700 million aggregate principal amount of 5.50% notes and accrued interest that was due. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.

Other receivables in the Condensed Consolidated Balance Sheets reflect refunds receivable from the Internal Revenue Service for tax years 1995 to 2003 and 2005 of approximately $178 million, as well as refunds from various U.S. state tax jurisdictions. During the third quarter, the company received approximately $21 million related to the settlement of the 2004 IRS examination.

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

The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper is rated A-2 and P-2 by Standard & Poor’s (S&P) and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A- by Standard & Poor’s and A3 by Moody’s Investors Service.

The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $861.4 million at the end of the third quarter 2007 versus $698.9 million at the end of 2006. This reflects an increase in the exchange rate for British Pound Sterling. Newsquest’s assets and liabilities at September 30, 2007 were translated from Sterling to U.S. dollars at an exchange rate of 2.05 versus 1.96 at the end of 2006. For the third quarter and first nine months of 2007, Newsquest’s financial results were translated at an average rate of 2.02 and 1.99, respectively, compared to 1.87 and 1.81 last year.

The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income for 2007 would have increased or decreased approximately 3% for the third quarter and 2% for the first nine months.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$90,667	$94,256
Trade receivables, less allowance (2007 - $38,635; 2006 - $38,123)	931,396	1,023,006
Other Receivables	230,047	192,964
Inventories	116,304	120,802
Prepaid expenses and other current assets	112,494	100,991

Total current assets	1,480,908	1,532,019

Property, plant and equipment
Cost	4,975,012	5,010,110
Less accumulated depreciation	(2,348,751)	(2,234,688)

Net property, plant and equipment	2,626,261	2,775,422

Intangible and other assets
Goodwill	10,063,466	10,060,440
Indefinite-lived and other amortizable intangible assets, less accumulated amortization	818,031	836,568
Investments and other assets	1,069,363	1,019,355

Total intangible and other assets	11,950,860	11,916,363

Total assets	$16,058,029	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$271,777	$292,644
Compensation, interest and other accruals	400,399	395,932
Dividends payable	93,268	72,984
Income taxes	2,469	190,430
Deferred income	191,173	164,958

Total current liabilities	959,086	1,116,948

Income taxes	194,493	—
Deferred income taxes	723,348	702,123
Long-term debt	4,418,446	5,210,021
Postretirement medical and life insurance liabilities	222,071	229,930
Other long-term liabilities	542,589	558,208

Total liabilities	7,060,033	7,817,230

Minority interests in consolidated subsidiaries	20,736	24,311

Shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in-capital	720,042	685,900
Retained earnings	12,866,462	12,337,041
Accumulated other comprehensive income	479,201	306,298

	14,390,124	13,653,658

Less treasury stock, 92,237,366 shares and 89,674,730 shares, respectively, at cost	(5,412,864)	(5,271,395)

Total shareholders’ equity	8,977,260	8,382,263

Total liabilities and shareholders’ equity	$16,058,029	$16,223,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc (Dec)
	September 30, 2007	September 24, 2006
Net Operating Revenues:
Newspaper advertising	$1,187,744	$1,257,753	(5.6)
Newspaper circulation	309,143	310,153	(0.3)
Broadcasting	189,540	196,180	(3.4)
Other	126,329	119,960	5.3

Total	1,812,756	1,884,046	(3.8)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,026,041	1,053,867	(2.6)
Selling, general and administrative expenses, exclusive of depreciation	313,654	315,434	(0.6)
Depreciation	61,362	59,811	2.6
Amortization of intangible assets	8,852	8,544	3.6

Total	1,409,909	1,437,656	(1.9)

Operating income	402,847	446,390	(9.8)

Non-operating income (expense):
Interest expense	(63,010)	(75,040)	(16.0)
Other	5,787	1,700	***

Total	(57,223)	(73,340)	(22.0)

Income before income taxes	345,624	373,050	(7.4)
Provision for income taxes	111,600	116,900	(4.5)

Income from continuing operations	234,024	256,150	(8.6)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	—	5,283	***

Net Income	$234,024	$261,433	(10.5)

Earnings from continuing operations per share—basic	$1.01	$1.09	(7.3)
Earnings from discontinued operations
Discontinued operations per share—basic	—	0.02	***

Net Income per share—basic	$1.01	$1.11	(9.0)

Earnings from continuing operations per share—diluted	$1.01	$1.08	(6.5)
Earnings from discontinued operations
Discontinued operations per share—diluted	—	0.02	***

Net Income per share—diluted	$1.01	$1.11	(9.0)

Dividends declared per share	$0.40	$0.31	29.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine Weeks Ended		% Inc (Dec)
	September 30, 2007	September 24, 2006
Net Operating Revenues:
Newspaper advertising	$3,690,926	$3,856,131	(4.3)
Newspaper circulation	939,184	942,087	(0.3)
Broadcasting	577,265	584,175	(1.2)
Other	375,600	350,131	7.3

Total	5,582,975	5,732,524	(2.6)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	3,136,453	3,191,399	(1.7)
Selling, general and administrative expenses, exclusive of depreciation	954,811	950,779	0.4
Depreciation	186,910	179,662	4.0
Amortization of intangible assets	26,562	24,072	10.3

Total	4,304,736	4,345,912	(0.9)

Operating income	1,278,239	1,386,612	(7.8)

Non-operating income (expense):
Interest expense	(202,355)	(207,135)	(2.3)
Other	6,379	(1,588)	***

Total	(195,976)	(208,723)	(6.1)

Income before income taxes	1,082,263	1,177,889	(8.1)
Provision for income taxes	352,000	386,300	(8.9)

Income from continuing operations	730,263	791,589	(7.7)

Discontinued Operations:
Income from the operation of discontinued operations, net of tax	6,221	15,651	(60.3)
Gain on disposal of newspaper businesses, net of tax	73,814	—	***

Net Income	$810,298	$807,240	0.4

Earnings from continuing operations per share—basic	$3.12	$3.34	(6.6)
Earnings from discontinued operations
Discontinued operations per share—basic	0.03	0.07	(57.1)
Gain on disposal of newspaper businesses per share—basic	0.32	—	***

Net Income per share—basic	$3.47	$3.41	1.8

Earnings from continuing operations per share—diluted	$3.12	$3.33	(6.3)
Earnings from discontinued operations
Discontinued operations per share—diluted	0.03	0.07	(57.1)
Gain on disposal of newspaper businesses per share—diluted	0.32	—	***

Net Income per share—diluted	$3.46	$3.40	1.8

Dividends declared per share	$1.02	$0.89	14.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine weeks ended
	Sept. 30, 2007	Sept. 24, 2006
Cash flows from operating activities:
Net Income	$810,298	$807,240
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	(73,814)	—
Taxes paid on gain on sale of discontinued operations	(134,932)
Depreciation	188,331	182,711
Amortization of intangibles	26,562	24,072
Minority interest	1,103	1,392
Stock-based compensation	27,507	34,368
Pension expense, net of pension contributions	45,054	77,790
Change in other assets and liabilities, net	(28,478)	(33,404)

Net cash flow from operating activities	861,631	1,094,169

Cash flows from investing activities:
Purchase of property, plant and equipment	(93,711)	(134,891)
Payments for acquisitions, net of cash acquired	(21,113)	(402,487)
Payments for investments	(72,641)	(321,016)
Proceeds from investments	32,110	34,460
Proceeds from sale of assets	438,276	25,838
(Increase) decrease in marketable securities	—	93,802

Net cash used for investing activities	282,921	(704,294)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance fees	1,000,000	1,246,820
Payments of unsecured promissory notes and other indebtedness	(1,093,629)	(1,195,695)
Payments of unsecured global notes	(700,000)	—
Dividends paid	(218,300)	(206,936)
Cost of common shares repurchased	(148,273)	(189,766)
Proceeds from issuance of common stock	12,050	15,459
Distributions to minority interest in consolidated partnerships	(2,125)	(2,151)

Net cash used for financing activities	(1,150,277)	(332,269)

Effect of currency rate change	2,136	5,533

Net increase in cash and cash equivalents	(3,589)	63,139
Balance of cash and cash equivalents at beginning of period	94,256	68,803

Balance of cash and cash equivalents at end of period	$90,667	$131,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period and year-to-date ended September 30, 2007, and the comparable periods of 2006, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.

In connection with the May 2007 sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation, the results for these newspaper businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. During the third quarter 2007 and as of September 30, 2007, there were no results of operations or net assets related to these discontinued operations. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income are as follows:

(in millions of dollars)	Thirty-nine Weeks ended September 30, 2007	Thirteen Weeks ended September 24, 2006	Thirty-nine Weeks ended September 24, 2006
Revenues	$41.0	$30.5	$92.5
Pretax income	$10.3	$8.6	$25.6
Net income	$6.2	$5.3	$15.7
Gain on sale (after tax)	$73.8	$—	$—

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

NOTE 3 – Equity based awards

Stock-based compensation

For the quarter ended September 30, 2007 and September 24, 2006, options were granted for 18,000 and 40,000 shares, respectively. For the year-to-date periods ended September 30, 2007 and September 24, 2006, options were granted for 825,376 and 165,332 shares respectively. The following assumptions were used to estimate the fair value of those options.

	Year-to-date
	2007	2006
Average expected term	4.5 years	6 years
Expected volatility	17.80%	11.46% - 22.00%
Risk-free interest rates	4.52% - 4.64%	4.32% - 4.84%
Expected dividend yield	2.07% - 3.20%	1.30% - 1.40%

For the third quarter 2007, the company recorded stock-based compensation expense of $7.0 million, consisting of $3.9 million for nonqualified stock options and $3.1 million for restricted shares (including shares issuable under the company’s long-term incentive program). For the year-to-date 2007, the company recorded stock-based compensation expense of $27.5 million, consisting of $17.8 million for nonqualified stock options and $9.7 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation was $2.6 million for the third quarter and $10.4 million for the year-to-date period. On an after tax basis, total stock compensation expense was $4.4 million or $0.02 per share for the third quarter and $17.1 million or $0.07 per share year-to-date.

For the third quarter of 2006, the company recorded stock-based compensation expense of $10.3 million, consisting of $8.4 million for nonqualified stock options and $1.9 million for restricted shares (including shares issuable under the long-term incentive program). For the year-to-date 2006, the company recorded stock based compensation expense of $34.4 million, consisting of $28.9 million for nonqualified stock options and $5.5 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation expense was $3.9 million for the third quarter and $13.1 million for the year-to-date period. On an after tax basis, total stock compensation expense was $6.4 million or $0.03 per share for the third quarter and $21.3 million or $0.09 per share year-to-date.

During the quarter ended September 30, 2007, no options were exercised. During the year-to-date ended September 30, 2007, options for 216,864 shares of common stock were exercised. The company received $12.1 million of cash from the exercise of these options. The intrinsic value of the options exercised was approximately $1.1 million. The actual tax benefit realized from the tax deductions from the option exercises was $0.4 million.

During the quarter and year-to-date ended September 24, 2006, options for 160,967 and 371,365 shares, respectively, of common stock were exercised. The company received $6.2 million and $15.5 million of cash, respectively, from the exercise of these options. The intrinsic value of the options exercised was approximately $2.9 million for the third quarter and $5.9 million for the year-to-date. The actual tax benefit realized from the tax deductions from the options exercised was $1.1 million for the third quarter and $2.2 million for the year-to-date.

Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the status of the company’s stock option awards as of September 30, 2007 and changes thereto during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	28,920,680	$71.68
Granted	825,376	$60.83
Exercised	(216,864)	$55.58
Canceled	(1,449,313)	$72.89

Outstanding at quarter end	28,079,879	$71.42	4.9	$—

Options exercisable at quarter end	23,301,143	$73.61	4.5	$—

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

For the third quarter and year-to-date 2007, the company recorded compensation expense for restricted stock of $2.2 million and $7.0 million, respectively (excluding shares issuable under the company’s long-term incentive program—see “Long-term incentive program” below). The related tax benefit for the quarter and year-to-date was $0.8 million and $2.7 million, respectively. For the third quarter and year-to-date 2006, the company recorded compensation expense for restricted stock of $1.0 million and $3.3 million, respectively (excluding shares issuable under the company’s long-term incentive program). The related tax benefit for the quarter and year-to-date was $0.4 million and $1.3 million respectively.

A summary of the status of the restricted stock awards as of September 30, 2007 and changes during the year is presented below:

	Shares	Weighted Average Fair Value
Restricted stock outstanding and unvested at beginning of year	586,900	$60.49
Granted	48,368	52.35
Vested and issued	(3,865)	60.86
Canceled	(40,989)	60.36

Restricted stock outstanding and unvested at quarter end	590,414	$59.83

Long-term incentive program

In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Approximately 23 senior executives have been designated to participate in the LTIP. The company recorded expense of $0.9 million for equity awards and $0.9 million cash compensation in the third quarters of 2007 and 2006 based upon its expectations of program target achievement. The company recorded expense of $2.7 million and $2.1 million year-to-date 2007 and 2006, respectively, for equity awards, and equal amounts for cash compensation, based upon its expectations of program target achievement.

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

The financial statements reflect an allocation of purchase price that is preliminary for acquisitions subsequent to September 24, 2006. See Note 1 for additional discussion on acquisitions, investments and dispositions.

NOTE 5 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at September 30, 2007 and December 31, 2006. Indefinite-lived intangible assets include mastheads, television station FCC licenses and trade names. Amortizable intangible assets primarily include customer relationships, and real estate access rights and patents.

	September 30, 2007		December 31, 2006
(in thousands of dollars)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$10,063,466	—	$10,060,440	—
Indefinite-lived intangibles	578,532	—	594,551	—

Amortizable intangible assets:
Customer relationships	305,433	102,409	303,827	80,174
Other	48,222	11,747	25,784	7,420

Goodwill increased primarily due to the impact of an increase in the foreign exchange rate at September 30, 2007 as compared to December 31, 2006. This increase was offset by the disposition of five newspapers (see Note 1 for additional discussion).

Amortization expense was $8.9 million in the quarter ended September 30, 2007 and $26.6 million year-to-date. For the third quarter and year-to-date of 2006, amortization expense was $8.5 million and $24.1 million respectively. The increase in amortization expense is primarily related to the acquisition of broadcast stations in the third quarter of 2006 and the finalization of purchase accounting for prior acquisitions. Customer relationships, which include subscriber and advertiser relationships, are amortized on a straight-line basis over three to twenty-five years. Other intangibles, which are amortized on a straight-line basis over three to twenty years, include advertiser archives, continuing education training modules, real estate access rights and patents, and commercial printing relationships.

(in thousands of dollars)	Newspaper Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 31, 2006	$8,437,051	$1,623,389	$10,060,440
Acquisitions and adjustments	2,198	1,380	3,578
Dispositions	(138,345)	—	(138,345)
Foreign currency exchange rate changes	137,278	515	137,793

Balance at September 30, 2007	$8,438,182	$1,625,284	$10,063,466

NOTE 6 – Long-term debt

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. This arrangement effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value were recorded through accumulated other comprehensive income.

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. At issuance, the conversion rate of these notes was 10.853 shares of Gannett common stock per $1,000 principal amount of the convertible notes, resulting in an initial conversion price per share of $92.14. The holder can convert these notes into cash and shares of the company’s common stock, if any, prior to maturity, subject to the company’s option to deliver cash in lieu of shares. The company may redeem all or some of the convertible notes for cash at any time on or after July 15, 2008 at 100% of their principal amount plus any accrued and unpaid interest. On July 15, 2008, 2009, 2012, 2017, 2022, 2027 and 2032, or upon the occurrence of a change in control, the holders of the convertible notes may require the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus any accrued and unpaid interest.

On April 2, 2007, the first day of the second quarter, the company paid $700 million aggregate principal amount of 5.50% notes and accrued interest that were due. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.

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

(in thousands)	September 30, 2007
2008	—
2009	—
2010	—
2011	—
2012	$4,418,446
Later years	—

Total	$4,418,446

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.43 billion at September 30, 2007.

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

The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the third quarter and first nine months of 2007 and 2006, are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Service cost-benefits earned during the period	$25,583	$26,350	$76,750	$79,300
Interest cost on benefit obligation	49,425	44,350	148,275	135,750
Expected return on plan assets	(67,969)	(60,500)	(203,907)	(182,725)
Amortization of prior service credit	(5,135)	(5,100)	(15,404)	(15,350)
Amortization of actuarial loss	11,095	17,700	33,285	50,600

Pension expense for company-sponsored retirement plans	12,999	22,800	38,999	67,575

Union and other pension cost	2,018	3,405	6,055	10,215

Pension cost	$15,017	$26,205	$45,054	$77,790

NOTE 8 – Postretirement benefits other than pension

The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the third quarter and first nine months of 2007 and 2006 are presented in the following table:

	Third Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Service cost-benefits earned during the period	$521	$750	$1,564	$2,250
Interest cost on benefit obligation	3,375	3,525	10,125	10,575
Amortization of prior service credit	(2,825)	(3,225)	(8,475)	(9,675)
Amortization of actuarial loss	700	1,000	2,100	3,600

Net periodic postretirement cost	$1,771	$2,050	$5,314	$6,750

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

The total amount of unrecognized tax benefits and the amount that, if recognized, would impact the effective tax rate was approximately $162 million as of January 1, 2007 and $149 million as of the end of the third quarter. This amount includes the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits at January 1, 2007 was $239 million and at September 30,

2007 was $219 million. The $20 million decrease reflects a reduction for prior year tax positions of $25 million, settlements of $16 million, and additions in the current year of $21 million.

The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The amount of net accrued interest and penalties related to uncertain tax benefits as of the date of adoption was approximately $46 million and as of September 30, 2007, was $37 million.

The company files income tax returns in the U.S. and various state and foreign jurisdictions. In the third quarter, the Internal Revenue Service (IRS) completed its examinations of the U.S. income tax returns for 1995 through 2004. As of September 30, 2007, the company has recorded aggregate refunds of tax and interest of approximately $178 million in connection with the 1995 through 2003 and 2005 examinations. During the third quarter, the company received approximately $21 million related to the settlement of the 2004 examination. The IRS has commenced examination of the company’s 2005 and 2006 U.S. income tax returns.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or other regulatory developments. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Taxes paid by the company in the third quarter of 2007 include approximately $135 million related to the gain on the sale of discontinued operations, which occurred in the second quarter of 2007. As required by generally accepted accounting principles, these tax payments are reflected as a cash outflow from operating activities in the Statement of Cash Flows.

NOTE 10 – Comprehensive income

Comprehensive income for the company includes net income, foreign currency translation adjustments, and adjustment of certain pension amounts in accordance with SFAS No. 158.

The table below presents the components of comprehensive income for the third quarter and year-to-date of 2007 and 2006.

	Third Quarter		Year-to-date
(in thousands of dollars)	2007	2006	2007	2006
Net income	$234,024	$261,433	$810,298	$807,240
Other comprehensive income	73,093	155,115	172,903	305,441

Comprehensive income	$307,117	$416,548	$983,201	$1,112,681

Other comprehensive income consists primarily of foreign currency translation and pension adjustments.

NOTE 11 – Outstanding shares

The weighted average number of common shares outstanding (basic) for the third quarter of 2007 totaled 232,392,000 compared to 235,909,000 for the third quarter of 2006. The weighted average number of diluted shares outstanding for the third quarter of 2007 totaled 232,698,000 compared to 236,234,000 for the third quarter of 2006.

The weighted average number of common shares outstanding (basic) for the first nine months of 2007 totaled 233,724,000 compared to 237,033,000 for the first nine months of 2006. The weighted average number of diluted shares outstanding for the first nine months of 2007 totaled 234,067,000 compared to 237,459,000 for the first nine months of 2006.

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

Excluding discontinued operations (unaudited, in thousands of dollars)	Thirteen weeks ended		% Inc (Dec)
	Sept. 30, 2007	Sept. 24, 2006
Net Operating Revenues:
Newspaper publishing	$1,623,216	$1,687,866	(3.8)
Broadcasting	189,540	196,180	(3.4)

Total	$1,812,756	$1,884,046	(3.8)

Operating Income (net of depreciation and amortization):
Newspaper publishing	$349,126	$386,046	(9.6)
Broadcasting	71,479	79,697	(10.3)
Corporate	(17,758)	(19,353)	8.2

Total	$402,847	$446,390	(9.8)

Depreciation and Amortization:
Newspaper publishing	$57,939	$55,817	3.8
Broadcasting	8,270	8,367	(1.2)
Corporate	4,005	4,171	(4.0)

Total	$70,214	$68,355	2.7

Excluding discontinued operations (unaudited, in thousands of dollars)	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 30, 2007	Sept. 24, 2006
Net Operating Revenues:
Newspaper publishing	$5,005,710	$5,148,349	(2.8)
Broadcasting	577,265	584,175	(1.2)

Total	$5,582,975	$5,732,524	(2.6)

Operating Income (net of depreciation and amortization):
Newspaper publishing	$1,114,697	$1,201,984	(7.3)
Broadcasting	223,053	244,789	(8.9)
Corporate	(59,511)	(60,161)	1.1

Total	$1,278,239	$1,386,612	(7.8)

Depreciation and Amortization:
Newspaper publishing	$176,099	$166,715	5.6
Broadcasting	25,452	24,481	4.0
Corporate	11,921	12,538	(4.9)

Total	$213,472	$203,734	4.8

NOTE 13 – Earnings per share

The company’s earnings per share (basic and diluted) for the quarters and nine months ended September 30, 2007 and September 24, 2006 are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Income from continuing operations	$234,024	$256,150	$730,263	$791,589
Income from the operation of discontinued operations, net of tax	—	5,283	6,221	15,651
Gain on disposal of newspaper businesses, net of tax	—	—	73,814	—

Net income	$234,024	$261,433	$810,298	$807,240

Weighted average number of common shares outstanding—basic	232,392	235,909	233,724	237,033
Effect of dilutive securities

Stock options	202	292	222	400

Restricted stock	104	33	121	26

Weighted average number of common shares outstanding—diluted	232,698	236,234	234,067	237,459

Earnings from continuing operations per share—basic	$1.01	$1.09	$3.12	$3.34
Earnings from discontinued operations
Discontinued operations per share—basic	—	0.02	0.03	0.07
Gain on disposal of newspaper businesses per share—basic	—	—	0.32	—

Net income per share—basic	$1.01	$1.11	$3.47	$3.41

Earnings from continuing operations per share—diluted	$1.01	$1.08	$3.12	$3.33
Earnings from discontinued operations
Discontinued operations per share—diluted	—	0.02	0.03	0.07
Gain on disposal of newspaper businesses per share—diluted	—	—	0.32	—

Net income per share—diluted	$1.01	$1.11	$3.46	$3.40

NOTE 14 – Litigation

On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after January 1, 1998, the date that certain amendments to the Plan took effect. The complaint was amended to add a third plaintiff. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. The court has granted the plaintiffs’ motion to certify a class. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency, which is then translated into U.S. dollars. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income would have increased or decreased approximately 3% for the third quarter and 2% for the first nine months of 2007.

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. This arrangement effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value were recorded through accumulated other comprehensive income.

Because the company has $1.1 billion in commercial paper obligations that have relatively short-term maturity dates and $1.0 billion of floating rate convertible notes at September 30, 2007, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $1.1 billion and $1.0 billion of floating rate convertible notes, a 1/2% increase or decrease in the average interest rate for commercial paper and floating rate notes would result in an increase or decrease in annual interest expense of $10.5 million.

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.43 billion at September 30, 2007.

Item 4.	Controls and Procedures

Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of September 30, 2007, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2004, the company announced the reactivation of its existing share repurchase program that was last implemented in February 2000.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/02/07 - 8/05/07	661,600	$51.91	661,600	$972,212,923
8/06/07 - 9/02/07	308,000	$47.52	308,000	$957,577,928
9/03/07 - 9/30/07	201,100	$44.46	201,100	$948,637,414
Total Third Quarter 2007	1,170,700	$49.47	1,170,700	$948,637,414

All of the shares included in column (c) of the table above were repurchased under the remaining $1 billion authorization announced on July 25, 2006. There is no expiration date for the repurchase program. No repurchase program expired during the periods presented above and management does not intend to terminate the repurchase program. All shares repurchased were part of the publicly announced repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	GANNETT CO., INC.

/s/ George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q filed on May 11, 2007.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 10-Q filed on August 8, 2007.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Attached.

10-2	Gannett Supplemental Retirement Plan Restatement.*	Attached.

10-4	Amendment to Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to the same-numbered exhibit to Gannett Co., Inc.’s Form 10-Q filed on August 8, 2007.

10-5	Amendment to Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to the same-numbered exhibit to Gannett Co., Inc.’s Form 10-Q filed on August 8, 2007.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Asterisks identify management contracts and compensatory plans or arrangements.