Form 10-K
period 2007-12-30
GANNETT CO INC /DE/
filed 2008-02-28
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 29, 2007, was $12,810,729,533. The registrant has no non-voting common equity.

As of February 3, 2008, 229,802,435 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 30, 2008, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.

2007 FORM 10-K

PART I

ITEM 1.	BUSINESS

Company Profile

Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 230 million outstanding shares of common stock are held by approximately 8,900 shareholders of record in all 50 states and several foreign countries. The company has approximately 46,100 employees. Its headquarters are in McLean, Va., near Washington, D.C.

The company is a leading international news and information company. In the United States, the company publishes 85 daily newspapers, including USA TODAY, and nearly 900 non-daily publications. Along with each of its daily newspapers, the company operates Web sites offering news, information and advertising that is customized for the market served and integrated with its publishing operations. USATODAY.com is one of the most popular news sites on the Web. The company is the largest newspaper publisher in the U.S.

Newspaper publishing operations in the United Kingdom, operating as Newsquest, include 17 paid-for daily newspapers, almost 300 non-daily publications, locally integrated Web sites and classified business Web sites with national reach. Newsquest is the second largest regional newspaper publisher in the U.K.

In broadcasting, the company operates 23 television stations in the U.S. with a market reach of more than 20 million households. Each of these stations also operates locally oriented Web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic through its video screens located in elevators of office towers and select hotels across North America.

Gannett’s total Online U.S. Internet Audience in January 2008 was 25.8 million unique visitors, reaching about 15.9% of the Internet audience, as measured by Nielsen//NetRatings.

Complementing its core publishing and broadcasting businesses, the company has made significant strides in its digital strategy through key business acquisitions, investments and partnerships in the online space. These include PointRoll, which provides online advertisers with rich media marketing services, and which has achieved significant revenue and profit growth since its acquisition in mid-2005. Through several important partnership investments, including CareerBuilder for employment advertising and Classified Ventures for auto and real estate ads, the company has successfully captured substantial online classified revenue for our local U.S. newspapers.

In late 2007, another joint venture in the digital space was created, Metromix LLC, with Tribune Company as an equal partner. Metromix focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand.

Through its acquisition of Schedule Star LLC, the company now operates HighSchoolSports.net, which is a digital content site serving the valuable high school sports audience, and the Schedule Star solution for local athletic directors. National platform opportunities will be developed from the many local footprints of this business.

The company continues to evolve to meet the demands of consumers and advertisers in the new digital environment and to optimize its opportunities at its core newspaper and broadcast operations.

The operating principles in place to achieve these objectives include:

•

Drive innovation through the company to create new digital offerings that either complement our news and information businesses, or that take us into new markets with new audiences. This effort will be bolstered by important executive appointments made in January 2008, with Chris D. Saridakis named as Senior Vice President and Chief Digital Officer. Saridakis will be responsible for expanding and enriching the company’s global digital operations. Saridakis was named CEO of PointRoll in 2005 after serving two years as the company’s chief operating officer. Prior to PointRoll, Saridakis was senior vice president and general manager of the Global TechSolutions division for DoubleClick Inc. Also, Jack Williams was named president of Gannett Digital Ventures, which will oversee Gannett’s portfolio of online classified companies and other diversified businesses.

•

Improve our core newspaper and television operations through transformation of our newsrooms into Information Centers. Our U.S. community newspapers achieved this goal in 2007 and our television stations will follow in 2008. The Information Center concept has enhanced our appeal to more customers in the markets we serve, with 24/7 updating and through several techniques and products, including video streaming, database information on wide-ranging topics and crowdsourcing to reflect information provided by our audiences. While our focus is on customer centricity, our Information Center initiatives also fulfill our responsibilities under the First Amendment.

•

Maximize the use and deployment of resources throughout the company. In 2007 we sold four local newspapers and donated a fifth to the Gannett Foundation to fund its charitable activities. The location of these newspapers made regionalization and optimization of resources impractical, limiting our opportunities to change and improve in today’s challenging environment. The company is committed to transforming its business activities, including more consolidation and centralization of functions that do not require a physical presence in our markets. This will achieve cost efficiencies and permit improved local focus on content and revenue-producing activities.

•

Maintain the company’s strong financial discipline and capital structure, preserving its flexibility to make acquisitions and affiliations while also providing a return of significant capital through dividends and share repurchases.

•

Strengthen the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Leadership and Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.

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

The company’s 85 U.S. daily newspapers have a combined daily paid circulation of approximately 6.9 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million. All U.S. daily newspapers operate tightly integrated and robust online sites. Within the publishing segment, the company continues to diversify and expand its portfolio through business acquisitions and internal development. Some examples of this diversification are:

•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology that allows advertisers to expand their online space and impact.

•	USA WEEKEND, a weekly newspaper magazine carried by approximately 600 local newspapers with an aggregate paid circulation reach of 23 million.

•	Planet Discover, a provider of local, integrated online search and advertising technology.

•	Metromix, an online entertainment site model for our local properties which will be networked for national advertising opportunities.

•

Schedule Star LLC/HighSchoolSports.net, providing digital content for high school sports audiences and offering national advertising opportunities. HighSchoolSports.net is a leader in the increasingly competitive world of online high school sports, with more unique visitors than any other site in this market, according to Nielsen//NetRatings’ NetView.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 550 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in 30 states.

•	Army Times Publishing, which publishes military and defense newspapers.

•

Gannett Healthcare Group, publisher of bi-weekly Nursing Spectrum and NurseWeek periodicals specializing in nursing news and employment advertising, which reach one million or nearly half of the registered nurses in the U.S.

•	Gannett Offset, a network of five commercial printing operations in the U.S.

Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 24 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes seven daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.50% interest in Ponderay Newsprint Company in the state of Washington.

Joint operating agencies: The company’s newspaper subsidiaries in Detroit, Cincinnati and Tucson participate in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit and Cincinnati joint operating agencies are fully consolidated along with a charge for the minority partners’ share of profits. The operating results of the Tucson joint operating agency are accounted for under the equity method, and are reported as a net amount in “Equity income in unconsolidated investees, net.” The Cincinnati joint operating agency expired on Dec. 31, 2007. Henceforth, the company’s newspaper, The Cincinnati Enquirer, will be the sole daily newspaper in that market.

Strategic investments: In June 2007, the company acquired the Central Ohio Advertiser Network, a network of eight weekly shoppers with the Advertiser brand and a commercial print operation in Ohio.

In May 2007, the company, along with Microsoft Corp., Tribune Company and The McClatchy Company announced that Microsoft had purchased a minority stake in CareerBuilder.com, the U.S.’s largest online job site. In a separate agreement, MSN and CareerBuilder announced an extension of their strategic alliance, making CareerBuilder the exclusive content provider to the MSN Careers channel in the U.S. through 2013. Additionally, MSN and CareerBuilder broadened their alliance to include key MSN international sites, facilitating an accelerated expansion overseas for CareerBuilder.

In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates the popular HighSchoolSports.net and the Schedule Star solution for local athletic directors.

Also in 2007, the company, in conjunction with Tribune Company, announced a joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, will focus on launching Metromix.com in the nation’s top 30 markets plus other key metro areas in the coming months. Metromix is owned equally by the two parent companies.

        In December 2007, the company made an investment in Uloop. Uloop is an online classifieds Web site that is only available to consumers with the “.edu” domain in their email address. Uloop plans to be the local classifieds Web site for all universities – a campus marketplace focused on meeting the practical needs of college students.

Subsequent to the end of 2007, the company closed on the acquisition of X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the strong USA TODAY Sports brand.

In August 2006, the company made additional investments in CareerBuilder.com, ShopLocal.com, and Topix.net totaling $155 million, which increased the ownership stake in each of those businesses. At Dec. 30, 2007, the company held a 40.8% equity interest in CareerBuilder.com; a 42.5% equity interest in ShopLocal.com, a leading provider of Web-based marketing solutions for national and local retailers; and a 33.7% interest in Topix.net, an online news content aggregator.

In 2006, the company also acquired a minority interest in 4INFO, a Palo Alto, Calif., company. 4INFO is a leading mobile media and advertising company. They have the largest ad-supported text messaging network in the U.S.

The company owns a 23.6% stake in Classified Ventures, an online business focused on real estate and automotive advertising categories; and a 19.7% interest in ShermansTravel, an online travel news, advertising and booking service.

With all of these acquisitions and investments, the company is establishing important business relationships to leverage its publishing and online assets and operations to enhance its online footprint, revenue base and profits.

Newspaper Publishing/United States

The company’s U.S. newspapers, including USA TODAY, reach 14.8 million readers every weekday and 13 million readers every Sunday – providing critical news and information from their customers’ neighborhoods and from around the globe.

At the end of 2007, the company operated 85 U.S. daily newspapers, including USA TODAY, and almost 900 non-daily local publications in 31 states and Guam. The Newspaper Division and USA TODAY are headquartered in McLean, Va. On Dec. 30, 2007, U.S. newspapers had approximately 32,800 full- and part-time employees.

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

Mid-sized markets are represented by Salem, Ore.; Fort Myers, Fla.; Appleton, Wis.; Palm Springs, Calif.; Montgomery, Ala.; and Greenville, S.C.

St. George, Utah; Fort Collins, Colo.; Sheboygan, Wis.; Iowa City, Iowa; and Ithaca, N.Y., are examples of our smaller markets.

USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. In 2007 it celebrated its 25th anniversary. It is available in all 50 states to readers on the day of publication throughout the U.S.

It is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country and internationally. It is printed at Gannett plants in 16 U.S. markets and at offset plants, not owned by Gannett, in 18 other U.S. markets.

USATODAY.com redesigned its Web site in 2007, adding more focus on users – with social networking, blogging and commentary along with breaking news 24/7, and is one of the most popular newspaper sites on the Web, with more than 43 million visits per month at the end of 2007.

All of the company’s local newspapers and affiliated Web sites are operated on a fully integrated basis.

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

News and editorial matters: Gannett newspapers are the leading news and information source in their markets – with strong brand recognition that attracts readers and advertisers. We maintain and enhance the newspapers’ strengths with quality management and staff, who focus continuously on product improvements and customer service. Collectively, Gannett newspapers, their Web sites and their substantial portfolio of non-daily publications form a powerful network to distribute and share news and information across the nation. News and editorial decisions are made autonomously by local management.

In 2007, Gannett newsrooms underwent important changes in content and approach with the introduction of the Information Center concept that enhances their ability to deliver much more information on a 24/7 cycle and in many formats across multiple platforms. In addition to more traditional coverage, the new Information Centers have elevated the importance of such areas as multimedia and data delivery. The approach of breaking news online and updating in print has become the practice. Database information, social networking, crowdsourcing, and blogging features within the news product have been strengthened. Additionally, extensive training in video production for video streaming on webcasts has enhanced local content and viewership.

In the Phoenix market, company newspaper and television news staff work together to provide news coverage for their online site, AZcentral.com.

There is expanded emphasis on delivery of local content to readers – in the daily and Sunday print products, in non-daily publications and on the community sites online. Some groundbreaking efforts involving community interaction were undertaken, especially in the area of investigative journalism. The expanded use of special data centers online has sharply boosted Web traffic.

The company’s domestic daily newspapers receive Gannett News Service (GNS) and subscribe to The Associated Press, and some receive various supplemental news services and syndicated features. GNS is headquartered in McLean, Va., and operates bureaus in Washington, D.C., and five state capitals: Albany, N.Y., Baton Rouge, La., Trenton, N.J., Sacramento, Calif., and Tallahassee, Fla. GNS provides strong coverage of topics of high interest to individual newspapers through its regional reports, and it has expanded content for online and non-daily publications.

Gannett newspapers and staffers again were recognized nationally for outstanding work. The Courier-Journal in Louisville, Ky., was named a finalist in the Breaking News category of the Pulitzer Prize competition, and Mike Thompson of the Detroit Free Press was cited as a finalist in the Pulitzer Editorial Cartooning category. The News-Press at Fort Myers, Fla., and news-press.com won the Associated Press Managing Editors Innovation of the Year Award for its “culture of innovation.” James Carroll, Washington reporter for The Courier-Journal at Louisville, won two awards for regional reporting in the 2007 National Press Club Awards competition. AZcentral.com and The Arizona Republic won in the “Best Use of Interactive Media” category of the Newspaper Association of America Digital Edge Award.

Demonstrating excellence in diversity, Wanda Lloyd, executive editor of the Montgomery (Ala.) Advertiser, and Joe Grimm, recruiting and development editor at the Detroit Free Press, received Robert G. McGruder Awards for Diversity Leadership, and The Baxter Bulletin in Mountain Home, Ark., was one of three newspapers to receive the new top American Society of Newspaper Editors Diversity Pacesetter Awards.

Audience research: As Gannett newspapers continue to expand their non-daily and online products, our research focuses on audience aggregation. The company considers the reach and coverage of multiple products in their communities in their totality – as a family of connected products. This broader-based view is to establish the net reach of all products, or selected product offerings, in a single Gannett market. For example, in Phoenix, the combination of many Gannett products – including daily and Sunday newspapers, a strong local Web site, weeklies and Spanish-language products, among many others – reaches 76% of the adult population over seven days, or more than 2.1 million people, far more than the print edition of the daily newspaper, The Arizona Republic, reaches by itself.

Scarborough Research said in a report on market penetration –or the number of adults in a community who access a publication and its related Web site – that 79 percent of adults in the Rochester, N.Y., market read the print version of the Rochester Democrat and Chronicle, making it the top-ranked newspaper in the country for market penetration. If the Web site is included, Gannett Rochester reaches 81 percent of the market on a weekly basis. In all, Gannett had the top three newspapers for weekly market penetration (Rochester, the Gannett Wisconsin Newspapers and The Des Moines Register). The same three were tops in combined newspaper and Web site penetration. Scarborough studied 81 of the nation’s top markets.

The company has gathered audience aggregation data for more than 30 Gannett newspapers and will continue to add to that in 2008. While efforts are now focused on our larger properties, the initiative will be launched at all Gannett sites. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers, which products to use in which combination, and how often. As a result, our ability to use audience aggregation enables us to increase our total advertising revenue potential while enabling advertisers to enhance the effectiveness of their advertising spend. The training of ad sales staff on how to best execute this audience-based selling strategy is ongoing.

In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand our customers’ Web site patterns, and use focus groups with audiences and advertisers to more clearly determine their needs.

Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. Circulation declined in nearly all of our newspaper markets, a trend generally consistent with the domestic newspaper industry.

Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.50 to $3.40 a week for daily newspapers and from $.78 to $3.25 a copy for Sunday newspapers.

In 2007, a new strategic sales tool – The Campaign Manager –was developed to further support the Project 378 sales initiative that was rolled out in 2006. The goal of the program is to focus on long-term subscriber retention at the time sales orders are taken. The program details, through a step-by-step sales process, how to promote and sell new longer-term subscriptions. The Campaign Manager allows each newspaper to project future circulation volume based on actual and projected subscription starts by sales source, the frequency of delivery the customer receives and, where applicable, the reasons for stopped accounts. This tool tracks the detail of the accounts, allowing the newspaper to better manage the overall performance of circulation volume. In December 2007, subscriber retention of all new subscriptions when measured at 13 weeks of service compared to December 2006 had improved by 1%.

The company continued its emphasis on its automated payment plan, EZ-Pay. Total EZ-Pay subscribers grew from 40% of all subscribers at the end of 2006 to 44% at the end of 2007 – a 10% increase. EZ-Pay subscribers include those on recurring credit/debit cards as well as 52-week paid-in-advance customers. Subscriber retention among those who use EZ-Pay is consistently more than 25% higher than for subscribers who pay by mail. This higher retention improves circulation volume and provides for a higher return on investment for new subscriber start costs. The company’s goal for 2008 is to increase the number of EZ-Pay subscribers by 26% to cover 55% of all subscribers.

By the end of 2007, the company had completed its consolidation of all inbound customer service calling operations into three Centers of Excellence (COE) in Greenville, S.C., Louisville, Ky., and Tulsa, Okla. The COE goals are efficiency and standardization of procedures which will result in better customer service at a lower cost. State of the art technology was employed at the centers. The three COEs will handle an anticipated 15 million phone calls in 2008.

During 2007, 22 of Gannett’s largest daily newspapers participated in the Audit Bureau of Circulations (ABC) Insert Verification Service (IVS). This service involves conducting an audit of the Sunday preprint distribution process to assure advertisers that their messages are getting to the customers they are targeting. Results showed an average rating of over 99% proficiency for those newspapers.

At the end of 2007, 65 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 20 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 92% of total daily volume, while evening circulation accounts for 8%.

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

Advertising: Our newspapers have advertising departments that sell retail, classified and national advertising across multiple platforms including the print newspaper, online and niche publications. The Gannett Retail Advertising Group sells franchise business on behalf of the company’s local newspapers. The company also contracts with outside representative firms that specialize in the sale of national ads, and in 2008 a new national ad sales force will focus on national account business. Ad revenues from newspaper affiliated online operations are reported together with revenue from print publishing.

Local or retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains – such as department stores and grocery – that sell in the local market.

Classified advertising includes the major categories of automotive, employment and real estate/rentals as well as private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the newspaper, on our affiliated Web sites and in niche magazines that specialize in the segment.

National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the newspaper.

Our audience aggregation approach to research and product development has allowed us to deliver the customer audiences that our advertisers want. Our audience-based selling approach identifies an advertiser’s best customers and then matches products and services across multi-platforms that best reach that audience. While there are still many advertisers that want mass reach, many others want to target specific audiences by demographics, geography, consumer buying habits or customer behavior. Our customer-centric sales model allows us to deliver powerful solutions that are customized for each advertiser. Our Information Center provides the reach of these diverse audiences in traditional and innovative media platforms. Our readership research defines the audience usage of these products, allowing us to combine various platforms to deliver a targeted reach and frequency.

The company’s audience-based sales efforts have been directed at all levels of advertisers, from the smallest, locally owned businesses to large, complex businesses. Along with this new sales approach, the company has intensified its sales and management training and improved the quality of sales calls.

A new local newspaper sales force structure was rolled out across all newspapers over the last two years. It aligns sales and support resources to the needs of the customer – based on how they want to do business with their local sales team, their level of advertising/marketing sophistication, and the complexity of the business and advertising goals. The new structure increases our staff productivity and efficiency and improves customer service.

In conjunction with this effort, all of the company’s top sales executives have participated in the T.I.D.E. program (Think. Identify. Develop. Execute.) to better deliver solutions that improve customers’ business. At the end of 2007, more than 800 newspaper, digital and broadcast executives had participated in this program. A new national newspaper ad sales team was launched in January 2008 which will take over responsibility for large national retail accounts from local newspaper advertising departments. These additional resources will enable the company to better respond to customer desires and permit local newspaper sales personnel to focus on advertisers in their markets.

Online operations: The company’s local newspaper Web sites achieved significant growth in audience reach in 2007, as page views were up 27% and unique visitors rose 8%. Solid online revenue growth was also achieved.

To expand and enhance the resources required to meet the challenge of continuing our growth in the digital space, important executive appointments were made in January 2008 with Chris D. Saridakis named as Senior Vice President and Chief Digital Officer. Saridakis will be responsible for expanding and enriching the company’s global digital operations. Also, Jack Williams was named president of Gannett Digital Ventures, which will oversee Gannett’s portfolio of online classified companies and other diversified businesses. Digital ad selling initiatives are under way and online platform and infrastructure improvements have been and will continue to be made.

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

A second objective in our online business development is to maximize the natural synergies between the local newspaper and local Web site. The local content already available, the customer relationships, the news and advertising sales staff, and the promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the newspaper.

Gannett Web sites for moms provide an example of executing this strategy. First launched in November 2006 at The Indianapolis Star’s Indymoms.com, there now are 58 moms.com sites across Gannett, 45 at newspapers and 13 at broadcast Web sites. Traffic has grown sharply, and combined, sites had on average over 7.5 million page views nationally, nearly 550,000 unique visitors and 900,000 visits. The key to the success of these sites is the online social networking among moms-site users at the local level, supplemented with helpful information the moms can use. Many of the discussions on moms.com sites are repurposed into pages of the newspapers.

Our U.S. newspapers are testing other online sites, including Make the Charts and Nimbus. Make the Charts is a music sharing site for local bands. Nimbus is a weather widget that delivers a zip-code based and sophisticated weather report to local Web sites. Online sites for dads, pets, college students and families are also being evaluated.

Our online business activities also include efforts to register users of Gannett Web sites in order to obtain zip code, age and gender. Such information allows us to better understand the needs of our customers along with providing better defined groups for advertisers.

This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology, resulted in solid results in 2007. Strong growth in our online revenues also reflects the value of our digital joint ventures and partnerships with national online advertising providers including CareerBuilder and Classified Ventures.

Gannett Media Technologies International (GMTI) provides technological support and products for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies.

Non-daily operations: The publication of non-daily products continued as an important part of our market strategy for 2007. The company now publishes almost 900 non-daily publications in the U.S. The company’s strategy for non-daily publications is to target them at “communities of interest” defined in one of three ways: geographically, demographically (e.g., seniors, young readers or ethnic communities) or by lifestyle (e.g., golf or boating enthusiasts).

Production: Eighty-four domestic daily newspapers are printed by the offset process, and one is printed using the letterpress processes. This single site will be converted in 2010 to offset in the Berliner format.

In recent years, improved technology has resulted in greater speed and accuracy and in a reduction in the number of production hours worked at many of the company’s newspapers. That trend will continue in 2008 and further consolidation of job functions across multiple newspaper sites is expected. In 2007, two Gannett Regional Toning Centers were established which produce the photos for the majority of our newspapers, enhancing the images in our printed products at a reduced cost.

By the end of 2007, all of the company’s newspaper presses (except one letterpress) had recent web width reductions, and web reductions to 44 inches for 30 newspapers are planned for 2008. Also in 2007, nearly half of our newsprint consumption moved to light weight (45 gram) newsprint and plans are to move substantially more in 2008.

Product quality and efficiency improvements also continue to be made in other areas. The company completed its rollout of ink optimization software which allowed for savings due to reduced color ink consumption. Outsourcing of ad production was successfully tested and implemented for several newspapers in 2007 and further extension of this approach is planned for 2008.

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

The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 630,000 metric tons in 2007. During 2007, all of the company’s newspapers consumed some recycled newsprint. For the year, 76% of the company’s domestic newsprint purchases contained recycled content.

The company’s newspapers use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances are reviewed and updated by the company’s internal and external legal counsel. Some of the company’s newspaper subsidiaries have been included among the potentially responsible parties in connection with the alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. Additional information about these matters can be found in Item 3, Legal Proceedings, in this Form 10-K. The company does not believe that these matters will have a material impact on its financial position or results of operations.

        Raw materials – U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2007, the company’s total newsprint consumption was 1,058,000 metric tons, including the portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was 11% lower than in 2006. The company purchases newsprint from 15 domestic and global suppliers, some of which are under contracts expiring in 2025.

In 2007, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.

The average cost per ton of newsprint consumed in 2007 declined slightly compared to 2006 cost. The average cost per ton of newsprint is expected to increase in 2008.

Newspaper Publishing/United Kingdom

Newsquest publishes 17 daily paid-for newspapers and almost 300 non-daily publications in the U.K. Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves and it offers a travel/vacation booking service.

Newsquest newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as radio and billboard, Internet-based news and other information and communication businesses.

At the end of 2007, Newsquest had approximately 8,100 full-time and part-time employees. This represents a reduction of 400 employees compared to 2006, and resulted from continuous improvements in efficiency. Newsquest’s revenues for 2007 were approximately $1.2 billion. As with U.S. newspapers, advertising is the largest component of revenue, comprising approximately 78%. Circulation revenue represents 13% of revenues and printing activities account for much of the remainder. During 2007, Newsquest installed new color towers in its Glasgow plant to facilitate additional contract printing revenues.

Products: Product quality was again recognized with several annual awards. The Evening Times, Glasgow, won Regional Newspaper of the Year at the Newspaper Society’s Circulation, Editorial & Promotions (CEP) Awards 2007 and the Southern Daily Echo in Southampton won Innovative Newspaper of the Year at the same event. For the second year running Newsquest’s heatset printing operation, Southernprint, was awarded Consumer Magazine Print Company of the Year 2007 by the Periodical Production Association.

In May 2007, Newsquest launched The Durham Times, a weekly newspaper with part paid-for, part free distribution targeting the university town of Durham. In many operating centers, the frequency of lifestyle magazines has increased, attracting more revenue from customers that typically do not use local newspaper advertising.

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

During the year the depth of content on Newsquest Web sites has increased through the use of additional data services, such as information on local education, services and home prices. The improvements in content have been matched by increased audiences. In October, Newsquest published its third ABCe Web site network audit, covering the month of May 2007. The audited monthly audience for the network has grown significantly to 4.5 million unique users (a 27.2% increase from the previous year), with page impressions up 56% to 49.1 million. Newsquest’s key classified affiliated Web sites page impressions were up significantly in 2007, versus 2006, particularly in jobs (78% increase), homes (41% increase) and cars (115% increase).

Newsquest’s use of mobile communications to interact with its media brands increased significantly as Newsquest invested in an industry-leading campaign management and reporting system. Inbound message volumes – text, pictures and video – rose tenfold during the year.

Newsquest owns one-third of fish4, an online employment Web site. In the National Online Recruitment Audience Survey (“NORAS”) 2007, fish4 jobs was again confirmed as the U.K.’s biggest online job board based on unique users.

In Scotland, the NORAS survey confirmed that Newsquest’s s1jobs is by far the country’s most popular recruitment site with an audience almost three times that of its nearest rival. In November, s1jobs was recognized as the U.K.’s Best Regional Job Site at the National Online Recruitment Awards, for the fifth consecutive year. This was the first time in the awards’ history that any site has won its category five years in a row.

Broadcasting

At the end of 2007, the company’s broadcasting division, headquartered in McLean, Va., included 23 television stations in markets with a total of more than 20 million households covering 18.2% of the U.S. The broadcasting division also includes Captivate Network.

At the end of 2007, the broadcasting division had approximately 3,000 full-time and part-time employees. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2007 and 2006, and 10% in 2005.

        The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signals on satellite and cable networks; 4) advertising on the stations’ Web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotels. As of year-end, Captivate had over 8,200 video screens located in 24 major cities across North America.

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

The company is currently broadcasting local newscasts in High Definition (HD) in eight cities: Denver, Washington, D.C., St. Louis, Atlanta, Cleveland, Minneapolis, Phoenix, and Tampa. Denver converted to HD for its local newscasts in 2004, and Washington, D.C. in May 2005. St. Louis, Atlanta, Cleveland, Minneapolis and Phoenix converted in 2006, and Tampa converted in January 2008. These telecasts have been well received given the dramatic increase in sales of HD televisions.

During 2006, the company acquired TV station KTVD in Denver and TV station WATL in Atlanta. Both stations operate as duopoly stations, alongside KUSA in Denver and WXIA in Atlanta, respectively. Both stations are affiliated with MyNetworkTV.

For all of its stations, the company is party to network affiliation agreements. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s 12 NBC-affiliated stations have agreements that expire on Dec. 31, 2016. The company’s two MyNetworkTV-affiliated stations have agreements that expire in 2012.

On Feb. 17, 2009, federal law requires that all full-power television broadcast stations stop broadcasting in analog format and broadcast only in digital format. Congress mandated the digital television (DTV) transition, in part, because all-digital broadcasting will free up frequencies for public safety communications (such as police, fire, and emergency rescue). The company is well prepared for the DTV conversion with all of its stations already transmitting digital simulcast. The broadcast division activated a comprehensive consumer education plan in the fall of 2007. The company is working closely with the National Association of Broadcasters on their nationwide education plan.

Programming and production: The costs of locally produced and purchased syndicated programming are a significant portion of television operating expenses. Syndicated programming costs are determined based upon largely uncontrollable market factors, including demand from the independent and affiliated stations within the market. In recent years, the company’s television stations have emphasized their locally produced news and entertainment programming in an effort to provide programs that distinguish the stations from the competition, to increase locally responsible programming, and to better control costs.

As part of its local news strategy for 2008, the company’s television stations will include implementation of the Information Center concept now in place for our local U.S. newspapers. This will result in more focus on 24/7 coverage for dissemination on station-affiliated Web sites as well as in traditional broadcast mode.

The company has also begun efforts to establish “hubbing centers” for each of its three network affiliate groups that will eventually play an integral role in centralizing production and other business activities. Operational improvements and cost efficiencies are expected from these efforts.

Competition: In each of its broadcasting markets, the company’s stations and affiliated Web sites compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines, direct mail, outdoor advertising and Internet media. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and iPods and digital spectrum opportunities associated with digital television (DTV). The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.

Local news and information is most important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and video disc players, direct broadcast satellite, low-power television, video offerings (both wireline and wireless) of telephone companies as well as developing video services. Some of these competing services have the potential of providing improved signal reception or increased home entertainment selection, and they are continuing development and expansion.

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

Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC), the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).

Television broadcast licenses are granted for periods of eight years. They are renewable by broadcasters upon application to the FCC and usually are renewed except in rare cases in which a conflicting application, a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. By the end of 2004, all of the company’s stations had converted to digital television operations in accordance with applicable FCC regulations. Nine of the company’s stations filed for FCC license renewals in 2004, eight did so in 2005, another five in 2006 and the remaining station filed on Feb. 1, 2007. As of February 2008, 17 of the 23 applications were granted and the company expects the remaining six pending renewals to be granted in the ordinary course.

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

On Dec. 18, 2007, the FCC concluded its ownership proceeding by adopting a modified cross-ownership rule and in doing so authorized the company’s continued ownership of both KPNX-TV and The Arizona Republic. However, the new rule may be of limited value in other markets since it contains presumptions that (i) common ownership may be permitted in the top 20 television markets if the television station is not one of the top four rated stations, and (ii) in all other television markets, common ownership of a newspaper and television station in the same market is not in the public interest. Most of the company’s stations are rated either No. 1 or 2 in their respective markets.

Applicants for proposed combinations that are presumed not to be in the public interest will be required to satisfy specified waiver criteria to rebut such presumption, including demonstrating (i) the level of concentration in the designated market area, (ii) a significant increase in the amount of local news after the transaction, (iii) the existence of separate editorial staffs; (iv) the financial condition of either property if a newspaper is financially troubled; and (v) the new owner’s commitment to invest in newsroom operations. The FCC did not revise any other aspect of the FCC ownership rules.

The FCC decision will be reviewed by a federal appeals court, which could take up to two years.

Employee Relations

At the end of 2007, the company and its subsidiaries had approximately 46,100 full-time and part-time employees. Three of the company’s newspapers were published in 2007 together with non-company newspapers pursuant to joint operating agreements, and the employment total above includes the appropriate share of employees at those joint production and business operations.

Approximately 14% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 84 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the newspaper and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with three unions over working practices, wages and health and safety issues only.

The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance. Nearly all of the company’s units provide retirement or profit-sharing plans that cover all eligible part-time and full-time employees.

The company has a 401(k) Savings Plan, which is available to most of its domestic non-represented employees and a small number of unionized employees who have bargained for the plan.

Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest has provided the majority of its employees with the option to participate in a retirement plan that incorporates life insurance.

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

MARKETS WE SERVE

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser www.montgomeryadvertiser.com	45,067		52,516	1829

Arizona	Phoenix	The Arizona Republic www.azcentral.com	408,265		505,485	1890
	Tucson	Tucson Citizen www.tucsoncitizen.com		23,863		1870

Arkansas	Mountain Home	The Baxter Bulletin www.baxterbulletin.com	11,188			1901

California	Palm Springs	The Desert Sun www.mydesert.com	49,304		51,752	1927
	Salinas	The Salinas Californian www.thecalifornian.com	17,398			1871
	Tulare	Tulare Advance-Register www.tulareadvanceregister.com	6,528			1882
	Visalia	Visalia Times-Delta www.visaliatimesdelta.com	20,554			1859

Colorado	Fort Collins	Fort Collins Coloradoan www.coloradoan.com	27,069		31,247	1873

Delaware	Wilmington	The News Journal www.delawareonline.com	109,773		128,183	1871

Florida	Brevard County	FLORIDA TODAY www.floridatoday.com	79,071		94,971	1966
	Fort Myers	The News-Press www.news-press.com	84,081		101,153	1884
	Pensacola	Pensacola News Journal www.pensacolanewsjournal.com	57,148		71,139	1889
	Tallahassee	Tallahassee Democrat www.tallahassee.com	49,173		61,438	1905

Guam	Hagatna	Pacific Daily News www.guampdn.com	19,671		19,057	1944

Hawaii	Honolulu	The Honolulu Advertiser www.honoluluadvertiser.com	140,338		152,029	1856

Indiana	Indianapolis	The Indianapolis Star www.indystar.com	249,999		340,106	1903
	Lafayette	Journal and Courier www.jconline.com	35,088		41,076	1829
	Muncie	The Star Press www.thestarpress.com	31,878		33,268	1899
	Richmond	Palladium-Item www.pal-item.com		15,978	19,916	1831

Iowa	Des Moines	The Des Moines Register www.desmoinesregister.com	141,582		228,434	1849
	Iowa City	Iowa City Press-Citizen www.press-citizen.com	13,731			1860

Kentucky	Louisville	The Courier-Journal www.courier-journal.com	211,805		261,786	1868

Louisiana	Alexandria	Alexandria Daily Town Talk www.thetowntalk.com	31,380		35,396	1883
	Lafayette	The Daily Advertiser www.theadvertiser.com	41,934		51,103	1865
	Monroe	The News-Star www.thenewsstar.com	33,191		37,683	1890
	Opelousas	Daily World www.dailyworld.com	9,016		10,616	1939
	Shreveport	The Times www.shreveporttimes.com	52,835		64,700	1871

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Maryland	Salisbury	The Daily Times www.delmarvanow.com	24,467		28,407	1900

Michigan	Battle Creek	Battle Creek Enquirer www.battlecreekenquirer.com	21,667		28,225	1900
	Detroit	Detroit Free Press www.freep.com	346,209		622,717	1832
	Lansing	Lansing State Journal www.lansingstatejournal.com	61,990		79,245	1855
	Livingston County	Daily Press & Argus www.dailypressandargus.com	13,461		16,315	1843
	Port Huron	Times Herald www.thetimesherald.com	26,175		35,501	1900

Minnesota	St. Cloud	St. Cloud Times www.sctimes.com	26,799		35,677	1861

Mississippi	Hattiesburg	Hattiesburg American www.hattiesburgamerican.com		17,915	21,655	1897
	Jackson	The Clarion-Ledger www.clarionledger.com	84,955		96,843	1837

Missouri	Springfield	Springfield News-Leader www.news-leader.com	55,666		79,517	1893

Montana	Great Falls	Great Falls Tribune www.greatfallstribune.com	31,807		34,599	1885

Nevada	Reno	Reno Gazette-Journal www.rgj.com	59,488		69,805	1870

New Jersey	Asbury Park	Asbury Park Press www.app.com	145,559		190,869	1879
	Bridgewater	Courier News www.c-n.com	32,224		32,721	1884
	Cherry Hill	Courier-Post www.courierpostonline.com	68,158		79,894	1875
	East Brunswick	Home News Tribune www.thnt.com	49,681		54,928	1879
	Morristown	Daily Record www.dailyrecord.com	35,466		38,010	1900
	Vineland	The Daily Journal www.thedailyjournal.com	17,118			1864

New York	Binghamton	Press & Sun-Bulletin www.pressconnects.com	50,222		62,528	1904
	Elmira	Star-Gazette www.stargazette.com	24,985		33,243	1828
	Ithaca	The Ithaca Journal www.theithacajournal.com	16,061			1815
	Poughkeepsie	Poughkeepsie Journal www.poughkeepsiejournal.com	37,028		44,078	1785
	Rochester	Rochester Democrat and Chronicle www.democratandchronicle.com	152,831		203,612	1833
	Westchester County	The Journal News www.lohud.com	113,542		130,024	1829

North Carolina	Asheville	Asheville Citizen-Times www.citizen-times.com	50,114		57,981	1870

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum www.bucyrustelegraphforum.com		6,018		1923
	Chillicothe	Chillicothe Gazette www.chillicothegazette.com		13,179	13,651	1800
	Cincinnati	The Cincinnati Enquirer www.cincinnati.com	200,076		281,955	1841
	Coshocton	Coshocton Tribune www.coshoctontribune.com		6,071	6,525	1842
	Fremont	The News-Messenger www.thenews-messenger.com		11,275		1856
	Lancaster	Lancaster Eagle-Gazette www.lancastereaglegazette.com		12,794	13,327	1807
	Mansfield	News Journal www.mansfieldnewsjournal.com		28,211	36,074	1885
	Marion	The Marion Star www.marionstar.com		12,133	12,324	1880
	Newark	The Advocate www.newarkadvocate.com		18,724	20,139	1820
	Port Clinton	News Herald www.portclintonnewsherald.com		4,937		1864
	Zanesville	Times Recorder www.zanesvilletimesrecorder.com	17,909		18,158	1852

Oregon	Salem	Statesman Journal www.statesmanjournal.com	47,961		54,399	1851

South Carolina	Greenville	The Greenville News www.greenvilleonline.com	82,431		110,438	1874

South Dakota	Sioux Falls	Argus Leader www.argusleader.com	48,490		68,136	1881

Tennessee	Clarksville	The Leaf-Chronicle www.theleafchronicle.com	21,253		24,551	1808
	Jackson	The Jackson Sun www.jacksonsun.com	31,596		36,915	1848
	Murfreesboro	The Daily News Journal www.dnj.com	14,635		18,159	1848
	Nashville	The Tennessean www.tennessean.com	162,911		224,318	1812

Utah	St. George	The Spectrum www.thespectrum.com	22,755		24,151	1963

Vermont	Burlington	The Burlington Free Press www.burlingtonfreepress.com	42,955		49,460	1827

Virginia	McLean	USA TODAY www.usatoday.com	2,289,872			1982

	Staunton	The Daily News Leader www.newsleader.com	17,199		19,386	1904

Wisconsin	Appleton	The Post-Crescent www.postcrescent.com		52,005	65,568	1853
	Fond du Lac	The Reporter www.fdlreporter.com		15,139	17,420	1870
	Green Bay	Green Bay Press-Gazette www.greenbaypressgazette.com	55,081		77,765	1915
	Manitowoc	Herald Times Reporter www.htrnews.com		13,971	14,764	1898
	Marshfield	Marshfield News-Herald www.marshfieldnewsherald.com		11,606		1927
	Oshkosh	Oshkosh Northwestern www.thenorthwestern.com	20,387		24,129	1868
	Sheboygan	The Sheboygan Press www.sheboygan-press.com		20,484	23,055	1907
	Stevens Point	Stevens Point Journal www.stevenspointjournal.com		11,374		1873
		Central Wisconsin Sunday			23,415
	Wausau	Wausau Daily Herald www.wausaudailyherald.com		20,957	26,911	1903
	Wisconsin Rapids	The Daily Tribune www.wisconsinrapidstribune.com		10,992		1914

DAILY PAID-FOR NEWSPAPERS AND AFFILIATED ONLINE SITES/NEWSQUEST PLC

		Circulation
City	Newspaper/Online site	Monday-Friday		Saturday	Founded
Basildon	Echo www.echo-news.co.uk	35,984			1969

Blackburn	Lancashire Telegraph www.lancashiretelegraph.co.uk	32,488		28,795	1886

Bolton	The Bolton News www.theboltonnews.co.uk	31,810		25,886	1867

Bournemouth	Daily Echo www.bournemouthecho.co.uk	32,511		36,460	1900

Bradford	Telegraph & Argus www.thetelegraphandargus.co.uk	39,031		35,035	1868

Brighton	The Argus www.theargus.co.uk	33,953		33,935	1880

Colchester	The Gazette www.gazette-news.co.uk	22,793			1970

Darlington	The Northern Echo www.thenorthernecho.co.uk	51,639		49,024	1870

Glasgow	Evening Times www.eveningtimes.co.uk	86,166		46,256	1876

Glasgow	The Herald www.theherald.co.uk	72,035	*		1783

Newport	South Wales Argus www.southwalesargus.co.uk	29,009		26,679	1892

Oxford	Oxford Mail www.oxfordmail.net	26,081		23,856	1928

Southampton	Southern Daily Echo www.dailyecho.co.uk	39,199		46,330	1888

Swindon	Swindon Advertiser www.adver.co.uk	22,763		19,608	1854

Weymouth	Dorset Echo www.dorsetecho.co.uk	19,063		20,308	1921

Worcester	Worcester News www.worcesternews.co.uk	18,770		17,161	1937

York	The Press www.thepress.co.uk	34,084		32,669	1882

*	Monday-Saturday inclusive

Circulation figures are according to ABC results from Jan.-June 2007.

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

TELEVISION STATIONS AND AFFILIATED ONLINE SITES

				Weekly
State	City	Station/Online site	Channel/Network	Audience(a)		Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970
	Phoenix	KPNX-TV www.azcentral.com/12news	Channel 12/NBC	1,287,000		1953

Arkansas	Little Rock	KTHV-TV www.todaysthv.com	Channel 11/CBS	436,000		1955

California	Sacramento	KXTV-TV www.news10.net	Channel 10/ABC	1,019,000		1955

Colorado	Denver	KTVD-TV www.my20denver.com	Channel 20/MyNetworkTV	679,000		1988
		KUSA-TV www.9news.com	Channel 9/NBC	1,230,000		1952

District of Columbia	Washington	WUSA-TV www.wusa9.com	Channel 9/CBS	1,837,000		1949

Florida	Jacksonville	WJXX-TV	Channel 25/ABC	458,000		1989
		WTLV-TV www.firstcoastnews.com	Channel 12/NBC	533,000		1957
	Tampa-St. Petersburg	WTSP-TV www.tampabays10.com	Channel 10/CBS	1,294,000		1965

Georgia	Atlanta	WATL-TV www.myatltv.com	Channel 36/MyNetworkTV	1,298,000		1954
		WXIA-TV www.11alive.com	Channel 11/NBC	1,701,000		1948
	Macon	WMAZ-TV www.13wmaz.com	Channel 13/CBS	218,000		1953

Maine	Bangor	WLBZ-TV www.wlbz2.com	Channel 2/NBC	113,000		1954
	Portland	WCSH-TV www.wcsh6.com	Channel 6/NBC	367,000		1953

Michigan	Grand Rapids	WZZM-TV www.wzzm13.com	Channel 13/ABC	422,000		1962

Minnesota	Minneapolis-St. Paul	KARE-TV www.kare11.com	Channel 11/NBC	1,439,000		1953

Missouri	St. Louis	KSDK-TV www.ksdk.com	Channel 5/NBC	1,115,000		1947

New York	Buffalo	WGRZ-TV www.wgrz.com	Channel 2/NBC	547,000		1954

North Carolina	Greensboro	WFMY-TV www.digtriad.com	Channel 2/CBS	576,000		1949

Ohio	Cleveland	WKYC-TV www.wkyc.com	Channel 3/NBC	1,339,000		1948

South Carolina	Columbia	WLTX-TV www.wltx.com	Channel 19/CBS	272,000		1953

Tennessee	Knoxville	WBIR-TV www.wbir.com	Channel 10/NBC	463,000		1956

Captivate Network: www.captivatenetwork.com

Headquarters: Chelmsford, Mass.

Advertising offices: Chicago, Ill.; Dallas, Texas; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Canada.

(a)	Weekly audience is number of TV households reached, according to the November 2007 Nielsen book.
(b)	Audience numbers fall below minimum reporting standards.

USA TODAY: www.usatoday.com

Headquarters and editorial offices: McLean, Va.

Print sites: Arlington, Texas; Atlanta, Ga.; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Columbia, S.C.; Fort Collins, Colo.; Fort Lauderdale, Fla.; Fort Myers, Fla.; Hattiesburg, Miss.; Kankakee, Ill.; Las Vegas, Nev.; Lawrence, Kan.; Marin County, Calif.; Milwaukee, Wis.; Minneapolis, Minn.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Pasadena, Texas; Raleigh, N.C.; Richmond, Ind.; Rockaway, N.J.; St. Louis, Mo.; Salisbury, N.C.; Salt Lake City, Utah; San Bernardino, Calif.; Springfield, Va.; Sterling Heights, Mich.; Tampa, Fla.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.

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

USA WEEKEND: www.usaweekend.com

Headquarters and editorial offices: McLean, Va.

Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.

PointRoll, Inc.: www.pointroll.com

Headquarters: Conshohocken, Pa.

Sales offices: Atlanta, Ga.; Chicago, Ill.; Detroit, Mich.; London, England; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Canada; Washington, D.C.

Clipper Magazine: www.clippermagazine.com

Headquarters: Mountville, Pa.

Gannett Healthcare Group: www.nurse.com

Headquarters: McLean, Va.

Publications: Nursing Spectrum, NurseWeek, Today in PT

Times News Group, Inc. (Army Times Publishing Co.)

Headquarters: Springfield, Va.

Publications: Army Times: www.armytimes.com, Navy Times: www.navytimes.com, Marine Corps Times: www.marinetimes.com, Air Force Times: www.airforcetimes.com, Federal Times: www.federaltimes.com, Defense News: www.defensenews.com, Armed Forces Journal: www.armedforcesjournal.com, C4ISR Journal: www.c4isrjournal.com, Training and Simulation Journal: www.tsjonline.com

Gannett Media Technologies International: www.gmti.com: Cincinnati, Ohio; Norfolk, Va.; Tempe, Ariz.

Planet Discover: www.planetdiscover.com

Headquarters: Fort Mitchell, Ky.

Gannett News Service

Headquarters: McLean, Va.

Bureau: Washington, D.C.

State bureaus: Albany, N.Y.; Baton Rouge, La.; Trenton, N.J.; Sacramento, Calif.; Tallahassee, Fla.

Non-daily publications

Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Hawaii, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin

Gannett Media Sales Group: McLean, Va.

Gannett Offset: www.gannettoffset.com

Headquarters: Springfield, Va.

Offset sites: Atlanta, Ga.; Minneapolis, Minn.; Norwood, Mass.; St. Louis, Mo.; Springfield, Va.

Gannett Offset Marketing Services Group:

Gannett Direct Marketing Services, Inc.: www.gdms.com: Louisville, Ky.

Telematch: www.telematch.com: Springfield, Va.

Gannett Satellite Information Network: McLean, Va.

Schedule Star: www.highschoolsports.net: Wheeling, W.Va.

GANNETT ON THE NET: News and information about Gannett is available on our Web site, www.gannett.com. In addition to news and other information about our company, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses

Advertising produces the predominant share of our newspaper, broadcasting and affiliated Web site revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our businesses face increased competition. Alternative media sources also affect our ability to increase our circulation revenues and television audience. This competition could make it difficult for us to grow or maintain our broadcasting, print advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

Changes in economic conditions in the markets we serve in the U.S. and the U.K. may produce volatility in demand for our products and services

Our operating results depend on the relative strength of the economy in our principal newspaper and television markets as well as the strength or weakness of national and regional economic factors. Weakness in the real estate industry, for example, has had a significant adverse impact on the company’s business, particularly in Florida, Arizona, California and Nevada. Continuing or deepening softness in the U.S. or U.K. economy could significantly affect key national advertising, such as automotive, as well as retail and classified employment revenue.

The variable nature of certain operating and interest expenses make it difficult to control our costs and could reduce our profitability

We continue to face upward pressure on labor and certain benefit costs, along with volatility in newsprint prices and interest rates. Our ability to control and manage these costs is somewhat limited due to competition and market factors.

Volatility in U.S. and U.K. financial markets can directly affect the value of our pension plan assets

Pension plan assets in total are approximately $3.4 billion and variations in returns on those assets could significantly affect our pension plan costs.

Foreign exchange variability could adversely affect our consolidated operating results

Any weakening of the British pound-to-U.S. dollar exchange rate could adversely impact Newsquest’s earnings contribution to consolidated results.

Changes in regulatory environment could encumber or impede our efforts to improve operating results

Our newspaper and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. Congress established Feb. 17, 2009, as the date by which each television station will be required to return one of the two channels currently assigned to it and operate as a digital facility exclusively. All of the company’s stations have converted to digital television; however, we cannot predict how the transition will affect our broadcast results. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2008.

The degree of success of our investment and acquisition strategy may significantly impact our ability to expand overall profitability

We intend to continue efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

Volatility in U.S. credit markets could affect the company’s ability to obtain financing to fund acquisitions, investments, share repurchases or other significant operating or capital expenditures

At the end of 2007, the company had approximately $4.1 billion in long-term debt, of which $835 million is in unsecured promissory notes. A tightening of credit availability could restrict the company’s ability to finance significant transactions and also limit its ability to refinance its existing capital structure. The company has, however, $3.9 billion in revolving credit agreements which provide back-up for borrowing and for general corporate purposes.

The value of our intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $10.8 billion as of Dec. 30, 2007, representing approximately 68% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in 2007 (see Note 3 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets could affect future reported results of operations and shareholders’ equity, although such charges would not affect our operations or cash flow.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Newspaper Publishing/United States

Generally, the company owns the plants that house all aspects of the newspaper publication process. In the case of USA TODAY, at Dec. 30, 2007, 17 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company newspapers with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s newspaper properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 24 of the company’s newspaper operations. Gannett continues to make investments in renovations or new facilities, where it improves the products for its readers and advertisers or improves productivity and operating efficiency. The company’s facilities are adequate for present operations. A listing of newspaper publishing centers and key properties may be found on pages 12-15.

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

In March 2004, the United States Environmental Protection Agency (EPA) notified Phoenix Newspapers, Inc. (PNI), a wholly owned Gannett subsidiary, that the company is considered a potentially responsible party for costs incurred in the investigation and potential remediation of contamination at a property in Phoenix, Ariz., formally owned by PNI. In August 2005, PNI entered into a voluntary Administrative Order on Consent with the EPA. This Order requires PNI to (1) investigate the extent, if any, to which PNI’s use of that property contributed to contamination of the site, (2) if warranted, evaluate options for remediation, and (3) reimburse EPA’s oversight costs. Based on sampling results to date, PNI does not anticipate the need to perform any remediation at this site.

Poughkeepsie Newspapers is required by a consent order with the EPA to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, N.Y. Poughkeepsie Newspapers has paid and expensed its share of the initial clean up but remains liable for a share of follow-up testing and potential further remediation at the site. Such remaining liability is not expected to be material.

In September 2003, the EPA notified Multimedia, Inc., a wholly owned Gannett subsidiary, that the company is considered a de minimis potentially responsible party for costs associated with the Operating Industries, Inc. Superfund Site in Monterey, Calif. Based on the most recent information from the EPA, Multimedia, Inc. expects to settle this matter for a minor amount.

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

In conjunction with the sale of property in Norwich, Conn., in May 2006, Gannett Satellite Information Network, Inc. (GANSAT) submitted a Transfer of Establishment form to the Connecticut Department of Environmental Protection (CDEP). Because there is evidence of soil and groundwater contamination at the property, GANSAT will conduct a site investigation, and, if necessary, remediation, in accordance with the requirements of the Connecticut Transfer Act. The site investigation cost is expected to be minor. The cost of remediation, if any, will not be known until the conclusion of the site investigation.

During 2007, several “green” initiatives were launched at company headquarters in McLean, Va., and around the company. These included recycling waste paper and plastics, using recycled materials, reducing energy consumption, discontinuing the use of bottled water and using environmentally safe cleaning products. Also, several Gannett Broadcast Web sites launched green news sites to report environmental news and provide tips to consumers.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 3 and 32 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1997	First	$35.81	$44.75
	Second	$40.50	$50.66
	Third	$48.00	$53.00
	Fourth	$51.13	$61.81

1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62

2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25

2007	First	$55.76	$63.11
	Second	$54.12	$59.79
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85

2008	First	$31.66	$39.00*

*	Through February 25, 2008

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program*	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program*
10/01/07 – 11/04/07	48,300	$41.35	48,300	$946,640,058
11/05/07 – 12/02/07	582,189	$38.50	582,189	$924,224,868
12/03/07 – 12/30/07	1,163,200	$36.56	1,163,200	$881,700,113

Total 4th Quarter 2007	1,793,689	$37.32	1,793,689	$881,700,113

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the share repurchase program announced on July 25, 2006. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of this publicly announced repurchase program.

*	In addition to the above, as of Dec. 30, 2007, 194,300 shares were repurchased as part of the publicly announced repurchase program at an average price of $38.58, but were settled subsequent to the end of the year. The effect of these repurchases decreased the maximum dollar value available under the program to $874,203,241.

Comparison of shareholder return

The following graph compares the performance of the company’s common stock during the period Dec. 29, 2002, to Dec. 30, 2007, with the S&P 500 Index, the S&P 500 Publishing Index (which consists of Gannett Co., Inc., The McGraw-Hill Companies, Inc., Meredith Corporation, The New York Times Company and The Washington Post Company) and a Peer Group Index selected by the company.

The company has established an index of peer group companies because of changes in 2007 to the S&P 500 Publishing Index. At the end of 2006, the S&P 500 Publishing Index included Gannett Co., Inc., Dow Jones & Co., Inc., The McGraw-Hill Companies, Meredith Corporation, The New York Times Company and Tribune Company. During 2007, Dow Jones was purchased by News Corp. and Tribune Company was taken private, and both companies therefore were removed from the S&P 500 Publishing Index. The Washington Post Company, which holds substantial non-publishing/broadcast interests, was added to the S&P 500 Publishing Index.

Because of these changes, the company believes the S&P 500 Publishing Index no longer comprises a representative group of peer companies. The company therefore selected a Peer Group which it believes to be more representative based upon the strong publishing/broadcasting orientation of the companies selected. This Peer Group is comprised of Gannett Co., Inc., Belo Corp., The E.W. Scripps Company, GateHouse Media, Inc., Journal Communications, Inc., Journal Register Company, Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The S&P 500 Publishing Index and the Peer Group Index are also weighted by market capitalization.

The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index, the S&P 500 Publishing Index and the Peer Group Index at closing on Dec. 29, 2002. It assumes that dividends were reinvested quarterly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to the S&P 500 Publishing Index.

	2002	2003	2004	2005	2006	2007
Gannett Co., Inc	100	125.75	116.65	87.89	89.55	59.55
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Peer Group	100	121.78	115.13	90.95	87.85	61.30
S&P 500 Publishing Index	100	118.80	115.38	100.68	116.10	87.18

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the years 2003 through 2007 is contained under the heading “Selected Financial Data” on page 59 and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the sale of discontinued operations in 2005 and 2007 (see discussion of Discontinued Operations in Note 2) and to reflect the reclassification of equity earnings in unconsolidated investees, as more fully discussed in Note 1 to the Consolidated Financial Statements.

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

Executive Summary

Gannett Co., Inc. is a leading international news and information company operating primarily in the United States and the United Kingdom (U.K.). Approximately 84% of our 2007 consolidated revenues are from domestic operations in 42 states, the District of Columbia and Guam, and approximately 16% are from our foreign operations primarily in the U.K.

The company’s goal is to be the leading source of news and information in the markets we serve, and be customer centric by delivering quality products and results for our readers, viewers, advertisers and other customers. We believe that well-managed newspapers, television stations, Internet products, magazine/ specialty publications and programming efforts will maximize profits for our shareholders. To that end, our strategy has the following elements:

•	Become the digital destination for local news and information in all our markets.

•	Create new business opportunities in the digital space through internal innovation, acquisitions or affiliations.

•	Maintain strong financial discipline throughout our operations.

•

Maximize existing resources through efforts to enhance revenues and control or reduce costs. For businesses that do not fit with our long-term strategic goals, a reallocation of resources will be undertaken.

•	Strengthen the foundation of the company by finding, developing and retaining the best and brightest employees through a robust Leadership and Diversity program.

We implement our strategy and manage our operations through two business segments: newspaper publishing and broadcasting (television). The newspaper publishing segment includes the operations of 102 daily newspapers in the U.S. and U.K., nearly 900 non-daily local publications in the United States and Guam and almost 300 such titles in the U.K. Our 85 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily newspaper, with an average circulation of approximately 2.3 million, have a combined daily average paid circulation of 6.9 million, which is the nation’s largest newspaper group in terms of circulation. Together with the 17 daily paid-for newspapers our Newsquest division publishes in the U.K., the total average daily circulation of our 102 domestic and U.K. daily newspapers was approximately 7.5 million for 2007. All of our daily newspapers also operate Web sites which are tightly integrated with publishing operations. Our newspapers also have strategic business relationships with online investee companies including CareerBuilder, Classified Ventures, ShopLocal.com, Topix.net and Metromix LLC.

The newspaper publishing segment also includes PointRoll, an Internet ad services business; Planet Discover, a provider of local, integrated online search and advertising technology; Schedule Star LLC, which operates HighSchoolSports.net; commercial printing; newswire; marketing and data services operations.

Through our broadcasting segment, we own and operate 23 television stations with affiliated Web sites covering 18.2% of the U.S. in markets with more than 20 million households. We also include in this segment the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising through video screens located in elevators of office towers and select hotels across North America.

2007 operating summary and key business transactions: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2007 fiscal year ended on Dec. 30, 2007, and encompassed a 52-week period. The company’s 2006 and 2005 fiscal years encompassed 53-week and 52-week periods, respectively.

Unless stated otherwise, as in the section titled “Discontinued Operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., which were sold to Gatehouse Media, Inc. in May 2007, and the Chronicle-Tribune in Marion, Ind., which was contributed to the Gannett Foundation in May 2007, are excluded for all periods covered by this report. Similarly, the results of The (Boise) Idaho Statesman, and two newspapers in the state of Washington, The (Olympia) Olympian and The Bellingham Herald, which were disposed of in an asset exchange in 2005 as discussed later, are excluded for all periods covered by this annual report. These transactions are discussed in more detail in the business acquisitions, investments, exchanges, dispositions and discontinued operations section of this report, which follows on page 23.

From Continuing Operations

In thousands, except per share amounts

	2007	2006	Change
Operating revenues	$7,439,460	$7,847,613	(5%)
Operating income	$1,650,896	$1,904,595	(13%)
Net income	$975,577	$1,137,886	(14%)
Net income per share – diluted	$4.17	$4.81	(13%)

Discontinued Operations

In thousands, except per share amounts

	2007	2006	Change
Income from operation of discontinued operations, net of tax	$6,221	$22,896	(73%)
Per share – diluted	$0.03	$0.10	(70%)
Gain on disposal of newspaper businesses, net of tax	$73,814	$—	—
Per share – diluted	$0.32	$—	—

Net Income

In thousands, except per share amounts

	2007	2006	Change
Net income	$1,055,612	$1,160,782	(9%)
Net income per share – diluted	$4.52	$4.90	(8%)

In 2007, the company recorded a pre-tax non-cash intangible asset impairment charge of $72.0 million ($50.8 million after tax and $0.22 per diluted share). This charge is reflected in income from continuing operations and reduced the carrying value of certain U.S. and U.K. mastheads to fair value. The non-cash intangible asset impairment charge did not affect the company’s operations or cash flow. Refer to Note 3 to the Consolidated Financial Statements for further details of this charge.

Net income per diluted share was $4.52 for 2007 compared to $4.90 for 2006. Earnings from continuing operations per diluted share were $4.17 for 2007 and $4.81 for 2006.

Operating revenues declined 5% to $7.4 billion for 2007 reflecting the significant impact the real estate crisis and the softening economy had on advertising along with the effect of competitive forces. Revenue comparisons are also adversely affected by the near absence of $112 million in advertising revenues associated with the Olympics and political elections in 2006 as well as the absence of the additional week in 2006.

The overall softness in newspaper and broadcasting revenue was partially offset by lower costs for newsprint, reflecting significantly lower consumption and slightly lower prices, other cost reduction efforts and the absence of the impact of the additional week of operations in 2006. Cost reduction efforts were partially offset by employee severance and facility consolidation costs of approximately $65 million and the non-cash impairment charge. Consequently, operating income declined 13% to $1.65 billion.

Interest expense was lower for the year – down $28.2 million or 10%, reflecting lower average debt levels, but slightly higher borrowing rates.

On a segment basis, total newspaper publishing revenues were $6.7 billion for 2007, a decrease of 5% from 2006. These revenues are derived principally from sales of advertising (including sales of Internet advertising) and circulation, which accounted for 74% and 19%, respectively, of total newspaper publishing revenues for 2007. Our Newsquest operations generated approximately 19% and 12% of these advertising and circulation revenues, respectively. Other newspaper publishing revenues were produced primarily by our commercial printing operations and PointRoll.

Newspaper publishing expenses decreased 2.8% over 2006 to $5.2 billion, due to lower newsprint costs, strong cost control efforts and the absence of the impact of the additional week of operations in 2006. These factors were partially offset by the $72.0 million impairment charge, the impact of the U.K. exchange rate on expenses and severance and facility consolidation costs.

Through our broadcasting segment, we produced $789 million in revenues for 2007, a decrease of 8% from 2006. Broadcasting expenses for 2007 decreased slightly to $474 million reflecting cost controls and lower ad selling costs.

Challenges for 2008: Looking forward to 2008, the company faces several important challenges, including:

•

Advertising revenue for our newspapers will be affected by the continuing real estate crisis, softening national economic conditions in the U.S. and the U.K. and strong competition for customer ad spending;

•

Newsprint prices are expected to increase due to newsprint industry consolidation. We will continue to manage our newsprint cost carefully by further web width reductions and use of lighter basis weight paper;

•	We will continue our efforts to align expenses with revenue levels through further centralization and consolidation actions and other cost control measures.

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

Refer to Note 1 to the Consolidated Financial Statements for a more complete discussion of all of the company’s significant accounting policies.

Reclassifications of certain items within the Consolidated Statements of Income: Beginning with this report, the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, have been reclassified from the “All other” revenue category and are reflected in a separate line in the Non-Operating section of the Statements of Income titled “Equity income in unconsolidated investees, net.” Reclassifications have been made for all prior periods presented. “All other” revenue is now comprised principally of commercial printing revenues and revenue from PointRoll.

“Equity income in unconsolidated investees, net” includes earnings from newspaper partnerships, as discussed above, and equity income and losses from online/new technology businesses which were previously classified in “Other” non-operating items.

Business acquisitions, investments, exchanges, dispositions and discontinued operations

2007: In May 2007, the company completed the sale of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, Ind., to the Gannett Foundation. In connection with these transactions, the company recorded a net after-tax gain of $73.8 million in discontinued operations. For all periods presented, results from these businesses have been reported as discontinued operations.

In January 2007, the company acquired Central Florida Future, the independent student newspaper of the University of Central Florida.

In June 2007, the company acquired the Central Ohio Advertiser Network, a network of eight weekly shoppers with the Advertiser brand and a commercial print operation in Ohio.

In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates HighSchoolSports.net and the Schedule Star solution for local athletic directors. HighSchoolSports.net is a leader in the increasingly competitive world of online high school sports.

At the end of October 2007, the company, in conjunction with Tribune Company, announced a joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, will focus on launching Metromix.com in the nation’s top 30 markets plus other key metro areas in the coming months. Metromix is owned equally by the two parent companies.

The total cash paid in 2007 for business acquisitions was $30.6 million and for investments was $40.0 million. The financial statements reflect an allocation of purchase price that is preliminary for the acquisitions.

2006: In January 2006, the company acquired a minority equity interest in 4INFO, a leading mobile and media advertising company with the largest ad-supported text messaging content network in the U.S.

In April 2006, the company contributed the Muskogee (Okla.) Phoenix to the Gannett Foundation. In connection with the acquisition of Clipper Magazine, Inc. in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in 2006 as a result of certain performance metrics being achieved by these businesses.

In June 2006, the company completed the acquisition of KTVD-TV in Denver and in August the acquisition of WATL-TV in Atlanta, which created the company’s second and third duopolies.

In August 2006, the company made additional investments in CareerBuilder.com, ShopLocal.com and Topix.net totaling $155 million, which increased the ownership stake in each of those businesses. At Dec. 30, 2007, the company held a 40.8% equity interest in CareerBuilder.com; a 42.5% interest in ShopLocal.com; and a 33.7% interest in Topix.net.

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

The total cash paid in 2006 for business acquisitions was $402.7 million and for investments was $338.3 million.

2005: In March 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio and Kentucky.

Also in 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user-friendly, non-intrusive technology for advertisers.

In July 2005, Knight Ridder, Inc. (now McClatchy Co.) sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit are reflected in “Equity income in unconsolidated investees, net.”

During August 2005, the company completed an exchange of assets in which Knight Ridder (now McClatchy Co.) received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million. Operating results for 2005 and all prior periods presented in this report exclude the results of the former Gannett properties which have been reclassified to income from discontinued operations.

In September 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pennsylvania. As a result of this transaction, the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. At and from the effective date of the agreement, the company has accounted for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method and these amounts are reflected in “Equity income in unconsolidated investees, net.” In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Consolidated Statement of Income.

During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

The total cash paid for 2005 business acquisitions was $619.3 million and for investments was $93.4 million.

During March 2005, the company acquired a minority equity interest in Topix.net, a news content aggregation service.

In December 2005, the company purchased a minority equity interest in ShermansTravel, an online travel news, advertising and booking service.

RESULTS OF OPERATIONS

Consolidated summary – continuing operations

A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts

	2007	Change	2006	Change	2005
Operating revenues	$7,439	(5%)	$7,848	6%	$7,435
Operating expenses (1)	$5,789	(3%)	$5,943	9%	$5,457
Operating income (1)	$1,651	(13%)	$1,905	(4%)	$1,977
Income from continuing operations
Per share – basic (1)	$4.18	(13%)	$4.81	(1%)	$4.84
Per share – diluted (1)	$4.17	(13%)	$4.81	—	$4.82

(1)	Results for 2007 include a pre-tax non-cash intangible asset impairment charge of $72.0 million ($50.8 million after tax or $.22 per share). This charge did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

A discussion of operating results of the company’s newspaper publishing and broadcasting segments, along with other factors affecting net income, follows. The discussion below is focused mainly on changes in historical financial results, however certain operating information is also presented on a pro forma basis, which assumes that all properties owned at the end of 2007 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Newspaper publishing segment

In addition to its domestic local newspapers and affiliated Web sites, the company’s newspaper publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Gannett Offset commercial printing and other advertising and marketing services businesses. The newspaper segment in 2007 contributed 89% of the company’s revenues and 86% of its operating income.

Newspaper operating results were as follows:

In millions of dollars

	2007	Change	2006	Change	2005
Revenues	$6,650	(5%)	$6,993	4%	$6,698
Expenses (1)	$5,237	(3%)	$5,386	9%	$4,964
Operating income (1)	$1,413	(12%)	$1,607	(7%)	$1,734

(1)	Results for 2007 include a pre-tax non-cash intangible asset impairment charge of $72.0 million. This charge did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

Impact of acquisitions: The increases reflected above for 2006 revenues and expenses are attributable in large measure to business acquisition activity. In particular, full year reporting of the Detroit transaction was a key driver. Until that transaction became effective on Aug. 1, 2005, the company’s 50% interest in the Detroit joint operating agency was accounted for under the equity method and reported as “Equity income in unconsolidated investees, net.”

Upon completing the transactions with Knight Ridder (now McClatchy Co.) and MediaNews Group, the company became the majority owner in Detroit operations and therefore, the company has fully consolidated these operations within its newspaper publishing segment. Therefore, all newspaper-related revenue and expense line items since Aug. 1, 2005, reflect an increase from this ownership and attendant accounting change.

Foreign currency translation: The average exchange rate used to translate U.K. newspaper results was 2.00 for 2007, 1.84 for 2006 and 1.82 for 2005. Therefore, newspaper publishing segment revenue and expense variances when comparing 2007 with 2006 and 2005 are higher as a result.

Newspaper operating revenues: Newspaper operating revenues are derived principally from advertising and circulation sales, which accounted for 74% and 19%, respectively, of total newspaper revenues in 2007. Ad revenues include those derived from advertising placed with newspaper affiliated Internet sites. Other publishing revenues are mainly from commercial printing and PointRoll.

The table below presents the principal components of reported newspaper revenues for the last three years.

Newspaper operating revenues, in millions of dollars

	2007	Change	2006	Change	2005
Advertising	$4,937	(6%)	$5,276	4%	$5,065
Circulation	$1,252	(2%)	$1,280	4%	$1,236
Commercial printing and other	$461	5%	$438	11%	$396
Total	$6,650	(5%)	$6,993	4%	$6,698

The table below presents the principal components of reported newspaper advertising revenues for the last three years.

Advertising revenues, in millions of dollars

	2007	Change	2006	Change	2005
Local	$2,179	(4%)	$2,279	5%	$2,163
National	$766	(7%)	$820	5%	$778
Classified	$1,993	(8%)	$2,177	2%	$2,124
Total ad revenue	$4,937	(6%)	$5,276	4%	$5,065

Newspaper revenue comparisons 2007-2006: Reported advertising revenues for 2007 decreased $338 million or 6%. The decrease reflects the impact of the real estate and subprime mortgage crisis, the softening U.S. economy, competitive forces, as well as the absence of the additional week in 2006. Advertising revenues in Arizona, California, Florida and Nevada continue to be the most severely affected by the slowing U.S. economy. Approximately 40% of the U.S. community newspaper ad revenue decline can be attributed to these four states. However, most U.S. newspaper businesses reported lower revenues. In the U.K., in local currency, ad revenues were lower as well, but less so than in the U.S. U.K. ad revenue declines in local currency were more than offset by a higher average exchange rate for 2007.

In the tables that follow, newspaper advertising and circulation revenue results along with related advertising linage and circulation volume statistics are presented on a pro forma basis. For Newsquest, advertising and circulation revenues are fully reflected in the pro forma amounts, as are daily paid circulation volumes. Advertising linage for Newsquest is not reflected, however. Reported and pro forma newspaper revenue comparisons between 2007 and 2006 are negatively impacted by the additional 53rd week in 2006.

Advertising revenues, in millions of dollars (pro forma)

	2007	Change	2006	Change	2005
Local	$2,179	(4%)	$2,278	2%	$2,224
National	$766	(7%)	$820	1%	$812
Classified	$1,993	(8%)	$2,177	(1%)	$2,198
Total ad revenue	$4,937	(6%)	$5,275	1%	$5,235

Advertising linage, in millions of inches, and preprint distribution (pro forma)

	2007	Change	2006	Change	2005
Local	31.3	(7%)	33.7	1%	33.5
National	3.0	(10%)	3.3	(8%)	3.6
Classified	48.5	(10%)	54.1	—	53.9
Total Run-of-Press	82.8	(9%)	91.1	—	91.0
Preprint distribution (millions)	11,668	(4%)	12,211	—	12,242

The table below reconciles advertising revenues on a pro forma basis to advertising revenues on a GAAP basis.

In millions of dollars

	2007	2006	2005
Pro forma ad revenues	$4,937	$5,275	$5,235
Less: Net effect of transactions	—	1	(170)

As reported ad revenues	$4,937	$5,276	$5,065

Reported local ad revenues were down $100 million or 4% in 2007. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, furniture, entertainment and financial categories. Comparisons were also adversely impacted by the additional week in 2006. Local ad revenues declined in the U.S. but rose in the U.K. due to the currency impact. Pro forma local ad revenues were down 4%, with pro forma linage down 7% from last year.

Reported national ad revenues were down $54 million or 7% in 2007, primarily due to lower ad sales for USA TODAY branded publications although national ad revenues for U.S. community newspapers were lower as well. Pro forma national ad revenues decreased 7% and linage was 10% lower.

Reported classified ad revenues decreased $184 million or 8%. Classified revenue declined in the U.S. but rose in the U.K. due to the currency impact. In the U.S., classified was significantly affected by the real estate crisis and its contribution to an overall softening in the advertising environment. On a pro forma basis, classified ad revenues decreased 8%, with pro forma linage down 10%. Classified revenue declines occurred in all three principal categories of employment (down 9%), real estate (down 11%), and automotive (down 14%). Classified revenue softness was greater in the U.S. than in the U.K.

Looking to 2008, ad revenues and volume are expected to be lower in most core print categories and in most newspaper markets. Continued growth is expected from online ad sales. Revenue results for 2008 will be affected by regional economic performance in the U.S. and the U.K. (key affected categories would include retail, real estate, employment and automotive), consumer confidence, by competitive forces, weakening or strengthening in the British pound-to-U.S. dollar exchange rate and the geopolitical environment.

Reported 2007 newspaper circulation revenues declined $27 million or 2% over 2006. Circulation revenues for local U.S. newspapers were down slightly, while revenues rose slightly at USA TODAY and in the U.K. due to the currency impact.

USA TODAY’s average daily circulation for 2007 increased 1% to 2,289,872. USA TODAY reported an average daily paid circulation of 2,293,137 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 30, 2007, an increase of 1% over the comparable period in 2006.

For local newspapers, morning circulation accounts for approximately 84% of total daily volume, while evening circulation accounts for 16%.

Pro forma circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies.

Average net paid circulation volume, in thousands (pro forma)

	2007	Change	2006	Change	2005
Local Newspapers
Morning	4,428	(3%)	4,581	(1%)	4,640
Evening	823	(4%)	860	(3%)	883
Total daily	5,251	(3%)	5,441	(1%)	5,523
Sunday	5,828	(4%)	6,068	(3%)	6,243

Newspaper revenue comparisons 2006-2005: For 2006, reported advertising revenues increased $211 million or 4%. The increase reflects the additional week in 2006, the full year impact of 2005 acquisitions, particularly Detroit and Tallahassee, as well as incremental revenues in the U.S. from purchased or internally developed non-daily publications. Approximately 75% of the growth in reported advertising revenue for 2006 was attributable to newly acquired businesses. In the U.K., ad revenues in local currency were weaker in all categories in 2006, but the weakness was moderated slightly by a higher average exchange rate.

Reported local ad revenues were up $116 million or 5% in 2006. Pro forma local ad revenues were up 2%, with pro forma linage up 1% from 2005. Revenue from small and medium-sized advertisers advanced in our domestic newspapers, while the revenue performance of larger advertisers softened.

Reported national ad revenues were up $42 million or 5% in 2006. Pro forma national ad revenues increased 1% on a 8% pro forma lineage decrease.

Reported classified ad revenues increased $53 million or 2% in 2006. On a pro forma basis, classified ad revenues decreased 1%, with pro forma linage even. Classified gains were achieved in the U.S. in the employment, real estate and legal categories. Automotive declined due to decreased spending by auto dealers in the company’s domestic and U.K. markets.

Reported 2006 newspaper circulation revenues increased $44 million or 4% over 2005, primarily as a result of the Detroit transaction. Circulation revenues for local U.S. newspapers was down slightly, while revenues rose slightly at USA TODAY and in the U.K.

USA TODAY’s average daily circulation for 2006 decreased 1% to 2,259,329. USA TODAY reported an average daily paid circulation of 2,269,509 in the ABC Publisher’s Statement for the 26 weeks ended Sept. 24, 2006, a 1% decrease over the comparable period in 2005.

Newspaper expense comparisons 2007-2006: Newspaper operating costs declined $149 million or 3% in 2007, primarily due to lower newsprint consumption, strong cost controls and the absence of the additional week in 2006. These factors were partially offset by the impact of the U.K. exchange rate on expenses, and staff consolidation costs. Newspaper segment costs also include a $72.0 million non-cash impairment charge related to the carrying value of certain mastheads. The impairment charge relates to several publication mastheads, or titles, from businesses acquired in recent years in the U.S. and the U.K. The charge results from lower revenue expectations from these properties than were anticipated at the date they were acquired.

Absent this charge, which had no effect on operations or operating cash flow, newspaper segment expense would have been down $221 million, or 4%. If the non-cash impairment charge is excluded from 2007 costs and adjustments are made to reflect a constant currency rate for 2007 and 2006, newspaper segment expense would have declined 5%.

During 2007, in efforts to align newspaper costs with revenue levels, the company undertook reductions-in-force programs at many of its newspaper properties. These programs involved a reduction of nearly 1,700 positions. Efficiency programs also involved the consolidation of production and business facilities. In total the company recorded severance and facility consolidation costs of approximately $65 million in 2007.

Reported newsprint expense declined 12% for 2007, reflecting a 1% decrease in average prices and an 11% decrease in consumption. The company has systematically reduced web widths throughout the U.S. newspaper group over the last few years and it has plans to make further reductions in 2008. Expanded use of light weight basis newsprint also occurred in 2007, and substantially more of the company’s newsprint consumption will be shifted to light weight in 2008.

Newspaper payroll costs were down approximately 2% reflecting headcount reductions partially offset by modest wage/salary increases.

Newspaper expense comparisons 2006-2005: Newspaper operating costs rose $422 million or 9%, in 2006, primarily due to the Detroit and Tallahassee acquisitions, internal growth of non-daily publications, higher newsprint costs, stock compensation expense and the 53rd week.

Reported newsprint expense rose 10%, reflecting a 9% increase in average prices.

Reported newspaper payroll costs were up approximately 6% reflecting additions to headcount from acquisitions and non-daily publication growth. On a pro forma basis, payroll costs rose 4%.

Benefit costs in the aggregate for the newspaper segment were higher in 2006 as a result of stock-based compensation expense and generally higher ongoing costs for medical and disability benefits.

Outlook for 2008: U.S. newsprint prices are expected to rise due to newsprint industry consolidation. Further web-width reductions and basis weight conversions will temper the impact of these higher prices. In the U.K., the company expects a newsprint price reduction in the mid to high single digits in 2008. Payroll costs are expected to decline, reflecting the impact of staff reductions in the U.S. and U.K.

The company expects to further centralize certain of its newspaper business activities and otherwise focus on aligning costs with the revenue environment.

Newspaper operating income: Newspaper operating income decreased in 2007, to $1.41 billion from $1.61 billion in 2006. The principal factors affecting operating income were the following:

Favorable

•	generally lower newsprint usage and prices; and

•	currency translation at a higher rate in 2007.

Unfavorable

•	generally lower operating results in the U.S. amid a softening overall revenue environment and competitive forces;

•	lower employment, automotive and real estate ad revenues in the U.S. and U.K.;

•	negative impact of 2006’s extra week on 2007;

•	non-cash intangible asset impairment charge of $72.0 million; and

•	severance and facility consolidation costs, although these will result in labor and benefit costs going forward.

Newspaper operating income comparisons 2006-2005: Newspaper operating income decreased in 2006 to $1.61 billion from $1.73 billion in 2005. Domestic growth in classified employment and real estate, growth in online revenues, full year of business for acquisitions made in 2005 (including PointRoll, Detroit, Hometown Communications and Tallahassee), and the positive impact of the 53rd week all contributed to the increase. Offsetting factors included higher newsprint prices, lower operating results in the U.K., significantly lower automotive ad revenues in the U.S. and the U.K., initial year of stock compensation costs, employee benefit costs for pension and staff consolidation costs.

Broadcasting

The company’s broadcasting operations at the end of 2007 included 23 television stations and affiliated Web sites in markets with a total of more than 20 million households reaching 18.2% of U.S. television homes, and Captivate Network.

Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2007 and 2006, and 10% in 2005.

Over the last three years, reported broadcasting revenues, expenses and operating income were as follows:

In millions of dollars

	2007	Change	2006	Change	2005
Revenues	$789	(8%)	$855	16%	$736
Expenses	$474	—	$475	12%	$425
Operating income	$315	(17%)	$380	22%	$311

Reported broadcast revenues decreased $66 million or 8% for 2007. The 2007 year-over-year comparison is unfavorably impacted by the near absence of $112 million in ad revenues associated with the 2006 Winter Olympics, political/election related advertising and the extra week in 2006. Revenues in 2007 benefited from the 2006 station acquisitions. Excluding Captivate, broadcast revenues decreased 8%; local television station revenue was 3% lower and national was 19% lower. Television online revenue increased by 30% in 2007.

Broadcasting costs were even with the prior year, reflecting generally lower television station costs because of lower ad sales, offset by incremental costs associated with the 2006 station acquisitions.

Broadcast results 2006-2005: Reported broadcast revenues increased $119 million or 16% for 2006. Incremental television revenues from the Olympics, and political/election-related advertising totaled approximately $98 million. The acquisition of KTVD-TV in Denver and WATL-TV in Atlanta favorably impacted the revenue comparison. Other ad category results included higher revenue for telecom, services and home improvement, offset by slightly lower automotive and retail. Excluding Captivate, broadcast revenues increased 16%; local television station revenue was 12% higher and national was 22% higher.

Reported operating expenses increased $50 million or 12% in 2006. Excluding Captivate, television operating expenses increased 12%, primarily due to sales commissions related to higher revenues, programming costs related to launching of several new local shows, costs from the two stations acquired in 2006, stock compensation and the amortization of intangibles.

Outlook for 2008: The company expects strong advertising demand from local, state and national political and election activity in 2008 and it expects solid ad demand from Summer Olympics coverage on its NBC stations. Continued growth in online revenue is also anticipated. Broadcast selling costs will increase in 2008 along with the revenue improvement. Operating profit from broadcast should show substantial gains in 2008.

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars

	2007	Change	2006	Change	2005
Cost of sales	$4,164	(5%)	$4,371	9%	$3,995
Selling, general and admin. expenses	$1,270	(2%)	$1,301	9%	$1,197
Depreciation	$246	4%	$237	(2%)	$243
Amortization of intangible assets	$36	6%	$34	48%	$23
Intangible asset impairment	$72	—	$—	—	$—

Total	$5,789	(3%)	$5,943	9%	$5,457

Cost of sales for 2007 declined $207 million or 5%. Newsprint costs were substantially lower because of reduced consumption and lower prices. Generally strong cost controls were in place at all operations and comparisons are favorably affected by the extra week in 2006. These favorable factors were partially offset by severance and facility consolidation costs and by the higher foreign currency translation rate for U.K. operations.

Selling, general and administrative expenses declined $31 million or 2% primarily due to strong cost controls, lower stock compensation expense and the absence of the impact of the additional week in 2006.

Depreciation expense was 4% higher in 2007, reflecting accelerated depreciation related to facility consolidations.

A non-cash intangible asset impairment charge of $72 million was recognized in 2007, which is more fully discussed in Note 3 to the Consolidated Financial Statements.

Total operating expenses declined 3% or $154 million in 2007. If the non-cash impairment charge is excluded from 2007 costs and adjustments are made to reflect a constant currency rate for 2007 and 2006, operating costs would have declined 5%. This includes the negative impact of $65 million in severance and facility consolidation costs.

Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2007	2006	2005
Payroll and employee benefits	46.8%	46.9%	47.5%
Newsprint and other production material	17.1%	18.3%	18.3%

Operating expense comparisons 2006-2005: Cost of sales for 2006 increased $376 million or 9%, reflecting incremental costs from acquisitions, internal growth of non-daily products, as well as higher newsprint, pension and staff consolidation costs.

Selling, general and administrative expenses increased by $104 million or 9% in 2006 primarily due to acquisitions, higher ad sales costs in broadcasting and first time expensing of stock-based compensation of $47 million in 2006.

Depreciation expense was 2% lower in 2006 reflecting accelerated depreciation taken in 2005 on press equipment taken out of service. Amortization of intangible assets rose 48%, reflecting costs associated with acquisitions.

Outlook for 2008: The company anticipates lower operating costs in 2008, reflecting savings from headcount reductions and centralization of operations, partially offset by potentially higher price-driven newsprint expense and higher selling costs for the broadcasting segment.

Non-operating income and expense

Interest expense in 2007 fell $28 million or 10%, reflecting lower average outstanding debt.

Interest expense in 2006 rose $77 million or 37%, reflecting higher interest rates and higher average outstanding debt related to investments, acquisitions and share repurchases.

The company’s long term debt and interest costs are more fully discussed in Note 6 to the Consolidated Financial Statements.

Equity income: Beginning with this report, the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, have been reclassified from “All other” revenue and are now reflected as “Equity income in unconsolidated investees, net” in the non-operating section of the Statements of Income. Reclassifications have been made for all prior periods presented. This line also includes equity income and losses from online/new technology businesses which were previously classified in “Other non-operating items.”

Other non-operating items: This income statement category reflects interest and investment income and losses as well as gains or losses on the sale of investments and other non operating assets. Costs reflected here also include minority interest charges for consolidated businesses, principally the Detroit Newspaper Partnership.

The lower non-operating income amount reported in 2007 relates primarily to a gain recorded in 2006 upon the sale of the company’s interest in the Cincinnati Reds.

Outlook for 2008: The company expects its average interest rates and interest expense to be lower in 2008. In the first quarter of 2008, the company will recognize a gain of $26 million upon the final closing of the sale of certain excess land adjacent to its Tysons Corner headquarters in Virginia.

Provision for income taxes on earnings from continuing operations

The company’s effective income tax rate was 32.7% in 2007, 32.4% in 2006 and 33.2% in 2005. The 2007 and 2006 rates reflect the favorable settlement of tax audits during those years. The provisions of the American Jobs Creation Act, which permit a deduction for certain domestic production activities, favorably affected the company’s effective tax rate for 2007, 2006 and 2005. Higher state income taxes contributed to the increase in the effective rate for 2007.

Further information concerning income tax matters is contained in Note 9 of the Consolidated Financial Statements.

Income from continuing operations

For 2007, the company’s income from continuing operations declined 14% to $975.6 million. The decline reflects lower revenues and earnings from both the newspaper publishing and broadcasting segments, including the non-cash after-tax impairment charge of $50.8 million or $.22 per diluted share, partially offset by significant cost reductions, particularly for newspapers.

Income from continuing operations on a per share basis, basic and diluted, declined 13.1% and 13.3%, respectively in 2007. Share repurchase activity, discussed further in the Liquidity and Capital Resources section of this report, reduced the impact of lower earnings on earnings per share calculations. The share repurchases made in 2007 will also have a favorable impact on earnings per share in 2008.

In thousands, except per share amounts

	2007	Change	2006	Change	2005
Income from continuing operations
Per basic share (1)	$4.18	(13%)	$4.81	(1%)	$4.84
Per diluted share (1)	$4.17	(13%)	$4.81	—	$4.82
Average basic shares outstanding	233,148	(1%)	236,337	(4%)	244,958
Average diluted shares outstanding	233,740	(1%)	236,756	(4%)	246,256

(1)	Results for 2007 include a pre-tax non-cash intangible asset impairment charge of $72.0 million ($50.8 million after tax or $.22 per share). This charge did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

In 2006, the company reported income from continuing operations of $1.14 billion or $4.81 per diluted share. Income from continuing operations was down 4% while income per share, basic and diluted, declined 0.6% and 0.2%, respectively, reflecting share repurchase activity.

Discontinued operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., sold in May 2007. The Chronicle-Tribune in Marion, Ind., was contributed to the Gannett Foundation in May 2007 and is also included in discontinued operations. The (Boise) Idaho Statesman and two newspapers in the state of Washington – The (Olympia) Olympian and The Bellingham Herald – that were part of an exchange transaction with Knight Ridder completed on Aug. 29, 2005, are also included in discontinued operations. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented.

Earnings from discontinued operations, excluding the gain, per diluted share were $0.03 in 2007, $0.10 in 2006 and $0.16 in 2005. In 2007 and 2005, the company also reported earnings per diluted share of $0.32 and $0.08, respectively, for the gain on the disposition of these properties.

Discontinued Operations

In thousands, except per share amounts

	2007	Change	2006	Change	2005
Income from operation of discontinued operations, net of tax	$6,221	(73%)	$22,896	(43%)	$39,999
Per share – diluted	$.03	(70%)	$.10	(38%)	$.16
Gain on disposal of newspaper businesses, net of tax	$73,814	—	—	—	$18,755
Per share – diluted	$.32	—	—	—	$.08

Net income and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

In millions of dollars, except per share amounts

	2007	Change	2006	Change	2005
Net income	$1,056	(9%)	$1,161	(7%)	$1,245
Per basic share	$4.53	(8%)	$4.91	(3%)	$5.08
Per diluted share	$4.52	(8%)	$4.90	(3%)	$5.05

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was $1.35 billion in 2007, down from $1.48 billion in 2006, reflecting lower operating earnings and taxes paid of approximately $135 million on the gain on sale of discontinued operations. These factors were partially offset by lower interest cost and refunds of tax and interest received of $178 million (see Note 9 of the Consolidated Financial Statements for more detail).

Cash provided by investing activities totaled $265.6 million. This reflects capital spending of $171.4 million, $30.6 million for acquisitions, and $40.0 million for equity investments, including Metromix. Proceeds from the sale of certain assets totaled $464.2 million and include funds received from the sale of discontinued operations.

Cash used by the company for financing activities totaled $1.6 billion in 2007. This reflects repurchase of approximately 4.6 million shares of the company’s stock for $215.2 million, the payment of dividends totaling $311.2 million and payments of unsecured promissory notes and other indebtedness totaling $2.1 billion. These financing cash flows were partially offset by proceeds from the issuance of the unsecured senior convertible notes totaling $1.0 billion.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements

	2007	2006	2005
Current ratio	1.4-to-1	1.4-to-1	1.3-to-1
Accounts receivable turnover	7.5	7.8	7.6
Newsprint inventory turnover	6.8	6.4	6.0

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

As described more fully below in “Accumulated other comprehensive income,” the company entered into interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates.

Long-term debt

The long-term debt of the company is summarized below.

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Unsecured senior convertible notes	$1,000,000	$—
Unsecured promissory notes	835,010	2,201,245
Unsecured floating rate notes	750,000	750,000
Unsecured notes bearing fixed rate interest at 6.375%	499,046	498,822
Unsecured notes bearing fixed rate interest at 5.50%	—	699,752
Unsecured notes bearing fixed rate interest at 4.125%	499,721	499,114
Unsecured notes bearing fixed rate interest at 5.75%	497,832	497,200
Industrial revenue bonds	16,729	16,729
Newscom shareholder loan notes	—	47,159

Total long-term debt	$4,098,338	$5,210,021

The unsecured promissory notes at Dec. 30, 2007, were due from Jan. 2, 2008, to Feb. 8, 2008, with rates varying from 5.28% to 5.60%.

The unsecured promissory notes at Dec. 31, 2006, were due from Jan. 2, 2007, to Feb. 1, 2007, with rates varying from 5.31% to 5.41%.

The maximum amount of such promissory notes outstanding at the end of any period during 2007 and 2006 was $2.7 billion and $3.6 billion, respectively. The daily average outstanding balance of promissory notes was $1.7 billion during 2007 and $2.8 billion during 2006. The weighted average interest rate on such notes was 5.4% for 2007 and 4.9% for 2006. Total average debt outstanding in 2007 and 2006 was $4.6 billion and $5.3 billion, respectively. The weighted average interest rate on all debt was 5.4% for 2007 and 5.2% for 2006.

The Newscom notes were loan notes issued in the U.K. to former shareholders of Newscom in connection with its acquisition. In December 2007, the company redeemed these notes from funds generated by its Newsquest operations.

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one-month LIBOR, reset monthly, minus twenty-three basis points (4.8% at Dec. 30, 2007).

On April 2, 2007, the company redeemed the $700 million aggregate principal amount of 5.50% notes. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.

The industrial revenue bonds have maturities in 2008 and 2009 and bear interest at variable interest rates (3.4% at Dec. 30, 2007).

At Dec. 30, 2007, the company had a total of $3.9 billion of credit available under three revolving credit agreements expiring in 2012. The revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured fixed rate notes, the floating rate notes, the unsecured senior convertible notes and other indebtedness due in 2008, 2009 and 2011 are classified as long-term debt.

The commitment fee rates for all revolving credit agreements may range from .05% to .10%, depending on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The rate in effect on Dec. 30, 2007, was .07% for all facilities. At the option of the company, the interest rate on borrowings under these agreements may be .10% to .40% above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus .50%. The percentages that apply depend on Standard & Poor’s or Moody’s credit rating of the company’s senior unsecured long-term debt. The revolving credit agreements in place at Dec. 30, 2007, contain a single restrictive provision that requires the maintenance of net worth of at least $3.5 billion. At Dec. 30, 2007, net worth was $9.0 billion.

Under the automatic shelf registration filed with the Securities and Exchange Commission in July 2006, an unspecified amount of additional debt or equity securities can be issued, subject to the $7 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of long-term and short-term debt and financing of acquisitions. The company may also invest borrowed funds that are not required immediately for other purposes in short-term marketable securities.

The following annual maturities schedule of long-term debt assumes the company had used its $3.9 billion of revolving credit agreements to refinance existing unsecured promissory notes, the unsecured fixed rate notes, the unsecured floating rate notes, the unsecured senior convertible notes and other indebtedness due in 2008, 2009 and 2011. Based on this refinancing assumption, all of these obligations are reflected in maturities for 2012.

In thousands of dollars

2008	$—
2009	—
2010	—
2011	—
2012	4,098,338
Later years	—

Total	$4,098,338

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.1 billion at Dec. 30, 2007, approximately equal to book value.

At Dec. 30, 2007, and Dec. 31, 2006, the company estimates that the amount reported on its balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

The company has a capital expenditure program (not including business acquisitions) of approximately $175 million planned for 2008, including approximately $11 million for land and buildings or renovation of existing facilities, $141 million for machinery and equipment, and $23 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2008 capital program will be funded from cash flow from operations.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments.

Contractual obligations

	Payments due by period
In millions of dollars	Total	2008	2009-10	2011-12	Thereafter
Long-term debt (1)	$4,998	$213	$427	$4,358	$—
Operating leases (2)	314	55	91	61	107
Purchase obligations (3)	473	162	177	93	41
Programming contracts (4)	138	12	85	39	2
Other long-term liabilities (5)	439	42	85	87	225

Total	$6,362	$484	$865	$4,638	$375

(1)	See Note 6 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume short-term commercial paper and term debt is outstanding for the life of the back-up revolving credit agreements.
(2)	See Note 11 to the Consolidated Financial Statements.
(3)	Includes purchase obligations related to printing contracts, capital projects, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 30, 2007, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.
(4)	Programming contracts include television station commitments reflected in the consolidated balance sheet and commitments to purchase programming to be produced in future years.
(5)	Other long-term liabilities primarily consist of amounts expected to be paid under postretirement benefit plans.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 30, 2007, the company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $264 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the Consolidated Financial Statements for further discussion of income taxes.

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

Capital stock

In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion, and as of Dec. 30, 2007, approximately $881.7 million may yet be expended under the program. Under the program, the company purchased $215.2 million (4.6 million shares), $215.4 million (3.9 million shares) and $1.3 billion (17.6 million shares) in 2007, 2006 and 2005, respectively. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate circumstances. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. For more information on the share repurchase program, refer to Item 5 of Part II of this Form 10-K.

In October 2005, the company accelerated the vesting of 4.6 million options for which the option exercise price was substantially above the then-current market price for the company’s shares. The options affected by this acceleration of vesting were principally comprised of the entire grant made on Dec. 10, 2004, which had an option price of $80.90 (equal to the market price on the grant date) and a fair value established using the Black-Scholes pricing model of $15.18 per option. For its executive officers, the company imposed a holding period that requires them to refrain from selling shares acquired upon the exercise of these options (other than shares that may be sold to cover payment of the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the options’ original vesting terms or an executive officer’s last day of employment, whichever date is earlier.

Because the company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, and because the options discussed above were priced above current market, the acceleration of vesting did not require accounting recognition in the company’s financial statements. However, the impact of the vesting acceleration on pro forma stock-based compensation required to be disclosed in the financial statement footnotes under the provisions of SFAS No. 123 was to increase such disclosed cost by approximately $32 million for 2005.

The options were accelerated to reduce the expense impact in 2006 and thereafter of the new accounting standard for stock-based compensation. A discussion of this new accounting standard is included in Note 1 to the financial statements.

An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding contributions in cash. The ESOP uses the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of participants.

The company’s common stock outstanding at Dec. 30, 2007, totaled 230,202,557 shares, compared with 234,743,902 shares at Dec. 31, 2006.

Dividends

Dividends declared on common stock amounted to $331 million in 2007, compared with $283 million in 2006, reflecting an increase in the dividend rate which was partially offset by a decrease in shares outstanding.

On July 24, 2007, the quarterly dividend was increased 29%, from $.31 to $.40 per share.

Cash dividends		Payment date	Per share
2007	4th Quarter	Jan. 2, 2008	$.40
	3rd Quarter	Oct. 1, 2007	$.40
	2nd Quarter	July 2, 2007	$.31
	1st Quarter	April 2, 2007	$.31

2006	4th Quarter	Jan. 2, 2007	$.31
	3rd Quarter	Oct. 2, 2006	$.31
	2nd Quarter	July 3, 2006	$.29
	1st Quarter	April 13, 2006	$.29

Accumulated other comprehensive income

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $777 million at the end of 2007 and $699 million at the end of 2006. The increase reflects a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 30, 2007, were translated from Sterling to U.S. dollars at an exchange rate of 2.00 versus 1.96 at the end of 2006. Newsquest’s financial results were translated at an average rate of 2.00 for 2007, 1.84 for 2006 and 1.82 for 2005.

The company adopted SFAS No. 158 at Dec. 31, 2006, which changed the accounting for pension and other postretirement benefits as discussed in Note 1 to the financial statements. Under this new standard the company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 30, 2007, accumulated other comprehensive income includes a $338 million after-tax charge for the aggregate excess of retirement plan liabilities over plan assets.

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

Effects of inflation and changing prices and other matters

The company’s results of operations and financial condition have not been significantly affected by inflation. The company’s principal operating costs have not generally been subject to significant inflationary pressures. Further, the effects of inflation and changing prices on the company’s property, plant and equipment and related depreciation expense have been reduced as a result of an ongoing capital expenditure program and the availability of replacement assets with improved technology and efficiency.

The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $777 million at Dec. 30, 2007. This reflects a strengthening of the British pound against the U.S. dollar since the Newsquest acquisition. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 30, 2007, exchange rate of 2.00. Refer to Item 7A below for additional detail.

New accounting pronouncements: On December 4, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are effective for the beginning of fiscal year 2009. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interests and classified as a component of equity. Management is in the process of studying the impact of this standard on the company’s financial accounting and reporting.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement is effective for the company at the beginning of fiscal year 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Additionally, SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management has elected to not adopt the optional treatment afforded by SFAS No. 159.

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on Jan. 1, 2007. Refer to Note 9 – Income taxes for additional information.

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

Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal newspaper or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (l) changes in the regulatory environment; (m) declining operating results that could lead to non-cash intangible asset impairment charges; and (n) general economic, political and business conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. A 10% change in the price of Sterling against the U.S. dollar would change reported net income for 2007 by approximately 2%.

Because the company has $835 million in commercial paper obligations outstanding at Dec. 30, 2007, that have relatively short-term maturity dates, as well as $1.0 billion of floating rate notes, the company is subject to significant changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings, and $1.0 billion of floating rate notes, a 1/2% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $9.2 million.

Refer to Note 6 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Notes 1 and 7 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Nos. 123(R) and 158 during fiscal year 2006 and FASB Interpretation No. 48 during fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, included in Item 9A, expressed an unqualified opinion thereon.

McLean, Virginia

February 22, 2008

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Assets
Current assets
Cash and cash equivalents	$77,249	$94,256
Trade receivables, less allowance for doubtful receivables of $36,772 and $38,123, respectively	956,523	1,023,006
Other receivables	92,660	192,964
Inventories	97,086	120,802
Deferred income taxes	28,470	15,130
Prepaid expenses and other current assets	91,267	85,861

Total current assets	1,343,255	1,532,019

Property, plant and equipment
Land	224,609	247,390
Buildings and improvements	1,545,781	1,576,945
Machinery, equipment and fixtures	3,087,618	3,147,898
Construction in progress	63,869	37,877

Total	4,921,877	5,010,110
Less accumulated depreciation	(2,306,207)	(2,234,688)

Net property, plant and equipment	2,615,670	2,775,422

Intangible and other assets
Goodwill	10,034,943	10,060,440
Indefinite-lived and amortized intangible assets, less accumulated amortization of $123,680 and $87,594, respectively	735,461	836,568
Investments and other assets	1,158,398	1,019,355

Total intangible and other assets	11,928,802	11,916,363

Total assets	$15,887,727	$16,223,804

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Liabilities and shareholders’ equity
Current liabilities
Accounts payable
Trade	$219,450	$252,042
Other	37,943	40,602
Accrued liabilities
Compensation	144,318	143,107
Interest	24,972	25,338
Other	237,955	227,487
Dividend payable	93,050	72,984
Income taxes	24,301	190,430
Deferred income	180,174	164,958

Total current liabilities	962,163	1,116,948

Deferred income taxes	696,112	702,123
Income taxes	319,778	—
Long-term debt	4,098,338	5,210,021
Postretirement medical and life insurance liabilities	216,988	229,930
Other long-term liabilities	556,910	558,208

Total liabilities	6,850,289	7,817,230

Minority interests in consolidated subsidiaries	20,279	24,311

Commitments and contingent liabilities (see Note 11)

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares:
Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	721,205	685,900
Retained earnings	13,019,143	12,337,041
Accumulated other comprehensive income	430,891	306,298

	14,495,658	13,653,658

Less Treasury stock, 94,216,075 shares and 89,674,730 shares, respectively, at cost	(5,478,499)	(5,271,395)

Total shareholders’ equity	9,017,159	8,382,263

Total liabilities, minority interests and shareholders’ equity	$15,887,727	$16,223,804

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts

Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Net operating revenues
Newspaper advertising	$4,937,159	$5,275,650	$5,065,380
Newspaper circulation	1,252,356	1,279,530	1,236,406
Broadcasting	789,297	854,821	736,452
All other	460,648	437,612	396,398

Total	7,439,460	7,847,613	7,434,636

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	4,164,083	4,370,550	3,994,710
Selling, general and administrative expenses, exclusive of depreciation	1,270,090	1,301,170	1,196,767
Depreciation	246,275	237,309	242,577
Amortization of intangible assets	36,086	33,989	23,236
Intangible asset impairment	72,030	—	—

Total	5,788,564	5,943,018	5,457,290

Operating income	1,650,896	1,904,595	1,977,346

Non-operating (expense) income
Equity income in unconsolidated investees, net	40,693	38,044	6,638
Interest expense	(259,825)	(288,040)	(210,625)
Interest income	10,421	4,817	5,932
Other non-operating items	6,692	22,670	(3,001)

Total	(202,019)	(222,509)	(201,056)

Income before income taxes	1,448,877	1,682,086	1,776,290
Provision for income taxes	473,300	544,200	590,390

Income from continuing operations	975,577	1,137,886	1,185,900

Discontinued operations
Income from the operation of discontinued operations, net of tax	6,221	22,896	39,999
Gain on disposal of newspaper businesses, net of tax	73,814	—	18,755

Net income	$1,055,612	$1,160,782	$1,244,654

Earnings from continuing operations per share—basic	$4.18	$4.81	$4.84

Earnings from discontinued operations
Discontinued operations per share—basic	.03	.10	.16
Gain on disposal of newspaper businesses per share—basic	.32	—	.08

Net income per share—basic	$4.53	$4.91	$5.08

Earnings from continuing operations per share—diluted	$4.17	$4.81	$4.82

Earnings from discontinued operations
Discontinued operations per share—diluted	.03	.10	.16
Gain on disposal of newspaper businesses per share—diluted	.32	—	.08

Net income per share—diluted	$4.52	$4.90	$5.05

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Cash flows from operating activities
Net income	$1,055,612	$1,160,782	$1,244,654
Adjustments to reconcile net income to operating cash flows
Pre-tax gain on disposal of newspaper businesses	(213,614)	—	(165,755)
Depreciation	249,039	242,781	252,950
Amortization of intangibles	36,086	33,989	23,236
Intangible asset impairment	72,030	—	—
Minority interest	1,535	2,148	8,783
Stock-based compensation	29,082	47,040	—
Provision for deferred income taxes	15,488	32,010	10,713
Pension expense, net of pension contributions	20,064	92,016	28,822
Other, net, including gains on asset sales	(63,956)	(63,422)	(18,417)
Decrease (increase) in trade receivables	56,237	(1,341)	(17,987)
Decrease in other receivables	200,780	19,613	23,982
Decrease (increase) in inventories	21,943	(2,145)	4,149
(Decrease) increase in accounts payable	(35,970)	(34,165)	31,154
Decrease in interest and taxes payable	(46,070)	(17,759)	(18,497)
Change in other assets and liabilities, net	(53,177)	(31,682)	23,954

Net cash flow from operating activities	1,345,109	1,479,865	1,431,741

Cash flows from investing activities
Purchase of property, plant and equipment	(171,405)	(200,780)	(262,637)
Payments for acquisitions, net of cash acquired	(30,581)	(402,684)	(619,283)
Payments for investments	(39,963)	(338,341)	(93,396)
Proceeds from investments	43,381	53,751	12,451
Proceeds from sale of certain assets, including discontinued operations	464,157	42,927	245,334
Proceeds from (purchase of) investments in marketable securities	—	93,822	(93,822)

Net cash provided by (used for) investing activities	265,589	(751,305)	(811,353)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of debt issuance fees	1,000,000	1,246,820	498,175
(Payments of) proceeds from unsecured promissory notes	(1,364,523)	(1,481,828)	939,150
Payments of unsecured fixed rate notes and other indebtedness	(748,099)	—	(600,000)
Dividends paid	(311,237)	(280,008)	(272,885)
Cost of common shares repurchased	(215,210)	(215,426)	(1,309,477)
Proceeds from issuance of common stock upon exercise of stock options	12,472	27,353	72,537
Distributions to minority interest in consolidated partnerships	(3,014)	(3,013)	(13,381)

Net cash used for financing activities	(1,629,611)	(706,102)	(685,881)

Effect of currency exchange rate change	1,906	2,995	(1,578)

(Decrease) increase in cash and cash equivalents	(17,007)	25,453	(67,071)
Balance of cash and cash equivalents at beginning of year	94,256	68,803	135,874

Balance of cash and cash equivalents at end of year	$77,249	$94,256	$68,803

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands of dollars

Fiscal years ended December 25, 2005, December 31, 2006, and December 30, 2007	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balance: Dec. 26, 2004	$324,421	$563,279	$10,487,960	$591,487	$(3,803,145)	$8,164,002
Net income, 2005			1,244,654			1,244,654
Foreign currency translation adjustment				(344,534)		(344,534)
Minimum pension liability adjustment, net of tax benefit of $ 702				2,197		2,197

Total comprehensive income						902,317

Dividends declared, 2005: $1.12 per share			(273,118)			(273,118)
Treasury stock acquired					(1,309,477)	(1,309,477)
Stock options exercised		47,134			25,403	72,537
Restricted stock awards settled		309			159	468
Tax benefit derived from stock awards settled		7,722				7,722
Other treasury stock activity	(2)	1,125			4,988	6,111

Balance: Dec. 25, 2005	$324,419	$619,569	$11,459,496	$249,150	$(5,082,072)	$7,570,562

Net income, 2006			1,160,782			1,160,782
Foreign currency translation adjustment				413,878		413,878
Minimum pension liability adjustment, net of tax provision of $12,036				19,638		19,638

Total comprehensive income						1,594,298

Adoption of SFAS No. 158 for pension and post retirement benefits, net of tax benefit of $ 220,108				(376,368)		(376,368)
Dividends declared, 2006: $1.20 per share			(283,237)			(283,237)
Treasury stock acquired					(215,426)	(215,426)
Stock options exercised		14,303			13,050	27,353
Stock option compensation		39,230				39,230
Restricted stock compensation		7,810				7,810
Tax benefit derived from stock awards settled		3,325				3,325
Other treasury stock activity		1,663			13,053	14,716

Balance: Dec. 31, 2006	$324,419	$685,900	$12,337,041	$306,298	$(5,271,395)	$8,382,263

Net income, 2007			1,055,612			1,055,612
Foreign currency translation adjustment				78,230		78,230
Interest rate swap				(8,523)		(8,523)
Pension and other postretirement benefit liability adjustment, net of tax provision of $ 39,049				54,886		54,886

Total comprehensive income						1,180,205

Dividends declared, 2007: $1.42 per share			(331,010)			(331,010)
Adjustment to initially apply FIN No. 48			(42,500)			(42,500)
Treasury stock acquired					(215,210)	(215,210)
Stock options exercised		7,493			4,557	12,050
Stock option compensation		21,178				21,178
Restricted stock compensation		7,904				7,904
Tax benefit derived from stock awards settled		422				422
Other treasury stock activity		(1,692)			3,549	1,857

Balance: Dec. 30, 2007	$324,419	$721,205	$13,019,143	$430,891	$(5,478,499)	$9,017,159

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2007 fiscal year ended on Dec. 30, 2007, and encompassed a 52-week period. The company’s 2006 and 2005 fiscal years encompassed 53-week and 52-week periods, respectively.

Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in “Equity income in unconsolidated investees, net” in the Consolidated Statements of Income.

Reclassifications of certain items within the Consolidated Statements of Income: Beginning with this report, the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, have been reclassified from the “All other” revenue category and are reflected in a separate line in the Non-Operating section of the Consolidated Statements of Income titled “Equity income in unconsolidated investees, net.” Reclassifications have been made for all prior periods presented. “All other” revenue is now comprised principally of commercial printing revenues and revenue from PointRoll.

“Equity income in unconsolidated investees, net” includes earnings from newspaper partnerships, as discussed above, and equity income and losses from online/new technology businesses which were previously classified in “Other” non-operating items.

Operating agencies: Certain of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results from the Tucson joint operating agency are accounted for under the equity method and reported as “Equity income in unconsolidated investees, net.” The company’s operating results from the Detroit joint operating agency were similarly accounted for under the equity method through July 31, 2005. As discussed more fully in Note 2 to the financial statements, effective July 31, 2005, the company acquired a controlling interest in that operation and therefore results from Detroit newspaper operations have since been fully consolidated in its financial statements along with a minority interest charge for its minority partner’s interest.

The Cincinnati joint operating agency was terminated effective Dec. 31, 2007. Henceforth the company’s newspaper, The Cincinnati Enquirer, will be the sole daily newspaper in that market.

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

Cash and cash equivalents: Cash and cash equivalents consist of cash and investments in money market funds.

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

Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. The company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a multiple of earnings valuation technique and, in certain cases, a discounted cash flow technique. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In determining the reporting units, the company considers the way it manages its businesses and the nature of those businesses. The company has established its reporting units for newspapers at or one level below the segment level. These reporting units therefore consist principally of U.S. community newspaper businesses, the USA TODAY group and the U.K. newspaper group. For Broadcasting, goodwill is accounted for at the segment level. The company determined that no impairment of recorded goodwill existed at Dec. 30, 2007.

The company performs an impairment test annually, or more often if circumstances dictate, of its indefinite-lived intangible assets. As described more fully in Note 3, the company recognized a pre-tax intangible asset impairment charge of $72.0 million related to certain indefinite-lived intangible assets during 2007. Intangible assets that have finite useful lives are amortized over those useful lives. See additional detail in Note 3.

Valuation of long-lived assets: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 30, 2007, and Dec. 31, 2006, such investments aggregated approximately $17 million.

Investments where the company does have significant influence are recorded under the equity method of accounting. See Note 5 for further discussion of these investments.

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

Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, ads placed on its Web sites, amounts charged to customers for commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors, reduced by the amount of discounts taken. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Retirement plans: Pension and other postretirement benefits costs under the company’s retirement plans are actuarially determined. The company recognizes the cost of postretirement benefits including pension, medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.

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

Effective Dec. 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement beginning in 2006 include (a) compensation expense for all unvested stock-based awards that were granted through Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company’s stock option awards generally have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years). See Note 10 for further discussion.

The company also grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period.

Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences. The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on Jan. 1, 2007. See Note 9 for further discussion.

Per share amounts: The company reports earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from restricted stock units.

Foreign currency translation: The income statements of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in comprehensive income and are classified as accumulated other comprehensive income in shareholders’ equity.

New accounting pronouncements: On December 4, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are effective for the beginning of fiscal year 2009. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as non-controlling interests and classified as a component of equity. Management is in the process of studying the impact of these standards on the company’s financial accounting and reporting.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement is effective for the company at the beginning of fiscal year 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Management has elected to not adopt the optional treatment afforded by SFAS No. 159.

NOTE 2

Acquisitions, investments, dispositions and exchanges

2007: In May 2007, the company completed the sale of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, Ind., to the Gannett Foundation. In connection with these transactions, the company recorded a net after-tax gain of $73.8 million (reflecting a charge for goodwill associated with these businesses of $138 million) in discontinued operations. For all periods presented, results from these businesses have been reclassified in the Consolidated Statements of Income and reported as discontinued operations.

Amounts applicable to these discontinued operations are as follows:

In millions of dollars

	2007	2006	2005
Revenues	$41	$128	$130
Pretax income	$10	$37	$42
Net income	$6	$23	$25

In January 2007, the company acquired Central Florida Future, the independent student newspaper of the University of Central Florida.

In June 2007, the company acquired the Central Ohio Advertiser Network, a network of eight weekly shoppers with the Advertiser brand and a commercial print operation in Ohio.

In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates HighSchoolSports.net and the Schedule Star solution for local athletic directors. HighSchoolSports.net is a leader in the increasingly competitive world of online high school sports.

At the end of October 2007, the company, in partnership with Tribune Company, announced a joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, will focus on launching Metromix.com in the nation’s top 30 markets plus other key metro areas in the coming months. Metromix is owned equally by the two parent companies.

The total cash paid in 2007 for business acquisitions and investments was $30.6 million and $40.0 million, respectively. The financial statements reflect an allocation of purchase price that is preliminary for these acquisitions.

Subsequent to the end of 2007, the company closed on the acquisition of X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the strong USA TODAY Sports brand.

2006: In January 2006, the company acquired a minority equity interest in 4INFO, a leading mobile and media advertising company with the largest ad-supported text messaging content network in the U.S.

In April 2006, the company contributed the Muskogee (Okla.) Phoenix to the Gannett Foundation. In connection with the acquisition of Clipper Magazine in 2003 and PointRoll, Inc. in 2005, the company paid additional cash consideration totaling $41.2 million in 2006 as a result of certain performance metrics being achieved by these businesses.

The company completed the acquisition of KTVD-TV in Denver in June 2006 and the acquisition of WATL-TV in Atlanta in August 2006. These acquisitions created the company’s second and third broadcast station duopolies.

In August 2006, the company made additional investments in CareerBuilder.com, ShopLocal.com and Topix.net totaling $155 million, which increased the ownership stake in each of those businesses. At Dec. 30, 2007, the company held a 40.8% equity interest in CareerBuilder.com; a 42.5% interest in ShopLocal.com; and a 33.7% interest in Topix.net.

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

The total cash paid in 2006 for business acquisitions and investments was $402.7 million and $338.3 million, respectively.

2005: In 2005, the company completed the acquisition of the assets of Hometown Communications Network, Inc., a community publishing company with one daily, 59 weeklies, 24 community telephone directories, a shopping guide and other niche publications in Michigan, Ohio, and Kentucky.

Also in 2005, the company acquired 92% of the stock of PointRoll, Inc., a leading rich media marketing company that provides Internet user-friendly, non-intrusive technology for advertisers.

In July 2005, Knight Ridder, Inc. (now McClatchy Co.) sold its newspaper interests in Detroit to Gannett and MediaNews Group and the two publishers formed the Detroit Newspaper Partnership, L.P. MediaNews Group acquired The Detroit News from Gannett and Gannett acquired the Detroit Free Press. Beginning Aug. 1, 2005, Detroit’s results have been fully consolidated in the financial statements of Gannett along with a minority interest charge for MediaNews Group’s interest. Prior to that date, the results from the company’s 50% interest in Detroit are reflected in “Equity income in unconsolidated investees, net.”

During August 2005, the company completed an exchange of assets in which Knight Ridder (now McClatchy Co.) received from Gannett The (Boise) Idaho Statesman, and two newspapers in the state of Washington: The (Olympia) Olympian and The Bellingham Herald. In return, Gannett received the Tallahassee (Fla.) Democrat and cash consideration. This exchange was accounted for as the simultaneous sale of discontinued operations and a purchase of the Tallahassee newspaper. The company recorded an after-tax gain on this transaction of $18.8 million (reflecting a charge for goodwill associated with these businesses of $221 million). Operating results for 2005 exclude the results of the former Gannett properties which have been reclassified in the Consolidated Statements of Income and reported as discontinued operations.

Amounts applicable to these discontinued operations are as follows:

In millions of dollars

2005
Revenues	$67
Pretax income	$24
Net income	$15

In September 2005, the company acquired the Exchange & Mart and Auto Exchange titles in the U.K.

        On Dec. 25, 2005, the company completed an agreement with its partner in the Texas-New Mexico Newspapers Partnership, MediaNews Group, Inc., to expand the partnership. Under this agreement, the company contributed to the partnership its newspaper in Chambersburg, Pa., the Public Opinion, and MediaNews Group contributed three other newspapers in Pennsylvania. As a result of this transaction, the company’s ownership interest in the partnership was reduced from 66.2% to 40.6%, and MediaNews Group became the managing partner. In connection with this transaction, the company recorded a minor non-monetary gain that is reflected in “Other non-operating items” in the Statement of Income. At and from the effective date of the agreement, the company has accounted for its partnership interest in Texas-New Mexico Newspapers Partnership under the equity method and these amounts are reflected in “Equity income in unconsolidated investees, net.” During 2005, the company also purchased several small non-daily publications in the U.S. and U.K.

During March 2005, the company acquired a minority equity interest in Topix.net, a news content aggregation service.

In December 2005, the company purchased a minority equity interest in ShermansTravel, an online travel news, advertising and booking service.

The total cash paid for the 2005 business acquisitions and investments was $619.3 million and $93.4 million, respectively.

NOTE 3

Goodwill and other intangible assets

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 144.

The company performed an impairment test of its goodwill at Dec. 30, 2007, and at Dec. 31, 2006, and determined that no impairment existed.

The company performed an impairment test of its indefinite-lived intangible assets at Dec. 31, 2006, and determined that no impairment existed at the time. During 2007, the company determined that the carrying values of mastheads at certain properties in the U.K. and U.S., which are classified as indefinite-lived intangible assets, were not recoverable based on the annual impairment test. Accordingly, the company recognized a non-cash impairment charge of $72.0 million ($50.8 million after tax) to reduce the carrying value of these mastheads to fair value. The impairment charge is included in newspaper publishing segment expenses and is reflected as “Intangible asset impairment” in the Consolidated Statement of Income for 2007. The company calculated the fair value of the mastheads using an income based valuation approach. The impairment charge relates to several publication mastheads, or titles, from businesses acquired in recent years in the U.S. and the U.K., and results from lower revenue expectations from these properties than were anticipated at the date they were acquired.

The following table displays goodwill, indefinite-lived intangible assets, and amortized intangible assets at Dec. 30, 2007, and Dec. 31, 2006.

In thousands of dollars

	Gross	Accumulated Amortization	Net

Dec. 30, 2007
Goodwill	$10,034,943	$—	$10,034,943
Indefinite-lived intangibles:
Mastheads and trade names	248,501	—	248,501
Television station FCC licenses	255,304	—	255,304
Amortized intangible assets:
Customer relationships	307,114	110,491	196,623
Other	48,222	13,189	35,033

Total	$10,894,084	$123,680	$10,770,404

Dec. 31, 2006
Goodwill	$10,060,440	$—	$10,060,440
Indefinite-lived intangibles:
Mastheads and trade names	339,247	—	339,247
Television station FCC licenses	255,304	—	255,304
Amortized intangible assets:
Customer relationships	303,827	80,174	223,653
Other	25,784	7,420	18,364

Total	$10,984,602	$87,594	$10,897,008

Amortization expense was approximately $36.1 million in 2007 and $34.0 million in 2006. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles include commercial printing relationships and internally developed technology and were assigned lives of between five and ten years and are amortized on a straight-line basis.

For each of the next five years, amortization expense relating to the amortized intangibles is expected to be in the same range as 2007, assuming no acquisitions or dispositions.

In thousands of dollars

	Newspaper Publishing	Broadcasting	Total

Goodwill
Balance at Dec. 25, 2005	$8,135,381	$1,549,625	$9,685,006

Acquisitions & adjustments	(44,471)	73,762	29,291
Dispositions	(946)	—	(946)
Foreign currency exchange rate changes	347,087	2	347,089

Balance at Dec. 31, 2006	$8,437,051	$1,623,389	$10,060,440

Acquisitions & adjustments	59,827	(4,891)	54,936
Dispositions	(138,345)	—	(138,345)
Foreign currency exchange rate changes	57,358	554	57,912

Balance at Dec. 30, 2007	$8,415,891	$1,619,052	$10,034,943

NOTE 4

Consolidated statements of cash flows

Cash paid in 2007, 2006 and 2005 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars

	2007	2006	2005
Income taxes	$653,368	$549,763	$728,984
Interest	$260,247	$281,275	$218,004

Interest in the amount of $43,000, $2.0 million and $3.2 million was capitalized in 2007, 2006 and 2005, respectively.

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

In connection with the acquisition of a controlling interest in Schedule Star LLC in October 2007, the company recorded a liability of $7.2 million related to payments due to the sellers in future years.

NOTE 5

Investments

The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Ponderay Newsprint Company	13.50%
California Newspapers Partnership	19.49%
ShermansTravel	19.67%
Classified Ventures	23.60%
4INFO	24.68%
fish4	33.33%
Topix.net	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
CareerBuilder	40.80%
ShopLocal	42.50%
Detroit Weekend Direct	50.00%
Metromix	50.00%
Tucson Newspapers Partnership	50.00%

The aggregate carrying value of the equity investments at Dec. 30, 2007, was $823 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition. The aggregate amount of pre-tax earnings recorded by the company for its investments accounted for under the equity method was $40.7 million, $38.0 million, and $6.6 million for 2007, 2006, and 2005, respectively.

The company also recorded revenue related to CareerBuilder and Classified Ventures products for online advertisements placed in its newspaper markets. Such amounts totaled approximately $207 million for 2007, $206 million for 2006 and $167 million for 2005.

NOTE 6

Long-term debt

The long-term debt of the company is summarized below:

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Unsecured senior convertible notes	$1,000,000	$—
Unsecured promissory notes	835,010	2,201,245
Unsecured floating rate notes	750,000	750,000
Unsecured notes bearing fixed rate interest at 6.375%	499,046	498,822
Unsecured notes bearing fixed rate interest at 5.50%	—	699,752
Unsecured notes bearing fixed rate interest at 4.125%	499,721	499,114
Unsecured notes bearing fixed rate interest at 5.75%	497,832	497,200
Industrial revenue bonds	16,729	16,729
Newscom shareholder loan notes	—	47,159

Total long-term debt	$4,098,338	$5,210,021

The unsecured promissory notes at Dec. 30, 2007, were due from Jan. 2, 2008, to Feb. 8, 2008, with rates varying from 5.28% to 5.60%.

The unsecured promissory notes at Dec. 31, 2006, were due from Jan. 2, 2007, to Feb. 1, 2007, with rates varying from 5.31% to 5.41%.

The maximum amount of such promissory notes outstanding at the end of any period during 2007 and 2006 was $2.7 billion and $3.6 billion, respectively. The daily average outstanding balance of promissory notes was $1.7 billion during 2007 and $2.8 billion during 2006. The weighted average interest rate on such notes was 5.4% for 2007 and 4.9% for 2006. Total average debt outstanding in 2007 and 2006 was $4.6 billion and $5.3 billion, respectively. The weighted average interest rate on all debt was 5.4% for 2007 and 5.2% for 2006.

The unsecured fixed rate notes bearing interest at 6.375% were issued in March 2002 and mature in 2012.

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

On April 2, 2007, the company redeemed the $700 million aggregate principal amount of 5.50% notes. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.

In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bear interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. The interest rate at Dec. 30, 2007, was 4.8%. At issuance, the conversion rate of these notes was 10.853 shares of Gannett common stock per $1,000 principal amount of the convertible notes, resulting in an initial conversion price per share of $92.14. The holder can convert these notes into cash and shares of the company’s common stock, if any, prior to maturity, subject to the company’s option to deliver cash in lieu of shares. The company may redeem all or some of the convertible notes for cash at any time on or after July 15, 2008, at 100% of their principal amount plus any accrued and unpaid interest. On July 15, 2008, 2009, 2012, 2017, 2022, 2027 and 2032, or upon the occurrence of a change in control, the holders of the convertible notes may require the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus any accrued and unpaid interest.

The industrial revenue bonds have maturities in 2008 and 2009 and bear interest at variable interest rates (3.4% at Dec. 30, 2007).

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and changes in fair value are recorded through accumulated other comprehensive income with a corresponding adjustment to other long-term liabilities.

The Newscom loan notes were issued in the U.K. to former shareholders of Newscom in connection with its acquisition. In December 2007, the company redeemed these notes.

In February 2007, the company amended its existing three multi-year credit agreements. The amended facilities mature in March 2012 and total $3.9 billion. These revolving credit agreements provide backup for commercial paper and for general corporate purposes; therefore, the unsecured promissory notes, unsecured fixed rate notes, the unsecured floating rate notes, the unsecured senior convertible notes and other indebtedness due in 2008, 2009 and 2011 are classified as long-term debt.

The revolving credit agreements in place at Dec. 30, 2007, contain a restrictive provision that requires the maintenance of net worth of at least $3.5 billion. At Dec. 30, 2007, net worth was $9.0 billion.

Under the automatic shelf registration filed with the Securities and Exchange Commission in July 2006, an unspecified amount of additional debt or equity securities can be issued, subject to the $7 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.

The following schedule of annual maturities of long-term debt assumes the company had used its $3.9 billion of revolving credit agreements to refinance existing unsecured promissory notes, the unsecured fixed rate notes, the unsecured floating rate notes, the unsecured senior convertible notes and other indebtedness due in 2008, 2009 and 2011. Based on this refinancing assumption, all of these obligations are reflected in the maturities for 2012.

In thousands of dollars

2008	$—
2009	—
2010	—
2011	—
2012	4,098,338
Later years	—

Total	$4,098,338

The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.1 billion at Dec. 30, 2007, approximately equal to book value.

At Dec. 30, 2007, and Dec. 31, 2006, the company estimates that the amount reported on the balance sheet for financial instruments, including cash and cash equivalents, trade and other receivables, and other long-term liabilities, approximates fair value.

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

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. This statement requires the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans in the balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2007, 2006 and 2005 are presented in the following table:

In thousands of dollars

	2007	2006	2005
Service cost—benefits earned during the period	$100,213	$107,644	$96,288
Interest cost on benefit obligation	199,714	183,637	169,336
Expected return on plan assets	(276,437)	(247,434)	(227,322)
Amortization of prior service credit	(21,025)	(21,097)	(21,372)
Amortization of actuarial loss	43,051	68,824	57,562
Special termination benefit charge	1,527	2,703	330

Pension expense for company-sponsored retirement plans	47,043	94,277	74,822
Union and other pension cost	7,246	8,398	10,143

Total pension cost	$54,289	$102,675	$84,965

The following table provides a reconciliation of pension benefit obligations (on a Projected Benefit Obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Change in benefit obligations
Benefit obligations at beginning of year	$3,527,523	$3,333,710
Service cost	100,213	107,644
Interest cost	199,714	183,637
Plan participants’ contributions	13,212	13,026
Plan amendments	(7,077)	14,757
Actuarial gains	(98,764)	(117,047)
Foreign currency translation	14,551	82,036
Gross benefits paid	(229,376)	(201,615)
Acquisitions	—	111,375
Benefit obligations at end of year	$3,519,996	$3,527,523

Change in plan assets
Fair value of plan assets at beginning of year	$3,291,675	$2,963,897
Actual return on plan assets	251,731	361,128
Plan participants’ contributions	13,212	13,026
Employer contributions	34,225	10,659
Gross benefits paid	(229,376)	(201,615)
Foreign currency translation	14,801	77,980
Acquisitions	—	66,600
Fair value of plan assets at end of year	$3,376,268	$3,291,675

Funded status at end of year	$(143,728)	$(235,848)

Amounts recognized in Consolidated Balance Sheets
Long-term other assets	$116,150	$32,963
Accrued benefit cost—current	$(15,098)	$(14,025)
Accrued benefit cost—long term	$(244,780)	$(254,786)

Net actuarial losses recognized in accumulated other comprehensive income were $643.7 million in 2007 and $760.2 million in 2006. Prior service credits recognized in accumulated other comprehensive income were $72.3 million in 2007 and $85.6 million in 2006.

The actuarial loss and prior service credit expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $43.4 million and $20.9 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for 2007 consist of the following:

In thousands of dollars

Current year actuarial gain	$75,586
Amortization of actuarial loss	43,051
Current year prior service credit	7,077
Amortization of prior service credit	(21,025)

$104,689

Pension costs: The following assumptions were used to determine net pension costs:

	2007	2006	2005
Discount rate	5.85%	5.61%	5.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected return on asset assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 30, 2007	Dec. 31, 2006
Discount rate	5.60 - 6.23%	5.00 - 5.85%
Rate of compensation increase	4.00%	4.00%

The following table presents information for those company retirement plans for which accumulated benefits exceed assets:

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Accumulated benefit obligation	$280,667	$435,259
Fair value of plan assets	$64,900	$205,083

The following table presents information for those company retirement plans for which the projected benefit obligation exceeds assets:

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Projected benefit obligation	$1,134,243	$2,718,639
Fair value of plan assets	$874,365	$2,449,828

The company did not contribute to the Gannett Retirement Plan in 2007 or 2006. The company contributed $22.2 million to the U.K. retirement plan in 2007 and $9.7 million in 2006. At this time, the company expects in 2008 to contribute $14.6 million to the U.K. retirement plan and a de minimis amount to the Gannett Retirement Plan.

Plan assets: The fair value of plan assets was approximately $3.4 billion and $3.3 billion at the end of 2007 and 2006, respectively. The expected long-term rate of return on these assets was 8.75% for 2007, 2006 and 2005. The asset allocation for company-sponsored pension plans at the end of 2007 and 2006, and target allocations for 2008, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2008	2007	2006
Equity securities	59%	59%	65%
Debt securities	30	34	28
Other	11	7	7

Total	100%	100%	100%

        The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 9.3% for 2007, 13.2% for 2006 and 9.2% for 2005.

Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $48 million and $75 million at the end of 2007 and 2006, respectively. The plan received dividends of approximately $1.7 million on these shares in 2007.

Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars

2008	$219,937
2009	$227,235
2010	$236,098
2011	$246,267
2012	$258,358
2013-2017	$1,472,772

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

Postretirement benefit cost for health care and life insurance for 2007, 2006 and 2005 included the following components:

In thousands of dollars

	2007	2006	2005
Service cost—benefits earned during the period	$1,906	$2,101	$2,612
Interest cost on net benefit obligation	13,817	13,604	14,859
Amortization of prior service credit	(15,560)	(15,560)	(10,818)
Amortization of actuarial loss	5,180	5,068	2,543

Net periodic postretirement benefit cost	$5,343	$5,213	$9,196

Special termination benefit charge	$356	$231	$221
Curtailment gain	$—	$—	$(31,138)

In 2005 the company recognized a curtailment gain of $31.1 million in connection with the elimination of postretirement medical and life insurance benefits for U.S. employees under 50 years of age on Jan. 1, 2006.

In December 2003, the United States enacted into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company and its actuarial advisors determined that, based on regulatory guidance currently available, benefits provided by the company were at least actuarially equivalent to Medicare Part D, and, accordingly, the company received a federal subsidy beginning in 2006.

On Dec. 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the company to recognize the funded status of its retirement plans in the balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Change in benefit obligations
Net benefit obligations at beginning of year	$251,402	$267,806
Service cost	1,906	2,101
Interest cost	13,817	13,604
Plan participants’ contributions	11,937	11,058
Actuarial gain	(1,817)	(10,992)
Gross benefits paid	(37,466)	(35,394)
Federal subsidy on benefits paid	2,831	3,219
Net benefit obligations at end of year	$242,610	$251,402
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	25,529	24,336
Plan participants’ contributions	11,937	11,058
Gross benefits paid	(37,466)	(35,394)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$242,610	$251,402

Accrued postretirement benefit cost:
Current	$25,622	$21,472
Noncurrent	$216,988	$229,930

Net actuarial losses recognized in accumulated other comprehensive income were $50.7 million in 2007 and $57.0 million in 2006. Prior service credits recognized in accumulated other comprehensive income were $92.7 million in 2007 and $108.3 million in 2006.

The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $4.6 million and $15.6 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for 2007 consist of the following:

In thousands of dollars

Current year actuarial gain	$1,175
Amortization of actuarial loss	5,180
Amortization of prior service credit	(15,560)

$(9,205)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2007	2006	2005
Discount rate	5.81%	5.57%	5.75%
Health care cost trend on coverage – pre 65	9.00%	10.00%	11.00%
Health care cost trend on coverage – post 65	9.00%	10.00%	11.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2011	2011	2009

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 30, 2007	Dec. 31, 2006
Discount rate	6.13%	5.81%
Health care cost trend rate assumed for next year	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2011

An 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $12 million in the 2007 postretirement benefit obligation and a $1 million change in the aggregate service and interest components of the 2007 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars

	Benefit Payments	Subsidy Benefits
2008	$25,622	$2,960
2009	$25,781	$3,048
2010	$25,679	$3,112
2011	$25,575	$3,151
2012	$24,941	$3,166
2013-2017	$113,010	$14,675

The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 9

Income taxes

The provision for income taxes on income from continuing operations consists of the following:

In thousands of dollars

2007	Current	Deferred	Total
Federal	$358,018	$9,434	$367,452
State and other	42,240	12,529	54,769
Foreign	57,554	(6,475)	51,079

Total	$457,812	$15,488	$473,300

In thousands of dollars

2006	Current	Deferred	Total
Federal	$407,774	$19,082	$426,856
State and other	60,222	7,496	67,718
Foreign	43,808	5,818	49,626

Total	$511,804	$32,396	$544,200

In thousands of dollars

2005	Current	Deferred	Total
Federal	$451,776	$7,572	$459,348
State and other	69,136	1,110	70,246
Foreign	57,269	3,527	60,796

Total	$578,181	$12,209	$590,390

The components of earnings from continuing operations before income taxes consist of the following:

In thousands of dollars

	2007	2006	2005
Domestic	$1,091,725	$1,378,411	$1,415,893
Foreign	357,152	303,675	360,397

Total	$1,448,877	$1,682,086	$1,776,290

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax benefit	2.5	2.1	2.6
Earnings in jurisdictions taxed at rates different from the statutory
U.S. federal rate	(2.8)	(2.7)	(4.2)
Other, net	(2.0)	(2.0)	(0.2)

Effective tax rate	32.7%	32.4%	33.2%

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2005-2007.

Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $4 million for 2007, $15 million for 2006 and $25 million for 2005, covering U.S. federal and state income taxes and representing an effective rate of 39%. Also included in discontinued operations for 2007 and 2005 are gains recognized of $73.8 million and $18.8 million, respectively, which are net of tax. Taxes provided on the gains from the disposals totaled approximately $139.8 million for 2007 and $147 million for 2005, covering U.S. federal and state income taxes and represent an effective rate of 65.4% and 88.7%, respectively. The excess of these effective rates over the U.S. statutory tax of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2005, 2006 and 2007 are not significant.

Deferred tax liabilities and assets were composed of the following at the end of 2007 and 2006:

In thousands of dollars

	Dec. 30, 2007	Dec. 31, 2006
Liabilities
Accelerated depreciation	$398,552	$416,749
Accelerated amortization of deductible intangibles	593,866	504,913
Other	101,390	96,733

Total deferred tax liabilities	1,093,808	1,018,395

Assets
Accrued compensation costs	(114,428)	(94,633)
Pension	(59,569)	(86,208)
Postretirement medical and life	(95,413)	(100,659)
Federal tax benefits of uncertain state tax positions	(93,509)	—
Other	(63,247)	(49,902)

Total deferred tax assets	(426,166)	(331,402)

Total net deferred tax liabilities	667,642	686,993

Net current deferred tax assets	28,470	15,130

Net long-term deferred tax liabilities	$696,112	$702,123

The company’s legal and tax structure reflect acquisitions that have occurred over the years as well as the multi-jurisdictional nature of the company’s businesses.

The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on Jan. 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a $43 million increase in liabilities for unrecognized tax benefits with a corresponding reduction in the Jan. 1, 2007, balance of retained earnings.

The following table summarizes the activity related to unrecognized tax benefits:

In thousands of dollars

Total
Balance at Jan. 1, 2007	$239,406
Additions based on tax positions related to the current year	44,846
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	32,624
Reductions for tax positions of prior years	(26,856)
Settlements	(16,209)
Lapse of statute of limitations	(9,566)

Balance at Dec. 30, 2007	$264,245

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $162 million as of Jan. 1, 2007, and $182 million as of Dec. 30, 2007. This amount includes the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits at Jan. 1, 2007, was $239 million and at Dec. 30, 2007, was $264 million.

Included in the $264 million unrecognized tax benefit balance at Dec. 30, 2007, are $14 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. During 2007, 2006 and 2005, the company recognized interest and penalty expense (income) of $(5) million, $(6) million and $21 million, respectively. The amount of net accrued interest and penalties payable related to uncertain tax benefits as of the date of adoption of FIN No. 48 was approximately $46 million and as of Dec. 30, 2007, was $83 million. This change reflects the receipt of interest on federal tax refunds for the years 1995 through 2004.

In the third quarter of 2007, the Internal Revenue Service (IRS) completed its examinations of the U.S. income tax returns for 1995 through 2004, and as a result the company received refunds of tax and interest of approximately $178 million.

The 2005 through 2007 tax years remain subject to examination by the IRS. The IRS has commenced examination of the 2005 and 2006 U.S. income tax returns, and this examination is expected to be completed in 2009. The 2004 through 2007 tax years generally remain subject to examination by state authorities, and the years 2003-2007 are subject to examination in the U.K. In addition, tax years prior to 2004 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitation or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $33 million within the next 12 months primarily due to lapses of statutes of limitations in various jurisdictions.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital stock and earnings per share

The company’s earnings per share (basic and diluted) for 2007, 2006 and 2005 are presented below:

In thousands, except per share amounts

	2007	2006	2005
Net income	$1,055,612	$1,160,782	$1,244,654

Weighted average number of common shares outstanding (basic)	233,148	236,337	244,958
Effect of dilutive securities
Stock options	300	382	1,264
Restricted stock	292	37	34

Weighted average number of common shares outstanding (diluted)	233,740	236,756	246,256

Earnings per share (basic)	$4.53	$4.91	$5.08
Earnings per share (diluted)	$4.52	$4.90	$5.05

The diluted earnings per share amounts exclude the effects of approximately 27.3 million stock options outstanding for 2007, 26.6 million for 2006 and 11.7 million for 2005, as their inclusion would be antidilutive.

Share repurchase program

In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. During 2005, the company purchased approximately 17.6 million shares for $1.3 billion. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion. During 2006, 3.9 million shares were purchased under the program for $215.4 million. During 2007, 4.6 million shares were purchased under the program for $215.2 million. As of Dec. 30, 2007, approximately $881.7 million may yet be expended under the program.

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate circumstances. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

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

Stock options may be granted as either non-qualified stock options or incentive stock options. Options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day of grant. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of options to any participant in any fiscal year to no more than 1,000,000 shares. Options issued from 1996 through November 2004 have a 10-year exercise period, and options issued in December 2004 and thereafter have an eight-year exercise period. Options generally become exercisable at 25% per year after a one-year waiting period. On Oct. 26, 2005, however, the company amended certain option award agreements to accelerate vesting for options for which the exercise price was substantially above the then-current market price. The options affected by acceleration of vesting were principally comprised of the entire grant made on Dec. 10, 2004.

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

The following table illustrates what the effect would have been on its results of operations for 2005 had compensation costs for stock options been determined based on the fair value at grant date:

In thousands of dollars, except per share amounts

2005	As Reported Under APB 25	Impact of Stock-option Compensation Expense, net of tax	Accounted for Under SFAS No. 123

Net income	$1,244,654	$(87,781)	$1,156,873
Net income per share:
Basic	$5.08	$(0.36)	$4.72
Diluted	$5.05	$(0.37)	$4.68

Effective the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the income statement for 2006 and 2007, includes (a) expense for all unvested stock-based awards that were granted prior to Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) expense for all share-based payments granted on or after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Determining fair value

Valuation and amortization method – The company determines the fair value of stock options using the Black-Scholes option-pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is discussed below. This fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the four-year vesting period.

Expected term – The expected term represents the period that the company’s stock-based awards are expected to be outstanding, and is determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior.

Expected volatility – The fair value of stock-based awards reflects a volatility factor calculated using historical market data for the company’s common stock. The time frame used is 36 months prior to the grant date for awards prior to 2006, and 54 months for awards in 2006 and 2007.

Expected dividend – The dividend assumption is based on the company’s current expectations about its dividend policy.

Risk-free interest rate – The company bases the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.

Estimated forfeitures – When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The following assumptions were used to estimate the fair value of option awards:

	2007	2006	2005
Average expected term	4.5 yrs.	4.5 yrs.	6 yrs.
Expected volatility	16.77 - 17.80%	11.46 - 22.0%	11.46 - 13.62%
Weighted average volatility	17.35%	19.32%	11.59%
Risk-free interest rates	3.51 - 4.52%	4.32 - 4.84%	3.71 - 4.32%
Expected dividend yield	2.07 - 4.20%	1.30 -2.07%	1.24 - 1.30%
Weighted average expected dividend	2.97%	2.01%	1.29%

For 2007, the company recorded stock-based compensation expense of $29.1 million, comprising $21.2 million for stock options and $7.9 million for restricted stock. The tax benefit for stock compensation was $11.0 million. On an after-tax basis, total non-cash share based compensation expense was $18.1 million or $0.08 per share.

During 2006, the company recorded stock-based compensation expense of $47.0 million, comprising $39.2 million for stock options and $7.8 million for restricted stock. The tax benefit for stock compensation was $17.9 million. On an after-tax basis, total non-cash share based compensation expense was $29.1 million or $0.12 per share.

As of Dec. 30, 2007, there was $23.7 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 2.4 years.

During 2007, options for 216,864 shares of common stock were exercised from which the company received $12.0 million of cash. The intrinsic value of the options exercised was approximately $1.1 million. The actual tax benefit realized from the option exercises was $0.4 million.

During 2006, options for 620,091 shares of common stock were exercised from which the company received $27.3 million of cash. The intrinsic value of the options exercised was approximately $8.8 million. The actual tax benefit realized from the option exercises was $3.3 million.

Option exercises are satisfied through the issuance of shares from treasury stock.

Prior to the adoption of SFAS No. 123(R), the company presented all tax benefits for deductions from the exercise of options as operating cash flows in its statement of cash flows. SFAS No. 123(R) requires cash flows resulting from tax deductions which are in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as a financing cash flow. The amount of such excess tax benefits for 2007 and 2006 were $0.4 million and $3.3 million, respectively.

A summary of the company’s stock-option awards is presented below:

2007 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual Term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	28,920,680	$71.68
Granted	1,413,526	50.43
Exercised	(216,864)	55.58
Canceled/Expired	(2,183,989)	69.73
Outstanding at end of year	27,933,353	$70.88	4.8	$1,406,344
Options exercisable at year end	23,867,697	$73.24	4.5	—

Weighted average grant date fair value of Options granted during the year	$8.59

2006 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	28,913,513	$71.91
Granted	1,770,722	59.56
Exercised	(620,091)	44.08
Canceled/Expired	(1,143,464)	74.02
Outstanding at end of year	28,920,680	$71.68	5.6	$14,387,000
Options exercisable at year end	24,651,725	$73.48	5.3	12,523,000

Weighted average grant date fair value of Options granted during the year	$11.82

2005 Stock Option Activity	Shares	Weighted average exercise price
Outstanding at beginning of year	27,228,565	$72.88
Granted	3,651,009	62.28
Exercised	(1,208,751)	60.01
Canceled/Expired	(757,310)	79.04
Outstanding at end of year	28,913,513	$71.91
Options exercisable at year end	24,006,749	$73.41

Weighted average fair value of Options granted during the year	$11.66

In addition to stock options, the company issues stock-based compensation to employees in the form of restricted stock units (RSUs), which is an award of common stock subject to certain restrictions. These awards generally entitle employees to receive at the end of a four-year incentive period one share of common stock for each RSU granted, conditioned on continued employment for the full incentive period. Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period.

The company has also issued restricted stock to its Board of Directors. These restricted stock awards generally vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the grant date fair value. During 2007, 2006 and 2005, members of the Board of Directors were awarded 10,565 shares, 8,954 shares and 6,123 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when leaving the board.

For 2007, the company recorded compensation expense for restricted stock of $7.9 million and a related tax benefit of $3.0 million. For 2006, the company recorded compensation expense for restricted stock of $7.8 million and a related tax benefit of $3.0 million.

As of Dec. 30, 2007, there was $33.7 million of unrecognized compensation cost related to non-vested restricted stock. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 3.1 years.

A summary of restricted stock awards is presented below:

2007 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	586,900	$60.49
Granted	613,520	37.15
Settled	(101,558)	48.95
Canceled	(57,640)	60.01

Outstanding and unvested at end of year	1,041,222	$47.89

2006 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	275,409	$62.37
Granted	340,874	59.20
Settled	(2,826)	73.81
Canceled	(26,557)	60.83

Outstanding and unvested at end of year	586,900	$60.49

2005 Restricted Stock Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	11,855	$81.12
Granted	271,580	62.04
Settled	(7,164)	79.06
Canceled	(862)	77.79

Outstanding and unvested at end of year	275,409	$62.37

Long-term incentive program

In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Twenty-three senior executives have been designated to participate in the LTIP.

The company believes that rewards under the LTIP are appropriate if the company exceeds certain performance targets. On the other hand, to the extent that target goals are not achieved, potential LTIP payouts will be reduced or eliminated completely.

Awards made to eligible participants under the LTIP comprise a mix of performance shares and performance units. A performance share is the right to receive a share of Gannett common stock if the applicable performance targets are achieved (i.e. similar to a restricted share award). A performance unit is the right to receive a specified amount of cash if the applicable performance targets are achieved.

The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a proprietary target range of net income before tax, or NIBT, for fiscal year 2008, (ii) a proprietary target range of digital, Internet and other non-core business revenues for fiscal year 2008, and (iii) a proprietary range of excess total shareholder return, or TSR, measured over the period from Jan. 1, 2006, through Dec. 31, 2008, over the average TSR of those companies (other than the company) that comprised the S&P 500 Publishing Index as of Jan. 1, 2006. Actual payouts of performance shares and performance units under the LTIP, if any, will be determined by a formula, which measures performance against the targets during the Performance Period. If performance is below the applicable threshold level for all of the targets, then no LTIP pay-outs will be made. To the extent that performance meets or exceeds the applicable threshold level for any combination of the targets, a varying amount of performance shares and performance units will be earned. For 2007, the company did not achieve an interim goal under the LTIP. Also, the company determined it is no longer probable it would achieve one of the strategic goals of the LTIP but believes it is probable that another of the strategic goals will be achieved. Under these circumstances, performance units but not performance shares would be issued. Based on current expectations of program target achievement, the company has recorded total expense for the LTIP of $6.6 million from inception through Dec. 30, 2007.

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

Compensation expense for the 401(k) match was $32.0 million in 2007, $32.1 million in 2006 and $31 million in 2005.

In 2002, the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest. In July 2004, options covering 143,000 shares were subscribed to by Newsquest employees. None of the options, which became exercisable in July 2007, were exercised during 2007.

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

Accumulated other comprehensive income

The elements of the company’s Accumulated Other Comprehensive Income consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities – a reduction of equity of $338 million at Dec. 30, 2007, and $393 million at Dec. 31, 2006; foreign currency translation gains – an increase of equity of $777 million at Dec. 30, 2007, and $699 million at Dec. 31, 2006; and interest rate swaps – a reduction of equity of $9 million at Dec. 30, 2007.

NOTE 11

Commitments, contingent liabilities and other matters

Litigation: On Dec. 31, 2003, two employees of the company’s television station KUSA in Denver filed a purported class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after Jan. 1, 1998, the date that certain amendments to the Plan took effect. The complaint was amended to add a third plaintiff in 2007. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the ultimate outcome of this matter with respect to liability or damages, if any.

The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real estate-related, are as follows:

In thousands of dollars
2008	$55,190
2009	48,654
2010	41,851
2011	34,140
2012	27,133
Later years	107,107

Total	$314,075

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating approximately $4 million. Total rental costs reflected in continuing operations were $67 million in 2007, $67 million in 2006 and $66 million in 2005.

Program broadcast contracts: The company has commitments under program broadcast contracts totaling $138 million for programs to be available for telecasting in the future.

Purchase obligations: The company has commitments under purchasing obligations totaling $473 million related to printing contracts, capital projects, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 30, 2007, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the $473 million.

Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $183 million at the end of 2007 and $169 million at the end of 2006.

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

In connection with the purchase of 92% of the stock of PointRoll in 2005, the company was contingently liable to purchase the remaining shares depending upon certain performance metrics achieved by PointRoll through 2007. In this regard the company paid $7 million in 2006 and $8 million in 2007 and expects to make a similar payment in 2008.

NOTE 12

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, and broadcasting.

The newspaper publishing segment at the end of 2007 consisted of 85 U.S. daily newspapers with affiliated online sites in 32 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; USATODAY.com; and USA WEEKEND, a magazine supplement for newspapers. The newspaper publishing segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom with a portfolio of almost 300 titles that includes 17 paid-for daily newspapers and affiliated online sites, paid-for weekly newspapers, free weekly newspapers and other publications. The newspaper publishing segment in the U.S. also includes PointRoll, nearly 900 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.

At the end of 2007, the company’s broadcasting division included 23 television stations and affiliated online sites in markets with more than 20 million households covering 18.2% of the U.S. Captivate Network is also part of the broadcasting division.

The company’s foreign revenues, principally from newspaper publishing and related businesses in the United Kingdom, totaled approximately $1.2 billion in 2007, 2006 and 2005. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $3.7 billion at Dec. 30, 2007, and Dec. 31, 2006, and $3.3 billion at Dec. 25, 2005.

Separate financial data for each of the company’s business segments is presented in the table that follows. The accounting policies of the segments are those described in Note 1. The company evaluates the performance of its segments based on operating income. Operating income represents total revenue less operating expenses, including depreciation, amortization of intangibles and intangible asset impairment. In determining operating income by industry segment, general corporate expenses, interest expense, interest income, and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the company’s segments.

Beginning with this report, the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, have been reclassified from “All other” revenue for the newspaper segment and are now reflected as “Equity income in unconsolidated investees, net” in the non-operating section of the Consolidated Statements of Income. These reclassifications have been made for all periods presented.

Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.

In thousands of dollars

Business segment financial information

	2007	2006	2005
Operating revenues
Newspaper publishing	$6,650,163	$6,992,792	$6,698,184
Broadcasting	789,297	854,821	736,452

Total	$7,439,460	$7,847,613	$7,434,636

Operating income
Newspaper publishing (3)	$1,413,371	$1,606,512	$1,734,496
Broadcasting	314,900	379,989	310,935
Corporate (1)	(77,375)	(81,906)	(68,085)

Total (2)	$1,650,896	$1,904,595	$1,977,346

Depreciation, amortization and intangible asset impairment
Newspaper publishing (3)	$305,181	$218,072	$218,499
Broadcasting	33,553	36,675	31,081
Corporate (1)	15,657	16,551	16,233

Total	$354,391	$271,298	$265,813

Equity income in unconsolidated investees, net
Newspaper publishing	$40,693	$38,044	$6,638

Total	$40,693	$38,044	$6,638

Identifiable assets
Newspaper publishing	$12,932,087	$13,227,241	$13,088,206
Broadcasting	2,373,390	2,377,971	2,040,277
Corporate (1)	582,250	618,592	614,913

Total	$15,887,727	$16,223,804	$15,743,396

Capital expenditures
Newspaper publishing	$137,483	$160,574	$226,580
Broadcasting	29,096	33,426	31,206
Corporate (1)	4,826	6,780	4,851

Total	$171,405	$200,780	$262,637

(1)	Corporate amounts represent those not directly related to the company’s two business segments.
(2)	For 2007 and 2006, non-cash stock compensation expense totaled $29.1 million and $47.0 million, respectively.
(3)	Results for 2007 include a pre-tax non-cash intangible asset impairment charge of $72.0 million. This charge did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)

(See notes a and b on page 60)

In thousands of dollars, except per share amounts	2007	2006	2005	2004	2003
Net operating revenues
Newspaper advertising	$4,937,159	$5,275,650	$5,065,380	$4,742,641	$4,232,930
Newspaper circulation	1,252,356	1,279,530	1,236,406	1,189,553	1,162,547
Broadcasting	789,297	854,821	736,452	821,543	719,884
All other	460,648	437,612	396,398	350,836	318,546

Total	7,439,460	7,847,613	7,434,636	7,104,573	6,433,907

Operating expenses
Costs and expenses	5,434,173	5,671,720	5,191,477	4,850,408	4,362,522
Depreciation	246,275	237,309	242,577	219,109	210,050
Amortization of intangible assets	36,086	33,989	23,236	11,634	8,271
Intangible asset impairment	72,030	—	—	—	—

Total	5,788,564	5,943,018	5,457,290	5,081,151	4,580,843

Operating income	1,650,896	1,904,595	1,977,346	2,023,422	1,853,064
Non-operating (expense) income
Equity income in unconsolidated investees, net	40,693	38,044	6,638	21,571	25,246
Interest expense	(259,825)	(288,040)	(210,625)	(140,647)	(139,271)
Other	17,113	27,487	2,931	11,065	20,965

Total	(202,019)	(222,509)	(201,056)	(108,011)	(93,060)

Income before income taxes	1,448,877	1,682,086	1,776,290	1,915,411	1,760,004

Provision for income taxes	473,300	544,200	590,390	647,339	598,156

Income from continuing operations	$975,577	$1,137,886	$1,185,900	$1,268,072	$1,161,848

Income from continuing operations:
per basic/diluted share	$4.18/$4.17	$4.81/$4.81	$4.84/$4.82	$4.79/$4.74	$4.31/$4.27

Other selected financial data
Dividends declared per share	$1.42	$1.20	$1.12	$1.04	$.98
Weighted average number of common shares outstanding in thousands:
basic	233,148	236,337	244,958	264,714	269,559
diluted	233,740	236,756	246,256	267,590	271,872
Financial position
Long-term debt, excluding current maturities	$4,098,338	$5,210,021	$5,438,273	$4,607,743	$3,834,511
Shareholders’ equity	$9,017,159	$8,382,263	$7,570,562	$8,164,002	$8,422,981
Total assets	$15,887,727	$16,223,804	$15,743,396	$15,420,740	$14,706,239
Return on equity (1)	11.8%	14.6%	15.6%	15.9%	15.8%
Percentage increase (decrease)
As reported, earnings from continuing operations, after tax, per share:
basic	(13.1%)	(0.6%)	1.0%	11.1%	3.4%
diluted	(13.3%)	(0.2%)	1.7%	11.0%	3.4%
Dividends declared per share	18.3%	7.1%	7.7%	6.1%	4.3%
Credit ratios
Long-term debt, excluding current maturities to shareholders’ equity	45.5%	62.2%	71.8%	56.4%	45.5%
Times interest expense earned	6.4X	6.6X	9.4X	14.4X	13.3X

(1)	Calculated using income from continuing operations plus earnings from discontinued operations (but excluding the gain in 2007 and 2005 on the disposal of summary discontinued operations). In addition, net income and shareholders’ equity were adjusted to remove the effect of the $50.8 million after-tax non-cash intangible asset impairment charge recognized in 2007.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)

(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.

(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed on page 61.

Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.

Acquisitions and dispositions 2003-2007

The growth of the company has resulted from acquisitions of businesses, as well as from internal expansion. Its significant acquisitions since the beginning of 2003 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.

Acquisitions 2003-2007

Year acquired	Name	Location	Publication times or business
2003	Texas-New Mexico Newspapers Partnership	Texas, New Mexico	Daily newspapers
	InfiNet	Norfolk, Va.	Internet publishing and information service
	SMG Publishing	United Kingdom	Daily newspapers, magazines and other related businesses
	Cuarto Poder Publicaciones, LLC; Ashland Publishing, LLC; Ashland Printing and Mailing, LLC and AZ Mail	Phoenix, Ariz.	Weekly newspapers and direct marketing company
	Clipper Magazine, Inc.	Lancaster, Pa.	Direct-mail advertising magazine company, advertising agency, e-mail customer retention service and Web site

2004	NurseWeek	Sunnyvale, Calif.	Magazines focused on nursing industry, Web site and other related businesses
	The Daily News Journal	Murfreesboro, Tenn.	Daily newspaper
	The Williamson County Review Appeal	Franklin, Tenn.	Daily newspaper converted to a weekly newspaper
	Captivate Network	Westford, Mass.	News and entertainment network
	Green Bay News Chronicle	Green Bay, Wis.	Daily newspaper and several weekly newspapers

2005	Hometown Communications, Inc.	Livingston County, Mich. Lansing, Mich. Cincinnati, Ohio Suburban Detroit	Daily and weekly newspapers, telephone directories and niche publications
	PointRoll, Inc.	Conshohocken, Pa.	Rich media marketing services for online businesses/advertisers
	Mint Magazine, Inc.	Jacksonville, Fla.	Direct-mail advertising magazine company
	The Tallahassee Democrat (3)	Tallahassee, Fla.	Daily newspaper
	Exchange & Mart and Auto Exchange	U.K.	Weekly classified advertising magazine and motoring classified
Web site; free pick-up publication

2006	KTVD-TV	Denver, Colo.	TV station
	WATL-TV	Atlanta, Ga.	TV station
	Planet Discover	Cedar Rapids, Iowa Fort Mitchell, Ky.	Local, integrated online search and advertising technology
	Marco Island Sun Times	Marco Island, Fla.	Weekly newspaper
	FS View & Florida Flambeau	Tallahassee, Fla.	Independent student newspaper of
Florida State University

2007	Central Florida Future	Orlando, Fla.	Independent student newspaper of the University of Central Florida
	Central Ohio Advertiser Network	Chillicothe, Ohio	A network of eight weekly shoppers with the Advertiser brand
	Schedule Star LLC	Wheeling, W. Va.	Online high school sports network

Dispositions 2003-2007

Year disposed	Name	Location	Publication times or business
2003	El Paso Times (5)	El Paso, Texas	Daily newspaper
2004	The Times (4)	Gainesville, Ga.	Daily newspaper
2005	The Bellingham Herald (3)	Bellingham, Wash.	Daily newspaper
	The Idaho Statesman (3)	Boise, Idaho	Daily newspaper
	The Olympian (3)	Olympia, Wash.	Daily newspaper
	Public Opinion (2)	Chambersburg, Pa.	Daily newspaper
Texas-New Mexico
	Newspapers Partnership (2)	Texas, New Mexico	Daily newspapers
2006	Muskogee Phoenix (1)	Muskogee, Okla.	Daily newspaper
2007	Chronicle Tribune (1)	Marion, Ind.	Daily newspaper
	Norwich Bulletin	Norwich, Conn.	Daily newspaper
	Rockford Register Star	Rockford, Ill.	Daily newspaper
	The Herald-Dispatch	Huntington, W. Va.	Daily newspaper
	Observer-Dispatch	Utica, N.Y.	Daily newspaper

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.
(2)	On Dec. 25, 2005, the company contributed the Public Opinion to the Texas-New Mexico Newspapers Partnership at which time the partnership was expanded. At the time of the expansion, the company’s interest in the partnership was reduced from 66.6% to 40.6%.
(3)	Exchanged for The Tallahassee Democrat in Tallahassee, Fla., plus cash consideration.
(4)	Exchanged for The Daily News Journal in Murfreesboro, Tenn., and several other nondaily publications (including The Williamson County Review Appeal in Franklin, Tenn.)
(5)	Contributed for a 66.2% equity interest in the Texas-New Mexico Newspapers Partnership.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 30, 2007	1st Quarter(2)(3)	2nd Quarter(2)(3)	3rd Quarter(2)(3)	4th Quarter(3)		Total
Net operating revenues
Newspaper advertising	$1,221,627	$1,281,555	$1,187,744	$1,246,233		$4,937,159
Newspaper circulation	317,535	312,506	309,143	313,172		1,252,356
Broadcasting	183,059	204,666	189,540	212,032		789,297
All other	108,993	113,908	112,266	125,481		460,648

Total	1,831,214	1,912,635	1,798,693	1,896,918		7,439,460

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	1,057,936	1,052,476	1,026,041	1,027,630		4,164,083
Selling, general and administrative expenses, exclusive of depreciation	320,521	320,636	313,654	315,279		1,270,090
Depreciation	62,185	62,677	61,017	60,396		246,275
Amortization of intangible assets	8,855	8,855	8,852	9,524		36,086
Intangible asset impairment	—	—	—	72,030		72,030

Total	1,449,497	1,444,644	1,409,564	1,484,859	(4)	5,788,564

Operating income	381,717	467,991	389,129	412,059	(4)	1,650,896

Non-operating (expense) income
Equity income in unconsolidated investees, net	(1,480)	17,470	15,332	9,371		40,693
Interest expense	(72,945)	(66,400)	(63,010)	(57,470)		(259,825)
Other	(38)	10,324	4,173	2,654		17,113

Total	(74,463)	(38,606)	(43,505)	(45,445)		(202,019)

Income before income taxes	307,254	429,385	345,624	366,614	(4)	1,448,877
Provision for income taxes	100,900	139,500	111,600	121,300		473,300

Income from continuing operations	206,354	289,885	234,024	245,314	(4)	975,577

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,258	1,963	—	—		6,221
Gain on disposal of newspaper businesses, net of tax	—	73,814	—	—		73,814

Net income	$210,612	$365,662	$234,024	$245,314	(4)	$1,055,612

Per share computations(1)
Earnings from continuing operations per share—basic	$0.88	$1.24	$1.01	$1.06	(4)	$4.18

Earnings from discontinued operations
Discontinued operations per share—basic	.02	.01	—	—		.03
Gain on disposal of newspaper businesses per share—basic	—	.32	—	—		.32

Net income per share—basic	$0.90	$1.56	$1.01	$1.06	(4)	$4.53

Earnings from continuing operations per share—diluted	$0.88	$1.24	$1.01	$1.06	(4)	$4.17

Earnings from discontinued operations
Discontinued operations per share—diluted	.02	.01	—	—		.03
Gain on disposal of newspaper businesses per share—diluted	—	.31	—	—		.32

Net income per share—diluted	$0.90	$1.56	$1.01	$1.06	(4)	$4.52

Dividends per share	$0.31	$0.31	$0.40	$0.40		$1.42

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount for the year. In addition, the sum of the individual per share amounts in each period may not equal the total per share amounts due to rounding.
(2)	Certain amounts differ from amounts previously reported on Form 10-Q due to the reclassification of equity income in unconsolidated investees described in Note 1 to the Consolidated Financial Statements and due to the reclassification of discontinued operations as described in Note 2 to the Consolidated Financial Statements.
(3)	The fourth quarter of 2006 included 14 weeks. All other quarters in 2006 and all four quarters in 2007 included 13 weeks.
(4)	Results for the fourth quarter of 2007 include a pre-tax non-cash intangible asset impairment charge of $72.0 million ($50.8 million after tax or $.22 per share). This charge did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts

Fiscal year ended December 31, 2006	1st Quarter(2)	2nd Quarter(2)	3rd Quarter(2)	4th Quarter(2)(3)	Total
Net operating revenues
Newspaper advertising	$1,245,228	$1,353,150	$1,257,753	$1,419,519	$5,275,650
Newspaper circulation	317,392	314,542	310,153	337,443	1,279,530
Broadcasting	182,575	205,420	196,180	270,646	854,821
All other	95,514	108,296	107,804	125,998	437,612

Total	1,840,709	1,981,408	1,871,890	2,153,606	7,847,613

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	1,058,007	1,079,525	1,053,867	1,179,151	4,370,550
Selling, general and administrative expenses, exclusive of depreciation	314,577	320,768	315,434	350,391	1,301,170
Depreciation	59,772	59,339	59,441	58,757	237,309
Amortization of intangible assets	7,764	7,764	8,544	9,917	33,989

Total	1,440,120	1,467,396	1,437,286	1,598,216	5,943,018

Operating income	400,589	514,012	434,604	555,390	1,904,595

Non-operating (expense) income
Equity income in unconsolidated investees, net	(1,689)	10,412	10,527	18,794	38,044
Interest expense	(64,721)	(67,374)	(75,040)	(80,905)	(288,040)
Other	13,054	556	2,959	10,918	27,487

Total	(53,356)	(56,406)	(61,554)	(51,193)	(222,509)

Income before income taxes	347,233	457,606	373,050	504,197	1,682,086
Provision for income taxes	116,300	153,100	116,900	157,900	544,200

Income from continuing operations	230,933	304,506	256,150	346,297	1,137,886

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,376	5,991	5,283	7,246	22,896
Gain on disposal of newspaper businesses, net of tax	—	—	—	—	—

Net income	$235,309	$310,497	$261,433	$353,543	$1,160,782

Per share computations(1)
Earnings from continuing operations per share—basic	$0.97	$1.28	$1.09	$1.48	$4.81

Earnings from discontinued operations
Discontinued operations per share—basic	.02	.03	.02	.03	.10

Net income per share—basic	$0.99	$1.31	$1.11	$1.51	$4.91

Earnings from continuing operations per share—diluted	$0.97	$1.28	$1.08	$1.47	$4.81

Earnings from discontinued operations
Discontinued operations per share—diluted	.02	.03	.02	.03	.10

Net income per share—diluted	$0.99	$1.31	$1.11	$1.51	$4.90

Dividends per share	$0.29	$0.29	$0.31	$0.31	$1.20

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount for the year. In addition, the sum of the individual per share amounts in each period may not equal the total per share amounts due to rounding.
(2)	The fourth quarter of 2006 included 14 weeks. All other quarters in 2006 and all four quarters in 2007 included 13 weeks.
(3)	Certain amounts differ from amounts previously reported on Form 10-Q due to the reclassification of equity income in unconsolidated investees described in Note 1 to the Consolidated Financial Statements and due to the reclassification of discontinued operations as described in Note 2 to the Consolidated Financial Statements.

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars

Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (2)	Deductions from reserves (1)	Balance at end of period
Fiscal year ended Dec. 30, 2007	$38,123	$27,786	$174	$(29,311)	$36,772
Fiscal year ended Dec. 31, 2006	$40,037	$24,188	$864	$(26,966)	$38,123
Fiscal year ended Dec. 25, 2005	$44,413	$19,368	$1,974	$(25,718)	$40,037

(1)	Consists of write-offs, net of recoveries in each year.
(2)	Also includes foreign currency translation adjustments in each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 30, 2007.

The effectiveness of our internal control over financial reporting as of Dec. 30, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Gannett Co., Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

McLean, Virginia

February 22, 2008

ITEM 9B.	OTHER EVENTS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.

Sue Clark-Johnson

President, Newspaper Division (October 2005-present). Formerly: Chairman and CEO, Phoenix Newspapers, Inc., Senior Group President, Pacific Newspaper Group, and Publisher and CEO, The Arizona Republic (2000-2005). Age 61.

Paul Davidson

Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003). Age 53. U.K. citizen.

Craig A. Dubow

Chairman, President and Chief Executive Officer (July 2006-present). Formerly: President and CEO (2005-2006); and President and CEO, Gannett Broadcasting (2001-2005). Age 53.

Daniel S. Ehrman, Jr.

Vice President, Planning & Development (1997-present). Age 61.

George R. Gavagan

Vice President and Controller (1997-present). Age 61.

Roxanne V. Horning

Senior Vice President, Human Resources (July 2006-present). Formerly: Vice President, Human Resources (2005-2006); and Vice President, Compensation and Benefits (2003-2005). Age 58.

Dave Lougee

President, Gannett Broadcasting (July 2007-present). Formerly: Executive Vice President, Media Relations, Belo (2006-2007); Senior Vice President, Belo (2005-2006); General Manager, Belo TV and Cable Operations, Seattle/Tacoma (2000-2005). Age 49.

Gracia C. Martore

Executive Vice President and Chief Financial Officer (April 2006-present). Formerly: Senior Vice President and CFO (2003-2006). Age 56.

Craig A. Moon

President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002-2003). Age 58.

Chris D. Saridakis

Senior Vice President and Chief Digital Officer (2008-present). Formerly: CEO, PointRoll, Inc. (2005-2007); Chief Operating Officer and Head of Strategy, PointRoll (2003-2005). Age 39.

Wendell J. Van Lare

Senior Vice President, Gannett Labor Relations (June 2006-present). Formerly: Vice President and Senior Labor Counsel (1994-2006). Age 63.

John A. Williams

President, Gannett Digital Ventures (January 2008-present). Formerly: President, Gannett Digital (January 2006-December 2007); Senior Vice President, Diversified Business and Development, Newspaper Division (2003-2005); Vice President, Business Development, Newspaper Division (1995-2003). Age 57.

Kurt Wimmer

Senior Vice President and General Counsel (August 2006-present). Formerly: Partner, Covington & Burling, LLP (1995-2006). Age 48.

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

(3) Exhibits.

See Exhibit Index on pages 67-70 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2008		GANNETT CO., INC. (Registrant)

	By:	/s/ Gracia C. Martore
Gracia C. Martore,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 28, 2008	/s/ Craig A. Dubow
Craig A. Dubow,
Chairman, President and Chief Executive Officer

Dated: February 28, 2008	/s/ Gracia C. Martore
Gracia C. Martore,
Executive Vice President and Chief Financial Officer

Dated: February 28, 2008	/s/ George R. Gavagan
George R. Gavagan,
Vice President and Controller

Dated: February 28, 2008	/s/ Craig A. Dubow
Craig A. Dubow,
Director, Chairman

Dated: February 28, 2008	/s/ Charles B. Fruit
Charles B. Fruit, Director

Dated: February 28, 2008	/s/ Arthur H. Harper
Arthur H. Harper, Director

Dated: February 28, 2008	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 28, 2008	/s/ Marjorie Magner
Marjorie Magner, Director

Dated: February 28, 2008	/s/ Duncan M. McFarland
Duncan M. McFarland, Director

Dated: February 28, 2008	/s/ Donna E. Shalala
Donna E. Shalala, Director

Dated: February 28, 2008	/s/ Neal Shapiro
Neal Shapiro, Director

Dated: February 28, 2008	/s/ Karen Hastie Williams
Karen Hastie Williams, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-8-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-9	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A/A filed on May 23, 1990.

4-10	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333-04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-2	Description of supplemental insurance benefits.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6	Service Agreement, dated as of July 23, 2001, by and between Newsquest Media Group Limited and Paul Davidson.*	Incorporated by reference to Exhibit 10-13 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2003.

10-7	Omnibus Incentive Compensation Plan, as amended.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

10-7-1	Amendment to Omnibus Incentive Compensation Plan dated August 7, 2007.*	Incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-7-2	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal year ended September 26, 2004.

10-7-3	Form of Director Stock Option Award Agreement.*	Attached.

10-7-4	Form of Director Restricted Stock Award Agreement.*	Attached.

10-7-5	Form of Executive Officer Stock Option Award Agreement.*	Attached.

10-7-6	Form of Executive Officer Restricted Stock Unit Award Agreement	Attached.

10-7-7	Form of Strategic Long-term Incentive Plan Performance Award Agreement.*	Incorporated by reference to Exhibit 10-8-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

10-8	Gannett Co., Inc. Savings-Related Share Option Scheme for Employees of Gannett U.K. Limited and its Subsidiaries.*	Incorporated by reference to Exhibit 10-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-9	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-10	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-10-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-11	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-11-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-12	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-12-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-13	Summary of Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-14	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-14-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-15	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-15-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

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

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2007 Form 10-K.

ADVERTISING LINAGE—Measurement term for the volume of space sold as advertising in the company’s newspapers; refers to number of column inches, with each newspaper page composed of five to six columns.

AMORTIZATION—A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.

BALANCE SHEET—A summary statement that reflects the company’s assets, liabilities and shareholders’ equity at a particular point in time.

BROADCASTING REVENUES—Primarily amounts charged to customers for commercial advertising aired on the company’s television stations.

CIRCULATION—The number of newspapers sold to customers each day (“paid circulation”). The company keeps separate records of morning, evening and Sunday circulation.

CIRCULATION REVENUES—Amounts charged to newspaper readers or distributors reduced by the amount of discounts. Charges vary from city to city and depend on the type of sale (i.e., subscription or single copy) and distributor arrangements.

COMPREHENSIVE INCOME—The change in equity (net assets) of the company from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally the foreign currency translation adjustment and funded status of postretirement plans.

CURRENT ASSETS—Cash and other assets that are expected to be converted to cash within one year.

CURRENT LIABILITIES—Amounts owed that will be paid within one year.

DEFERRED INCOME—Revenue derived principally from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned (as newspapers are delivered).

DEPRECIATION—A charge against the company’s earnings that allocates the cost of property, plant and equipment over the estimated useful lives of the assets.

DISCONTINUED OPERATIONS—A term which refers to businesses which have been sold or disposed of by the company. To achieve comparability in financial reporting for all remaining operations, the results from discontinued operations are reclassified from the normal operating section of the Statements of Income and presented in a separate section entitled “Discontinued Operations”.

DIVIDEND—Payment by the company to its shareholders of a portion of its earnings.

EARNINGS PER SHARE (basic)—The company’s earnings divided by the average number of shares outstanding for the period.

EARNINGS PER SHARE (diluted)—The company’s earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding stock options and restricted stock units.

EQUITY EARNINGS FROM INVESTMENTS—For those investments which are 50% or less owned by the company, an income or loss entry is recorded in the Statements of Income representing the company’s ownership share of the operating results of the investee company.

GAAP—Generally accepted accounting principles.

FOREIGN CURRENCY TRANSLATION—The process of reflecting foreign currency accounts of subsidiaries in the reporting currency of the parent company.

GOODWILL—In a business purchase, this represents the excess of amounts paid over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.

INVENTORIES—Raw materials, principally newsprint, used in the business.

NEWSPAPER ADVERTISING REVENUES—Amounts charged to customers for space (“advertising linage”) purchased in the company’s newspapers and/or the associated Web site. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.

PRO FORMA—A non-GAAP manner of presentation intended to provide improved comparability of financial results; it assumes business purchases/dispositions were completed at the beginning of the earliest period discussed (i.e., results are compared for all periods but only for businesses presently owned).

PURCHASE—A business acquisition. The acquiring company records at its cost the acquired assets less liabilities assumed. The reported income of an acquiring company includes the operations of the acquired company from the date of acquisition.

RESTRICTED STOCK—An award that gives key employees the right to shares of the company’s stock, pursuant to a vesting schedule.

RESULTS OF CONTINUING OPERATIONS—A key section of the statement of income which presents operating results for the company’s principal ongoing businesses (newspaper and broadcasting).

RETAINED EARNINGS—The earnings of the company not paid out as dividends to shareholders.

STATEMENT OF CASH FLOWS—A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in the company’s cash and cash equivalents.

STATEMENT OF SHAREHOLDERS’ EQUITY—A statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.

STATEMENT OF INCOME—A financial statement that reflects the company’s profit by measuring revenues and expenses.

STOCK-BASED COMPENSATION—The payment to employees for services received with equity instruments such as stock options and restricted stock.

STOCK OPTION—An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.