Form 10-Q
period 2008-03-30
GANNETT CO INC /DE/
filed 2008-04-30
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of March 30, 2008, was 228,685,998.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Operating Summary
Earnings per diluted share from continuing operations for the first quarter of 2008 were $0.84 compared with $0.88 per share in the first quarter of 2007. The 2008 results include a gain on the sale of land of $25.5 million ($15.8 million after tax) or $0.07 per diluted share. Operating revenues declined 8% to $1.7 billion in the first quarter, reflecting a weaker economy in the US and the UK, and a very challenging advertising environment that softened revenues in our publishing and broadcasting segments.
Operating income was $327.6 million for the first quarter of 2008 and $381.7 million for the first quarter of 2007. Income from continuing operations for the first quarter of 2008 was $191.8 million compared to $206.4 million last year. Net income decreased 9% to $191.8 million for the first quarter of 2008.
The Company’s continued aggressive cost control efforts during the quarter mitigated to a significant degree the effects of lower revenue results.
2007 Business Dispositions
In May 2007, the company completed the sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, IN to the Gannett Foundation. For the first quarter of 2007, results from these businesses have been reported as discontinued operations.
Publishing Results
Publishing revenues decreased 9% to $1.5 billion for the first quarter of 2008 compared to $1.6 billion in the first quarter of 2007. Domestic advertising revenues decreased 11% and in British pounds, advertising revenues in the UK decreased 7%. On a constant currency basis total publishing advertising revenue would have decreased 10%. The average exchange rate used to translate UK publishing results from Sterling to U.S. dollars increased 1% from 1.95 for the first quarter 2007 to 1.98 for the first quarter 2008.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 21%, respectively, of total publishing revenues for the first quarter of 2008. Advertising revenues include amounts derived from advertising placed with publishing internet web sites as well as print products. Other publishing revenues are mainly from commercial printing operations and PointRoll. The table below presents these components of publishing revenues for the first quarter of 2008 and 2007.
Publishing revenues, in thousands of dollars

First Quarter	2008	2007	% Change

Advertising	$1,096,894	$1,221,627	(10)
Circulation	309,178	317,535	(3)
All other	100,617	108,993	(8)

Total	$1,506,689	$1,648,155	(9)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

First Quarter	2008	2007	% Change

Retail	$478,968	$519,402	(8)
National	174,889	174,857	—
Classified	443,037	527,368	(16)

Total publishing advertising revenue	$1,096,894	$1,221,627	(10)

Publishing advertising revenues decreased 10% from $1.2 billion to $1.1 billion for the first quarter. UK publishing advertising decreased 6% reflecting a downturn in classified advertising. For US domestic publishing, advertising decreased 11%, reflecting softness in classified and also in the retail category.
For the first quarter retail advertising revenues were 8% lower. Retail advertising in the U.S. for the quarter was down 9%. Revenues were lower in most principal categories, with the most significant declines in the furniture, financial, telecommunications and home improvement categories. Some of the more significant category losses were tied to the very soft real estate environment.
National advertising revenues were flat for the first quarter. USA TODAY advertising revenues increased 2%. Paid ad pages at USA TODAY were 826 for the first quarter compared to 904 for the same period last year. At USA Weekend, national ad revenues rose 7% for the quarter.
Total classified advertising revenues decreased 16% for the quarter primarily due to the very soft domestic real estate market in the west and southeast, specifically Florida, Arizona, California and Nevada. Domestic classified real estate revenues were down 24% for the quarter, employment revenues were down 20%, and auto revenues decreased 14%. Classified revenues for UK publishing decreased 9% for the quarter on a constant currency basis. In the UK, auto and real estate advertising revenues were down 21% and 14%, respectively, while employment revenues were 8% lower, all on a constant currency basis. The timing of the Easter holiday in the quarter contributed in part to the softness in classified revenue.
Total online/digital revenues associated with publishing operations rose 6% in the first quarter of 2008.
Circulation revenues declined 3% for the first quarter of 2008. Net paid daily circulation for the company’s publishing operations, excluding USA TODAY, declined 5% while Sunday net paid circulation was down 6%. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased 0.3% from 2,278,022 in 2007 to 2,284,219 in 2008.
The 8% decrease in “All other” revenues for the first quarter of 2008, was primarily due to lower commercial printing activity.
Publishing operating expenses were down 7% for the first quarter of 2008 due to strong operating cost controls, including a significant decline in newsprint usage and expense. Newsprint expense was 19% lower for the quarter, reflecting a 14% decline in usage, including savings from web width reductions, greater use of light weight newsprint, and a 6% decrease in price. On a constant currency cash basis, operating expenses decreased 7% for the quarter. For the remainder of 2008, newsprint prices are expected to be above prior year levels while consumption will be below last year.
Publishing operating income decreased $55 million or 16%, reflecting the challenging print advertising environment discussed above, partially mitigated by operating cost savings throughout the group.

Broadcasting Results
Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Reported broadcasting revenues were $170.2 million in the first quarter 2008 compared to $183.1 million in 2007, a decline of $12.9 million or 7%. Television revenues, excluding Captivate, were down 7% in the quarter, with local revenues down 9% and national revenues down 7%. The decline in revenue reflects the softer economic environment and the absence of the Super Bowl ad spending on the company’s CBS affiliates. These factors were partially offset by an increase of approximately $4 million in politically related advertising revenue. Online revenues increased 11% for the quarter. Broadcasting operating expenses decreased 5% for the first quarter of 2008, to $112.4 million, reflecting lower ad sales expense and lower stock-based compensation. Reported operating income from broadcasting was down $6 million or 10% in the first quarter.
Corporate Expense
Corporate expenses in the first quarter were $15.7 million as compared to $23.1 million a year ago. The decline reflects primarily tight cost controls and lower stock compensation expense, as options granted were at a significantly lower fair value. The company anticipates total stock based compensation expense for the full year will be below the 2007 amount.
Consolidated Operating Expenses
For the quarter, total operating expenses were below last year by $100.2 million, or 7%. Important savings were achieved in both the publishing and broadcasting segments and at the corporate level. In addition to lower newsprint expense, payroll, stock compensation and most other general operating costs were lower for all groups. For the company’s online/digital operations, higher costs were incurred for added personnel and technology to support new initiatives, which added less than 1% to our cost base, and operating asset sale gains mitigated these cost increases.
Non-Operating Income and Expense
The company’s interest expense decreased $24.4 million or 33% for the quarter, due to lower average outstanding debt levels and lower interest rates. The daily average outstanding balance of commercial paper was $724 million during the first quarter of 2008 and $2.1 billion during the first quarter of 2007. The weighted average interest rate on commercial paper was 4.0% and 5.4% for the first quarter of 2008 and 2007, respectively. Total average outstanding debt for the first quarter was $4.0 billion in 2008 and $5.1 billion in 2007. The weighted average interest rate for total outstanding debt was 4.6% for the quarter as compared to 5.4% last year.
Because the company has $717 million in commercial paper obligations that have relatively short-term maturity dates, and $1.0 billion of floating rate convertible notes at March 30, 2008, it is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $717 million and $1.0 billion of floating rate notes, a 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $8.6 million.
At the end of 2007, the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and Texas-New Mexico Newspapers Partnership, were reclassified from “All other” revenue and reflected as “Equity income (losses) in unconsolidated investees, net” in the non-operating section of the Consolidated Statements of Income. This line also includes equity income and losses from online/new technology businesses which were previously classified in the “Other” non-operating items. “All other” revenue is now comprised principally of commercial printing revenues and revenue from PointRoll. All periods presented reflect these reclassifications.
The company’s net equity losses in unconsolidated investees increased $10.3 million for the quarter, primarily due to lower operating results from all three of the company’s newspaper partnerships, increased promotional and business development spending at CareerBuilder and Classified Ventures and operating costs for newly established digital/online businesses, including Metromix.
Other non-operating income for 2008 reflects a gain of $25.5 million upon the final closing of the sale of excess land adjacent to the company’s headquarters in McLean, Virginia.

Provision for Income Taxes
The company’s effective income tax rate for continuing operations was 34.2% for the first quarter of 2008 compared to 32.8% for the same period last year. The lower tax rate for 2007 is primarily due to the settlement of certain state tax issues in that period.
Discontinued Operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY and The Herald-Dispatch in Huntington, WV that were sold to GateHouse Media, Inc. on May 7, 2007 and the Chronicle-Tribune in Marion, IN that was contributed to the Gannett Foundation on May 21, 2007. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for the first quarter of 2007.
Taxes provided on the earnings from discontinued operations totaled $2.8 million for the first quarter of 2007. This includes U.S. federal and state income taxes and represents an effective rate of approximately 39%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to state income taxes. Earnings from discontinued operations per diluted share were $0.02 for the first quarter of 2007.
Net Income
The company’s net income was $191.8 million for the first quarter of 2008 compared to $210.6 million in 2007. Net income per diluted share was $0.84 versus $0.90 for the first quarter 2007.
The weighted average number of diluted shares outstanding for the first quarter of 2008 totaled 229,661,000 compared to 235,005,000 for the first quarter of 2007. The decline in outstanding shares is the result of the company’s share repurchase program under which approximately 1.5 million shares were repurchased during the first quarter of 2008 as well as 4.8 million shares repurchased during 2007. See Part II, Item 2 for information on share repurchases.
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The company’s cash flow from operating activities was $337.9 million for the first quarter of 2008, compared to $386.4 million in 2007. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
Cash flows from the company’s investing activities totaled $20.1 million for the three months of 2008, reflecting $63.9 million of proceeds from the sale of assets and $9.2 million of proceeds from investments. These cash inflows were partially offset by $28.3 million of capital spending, $11.1 million of payments for acquisitions (discussed in Note 4 to the financial statements), and $13.6 million for investments.
Cash flows used in financing activities totaled $269.1 million for the first three months of 2008 reflecting net debt repayments of $118.1 million, the payment of dividends totaling $92.4 million and the repurchase of common stock of $57.8 million. The company’s regular quarterly dividend of $0.40 per share, which was declared in the first quarter of 2008, totaled $91.7 million and was paid in April 2008.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of March 30, 2008, the company had remaining authority to repurchase up to $0.8 billion of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
On April 2, 2007, the company paid the $700 million aggregate principal amount of 5.50% notes and accrued interest that was due. This payment was funded by borrowings at the end of the first quarter in the commercial paper market and investment of the proceeds of $525 million in marketable securities. On April 2, 2007, the company liquidated the marketable securities and made the $700 million debt payment.
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

The company expects the holders of some or all of the $1.0 billion unsecured senior convertible notes to require the company to repurchase the notes in July 2008. In addition, the company’s $500 million unsecured notes bearing interest at 4.125% will mature in June 2008. The company currently expects to issue commercial paper to settle the anticipated repurchase of the convertible notes as well as the scheduled maturity of the 4.125% notes.
The company’s operations have historically generated strong positive cash flow which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.
The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper is rated A-2 and P-2 by Standard & Poor’s (S&P) and Moody’s Investors Service, respectively. The company’s senior unsecured long-term debt is rated A- by S&P and A3 by Moody’s Investors Service. On April 22, 2008, S&P put the company’s A- long-term credit rating under review for a possible downgrade while affirming the A-2 rating on the company’s commercial paper.
The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued. Proceeds from any takedowns off the shelf will be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $773.1 million at the end of the first quarter 2008 versus $777.1 million at the end of 2007. This change reflects a slight decrease in the exchange rate for British Pound Sterling. Newsquest’s assets and liabilities at March 30, 2008 and December 30, 2007 were translated from Sterling to U.S. dollars at an exchange rate of approximately 2.00. For the first quarter of 2008, Newsquest’s financial results were translated at an average rate of 1.98, compared to 1.95 for 2007.
The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, reported net income for the first quarter of 2008 would have increased or decreased approximately 3%.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company’s principal publishing or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general publishing readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (1) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill and/or other intangible asset impairment charges; and (n) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 30, 2008	Dec. 30, 2007
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$166,086	$77,249
Trade receivables, less allowance for doubtful receivables (2008 - $36,418; 2007 - $36,772)	868,941	956,523
Other Receivables	49,063	92,660
Inventories	108,209	97,086
Deferred income taxes	28,470	28,470
Prepaid expenses and other current assets	93,177	91,267

Total current assets	1,313,946	1,343,255

Property, plant and equipment
Cost	4,925,371	4,921,877
Less accumulated depreciation	(2,348,956)	(2,306,207)

Net property, plant and equipment	2,576,415	2,615,670

Intangible and other assets
Goodwill	10,041,012	10,034,943
Indefinite-lived and amortizable intangible assets, less accumulated amortization	726,250	735,461
Investments and other assets	1,140,537	1,158,398

Total intangible and other assets	11,907,799	11,928,802

Total assets	$15,798,160	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 30, 2008	Dec. 30, 2007
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$245,938	$257,393
Compensation, interest and other accruals	381,831	407,245
Dividends payable	91,895	93,050
Income taxes	62,371	24,301
Deferred income	165,282	180,174

Total current liabilities	947,317	962,163

Deferred income taxes	694,113	696,112
Income taxes	327,472	319,778
Long-term debt	3,980,282	4,098,338
Postretirement medical and life insurance liabilities	212,627	216,988
Other long-term liabilities	558,764	556,910

Total liabilities	6,720,575	6,850,289

Minority interests in consolidated subsidiaries	18,995	20,279

Shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	728,377	721,205
Retained earnings	13,119,769	13,019,143
Accumulated other comprehensive income	421,832	430,891

	14,594,397	14,495,658

Less treasury stock, 95,732,634 shares and 94,216,075 shares, respectively, at cost	(5,535,807)	(5,478,499)

Total shareholders’ equity	9,058,590	9,017,159

Total liabilities, minority interests and shareholders’ equity	$15,798,160	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	March 30, 2008	April 1, 2007	(Dec)
Net Operating Revenues:
Publishing advertising	$1,096,894	$1,221,627	(10.2)
Publishing circulation	309,178	317,535	(2.6)
Broadcasting	170,180	183,059	(7.0)
All other	100,617	108,993	(7.7)

Total	1,676,869	1,831,214	(8.4)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	986,500	1,057,936	(6.8)
Selling, general and administrative expenses, exclusive of depreciation	294,896	320,521	(8.0)
Depreciation	59,602	62,185	(4.2)
Amortization of intangible assets	8,240	8,855	(6.9)

Total	1,349,238	1,449,497	(6.9)

Operating income	327,631	381,717	(14.2)

Non-operating (expense) income:
Equity income (losses) in unconsolidated investees, net	(11,755)	(1,480)	***
Interest expense	(48,549)	(72,945)	(33.4)
Other non-operating items	24,151	(38)	***

Total	(36,153)	(74,463)	(51.4)

Income before income taxes	291,478	307,254	(5.1)
Provision for income taxes	99,700	100,900	(1.2)

Income from continuing operations	$191,778	$206,354	(7.1)

Income from the operation of discontinued operations, net of tax	—	4,258	***

Net Income	$191,778	$210,612	(8.9)

Earnings from continuing operations per share — basic	$0.84	$0.88	(4.5)
Discontinued operations per share — basic	—	0.02	***

Net Income per share — basic	$0.84	$0.90	(6.7)

Earnings from continuing operations per share — diluted	$0.84	$0.88	(4.5)
Discontinued operations per share — diluted	—	0.02	***

Net Income per share — diluted	$0.84	$0.90	(6.7)

Dividends per share	$0.40	$0.31	29.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen weeks ended
	Mar. 30, 2008	Apr. 1, 2007
Cash flows from operating activities:
Net Income	$191,778	$210,612
Adjustments to reconcile net income to operating cash flows
Depreciation and amortization	67,842	72,426
Pension expense, net of pension contributions	11,100	16,119
Equity (income) losses in unconsolidated investees, net	11,755	1,480
Stock-based compensation	7,429	13,586
Other net, including asset sale gains and changes in other assets and liabilities	48,044	72,183

Net cash flow from operating activities	337,948	386,406

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,344)	(28,766)
Payments for acquisitions, net of cash acquired	(11,095)	(11,504)
Payments for investments	(13,550)	(12,531)
Proceeds from investments	9,214	8,106
Proceeds from sale of assets	63,860	9,558
Purchase of investments in marketable securities	—	(524,844)

Net cash provided by (used for) investing activities	20,085	(559,981)

Cash flows from financing activities:
(Payments of) proceeds from unsecured promissory notes	(118,056)	272,227
Dividends paid	(92,394)	(72,763)
Cost of common shares repurchased	(57,778)	(7,225)
Proceeds from issuance of common stock	—	6,990
Distributions to minority interest in consolidated partnerships	(920)	(835)

Net cash (used for) provided by financing activities	(269,148)	198,394

Effect of currency rate change	(48)	346

Net increase in cash and cash equivalents	88,837	25,165
Balance of cash and cash equivalents at beginning of period	77,249	94,256

Balance of cash and cash equivalents at end of period	$166,086	$119,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period ended March 30, 2008, and the comparable period of 2007, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
In connection with the May 2007 sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation, the results for these publishing businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. During the first quarter of 2008 and as of March 30, 2008, there were no results of operations or net assets related to these discontinued operations. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income, are as follows:

Thirteen Weeks
ended
(in millions of dollars)	April 1, 2007
Revenues	$29.2
Pretax income	$7.0
Net income	$4.3
NOTE 2 — Recently issued accounting standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
On December 4, 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are effective for the beginning of fiscal year 2009. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interests and classified as a component of equity. Management is in the process of studying the impact of these standards on the company’s financial accounting and reporting.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. The company adopted SFAS No. 157 at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Refer to Note 10 for information regarding the company’s fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The company is currently assessing the impact of adopting the deferred portion of the pronouncement.

NOTE 3 — Equity based awards
Stock-based compensation
For the quarters ended March 30, 2008 and April 1, 2007, options were granted for 773,200 and 773,100 shares, respectively. The following weighted average assumptions were used to estimate the fair value of those options.

	First Quarter
	2008	2007

Average expected term	4.5 years	4.5 years
Expected volatility	18.36%	17.80%
Risk-free interest rates	2.92%	4.52%
Expected dividend yield	4.20%	2.07%
For the first quarter 2008, the company recorded stock-based compensation expense of $7.4 million, consisting of $4.5 million for nonqualified stock options and $2.9 million for restricted shares. The related tax benefit for stock compensation was $2.8 million. On an after tax basis, total stock compensation expense was $4.6 million or $0.02 per share.
For the first quarter of 2007, the company recorded stock-based compensation expense of $13.6 million, consisting of $9.9 million for nonqualified stock options and $3.7 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation expense was $5.2 million. On an after tax basis, total stock compensation expense was $8.4 million or $0.04 per share.
During the quarter ended March 30, 2008, no options were exercised.
During the quarter ended April 1, 2007, options for 125,326 shares of common stock were exercised. The company received $7.0 million of cash from the exercise of these options. The intrinsic value of the options exercised was approximately $0.8 million. The actual tax benefit realized from the tax deductions from the options exercised was $0.3 million.
Option exercises are satisfied through the issuance of shares from treasury stock.
A summary of the status of the company’s stock option awards as of March 30, 2008 and changes thereto during 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at beginning of year	27,933,353	$70.88
Granted	773,200	32.13
Canceled/Expired	(413,762)	74.14

Outstanding at quarter end	28,292,791	$69.77	4.65	$—

Options exercisable at quarter end	23,648,506	$73.12	4.26	$—

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
The company has also issued restricted stock to its Board of Directors. Upon each annual meeting of shareholders, each director receives a long-term award of 1,250 shares of restricted stock or options to purchase 5,000 shares of stock. The restricted stock awards vest over three years and expense is recognized on a straight-line basis over the vesting period based on the fair value of the restricted stock on the date of grant. The options generally vest at 25% per year beginning on the first anniversary date of the grant date and expense is recognized over the four-year vesting period.
Additionally, directors may elect to receive their annual fees in restricted stock or options in lieu of cash. These shares or options generally vest at 25% per quarter after the grant date. Expense is recognized on a straight-line basis over the twelve- month board year for which the fees are paid based on the fair value of the stock award on the date of grant.
Directors may also elect to receive their meeting fees in restricted stock or options in lieu of cash. Restricted stock or options issued as compensation for meeting fees are issued at the end of the board year during which the fees were earned and fully vests on the date of grant. Expense is recognized on a straight-line basis over the course of the board year.
All shares of restricted stock in which the directors vest are held by the company for the benefit of the directors until their retirement, at which time vested shares are delivered to the Directors.
A summary of the status of the restricted stock awards as of March 30, 2008 and changes during 2008 is presented below:

		Weighted
		Average Fair
	Shares	Value
Restricted stock outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	28,200	32.59
Vested	(3,507)	58.53
Canceled	(10,846)	53.45

Restricted stock outstanding and unvested at quarter end	1,055,069	$47.39

Long-term incentive program
In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desires to motivate its key executives to drive success in new businesses while continuing to achieve success in our core businesses. Twenty-three senior executives have been designated to participate in the LTIP. Based on current expectations of program target achievement, the company has recorded total expense for the LTIP of $0.9 million in the first quarter of 2008. The company recorded total expense of $1.8 million in the first quarter of 2007.

NOTE 4 — Acquisitions, investments and dispositions
On December 31, 2007, the company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the USA TODAY Sports brand. This acquisition was not material to our results of operations or financial condition.
In February 2008, the company made an investment in quadrantONE, a new digital ad sales network owned by Gannett and three other top media companies: Tribune Company, Hearst Corporation and The New York Times Company.
In March 2008, the company made an investment in Fantasy Sports Ventures (FSV), for a minority ownership stake. FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In April 2007, the company disposed of a parcel of real estate located adjacent to its corporate headquarters in McLean, Virginia. In accordance with the installment method of accounting under SFAS No. 66, “Accounting for Sales of Real Estate”, a portion of the gain was recognized in other non-operating income during the second quarter of 2007. The remaining gain of $25.5 million was deferred and recognized in the first quarter of 2008.
The financial statements reflect an allocation of purchase price that is preliminary for acquisitions subsequent to April 1, 2007.
NOTE 5 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 30, 2008 and December 30, 2007.

	March 30, 2008		December 30, 2007
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$10,041,012	$—	$10,034,943	$—
Indefinite-lived intangibles:
Mastheads and trade names	247,530	—	248,501	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	307,114	117,284	307,114	110,491
Other	48,222	14,636	48,222	13,189
Amortization expense was $8.2 million in the first quarter of 2008 and $8.9 million for the first quarter of 2007. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles include commercial printing relationships, internally developed technology and other assets. These assets were assigned lives of between 2.5 and 15 years and are amortized on a straight-line basis.

(in thousands of dollars)	Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 30, 2007	$8,415,891	$1,619,052	$10,034,943
Acquisitions and adjustments	9,661	—	9,661
Dispositions	(137)	—	(137)
Foreign currency exchange rate changes	(3,314)	(141)	(3,455)

Balance at March 30, 2008	$8,422,101	$1,618,911	$10,041,012

Goodwill increased primarily due to the 2008 acquisition of BNQT.com and final payment to the former owners of PointRoll under the terms of that acquisition agreement. This increase was partially offset by a decrease in the foreign exchange rate at March 30, 2008 as compared to December 30, 2007.

NOTE 6 — Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries.
The company’s pension costs, which include costs for qualified, nonqualified and union plans, for the first quarter of 2008 and 2007, are presented in the following table:

	First Quarter
(in millions of dollars)	2008	2007

Service cost-benefits earned during the period	$23.8	$26.6
Interest cost on benefit obligation	53.6	49.2
Expected return on plan assets	(70.6)	(67.8)
Amortization of prior service credit	(5.2)	(4.8)
Amortization of actuarial loss	7.9	10.9

Pension expense for company-sponsored retirement plans	9.5	14.1

Union and other pension cost	1.8	2.0

Pension cost	$11.3	$16.1

NOTE 7 — Postretirement benefits other than pension
The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance for the first quarter of 2008 and 2007 are presented in the following table:

	First Quarter
(in millions of dollars)	2008	2007

Service cost-benefits earned during the period	$0.5	$0.5
Interest cost on benefit obligation	3.5	3.4
Amortization of prior service credit	(3.9)	(3.9)
Amortization of actuarial loss	1.2	1.3

Net periodic postretirement benefit cost	$1.3	$1.3

NOTE 8 — Income taxes
The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $182 million as of December 30, 2007 and $186 million as of the end of the first quarter of 2008. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 30, 2007 was $264 million and as of March 30, 2008 was $267 million. The $3 million net increase reflects a reduction for prior year tax positions and a reduction for lapses of statutes of limitations totaling $4 million, and additions in the current year of $7 million.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The company recognized interest expense (income) of $3 million and $(3) million during the first quarter of 2008 and 2007, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 30, 2007 was approximately $83 million and as of March 30, 2008, was approximately $88 million.
The company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2007 tax years remain subject to examination by the IRS. The IRS has commenced examination of the company’s 2005 and 2006 U.S. income tax returns, and this examination is expected to be completed in 2009. The 2004 through 2007 tax years generally remain subject to examination by state authorities, and the years 2003-2007 are subject to examination in the U.K. In addition, tax years prior to 2004 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $50 million within the next 12 months primarily due to lapses of statutes of limitations in various jurisdictions and potential settlements of ongoing audits and negotiations.

NOTE 9 — Comprehensive income
The table below presents the components of comprehensive income for the first quarter of 2008 and 2007.

	First Quarter
(in thousands of dollars)	2008	2007

Net income	$191,778	$210,612
Other comprehensive (loss) income	(9,059)	21,326

Comprehensive income	$182,719	$231,938

Other comprehensive income consists primarily of foreign currency translation, mark-to-market adjustments on the interest rate swaps and pension adjustments.
NOTE 10 — Fair value measurement
The company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of March 30, 2008 (in thousands):

	Fair Value Measurements as of
	March 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation related investments	$42,319	$—	$—	$42,319
Sundry investments	$26,149	$—	$—	$26,149

Liabilities
Interest rate swaps	$—	$21,880	$—	$21,880

NOTE 11 — Business segment information
The company has determined that its reportable segments based on its management and internal reporting structures are publishing, which is the largest segment of its operations, and broadcasting.
Broadcasting includes results from the company’s 23 television stations and Captivate Network, Inc. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers and in select hotels across North America.

Excluding discontinued operations	Thirteen weeks ended		% Inc
(unaudited, in thousands of dollars)	March 30, 2008	April 1, 2007	(Dec)
Net Operating Revenues:
Publishing	$1,506,689	$1,648,155	(8.6)
Broadcasting	170,180	183,059	(7.0)

Total	$1,676,869	$1,831,214	(8.4)

Operating Income (net of depreciation and amortization):
Publishing	$285,532	$340,608	(16.2)
Broadcasting	57,805	64,162	(9.9)
Corporate	(15,706)	(23,053)	31.9

Total	$327,631	$381,717	(14.2)

Depreciation and Amortization:
Publishing	$55,379	$58,311	(5.0)
Broadcasting	8,495	8,723	(2.6)
Corporate	3,968	4,006	(0.9)

Total	$67,842	$71,040	(4.5)

NOTE 12 — Earnings per share
The company’s earnings per share (basic and diluted) for the quarters March 30, 2008 and April 1, 2007 are presented below:

	Thirteen weeks ended
(in thousands except per share amounts)	March 30, 2008	April 1, 2007
Income from continuing operations	$191,778	$206,354

Income from the operation of discontinued operations, net of tax	—	4,258

Net income	$191,778	$210,612

Weighted average number of common shares outstanding — basic	229,219	234,585
Effect of dilutive securities
Stock options	213	319
Restricted stock	229	101

Weighted average number of common shares outstanding — diluted	229,661	235,005

Earnings from continuing operations per share — basic	$0.84	$0.88

Discontinued operations per share — basic	—	0.02

Net income per share — basic	$0.84	$0.90

Earnings from continuing operations per share — diluted	$0.84	$0.88

Discontinued operations per share — diluted	—	0.02

Net income per share — diluted	$0.84	$0.90

NOTE 13 — Litigation
On December 31, 2003, two employees of the company’s television station KUSA in Denver filed a class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after January 1, 1998, the date that certain amendments to the Plan took effect. The complaint was amended to add a third plaintiff. The plaintiffs allege, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs seek to have their post-1997 benefits recalculated and seek other equitable relief. The court has granted the plaintiffs’ motion to certify a class. Gannett believes that it has valid defenses to the issues raised in the complaint and will defend itself vigorously. Due to the uncertainties of judicial determinations, however, it is not possible at this time to predict the outcome of this matter with respect to liability or damages, if any.
The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, which use the British pound as their functional currency, which is then translated into U.S. dollars. Translation gains or losses affecting the consolidated statements of Income have not been significant in the past. A 10% change in the price of Sterling against the U.S. dollar would change reported net income for the first quarter of 2008 by approximately 3%.
Because the company has $717 million in commercial paper obligations that have relatively short-term maturity dates and $1.0 billion of floating rate convertible notes at March 30, 2008, the company is subject to changes in the amount of interest expense it might incur. Assuming the current level of commercial paper borrowings of $717 million and $1.0 billion of floating rate notes, a 1/2% increase or decrease in the average interest rate for those obligations would result in an increase or decrease in annual interest expense of $8.6 million.
The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $3.99 billion at March 30, 2008.
Item 4. Controls and Procedures
Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of March 30, 2008, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number
			of Shares	(d) Approximate
	(a) Total		Purchased as Part	Dollar Value of Shares
	Number of	(b) Average	of Publicly	that May Yet Be
	Shares	Price Paid per	Announced	Purchased Under the
Period	Purchased	Share	Program	Program
12/31/07 - 2/03/08	595,300	$37.79	595,300	$859,203,527

2/04/08 - 3/02/08	486,200	$32.91	486,200	$843,204,113

3/03/08 - 3/30/08	655,300	$29.43	655,300	$823,921,769

Total	1,736,800	$33.27	1,736,800	$823,921,769
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
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2008	GANNETT CO., INC.
/s/George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.
The company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.