Form 10-Q
period 2008-06-29
GANNETT CO INC /DE/
filed 2008-08-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of June 29, 2008, was 228,114,304.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Preliminary Second Quarter Earnings Results
In its press release of July 16, 2008, the company reported that preliminary 2008 second quarter earnings per diluted share were $1.02 compared with $1.24 per diluted share in the second quarter of 2007. These preliminary results, however, did not include non-cash charges to be recorded in the quarter, which had not been finalized at that time, for the impairment of goodwill, other intangible assets and certain other assets. In its July 16, 2008 press release, the company indicated that such charges were expected to total in the range of $2.6 billion to $2.9 billion on a pre tax basis and $2.4 billion to $2.7 billion on an after tax basis.
The financial statements included in this Form 10-Q reflect final adjustments for these matters, which totaled $2.8 billion on a pre tax basis and $2.5 billion after tax.
Final Reported Results from Continuing Operations
The company reported a loss from continuing operations for the second quarter of 2008 of $2,290.8 million or $10.03 per diluted share. For the same period a year ago income from continuing operations was $289.9 million or $1.24 per diluted share.
For the year-to-date, the 2008 loss from continuing operations was $2,099.0 million or $9.17 per diluted share compared to income in 2007 from continuing operations of $496.2 million or $2.11 per diluted share.
During the second quarter of 2008, the company recorded certain non-cash impairment charges totaling approximately $2.8 billion on a pre tax basis and $2.5 billion on an after tax basis or $11.08 per diluted share. These charges are more fully described in the following section of this report.
Non-Cash Charges Recorded in Second Quarter 2008
Softening business conditions and a decline in the company’s stock price required the company to perform impairment tests on goodwill, intangible assets, and other long lived assets as of March 31, 2008, the first day of its fiscal second quarter. As a result, the company has recorded non-cash impairment charges in the quarter to reduce the book value of publishing goodwill, other publishing intangible assets including mastheads, and certain publishing property, plant and equipment assets. The carrying value of certain of the company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down. The company also recorded accelerated depreciation expense associated with certain cost reduction initiatives.
A summary of these charges is presented below:

	Pre Tax	After Tax	Per Diluted
(in millions except per share amounts)	Amount	Amount	Share Amount (a)
Publishing segment asset impairments:
Goodwill	$2,138	$2,138	$9.36
Other intangible assets-principally mastheads	176	113	0.50
Property, plant and equipment	177	110	0.48

Total asset impairments	2,491	2,361	10.34

Accelerated depreciation:
Publishing	8	5	0.02
Broadcasting	2	1	—
Corporate	1	1	—

Consolidated total included in operating expenses	2,502	2,368	10.37

Newspaper publishing partnerships and other equity method investments	261	162	0.71

Total non-cash charges	$2,763	$2,530	$11.08

(a)	Per diluted share amounts are for the quarter ended June 29, 2008 and totals may not sum due to rounding.

The goodwill impairment charge results from the application of the impairment testing provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Impairment testing is customarily performed annually, and last had been performed at the end of 2007, at which time no goodwill impairment charge was indicated. Because of softening business conditions within the company’s publishing segment and the decline in the company’s stock price and market capitalization, this testing was updated as of the beginning of the second quarter of 2008. For one of the reporting units in its publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using discounted cash flow and multiple of earnings techniques. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit.
The implied value of goodwill determined by the valuation for this reporting unit was less than the carrying amount by $2.1 billion, and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore the after tax effect of the impairment was $2.1 billion or $9.36 per diluted share.
The impairment charge of $176 million for other publishing intangible assets was required because revenue results from the underlying businesses have softened from what was expected at the time they were purchased. In accordance with SFAS No. 142, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. In addition, the carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after tax impact was $113 million or $0.50 per diluted share.
The carrying value of property, plant and equipment amounts at certain publishing businesses was also evaluated due to softening business conditions. The recoverability of these assets was measured in accordance with SFAS No. 144. This measurement process indicated that expected undiscounted future cash flows to be generated by certain asset groups would be less than the asset carrying values. The carrying values of these asset groups were therefore reduced to fair value and an impairment charge of $177 million was taken. Asset group fair values were determined using a multiple of earnings technique. The company also recognized accelerated depreciation of $11 million in connection with certain cost reduction initiatives. Deferred tax benefits were recognized for these charges and therefore the after tax impact was $117 million or $0.51 per diluted share.
For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. These investment carrying value adjustments were $261 million pre tax and $162 million on an after tax basis, or $0.71 per diluted share. The pre tax charges for these investments are reflected as “Equity income (losses) in unconsolidated investees, net” in the Statement of Income (Loss).
Operating Revenue and Expense Discussion
The narrative which follows provides background on key revenue and expense areas and principal factors affecting amounts and comparisons.
Operating Revenues
Operating revenues declined 10.2% to $1.7 billion for the second quarter of 2008 and 9.3% to $3.4 billion for the first six months of the year. Revenue results were affected primarily by weakness in the economy in the US and the UK, and a very challenging advertising environment that depressed revenues for both the publishing and broadcasting segments. A more detailed discussion of revenues is included in following sections of this report.

Operating Expenses
As a result of the non-cash charges discussed above, operating expenses increased substantially. Excluding the non-cash charges discussed above for goodwill, other intangible assets, and property, plant and equipment, operating costs declined 7% for the second quarter and year-to-date period, respectively.
During the second quarter of 2008, the company made changes to its domestic benefit plans by improving its 401(k) plan while freezing benefits under certain company sponsored defined benefit pension plans. As a result, the company recognized a pre tax curtailment gain for its domestic pension plans of approximately $46.5 million ($28.9 million after tax or $0.13 per share). However, the pension curtailment gain was almost totally offset by approximately $39.9 million in pre tax severance expenses ($26.4 million after tax or $0.12 per share) related to reductions in force and efficiency efforts in the U.S. and the UK.
Excluding severance costs, payroll expenses were down 4% for the quarter and 3% for the first six months, reflecting headcount reductions across the company.
Newsprint expenses were down 12% for the second quarter of 2008 and 16% for the first six months. Newsprint usage prices for the second quarter rose 5% but consumption was down 16%. For the six month period, prices were 1% lower and consumption was 15% lower.
The company’s continued aggressive cost control efforts at all business properties during the quarter mitigated to a significant degree the effects of lower revenue results. The company has increased strategic spending for online/digital operations, including costs for new personnel and technology.
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
Publishing Results
Publishing revenues decreased 11% to $1.5 billion from $1.7 billion in the second quarter and decreased 10% to $3.0 billion from $3.4 billion year-to-date. Domestic advertising revenues decreased 14% for the second quarter and 12% for the first six months. In British pounds, advertising revenues in the UK decreased 13% for the second quarter and 10% for the first six months. On a constant currency basis total publishing advertising revenue would have decreased 13% for the second quarter and 12% year-to-date. The average exchange rate used to translate UK publishing results from Sterling to U.S. dollars decreased 1% to 1.97 from 1.99 for the second quarter and increased less than 1% to 1.98 from 1.97 for the year-to-date period.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 20% of total publishing revenues for the second quarter and the year-to-date period. Advertising revenues include amounts derived from advertising placed with publishing internet web sites as well as print products. Other publishing revenues are mainly from commercial printing operations and PointRoll. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Second Quarter	2008	2007	% Change

Advertising	$1,108,189	$1,281,555	(14)
Circulation	305,994	312,506	(2)
All other	111,238	113,908	(2)

Total	$1,525,421	$1,707,969	(11)

Year-to-date	2008	2007	% Change

Advertising	$2,205,083	$2,503,182	(12)
Circulation	615,172	630,041	(2)
All other	211,855	222,901	(5)

Total	$3,032,110	$3,356,124	(10)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Second Quarter	2008	2007	% Change

Retail	$505,195	$550,857	(8)
National	168,934	200,815	(16)
Classified	434,060	529,883	(18)

Total publishing advertising revenue	$1,108,189	$1,281,555	(14)

Year-to-date	2008	2007	% Change

Retail	$984,218	$1,069,634	(8)
National	343,752	380,028	(10)
Classified	877,113	1,053,520	(17)

Total publishing advertising revenue	$2,205,083	$2,503,182	(12)

Publishing advertising revenues decreased 14% from $1.3 billion to $1.1 billion for the second quarter as the company experienced softness in all three revenue categories. UK publishing advertising decreased 13% reflecting a downturn in all categories, with the classified decline being the most significant. For US domestic publishing, advertising decreased 14%, reflecting softness in all categories, also led by classified. For the year-to-date period, publishing advertising revenues declined 12%.
For the second quarter and year-to-date periods, retail advertising revenues declined 8%. Retail advertising in the U.S. was down 8% for the quarter and the year-to-date. Revenues were lower in most principal retail categories, with the most significant declines in the furniture, department store, and telecommunications categories. Certain of these category losses are tied to the very soft real estate environment in the US and the UK.
National advertising revenues declined 16% and 10% for the second quarter and year-to-date, respectively. National ad revenue softness reflects overall advertising declines at USA TODAY of 17% for the second quarter and 8% year-to-date. Paid ad pages at USA TODAY were 831 for the second quarter compared to 1,034 for the same period last year and 1,657 year-to-date compared to 1,937 last year.
Total classified advertising revenues decreased 18% for the quarter and 17% year-to-date, led by the very soft domestic real estate market in the west and southeast, specifically Florida, Arizona, California and Nevada. Domestic classified real estate revenues were down 30% for both the quarter and year-to-date. Classified employment revenues were down 29% for the quarter and 27% year-to-date, and auto revenues decreased 11% for the quarter and the year-to-date. Classified revenues for UK publishing decreased 14% for the quarter and 11% year-to-date, on a constant currency basis. In the UK, auto and real estate advertising revenues were down 19% and 27% for the quarter and 20% and 21% year-to-date, respectively, while employment revenues were 11% lower for the quarter and 9% lower year-to-date, all on a constant currency basis.
Total online/digital revenues associated with publishing operations rose 5% and 6% for the quarter and year-to-date, respectively.
Circulation revenues declined 2% for the second quarter and the first six months of 2008. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 4% in the second quarter and 6% year-to-date while Sunday net paid circulation was down 5% for the second quarter and the year-to-date period. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased 0.3% from 2,278,022 in 2007 to 2,284,219 in 2008.
The decrease in “All other” revenues for the second quarter and year-to-date periods, is primarily due to lower commercial printing activity, partially offset by higher revenues at PointRoll.

As a result of the non-cash charges discussed above, publishing operating expenses increased substantially. Excluding these non-cash charges, publishing operating expenses were down 6% for the second quarter and year-to-date, respectively due to strong operating cost controls, including a significant decline in newsprint usage and expense. Newsprint expense was 12% lower for the quarter, reflecting a 16% decline in usage, including savings from web width reductions and greater use of light weight newsprint, partially offset by a 5% increase in price. Year-to-date, newsprint expense declined 16% on a 15% decline in usage and a 1% decrease in price. For the remainder of 2008, newsprint prices are expected to be above prior year levels while consumption will be below last year.
Cost comparisons for the publishing segment are also affected by an allocation of the previously discussed curtailment gain recognized in the second quarter upon the freezing of benefits under company sponsored domestic defined benefit pension plans. However this gain was offset by second quarter severance expenses of $38 million related to reductions in force and efficiency efforts for domestic and UK publishing.
Excluding the impact of the non-cash charges, newsprint costs, the pension curtailment gain and severance costs, publishing expenses declined 5% for the quarter and year-to-date. This reflects aggressive cost controls at most properties, partially offset by increased spending for the company’s online/digital operations, including costs associated with personnel additions and technology to support new initiatives.
The publishing segment reported a loss for the second quarter and year-to-date periods of 2008, reflecting the non-cash impairment charges discussed above. Absent these charges, publishing operating income decreased $103.0 million or 26% for the quarter and $158.1 million or 21% for the year-to-date, reflecting the challenging print advertising environment, partially mitigated by operating cost savings throughout the group.
Broadcasting Results
Broadcasting includes results from the company’s 23 television stations and Captivate. Reported broadcasting revenues were $192.6 million in the second quarter compared to $204.7 million in 2007, a decline of $12.1 million or 6%. Year-to-date revenues were $362.7 million compared to $387.7 million in 2007, a decline of $25.0 million or 6%. Television revenues, excluding Captivate, were down 6% in the quarter, with local revenues down 7% and national revenues down 11%. Year-to-date revenues, excluding Captivate, were down 7%, with local revenues down 8% and national revenues down 9%. The decline in revenue reflects reduced ad demand amid the generally softer economic environment. The year-to-date revenue decline also reflects the absence in 2008 of Super Bowl ad spending on the company’s CBS affiliates. These factors were partially offset by an increase of approximately $3.1 million and $7.3 million in politically related advertising revenue for the second quarter and year-to-date 2008, respectively. Online revenues increased 17% for the quarter and 14% year-to-date.
Broadcasting operating expenses decreased more than 3% for the second quarter and more than 4% for the first 6 months of 2008, to $113.3 million and $225.7 million, reflecting an allocation of part of the pension curtailment gain, lower ad sales expense and lower stock-based compensation, partially offset by severance costs and the non-cash charges involving property, plant and equipment discussed above.
Reported operating income from broadcasting was down $8.2 million or 9% in the second quarter and $14.5 million or 10% year-to-date.
Corporate Expense
Corporate expenses in the second quarter were $10.0 million as compared to $18.7 million a year ago. Year-to-date corporate expenses were $25.7 million compared to $41.8 million a year ago. The decline reflects an allocation of part of the pension curtailment gain, as well as tight cost controls and lower stock compensation expense.
Consolidated Operating Expenses
Total consolidated operating expenses increased substantially due to the inclusion of the non-cash charges related to goodwill, other intangible assets and property, plant and equipment. Excluding the non-cash charges, operating expenses were below last year by $95 million, or 7%. Year-to-date total operating expenses decreased by $195 million or 7%. Important savings were achieved in publishing, broadcasting and at the corporate level. In addition to lower newsprint expense, payroll and stock compensation, most other general operating costs were lower for both business segments and for corporate. Operating expense comparisons were also favorably affected by the excess of the pension plan curtailment gain ($46.5 million) over severance expense ($39.9 million) recorded in the second quarter.

Non-Operating Income and Expense
The company’s interest expense decreased $22.4 million or 34% for the quarter and $46.8 million or 34% year-to-date, reflecting lower interest levels and average debt balance. The daily average outstanding balance of commercial paper was $845 million during the second quarter of 2008 and $2.4 billion during the second quarter of 2007. The daily average outstanding balance of commercial paper was $785 million during the first six months of 2008 and $2.2 billion during the first six months of 2007. The weighted average interest rate on commercial paper was 3.2% and 5.4% for the second quarter of 2008 and 2007, respectively. For the year-to-date periods of 2008 and 2007, the weighted average interest rate on commercial paper was 3.6% and 5.4%, respectively. Total average outstanding debt for the second quarter was $3.96 billion in 2008 and $4.71 billion in 2007. For the year-to-date periods of 2008 and 2007, the total average outstanding debt was $3.97 billion and $4.92 billion, respectively. The weighted average interest rate for total outstanding debt was 4.2% for the quarter as compared to 5.4% last year and 4.4% year-to-date as compared to 5.4% last year.
As discussed more fully in the “Liquidity, Capital Resources, Financial Position, and Statement of Cash Flows” section of this report, the company has floating rate notes in the form of commercial paper obligations and a $280.0 million term loan that was drawn in July 2008. At the end of the second quarter, the company also had floating rate convertible notes outstanding but, as expected, these were repaid in their entirety on July 15, 2008, financed with a combination of new term loan proceeds and commercial paper borrowings. Subsequent to the repayment of the convertible notes, the company had approximately $2.3 billion in floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $11.3 million.
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
The company’s net equity loss in unconsolidated investees as reported for the second quarter and year-to-date periods of 2008 is substantial due to the inclusion of $261 million of impairment charges related to minority equity investments in newspaper partnerships and certain other businesses. Excluding the impairment charges, the company’s net equity income in unconsolidated investees declined $10 million for the second quarter and $20 million for the first six months of 2008, primarily due to lower operating results from its newspaper partnership investments, increased promotional and business development spending at CareerBuilder and Classified Ventures and operating costs for newly established digital/online businesses, including Metromix.
Other non-operating income for the year-to-date period of 2008 reflects a first quarter gain of $25.5 million on the sale of excess land adjacent to the company’s headquarters in McLean, Virginia.
Provision (Benefit) for Income Taxes
The company reported a pre tax loss of $2,425.0 million for its second quarter and $2,133.5 million for the first six months of 2008. These pre tax losses include impairment charges discussed previously, the majority of which are not deductible for income tax purposes. Therefore, the effective tax benefit rate on these pre tax losses, including the impairment charges, are at the very low levels of 5.5% for the second quarter and 1.6% for the year-to-date period. Excluding the pre tax and tax effects of all impairment charges recorded in the second quarter, the company’s effective tax rate on such earnings would have been 29.0% for the second quarter and 31.4% for the year-to-date period. The tax rates for 2008 reflect a lower statutory rate on UK earnings and benefits from favorable renegotiations of prior year tax positions with UK tax authorities.
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

Taxes provided on the earnings from discontinued operations totaled $1.3 million and $4.1 million for the second quarter and year-to-date 2007, respectively. This includes U.S. federal and state income taxes and represents an effective rate of approximately 39%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to state income taxes. Also included in discontinued operations is the $73.8 million net after tax gain recognized in the second quarter of 2007 on the disposal of these properties. Taxes provided on the gain totaled approximately $139.8 million, covering U.S. federal and state income taxes and represent an effective rate of 65%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.
Earnings from discontinued operations, excluding the gain, per diluted share were $0.01 and $0.03 for the second quarter and year-to-date 2007, respectively. Second quarter 2007 earnings per diluted share for the gain on the disposition of these properties were $0.31.
Net Income/Loss
The company’s net loss was $2,290.8 million or $10.03 per diluted share for the second quarter compared to net income of $365.7 million or $1.56 per diluted share for 2007. For the year-to-date period of 2008 the company’s net loss was $2,099.0 or $9.17 per diluted share compared with net income of $576.3 million or $2.45 per diluted share for the comparable period of 2007. The 2008 results include $2.8 billion of non-cash charges discussed above ($2.5 billion after tax).
The weighted average number of diluted shares outstanding for the second quarter of 2008 totaled 228,325,000 compared to 234,605,000 for the second quarter of 2007. For the first six months of 2008 and 2007, the weighted average number of diluted shares outstanding totaled 228,772,000 and 234,814,000, respectively. The decline in outstanding shares is the result of the company’s share repurchase program under which approximately 0.6 million shares were repurchased during the second quarter of 2008, 2.1 million shares were repurchased during the first six months of 2008, and 3.0 million shares were repurchased in the second half of 2007. See Part II, Item 2 for information on share repurchases.
Acquisitions, Investments and Asset Dispositions
On December 31, 2007, the company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the USA TODAY Sports brand. This acquisition was not material to results of operations or financial condition.
In February 2008, the company formed quadrantONE, a new digital ad sales network, with three other top media companies: Tribune Company, Hearst Corporation and The New York Times Company.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI owns and maintains family organization software aimed at busy families.
Subsequent to the close of the second quarter, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company now owns 100% of ShopLocal and will consolidate its results beginning in the third quarter of 2008. The acquisition will enable ShopLocal to collaborate with another Gannett company, PointRoll, to create ads that dynamically connect retail advertisers and consumers, online and in the store.
Subsequent to the end of the second quarter the company purchased a minority stake in Mogulus, LLC, a company that provides internet broadcasting services. The company also increased its investment in 4INFO subsequent to the end of the period, maintaining its approximate ownership interest.
In April 2007, the company disposed of a parcel of real estate located adjacent to its corporate headquarters in McLean, Virginia. In accordance with the installment method of accounting under SFAS No. 66, “Accounting for Sales of Real Estate”, $6 million of the gain was recognized in other non-operating income during the second quarter of 2007. The remaining gain of $25.5 million was deferred and recognized in the first quarter of 2008.
The financial statements reflect an allocation of purchase price that is preliminary for acquisitions completed subsequent to July 1, 2007.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The company’s cash flow from operating activities was $537.6 million for the first six months of 2008, compared to $648.9 million for the first six months of 2007. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
Cash flows used in the company’s investing activities totaled $5.9 million for the six months of 2008, reflecting $58.0 million of capital spending, $11.3 million of payments for acquisitions (discussed in Note 5 to the financial statements), and $24.0 million for investments. These cash inflows were partially offset by $69.2 million of proceeds from the sale of assets and $18.3 million of proceeds from investments.
Cash flows used in financing activities totaled $31.6 million for the first six months of 2008 reflecting net debt proceeds of $226.2 million, the payment of dividends totaling $184.0 million and the repurchase of common stock of $72.8 million. The company’s regular quarterly dividend of $0.40 per share, which was declared in the second quarter of 2008, totaled $91.4 million and was paid in July 2008.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the company’s common stock. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of June 29, 2008, the company had remaining authority to repurchase up to $808.9 million of the company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
On June 16, 2008 the company repaid at scheduled maturity $500 million in aggregate principal amount of 4.125% notes, using borrowings in the commercial paper market.
On April 2, 2007, the company repaid at scheduled maturity $700 million in aggregate principal amount of 5.50% notes. The repayment was funded with proceeds of commercial paper borrowings, including $525 million which had been raised prior to the end of the first quarter of 2007 and which were temporarily invested in marketable securities until the repayment date of the notes.
In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bore interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. As anticipated, on July 15, 2008, the holders of all of the convertible notes required the company to repurchase their notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain lenders. The term loan is payable in full on July 14, 2011. The loan agreement requires the maintenance of net worth of at least $3.5 billion, and also contains covenants and default provisions customary for facilities of this nature and substantially similar to those contained in each of the company’s other credit agreements, as amended, dated February 27, 2004 and December 13, 2004. The loan carries interest at a floating rate and may be prepaid at any time without penalty.
The proceeds from the term loan, along with proceeds received from commercial paper issuances, approximately $500 million of which had been received from borrowings prior to the end of the second quarter and which were held in interest bearing deposits, were used to repurchase the $1.0 billion convertible notes discussed above.
The company’s operations have historically generated strong positive cash flow which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.
The company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The company’s commercial paper is rated A-2 and P-2 by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s), respectively. The company’s senior unsecured long-term debt is rated BBB+ by S&P and A3 by Moody’s. Subsequent to the end of the quarter, on July 17, 2008, Moody’s announced that it was placing the company’s long-term rating of A3 under review for a possible downgrade, while re-affirming the P-2 short-term rating applicable to its commercial paper.

The company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued. Proceeds from any takedowns off the shelf may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $744 million at the end of the second quarter 2008 versus $777 million at the end of 2007. This change reflects a slight decrease in the exchange rate for British Pound Sterling. Newsquest’s assets and liabilities at June 29, 2008 and December 30, 2007 were translated from Sterling to U.S. dollars at an exchange rate of approximately 2.00 at June 29, 2008 and the end of 2007, respectively. For the second quarter and first six months of 2008, Newsquest’s financial results were translated at an average rate of 1.97 and 1.98, compared to 1.99 and 1.97 last year.
The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the non-cash impairment charges, for the second quarter and year-to-date periods of 2008 would have increased or decreased approximately 2%.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a further economic downturn in some or all of the company’s principal publishing or broadcasting markets leading to decreased circulation or local, national or classified advertising; (c) a decline in general publishing readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the Sterling to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (1) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset or property, plant and equipment impairment charges; and (n) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 29, 2008	Dec. 30, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$577,362	$77,249
Trade receivables, less allowance for doubtful receivables (2008 — $34,984; 2007 — $36,772)	863,373	956,523
Other Receivables	40,889	92,660
Inventories	118,827	97,086
Deferred income taxes	27,470	28,470
Prepaid expenses and other current assets	81,703	91,267

Total current assets	1,709,624	1,343,255

Property, plant and equipment
Cost	4,763,790	4,921,877
Less accumulated depreciation	(2,401,464)	(2,306,207)

Net property, plant and equipment	2,362,326	2,615,670

Intangible and other assets
Goodwill	7,873,254	10,034,943
Indefinite-lived and other amortized intangible assets, less accumulated amortization	544,590	735,461
Investments and other assets	886,302	1,158,398

Total intangible and other assets	9,304,146	11,928,802

Total assets	$13,376,096	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 29, 2008	Dec. 30, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$238,715	$257,393
Compensation, interest and other accruals	384,438	407,245
Dividends payable	91,689	93,050
Income taxes	52,458	24,301
Deferred income	157,753	180,174

Total current liabilities	925,053	962,163

Deferred income taxes	478,096	696,112
Income taxes	288,300	319,778
Long-term debt	4,324,586	4,098,338
Postretirement medical and life insurance liabilities	208,501	216,988
Other long-term liabilities	488,520	556,910

Total liabilities	6,713,056	6,850,289

Minority interests in consolidated subsidiaries	18,870	20,279

Shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	733,515	721,205
Retained earnings	10,737,655	13,019,143
Accumulated other comprehensive income	398,410	430,891

	12,193,999	14,495,658

Less treasury stock, 96,304,328 shares and 94,216,075 shares, respectively, at cost	(5,549,829)	(5,478,499)

Total shareholders’ equity	6,644,170	9,017,159

Total liabilities, minority interests and shareholders’ equity	$13,376,096	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	June 29, 2008	July 1, 2007	(Dec)
Net Operating Revenues:
Publishing advertising	$1,108,189	$1,281,555	(13.5)
Publishing circulation	305,994	312,506	(2.1)
Broadcasting	192,568	204,666	(5.9)
All other	111,238	113,908	(2.3)

Total	1,717,989	1,912,635	(10.2)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	988,538	1,052,476	(6.1)
Selling, general and administrative expenses, exclusive of depreciation	299,539	320,636	(6.6)
Depreciation	65,618	62,677	4.7
Amortization of intangible assets	6,475	8,855	(26.9)
Goodwill and other asset impairment charges (see Note 3)	2,491,365	—	***

Total	3,851,535	1,444,644	***

Operating income (loss)	(2,133,546)	467,991	***

Non-operating (expense) income:
Equity income (losses) in unconsolidated investees, net (see Note 3)	(252,793)	17,470	***
Interest expense	(43,957)	(66,400)	(33.8)
Other non-operating items	5,340	10,324	(48.3)

Total	(291,410)	(38,606)	***

Income (loss) before income taxes	(2,424,956)	429,385	***
Provision (benefit) for income taxes	(134,200)	139,500	***

Income (loss) from continuing operations	(2,290,756)	289,885	***

Income from the operation of discontinued operations, net of tax	—	1,963	***
Gain on disposal of newspaper business net of tax	—	73,814	***

Net Income (Loss)	$(2,290,756)	$365,662	***

Earnings (Loss) from continuing operations per share — basic	$(10.03)	$1.24	***
Discontinued operations per share — basic	—	0.01	***
Gain on disposal of newspaper business per share — basic	—	0.32	***

Net Income (Loss) per share — basic	$(10.03)	$1.56	***

Earnings (Loss) from continuing operations per share — diluted	$(10.03)	$1.24	***
Discontinued operations per share — diluted	—	0.01	***
Gain on disposal of newspaper business per share — diluted	—	0.31	***

Net Income (Loss) per share — diluted	$(10.03)	$1.56	***

Dividends per share	$0.40	$0.31	29.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six Weeks Ended		% Inc
	June 29, 2008	July 1, 2007	(Dec)
Net Operating Revenues:
Publishing advertising	$2,205,083	$2,503,182	(11.9)
Publishing circulation	615,172	630,041	(2.4)
Broadcasting	362,748	387,725	(6.4)
All other	211,855	222,901	(5.0)

Total	3,394,858	3,743,849	(9.3)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,975,038	2,110,412	(6.4)
Selling, general and administrative expenses, exclusive of depreciation	594,435	641,157	(7.3)
Depreciation	125,220	124,862	0.3
Amortization of intangible assets	14,715	17,710	(16.9)
Goodwill and other asset impairment charges (see Note 3)	2,491,365	—	***

Total	5,200,773	2,894,141	***

Operating income (loss)	(1,805,915)	849,708	***

Non-operating (expense) income:
Equity income (losses) in unconsolidated investees, net (see Note 3)	(264,548)	15,990	***
Interest expense	(92,506)	(139,345)	(33.6)
Other non-operating items	29,491	10,286	***

Total	(327,563)	(113,069)	***

Income (loss) before income taxes	(2,133,478)	736,639	***
Provision (benefit) for income taxes	(34,500)	240,400	***

Income (loss) from continuing operations	(2,098,978)	496,239	***

Income from the operation of discontinued operations, net of tax	—	6,221	***
Gain on disposal of newspaper business net of tax	—	73,814	***

Net Income (Loss)	$(2,098,978)	$576,274	***

Earnings (Loss) from continuing operations per share — basic	$(9.17)	$2.12	***
Discontinued operations per share — basic	—	0.03	***
Gain on disposal of newspaper business per share — basic	—	0.31	***

Net Income (Loss) per share — basic	$(9.17)	$2.46	***

Earnings (Loss) from continuing operations per share — diluted	$(9.17)	$2.11	***
Discontinued operations per share — diluted	—	0.03	***
Gain on disposal of newspaper business per share — diluted	—	0.31	***

Net Income (Loss) per share — diluted	$(9.17)	$2.45	***

Dividends per share	$0.80	$0.62	29.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six weeks ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net Income (Loss)	$(2,098,978)	$576,274
Adjustments to reconcile net income (loss) to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	(73,814)
Depreciation and amortization	139,935	144,679
Goodwill and other asset impairment charges (see Note 3)	2,491,365	—
Provision for deferred income taxes	(216,100)	12,100
Pension (benefit) expense, net of pension contributions	(33,047)	30,037
Equity losses (income) in unconsolidated investees, net (see Note 3)	264,548	(15,990)
Stock-based compensation	13,404	20,521
Other net, including asset sale gains and changes in other assets and liabilities	(23,487)	(44,924)

Net cash flow from operating activities	537,640	648,883

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,989)	(59,974)
Payments for acquisitions, net of cash acquired	(11,295)	(20,972)
Payments for investments	(23,998)	(67,144)
Proceeds from investments	18,266	20,266
Proceeds from sale of assets	69,160	438,869
Purchase of investments in marketable securities	—	(58,508)

Net cash (used for) provided by investing activities	(5,856)	252,537

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance fees	—	1,000,000
Proceeds from (payments of) unsecured promissory notes	726,248	(953,663)
Payments of unsecured fixed rate notes and other indebtedness	(500,000)	(700,000)
Dividends paid	(184,043)	(145,598)
Cost of common shares repurchased	(72,764)	(90,354)
Proceeds from issuance of common stock	—	12,065
Distributions to minority interest in consolidated partnerships	(1,068)	(1,487)

Net cash used for financing activities	(31,627)	(879,037)

Effect of currency exchange rate change	(44)	1,684

Net increase in cash and cash equivalents	500,113	24,067
Balance of cash and cash equivalents at beginning of period	77,249	94,256

Balance of cash and cash equivalents at end of period	$577,362	$118,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2008
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended June 29, 2008, and the comparable periods of 2007, reflect all adjustments which, in the opinion of the company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
In connection with the May 2007 sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation, the results for these publishing businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At June 29, 2008, there were no results of operations or net assets related to these discontinued operations. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and twenty-six week periods ended July 1, 2007, are as follows:

	Thirteen Weeks ended	Twenty-six Weeks ended
(in millions of dollars)	July 1, 2007	July 1, 2007
Revenues	$11.8	$41.0
Pre tax income	$3.3	$10.3
Net income	$2.0	$6.2
Gain (after tax)	$73.8	$73.8
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
NOTE 2 — Recently issued accounting standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP No. EITF 03-6-1 will not have a material effect on the company’s Consolidated Financial Statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 will not have a material effect on the company’s Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are effective for the beginning of fiscal year 2009. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interests and classified as a component of equity. The company is in the process of studying the impact of these standards on the company’s financial accounting and reporting.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. The company adopted SFAS No. 157 at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Refer to Note 12 for information regarding the company’s fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The company is currently assessing the impact of adopting the deferred portion of the pronouncement.

NOTE 3 — Impairment and other non-cash charges
Softening business conditions and a decline in the company’s stock price required the company to perform impairment tests on its goodwill, intangible assets, and other long lived assets as of March 31, 2008, the first day of its fiscal second quarter. As a result, the company has recorded non-cash impairment charges in the quarter to reduce the book value of publishing goodwill, other publishing intangible assets including mastheads, and certain publishing property, plant and equipment assets. The carrying value of certain of the company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down. The company also recorded accelerated depreciation expense associated with certain cost reduction initiatives.
A summary of these charges is presented below:

	Pre Tax	After Tax	Per Diluted
(in millions except per share amounts)	Amount	Amount	Share Amount (a)
Publishing segment asset impairments:
Goodwill	$2,138	$2,138	$9.36
Other intangible assets—principally mastheads	176	113	0.50
Property, plant and equipment	177	110	0.48

Total asset impairments	2,491	2,361	10.34

Accelerated depreciation:
Publishing	8	5	0.02
Broadcasting	2	1	—
Corporate	1	1	—

Consolidated total included in operating expenses	2,502	2,368	10.37

Newspaper publishing partnerships and other equity method investments	261	162	0.71

Total non-cash charges	$2,763	$2,530	$11.08

(a)	Per diluted share amounts are for the quarter ended June 29, 2008 and totals may not sum due to rounding.
The goodwill impairment charge results from the application of the impairment testing provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Impairment testing is customarily performed annually, and last had been performed at the end of 2007, at which time no goodwill impairment charge was indicated. Because of softening business conditions within the company’s publishing segment and the decline in the company’s stock price and market capitalization, this testing was updated as of the beginning of the second quarter of 2008. For one of the reporting units in its publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using discounted cash flow and multiple of earnings techniques. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit.
The implied value of goodwill determined by the valuation for this reporting unit was less than the carrying amount by $2.1 billion, and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore, the after tax effect of the impairment was $2.1 billion or $9.36 per diluted share.
The impairment charge of $176 million for other publishing intangible assets was required because revenue results from the underlying businesses have softened from what was expected at the time they were purchased. In accordance with SFAS No. 142, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. In addition, the carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after tax impact was $113 million or $0.50 per diluted share.

The carrying value of property, plant and equipment amounts at certain publishing businesses was also evaluated due to softening business conditions. The recoverability of these assets was measured in accordance with SFAS No. 144. This measurement process indicated that expected undiscounted future cash flows to be generated by certain asset groups would be less than the asset carrying values. The carrying values of these asset groups were therefore reduced to fair value and an impairment charge of $177 million was taken. Asset group fair values were determined using a multiple of earnings technique. The company also recognized accelerated depreciation of $11 million in connection with certain cost reduction initiatives. Deferred tax benefits were recognized for these charges and therefore the after tax impact was $117 million or $0.51 per diluted share.
For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. These investment carrying value adjustments were $261 million pre tax and $162 million on an after tax basis, or $0.71 per diluted share. The pre tax charges for these investments are reflected as “Equity income (losses) in unconsolidated investees, net” in the Statement of Income (Loss).
NOTE 4 — Equity based awards
Stock-based compensation
For the quarter ended June 29, 2008 and July 1, 2007, options were granted for 34,683 and 32,625 shares, respectively. For the year-to-date periods ended June 29, 2008 and July 1, 2007, options were granted for 807,883 and 805,725 shares, respectively. The following weighted average assumptions were used to estimate the fair value of those options.

	Year-to-date
	2008	2007

Average expected term	4.5 years	4.5 years
Expected volatility	18.45%	17.80%
Risk-free interest rates	2.92%	4.52%
Expected dividend yield	4.20%	2.07%
For the second quarter 2008, the company recorded stock-based compensation expense of $6.0 million, consisting of $3.0 million for nonqualified stock options and $3.0 million for restricted shares. For the year-to-date 2008, the company recorded stock-based compensation expense of $13.4 million, consisting of $7.5 million for nonqualified stock options and $5.9 million for restricted shares. The related tax benefit for stock compensation was $2.3 million for the second quarter and $5.1 million for the year-to-date period. On an after tax basis, total stock compensation expense was $3.7 million or $0.02 per share for the second quarter and $8.3 million or $0.04 per share year-to-date.
For the second quarter of 2007, the company recorded stock-based compensation expense of $6.9 million, consisting of $4.0 million for nonqualified stock options and $2.9 million for restricted shares (including shares issuable under the long-term incentive program). For the year-to-date 2007, the company recorded stock based compensation expense of $20.5 million, consisting of $13.9 million for nonqualified stock options and $6.6 million for restricted shares. The related tax benefit for stock compensation expense was $2.6 million for the second quarter and $7.8 million for the year-to-date period. On an after tax basis, total stock compensation expense was $4.3 million or $0.02 per share for the second quarter and $12.7 million or $0.05 per share year-to-date.
During the quarter and year-to-date ended June 29, 2008, no options were exercised.
During the quarter and year-to-date ended July 1, 2007, options for 91,538 and 216,864 shares of common stock were exercised. The company received $5.1 million and $12.1 million of cash from the exercise of these options. The intrinsic value of the options exercised was approximately $0.3 million for the second quarter and $1.1 million for the year-to-date. The actual tax benefit realized from the tax deductions from the options exercised was $0.1 million for the second quarter and $0.4 million for the year-to-date.
Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the status of the company’s stock option awards as of June 29, 2008 and changes thereto during 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at beginning of year	27,933,353	$70.88
Granted	807,883	31.98
Canceled/Expired	(855,860)	74.08

Outstanding at quarter end	27,885,376	$69.66	4.36	$0.00

Options exercisable at quarter end	23,252,971	$73.04	4.01	$0.00
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

A summary of the status of the restricted stock awards as of June 29, 2008 and changes during 2008 is presented below:

		Weighted
		Average Fair
	Shares	Value
Restricted stock outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	45,372	31.09
Vested	(13,528)	50.80
Canceled	(34,101)	48.92

Restricted stock outstanding and unvested at quarter end	1,038,965	$47.08

Long-term incentive program
In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desired to motivate key executives to drive success in new businesses while continuing to achieve success in our core businesses. Because of softening business conditions, in the second quarter of 2008 the company determined that program targets would not be achieved, and previously accrued cost at the end of the first quarter of 2008 was reversed.
NOTE 5 — Acquisitions, investments and asset dispositions
On December 31, 2007, the company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the USA TODAY Sports brand. This acquisition was not material to results of operations or financial condition.
In February 2008, the company formed quadrantONE, a new digital ad sales network, with three other top media companies: Tribune Company, Hearst Corporation and The New York Times Company.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI owns and maintains family organization software aimed at busy families.
Subsequent to the close of the second quarter, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company now owns 100% of ShopLocal and will consolidate its results beginning in the third quarter of 2008. The acquisition will enable ShopLocal to collaborate with another Gannett company, PointRoll, to create ads that dynamically connect retail advertisers and consumers, online and in the store.
Subsequent to the end of the second quarter the company purchased a minority stake in Mogulus, LLC, a company that provides internet broadcasting services. The company also increased its investment in 4INFO subsequent to the end of the period, maintaining its approximate ownership interest.
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
The financial statements reflect an allocation of purchase price that is preliminary for acquisitions subsequent to July 1, 2007.

NOTE 6 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 29, 2008 and December 30, 2007.

	June 29, 2008		December 30, 2007
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$7,873,254	$—	$10,034,943	$—
Indefinite-lived intangibles:
Mastheads and trade names	113,935	—	248,501	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	247,810	104,257	307,114	110,491
Other	46,512	14,714	48,222	13,189
Amortization expense was $6.5 million in the quarter ended June 29, 2008 and $14.7 million year-to-date. For the second quarter and year-to-date of 2007, amortization expense was $8.9 and $17.7 million respectively. Amortization expense in the quarter ended June 29, 2008 was reduced slightly due to the impairment of certain amortizable intangible assets discussed in Note 3. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles include commercial printing relationships, internally developed technology and other assets. These assets were assigned lives of between 2.5 and 15 years and are amortized on a straight-line basis.

(in thousands of dollars)	Publishing	Broadcasting	Total
Goodwill
Balance at Dec. 30, 2007	$8,415,891	$1,619,052	$10,034,943
Acquisitions and adjustments	8,094	—	8,094
Impairment	(2,138,000)	—	(2,138,000)
Dispositions	(137)	—	(137)
Foreign currency exchange rate changes	(31,545)	(101)	(31,646)

Balance at June 29, 2008	$6,254,303	$1,618,951	$7,873,254

Goodwill decreased primarily due to the non-cash charges discussed further in Note 3.
NOTE 7 — Long-term debt
On June 16, 2008 the company repaid the $500 million in unsecured notes bearing interest at 4.125% that were due using borrowings in the commercial paper market.
On April 2, 2007, the company repaid at scheduled maturity $700 million in aggregate principal amount of 5.50% notes. The repayment was funded with proceeds of commercial paper borrowings, including $525 million which had been raised prior to the end of the first quarter of 2007 and which were temporarily invested in marketable securities until the repayment date of the notes.
In June 2007, the company issued $1.0 billion aggregate principal amount of unsecured senior convertible notes in an underwritten public offering. Proceeds from the notes were used to repay commercial paper obligations. The convertible notes bore interest at a floating rate equal to one month LIBOR, reset monthly, minus twenty-three basis points. As anticipated, on July 15, 2008, the holders of the convertible notes required the company to repurchase the convertible notes for cash at a price equal to 100% of the principal amount of the notes submitted for repurchase, plus accrued and unpaid interest.

In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain lenders. The term loan is payable in full on July 14, 2011. The loan agreement requires the maintenance of net worth of at least $3.5 billion, and also contains covenants and default provisions customary for facilities of this nature and substantially similar to those contained in each of the company’s other credit agreements, as amended, dated February 27, 2004 and December 13, 2004. The loan carries interest at a floating rate and may be prepaid at any time without penalty.
The proceeds from the term loan, along with proceeds received from commercial paper issuances, approximately $500 million of which had been received from borrowings prior to the end of the second quarter and which were held in interest bearing deposits, were used to repurchase the $1.0 billion convertible notes discussed above.
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

(in thousands)	June 29, 2008

2009	—
2010	—
2011	—
2012	$4,324,586
2013	—
Later years	—

Total	$4,324,586

NOTE 8 — Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the company’s principal retirement plan and covers most U.S. employees of the company and its subsidiaries.
On June 10, 2008, the company’s Board of Directors authorized and approved amendments to each of (i) the Gannett Retirement Plan; (ii) the Gannett Supplemental Retirement Plan (SERP); (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments are designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the Gannett Retirement Plan and SERP, most participants in these plans will have their benefits frozen as of August 1, 2008, meaning that their service and earnings on and after that date will not be considered for purposes of calculating their retirement benefits. Participants whose Gannett Retirement Plan and, if applicable, SERP benefits are frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence. Effective August 1, 2008, most participants whose benefits are frozen under the Gannett Retirement Plan and, if applicable, the SERP will receive higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally will increase from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of compensation. Gannett will also make additional employer contributions to the 401(k) Plan on behalf of certain employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules that limit the amount of compensation that can be taken into account when calculating benefits under a qualified plan. Generally, Gannett’s contributions to the DCP will be calculated by applying the same formula that applies to an employee’s matching and additional employer contributions under the 401(k) Plan to the employee’s compensation in excess of the IRS compensation limit.
As a result of the amendments to freeze most benefit accruals in the Gannett Retirement Plan and the SERP, the company recognized a net pre tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Incremental contributions under the enhanced 401(k) Savings Plan will commence August 1, 2008.

The company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Second Quarter		Year-to-date
(in millions of dollars)	2008	2007	2008	2007

Service cost-benefits earned during the period	$19.4	$24.5	$43.2	$51.1
Interest cost on benefit obligation	53.1	49.7	106.7	98.9
Expected return on plan assets	(68.4)	(68.1)	(139.0)	(135.9)
Amortization of prior service credit	(3.8)	(5.5)	(9.0)	(10.3)
Amortization of actuarial loss	7.6	11.3	15.5	22.2

Pension expense for company-sponsored retirement plans	7.9	11.9	17.4	26.0
Curtailment gain	(46.5)	—	(46.5)
Union and other pension cost	1.8	2.0	3.6	4.0

Pension (benefit) cost	$(36.8)	$13.9	$(25.5)	$30.0

NOTE 9 — Postretirement benefits other than pension
The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance are presented in the following table:

	Second Quarter		Year-to-date
(in millions of dollars)	2008	2007	2008	2007

Service cost-benefits earned during the period	$0.5	$0.5	$1.0	$1.0
Interest cost on net benefit obligation	3.5	3.4	7.0	6.8
Amortization of prior service credit	(3.9)	(1.8)	(7.8)	(5.7)
Amortization of actuarial loss	1.2	0.1	2.4	1.4

Net periodic postretirement benefit cost	$1.3	$2.2	$2.6	$3.5

NOTE 10 — Income taxes
The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $182 million as of December 30, 2007 and $149 million as of the end of the second quarter of 2008. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 30, 2007 was $264 million and as of June 29, 2008 was $231 million. The $33 million net decrease reflects a net reduction for prior year tax positions of $21 million, a reduction for cash settlements of $13 million, a reduction for lapses of statutes of limitations of $4 million, and additions in the current year of $5 million. The reduction for prior year tax positions, as well as the reduction for cash settlements, was primarily related to favorable settlements with the UK tax authorities.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The company recognized interest expense (income) of $9 million and $(5) million during the second quarter of 2008 and 2007, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 30, 2007 was approximately $83 million and as of June 29, 2008, was approximately $100 million.

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
It is reasonably possible that the amount of the unrecognized benefits with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $50 million within the next 12 months primarily due to lapses of statutes of limitations in various jurisdictions and potential settlements of ongoing audits and negotiations.
NOTE 11 — Comprehensive income (loss)
The table below presents the components of comprehensive income (loss) for the second quarter and first six months of 2008 and 2007.

	Second Quarter		Year-to-date
(in thousands of dollars)	2008	2007	2008	2007

Net income (loss)	$(2,290,756)	$365,662	$(2,098,978)	$576,274
Other comprehensive income (loss)	(23,421)	78,484	(32,480)	99,810

Comprehensive income (loss)	$(2,314,177)	$444,146	$(2,131,458)	$676,084

Other comprehensive income (loss) consists primarily of foreign currency translation and mark-to-market adjustments on the interest rate swaps.
NOTE 12 — Fair value measurement
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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of June 29, 2008 (in thousands):

	Fair Value Measurements as of
	June 29, 2008
	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation related investments	$44,597	$—	$—	$44,597
Sundry investments	$25,525	$—	$—	$25,525

Liabilities
Interest rate swaps	$—	$13,396	$—	$13,396

NOTE 13 — Business segment information
The company has determined that its reportable segments based on its management and internal reporting structures are publishing, which is the largest segment of its operations, and broadcasting.
Broadcasting includes results from the company’s 23 television stations and Captivate. Captivate is a national news and entertainment network that delivers programming and full motion video advertising through wireless digital video screens in elevators of premier office towers and in select hotels across North America.
Excluding discontinued operations

	Thirteen weeks ended		% Inc
(unaudited, in thousands of dollars)	June 29, 2008	July 1, 2007	(Dec)
Net Operating Revenues:
Publishing	$1,525,421	$1,707,969	(10.7)
Broadcasting	192,568	204,666	(5.9)

Total	$1,717,989	$1,912,635	(10.2)

Operating Income (Loss) (net of depreciation, amortization and asset impairment — see Note 3):
Publishing	$(2,202,786)	$399,279	***
Broadcasting	79,234	87,412	(9.4)
Corporate	(9,994)	(18,700)	(46.6)

Total	$(2,133,546)	$467,991	***

Depreciation, Amortization and Asset Impairment (see Note 3):
Publishing	$2,548,122	$59,163	***
Broadcasting	10,160	8,459	20.1
Corporate	5,176	3,910	32.4

Total	$2,563,458	$71,532	***

	Twenty-six weeks ended		% Inc
	June 29, 2008	July 1, 2007	(Dec)
Net Operating Revenues:
Publishing	$3,032,110	$3,356,124	(9.7)
Broadcasting	362,748	387,725	(6.4)

Total	$3,394,858	$3,743,849	(9.3)

Operating Income (Loss) (net of depreciation, amortization and asset impairment — see Note 3):
Newspaper publishing	$(1,917,254)	$739,887	***
Broadcasting	137,039	151,574	(9.6)
Corporate	(25,700)	(41,753)	(38.4)

Total	$(1,805,915)	$849,708	***

Depreciation, Amortization and Asset Impairment (see Note 3):
Newspaper publishing	$2,603,501	$117,474	***
Broadcasting	18,655	17,182	8.6
Corporate	9,144	7,916	15.5

Total	$2,631,300	$142,572	***

NOTE 14 — Earnings (loss) per share
The company’s earnings (loss) per share (basic and diluted) are presented below:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Income (loss) from continuing operations (see Note 3)	$(2,290,756)	$289,885	$(2,098,978)	$496,239
Income from the operation of discontinued operations, net of tax	—	1,963	—	6,221
Gain on disposal of newspaper business, net of tax	—	73,814	—	73,814

Net income (loss)	$(2,290,756)	$365,662	$(2,098,978)	$576,274

Weighted average number of common shares outstanding — basic	228,325	234,196	228,772	234,391
Effect of dilutive securities
Stock options	—	65	—	85
Restricted stock	—	344	—	338

Weighted average number of common shares outstanding — diluted (a)	228,325	234,605	228,772	234,814

Earnings (loss) from continuing operations per share — basic	$(10.03)	$1.24	$(9.17)	$2.12
Discontinued operations per share — basic	—	0.01	—	0.03
Gain on disposal of newspaper business net of tax — basic	—	0.32	—	0.31

Net income (loss) per share — basic	$(10.03)	$1.56	$(9.17)	$2.46

Earnings (loss) from continuing operations per share — diluted	$(10.03)	$1.24	$(9.17)	$2.11
Discontinued operations per share — diluted	—	0.01	—	0.03
Gain on disposal of newspaper business per share — diluted	—	0.31	—	0.31

Net income (loss) per share — diluted	$(10.03)	$1.56	$(9.17)	$2.45

(a)	Diluted weighted average common shares exclude 448 and 445 incremental shares resulting from the application of the treasury stock method to outstanding options and restricted stock for the thirteen and twenty-six weeks ended June 29, 2008, respectively. Their effect is anti-dilutive as results for these periods were a net loss.

NOTE 15 — Litigation
On December 31, 2003, two employees of the company’s television station KUSA in Denver filed a class action lawsuit in the U.S. District Court for the District of Colorado against Gannett and the Gannett Retirement Plan (Plan) on behalf of themselves and other similarly situated individuals who participated in the Plan after January 1, 1998, the date that certain amendments to the Plan took effect. The complaint was amended to add a third plaintiff. The plaintiffs alleged, among other things, that the current pension plan formula adopted in that amendment violated the age discrimination accrual provisions of the Employee Retirement Income Security Act. The plaintiffs sought to have their post-1997 benefits recalculated and sought other equitable relief. The court granted the plaintiffs’ motion to certify a class. On July 1, 2008, subsequent to the end of the company’s second quarter, the court granted summary judgment in favor of the defendants, and entered a judgment dismissing all claims of the class plaintiffs and the individual plaintiffs. The plaintiffs’ right to appeal the decision expired on July 31, 2008.
The company and a number of its subsidiaries are defendants in other judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these other matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which Sterling is the functional currency. If the price of Sterling against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the non-cash impairment charges, for the second quarter and year-to-date periods of 2008 would have increased or decreased approximately 2%.
As discussed more fully in the “Liquidity, Capital Resources, Financial Position, and Statement of Cash Flows” section of this report, the company has floating rate notes in the form of commercial paper obligations and a $280.0 million term loan that was drawn in July 2008. At the end of the second quarter, the company also had floating rate convertible notes outstanding but, as expected, these were repaid in their entirety on July 15, 2008, financed with a combination of new term loan proceeds and commercial paper borrowings. Subsequent to the repayment of the convertible notes, the company had approximately $2.3 billion in floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $11.3 million.
The fair value of the company’s total long-term debt, determined based on quoted market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $4.29 billion at June 29, 2008.
Item 4. Controls and Procedures
Based on their evaluation, the company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the company’s disclosure controls and procedures are effective as of June 29, 2008, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number
			of Shares
	(a) Total		Purchased as Part	(d) Approximate Dollar
	Number of	(b) Average	of Publicly	Value of Shares that
	Shares	Price Paid per	Announced	May Yet Be Purchased
Period	Purchased	Share	Program	Under the Program

3/31/08 – 5/04/08	98,000	$25.50	98,000	$821,422,352

5/05/08 – 6/01/08	—	—	—	$821,422,352

6/02/08 – 6/29/08	483,100	$25.85	483,100	$808,936,610

Total Second Quarter 2008	581,100	$25.79	581,100	$808,936,610
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
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 30, 2008. The following describes the actions taken at the Annual Meeting.
Three nominees were re-elected to the Board of Directors with each receiving greater than 95% of the vote. Tabulation of votes for each of the nominees was as follows:

	For	Withhold Authority
Craig A. Dubow	194,795,565	9,813,200
Donna E. Shalala	195,902,115	8,706,650
Neal Shapiro	196,625,153	7,983,612
The proposal to ratify Ernst & Young LLP as the company’s independent registered public accounting firm was approved. Tabulation of the votes for the proposal was as follows:

				Broker
	For	Against	Abstain	Non-Vote
Ratification of independent auditors	202,480,302	343,413	1,785,050	- 0 -

Item 5. Other Events
On July 31, 2008, the company’s Board of Directors amended Article II, Sections 4 and 6 of the company’s bylaws. Amended Article II, Section 4(A)(1) clarifies that the notice described in clause (c) of Article II, Section 4(A)(1) shall be the exclusive means for a stockholder to make nominations or submit other business (other than matters properly brought under Rule 14a-8 under the Exchange Act and included in the Corporation’s notice of meeting) before an annual meeting of stockholders. Under amended Article II, Section 4(A)(2), to be in proper form, a stockholder’s notice must set forth, in addition to the information that was previously required by the bylaws, a description of (i) any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Corporation or with a value derived in whole or in part from the value of any class or series of shares of the Corporation, whether or not such instrument or right shall be subject to settlement in the underlying class or series of capital stock of the Corporation or otherwise (a “Derivative Instrument”) directly or indirectly owned beneficially by such stockholder and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Corporation, (ii) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder has a right to vote any shares of any security of the Corporation, (iii) any short interest in any security of the Corporation, (iv) any rights to dividends on the shares of the Corporation owned beneficially by such stockholder that are separated or separable from the underlying shares of the Corporation, (v) any proportionate interest in shares of the Corporation or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner and (vi) any performance-related fees (other than an asset-based fee) that such stockholder is entitled to based on any increase or decrease in the value of shares of the Corporation or Derivative Instruments, if any, as of the date of such notice, including without limitation any such interests held by members of such stockholder’s immediate family sharing the same household. Amended Article II, Section 4(C)(3) clarifies that any references in the Bylaws to the Exchange Act or the rules promulgated thereunder are not intended to and shall not limit the requirements applicable to nominations or proposals as to any other business to be considered pursuant to Section 4(A)(1)(c) or Section 4(B) of the Bylaws. Amended Article II, Section 6 establishes the record date as the date on which the Company shall determine whether the number of director nominees exceeds the number of directors to be elected for purposes of the director election vote requirements set forth in Article II, Section 6. The amended bylaws are attached as Exhibit 3-2 to this Form 10-Q.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008	GANNETT CO., INC.
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