Form 10-Q
period 2008-09-28
GANNETT CO INC /DE/
filed 2008-11-06
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of September 28, 2008, was 228,116,392.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Continuing Operations
Gannett Co, Inc. (the Company) reported income from continuing operations for the third quarter of 2008 of $158.1 million or $0.69 per diluted share The results for the quarter include $23.0 million in pre-tax severance expenses ($14.4 million after-tax or $0.07 per share) related to reductions in force and efficiency efforts in the U.S. and the UK. For the same period a year ago, income from continuing operations was $234.0 million or $1.01 per diluted share.
For the year-to-date, the 2008 loss from continuing operations was $1,940.9 million or $8.49 per diluted share compared to income in 2007 from continuing operations of $730.3 million or $3.12 per diluted share. During the second quarter of 2008, the Company recorded certain non-cash impairment charges totaling approximately $2.8 billion on a pre-tax basis and $2.5 billion on an after-tax basis or $11.07 per diluted share. These charges are more fully described in Note 3 to the Condensed Consolidated Financial Statements in this report.
Business Acquisitions and Establishment of New Business Segment
On September 3, 2008, the Company increased its ownership in CareerBuilder LLC (CareerBuilder) to 50.8% from 40.8%, obtaining a controlling interest. Accordingly, the results of CareerBuilder, beginning with September, are now fully consolidated. On June 30, 2008, the Company increased its ownership in ShopLocal LLC (ShopLocal) to 100% from 42.5%, and the results of ShopLocal, from that date, are now fully consolidated. Prior to these acquisitions, the equity share of CareerBuilder and ShopLocal results were reported as equity earnings in the non-operating section of the Statements of Income.
Beginning with the third quarter, a new “Digital” business segment is being reported, which includes CareerBuilder and ShopLocal results from the date of full consolidation, as well as PointRoll, Planet Discover and Schedule Star. Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment. Operating results from the operation of web sites that are associated with publishing operations and broadcast stations continue to be reported in the publishing and broadcast segments.
Operating Revenue and Expense Discussion
The narrative which follows provides background on key revenue and expense areas and principal factors affecting amounts and comparisons.
Operating Revenues
Operating revenues declined 9.0% to $1.6 billion for the third quarter of 2008 and 9.2% to $5.0 billion for the first nine months of the year. The decline was principally due to softer publishing advertising demand resulting from weak economic conditions in the U.S. and the UK. Publishing revenue declines were offset partially by Olympic and political ad spending in broadcasting and revenues from the consolidation of CareerBuilder and ShopLocal. On a pro forma basis, assuming Gannett consolidated CareerBuilder and ShopLocal in the third quarters of 2008 and 2007, operating revenues would have been 10.2% lower. A more detailed discussion of revenues by business segment is included in following sections of this report.
Operating Expenses
Operating expenses declined 2.2% for the third quarter, while for the year-to-date period they increased substantially, as a result of the second quarter non-cash impairment charges (refer to Note 3 to the Condensed Consolidated Financial Statements in this report for information regarding these charges). The reduction in operating expenses for the quarter reflects continued cost control and efficiency efforts, including lower newsprint expense from significantly reduced consumption, as well as lower pension and other employee benefit costs. Savings in these areas were partially offset by pre-tax severance expense of $23.0 million, and by incremental operating costs resulting from the consolidation of CareerBuilder and ShopLocal. On a pro forma basis and excluding severance costs, operating expenses declined 5.3% for the quarter.

Excluding severance costs, payroll expenses were down 2% for the quarter and 3% for the first nine months, reflecting headcount reductions across the Company.
Newsprint expenses were down 3% for the third quarter of 2008 and 12% for the first nine months. Newsprint usage prices for the third quarter rose 16% but consumption was down 17%. For the nine month period, prices were 4% higher and consumption was 16% lower.
During the second quarter of 2008, the Company made changes to its domestic benefit plans, improving its 401(k) plan employer matching contribution while freezing benefits under certain Company sponsored defined benefit pension plans. As a result, the Company recognized a pre-tax curtailment gain for its domestic pension plans of approximately $46.5 million ($28.9 million after-tax or $0.13 per share).
The Company’s continued aggressive cost control efforts at nearly all business properties throughout 2008 mitigated to a significant degree the effects of lower revenue results. The Company has plans to implement further cost control measures in the fourth quarter, including additional headcount reductions.
The Company has increased strategic spending for online/digital operations, including costs for new personnel and technology.
Publishing Results
Publishing revenues declined 14% to $1.4 billion from $1.6 billion in the third quarter and 11% to $4.4 billion from $4.9 billion year-to-date.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 72% and 22% of total publishing revenues for the third quarter and 73% and 21% of total publishing revenues for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing internet web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Third Quarter	2008	2007	% Change

Advertising	$977,111	$1,187,744	(17.7)
Circulation	298,978	309,143	(3.3)
All other	86,627	95,085	(8.9)

Total	$1,362,716	$1,591,972	(14.4)

Year-to-date	2008	2007	% Change

Advertising	$3,182,194	$3,690,926	(13.8)
Circulation	914,150	939,184	(2.7)
All other	264,581	288,553	(8.3)

Total	$4,360,925	$4,918,663	(11.3)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Third Quarter	2008	2007	% Change

Retail	$457,789	$509,746	(10.2)
National	155,528	168,830	(7.9)
Classified	363,794	509,168	(28.6)

Total publishing advertising revenue	$977,111	$1,187,744	(17.7)

Year-to-date	2008	2007	% Change

Retail	$1,444,600	$1,581,974	(8.7)
National	499,959	540,196	(7.4)
Classified	1,237,635	1,568,756	(21.1)

Total publishing advertising revenue	$3,182,194	$3,690,926	(13.8)

Publishing advertising revenues decreased 18% to $977 million from $1.2 billion for the third quarter as the Company experienced significant declines in all three revenue categories. For U.S. publishing, advertising decreased 15%, while in the UK, advertising revenues fell 28%. In British pounds, advertising revenues in the UK declined 24% for the third quarter and 14% for the first nine months. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 6% to 1.90 from 2.02 for the third quarter and decreased slightly less than 2% to 1.95 from 1.99 for the year-to-date period. On a constant currency basis total publishing advertising revenue would have been 17% lower for the third quarter and 13% lower for the year-to-date period.
For the third quarter and year-to-date periods, retail advertising revenues declined 10% and 9%, respectively. Retail advertising in the U.S. was down 10% for the quarter and 9% year-to-date. In the UK retail revenues were down 14% for the quarter and 8% year-to-date. Revenues were lower in most principal retail categories, with the most significant declines in the furniture, department store, and telecommunications categories. Certain of these category losses are tied to the troubled real estate sector in the U.S. and the UK.
National advertising revenues declined 8% for the third quarter and 7% year-to-date. National ad revenue results reflect soft advertising demand at USA TODAY, down 7% for the third quarter and 8% year-to-date. Paid ad pages at USA TODAY were 713 for the third quarter compared to 803 for the same period last year and were 2,370 year-to-date compared to 2,741 last year. Growth in the advocacy, financial, and home and building categories was more than offset by losses in the entertainment, travel, automotive and technology categories.
Classified advertising revenues declined 29% for the quarter and 21% year-to-date. Domestically, classified revenues were 27% lower for the third quarter and 23% lower year-to-date. For the quarter, employment was down 36%, real estate was 33% lower and automotive was 19% below last year. On a year-to-date basis employment was down 30%, real estate was down 31% and automotive was 14% lower. Increasingly, classified results in all principal categories were adversely affected by the troubled real estate sector and a deterioration in general economic conditions. The Company’s properties in the states of Arizona, California, Nevada and Florida have been most adversely affected by these economic developments.
UK classified revenues were 33% lower for the quarter and 19% lower for the year-to-date. On a constant currency basis, UK classified revenues were down 29% for the quarter and 17% year-to-date. General economic conditions in the UK have also significantly worsened since the beginning of the year. Home mortgage lending is down substantially and the unemployment rate has risen. Real estate revenues were 54% lower for the quarter and were down 32% for the year-to-date. Employment revenue declined 30% for the quarter and 14% year-to-date, and automotive was off 30% for the quarter and 23% year-to-date.

The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate a portion of advertising revenues from the operation of web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s new digital segment. These online/digital advertising revenues declined 4% and rose 1% for the quarter and year-to-date periods, respectively.
Circulation revenues declined 3% for the third quarter and the first nine months of 2008. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 6% for the third quarter and the year-to-date periods, while Sunday net paid circulation was down 5% for the third quarter and year-to-date periods. In the September Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased .01% from 2,293,137 in 2007 to 2,293,310 in 2008.
The decrease in “All other” revenues for the third quarter and year-to-date periods is primarily due to lower commercial printing activity.
Publishing operating expenses were down 7% for the third quarter. However, these expenses included approximately $20.4 million of severance costs related to reductions in force and efficiency efforts. These severance costs were more than offset by savings related to employee benefit programs, reduced newsprint consumption and the effect of other aggressive costs controls. Excluding the 2008 severance expenses, publishing expenses were 8% lower for the quarter.
Newsprint expense was 3% lower for the quarter, reflecting a 17% decline in usage, including savings from web width reductions and greater use of light weight newsprint, partially offset by a 16% increase in price. Year-to-date, newsprint expense declined 12% on a 16% decline in usage and a 4% increase in price. For the remainder of 2008, newsprint prices are expected to be above prior year levels, while consumption will continue to be significantly below last year.
Publishing expense comparisons for the year to date periods are affected by the second quarter non-cash impairment charges (refer to Note 3 to the Condensed Consolidated Financial Statements in this report for more information regarding these charges) totaling approximately $2.5 billion. Cost comparisons for the year-to-date are also affected by an allocation to the publishing segment of a portion of the pension plan curtailment gain recognized in the second quarter of 2008. The curtailment gain, however, was more than offset by year to date severance expenses of $59.3 million related to reductions in force and efficiency efforts for domestic and UK publishing.
Excluding the impact of the non-cash charges, newsprint costs, the pension curtailment gain and severance costs, publishing expenses declined 6% for the year-to-date period. This reflects aggressive cost controls at most properties, partially offset by increased spending for the Company’s online/digital operations at its publishing sites, including costs for personnel additions and technology to support new revenue initiatives.
Publishing segment operating income declined $145.9 million or 44% for the quarter, reflecting the challenging advertising environment, partially mitigated by cost savings throughout the group. Excluding the 2008 severance expenses, segment operating income would have declined $125.5 million or 38%. The weakening of the British pound also contributed to the decline in operating income by approximately $5 million. The publishing segment reported a loss of $1.7 billion for the year-to-date period of 2008, reflecting the non-cash impairment charges discussed in Note 3 to the Condensed Consolidated Financial Statements in this report. Absent non-cash impairment charges and the 2008 severance expenses, publishing operating income would have declined $242.4 million or 23% for the year-to-date period.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $197.0 million in the third quarter, a 4% increase compared to $189.5 million in 2007. The increase reflects nearly $24 million in ad spending related to the Olympics on the Company’s NBC affiliates and approximately $26 million in politically related advertising. However, the weakening economy had a negative impact on certain core advertising categories, including auto, which partially offset the incremental Olympic and political revenues. Year-to-date revenues were $559.7 million compared to $577.3 million in 2007, a decline of $17.6 million or 3%. The year-to-date decline reflects reduced core category ad demand amid the soft economic environment and the absence in 2008 of Super Bowl ad spending on the Company’s CBS affiliates. These factors were partially offset by the incremental Olympic and political ad revenues.

Broadcasting revenues include ad revenues generated from the operation of web sites that are associated with its television stations. These revenues are separate and distinct from revenue generated by businesses included in the Company’s new digital segment. The broadcasting online/digital revenues rose 15% for the quarter and year-to-date period.
Broadcasting operating expenses for the third quarter totaled $113.0 million, down 4% from $118.1 million a year ago, reflecting continued cost controls, offset in part by severance expense. On a year-to-date basis, operating costs were down 4%.
Reported operating income from broadcasting rose $12.5 million or 17% in the third quarter but was $2.1 million or 1% lower for the year-to-date period.
Based on current pacings, television revenues for the fourth quarter of 2008 will be slightly higher than last year’s fourth quarter in the low single digits due to political spending this year.
Digital Results
On September 3, 2008, the Company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder beginning in September are now fully consolidated. On June 30, 2008, the Company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these acquisitions, the Company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder acquisition, the Company reflects a minority interest charge on its Statements of Income (Expense) related to the other partners’ ownership interest.
Beginning with the third quarter, a new digital business segment is being reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover and Schedule Star. Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment.
The principal reason for the significant increase in the quarter and, to a lesser extent, year-to-date digital revenues and expenses is the consolidation of CareerBuilder and ShopLocal. Digital revenues increased from $17.2 million to $77.6 million for the third quarter and increased from $46.6 million to $111.5 million year-to-date. Digital expenses increased similarly, from $11.1 million to $71.5 million for the third quarter, and from $34.6 million to $101.7 million for the year-to-date period.
Operating income for the digital segment reflects positive results in the quarter and year-to-date periods for CareerBuilder, PointRoll and ShopLocal, which are partially offset by continued investment in Schedule Star and expenses associated with the development of our digital infrastructure.
Corporate Expense
Corporate expenses in the third quarter were $14.3 million compared to $17.8 million a year ago. Year-to-date corporate expenses were $40.0 million compared to $59.5 million a year ago. The decline reflects tight cost controls, including lower compensation and benefit costs for the quarter and year-to-date periods. The year-to-date period decline also reflects an allocation of part of the pension curtailment gain recorded in the second quarter.
Consolidated Operating Expenses
For the third quarter, operating expenses declined by $31.4 million or 2%. Costs for the quarter include $23 million of severance expense, and the inclusion of operating costs from the initial consolidation of CareerBuilder and ShopLocal. However, these incremental costs were more than offset by newsprint savings (higher prices more than offset by lower consumption), lower payroll and benefit expenses due to headcount reductions and benefit plan changes, a lower currency exchange rate for Newsquest expenses and aggressive cost controls throughout publishing, broadcast and corporate operations. On a pro forma basis and excluding severance expenses, consolidated operating expenses for the quarter declined 5%.
On a year-to-date basis, total consolidated operating expenses increased substantially due to the inclusion of the non-cash charges related to goodwill, other intangible assets and property, plant and equipment discussed in Note 3 to the Condensed Consolidated Financial Statements in this report. Year-to-date costs include $63 million in severance, and costs from the initial consolidation of CareerBuilder and ShopLocal. However, these incremental costs were more than offset by the pension plan curtailment gain ($46.5 million) recorded in the second quarter, newsprint expense savings, lower compensation and benefit costs and generally strong cost controls. On a pro forma basis and excluding the non-cash impairment charges, the severance expenses and the pension plan curtailment gain, consolidated operating expenses declined 4% for the year-to-date period.

Non-Operating Income and Expense
Equity Earnings
At the end of 2007, the Company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and Texas-New Mexico Newspapers Partnership, were reclassified from “All other” revenue and reflected as “Equity income (losses) in unconsolidated investees, net” in the non-operating section of the Consolidated Statements of Income. These amounts include the Company’s equity share of results from CareerBuilder and ShopLocal for periods prior to when the Company began consolidating their results of operations.
The Company’s net equity loss in unconsolidated investees for the year-to-date period of 2008 includes $261 million of second quarter impairment charges related to equity investments in newspaper partnerships and certain other businesses (discussed in Note 3 to the Condensed Consolidated Financial Statements in this report). The company’s net equity income in unconsolidated investees declined $9.6 million for the third quarter reflecting lower operating results from newspaper partnership investments, continuing investment in digital assets including Metromix, and the absence of the Company’s share of CareerBuilder’s September 2008 results (now consolidated).
Interest Expense
The Company’s interest expense decreased $16.2 million or 25.7% for the quarter and $63.0 million or 31.2% year-to-date, reflecting lower interest rates and lower average borrowings.
The daily average outstanding balance of commercial paper was $1.81 billion during the third quarter of 2008 and $1.14 billion during the third quarter of 2007. The daily average outstanding balance of commercial paper was $1.13 billion during the first nine months of 2008 and $1.87 billion during the first nine months of 2007. The weighted average interest rate on commercial paper was 3.4% and 5.7% for the third quarter of 2008 and 2007, respectively. For the year-to-date periods of 2008 and 2007, the weighted average interest rate on commercial paper was 3.4% and 5.4%, respectively.
Total average outstanding debt for the third quarter was $4.11 billion in 2008 and $4.45 billion in 2007. For the year-to-date periods of 2008 and 2007, total average outstanding debt was $4.04 billion and $4.77 billion, respectively. The weighted average interest rate for total outstanding debt was 4.4% for the quarter compared to 5.5% last year and 4.4% year-to-date compared to 5.4% last year.
At the end of the third quarter of 2008, the Company had approximately $2.2 billion in floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $10.8 million.
Other Non-Operating Items
The decrease in “Other non-operating items” for the third quarter reflects the inclusion of minority interest expense related to CareerBuilder, beginning in September of 2008, a reduced level of investment income and foreign currency charges associated with UK pound-denominated transactions. For the year-to-date periods, “Other non-operating items” is above last year due principally to the first quarter 2008 gain of $25.5 million on the sale of excess land adjacent to the Company’s headquarters in McLean, VA.
Provision (Benefit) for Income Taxes
The Company’s effective income tax rate for continuing operations was 26.4% for the third quarter compared to 32.3% for the comparable period of 2007. The lower tax rate for the third quarter 2008 reflects incremental benefits from the release of prior years U.S. state tax reserves upon the favorable settlement of contested issues. In addition, the tax rate reflects a benefit from a lower statutory rate on UK earnings beginning in 2008.
The Company reported a pre-tax loss of $1,918.7 million for the first nine months of 2008. These pre-tax losses include impairment charges taken in the second quarter, the majority of which are not deductible for income tax purposes. Therefore, the effective tax benefit rate on these pre-tax losses, including the impairment charges, are at the very low levels of (1.2)% for the year-to-date period. Excluding the pre-tax and tax effects of all impairment charges recorded in the second quarter, the Company’s effective tax rate on such earnings would have been 30.1% for the year-to-date period. This rate reflects the third quarter factors discussed above plus the benefits from favorable renegotiation of prior year tax positions with UK tax authorities. The Company expects further release of U.S. state tax reserves in the fourth quarter of 2008.

Discontinued Operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY and The Herald-Dispatch in Huntington, WV that were sold to GateHouse Media, Inc. on May 7, 2007 and the Chronicle-Tribune in Marion, IN that was contributed to the Gannett Foundation on May 21, 2007. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and netted into a single amount on the Statement of Income titled “Income from the operation of discontinued operations, net of tax” for the period presented.
Taxes provided on the earnings from discontinued operations totaled $4.1 million for 2007. This includes U.S. federal and state income taxes and represents an effective rate of approximately 39%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to state income taxes. Also included in discontinued operations is the $73.8 million net after-tax gain recognized in the second quarter of 2007 on the disposal of these properties. Taxes provided on the gain totaled approximately $139.8 million, covering U.S. federal and state income taxes and represent an effective rate of 65%. The excess of this effective rate over the U.S. statutory rate of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.
Earnings from discontinued operations, excluding the gain, per diluted share were $0.03 for 2007. Earnings per diluted share for the gain on the disposition of these properties were $0.32.
Net Income/Loss
The Company’s net income was $158.1 million or $0.69 per diluted share for the third quarter compared to net income of $234.0 million or $1.01 per diluted share for 2007. For the year-to-date period of 2008, the Company’s net loss was $1,940.9 million or $8.49 per diluted share compared with net income of $810.3 million or $3.46 per diluted share for the comparable period of 2007. The 2008 year-to-date results include $2.8 billion of non-cash charges ($2.5 billion after-tax) as discussed in Note 3 to the Condensed Consolidated Financial Statements in this report.
The weighted average number of diluted shares outstanding for the third quarter of 2008 totaled 228,331,000 compared to 232,698,000 for the third quarter of 2007. For the first nine months of 2008 and 2007, the weighted average number of diluted shares outstanding totaled 228,488,000 and 234,067,000, respectively. In the first nine months of 2008, 2.1 million shares were repurchased. Shares repurchased in the first nine months of 2007 totaled 2.8 million. See Part II, Item 2 for information on share repurchases.
Certain Matters Affecting Future Operating Results
The Company’s results to be reported for its fourth quarter and for 2009 are likely to be adversely affected by the current disruption in world financial markets and by the recessionary and worsening conditions in the U.S. and UK economies.
Advertising revenues may be adversely affected in all key categories and revenue comparisons may be more challenged than that experienced thus far in 2008. Operating results in the UK are also likely to be adversely affected by the decline in the exchange rate of the British pound from that used to translate results through the first nine months of 2008 (1.95). On November 3, 2008, the exchange rate had declined to 1.61.
For 2009, the Company’s expenses for its qualified retirement plans may increase substantially as the market value of plan assets has declined as a direct consequence of the recent financial market disruption. The impact of changes in plan asset values will not be precisely known, however, until the end of 2008.
The Company has further plans to significantly reduce Company wide expense levels in the face of these economic factors and the competitive pressures facing its businesses.
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
In July 2008, the Company purchased a minority stake in Mogulus, LLC, a company that provides internet broadcasting services. Also in July 2008, the Company increased its investment in 4INFO, maintaining its approximate ownership interest.
In August 2008, the Company purchased 100% of the outstanding shares of Pearls Review, Inc., an online nursing certification and continuing education review site.
The above business acquisitions and investments did not materially affect the Company’s financial position or results of operations.
On June 30, 2008, the Company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The Company now owns 100% of ShopLocal and began consolidating its results at the beginning of the third quarter of 2008. The acquisition enables ShopLocal to collaborate with another Gannett company, PointRoll, to create ads that dynamically connect retail advertisers and consumers, online and in the store. Consequently, ShopLocal’s operations turned profitable in third quarter.
On September 3, 2008, the Company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it is now the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Other non-operating items” in the Statement of Income.
The financial statements reflect an allocation of purchase price that is preliminary for business acquisitions completed subsequent to September 30, 2007.
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
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s cash flow from operating activities was $775.7 million for the first nine months of 2008, compared to $861.6 million for the first nine months of 2007. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
Cash flows used in the Company’s investing activities totaled $189.4 million for the nine months of 2008, reflecting $104.0 million of capital spending, $137.2 million of payments for acquisitions (discussed in Note 5 to the financial statements), and $41.3 million for investments. These cash inflows were partially offset by $69.5 million of proceeds from the sale of assets and $23.5 million of proceeds from investments.
Cash flows used in financing activities totaled $539.8 million for the first nine months of 2008 reflecting net debt payments of $190.0 million, the payment of dividends totaling $275.5 million and the repurchase of common stock of $72.8 million. The Company’s regular quarterly dividend of $0.40 per share, which was declared in the third quarter of 2008, totaled $91.2 million and was paid in October 2008. On October 30, 2008, the Board of Directors declared a dividend of $0.40 per share payable in January 2009 to shareholders of record as of the close of business on December 12, 2008.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of September 28, 2008, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
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
The Company’s operations have historically generated strong positive cash flow which, along with the Company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the Company’s requirements, including those for acquisitions. During September 2008, liquidity in the commercial paper market was highly constrained and the Company elected to borrow under its revolving credit agreements to repay commercial paper outstanding as it matured. As of September 28, 2008 the Company had $696 million of borrowings under its revolving credit facilities which were used to reduce commercial paper outstanding to $1.2 billion. On September 30, subsequent to the end of the reporting period, the Company borrowed an additional $1.2 billion under the revolving credit facilities, bringing the total borrowed to $1.9 billion. The additional funds were invested and are being used to repay all outstanding paper as it matures through December 12, 2008, thereby replacing commercial paper borrowings with borrowings under the revolving credit facilities. The Company anticipates reducing the level of these borrowings over time with cash flow from operations and will look to strategically refinance the amounts borrowed under the revolving credit facilities with the issuance of long-term debt.
On October 31, 2008, the Company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the Company maintain shareholders’ equity in excess of $3.5 billion was replaced with a new covenant that requires that the Company maintain a senior leverage ratio of less than 3.5x. The senior leverage ratio is the ratio of the Company’s senior unsecured debt outstanding to its EBITDA measured on a trailing four quarters basis. At this time, all of the Company’s debt is senior and unsecured. The new covenant also requires the Company to maintain a total leverage ratio of less than 4.0x. Total leverage ratio would also include any subordinated debt the Company may issue in the future.
In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the Company raises in the capital markets prior to December 31, 2009. Irrespective of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on December 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the Company’s senior unsecured debt from Moody’s and Standard & Poor’s (S&P). The rate currently in effect is 0.125%.
Under each of the agreements, the Company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Under the amended revolving credit agreements, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the Company will pay an applicable margin of 1.00% under the revolving credit agreements and 1.25% under the term loan agreement.

Also, in connection with the amendments, the Company agreed to provide future guarantees from its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fall below investment grade. If the guarantees are triggered, then existing notes and other unsecured debt of the Company will become structurally subordinated to the revolving credit agreements and the term loan. The amended facilities provide the Company with ample liquidity to operate its business and pursue its strategic objectives.
The Company’s short-term debt is currently rated A-2 and P-2 by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s), respectively.  The Company’s senior unsecured long-term debt is rated BBB+ by S&P and A3 by Moody’s. On July 17, 2008, Moody’s announced that it was placing the Company’s long-term rating of A3 under review for a possible downgrade, while re-affirming the P-2 short-term rating applicable to its commercial paper. On October 1, 2008 S&P placed the Company’s long-term rating of BBB+ and short-term rating A-2 on credit watch with negative implications, effectively precluding the Company from issuing commercial paper pending the outcome of its review of the short-term rating. However, at that time the Company had ceased borrowing through commercial paper issuance.
The Company has an effective universal shelf registration statement with the Securities and Exchange Commission under which an unspecified amount of securities may be issued.  Proceeds from any takedowns off the shelf may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and the financing of acquisitions.
Looking ahead, the Company expects to fund capital expenditures, interest, dividends and other operating requirements through cash flows from operations. The Company expects to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, funds raised in the capital or credit markets, or through borrowing capacity under its credit facilities. The Company’s financial and operating performance and its ability to generate sufficient cash flow for these purposes and to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the following section of this report.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $634 million at the end of the third quarter 2008 versus $777 million at the end of 2007. This change reflects a 7.6% decrease in the exchange rate for the British pound. Newsquest’s assets and liabilities at September 28, 2008 and December 30, 2007 were translated from the British pound to U.S. dollars at an exchange rate of approximately 1.84 at September 28, 2008 and 2.00 at the end of 2007, respectively. For the third quarter and first nine months of 2008, Newsquest’s financial results were translated at an average rate of 1.90 and 1.95, compared to 2.02 and 1.99 last year.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which British pound is the functional currency. If the price of British pound against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the non-cash impairment charges recorded in the second quarter, for the third quarter and year-to-date periods of 2008 would have increased or decreased approximately 2%.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 28, 2008	Dec. 30, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$122,777	$77,249
Trade receivables, less allowance for doubtful receivables (2008 — $37,672; 2007 — $36,772)	880,364	956,523
Other Receivables	52,583	92,660
Inventories	137,641	97,086
Deferred income taxes	29,970	28,470
Prepaid expenses and other current assets	122,650	91,267

Total current assets	1,345,985	1,343,255

Property, plant and equipment
Cost	4,840,443	4,921,877
Less accumulated depreciation	(2,479,697)	(2,306,207)

Net property, plant and equipment	2,360,746	2,615,670

Intangible and other assets
Goodwill	8,477,895	10,034,943
Indefinite-lived and amortizable intangible assets, less accumulated amortization	553,840	735,461
Investments and other assets	680,280	1,158,398

Total intangible and other assets	9,712,015	11,928,802

Total assets	$13,418,746	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 28, 2008	Dec. 30, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$305,206	$257,393
Compensation, interest and other accruals	464,343	407,245
Dividends payable	91,519	93,050
Income taxes	44,557	24,301
Deferred income	301,725	180,174

Total current liabilities	1,207,350	962,163

Deferred income taxes	508,723	696,112
Income taxes	262,235	319,778
Long-term debt	3,908,319	4,098,338
Postretirement medical and life insurance liabilities	205,114	216,988
Other long-term liabilities	484,963	556,910

Total liabilities	6,576,704	6,850,289

Minority interests in consolidated subsidiaries	236,037	20,279

Shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	736,606	721,205
Retained earnings	10,804,544	13,019,143
Accumulated other comprehensive income	289,737	430,891

	12,155,306	14,495,658

Less treasury stock, 96,302,240 shares and 94,216,075 shares, respectively, at cost	(5,549,301)	(5,478,499)

Total shareholders’ equity	6,606,005	9,017,159

Total liabilities, minority interests and shareholders’ equity	$13,418,746	$15,887,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	September 28, 2008	September 30, 2007	(Dec)

Net Operating Revenues:
Publishing advertising	$977,111	$1,187,744	(17.7)
Publishing circulation	298,978	309,143	(3.3)
Digital	77,594	17,181	***
Broadcasting	197,000	189,540	3.9
All other	86,627	95,085	(8.9)

Total	1,637,310	1,798,693	(9.0)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	985,004	1,026,041	(4.0)
Selling, general and administrative expenses, exclusive of depreciation	328,320	313,654	4.7
Depreciation	57,682	61,017	(5.5)
Amortization of intangible assets	7,123	8,852	(19.5)

Total	1,378,129	1,409,564	(2.2)

Operating income	259,181	389,129	(33.4)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	5,711	15,332	(62.8)
Interest expense	(46,802)	(63,010)	(25.7)
Other non-operating items	(3,333)	4,173	***

Total	(44,424)	(43,505)	2.1

Income before income taxes	214,757	345,624	(37.9)
Provision for income taxes	56,700	111,600	(49.2)

Net Income	$158,057	$234,024	(32.5)

Earnings per share — basic	$0.69	$1.01	(31.7)

Earnings per share — diluted	$0.69	$1.01	(31.7)

Dividends per share	$0.40	$0.40	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine weeks ended		% Inc
	September 28, 2008	September 30, 2007	(Dec)

Net Operating Revenues:
Publishing advertising	$3,182,194	$3,690,926	(13.8)
Publishing circulation	914,150	939,184	(2.7)
Digital	111,495	46,614	***
Broadcasting	559,748	577,265	(3.0)
All other	264,581	288,553	(8.3)

Total	5,032,168	5,542,542	(9.2)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,960,042	3,136,453	(5.6)
Selling, general and administrative expenses, exclusive of depreciation	922,755	954,811	(3.4)
Depreciation	182,902	185,879	(1.6)
Amortization of intangible assets	21,838	26,562	(17.8)
Goodwill and other asset impairment charges (see Note 3)	2,491,365	—	***

Total	6,578,902	4,303,705	52.9

Operating income (loss)	(1,546,734)	1,238,837	***

Non-operating (expense) income:
Equity income (losses) in unconsolidated investees, net (see Note 3)	(258,837)	31,322	***
Interest expense	(139,308)	(202,355)	(31.2)
Other non-operating items	26,158	14,459	80.9

Total	(371,987)	(156,574)	***

Income (loss) before income taxes	(1,918,721)	1,082,263	***
Provision (benefit) for income taxes	22,200	352,000	(93.7)

Income (loss) from continuing operations	(1,940,921)	730,263	***

Income from the operation of discontinued operations, net of tax	—	6,221	***
Gain on disposal of newspaper business net of tax	—	73,814	***

Net Income (Loss)	$(1,940,921)	$810,298	***

Earnings (Loss) from continuing operations per share — basic	$(8.49)	$3.12	***
Discontinued operations per share — basic	—	0.03	***
Gain on disposal of newspaper businesses per share — basic	—	0.32	***

Net Income (Loss) per share — basic	$(8.49)	$3.47	***

Earnings (Loss) from continuing operations per share — diluted	$(8.49)	$3.12	***
Discontinued operations per share — diluted	—	0.03	***
Gain on disposal of newspaper businesses per share — diluted	—	0.32	***

Net Income (Loss) per share — diluted	$(8.49)	$3.46	***

Dividends per share	$1.20	$1.02	17.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine weeks ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(1,940,921)	$810,298
Adjustments to reconcile net income (loss) to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	(73,814)
Taxes paid on gain on sale of discontinued operations	—	(134,932)
Depreciation and amortization	204,740	212,441
Goodwill and other asset impairment charges (see Note 3)	2,491,365	—
Provision for deferred income taxes	(198,300)	5,700
Pension (benefit) expense, net of pension contributions	(46,851)	45,054
Equity losses (income) in unconsolidated investees, net (see Note 3)	258,837	(31,322)
Stock-based compensation	17,139	27,507
Other net, including asset sale gains and changes in other assets and liabilities	(10,275)	699

Net cash flow from operating activities	775,734	861,631

Cash flows from investing activities:
Purchase of property, plant and equipment	(103,979)	(93,711)
Payments for acquisitions, net of cash acquired	(137,157)	(21,113)
Payments for investments	(41,290)	(72,641)
Proceeds from investments	23,518	32,110
Proceeds from sale of assets	69,494	438,276

Net cash (used for) provided by investing activities	(189,414)	282,921

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issuance fees	976,000	1,000,000
Proceeds from (payments of) unsecured promissory notes	333,981	(1,093,629)
Payments of unsecured fixed rate notes and other indebtedness	(1,500,000)	(700,000)
Dividends paid	(275,466)	(218,300)
Cost of common shares repurchased	(72,764)	(148,273)
Proceeds from issuance of common stock	—	12,050
Distributions to minority interest in consolidated partnerships	(1,548)	(2,125)

Net cash used for financing activities	(539,797)	(1,150,277)

Effect of currency exchange rate change	(995)	2,136

Net increase (decrease) in cash and cash equivalents	45,528	(3,589)
Balance of cash and cash equivalents at beginning of period	77,249	94,256

Balance of cash and cash equivalents at end of period	$122,777	$90,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2008
NOTE 1 – Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended September 28, 2008, and the comparable periods of 2007, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
In connection with the May 2007 sale of the Norwich (CT) Bulletin; the Rockford (IL) Register Star; the Observer-Dispatch in Utica, NY; and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and the contribution of the Chronicle-Tribune in Marion, IN to the Gannett Foundation, the results for these publishing businesses are presented in the Condensed Consolidated Statements of Income (Loss) as discontinued operations. At September 28, 2008, there were no results of operations or net assets related to these discontinued operations. Amounts applicable to the discontinued operations, which have been reclassified in the Statements of Income (Loss) for the thirty-nine week period ended September 30, 2007, are as follows:

Thirty-nine Weeks ended
(in millions of dollars)	September 30, 2007
Revenues	$41.0
Pre tax income	$10.3
Net income	$6.2
Gain (after-tax)	$73.8
On September 3, 2008, the Company increased its ownership in CareerBuilder LLC (CareerBuilder) to 50.8% from 40.8%, and in connection therewith became the majority and controlling owner of CareerBuilder. Accordingly, the results of CareerBuilder beginning with September 2008 are now fully consolidated. On June 30, 2008, the Company increased its ownership in ShopLocal LLC (ShopLocal) to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these acquisitions, the equity share of CareerBuilder and ShopLocal results were reported as equity earnings.
Beginning with the third quarter, a new “Digital” business segment is being reported, which includes CareerBuilder and ShopLocal results from the date of full consolidation, as well as PointRoll, Planet Discover and Schedule Star. Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the digital segment.
At the end of 2007, the Company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and Texas-New Mexico Newspapers Partnership, were reclassified from “All other” revenue and reflected as “Equity income (losses) in unconsolidated investees, net” in the non-operating section of the Consolidated Statements of Income (Loss). This line also includes equity income and losses from online/new technology businesses which were previously classified in “Other” non-operating items, including results from CareerBuilder and ShopLocal for the periods prior to their full consolidation in the Company’s financial statements.
In the third quarter of 2008, the Company began reporting a new digital segment and a separate digital revenues line in its Statements of Income. This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star and Planet Discover. Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All Other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications. The digital segment and the digital revenues line do not include online/digital revenues generated by web sites that are associated with the Company’s publishing and broadcasting operating properties. Such amounts are reflected within these segments and are included as part of publishing advertising revenues and broadcasting revenues in the Statements of Income.

NOTE 2 – Recently issued accounting standards
In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statement have not been issued. The Company adopted FSP FAS 157-3 for the period ended September 28, 2008. The adoption did not have a significant impact on the Company’s Consolidated Financial Statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material effect on the Company’s Consolidated Financial Statements.
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

NOTE 3 – Impairment and other non-cash charges
Softening business conditions and a decline in the Company’s stock price required the Company to perform an interim impairment test on its goodwill, intangible assets, and other long lived assets as of March 31, 2008, the first day of its fiscal second quarter. As a result, the Company recorded non-cash impairment charges in the second quarter to reduce the book value of publishing goodwill, other publishing intangible assets including mastheads, and certain publishing property, plant and equipment assets. The carrying value of certain of the Company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down. The Company also recorded accelerated depreciation expense associated with certain cost reduction initiatives.
A summary of these second quarter charges is presented below:

	Pre Tax	After Tax	Per Diluted
(in millions except per share amounts)	Amount	Amount	Share Amount (a)
Publishing segment asset impairments:
Goodwill	$2,138	$2,138	$9.36
Other intangible assets–principally mastheads	176	113	0.50
Property, plant and equipment	177	110	0.48

Total asset impairments	2,491	2,361	10.33

Accelerated depreciation:
Publishing	8	5	0.02
Broadcasting	2	1	—
Corporate	1	1	—

Consolidated total included in operating expenses	2,502	2,368	10.36

Newspaper publishing partnerships and other equity method investments	261	162	0.71

Total non-cash charges	$2,763	$2,530	$11.07

(a)	Per diluted share amounts are for the year-to-date period ended September 28, 2008 and totals may not sum due to rounding.
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
The implied value of goodwill determined by the valuation for this reporting unit was less than the carrying amount by $2.1 billion, and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore, the after-tax effect of the impairment was $2.1 billion or $9.36 per diluted share for the year-to-date period ended September 28, 2008.
The impairment charge of $176 million for other publishing intangible assets was required because revenue results from the underlying businesses have softened from what was expected at the time they were purchased. In accordance with SFAS No. 142, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. In addition, the carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after-tax impact was $113 million or $0.50 per diluted share for the year-to-date period ended September 28, 2008.

The carrying value of property, plant and equipment amounts at certain publishing businesses was also evaluated due to softening business conditions. The recoverability of these assets was measured in accordance with SFAS No. 144. This measurement process indicated that expected undiscounted future cash flows to be generated by certain asset groups would be less than the asset carrying values. The carrying values of these asset groups were therefore reduced to fair value and an impairment charge of $177 million was taken. Asset group fair values were determined using a multiple of earnings technique. The Company also recognized accelerated depreciation of $11 million in connection with certain cost reduction initiatives. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $117 million or $0.50 per diluted share for the year-to-date period ended September 28, 2008.
For certain of the Company’s newspaper publishing partnership investments, and for certain other investments in which the Company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the Company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the Company’s wholly owned publishing businesses. These investment carrying value adjustments were $261 million pre-tax and $162 million on an after-tax basis, or $0.71 per diluted share for the year-to-date period ended September 28, 2008. The pre-tax charges for these investments are reflected as “Equity income (losses) in unconsolidated investees, net” in the Statement of Income (Loss).
Consistent with the Company’s past practice, and as required under SFAS No. 142, the Company will perform its annual impairment testing of goodwill and other intangible assets in the fourth quarter of 2008.
NOTE 4 – Equity based awards
Stock-based compensation
For the quarters ended September 28, 2008 and September 30, 2007, options were granted for 6,000 and 18,000 shares, respectively. For the year-to-date periods ended September 28, 2008 and September 30, 2007, options were granted for 813,883 and 825,376 shares, respectively. The following weighted average assumptions were used to estimate the fair value of those options.

	Year-to-date
	2008	2007

Average expected term	4.5 years	4.5 years
Expected volatility	18.48%	17.80%
Risk-free interest rates	2.92%	4.52%
Expected dividend yield	4.23%	2.09%
For the third quarter 2008, the Company recorded stock-based compensation expense of $3.7 million, consisting of $2.9 million for nonqualified stock options and $0.8 million for restricted shares. For the year-to-date 2008, the Company recorded stock-based compensation expense of $17.1 million, consisting of $10.4 million for nonqualified stock options and $6.7 million for restricted shares. The related tax benefit for stock compensation was $1.4 million for the third quarter and $6.5 million for the year-to-date period. On an after-tax basis, total stock compensation expense was $2.3 million or $0.01 per share for the third quarter and $10.6 million or $0.05 per share year-to-date.
For the third quarter of 2007, the Company recorded stock-based compensation expense of $7.0 million, consisting of $3.9 million for nonqualified stock options and $3.1 million for restricted shares (including shares issuable under the long-term incentive program). For the year-to-date 2007, the Company recorded stock-based compensation expense of $27.5 million, consisting of $17.8 million for nonqualified stock options and $9.7 million for restricted shares (including shares issuable under the long-term incentive program). The related tax benefit for stock compensation expense was $2.6 million for the third quarter and $10.4 million for the year-to-date period. On an after-tax basis, total stock compensation expense was $4.4 million or $0.02 per share for the third quarter and $17.1 million or $0.07 per share year-to-date.
During the quarter and year-to-date periods ended September 28, 2008, no options were exercised.

During the quarter ended September 30, 2007, no options were exercised. During the year-to-date period ended September 30, 2007, options for 216,864 shares of common stock were exercised. The Company received $12.1 million of cash from the exercise of these options. The intrinsic value of the options exercised was approximately $1.1 million for the year-to-date period. The actual tax benefit realized from the tax deductions from the options exercised was $0.4 million for the year-to-date period.
Option exercises are satisfied through the issuance of shares from treasury stock.
A summary of the status of the Company’s stock option awards as of September 28, 2008 and changes thereto during 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at beginning of year	27,933,353	$70.88
Granted	813,883	31.74
Canceled/Expired	(1,051,298)	73.71

Outstanding at quarter end	27,695,938	$69.62	4.11	—

Options exercisable at quarter end	23,077,237	$73.03	3.76	—
Restricted stock
In addition to stock options, the Company issues stock-based compensation in the form of restricted stock. Restricted stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Company’s Executive Compensation Committee determines. These awards entitle an employee to receive shares of common stock at the end of a four-year incentive period conditioned on continued employment. Compensation expense for restricted stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant and is generally recognized on a straight-line basis over the four-year incentive period.
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
Additionally, directors may elect to receive their annual fees in restricted stock or options in lieu of cash. These shares or options generally vest at 25% per quarter after the grant date. Expense is recognized on a straight-line basis over the twelve-month board year for which the fees are paid based on the fair value of the stock award on the date of grant.
Directors may also elect to receive their meeting fees in restricted stock or options in lieu of cash. Restricted stock or options issued as compensation for meeting fees are issued at the end of the board year during which the fees were earned and fully vests on the date of grant. Expense is recognized on a straight-line basis over the course of the board year.

A summary of the status of the restricted stock awards as of September 28, 2008 and changes during 2008 is presented below:

		Weighted
		Average Fair
	Shares	Value
Restricted stock outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	59,422	28.02
Vested	(18,912)	49.97
Canceled	(51,328)	49.42

Restricted stock outstanding and unvested at quarter end	1,030,404	$46.63

Long-term incentive program
In February 2006, the Company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the Company desired to motivate key executives to drive success in new businesses while continuing to achieve success in our core businesses. Because of softening business conditions, in the second quarter of 2008 the Company determined that program targets would not be achieved, and previously accrued cost at the end of the first quarter of 2008 was reversed in the second quarter.
NOTE 5 – Acquisitions, investments and asset dispositions
On December 31, 2007, the Company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com will be affiliated with the USA TODAY Sports brand.
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
In July 2008, the Company purchased a minority stake in Mogulus, LLC, a company that provides internet broadcasting services. Also in July 2008, the Company increased its investment in 4INFO maintaining its approximate ownership interest.
In August 2008, the Company purchased 100% of the outstanding shares of Pearls Review, Inc., an online nursing certification and continuing education review site.
The above business acquisitions and investments did not materially affect the Company’s financial position or results of operations.
On June 30, 2008, the Company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The Company now owns 100% of ShopLocal and began consolidating its results at the beginning of the third quarter of 2008. The acquisition enables ShopLocal to collaborate with another Gannett company, PointRoll, to create ads that dynamically connect retail advertisers and consumers, online and in the store. Consequently, ShopLocal’s operations turned profitable in third quarter.
On September 3, 2008, the Company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that is it now the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Other non-operating items” in the Statements of Income.
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

In May 2007, the Company completed the sale of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY, and The Herald-Dispatch in Huntington, WV to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, IN to the Gannett Foundation. For all periods presented, results from these businesses have been reported as discontinued operations.
NOTE 6 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 28, 2008 and December 30, 2007.

	September 28, 2008		December 30, 2007
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$8,477,895	$—	$10,034,943	$—
Indefinite-lived intangibles:
Mastheads and trade names	109,254	—	248,501	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	259,155	109,902	307,114	110,491
Other	56,221	16,192	48,222	13,189
Amortization expense was $7.1 million in the quarter ended September 28, 2008 and $21.8 million year-to-date. For the third quarter and year-to-date of 2007, amortization expense was $8.9 million and $26.6 million respectively. Amortization expense for the year-to-date period and quarter was reduced due to the impairment of certain amortizable intangible assets discussed in Note 3. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles include commercial printing relationships, internally developed technology and other assets. These assets were assigned lives of between 2.5 and 15 years and are amortized on a straight-line basis.

(in thousands of dollars)
	Publishing	Digital	Broadcasting	Total
Goodwill
Balance at December 30, 2007	$8,309,811	$106,080	$1,619,052	$10,034,943
Acquisitions and adjustments	(566)	686,682	—	686,116
Impairment	(2,138,000)	—	—	(2,138,000)
Dispositions	(137)	—	—	(137)
Foreign currency exchange rate changes	(101,521)	(3,329)	(177)	(105,027)

Balance at September 28, 2008	$6,069,587	$789,433	$1,618,875	$8,477,895

Goodwill and other intangible asset values decreased primarily due to the non-cash charges discussed in Note 3.

NOTE 7 – Long-term debt
On June 16, 2008 the Company repaid $500 million in unsecured notes bearing interest at 4.125% that were due using borrowings in the commercial paper market.
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
In July 2008, the Company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty.
The proceeds from the term loan, along with proceeds received from commercial paper issuances, approximately $500 million of which had been received from borrowings prior to the end of the second quarter and which were held in interest bearing deposits, were used to repurchase the $1.0 billion convertible notes discussed above.
As of September 28, 2008 the Company had $696 million of borrowings under its revolving credit facilities which were used to reduce commercial paper outstanding to $1.2 billion. On September 30, subsequent to the end of the reporting period, the Company borrowed an additional $1.2 billion under the revolving credit facilities, bringing the total borrowed to $1.9 billion. The additional funds were invested and are being used to repay all outstanding paper as it matures through December 12, 2008, thereby replacing commercial paper borrowings with borrowings under the revolving credit facilities.
The following schedule of annual maturities of long-term debt assumes the Company had used its $3.9 billion of revolving credit agreements to refinance remaining unsecured promissory notes, the unsecured fixed rate notes, the unsecured floating rate notes, the unsecured senior convertible notes and other indebtedness due in 2008, 2009 and 2011. Based on this refinancing assumption, all of these obligations are reflected in the maturities for 2012.

September 28,
(in thousands)	2008

2009	$—
2010	—
2011	—
2012	3,908,319
2013	—
Later years	—

Total	$3,908,319

On October 31, 2008, the Company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the Company maintain shareholders’ equity in excess of $3.5 billion was replaced with a new covenant that requires that the Company maintain a senior leverage ratio of less than 3.5x. The senior leverage ratio is the ratio of the Company’s senior unsecured debt outstanding to its EBITDA measured on a trailing four quarters basis. At this time, all of the Company’s debt is senior and unsecured. The new covenant also requires the Company to maintain a total leverage ratio of less than 4.0x. Total leverage ratio would also include any subordinated debt the Company may issue in the future.

In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the Company raises in the capital markets prior to December 31, 2009. Irrespective of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on December 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the Company’s senior unsecured debt from Moody’s and Standard & Poor’s (S&P). The rate currently in effect is 0.125%.
Under each of the agreements, the Company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Under the amended revolving credit agreements, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the Company will pay an applicable margin of 1.00% under the revolving credit agreements and 1.25% under the term loan agreement.
Also, in connection with the amendments, the Company agreed to provide future guarantees from its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fall below investment grade. If the guarantees are triggered, then existing notes and other unsecured debt of the Company will become structurally subordinated to the revolving credit agreements and the term loan. The amended facilities provide the Company with ample liquidity to operate its business and pursue its strategic objectives.
NOTE 8 – Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the Company’s principal retirement plan and covers most U.S. employees of the Company and its subsidiaries.
On June 10, 2008, the Company’s Board of Directors authorized and approved amendments to each of (i) the Gannett Retirement Plan; (ii) the Gannett Supplemental Retirement Plan (SERP); (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments are designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the Gannett Retirement Plan and SERP, most participants in these plans had their benefits frozen as of August 1, 2008, meaning that their service and earnings on and after that date will not be considered for purposes of calculating their retirement benefits. Participants whose Gannett Retirement Plan and, if applicable, SERP benefits were frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence.
Effective August 1, 2008, most participants whose benefits were frozen under the Gannett Retirement Plan and, if applicable, the SERP began receiving higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of compensation. The Company will also make additional employer contributions to the 401(k) Plan on behalf of certain employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules that limit the amount of compensation that can be taken into account when calculating benefits under a qualified plan. Generally, Gannett’s contributions to the DCP will be calculated by applying the same formula that applies to an employee’s matching and additional employer contributions under the 401(k) Plan to the employee’s compensation in excess of the IRS compensation limit.
As a result of the amendments to freeze most benefit accruals in the Gannett Retirement Plan and the SERP, the Company recognized a net pre-tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Third Quarter		Year-to-date
(in millions of dollars)	2008	2007	2008	2007

Service cost-benefits earned during the period	$12.8	$25.6	$56.0	$76.7
Interest cost on benefit obligation	52.8	49.4	159.5	148.3
Expected return on plan assets	(67.1)	(68.0)	(206.1)	(203.9)
Amortization of prior service credit	(0.7)	(5.1)	(9.7)	(15.4)
Amortization of actuarial loss	3.4	11.1	18.9	33.3
Special termination charge	4.2	—	4.2	—

Pension expense for Company-sponsored retirement plans	5.4	13.0	22.8	39.0
Curtailment gain	—	—	(46.5)	—
Union and other pension cost	1.8	2.0	5.4	6.1

Pension benefit cost	$7.2	$15.0	$(18.3)	$45.1

NOTE 9 – Postretirement benefits other than pension
The Company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the Company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The Company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance are presented in the following table:

	Third Quarter		Year-to-date
(in millions of dollars)	2008	2007	2008	2007

Service cost-benefits earned during the period	$0.4	$0.6	$1.4	$1.6
Interest cost on net benefit obligation	3.5	3.3	10.5	10.1
Amortization of prior service credit	(3.8)	(2.8)	(11.6)	(8.5)
Amortization of actuarial loss	1.1	0.7	3.5	2.1
Special termination charge	1.3	—	1.3	—

Net periodic postretirement benefit cost	$2.5	$1.8	$5.1	$5.3

NOTE 10 – Income taxes
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $181.7 million as of December 30, 2007 and $140.7 million as of the end of the third quarter of 2008. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 30, 2007 was $264.2 million and as of September 28, 2008 was $216.7 million. The $47.5 million decrease reflects a net reduction for prior year tax positions of $38.2 million, a reduction for cash settlements of $12.9 million, a reduction for lapses of statutes of limitations of $5.7 million, and additions in the current year of $9.3 million. The reduction for prior year tax positions, as well as the reduction for cash settlements, was primarily related to favorable settlements with the UK and with U.S. state tax authorities.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The Company recognized interest and penalty expense (income) of $(1.8) million and $2.0 million during the third quarter of 2008 and 2007, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 30, 2007 was approximately $83.2 million and as of September 28, 2008, was approximately $97.9 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2007 tax years remain subject to examination by the IRS. The IRS has commenced examination of the Company’s 2005 and 2006 U.S. income tax returns, and this examination is expected to be completed in 2009. The 2004 through 2007 tax years generally remain subject to examination by state authorities, and the years 2003-2007 are subject to examination in the UK. In addition, tax years prior to 2004 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $39 million within the next 12 months, primarily due to lapses of statutes of limitations in various jurisdictions and potential settlements of ongoing audits and negotiations.
NOTE 11 – Comprehensive income (loss)
The table below presents the components of comprehensive income (loss) for the third quarter and first nine months of 2008 and 2007.

	Third Quarter		Year-to-date
(in thousands of dollars)	2008	2007	2008	2007

Net income (loss)	$158,057	$234,024	$(1,940,921)	$810,298
Other comprehensive income (loss)	(108,674)	73,093	(141,154)	172,903

Comprehensive income (loss)	$49,383	$307,117	$(2,082,075)	$983,201

Other comprehensive income (loss) consists primarily of foreign currency translation and mark-to-market adjustments on the interest rate swaps.

NOTE 12 – Fair value measurement
The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of September 28, 2008 (in thousands):

	Fair Value Measurements as of
	September 28, 2008
	Level 1	Level 2	Level 3	Total
Assets
Employee compensation related investments	$51,284	$—	$—	$51,284
Sundry investments	$23,925	$—	$27,011	$50,936
Liabilities
Interest rate swaps	$—	$9,990	$—	$9,990
The level 3 sundry investments are financial instruments held by CareerBuilder. As discussed in Note 1 above, the Company began consolidating the financial statements of CareerBuilder in September 2008. No gain or loss was recognized in the Company’s condensed consolidated statement of income with respect to these investments since the date of consolidation.
NOTE 13 – Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are publishing, digital, and broadcasting. Publishing is the largest component of the Company’s business and includes U.S. Community Publishing, Newsquest operations in the UK and the USA TODAY group. The digital segment was established beginning with the third quarter of 2008 and includes CareerBuilder, ShopLocal, Schedule Star, Planet Discover and PointRoll (See Note 1). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the digital segment. Broadcasting includes the Company’s 23 television stations and Captivate.

			%
Excluding discontinued operations	Thirteen weeks ended		Inc
(unaudited, in thousands of dollars)	September 28, 2008	September 30, 2007	(Dec)
Net Operating Revenues:
Publishing	$1,362,716	$1,591,972	(14.4)
Digital	77,594	17,181	***
Broadcasting	197,000	189,540	3.9

Total	$1,637,310	$1,798,693	(9.0)

Operating Income (Loss) (net of depreciation, and amortization):
Publishing	$183,432	$329,365	(44.3)
Digital	6,136	6,043	1.5
Broadcasting	83,957	71,479	17.5
Corporate	(14,344)	(17,758)	(19.2)

Total	$259,181	$389,129	(33.4)

Depreciation and Amortization:
Publishing	$48,224	$56,264	(14.3)
Digital	4,094	1,330	***
Broadcasting	8,513	8,270	2.9
Corporate	3,974	4,005	(0.8)

Total	$64,805	$69,869	(7.2)

			%
	Thirty-nine weeks ended		Inc
	September 28, 2008	September 30, 2007	(Dec)
Net Operating Revenues:
Publishing	$4,360,925	$4,918,663	(11.3)
Digital	111,495	46,614	***
Broadcasting	559,748	577,265	(3.0)

Total	$5,032,168	$5,542,542	(9.2)

Operating Income (Loss) (net of depreciation, amortization see Note 3):
Publishing	$(1,737,470)	$1,063,268	***
Digital	9,784	12,027	(18.6)
Broadcasting	220,996	223,053	(0.9)
Corporate	(40,044)	(59,511)	(32.7)

Total	$(1,546,734)	$1,238,837	***

Depreciation, Amortization and Asset Impairment (see Note 3):
Publishing	$2,648,943	$171,116	***
Digital	6,876	3,952	74.0
Broadcasting	27,168	25,452	6.7
Corporate	13,118	11,921	10.0

Total	$2,696,105	$212,441	***

NOTE 14 – Earnings (loss) per share
The Company’s earnings (loss) per share (basic and diluted) are presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
(in thousands except per share amounts)	2008	2007	2008	2007
Income (loss) from continuing operations (see Note 3)	$158,057	$234,024	$(1,940,921)	$730,263
Income from the operation of discontinued operations, net of tax	—	—	—	6,221
Gain on disposal of newspaper business, net of tax	—	—	—	73,814

Net income (loss)	$158,057	$234,024	$(1,940,921)	$810,298

Weighted average number of common shares outstanding — basic	227,920	232,392	228,488	233,724
Effect of dilutive securities
Stock options	196	202	—	222
Restricted stock	215	104	—	121

Weighted average number of common shares outstanding — diluted (a)	228,331	232,698	228,488	234,067

Earnings (loss) from continuing operations per share — basic	$0.69	$1.01	$(8.49)	$3.12
Discontinued operations per share — basic	—	—	—	0.03
Gain on disposal of newspaper business net of tax — basic	—	—	—	0.32

Net income (loss) per share — basic	$0.69	$1.01	$(8.49)	$3.47

Earnings (loss) from continuing operations per share — diluted	$0.69	$1.01	$(8.49)	$3.12
Discontinued operations per share — diluted	—	—	—	0.03
Gain on disposal of newspaper business per share — diluted	—	—	—	0.32

Net income (loss) per share — diluted	$0.69	$1.01	$(8.49)	$3.46

(a)	Diluted weighted average common shares exclude 411 incremental shares resulting from the application of the treasury stock method to outstanding options and restricted stock for the thirty-nine weeks ended September 28, 2008. Their effect is anti-dilutive as results for this period were a net loss.

NOTE 15 – Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the non-cash impairment charges, for the third quarter and year-to-date periods of 2008 would have increased or decreased approximately 2%.
At the end of the third quarter of 2008, the Company had approximately $2.2 billion in floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $10.8 million.
The estimated fair value of the Company’s total long-term debt totaled $3.6 billion at September 28, 2008.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of September 28, 2008, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
On September 3, 2008, the Company acquired an additional 10% stake in CareerBuilder LLC (CareerBuilder) increasing its ownership to 50.8% thereby becoming majority and controlling owner. In connection with this, the Company began consolidating the results of CareerBuilder and it represented approximately 6% of the Company’s total assets. Due to the timing of this acquisition and as permitted by SEC guidance, management will exclude CareerBuilder from its December 28, 2008 assessment of internal control over financial reporting.
There have been no other changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the third quarter of 2008. The approximate dollar value of shares that may yet be purchased under the program is $808,936,610. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.
Item 5. Other Information.
As described more fully in Note 7 to the Condensed Consolidated Financial Statements in this report, the Company amended each of its three credit revolving agreements effective October 31, 2008. The amendments are attached as Exhibit 10-3, 10-4 and 10-5 to this Form 10-Q.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2008	GANNETT CO., INC.
/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

2-1	Equity Purchase Agreement, dated as of August 28, 2008, among Cape Publications, Inc., Gannett Satellite Information Network, Inc., Tribune Media Net, Inc. and Tribune National Marketing Company.	Incorporated by reference to Exhibit 2.1 to Gannett Co., Inc.’s Form 8-K dated August 28, 2008 and filed on September 3, 2008.

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	By-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.	Attached.

10-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.	Attached.

10-3	Second Amendment, dated October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Attached.

Exhibit
Number	Exhibit	Location

10-4	Second Amendment, dated October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Attached.

10-5	Second Amendment, dated October 23, 2008, and Effective as of October 31, 2008, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

99-1	Recast Quarterly Segment Financial Data	Attached.
The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.