Form 10-K
period 2008-12-28
GANNETT CO INC /DE/
filed 2009-02-25
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6961
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-0442930 (I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia (Address of principal executive offices)	22107-0910 (Zip Code)
Registrant’s telephone number, including area code: (703) 854-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $1.00 per share	Name of Each Exchange on Which Registered The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 27, 2008, was $5,020,320,713. The registrant has no non-voting common equity.
As of February 1, 2009, 228,409,277 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 28, 2009, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2008 FORM 10-K

Item No.		Page

Part I

1.	Business	3

1A.	Risk Factors	20

1B.	Unresolved Staff Comments	21

2.	Properties	21

3.	Legal Proceedings	22

4.	Submission of Matters to a Vote of Security Holders	22

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23

6.	Selected Financial Data	24

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

7A.	Quantitative and Qualitative Disclosures about Market Risk	39

8.	Financial Statements and Supplementary Data	40

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72

9A.	Controls and Procedures	72

9B.	Other Events	73

Part III

10.	Directors, Executive Officers and Corporate Governance	74

11.	Executive Compensation	74

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

13.	Certain Relationships and Related Transactions, and Director Independence	74

14.	Principal Accountant Fees and Services	74

Part IV

15.	Exhibits and Financial Statement Schedules	74

Exhibit 10.4.3
Exhibit 10.6.4
Exhibit 10.6.5
Exhibit 10.6.6
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.16.1
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
ITEM 1. BUSINESS
Company Profile
Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 225 million outstanding shares of common stock are held by approximately 8,500 shareholders of record in all 50 states and several foreign countries. The company has approximately 41,500 employees including 2,000 employees for CareerBuilder, LLC. Its headquarters are in McLean, Va., near Washington, D.C.
The company is a leading international news and information company. In the United States, the company publishes 85 daily newspapers, including USA TODAY, and nearly 850 non-daily publications. Along with each of its daily newspapers, the company operates Web sites offering news, information and advertising that is customized for the market served and integrated with its publishing operations. USATODAY.com is one of the most popular news sites on the Web. The company is the largest newspaper publisher in the U.S.
Publishing operations in the United Kingdom, operating as Newsquest, include 17 paid-for daily newspapers, more than 200 weekly newspapers, magazines and trade publications, locally integrated Web sites and classified business Web sites with national reach. Newsquest is the second largest regional newspaper publisher in the U.K.
In broadcasting, the company operates 23 television stations in the U.S. with a market reach of more than 20.8 million households covering 18% of the U.S. population. Each of these stations also operates locally oriented Web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic through its video screens located in elevators of office towers and select hotel lobbies across North America.
Gannett’s total Online U.S. Internet Audience in January 2009 was 27.1 million unique visitors, reaching about 16.1% of the Internet audience, as measured by Nielsen//NetRatings.
Beginning in the third quarter of 2008 and concurrent with the purchase of a controlling interest in CareerBuilder, LLC, the leading U.S. employment Web site with expanding overseas operations, and ShopLocal, a provider of online marketing solutions, the company began reporting a separate Digital segment.
In addition to CareerBuilder and ShopLocal, the Digital segment also includes PointRoll, Planet Discover, Schedule Star and Ripple6. Results from CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008. Results for PointRoll, Planet Discover and Schedule Star, which had been reflected previously in the Publishing segment, have been reclassified to the Digital segment.
PointRoll and ShopLocal, now operating together, provide online advertisers with rich media marketing services, and have achieved significant revenue and earnings gains. Ripple6, acquired in November 2008, is a provider of technology platforms for social media services for publishers and other users.
Complementing its core publishing, digital and broadcasting businesses, the company has made significant strides in its digital strategy through key investments and partnerships in the online space. These include a partnership investment in Classified Ventures, which owns and operates the Cars.com and Apartments.com Web sites.
In 2008, the company made further strategic investments in QuadrantONE, a new digital ad sales network; Fantasy Sports Ventures, which operates a network of fantasy sports content Web sites; COZI Group, which owns family organization software; and Mogulus, an Internet broadcasting service provider.
In late 2007, Metromix LLC was created, a digital joint venture which focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand.
Through its 2007 acquisition of Schedule Star LLC, the company operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors. National platform opportunities will be developed from the many local footprints of this business.
The company continues to evolve to meet the demands of consumers and advertisers in the digital environment and to optimize its opportunities at its core publishing and broadcast operations.
The operating principles in place to achieve these objectives include:
•	Drive innovation through the company to create new digital offerings that either complement our news and information businesses, or that take us into new markets with new audiences. This effort was bolstered by important executive appointments made in January 2008, with Chris D. Saridakis named as Senior Vice President and Chief Digital Officer. Saridakis is responsible for expanding and enriching the company’s global digital operations. Saridakis was named CEO of PointRoll in 2005 after serving two years as the company’s chief operating officer. Prior to PointRoll, Saridakis was senior vice president and general manager of the Global TechSolutions division for DoubleClick Inc.
Also, Jack A. Williams was named president of Gannett Digital Ventures, which oversees Gannett’s portfolio of online classified companies including CareerBuilder and other diversified businesses.
•	Improve our core publishing and television operations through transformation of our newsrooms into Information Centers. The Information Center concept has enhanced our appeal to more customers in the markets we serve, with 24/7 updating and through several techniques and products, including video streaming, database information on wide-ranging topics and crowdsourcing to reflect information provided by our audiences. While our focus is on customer centricity, our Information Center initiatives also fulfill our responsibilities under the First Amendment.
•	In late 2008, the company launched a new initiative called ContentOne through which it expects to fundamentally change the way content is gathered, shared and sold. ContentOne’s focus will be reducing duplication of effort in developing and gathering content and then enhancing the sharing of content across the company. A key objective is to view our content as a product, with usefulness and value beyond its inclusion in our newspapers, our television broadcasts and our Web sites. ContentOne builds on the Information Center initiative by creating a national focal point that will serve all of our businesses.
•	Continued focus on audience aggregation strategies through multiple products to achieve maximum reach and coverage in our communities and better serve our advertisers.

•	Maximize the use and deployment of resources throughout the company. In 2008, the company continued its commitment to transforming its business activities, including more consolidation and centralization of functions that do not require a physical presence in our markets. In this regard, the company has consolidated numerous production facilities and established centralized accounting, credit and collection functions which will service nearly all domestic business operations by the end of 2009. These efforts have achieved cost efficiencies and permitted improved local focus on content and revenue-producing activities.
•	Maintain the company’s strong financial discipline and capital structure, preserving its flexibility to make acquisitions and affiliations.
•	Strengthen the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Leadership and Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.
Business segments: The company has three principal business segments: publishing, digital and broadcasting. Beginning with the third quarter, the company reported the new “Digital” business segment, which includes CareerBuilder and ShopLocal results from the dates of their full consolidation, on Sept. 3 and June 30, respectively, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of its acquisition on Nov. 13, 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment.
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
The company’s 85 U.S. daily newspapers have a combined daily paid circulation of approximately 6.6 million. They include USA TODAY, the nation’s largest-selling daily newspaper, with a circulation of approximately 2.3 million. All U.S. daily newspapers operate tightly integrated and robust online sites.
The company continues to diversify and expand its portfolio through business acquisitions and internal development. Some examples of this diversification are:
•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology that allows advertisers to expand their online space and impact.
•	ShopLocal, a leader in multichannel shopping and advertising services.
•	CareerBuilder, the No. 1 employment Web site in the U.S.
•	Planet Discover, a provider of local, integrated online search and advertising technology.
•	Metromix, a digital joint venture which focuses on a common model for local online entertainment sites, and then scales the sites into a national platform through the Metromix brand.
•	MomsLikeMe, an internally developed national brand for social networking among moms-site users at the local level, supplemented with helpful information moms can use.
•	QuadrantONE, a new digital ad sales network.
•	Ripple6, a leading provider of technology platforms for social media services for publishers and other users.
•	USA WEEKEND, a weekly newspaper magazine carried by more than 600 local newspapers with an aggregate circulation reach of 23 million.
•	Clipper Magazine, a direct mail advertising magazine that publishes more than 500 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in 30 states.
•	Army Times Publishing, which publishes military and defense newspapers.
•	Gannett Healthcare Group, publisher of bi-weekly Nursing Spectrum and NurseWeek periodicals specializing in nursing news and employment advertising, which reach one million or nearly half of the registered nurses in the U.S. Gannett Healthcare Group also publishes Today in OT and Today in PT periodicals, and it was expanded in 2008 with Pearls Review, a nursing certification and education Web site.
•	Gannett Offset, a network of five commercial printing operations in the U.S.
Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 21 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes seven daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.
Joint operating agencies: The company’s newspaper subsidiaries in Detroit and Tucson participate in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the minority partner’s share of profits. The operating results of the Tucson joint operating agency are accounted for under the equity method, and are reported as a net amount in “Equity income (loss) in unconsolidated investees, net.” On Jan. 16, 2009, the company announced it was offering to sell certain assets of its newspaper in Tucson, the Tucson Citizen, which participates in the joint operating agency. If a sale is not completed by March 21, 2009, the company will close the newspaper. The company will retain its 50% partnership interest in the joint operating agency providing services to the remaining non-Gannett newspaper operation in Tucson.
Prior to 2008, the company participated in a joint operating agency in Cincinnati. Operating results for the Cincinnati joint operating agency were fully consolidated along with a charge for the minority partner’s share of profits. Beginning in 2008, the company’s newspaper, The Cincinnati Enquirer, became the sole daily newspaper in that market.

Strategic investments: On Dec. 31, 2007, the company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other top media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI owns and maintains family organization software aimed at busy families.
In July 2008, the company purchased a minority stake in Mogulus, LLC, a company that provides Internet broadcasting services. Also in July 2008, the company increased its investment in 4INFO, maintaining its approximate ownership interest in this mobile information and advertising company.
In August 2008, the company purchased Pearls Review, Inc., a nursing certification and education Web site now operated within Gannett Healthcare Group.
In May 2007, Microsoft purchased a minority stake in CareerBuilder and in a separate agreement, MSN and CareerBuilder announced an extension of their strategic alliance, making CareerBuilder the exclusive content provider to the MSN Careers channel in the U.S. through 2013. Additionally, MSN and CareerBuilder broadened their alliance to include key MSN international sites, facilitating an accelerated expansion overseas for CareerBuilder.
In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors.
At the end of October 2007, the company, in partnership with Tribune Company, announced a digital joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand. Metromix is owned equally by the two parent companies.
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
Publishing/United States
The company’s U.S. newspapers, including USA TODAY, reach 14.0 million readers every weekday and 12.6 million readers every Sunday — providing critical news and information from their customers’ neighborhoods and from around the globe.
At the end of 2008, the company operated 85 U.S. daily newspapers, including USA TODAY, and almost 850 non-daily local publications in 31 states and Guam. The U.S. Community Publishing (USCP) division and USA TODAY are headquartered in McLean, Va. On Dec. 28, 2008, U.S. publishing had approximately 29,200 full- and part-time employees.
The company’s local newspapers are managed through its U.S. Community Publishing division. These newspapers are in large and small markets, and the geographical diversity is a core strength of the company.
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
Mid-sized markets are represented by Salem, Ore.; Fort Myers, Fla.; Appleton, Wis.; Palm Springs, Calif.; Montgomery, Ala.; and Greenville, S.C.
St. George, Utah; Fort Collins, Colo.; Sheboygan, Wis.; Iowa City, Iowa; and Ithaca, N.Y., are examples of our smaller markets.
USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is produced at facilities in McLean, Va., and is transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 15 U.S. markets and at offset plants, not owned by Gannett, in 18 other U.S. markets.
In 2008, USATODAY.com launched in-depth social communities and more than 200,000 topics pages highlighting content around the Web, continuing to develop its focus on users, their conversations and preferences. USATODAY.com remains one of the most popular newspaper sites on the Web, with more than 51 million visits per month at the end of 2008.
All of the company’s local newspapers and affiliated Web sites are fully integrated operations.
Other businesses that complement, support or are managed and reported within the publishing segment include: USA WEEKEND, Clipper Magazine, Army Times Publishing, Gannett Healthcare Group and Gannett Offset. In addition, during 2008 Gannett News Service provided content for company newspapers and sold its services to independent newspapers. In 2009, GNS became part of ContentOne; Gannett Retail Advertising Group represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International develops and markets software and other products for the publishing industry, and provides technology support for the company’s newspaper and Web operations.
News and editorial matters: Gannett Information Centers produce newspapers, Web sites, mobile content and niche/custom publications that create deep reach into their markets. Market studies done during 2008 showed that the Information Center concept — to produce a range of content in order to give readers what they want, when and where they want it — is working well. The aggregated reach into each market is growing.
Mid-2008 was the two-year mark of the transformation from traditional print-centric newsrooms to Information Centers. The next phase of the transformation was rolled out in July. It challenges journalists to focus on three tasks that are most critical to success:
•	Be a community’s watchdog, sustaining high-quality First Amendment journalism.
•	Understand the audiences most important to our success and shape coverage around them.
•	Engage communities, making them full partners in all that we do.

Another top priority for Gannett Information Centers in 2008 was digital innovation. Emerging digital tools were applied to journalism to deliver news to digital-only users. Facebook, YouTube and Twitter are commonly used now. Gannett is emerging as an industry leader in experimenting with new techniques and technologies for substantive, issue-based reporting.
The company’s domestic daily newspapers received Gannett News Service (GNS) in 2008 and subscribe to The Associated Press, and some receive various supplemental news services and syndicated features. The company operates news bureaus in Washington, D.C., and five state capitals: Albany, N.Y., Baton Rouge, La., Trenton, N.J., Sacramento, Calif., and Tallahassee, Fla.
In 2008, Gannett newspapers and individual staffers received national recognition for excellent work. Randell Beck, executive editor and director of content and audience development of the Argus Leader at Sioux Falls, S.D., received the American Society of Newspaper Editors’ annual Award for Editorial Leadership, the society’s most prestigious honor. Beck was named publisher of the Argus Leader in August 2008.
Phil Currie, senior vice president/news who retired Dec. 31, 2008, received an APME Meritorious Award for his longstanding commitment to journalism, his work in championing diversity and his support of APME.
The Detroit Free Press won Emmys for two video reports — Aretha Franklin’s “Respect” and “Pit Bulls: Companions or Killers.”
The Detroit Free Press and The News Journal at Wilmington, Del., won APME Public Service Awards — Detroit for its investigation of the conduct of the mayor of Detroit; Wilmington for its examination of patient abuse and other problems at Delaware’s only mental hospital.
USA TODAY, The Des Moines Register, and the Army Times won top awards from the Online News Association. USA TODAY was cited for its “Today in the Sky” report; Des Moines for its Iowa caucuses coverage; and the Army Times for general excellence.
The Burlington (Vt.) Free Press won a national Missouri Lifestyle Journalism Award, sponsored by the University of Missouri, for its local features reporting.
Demonstrating Gannett’s longstanding commitment to diversity, John Bodette, executive editor of the St. Cloud (Minn.) Times, received a Robert G. McGruder Leadership in Diversity Award.
Five Gannett newspapers were recognized with ASNE Pacesetter Diversity Awards. The newspapers were The News-Press at Fort Myers, Fla., The Honolulu Advertiser, Visalia (Calif.) Times-Delta and Tulare (Calif.) Advance-Register, The Times at Shreveport, La., and the Times Herald at Port Huron, Mich.
Audience research: As Gannett’s publishing businesses continue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company has focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in their communities in their totality — and measures the frequency with which consumers interact with each Gannett product.
Results from 2008 studies indicate that many Gannett publications are reaching more people more often than ever. For example, in Honolulu, the combination of all Gannett products reach 83% of the adult population an average of 5.1 times a week for a total of 2.99 million impressions each week — a 23% increase since 2006. Overall impressions were up 17% since 2006 in both Louisville, Ky., and Asbury Park, N.J., and up 8% in Rochester, N.Y.
The company has gathered audience aggregation data for 51 Gannett markets and will continue to add to that in 2009. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers, which products to use in which combination, and how often. As a result, this approach enables us to increase our total advertising revenue potential while maximizing advertiser effectiveness. Six key advertiser segments have been identified and performance within each segment is measured in every study. Through digital growth and the development of ancillary products, Gannett newspapers have maintained their high reach, reaching approximately 70% of adults in each of the six segments. The training of ad sales staff on how to best execute this audience-based selling strategy is ongoing.
Scarborough Research measures 81 of the nation’s top markets. In a report on market penetration — or the number of adults in a community who access a publication and its related Web site — it reported that 81 percent of adults in the Rochester, N.Y., market in a given week either read the print version of the Rochester Democrat and Chronicle or visited its Web site (democratandchronicle.com), making it the top-ranked newspaper in the country for its integrated audience penetration. In all, Gannett had the top three newspapers for weekly market penetration of the print edition (Rochester, the Gannett Wisconsin Newspapers and The Des Moines Register). The same three were tops in combined newspaper and Web site penetration.
In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand our customers’ Web site use patterns, and use focus groups with audiences and advertisers to more clearly determine their needs. Our focus on local coverage and reader preferences has reaped benefits. In virtually every study we’ve done since the advent of the Information Center, reader satisfaction with our local coverage has improved, in some cases dramatically. Further, as we have refined our zoned, community weeklies, readership has increased.
Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. Circulation declined in nearly all of our newspaper markets, a trend generally consistent with the domestic newspaper industry.
Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.75 to $3.80 a week for daily newspapers and from $0.85 to $3.40 a copy for Sunday newspapers. Price increases for certain elements of local circulation volume were initiated at 83 newspapers in 2008.
The Centers of Excellence (COE) completed their first full year of taking customer calls for all U.S. Community Publishing and Detroit newspapers. The first center, which opened in Greenville, completed its second full year in November 2008. Many improvements were realized in 2008, including an increase from printed bill to EZ-Pay conversions on 5.7% of calls taken, up from 3.9% in 2007. The number of total payments taken during calls was at 14.2% in 2008 compared to 10% in 2007, and during a call, customer service representatives were able to obtain new e-mail addresses for 6.4% of accounts compared to 4.5% in 2007.
During 2008, a great deal of focus was placed on automating processes in order to ensure best practices were implemented across all USCP sites and in an effort to reduce the number of resources required to implement repetitive processes. One project focused on sending automatic e-mails to customers who contacted the COE for various purposes through either a phone call or via e-mail to make a payment, to put their delivery on vacation hold, to request a redelivery, etc. Now, when the customer service representative enters the pertinent information into the front-end system (Genesys GICS), the information is translated to code, which triggers a process that sends a confirmation e-mail to the customer that relates directly to the customer’s request.
Additionally, the e-mail directs the customer to ICON (the customer service Web site) for future transactions, and it also provides the customer with various links to sign up for other Gannett products. As a result of this and other enhancements, ICON average monthly usage has increased by more than 47,000 hits in 2008 compared to 2007, an increase of 74%.
The company continued its emphasis on its automated payment plan, EZ-Pay. Total EZ-Pay subscribers grew from 43.8% of all subscribers at the end of 2007 to 49.8% at the end of 2008 — a 13.6% increase. EZ-Pay subscribers include those on recurring credit/debit cards as well as 52-week paid-in-advance customers. Subscriber retention among those who use EZ-Pay is consistently more than 20% higher than for subscribers who pay by mail. This higher retention improves circulation volume and provides for a higher return on investment for new subscriber start costs.
At the end of 2008, 66 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning and 19 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 93% of total daily volume, while evening circulation accounts for 7%.
On Dec. 8, 2008, the single copy price of USA TODAY at newsstands and vending machines was increased from 75 cents to $1.00. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery are offered in many markets. Approximately 62% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.
Advertising: Our newspapers have advertising departments that sell retail, classified and national advertising across multiple platforms including the print newspaper, online and niche publications. In 2008, the company added a national ad sales force to focus efforts on the largest national advertisers. The company also contracts with outside representative firms that specialize in the sale of national ads. Ad revenues from newspaper affiliated online operations are reported together with revenue from print publishing.
Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains — such as department and grocery stores — that sell in the local market.
Classified advertising includes the major categories of automotive, employment, legal, and real estate/rentals as well as private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the newspaper, on our affiliated Web sites and in niche magazines that specialize in the segment.
National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the newspaper.
Our audience aggregation strategy gives us the ability to deliver the specific audiences that our advertisers want. While there are still many advertisers that want mass reach, many others want to target niche audiences by demographics, geography, consumer buying habits or customer behavior. Whether it is mass reach or a niche audience, our approach is to identify an advertiser’s best customers and then develop advertising schedules that combine products within our portfolio that best reach the desired audience with the appropriate frequency. In 2008, we began measuring advertising recall and effectiveness in our large markets using online reader panels. This capability has allowed us to better demonstrate our value by connecting our audience reach with our advertisers’ store traffic and sales.
The company’s audience-based sales efforts have been directed at all levels of advertisers, from the smallest, locally owned merchants to large, complex businesses. Along with this new sales approach, the company has intensified its sales and management training and improved the quality of sales calls.
A major priority over the past two years has been restructuring our sales organizations to match the needs of our customers while at the same time creating additional efficiencies to lower the cost of sale. Our newspapers have redesigned their sales teams around three general groups of customers: strategic national, key local and small local accounts. The structure aligns sales and support resources to the needs of our customers, providing efficient service and affordable packages to a greater number of smaller accounts, and customized, innovative solutions for our larger, more market driven clients. National accounts are managed by the new national sales team. The structure also includes digital specialists charged with expanding our online share in the local market, as well as product specialists who focus on growing niche advertisers in our non-daily publications.
A new national newspaper ad sales team was launched in January 2008 that assumed responsibility for large national retail accounts from local newspaper advertising departments. These additional resources give our national customers one point of contact for all Gannett markets, enabling us to have more strategic conversations and better respond to the customer’s needs while permitting local newspaper sales personnel to focus on advertisers in their markets.
This national team works in conjunction with other national sales resources for Digital, Broadcast and USA TODAY, and together, they are part of the SalesOne concept to create multi-market, multi-platform solutions for national advertisers scalable across the country.
Online operations: The company’s local newspaper Web sites achieved significant growth in audience reach in 2008, as page views were up 6.4% and visitors rose 6.2%.
Important executive appointments were made in January 2008 with Chris D. Saridakis named as Senior Vice President and Chief Digital Officer, responsible for expanding and enriching the company’s global digital operations.
Also, Jack A. Williams was named president of Gannett Digital Ventures, which oversees Gannett’s portfolio of online classified companies, including CareerBuilder, that operate as affiliates of our local publishing businesses and other diversified businesses.
Online platform and infrastructure improvements were made throughout 2008 that now allow Gannett to sell all of its advertising inventory as a network; sales efforts and online technology improvements will continue in 2009.
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
A second objective in our online business development is to maximize the natural synergies between the local newspaper and local Web site. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the newspaper.
Gannett Web sites for moms are an example of executing this strategy. First launched in November 2006 at The Indianapolis Star’s Indymoms.com, there now are 80 moms sites in the country, including a Web site serving each of the top 30 largest markets. The management of 63 of these sites is spread across the local U.S. Community Publishing and broadcast markets with 17 centrally managed by Gannett Digital. In 2008, Gannett created a national platform for its local moms site under the MomsLikeMe.com brand, leveraging the robust social networking features of Ripple6. The key to the success of these sites is the online social networking among moms-site users at the local level, supplemented with helpful information moms can use. Many of the discussions on moms sites are repurposed into pages of our print publications.
As part of their efforts to expand their audience reach and generate additional advertising revenue, our U.S. newspapers are testing other online sites, including Make the Charts, which is a music sharing site for local bands.
Our online business activities also include efforts to register users of Gannett Web sites in order to obtain ZIP code, age and gender. This information allows us to better understand the needs of our customers and provide better-defined groups for advertisers.
This strategy has served Gannett well in the development of our newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology, resulted in solid results in 2008.
Gannett Media Technologies International (GMTI) provides technological support and products for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and Web site hosting. In addition, GMTI provides similar services to other newspaper companies.
Non-daily operations: The publication of non-daily products continued to be an important part of our market strategy for 2008. The company now publishes almost 850 non-daily publications in the U.S., including glossy lifestyle magazines, community newspapers and publications catering to one topic, such as health or cars. The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g. affluent women, women with children or young readers). Non-daily products help our newspaper operations increase overall impressions and frequency for advertisers looking to reach specific audience segments, or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers, thus helping to increase the newspaper operation’s local market share. In 2008, Gannett launched its first non-daily titles based on online content verticals — 13 MomsLikeMe monthly publications and one weekly Metromix publication in Nashville.
In a collaborative effort between Army Times Publishing and WUSA-TV, the company-owned CBS affiliate in Washington, D.C., This Week in Defense News, has become a very successful half-hour television program produced and broadcast weekly through the teamwork of Defense News, the leading news publication in the defense sector, and WUSA-TV. The program includes features and interviews with government officials and key decision makers in the defense sector.
Production: Eighty-four domestic daily newspapers are printed by the offset process, and one is printed using the letterpress processes. This single site will be converted in 2010 to offset in the Berliner format.
In recent years, improved technology has resulted in greater speed and accuracy and in a reduction in the number of production hours worked at many of the company’s newspapers. That trend will continue in 2009 and further consolidation of job functions across multiple newspaper sites is expected. In 2008, consolidated printing was accomplished at four sites with an additional seven sites expected to be consolidated by the end of the first quarter of 2009.
In 2007, two Gannett Regional Toning Centers were established to enhance print quality of the photos for the majority of our newspapers. This was expanded in 2008 with a commercial offering to other newspapers. A contract was signed with another large publisher to process their images and we look to expand on this revenue opportunity in 2009.
At the end of 2008, the majority of U.S. Community Publishing operations had converted their presses to a 44-inch web. Conversions to the 44-inch web will continue in 2009. Also in 2008, 86% of our newsprint tonnage ordered by the operations was 45 gram newsprint and testing of 43 gram newsprint is underway at a few select sites.
Product quality and efficiency improvements continue in other areas. Outsourcing of ad production was successfully implemented for several newspapers in 2008, with over 76,000 ads outsourced. Of those, 9,200 were for the Web.
Business processes: In 2008, the company launched two initiatives to centralize and achieve efficiency in certain accounting operations. A National Shared Service Center was established in Indianapolis, Ind., to provide centralized accounts payable and general ledger services for U.S. publishing and broadcast operations. This center currently supports approximately 60% of our domestic business units.
In Springfield, Mo., the company established the Centralized Credit & Collection Center, which provides credit, collection and other accounts receivable support for U.S. publishing and broadcasting. This center currently supports approximately 50% of our domestic business units.
During 2009, the company expects that nearly all of its U.S. business units will be supported by these centers.
Competition: The company’s newspapers and affiliated Web sites compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services. Newspapers also compete for circulation and readership against other professional news and information operations, and amateur content creators. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in select larger markets, there is such competition. Most of the company’s newspapers compete with other newspapers published in suburban areas and nearby cities and towns and with free-distribution and paid-advertising publications (often weeklies), as well as other media, including magazines, television, direct mail, cable television, radio, outdoor advertising telephone directories, e-mail marketing, Web sites and mobile-device platforms.
Web sites which compete for the principal traditional classified advertising revenue streams such as real estate, employment and automotive, have had the most significant impact on the company’s revenue results.
The rate of development of opportunities in, and competition from, digital communications media, including Internet and mobile platforms, continues to increase. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications business and audience generation have expanded and will continue to do so. The company continues to seek more effective ways to engage with its local communities using all available media platforms and tools.
Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations.
The company is one of the industry leaders in the use of recycled newsprint and increased its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 520,282 metric tons in 2008. During 2008, 74% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 49%.
The company’s newspapers use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. The company retains a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of the company’s newspaper subsidiaries have been included among the potentially responsible parties in connection with the alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. Additional information about these matters can be found in Item 3, Legal Proceedings, in this Form 10-K. The company does not believe that these matters will have a material impact on its financial position or results of operations.
Raw materials — U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2008, the company’s total newsprint consumption was 885,000 metric tons, including the portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was 16% lower than in 2007. The company purchases newsprint from 15 domestic and global suppliers.
In 2008, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.
The average cost per ton of newsprint consumed in 2008 rose 9% compared to 2007. Newsprint prices in the U.S. peaked early in the fourth quarter of 2008 and then began to decline. In 2009, newsprint prices will rise in the U.K. but these increases will be more than offset by declining prices in the U.S. and further reductions in consumption.
Publishing/United Kingdom
Newsquest publishes 17 daily paid-for newspapers and more than 200 weekly newspapers, magazines and trade publications in the U.K., as well as a wide range of niche products. Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. Newsquest’s policy is to produce free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves.
Newsquest newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.
Newsquest’s revenues for 2008 were approximately $988 million. In local currency, revenues declined 14%, reflecting the recessionary economy. As with U.S. newspapers, advertising, including ad revenue from online Web sites affiliated with the publications, is the largest component of revenue, comprising approximately 74%. Circulation revenue represents 14% of revenues and printing activities account for much of the remainder. In the markets in which Newsquest operates, its products maintain strong recognition, and remain vibrant sources of local news.
At the end of 2008, Newsquest had approximately 6,600 full-time and part-time employees. This represents a reduction of 18% compared to 2007, and resulted from continuous improvements in efficiency and a vigorous response to the decline in revenues. These efficiency efforts included the outsourcing of certain production roles, consolidation of back office operations, reductions in management positions, as well as the closure of loss generating products. With outsourcing to third parties and facility consolidation efforts, Newsquest was able to close three print centers during the year and a fourth press early in 2009. These press closures resulted in higher production volume on the remaining more efficient and modern presses.
Online operations: Newsquest actively seeks to maximize the value of its local media brands though digital channels. In summer 2008, Newsquest re-launched its main regional and local newspaper Web site network, adding rich local content and compelling functionality which increased the attraction and retention of audiences of its local and regional media brands.
Newsquest’s November ABCe audit reported that an average of 5.12 million unique users accessed the Newsquest site network each month during the period April — June 2008, with May unique users up 18% from the May 2007 audit.

The group’s total online revenue rose 17% in local currency. Online banner revenues from its newspaper Web sites rose 72% from 2007, propelled by improved selling techniques and pricing. Newsquest’s use of mobile communications continued to increase significantly with the introduction of innovative news alert and location-based services. Outbound mobile message volumes rose 95% from 2007 to 1.09 million.
Newsquest owns half of the online employment Web site fish4jobs.co.uk. In October 2008, fish4 was confirmed by the National Online Recruitment Audience Survey (“NORAS”) to be the U.K.’s biggest online job board, with 3.3 million unique users — an audience total that was 68% greater than the next largest.
In Scotland, the wholly owned s1 business underwent a major redesign of its market-leading s1jobs site, which helped it win the annual NORAS award for the U.K.’s best regional recruitment site for the sixth year running. A new developer section on s1homes contributed to 28% revenue growth over 2007. An s1local platform has also been built to provide news, information and classified content for small towns throughout Scotland.
Digital operations — Publishing and Broadcasting
Gannett Digital’s mission is to provide our connected audience with the most interactive, real time news and information delivered to any digital device. Our goal from the beginning is to engage our local communities in a way that creates conversations and empowers our community members to connect and share common interests.
Our advertisers leverage Gannett’s strong marketing services platform to gain access to our wide audience in order to effectively brand and market their products. As part of our strategy to provide the most efficient and effective marketing services for advertisers and publishers, Gannett is committed to providing a comprehensive set of Internet marketing solutions. In 2008, we rolled out one of the most comprehensive ad serving platforms across all Gannett newspaper and broadcast Web sites. This common platform, in partnership with AdTech, will allow our sales reps the ability to service the needs of local advertisers while at the same time offer national brands the ability to target defined audience groups. Furthermore, with the recent upgrade to our ad serving systems, we have been able to streamline our operational process and leverage a single analytics team that delivers comprehensive business metrics to all of our Web properties.
Gannett Digital is responsible for leveraging all of the company’s diverse assets to build out the largest local online audience based on geographic, demographic and behavioral interests. In January 2009, Gannett’s total online U.S. Internet audience was 27.1 million unique visitors, reaching about 16.1% of the Internet audience, as measured by Nielsen//Net Ratings. Segmenting this audience based on many targeting criteria has attracted a number of national advertisers.
In 2008, we rolled out a consistent user interface for all of our newspaper and broadcast sites to represent our enormous local content assets. This new, cleaner design has made it easier for our consumers to find the information they are looking for while offering advertisers a more consistent and impactful ad placement.
In order to bring sight, sound and motion to our Web sites, we deployed a consistent video player across our network of sites. This new dimension has offered our local community newspapers the ability to offer Web-based broadcast programming that engages our communities and builds a more engaging experience for our audience.
To tap into the growing video on the Web business, in 2008 we invested in Mogulus, the provider of a live broadcast platform on the Internet. Web users can use the Mogulus browser-based Studio application to create live, scheduled and on-demand Internet television to broadcast anywhere on the Web through a single player widget. With Mogulus, Web users can broadcast live from a mobile phone; use a customizable flash player with integrated chat; and develop a branded channel page on Mogulus.com that incorporates interactive chat.
We also invested in COZI, a free Web service that helps families manage busy schedules, track shopping and to-do lists, organize household chores, stay in communication and share memories — all in one place. COZI’s family calendar software is made available to users that visit our Web sites.
Metromix offers a one-stop local entertainment guide on where to go and what to do, from popular restaurants and bars, to the latest in music, movies, and entertainment. This unique and innovative platform has been deployed across 28 Gannett newspaper and broadcast sites and is already attracting over 2.2 million unique visitors each month.
Our originally developed local Mom’s sites were enhanced in 2008 and were rebranded into MomsLikeMe. This national brand provides opportunities for larger national advertisers to market to influential moms in local communities. Through the use of Ripple6’s technology platform, we were able to enhance the local mom’s experience and grow this community beyond geographic boundaries.
As we continue to innovate and build our digital footprint on the Web, Gannett continues to invest in the next digital medium, mobile. In 2008, we successfully rolled out mobile Web sites for USA TODAY, broadcast and local newspaper properties. The recently launched USA TODAY application for the iPhone is among the most popular free iPhone applications, ranking as high as No. 4 in downloaded applications recently. USA TODAY is also available on Kindle. The USA TODAY mobile crossword, Sudoku and full featured iPhone applications offer Gannett a new and growing distribution and revenue stream. In connection with our 4INFO investment, we also offer national advertisers the opportunity to market to their consumer through an integrated marketing plan that combines USA TODAY print, mobile and text messaging.
Going forward, Gannett Digital will continue to invest in operations to remain competitive and efficient, and build out and refine sales efforts by focusing digital sales plans around solutions and multi-product and multi-platform offerings. By leveraging content and audience assets and combining them with technology platforms, Gannett hopes to create the next generation of online display advertising.
As part of our strategy to “socialize” our communities and offer advertisers the ability to connect with our audience, we acquired Ripple6 late in 2008. Ripple6 is a leading provider of social media technology, analytics and insight services. Its clients include leading national consumer products companies.
Digital segment
Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of its acquisition on Nov. 13, 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digi-

tal segment. At the end of 2008, the digital segment had approximately 2,500 full-time and part-time employees.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder beginning in September are now fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these increased investments, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder acquisition, the company reflects a minority interest charge on its Statements of Income (Loss) related to the other partners’ ownership interest.
CareerBuilder is the No. 1 employment Web site in North America and is rapidly expanding internationally. Currently CareerBuilder operates in 15 countries outside the U.S., including the U.K., France, Spain, Germany, India and Greece, and is looking to expand global operations further in 2009. CareerBuilder revenue sources primarily include job postings and related products sold to employers. Most of the revenues are generated by its own sales force but substantial revenues are also earned through up-sell of employment advertising placed with CareerBuilder’s owners’ affiliated newspapers.
CareerBuilder’s other minority interest owners include The McClatchy Company, Tribune Company and Microsoft, with whom CareerBuilder has a long-term strategic marketing agreement. CareerBuilder is headquartered in Chicago, Ill., and at the end of 2008, it had approximately 2,000 full-time and part-time employees.
ShopLocal is the leader in multi-channel shopping and advertising services, and offers a complete suite of innovative solutions that connect advertisers and consumers — online and in-store. ShopLocal’s industry-leading SmartProduct business solutions (SmartCircular, SmartMedia, SmartDelivery and SmartCatalog) enable more than 100 of the nation’s top retailers, including Target, Best Buy, Home Depot, CVS and Sears, to deliver highly interactive, targeted and localized promotions to shoppers via the Internet, mobile phones and any other digital environment. ShopLocal is headquartered in Chicago, Ill., and is now operated together with PointRoll.
PointRoll enables advertisers, agencies and publishers to create engaging advertising that connects with consumers by creating an interactive online environment that generates conversation. Powering approximately 50% of all rich media campaigns online, PointRoll empowers clients to deliver and measure interactive advertising while pushing the creative envelope. PointRoll works with more than 1,000 advertisers and the technology is accepted by thousands of online publishers. PointRoll is headquartered in Conshohocken, Pa., and maintains offices across the U.S., the U.K. and Canada.
Planet Discover provides hosted search and advertising services that allow clients to offer consumers robust local information through search. Its innovative technology enables clients to provide specialized, private-label search functionality that gives users a simple-to-use interface for finding all the local information they need, and gives advertisers valuable exposure to local consumers at that critical time when purchases are considered. Planet Discover is headquartered in Fort Mitchell, Ky.
Schedule Star LLC is the No. 1 scheduling solution for high school athletic directors that accurately generates and updates school’s schedules, scores, stats, and game directions. It can alert parents and fans to game changes or cancellations, and is the engine that drives the HighSchoolSports.net network. HighSchoolSports.net, an online network of thousands of high school sites in communities of all sizes, is a national and hyper-local platform for advertisers. Schedule Star is headquartered in Wheeling, W.Va.
Ripple6 is a leading provider of social media services. Using the Ripple6 platform, publishers can offer their users advanced social networking capabilities, while generating incremental revenue through Ripple6’s proprietary social marketing innovations. Ripple Analytics will also help publishers better understand how their users interact within social networks by offering a true word of mouth measurement and mapping capability. Ripple6 also offers unique opportunities to advertisers and marketers. Among the innovations are offerings that make it possible for marketers to effectively engage in online social networks. Ripple6 is headquartered in New York, N.Y.
Broadcasting
At the end of 2008, the company’s broadcasting division, headquartered in McLean, Va., included 23 television stations in markets with a total of more than 20.8 million households covering 18% of the U.S. population. The broadcasting division also includes Captivate Network.
At the end of 2008, the broadcasting division had approximately 2,700 full-time and part-time employees, approximately 10% fewer than at the end of 2007, reflecting efficiency and consolidation efforts. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2008, 2007 and 2006.
The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signals on satellite and cable networks; 4) advertising on the stations’ Web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotel lobbies. As of year-end, Captivate had over 8,800 video screens located in 25 major cities across North America.
Advertising rates charged by a television station are based on the ability of a station to deliver a specific audience to an advertiser. The larger a station’s ratings in any particular daypart, the more leverage a station has in asking for a price advantage. As the market fluctuates with supply and demand, so does the station’s pricing. Almost all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.
Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising announcements for certain of the available ad spots within the network programs.
The company broadcasts local newscasts in High Definition (HD) in eight cities: Denver, Washington, D.C., St. Louis, Atlanta, Cleveland, Minneapolis, Phoenix and Tampa. These telecasts have been well received given the dramatic increase in sales of HD televisions.

For all of its stations, the company is party to network affiliation agreements as well as cable and satellite carriage agreements. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s 12 NBC-affiliated stations have agreements that expire on Jan. 1, 2017. The company’s two MyNetworkTV-affiliated stations have agreements that expire in 2011.
During 2008, the company also entered into retransmission consent agreements with virtually all of the cable companies in its television markets including four of the largest cable operators in the U.S., pursuant to which the company’s stations will be carried for period of at least three years, thus providing the company with significant and steady revenue streams of approximately $50 million of cash annually. Incremental costs associated with this revenue are minimal and therefore nearly all of these revenues will contribute directly to operating income.
The company also is a party to agreements with direct broadcast satellite providers under which the signals of certain of its stations are provided to satellite subscribers in their markets, one of which expires in May 2009 and the other in 2010.
Federal law requires all full-power television broadcast stations to stop broadcasting in analog format this year, and convert to an all-digital format. Congress mandated the digital television (DTV) transition, in part, because all-digital broadcasting will free up frequencies for public safety communications. The company has been well prepared for the DTV conversion. The broadcast division activated a comprehensive consumer education plan beginning in the fall of 2007 and has increased those efforts as the transition date has approached. In February 2009, Congress passed legislation that requires all full-power stations to convert to all-digital operation by June 12, 2009. This new transition date, which was extended from Feb. 17, 2009, is intended to permit additional time for consumers to obtain converter boxes and otherwise prepare for the transition. The legislation also permits stations to convert to all-digital operation as early as Feb. 17, 2009, in certain circumstances. The company anticipates that it will convert to all digital operations on June 12, 2009, although it may convert earlier in certain markets.
The transition to DTV also may provide the company with opportunities to program additional television channels in its markets (so-called “multicast” channels that are made possible by increased efficiencies associated with DTV transmissions). The company also is exploring the potential for Mobile DTV service to viewers, another nascent service that may be made possible by the DTV transition.
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
As part of its local news strategy for 2008, the company’s television stations implemented the Information Center concept which was already in place for our local U.S. publishing sites. This resulted in more focus on 24/7 coverage for dissemination on station-affiliated Web sites as well as in traditional broadcast mode. In addition, the company’s television station Information Centers also produce content for local Metromix entertainment Web sites and parenting/social networking Web sites under the MomsLikeMe.com national umbrella.
The broadcast division successfully completed our Gannett Graphics Group (G3) project in 2008. G3’s mission is to create high quality work once, and then share that content across the division. G3 provides daily and long-term graphic support for all of our television stations using high-end animation and 3-D storytelling graphics. As part of the project, a new server-based graphics system was licensed to allow all our information center employees to generate graphics from their desktop computers. The result is more capacity for graphics, at a higher median quality than before, at a reduced overall cost.
The broadcast division has established “hubbing centers” for each of its three network affiliate groups for master control monitoring. The majority of our ABC and CBS stations are live in the master control hub centers, and the majority of our NBC stations will be complete in first quarter of 2009. The ABC and NBC hub is located in Jacksonville, and the CBS hub is in Greensboro. Operational efficiencies and cost reductions will be realized from these centers in 2009.
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
Local news and information is highly important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and players, direct broadcast satellite, Internet-distributed video offerings, low-power television, video offerings (both wireline and wireless) of telephone companies as well as developing video services.
Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC), the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).
Television broadcast licenses are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. Nine of the company’s stations filed for FCC license renewals in 2004, eight did so in 2005, another five in 2006 and the remaining station filed on Feb. 1, 2007. As of February 2009, 18 of the 23 applications were granted and the company expects the remaining five pending renewals to be granted in the ordinary course.
FCC Regulations also prohibit concentrations of broadcasting control and regulate network and local programming practices. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). In addition, the Communications Act includes a national ownership cap under which one company is permitted to serve no more than 39% of all U.S. television households. (The company’s 23 television stations currently reach 18% of U.S. television households.) FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired additional television stations in Jacksonville, Fla., Denver, Colo., and Atlanta, Ga.
On Dec. 18, 2007, the FCC revised its ownership regulations by adopting a modified cross-ownership rule. In adopting this new rule, the FCC granted a waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, Ariz. The new rule may be of limited value in permitting expanded ownership opportunities because it contains presumptions that (i) common ownership of a television station and a daily newspaper may be permitted in the top 20 television markets only if the television station is not one of the top four rated stations, and (ii) in all other television markets, common ownership of a newspaper and television station in the same market is not in the public interest. (Most of the company’s stations are rated number one or two in their markets.) Applicants for proposed combinations that are presumed not to be in the public interest will be required to satisfy specified criteria to rebut the presumption against common ownership, including demonstrating (i) the level of concentration in the designated market area, (ii) a significant increase in the amount of local news after the transaction, (iii) the existence of separate editorial staffs; (iv) the financial condition of either property if a newspaper is financially troubled; and (v) the new owner’s commitment to invest in newsroom operations. The FCC did not revise any other aspect of the FCC ownership rules. The FCC decision is subject to agency reconsideration as well as review by a federal appeals court. The appellate process could take up to two years.
Other FCC Regulations also have been proposed to be amended by the agency, including rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcast stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts.
Employee Relations
At the end of 2008, the company and its subsidiaries had approximately 41,500 full-time and part-time employees including 2,000 for CareerBuilder. Headcount reductions were made as part of multiple efficiency and consolidation efforts taken in response to recessions in the U.S. and U.K. economies and declining revenues, particularly in the company’s publishing businesses.
Approximately 14% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 83 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.
The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance.
The company and its subsidiaries have various retirement plans, including plans established under some collective bargaining agreements.
The company has a 401(k) Savings Plan, which is available to most domestic non-represented employees and unionized employees who have bargained participation in the plan in conjunction with the Gannett Retirement Plan freeze noted below.
In June 2008, the Board of Directors approved amendments to each of (i) the Gannett Retirement Plan; (ii) the Gannett Supplemental Retirement Plan (SERP); (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments were designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the Gannett Retirement Plan and SERP, most participants in these plans had their benefits frozen as of Aug. 1, 2008. Participants whose Gannett Retirement Plan and, if applicable, SERP benefits were frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence. Effective Aug. 1, 2008, most participants whose benefits were frozen under the Gannett Retirement Plan and, if applicable, the SERP, receive higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally will increase from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of compensation. The company will also make additional employer contributions to the 401(k) Plan on behalf of certain long service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules.
Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest has provided the majority of its employees with the option to participate in a retirement plan that incorporates life insurance.
A key initiative for the company is its Leadership and Diversity program that focuses on finding, developing and retaining the best and the brightest employees and a diverse workforce that reflects the communities Gannett serves.
Environmental Initiatives
During 2008, the company expanded and enhanced “green” initiatives at company headquarters in McLean, Va., and around the company. These included recycling waste paper and plastics, using recycled materials, reducing energy consumption and using environmentally safe products. Also, several Gannett Broadcast and Newspaper Web sites maintain “green” news sites to report environmental news and provide tips to consumers.

MARKETS WE SERVE
DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser	41,564		48,892	1829
		www.montgomeryadvertiser.com

Arizona	Phoenix	The Arizona Republic	384,446		486,686	1890
		www.azcentral.com
	Tucson	Tucson Citizen		20,485		1870
		www.tucsoncitizen.com

Arkansas	Mountain Home	The Baxter Bulletin	10,646			1901
		www.baxterbulletin.com

California	Palm Springs	The Desert Sun	47,090		50,598	1927
		www.mydesert.com
	Salinas	The Salinas Californian	14,510			1871
		www.thecalifornian.com
	Tulare	Tulare Advance-Register	5,935			1882
		www.tulareadvanceregister.com
	Visalia	Visalia Times-Delta	19,073			1859
		www.visaliatimesdelta.com

Colorado	Fort Collins	Fort Collins Coloradoan	25,289		29,089	1873
		www.coloradoan.com

Delaware	Wilmington	The News Journal	103,273		120,224	1871
		www.delawareonline.com

Florida	Brevard County	FLORIDA TODAY	72,161		86,577	1966
		www.floridatoday.com
	Fort Myers	The News-Press	78,701		96,356	1884
		www.news-press.com
	Pensacola	Pensacola News Journal	53,332		66,574	1889
		www.pnj.com
	Tallahassee	Tallahassee Democrat	48,298		59,211	1905
		www.tallahassee.com

Guam	Hagatna	Pacific Daily News	19,285		18,151	1944
		www.guampdn.com

Hawaii	Honolulu	The Honolulu Advertiser	134,697		143,036	1856
		www.honoluluadvertiser.com

Indiana	Indianapolis	The Indianapolis Star	240,823		319,728	1903
		www.indystar.com
	Lafayette	Journal and Courier	33,338		39,471	1829
		www.jconline.com
	Muncie	The Star Press	29,444		31,607	1899
		www.thestarpress.com
	Richmond	Palladium-Item		14,443	18,564	1831
		www.pal-item.com

Iowa	Des Moines	The Des Moines Register	135,267		218,893	1849
		www.desmoinesregister.com
	Iowa City	Iowa City Press-Citizen	12,968			1860
		www.press-citizen.com

Kentucky	Louisville	The Courier-Journal	196,083		253,092	1868
		www.courier-journal.com

Louisiana	Alexandria	Alexandria Daily Town Talk	29,521		33,141	1883
		www.thetowntalk.com
	Lafayette	The Daily Advertiser	39,202		48,637	1865
		www.theadvertiser.com
	Monroe	The News-Star	31,513		35,549	1890
		www.thenewsstar.com
	Opelousas	Daily World	8,512		9,741	1939
		www.dailyworld.com
	Shreveport	The Times	49,060		60,752	1871
		www.shreveporttimes.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Maryland	Salisbury	The Daily Times	22,574		26,376	1900
		www.delmarvanow.com

Michigan	Battle Creek	Battle Creek Enquirer	19,805		26,070	1900
		www.battlecreekenquirer.com
	Detroit	Detroit Free Press	324,095		599,931	1832
		www.freep.com
	Lansing	Lansing State Journal	57,426		75,227	1855
		www.lansingstatejournal.com
	Livingston County	Daily Press & Argus	12,805		15,863	1843
		www.livingstondaily.com
	Port Huron	Times Herald	24,104		32,628	1900
		www.thetimesherald.com

Minnesota	St. Cloud	St. Cloud Times	25,376		35,176	1861
		www.sctimes.com

Mississippi	Hattiesburg	Hattiesburg American		16,526	19,754	1897
		www.hattiesburgamerican.com
	Jackson	The Clarion-Ledger	79,470		91,933	1837
		www.clarionledger.com

Missouri	Springfield	Springfield News-Leader	52,355		74,978	1893
		www.news-leader.com

Montana	Great Falls	Great Falls Tribune	30,067		32,450	1885
		www.greatfallstribune.com

Nevada	Reno	Reno Gazette-Journal	54,261		64,197	1870
		www.rgj.com

New Jersey	Asbury Park	Asbury Park Press	133,263		178,120	1879
		www.app.com
	Bridgewater	Courier News	27,372		29,737	1884
		www.mycentraljersey.com
	Cherry Hill	Courier-Post	62,675		75,469	1875
		www.courierpostonline.com
	East Brunswick	Home News Tribune	46,073		51,865	1879
		www.mycentraljersey.com
	Morristown	Daily Record	32,077		34,204	1900
		www.dailyrecord.com
	Vineland	The Daily Journal	16,570			1864
		www.thedailyjournal.com

New York	Binghamton	Press & Sun-Bulletin	46,702		59,051	1904
		www.pressconnects.com
	Elmira	Star-Gazette	23,113		31,388	1828
		www.stargazette.com
	Ithaca	The Ithaca Journal	14,853			1815
		www.theithacajournal.com
	Poughkeepsie	Poughkeepsie Journal	34,101		41,885	1785
		www.poughkeepsiejournal.com
	Rochester	Rochester Democrat and Chronicle	144,722		196,231	1833
		www.democratandchronicle.com
	Westchester County	The Journal News	103,294		123,243	1829
		www.lohud.com

North Carolina	Asheville	Asheville Citizen-Times	48,298		55,851	1870
		www.citizen-times.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum		5,492		1923
		www.bucyrustelegraphforum.com
	Chillicothe	Chillicothe Gazette		12,556	13,143	1800
		www.chillicothegazette.com
	Cincinnati	The Cincinnati Enquirer	199,318		275,484	1841
		www.cincinnati.com
	Coshocton	Coshocton Tribune		5,663	6,184	1842
		www.coshoctontribune.com
	Fremont	The News-Messenger		10,367		1856
		www.thenews-messenger.com
	Lancaster	Lancaster Eagle-Gazette		11,404	12,384	1807
		www.lancastereaglegazette.com
	Mansfield	News Journal		26,572	33,376	1885
		www.mansfieldnewsjournal.com
	Marion	The Marion Star		11,137	11,489	1880
		www.marionstar.com
	Newark	The Advocate		17,056	18,882	1820
		www.newarkadvocate.com
	Port Clinton	News Herald		4,437		1864
		www.portclintonnewsherald.com
	Zanesville	Times Recorder	16,684		17,209	1852
		www.zanesvilletimesrecorder.com

Oregon	Salem	Statesman Journal	44,975		50,958	1851
		www.statesmanjournal.com

South Carolina	Greenville	The Greenville News	75,416		105,412	1874
		www.greenvilleonline.com

South Dakota	Sioux Falls	Argus Leader	45,066		63,413	1881
		www.argusleader.com

Tennessee	Clarksville	The Leaf-Chronicle	19,532		21,724	1808
		www.theleafchronicle.com
	Jackson	The Jackson Sun	29,726		35,567	1848
		www.jacksonsun.com
	Murfreesboro	The Daily News Journal	13,900		17,665	1848
		www.dnj.com
	Nashville	The Tennessean	154,361		212,298	1812
		www.tennessean.com

Utah	St. George	The Spectrum	21,513		23,042	1963
		www.thespectrum.com

Vermont	Burlington	The Burlington Free Press	38,596		46,217	1827
		www.burlingtonfreepress.com

Virginia	McLean	USA TODAY	2,255,295			1982
		www.usatoday.com
	Staunton	The Daily News Leader	16,855		18,631	1904
		www.newsleader.com

Wisconsin	Appleton	The Post-Crescent		50,320	63,086	1853
		www.postcrescent.com
	Fond du Lac	The Reporter		13,989	16,438	1870
		www.fdlreporter.com
	Green Bay	Green Bay Press-Gazette	53,020		75,068	1915
		www.greenbaypressgazette.com
	Manitowoc	Herald Times Reporter		13,314	14,280	1898
		www.htrnews.com
	Marshfield	Marshfield News-Herald		11,004		1927
		www.marshfieldnewsherald.com
	Oshkosh	Oshkosh Northwestern	19,509		23,036	1868
		www.thenorthwestern.com
	Sheboygan	The Sheboygan Press	19,190		23,053	1907
		www.sheboyganpress.com
	Stevens Point	Stevens Point Journal		10,772		1873
		www.stevenspointjournal.com
		Central Wisconsin Sunday			22,699
	Wausau	Wausau Daily Herald		20,296	26,149	1903
		www.wausaudailyherald.com
	Wisconsin Rapids	The Daily Tribune		10,409		1914
		www.wisconsinrapidstribune.com

DAILY PAID-FOR NEWSPAPERS AND AFFILIATED ONLINE SITES/NEWSQUEST PLC

		Circulation
City	Newspaper/Online site	Monday-Friday		Saturday	Founded
Basildon	Echo	34,692			1969
	www.echo-news.co.uk

Blackburn	Lancashire Telegraph	30,353		26,890	1886
	www.lancashiretelegraph.co.uk

Bolton	The Bolton News	29,757		24,441	1867
	www.theboltonnews.co.uk

Bournemouth	Daily Echo	31,538		34,670	1900
	www.bournemouthecho.co.uk

Bradford	Telegraph & Argus	36,199		32,673	1868
	www.thetelegraphandargus.co.uk

Brighton	The Argus	31,684		31,792	1880
	www.theargus.co.uk

Colchester	The Gazette	21,194			1970
	www.gazette-news.co.uk

Darlington	The Northern Echo	50,873		48,297	1870
	www.thenorthernecho.co.uk

Glasgow	Evening Times	78,960		42,387	1876
	www.eveningtimes.co.uk

Glasgow	The Herald	66,192	*		1783
	www.theherald.co.uk

Newport	South Wales Argus	28,716		25,944	1892
	www.southwalesargus.co.uk

Oxford	Oxford Mail	24,892		22,663	1928
	www.oxfordmail.co.uk

Southampton	Southern Daily Echo	37,835		44,363	1888
	www.dailyecho.co.uk

Swindon	Swindon Advertiser	22,325		19,479	1854
	www.swindonadvertiser.co.uk

Weymouth	Dorset Echo	18,503		19,650	1921
	www.dorsetecho.co.uk

Worcester	Worcester News	17,755		16,707	1937
	www.worcesternews.co.uk

York	The Press	32,991		32,204	1882
	www.thepress.co.uk

*	Monday-Saturday inclusive
Circulation figures are according to ABC results from Jan.-June 2008.
Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire
GANNETT DIGITAL
CareerBuilder.: www.careerbuilder.com
Headquarters: Chicago, Ill.
Sales offices: Atlanta, Ga., Boston, Mass.; Seattle, Wash., Chicago, Ill.; Cincinnati, Ohio; Dallas, Texas; Denver, Colo.; Detroit, Mich.; Edison, N.J.; Houston, Texas; Irvine, Calif.; Long Island, N.Y.; Los Angeles; McLean, Va.; Minneapolis, Minn.; Nashville, Tenn.; New York, N.Y.; Orlando, Fla.; Overland Park, Kan.; Philadelphia, Pa.; Phoenix, Ariz.; San Mateo, Calif.; Washington D.C.
International offices: Belgium; Canada; France; Germany; Greece; India; Ireland; Italy; Netherlands; Norway; Romania; Spain; Sweden; Switzerland; United Kingdom
PointRoll, Inc.: www.pointroll.com
Headquarters: Conshohocken, Pa.
Sales offices: Atlanta, Ga.; Chicago, Ill.; Detroit, Mich.; London, England; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Canada; Washington, D.C.
Planet Discover: www.planetdiscover.com
Headquarters: Fort Mitchell, Ky.
Sales offices: Fort Mitchell, Ky.; Cedar Rapids, Iowa
Ripple 6: www.ripple6.com
Headquarters: New York, N.Y.
Sales offices: New York, N.Y.; Chicago, Ill.
Schedule Star: www.highschoolsports.net
Headquarters: Wheeling, W.Va.
Sales offices: Seattle, Wash.; Chicago, Ill.; Los Angeles Calif.; New York, N.Y.
ShopLocal: www.shoplocal.com
Headquarters: Chicago, Ill.
Sales offices: Chicago, Ill.; Seattle, Wash.

TELEVISION STATIONS AND AFFILIATED ONLINE SITES

				Weekly
State	City	Station/Online site	Channel/Network	Audience(a)		Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC		(b)	1970
	Phoenix	KPNX-TV	Channel 12/NBC	1,282,000		1953
		www.azcentral.com/12news

Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	463,000		1955
		www.todaysthv.com

California	Sacramento	KXTV-TV	Channel 10/ABC	1,026,000		1955
		www.news10.net

Colorado	Denver	KTVD-TV	Channel 20/MyNetworkTV	668,000		1988
		www.my20denver.com
		KUSA-TV	Channel 9/NBC	1,215,000		1952
		www.9news.com

District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,799,000		1949
		www.wusa9.com

Florida	Jacksonville	WJXX-TV	Channel 25/ABC	477,000		1989
		WTLV-TV	Channel 12/NBC	536,000		1957
		www.firstcoastnews.com
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,309,000		1965
		www.tampabays10.com

Georgia	Atlanta	WATL-TV	Channel 36/MyNetworkTV	1,230,000		1954
		www.myatltv.com
		WXIA-TV	Channel 11/NBC	1,719,000		1948
		www.11alive.com
	Macon	WMAZ-TV	Channel 13/CBS	208,000		1953
		www.13wmaz.com

Maine	Bangor	WLBZ-TV	Channel 2/NBC	108,000		1954
		www.wlbz2.com
	Portland	WCSH-TV	Channel 6/NBC	361,000		1953
		www.wcsh6.com

Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	415,000		1962
		www.wzzm13.com

Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,404,000		1953
		www.kare11.com

Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,138,000		1947
		www.ksdk.com

New York	Buffalo	WGRZ-TV	Channel 2/NBC	546,000		1954
		www.wgrz.com

North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	600,000		1949
		www.digtriad.com

Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,247,000		1948
		www.wkyc.com

South Carolina	Columbia	WLTX-TV	Channel 19/CBS	296,000		1953
		www.wltx.com

Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	497,000		1956
		www.wbir.com
Captivate Network: www.captivatenetwork.com
Headquarters: Chelmsford, Mass.
Advertising offices: Chicago, Ill.; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.; Toronto, Canada.
(a)	Weekly audience is number of TV households reached, according to the November 2008 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

USA TODAY: www.usatoday.com
Headquarters and editorial offices: McLean, Va.
Print sites: Arlington, Texas; Atlanta, Ga.; Batavia, N.Y.; Brevard County, Fla.; Chandler, Ariz.; Columbia, S.C.; Fort Collins, Colo.; Fort Lauderdale, Fla.; Hattiesburg, Miss.; Houston, Texas; Kankakee, Ill.; Las Vegas, Nev.; Lawrence, Kan.; Marin County, Calif.; Milwaukee, Wis.; Minneapolis, Minn.; Nashville, Tenn.; Newark, Ohio; Norwood, Mass.; Olympia, Wash.; Raleigh, N.C.; Rockaway, N.J.; St. Louis, Mo.; Salisbury, N.C.; Salt Lake City, Utah; San Bernardino, Calif.; Springfield, Va.; Sterling Heights, Mich.; Tampa, Fla.; Warrendale, Pa.; White Plains, N.Y.; Wilmington, Del.
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
Advertising offices: Chicago, Ill.; Detroit, Mich.; Los Angeles, Calif.; New York, N.Y.; San Francisco, Calif.
Clipper Magazine: www.clippermagazine.com; www.couponclipper.com
Headquarters: Mountville, Pa.
Gannett Healthcare Group: www.gannetthg.com; www.Nurse.com; www.TodayInPT.com; www.TodayInOt.com; www.PearlsReview.com
Headquarters: Falls Church, Va.
Regional offices: San Jose, Calif.; Hoffman Estates, Ill.; Westbury, N.Y.; Dallas, Texas
Publications: Nursing Spectrum, NurseWeek, Today in PT, Today in OT
Times News Group, Inc. (Army Times Publishing Co.)
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
ContentOne/Gannett News Service
Headquarters: McLean, Va.
Bureaus: Washington, D.C.: Albany, N.Y.; Baton Rouge, La.; Trenton, N.J.; Sacramento, Calif.; Tallahassee, Fla.
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
Offset sites: Atlanta, Ga.; Minneapolis, Minn.; Norwood, Mass.; St. Louis, Mo.; Springfield, Va.
Gannett Direct Marketing Services, Inc.: www.gdms.com:
Headquarters: Louisville, Ky.
Gannett Satellite Information Network: McLean, Va.

National Web Sites: www.MomsLikeMe.com; www.HighSchoolSports.net	GANNETT ON THE NET: News and information about Gannett is available on our Web site, www.gannett.com. In addition to news and other information about our company, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission (SEC). Certifications by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including the company’s Form 10-K filed in 2008).

We also provide access on this Web site to our Principles of Corporate Governance, the charters of our Audit, Digital Technology, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including our Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at our headquarters address. In addition, we will disclose on this Web site changes to, or waivers of, our corporate Ethics Policy.

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
Deterioration in economic conditions in the markets we serve in the U.S. and the U.K. may further depress demand for our products and services
Our operating results depend on the relative strength of the economy in our principal newspaper, digital and television markets as well as the strength or weakness of national and regional economic factors. Recessionary conditions in the U.S. and U.K. have had a significant adverse impact on the company’s businesses. Continuing or a deepening recession in the U.S. or U.K. economy could significantly affect all key advertising revenue categories.
Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the predominant share of our publishing, broadcasting and affiliated Web site revenues as well as Digital segment revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our businesses face increased competition. Alternative media sources also affect our ability to generate circulation revenues and television audience. This competition could make it difficult for us to grow or maintain our broadcasting, print advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.
Further declines in the company’s credit ratings and continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures
At the end of 2008, the company had approximately $3.8 billion in long-term debt, of which approximately $2.2 billion was in the form of borrowings under bank credit facilities and the balance was in the form of unsecured public notes. This debt matures in part in 2009, 2011 and 2012. While the company’s cash flow permits us to lower the amount of this debt before it matures, a significant portion of it may need to be refinanced. Access to the capital markets for longer-term financing is currently restricted due to the unprecedented and ongoing turmoil in the capital markets. At the end of 2008, the company had approximately $1.2 billion of additional borrowing capacity under its revolving credit facilities, providing near-term liquidity to fund its needs and to repay debt maturing in 2009 and beyond.
Volatility in U.S. and U.K. financial markets directly affects the value of our pension plan assets
Because of volatility and sharp declines in global financial markets, the company’s pension plan asset values declined significantly in 2008 and the company’s principal U.S. retirement plan, the Gannett Retirement Plan, is underfunded. These 2008 investment losses will result in higher pension costs in 2009. Depending on various factors, including future investment returns, discount rates and potential pension legislative changes, the company may be required to make up this underfunding with contributions in future years although no contributions are required in 2009.
Foreign exchange variability could adversely affect our consolidated operating results
Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2008 were translated to U.S. dollars at the average rate of 1.86. For the first 45 days of 2009, the average exchange rate was approximately 1.45, or 26% lower than the comparable period in 2008. CareerBuilder, with expanding oversees operations, also has foreign exchange risk but to a significantly lesser degree.
Changes in regulatory environment could encumber or impede our efforts to improve operating results
Our publishing and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue. Congress established June 12, 2009, as the date by which each television station will be required to return one of the two channels currently assigned to it and operate as a digital facility exclusively. All of the company’s stations have converted to digital television; however, we cannot predict how the transition will affect our broadcast results. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2009.
The degree of success of our investment and acquisition strategy may significantly impact our ability to expand overall profitability
We intend to continue efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. The company is also exposed to the risk that its partners in strategic investments and infrastructure may encounter financial difficulties which could lead to disruption of investee or partnership activities.
Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

The value of our intangible assets may become further impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $3.5 billion as of Dec. 28, 2008, representing approximately 44% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in both 2007 and 2008 (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our operations or cash flow.
The collectability of accounts receivable under current adverse economic conditions could deteriorate to a greater extent than provided for in the company’s financial statements and in its projections of future results
Recessionary conditions in the U.S. and U.K. have increased the company’s exposure to losses resulting from the potential bankruptcy of its advertising customers. The company’s accounts receivable are stated at net estimated realizable value and its allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Publishing/United States
Generally, the company owns the plants that house all aspects of the publication process. In the case of USA TODAY, at Dec. 28, 2008, 18 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company publishing sites with appropriate facilities. Four non-Gannett printers in foreign countries are used to print USA TODAY International. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.
During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 15 of the company’s publishing operations. Gannett continues to make investments in renovations where necessary for operating efficiency.
During 2008, the company consolidated certain of its U.S. publishing facilities to achieve savings and efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 14-16.
Publishing/United Kingdom
Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. During 2008, Newsquest also consolidated certain of its facilities to achieve savings and efficiencies. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 17.
Digital
Generally, the company’s digital businesses lease their facilities. This includes facilities for executive offices, sales offices and data centers. The company’s facilities are adequate for present operations. The company also believes that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of key digital facilities can be found on page 17.
Broadcasting
The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 29 locations. A listing of television stations can be found on page 18.
As a result of our duopoly acquisition in Atlanta, the acquired facility was enlarged to accommodate the staff and technical facilities for both stations. This project was completed in 2008. The company’s former television station facility was sold. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes.
Corporate facilities
The company’s headquarters and USA TODAY are located in McLean, Va. The company also owns data and network operations centers in nearby Maryland and in Phoenix, Ariz. Headquarters facilities are adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings may be found in Note 12 of the Notes to Consolidated Financial Statements.
Environmental
Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In five such matters, the company’s liability could exceed $100,000.
Poughkeepsie Newspapers is required by a consent order with the United States Environmental Protection Agency (U.S. EPA) to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, N.Y. Poughkeepsie Newspapers has paid and expensed its share of the initial clean up but remains liable for a share of follow-up testing and potential further remediation at the site. Such remaining liability is not expected to be material.
In September 2003, the U.S. EPA notified Multimedia, Inc., a wholly owned Gannett subsidiary, that the company is considered a de minimis potentially responsible party for costs associated with the Operating Industries, Inc. Superfund Site in Monterey, Calif. Based on the most recent information from the U.S. EPA, Multimedia, Inc. expects to settle this matter for a minor amount.
In conjunction with the sale of property in Norwich, Conn., in May 2006, Gannett Satellite Information Network, Inc. (GANSAT) submitted a Transfer of Establishment form to the Connecticut Department of Environmental Protection. Because there is evidence of soil and groundwater contamination at the property, GANSAT will conduct a site investigation, and, if necessary, remediation, in accordance with the requirements of the Connecticut Transfer Act. The site investigation cost is not expected to be material. The cost of remediation, if any, will not be known until the conclusion of the site investigation.
In December 2004, the U.S. Forest Service advised by letter that it considers “Shiny Rock Mining Corporation” to be legally responsible for a release of hazardous substances at a closed mine site in Oregon. Shiny Rock Mining Corporation is a former Gannett subsidiary that donated the property at issue to Friends of Opal Creek (“Friends”) in 1992. Gannett tendered this matter to Friends pursuant to an indemnification agreement, and Friends and the Forest Service entered into a Consent Agreement to conduct the site investigation. Friends has been funding the investigation by using proceeds from an insurance policy, now expired. In December 2008, Friends notified Gannett that it may not have sufficient resources to fund its indemnification responsibilities if site costs exceed the proceeds available under the insurance policy. Whether Gannett will be required to fund further site work and how much that might cost depends on whether the additional site investigation and/or remediation will be required, both unknown at this time.
In July 2007, suit was filed in the Superior Court of New Jersey by third-party plaintiffs against the company as successor to a former subsidiary seeking to recover cleanup costs associated with the former Burlington Environmental Management Services, Inc. landfill. The suit, NJDEP, et al. v Almo Anti-Pollution Services, demands cleanup costs from the company on the theory that wastewater legally discharged by two print sites to a municipally owned wastewater treatment plant contained pollutants that allegedly ended up in sewage sludge deposited by the treatment plant at the landfill. The company believes the complaint does not state a valid claim against it and is currently engaging in mediation regarding this dispute.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.
Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 3 and 38 of this Form 10-K.
Gannett Common stock prices
High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1998	First	$57.25	$69.94
	Second	$65.13	$74.69
	Third	$55.81	$73.56
	Fourth	$48.94	$68.06

1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31

2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06

2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62

2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25

2007	First	$55.76	$63.11
	Second	$54.12	$59.79
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85

2008	First	$28.43	$39.00
	Second	$21.79	$30.75
	Third	$15.96	$21.67
	Fourth	$6.09	$17.05

2009	First	$3.70	$9.30	*

*	Through February 20, 2009
Purchases of Equity Securities
There were no repurchases of common stock in the last half of 2008. The approximate dollar value of shares that may yet be purchased under the program is $808,936,610. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually and did so in October 2008.

Comparison of shareholder return
The following graph compares the performance of the company’s common stock during the period Dec. 28, 2003, to Dec. 28, 2008, with the S&P 500 Index, and a Peer Group Index selected by the company.
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
Because of these changes, the company believes the S&P 500 Publishing Index no longer comprises a representative group of peer companies. The company therefore selected a Peer Group which it believes to be more representative based upon the strong publishing/broadcasting orientation of the companies selected. This Peer Group is comprised of Gannett Co., Inc., A.H. Belo Corp., The E.W. Scripps Company, Gatehouse Media, Inc., Journal Communications, Inc., Journal Register Company, Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company.
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization.
The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index and the Peer Group Index at closing on Dec. 28, 2003. It assumes that dividends were reinvested quarterly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to the Peer Group.

	2003	2004	2005	2006	2007	2008
Gannett Co., Inc.	100	92.77	69.90	71.22	47.36	10.78
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	94.54	74.68	72.14	50.34	12.22
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data for the years 2004 through 2008 is contained under the heading “Selected Financial Data” on page 67 and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the creation of a new digital segment, as more fully discussed in Note 1 to the Consolidated Financial Statements.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Gannett Co., Inc. is a leading international news and information company operating primarily in the United States and the United Kingdom (U.K.). Approximately 85% of 2008 consolidated revenues are from domestic operations including Guam, and approximately 15% are from foreign operations primarily in the U.K.
The company’s goal is to be the leading source of news and information in the markets we serve, and be customer centric by delivering quality products and results for our readers, viewers, advertisers and other customers. We believe that well-managed newspapers, television stations, Internet products, magazine/ specialty publications and programming efforts will maximize profits for our shareholders. To that end, our strategy has the following elements:
•	Become the digital destination for local news and information in all our markets.
•	Create new business opportunities in the digital space through internal innovation, acquisitions or affiliations. The company established a new Digital segment in 2008.
•	Maintain strong financial discipline throughout our operations.
•	Maximize existing resources through efforts to enhance revenues and control or reduce costs. For businesses that do not fit with our long-term strategic goals, a reallocation of resources will be undertaken.
•	Strengthen the foundation of the company by finding, developing and retaining the best and brightest employees through a robust Leadership and Diversity program.
We implement our strategy and manage our operations through three business segments: publishing, digital and broadcasting (television). The publishing segment includes the operations of 102 daily newspapers in the U.S. and U.K., nearly 850 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Our 85 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily newspaper, with an average circulation of approximately 2.3 million, have a combined daily average paid circulation of 6.6 million, which is the nation’s largest newspaper group in terms of circulation. Together with the 17 daily paid-for newspapers our Newsquest division publishes in the U.K., the total average daily circulation of our 102 domestic and U.K. daily newspapers was approximately 7.2 million for 2008. All of our daily newspapers also operate Web sites which are tightly integrated with publishing operations. Our newspapers also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, ShopLocal.com, Topix and Metromix LLC.
The publishing segment also includes commercial printing; newswire; marketing and data services operations.
Beginning with the third quarter of 2008, the company reported a new “Digital” business segment, which includes CareerBuilder and ShopLocal results from the dates of their full consolidation (Sept. 3 and June 30, respectively), as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of its acquisition on Nov. 13, 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new Digital segment.
Operating results from Web sites that are associated with publishing operations and broadcast stations continue to be reported in the publishing and broadcast segments.
Through our broadcasting segment, we own and operate 23 television stations with affiliated Web sites covering 18% of the U.S. population in markets with a total of more than 20.8 million households. We also include in this segment the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising through video screens located in elevators of office towers and select hotel lobbies across North America.
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2008 fiscal year ended on Dec. 28, 2008, and encompassed a 52-week period. The company’s 2007 and 2006 fiscal years encompassed 52-week and 53-week periods, respectively.
Discontinued operations: Unless stated otherwise, as in the section titled “Discontinued Operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., which were sold to Gatehouse Media, Inc. in May 2007, and the Chronicle-Tribune in Marion, Ind., which was contributed to the Gannett Foundation in May 2007, are excluded for all periods covered by this report. These transactions are discussed in more detail on page 27 in the business acquisitions, investments, exchanges, dispositions and discontinued operations section of this report.
Presentation of certain pro forma information: The discussion below is focused mainly on changes in historical financial results, however certain operating information for the newly formed Digital Segment is also presented on a pro forma basis, which assumes that all properties owned at the end of 2008 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.
Operating results and non-cash impairment charges: The company reported a net loss from continuing operations for 2008 of $6.65 billion or $29.11 per share. The net loss included second- and fourth-quarter non-cash impairment charges for intangible assets, property, plant and equipment, investments and certain other assets, totaling $8.35 billion on a pre-tax basis ($7.39 billion after-tax, or $32.38 per share). These charges are discussed in detail on page 28 and in the financial statements in Note 3.
The impairment charges were driven by soft business trends in the early part of the year, which worsened rapidly toward the end of the year as recessions in the U.S. and U.K. economies deepened. Concurrent with the decline in business conditions, there was broad-based downward pressure on equity share values and the company’s stock price declined significantly. These factors led to the reassessment of asset carrying values and the determination that non-cash impairment write downs to underlying estimated fair value were required. The impairment charges principally involved the company’s U.S. Community Publishing Division, its U.K. publishing business, Newsquest, certain other U.S. publishing businesses and minority investments in U.S. newspaper publishing partnerships.
Absent these non-cash impairment charges in 2008 and 2007 ($72.0 million pre-tax or $50.8 million after-tax and $.22 per share), net income from continuing operations would have declined 27%.
Operating revenues declined 9% to $6.8 billion for 2008.
Publishing revenues were $5.7 billion or 13% below 2007 levels. Reflecting recessions in the U.S. and U.K. and the real estate crisis through the first nine months of the year, publishing revenue declined 11%. Fourth quarter publishing revenue declined by 19% as the economic crisis deepened and the British pound weakened against the U.S. dollar.
Digital segment revenues totaled $281 million for 2008, compared to $70 million in 2007, reflecting the initial consolidation of CareerBuilder and ShopLocal. On a pro forma basis, operating revenues for the Digital segment rose 13% reflecting solid gains by CareerBuilder and PointRoll.
Broadcast revenues for 2008 were $773 million or 2% below year ago levels. The company’s television stations reported increased political and Olympic related revenue of $94 million and $24 million, respectively. However, these gains were mostly offset by losses in certain core revenue categories, primarily automotive and retail reflecting the recession in the U.S.
Operating costs excluding the non-cash impairment charges discussed above declined 3%.
Newsprint expenses for publishing declined 9% as a 16% reduction in consumption was partially offset by a 9% increase in average usage prices. Newsprint prices rose throughout most of 2008, peaked early in the fourth quarter and then started to decline. The company expects further price declines in 2009, but expense comparisons with 2008 will be unfavorable for at least the early part of the year.
For the full year, the company recorded severance and related benefits costs totaling $119 million, thereby reducing headcount across the company by 7,200 positions.

During the second quarter of 2008, the company made changes to its domestic benefit plans by improving its 401(k) plan while freezing benefits under certain company sponsored defined benefit pension plans. As a result, the company recognized a pre-tax curtailment gain from its domestic pension plans of approximately $46.5 million ($28.9 million after-tax or $.13 per share).
Costs under the company’s 401(k) match increased from the date of the change, Aug. 1, 2008, reflecting an increase in the company match from 50% of the first 6% of qualified payroll to 100% of the first 5%. The company also provided further 401(k) plan enhancements to certain long-service employees.
While total operating costs increased substantially in 2008 due to the non-cash impairment charges, and to the incremental costs from the consolidation of CareerBuilder and ShopLocal beginning in the third quarter, pro forma operating expenses, excluding severance and impairment charges, declined 6%, reflecting aggressive, companywide cost control efforts.
The company reported an operating loss for 2008 of $6.76 billion, reflecting the non-cash impairment charges of $7.98 billion. Absent the impairment charges from 2008 and 2007 results, the company would have reported a 29% decline in operating income from 2007.
The company reported a loss of $374.9 million from its equity share of results from unconsolidated investees for 2008, primarily because of the impairment of the carrying values of its interest in newspaper publishing partnerships and certain other investees. The publishing businesses in these partnerships have also been adversely affected by the U.S. economic crisis and other challenging market factors, and their earnings declined significantly in 2008.
Interest expense was lower for the year — down $69 million or 27%, reflecting lower average debt levels and lower borrowing rates.
Other non operating items reflect higher asset sale and other gains for 2008, up slightly from last year. For 2008, these gains were partially offset by the CareerBuilder minority interest charge recorded since its consolidation in the third quarter.
The company reported a net loss of $6.65 billion or $29.11 per share for 2008 compared with net income of $1.06 billion for 2007, or $4.52 per diluted share. Absent the non-cash impairment charges in both years, the company would have reported a decline in net income of 32% and net income per share of 31%.
Challenges for 2009: Looking forward to 2009, the company faces several important challenges, including:
•	Effectively manage in a global economic recession which will continue to adversely affect all revenue streams for our publishing, digital and broadcasting businesses;
•	Continue transforming our cost structure to align expenses with revenue levels;
•	Respond to the changing media landscape and consumers’ increasing desire to access content across multiple platforms; and
•	Drive innovation throughout the company with important efforts such as our ContentOne initiative and the product distribution and online changes we are making at the Detroit Free Press.
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
Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of businesses. Similarly the company evaluated the recoverability of the carrying value of its property, plant and equipment and its investments in minority-owned unconsolidated investees, including its newspaper publishing partnerships and certain online/new technology business investments. The company employed consulting valuation specialists to assist in these important accounting determinations.
The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to accounting rules regarding the repatriation of earnings from foreign sources. The company must also exercise significant judgment in assessing the recoverability of its deferred tax assets.
Refer to Note 1 to the Consolidated Financial Statements for a more complete discussion of all of the company’s significant accounting policies.
Reclassifications of certain items within the Consolidated Statements of Income: In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star, Planet Discover and Ripple6 (from the date of its acquisition on Nov. 13, 2008). Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
Neither the Digital revenue line nor the Digital Segment include online revenue from the Web sites operated together with our publishing or broadcasting businesses.

Business acquisitions, investments, exchanges, dispositions and discontinued operations
2008: On Dec. 31 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free Web service that helps families manage busy schedules, track shopping and to-do lists, organize household chores, stay in communication and share memories — all in one place.
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
On June 30, 2008, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company now owns 100% of ShopLocal and began consolidating its results in the digital segment at the beginning of the third quarter of 2008. ShopLocal collaborates with PointRoll to create ads that dynamically connect retail advertisers and consumers, online and in the store. ShopLocal’s operations turned profitable in the third quarter.
On Sept. 3, 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Other non-operating items” in the Statements of Income (Loss).
On Nov. 13, 2008, the company acquired Ripple6, Inc., a leading provider of social media services for publishers and other users. Ripple6 currently powers Gannett’s MomsLikeMe.com site, which recently rolled out in 80 local markets across the country and has more than one million moms visiting each month.
The total cash paid in 2008 for business acquisitions was $168.6 million and for investments was $46.8 million. The financial statements reflect an allocation of purchase price that is preliminary for the acquisitions.
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
In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors.
At the end of October 2007, the company, in partnership with Tribune Company, announced a digital joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand. Metromix is owned equally by the two parent companies.
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
In June 2006, the company completed the acquisition of KTVD-TV in Denver and in August the acquisition of WATL-TV in Atlanta, which created the company’s second and third broadcast station duopolies.
In August 2006, the company made additional investments in CareerBuilder, ShopLocal.com and Topix totaling $155 million, which increased the ownership stake in each of those businesses.
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

RESULTS OF OPERATIONS
Consolidated summary — continuing operations
In its press release of Jan. 30, 2009, and Form 8-K filed on the same day, the company reported that preliminary 2008 fourth quarter earnings per diluted share were $.69 compared with $1.06 per diluted share in the fourth quarter of 2007. Preliminary full year results reported were a net loss of $1.8 billion or $7.81 per share. These preliminary results, however, did not include fourth quarter non-cash charges, which had not been finalized at that time, for the impairment of goodwill, other intangible assets, property, plant and equipment and certain other assets. In its Jan. 30, 2009, press release, the company indicated that such charges were expected to total in the range of $5.1 billion to $5.9 billion on a pre-tax basis and $4.5 billion to $5.2 billion on an after-tax basis.
The financial statements included in this Form 10-K reflect final fourth quarter adjustments for these matters, which totaled $5.59 billion on a pre-tax basis and $4.86 billion after-tax, or $21.34 per share.
Final reported results from continuing operations
The company reported a loss from continuing operations for 2008 of $6.65 billion or $29.11 per share. For 2007, income from continuing operations was $975.6 million or $4.17 per diluted share.
During the second and fourth quarters of 2008, the company recorded certain non-cash impairment charges totaling approximately $8.35 billion on a pre-tax basis and $7.39 billion on an after-tax basis or $32.38 per share. These second and fourth quarter charges are more fully described in the following section of this report.
Non-cash charges recorded in 2008
Very difficult business conditions, the ensuing economic crisis, recessionary conditions in the U.S. and U.K. and a decline in the company’s stock price required the company to perform impairment tests on goodwill, intangible assets, and other long-lived assets as of March 31, 2008, the first day of its fiscal second quarter, as well as on Dec. 28, 2008, in connection with the required annual impairment test of goodwill and indefinite-lived intangibles. As a result, the company has recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets including mastheads, and certain property, plant and equipment assets. The carrying value of certain of the company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down due to other than temporary impairments. The company also recorded accelerated depreciation expense associated with certain facility consolidation and cost reduction initiatives.
A summary of these charges is presented below:
In millions except per share amounts

	Pre-Tax	After-Tax	Per Share
	Amount(a)	Amount(a)	Amount(a)
Asset impairment and other charges
Goodwill:
Publishing	$7,448	$6,812	$29.83
Digital	10	6	0.03

Total goodwill	7,458	6,818	29.86

Other intangible assets - principally mastheads:
Publishing	232	150	0.66
Digital	2	1	—

Total other intangible assets	233	151	0.66

Property, plant and equipment:
Publishing	255	159	0.70
Broadcasting	2	1	—
Corporate	1	1	—

Total property, plant and equipment	258	161	0.70

Other:
Publishing	17	11	0.05
Digital	3	2	0.01
Broadcasting	7	4	0.02

Total other	27	17	0.08

Total asset impairment and other charges	$7,976	$7,147	$31.30

Newspaper publishing partnerships and other equity method investments:
Publishing	377	248	1.09

Total charges	$8,354	$7,395	$32.38

(a)	Total amounts may not sum due to rounding.
The goodwill impairment charges result from the application of the impairment testing provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Impairment testing is customarily performed annually, and had been performed at the end of 2007, at which time no goodwill impairment charge was indicated. Because of softening business conditions within the company’s publishing segment and the decline in the company’s stock price and market capitalization, this testing was updated as of the beginning of the second quarter of 2008 and as required the annual testing was performed again as of Dec. 28, 2008. For certain publishing and digital reporting units, an impairment was indicated. The fair values of the reporting units were determined using discounted cash flow and multiple of earnings techniques. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities for these reporting units.
The implied value of goodwill determined by the valuation for these reporting units was less than the carrying amount by $7.46 billion, and therefore an impairment charge in this amount was taken. There was minimal tax benefit recognized related to the impairment charges since much of the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore the after-tax effect of the goodwill impairment was $6.82 billion or $29.86 per share.

The goodwill impairment charge recorded in the second quarter, in the amount of $2.14 billion, was related to Newsquest, the company’s U.K. publishing operations that had been acquired relatively recently in several transactions from 1999-2005. Following the second quarter impairment testing, Newsquest’s fourth quarter operating results and projections indicated a significant decline from the amounts estimated in the second quarter and as a result a further goodwill impairment charge of approximately $507 million was recorded.
In the fourth quarter, the company also recognized an impairment charge for its U.S. Community Publishing reporting unit of approximately $4.4 billion. This reporting unit is comprised of 82 individual publishing operations which have been acquired at various times over the past several decades. Consequently, many of the properties were acquired at a relatively low cost compared to prices paid in the market for newspapers in the last decade. Since these publishing operations are aggregated into a single reporting unit, the overall carrying value is lower than it would otherwise have been had the portfolio of businesses been acquired in recent years.
Additionally, when the majority of the operations within U.S. Community Publishing were acquired, the accounting policies for purchase price allocation were different than they are currently. Until 2002, as permitted under then generally accepted accounting principles, a portion of the company’s purchase price allocation was assigned to property, plant and equipment with all of the residual going to goodwill. Beginning in 2002, purchase price allocation was required to also cover other intangible assets, such as mastheads and customer relationships. One result of the existence of the two accounting policies for purchase price allocation is that in the second step of the impairment process, when the new rules are applied, it often results in a low level of implied goodwill, thus leading to a larger goodwill impairment charge.
The goodwill impairment charges for other stand alone reporting units totaled $408 million in the fourth quarter.
The impairment charge of $233 million for other intangible assets was required because revenue results from the underlying businesses have softened from what was expected at the time they were purchased and the assets were initially valued. In accordance with SFAS No. 142, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after-tax impact was $151 million or $.66 per share.
The carrying value of property, plant and equipment at certain publishing businesses was also evaluated due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with SFAS No. 144. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them would be less than their carrying values. The related impairment loss was measured based on the amount by which the assets carrying value exceeded their fair value. Asset group fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by SFAS No. 144, the company revised the useful lives of certain assets, which were abandoned during the year or for which management has committed to a plan to abandon in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of SFAS No. 144, the company recorded charges of $258 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $161 million or $.70 per diluted share.
The charges of $27 million pre-tax included in the “Other” category include a charge to increase the level of the company’s allowance for doubtful accounts reflecting higher collection risk from the recession-driven increase in the delinquency of receivable agings and bankruptcy filings toward the end of 2008. Charges also include amounts for future lease payments for facilities abandoned in connection with consolidation efforts and amounts for the impairment of certain broadcast programming assets.
For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. Fair values were determined using a multiple of earnings or a multiple of revenues technique. These investment carrying value adjustments were $377 million pre-tax and $248 million on an after-tax basis, or $1.09 per diluted share. The pre-tax impairment charges for these investments are reflected as “Equity income (loss) in unconsolidated investees, net” in the Statement of Income (Loss).
A consolidated summary of the company’s results is presented below, which reflect the aforementioned non-cash charges.
In millions of dollars, except per share amounts

	2008	Change	2007	Change	2006
Operating revenues	$6,768	(9%)	$7,439	(5%)	$7,848
Operating expenses (1)	$13,529	***	$5,789	(3%)	$5,943
Operating income (loss) (1)	$(6,762)	***	$1,651	(13%)	$1,905
Income (loss) from continuing operations
Per share — basic (1)	$(29.11)	***	$4.18	(13%)	$4.81
Per share — diluted (1)	$(29.11)	***	$4.17	(13%)	$4.81

(1)	Results for 2008 include pre-tax non-cash asset impairment charges of $8.35 billion ($7.39 billion after-tax or $32.38 per share). Results for 2007 include pre-tax non-cash intangible asset impairment charges of $72.0 million ($50.8 million after-tax or $.22 per share). The asset impairment charges did not affect the company’s operations or cash flow. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

Publishing segment
In addition to its domestic local newspapers and affiliated Web sites, the company’s publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Clipper Magazine, Gannett Healthcare Group, Army Times Publishing, Gannett Offset commercial printing and other advertising and marketing services businesses. The publishing segment in 2008 contributed 84% of the company’s revenues.
Publishing operating results were as follows:
In millions of dollars

	2008	Change	2007	Change	2006
Revenues	$5,714	(13%)	$6,580	(5%)	$6,940
Expenses (1)	$12,739	***	$5,190	(3%)	$5,351
Operating income (loss) (1)	$(7,026)	***	$1,390	(13%)	$1,589

(1)	Results for 2008 include pre-tax non-cash asset impairment charges of $7.95 billion. Results for 2007 include pre-tax non-cash intangible asset impairment charges of $72.0 million. These charges, which did not affect the company’s operations or cash flow, and are more fully discussed on page 28 of this report and in Notes 3 and 4 of the Consolidated Financial Statements.
Foreign currency translation: The average exchange rate used to translate U.K. publishing results was 1.86 for 2008, 2.00 for 2007 and 1.84 for 2006. Therefore, publishing segment revenue and expense when comparing 2008 with 2007 are lower as a result.
Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 73% and 21%, respectively, of total publishing revenues in 2008. Ad revenues include those derived from advertising placed with affiliated Internet sites which include revenue from the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.
The table below presents the principal components of publishing revenues for the last three years.
Publishing operating revenues, in millions of dollars

	2008	Change	2007	Change	2006
Advertising	$4,146	(16%)	$4,937	(6%)	$5,276
Circulation	$1,217	(3%)	$1,252	(2%)	$1,280
Commercial printing and other	$352	(10%)	$390	1%	$385
Total	$5,714	(13%)	$6,580	(5%)	$6,940
The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from Web sites affiliated with the publications.
Advertising revenues, in millions of dollars

	2008	Change	2007	Change	2006
Retail	$1,964	(10%)	$2,184	(4%)	$2,279
National	$672	(10%)	$751	(8%)	$820
Classified	$1,509	(25%)	$2,003	(8%)	$2,177
Total ad revenue	$4,146	(16%)	$4,937	(6%)	$5,276
Publishing revenue comparisons 2008-2007: Advertising revenues for 2008 decreased $792 million or 16%. The rate of decline accelerated over the course of the year as economic conditions worsened. Early in the year revenue declines were due in large measure to recessionary conditions in the U.S., including the real estate and subprime lending crisis. In the second part of the year as the economic crisis deepened and financial market functions deteriorated, the U.S. recession worsened and the U.K. economy went into recession. Therefore all markets and revenue categories were adversely affected. Increased competition for advertising spending from other media outlets also affected trends and results for 2008.
Advertising revenues in Arizona, California, Florida and Nevada continued to be the most severely affected by the slowing U.S. economy. Approximately 37% of the U.S. Community Publishing ad revenue decline can be attributed to these four states. Most other U.S. publishing businesses reported lower revenues as well, but at a lower rate of decline. In the U.K., in local currency, ad revenues were lower as well, and were down more than in the U.S. U.K. ad revenue declines were exacerbated by a lower average exchange rate for 2008. In U.S. dollars, Newsquest ad revenues were down 23% compared with a 14% decline for U.S. publishing.
Retail ad revenues were down $219 million or 10% in 2008. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, furniture, entertainment, home improvement and telecommunications categories. Retail ad revenues declined at a faster rate in the U.K. due in part to the currency impact.
National ad revenues were down $79 million or 10% in 2008, primarily due to lower ad sales for USA TODAY branded publications, although national ad revenues for U.S. Community Publishing were lower as well.
Classified ad revenues decreased $494 million or 25%. Classified revenue declined 24% in the U.S. and 25% in the U.K. Declines in the U.K. were affected by the currency impact. In the U.S., classified was significantly affected by the real estate crisis and its contribution to an overall softening in the advertising environment. Classified revenue declines occurred in all three principal categories of employment (down 30%), real estate (down 34%), and automotive (down 19%).
Publishing advertising revenues in millions, as reported.
Looking to 2009, the global recession will continue to put pressure on all publishing revenue streams both in the U.S. and U.K. Ad revenues are expected to be lower in most core categories and in most markets. U.K. revenues will also be affected by fluctuations in the exchange rate. For the first 45 days of 2009, the average exchange rate was approximately 1.45, or 26% lower than the comparable period in 2008.

Newspaper circulation revenues declined $36 million or 3% over 2007. Circulation revenues for local U.S. and U.K. newspapers were lower for the year. Daily net paid circulation for publishing operations, excluding USA TODAY, declined 6%, generally consistent with industry trends. However, volume declines were also affected by price increases for certain elements of local circulation volume initiated at most U.S. newspapers in 2008, and by selective culling of distribution in certain areas.
Circulation revenues were higher at USA TODAY, reflecting in part a December 2008 increase in the single copy price of the newspaper at newsstands and vending machines from $.75 to $1.00. USA TODAY’s average daily circulation for 2008 decreased 2% to 2,255,295. USA TODAY reported an average daily paid circulation of 2,293,310 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 30, 2008, a slight increase over the comparable period in 2007.
For local newspapers, morning circulation accounts for approximately 92% of total daily volume, while evening circulation accounts for 8%.
Publishing circulation revenues in millions, as reported.
Circulation volume for the company’s local newspapers is summarized in the table below and includes data for the company’s newspapers participating in joint operating agencies. In 2008, the company reclassified some net paid circulation volume from evening to morning distribution due to changes in delivery times. All prior periods have been restated to conform to the new classifications.
Average net paid circulation volume, in thousands

	2008	Change	2007	Change	2006
Local Newspapers
Morning	4,521	(6%)	4,809	(3%)	4,980
Evening	412	(7%)	442	(4%)	461
Total daily	4,933	(6%)	5,251	(3%)	5,441
Sunday	5,539	(5%)	5,828	(4%)	6,068
Publishing revenue comparisons 2007-2006: Reported advertising revenues for 2007 decreased $338 million or 6%, reflecting the impact of the real estate and subprime mortgage crisis, the softening U.S. economy, competitive forces, as well as the absence of the additional week in 2006. Advertising revenues in Arizona, California, Florida and Nevada were the most severely affected by the slowing U.S. economy. Approximately 40% of the U.S. Community Publishing ad revenue decline was attributed to these four states. However, most U.S. publishing businesses reported lower revenues. In the U.K., in local currency, ad revenues were lower as well, but less so than in the U.S. U.K. ad revenue declines in local currency were more than offset by a higher average exchange rate for 2007.
Retail ad revenues were down $95 million or 4% in 2007. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, furniture, entertainment and financial categories. Comparisons were also adversely impacted by the additional week in 2006. Retail ad revenues declined in the U.S. but rose in the U.K. due to the currency impact.
National ad revenues were down $69 million or 8% in 2007, primarily due to lower ad sales for USA TODAY branded publications although national ad revenues for U.S. Community Publishing were lower as well.
Classified ad revenues decreased $174 million or 8%.Classified revenue declined in the U.S. but rose in the U.K. due to the currency impact. In the U.S., classified was significantly affected by the real estate crisis and its contribution to an overall softening in the advertising environment. Classified revenue declines occurred in all three principal categories of employment (down 9%), real estate (down 11%), and automotive (down 14%). Classified revenue softness was greater in the U.S. than in the U.K.
Circulation revenues in 2007 declined $27 million or 2% over 2006. Circulation revenues for local U.S. newspapers were down slightly, while revenues rose slightly at USA TODAY and in the U.K. due to the currency impact.
USA TODAY’s average daily circulation for 2007 increased 1% to 2,289,872. USA TODAY reported an average daily paid circulation of 2,293,137 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 30, 2007, an increase of 1% over the comparable period in 2006.
Publishing expense comparisons 2008-2007: Publishing operating costs increased $7.55 billion in 2008, primarily due to $7.95 billion of pre-tax non-cash impairment charges for goodwill, other intangible assets and certain property, plant and equipment. These charges are more fully discussed on page 28 of this report and in Note 3 of the Consolidated Financial Statements. Absent these charges in 2008 and the $72.0 million pre-tax non-cash impairment charges in 2007, publishing segment expense would have been down 6%.
During 2008, in efforts to align costs with revenue levels, the company undertook reductions-in-force programs at most of its publishing properties. In total, the company recorded severance and related benefit costs of approximately $103 million in 2008. Severance and related benefit costs recorded in 2007 totaled approximately $64 million. Absent the impairment charges, severance and facility consolidation costs, publishing segment expenses in 2008 declined 7% from 2007 levels.
These savings were achieved through strict cost control measures in the U.S. and the U.K. Newsprint expense was down 9%, reflecting sharply lower consumption, down 16%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices in the U.S. rose throughout most of the year and finished up 13% for the full year. Near the end of the fourth quarter, however, U.S. newsprint prices declined and the company expects further declines in 2009. Publishing segment expenses were favorably affected by a portion of the curtailment gain recognized in the second quarter upon the freeze of benefits under its principal qualified domestic defined benefit pension plan.
Publishing payroll costs were down approximately 6%, reflecting significant headcount reductions partially offset by modest wage/salary increases.

Publishing expense comparisons 2007-2006: Publishing operating costs declined $161 million or 3% in 2007, primarily due to lower newsprint consumption, strong cost controls and the absence of the additional week in 2006. These factors were partially offset by the impact of the U.K. exchange rate on expenses, and staff consolidation costs. Publishing segment costs for 2007 also included a $72.0 million non-cash impairment charge related to several publication mastheads, or titles, from businesses acquired in recent years in the U.S. and the U.K. The charge results from lower revenue expectations from these properties than were anticipated at the date they were acquired.
Absent this charge, which had no effect on operations or operating cash flow, publishing segment expense would have been down 4%. If the non-cash impairment charge is excluded from 2007 costs and adjustments are made to reflect a constant currency rate for 2007 and 2006, publishing segment expense would have declined 6%.
During 2007, the company undertook reductions-in-force programs at many of its publishing properties. These programs involved a reduction of nearly 1,700 positions. Efficiency programs also involved the consolidation of production and business facilities. In total, severance and facility consolidation costs of approximately $64 million in 2007 were recorded for the publishing segment.
Reported newsprint expense declined 12% for 2007, reflecting a 1% decrease in average prices and an 11% decrease in consumption. The company has systematically reduced web widths throughout the U.S. publishing group over the last few years and it has plans to make further reductions in 2008. Expanded use of light weight basis newsprint also occurred in 2007, and substantially more of the company’s newsprint consumption will be shifted to light weight in 2008.
Publishing payroll costs were down approximately 2% reflecting headcount reductions partially offset by modest wage/salary increases.
Outlook for 2009: The company expects operating expenses to decline in 2009, reflecting payroll savings from headcount reductions already achieved across nearly all businesses. Newsprint expense is also expected to be lower as consumption is further reduced and more light-weight paper is used. Newsprint prices will be higher in the U.K. but these effects will be more than offset by lower usage in the U.K. and declining prices in the U.S. Pricing comparisons will continue to be unfavorable in the early part of the year.
Publishing operating results 2008-2007: Publishing operating results in 2008 reflect a loss of $7.03 billion, compared with operating income of $1.39 billion in 2007. The principal factors affecting operating results comparisons were the following:
•	non-cash asset impairment charges of $7.95 billion;

•	generally lower operating results at most U.S. and U.K. properties as all ad revenue categories were adversely affected by the economic conditions, which worsened as the year progressed;

•	ad revenue losses attributed to increased level of competition from other media, particularly the Internet;

•	lower newsprint usage and expense, which more than offset higher average prices for the year;

•	higher severance and facility consolidation costs, although these will result in labor and benefit savings going forward;

•	pension curtailment credit for certain U.S. plans;

•	currency translation at a lower rate in 2008; and

•	aggressive and broad based cost control efforts throughout U.S. and U.K. operations contributed to significant year over year savings.
Publishing operating results 2007-2006: Publishing operating income decreased in 2007, to $1.39 billion from $1.59 billion in 2006. The principal factors affecting operating results were the following:
Favorable
•	generally lower newsprint usage and prices; and

•	currency translation at a higher rate in 2007.
Unfavorable
•	generally lower operating results in the U.S. amid a softening overall revenue environment and competitive forces;

•	lower employment, automotive and real estate ad revenues in the U.S. and U.K.;

•	negative impact of 2006’s extra week on 2007;

•	non-cash intangible asset impairment charge of $72.0 million; and

•	severance and facility consolidation costs, although these result in labor and benefit costs going forward.

Digital
Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of acquisition in period 11, 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder beginning in September are now fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these increased investments, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder consolidation, the company reflects a minority interest charge in its Statements of Income (Loss) related to the other partners’ ownership interest. This charge is reflected with “Other non-operating items.”
Over the last three years, reported digital revenues, expenses and operating income were as follows:
In millions of dollars

	2008	Change	2007	Change	2006
Revenues	$281	***	$70	33%	$53
Expenses	$262	***	$47	34%	$35
Operating income	$19	(18%)	$23	32%	$18
Reported digital revenues increased $211 million and reported digital costs increased $215 million from the prior year. The year-over-year increase is primarily due to the full consolidation of CareerBuilder and ShopLocal in 2008. Digital costs in 2008 also include approximately $17 million in severance and non-cash impairment charges. Operating income for the digital segment reflects solid results in 2008 for CareerBuilder, PointRoll and ShopLocal. Earnings from these businesses were partially offset by investments in other digital businesses.

Revenues in millions of dollars (pro forma)

	2008	Change	2007	Change	2006
Digital	$689	13%	$607	38%	$440
On a pro forma basis, digital revenues increased 13% in 2008 due primarily to increased revenues at CareerBuilder and PointRoll. Digital segment costs on a pro forma basis rose 15% reflecting severance and impairment charges, general expansion of the CareerBuilder business and higher intangible asset amortization.
CareerBuilder operations are predominately based in North America, however expansion efforts are underway in parts of Europe and Asia. CareerBuilder is the nation’s largest online recruitment and career advancement source for employees, recruiters and job seekers. Its North American Network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated newspapers, including the company’s newspapers, which represent upsells from print publication employment ads. For the company’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned newspapers. The pro forma gains in CareerBuilder revenues in 2008 were primarily from its own sales efforts. Upsell revenue softened from non-Gannett affiliated newspapers as U.S. print employment advertising continued to decline in 2008.
PointRoll revenue improved in 2008 although earnings were down slightly, reflecting new product development and marketing costs.
Outlook for 2009: The company expects its digital revenue and profit to continue to grow in 2009 principally through full year consolidations of CareerBuilder and ShopLocal.
Broadcasting
The company’s broadcasting operations at the end of 2008 included 23 television stations and affiliated Web sites in markets with a total of more than 20.8 million households reaching 18% of the U.S. population. The Broadcasting Division also includes Captivate Network.
Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2008, 2007 and 2006.
Over the last three years, broadcasting revenues, expenses and operating income were as follows:
In millions of dollars

	2008	Change	2007	Change	2006
Revenues	$773	(2%)	$789	(8%)	$855
Expenses	$466	(2%)	$474	—	$475
Operating income	$306	(3%)	$315	(17%)	$380
Broadcast revenues decreased $17 million or 2% for 2008. Year-over-year revenue comparisons are favorably impacted by $24 million in ad revenues associated with the 2008 Summer Olympics and $94 million in political/election-related advertising. These incremental revenues, however, were more than offset by revenue losses in several core categories, including automotive and retail. Excluding Captivate, broadcast revenues declined 2%; local revenue was 8% lower while national was 7% higher. Television online revenue increased by 13% in 2008.
Broadcasting costs declined 2% from the prior year, reflecting cost containment efforts partially offset by severance costs and non-cash impairment charges. Operating expenses excluding severance and non-cash impairment charges declined 5% from the prior year.
Broadcast results 2007-2006: Broadcast revenues decreased $66 million or 8% for 2007. The year-over-year comparison is unfavorably impacted by the near absence of $112 million in ad revenues associated with the 2006 Winter Olympics, political/election related advertising and the extra week in 2006. Revenues in 2007 also benefited from the 2006 station acquisitions. Excluding Captivate, broadcast revenues decreased 8%; local television station revenue was 3% lower and national was 19% lower. Television online revenue increased by 30% in 2007.
Broadcasting costs were even with the prior year, reflecting generally lower television station costs because of lower ad sales, offset by incremental costs associated with the 2006 station acquisitions.
Broadcasting revenues in millions, as reported.
Outlook for 2009: The company expects revenues to be lower due to the economy and to the absence of the Summer Olympics and substantially reduced political and election related advertising partially offset by significant increases in retransmission fees. During 2008, the company entered into retransmission consent agreements with virtually all of the cable companies in its television markets including four of the largest cable operators in the U.S., pursuant to which the company’s stations will be carried for period of at least three years, thus providing the company with significant and steady revenue streams of approximately $50 million of cash annually. Incremental costs associated with this revenue are minimal and therefore nearly all of these revenues will contribute directly to operating income. Costs are expected to decline significantly due to lower revenue levels and savings from consolidations and other cost control measures.
Consolidated operating expenses
Over the last three years, the company’s consolidated operating expenses were as follows:
Consolidated operating expenses, in millions of dollars

	2008	Change	2007	Change	2006
Cost of sales	$4,013	(4%)	$4,164	(5%)	$4,371
Selling, general and admin. expenses	$1,278	1%	$1,270	(2%)	$1,301
Depreciation	$231	(6%)	$246	4%	$237
Amortization of intangible assets	$31	(14%)	$36	6%	$34
Asset impairment and other charges	$7,976	***	$72	—	$—

Total	$13,529	***	$5,789	(3%)	$5,943

Cost of sales for 2008 declined $151 million or 4%. Newsprint costs were 9% lower because of sharply reduced consumption partially offset by higher average prices, which were up 9%. Severance and related benefit costs of $97 million were partially offset by a portion of the curtailment gain for the benefit freeze under U.S.

pension plans. Incremental costs from the initial consolidation in the third quarter of 2008 of CareerBuilder and ShopLocal also contributed to higher cost of goods sold. Cost of sales excluding severance from 2008 and 2007 and the incremental costs from the 2008 acquisitions of CareerBuilder and ShopLocal, would have declined 7%, reflecting very strong cost controls at virtually all locations.
Selling, general and administrative expenses rose $8 million or 1% primarily due to the incremental costs from the initial consolidation of CareerBuilder and ShopLocal and from severance. Excluding severance from 2008 and 2007 and the incremental costs from the 2008 acquisitions of CareerBuilder and ShopLocal, SG&A costs would have declined 9% for the year. This again reflects strong cost controls including lower stock-based compensation and lower corporate costs.
Depreciation expense was 6% lower in 2008, reflecting reduced capital spending, reduced depreciation from impaired assets and certain assets reaching the end of their depreciable life.
The non-cash asset impairment charges for 2008 and 2007 are more fully discussed on page 28 of this report and in Notes 3 and 4 to the Consolidated Financial Statements.
Total operating expense increased $7.74 billion principally due to the non-cash impairment charges, severance cost and the initial consolidations of CareerBuilder and ShopLocal.
Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses (excluding non-cash impairment charges, severance and related expenses):

	2008	2007	2006
Payroll and employee benefits	47.9%	48.0%	46.9%
Newsprint and other production material	16.9%	17.5%	18.3%
Operating expense comparisons 2007-2006: Cost of sales for 2007 declined $207 million or 5%. Newsprint costs were substantially lower because of reduced consumption and lower prices. Generally strong cost controls were in place at all operations and comparisons were favorably affected by the extra week in 2006. These favorable factors were partially offset by severance and facility consolidation costs and by the higher foreign currency translation rate for U.K. operations.
Selling, general and administrative expenses declined $31 million or 2% primarily due to strong cost controls, lower stock compensation expense and the absence of the impact of the additional week in 2006.
Depreciation expense was 4% higher in 2007, reflecting accelerated depreciation related to facility consolidations.
The non-cash intangible asset impairment charges of $72 million were recognized in 2007, which are more fully discussed on page 28 of this report and in Note 4 to the Consolidated Financial Statements.
Total operating expenses declined 3% or $154 million in 2007. If the non-cash impairment charges are excluded from 2007 costs and adjustments are made to reflect a constant currency rate for 2007 and 2006, operating costs would have declined 5%. This includes the negative impact of $65 million in severance and facility consolidation costs.
Outlook for 2009: The company anticipates that operating expenses, exclusive of non-cash impairment charges, will decline further in 2009, reflecting payroll savings from completed restructuring activities across nearly all businesses. In January 2009, the company announced an employee furlough program for the first quarter of 2009. Most domestic employees will be furloughed the equivalent of one week’s work during which the employees will not be paid or permitted to work.
Newsprint expense is also expected to be lower as consumption is further reduced and more light-weight paper is used. Newsprint prices are expected to decline from end of 2008 levels, although pricing comparisons in the early months of 2009 will continue to be unfavorable.
In the benefits area, pension costs are expected to be higher, reflecting the lower 2008 impact of significant negative investment returns for qualified plan assets in 2008, due to the disruption of financial markets and equity share values.
Incremental expenses from the consolidation of CareerBuilder, ShopLocal and Ripple6 for the full year of 2009 will result in increases to all operating cost categories.
The company will continue its efforts to reduce operating costs wherever possible and practical.
Non-operating income and expense
Equity earnings: This income statement category reflects results from unconsolidated minority interest investments, including the company’s equity share of operating results from its newspaper partnerships, including Tucson, which participates in a joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership and investments in certain other online/new technology businesses. The company’s net equity loss in unconsolidated investees for 2008 includes $380 million of impairment charges related to equity investments in newspaper partnerships and certain other businesses (discussed more fully on page 28 of this report and in Note 3 to the Consolidated Financial Statements). Absent these non cash impairment charges, the company’s net equity income in unconsolidated investees declined $35 million for the year, reflecting primarily lower operating results from all three newspaper partnership investments, but also continuing investment in digital assets including Metromix, Mogulus, 4INFO and Fantasy Sports Ventures.
Interest expense: Interest expense in 2008 declined $69 million or 27%, reflecting lower average outstanding debt and lower rates.
Interest expense in 2007 fell $28 million or 10%, reflecting lower average outstanding debt and lower rates.
A further discussion of the company’s borrowing and related interest costs is presented in the “Liquidity and capital resources” section of this report on page 35, and in Note 7 to the Consolidated Financial Statement.
Other non-operating items: In 2008, the company realized a gain on the sale of a parcel of land adjacent to its headquarters building in McLean, Va., several gains on the sale of certain investments and other assets and a gain on the redemption of a portion of the company’s notes due in May 2009. These gains were partially offset by foreign currency translation losses and the minority interest charge for CareerBuilder, which has been recorded in this category since the company acquired a controlling interest on Sept. 3, 2008. The level of asset sale gains was lower in 2007.

Outlook for 2009: The company expects its net interest expense to be flat for the year due to lower debt outstanding in part offset by higher interest expense on a projected term financing. The company expects equity income, absent impairment charges, to decline due to investments in new businesses including Metromix, Mogulus and COZI.
Provision (benefit) for income taxes on earnings from continuing operations
The company reported a pre-tax loss of $7.31 billion for 2008. This pre-tax loss includes impairment charges for intangible and other assets taken in the second and fourth quarters, the majority of which are not deductible for income tax purposes. Therefore, the effective tax benefit rate on these pre-tax losses, including the impairment charges, is 9% for the year. Excluding the pre-tax and tax effects of all impairment charges, the company’s effective tax rate on such earnings would have been 28.7% for the year.
This 2008 rate of 28.7% benefitted from several factors, including favorable U.S. state and U.K. tax settlements, the release of certain state tax reserves upon the expiration of statutes of limitation, a lower U.K. statutory rate and the provisions of the American Jobs Creation Act, which permit a U.S. federal deduction for certain domestic production activities.
The 2007 and 2006 effective tax rates of 32.7% and 32.4%, respectively, reflect the favorable settlement of tax audits during those years and the provisions of the American Jobs Creation Act. Higher state income taxes contributed to the increase in the effective rate for 2007.
Further information concerning income tax matters is contained in Note 10 of the Consolidated Financial Statements.
Income (loss) from continuing operations
For 2008, the company’s loss from continuing operations was $6.65 billion. The loss reflects the non-cash after-tax impairment charges of $7.39 billion or $32.28 per diluted share.
Absent the impairment charges from 2008 and 2007, income from continuing operations declined 27% .
In thousands, except per share amounts

	2008	Change	2007	Change	2006
Income (loss) from continuing operations (1)
Per basic share (1)	$(29.11)	***	$4.18	(13%)	$4.81
Per diluted share (1)	$(29.11)	***	$4.17	(13%)	$4.81
Average basic shares outstanding	228,345	(2%)	233,148	(1%)	236,337
Average diluted shares outstanding	228,345	(2%)	233,740	(1%)	236,756

(1)	Results for 2008 include pre-tax non-cash asset impairment charges of $8.35 billion ($7.39 billion after-tax or $32.28 per share). Results for 2007 include pre-tax non-cash intangible asset impairment charges of $72.0 million ($50.8 million after-tax or $.22 per share). The asset impairment charges did not affect the company’s operations or cash flow. Refer to page 28 of this report for further discussion and to Notes 3 and 4 of the Consolidated Financial Statements.
In 2007, the company reported income from continuing operations of $975.6 million or $4.17 per diluted share. Income from continuing operations was down 14% while income per share, basic and diluted, declined 13%, reflecting share repurchase activity.
Discontinued operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (Conn.) Bulletin, the Rockford (Ill.) Register Star, the Observer-Dispatch in Utica, N.Y., and The Herald-Dispatch in Huntington, W.Va., sold in May 2007. The Chronicle-Tribune in Marion, Ind., was contributed to the Gannett Foundation in May 2007 and is also included in discontinued operations. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income (Loss) titled “Income from the operation of discontinued operations, net of tax” for each period presented.
Earnings from discontinued operations, excluding the gain, per diluted share were $.03 in 2007 and $.10 in 2006. In 2007 the company also reported earnings per diluted share of $.32 for the gain on the disposition of these properties.
Discontinued Operations
In thousands, except per share amounts

	2007	Change	2006
Income (loss) from operation of discontinued operations, net of tax	$6,221	(73%)	$22,896
Per share — diluted	$.03	(70%)	$.10
Gain on disposal of newspaper businesses, net of tax	$73,814	—	—
Per share — diluted	$.32	—	—
Net income (loss) and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.
In millions of dollars, except per share amounts

	2008	Change	2007	Change	2006
Net income (loss)	$(6,648)	***	$1,056	(9%)	$1,161
Per basic share	$(29.11)	***	$4.53	(8%)	$4.91
Per diluted share	$(29.11)	***	$4.52	(8%)	$4.90
FINANCIAL POSITION
Liquidity and capital resources
The company’s cash flow from operating activities was $1.02 billion in 2008, down from $1.35 billion in 2007, primarily reflecting lower operating earnings for the publishing segment. Cash flow for 2007 was favorably affected by refunds of tax and interest received of $178 million (see Note 10 of the Consolidated Financial Statements for more detail).
Cash used for investing activities totaled $272.8 million. This reflects capital spending of $165 million, $168.6 million for acquisitions, and $46.8 million for equity investments, including Metromix. Proceeds from the sale of certain assets totaled $78.5 million.
Cash used by the company for financing activities totaled $716.9 million in 2008. This reflects repurchase of approximately 2.3 million shares of the company’s stock for $72.8 million, the payment of dividends totaling $366.7 million and payments of unsecured promissory notes and other indebtedness totaling $2.46 billion. These financing cash flows were partially offset by proceeds of $280 million under a term loan agreement with certain lenders and $1.9 billion under revolving credit agreements.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:
Working capital measurements

	2008	2007	2006
Current ratio	1.1-to-1	1.4-to-1	1.4-to-1
Accounts receivable turnover	7.5	7.5	7.8
Newsprint inventory turnover	5.8	6.8	6.4
The company’s operations have historically generated strong positive cash flow which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions. During September 2008, liquidity in the commercial paper market was highly constrained and the company elected to borrow under its revolving credit agreements to repay commercial paper outstanding as it matured. As of Dec. 28, 2008, the company had $1.9 billion of borrowings under its revolving credit facilities which had been used to repay all outstanding commercial paper. The company’s current credit rating effectively precludes it from issuing commercial paper. The company anticipates reducing the level of borrowings under its revolving credit facilities over time with cash flow from operations and will look to strategically refinance amounts borrowed with the issuance of longer-term debt.
Long-term debt
The long-term debt of the company is summarized below.
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Unsecured floating notes due May 2009	$632,205	$750,000
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	498,464	497,832
Unsecured floating rate term loan due July 2011	280,000	—
Borrowings under revolving credit agreements expiring March 2012	1,907,000	—
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	499,269	499,046
Unsecured promissory notes	—	835,010
Unsecured notes bearing fixed rate interest at 4.125% repaid June 2008	—	499,721
Unsecured senior convertible notes repaid July 2008	—	1,000,000
Industrial revenue bonds and other indebtedness	4	16,729

Total long-term debt	$3,816,942	$4,098,338

As of Dec. 28, 2008, there were no unsecured promissary notes outstanding. The unsecured promissory notes at Dec. 30, 2007, were due from Jan. 2, 2008, to Feb. 8, 2008, with rates varying from 5.28% to 5.60%.
The maximum amount of such promissory notes outstanding at the end of any period during 2008 and 2007 was $2.0 billion and $2.7 billion, respectively. The daily average outstanding balance of promissory notes was $883 million during 2008 and $1.7 billion during 2007. The weighted average interest rate on such notes was 3.5% for 2008 and 5.4% for 2007.
As of Dec. 28, 2008, the company had approximately $1.9 billion of borrowings under its revolving credit facilities, which were used to repay all outstanding commercial paper. The maximum amount outstanding at the end of any period during 2008 was $1.9 billion. The daily average outstanding balance of the revolving credit facilities was $486 million during 2008. The weighted average interest rate was 4.4% for 2008.
Total average debt outstanding in 2008 and 2007 was $4.0 billion and $4.6 billion, respectively. The weighted average interest rate on all debt was 4.6% for 2008 and 5.4% for 2007.
The unsecured fixed rate notes bearing interest at 6.375% were issued in March 2002 and mature in 2012.
On June 16, 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% that were due using borrowings in the commercial paper market. These notes were issued in June 2005 in an underwritten public offering.
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
The industrial revenue bonds were repaid in full in 2008. Prior to repayment, the bonds bore interest at a floating rate based on a municipal bond index.
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In the response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of $4 million which is classified in “Other non-operating items” in the Statement of Income (Loss). This gain is net of $1.7 million in projected losses reclassified from accumulated other comprehensive income (loss) related to the interest swap agreements.

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and changes in fair value are recorded through accumulated other comprehensive income with a corresponding adjustment to other long-term liabilities. As a result of the transactions discussed above, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $118 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes are being recorded through earnings.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty.
On Oct. 31, 2008, the company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the company maintain shareholder’s equity in excess of $3.5 billion was replaced with a new covenant that requires that the company maintain a senior leverage ratio of less than 3.5x. The new covenant also requires the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 28, 2008, the senior leverage ratio was 2.56x. The company believes its senior leverage ratio will remain below 3.5 during 2009.
In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the company raises in the capital markets prior to Dec. 31, 2009. Irrespective of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on Dec. 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.20%.
Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Under the amended revolving credit agreements, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the company will pay an applicable margin of 1.75% under the revolving credit agreements and 1.75% under the term loan agreement.
Also, in connection with the amendments, the company agreed to provide future guarantees from its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fall below investment grade. If the guarantees are triggered, the existing notes and other unsecured debt of the company will become structurally subordinated to the revolving credit agreements and the term loan. The company believes the amended facilities provide it with ample liquidity to operate its business and pursue its strategic objectives.
The company’s short-term and long-term debt is rated by S&P and Moody’s. On Nov. 11, 2008, S&P, reduced the company’s long-term rating to BBB- and on Jan. 30, 2009, placed the company’s long-term and short-term ratings on credit watch with negative implications. On Feb. 2, 2009, Moody’s reduced the company’s long term and short-term ratings to Baa3 and P-3, respectively and placed the ratings under review for further downgrades. If S&P or Moody’s further downgrades the company’s credit ratings, then the revolving credit agreement guarantees discussed above will be triggered.
The company has an effective universal shelf registration statement filed with the Securities and Exchange Commission in July 2006 under which an unspecified amount of securities may be issued, subject to a $7 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.
The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured floating rate notes due in 2009. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2011 and 2012.

In thousands of dollars
2009	$—
2010	—
2011	778,464
2012	3,038,478
2013	—
Later years	—

Total	$3,816,942

The fair value of the company’s total long-term debt, determined based on estimated market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $3.0 billion at Dec. 28, 2008.
The company has a capital expenditure program (not including business acquisitions) of approximately $148 million planned for 2009, including approximately $4 million for land and buildings or renovation of existing facilities, $128 million for machinery and equipment, and $16 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2009 capital program will be funded from cash flow from operations.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments.

Contractual obligations	Payments due by period
In millions of dollars	Total	2009	2010-11	2012-13	Thereafter
Long-term debt (1)	$4,368	$179	$1,118	$3,071	$—
Operating leases (2)	340	60	96	64	120
Purchase obligations (3)	605	320	179	96	10
Programming contracts (4)	107	14	77	15	1
Other long-term liabilities (5)	423	41	83	85	214

Total	$5,843	$614	$1,553	$3,331	$345

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume term debt is outstanding for the life of the back-up revolving credit agreements.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)	Includes purchase obligations related to printing contracts, newsprint contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 28, 2008, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)	Programming contracts include television station commitments reflected in the consolidated balance sheet and commitments to purchase programming to be produced in future years.

(5)	Other long-term liabilities primarily consist of amounts expected to be paid under postretirement benefit plans.
Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 28, 2008, the company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $182 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for further discussion of income taxes.
The company’s principal defined benefit plan, the Gannett Retirement Plan, was underfunded by $587 million at Dec. 28, 2008. Under current U.S. pension laws and regulations, the company is not required to make contributions to the Gannett Retirement Plan in 2009, however it may elect to do so. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2009.
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
Capital stock
In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion, and as of Dec. 28, 2008, approximately $808.9 million may yet be expended under the program. Under the program, the company purchased $72.8 million (2.3 million shares), $215.2 million (4.6 million shares) and $215.4 million (3.9 million shares) in 2008, 2007 and 2006, respectively. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate circumstances. Purchases may occur from time to time and no maximum purchase price has been set. The company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2008. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. For more information on the share repurchase program, refer to Item 5 of Part II of this Form 10-K.
An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding contributions in cash. Through 2008, the ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of participants. Beginning in 2009, the company intends to fund the 401(k) Savings Plan match through the issuance of treasury shares.
The company’s common stock outstanding at Dec. 28, 2008, totaled 228,123,393 shares, compared with 230,202,557 shares at Dec. 30, 2007.
Dividends
Dividends declared on common stock amounted to $365 million in 2008, compared with $331 million in 2007.
Dividends declared per share.

Cash dividends		Payment date	Per share
2008	4th Quarter	Jan. 2, 2009	$.40
	3rd Quarter	Oct. 1, 2008	$.40
	2nd Quarter	July 1, 2008	$.40
	1st Quarter	April 1, 2008	$.40

2007	4th Quarter	Jan. 2, 2008	$.40
	3rd Quarter	Oct. 1, 2007	$.40
	2nd Quarter	July 2, 2007	$.31
	1st Quarter	April 2, 2007	$.31
On Feb. 25, 2009, the Board of Directors declared a dividend of four cents per share, payable on April 1, 2009, to shareholders of record as of the close of business March 6, 2009. This is a reduction from the first quarter dividend rate of 40 cents per share, which further strengthens the company’s balance sheet and allows the company greater financial flexibility through the reallocation of more than $325 million of free cash flow annually toward debt repayment.
The Board’s action is in response to the full-fledged recessions in the U.S. and U.K. and the continuing difficulties in the credit markets.
Accumulated other comprehensive income (loss)
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $355 million at the end of 2008 and $777 million at the end of 2007. The decrease reflects a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 28, 2008, were translated from Sterling to U.S. dollars at an exchange rate of 1.46 versus 2.00 at the end of 2007. Newsquest’s financial results were translated at an average rate of 1.86 for 2008, 2.00 for 2007 and 1.84 for 2006.
The company adopted SFAS No. 158 at Dec. 31, 2006, which changed the accounting for pension and other postretirement benefits as discussed in Note 1 to the financial statements. Under this standard the company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 28, 2008, accumulated other comprehensive income includes an $819 million pre-tax charge for the aggregate excess of retirement plan liabilities over plan assets.
In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. This arrangement effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and changes in fair value were recorded through accumulated other comprehensive income (loss) with a corresponding adjustment to other long-term liabilities. As a result of partially redeeming the floating rate notes, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $118 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes are being recorded through earnings.
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
The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $355 million at Dec. 28 2008. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 28, 2008, exchange rate of 1.46. Refer to Item 7A below for additional detail.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continuance of the economic recessionary conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (l) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, or other intangible asset or property, plant and equipment impairment charges; (n) credit rating downgrades, which could affect the availability and cost of future financing; and (o) general economic, political and business conditions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the non-cash impairment charges, for 2008 would have increased or decreased less than 1%.
Because the company has $2.8 billion in floating interest rate obligations outstanding at Dec. 28, 2008, the company is subject to significant changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $14.1 million.
Refer to Note 7 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets at Dec. 28, 2008, and Dec. 30, 2007	42

Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended Dec. 28, 2008	44

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended Dec. 28, 2008	45

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended Dec. 28, 2008	46

Notes to Consolidated Financial Statements	47

SUPPLEMENTARY DATA

Quarterly Statements of Income (Unaudited)	70

FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 28, 2008 Schedule II — Valuation and Qualifying Accounts and Reserves*	72

OTHER INFORMATION

Selected Financial Data	68

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income (loss), cash flows, and shareholders’ equity for each of the three fiscal years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, included in Item 9A, expressed an unqualified opinion thereon.
McLean, Virginia
February 24, 2009

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS
In thousands of dollars

Assets	Dec. 28, 2008	Dec. 30, 2007
Current assets
Cash and cash equivalents	$98,949	$77,249
Trade receivables, less allowance for doubtful receivables of $59,008 and $36,772, respectively	846,590	956,523
Other receivables	58,399	92,660
Inventories	121,484	97,086
Deferred income taxes	29,386	28,470
Prepaid expenses and other current assets	91,136	91,267

Total current assets	1,245,944	1,343,255

Property, plant and equipment
Land	218,260	224,609
Buildings and improvements	1,454,303	1,545,781
Machinery, equipment and fixtures	2,891,966	3,087,618
Construction in progress	42,834	63,869

Total	4,607,363	4,921,877
Less accumulated depreciation	(2,385,869)	(2,306,207)

Net property, plant and equipment	2,221,494	2,615,670

Intangible and other assets
Goodwill	2,872,888	10,034,943
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $135,468 and $123,680, respectively	582,691	735,461
Deferred income taxes	460,567	—
Investments and other assets	413,230	1,158,398

Total intangible and other assets	4,329,376	11,928,802

Total assets	$7,796,814	$15,887,727

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS
In thousands of dollars

Liabilities and shareholders’ equity	Dec. 28, 2008	Dec. 30, 2007
Current liabilities
Accounts payable
Trade	$287,690	$219,450
Other	36,883	37,943
Accrued liabilities
Compensation	191,019	144,318
Interest	27,432	24,972
Other	246,271	237,955
Dividend payable	91,465	93,050
Income taxes	—	24,301
Deferred income	272,381	180,174

Total current liabilities	1,153,141	962,163

Deferred income taxes	—	696,112
Income taxes	227,067	319,778
Long-term debt	3,816,942	4,098,338
Postretirement medical and life insurance liabilities	217,143	216,988
Pension liability	882,511	244,780
Other long-term liabilities	234,384	312,130

Total liabilities	6,531,188	6,850,289

Minority interests in consolidated subsidiaries	209,744	20,279

Commitments and contingent liabilities (see Note 12)

Shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	743,199	721,205
Retained earnings	6,006,753	13,019,143
Accumulated other comprehensive income (loss)	(469,252)	430,891

	6,605,119	14,495,658

Less Treasury stock, 96,295,239 shares and 94,216,075 shares, respectively, at cost	(5,549,237)	(5,478,499)

Total shareholders’ equity	1,055,882	9,017,159

Total liabilities, minority interests and shareholders’ equity	$7,796,814	$15,887,727

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In thousands of dollars, except per share amounts

Fiscal year ended	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Net operating revenues
Publishing advertising	$4,145,592	$4,937,159	$5,275,650
Publishing circulation	1,216,637	1,252,356	1,279,530
Digital	281,378	70,347	52,773
Broadcasting	772,533	789,297	854,821
All other	351,510	390,301	384,839

Total	6,767,650	7,439,460	7,847,613

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	4,012,727	4,164,083	4,370,550
Selling, general and administrative expenses, exclusive of depreciation	1,277,962	1,270,090	1,301,170
Depreciation	230,987	246,275	237,309
Amortization of intangible assets	31,211	36,086	33,989
Asset impairment and other charges (see Notes 3 and 4)	7,976,418	72,030	—

Total	13,529,305	5,788,564	5,943,018

Operating income (loss)	(6,761,655)	1,650,896	1,904,595

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net (see Note 3)	(374,925)	40,693	38,044
Interest expense	(190,845)	(259,825)	(288,040)
Other non-operating items	21,460	17,113	27,487

Total	(544,310)	(202,019)	(222,509)

Income (loss) before income taxes	(7,305,965)	1,448,877	1,682,086
Provision (benefit) for income taxes	(658,400)	473,300	544,200

Income (loss) from continuing operations	(6,647,565)	975,577	1,137,886

Income from the operation of discontinued operations, net of tax	—	6,221	22,896
Gain on disposal of newspaper businesses, net of tax	—	73,814	—

Net income (loss)	$(6,647,565)	$1,055,612	$1,160,782

Earnings (loss) from continuing operations per share — basic	$(29.11)	$4.18	$4.81

Earnings from discontinued operations
Discontinued operations per share — basic	—	.03	.10
Gain on disposal of newspaper businesses per share — basic	—	.32	—

Net income (loss) per share — basic	$(29.11)	$4.53	$4.91

Earnings (loss) from continuing operations per share — diluted	$(29.11)	$4.17	$4.81

Earnings from discontinued operations
Discontinued operations per share — diluted	—	.03	.10
Gain on disposal of newspaper businesses per share — diluted	—	.32	—

Net income (loss) per share — diluted	$(29.11)	$4.52	$4.90

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands of dollars

Fiscal year ended	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Cash flows from operating activities
Net income (loss)	$(6,647,565)	$1,055,612	$1,160,782
Adjustments to reconcile net income (loss) to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	(73,814)	—
Taxes paid on gain on sale of discontinued operations	—	(134,932)	—
Depreciation	230,987	249,039	242,781
Amortization of intangibles	31,211	36,086	33,989
Asset impairment and other charges (see Notes 3 and 4)	7,976,418	72,030	—
Minority interest	6,885	1,535	2,148
Stock-based compensation	22,646	29,082	47,040
(Benefit) provision for deferred income taxes	(816,219)	15,488	32,010
Pension (benefit) expense, net of pension contributions	(61,258)	20,064	92,016
Equity (income) loss in unconsolidated investees, net (see Note 3)	374,925	(40,693)	(38,044)
Other, net, including gains on asset sales	(54,996)	(37,760)	(42,689)
Decrease (increase) in trade receivables	132,143	56,237	(1,341)
Decrease in other receivables	16,285	200,780	19,613
Decrease (increase) in inventories	(26,856)	21,943	(2,145)
(Decrease) increase in accounts payable	50,256	(35,970)	(34,165)
Decrease in interest and taxes payable	(151,469)	(46,070)	(17,759)
Change in other assets and liabilities, net	(66,207)	(43,548)	(14,371)

Net cash flow from operating activities	1,017,186	1,345,109	1,479,865

Cash flows from investing activities
Purchase of property, plant and equipment	(165,000)	(171,405)	(200,780)
Payments for acquisitions, net of cash acquired	(168,570)	(30,581)	(402,684)
Payments for investments	(46,779)	(39,963)	(338,341)
Proceeds from investments	29,049	43,381	53,751
Proceeds from sale of certain assets, including discontinued operations	78,541	464,157	42,927
Proceeds from investments in marketable securities	—	—	93,822

Net cash (used for) provided by investing activities	(272,759)	265,589	(751,305)

Cash flows from financing activities
Proceeds from borrowings under revolving credit facilities	1,907,000	—	—
Proceeds from issuance of long-term debt, net of debt issuance fees	280,000	1,000,000	1,246,820
Payments of unsecured promissory notes	(833,876)	(1,364,523)	(1,481,828)
Payments of unsecured fixed rate notes and other indebtedness	(1,628,458)	(748,099)	—
Dividends paid	(366,748)	(311,237)	(280,008)
Cost of common shares repurchased	(72,764)	(215,210)	(215,426)
Proceeds from issuance of common stock upon exercise of stock options	—	12,472	27,353
Distributions to minority interest in consolidated partnerships	(2,041)	(3,014)	(3,013)

Net cash used for financing activities	(716,887)	(1,629,611)	(706,102)

Effect of currency exchange rate change	(5,840)	1,906	2,995

Increase (decrease) in cash and cash equivalents	21,700	(17,007)	25,453
Balance of cash and cash equivalents at beginning of year	77,249	94,256	68,803

Balance of cash and cash equivalents at end of year	$98,949	$77,249	$94,256

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
In thousands of dollars

Fiscal years ended	Common			Accumulated
December 31, 2006,	stock	Additional		other
December 30, 2007,	$1 par	paid-in	Retained	comprehensive	Treasury
and December 28, 2008	value	capital	earnings	income (loss)	stock	Total
Balance: Dec. 25, 2005	$324,419	$619,569	$11,459,496	$249,150	$(5,082,072)	$7,570,562
Net income, 2006			1,160,782			1,160,782
Foreign currency translation adjustment				413,878		413,878
Minimum pension liability adjustment, net of tax provision of $12,036				19,638		19,638

Total comprehensive income						1,594,298

Adoption of SFAS No. 158 for pension and postretirement benefits, net of tax benefit of $220,108				(376,368)		(376,368)
Dividends declared, 2006: $1.20 per share			(283,237)			(283,237)
Treasury stock acquired					(215,426)	(215,426)
Stock options exercised		14,303			13,050	27,353
Stock option compensation		39,230				39,230
Restricted stock compensation		7,810				7,810
Tax benefit derived from stock awards settled		3,325				3,325
Other treasury stock activity		1,663			13,053	14,716

Balance: Dec. 31, 2006	$324,419	$685,900	$12,337,041	$306,298	$(5,271,395)	$8,382,263

Net income, 2007			1,055,612			1,055,612
Foreign currency translation adjustment				78,230		78,230
Interest rate swap				(8,523)		(8,523)
Pension and other postretirement benefit liability adjustment, net of tax provision of $39,094				54,886		54,886

Total comprehensive income						1,180,205

Dividends declared, 2007: $1.42 per share			(331,010)			(331,010)
Adjustment to initially apply FIN No. 48.			(42,500)			(42,500)
Treasury stock acquired					(215,210)	(215,210)
Stock options exercised		7,493			4,557	12,050
Stock option compensation		21,178				21,178
Restricted stock compensation		7,904				7,904
Tax benefit derived from stock awards settled		422				422
Other treasury stock activity		(1,692)			3,549	1,857

Balance: Dec. 30, 2007	$324,419	$721,205	$13,019,143	$430,891	$(5,478,499)	$9,017,159

Net loss, 2008			(6,647,565)			(6,647,565)
Foreign currency translation adjustment				(421,845)		(421,845)
Interest rate swap				3,445		3,445
Pension and other postretirement benefit liability adjustment, net of tax benefit of $315,832				(481,743)		(481,743)

Total comprehensive loss						(7,547,708)

Dividends declared, 2008: $1.60 per share			(364,825)			(364,825)
Treasury stock acquired					(72,764)	(72,764)
Stock option compensation		13,097				13,097
Restricted stock compensation		9,549				9,549
Other treasury stock activity		(652)			2,026	1,374

Balance: Dec. 28, 2008	$324,419	$743,199	$6,006,753	$(469,252)	$(5,549,237)	$1,055,882

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Summary of significant accounting policies
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2008 fiscal year ended on Dec. 28, 2008, and encompassed a 52-week period. The company’s 2007 and 2006 fiscal years encompassed 52-week and 53-week periods, respectively.
Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in “Equity income (loss) in unconsolidated investees, net” in the Consolidated Statements of Income (Loss).
Segment presentation: In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star, Planet Discover and Ripple6. Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
The digital segment and the digital revenues line do not include online/digital revenues generated by Web sites that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing advertising revenues and broadcasting revenues in the Statements of Income.
Operating agencies: Two of the company’s newspaper subsidiaries are participants in joint operating agencies. Each joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The company’s operating results from the Tucson joint operating agency are accounted for under the equity method and reported as “Equity income (loss) in unconsolidated investees, net.” On Jan. 16, 2009, the company announced it was offering to sell certain assets of its newspaper in Tucson, the Tucson Citizen, which participates in the joint operating agency. If a sale is not completed by March 21, 2009, the company will close the newspaper. The company will retain its 50% partnership interest in the joint operating agency providing services to the remaining non-Gannett newspaper operation in Tucson.
The company’s operating results from the Detroit joint operating agency are fully consolidated in its financial statements along with a minority interest charge for its minority partner’s interest. This minority interest charge and the minority interest charge related to CareerBuilder are reflected in “Other non-operating items” in the Consolidated Statements of Income (Loss).
Prior to 2008, the company participated in a joint operating agency in Cincinnati. Operating results for the Cincinnati joint operating agency were fully consolidated along with a charge for the minority partners’ share of profits. Beginning in 2008, the company’s newspaper, The Cincinnati Enquirer, became the sole daily newspaper in the market, and the joint operating agency was terminated.
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
Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets and property, plant and equipment. These assessments are based on factors such as estimated future cash flows and current fair value estimates of businesses. The company utilized the services of an outside valuation appraisal firm to assist in the 2008 assessment of recoverability.
The company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries.
The company periodically evaluates its investments in unconsolidated entities for impairment. When the company determines that an impairment is other-than-temporary, an impairment is recognized equal to the excess of the investment’s carrying amount over its estimated fair value. In making such a determination, the company considers recent financial results and forward looking projections. The company also considers various qualitative factors. These factors include the intent and ability of the company to retain its investment in the entity and the financial condition and long-term prospects of the entity. If the company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.
The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The company must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, if tax planning strategies are not available, or if the company projects lower levels of future taxable income.

A more complete discussion of all of the company’s significant accounting policies follows.
Cash and cash equivalents: Cash and cash equivalents consist of cash and investments with maturities of three months or less.
Trade receivables and allowances for doubtful accounts:Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and significant individual account credit risks.
Inventories: Inventories, consisting principally of newsprint, printing ink, plate material and production film for the company’s publishing operations, are valued primarily at the lower of cost (first-in, first-out) or market. At certain U.S. publishing operations however, newsprint inventory is carried on a last-in, first-out basis.
Valuation of long-lived assets: In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” the company evaluates the carrying value of long-lived assets (mostly property, plant and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.
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
As discussed in Note 3, the company performed impairment tests on certain of its property, plant and equipment during the second and fourth quarters of 2008.
Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. The company follows the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company’s annual measurement date is the end of its fiscal year. The company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. In determining the reporting units, the company considers the way it manages its businesses and the nature of those businesses. The company has established its reporting units for newspapers at or one level below the segment level. These reporting units therefore consist principally of U.S. Community Publishing businesses, the USA TODAY group, individual standalone publishing businesses and the U.K. newspaper group. For Digital, the reporting units are the stand-alone digital businesses. For Broadcasting, goodwill is accounted for at the segment level.
The company performs an impairment test annually, or more often if circumstances dictate, of its indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives and are evaluated for impairment in accordance with SFAS No. 144 as described above.
As described more fully in Note 3, the company recognized pre-tax intangible asset impairment charges of $7.69 billion.
Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 28, 2008, and Dec. 30, 2007, such investments aggregated approximately $16 million and $17 million, respectively.
Investments where the company does have significant influence are recorded under the equity method of accounting. See Note 6 for further discussion of these investments.
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
Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, ads placed on its Web sites, amounts charged to customers for commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors, reduced by the amount of discounts taken. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on Web sites or broadcast. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Broadcasting retransmission fees are recognized over the contract period based on a negotiated fee per subscriber.

Retirement plans: Pension and other postretirement benefits costs under the company’s retirement plans are actuarially determined. The company recognizes the cost of postretirement benefits including pension, medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.
Stock-based employee compensation: Effective Dec. 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement beginning in 2006 include (a) compensation expense for all unvested stock-based awards that were granted through Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company’s stock option awards generally have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years). See Note 11 for further discussion.
The company also grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period.
Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences. The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on Jan. 1, 2007. See Note 10 for further discussion.
Per share amounts: The company reports earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from restricted stock units. Loss amounts per share consider only basic shares outstanding due to the antidilutive effect of adding shares for stock option exercises and restricted stock units.
Foreign currency translation: The income statements of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in comprehensive income (loss) and are classified as accumulated other comprehensive income (loss) in shareholders’ equity.
New accounting pronouncements: In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force 08-6, “Equity Method Investment Accounting Considerations,” (EITF 08-6). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be recognized using a cost accumulation model consistent with SFAS No. 141(R). EITF 08-6 also clarifies that the equity method investment as a whole should be assessed for other-than-temporary impairment in accordance with APB Opinion 18. In addition, EITF 08-6 concludes that an equity method investor shall recognize gains and losses in earnings for the issuance of shares by the equity method investee, provided that the issuance of shares qualifies as a sale of shares, and not a financing. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after Dec. 15, 2008, and interim periods within those fiscal years. The company is currently assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.
In October 2008, the FASB issued FASB Staff Position FAS 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statement have not been issued. The company adopted FSP FAS 157-3 for the period ended Sept. 28, 2008. The adoption did not have a significant impact on the company’s Consolidated Financial Statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonfor-feitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material effect on the company’s Consolidated Financial Statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 will not have an effect on the company’s Consolidated Financial Statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged. The company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are effective for the beginning of fiscal year 2009. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interest, which will be recharacterized as noncontrolling interests and classified as a component of equity. At Dec. 28, 2008, the minority interest balance is $210 million, principally related to the portion of CareerBuilder owned by other companies.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after Nov. 15, 2007. The company adopted SFAS No. 157 at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Refer to Note 13 for information regarding the company’s fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The company is currently assessing the impact of adopting the deferred portion of the pronouncement.
NOTE 2
Acquisitions, investments, dispositions and exchanges
2008: On Dec. 31 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates an action sports digital network covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a network of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free Web service that helps families manage busy schedules, track shopping and to-do lists, organize household chores, stay in communication and share memories — all in one place.
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
On June 30, 2008, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company now owns 100% of ShopLocal and began consolidating its results in the digital segment at the beginning of the third quarter of 2008. ShopLocal collaborates with PointRoll to create ads that dynamically connect retail advertisers and consumers, online and in the store.
On Sept. 3, 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Other non-operating items” in the Statements of Income (Loss).
On Nov. 13, 2008, the company acquired Ripple6, Inc., a leading provider of social media services for publishers and other users. Ripple6 currently powers Gannett’s MomsLikeMe.com site, which recently rolled out in 80 local markets across the country and has more than one million moms visiting each month.
The total cash paid in 2008 for business acquisitions and investments was $168.6 million and $46.8 million, respectively.
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
Amounts applicable to these discontinued operations are as follows:
In millions of dollars

	2007	2006
Revenues	$41	$128
Pre-tax income	$10	$37
Net income	$6	$23
In January 2007, the company acquired Central Florida Future, the independent student newspaper of the University of Central Florida.
In June 2007, the company acquired the Central Ohio Advertiser Network, a network of eight weekly shoppers with the Advertiser brand and a commercial print operation in Ohio.
In October 2007, the company acquired a controlling interest in Schedule Star LLC, which operates HighSchoolSports.net, a digital content site serving the high school sports audience and the Schedule Star solution for local athletic directors.

At the end of October 2007, the company, in partnership with Tribune Company, announced a digital joint venture to expand a national network of local entertainment Web sites under the Metromix brand. The newly formed company, Metromix LLC, focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand. Metromix is owned equally by the two parent companies.
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
In June 2006, the company completed the acquisition of KTVD-TV in Denver and in August the acquisition of WATL-TV in Atlanta, which created the company’s second and third broadcast station duopolies.
In August 2006, the company made additional investments in CareerBuilder, ShopLocal.com and Topix totaling $155 million, which increased the ownership stake in each of those businesses.
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
NOTE 3
Asset impairment and other charges
Very difficult business conditions, the ensuing economic crisis, recessionary conditions in the U.S. and U.K. and a decline in the company’s stock price required the company to perform impairment tests on goodwill, intangible assets, and other long-lived assets as of March 31, 2008, the first day of its fiscal second quarter, as well as on Dec. 28, 2008, in connection with the required annual impairment test of goodwill and indefinite-lived intangibles. As a result, the company has recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets including mastheads, and certain property, plant and equipment assets. The carrying value of certain of the company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down due to other than temporary impairments. The company also recorded accelerated depreciation expense associated with certain facility consolidation and cost reduction initiatives.
A summary of these charges is presented below:
In millions except per share amounts

	Pre-Tax	After-Tax	Per Share
	Amount(a)	Amount(a)	Amount(a)
Asset impairment and other charges
Goodwill:
Publishing	$7,448	$6,812	$29.83
Digital	10	6	0.03

Total goodwill	7,458	6,818	29.86

Other intangible assets- principally mastheads:
Publishing	232	150	0.66
Digital	2	1	—

Total other intangible assets	233	151	0.66

Property, plant and equipment:
Publishing	255	159	0.70
Broadcasting	2	1	—
Corporate	1	1	—

Total property, plant and equipment	258	161	0.70

Other:
Publishing	17	11	0.05
Digital	3	2	0.01
Broadcasting	7	4	0.02

Total other	27	17	0.08

Total asset impairment and other charges	$7,976	$7,147	$31.30

Newspaper publishing partnerships and other equity method investments:
Publishing	377	248	1.09

Total charges	$8,354	$7,395	$32.38

(a)	Total amounts may not sum due to rounding.
The goodwill impairment charges result from the application of the impairment testing provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Impairment testing is customarily performed annually, and had been performed at the end of 2007, at which time no goodwill impairment charge was indicated. Because of softening business conditions within the company’s publishing segment and the decline in the company’s stock price and market capitalization, this testing was updated as of the beginning of the second quarter of 2008 and as required the testing was performed again as of Dec. 28, 2008. For certain publishing and digital reporting units, an impairment was indicated. The fair values of the reporting units were determined using discounted cash flow and multiple of earnings techniques. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities for these reporting units.
The implied value of goodwill determined by the valuation for these reporting units was less than the carrying amount by $7.46 billion, and therefore an impairment charge in this amount was taken. There was minimal tax benefit recognized related to the impairment charges since much of the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore the after-tax effect of the goodwill impairment was $6.82 billion or $29.86 per share.

The goodwill impairment charge recorded in the second quarter, in the amount of $2.14 billion, was related to Newsquest, the company’s U.K. publishing operations that had been acquired relatively recently in several transactions from 1999-2005. Following the second quarter impairment testing, Newsquest’s fourth quarter operating results and projections indicated a significant decline from the amounts estimated in the second quarter and as a result a further goodwill impairment charge of approximately $507 million was recorded.
In the fourth quarter, the company also recognized an impairment charge for its U.S. Community Publishing reporting unit of approximately $4.4 billion. This reporting unit is comprised of 82 individual publishing operations which have been acquired at various times over the past several decades. Consequently, many of the properties were acquired at a relatively low cost compared to prices paid in the market for newspapers in the last decade. Since these publishing operations are aggregated into a single reporting unit, the overall carrying value is lower than it would otherwise have been had the portfolio of businesses been acquired in recent years.
Additionally, when the majority of the operations within U.S. Community Publishing were acquired, the accounting policies for purchase price allocation were different than they are currently. Until 2002, as permitted under then generally accepted accounting principles, a portion of the company’s purchase price allocation was assigned to property, plant and equipment with all of the residual going to goodwill. Beginning in 2002, purchase price allocation was required to also cover other intangible assets, such as mastheads and customer relationships. One result of the existence of the two accounting policies for purchase price allocation is that in the second step of the impairment process, when the new rules are applied, it often results in a low level of implied goodwill, thus leading to a larger goodwill impairment charge.
The goodwill impairment charges for other stand-alone reporting units totaled $408 million in the fourth quarter.
The impairment charge of $233 million for other intangible assets was required because revenue results from the underlying businesses have softened from what was expected at the time they were purchased and the assets were initially valued. In accordance with SFAS No. 142, the carrying values of impaired indefinite-lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite-lived intangible assets, principally customer relationships, were reduced to fair value in accordance with SFAS No. 144. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after-tax impact was $151 million or $.66 per share.
The carrying value of property, plant and equipment at certain publishing businesses was also evaluated due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with SFAS No. 144. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them would be less than their carrying values. The related impairment loss was measured based on the amount by which the assets carrying value exceeded their fair value. Asset group fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by SFAS No. 144, the company revised the useful lives of certain assets, which were abandoned during the year or for which management has committed to a plan to abandon in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of SFAS No. 144, the company recorded charges of $258 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $161 million or $.70 per diluted share.
The charges of $27 million pre-tax included in the “Other” category include a charge to increase the level of the company’s allowance for doubtful accounts reflecting higher collection risk from the recession-driven increase in delinquency of receivable agings and bankruptcy filings toward the end of 2008. Charges also include amounts for future lease payments for facilities abandoned in connection with consolidation efforts and amounts for the impairment of certain broadcast programming assets.
For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. Fair values were determined using a multiple of earnings or a multiple of revenues technique. These investment carrying value adjustments were $377 million pre-tax and $248 million on an after-tax basis, or $1.09 per diluted share. The pre-tax impairment charges for these investments are reflected as “Equity income (loss) in unconsolidated investees, net” in the Statement of Income (Loss).
NOTE 4
Goodwill and other intangible assets

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the provisions of SFAS No. 144.
The company performed an impairment test of its goodwill at Dec. 30, 2007, and determined that no impairment existed. As noted in Note 3, the company performed interim and year end impairment tests on its goodwill and other intangible assets during 2008, and, as a result, recorded non-cash impairment charges totaling $7.69 billion.
For Publishing, goodwill impairment charges for U.K. operations were recorded in the second and fourth quarters of 2008 and totaled $2.65 billion. Remaining goodwill for U.K. publishing at Dec. 28, 2008, totals $173 million.

For the company’s U.S. Community Publishing division, which carried a relatively lower book goodwill basis, goodwill impairment was not indicated until the required annual testing at the end of 2008. The impairment charge determined at that time totaled $4.41 billion. Remaining goodwill for this reporting unit totals $281 million.
For several other publishing businesses which are each considered separate reporting units for SFAS No. 142 purposes, goodwill impairments were also identified at the end of 2008. These goodwill impairment charges totaled $398 million, leaving remaining aggregate goodwill for these reporting units of $74 million.
During 2008 and 2007, the company determined that the carrying values of mastheads at certain properties in the U.K. and U.S., which are classified as indefinite-lived intangible assets, were not recoverable based on interim and annual impairment tests. Accordingly, the company recognized non-cash impairment charges of $176 million in 2008 and $72 million in 2007 to reduce the carrying value of these mastheads to fair value.
The company calculated the fair value of mastheads using a relief-from-royalty method. The impairment charge relates to several publication mastheads, in the U.S. and the U.K., and results from lower revenue expectations from these properties than were anticipated at the date they were acquired.
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 28, 2008, and Dec. 30, 2007.
In thousands of dollars

		Accumulated
	Gross	Amortization	Net
Dec. 28, 2008
Goodwill	$2,872,888	$—	$2,872,888
Indefinite-lived intangibles:
Mastheads and trade names	104,512	—	104,512
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	298,566	116,803	181,763
Other	59,777	18,665	41,112

Total	$3,591,047	$135,468	$3,455,579

Dec. 30, 2007
Goodwill	$10,034,943	$—	$10,034,943
Indefinite-lived intangibles:
Mastheads and trade names	248,501	—	248,501
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	307,114	110,491	196,623
Other	48,222	13,189	35,033

Total	$10,894,084	$123,680	$10,770,404

Amortization expense was approximately $31.2 million in 2008 and $36.1 million in 2007. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles primarily include internally developed technology, partner relationships, patents and amortizable trade names and were assigned lives of between one and 21 years and are amortized on a straight-line basis.
Amortization expense relating to the amortizable intangibles is expected to be approximately $32 million in 2009 and decline to $25 million in 2013 assuming no acquisitions or dispositions.
The following table shows the changes in the carrying amount of goodwill during 2008 and 2007.
In thousands of dollars

	Publishing	Digital	Broadcasting	Total
Goodwill
Balance at Dec. 31, 2006	$8,358,346	$78,705	$1,623,389	$10,060,440

Acquisitions & adjustments	32,452	27,375	(4,891)	54,936
Dispositions	(138,345)	—	—	(138,345)
Foreign currency exchange rate changes	57,358	—	554	57,912

Balance at Dec. 30, 2007	$8,309,811	$106,080	$1,619,052	$10,034,943

Acquisitions & adjustments	(985)	568,208	(397)	566,826
Impairment	(7,448,048)	(10,000)	—	(7,458,048)
Dispositions	(137)	—	—	(137)
Foreign currency exchange rate changes	(266,313)	(3,695)	(688)	(270,696)

Balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888

NOTE 5
Consolidated statements of cash flows
Cash paid in 2008, 2007 and 2006 for income taxes and for interest (net of amounts capitalized) was as follows:
In thousands of dollars

	2008	2007	2006
Income taxes	$306,074	$653,368	$549,763
Interest	$188,385	$260,247	$281,275
Interest in the amount of $458,000, $43,000 and $2.0 million was capitalized in 2008, 2007 and 2006, respectively.
In connection with the 2006 broadcasting acquisitions, the company assumed approximately $29.9 million of film contract liabilities.
In connection with the acquisition of Schedule Star LLC in October 2007 and Ripple6 in November 2008, the company recorded liabilities of $7.2 million and $1.8 million, respectively, related to payments due to the sellers in future years.

NOTE 6
Investments
The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Ponderay Newsprint Company	13.50%
California Newspapers Partnership	19.49%
Shermans Travel	19.67%
Classified Ventures	23.60%
Cozi	23.30%
4INFO	24.71%
Quadrant ONE	25.00%
Fantasy Sports Venture	28.52%
Mogulus	31.10%
Topix	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
Detroit Weekend Direct	50.00%
Metromix	50.00%
Tucson Newspapers Partnership	50.00%
The aggregate carrying value of the equity investments at Dec. 28, 2008, was $201 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments. The aggregate amount of pretax earnings (losses) recorded by the company for its investments accounted for under the equity method was $(374.9) million, $40.7 million, and $38.0 million for 2008, 2007, and 2006, respectively.
The 2008 amount is inclusive of non-cash impairment charges of $337 million related to the carrying value of California Newspapers Partnership and Texas-New Mexico Newspapers Partnership.
On Sept. 3, 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Other non-operating items” in the Statements of Income (Loss).
The company also recorded revenue related to CareerBuilder and Classified Ventures products for online advertisements placed on its newspaper publishing affiliated Web sites. Such amounts totaled approximately $186 million for 2008, $209 million for 2007 and $215 million for 2006. These revenues are recorded within Publishing segment advertising revenue.
NOTE 7
Long-term debt
The long-term debt of the company is summarized below:
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Unsecured floating notes due May 2009	$632,205	$750,000
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	498,464	497,832
Unsecured floating rate term loan due July 2011	280,000	—
Borrowings under revolving credit agreements expiring March 2012	1,907,000	—
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	499,269	499,046
Unsecured promissory notes	—	835,010
Unsecured notes bearing fixed rate interest at 4.125% repaid June 2008	—	499,721
Unsecured senior convertible notes repaid July 2008	—	1,000,000
Industrial revenue bonds and other indebtedness	4	16,729

Total long-term debt	$3,816,942	$4,098,338

As of Dec. 28, 2008, there were no unsecured promissory notes outstanding. The unsecured promissory notes at Dec. 30, 2007, were due from Jan. 2, 2008, to Feb. 8, 2008, with rates varying from 5.28% to 5.60%.
The maximum amount of such promissory notes outstanding at the end of any period during 2008 and 2007 was $2.0 billion and $2.7 billion, respectively. The daily average outstanding balance of promissory notes was $883 million during 2008 and $1.7 billion during 2007. The weighted average interest rate on such notes was 3.5% for 2008 and 5.4% for 2007.
As of Dec. 28, 2008, the company had approximately $1.9 billion of borrowings under its revolving credit facilities, which were used to repay all outstanding commercial paper. The maximum amount outstanding at the end of any period during 2008 was $1.9 billion. The daily average outstanding balance of the revolving credit facilities was $486 million during 2008. The weighted average interest rate was 4.4% for 2008.
Total average debt outstanding in 2008 and 2007 was $4.0 billion and $4.6 billion, respectively. The weighted average interest rate on all debt was 4.6% for 2008 and 5.4% for 2007.
The unsecured fixed rate notes bearing interest at 6.375% were issued in March 2002 and mature in 2012.
On June 16, 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% that were due using borrowings in the commercial paper market. These notes had been issued in June 2005 in an underwritten public offering.
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
The industrial revenue bonds were repaid in full in 2008. Prior to repayment, the bonds bore interest at variable interest rates based on a municipal bond index.
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of approximately $4 million which is classified in “Other non-operating items” in the Statement of Income (Loss). This gain is net of $1.7 million in losses reclassified from accumulated other comprehensive income (loss) related to the interest swap agreements.
In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and changes in fair value are recorded through accumulated other comprehensive income with a corresponding adjustment to other long-term liabilities. As a result of the tender offer discussed above, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $118 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of these interest rate swaps are being recorded through earnings.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty.
On Oct. 31, 2008, the company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the company maintain shareholders’ equity in excess of $3.5 billion was replaced with a new covenant that requires that the company maintain a senior leverage ratio of less than 3.5x. The senior leverage ratio is the ratio of the company’s senior unsecured debt outstanding to its EBITDA measured on a trailing four quarters basis. The new covenant also requires the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 28, 2008, its senior leverage ratio was 2.56x.
In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the company raises in the capital markets prior to Dec. 31, 2009. Irrespective of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on Dec. 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.20%.
Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Under the amended revolving credit agreements, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the company will pay an applicable margin of 1.75% under the revolving credit agreements and 1.75% under the term loan agreement.
Also, in connection with the amendments, the company agreed to provide future guarantees from its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fall below investment grade. If the guarantees are triggered, the existing notes and other unsecured debt of the company will become structurally subordinated to the revolving credit agreements and the term loan. The company believes the amended facilities provide it with ample liquidity to operate its business and pursue its strategic objectives.
The company’s short-term and long-term debt is rated by S&P and Moody’s. On Nov. 11, 2008, S&P, reduced the company’s long-term rating to BBB- and on Jan. 30, 2009, placed the company’s long-term and short-term ratings on credit watch with negative implications. On Feb. 2, 2009, Moody’s reduced the company’s long term and short-term ratings to Baa3 and P-3, respectively and placed the ratings under review for further downgrades. If S&P or Moody’s further downgrades the company’s credit ratings, the guarantees discussed above will be triggered.
The company has an effective universal shelf registration statement filed with the Securities and Exchange Commission in July 2006 under which an unspecified amount of securities may be issued, subject to a $7 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.

The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured floating rate notes due in 2009. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2011 and 2012.

In thousands of dollars
2009	$—
2010	—
2011	778,464
2012	3,038,478
2013	—
Later years	—

Total	$3,816,942

The fair value of the company’s total long-term debt, determined based on estimated market prices for similar issues of debt with the same remaining maturities and similar terms, totaled $3.0 billion at Dec. 28, 2008.
NOTE 8
Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). As described more fully below, substantially all participants had their benefits under this plan frozen effective Aug. 1, 2008. Prior to this, benefits under the GRP were based on years of service and final average pay.
The disclosure tables below also include the assets and obligations of the Newsquest Pension Plan in the U.K., certain collectively bargained plans, the Gannett Supplemental Retirement Plan and a frozen plan for the company’s Board of Directors. The company uses a Dec. 31 measurement date for its retirement plans.
In June 2008, the Board of Directors approved amendments to each of (i) the GRP; (ii) the Gannett Supplemental Retirement Plan (SERP); (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments were designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the GRP and SERP, most participants in these plans had their benefits frozen as of Aug. 1, 2008. Participants whose GRP and, if applicable, SERP benefits were frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence.
Effective Aug. 1, 2008, most participants whose benefits were frozen under the GRP and, if applicable, the SERP receive higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of contributed compensation. The company will also make additional employer contributions to the 401(k) Plan on behalf of certain long-service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules.
As a result of the amendments to freeze most benefit accruals in the GRP and the SERP, the company recognized a net pre-tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
The company’s pension costs, which include costs for its qualified, non-qualified and union plans, for 2008, 2007 and 2006 are presented in the following table:
In thousands of dollars

	2008	2007	2006
Service cost — benefits earned during the period	$64,563	$100,213	$107,644
Interest cost on benefit obligation	207,758	199,714	183,637
Expected return on plan assets	(266,079)	(276,437)	(247,434)
Amortization of prior service credit	(9,682)	(21,025)	(21,097)
Amortization of actuarial loss	23,465	43,051	68,824
Curtailment gain	(46,463)	—	—
Special termination benefit charge	4,168	1,527	2,703

Pension expense (benefit) for company-sponsored retirement plans	(22,270)	47,043	94,277
Union and other pension cost	5,002	7,246	8,398

Total pension cost (benefit)	$(17,268)	$54,289	$102,675

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Change in benefit obligations
Benefit obligations at beginning of year	$3,519,996	$3,527,523
Service cost	64,563	100,213
Interest cost	207,758	199,714
Plan participants’ contributions	12,130	13,212
Plan amendments	92,284	(7,077)
Actuarial gains	(175,842)	(100,291)
Foreign currency translation	(192,550)	14,551
Gross benefits paid	(258,620)	(229,376)
Curtailments	(213,600)	—
Special termination benefits	4,168	1,527

Benefit obligations at end of year	$3,060,287	$3,519,996

Change in plan assets
Fair value of plan assets at beginning of year	$3,376,268	$3,291,675
Actual return on plan assets	(826,125)	251,731
Plan participants’ contributions	12,130	13,212
Employer contributions	43,990	34,225
Gross benefits paid	(258,620)	(229,376)
Foreign currency translation	(179,084)	14,801
Fair value of plan assets at end of year	$2,168,559	$3,376,268

Funded status at end of year	$(891,728)	$(143,728)

Amounts recognized in Consolidated Balance Sheets
Long-term other assets	$4,988	$116,150
Accrued benefit cost — current	$(14,205)	$(15,098)
Accrued benefit cost — long-term	$(882,511)	$(244,780)
The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 28, 2008, is as follows:
In thousands of dollars

	Fair Value of	Benefit	Funded
	Plan Assets	Obligation	Status
GRP	$1,621,971	$2,209,188	$(587,217)
SERP	—	187,909	(187,909)
Newsquest	447,138	493,009	(45,871)
All other	99,450	170,181	(70,731)

Total	$2,168,559	$3,060,287	$(891,728)

The accumulated benefit obligation for all defined benefit pension plans was $3.01 billion and $2.98 billion at Dec. 28, 2008 and Dec. 30, 2007, respectively.
Net actuarial losses recognized in accumulated other comprehensive income (loss) were $1,267.4 million in 2008 and $643.7 million in 2007. Prior service cost (credits) recognized in accumulated other comprehensive income (loss) were $80.4 million in 2008 and $(72.3) million in 2007.
The actuarial loss and prior service cost expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are $50.8 million and $2.0 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for 2008 consist of the following:

In thousands of dollars
Current year actuarial loss	$(916,361)
Current year actuarial gain due to curtailment	213,600
Prior service credit recognized in curtailment	(46,463)
Amortization of actuarial loss	23,465
Prior service cost change	(92,284)
Amortization of prior service credit	(9,682)
Currency loss/(gain)	51,223

Total	$(776,502)

Pension costs: The following assumptions were used to determine net pension costs:

	2008	2007	2006
Discount rate	6.23%	5.85%	5.61%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%
The expected return on asset assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 28, 2008	Dec. 30, 2007
Discount rate	6.26%	6.08%
Rate of compensation increase	3.00%	4.00%
The following table presents information for those company retirement plans for which accumulated benefits exceed assets:
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Accumulated benefit obligation	$2,954,780	$280,667
Fair value of plan assets	$2,107,175	$64,900
The following table presents information for those company retirement plans for which the projected benefit obligation exceeds assets:
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Projected benefit obligation	$3,003,891	$1,134,243
Fair value of plan assets	$2,107,175	$874,365
The company made de minimus contributions to the GRP in 2008 and 2007. The company contributed $18.1 million to the U.K. retirement plan in 2008 and $22.2 million in 2007. At this time, the company expects to contribute $14.1 million to the U.K. retire-

ment plan in 2009. Under current U.S. pension laws and regulations, the company is not required to make contributions to the GRP in 2009, however it may elect to do so.
Plan assets: The fair value of plan assets was approximately $2.2 billion and $3.4 billion at the end of 2008 and 2007, respectively. The expected long-term rate of return on these assets was 8.75% for 2008, 2007 and 2006. The asset allocation for company-sponsored pension plans at the end of 2008 and 2007, and target allocations for 2009, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2009	2008	2007
Equity securities	59%	40%	59%
Debt securities	30	52	34
Other	11	8	7

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return (loss) on its Gannett Retirement Plan assets was (25.6)% for 2008, 9.3% for 2007 and 13.2% for 2006. The negative return for 2008 reflects the global economic crisis and near collapse of financial markets and equity share values.
Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $10 million and $48 million at the end of 2008 and 2007, respectively. The plan received dividends of approximately $2 million on these shares in 2008.
Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars
2009	$210,003
2010	$209,905
2011	$211,967
2012	$216,916
2013	$219,873
2014–2018	$1,146,612
NOTE 9
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
Postretirement benefit cost for health care and life insurance for 2008, 2007 and 2006 included the following components:
In thousands of dollars

	2008	2007	2006
Service cost — benefits earned during the period	$1,634	$1,906	$2,101
Interest cost on net benefit obligation	14,013	13,817	13,604
Amortization of prior service credit	(15,560)	(15,560)	(15,560)
Amortization of actuarial loss	4,752	5,180	5,068

Net periodic postretirement benefit cost	$4,839	$5,343	$5,213

Special termination benefit charge	$1,307	$356	$231

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Change in benefit obligations
Net benefit obligations at beginning of year	$242,610	$251,402
Service cost	1,634	1,906
Interest cost	14,013	13,817
Plan participants’ contributions	13,621	11,937
Plan amendments	(957)	—
Actuarial (gain) loss	9,029	(2,173)
Special termination benefits	1,307	356
Gross benefits paid	(40,100)	(37,466)
Federal subsidy on benefits paid	3,033	2,831

Net benefit obligations at end of year	$244,190	$242,610

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	26,479	25,529
Plan participants’ contributions	13,621	11,937
Gross benefits paid	(40,100)	(37,466)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$244,190	$242,610

Accrued postretirement benefit cost:
Current	$27,047	$25,622
Noncurrent	$217,143	$216,988

Net actuarial losses recognized in accumulated other comprehensive income (loss) were $57.1 million in 2008 and $50.7 million in 2007. Prior service credits recognized in accumulated other comprehensive income (loss) were $78.1 million in 2008 and $92.7 million in 2007.
The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are $5.7 million and $15.7 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for 2008 consist of the following:

In thousands of dollars
Current year actuarial loss	$(11,222)
Prior service credit change	957
Amortization of actuarial loss	4,752
Amortization of prior service credit	(15,560)

Total	$(21,073)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2008	2007	2006
Discount rate	6.13%	5.81%	5.57%
Health care cost trend on coverage — pre 65	8.00%	9.00%	10.00%
Health care cost trend on coverage — post 65	8.00%	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2011	2011

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 28, 2008	Dec. 30, 2007
Discount rate	6.15%	6.13%
Health care cost trend rate assumed for next year	7.50%	8.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2014

A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $12 million in the 2008 postretirement benefit obligation and a $1 million change in the aggregate service and interest components of the 2008 expense.
Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2009	$27,047	$3,141
2010	$26,798	$3,246
2011	$26,303	$3,327
2012	$25,280	$3,386
2013	$24,624	$3,394
2014–2018	$110,847	$13,577

The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.
NOTE 10
Income taxes
The provision (benefit) for income taxes on income from continuing operations consists of the following:
In thousands of dollars

2008	Current	Deferred	Total
Federal	$196,648	$(636,841)	$(440,193)
State and other	(25,236)	(152,567)	(177,803)
Foreign	(13,593)	(26,811)	(40,404)

Total	$157,819	$(816,219)	$(658,400)

In thousands of dollars

2007	Current	Deferred	Total
Federal	$358,018	$9,434	$367,452
State and other	42,240	12,529	54,769
Foreign	57,554	(6,475)	51,079

Total	$457,812	$15,488	$473,300

In thousands of dollars

2006	Current	Deferred	Total
Federal	$407,774	$19,082	$426,856
State and other	60,222	7,496	67,718
Foreign	43,808	5,818	49,626

Total	$511,804	$32,396	$544,200

The components of income (loss) from continuing operations before income taxes consist of the following:
In thousands of dollars

	2008	2007	2006
Domestic	$(4,752,181)	$1,091,725	$1,378,411
Foreign	(2,553,784)	357,152	303,675

Total	$(7,305,965)	$1,448,877	$1,682,086

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Asset impairments	(27.8)	—	—
State/other income taxes net of federal income tax benefit	3.0	2.5	2.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(2.0)	(2.8)	(2.7)
Other, net	0.8	(2.0)	(2.0)

Effective tax rate	9.0%	32.7%	32.4%

Absent the pre-tax and tax effect of impairment charges in 2008 and 2007, as more fully discussed in Notes 3 and 4, the company’s effective tax rate would have been 28.7% for 2008 and 32.5% for 2007.

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2006 and 2007.
Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $4 million for 2007 and $15 million for 2006, covering U.S. federal and state income taxes and representing an effective rate of 39%. Also included in discontinued operations for 2007 is a recognized gain of $73.8 million, which is net of tax. Taxes provided on the gains from the disposals totaled approximately $139.8 million for 2007, covering U.S. federal and state income taxes and represent an effective rate of 65.4%. The excess of the effective rate over the U.S. statutory tax of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision, including a deferred benefit related to impairments. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2006, 2007 and 2008 are not significant.
Deferred tax liabilities and assets were composed of the following at the end of 2008 and 2007:
In thousands of dollars

	Dec. 28, 2008	Dec. 30, 2007
Liabilities
Accelerated depreciation	$340,632	$398,552
Accelerated amortization of deductible intangibles	—	593,866
Other	—	101,390

Total deferred tax liabilities	340,632	1,093,808

Assets
Accelerated amortization net of impairment of deductible intangibles	(52,984)	—
Accrued compensation costs	(114,153)	(114,428)
Pension	(348,608)	(59,569)
Postretirement medical and life	(97,550)	(95,413)
Federal tax benefits of uncertain state tax positions	(70,761)	(93,509)
Partnership investments including impairments	(92,953)	—
Other	(53,576)	(63,247)

Total deferred tax assets	(830,585)	(426,166)

Total net deferred tax (assets) liabilities	(489,953)	667,642

Net current deferred tax assets	(29,386)	(28,470)

Net long-term deferred tax (assets) liabilities	$(460,567)	$696,112

Net deferred tax assets increased in 2008 by approximately $1.2 billion, primarily due to the deferred tax effect of the impairments of goodwill and other assets, and the deferred tax effect of the increase in the minimum pension liability recorded in Other Comprehensive Income (Loss).
Included in total deferred tax assets are foreign tax credits available for carryforward to future years of approximately $10 million and $8 million in 2008 and 2007, respectively, upon which the company has recorded full valuation allowances.
The company has not otherwise increased the valuation allowance for its deferred tax assets for 2008. Realization of the deferred tax assets is dependent upon generating sufficient future taxable income. The company expects to realize the benefit of its deferred tax assets through future reversals of its deferred tax liabilities, through the recognition of taxable income in the allowable carryback and carryforward periods, and through implementation of future tax planning strategies. Although realization is not assured, the company believes it is more likely than not that all of the deferred tax assets will be realized.
The company’s legal and tax structure reflects acquisitions that have occurred over the years as well as the multi-jurisdictional nature of the company’s businesses.
The company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on Jan. 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a $43 million increase in liabilities for unrecognized tax benefits with a corresponding reduction in the Jan. 1, 2007, balance of retained earnings.
The following table summarizes the activity related to unrecognized tax benefits:
In thousands of dollars

Change in unrecognized tax benefits	Dec. 28, 2008	Dec. 30, 2007
Balance at beginning of year	$264,245	$239,406
Additions based on tax positions related to the current year	13,645	44,846
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	12,396	32,624
Reductions for tax positions of prior years	(45,397)	(26,856)
Settlements	(33,403)	(16,209)
Lapse of statute of limitations	(29,461)	(9,566)

Balance at end of year	$182,025	$264,245

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $182 million as of Dec. 30, 2007, and $116 million as of Dec. 28, 2008. This amount includes the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits at Dec. 30, 2007, was $264 million and at Dec. 28, 2008, was $182 million.
Included in the $182 million unrecognized tax benefit balance at Dec. 28, 2008, are $19 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. During 2008, 2007 and 2006, the company recognized interest and penalty income of $13 million, $5 million and $6 million, respectively. The amount of accrued interest and penalties payable related to uncertain tax benefits was $73 million and $83 million as of Dec. 28, 2008, and Dec. 30, 2007, respectively.

In the third quarter of 2007, the Internal Revenue Service (IRS) completed its examinations of the U.S. income tax returns for 1995 through 2004, and as a result the company received refunds of tax and interest of approximately $178 million.
The 2005 through 2008 tax years remain subject to examination by the IRS. The IRS has commenced examination of the 2005 and 2006 U.S. income tax returns, and this examination is expected to be completed in 2009. The 2005 through 2008 tax years generally remain subject to examination by state authorities, and the years 2003 through 2008 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitation or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $25 million within the next 12 months primarily due to lapses of statutes of limitations in various jurisdictions.
NOTE 11 — SHAREHOLDERS’ EQUITY
Capital stock and earnings per share
The company’s earnings (loss) per share (basic and diluted) for 2008, 2007 and 2006 are presented below:
In thousands, except per share amounts

	2008	2007	2006
Net income (loss)	$(6,647,565)	$1,055,612	$1,160,782

Weighted average number of common shares outstanding (basic)	228,345	233,148	236,337
Effect of dilutive securities
Stock options	—	300	382
Restricted stock	—	292	37

Weighted average number of common shares outstanding (diluted)	228,345	233,740	236,756

Earnings (loss) per share (basic)	$(29.11)	$4.53	$4.91
Earnings (loss) per share (diluted)	$(29.11)	$4.52	$4.90

The diluted earnings per share amounts exclude the effects of approximately 27.1 million stock options outstanding for 2008, 27.3 million for 2007 and 26.6 million for 2006, as their inclusion would be antidilutive. The diluted earnings per share amount for 2008 also excludes 2.2 million restricted stock units.
Share repurchase program
In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion. During 2006, 3.9 million shares were purchased under the program for $215.4 million. During 2007, 4.6 million shares were purchased under the program for $215.2 million. During 2008, 2.3 million shares were purchased under the program for $72.8 million. As of Dec. 28, 2008, approximately $808.9 million may yet be expended under the program.
The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate circumstances. Purchases may occur from time to time and no maximum purchase price has been set. The company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2008. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.
Equity-based awards
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
Effective the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized in the income statement for 2006, 2007 and 2008, includes (a) expense for all unvested stock-based awards that were granted prior to Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) expense for all share-based payments granted on or after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Determining fair value
Valuation and amortization method — The company determines the fair value of stock options using the Black-Scholes option-pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is discussed below. This fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the four-year vesting period.
Expected term — The expected term represents the period that the company’s stock-based awards are expected to be outstanding, and is determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior.
Expected volatility — The fair value of stock-based awards reflects a volatility factor calculated using historical market data for the company’s common stock. The time frame used is equal to the expected term.
Expected dividend — The dividend assumption is based on the company’s expectations about its dividend policy on the date of grant.
Risk-free interest rate — The company bases the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.
Estimated forfeitures — When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual option forfeitures.
The following assumptions were used to estimate the fair value of option awards:

	2008	2007	2006
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	17.51 – 34.63%	16.77 – 17.80%	11.46 – 22.0%
Weighted average volatility	28.60%	17.35%	19.32%
Risk-free interest rates	1.55 – 3.25%	3.51 – 4.52%	4.32 – 4.84%
Expected dividend yield	4.20 – 13.30%	2.07 – 4.20%	1.30 – 2.07%
Weighted average expected dividend	9.91%	2.97%	2.01%

The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income (Loss):
In thousands, except per share amounts

	2008	2007	2006
Stock options	$13,097	$21,178	$39,230
Restricted stock	9,549	7,904	7,810

Total stock-based compensation	22,646	29,082	47,040
Income tax benefit	8,605	11,040	17,856

Stock-based compensation, net of tax	$14,041	$18,042	$29,184

Per share impact	$.06	$.08	$.12

As of Dec. 28, 2008, there was $12.2 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 1.6 years.
During 2008, no options were exercised.
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

A summary of the company’s stock-option awards is presented below:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2008 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	27,933,353	$70.88
Granted	2,181,083	16.62
Exercised	—	—
Canceled/Expired	(3,007,741)	70.31
Outstanding at end of year	27,106,695	$66.58	4.3	$68,360
Options exercisable at year end	23,201,201	$71.74	3.9	—

Weighted average grant date fair value of options granted during the year	$1.33

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2007 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	28,920,680	$71.68
Granted	1,413,526	50.43
Exercised	(216,864)	55.58
Canceled/Expired	(2,183,989)	69.73
Outstanding at end of year	27,933,353	$70.88	4.8	$1,406,344
Options exercisable at year end	23,867,697	$73.24	4.5	—

Weighted average grant date fair value of options granted during the year	$8.59

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2006 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	28,913,513	$71.91
Granted	1,770,722	59.56
Exercised	(620,091)	44.08
Canceled/Expired	(1,143,464)	74.02
Outstanding at end of year	28,920,680	$71.68	5.6	$14,387,000
Options exercisable at year end	24,651,725	$73.48	5.3	12,523,000

Weighted average grant date fair value of options granted during the year	$11.82

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
The company has also issued restricted stock to its Board of Directors. These restricted stock awards generally vest over three years and expense is recognized on a straight-line basis over the three-year vesting period based on the grant date fair value. During 2008, 2007 and 2006, members of the Board of Directors were awarded 15,872 shares, 10,565 shares and 8,954 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when leaving the Board.
For 2008, the company recorded compensation expense for restricted stock of $9.5 million and a related tax benefit of $3.6 million. For 2007, the company recorded compensation expense for restricted stock of $7.9 million and a related tax benefit of $3.0 million. For 2006, the company recorded compensation expense for restricted stock of $7.8 million and a related tax benefit of $3.0 million.
As of Dec. 28, 2008, there was $21 million of unrecognized compensation cost related to non-vested restricted stock. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 3.3 years.
A summary of restricted stock awards is presented below:

		Weighted
		average
2008 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	1,479,277	2.26
Settled	(194,048)	11.36
Canceled	(85,261)	44.33

Outstanding and unvested at end of year	2,241,190	$19.47

		Weighted
		average
2007 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	586,900	$60.49
Granted	613,520	37.15
Settled	(101,558)	48.95
Canceled	(57,640)	60.01

Outstanding and unvested at end of year	1,041,222	$47.89

		Weighted
		average
2006 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	275,409	$62.37
Granted	340,874	59.20
Settled	(2,826)	73.81
Canceled	(26,557)	60.83

Outstanding and unvested at end of year	586,900	$60.49

Long-term incentive program
In February 2006, the company adopted a three-year strategic long-term incentive program, or LTIP. Through the use of the LTIP, the company desired to motivate key executives to drive success in new businesses while continuing to achieve success in core businesses. Twenty-three senior executives were designated to participate in the LTIP.
The company established various targets to measure performance during the three-year period ending with its 2008 fiscal year (“Performance Period”), including (i) a proprietary target range of net income before tax, or NIBT, for fiscal year 2008, (ii) a proprietary target range of digital, Internet and other non-core business revenues for fiscal year 2008, and (iii) a proprietary range of excess total shareholder return, or TSR, measured over the period from Jan. 1, 2006, through Dec. 31, 2008, over the average TSR of those companies (other than the company) that comprised the S&P 500 Publishing Index as of Jan. 1, 2006. Actual payouts under the LTIP, if any, were to be determined by a formula, which measures performance against the targets during the Performance Period. For 2007, the company did not achieve an interim goal under the LTIP. Also, at the end of 2007 the company determined it was no longer probable it would achieve one of the strategic goals of the LTIP but believed it was probable that another of the strategic goals would be achieved. Under these circumstances, performance units but not performance shares would be issued. Based on those expectations of program target achievement, the company recorded total expense for the LTIP of $6.6 million from inception through Dec. 30, 2007. Because of softening business conditions in 2008, the company determined that none of the LTIP program targets would be achieved, and previously accrued cost was reversed.
401(k) savings plan
In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees can elect to save up to 20% of compensation on a pre-tax basis subject to certain limits. Initially the company matched 50% of the first 6% of employee contributions. From inception through June 2003, the match was funded with company common stock issued through an Employee Stock Ownership Plan (ESOP). In June 2003, all of the ESOP shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and through 2008 funded contributions in cash. The ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants. Beginning in 2002, Plan participants were able to fully diversify their Plan investments.
On Aug. 1, 2008, the company approved amendments to its principal domestic retirement plans and to its 401(k) plan. The 401(k) plan matching formula was changed to 100% of the first 5% of employee contributions. The company also now makes additional 401(k) employer contributions on behalf of certain long-term employees.
Beginning in 2009, the company’s 401(k) match will be settled with treasury shares.
Compensation expense for the 401(k) match was $46.6 million in 2008, $32.0 million in 2007 and $32.1 million in 2006.
In 2002, the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest. In July 2004, options covering 143,000 shares were subscribed to by Newsquest employees. None of the options, which became exercisable in July 2007, were exercised during 2007 or 2008.
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
Accumulated other comprehensive income (loss)
The elements of the company’s Accumulated Other Comprehensive Income (Loss) consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities — a reduction of equity of $819 million at Dec. 28, 2008, and $338 million at Dec. 30, 2007; foreign currency translation gains — an increase of equity of $355 million at Dec. 28, 2008, and $777 million at Dec. 30, 2007; and interest rate swaps — a reduction of equity of $5 million at Dec. 28, 2008, and $9 million at Dec. 30, 2007.

NOTE 12
Commitments, contingent liabilities and other matters
Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company’s management does not believe that any material liability will be imposed as a result of these matters.
Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:

In thousands of dollars
2009	$60,371
2010	52,175
2011	44,300
2012	35,760
2013	27,983
Later years	119,549

Total	$340,138

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $2.4 million. Total rental costs reflected in continuing operations were $74 million in 2008, $67 million in 2007 and $67 million in 2006.
Program broadcast contracts: The company has commitments under program broadcast contracts totaling $107 million for programs to be available for telecasting in the future.
Purchase obligations: The company has commitments under purchasing obligations totaling $605 million related to printing contracts, newsprint contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 28, 2008, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the $605 million.
Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $163 million at the end of 2008 and $183 million at the end of 2007.
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
In connection with the purchase of Schedule Star in 2007, the company is contingently liable for earnout payments to some previous owners, depending upon certain performance metrics achieved by Schedule Star through 2010. The minimum payment will be $7.2 million.
In connection with CareerBuilder’s acquisition of certain international companies in 2007, it is contingently liable for earnout payments to previous owners, depending upon achievement of certain performance metrics with measurement periods ending in 2009 ($8.1 million or SEK 64,350 and $4.1 million or EUR 2,926) and 2010 ($8.4 million or EUR 6,000).
In connection with the purchase of Ripple6 in 2008, the company is contingently liable for earnout payments to some previous owners, depending upon certain performance metrics achieved by Ripple6 through 2013. The minimum payment will be $1.8 million, which has been accrued in the 2008 financial statements.
NOTE 13
Fair value measurement
The company measures and records in the accompanying consolidated financial statements certain assets and liabilities at fair value. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.
The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of Dec. 28, 2008:
In thousands of dollars
Fair value measurement as of Dec. 28, 2008

	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$40,101	$—	$—	$40,101
Sundry investments	19,724	—	27,500	47,224
Liabilities:
Interest rate swap	—	9,722	—	9,722
The level 3 sundry investments are financial instruments held by CareerBuilder. As discussed in Note 1 above, the company began consolidating the financial statements of CareerBuilder in September 2008. No gain or loss was recognized in the company’s Consolidated Statement of Income with respect to these investments since the date of consolidation. The company utilized a probability-weighted discounted cash flow technique to determine the fair value of its level 3 financial instruments. The main assumptions used in the fair value calculation were the estimated coupon rate associated with the securities and the discount rate (determined based on market yields of similar taxable obligations).

NOTE 14
Business operations and segment information
The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, broadcasting and digital.
The publishing segment at the end of 2008 consisted of 85 U.S. daily newspapers with affiliated online sites in 31 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; USATODAY.com; USA WEEKEND, a magazine supplement for newspapers; Clipper; Gannett Healthcare Group; and Army Times. The publishing segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom that includes 17 paid-for daily newspapers and more than 200 weekly newspapers, magazines and trade publications. The publishing segment in the U.S. also includes nearly 850 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.
In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star, Planet Discover and Ripple6 (from the date of its acquisition on Nov. 13, 2008). Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All Other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
At the end of 2008, the company’s broadcasting division included 23 television stations and affiliated online sites in markets with more than 20.8 million households covering 18% of the U.S. Captivate Network is also part of the broadcasting division.
The company’s foreign revenues, principally from newspaper publishing and related businesses in the United Kingdom, totaled approximately $1.0 billion in 2008 and $1.2 billion in 2007 and 2006. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $628 million at Dec. 28, 2008, and $3.7 billion at Dec. 30, 2007, and Dec. 31, 2006.
Separate financial data for each of the company’s business segments is presented in the table that follows. The accounting policies of the segments are those described in Note 1. The company evaluates the performance of its segments based on operating income. Operating income represents total revenue less operating expenses, including depreciation, amortization of intangibles and asset impairment charges. In determining operating income by industry segment, general corporate expenses, interest expense, interest income, and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the company’s segments.
Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.
In thousands of dollars
Business segment financial information

	2008	2007	2006
Operating revenues
Publishing	$5,713,739	$6,579,816	$6,940,019
Digital	281,378	70,347	52,773
Broadcasting	772,533	789,297	854,821

Total	$6,767,650	$7,439,460	$7,847,613

Operating income (loss)
Publishing (2)	$(7,025,681)	$1,390,170	$1,588,972
Digital (2)	18,934	23,201	17,540
Broadcasting (2)	306,354	314,900	379,989
Corporate (1) (2)	(61,262)	(77,375)	(81,906)

Total	$(6,761,655)	$1,650,896	$1,904,595

Depreciation, amortization and asset impairment charges
Publishing (2)	$8,147,018	$299,921	$212,712
Digital (2)	31,950	5,260	5,360
Broadcasting (2)	42,520	33,553	36,675
Corporate (1) (2)	17,128	15,657	16,551

Total	$8,238,616	$354,391	$271,298

Equity income (loss) in unconsolidated investees, net
Publishing	$(365,371)	$45,054	$53,680
Digital	(9,554)	(4,361)	(15,636)

Total	$(374,925)	$40,693	$38,044

Identifiable assets
Publishing	$4,038,015	$12,565,723	$12,844,757
Digital	1,096,026	409,577	390,146
Broadcasting	2,153,257	2,366,793	2,377,971
Corporate (1)	509,516	545,634	610,930

Total	$7,796,814	$15,887,727	$16,223,804

Capital expenditures
Publishing	$104,804	$136,472	$159,202
Digital	5,445	1,011	1,372
Broadcasting	52,706	29,096	33,426
Corporate (1)	2,045	4,826	6,780

Total	$165,000	$171,405	$200,780

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)	Results for 2008 include pre-tax non-cash asset impairment and other charges of $7.95 billion for publishing, $15 million for digital, $8 million for broadcasting, and $1 million for corporate. Results for 2007 include pre-tax non-cash intangible asset impairment charges of $72.0 million for publishing. The asset impairment charges did not affect the company’s operations or cash flow. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)
(See notes a and b on page 68)

In thousands of dollars, except per share amounts	2008	2007	2006	2005	2004
Net operating revenues
Publishing advertising	$4,145,592	$4,937,159	$5,275,650	$5,065,380	$4,742,641
Publishing circulation	1,216,637	1,252,356	1,279,530	1,236,406	1,189,553
Digital	281,378	70,347	52,773	25,383	—
Broadcasting	772,533	789,297	854,821	736,452	821,543
All other	351,510	390,301	384,839	371,015	350,836

Total	6,767,650	7,439,460	7,847,613	7,434,636	7,104,573

Operating expenses
Costs and expenses	5,290,689	5,434,173	5,671,720	5,191,477	4,850,408
Depreciation	230,987	246,275	237,309	242,577	219,109
Amortization of intangible assets	31,211	36,086	33,989	23,236	11,634
Asset impairment and other charges	7,976,418	72,030	—	—	—

Total	13,529,305	5,788,564	5,943,018	5,457,290	5,081,151

Operating income (loss)	(6,761,655)	1,650,896	1,904,595	1,977,346	2,023,422
Non-operating (expense) income
Equity (loss) income in unconsolidated investees, net	(374,925)	40,693	38,044	6,638	21,571
Interest expense	(190,845)	(259,825)	(288,040)	(210,625)	(140,647)
Other non-operating items	21,460	17,113	27,487	2,931	11,065

Total	(544,310)	(202,019)	(222,509)	(201,056)	(108,011)

Income (loss) before income taxes	(7,305,965)	1,448,877	1,682,086	1,776,290	1,915,411

Provision (benefit) for income taxes	(658,400)	473,300	544,200	590,390	647,339

Income (loss) from continuing operations	$(6,647,565)	$975,577	$1,137,886	$1,185,900	$1,268,072

Income (loss) from continuing operations:
per basic/diluted share	$(29.11)/$(29.11)	$4.18/$4.17	$4.81/$4.81	$4.84/$4.82	$4.79/$4.74

Other selected financial data
Dividends declared per share	$1.60	$1.42	$1.20	$1.12	$1.04
Weighted average number of common shares outstanding in thousands:
basic	228,345	233,148	236,337	244,958	264,714
diluted	228,345	233,740	236,756	246,256	267,590
Financial position
Long-term debt, excluding current maturities	$3,816,942	$4,098,338	$5,210,021	$5,438,273	$4,607,743
Shareholders’ equity	$1,055,882	$9,017,159	$8,382,263	$7,570,562	$8,164,002
Total assets	$7,796,814	$15,887,727	$16,223,804	$15,743,396	$15,420,740
Return on equity (1)	8.5%	11.8%	14.6%	15.6%	15.9%
Percentage increase (decrease)
As reported, earnings from continuing operations, after-tax, per share:
basic	(796.4%)	(13.1%)	(0.6%)	1.0%	11.1%
diluted	(798.1%)	(13.3%)	(0.2%)	1.7%	11.0%
Dividends declared per share	12.7%	18.3%	7.1%	7.7%	6.1%
Credit ratios
Debt to EBITDA ratio (2)	2.54	1.99	2.32	2.41	2.01
Times interest expense earned	(35.4	)x	6.4	x	6.6	x	9.4	x	14.4	x

(1)	Calculated using income from continuing operations plus earnings from discontinued operations (but excluding the gain in 2007 and 2005 on the disposal of discontinued operations). In addition, net income and shareholders’ equity were adjusted to remove the effect of the $8.4 billion ($7.4 billion after-tax) and $72.0 million ($50.8 million after-tax) of asset impairment and other charges recognized in 2008 and 2007, respectively.

(2)	EBITDA is calculated by adding income taxes, interest expense, depreciation, amortization of intangible assets and asset impairment and other charges recorded in operating income (loss) and non-operating expense (see Notes 3 and 4 to the Consolidated Financial Statements) to income (loss) from continuing operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)
(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.
(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed on page 69.
Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.
Acquisitions and dispositions 2004-2008
Significant acquisitions since the beginning of 2004 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.
Acquisitions 2004-2008

Year acquired	Name	Location	Publication times or business
2004	NurseWeek	Sunnyvale, Calif.	Magazines focused on nursing industry, Web site and other related businesses
	The Daily News Journal	Murfreesboro, Tenn.	Daily newspaper
	The Williamson County Review Appeal	Franklin, Tenn.	Daily newspaper converted to a weekly newspaper
	Captivate Network	Westford, Mass.	News and entertainment network
	Green Bay News Chronicle	Green Bay, Wis.	Daily newspaper and several weekly newspapers
2005	Hometown Communications, Inc.	Livingston County, Mich. Lansing, Mich. Cincinnati, Ohio Suburban Detroit	Daily and weekly newspapers, telephone directories and niche publications
	PointRoll, Inc.	Conshohocken, Pa.	Rich media marketing services for online businesses/advertisers
	Mint Magazine, Inc.	Jacksonville, Fla.	Direct-mail advertising magazine company
	The Tallahassee Democrat (3)	Tallahassee, Fla.	Daily newspaper
	Exchange & Mart and Auto Exchange	U.K.	Weekly classified advertising magazine and motoring classified Web site; free pick-up publication
2006	KTVD-TV	Denver, Colo.	TV station
	WATL-TV	Atlanta, Ga.	TV station
	Planet Discover	Cedar Rapids, Iowa Fort Mitchell, Ky.	Local, integrated online search and advertising technology
	Marco Island Sun Times	Marco Island, Fla.	Weekly newspaper
	FS View & Florida Flambeau	Tallahassee, Fla.	Independent student newspaper of Florida State University
2007	Central Florida Future	Orlando, Fla.	Independent student newspaper of the University of Central Florida
	Central Ohio Advertiser Network	Chillicothe, Ohio	A network of eight weekly shoppers with the Advertiser brand
	Schedule Star LLC	Wheeling, W.Va.	Online high school sports network
2008	X.com, Inc. (BNQT.com)	Pasadena, Calif.	Action sports Web site
	ShopLocal	Chicago, Ill.	Marketing and database services company
	CareerBuilder	Chicago, Ill., Atlanta, Ga.	Job search, employment and careers Web site
	Pearls Review	St. Petersburg, Fla.	A nursing certification and education Web site
	Ripple6	New York, N.Y.	Provider of social media services

Dispositions 2004-2008

Year disposed	Name	Location	Publication times or business
2004	The Times (4)	Gainesville, Ga.	Daily newspaper
2005	The Bellingham Herald (3)	Bellingham, Wash.	Daily newspaper
	The Idaho Statesman (3)	Boise, Idaho	Daily newspaper
	The Olympian (3)	Olympia, Wash.	Daily newspaper
	Public Opinion (2)	Chambersburg, Pa.	Daily newspaper
Texas-New Mexico
	Newspapers Partnership (2)	Texas, New Mexico	Daily newspapers
2006	Muskogee Phoenix (1)	Muskogee, Okla.	Daily newspaper
2007	Chronicle Tribune (1)	Marion, Ind.	Daily newspaper
	Norwich Bulletin	Norwich, Conn.	Daily newspaper
	Rockford Register Star	Rockford, Ill.	Daily newspaper
	The Herald-Dispatch	Huntington, W. Va.	Daily newspaper
	Observer-Dispatch	Utica, N.Y.	Daily newspaper
2008	Telematch	Springfield, Va.	Database marketing services company

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

(2)	On Dec. 25, 2005, the company contributed the Public Opinion to the Texas-New Mexico Newspapers Partnership at which time the partnership was expanded. At the time of the expansion, the company’s interest in the partnership was reduced from 66.6% to 40.6%.

(3)	Exchanged for The Tallahassee Democrat in Tallahassee, Fla., plus cash consideration.

(4)	Exchanged for The Daily News Journal in Murfreesboro, Tenn., and several other nondaily publications (including The Williamson County Review Appeal in Franklin, Tenn.)

QUARTERLY STATEMENTS OF INCOME (Unaudited)
In thousands of dollars, except per share amounts

Fiscal year ended December 28, 2008	1st Quarter(2)	2nd Quarter(2)(3)	3rd Quarter	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$1,096,894	$1,108,189	$977,111	$963,398	$4,145,592
Publishing circulation	309,178	305,994	298,978	302,487	1,216,637
Digital	13,893	20,008	77,594	169,883	281,378
Broadcasting	170,180	192,568	197,000	212,785	772,533
All other	86,724	91,230	86,627	86,929	351,510

Total	1,676,869	1,717,989	1,637,310	1,735,482	6,767,650

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	986,500	988,538	985,004	1,052,685	4,012,727
Selling, general and administrative expenses, exclusive of depreciation	294,896	299,539	328,320	355,207	1,277,962
Depreciation	59,602	55,109	57,682	58,594	230,987
Amortization of intangible assets	8,240	6,475	7,123	9,373	31,211
Asset impairment and other charges	—	2,501,874	—	5,474,544	7,976,418

Total	1,349,238	3,851,535	1,378,129	6,950,403	13,529,305

Operating income (loss)	327,631	(2,133,546)	259,181	(5,214,921)	(6,761,655)

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	(11,755)	(252,793)	5,711	(116,088)	(374,925)
Interest expense	(48,549)	(43,957)	(46,802)	(51,537)	(190,845)
Other non-operating items	24,151	5,340	(3,333)	(4,698)	21,460

Total	(36,153)	(291,410)	(44,424)	(172,323)	(544,310)

Income (loss) before income taxes	291,478	(2,424,956)	214,757	(5,387,244)	(7,305,965)
Provision (benefit) for income taxes	99,700	(134,200)	56,700	(680,600)	(658,400)

Net income (loss)	$191,778	$(2,290,756)	$158,057	$(4,706,644)	$(6,647,565)

Per share computations(1)
Net income (loss) per share — basic	$0.84	$(10.03)	$0.69	$(20.65)	$(29.11)

Net income (loss) per share — diluted	$0.84	$(10.03)	$0.69	$(20.65)	$(29.11)

Dividends per share	$0.40	$0.40	$0.40	$0.40	$1.60

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount for the year.

(2)	Certain amounts differ from amounts previously reported on Form 10-Q due to revenue reclassifications made in connection with the company’s new “Digital” segment described in Note 1 to the Consolidated Financial Statements and the reclassification of accelerated depreciation recognized in the second quarter of 2008 to asset impairment and other charges from depreciation.

(3)	Results for the second quarter of 2008 include pre-tax non-cash impairment charges of $2.8 billion ($2.5 billion after-tax or $11.08 per share). The asset impairment charges did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

(4)	Results for the fourth quarter of 2008 include pre-tax non-cash asset impairment and other charges of $5.6 billion ($4.9 billion after-tax or $21.34 per share). These charges did not affect the company’s operations or cash flow. Refer to Note 3 of the Consolidated Financial Statements for more information.

QUARTERLY STATEMENTS OF INCOME (Unaudited)
In thousands of dollars, except per share amounts

Fiscal year ended December 30, 2007	1st Quarter(3)	2nd Quarter(3)	3rd Quarter	4th Quarter(2)	Total
Net operating revenues
Publishing advertising	$1,221,627	$1,281,555	$1,187,744	$1,246,233	$4,937,159
Publishing circulation	317,535	312,506	309,143	313,172	1,252,356
Digital	13,087	16,346	17,181	23,733	70,347
Broadcasting	183,059	204,666	189,540	212,032	789,297
All other	95,906	97,562	95,085	101,748	390,301

Total	1,831,214	1,912,635	1,798,693	1,896,918	7,439,460

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	1,057,936	1,052,476	1,026,041	1,027,630	4,164,083
Selling, general and administrative expenses, exclusive of depreciation	320,521	320,636	313,654	315,279	1,270,090
Depreciation	62,185	62,677	61,017	60,396	246,275
Amortization of intangible assets	8,855	8,855	8,852	9,524	36,086
Intangible asset impairment	—	—	—	72,030	72,030

Total	1,449,497	1,444,644	1,409,564	1,484,859	5,788,564

Operating income	381,717	467,991	389,129	412,059	1,650,896

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	(1,480)	17,470	15,332	9,371	40,693
Interest expense	(72,945)	(66,400)	(63,010)	(57,470)	(259,825)
Other non-operating items	(38)	10,324	4,173	2,654	17,113

Total	(74,463)	(38,606)	(43,505)	(45,445)	(202,019)

Income before income taxes	307,254	429,385	345,624	366,614	1,448,877
Provision for income taxes	100,900	139,500	111,600	121,300	473,300

Income from continuing operations	206,354	289,885	234,024	245,314	975,577

Discontinued operations
Income from the operation of discontinued operations, net of tax	4,258	1,963	—	—	6,221
Gain on disposal of newspaper businesses, net of tax	—	73,814	—	—	73,814

Net income	$210,612	$365,662	$234,024	$245,314	$1,055,612

Per share computations(1)
Earnings from continuing operations per share — basic	$0.88	$1.24	$1.01	$1.06	$4.18

Earnings from discontinued operations
Discontinued operations per share — basic	.02	.01	—	—	.03
Gain on disposal of newspaper businesses per share — basic	—	.32	—	—	.32

Net income per share — basic	$0.90	$1.56	$1.01	$1.06	$4.53

Earnings from continuing operations per share — diluted	$0.88	$1.24	$1.01	$1.06	$4.17

Earnings from discontinued operations
Discontinued operations per share — diluted	.02	.01	—	—	.03
Gain on disposal of newspaper businesses per share — diluted	—	.31	—	—	.32

Net income per share — diluted	$0.90	$1.56	$1.01	$1.06	$4.52

Dividends per share	$0.31	$0.31	$0.40	$0.40	$1.42

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount for the year. In addition, the sum of the individual per share amounts in each period may not equal the total per share amounts due to rounding.

(2)	Results for the fourth quarter of 2007 include pre-tax non-cash intangible asset impairment charges of $72.0 million ($50.8 million after-tax or $.22 per share). The asset impairment charges did not affect the company’s operations or cash flow. Refer to Note 4 of the Consolidated Financial Statements for more information.

(3)	Certain amounts differ from amounts previously reported on Form 10-Q due to revenue reclassifications made in connection with the company’s new “Digital” segment described in Note 1 to the Consolidated Financial Statements.

SCHEDULE II — Valuation and qualifying accounts and reserves
In thousands of dollars

	Balance at		Additions/(reductions)
	beginning	Additions charged	for acquisitions/	Deductions	Balance at
Allowance for doubtful receivables	of period	to cost and expenses	dispositions (2)	from reserves (1)	end of period
Fiscal year ended Dec. 28, 2008	$36,772	$57,671	$4,080	$(39,515)	$59,008
Fiscal year ended Dec. 30, 2007	$38,123	$27,786	$174	$(29,311)	$36,772
Fiscal year ended Dec. 31, 2006	$40,037	$24,188	$864	$(26,966)	$38,123

(1)	Consists of write-offs, net of recoveries in each year.

(2)	Also includes foreign currency translation adjustments in each year.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 28, 2008.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CareerBuilder LLC, which is included in the 2008 consolidated financial statements of Gannett Co., Inc. On Sept. 3, 2008, the company acquired an additional 10% stake in CareerBuilder LLC, increasing its ownership to 50.8% thereby becoming majority and controlling owner. In connection with this, the company began consolidating results of CareerBuilder and it represented approximately 7% of the company’s total assets at Dec. 28, 2008. Due to the timing of this acquisition and as permitted by SEC guidance, management excluded CareerBuilder from its Dec. 28, 2008, assessment of internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of Dec. 28, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 28, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of CareerBuilder LLC, which is included in the 2008 consolidated financial statements of Gannett Co., Inc. and constituted $557 million and $130 million of total and net assets, respectively, as of December 28, 2008 and $195 million and $14 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Gannett Co., Inc. also did not include an evaluation of the internal control over financial reporting of CareerBuilder LLC.
In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Gannett Co., Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.
McLean, Virginia
February 24, 2009
ITEM 9B. OTHER EVENTS
On Feb. 25, 2009, the Gannett Board of Directors appointed Howard Elias to serve on the Board’s Digital Technology Committee and Scott McCune to serve on the Board’s Nominating and Public Responsibility Committee, effectively immediately.
On February 24, 2009, the company’s Executive Compensation Committee approved amendments to the Digital Long-Term Incentive Plan dated as of December 4, 2007, to modify the definition of digital revenue and the formula used to determine qualifying performance-based compensation under Section 162(m) of the Internal Revenue Code. The amended Plan is attached as Exhibit 10-16-1 to this Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.
Paul Davidson
Chairman and Chief Executive Officer, Newsquest (2003-present). Formerly: Chief Executive, Newsquest (2001-2003). Age 54. U.K. citizen.
Robert J. Dickey
President, U.S. Community Publishing, formerly Newspaper Division (February 2008-present). Formerly Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008); President and Publisher of The Desert Sun, Palm Springs, Calif., (1993-2005) and Group Vice President of the Pacific Group (1997-2005). Age 51.
Craig A. Dubow
Chairman, President and Chief Executive Officer (July 2006-present). Formerly: President and CEO (2005-2006); and President and CEO, Gannett Broadcasting (2001-2005). Age 54.
Daniel S. Ehrman, Jr.
Vice President, Planning & Development (1997-present). Age 62.
George R. Gavagan
Vice President and Controller (1997-present). Age 62.
Roxanne V. Horning
Senior Vice President, Human Resources (July 2006-present). Formerly: Vice President, Human Resources (2005-2006); and Vice President, Compensation and Benefits (2003-2005). Age 59.
Dave Lougee
President, Gannett Broadcasting (July 2007-present). Formerly: Executive Vice President, Media Relations, Belo (2006-2007); Senior Vice President, Belo (2005-2006); General Manager, Belo TV and Cable Operations, Seattle/Tacoma (2000-2005). Age 50.
Gracia C. Martore
Executive Vice President and Chief Financial Officer (April 2006-present). Formerly: Senior Vice President and CFO (2003-2006). Age 57.
Craig A. Moon
President and Publisher, USA TODAY (2003-present). Formerly: Executive Vice President, Gannett Newspaper Division (2002-2003). Age 59.
Chris D. Saridakis
Senior Vice President and Chief Digital Officer (2008-present). Formerly: CEO, PointRoll, Inc. (2005-2007); Chief Operating Officer and Head of Strategy, PointRoll (2003-2005). Age 40.
Wendell J. Van Lare
Senior Vice President, Gannett Labor Relations (June 2006-present). Formerly: Vice President and Senior Labor Counsel (1994-2006). Age 64.
John A. Williams
President, Gannett Digital Ventures (January 2008-present). Formerly: President, Gannett Digital (January 2006-December 2007); Senior Vice President, Diversified Business and Development, Newspaper Division (2003-2005); Vice President, Business Development, Newspaper Division (1995-2003). Age 58.
Kurt Wimmer
Senior Vice President and General Counsel (August 2006-present). Formerly: Partner, Covington & Burling, LLP (1995-2006). Age 49.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 40.
(2) Financial Statement Schedules.
As listed in the Index to Financial Statements and Supplementary Data on page 40.
Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3) Exhibits.
See Exhibit Index on pages 76-79 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2009	GANNETT CO., INC. (Registrant)
	By:	/s/ Gracia C. Martore
Gracia C. Martore,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 25, 2009	/s/ Craig A. Dubow
Craig A. Dubow,
Chairman, President and Chief Executive Officer

Dated: February 25, 2009	/s/ Gracia C. Martore
Gracia C. Martore,
Executive Vice President and Chief Financial Officer

Dated: February 25, 2009	/s/ George R. Gavagan
George R. Gavagan,
Vice President and Controller

Dated: February 25, 2009	/s/ Craig A. Dubow
Craig A. Dubow,
Director, Chairman

Dated: February 25, 2009	/s/ Howard D. Elias
Howard D. Elias, Director

Dated: February 25, 2009	/s/ Arthur H. Harper
Arthur H. Harper, Director

Dated: February 25, 2009	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 25, 2009	/s/ Marjorie Magner
Marjorie Magner, Director

Dated: February 25, 2009	/s/ Scott K. McCune
Scott K. McCune, Director

Dated: February 25, 2009	/s/ Duncan M. McFarland
Duncan M. McFarland, Director

Dated: February 25, 2009	/s/ Donna E. Shalala
Donna E. Shalala, Director

Dated: February 25, 2009	/s/ Neal Shapiro
Neal Shapiro, Director

Dated: February 25, 2009	/s/ Karen Hastie Williams
Karen Hastie Williams, Director

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

2-1	Equity Purchase Agreement, dated as of August 28, 2008, among Cape Publications, Inc., Gannett Satellite Information Network, Inc., Tribune Media Net, Inc. and Tribune National Marketing Company.	Incorporated by reference to Exhibit 2-1 to Gannett Co., Inc.’s Form 8-K dated August 28, 2008 and filed September 3, 2008.

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-8-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-9	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A/A filed on May 23, 1990.

4-10	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

Exhibit
Number	Exhibit	Location

10-1	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333- 04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

10-2	Description of supplemental insurance benefits.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Attached.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6	Omnibus Incentive Compensation Plan, as amended.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

10-6-1	Amendment to Omnibus Incentive Compensation Plan dated August 7, 2007.*	Incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-6-2	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-6-3	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

Exhibit
Number	Exhibit	Location

10-6-4	Form of Director Restricted Stock Award Agreement.*	Attached.

10-6-5	Form of Executive Officer Stock Option Award Agreement.*	Attached.

10-6-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

10-7	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-8	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-8-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-8-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-9	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-9-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-9-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-10	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-10-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-10-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-11	Summary of Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-12	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

Exhibit
Number	Exhibit	Location

10-12-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-13	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-13-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-14	Amendment for section 409A Plans dated December 31, 2008.*	Attached.

10-15	Executive Life Insurance Plan document dated December 31, 2008.*	Attached.

10-16	Termination Benefits Agreement dated as of December 5, 2007 between Gannett Co., Inc. and Christopher Saridakis.*	Attached.

10-16-1	Digital Long-Term Incentive Plan dated as of December 4, 2007, as amended on February 24, 2009.*†	Attached.

10-17	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Attached.

10-18	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Attached.

10-19	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Attached.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.
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

*	Asterisks identify management contracts and compensatory plans or arrangements.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance your reading and understanding of Gannett’s 2008 Form 10-K.
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
DIGITAL/ONLINE REVENUES - These include revenue from advertising placed on Web sites that are associated with the company publishing and broadcasting operations which are reflected as revenues of those business segments, and revenues from the businesses that comprise the Digital segment, principal of which are CareerBuilder (employment Web site) and PointRoll (technology/marketing services revenue).
DIGITAL SEGMENT - Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of acquisition Nov. 13, 2008).
DISCONTINUED OPERATIONS - A term which refers to businesses which have been sold or disposed of by the company. To achieve comparability in financial reporting for all remaining operations, the results from discontinued operations are reclassified from the normal operating section of the Statements of Income and presented in a separate section entitled “Discontinued Operations.”
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
MINORITY INTEREST - The portion of equity and net earnings in consolidated subsidiaries that is owned by others.
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