Form 10-Q
period 2009-03-29
GANNETT CO INC /DE/
filed 2009-05-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of March 29, 2009, was 232,435,091.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Operations
Gannett Co, Inc. (the Company) reported 2009 first quarter earnings per diluted share were $0.34 compared with $0.84 per share in the first quarter of 2008. The results for the first quarter of 2009 include a $39.8 million pre-tax settlement gain related to one of the Company’s union pension plans ($24.7 million after-tax or $0.11 per share) and $6.6 million in pre-tax severance and facility-related consolidation costs ($4.3 million after-tax or $0.02 per share). Results for the first quarter of 2008 included a $25.5 million pre-tax gain on the sale of land ($15.8 million after-tax or $0.07 per share). Excluding these one-time items, the Company earned $0.25 per diluted share in 2009’s first quarter compared to $0.77 per diluted share in the first quarter a year ago.
Liquidity Matters
In March 2009, the Company borrowed under its revolving credit agreements funds sufficient to pay down the $563.4 million of floating rate notes due in May 2009. On the Company’s Condensed Consolidated Balance Sheet, those funds are reflected in cash and cash equivalents and the floating rate notes are reflected as current portion of long-term debt. The Company’s net debt (total debt of $4.3 billion less unrestricted cash as defined in the Company’s credit agreements of $563.4 million) at March 29, 2009 totaled $3.7 billion. Excluding the floating rates notes that will be repaid in May 2009, the Company has no debt maturities until June 2011.
On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% unsecured notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes. Further information regarding this exchange offer and other liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statement of Cash Flows” on page 7.
Operating Revenue and Expense Discussion
The narrative which follows provides background on key revenue and expense areas and principal factors affecting comparisons and amounts. Comparisons are to the first quarter of 2008 unless otherwise noted. The narrative below is focused mainly on changes in historical financial results. However, certain operating information that includes results for CareerBuilder and ShopLocal, which the Company began consolidating in 2008, is also presented on a pro forma basis, which assumes that these entities were consolidated throughout the periods covered by the narrative. The Company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the Company uses this same pro forma data in its external reporting of key financial results and benchmarks.
Operating Revenues
Operating revenues declined 18% to $1.4 billion for the first quarter of 2009. The revenue decline reflects primarily the impact on advertising demand of the ongoing recessions in the U.S. and the UK economies. Digital segment revenues increased significantly due to the consolidation of CareerBuilder and ShopLocal for the full quarter in 2009. A more detailed discussion of revenues by business segment is included in following sections of this report.
Operating Expenses
Operating expenses declined 10% to $1.2 billion for the first quarter, as a result of cost containment efforts including the impact of headcount reductions in previous periods, furloughs in the quarter and the pension settlement gain. The effect of these cost saving initiatives was offset partially by restructuring expenses. As well, the full consolidation of CareerBuilder and ShopLocal impacted reported expenses. Excluding the pension settlement gain and restructuring expenses in both years, pro forma operating expenses were 18% lower for the quarter.
Excluding severance costs, payroll expenses were down 15% for the quarter reflecting headcount reductions across the Company as well as the furloughs in the quarter, offset partially by the full consolidation of CareerBuilder and ShopLocal. On a pro forma basis, payroll expense excluding severance was down 23%.

Newsprint expenses were down 16% for the first quarter of 2009. Newsprint usage prices for the first quarter rose 20% but were more than offset by a 30% decline in consumption. Newsprint prices have been declining since the end of 2008 and favorable price comparisons are expected for the remainder of 2009.
Publishing Results
Publishing revenues declined 27% to $1.1 billion from $1.5 billion in the first quarter of 2009. On a constant currency basis, publishing revenues declined 23%. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 27% to 1.44 from 1.98 in the first quarter of 2008.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 66% and 27%, respectively, of total publishing revenues for the first quarter of 2009. Advertising revenues include amounts derived from advertising placed with print products as well as publishing internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

First Quarter	2009	2008	% Change

Advertising	$722,755	$1,096,894	(34)
Circulation	299,683	309,178	(3)
All other	69,390	86,724	(20)

Total	$1,091,828	$1,492,796	(27)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

First Quarter	2009	2008	% Change

Retail	$368,227	$480,789	(23)
National	121,238	175,225	(31)
Classified	233,290	440,880	(47)

Total publishing advertising revenue	$722,755	$1,096,894	(34)

Publishing advertising revenues decreased 34% in the quarter to $723 million from $1.1 billion in the first quarter of 2008. On a constant currency basis, total publishing advertising revenue would have been 30% lower for the first quarter. For U.S. publishing, advertising decreased 29%, while in the UK, advertising revenues fell 55%. On a constant currency basis, advertising revenues in the UK declined 39% for the first quarter.
In all advertising categories in the U.S. and UK, revenues were adversely affected by the continuing recessionary economic conditions.
Retail advertising revenues in total declined 23%. In the U.S. retail was down 21%, while in the UK retail revenues fell 44% (23% in pounds). Revenues were lower in all principal retail categories, with the most significant declines in the furniture and department store categories.
National advertising revenues declined 31% for the first quarter. National ad revenue at USA TODAY was down 34% as paid ad pages were 527 compared to 826 for the same period last year. Revenue growth in the telecommunications, pharmaceutical and advocacy categories was more than offset by losses in the entertainment, travel and financial categories. National revenues were also lower for USA Weekend, Newsquest and the U.S. Community Publishing Group.
Classified advertising revenues declined 47% for the quarter, reflecting declines of 63% in employment, 51% in real estate and 39% in automotive. Domestically, classified revenues were 40% lower. Employment was down 63%, real estate was 37% lower and automotive was 33% below last year.
UK classified revenues were 60% lower for the quarter. On a constant currency basis, UK classified revenues were down 45% for the quarter. On a constant currency basis, real estate revenues were 60% lower for the quarter, employment revenue declined 51% and automotive was off 43%.

The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s new digital segment. These online/digital advertising revenues declined 23% for the quarter, due principally to reduced employment advertising. Absent the impact of lower employment advertising, online advertising for U.S. community publishing rose in the low single digits.
Circulation revenues declined 3% for the first quarter of 2009. Domestic circulation revenue increased 1% reflecting recent single copy and home delivery price increases in several markets and at USA TODAY. Circulation revenues were higher at USA TODAY, reflecting in part the December 2008 increase in price of the newspaper at newsstands and vending machines from $0.75 to $1.00. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 10%, while Sunday net paid circulation was down 6%. Volumes were affected, in part, by single copy and home delivery price increases initiated at most U.S. newspapers in 2008 and by selective culling of distribution in certain areas. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 7% from 2,284,219 in 2008 to 2,113,725 in 2009.
The decrease in “All other” revenues for the first quarter is primarily due to lower commercial printing activity and a decline in the British pound to U.S. dollar exchange rate.
Publishing operating expenses were down 21% in the quarter to $955 million from $1.2 billion in the first quarter of 2008. The decline was driven by continued cost containment efforts including the impact of headcount reductions in previous periods, furloughs in the quarter, lower newsprint expense and the pension settlement gain of $39.8 million. These savings were offset, in part, by $6.6 million in severance and facility-related consolidation costs in the quarter. Publishing operating expenses, excluding severance expenses and facility consolidation costs as well as the pension settlement gain, were 18% lower.
Newsprint expense was 16% lower for the quarter, reflecting a 30% decline in usage, including savings from web width reductions and greater use of light weight newsprint, partially offset by a 20% increase in price. For the remainder of 2009, newsprint prices are expected to be below prior year levels and consumption will continue to be significantly below last year.
Publishing segment operating income declined $149 million or 52% for the quarter, reflecting the challenging advertising environment, partially mitigated by cost savings throughout the group and the pension settlement gain. Excluding the pension settlement gain and restructuring costs, segment operating income would have declined $183 million or 64%. The weakening of the British pound also contributed to the decline in operating income.
Digital Results
Beginning with the third quarter of 2008, a new “Digital” business segment has been reported, which includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, Schedule Star and Ripple6. Results for CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008 when the Company acquired a controlling interest in CareerBuilder and increased its ownership in ShopLocal to 100% from 42.5%. Ripple6 was acquired in November 2008. Results for PointRoll, Planet Discover and Schedule Star, which had been previously included in the publishing segment, have been reclassified to the digital segment for the prior period. Operating results from the operation of Web sites that are associated with publishing operations and broadcast stations continue to be reported in the publishing and broadcast segments.
Digital segment operating revenues totaled $143 million in the quarter compared with $14 million in 2008. Digital operating expenses totaled $144 million in the quarter compared with $15 million in 2008. Digital operating revenue and expense increases reflect primarily the consolidation of CareerBuilder and ShopLocal. On a pro forma basis, assuming CareerBuilder and ShopLocal had been fully consolidated for 2008, operating revenues would have been down 13% and expenses would have been down 22% reflecting significant cost savings from CareerBuilder.
The operating loss for the digital segment of $1 million reflects positive results in the quarter for CareerBuilder, PointRoll and ShopLocal, which were offset by continued investment in other digital properties. Pro forma operating results improved by over $18 million, reflecting significantly better results for CareerBuilder and ShopLocal.

Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $143 million in the first quarter, a 16% decrease compared to $170 million in 2008. The decline was due to softer advertising demand, particularly in the automotive and retail categories, and the near absence of politically related advertising which totaled approximately $5 million in the first quarter of 2008. These lower results were partially offset by a significant increase in retransmission revenues, Super Bowl related advertising that benefited the Company’s NBC affiliates, and higher online revenue.
Broadcasting operating expenses for the first quarter totaled $99 million, down 12% from $112 million a year ago, reflecting ongoing efficiency efforts.
Reported operating income from broadcasting declined $14 million or 24% in the first quarter.
Television revenues were 15% lower. Based on current trends, the Company expects television revenues to be down in the high teens for the second quarter of 2009 compared to the second quarter of 2008.
Corporate Expense
Corporate expenses in the first quarter were $14 million compared to $16 million a year ago. The decline reflects cost containment efforts, including headcount reductions in the previous periods and furloughs in the quarter.
Consolidated Operating Expenses
For the first quarter, operating expenses declined by $137 million or 10%. Costs for the quarter include $6.6 million of severance and consolidation expenses and operating costs from the consolidation of CareerBuilder and ShopLocal. In addition, pension expenses were $9 million higher excluding the pension settlement gain. However, these incremental costs were more than offset by newsprint savings (higher prices more than offset by lower consumption), lower payroll and benefit expenses due to headcount reductions, savings from furloughs (approximately $20 million), a lower currency exchange rate for Newsquest expenses, the pension settlement gain and generally aggressive cost controls throughout publishing, broadcast, digital and corporate operations.
On a pro forma basis and excluding severance and consolidation expenses and the pension settlement gain, consolidated operating expenses for the quarter declined 18%.
Non-Operating Income and Expense
Equity Earnings
The equity loss in unconsolidated investees for the first quarter of 2009 was $2.7 million compared to $11.8 million for the first quarter of 2008. This change reflects primarily the absence of the Company’s equity share of losses related to CareerBuilder and ShopLocal which are now consolidated, partially offset by lower results from the Company’s newspaper publishing partnerships.
Interest Expense
The Company’s interest expense increased $0.4 million or 0.7% for the quarter, reflecting lower average debt balances offset by slightly higher interest rates.
Total average outstanding debt for the first quarter was $3.88 billion in 2009 and $3.99 billion in 2008. The weighted average interest rate for total outstanding debt was 4.70% for the first quarter of 2009 compared to 4.62% last year.
As described more fully on page 8 and subsequent to the end of the first quarter of 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% unsecured notes due April 2012 for new 10% senior notes. As a result of this exchange, interest expense associated with the tendered debt will increase for the remainder of 2009 reflecting the higher coupon rate and discount amortization.
At the end of the first quarter of 2009, the Company had approximately $2.7 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $13.7 million.
Other Non-Operating Items
The $21.7 million decline in other non-operating items to $2.5 million in the first quarter of 2009 was due primarily to the absence of the $25.5 million pre-tax gain on the sale of land reported in the first quarter of 2008.

Provision for Income Taxes
The Company’s effective income tax rate for continuing operations was 33.6% for the first quarter compared to 34.2% for the comparable period of 2008. The lower tax rate for the first quarter 2009 reflects incremental benefits from the release of tax reserves from prior years upon the favorable settlement of issues under examination. In addition, the tax rate reflects a benefit from a lower statutory rate on UK earnings.
Net Income Attributable to Gannett Co., Inc.
The net income attributable to Gannett Co., Inc. was $77 million or $0.34 per diluted share for the first quarter of 2009 compared to $192 million or $0.84 per diluted share for the first quarter of 2008.
The weighted average number of diluted shares outstanding for the first quarter of 2009 totaled 230,951,000 compared to 229,661,000 for the first quarter of 2008. There were no shares repurchased in the first quarter of 2009. See Part II, Item 2 for information on share repurchases.
Certain Matters Affecting Future Operating Results
The Company’s results to be reported for the second quarter of 2009 will continue to be adversely affected by the recessionary conditions in the U.S. and UK economies.
Advertising revenues are likely to be adversely affected in all key categories and revenue comparisons will continue to be challenged. Operating results comparisons for the UK are also likely to continue to be adversely affected by the lower exchange rate of the British pound.
Newsprint market prices weakened throughout the first quarter because of a global decline in demand. Despite production cuts by producers, this downward price pressure will likely continue for the remainder of the year. The Company expects favorable newsprint price and expense comparisons for the balance of 2009.
The Company may further reduce Company wide expense levels in the face of these different economic factors and the competitive pressures facing its businesses. For the second quarter of 2009, the Company has instituted a one-week furlough program applicable to substantially all employees of its domestic divisions. In addition, certain higher-paid employees will take either a temporary reduction in pay equivalent to an additional week of pay or a second one-week furlough. Newsquest, the Company’s UK operation, has also implemented a voluntary furlough program.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s cash flow from operating activities was $176.0 million for the first quarter of 2009, compared to $337.2 million in 2008. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
Cash flows used in the Company’s investing activities totaled $14.7 million for the three months of 2009, reflecting $18.9 million of capital spending, $5.1 million of payments for acquisitions, and $2.8 million for investments. These cash outflows were partially offset by $5.3 million of proceeds from the sale of assets and $6.9 million of proceeds from investments.
Cash flows provided by financing activities totaled $388.9 million for the first three months of 2009 reflecting net debt borrowings of $480.1 million and the payment of dividends totaling $91.2 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the first quarter of 2009, totaled $9.2 million and was paid in April 2009.
The long-term debt of the Company is summarized below:

In thousands of dollars	Mar. 29, 2009	Dec. 28, 2008

Unsecured floating rate notes due May 2009	$563,390	$632,205

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	498,622	498,464

Unsecured floating rate term loan due July 2011	280,000	280,000

Borrowings under revolving credit agreements expiring March 2012	2,454,000	1,907,000

Unsecured notes bearing fixed rate interest at 6.375% due April 2012	499,325	499,269

Other indebtedness	4	4

	$4,295,341	$3,816,942

Less: current portion of long-term debt	563,390	—

Long-term debt	$3,731,951	$3,816,942

In March 2009, the Company borrowed under its revolving credit agreements funds sufficient to pay down the $563.4 million of floating rate notes due in May 2009. On the Company’s Condensed Consolidated Balance Sheet, those funds are reflected in cash and cash equivalents and the floating rate notes are reflected as current portion of long-term debt. The Company anticipates reducing the level of borrowings under its revolving credit facilities over time with cash flow from operations and will look to strategically refinance amounts borrowed with the issuance of longer-term debt or through other means.
On February 25, 2009, the Board of Directors declared a dividend of $0.04 per share, payable on April 1, 2009, to shareholders of record as of the close of business March 6, 2009. This represents a 90% reduction from the prior quarter’s dividend rate of $0.40 cents per share. The Board’s action in setting the new quarterly dividend rate, a response to the full-fledged recessions in the U.S. and UK and the continuing difficulties in the credit markets, strengthens the Company’s balance sheet and allows the Company greater financial flexibility to reallocate more than $325 million of free cash flow annually toward debt repayment.
On October 31, 2008, the Company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the Company maintain shareholder’s equity in excess of $3.5 billion was replaced with a new covenant that requires that the Company maintain a senior leverage ratio of less than 3.5x. The new covenant also requires the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. Currently, all of the Company’s debt is senior and unsecured. At March 29, 2009, the senior leverage ratio was 2.92x. The Company believes its senior leverage ratio will remain below 3.5x during 2009.

In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the Company raises in the capital markets prior to December 31, 2009. Irrespective of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on December 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the Company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%.
Under each of the agreements, the Company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Under the amended revolving credit agreements, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the Company will pay an applicable margin of 2.25% under each of the revolving credit agreements and the term loan agreement.
In connection with each of its three revolving credit agreements and its term loan agreement, the Company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fall below investment grade. In the first quarter of 2009, the Company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes and other unsecured debt of the Company became structurally subordinated to the revolving credit agreements and the term loan.
In April 2009, Moody’s placed on review for possible downgrade the Company’s “Ba1” corporate family rating, “Ba1” probability of default rating and “Ba2” senior unsecured note ratings. Such credit rating downgrades can affect the availability and cost of future financing.
During the first quarter of 2009, the Company repurchased $68.8 million in principal amount of its floating rate notes in privately negotiated transactions at a discount. In connection with these transactions, the Company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest swap agreements.
On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% unsecured notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
The new 2015 notes and the new 2016 notes (together, the New Notes) are senior unsecured obligations and are guaranteed by those Company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In connection with the exchange transactions and in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company expects to record a gain in the second quarter of 2009 resulting from recording the New Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. The discount created by recording the New Notes at fair value instead of face value will be amortized over the term of the loans to interest expense.
The Company has an effective universal shelf registration statement under which an unspecified amount of securities may be issued, subject to a $7 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The Company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.
The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar debt with the same remaining maturities and similar terms, totaled $3.1 billion at March 29, 2009.

On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of March 29, 2009, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock in the next few quarters. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive income and reported as part of shareholders’ equity, totaled $343.8 million at the end of the first quarter 2009 versus $355.3 million at the end of 2008. This change reflects a 2% decrease in the exchange rate for the British pound. Newsquest’s assets and liabilities at March 29, 2009 and December 28, 2008 were translated from the British pound to U.S. dollars at an exchange rate of approximately 1.43 at March 29, 2009 and 1.46 at the end of 2008, respectively. For the first quarter, Newsquest’s financial results were translated at an average rate of 1.44 for 2009, compared to 1.98 for 2008.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2009 would have increased or decreased approximately 2%.
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
Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continuance of the economic recessionary conditions in the U.S. and the UK or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (1) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, or other intangible asset or property, plant and equipment impairment charges; (n) credit rating downgrades, which could affect the availability and cost of future financing; and (o) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 29, 2009	Dec. 28, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$649,055	$98,949
Trade receivables, less allowance for doubtful receivables (2009 — $54,338; 2008 — $59,008)	685,677	846,590
Other Receivables	54,069	58,399
Inventories	93,674	121,484
Deferred income taxes	28,676	29,386
Prepaid expenses and other current assets	95,167	91,136

Total current assets	1,606,318	1,245,944

Property, plant and equipment
Cost	4,616,256	4,607,363
Less accumulated depreciation	(2,441,632)	(2,385,869)

Net property, plant and equipment	2,174,624	2,221,494

Intangible and other assets
Goodwill	2,870,772	2,872,888
Indefinite-lived and amortizable intangible assets, less accumulated amortization	572,466	582,691
Deferred income taxes	433,762	460,567
Investments and other assets	400,197	413,230

Total intangible and other assets	4,277,197	4,329,376

Total assets	$8,058,139	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 29, 2009	Dec. 28, 2008
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$217,322	$324,573
Compensation, interest and other accruals	408,448	468,722
Dividends payable	9,559	91,465
Income taxes	17,267	—
Current portion of long-term debt	563,390	—
Deferred income	271,999	272,381

Total current liabilities	1,487,985	1,157,141

Income taxes	217,835	227,067
Long-term debt	3,731,951	3,816,942
Postretirement medical and life insurance liabilities	212,946	217,143
Pension liability	822,170	882,511
Other long-term liabilities	244,112	248,482

Total liabilities	6,716,999	6,549,286

Redeemable noncontrolling interest	74,125	72,840

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	678,503	743,199
Retained earnings	6,074,967	6,006,753
Accumulated other comprehensive loss	(462,737)	(469,252)

	6,615,152	6,605,119

Less treasury stock, 91,983,541 shares and 96,295,239 shares, respectively, at cost	(5,462,954)	(5,549,237)

Total Gannett Co., Inc. shareholders’ equity	1,152,198	1,055,882

Noncontrolling interest	114,817	118,806

Total equity	1,267,015	1,174,688

Total liabilities, redeemable noncontrolling interest and equity	$8,058,139	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc.
	March 29, 2009	March 30, 2008	(Dec)
Net Operating Revenues:
Publishing advertising	$722,755	$1,096,894	(34.1)
Publishing circulation	299,683	309,178	(3.1)
Digital	143,160	13,893	***
Broadcasting	143,490	170,180	(15.7)
All other	69,390	86,724	(20.0)

Total	1,378,478	1,676,869	(17.8)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	839,004	986,500	(15.0)
Selling, general and administrative expenses, exclusive of depreciation	309,380	294,896	4.9
Depreciation	55,736	59,602	(6.5)
Amortization of intangible assets	8,165	8,240	(0.9)

Total	1,212,285	1,349,238	(10.2)

Operating income	166,193	327,631	(49.3)

Non-operating (expense) income:
Equity losses in unconsolidated investees, net	(2,689)	(11,755)	(77.1)
Interest expense	(48,912)	(48,549)	0.7
Other non-operating items	2,457	24,172	(89.8)

Total	(49,144)	(36,132)	36.0

Income before income taxes	117,049	291,499	(59.8)
Provision for income taxes	39,300	99,700	(60.6)

Net Income	77,749	191,799	(59.5)
Net income attributable to noncontrolling interest	(314)	(21)	***

Net Income attributable to Gannett Co., Inc.	$77,435	$191,778	(59.6)

Earning per share — basic	$0.34	$0.84	(59.5)

Earning per share — diluted	$0.34	$0.84	(59.5)

Dividends per share	$0.04	$0.40	(90.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$77,749	$191,799
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	63,901	67,842
Equity losses in unconsolidated investees, net	2,689	11,755
Stock-based compensation	18,987	7,429
Pension (benefit) expense, net of pension contributions	(29,851)	11,100
Change in other assets and liabilities, net	42,573	47,303

Net cash flow from operating activities	176,048	337,228

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,878)	(28,344)
Payments for acquisitions, net of cash acquired	(5,079)	(11,095)
Payments for investments	(2,827)	(13,550)
Proceeds from investments	6,861	9,214
Proceeds from sale of assets	5,259	63,860

Net cash (used for) provided by investing activities	(14,664)	20,085

Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreements	547,000	—
Payments of unsecured floating rate notes	(66,897)	—
Payments of unsecured promissory notes	—	(118,056)
Dividends paid	(91,224)	(92,394)
Cost of common shares repurchased	—	(57,778)
Distributions to noncontrolling interest shareholders	—	(200)

Net cash provided by (used for) financing activities	388,879	(268,428)

Effect of currency exchange rate change	(157)	(48)

Net increase in cash and cash equivalents	550,106	88,837
Balance of cash and cash equivalents at beginning of period	98,949	77,249

Balance of cash and cash equivalents at end of period	$649,055	$166,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2009
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period ended March 29, 2009, and the comparable period of 2008, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
In the third quarter of 2008, the Company began reporting a new digital segment and a separate digital revenues line in its Statements of Income. The digital segment includes CareerBuilder, ShopLocal, Schedule Star, Planet Discover, PointRoll and Ripple6. Results for CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008 when the Company acquired controlling interest. Ripple6 was acquired in November 2008. Results for Schedule Star, Planet Discover and PointRoll, which had been previously included in the publishing segment, have been reclassified to the digital segment for the prior period. The digital segment and the digital revenues line do not include online/digital revenues generated by Web sites that are associated with the Company’s publishing and broadcasting operating properties. Such amounts are reflected within these segments and are included as part of publishing advertising revenues and broadcasting revenues in the Statements of Income.
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160) at the beginning of its 2009 fiscal year. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the Condensed Consolidated Balance Sheet. Gannett’s SFAS No. 160 adoption resulted in the presentation of a new line “Redeemable noncontrolling interest” in the mezzanine section of the balance sheet. The balance in this line represents redeemable stock held by a noncontrolling owner in CareerBuilder, LLC (CareerBuilder). The redeemable stock is generally exercisable within 30 days after January 1, 2014. On the Condensed Consolidated Statement of Income, SFAS No. 160 affects primarily the Company’s reporting of the 49.2 percent noncontrolling interest in CareerBuilder. Previously, the Company presented this minority interest in “Other non-operating items” in the Condensed Consolidated Statements of Income. Under SFAS No. 160, “Net income” in the Condensed Consolidated Statements of Income reflects 100 percent of CareerBuilder results as the Company holds the controlling interest. “Net income” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income attributable to Gannett Co., Inc.” While this presentation is different than previously required by GAAP, the final net income results attributable to the Company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.
NOTE 2 — Recently issued accounting standards
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) became effective for the beginning of fiscal year 2009. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) did not affect the Company’s financial statements in the first quarter of 2009.
The Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Note 9 contains information regarding the Company’s fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for the Company at the beginning of 2009, and the Company will apply its disclosure provisions prospectively whenever applicable.

NOTE 3 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 29, 2009 and December 28, 2008.

	March 29, 2009		December 28, 2008
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,870,772	—	$2,872,888	—
Indefinite-lived intangibles:
Mastheads and trade names	104,074	—	104,512	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	297,327	122,791	298,566	116,803
Other	59,218	20,666	59,777	18,665
Amortization expense was $8.2 million in the first quarter of 2009 and 2008. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over eight to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, partner relationships, patents and amortizable trade names. These assets were assigned lives of between one and 21 years and are amortized on a straight-line basis.

(in thousands of dollars)
Goodwill	Publishing	Digital	Broadcasting	Total
Balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888
Acquisitions and adjustments	1,554	4,669	—	6,223
Dispositions	(3)	—	—	(3)
Foreign currency exchange rate
Changes	(3,120)	(5,170)	(46)	(8,336)

Balance at March 29, 2009	592,759	660,092	1,617,921	2,870,772

NOTE 4 — Long-term debt
The long-term debt of the Company is summarized below:

In thousands of dollars	Mar. 29, 2009	Dec. 28, 2008

Unsecured floating rate notes due May 2009	$563,390	$632,205

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	498,622	498,464

Unsecured floating rate term loan due July 2011	280,000	280,000

Borrowings under revolving credit agreements expiring March 2012	2,454,000	1,907,000

Unsecured notes bearing fixed rate interest at 6.375% due April 2012	499,325	499,269

Other indebtedness	4	4

	$4,295,341	$3,816,942

Less: current portion of long-term debt	563,390	—

Long-term debt	$3,731,951	$3,816,942

In March 2009, the Company borrowed under its revolving credit agreements funds sufficient to pay down the $563.4 million of floating rate notes due in May 2009. On the Company’s Condensed Consolidated Balance Sheet, those funds are reflected in cash and cash equivalents and the floating rate notes are reflected as current portion of long-term debt.
In connection with each of its three revolving credit agreements and its term loan agreement, the Company agreed to provide guarantees from its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fall below investment grade. In the first quarter of 2009, the Company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes and other unsecured debt of the Company became structurally subordinated to the revolving credit agreements and the term loan.
During the first quarter of 2009, the Company repurchased $68.8 million in principal amount of the floating rate notes in privately negotiated transactions. In connection with these transactions, the Company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest swap agreements.
Refer to Note 14 for subsequent developments related to the Company’s 5.75% fixed rate notes due June 2011 and its 6.375% unsecured notes due April 2012.

NOTE 5 — Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan is the Company’s principal retirement plan and covers most U.S. employees of the Company and its subsidiaries.
The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	First Quarter
(in millions of dollars)	2009	2008

Service cost-benefits earned during the period	$4.3	$23.8
Interest cost on benefit obligation	45.7	53.6
Expected return on plan assets	(43.5)	(70.6)
Amortization of prior service cost (credit)	0.6	(5.2)
Amortization of actuarial loss	12.3	7.9

Pension expense for Company-sponsored retirement plans	19.4	9.5
Settlement gain	(39.8)	—
Union and other pension cost	1.3	1.8

Pension (benefit) cost	$(19.1)	$11.3

During the first quarter of 2009, the Company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. Under the agreement, the Company will make settlement payments of $7.3 million and $7.7 million in May 2009 and May 2010, respectively. As a result of this agreement, the Company recognized a pre-tax pension settlement gain of $39.8 million.
NOTE 6 — Postretirement benefits other than pension
The Company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the Company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The Company’s policy is to fund benefits as claims and premiums are paid. Postretirement benefit costs for health care and life insurance are presented in the following table:

	First Quarter
(in millions of dollars)	2009	2008

Service cost-benefits earned during the period	$0.4	$0.5
Interest cost on net benefit obligation	3.5	3.5
Amortization of prior service credit	(3.9)	(3.9)
Amortization of actuarial loss	1.4	1.2

Net periodic postretirement benefit cost	$1.4	$1.3

NOTE 7 — Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $116.3 million as of December 28, 2008 and $111.6 million as of the end of the first quarter of 2009. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 28, 2008 was $182 million and as of March 29, 2009 was $176 million. The $6 million decrease reflects a net reduction for prior year tax positions of $6.8 million, a reduction for lapses of statutes of limitations of $1.1 million, and additions in the current year of $1.9 million. The reduction for prior year tax positions was primarily related to favorable settlements with U.S. and state tax authorities and to currency exchange rate fluctuation.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The Company recognized interest and penalty expense (income) of $(2.0) million and $3.0 million during the first quarter of 2009 and 2008, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 28, 2008 was approximately $72.6 million and as of March 29, 2009, was approximately $71.1 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2008 tax years remain subject to examination by the IRS. The IRS has commenced examination of the Company’s 2005 and 2006 U.S. income tax returns, and this examination is expected to be completed in 2009. The 2005 through 2008 tax years generally remain subject to examination by state authorities, and the years 2003-2008 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $10 million within the next 12 months, primarily due to lapses of statutes of limitations in various jurisdictions and potential settlements of ongoing audits and negotiations.
NOTE 8 — Supplemental shareholders’ equity information
The following table summarizes the shareholders’ equity for the first quarter of 2009 and 2008. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

December 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	77,435	314	77,749
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,285)	(1,285)
Other comprehensive income (loss)	6,512	(3,018)	3,494
Dividends declared	(9,221)	—	(9,221)
Stock-based compensation	18,987	—	18,987
Other activity	2,603	—	2,603

March 29, 2009	$1,152,198	$114,817	$1,267,015

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

December 30, 2007	$9,017,159	$340	$9,017,499
Comprehensive income:
Net income	191,778	21	191,799
Other comprehensive loss	(9,059)	—	(9,059)
Dividends declared	(91,152)	—	(91,152)
Treasury stock acquired	(57,778)	—	(57,778)
Stock-based compensation	7,429	—	7,429
Other activity	213	(585)	(372)

March 30, 2008	$9,058,590	$(224)	$9,058,366

The table below presents the components of comprehensive income for the first quarter of 2009 and 2008. Other comprehensive income consists primarily of foreign currency translation, pension liability adjustment and interest rate swap mark-to-market adjustments.

	First Quarter
(in thousands of dollars)	2009	2008

Net income	$77,749	$191,799
Less: Redeemable noncontrolling interest accretion	(1,285)	—
(income not available to shareholders)
Other comprehensive income (loss)
Foreign currency translation adjustment	(14,291)	(4,017)
Other	17,785	(5,042)

Total other comprehensive income (loss)	3,494	(9,059)

Total comprehensive income	79,958	182,740

Comprehensive income (loss) attributable to the noncontrolling interest	(3,989)	21

Comprehensive income attributable to Gannett Co., Inc.	$83,947	$182,719

NOTE 9 — Fair value measurement
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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of March 29, 2009 (in thousands):

	Fair Value Measurements as of
	March 29, 2009
	Level 1	Level 2	Level 3	Total
Assets
Employee compensation related investments	39,738	—	—	39,738
Sundry investments	19,123	—	27,425	46,548
Liabilities
Interest rate swaps	—	4,200	—	4,200
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
NOTE 10 — Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are publishing, digital, and broadcasting. Publishing is the largest component of the Company’s business and includes U.S. Community Publishing, Newsquest operations in the UK and the USA TODAY group. The digital segment was established beginning with the third quarter of 2008 and includes CareerBuilder, ShopLocal, Schedule Star, Planet Discover, PointRoll and Ripple6 (See Note 1). Results for PointRoll, Planet Discover and Schedule Star for periods prior to the third quarter of 2008 have been reclassified from the publishing segment to the digital segment. Broadcasting includes the Company’s 23 television stations and Captivate.

	Thirteen weeks ended
	March 29,	March 30,	% Inc.
(unaudited, in thousands of dollars)	2009	2008	(Dec)

Net Operating Revenues:
Publishing	$1,091,828	$1,492,796	(26.9)
Digital	143,160	13,893	***
Broadcasting	143,490	170,180	(15.7)

Total	$1,378,478	$1,676,869	(17.8)

Operating Income (net of depreciation and amortization):
Publishing	$137,163	$286,394	(52.1)
Digital	(1,200)	(862)	39.2
Broadcasting	44,146	57,805	(23.6)
Corporate	(13,916)	(15,706)	(11.4)

Total	$166,193	$327,631	(49.3)

Depreciation and Amortization:

	Thirteen weeks ended
	March 29,	March 30,	% Inc.
(unaudited, in thousands of dollars)	2009	2008	(Dec)

Publishing	$42,155	$54,002	(21.9)
Digital	9,091	1,377	***
Broadcasting	8,603	8,495	1.3
Corporate	4,052	3,968	2.1

Total	$63,901	$67,842	(5.8)

NOTE 11 — Derivative Instruments and Hedging Activities
In August 2007, the Company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and changes in fair value are recorded through accumulated other comprehensive loss with a corresponding adjustment to liabilities. As a result of the strategic redemptions of part of the floating rate notes, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes were recorded through earnings.
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.
At March 29, 2009, the fair value of the interest rate swaps was $4.2 million liability position. This includes $3.2 million designated as hedges under SFAS No. 133 and $1.0 million not designated as hedges under SFAS No. 133. This liability is reported in “Compensation, interest and other accruals” on the Company’s Condensed Consolidated Balance Sheet. First quarter 2009 expense associated with the derivatives designated as hedges under SFAS No. 133, which is classified as “Interest expense” on the Company’s Condensed Consolidated Income Statement, was $4.5 million. First quarter 2009 expense associated with the derivatives not designated as hedges under SFAS No. 133, which is classified as “Other non-operating items” on the Company’s Condensed Consolidated Income Statement, was $0.6 million.
NOTE 12 — Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

	Thirteen weeks ended
	March 29,	March 30,
(in thousands except per share amounts)	2009	2008

Net Income attributable to Gannett Co., Inc.	$77,435	$191,778

Weighted average number of common shares outstanding — basic	229,570	229,219
Effect of dilutive securities
Stock options	486	213
Restricted stock	895	229

Weighted average number of common shares outstanding — diluted	230,951	229,661

Earnings per share — Basic	$0.34	$0.84

Earnings per share — Diluted	$0.34	$0.84

NOTE 13 — Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
NOTE 14 — Subsequent Events
On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% unsecured notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
The new 2015 notes and the new 2016 notes (together, the New Notes) are senior unsecured obligations and are guaranteed by those Company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In connection with the exchange transactions and in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company expects to record a gain in the second quarter of 2009 resulting from recording the New Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. The discount created by recording the New Notes at fair value instead of face value will be amortized over the term of the loans to interest expense.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2009 would have increased or decreased approximately 2%.
At the end of the first quarter of 2009, the Company had approximately $2.7 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $13.7 million.
The estimated fair value of the Company’s total long-term debt totaled $3.1 billion at March 29, 2009.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective as of March 29, 2009, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the first quarter of 2009. The approximate dollar value of shares that may yet be purchased under the program is $808.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. At this time, the Company does not anticipate repurchasing shares of its common stock in the next few quarters.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	GANNETT CO., INC.
/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Digital Long-Term Incentive Plan dated as of December 4, 2007, as amended February 24, 2009 * †	Incorporated by reference to Exhibit 10-16-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

*	Asterisks identify management contracts and compensatory plans or arrangements.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.