Form 10-Q
period 2009-06-28
GANNETT CO INC /DE/
filed 2009-07-30
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of June 28, 2009, was 234,751,324.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Operations
     Gannett Co., Inc. (the Company) reported 2009 second quarter earnings per diluted share of $0.30 compared to a net loss per share of $10.03 for the second quarter of 2008.
     The results for the second quarter of 2009 include: a $42.7 million pre-tax gain related to the Company’s debt exchange ($26.1 million after-tax or $0.11 per share); $16.6 million in pre-tax costs related to workforce restructuring and facility consolidations ($10.3 million after-tax or $0.04 per share); $47.4 million of pre-tax non-cash charges related primarily to asset impairments in the Company’s publishing segment ($29.6 million after-tax or $0.13 per share); and a $28.0 million non-cash charge for the write-downs of certain assets held for sale ($24.2 million after-tax or $0.10 per share).
     The results for the second quarter of 2008 included: a pre-tax curtailment gain for its domestic pension plans of $46.5 million ($28.9 million after tax or $0.13 per share); $39.9 million in pre-tax costs related to workforce restructuring and facility consolidations ($26.4 million after tax or $0.12 per share); and certain non-cash impairment charges totaling approximately $2.8 billion pre-tax ($2.5 billion after-tax or $11.08 per share).
     To facilitate analysis and comparisons of the Company’s operating results for the second quarters of 2009 and 2008, the table below illustrates the impact on a per share basis of the special charges and (credits) noted in the preceding two paragraphs:

	2009	2008
Impact of noted items:
Debt exchange gain	$(0.11)	$—
Workforce restructuring/facility consolidations	0.04	0.12
Asset impairment charges	0.13	11.08
Other asset write downs	0.10	—
Pension curtailment gain	—	(0.13)

Unfavorable impact on reported diluted earnings (loss) per share	$0.16	$11.07

Diluted earnings (loss) per share as reported (and inclusive of the unfavorable impact noted above)	$0.30	$(10.03)

     Excluding the special items noted above, diluted earnings per share declined 56% reflecting the adverse economic conditions in the U.S. and UK. However, each of the Company’s three business segments reported significant levels of operating income for the quarter as the economy-driven revenue declines were offset to a significant degree by cost savings initiatives.
     For the year-to-date periods, the 2009 net income attributable to Gannett Co., Inc. was $147.9 million or $0.64 per diluted share compared to a loss in 2008 of $2.1 billion or $9.17 per diluted share. The special charges and credits referred to above are more fully discussed in the following sections of this report including Notes 3, 5 and 6 to the Condensed Consolidated Financial Statements.
Liquidity Matters
     In March 2009, the Company borrowed under its revolving credit agreements funds sufficient to pay down the then outstanding $563 million of floating rate notes that were due in May 2009. The floating rate notes were repaid as scheduled.
     On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes. The Company reported a non-cash gain of $42.7 million on this exchange, which is reflected as a non-operating item in the Consolidated Statements of Income.

     For the first six months of 2009, the Company’s long-term debt was reduced by $308 million reflecting repayments of $265 million from operating cash flow and the gain from the private exchange offer of $43 million. At the end of the second quarter, the Company’s debt was $3.5 billion, and the Company has no further debt repayment requirements until June of 2011. The Company’s senior leverage ratio was 3.04x as of June 28, 2009.
     Further information regarding this exchange offer and other liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” beginning on page 8.
Operating Revenue and Expense Discussion
     The narrative which follows provides background on key revenue and expense areas and principal factors affecting comparisons and amounts. Comparisons are to the second quarter of 2008 unless otherwise noted. The narrative below is focused mainly on changes in historical financial results. However, certain operating information that includes results for CareerBuilder and ShopLocal, which the Company began consolidating in the third quarter of 2008, is also presented on a pro forma basis, which assumes that these entities were consolidated throughout all periods covered by the narrative. The Company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the Company uses this same pro forma data in its external reporting of key financial results and benchmarks.
Operating Revenues
     Operating revenues declined 18% to $1.4 billion for the second quarter of 2009 and 18% to $2.8 billion for the first six months of the year. The revenue decline reflects primarily the impact on advertising demand of the ongoing recessions in the U.S. and UK economies. Digital segment revenues increased significantly due to the consolidation of CareerBuilder and ShopLocal since the third quarter of 2008. On a pro forma basis, operating revenues decreased 24% for the quarter and year-to-date periods (22% and 21% on a constant currency basis, respectively). A more detailed discussion of revenues by business segment is included in following sections of this report.
Operating Expenses
     Operating expenses declined 67% to $1.3 billion for the second quarter of 2009 and 52% to $2.5 billion for the first six months, as a result of the significant non-cash impairment charges in 2008, continuing cost containment efforts including workforce restructuring, facility consolidations, furloughs and salary adjustments and lower newsprint expense. The consolidation of CareerBuilder and ShopLocal since the third quarter of 2008 had the effect of increasing reported expenses. Excluding the pension gains, workforce restructuring expenses and asset impairment charges in both years, pro forma operating expenses were 20% lower for the quarter and 19% lower year-to-date.
     Excluding severance costs, payroll expenses were down 18% for the quarter and 17% for the first six months, reflecting headcount reductions across the Company as well as the impact of furloughs and salary adjustments, offset partially by the consolidation of CareerBuilder and ShopLocal. On a pro forma basis, payroll expense, excluding severance, was down 25% for the quarter and 24% year-to-date.
     Newsprint expenses were down 27% for the second quarter and 21% for the first six months. Newsprint usage prices for the second quarter rose 7% above last year, but the price impact was more than offset by a 32% decline in consumption. For the six month period, prices were 14% higher than last year and consumption was 31% lower. Newsprint prices have been declining since the end of 2008 and significantly favorable price comparisons to 2008 are expected for the second half of 2009.
Publishing Results
     Publishing revenues declined 26% to $1.1 billion from $1.5 billion in the second quarter and decreased 26% to $2.2 billion from $3.0 billion year-to-date. On a constant currency basis, publishing revenues declined 23% for the second quarter and year-to-date period. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 22% to 1.54 for the second quarter of 2009 from 1.97 last year and for the year-to-date period decreased 25% to 1.49 from 1.98.
     Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 67% and 26%, respectively, of total publishing revenues for the second quarter, and 67% and 27%, respectively, for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Second Quarter	2009	2008	% Change
Advertising	$753,079	$1,108,189	(32)
Circulation	292,757	305,994	(4)
All other	71,437	91,230	(22)

Total	$1,117,273	$1,505,413	(26)

Year-to-date	2009	2008	% Change
Advertising	$1,475,834	$2,205,083	(33)
Circulation	592,440	615,172	(4)
All other	140,827	177,954	(21)

Total	$2,209,101	$2,998,209	(26)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Second Quarter	2009	2008	% Change
Retail	$386,852	$507,287	(24)
National	131,203	169,086	(22)
Classified	235,024	431,816	(46)

Total publishing advertising revenue	$753,079	$1,108,189	(32)

Year-to-date	2009	2008	% Change
Retail	$754,759	$988,076	(24)
National	252,668	344,200	(27)
Classified	468,407	872,807	(46)

Total publishing advertising revenue	$1,475,834	$2,205,083	(33)

     Publishing advertising revenues decreased 32% in the quarter to $753 million from $1.1 billion in the second quarter of 2008 and decreased 33% to $1.5 billion from $2.2 billion on a year-to-date basis. On a constant currency basis, total publishing advertising revenue would have been 29% lower for the second quarter and 30% lower for the year-to-date period. For U.S. publishing, advertising decreased 28% for the second quarter and year-to-date period, while in the UK, advertising revenues fell 51% for the second quarter and 53% for the year-to-date period. On a constant currency basis, advertising revenues in the UK declined 37% for the second quarter and 38% for the year-to-date period.
     In all advertising categories in the U.S. and UK, revenues were adversely affected by continuing recessionary economic conditions. However, trends for some revenue categories improved over the course of the second quarter. Overall, advertising revenue declines for the second quarter of 2009 as compared to the second quarter of 2008 were less than the comparable first quarter declines in both the U.S. and the UK, and June was the Company’s best comparison month so far this year.

     For the second quarter and year-to-date periods, retail advertising revenues in total declined 24%. In the U.S. retail was down 22% for the quarter and 21% for the year-to-date period while in the UK retail revenues fell 38% (20% in pounds) for the quarter, and 41% (22% in pounds) for the year-to-date period. In the U.S., revenues were lower in all principal retail categories, with the most significant declines in the furniture and department store categories.
     National advertising revenues declined 22% and 27% for the quarter and year-to-date periods, respectively. National ad revenue at USA TODAY was down 26% for the quarter and 30% year-to-date as paid ad pages were 602 compared to 831 for the same period last year and 1,128 year-to-date compared to 1,657 last year. Revenue growth in the quarter in the telecommunications and pharmaceutical categories was more than offset by declines in the entertainment, travel, auto, and financial categories. National revenues were also lower for USA Weekend, Newsquest and the U.S. Community Publishing Group in the quarter and year-to-date periods. While national revenues comparisons to prior year continue to be down across the Company as a whole, June revenues were down 12% which was an improvement over the April and May comparisons.
     Classified advertising revenues declined 46% for the second quarter and year-to-date period. Real estate revenues were down 48% for the quarter and 50% for the year-to-date period. Employment revenues were down 64% for the quarter and year-to-date period, and auto revenues decreased 40% for the quarter and year-to-date period. In the U.S. classified advertising revenues declined 40% for the second quarter and year-to-date period. Real estate revenues were down 39% for the quarter and 38% for the year-to-date period. Employment revenues were down 63% for the quarter and the year-to-date period and U.S. auto revenues decreased 36% for the quarter and 34% for the year-to-date period.
     UK classified revenues were 57% lower for the quarter and 59% lower for the year-to-date period. On a constant currency basis, UK classified revenues were down 45% for the quarter and year-to-date period. On a constant currency basis, real estate revenues were 53% lower for the quarter and 57% lower year-to-date, employment revenue declined 56% for the quarter and 53% year-to-date and automotive decreased 43% for the quarter and the year-to-date period.
     The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s new digital segment. These online/digital advertising revenues declined 24% for the quarter and 23% for the year-to-date period, due principally to reduced employment advertising. Absent the impact of lower employment advertising, online advertising for U.S. community publishing declined 2% for the quarter and remained flat for the year-to-date period.
     Circulation revenues declined 4% for the second quarter and first six months of 2009. Domestic circulation revenue declined 1% for the quarter and was flat for the year, reflecting recent single copy and home delivery price increases in several markets and at USA TODAY. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 7% from 2,284,219 in 2008 to 2,113,725 in 2009 reflecting lower business and consumer travel.
     Net paid daily circulation for publishing operations, excluding USA TODAY, declined 13% for the quarter and 11% year-to-date, while Sunday net paid circulation was down 8% for the quarter and 7% year-to-date. Volumes were affected, in part, by single copy and home delivery price increases initiated at most U.S. newspapers and by selective culling of distribution in certain areas.
     The decrease in “All other” revenues for the second quarter and year-to-date period is primarily due to lower commercial printing activity and a decline in the British pound to U.S. dollar exchange rate.
     Publishing operating expenses were down 72% in the quarter to $1.0 billion from $3.7 billion in the second quarter of 2008, mainly due to the non-cash impairment charges taken in the second quarter last year. Excluding non-cash impairment charges and workforce restructuring costs taken in both years as well as the pension curtailment gain in 2008, second quarter operating expenses declined 20%. This decline was driven by cost containment efforts including the impact of headcount reductions in previous periods, furloughs in the current quarter, lower newsprint expense and generally lower spending in nearly all other key cost categories. Year-to-date publishing operating expenses declined 60% to $2.0 billion compared to $4.9 billion a year ago. Excluding non-cash impairment charges and workforce restructuring costs taken in both years as well as the pension gains in 2008 and 2009, year-to-date operating expenses declined 19%.
     Newsprint expense was 27% lower for the second quarter of 2009 reflecting a 32% decline in usage, including savings from web width reductions and greater use of light weight newsprint, partially offset by a 7% increase in prices. Year-to-date newsprint expense declined 21% on a 31% decline in usage, partially offset by a 14% increase in price. For the remainder of 2009, newsprint prices are expected to be below prior year levels and consumption will continue to be significantly below last year. The Company expects newsprint expense comparisons to prior year therefore will be significantly better in the second half of the year than in the first half.

     The Company expects that publishing segment expenses for the second half of 2009 will continue to be significantly lower than prior year levels, reflecting continued payroll savings and even greater newsprint savings.
     Publishing segment operating income was $88 million in the quarter, compared to a loss of $2.2 billion last year. Excluding non-cash impairment charges and workforce restructuring costs taken in both years as well as the pension gain in 2008, second quarter operating income declined 49%. The decline reflects the challenging advertising environment, partially mitigated by cost savings throughout the group. The weakening of the British pound also contributed to the decline in operating income. Year-to-date publishing operating income was $226 million, compared to a loss of $1.9 billion last year. Excluding impairment and workforce restructuring charges and the pension gains, operating income declined 56%.
Digital Results
     Beginning with the third quarter of 2008, a new “Digital” business segment has been reported, which includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, Schedule Star and Ripple6. Results for CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008 when the Company acquired a controlling interest in CareerBuilder and increased its ownership in ShopLocal to 100% from 42.5%. Ripple6 was acquired in November 2008. Results for PointRoll, Planet Discover and Schedule Star, which had been previously included in the publishing segment, have been reclassified to the digital segment for prior periods. Operating results from Web sites that are associated with publishing businesses and broadcast stations continue to be reported in the publishing and broadcast segments.
     Digital segment operating revenues were $142 million in the second quarter compared to $20 million in 2008, an increase of $122 million. Year-to-date operating revenues were $286 million compared to $34 million in 2008, an increase of $252 million. Digital operating expenses were $124 million in the second quarter compared to $15 million in 2008, an increase of $109 million. Year-to-date operating expenses were $268 million compared to $30 million in 2008, an increase of $238 million. Digital operating revenue and expense increases reflect primarily the consolidation of CareerBuilder and ShopLocal in the 2009 periods. On a pro forma basis, assuming CareerBuilder and ShopLocal had been fully consolidated for 2008, operating revenues were down 18% for the second quarter and 16% for year-to-date period. These declines reflect the impact of the weak U.S. employment conditions on CareerBuilder. Pro forma expenses were down 25% for the second quarter and 23% for the year-to-date period, reflecting significant cost savings at CareerBuilder.
     Digital segment operating income of $18 million in the second quarter and $17 million in the year-to-date period reflects positive results for CareerBuilder, PointRoll and ShopLocal, which were offset by continued investment in other digital properties. Pro forma operating results improved by over $8 million, or 84% in the second quarter and over $26 million in the year-to-date period, reflecting significantly better results for CareerBuilder and ShopLocal.
Broadcasting Results
     Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $153 million in the second quarter, a 21% decrease compared to $193 million in 2008. Year-to-date revenues were $296 million, an 18% decrease compared to $363 million in 2008. Retransmission revenues totaled $14 million in the quarter, a three-fold increase from the prior year. However, weakness in the automotive and retail categories and a $3 million decline in politically related advertising more than offset the increases.
     Broadcasting operating expenses for the second quarter totaled $103 million, down 9% from $113 million a year ago, reflecting cost containment efforts including furloughs in the current quarter. Operating expenses excluding workforce restructuring and related expenses, the pension curtailment gain, asset impairments and other charges, declined 13%. Year-to-date operating expenses were $202 million, down 10% from $226 million a year ago. Year-to-date operating expenses excluding workforce restructuring and related expenses, pension gains, asset impairment and other charges decreased 12%.
     Reported operating income for the second quarter totaled $50 million, down 37% from $79 million last year. Year-to-date operating income was $94 million, down 31% from $137 million last year.
     Television revenues were 20% lower in the second quarter and 17% lower year-to-date. Based on current trends, the Company expects the percentage decline in television revenues to be in the mid-twenties for the third quarter of 2009 compared to the third quarter of 2008. This is due primarily to the absence of approximately $50 million of political and Olympic ad revenue in the third quarter of 2008.
Corporate Expense
     Corporate expenses in the second quarter were $14 million as compared to $10 million a year ago. Year-to-date corporate expenses were $28 million compared to $26 million a year ago. Corporate expenses were higher in 2009 due principally to the allocation of a portion of the pension curtailment gain in 2008. Absent the pension gain and several other items, corporate expenses in the second quarter were down 11%.
Consolidated Operating Expenses
     For the second quarter, operating expenses declined by $2.6 billion or 67% primarily due to the significant non-cash impairment changes in 2008. Year-to-date operating expenses declined by $2.7 billion or 52%.
     On a pro forma basis and excluding workforce restructuring costs, facility consolidation expenses, impairment charges and pension gains, consolidated operating expenses for the quarter and year-to-date period declined 20% and 19%, respectively.
Non-Operating Income and Expense
     Equity Earnings
     The equity income in unconsolidated investees for the second quarter of 2009 was $3 million. The equity loss of $253 million for the second quarter of 2008 reflects non-cash impairment charges totaling $261 million related principally to the carrying value of newspaper partnership investments. Excluding the 2008 impairment charges, equity income for the second quarter of 2009 was down $5 million reflecting lower newspaper partnership results and the absence of equity earnings from CareerBuilder, which has been consolidated since the third quarter of 2008. Excluding the 2008 impairment charges, equity income increased $4 million on a year-to-date basis reflecting the absence of equity losses related to CareerBuilder and ShopLocal, partially offset by lower newspaper partnership results.
     Interest Expense
     The Company’s interest expense for the second quarter was $44 million and $93 million year-to-date, unchanged from the comparable prior year periods.
     Total average outstanding debt for the second quarter was $3.97 billion in 2009 and $3.96 billion in 2008. For the year-to-date periods of 2009 and 2008, total average outstanding debt was $3.93 billion and $3.97 billion, respectively. Average debt amounts include amounts borrowed in March 2009 under the revolving credit agreements sufficient to pay down the then outstanding $563 million of floating rate notes that were due in May 2009. The weighted average interest rate for total outstanding debt was 4.13% for the second quarter of 2009 compared to 4.23% last year and 4.41% year-to-date compared to 4.43% last year.
     At the end of the second quarter of 2009, the Company had approximately $2.6 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $12.8 million.
     Other Non-Operating Items
     The $11 million improvement in other non-operating items was due primarily to the $43 million non-cash gain resulting from the Company’s debt exchange during the quarter as discussed more fully in the “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” section below, offset partially by a non-cash charge of $28 million for the write-down of certain publishing business assets held for sale. Excluding these non-cash items, other non-operating income declined $3 million.
     On a year-to-date basis, other non-operating items declined $10 million to a net total of $19 million. The amount reported for 2009 includes the $43 million non-cash debt exchange gain partially offset by the $28 million non-cash asset write down charge. In 2008, reported amounts include a $26 million gain on the sale of land. Excluding these items, non-operating income was even with last year.
Provision for Income Taxes
     The Company’s effective income tax rate for continuing operations was 33.8% for the second quarter and 33.7% for the first six months of 2009. The tax rate for the second quarter and first six months of 2009 includes benefits from the release of tax reserves from prior years upon the favorable settlement of issues under examination, partially offset by the non-tax deductibility of certain impairment and other charges. In addition, the tax rate reflects a benefit from a lower statutory rate on UK earnings.
Net Income (Loss) Attributable to Gannett Co., Inc.
     The net income attributable to Gannett Co., Inc. was $70 million or $0.30 per diluted share for the second quarter of 2009 compared to a loss of $2.3 billion or $10.03 per diluted share for the second quarter of 2008. For the year-to-date period of 2009 the net income attributable to Gannett Co., Inc. was $148 million or $0.64 per diluted share compared to a loss of $2.1 billion or $9.17 per diluted share in 2008.
     Refer to the table included on page 2 of this report for the details of the net unfavorable impact of special items affecting reported earnings per share.
     The weighted average number of diluted shares outstanding for the second quarter of 2009 totaled 234,745,000 compared to 228,325,000 for the second quarter of 2008. For the first six months of 2009 and 2008, the weighted average number of diluted shares outstanding totaled 232,848,000 and 228,772,000 respectively. There were no shares repurchased in the second quarter of 2009. See Part II, Item 2 for information on share repurchases.
Certain Matters Affecting Future Operating Results
     The Company’s results to be reported for the third quarter of 2009 will continue to be adversely affected by the recessionary conditions in the U.S. and UK economies. In addition, last year’s third quarter revenues include approximately $50 million in revenue from significant levels of political and Olympic spending.
     Advertising revenues are likely to be adversely affected in all key categories and revenue comparisons will continue to be challenged. Operating results comparisons for the UK are also likely to continue to be adversely affected by the lower exchange rate of the British pound.
     Newsprint market prices weakened throughout the first six months because of a global decline in demand. Despite production cuts by producers, this downward price pressure will likely continue for the remainder of the year. The Company expects favorable newsprint price and expense comparisons to the prior year for the balance of 2009.
     The Company may further reduce company-wide expense levels in the face of these difficult economic factors and the competitive pressures facing its businesses.
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
     The Company’s cash flow from operating activities was $397 million for the first six months of 2009, compared to $537 million for the first six months of 2008. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
     Cash flows used in the Company’s investing activities totaled $27 million for the six months of 2009, reflecting $33 million of capital spending, $7 million of payments for acquisitions, and $4 million for investments. These cash outflows were partially offset by $8 million of proceeds from the sale of assets and $10 million of proceeds from investments.
     Cash flows used for financing activities totaled $365 million for the first six months of 2009 reflecting net debt payments of $265 million and payment of dividends totaling $101 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the second quarter of 2009, totaled $9 million and was paid in July 2009.
     The long-term debt of the Company is summarized below:
In thousands of dollars

	June 28, 2009	Dec. 28, 2008
Unsecured floating rate notes paid May 2009	$—	$632,205
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,375	498,464
Unsecured floating rate term loan due July 2011	280,000	280,000
Borrowings under revolving credit agreements expiring March 2012	2,273,000	1,907,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,191	499,269
Unsecured notes bearing fixed rate interest at 10% due June 2015	56,086	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	160,978	—
Other indebtedness	4	4

Total long-term debt	$3,508,634	$3,816,942

     On April 28, 2009, the Board of Directors declared a dividend of $0.04 per share, payable on July 1, 2009, to shareholders of record as of the close of business on June 5, 2009. The dividend rate per share is consistent with the dividend paid on April 1, 2009 to shareholders of record as of the close of business on March 6, 2009 and represents a 90%

reduction from the fourth quarter 2008’s dividend rate of $0.40 cents per share. The Board’s action in setting the new quarterly dividend rate, a response to the full-fledged recessions in the U.S. and UK and the continuing difficulties in the credit markets, will strengthen the Company’s balance sheet and allows the Company greater financial flexibility to reallocate more than $325 million of free cash flow annually toward debt repayment and other investments.
     On October 31, 2008, the Company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, the existing financial covenant requiring that the Company maintain shareholder’s equity in excess of $3.5 billion was replaced with a new covenant that requires that the Company maintain a senior leverage ratio of less than 3.5x. The new covenant also requires the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. Currently, all of the Company’s debt is senior and unsecured. At June 28, 2009, the senior leverage ratio was 3.04x. The Company believes its senior leverage ratio will remain below 3.5x during 2009.
     In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There is a further provision that the aggregate size of the three revolving credit agreements will be reduced on a dollar-for-dollar basis for the first $397 million that the Company raises in the capital markets prior to December 31, 2009. Regardless of any such interim reductions, the aggregate size of the three revolving credit agreements will be reduced to $2.75 billion on December 31, 2009. The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the Company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%.
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
     In connection with each of its three revolving credit agreements and its term loan agreement, the Company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the Company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes and other unsecured debt of the Company became structurally subordinated to the revolving credit agreements and the term loan.
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
     On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
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
     In connection with the exchange transactions and in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a gain of approximately $42.7 million which is classified in “Other non-operating items” in the Statement of Income for the second quarter. This gain resulted from recording the New Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the New Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the New Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.

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
     The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar debt with the same remaining maturities and similar terms, totaled $2.7 billion at June 28, 2009.
     On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of June 28, 2009, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock in the next few quarters. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
     The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $430.4 million at the end of the second quarter 2009 versus $355.3 million at the end of 2008. This change reflects a 13% increase in the exchange rate for the British pound. Newsquest’s assets and liabilities at June 28, 2009 and December 28, 2008 were translated from the British pound to U.S. dollars at an exchange rate of 1.65 at June 28, 2009 and 1.46 at the end of 2008, respectively. For the second quarter, Newsquest’s financial results were translated at an average rate of 1.54 for 2009 compared to 1.97 for 2008. Year-to-date results were translated at an average rate of 1.49 in 2009 compared to 1.98 for 2008.
     The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter and year-to-date periods of 2009 would have increased or decreased approximately 2%.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 28, 2009	Dec. 28, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$104,368	$98,949
Trade receivables, less allowance for doubtful receivables (2009 - $54,430; 2008 - $59,008)	676,768	846,590
Other Receivables	50,901	58,399
Inventories	61,067	121,484
Deferred income taxes	27,121	29,386
Prepaid expenses and other current assets	79,635	91,136

Total current assets	999,860	1,245,944

Property, plant and equipment
Cost	4,598,182	4,607,363
Less accumulated depreciation	(2,474,217)	(2,385,869)

Net property, plant and equipment	2,123,965	2,221,494

Intangible and other assets
Goodwill	2,871,733	2,872,888
Indefinite-lived and amortizable intangible assets, less accumulated amortization	593,106	582,691
Deferred income taxes	422,510	460,567
Investments and other assets	410,879	413,230

Total intangible and other assets	4,298,228	4,329,376

Total assets	$7,422,053	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 28, 2009	Dec. 28, 2008
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$224,207	$324,573
Compensation, interest and other accruals	370,388	468,722
Dividends payable	9,605	91,465
Income taxes	45,568	—
Deferred income	253,800	272,381

Total current liabilities	903,568	1,157,141

Income taxes	210,857	227,067
Long-term debt	3,508,634	3,816,942
Postretirement medical and life insurance liabilities	209,399	217,143
Pension liabilities	830,784	882,511
Other long-term liabilities	248,710	248,482

Total liabilities	5,911,952	6,549,286

Redeemable noncontrolling interest	75,481	72,840

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share.
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share.
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	651,270	743,199
Retained earnings	6,136,137	6,006,753
Accumulated other comprehensive loss	(390,111)	(469,252)

	6,721,715	6,605,119

Less treasury stock, 89,667,308 shares and 96,295,239 shares, respectively, at cost	(5,413,774)	(5,549,237)

Total Gannett Co., Inc. shareholders’ equity	1,307,941	1,055,882

Noncontrolling interest	126,679	118,806

Total equity	1,434,620	1,174,688

Total liabilities, redeemable noncontrolling interest and equity	$7,422,053	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	June 28, 2009	June 29, 2008	(Dec)
Net Operating Revenues:
Publishing advertising	$753,079	$1,108,189	(32.0)
Publishing circulation	292,757	305,994	(4.3)
Digital	142,354	20,008	***
Broadcasting	152,966	192,568	(20.6)
All other	71,437	91,230	(21.7)

Total	1,412,593	1,717,989	(17.8)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	867,312	988,538	(12.3)
Selling, general and administrative expenses, exclusive of depreciation	293,102	299,539	(2.1)
Depreciation	53,798	55,109	(2.4)
Amortization of intangible assets	8,232	6,475	27.1
Asset impairment and other charges	47,391	2,501,874	(98.1)

Total	1,269,835	3,851,535	(67.0)

Operating income (loss)	142,758	(2,133,546)	***

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	2,839	(252,793)	***
Interest expense	(43,972)	(43,957)	—
Other non-operating items	16,582	5,362	***

Total	(24,551)	(291,388)	(91.6)

Income (loss) before income taxes	118,207	(2,424,934)	***
Provision (benefit) for income taxes	39,900	(134,200)	***

Net income (loss)	78,307	(2,290,734)	***
Net income attributable to noncontrolling interest	(7,826)	(22)	***

Net income (loss) attributable to Gannett Co., Inc.	$70,481	$(2,290,756)	***

Earnings (loss) per share — basic	$0.30	$(10.03)	***

Earnings (loss) per share — diluted	$0.30	$(10.03)	***

Dividends per share	$0.04	$0.40	(90.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six Weeks Ended		% Inc
	June 28, 2009	June 29, 2008	(Dec)
Net Operating Revenues:
Publishing advertising	$1,475,834	$2,205,083	(33.1)
Publishing circulation	592,440	615,172	(3.7)
Digital	285,514	33,901	***
Broadcasting	296,456	362,748	(18.3)
All other	140,827	177,954	(20.9)

Total	2,791,071	3,394,858	(17.8)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,706,316	1,975,038	(13.6)
Selling, general and administrative expenses, exclusive of depreciation	602,482	594,435	1.4
Depreciation	109,534	114,711	(4.5)
Amortization of intangible assets	16,397	14,715	11.4
Asset impairment and other charges	47,391	2,501,874	(98.1)

Total	2,482,120	5,200,773	(52.3)

Operating income (loss)	308,951	(1,805,915)	***

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	150	(264,548)	***
Interest expense	(92,884)	(92,506)	0.4
Other non-operating items	19,039	29,534	(35.5)

Total	(73,695)	(327,520)	(77.5)

Income (loss) before income taxes	235,256	(2,133,435)	***
Provision (benefit) for income taxes	79,200	(34,500)	***

Net income (loss)	156,056	(2,098,935)	***
Net income attributable to noncontrolling interest	(8,140)	(43)	***

Net income (loss) attributable to Gannett Co., Inc.	$147,916	(2,098,978)	***

Earnings (loss) per share — basic	$0.64	$(9.17)	***

Earnings (loss) per share — diluted	$0.64	$(9.17)	***

Dividends per share	$0.08	$0.80	(90.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$156,056	$(2,098,935)
Adjustments to reconcile net income (loss) to operating cash flows:
Debt exchange gain	(42,746)	—
Depreciation and amortization	125,931	129,426
Asset impairment and other charges	75,426	2,501,874
Provision (benefit) for deferred income taxes	36,400	(216,100)
Pension benefit, net of pension contributions	(17,162)	(33,047)
Equity (income) loss in unconsolidated investees, net	(150)	264,548
Stock-based compensation	37,226	13,404
Change in other assets and liabilities, net	25,735	(24,398)

Net cash flow from operating activities	396,716	536,772

Cash flows from investing activities:
Purchase of property, plant and equipment	(33,214)	(57,989)
Payments for acquisitions, net of cash acquired	(7,098)	(11,295)
Payments for investments	(3,724)	(23,998)
Proceeds from investments	9,668	18,266
Proceeds from sale of assets	7,609	69,160

Net cash used for investing activities	(26,759)	(5,856)

Cash flows from financing activities
Proceeds from borrowings under revolving credit agreements	366,000	—
Payments of unsecured fixed rate notes	—	(500,000)
Payments of unsecured floating rate notes	(630,501)	—
Proceeds from unsecured promissory notes	—	726,248
Dividends paid	(100,500)	(184,043)
Cost of common shares repurchased	—	(72,764)
Distributions to noncontrolling interest shareholders	—	(200)

Net cash used for financing activities	(365,001)	(30,759)

Effect of currency exchange rate change	463	(44)

Net increase in cash and cash equivalents	5,419	500,113
Balance of cash and cash equivalents at beginning of period	98,949	77,249

Balance of cash and cash equivalents at end of period	$104,368	$577,362

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2009
NOTE 1 — Basis of presentation
     The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended June 28, 2009, and the comparable periods of 2008, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The Company has evaluated subsequent events through the time of filing this Form 10-Q on July 30, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since June 28, 2009 that required recognition or disclosure in these financial statements.
     In the third quarter of 2008, the Company began reporting a new digital segment and a separate digital revenues line in its Statements of Income. The digital segment includes CareerBuilder, ShopLocal, Schedule Star, Planet Discover, PointRoll and Ripple6. Results for CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008 when the Company acquired ShopLocal and a controlling interest in CareerBuilder. Ripple6 was acquired in November 2008. Results for Schedule Star, Planet Discover and PointRoll, which had been previously included in the publishing segment, have been reclassified to the digital segment for prior periods. The digital segment and the digital revenues line do not include online/digital revenues generated by Web sites that are associated with the Company’s publishing and broadcasting operating properties. Such amounts are reflected within these segments and are included as part of publishing advertising revenues and broadcasting revenues in the Statements of Income.
     The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160) at the beginning of its 2009 fiscal year. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the Condensed Consolidated Balance Sheet. Gannett’s SFAS No. 160 adoption resulted in the presentation of a new line “Redeemable noncontrolling interest” in the mezzanine section of the balance sheet. The balance in this line represents redeemable stock held by a noncontrolling owner in CareerBuilder, LLC (CareerBuilder). The redeemable stock is generally exercisable within 30 days after January 1, 2014. On the Condensed Consolidated Statement of Income, SFAS No. 160 affected primarily the Company’s reporting of the 49.2 percent noncontrolling interest in CareerBuilder. Previously, the Company presented this minority interest in “Other non-operating items” in the Condensed Consolidated Statements of Income. Under SFAS No. 160, “Net income” in the Condensed Consolidated Statements of Income reflects 100 percent of CareerBuilder results as the Company holds the controlling interest. “Net income (loss)” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income (loss) attributable to Gannett Co., Inc.” While this presentation is different than previously required by GAAP, the final net income results attributable to the Company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.

NOTE 2 — Recently issued accounting standards
     In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company began applying the provisions of SFAS No. 165 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 1.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends the interim disclosure requirements in scope for SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. The Company began applying the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 10.
     In April 2009, the FASB issued FSP FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and 124-2). This FASB staff position provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP FAS 115-2 and 124-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. The Company began applying the provisions of FSP FAS 115-2 and 124-2 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 10.
     In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) became effective for the beginning of fiscal year 2009. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) did not affect the Company’s financial statements in the first or second quarter of 2009.
     The Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for the Company at the beginning of 2009. Note 10 contains information regarding the Company’s fair value measurements.

NOTE 3 — Asset impairment and other charges
     Very difficult business conditions required the Company to perform impairment tests on certain assets including goodwill, other intangible assets, other long lived assets and investments accounted for under the equity method during the 2009 and 2008 fiscal second quarters. As a result, the Company has recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets held for sale to fair value less costs to sell.
     A summary of these charges is presented below:

					Per Diluted Share
	Pre Tax Amount (a)		After Tax Amount		Amount (a)
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
(in millions, except per share amounts)	2009	2008	2009	2008	2009	2008
Asset impairment and other charges
Goodwill:
Publishing	$17	$2,138	$10	$2,138	$0.04	$9.36

Total Goodwill	17	2,138	10	2,138	0.04	9.36

Other intangible assets:
Publishing	—	176	—	113	—	0.50

Total other intangible assets	—	176	—	113	—	0.50

Property, plant and equipment:
Publishing	25	185	16	115	0.07	0.50
Broadcasting	—	2	—	1	—	—
Corporate	—	1	—	1	—	—

Total property, plant and equipment	25	188	16	117	0.07	0.51

Other:
Publishing	5	—	3	—	0.01	—
Broadcasting	1	—	1	—	—	—

Total other	6	—	4	—	0.02	—

Total asset impairment and other charges	47	2,502	30	2,368	0.13	10.37

Impairment of publishing assets held for sale	28	—	24	—	0.10	—

Newspaper publishing partnerships and other equity method investments	—	261	—	162	—	0.71

Total charges	$75	$2,763	$54	$2,530	$0.23	$11.08

(a)	Total amounts may not sum due to rounding.
2009
     The goodwill impairment charge results from the application of the impairment testing provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Because of difficult business conditions, testing for certain reporting units was updated during the second quarter of 2009. For one of the reporting units in the publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using a multiple of earnings technique. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied value of goodwill for this reporting unit was less than the carrying amount by $17 million, and therefore an impairment charge in this amount was taken. Deferred tax benefits were recognized for this charge and therefore the after-tax effect of the goodwill impairment was $10 million or $0.04 per share.
     The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second quarter of 2009 due to softening business conditions. The recoverability of these assets was measured in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them is less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. As a result of the application of the requirements of SFAS No. 144, the Company recorded charges of $25 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $16 million or $0.07 per share.
     The charges in the second quarter of 2009 of $6 million pre-tax included in the “Other” category include shut down costs as well as the impairment of certain broadcast programming assets.
     In the second quarter of 2009, in accordance with SFAS No. 144, the Company recorded an impairment charge to reduce the value of certain publishing assets held for sale to fair value less costs to sell. Fair value was determined using a discounted cash flow technique that included the cash flows associated with the expected disposition. This impairment charge was $28 million pre-tax and $24 million after-tax, or $0.10 per share. The charge is reflected in “Other non-operating items” in the Condensed Consolidated Statements of Income (Loss).
2008
     Because of softening business conditions within the Company’s publishing segment and the decline in the Company’s stock price and market capitalization experienced at that time, SFAS No. 142 testing was updated during the second quarter of 2008. For one of the reporting units in its publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using discounted cash flow and multiple of earnings techniques. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied value of goodwill for this reporting unit was less than the carrying amount by $2.1 billion, and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore, the after tax effect of the impairment was $2.1 billion or $9.36 per share.
     The impairment charge in the second quarter of 2008 of $176 million for other publishing intangible assets was required because revenue results from the underlying businesses had softened from what was expected at the time they were purchased and the assets were initially valued. In accordance with SFAS No. 142, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with SFAS No. 144. Deferred tax benefits were recognized for these intangible asset impairment charges and therefore the after-tax impact was $113 million or $0.50 per share.
     The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second quarter of 2008 due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with SFAS No. 144. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them was less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by SFAS No. 144, the Company revised the useful lives of certain assets, which were abandoned during the year or for which management has committed to a plan to abandon in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of SFAS No. 144, the Company recorded charges of $188 million in the second quarter of 2008. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $117 million or $0.51 per share.
     In the second quarter of 2008, for certain of the Company’s newspaper publishing partnership investments, and for certain other investments in which the Company owns a noncontrolling interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the Company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the Company’s wholly owned publishing businesses. Fair values were determined using a multiple of earnings or a multiple of revenues technique. These investment carrying value adjustments were $261 million pre-tax and $162 million on an after-tax basis, or $0.71 per share.

NOTE 4 — Goodwill and other intangible assets
     The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 28, 2009 and December 28, 2008.

	June 28, 2009		December 28, 2008
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization
Goodwill	$2,871,733	—	$2,872,888	—
Indefinite-lived intangibles:
Mastheads and trade names	114,454	—	104,512	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	317,656	129,991	298,566	116,803
Other	57,562	21,879	59,777	18,665
     Amortization expense was $8.2 million in the quarter ended June 28, 2009 and $16.4 million year-to-date. For the second quarter and year-to-date of 2008, amortization expense was $6.5 and $14.7 million respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over eight to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, partner relationships, patents and amortizable trade names. These assets were assigned lives of between one and 21 years and are amortized on a straight-line basis.
(in thousands of dollars)

Goodwill	Publishing	Digital	Broadcasting	Total
Balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888
Acquisitions and adjustments	1,582	(4,503)	—	(2,921)
Dispositions	(6,039)	—	—	(6,039)
Impairment	(17,000)	—	—	(17,000)
Foreign currency exchange rate changes	24,636	1	168	24,805

Balance at June 28, 2009	$597,507	$656,091	$1,618,135	$2,871,733

NOTE 5 — Long-term debt
     The long-term debt of the Company is summarized below:
In thousands of dollars

	June 28, 2009	Dec. 28, 2008
Unsecured floating rate notes paid May 2009	$—	$632,205
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,375	498,464
Unsecured floating rate term loan due July 2011	280,000	280,000
Borrowings under revolving credit agreements expiring March 2012	2,273,000	1,907,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,191	499,269
Unsecured notes bearing fixed rate interest at 10% due June 2015	56,086	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	160,978	—
Other indebtedness	4	4

Total long-term debt	$3,508,634	$3,816,942

     In connection with each of its three revolving credit agreements and its term loan agreement, the Company agreed to provide guarantees from its domestic wholly-owned subsidiaries in the event that the Company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the Company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes and other unsecured debt of the Company became structurally subordinated to the revolving credit agreements and the term loan.
     During the first quarter of 2009, the Company repurchased $68.8 million in principal amount of the floating rate notes in privately negotiated transactions. In connection with these transactions, the Company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income for the first quarter. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest swap agreements in the first quarter.
          On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
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
     In connection with the exchange transactions and in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF No. 96-19) the Company recorded a gain of approximately $42.7 million which is classified in “Other non-operating items” in the Statement of Income for the second quarter. This gain resulted from recording the New Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the New Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the New Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.

NOTE 6 — Retirement plans
     The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan (GRP) is the Company’s principal retirement plan and covers most U.S. employees of the Company and its subsidiaries.
     The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in millions of dollars)	2009	2008	2009	2008
Service cost-benefits earned during the period	$3.8	$19.4	$8.1	$43.2
Interest cost on benefit obligation	44.0	53.1	89.7	106.7
Expected return on plan assets	(42.8)	(68.4)	(86.3)	(139.0)
Amortization of prior service cost (credit)	0.6	(3.8)	1.2	(9.0)
Amortization of actuarial loss	12.0	7.6	24.2	15.5

Pension expense for Company-sponsored retirement plans	17.6	7.9	36.9	17.4
Curtailment gain	—	(46.5)	—	(46.5)
Settlement gain	—	—	(39.8)	—
Union and other pension cost	1.3	1.8	2.6	3.6

Pension (benefit) cost	$18.9	$(36.8)	$(0.3)	$(25.5)

     During the first quarter of 2009, the Company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. Under the agreement, the Company made a settlement payment of $7.3 million in May 2009 and will make a payment of $7.7 million in May 2010. As a result of this agreement, the Company recognized a pre-tax pension settlement gain of $39.8 million in the first quarter of 2009.
     As a result of amendments in June 2008 to freeze most benefit accruals in the GRP and the Gannett Supplemental Retirement Plan, the Company recognized a net pre tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in millions of dollars)	2009	2008	2009	2008
Service cost-benefits earned during the period	$0.4	$0.5	$0.8	$1.0
Interest cost on net benefit obligation	3.5	3.5	7.0	7.0
Amortization of prior service credit	(3.9)	(3.9)	(7.8)	(7.8)
Amortization of actuarial loss	1.4	1.2	2.8	2.4

Net periodic postretirement benefit cost	$1.4	$1.3	$2.8	$2.6

NOTE 8 — Income taxes
     The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $116.3 million as of December 28, 2008 and $106.2 million as of the end of the second quarter of 2009. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 28, 2008 was $182 million and as of June 28, 2009 was $170.4 million. The $11.6 million decrease reflects a net reduction for prior year tax positions of $14.3 million, a reduction for lapses of statutes of limitations of $1.1 million, and additions in the current year of $3.8 million. The reduction for prior year tax positions was primarily related to favorable settlements with tax authorities and to currency exchange rate fluctuation.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The Company recognized interest and penalty expense (income) of $(0.3) million and $9 million during the second quarter of 2009 and 2008, respectively, and $(2.3) million and $12.0 million for the year-to-date 2009 and 2008 periods, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 28, 2008 was approximately $72.6 million and as of June 28, 2009, was approximately $70.7 million.
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
     It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $42 million within the next 12 months, primarily due to lapses of statutes of limitations in various jurisdictions and potential settlements of ongoing audits and negotiations.
NOTE 9 — Supplemental shareholders’ equity information
     The following table summarizes the shareholders’ equity for the 26 weeks ended June 28, 2009 and June 29, 2008. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity
Balance at Dec. 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	147,916	8,140	156,056
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(2,641)	(2,641)
Other comprehensive income	79,137	396	79,533
Dividends declared	(18,532)	—	(18,532)
Stock-based compensation	37,226	—	37,226
Acquisitions	—	1,978	1,978
Other activity	6,312	—	6,312

Balance at June 28, 2009	$1,307,941	$126,679	$1,434,620

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity
Balance at Dec. 30, 2007	$9,017,159	$340	$9,017,499
Comprehensive income:
Net income (loss)	(2,098,978)	43	(2,098,935)
Other comprehensive loss	(32,480)	—	(32,480)
Dividends declared	(182,509)	—	(182,509)
Treasury stock acquired	(72,764)	—	(72,764)
Stock-based compensation	13,404	—	13,404
Other activity	338	(585)	(247)

Balance at June 29, 2008	$6,644,170	$(202)	$6,643,968

     The table below presents the components of comprehensive income for the second quarter and year-to-date periods of 2009 and 2008. Other comprehensive income consists primarily of foreign currency translation, pension liability adjustment and interest rate swap mark-to-market adjustments.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands of dollars)	2009	2008	2009	2008
Net income (loss)	$78,307	$(2,290,734)	$156,056	$(2,098,935)
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(1,356)	—	(2,641)	—
Other comprehensive income (loss)
Foreign currency translation adjustment	89,402	(28,681)	75,111	(32,698)
Other	(13,363)	5,260	4,422	218

Total other comprehensive income (loss)	76,039	(23,421)	79,533	(32,480)

Total comprehensive income (loss)	152,990	(2,314,155)	232,948	(2,131,415)

Comprehensive income attributable to the noncontrolling interest	9,884	22	5,895	43

Comprehensive income (loss) attributable to Gannett Co., Inc.	$143,106	$(2,314,177)	$227,053	$(2,131,458)

NOTE 10 — Fair value measurement
     The Company measures and records in the accompanying condensed consolidated financial statements certain assets at fair value. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

     The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of June 28, 2009 (in thousands):

	Fair Value Measurements as of
	June 28, 2009
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$30,226	$—	$—	$30,226
Sundry investments	21,190	—	27,350	48,540
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
     The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar debt with the same remaining maturities and similar terms, totaled $2.7 billion at June 28, 2009. As described in Note 5, the Company recognized the new debt resulting from the May 2009 private exchange offer at fair value in accordance with EITF No. 96-19.
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the thirteen weeks ended June 28, 2009, certain publishing goodwill was written down to implied fair value and long-lived assets held and used were written down to fair value. The valuation techniques utilized to measure fair value are discussed in Note 3 above.
     The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet as of June 28, 2009 (in thousands):

	Fair Value Measurements as of
	June 28, 2009
	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$5,719	$5,719
Long-lived assets held and used	—	—	36,929	36,929
     In addition the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At June 28, 2009 and December 28, 2008, the aggregate carrying amount of such investments was $16 million. No events or changes in circumstances have occurred since December 28, 2008 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment in 2009.
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

	Thirteen Weeks Ended
	June 28,	June 29,	% Inc
(unaudited, in thousands of dollars)	2009	2008	(Dec)
Net Operating Revenues:
Publishing	$1,117,273	$1,505,413	(25.8)
Digital	142,354	20,008	***
Broadcasting	152,966	192,568	(20.6)

Total	$1,412,593	$1,717,989	(17.8)

Operating Income (Loss) (net of depreciation, amortization and asset impairment and other charges — See Note 3):
Publishing	$88,449	$(2,207,296)	***
Digital	18,406	4,510	***
Broadcasting	50,233	79,234	(36.6)
Corporate	(14,330)	(9,994)	43.4

Total	$142,758	$(2,133,546)	***

Depreciation, amortization and asset impairment and other charges:
Publishing	$86,864	$2,546,717	(96.6)
Digital	8,839	1,405	***
Broadcasting	9,667	10,160	(4.9)
Corporate	4,051	5,176	(21.7)

Total	$109,421	$2,563,458	(95.7)

	Twenty-six Weeks Ended
	June 28,	June 29,	% Inc
	2009	2008	(Dec)
Net Operating Revenues:
Publishing	$2,209,101	$2,998,209	(26.3)
Digital	285,514	33,901	***
Broadcasting	296,456	362,748	(18.3)

Total	$2,791,071	$3,394,858	(17.8)

Operating Income (Loss) (net of depreciation, amortization and asset impairment and other charges — See Note 3):
Publishing	$225,612	$(1,920,902)	***
Digital	17,206	3,648	***
Broadcasting	94,379	137,039	(31.1)
Corporate	(28,246)	(25,700)	9.9

Total	$308,951	$(1,805,915)	***

Depreciation, amortization and asset impairment and other charges:
Publishing	$129,019	$2,600,719	(95.0)
Digital	17,930	2,782	***
Broadcasting	18,270	18,655	(2.1)
Corporate	8,103	9,144	(11.4)

Total	$173,322	$2,631,300	93.4

NOTE 12 — Derivative Instruments and Hedging Activities
     In August 2007, the Company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and changes in fair value are recorded through accumulated other comprehensive loss with a corresponding adjustment to liabilities. As a result of the strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes were recorded through earnings. The interest rate swap agreements expired concurrent with the maturity of the floating rate notes in May 2009. Second quarter and year-to-date 2009 expense associated with the derivatives designated as hedges under SFAS No. 133, which is classified as “Interest expense” on the Company’s Condensed Consolidated Income Statement, was $3.2 million and $7.7 million, respectively. Second quarter and year-to-date 2009 expense associated with the derivatives not designated as hedges under SFAS No. 133, which is classified as “Other non-operating items” on the Company’s Condensed Consolidated Income Statement, was $0.6 million.
NOTE 13 — Earnings (loss) per share
     The Company’s earnings (loss) per share (basic and diluted) are presented below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands except per share amounts)	2009	2008	2009	2008
Net income (loss) attributable to Gannett Co., Inc.	$70,481	$(2,290,756)	$147,916	$(2,098,978)

Weighted average number of common shares outstanding — basic	233,359	228,325	231,464	228,772
Effect of dilutive securities
Stock options	344	—	415	—
Restricted stock	1,042	—	969	—

Weighted average number of common shares outstanding — diluted	234,745	228,325	232,848	228,772

Earnings (loss) per share — Basic	$0.30	$(10.03)	$0.64	$(9.17)

Earnings (loss) per share — Diluted	$0.30	$(10.03)	$0.64	$(9.17)

NOTE 14 — Litigation
     The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2009 would have increased or decreased approximately 2%.
     At the end of the second quarter of 2009, the Company had approximately $2.6 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $12.8 million.
     The estimated fair value of the Company’s total long-term debt totaled $2.7 billion at June 28, 2009.
Item 4. Controls and Procedures
     Based on her evaluation, the Company’s acting Principal Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2009, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no share repurchases in the second quarter of 2009. The approximate dollar value of shares that may yet be purchased under the program is $809.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Gannett Co., Inc. was held on April 28, 2009. The following describes the actions taken at the Annual Meeting.
     Eight nominees were re-elected to the Board of Directors with all receiving more than 95% of the votes cast. Tabulation of votes for each of the nominees was as follows:

	For	Withhold
Craig A. Dubow	190,302,348	4,134,275
Howard D. Elias	191,656,306	2,780,316
Marjorie Magner	191,380,200	3,056,422
Scott K. McCune	191,803,883	2,632,739
Duncan M. McFarland	191,367,370	3,069,252
Donna E. Shalala	191,056,912	3,379,710
Neal Shapiro	191,782,095	2,654,527
Karen Hastie Williams	185,331,202	9,105,420
     The proposal to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm was approved. Tabulation of the votes for the proposal was as follows:

				Broker
	For	Against	Abstain	Non-Vote
Ratification of independent auditors	192,262,102	1,699,301	475,219	- 0 -
The Shareholder proposal relating to the use of tax gross-ups as an element of compensation for senior executives was rejected. Tabulation of the votes for the proposal was as follows:

				Broker Non-
	For	Against	Abstain	Vote
Shareholder Proposal	79,567,376	86,153,134	1,043,465	27,672,647

Item 6. Exhibits
     Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2009	GANNETT CO., INC.

/s/ George R. Gavagan

George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income (Loss) for the fiscal quarter and year-to-date periods ended June 28, 2009 and June 29, 2008, (ii) Condensed Consolidated Balance Sheets at June 28, 2009 and December 28, 2008, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 28, 2009 and June 29, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached.