Form 10-Q
period 2009-09-27
GANNETT CO INC /DE/
filed 2009-11-04
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of September 27, 2009, was 236,236,708.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Operations
Gannett Co., Inc. (the Company) reported 2009 third quarter earnings per diluted share of $0.31 compared to $0.69 for the third quarter of 2008.
The results for the third quarter of 2009 include $44.7 million of pre-tax non-cash charges associated primarily with facility consolidations and asset impairments ($28.9 million after-tax or $0.12 per share) and $2.3 million in pre-tax costs covering workforce restructuring ($1.4 million after-tax or $0.01 per share).
The results for the third quarter of 2008 included pre-tax workforce restructuring of $23.0 million ($14.4 million after tax or $0.07 per share).
To facilitate analysis and comparisons of the Company’s operating results for the third quarters of 2009 and 2008, the table below illustrates the impact on a per share basis of the special charges noted above:

	2009	2008
Impact of noted items:
Workforce restructuring	$0.01	$0.07
Facility consolidation and asset impairment charges	0.10	—
Impairment of equity method investment	0.02	—

Unfavorable impact on reported diluted earnings per share	$0.13	$0.07

Excluding the special items noted above, diluted earnings per share declined 42% reflecting the adverse economic conditions in the U.S. and UK. However, each of the Company’s three business segments reported significant levels of operating income for the quarter as the economy-driven revenue declines were offset to a significant degree by cost savings initiatives.
For the year-to-date periods, the 2009 net income attributable to Gannett Co., Inc. was $222 million or $0.94 per diluted share compared to a loss in 2008 of $1.9 billion or $8.49 per diluted share. Special charges and credits affecting these reported results are more fully discussed in the following sections of this report, including Note 3, Note 6 and Note 7 to the Condensed Consolidated Financial Statements.
To facilitate analysis and comparisons of the Company’s operating results for the 2009 and 2008 year to date periods, the table below illustrates the impact on a per share basis of the special charges and credits reflected therein:

	2009	2008
Impact of noted items:
Workforce restructuring	$0.07	$0.18
Facility consolidation and asset impairment charges	0.23	10.36
Impairment of newspaper publishing partnerships and other equity method investments	0.02	0.71
Debt exchange gain	(0.11)	—
Pension settlement/curtailment gains	(0.11)	(0.13)
Impairment of publishing assets to be sold	0.10	—
Tysons land sale gain	—	(0.07)

Unfavorable impact on reported diluted earnings (loss) per share	$0.21 (a)	$11.05

(a)	Total does not sum due to rounding
Excluding the special items noted above, diluted earnings per share declined 55% on a year to date basis.

Liquidity Matters
In March 2009, the Company borrowed under its revolving credit agreements funds sufficient to retire the then outstanding $563 million of floating rate notes that were due in May 2009. The floating rate notes were repaid as scheduled.
On May 5, 2009, the Company completed a private exchange offer relating to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The Company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes. The Company reported a non-cash gain of $43 million on this exchange, which is reflected as a non-operating item in the Condensed Consolidated Statements of Income.
For the first nine months of 2009, the Company’s long-term debt was reduced by $504 million reflecting repayments of $462 million from operating cash flow and the gain from the private exchange offer of $43 million. At the end of the third quarter, the Company’s debt was $3.3 billion. The Company’s senior leverage ratio was 3.03 as of September 27, 2009. The Company believes its senior leverage ratio will be lower at the end of 2009.
On October 2, 2009, after quarter end, the Company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value and the 2017 notes were priced at 98.582% of face value. The Company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The Company now has almost 25 percent of its debt maturing in the fourth quarter of 2014 or beyond, and the Company has no further debt repayment requirements until June of 2011.
Further information regarding liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” beginning on page 9.
Operating Revenue and Expense Discussion
The narrative which follows provides background on key revenue and expense areas and principal factors affecting comparisons and amounts. The narrative is focused mainly on changes in historical financial results. However, certain comparisons identified as “pro forma” below reflect adjustments to historical financial results. To compute pro forma numbers, historical financial results are adjusted to assume that all companies presently consolidated as of the most recent balance sheet date were consolidated throughout all periods covered by the narrative. Historical financial results are also adjusted to remove the impact of disposed businesses. The pro forma amounts include adjustments for (1) CareerBuilder, which the Company began consolidating in September 2008; (2) ShopLocal, which the company began consolidating at the beginning of its third quarter of 2008; and (3) the exit of a commercial printing business in the third quarter of 2009. The Company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the Company uses this same pro forma data in its external reporting of key financial results and benchmarks.
Operating Revenues
Operating revenues declined 18% to $1.3 billion for the third quarter of 2009 and 18% to $4.1 billion for the first nine months of the year. The revenue declines reflect primarily the impact on advertising demand of the ongoing recessions in the U.S. and UK economies as well as the near absence of approximately $50 million in Olympic and political broadcast revenue that the Company recognized in the third quarter of 2008. Digital segment revenues increased significantly due to the consolidation of CareerBuilder since September of 2008. On a pro forma basis, operating revenues decreased 22% for the quarter and 24% for the year-to-date periods (21% for the quarter and year-to-date periods on a constant currency basis). A more detailed discussion of revenues by business segment is included in following sections of this report.
Operating Expenses
Operating expenses declined 14% to $1.2 billion for the third quarter of 2009 as a result of continuing cost containment efforts including workforce restructuring, facility consolidations and salary adjustments as well as lower newsprint expense. Operating expenses declined 44% to $3.7 billion for the first nine months as a result of the same factors affecting the third quarter comparison, expense declines due to employee furloughs in the first six months of 2009 and the significant non-cash impairment charges in 2008. The consolidation of CareerBuilder since September of 2008 had the effect of increasing reported expenses. Excluding the workforce restructuring expenses, facility consolidation and asset impairment charges, and pension gains in both years, pro forma operating expenses were 20% lower for the quarter and 19% lower year-to-date.

Excluding workforce restructuring, payroll expenses were down 19% for the quarter and 17% for the first nine months, reflecting headcount reductions across the Company as well as the impact of salary adjustments, offset partially by the consolidation of CareerBuilder. On a pro forma basis, payroll expense, excluding workforce restructuring, were down 23% for the quarter and year-to-date. The year-to-date comparison was favorably impacted by approximately $45 million in savings resulting from the employee furlough program occurring in the first six months of 2009.
Newsprint expense was 43% lower for the third quarter of 2009 reflecting a 35% decline in usage, including savings from web width reductions and greater use of light weight newsprint, as well as a substantial drop in usage prices. Year-to-date newsprint expense declined 27% on a 32% decline in usage, partially offset by an increase in usage price. For the remainder of 2009, newsprint prices are expected to be below prior year levels and consumption will continue to be significantly below last year. The Company expects newsprint expense comparisons to prior year will be significantly better in the fourth quarter of the year than in the first nine months.
Publishing Results
Publishing revenues declined almost 24% to $1.0 billion from $1.4 billion in the third quarter and decreased over 25% to $3.3 billion from $4.4 billion year-to-date. On a constant currency basis, publishing revenues declined 22% for the third quarter and year-to-date period. In the third quarter of 2009, the Company exited a commercial printing business in the UK, which accounted for approximately $21 million of the total publishing revenue decline for the quarter and year to date. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 13% to 1.64 for the third quarter of 2009 from 1.90 last year and for the year-to-date period decreased 21% to 1.54 from 1.95.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 67% and 27%, respectively, of total publishing revenues for the third quarter and year-to-date periods. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Third Quarter	2009	2008	% Change

Advertising	$699,644	$977,111	(28)
Circulation	284,259	298,978	(5)
All other	58,267	86,627	(33)

Total	$1,042,170	$1,362,716	(24)

Year-to-date	2009	2008	% Change

Advertising	$2,175,478	$3,182,194	(32)
Circulation	876,699	914,150	(4)
All other	199,094	264,581	(25)

Total	$3,251,271	$4,360,925	(25)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Third Quarter	2009	2008	% Change

Retail	$355,450	$458,010	(22)
National	116,395	155,246	(25)
Classified	227,799	363,855	(37)

Total publishing advertising revenue	$699,644	$977,111	(28)

Year-to-date	2009	2008	% Change

Retail	$1,110,035	$1,445,699	(23)
National	369,133	499,445	(26)
Classified	696,310	1,237,050	(44)

Total publishing advertising revenue	$2,175,478	$3,182,194	(32)

Publishing advertising revenues decreased 28% in the quarter to $700 million from $977 million in the third quarter of 2008 and decreased 32% to $2.2 billion from $3.2 billion on a year-to-date basis. On a constant currency basis, total publishing advertising revenue would have been 27% lower for the third quarter and 29% lower for the year-to-date period. For U.S. publishing, advertising decreased 26% for the third quarter and 28% for the year-to-date period, while in the UK, advertising revenues fell 38% for the third quarter and 49% for the year-to-date period. On a constant currency basis, advertising revenues in the UK declined 29% for the third quarter and 35% for the year-to-date period.
In all advertising categories in the U.S. and UK, revenues were adversely affected by continuing recessionary economic conditions. However, trends for some revenue categories improved over the course of the third quarter. Overall, third quarter advertising revenue declines were 4 percentage points better than second quarter comparisons and second quarter comparisons improved over the first quarter. September was the Company’s best comparison month so far this year. For Newsquest, third quarter comparisons for advertising revenue in pounds were 8 percentage points better than the second quarter and 10 percentage points better than the first quarter.
Retail advertising revenues declined 22% and 23% for the quarter and year-to-date periods, respectively. In the U.S. retail was down 21% for the quarter and year-to-date period while in the UK retail revenues fell 30% (19% in pounds) for the quarter, and 37% (21% in pounds) for the year-to-date period. In the U.S., department store and furniture categories remain challenged although the third quarter comparisons for both categories were better than the two previous quarters.
National advertising revenues declined 25% and 26% for the quarter and year-to-date periods, respectively. Ad revenue at USA TODAY was down 37% for the quarter and 32% year-to-date as third quarter paid ad pages were 493 compared to 713 for the same period last year and were 1,621 year-to-date compared to 2,370 last year. Advertising demand at USA TODAY continues to be hampered by the continued lingering slowdown in the travel and lodging industries. National revenues were also lower for USA Weekend, Newsquest and the U.S. Community Publishing Group in the quarter and year-to-date periods.
Classified advertising revenues for the third quarter were down 37% reflecting declines of 35% in the U.S. and 44% at Newsquest. Automotive, employment and real estate declined 35%, 57% and 37%, respectively. On a constant currency basis, total classified revenues declined 35%. The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis for the third quarter of 2009 compared to the third quarter in 2008 were as follows:

	U.S.	Newsquest	Newsquest	Total Constant
	Publishing	(in dollars)	(in pounds)	Currency
Automotive	(32%)	(46%)	(37%)	(33%)
Employment	(57%)	(56%)	(49%)	(54%)
Real Estate	(35%)	(40%)	(31%)	(34%)
Legal	9%	—	—	9%
Other	(21%)	(28%)	(17%)	(20%)

	(35%)	(44%)	(35%)	(35%)
Year-to-date classified advertising revenues were down 44% reflecting declines of 38% in the U.S. and 55% at Newsquest. Automotive, employment and real estate declined 38%, 62% and 46%, respectively. On a constant currency basis, total classified revenues declined 39%. The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis for year to date 2009 compared to year to date 2008 were as follows:

	U.S.	Newsquest	Newsquest	Total Constant
	Publishing	(in dollars)	(in pounds)	Currency
Automotive	(33%)	(54%)	(42%)	(35%)
Employment	(61%)	(62%)	(52%)	(58%)
Real Estate	(37%)	(61%)	(51%)	(42%)
Legal	4%	—	—	4%
Other	(25%)	(36%)	(19%)	(23%)

	(38%)	(55%)	(42%)	(39%)

Overall, classified advertising revenue trends improved throughout the third quarter and third quarter year-over-year comparisons were about 8 percentage points better than second quarter year-over-year comparisons. In addition, September was the best year-over-year comparison month of the year. Trends in employment and real estate improved over the course of the quarter. Third quarter year-over-year comparisons for U.S. classified advertising overall were about 5 percentage points better than the second quarter due to better comparisons for automotive, employment and real estate. Third quarter year-over-year comparisons for UK classified advertising overall were about 10 percentage points better than the second quarter on a constant currency basis. The relative improvement was driven primarily by results in the real estate category.
The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s new digital segment. These online/digital advertising revenues declined 19% for the quarter and 22% for the year-to-date period, principally due to reduced employment advertising.
Circulation revenues declined 5% and 4% for the quarter and year-to-date periods, respectively. Revenue comparisons reflect lower circulation volumes partially offset by price increases. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 13% for the quarter and 12% year-to-date, while Sunday net paid circulation was down 8% for the quarter and 7% year-to-date. Volumes were affected, in part, by single copy and home delivery price increases initiated at most U.S. newspapers and by selective culling of distribution in certain areas. Domestic circulation revenue declined 3% for the quarter and 1% for the year, reflecting lower volume and recent single copy and home delivery price increases in several markets and at USA TODAY. In the September Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 17% from 2,293,310 in 2008 to 1,900,116 in 2009 reflecting lower business and leisure travel.
The decrease in “All other” revenues for the third quarter and year-to-date period is primarily due to lower commercial printing activity, the exit of a UK commercial printing business in the third quarter of 2009, and a decline in the British pound to U.S. dollar exchange rate.
Publishing operating expenses were down 20% in the quarter to $940 million from $1.2 billion in the third quarter of 2008, mainly due to efficiency efforts that resulted in workforce restructuring and facility consolidations. Excluding non-cash facility consolidation and asset impairment charges from the third quarter of 2009, and workforce restructuring costs taken in both years, third quarter operating expenses declined 22%. This decline was driven by cost containment efforts including the impact of headcount reductions in previous periods, lower newsprint expense and generally lower spending in nearly all other key cost categories. Year-to-date publishing operating expenses declined 52% to $2.9 billion compared to $6.1 billion a year ago. Excluding non-cash facility consolidation and asset impairment charges, pension gains, and workforce restructuring costs taken in both years, year-to-date operating expenses declined 20%.
Newsprint expense was 43% lower for the third quarter of 2009 reflecting a 35% decline in usage, including savings from web width reductions and greater use of light weight newsprint, as well as a substantial drop in usage prices. Year-to-date newsprint expense declined 27% on a 32% decline in usage, partially offset by an increase in usage price. For the remainder of 2009, newsprint prices are expected to be below prior year levels and consumption will continue to be significantly below last year. The Company expects newsprint expense comparisons to prior year will be significantly better in the fourth quarter of the year than in the first nine months.
The Company expects that publishing segment expenses for the last quarter of 2009 will continue to be significantly lower than prior year levels, reflecting continued payroll and newsprint savings.
Publishing segment operating income was $102 million in the quarter, compared to $183 million last year. Excluding non-cash facility consolidation and asset impairment charges from the third quarter of 2009, and workforce restructuring costs taken in both years, third quarter operating income declined 33%. The decline reflects the challenging advertising environment, partially mitigated by cost savings. The weakening of the British pound also contributed to the decline in operating income. Year-to-date publishing operating income was $328 million, compared to a loss of $1.7 billion last year. Excluding non-cash facility consolidation and asset impairment charges, pension gains, and workforce restructuring costs taken in both years, publishing operating income declined 50% for the year to date period.
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
Digital segment operating revenues were $143 million in the third quarter compared to $78 million in 2008, an increase of $65 million. Year-to-date operating revenues were $428 million compared to $111 million in 2008, an increase of $317 million. Digital operating expenses were $118 million in the third quarter compared to $71 million in 2008, an increase of $47 million. Year-to-date operating expenses were $387 million compared to $102 million in 2008, an increase of $285 million. Digital operating revenue and expense increases reflect primarily the consolidation of CareerBuilder for all of 2009 but for only part of 2008. On a pro forma basis, digital segment operating revenues were down 20% for the third quarter and 17% for the year-to-date period. These declines reflect the impact the weak economy has had on employment advertising. Pro forma expenses were down 28% for the third quarter and 25% for the year-to-date period. Although this decline was driven primarily by CareerBuilder’s significant cost savings, almost all digital segment properties had expense savings that exceeded revenue declines.
Digital segment operating income of $25 million in the third quarter and $42 million in the year-to-date period reflects more favorable results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, and Schedule Star. Pro forma operating results improved by over $10 million, or 71% in the third quarter and over $37 million in the year-to-date period, reflecting significantly better results for CareerBuilder, ShopLocal, PointRoll and Schedule Star.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $151 million in the third quarter, a 23% decrease compared to $197 million in 2008, which included approximately $50 million in ad demand related to the Olympics and elections. A three-fold increase in retransmission revenues to $14 million and solid revenue growth from Captivate during the quarter partially offset the absence of Olympic and substantially lower election ad spending as well as continued weakness in the automobile category. Excluding Olympic and election revenues, the company’s core television revenues would have been down in the high single digits making the third quarter the best quarter of the year. In September, several revenue categories such as packaged goods, medical/dental, and media reflected substantial double digit gains.
Broadcasting operating expenses for the third quarter totaled $108 million, down 4% from $113 million a year ago. The 4% decline was due primarily to efforts to control costs and create efficiencies. Operating expenses excluding special items in both quarters were 9% lower.
Reported operating income for the third quarter totaled $43 million, down 49% from $84 million last year. Year-to-date operating income was $137 million, down 38% from $221 million last year.
Television revenues were 25% lower for the quarter and 20% lower year to date. Based on current trends, the Company expects the percentage decline in television revenues to be in the low twenties for the fourth quarter of 2009 compared to the fourth quarter of 2008, reflecting the $58 million of political revenue achieved in the fourth quarter of 2008. Excluding the impact of political, the Company expects revenues to be up in the low single digits.
Corporate Expense
Corporate expenses in the third quarter of 2009 were $13 million compared to $14 million a year ago. Year-to-date 2009 corporate expenses were $41 million compared to $40 million a year ago. Year to date corporate expenses were higher due principally to the allocation of a portion of the pension curtailment gain in 2008. Absent the pension gain and several other items, corporate expenses on a year to date basis were down 9%.
Non-Operating Income and Expense
Equity Earnings
Equity income in unconsolidated investees reflected a small loss for the third quarter of 2009 compared to income of $6 million in the third quarter of 2008. The $6 million decline for the third quarter of 2009 reflects a non-cash impairment charge of $5 million for an investment, lower operating results from the company’s newspaper partnerships and the absence of equity earnings from CareerBuilder in 2009. These factors were partially offset, however, by improved results from other digital investee companies, particularly Classified Ventures.

On a year to date basis, equity income reflects a small loss for 2009 compared to a loss of $259 million in 2008. The loss of $259 million in 2008 reflects non-cash impairment charges totaling $261 million relating principally to the carrying value of newspaper partnership investments. Excluding the impairment charges in both years, equity income increased $3 million reflecting improved results from other digital investee companies, particularly Classified Ventures and the absence of equity losses in 2009 related to CareerBuilder and ShopLocal, partially offset by lower newspaper partnership results.
Interest Expense
The Company’s interest expense for the third quarter was $38 million and $131 million year-to-date, down 19% and 6%, respectively. Total average outstanding debt for the third quarter was $3.46 billion in 2009 and $4.11 billion in 2008. For the year-to-date periods of 2009 and 2008, total average outstanding debt was $3.77 billion and $4.04 billion, respectively. The weighted average interest rate for total outstanding debt was 4.05% for the third quarter of 2009 compared to 4.37% last year and 4.30% year-to-date compared to 4.42% last year. As a result of the new debt issued in connection with the October 2009 $500 million private placement offering, fourth quarter interest expense will increase from the third quarter 2009 level.
At the end of the third quarter of 2009, the Company had approximately $2.4 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $11.8 million.
Other Non-Operating Items
The $6 million improvement in other non-operating items for the third quarter of 2009 was due primarily to higher investment income and currency gains related to UK operations.
On a year-to-date basis, other non-operating items declined $5 million to a net total of $23 million of income. The amount reported for 2009 includes the $43 million non-cash debt exchange gain partially offset by a $28 million non-cash asset write down. In 2008, reported amounts include a $26 million gain on the sale of land. Excluding these items, other non-operating income increased $6 million over the prior year, due primarily to higher investment income and currency gains related to UK operations.
Provision for Income Taxes
The Company’s effective income tax rate was 30.2% for the third quarter compared to 26.3% for the comparable period of 2008. The higher rate for the third quarter 2009 is due to a greater level of state tax reserve releases from favorable tax settlements in the 2008 quarter. This unfavorable impact on the rate comparison was partially offset by an increase in fully consolidated pre-tax income from a less than wholly-owned partnership for which reported tax expense was based on the Company’s actual share of partnership earnings.
For the first nine months of 2008, the Company had a very low effective tax rate of (1.2)% due to impairment charges, the majority of which were not deductible for income tax purposes. Excluding the pre-tax and tax effects of all the 2008 impairment charges, the Company’s effective tax rate on such earnings would have been 30.1% for the first nine months of 2008. The effective rate for the first nine months of 2009 is 32.5%. The increase from the 30.1% rate that excluded impairments is due to a small increase in the annualized effective rate in 2009 and a greater level of state tax reserve releases from favorable tax settlements in 2008. These unfavorable impacts on the rate comparison were partially offset by an increase in fully consolidated pre-tax income from a less than wholly-owned partnership for which reported tax expense was based on the Company’s actual share of partnership earnings.
Net Income Attributable to Gannett Co., Inc.
Net income attributable to Gannett Co., Inc. was $74 million or $0.31 per diluted share for the third quarter of 2009 compared to $158 million or $0.69 per diluted share for the third quarter of 2008. For the year-to-date period of 2009, net income attributable to Gannett Co., Inc. was $222 million or $0.94 per diluted share compared to a loss of $1.9 billion or $8.49 per diluted share in 2008.
Refer to the table included on page 2 of this report for details of the net unfavorable impact of special items affecting reported earnings per share.
The weighted average number of diluted shares outstanding for the third quarter of 2009 totaled 238,815,000 compared to 228,331,000 for the third quarter of 2008. For the first nine months of 2009 and 2008, the weighted average number of diluted shares outstanding totaled 234,837,000 and 228,488,000 respectively. There were no shares repurchased in the third quarter of 2009. See Part II, Item 2 for information on share repurchases.

Certain Matters Affecting Future Operating Results
The Company’s results to be reported for the fourth quarter of 2009 will continue to be adversely affected by the recessionary conditions in the U.S. and UK economies. Advertising revenues are likely to be adversely affected in most key categories and revenue comparisons will continue to be challenged. In addition, last year’s fourth quarter revenues included approximately $58 million from significant levels of political advertising on the Company’s television stations that will not recur in 2009.
Reduced revenue levels will be offset significantly by cost containment initiatives, including workforce restructurings and facility consolidations, implemented in late 2008 and during 2009. The Company also expects continued favorable newsprint pricing comparisons as newsprint prices weakened throughout the first nine months.
The Company’s newsprint consumption for the fourth quarter will be down significantly from year ago levels. While the Company expects its operating income, excluding impairment and other special charges, will be below year ago levels for the fourth quarter, the percentage decline will be less than for such comparisons for the first three quarters of 2009.
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s cash flow from operating activities was $618 million for the first nine months of 2009, compared to $774 million for the first nine months of 2008. The decrease reflects lower publishing and broadcast earnings and related cash flow from those operations.
Cash flows used in the Company’s investing activities totaled $23 million for the nine months of 2009, reflecting $46 million of capital spending, $7 million of payments for acquisitions, and $8 million for investments. These cash outflows were partially offset by $22 million of proceeds from the sale of assets and $15 million of proceeds from investments.
Cash flows used for financing activities totaled $571 million for the first nine months of 2009 reflecting net debt payments of $462 million and payment of dividends totaling $110 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the third quarter of 2009, totaled $9 million and was paid in October, 2009.
The long-term debt of the Company is summarized below:
In thousands of dollars

	Sept. 27, 2009	Dec. 28, 2008

Unsecured floating rate notes paid May 2009	$—	$632,205

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,511	498,464

Unsecured floating rate term loan due July 2011	280,000	280,000

Borrowings under revolving credit agreements expiring March 2012	2,076,000	1,907,000

Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,226	499,269

Unsecured notes bearing fixed rate interest at 10% due June 2015	56,382	—

Unsecured notes bearing fixed rate interest at 10% due April 2016	161,733	—

Other indebtedness	4	4

Total long-term debt	$3,312,856	$3,816,942

On July 28, 2009, the Board of Directors declared a dividend of $0.04 per share, payable on October 1, 2009, to shareholders of record as of the close of business on September 11, 2009. The dividend rate per share is consistent with the rate paid for the preceding two quarters, and represents a 90% reduction from the fourth quarter 2008’s dividend rate of $0.40 cents per share. The Board’s action in setting the new quarterly dividend rate, a response to the full-fledged recessions in the U.S. and UK and the continuing difficulties in the credit markets, strengthens the Company’s balance sheet and allows the Company greater financial flexibility to reallocate more than $325 million of free cash flow annually toward debt repayment and other investments.

On October 31, 2008, the Company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, it is required that the Company maintain a senior leverage ratio of less than 3.5x. The agreements also require the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. Currently, all of the Company’s debt is senior and unsecured. At September 27, 2009, the senior leverage ratio was 3.03x. The Company believes its senior leverage ratio will be lower at the end of 2009.
The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the Company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. In addition, the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There was a further provision that the aggregate size of the three revolving credit agreements would be reduced on a dollar-for-dollar basis for the first $397 million that the Company raises in the capital markets prior to December 31, 2009 and in any event reduced to $2.75 billion at December 31, 2009.
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
On September 25, 2009, the Company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the Company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
On August 21, 2009, Moody’s confirmed the Company’s Ba1 corporate family rating and its Ba2 senior unsecured note rating which had been placed under review for a possible downgrade in April. In addition, Moody’s rated the Company’s bank debt, which includes its revolving credit agreements and term loan, Baa3. The Baa3 rating also applies to any long-term debt which has the same subsidiary guarantees as the bank debt. The Company’s debt is rated BB by Standard and Poor’s.
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
The new 2015 notes and the new 2016 notes (together, the Notes) are senior unsecured obligations and are guaranteed by those Company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement. The Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In connection with the exchange transactions and in accordance with the modifications and extinguishments requirements of Accounting Standards Codification (ASC) Topic 470, “Debt,” the Company recorded a gain of approximately $42.7 million which is classified in “Other non-operating items” in the Statement of Income for the second quarter. This gain resulted from recording the Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.
On October 2, 2009, the Company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. The 2014 notes and the 2017 notes (together, the New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act. The New Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities and term loan. The Company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The issuance of the New Notes triggered the aforementioned reduction in the aggregate size of the Company’s three revolving credit agreements by $397 million to a new total of $2.75 billion which otherwise would have been reduced on December 31, 2009. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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
The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar debt with the same remaining maturities and similar terms, totaled $2.9 billion at September 27, 2009.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of September 27, 2009, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock in the next few quarters. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $412 million at the end of the third quarter 2009 versus $355 million at the end of 2008. This change reflects a 9% increase in the exchange rate for the British pound. Newsquest’s assets and liabilities at September 27, 2009 and December 28, 2008 were translated from the British pound to U.S. dollars at an exchange rate of 1.60 and 1.46, respectively. For the third quarter, Newsquest’s financial results were translated at an average rate of 1.64 for 2009 compared to 1.90 for 2008. Year-to-date results were translated at an average rate of 1.54 in 2009 compared to 1.95 for 2008.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter and year-to-date periods of 2009 would have increased or decreased approximately 2%.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 27, 2009	Dec. 28, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,769	$98,949
Trade receivables, less allowance for doubtful receivables (2009 — $55,046; 2008 — $59,008)	654,992	846,590
Other Receivables	23,338	58,399
Inventories	63,976	121,484
Deferred income taxes	23,158	29,386
Prepaid expenses and other current assets	111,068	91,136

Total current assets	1,000,301	1,245,944

Property, plant and equipment
Cost	4,562,146	4,607,363
Less accumulated depreciation	(2,533,637)	(2,385,869)

Net property, plant and equipment	2,028,509	2,221,494

Intangible and other assets
Goodwill	2,868,665	2,872,888
Indefinite-lived and amortizable intangible assets, less accumulated amortization	581,936	582,691
Deferred income taxes	416,937	460,567
Investments and other assets	422,224	413,230

Total intangible and other assets	4,289,762	4,329,376

Total assets	$7,318,572	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 27, 2009	Dec. 28, 2008
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$272,529	$324,573
Compensation, interest and other accruals	362,665	468,722
Dividends payable	9,642	91,465
Income taxes	44,264	—
Deferred income	236,862	272,381

Total current liabilities	925,962	1,157,141

Income taxes	194,183	227,067
Long-term debt	3,312,856	3,816,942
Postretirement medical and life insurance liabilities	205,300	217,143
Pension liabilities	831,510	882,511
Other long-term liabilities	255,835	248,482

Total liabilities	5,725,646	6,549,286

Redeemable noncontrolling interest	76,892	72,840

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	637,140	743,199
Retained earnings	6,200,477	6,006,753
Accumulated other comprehensive loss	(403,397)	(469,252)

	6,758,639	6,605,119

Less treasury stock, 88,181,924 shares and 96,295,239 shares, respectively, at cost	(5,380,058)	(5,549,237)

Total Gannett Co., Inc. shareholders’ equity	1,378,581	1,055,882

Noncontrolling interest	137,453	118,806

Total equity	1,516,034	1,174,688

Total liabilities, redeemable noncontrolling interest and equity	$7,318,572	$7,796,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	September 27,	September 28,	% Inc
	2009	2008	(Dec)
Net Operating Revenues:
Publishing advertising	$699,644	$977,111	(28.4)
Publishing circulation	284,259	298,978	(4.9)
Digital	142,955	77,594	84.2
Broadcasting	151,458	197,000	(23.1)
All other	58,267	86,627	(32.7)

Total	1,336,583	1,637,310	(18.4)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	796,984	985,004	(19.1)
Selling, general and administrative expenses, exclusive of depreciation	284,111	328,320	(13.5)
Depreciation	50,901	57,682	(11.8)
Amortization of intangible assets	8,378	7,123	17.6
Facility consolidation and asset impairment charges	39,248	—	***

Total	1,179,622	1,378,129	(14.4)

Operating income	156,961	259,181	(39.4)

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	(373)	5,711	***
Interest expense	(38,065)	(46,802)	(18.7)
Other non-operating items	3,570	(2,192)	***

Total	(34,868)	(43,283)	(19.4)

Income before income taxes	122,093	215,898	(43.4)
Provision for income taxes	36,900	56,700	(34.9)

Net income	85,193	159,198	(46.5)
Net income attributable to noncontrolling interest	(11,441)	(1,141)	***

Net income attributable to Gannett Co., Inc.	$73,752	$158,057	(53.3)

Earnings per share — basic	$0.31	$0.69	(55.1)

Earnings per share — diluted	$0.31	$0.69	(55.1)

Dividends per share	$0.04	$0.40	(90.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine Weeks Ended
	September 27,	September 28,	% Inc
	2009	2008	(Dec)
Net Operating Revenues:
Publishing advertising	$2,175,478	$3,182,194	(31.6)
Publishing circulation	876,699	914,150	(4.1)
Digital	428,469	111,495	***
Broadcasting	447,914	559,748	(20.0)
All other	199,094	264,581	(24.8)

Total	4,127,654	5,032,168	(18.0)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,503,300	2,960,042	(15.4)
Selling, general and administrative expenses, exclusive of depreciation	886,593	922,755	(3.9)
Depreciation	160,435	172,393	(6.9)
Amortization of intangible assets	24,775	21,838	13.4
Facility consolidation and asset impairment charges	86,639	2,501,874	(96.5)

Total	3,661,742	6,578,902	(44.3)

Operating income (loss)	465,912	(1,546,734)	***

Non-operating (expense) income:
Equity loss in unconsolidated investees, net	(223)	(258,837)	(99.9)
Interest expense	(130,949)	(139,308)	(6.0)
Other non-operating items	22,609	27,342	(17.3)

Total	(108,563)	(370,803)	(70.7)

Income (loss) before income taxes	357,349	(1,917,537)	***
Provision for income taxes	116,100	22,200	***

Net income (loss)	241,249	(1,939,737)	***
Net income attributable to noncontrolling interest	(19,581)	(1,184)	***

Net income (loss) attributable to Gannett Co., Inc.	$221,668	$(1,940,921)	***

Earnings (loss) per share — basic	$0.95	$(8.49)	***

Earnings (loss) per share — diluted	$0.94	$(8.49)	***

Dividends per share	$0.12	$1.20	(90.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$241,249	$(1,939,737)
Adjustments to reconcile net income (loss) to operating cash flows:
Debt exchange gain	(42,746)	—
Depreciation and amortization	185,210	194,231
Facility consolidation and asset impairment charges	114,674	2,501,874
Provision (benefit) for deferred income taxes	45,700	(198,300)
Pension expense, net of pension contributions	(14,289)	(46,851)
Equity loss in unconsolidated investees, net	223	258,837
Stock-based compensation	56,609	17,139
Change in other assets and liabilities, net	31,204	(12,807)

Net cash flow from operating activities	617,834	774,386

Cash flows from investing activities:
Purchase of property, plant and equipment	(45,752)	(103,979)
Payments for acquisitions, net of cash acquired	(6,698)	(137,157)
Payments for investments	(8,274)	(41,290)
Proceeds from investments	15,404	23,518
Proceeds from sale of assets	22,156	69,494

Net cash used for investing activities	(23,164)	(189,414)

Cash flows from financing activities
Proceeds from borrowings under revolving credit agreements	169,000	696,000
Payments of unsecured fixed rate notes	—	(1,500,000)
(Payments of) proceeds from unsecured floating rate notes	(630,501)	280,000
Proceeds from unsecured promissory notes	—	333,981
Dividends paid	(109,886)	(275,466)
Cost of common shares repurchased	—	(72,764)
Distributions to noncontrolling interest shareholders	—	(200)

Net cash used for financing activities	(571,387)	(538,449)

Effect of currency exchange rate change	1,537	(995)

Net increase in cash and cash equivalents	24,820	45,528
Balance of cash and cash equivalents at beginning of period	98,949	77,249

Balance of cash and cash equivalents at end of period	$123,769	$122,777

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2009
NOTE 1 – Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended September 27, 2009, and the comparable periods of 2008, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The Company has evaluated subsequent events through the time of filing this Form 10-Q on November 4, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since September 27, 2009 that required recognition or disclosure in these financial statements, other than the private placement offering described in Note 16.
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
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), as subsequently codified in Accounting Standards Codification (ASC) Topic 810, “Consolidation,” at the beginning of its 2009 fiscal year. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the Condensed Consolidated Balance Sheet. Gannett’s SFAS No. 160 adoption resulted in the presentation of a new line “Redeemable noncontrolling interest” in the mezzanine section of the balance sheet. The balance in this line represents redeemable stock held by a noncontrolling owner in CareerBuilder, LLC (CareerBuilder). The redeemable stock is generally exercisable within 30 days after January 1, 2014. On the Condensed Consolidated Statements of Income, SFAS No. 160 affected primarily the Company’s reporting of the 49.2 percent noncontrolling interest in CareerBuilder. Previously, the Company presented this minority interest in “Other non-operating items” in the Condensed Consolidated Statements of Income. Under SFAS No. 160, “Net income” in the Condensed Consolidated Statements of Income reflects 100 percent of CareerBuilder results as the Company holds the controlling interest. “Net income (loss)” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income (loss) attributable to Gannett Co., Inc.” While this presentation is different than previously required by GAAP, the final net income results attributable to the Company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.

NOTE 2 – Recently issued accounting standards
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162.” This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165), as subsequently codified in ASC Topic 855, “Subsequent Events.” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company began applying the provisions of SFAS No. 165 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 1.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which amends the interim disclosure requirements in scope for SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Both have been subsequently codified in ASC Topic 825, “Financial Instruments.” This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. The Company began applying the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 11.
In April 2009, the FASB issued FSP FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and 124-2), as subsequently codified in ASC Topic 320, “Investments- Debt and Equity Securities.” This FASB staff position provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP FAS 115-2 and 124-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. The Company began applying the provisions of FSP FAS 115-2 and 124-2 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by it, which can be found in Note 11.
In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), as subsequently codified in ASC Topic 805, “Business Combinations.” SFAS No. 141(R) became effective for the beginning of fiscal year 2009. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) did not affect the Company’s financial statements in any quarter of 2009.
The Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), as subsequently codified in ASC Topic 820, “Fair Value Measurements and Disclosures,” at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for the Company at the beginning of 2009. Note 11 contains information regarding the Company’s fair value measurements.

NOTE 3 – Facility consolidation and asset impairment charges
Very difficult business conditions required the Company to perform impairment tests on certain assets including goodwill, other intangible assets, other long lived assets and investments accounted for under the equity method during 2009 and 2008. As a result, the Company has recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets held for sale to fair value less costs to sell.
A summary of these charges is presented below:

					Per Diluted Share
	Pre Tax Amount (a)		After Tax Amount (a)		Amount (a)
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in millions, except per share amounts)	2009	2008	2009	2008	2009	2008

Facility consolidation and asset impairment charges

Property, plant and equipment:
Publishing	$31	$—	$20	$—	$0.08	$—
Broadcasting	3	—	2	—	0.01	—

Total property, plant and equipment	35	—	22	—	0.09	—

Other:
Publishing	1	—	—	—	—	—
Broadcasting	4	—	2	—	0.01	—

Total other	4	—	3	—	0.01	—

Total facility consolidation and asset impairment charges	39	—	24	—	0.10	—

Equity method investment	5	—	4	—	0.02	—

Total charges	$45	$—	$29	$—	$0.12	$—

(a)	Total amounts may not sum due to rounding.

					Per Diluted Share
	Pre Tax Amount (a)		After Tax Amount (a)		Amount (a)
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in millions, except per share amounts)	2009	2008	2009	2008	2009	2008
Facility consolidation and asset impairment charges

Publishing goodwill:	$17	$2,138	$10	$2,138	$0.04	$9.36
Publishing other intangible assets:	—	176	—	113	—	0.50
Property, plant and equipment:
Publishing	56	185	35	115	0.15	0.50
Broadcasting	3	2	2	1	0.01	—
Corporate	—	1	—	1	—	—

Total property, plant and equipment	59	188	37	117	0.16	0.51

Other:
Publishing	5	—	3	—	0.01	—
Broadcasting	5	—	3	—	0.01	—

Total other	10	—	6	—	0.03	—

Total facility consolidation and asset impairment charges	87	2,502	54	2,368	0.23	10.36

Impairment of publishing assets held for sale	28	—	24	—	0.10	—
Newspaper publishing partnerships and other equity method investments	5	261	4	162	0.02	0.71

Total charges	$120	$2,763	$83	$2,530	$0.35	$11.07

(a)	Total amounts may not sum due to rounding.

2009
The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic of ASC Topic 350, “Intangibles-Goodwill and Other” (ASC Topic 350). Because of difficult business conditions, testing for certain reporting units was updated during the second quarter of 2009. For one of the reporting units in the publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using a multiple of earnings technique. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied value of goodwill for this reporting unit was less than the carrying amount by $17 million, and therefore an impairment charge in this amount was taken. Deferred tax benefits were recognized for this charge and therefore the after-tax effect of the goodwill impairment was $10 million or $0.04 per share.
The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second and third quarters of 2009 due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360, “Property, Plant, and Equipment” (ASC Topic 360). This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them is less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the Company revised the useful lives of certain assets, which were abandoned during the year or for which management has committed to a plan to abandon in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of ASC Topic 360, the Company recorded third quarter and year-to-date charges of $35 million and $59 million, respectively. Deferred tax benefits were recognized for these charges and therefore the third quarter and year-to-date after-tax impact was $22 million or $0.09 per share and $37 million or $0.16 per share, respectively.
The charges in the “Other” category include shut down costs as well as the impairment of certain broadcast programming assets.
In the second quarter of 2009, in accordance with ASC Topic 360, the Company recorded an impairment charge to reduce the value of certain publishing assets held for sale to fair value less costs to sell. Fair value was determined using a discounted cash flow technique that included the cash flows associated with the expected disposition. This impairment charge was $28 million pre-tax and $24 million after-tax, or $0.10 per share. The charge is reflected in “Other non-operating items” in the Condensed Consolidated Statements of Income.
In the third quarter of 2009, for an investment in which the Company owns a noncontrolling interest, carrying value was written down to fair value because the business underlying the investment had experienced significant and sustained operating losses, leading the Company to conclude that it was other than temporarily impaired. This investment carrying value adjustment was $5 million pre-tax and $4 million on an after-tax basis, or $0.02 per share
2008
Because of softening business conditions within the Company’s publishing segment and the decline in the Company’s stock price and market capitalization experienced at that time, the goodwill impairment testing included within the goodwill subtopic of ASC Topic 350, was updated during the second quarter of 2008. For one of the reporting units in its publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using discounted cash flow and multiple of earnings techniques. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied value of goodwill for this reporting unit was less than the carrying amount by $2.1 billion, and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from stock purchase transactions. Therefore, the after tax effect of the impairment was $2.1 billion or $9.36 per share.
The impairment charge in the second quarter of 2008 of $176 million for other publishing intangible assets was required because revenue results from the underlying businesses had softened from what was expected at the time they were purchased and the assets were initially valued. In accordance with the general intangibles other than goodwill subtopic included within ASC Topic 350, the carrying values of impaired indefinite lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite lived intangible assets, principally customer relationships, were reduced to fair value in accordance with the general intangibles other than goodwill subtopic of ASC Topic 350. Fair values were determined using discounted cash flow. Deferred tax benefits were recognized for these intangible asset impairment charges and therefore the after-tax impact was $113 million or $0.50 per share.
The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second quarter of 2008 due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them was less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the Company revised the useful lives of certain assets, which were abandoned during the year or for which management has committed to a plan to abandon in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of ASC Topic 360, the Company recorded charges of $188 million in the second quarter of 2008. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $117 million or $0.51 per share.
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
NOTE 4 – Acquisitions
On June 30, 2008, the Company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The Company now owns 100% of ShopLocal and began consolidating its results at the beginning of the third quarter of 2008. The acquisition enables ShopLocal to collaborate with another Gannett company, PointRoll, to create ads that dynamically connect retail advertisers and consumers, online and in clients’ stores. Consequently, ShopLocal’s operations turned profitable in the third quarter of 2008.
On September 3, 2008, the Company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it is now the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been consolidated and are reported in the digital segment. The related noncontrolling interest charge for CareerBuilder is reflected in “Net income attributable to noncontrolling interest” in the Statement of Income.

NOTE 5 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 27, 2009 and December 28, 2008.

	September 27, 2009		December 28, 2008
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,868,665	—	$2,872,888	—
Indefinite-lived intangibles:
Mastheads and trade names	111,615	—	104,512	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	316,918	136,635	298,566	116,803
Other	58,329	23,595	59,777	18,665
Amortization expense was $8.4 million in the quarter ended September 27, 2009 and $24.8 million year-to-date. For the third quarter and year-to-date of 2008, amortization expense was $7.1 and $21.8 million respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over eight to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, partner relationships, patents and amortizable trade names. These assets were assigned lives of between four and 21 years and are amortized on a straight-line basis.

(in thousands of dollars)
Goodwill	Publishing	Digital	Broadcasting	Total
Balance at December 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888
Acquisitions and adjustments	1,533	(4,552)	—	(3,019)
Dispositions	(6,039)	—	—	(6,039)
Impairment	(17,000)	—	—	(17,000)
Foreign currency exchange rate changes	17,766	3,732	337	21,835

Balance at September 27, 2009	$590,588	$659,773	$1,618,304	2,868,665

NOTE 6 – Long-term debt
The long-term debt of the Company is summarized below:

In thousands of dollars	Sept. 27, 2009	Dec. 28, 2008

Unsecured floating rate notes paid May 2009	$—	$632,205
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,511	498,464
Unsecured floating rate term loan due July 2011	280,000	280,000
Borrowings under revolving credit agreements expiring March 2012	2,076,000	1,907,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,226	499,269
Unsecured notes bearing fixed rate interest at 10% due June 2015	56,382	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	161,733	—
Other indebtedness	4	4

Total long-term debt	$3,312,856	$3,816,942

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
On September 25, 2009, the Company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the Company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
On August 21, 2009, Moody’s confirmed the Company’s Ba1 corporate family rating and its Ba2 senior unsecured note rating which had been placed under review for a possible downgrade in April. In addition, Moody’s rated the Company’s bank debt, which includes its revolving credit agreements and term loan, Baa3. The Baa3 rating also applies to any long-term debt which has the same subsidiary guarantees as the bank debt. The Company’s debt is rated BB by Standard and Poor’s.
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
The new 2015 notes and the new 2016 notes (together, the Notes) are senior unsecured obligations and are guaranteed by those Company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement. The Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In connection with the exchange transactions and in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt,” the Company recorded a gain of approximately $42.7 million which is classified in “Other non-operating items” in the Statement of Income for the second quarter. This gain resulted from recording the Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.
As more fully described below in “NOTE 16 – Subsequent Event,” the Company completed a $500 million private placement offering on October 2, 2009.
NOTE 7 – Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan (GRP) is the Company’s principal retirement plan and covers most U.S. employees of the Company and its subsidiaries.
The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in millions of dollars)	2009	2008	2009	2008

Service cost-benefits earned during the period	$2.8	$12.8	$11.0	$56.0
Interest cost on benefit obligation	42.8	52.8	132.5	159.5
Expected return on plan assets	(40.8)	(67.1)	(127.1)	(206.1)
Amortization of prior service cost (credit)	0.6	(0.7)	1.7	(9.7)
Amortization of actuarial loss	11.6	3.4	35.8	18.9

Pension expense for Company-sponsored retirement plans	17.0	1.2	53.9	18.6

Special termination charge	—	4.2	—	4.2
Curtailment gain	—	—	—	(46.5)
Settlement gain	—	—	(39.8)	—
Union and other pension cost	1.3	1.8	3.8	5.4

Pension (benefit) cost	$18.3	$7.2	$17.9	$(18.3)

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
As a result of amendments in June 2008 to freeze most benefit accruals in the GRP and the Gannett Supplemental Retirement Plan, the Company recognized a net pre tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with the Defined Benefit Plans-Pension subtopic of Topic 715, “Compensation-Retirement Benefits.”
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in millions of dollars)	2009	2008	2009	2008

Service cost-benefits earned during the period	$0.4	$0.4	$1.2	$1.4
Interest cost on net benefit obligation	3.5	3.5	10.5	10.5
Amortization of prior service credit	(3.9)	(3.8)	(11.7)	(11.6)
Amortization of actuarial loss	1.4	1.1	4.2	3.5
Special termination charge	—	1.3	—	1.3

Net periodic postretirement benefit cost	$1.4	$2.5	$4.2	$5.1

NOTE 9 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $116.3 million as of December 28, 2008 and $107.6 million as of the end of the third quarter of 2009. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 28, 2008 was $182 million and as of September 27, 2009 was $169.8 million. The $12.2 million decrease reflects a reduction for prior year tax positions, a reduction for lapses of statutes of limitations, and additions in the current year. The reduction for prior year tax positions was primarily related to favorable settlements with tax authorities and currency exchange rate fluctuations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The Company recognized interest and penalty expense (income) of $1.3 million and $(1.8) million during the third quarter of 2009 and 2008, respectively, and $(1.0) million and $10.2 million for the year-to-date 2009 and 2008 periods, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 28, 2008 was approximately $72.6 million and as of September 27, 2009, was approximately $70.3 million.
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
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $41 million within the next 12 months.

NOTE 10 – Supplemental shareholders’ equity information
The following table summarizes the shareholders’ equity for the 39 weeks ended September 27, 2009 and September 28, 2008. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	221,668	19,581	241,249
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(4,052)	(4,052)
Other comprehensive income	65,852	3,118	68,970
Dividends declared	(27,944)	—	(27,944)
Stock-based compensation	56,609	—	56,609
Other activity	6,514	—	6,514

Balance at September 27, 2009	$1,378,581	$137,453	$1,516,034

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 30, 2007	$9,017,159	$340	$9,017,499
Comprehensive income:
Net income (loss)	(1,940,921)	1,184	(1,939,737)
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(427)	(427)
Other comprehensive loss	(141,154)	—	(141,154)
Dividends declared	(273,677)	—	(273,677)
Treasury stock acquired	(72,764)	—	(72,764)
Stock-based compensation	17,139	—	17,139

Acquisitions	—	145,402	145,402
Other activity	223	(584)	(361)

Balance at September 28, 2008	$6,606,005	$145,915	$6,751,920

The table below presents the components of comprehensive income (loss) for the third quarter and year-to-date periods of 2009 and 2008. Other comprehensive income (loss) consists primarily of foreign currency translation, pension liability adjustments and interest rate swap mark-to-market adjustments.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in thousands of dollars)	2009	2008	2009	2008

Net income (loss)	$85,193	$159,198	$241,249	$(1,939,737)
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(1,411)	(427)	(4,052)	(427)
Other comprehensive income (loss)
Foreign currency translation adjustment	(16,202)	(110,101)	58,909	(142,799)
Other	5,639	1,427	10,061	1,645

Total other comprehensive income (loss)	(10,563)	(108,674)	68,970	(141,154)

Total comprehensive income (loss)	73,219	50,097	306,167	(2,081,318)

Comprehensive income attributable to the noncontrolling interest	12,752	714	18,647	757

Comprehensive income (loss) attributable to Gannett Co., Inc.	$60,467	$49,383	$287,520	$(2,082,075)

NOTE 11 – Fair value measurement
The Company measures and records in the accompanying condensed consolidated financial statements certain assets at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of September 27, 2009 (in thousands):

	Fair Value Measurements as of
	September 27, 2009
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$32,858	$—	$—	$32,858
Sundry investments	23,733	—	26,492	50,225
The level 3 sundry investments are financial instruments held by CareerBuilder. At December 28, 2008, such instruments had a carrying value of $27.5 million. For the year-to-date period ended September 27, 2009, the Company sold some of these instruments receiving proceeds of $1.2 million and recording a gain of $0.2 million. The Company utilized a probability-weighted discounted cash flow technique to determine the fair value of its level 3 financial instruments. The main assumptions used in the fair value calculation were the estimated coupon rate associated with the securities and the discount rate (determined based on market yields of similar taxable obligations).
The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar debt with the same remaining maturities and similar terms, totaled $2.9 billion at September 27, 2009. As described in Note 6, the Company recognized the new debt resulting from the May 2009 private exchange offer at fair value in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt.”
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the thirteen weeks ended June 28, 2009, certain publishing goodwill was written down to implied fair value. In addition, long-lived assets held and used were written down to fair value in that period as well as during the thirteen weeks ended September 27, 2009. The valuation techniques utilized to measure fair value are discussed in Note 3 above.
The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet as of September 27, 2009 (in thousands):

	Fair Value Measurements as of
	September 27, 2009
	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$5,719	$5,719
Long-lived assets held and used – Measured during Quarter 2	—	—	36,929	36,929
Long-lived assets held and used – Measured during Quarter 3	—	—	8,481	8,481
In addition the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At September 27, 2009 and December 28, 2008, the aggregate carrying amount of such investments was $16 million. No events or changes in circumstances have occurred since December 28, 2008 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment in 2009.
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

	Thirteen Weeks Ended
	September 27,	September 28,	% Inc
(unaudited, in thousands of dollars)	2009	2008	(Dec)

Net Operating Revenues:
Publishing	$1,042,170	$1,362,716	(23.5)
Digital	142,955	77,594	84.2
Broadcasting	151,458	197,000	(23.1)

Total	$1,336,583	$1,637,310	(18.4)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$102,468	$183,432	(44.1)
Digital	24,646	6,136	***
Broadcasting	43,026	83,957	(48.8)
Corporate	(13,179)	(14,344)	(8.1)

Total	$156,961	$259,181	(39.4)

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$70,486	$48,224	46.2
Digital	8,604	4,094	***
Broadcasting	15,475	8,513	81.8
Corporate	3,962	3,974	(0.3)

Total	$98,527	$64,805	52.0

	Thirty-nine Weeks Ended
	September 27,	September 28,	% Inc
	2009	2008	(Dec)

Net Operating Revenues:
Publishing	$3,251,271	$4,360,925	(25.4)
Digital	428,469	111,495	***
Broadcasting	447,914	559,748	(20.0)

Total	$4,127,654	$5,032,168	(18.0)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$328,080	$(1,737,470)	***
Digital	41,852	9,784	***
Broadcasting	137,405	220,996	(37.8)
Corporate	(41,425)	(40,044)	3.4

Total	$465,912	$(1,546,734)	***

Depreciation, amortization and facility consolidation asset impairment charges:
Publishing	$199,505	$2,648,943	(92.5)
Digital	26,534	6,876	***
Broadcasting	33,745	27,168	24.2
Corporate	12,065	13,118	(8.0)

Total	$271,849	$2,696,105	(89.9)

NOTE 13 – Derivative Instruments and Hedging Activities
In August 2007, the Company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value are recorded through accumulated other comprehensive loss with a corresponding adjustment to liabilities. As a result of the strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes were recorded through earnings. The interest rate swap agreements expired concurrent with the maturity of the floating rate notes in May 2009. Year-to-date 2009 expense associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the Company’s Condensed Consolidated Income Statement, was $7.7 million. Year-to-date 2009 expense associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the Company’s Condensed Consolidated Income Statement, was $0.6 million.

NOTE 14 – Earnings (loss) per share
The Company’s earnings (loss) per share (basic and diluted) are presented below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(in thousands except per share amounts)	2009	2008	2009	2008
Net income (loss) attributable to Gannett Co., Inc.	$73,752	$158,057	$221,668	$(1,940,921)

Weighted average number of common shares outstanding – basic	235,379	227,920	232,769	228,488
Effect of dilutive securities
Stock options	2,202	196	1,011	—
Restricted stock	1,234	215	1,057	—

Weighted average number of common shares outstanding – diluted	238,815	228,331	234,837	228,488

Earnings (loss) per share – Basic	$0.31	$0.69	$0.95	$(8.49)

Earnings (loss) per share – Diluted	$0.31	$0.69	$0.94	$(8.49)

NOTE 15 – Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
NOTE 16 – Subsequent Event
On October 2, 2009, the Company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. The 2014 notes and the 2017 notes (together, the New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act. The New Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities and term loan. The Company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The issuance of the New Notes triggered a required reduction in the aggregate size of the Company’s three revolving credit agreements by $397 million to a new total of $2.75 billion which otherwise would have been reduced on December 31, 2009. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2009 would have increased or decreased approximately 2%.
At the end of the third quarter of 2009, the Company had approximately $2.4 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $11.8 million.
The estimated fair value of the Company’s total long-term debt totaled $2.9 billion at September 27, 2009.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s Chairman, President, and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2009, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the third quarter of 2009. The approximate dollar value of shares that may yet be purchased under the program is $808.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009	GANNETT CO., INC.
/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Attached.

10-2	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Attached.

10-3	Third Amendment, dated as of September 28, 2009, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

Exhibit
Number	Exhibit	Location

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income (Loss) for the fiscal quarter and year-to-date periods ended September 27, 2009 and September 28, 2008, (ii) Condensed Consolidated Balance Sheets at September 27, 2009 and December 28, 2008, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 27, 2009 and September 28, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached.