Form 10-K
period 2009-12-27
GANNETT CO INC /DE/
filed 2010-02-24
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 26, 2009, was $874,868,691. The registrant has no non-voting common equity.
As of January 31, 2010, 237,356,592 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 4, 2010, is incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS
Company Profile
Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 237 million outstanding shares of common stock are held by approximately 8,800 shareholders of record in all 50 states and several foreign countries. The company has approximately 35,000 employees including 1,600 employees for CareerBuilder, LLC. Its headquarters are in McLean, VA, near Washington, DC.
Gannett is an international media and marketing solutions company. The company provides consumers with the information they want and connects them to their communities of interest through multiple platforms including the Internet, mobile, newspapers, magazines and TV stations. Gannett helps businesses grow by providing marketing solutions that reach and engage their customers across the company’s diverse platforms. Gannett is an Internet leader with hundreds of newspaper and TV web sites, reaching 27.3 million unique users monthly; CareerBuilder.com, the nation’s top employment site; USA TODAY.com; 80 local MomsLikeMe.com sites; PointRoll, an industry leader in rich media advertising solutions; and ShopLocal, a leader in multichannel shopping and advertising services. Gannett publishes 83 daily U.S. newspapers, including USA TODAY, the nation’s largest-selling daily print newspaper, and more than 650 magazines and other non-dailies including USA WEEKEND. The company also operates 23 television stations in 19 U.S. markets and Captivate, which operates video screens in office elevators in key urban markets. Gannett subsidiary Newsquest is the United Kingdom’s second largest regional newspaper company with 17 daily paid-for titles, more than 200 weekly newspapers, magazines and trade publications, and a network of web sites.
In broadcasting, the company’s 23 television stations in 19 U.S. markets with a total market reach of more than 20.9 million households cover 18.2% of the U.S. population. Each of these stations also operates locally oriented web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic on video screens located in elevators of office towers and select hotel lobbies across North America.
Gannett’s total Online U.S. Internet Audience in January 2010 was 27.3 million unique visitors, reaching about 13% of the Internet audience, as measured by comScore Media Metrix.
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
In 2008, the company made further strategic investments in QuadrantONE, a new digital ad sales network; Fantasy Sports Ventures, which operates a group of fantasy sports content web sites; COZI Group, which owns family organization software; and Livestream (formerly Mogulus), an Internet broadcasting service provider.
In late 2007, Metromix LLC was created, which is a digital joint venture focusing on a common model for local online entertainment sites, and then scaling the sites into a national platform under the Metromix brand.
Through its 2007 acquisition of Schedule Star LLC, the company operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors. National platform opportunities are being developed from the many local footprints of this business.
The company continues to evolve to meet the demands of consumers and advertisers in the digital environment and to optimize its opportunities at its core publishing and broadcast operations.
The operating principles in place to achieve these objectives include:
•	Drive innovation through the company to create new digital offerings that either complement the company’s news and information businesses, or that take it into new markets with new audiences.
•	Improve the company’s core publishing and television operations through transformation of the company’s newsrooms into Information Centers. The Information Center concept has enhanced the company’s appeal to more customers in the markets that are served, with 24/7 updating and through several techniques and products, including video streaming, database information on wide-ranging topics and crowdsourcing to reflect information provided by the company’s audiences. While the company’s focus is on customer centricity, Information Center initiatives also fulfill the company’s responsibilities under the First Amendment.
•	Continue the development and enhancement of the ContentOne initiative, through which it expects to fundamentally change the way content is gathered, shared and sold. ContentOne’s focus is to reduce duplication of effort in developing and gathering content and enhancing the sharing of content across the company. A key objective is to view content as a product, with usefulness and value beyond its inclusion in the company’s newspapers, television broadcasts and web sites. ContentOne builds on the Information Center initiative by creating a national focal point that will serve all of the company’s businesses.
•	Continued focus on audience aggregation strategies through multiple products to achieve maximum reach and coverage in the company’s communities and better serve advertisers.

•	Maximize the use and deployment of resources throughout the company. In 2009, the company continued its commitment to transforming its business activities, including more consolidation and centralization of functions that do not require a physical presence in the company’s markets. In this regard, the company has consolidated numerous production facilities and established centralized accounting, credit and collection functions which now serve nearly all domestic business operations. These efforts have achieved cost efficiencies and permitted improved local focus on content and revenue-producing activities and these efforts will continue to be aggressively pursued in 2010.
•	Employ a customer-centric approach to developing and selling integrated marketing campaigns through a newly created national, cross-divisional sales organization called CustomerOne Solutions.
•	Maintain the company’s strong financial discipline and capital structure, preserving its flexibility to make acquisitions, investments and affiliations. The company generated more than $850 million of cash flow from operating activities in 2009, in the face of a very difficult economy. As a result, during 2009 the company’s long-term debt was reduced by $755 million and at the end of the year the company’s senior leverage ratio was 2.63 times, well within the limit of 3.5 times designated by the company’s only financial covenant. The company also successfully refinanced approximately $760 million of its long term debt with new issuances, greatly improving and extending its debt maturity profile.
•	Strengthen the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Leadership and Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.
Business segments: The company has three principal business segments: publishing, digital and broadcasting. Beginning with the third quarter of 2008, the company began reporting the new “Digital” business segment, which includes CareerBuilder and ShopLocal results from the dates of their full consolidation, on Sept. 3, 2008 and June 30, 2008, respectively, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of its acquisition in November 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment. Operating results from the operation of web sites that are associated with publishing operations and broadcast stations are reported in the publishing and broadcast segments.
Financial information for each of the company’s reportable segments can be found in the company’s financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and as presented under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
The company’s 83 U.S. daily newspapers have a combined daily paid circulation of approximately 5.7 million. They include USA TODAY, the nation’s largest-selling daily print newspaper, with a circulation of approximately 1.9 million. All U.S. daily newspapers operate tightly integrated and robust online sites.
The company operates a diverse business portfolio, established through acquisitions and internal development. Some examples of this diversification are:
•	CareerBuilder, the No. 1 employment web site in the U.S.
•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology, allowing advertisers to expand their online space and impact.
•	ShopLocal, a leader in multichannel shopping and advertising services.
•	Planet Discover, a provider of local, integrated online search and advertising technology.
•	MomsLikeMe, an internally developed national brand for social networking among moms-site users at the local level, supplemented with helpful information moms can use.
•	QuadrantONE, a digital ad sales network formed with three other top media companies.
•	Ripple6, a leading provider of technology platforms for social media services for publishers and other users.
•	USA WEEKEND, a weekly newspaper magazine carried by more than 650 local newspapers with an aggregate circulation reach of 23 million.
•	Clipper Magazine, a direct mail advertising magazine that publishes more than 560 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in 30 states.
•	Army Times Publishing, which publishes military and defense newspapers.
•	Gannett Healthcare Group, publisher of bi-weekly Nursing Spectrum and NurseWeek periodicals specializing in nursing news and employment advertising, which reaches approximately 728,000 or about 30% of the registered nurses in the U.S. Gannett Healthcare Group also publishes Today in OT and Today in PT periodicals, and operates Pearls Review, a nursing certification and education web site.
•	Gannett Offset, a network of six commercial printing operations in the U.S.
Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 19 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes seven daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.

Joint operating agencies: The company’s newspaper subsidiary in Detroit participates in a joint operating agency. The joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the minority partner’s share of profits. Through May 2009, the company also published the Tucson Citizen through the Tucson joint operating agency in which the company held a 50% interest. The company’s share of results for its share of the Tucson operations were accounted for under the equity method, and are reported as a net amount in “Equity income (loss) in unconsolidated investee, net.” Because of challenges facing the publishing industry, combined with the difficult economy, particularly in the Tucson area, the company ceased publication of the Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the joint operating agency, which provides service to the remaining non-Gannett newspaper in Tucson.
Prior to 2008, the company participated in a joint operating agency in Cincinnati. Operating results for the Cincinnati joint operating agency were fully consolidated along with a charge for the minority partner’s share of profits. Beginning in 2008, the company’s newspaper, The Cincinnati Enquirer, became the sole daily newspaper in that market.
Strategic investments: In February 2009, the company purchased a minority interest in Homefinder. Homefinder is a leading national online marketplace connecting homebuyers, sellers and real estate professionals.
In November 2008, the company acquired Ripple6, Inc., a leading provider of social media services for publishers and other users. Ripple6 currently powers Gannett’s MomsLikeMe.com site, which is in 80 local markets across the country and has more than one million moms visiting each month.
In August 2008, the company purchased Pearls Review, Inc., a nursing certification and education web site now operated within Gannett Healthcare Group.
In July 2008, the company purchased a minority stake in Livestream (formerly Mogulus, LLC), a company that provides Internet broadcasting services.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI owns and maintains family organization software aimed at busy families.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other top media companies.
On Dec. 31, 2007, the company acquired X.com, Inc. (BNQT.com). X.com, Inc. operates a digital media group of affiliated sites covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In October 2007, the company, in partnership with Tribune Company, announced a digital joint venture to expand a national network of local entertainment web sites under the Metromix brand. The newly formed company, Metromix LLC, focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand.
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
With these acquisitions and investments, the company has established important business relationships to leverage its publishing and online assets and operations to enhance its online footprint, revenue base and profits.
Publishing/United States
The company’s U.S. newspapers, including USA TODAY, reach 13.0 million readers every weekday and 12.8 million readers every Sunday — providing critical news and information from their customers’ neighborhoods and around the globe. All of the company’s local domestic daily newspapers also operate fully integrated affiliated web sites, and USA TODAY operates USATODAY.com.
At the end of 2009, the company operated 83 U.S. daily newspapers, including USA TODAY, and about 650 non-daily local publications in 31 states and Guam. The U.S. Community Publishing (USCP) division and USA TODAY are headquartered in McLean, VA. At the end of 2009, U.S. Community Publishing had approximately 24,700 full- and part-time employees.
The company’s local newspapers are managed through its U.S. Community Publishing division. These newspapers are positioned in major, mid-size and small markets; this geographical diversity is a core strength of the company.
Gannett publishes in major markets such as Phoenix, AZ; Indianapolis, IN; Cincinnati, OH; Des Moines, IA; Nashville, TN; Asbury Park, NJ; Louisville, KY; Westchester, NY; and Rochester, NY.
Mid-sized markets are represented by Poughkeepsie, NY; Salem, OR; Fort Myers, FL; Appleton, WI; Palm Springs, CA; Montgomery, AL; and Greenville, SC.
St. George, UT; Fort Collins, CO; Sheboygan, WI; Iowa City, IA; and Ithaca, NY, are examples of smaller markets.
USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is produced at facilities in McLean, VA, and transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 14 U.S. markets and commercially at offset plants, not owned by Gannett, in 18 other U.S. markets.
In 2009, USATODAY.com continued to launch in-depth communities, adding nine new vertical sites to community sites that produce over 17 million page-views per month and focus on users’ conversations and preferences. USATODAY.com remains one of the most popular newspaper sites on the web with more than 56 million visits per month at the end of 2009.

Other businesses that complement, support or are managed and reported within the publishing segment include: USA WEEKEND, Clipper Magazine, Army Times Publishing, Gannett Healthcare Group and Gannett Offset. In 2009, Gannett News Service became part of ContentOne; Gannett Retail Advertising Group represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International (GMTI) develops and markets software and other products for the publishing industry and provides technology support for the company’s newspaper and web operations.
News and editorial matters: Gannett Information Centers create deep reach into their communities through newspapers, web sites, mobile content and niche/custom publications.
At a meeting of top editors in 2009, five key content priorities were outlined for journalists across the U.S. Community Publishing Division to promote growth in audience aggregation. The five priorities include:
•	Enhance watchdog journalism, especially daily work.
•	Reposition web sites as the primary medium for breaking news and social networking.
•	Reposition daily newspapers to focus on depth, analysis and context.
•	Create superior Sunday editions of newspapers.
•	Enhance local sites’ position as community leaders.
A cross-discipline task force studied the changing needs of readers and advertisers to determine priorities that would preserve the distinct value of different mediums.
Digital journalism innovation remained a priority in 2009. The news department created a presentation to showcase how Gannett journalists use new technologies and tools to deliver watchdog journalism to digital readers. It was presented at several industry conferences throughout 2009. A new digital news executive position was created and filled to promote experimentation and innovation in digital journalism.
The company’s domestic daily newspapers received Gannett’s wire service in 2009 and subscribe to the Associated Press. Some newspapers use supplemental news services and syndicated features. The ContentOne initiative helped to efficiently distribute content between sites and maximize the use of Gannett content.
The company operates news bureaus in Washington, DC; Chicago, IL; New York, NY; Los Angeles, CA; San Francisco, CA; and four state capitals — Albany, NY; Baton Rouge, LA; Trenton, NJ; and Tallahassee, FL.
In 2009, Gannett newspapers and journalists received national recognition for excellent work.
The Detroit Free Press won a 2009 Pulitzer Prize in Local Reporting for lead reporters Jim Schaefer’s and M.L. Elrick’s investigation into Detroit Mayor Kwame Kilpatrick’s abuses of office. The Detroit Free Press also won the George Polk Award for Local Reporting and the Worth Bingham Prize for Investigative Journalism for the Kilpatrick story.
Jerry Mitchell, an investigative reporter for The Clarion-Ledger at Jackson, MS, was awarded a $500,000 John D. and Catherine T. MacArthur Foundation grant for 2009. These awards, often called “genius grants,” honor people who have contributed to the betterment of their communities. Mitchell also was awarded a new McGill Medal for Journalistic Courage from the University of Georgia for his longstanding commitment to investigating unsolved civil rights killings.
Ken Stickney, managing editor of The News-Star in Monroe, LA, won the 2008 ASNE Distinguished Writing Award for Editorial Writing.
The News-Press at Fort Myers, FL, won an APME Online Convergence award for the best use of its print and online products.
Gannett sites were recognized in the annual Online News Association awards competition:
•	The Courier-Journal at Louisville, KY, finalist, multimedia feature presentation.
•	The Desert Sun at Palm Springs, CA, finalist, breaking news.
•	Military Times, winner, specialty site journalism.
Among the national honors won by USA TODAY’s Blake Morrison and Brad Heath for “The Smokestack Effect: Toxic Air and America’s Schools” were the following: Casey Media for Meritorious Journalism from Journalism Center on Children & Families; Grantham Prize for Excellence in Reporting on the Environment; National Awards for Education Reporting from the Education Writers Association; the Kevin Carmody Award for Outstanding Investigative Reporting from the Society of Environmental Journalism; the Philip Meyer Journalism Award from the National Institute for Computer-Assisted Reporting; American Legion’s Fourth Estate Award; and John B. Oakes Award from The Journalism School at Columbia University.
Christopher M. Hawley, Latin American correspondent for USA TODAY and The Arizona Republic, received a 2009 Gold Medal Maria Moors Cabot Prize for Outstanding Reporting on Latin America and the Caribbean.
The Indianapolis Star captured one of five silver medals given in the Society for News Design’s Best of Multimedia Competition.
Karen Magnuson of the Rochester Democrat and Chronicle won the Robert G. McGruder Award for Diversity Leadership.
Gannett Information Centers swept the APME Awards First Amendment category. Winners included: The Courier-Journal at Louisville, Rochester (NY) Democrat and Chronicle and the Press-Citizen of Iowa City.
Audience research: As Gannett’s publishing businesses continue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company remains focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in their communities and measures the frequency with which consumers interact with each Gannett product.
Results from 2009 studies indicate that many Gannett publications are reaching more people more often. For example, in Indianapolis, the combination of all Gannett products reach 79% of the adult population, an average of 5.4 times a week for 5.3 million total impressions each week — a 5% increase since 2007.
The company has gathered audience aggregation data for 51 Gannett markets and will continue to add more data in 2010. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers and the most effective product combination and frequency. This approach enables the company to increase its total advertising revenue potential while maximizing advertiser effectiveness. Six key advertiser segments were identified and performance within each segment is measured in every study. Through digital growth and the development of ancillary products, Gannett newspapers have maintained their high reach, reaching approximately 70% or more of adults in each of the six segments. The ad sales staff is continually trained on how to best execute an audience-based selling strategy.
Scarborough Research measures 81 of the nation’s top markets. In its report on market penetration, the number of adults in a community who access a publication and its related web site, showed that 8 out of 10 adults in the Rochester, NY, market in a given week either read the print version of the Rochester Democrat and Chronicle or visited its web site (democratandchronicle.com), making it the top-ranked newspaper in the country for integrated audience penetration. Gannett had the top three newspapers for weekly market penetration of the print edition (Rochester, the Gannett Wisconsin Newspapers and The Des Moines Register). The same three were top in combined newspaper and web site penetration. These markets are industry leaders because they understand and aggressively pursue different audiences for different platforms — true audience aggregation.
In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand its customers’ web site use patterns and to use focus groups with audiences and advertisers to better determine their needs. In 2009, a research group in the company launched an ongoing longitudinal study to measure audience and sentiment of consumers in key markets.
Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. Circulation declined in nearly all of the company’s newspaper markets, a trend generally consistent with the domestic newspaper industry.
Home-delivery prices for the company’s newspapers are established individually for each newspaper and range from $1.70 to $3.80 a week for daily newspapers and $0.85 to $3.40 a copy for Sunday newspapers. Price increases for certain elements of local circulation volume were initiated at 35 newspapers in 2009.
In 2009, an automatic consumer e-mail response process was developed, allowing newspapers to provide confirmation to subscriber inquiries, orders and concerns. There are three predominant ways for consumers to communicate with the newspaper: speak with a customer service representative; enter information into the IVR (interactive voice response) phone system; or access ICON (the customer service Internet site). When customers choose the IVR or ICON, they often follow up with a live call to a customer service representative to confirm their transaction. The automatic confirmation e-mail process eases the customer’s concerns and reduces the call volume. This new process also gives customer service representatives a way to collect more e-mail addresses, as customers will receive an e-mail confirmation when there is an e-mail address on their account. As a result, the percent of subscribers with e-mail addresses on their accounts grew from 34% in January 2009 to 44% in December 2009. Confirmation e-mails to subscribers grew by 60%, from an average of nearly 30,000 per week in January to nearly 48,000 per week in December.
The company is moving aggressively forward with the development, testing and product launch of E-editions. E-editions are generally exact replicas of print editions with the benefit of interactivity and electronic navigation. During 2009, the company began successfully offering E-edition subscription service for USA TODAY and for the Detroit Free Press. In addition, nearly all U.S. Community Publishing sites have developed E-editions which are in the final test stage and are being prepared as a primary product offering in these markets.
At many of these locations, E-edition prototypes have already been used during times when print delivery problems have occurred because of weather difficulties. Customers who register a “missed delivery” and have an e-mail address on their account are automatically sent an e-mail apology along with a link and temporary access to the E-edition. When sites know in advance that delivery is going to be significantly delayed — due to bad weather conditions — a mass e-mail is sent to all subscribers with an e-mail address on account that notifies them about the likely delay and includes a link with a temporary pass to the E-edition. E-editions have also been used for Newspapers in Education (NIE) purposes. Community interest and response to development of E-editions have been very favorable.
At the end of 2009, 67 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning, and 16 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 96% of total daily volume, while evening circulation accounts for 4%.
On Dec. 8, 2008, the single copy price of USA TODAY at newsstands and vending machines was increased from 75 cents to $1.00. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is available in many markets. Approximately 51% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.
Advertising: The company’s newspapers have advertising departments that sell retail, classified and national advertising across multiple platforms including the print newspaper, online and niche publications. In 2008, the company added a national ad sales force to focus efforts on the largest national advertisers. The company also contracts with outside representative firms that specialize in the sale of national ads. Ad revenues from newspaper affiliated online operations are reported together with revenue from print publishing.
Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains — such as department and grocery stores — that sell in the local market.
Classified advertising includes the major categories of automotive, employment, legal, real estate/rentals and private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the newspaper, on the company’s affiliated web sites and in niche magazines that specialize in the segment.
National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the newspaper.
The company’s audience aggregation strategy gives Gannett the ability to deliver specific audiences that advertisers want. Although some advertisers want mass reach, many want to target niche audiences by demographics, geography, consumer buying habits or customer behavior. Whether it is mass reach or a niche audience, the company’s approach is to identify an advertiser’s desired customers and develop advertising schedules that combine products within the company’s portfolio and best reach the desired audience with the appropriate frequency. In 2009, the company expanded the use of online reader panels for measuring advertising recall and effective-

ness in large markets. The reader panels in 13 markets include nearly 24,000 opt-in respondents who provide valuable feedback regarding the return on investment (ROI) and effectiveness of more than 2,100 advertisements and 1,000 news articles. Reader panels are also used to identify consumer sentiment and trends. This capability allowed the company to provide deeper insights for its advertisers and ROI metrics that are in high-demand from customers.
The company’s audience-based sales efforts have been directed at all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this new sales approach, the company has intensified its sales and management training and improved the quality of sales calls.
A major company priority is to restructure its sales organizations to match the needs of customers while creating additional efficiencies to lower the cost of sale. The company’s newspapers redesigned their sales teams around three general groups of customers: strategic national, key local and small local controllable accounts. The structure aligns sales and support resources to customers’ needs and provides efficient service and affordable packages to smaller accounts and customized, innovative solutions to larger, more market driven clients. The structure also includes digital specialists who expand the company’s online share in the local market for retail and classified verticals, Cars.com, Homefinder.com and CareerBuilder.com and product specialists in the company’s larger markets who focus on growing niche advertisers in non-daily publications.
To better serve top local customers and win more market share, the company is creating Regional Client Solutions Groups. Functioning much like local ad agencies, the groups will develop highly designed creative campaigns to give customers a competitive edge in the marketplace.
The national newspaper ad sales team is responsible for large national retail accounts. These resources give national customers one point of contact for all Gannett markets, enable the company to have more strategic conversations, allow the company to respond better to customers’ needs, and permit local newspaper sales personnel to focus on advertisers in their markets.
This national team works with the national sales resources for Digital, Broadcast and USA TODAY, and together, they become CustomerOne, a team that can create multi-market, multi-platform solutions for national advertisers scalable across the country.
Digital operations: The company’s local newspaper web sites achieved significant growth in audience reach in 2009, as page views were up 4%, and visitors rose 9% as measured internally. In 2010, in coordination with the Digital division, the company’s web sites will be redesigned to create a more relevant and enjoyable experience for users, drive audience growth, and establish unique marketing opportunities for advertisers.
Important executive appointments were made in January 2008 with Chris D. Saridakis named as senior vice president and chief digital officer, responsible for expanding and enriching the company’s global digital operations. Also, Jack A. Williams was named president of Gannett Digital Ventures, which oversees Gannett’s portfolio of online classified companies, including CareerBuilder, that operate as affiliates of the company’s local publishing businesses and other diversified businesses.
Online platform and infrastructure improvements were made throughout 2008 that now allow Gannett to sell its advertising inventory as a network. In 2009, the company initiated sales efforts to more effectively monetize network inventory; these efforts will continue in 2010.
The overriding objective of the company’s online strategy at Gannett newspapers is to provide compelling content that best serves its customers. A key reason customers turn to a Gannett newspaper’s online site is to find local news and information. The credibility of the local newspaper, a known and trusted information source, extends to the newspaper’s web site and thus differentiates the web site from other Internet sites. This factor allows Gannett newspapers to compete successfully as Internet information providers.
A second objective in the company’s online business development is to maximize the natural synergies between the local newspaper and local web site. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the newspaper.
Gannett web sites for moms are an example of this strategy. First launched in November 2006 at The Indianapolis Star’s Indymoms.com, there now are 80 moms sites in the country, including a web site serving each of the top 30 largest markets. The management of 63 of those sites is spread across the local U.S. Community Publishing and broadcast markets with 17 centrally managed by Gannett Digital. In 2008, Gannett created a national platform for its local moms site under the MomsLikeMe.com brand, leveraging the robust social networking features of Ripple6. The key to the success of these sites is the online social networking among moms-site users at the local level, supplemented with helpful information moms can use. Many of the discussions on moms sites are repurposed into pages of the company’s print publications.
Online business activities also include efforts to register users of Gannett web sites to obtain ZIP code, age and gender. This information allows the company to better understand the customer needs and provide better-defined groups for advertisers.
This strategy served Gannett well in the development of the company’s newspaper Internet efforts. The aggressive local focus, including advertising sales efforts, combined with effective use of national economies of scale and standardized technology, resulted in significant improvements to online operations and results in 2009.
GMTI provides technological support and products for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and web site hosting. In addition, GMTI provides similar services to other newspaper companies.
Non-daily operations: The publication of non-daily products continued to be an important part of the company’s market strategy for 2009. The company publishes non-daily publications in the U.S. including glossy lifestyle magazines, community newspapers and publications catering to one topic, such as health or cars. The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g. affluent women, women with children or young readers). Non-daily products help the company’s newspaper operations increase overall impressions and frequency for advertisers looking to reach specific audience segments or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers, thus helping to increase the newspaper operation’s local market share.

In 2009, Gannett began publishing specialty publications across several markets to take advantage of market opportunities. The First-Time Homebuyers Guide, pegged to the federal government’s home-buyer tax credits, was a glossy booklet with uniform editorial content and local advertising. It was mailed to about 250,000 renters across 38 newspaper markets. The publication was created jointly by U.S. Community Publishing and ContentOne.
Production: Product quality and efficiency improvements continue in several areas as improved technology has resulted in greater speed and accuracy. That trend will continue in 2010 and further consolidation of job functions across multiple newspaper sites is expected.
In 2007, two Gannett Regional Toning Centers were established to enhance print quality of the photos for the majority of its newspapers. This operation was expanded in 2009 with a commercial contract with another large publisher to process their images and the company looks to further expand on this revenue opportunity in 2010.
Also in 2009, the scope of these two centers was expanded as the company began the consolidation of advertising production for the division in two Gannett Production Centers, which will be completed in early 2011. These centers, in Des Moines and Indianapolis, will allow Gannett to stay competitive as the objective is to maintain high quality and service for advertisers while improving efficiencies.
Eighty-two domestic daily newspapers are printed by the offset process, and one is printed using the letterpress process. This single remaining site will be converted in 2010 to offset in a Berliner format. At the end of 2009, the majority of U.S. Community Publishing operations had converted their presses to a 44-inch web. Additional conversions to the 44-inch web will continue in 2010. Also in 2009, 88% of the company’s newsprint tonnage ordered was 45 gram newsprint and 6% was 43 gram, with testing planned of the lighter-weight for additional sites. The remainder of other newsprint weights used by the company is principally for commercial printing operations. Production of 51% of the company’s newspapers is now out-sourced or insourced and they are printed by commercial printers or other Gannett and non-Gannett newspapers.
Competition: The company’s newspapers and affiliated web sites compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services. Newspapers also compete for circulation and readership against other professional news and information operations and amateur content creators. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in select larger markets, there are competitors. Most of the company’s newspapers compete with other newspapers published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising, telephone directories, e-mail marketing, web sites and mobile-device platforms.
Web sites which compete for the principal traditional classified advertising revenue streams such as real estate, employment and automotive, have had the most significant impact on the company’s revenue results.
The rate of development of opportunities in, and competition from, digital communications media, including Internet and mobile platforms, is increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information and communications business and audience generation will keep expanding. The company continues to seek more effective ways to engage with its local communities using all available media platforms and tools.
Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations.
The company is one of the industry leaders in the use of recycled newsprint, increasing its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 324,798 metric tons in 2009. During 2009, 69% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 47%.
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
Raw materials — U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2009, the company’s total newsprint consumption was 610,000 metric tons, including the portion of newsprint consumed at joint operating agencies, consumption by USA WEEKEND, USA TODAY tonnage consumed at non-Gannett print sites and consumption by Newsquest. Newsprint consumption was 31% lower than in 2008. The company purchases newsprint from 15 domestic and global suppliers.
In 2009, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.
The average cost per ton of newsprint consumed in 2009 declined 4% compared to 2008. Lower domestic prices in 2009 were driven by a downturn in global demand for newsprint. In 2010, the company expects moderate price recovery in the U.S. but price declines in the UK. Overall, the company expects favorable newsprint price comparisons to continue at least through the early part of 2010.

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
Newsquest’s newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.
In 2009, Newsquest exited one of its commercial printing units, Southernprint. Excluding this unit, revenues for 2009 were approximately $563 million, down 26% on last year in local currency, reflecting the recessionary economy. All revenue categories declined in 2009, with advertising sales declining 32% in local currency. As with U.S. newspapers, advertising, including ad revenue from online web sites affiliated with the publications, is the largest component of Newsquest’s revenue, comprising approximately 74%. Circulation represented 20% of revenue. Although experiencing declining volumes, audited copy sales for Newsquest’s daily paid for titles outperformed major competitor groups in the first half of the year (the most recent period for which audited data was available). Printing for third-party newspaper publishers accounts for most of the remainder of revenue.
While the main focus in 2009 has been cost reduction which included the closure of a number of titles and editions that were not contributing to earnings, Newsquest’s specialist magazine unit launched two new products: Pensions Insight and Fighting Fit, magazines that complement its existing product portfolio. In addition, Newsquest is in the second round of consortia bidding for participation in the trials of the U.K. government’s independently funded news consortium (IFNC) plan to replace ITV’s regional television news operation.
Significant restructuring in response to the economic downturn saw the number of full-time and part-time employees at Newsquest reduced to 5,100 at year end, a decrease of 23% compared to 2008. Cost reduction initiatives included the consolidation of a number of back-office functions, particularly in finance and pre-press and a continuation of outsourcing non-core activities. Newsquest also implemented a voluntary furlough program in 2009. Other initiatives included further outsourcing of printing to third parties combined with facility consolidation. Newsquest closed an additional two press sites in Sussex and York in 2009. These closures resulted in the number of active press halls reducing to six, down from 11 at the start of 2008. These press closures resulted in higher production volume on the remaining more efficient and modern presses. During 2009, all ongoing press sites implemented web-width reduction projects, reducing web widths by 5.3%.
Total costs finished 23% below 2008 in local currency.
Digital operations: Newsquest actively seeks to maximize the value of its local media brands through digital channels. Newsquest’s most recent data indicated that an average of 5.9 million unique users accessed the Newsquest site network each month during the period July — December 2009.
The group’s total online revenue declined by 20% in local currency, reflecting recessionary conditions. Online banner revenues from its newspaper web sites rose 27% from 2008, propelled by improved selling techniques and pricing. Newsquest’s use of mobile communications continued to increase significantly with the introduction of innovative news alert and location-based services.
Newsquest owns half of the online employment web site fish4jobs.co.uk. In October 2009, fish4 celebrated its 10th anniversary by being confirmed by the National Online Recruitment Audience Survey (“NORAS”) to be the U.K.’s biggest online job board, with 3.2 million unique users — an audience total that was 1.2 million users greater than the next largest.
A challenging employment market in Scotland faced the wholly owned s1 job site business launched in 2001. However, s1 remains a strong brand and has been voted the best regional job site for the past six years in the annual NORAS awards.
Digital operations — Publishing and Broadcasting
Gannett Digital’s mission is to provide its connected audience with the most interactive, real time news and information delivered to any digital device. The company’s goal is to engage its local communities in a way that creates conversations and empowers its community members to connect and share common interests. The company’s advertisers leverage Gannett’s strong marketing services platform to gain access to Gannett’s wide, diverse audience in order to effectively brand and market their products.
The audience Gannett aggregates across the company’s 100 plus newspaper and broadcast online properties, combined with the unified ad serving platform implemented in 2008, enables it to create a large online ad network. In January 2010, Gannett’s total online U.S. Internet audience was 27.3 million unique visitors, reaching about 13% of the Internet audience, as measured by comScore Media Metrix. In prior years, the national sales team was primarily focused on selling Gannett’s premium brands (i.e. USA TODAY, MomsLikeMe.com, HighSchoolSports.net). Given the scale across the company’s entire network, its strategy in 2010 will extend its value proposition beyond those premium brands to audience segments through both contextual and behavioral targeting.
In order to drive audience growth, in 2010 the company will begin a major redesign of the company’s core newspaper and broadcast web sites that will not only create a more relevant and enjoyable experience for users, but also establish an infrastructure that will allow for constant updates. This will allow the company to be more nimble in making future changes to its sites to benefit both users and advertisers. The redesign project will add appropriate social and contextual tools to create better experiences for users and will establish unique advertising opportunities that will deliver better engagement and enable stronger connections between advertisers and consumers.
In 2009, the company continued to see benefits from the rollout of the unified advertising serving platform, including the establishment of more comprehensive analytics and reporting. The company was also able to more effectively monetize unsold inventory.

During 2009, the company continued to execute on the company’s vertical strategy of growing niche audiences. The MomsLikeMe.com network showed strong growth in 2009; unique visitors, as measured by comScore, grew from 592,000 in December 2008 to 736,000 in December 2009. Beyond growing Gannett’s audience, the company made significant progress attracting premier national advertisers, such as Proctor and Gamble, Unilever and Target, to the MomsLikeMe.com brand. In combination with Ripple6, which powers the MomsLikeMe.com sites, the company is able to offer innovative marketing solutions, such as Brand Communities and Social Insights programs, that allow for unique opportunities for marketers to interact directly with moms. This provides a compelling value proposition beyond traditional banner advertising as a way to effectively monetize social media.
Video, both on-demand and live, remained a focus during 2009. The company successfully transitioned to a new video platform, Brightcove, which offers increased monetization capabilities, a better user experience and a more streamlined process for the company’s publishers. Gannett’s newspaper and broadcast properties leveraged Livestream (formerly Mogulus) to deliver compelling live video for users, including over 2 million minutes of local election night coverage in Asbury Park, New Jersey and a live birth through the Twin Cities MomsLikeMe.com site. As video represents a key growth area in the online marketplace, in 2010 the company will remain focused on both video content development and monetization.
As Gannett continues to innovate and build its digital footprint on the web, it continues to invest in the next digital medium, mobile. Mobile traffic across all of Gannett’s properties, as measured by advertising impressions through ADTECH, increased over 200% year over year in December 2009 to 78 million impressions. USA TODAY launched an application for Android in March and a new iPhone travel application, AutoPilot, in October. Combined with the USA TODAY iPhone application launched in 2008, total application downloads have reached over 2.8 million as of Dec. 31, 2009. At the company’s local newspaper and broadcast markets, mobile advertising sales (text and display), were a bright spot in 2009. Gannett’s text messaging program, in collaboration with 4INFO and TextCaster, is now live in 95 markets and in December 2009 there were approximately 6.2 million messages sent (up 88.5% year over year) to 224,000 subscribers (up 109.5%).
Going forward, Gannett Digital will continue to invest in operations to remain competitive and efficient, and, as noted above, will build out and refine the company’s sales efforts to drive revenue growth. By leveraging impressive content and audience assets and combining them with technology platforms, Gannett intends to create the next generation of online advertising.
Digital segment
Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of its acquisition in November 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment. At the end of 2009, the digital segment had approximately 2,100 full-time and part-time employees.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder beginning in September 2008 are now fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these increased investments, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder acquisition, the company reflects a noncontrolling interest charge on its Statements of Income (Loss) related to the other partners’ ownership interest.
CareerBuilder is the No. 1 employment web site in North America and is rapidly expanding internationally. Currently CareerBuilder operates web sites in 18 countries outside the U.S., including the U.K., France, Spain, Germany, India and Greece, and is looking to expand global operations further in 2010. CareerBuilder revenue sources primarily include job postings and related products sold to employers. Most of the revenues are generated by its own sales force but substantial revenues are also earned through sales of employment advertising placed with CareerBuilder’s owners’ affiliated newspapers.
CareerBuilder’s minority owners include The McClatchy Company, Tribune Company and Microsoft, with whom CareerBuilder has a long-term strategic marketing agreement. CareerBuilder is headquartered in Chicago, IL, and at the end of 2009, it had approximately 1,600 full-time and part-time employees.
ShopLocal, the retail division of PointRoll and leader in multi-channel shopping services, connects retailers with shoppers through innovative, effective and measurable marketing solutions, enabling over 100 of the nation’s top retailers to deliver highly interactive, targeted and engaging localized promotions to shoppers through online circulars, display advertising, search, social media, digital out of home and mobile. The result is highly effective communications that deliver the right message, to the right person, at the right time. Pioneering the use of the Internet for driving in-store sales with online circulars, ShopLocal has spent the past decade developing digital marketing solutions and building a powerful publisher network that connects one-to-one with shoppers. ShopLocal’s leading client base includes Target, Best Buy, Home Depot, CVS, Albertsons and Sears. ShopLocal is headquartered in Chicago, IL, and is now operated together with PointRoll. Its revenues and operating profit improved significantly in 2009.

PointRoll is the leading provider of digital marketing services and technology. PointRoll enables effective digital marketing by delivering the art and science of consumer engagement, allowing advertisers, agencies and publishers to create, deliver and measure interactive and action-inspiring online rich media display, video, mobile, social, and search campaigns. PointRoll provides the creative tools, insights and analytics, distributed content, and expertise marketers need to effectively engage consumers, make an impression, and convert them into buyers and brand supporters. Powering more than 50% of all rich media campaigns online, PointRoll works with over 1,000 advertisers, thousands of online publishers and serves over 110 billion ad impressions each year. Founded in April 2000, PointRoll has been instrumental in the evolution of digital engagement and has evolved beyond the expandable banner ad to offer marketers the ability to find consumers wherever they are across any digital platform and deliver a relevant brand or direct response experience, dramatically improving ad effectiveness while gaining actionable insights. Recent innovations include dynamic ad creation solution AdControl, creative tool AdArchitect, HD video ads, mobile rich media ads and several other best-of-breed technologies. PointRoll is headquartered in Conshohocken, PA, and maintains offices across the U.S. and Canada. PointRoll’s revenue and operating profit also improved significantly in 2009.
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
Schedule Star LLC is the No. 1 scheduling solution for high school athletic departments and has expanded HighSchoolSports.net into a top prep sports media brand. HighSchoolSports.net’s hyper-local focus, with a home page for over 16,000 U.S. high schools, has attracted national brand marketers by connecting them with a highly engaged audience of teens and moms, and integrating custom solutions with unique features like mobile game alerts, and content like the 10-episode video reality series called “The Ride,” and Massey Ratings computer team rankings. Schedule Star is headquartered in Wheeling, WV.
Ripple6 is a provider of social media technology and services, providing both highly customized and out-of-the-box solutions. The company delivers these as software-as-a-service (SaaS) and generates revenue via fees for the creation, customization, hosting and management of its platform solution. Unique to Ripple6 is its patent-pending community syndication technology that provides brands with a social marketing hub to listen and engage with consumers and can connect all of their social marketing efforts across multiple web sites and social networks. In 2009, Ripple6 bolstered its Social Analytics technology in order to provide deeper community insights, and added a new turnkey community product, Ripple6 On-Demand. These new products provide clients with streamlined deployment of Ripple6 solutions while reducing implementation costs. In 2010, the company will be scaling the offering of these solutions to major national brands and advertisers. Ripple6 is headquartered in New York, NY.
Competition: For CareerBuilder, the market for online recruitment solutions is highly competitive with a multitude of online and offline competitors. Competitors include other employment related websites, general classified advertising websites, professional networking and social networking websites, traditional media companies, Internet portals, search engines and blogs. The barriers for entry into the online recruitment market are relatively low and new competitors continue to emerge. Recent trends include the rising popularity of professional and social media networking websites which have gained traction with employer advertisers. The number of niche job boards targeting specific industry verticals has also continued to increase. CareerBuilder’s ability to maintain its existing customer base and generate new customers depends to a significant degree on the quality of its services, pricing and reputation among customers and potential customers.
For PointRoll, the market for rich media advertising technology solutions is highly competitive with a dozen or so main competitors. Competitors include divisions of larger public media and technology companies, and several earlier-stage independent rich media, dynamic ad and video advertising technology specialists. In addition, significant venture capital investment dollars are currently being invested in the broader advertising technology market. The barriers to entry in the rich media market are moderate. Recent trends include the entry of dynamic ad generation specialists, the move towards automated creative design tools, and the shift of video content online with associated in-stream advertising opportunities. Increasingly, marketers and their agencies are looking for advertising technology providers that can scale across media platforms, including rich media, video and mobile. PointRoll’s ability to maintain and grow its customer base and revenue depends largely on its continued product innovation, level of service quality, depth of marketing analytics and ultimately the effectiveness of its rich media advertising and resulting customer satisfaction.
For ShopLocal, the market for digital store promotions is highly competitive and evolving as digital media transforms marketing programs. ShopLocal competitors in the online circular space are also numerous. Recent trends include the increasingly rapid consumer media shift to digital formats and the growth in research-online-buy-offline shopping behavior. These are driving an evolution and eventual transformation of marketing for the store which creates potential challenges from traditional as well as new competitors. The barriers to entry in the space are moderate. ShopLocal’s ability to retain and grow its client base and revenue depends largely on expansion of the types of promotions managed, innovation in distribution methods and continued high-quality service.

Regulation and Legislation (for digital segment businesses and digital operations associated with publishing and broadcasting businesses): The U.S. Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership. With regard to PointRoll and ShopLocal, there also are legislative and regulatory proposals that would regulate the Internet related to behavioral advertising, which specifically refers to the use of user behavioral data for the creation and delivery of more relevant, targeted Internet advertisements. While PointRoll and ShopLocal leverage certain aspects of user behavioral data in their solutions, the companies abide by all privacy laws and regulations applicable to their businesses.
Broadcasting
At the end of 2009, the company’s broadcasting division, headquartered in McLean, VA, included 23 television stations in markets with a total of more than 20.9 million households covering 18.2% of the U.S. population. The broadcasting division also includes Captivate Network.
At the end of 2009, the broadcasting division had approximately 2,500 full-time and part-time employees, approximately 8% fewer than at the end of 2008, reflecting efficiency and consolidation efforts. Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2009, 2008 and 2007.
The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of the company’s television signals on satellite and cable networks; 4) advertising on the stations’ web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotel lobbies. As of year-end, Captivate had over 9,100 video screens located in 25 major cities across North America.
Advertising rates charged by a television station are based on the ability of a station to deliver a specific audience to an advertiser. The larger a station’s ratings in any particular day part, the more leverage a station has in asking for a price advantage. As the market fluctuates with supply and demand, so does the station’s pricing. Almost all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.
Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising announcements for certain of the available ad spots within the network programs. The company’s television stations produce local programming such as news, sports, and entertainment programming.
The company broadcasts local newscasts in High Definition (HD) in 10 cities: Denver, CO; Washington, DC; St. Louis, MO; Atlanta, GA; Cleveland, OH; Minneapolis, MN; Phoenix, AZ; Tampa, FL; Sacramento, CA; and Jacksonville, FL. These telecasts have been well received given the dramatic increase in sales of HD televisions.
For all of its stations, the company is party to network affiliation agreements as well as cable and satellite carriage agreements. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s 12 NBC-affiliated stations have agreements that expire on Jan. 1, 2017. The company’s two MyNetworkTV-affiliated stations have agreements that expire in October 2011.
In 2009, the company finalized a retransmission agreement with one direct broadcast satellite provider. Virtually all cable company, telephone company and satellite company retransmission deals were completed in 2008 and 2009. All are multi-year agreements that provide the company with significant and steady revenue streams in excess of $60 million of cash annually. There are no incremental costs associated with this revenue and therefore all of these revenues contribute directly to operating income. In 2010 the company has one retransmission agreement with a direct broadcast satellite provider that will expire, and it has finalized renewals of agreements with two major telecommunication providers.
Federal law required all full-power television broadcast stations to stop broadcasting in analog format and convert to an all-digital format on June 12, 2009. Congress mandated the digital television (DTV) transition, in part, because all-digital broadcasting will free up frequencies for public safety communications. The company was well prepared for the DTV conversion. The broadcast division activated a comprehensive consumer education plan beginning in the fall of 2007. The educational campaign worked well and the transition was a success. The company converted all its full-power television stations to all-digital operation in compliance with the federal deadline.
The transition to DTV has provided the company with opportunities to program additional television channels in its markets (so-called “multicast” channels that are made possible by increased efficiencies associated with DTV transmissions). The company also is very active in exploring ways to provide a Mobile DTV service to viewers, including a commercial trial, another service that is made possible due to the DTV transition. There continue to be great advances in the Mobile DTV area. For example, already 30 local broadcast stations are on the air including WUSA, Gannett’s station in Washington DC. A recent consumer interest survey demonstrates strong consumer demand for Mobile DTV with 90% of respondents expressing a strong interest in this new service. Gannett continues to be committed to bringing this important service to its local communities.
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

The company’s television stations continue to refine their Information Centers with an emphasis on using new technologies that allow more journalists to be actively involved in the news gathering and disseminating processes. The stations have aggressively trained the rapidly growing number of Multi-Media Journalists (MMJs), which has led to more enterprise content and a more streamlined workflow. The unique, local entertainment content for the company’s local Metromix web sites has led to some special television programming associated with that content and helps the company reach a more diverse demographic. The properties have also expanded the parenting information and social networking capabilities of MomsLikeMe.com and streamed the live birth of a baby on the site.
The broadcast division achieved quality improvements and efficiencies by centralizing the graphics production through the Gannett Graphics Group (G3). Broadcasting is now developing information technology tools to enable the sharing of weather information and music across the group. The stations are also moving toward an updated newsroom workflow solution that allows them to share content seamlessly throughout the entire company.
ContentOne has become an integral part of the day to day operations of the stations. The Broadcast Division is working closely with USA TODAY and U.S. Community Publishing to share content on all platforms and reduce the amount of repetition in the news-gathering processes. The divisions have worked together on breaking news, investigative reporting, severe weather situations, political conventions and elections, sports and many other day to day stories in order to enhance and differentiate coverage that affect Gannett’s customers locally, nationally and internationally.
The Broadcast Division has established “hubbing centers” for each of its three network affiliate groups for master control monitoring. The majority of its ABC, CBS and NBC stations are live in the master control hub centers. The ABC and NBC hub is located in Jacksonville, FL, and the CBS hub is in Greensboro, NC. Operational efficiencies and cost reductions were realized from these centers in 2009.
Broadcasting stations, too, were recognized with several national awards, including KARE-TV at Minneapolis-St. Paul, WGRZ-TV at Buffalo, NY, and KSDK-TV in St. Louis, MO. They were presented with National Edward R. Murrow Awards honoring outstanding achievements in electronic journalism from the Radio Television Digital News Association for a variety of locally produced work.
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
Local news and information is highly important to a station’s success, and there is a growing emphasis on other forms of programming that relate to the local community. Network and syndicated programming constitute the majority of all other programming broadcast on the company’s television stations, and the company’s competitive position is directly affected by viewer acceptance of this programming. Other sources of present and potential competition for the company’s broadcasting properties include pay cable, home video and audio recorders and players, direct broadcast satellite, Internet-distributed video offerings, low-power television, video offerings (both wire line and wireless) of telephone companies as well as developing video services.
Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC), the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).
Television broadcast licenses are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. Nine of the company’s stations filed for FCC license renewals in 2004, eight did so in 2005, another five in 2006 and the remaining station filed on Feb. 1, 2007. As of February 2010, 18 of the 23 applications were granted and the company expects the remaining five pending renewals to be granted in the ordinary course.
FCC Regulations also prohibit concentrations of broadcasting control and regulate network and local programming practices. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). In addition, the Communications Act includes a national ownership cap under which one company is permitted to serve no more than 39% of all U.S. television households. (The company’s 23 television stations currently reach 18.2% of U.S. television households.) FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition. It is under this standard that the company acquired additional television stations in Jacksonville, FL, Denver, CO, and Atlanta, GA.
On Dec. 18, 2007, the FCC revised its ownership regulations by adopting a modified cross-ownership rule. In adopting this new rule, the FCC granted a waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, AZ. The new rule may be of limited value in permitting expanded ownership opportunities because it contains presumptions that (i) common ownership of a television station and a daily newspaper may be permitted in the top 20 television markets only if the television station is not one of the top four rated stations, and (ii) in all other television markets, common ownership of a newspaper and television station in the same market is not in the public interest. (Most of the company’s stations are rated number one or two in their markets.) Applicants for proposed combinations that are presumed not to be in the public interest will be required to satisfy specified criteria to rebut the presumption against common ownership, including demonstrating (i) the level of concentration in the designated market area, (ii) a significant increase in the amount of local news after the transaction, (iii) the existence of separate editorial staffs; (iv) the financial condition of either property if a newspaper is financially troubled; and (v) the new owner’s commitment to invest in newsroom operations. The

FCC did not revise any other aspect of the FCC ownership rules. The FCC decision is subject to agency reconsideration as well as review by a federal appeals court. The appellate process could take up to two years. In addition, the FCC has commenced a new review of its ownership rules, and this review may result in additional rule modifications. This review process is expected to continue throughout 2010 and is likely to be followed by court appeals.
Other FCC Regulations also have been proposed to be amended by the agency, including rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcast stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts.
Employees
At the end of 2009, the company and its subsidiaries had approximately 35,000 full-time and part-time employees including 1,600 for CareerBuilder. Headcount reductions were made in 2009 as part of multiple efficiency and consolidation efforts taken in response to recessions in the U.S. and U.K. economies and declining revenues, particularly in the company’s publishing businesses.
Approximately 13% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 78 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.
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
In June 2008, the Board of Directors approved amendments to each of (i) the Gannett Retirement Plan; (ii) the Gannett Supplemental Retirement Plan (SERP); (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments were designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the Gannett Retirement Plan and SERP, most participants in these plans had their benefits frozen as of Aug. 1, 2008. Participants whose Gannett Retirement Plan and, if applicable, SERP benefits were frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence. Effective Aug. 1, 2008, most participants whose benefits were frozen under the Gannett Retirement Plan and, if applicable, the SERP, receive higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of compensation. The company also makes additional employer contributions to the 401(k) Plan on behalf of certain long service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules.
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
Environmental Initiatives
During 2009 the company continued to expand and enhance “green” initiatives. In addition to continuing the 2008 efforts of recycling, waste paper and plastics, using recycled materials, reducing energy consumption, using environmentally safe products and maintaining “green” news sites to report environmental news and provide tips to consumers, there was a companywide effort to save energy. The “Ener-G-Smart” campaign focused on encouraging employees to save energy in the workplace in the following ways:
•	Turn off unneeded lights. Use outside window light and desk lamps where possible. Replace incandescent bulbs with fluorescent bulbs where possible.
•	Remove personal portable heaters and refrigerators.
•	Use shared network printers instead of personal printers, and reduce paper printing when possible.
•	Adjust power settings on computers to put monitor on sleep mode after five minutes of inactivity and set the computer on standby after thirty minutes of inactivity.
•	Shut doors to the outside to keep in heat/air conditioning.
These efforts have been successful and to date the company has achieved significant reductions in energy savings. The Gannett/USA TODAY Corporate headquarters alone saved 20% in electricity usage in 2009 versus 2007.

MARKETS WE SERVE
DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser	36,009		44,354	1829
		www.montgomeryadvertiser.com
Arizona	Phoenix	The Arizona Republic	347,060		487,311	1890
		www.azcentral.com
Arkansas	Mountain Home	The Baxter Bulletin	9,961			1901
		www.baxterbulletin.com
California	Palm Springs	The Desert Sun	42,128		46,835	1927
		www.mydesert.com
	Salinas	The Salinas Californian	11,906			1871
		www.thecalifornian.com
	Visalia	Visalia Times-Delta/Tulare Advance-Register	21,597			1859
		www.visaliatimesdelta.com www.tulareadvanceregister.com
Colorado	Fort Collins	Fort Collins Coloradoan	23,098		27,062	1873
		www.coloradoan.com
Delaware	Wilmington	The News Journal	93,121		113,368	1871
		www.delawareonline.com
Florida	Brevard County	FLORIDA TODAY	66,217		84,972	1966
		www.floridatoday.com
	Fort Myers	The News-Press	70,887		90,417	1884
		www.news-press.com
	Pensacola	Pensacola News Journal	45,261		59,961	1889
		www.pnj.com
	Tallahassee	Tallahassee Democrat	41,420		51,148	1905
		www.tallahassee.com
Guam	Hagatna	Pacific Daily News	18,809		17,337	1944
		www.guampdn.com
Hawaii	Honolulu	The Honolulu Advertiser	117,122		127,731	1856
		www.honoluluadvertiser.com
Indiana	Indianapolis	The Indianapolis Star	201,914		296,942	1903
		www.indystar.com
	Lafayette	Journal and Courier	29,527		37,002	1829
		www.jconline.com
	Muncie	The Star Press	25,181		29,485	1899
		www.thestarpress.com
	Richmond	Palladium-Item	11,974		16,678	1831
		www.pal-item.com
Iowa	Des Moines	The Des Moines Register	119,355		206,205	1849
		www.desmoinesregister.com
	Iowa City	Iowa City Press-Citizen	11,357			1860
		www.press-citizen.com
Kentucky	Louisville	The Courier-Journal	182,326		241,756	1868
		www.courier-journal.com
Louisiana	Alexandria	Alexandria Daily Town Talk	24,531		29,241	1883
		www.thetowntalk.com
	Lafayette	The Daily Advertiser	33,313		43,392	1865
		www.theadvertiser.com
	Monroe	The News-Star	29,195		31,343	1890
		www.thenewsstar.com
	Opelousas	Daily World	6,678		8,004	1939
		www.dailyworld.com
	Shreveport	The Times	44,576		56,531	1871
		www.shreveporttimes.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Maryland	Salisbury	The Daily Times	19,107		23,790	1900
		www.delmarvanow.com
Michigan	Battle Creek	Battle Creek Enquirer	17,112		24,040	1900
		www.battlecreekenquirer.com
	Detroit	Detroit Free Press	288,957		552,736	1832
		www.freep.com
	Lansing	Lansing State Journal	47,966		68,448	1855
		www.lansingstatejournal.com
	Livingston County	Daily Press & Argus	12,452		16,062	1843
		www.livingstondaily.com
	Port Huron	Times Herald	19,284		29,700	1900
		www.thetimesherald.com
Minnesota	St. Cloud	St. Cloud Times	23,129		32,683	1861
		www.sctimes.com
Mississippi	Hattiesburg	Hattiesburg American		14,241	17,368	1897
		www.hattiesburgamerican.com
	Jackson	The Clarion-Ledger	68,208		81,356	1837
		www.clarionledger.com
Missouri	Springfield	Springfield News-Leader	44,801		70,015	1893
		www.news-leader.com
Montana	Great Falls	Great Falls Tribune	28,436		30,946	1885
		www.greatfallstribune.com
Nevada	Reno	Reno Gazette-Journal	46,607		55,385	1870
		www.rgj.com
New Jersey	Asbury Park	Asbury Park Press	119,701		166,289	1879
		www.app.com
	Bridgewater	Courier News	20,493		24,318	1884
		www.mycentraljersey.com
	Cherry Hill	Courier-Post	54,160		67,889	1875
		www.courierpostonline.com
	East Brunswick	Home News Tribune	38,519		45,365	1879
		www.mycentraljersey.com
	Morristown	Daily Record	25,765		28,649	1900
		www.dailyrecord.com
	Vineland	The Daily Journal	14,848			1864
		www.thedailyjournal.com
New York	Binghamton	Press & Sun-Bulletin	40,626		55,341	1904
		www.pressconnects.com
	Elmira	Star-Gazette	18,939		27,911	1828
		www.stargazette.com
	Ithaca	The Ithaca Journal	12,955			1815
		www.theithacajournal.com
	Poughkeepsie	Poughkeepsie Journal	29,928		38,908	1785
		www.poughkeepsiejournal.com
	Rochester	Rochester Democrat and Chronicle	129,621		184,379	1833
		www.democratandchronicle.com
	Westchester County	The Journal News	88,907		109,958	1829
		www.lohud.com
North Carolina	Asheville	Asheville Citizen-Times	38,144		52,449	1870
		www.citizen-times.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum		4,658		1923
		www.bucyrustelegraphforum.com
	Chillicothe	Chillicothe Gazette		10,531	11,916	1800
		www.chillicothegazette.com
	Cincinnati	The Cincinnati Enquirer	173,798		262,225	1841
		www.cincinnati.com
	Coshocton	Coshocton Tribune		4,918	5,676	1842
		www.coshoctontribune.com
	Fremont	The News-Messenger		8,336		1856
		www.thenews-messenger.com
	Lancaster	Lancaster Eagle-Gazette		9,640	10,893	1807
		www.lancastereaglegazette.com
	Mansfield	News Journal		21,980	29,760	1885
		www.mansfieldnewsjournal.com
	Marion	The Marion Star		9,132	10,315	1880
		www.marionstar.com
	Newark	The Advocate		14,282	16,737	1820
		www.newarkadvocate.com
	Port Clinton	News Herald		3,716		1864
		www.portclintonnewsherald.com
	Zanesville	Times Recorder	14,716		15,952	1852
		www.zanesvilletimesrecorder.com
Oregon	Salem	Statesman Journal	40,023		47,374	1851
		www.statesmanjournal.com
South Carolina	Greenville	The Greenville News	64,543		101,252	1874
		www.greenvilleonline.com
South Dakota	Sioux Falls	Argus Leader	38,341		57,357	1881
		www.argusleader.com
Tennessee	Clarksville	The Leaf-Chronicle	17,158		20,157	1808
		www.theleafchronicle.com
	Jackson	The Jackson Sun	25,261		32,835	1848
		www.jacksonsun.com
	Murfreesboro	The Daily News Journal	12,925		16,806	1848
		www.dnj.com
	Nashville	The Tennessean	137,323		201,166	1812
		www.tennessean.com
Utah	St. George	The Spectrum	19,878		23,589	1963
		www.thespectrum.com
Vermont	Burlington	The Burlington Free Press	33,734		42,226	1827
		www.burlingtonfreepress.com
Virginia	McLean	USA TODAY	1,904,362			1982
		www.usatoday.com
	Staunton	The Daily News Leader	15,547		17,674	1904
		www.newsleader.com
Wisconsin	Appleton	The Post-Crescent	43,808		58,339	1853
		www.postcrescent.com
	Fond du Lac	The Reporter		12,002	14,818	1870
		www.fdlreporter.com
	Green Bay	Green Bay Press-Gazette	47,070		69,718	1915
		www.greenbaypressgazette.com
	Manitowoc	Herald Times Reporter		11,790	13,322	1898
		www.htrnews.com
	Marshfield	Marshfield News-Herald		9,532		1927
		www.marshfieldnewsherald.com
	Oshkosh	Oshkosh Northwestern	16,628		21,310	1868
		www.thenorthwestern.com
	Sheboygan	The Sheboygan Press	16,285		20,251	1907
		www.sheboyganpress.com
	Stevens Point	Stevens Point Journal		9,235		1873
		www.stevenspointjournal.com Central Wisconsin Sunday			19,229
	Wausau	Wausau Daily Herald		17,914	24,382	1903
		www.wausaudailyherald.com
	Wisconsin Rapids	The Daily Tribune		9,140		1914
		www.wisconsinrapidstribune.com

DAILY PAID-FOR NEWSPAPERS AND AFFILIATED ONLINE SITES/NEWSQUEST PLC

		Circulation
City	Newspaper/Online site	Monday-Friday	Saturday	Founded
Basildon	Echo	33,854		1969
	www.echo-news.co.uk
Blackburn	Lancashire Telegraph	27,932	25,300	1886
	www.lancashiretelegraph.co.uk
Bolton	The Bolton News	26,800	22,497	1867
	www.theboltonnews.co.uk
Bournemouth	Daily Echo	29,116	32,325	1900
	www.bournemouthecho.co.uk
Bradford	Telegraph & Argus	32,386	29,917	1868
	www.thetelegraphandargus.co.uk
Brighton	The Argus	29,299	27,579	1880
	www.theargus.co.uk
Colchester	The Gazette	19,656		1970
	www.gazette-news.co.uk
Darlington	The Northern Echo	47,074	45,113	1870
	www.thenorthernecho.co.uk
Glasgow	Evening Times	69,293	37,007	1876
	www.eveningtimes.co.uk
Glasgow	The Herald	58,359	63,223	1783
	www.theherald.co.uk
Newport	South Wales Argus	27,182	24,156	1892
	www.southwalesargus.co.uk
Oxford	Oxford Mail	23,064	21,717	1928
	www.oxfordmail.co.uk
Southampton	Southern Daily Echo	35,088	40,725	1888
	www.dailyecho.co.uk
Swindon	Swindon Advertiser	21,037	18,810	1854
	www.swindonadvertiser.co.uk
Weymouth	Dorset Echo	18,230	19,763	1921
	www.dorsetecho.co.uk
Worcester	Worcester News	16,138	15,213	1937
	www.worcesternews.co.uk
York	The Press	30,772	30,479	1882
	www.thepress.co.uk
Circulation figures are according to ABC results from Jan.-June 2009.
Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire
GANNETT DIGITAL
CareerBuilder: www.careerbuilder.com
Headquarters: Chicago, IL
Sales offices: Atlanta, GA; Boston, MA; Seattle, WA; Chicago, IL; Cincinnati, OH; Dallas, TX; Denver, CO; Detroit, MI; Edison, NJ; Houston, TX; Irvine, CA; Long Island, NY; Los Angeles; McLean, VA; Minneapolis, MN; Nashville, TN; New York, NY; Orlando, FL; Overland Park, KS; Philadelphia, PA; Phoenix, AZ; San Mateo, CA; Washington, DC
International offices: Belgium; Canada; China; France; Germany; Greece; India; Italy; Netherlands; Spain; Sweden; United Kingdom
PointRoll, Inc.: www.pointroll.com
Headquarters: Conshohocken, PA
Sales offices: Atlanta, GA; Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA
Planet Discover: www.planetdiscover.com
Headquarters and sales office: Fort Mitchell, KY
Technology office: Cedar Rapids, IA
Ripple 6: www.ripple6.com
Headquarters: New York, NY
Sales office: New York, NY
Schedule Star: www.highschoolsports.net
Headquarters: Wheeling, WV
ShopLocal: www.shoplocal.com
Headquarters: Chicago, IL
Sales office: Chicago, IL

TELEVISION STATIONS AND AFFILIATED ONLINE SITES

				Weekly
State	City	Station/Online site	Channel/Network	Audience(a)		Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC		(b)	1970
	Phoenix	KPNX-TV	Channel 12/NBC	1,258,000		1953
		www.azcentral.com/12news
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	420,000		1955
		www.todaysthv.com
California	Sacramento	KXTV-TV	Channel 10/ABC	875,000		1955
		www.news10.net
Colorado	Denver	KTVD-TV	Channel 20/MyNetworkTV	792,000		1988
		www.my20denver.com KUSA-TV	Channel 9/NBC	1,212,000		1952
		www.9news.com
District of Columbia	Washington	WUSA-TV www.wusa9.com	Channel 9/CBS	1,766,000		1949
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	472,000		1989
		WTLV-TV	Channel 12/NBC	529,000		1957
		www.firstcoastnews.com
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,283,000		1965
		www.tampabays10.com
Georgia	Atlanta	WATL-TV www.myatltv.com	Channel 36/MyNetworkTV	1,108,000		1954
		WXIA-TV	Channel 11/NBC	1,613,000		1948
		www.11alive.com
	Macon	WMAZ-TV	Channel 13/CBS	197,000		1953
		www.13wmaz.com
Maine	Bangor	WLBZ-TV	Channel 2/NBC	100,000		1954
		www.wlbz2.com
	Portland	WCSH-TV	Channel 6/NBC	341,000		1953
		www.wcsh6.com
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	396,000		1962
		www.wzzm13.com
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,375,000		1953
		www.kare11.com
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,035,000		1947
		www.ksdk.com
New York	Buffalo	WGRZ-TV	Channel 2/NBC	519,000		1954
		www.wgrz.com
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	595,000		1949
		www.digtriad.com
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,171,000		1948
		www.wkyc.com
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	287,000		1953
		www.wltx.com
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	478,000		1956
		www.wbir.com
Captivate Network: www.captivatenetwork.com
Headquarters: Chelmsford, MA
Advertising offices: Chicago, IL; Los Angeles, CA; New York, NY; San Francisco, CA; Toronto, Canada.

(a)	Weekly audience is number of TV households reached, according to the November 2009 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

USA TODAY: www.usatoday.com
Headquarters and editorial offices: McLean, VA
Print sites: Atlanta, GA; Batavia, NY; Brevard County, FL; Chandler, AZ; Columbia, SC; Denver, CO; Fort Lauderdale, FL; Hattiesburg, MS; Houston, TX; Indianapolis, Ind; Kankakee, IL; Las Vegas, NV; Lawrence, KS; Marin County, CA; Milwaukee, WI; Minneapolis, MN; Nashville, TN; Newark, OH; Norwood, MA; Olympia, WA; Plano, TX; Raleigh, NC; Rockaway, NJ; St. Louis, MO; Salisbury, NC; Salt Lake City, UT; San Bernardino, CA; Springfield, VA; Sterling Heights, MI; Tampa, FL; Warrendale, PA; Wilmington, DE
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA
USATODAY.com
Headquarters and editorial offices: McLean, VA
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA
USA WEEKEND: www.usaweekend.com
Headquarters and editorial offices: McLean, VA
Advertising offices: Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA
Clipper Magazine: www.clippermagazine.com; www.couponclipper.com
Headquarters: Mountville, PA
Gannett Healthcare Group: www.gannetthg.com; www.getcedirect.com;www.Nurse.com; www.TodayinPT.com; www.TodayinOt.com; www.PearlsReview.com
Headquarters: Falls Church, VA
Regional offices: Dallas, TX; Hoffman Estates, IL; San Jose, CA
Publications: Nursing Spectrum, NurseWeek, Today in PT, Today in OT
Times News Group, Inc. (Army Times Publishing Co.)
Headquarters: Springfield, VA
Regional office: Los Angeles, CA
Publications: Army Times: www.armytimes.com, Navy Times: www.navytimes.com, Marine Corps Times: www.marinecorpstimes.com, Air Force Times: www.airforcetimes.com, Federal Times: www.federaltimes.com, Defense News: www.defensenews.com, Armed Forces Journal: www.armedforcesjournal.com, C4ISR Journal: www.c4isrjournal.com, Training and Simulation Journal: www.tsjonline.com, Military Times EDGE: www.militarytimesedge.com
Gannett Media Technologies International: www.gmti.com: Cincinnati, OH; Norfolk, VA; Tempe, AZ
ContentOne
Headquarters: McLean, VA
Bureau: Washington, DC
Non-daily publications
Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Hawaii, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin
Gannett Media Sales Group: McLean, VA
Gannett Offset: www.gannettoffset.com
Headquarters: Springfield, VA
Offset sites: Atlanta, GA; Hattiesburg, MS; Minneapolis, MN; Norwood, MA; St. Louis, MO; Springfield, VA
Gannett Direct Marketing Services, Inc.: www.gdms.com:
Headquarters: Louisville, KY
Gannett Satellite Information Network: McLean, VA
National Web Sites:
www.MomsLikeMe.com;
www.HighSchoolSports.net
GANNETT ON THE NET: News and information about Gannett is available on its web site, www.gannett.com. In addition to news and other information about Gannett, the company provides access through this site to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the company files or furnish them electronically to the Securities and Exchange Commission (SEC). Certification by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including the company’s Form 10-K filed in 2009).
Gannett also provides access on this web site to its Principles of Corporate Governance, the charters of its Audit, Digital Technology, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including its Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to the company’s Secretary at our headquarters address. In addition, the company will disclose on this web site changes to, or waivers of, its corporate Ethics Policy.

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
Deterioration in economic conditions in the markets we serve in the U.S. and the UK may further depress demand for our products and services
Our operating results depend on the relative strength of the economy in our principal newspaper, digital and television markets as well as the strength or weakness of national and regional economic factors. Recessionary conditions in the U.S. and U.K. have had a significant adverse impact on the company’s businesses. Continuing or a deepening recession in the U.S. or U.K. economy could significantly affect all key advertising revenue categories.
Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the predominant share of our publishing, broadcasting and affiliated web site revenues as well as digital segment revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate circulation revenues and television audience. This competition may make it difficult for us to grow or maintain our broadcasting, print advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.
Further declines in the company’s credit ratings and continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures
At the end of 2009, the company had approximately $3.1 billion in long-term debt, of which approximately $1.6 billion was in the form of borrowings under bank credit facilities and the balance was in the form of unsecured notes. This debt matures in part beginning in 2011 with remaining maturities in 2012-2017. While the company’s cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a significant portion of its maturities may need to be refinanced. Access to the capital markets may at times be affected by conditions in the economy. However, the company did access the capital markets in October 2009 with $500 million of unsecured borrowings. At the end of 2009, the company had approximately $1.35 billion of additional borrowing capacity under its revolving credit facilities, providing near-term liquidity to fund its needs and to repay debt maturing through March 2012.
Volatility in U.S. and UK financial markets directly affects the value of our pension plan assets
Because of volatility in the global financial markets, the company’s pension plan asset values declined significantly in 2008. While asset returns were strongly positive in 2009, the company’s principal U.S. retirement plan, the Gannett Retirement Plan, is underfunded by $437 million. Depending on various factors, including future investment returns, discount rates and potential pension legislative changes, the company may be required to make up this underfunding with contributions in future years although no contributions are required until 2011.
Foreign exchange variability could adversely affect our consolidated operating results
Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2009 were translated to U.S. dollars at the average rate of 1.56. For the first 45 days of 2010, the average exchange rate was approximately 1.60, or 10% higher than the comparable period in 2009. CareerBuilder, with expanding overseas operations, also has foreign exchange risk but to a significantly lesser degree.
Changes in regulatory environment could encumber or impede our efforts to improve operating results
Our publishing and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. For example, FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2010.
The degree of success of our investment and acquisition strategy may significantly impact our ability to expand overall profitability
We will continue efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. The company is also exposed to the risk that its partners in strategic investments and infrastructure may encounter financial difficulties which could lead to disruption of investee or partnership activities.
Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

The value of our intangible assets may become further impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $3.4 billion as of Dec. 27, 2009, representing approximately 48% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in 2007, 2008 and 2009 (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our operations or cash flow.
The collectability of accounts receivable under current difficult economic conditions could deteriorate to a greater extent than provided for in the company’s financial statements and in its projections of future results
Recessionary conditions in the U.S. and U.K. have increased the company’s exposure to losses resulting from the potential bankruptcy of its advertising customers. The company’s accounts receivable are stated at net estimated realizable value and its allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Publishing/United States
Generally, the company owns many of the plants that house all aspects of the publication process. Certain U.S. Community Publishing operations have outsourced printing to non-Gannett newspapers or commercial printers. In the case of USA TODAY, at Dec. 27, 2009, 19 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company publishing sites with appropriate facilities. Non-Gannett printers in six foreign countries publish and distribute an international edition of USA TODAY under a royalty agreement. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other newspaper properties. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.
During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 12 of the company’s publishing operations. Gannett continues to make investments in renovations where necessary for operational efficiency.
During 2009, the company continued its efforts to consolidate certain of its U.S. publishing facilities to achieve savings and efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 16-18.
Publishing/United Kingdom
Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. During 2009, Newsquest consolidated certain of its facilities to achieve savings and efficiencies. Certain Newsquest operations have outsourced printing to non-Newsquest newspaper companies. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 19.
Digital
Generally, the company’s digital businesses lease their facilities. This includes facilities for executive offices, sales offices and data centers. The company’s facilities are adequate for present operations. The company also believes that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of key digital facilities can be found on page 19.
Broadcasting
The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 23 locations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of television stations can be found on page 20.
Corporate facilities
The company’s headquarters and USA TODAY are located in McLean, VA. The company also owns data and network operations centers in nearby Maryland and in Phoenix, AZ. Headquarters facilities are adequate for present operations.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings may be found in Note 12 of the Notes to Consolidated Financial Statements.
Environmental
Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In five such matters that involve a governmental authority as a party, the company’s liability could exceed $100,000.
Poughkeepsie Newspapers is required by a consent order with the US EPA to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, NY. Poughkeepsie Newspapers has paid and expensed its share of the initial clean up but remains liable for a share of follow-up testing and potential further remediation at the site. Such remaining liability is not expected to be material.
In September 2003, the US EPA notified Multimedia, Inc., a wholly owned Gannett subsidiary, that the company is considered a de minimis potentially responsible party for costs associated with the Operating Industries, Inc. Superfund Site in Monterey, CA. Based on the most recent information from the US EPA, Multimedia, Inc. expects to settle this matter for a minor amount.
In conjunction with the sale of property in Norwich, CT, in May 2007, Gannett Satellite Information Network, Inc. (GANSAT) submitted a Transfer of Establishment form to the Connecticut Department of Environmental Protection (CDEP). Because there is evidence of soil and groundwater contamination at the property, GANSAT will conduct a site investigation, and, if necessary, remediation, in accordance with the requirements of the Connecticut Transfer Act. The site investigation cost is not expected to be material. The cost of remediation, if any, will not be known until the conclusion of the site investigation.
In December 2004, the US Forest Service advised by letter that it considers “Shiny Rock Mining Corporation” to be legally responsible for a release of hazardous substances at a closed mine site in Oregon. Shiny Rock Mining Corporation is a former Gannett subsidiary that donated the property at issue to Friends of Opal Creek (“Friends”) in 1992. Gannett tendered this matter to Friends pursuant to an indemnification agreement, and Friends and the Forest Service entered into a Consent Agreement to conduct a site investigation. Friends has been funding the investigation by using proceeds from an insurance policy, now expired. In December 2008, Friends notified Gannett that it may not have sufficient resources to fund its indemnification responsibilities if site costs exceed the proceeds available under the insurance policy. Whether Gannett will be required to fund further site work, and how much that might cost, depends on whether additional site investigation and/or remediation will be required, both unknown at this time.
Gannett Suburban Newspapers has been identified as a PRP — along with approximately 200 other governmental and private entities — at the Ellis Road Superfund site in Jacksonville, FL. Pursuant to an Administrative Order on Consent entered into in 1989, Gannett and other PRPs paid for certain cleanup actions at the site. Gannett was allocated approximately 0.06% of the cost of that cleanup, resulting in a payment of $3,250. In 2009, EPA determined that additional investigation and cleanup of the Ellis Road Site is required. Because EPA has not yet disclosed the scope and cost of any additional cleanup, Gannett is unable to reasonably estimate its potential liability with respect to this matter; however, Gannett expects such liability will be nominal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.
Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 3 and 44 of this Form 10-K. Information about debt securities sold in private transactions may be found on page 41 of this Form 10-K.
Gannett Common stock prices
High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
1999	First	$61.81	$70.25
	Second	$61.81	$75.44
	Third	$66.81	$76.94
	Fourth	$68.81	$79.31
2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06
2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10
2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20
2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93
2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62
2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62
2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25
2007	First	$55.76	$63.11
	Second	$54.12	$59.79
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85
2008	First	$28.43	$39.00
	Second	$21.79	$30.75
	Third	$15.96	$21.67
	Fourth	$6.09	$17.05
2009	First	$1.95	$9.30
	Second	$2.20	$5.48
	Third	$3.18	$10.14
	Fourth	$9.76	$15.63
2010	First	$13.53	$17.25	*

*	Through February 12, 2010
Purchases of Equity Securities
There were no repurchases of common stock in 2009. The approximate dollar value of shares that may yet be purchased under the company’s share repurchase program described on page 44 is $808,936,610. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually and did so in October 2009.

Comparison of shareholder return
The following graph compares the performance of the company’s common stock during the period Dec. 26, 2004, to Dec. 27, 2009, with the S&P 500 Index, and a Peer Group Index selected by the company.
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
Because of these changes, the company believes the S&P 500 Publishing Index no longer comprises a representative group of peer companies. The company therefore selected a Peer Group which it believes to be more representative based upon the strong publishing/broadcasting orientation of the companies selected. This Peer Group is comprised of Gannett Co., Inc., A.H. Belo Corp., The E.W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company.
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization.
The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index and the Peer Group Index at closing on Dec. 26, 2004. It assumes that dividends were reinvested quarterly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to the Peer Group.

	2004	2005	2006	2007	2008	2009
Gannett Co., Inc.	100	75.35	76.77	51.05	11.62	22.34
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	78.73	77.37	53.30	13.82	29.88

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data for the years 2005 through 2009 is contained under the heading “Selected Financial Data” on page 75 and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the creation of a new digital segment, as more fully discussed in Note 1 to the Consolidated Financial Statements.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continuance of the economic recessionary conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (c) a further decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (l) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges; (n) credit rating downgrades, which could affect the availability and cost of future financing; and (o) general economic, political and business conditions.

Executive Summary
Gannett Co., Inc. is a leading international media and marketing solutions company operating primarily in the United States and the United Kingdom (U.K.). Approximately 89% of 2009 consolidated revenues are from domestic operations including Guam, and approximately 11% are from foreign operations, primarily in the U.K.
The company’s goal is to be the leading source of news and information in the markets it serves, and be customer centric by delivering quality products and results for readers, viewers, advertisers and other customers. Gannett believes that well-managed newspapers, television stations, Internet products and services, magazine/specialty publications and programming efforts will maximize profits for the company’s shareholders as will a customer-centric solutions approach to advertising. To that end, the company’s strategy has the following elements:
•	Become the digital destination for consumers and advertisers.
•	Create new business opportunities in the digital space through internal innovation, acquisitions or affiliations. The company established a new Digital segment in 2008.
•	Transform its sales organization from transactional advertising to a culture of customer-focused marketing solutions and ideas.
•	Create highly relevant content that delivers what consumers want and advertisers need to engage with their audiences on multiple platforms.
•	Maintain strong financial discipline throughout its operations.
•	Maximize existing resources through efforts to enhance revenues and control or reduce costs. For businesses that do not fit with the company’s long-term strategic goals, a reallocation of resources will be undertaken.
•	Strengthen the foundation of the company by finding, developing and retaining the best and brightest employees through a robust Leadership and Diversity program.
Gannett implements its strategy and manages its operations through three business segments: publishing, digital and broadcasting (television). The publishing segment includes the operations of 100 daily newspapers in the U.S. and U.K., more than 650 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Its 83 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily print newspaper, with an average circulation of approximately 1.9 million, have a combined daily average paid circulation of 5.7 million, which is the nation’s largest newspaper group in terms of circulation. Together with the 17 daily paid-for newspapers its Newsquest division publishes in the U.K., the total average daily circulation of its 100 domestic and U.K. daily newspapers was approximately 6.2 million for 2009. All daily newspapers also operate web sites which are tightly integrated with publishing operations. The company’s newspapers also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, ShopLocal.com, Topix and Metromix LLC.
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
Through its broadcasting segment, the company owns and operates 23 television stations with affiliated web sites covering 18.2% of the U.S. population in markets with a total of more than 20.9 million households. This segment also includes the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising on video screens located in elevators of office towers and select hotel lobbies across North America.
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2009 fiscal year ended on Dec. 27, 2009, and encompassed a 52-week period. The company’s 2008 and 2007 fiscal years also encompassed 52-week periods.
Discontinued operations: Unless stated otherwise, as in the section titled “Discontinued operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY, and The Herald-Dispatch in Huntington, WV, which were sold to Gatehouse Media, Inc. in May 2007, and the Chronicle-Tribune in Marion, IN, which was contributed to the Gannett Foundation in May 2007, are excluded for all periods covered by this report. These transactions are discussed in more detail on page 31 in the business acquisitions, investments, dispositions and discontinued operations section of this report.
Presentation of certain pro forma and non-GAAP information: The discussion below is focused mainly on changes in historical financial results, however certain operating information for the newly formed Digital Segment is also presented on a pro forma basis, which assumes that all properties owned at the end of 2009 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), the company has provided in this report amounts for operating expenses, operating income, non-operating expenses and earnings per share excluding certain special items (non GAAP basis). Management believes results excluding these items better reflect the ongoing performance of the company and enables management and investors to meaningfully trend, analyze and benchmark the performance of the company’s operations. These measures are also more comparable to financial measures reported by the company’s competitors. These results should not be considered a substitute for amounts calculated and reported in accordance with GAAP.

Operating results and non-cash impairment charges: The company reported net income attributable to Gannett Co., Inc. for 2009 of $355 million or $1.51 per share. This net income amount includes special items which have a net unfavorable impact totaling $116 million on a pre-tax basis ($86 million after-tax, or $.36 per share).
The table below reconciles diluted earnings per share reported in accordance with GAAP to adjusted earnings per share excluding special items:

	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
Diluted Earnings Per Share	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Earnings (loss) per share (GAAP basis)	$1.51	$(29.11)	$4.17
Operating items:
Facility consolidation and asset impairment charges	0.37	31.30	0.22
Workforce restructuring and related expenses	0.08	0.34	0.18
Pension gain	(0.10)	(0.13)	—
Non-operating items:
Impairment of newspaper publishing partnerships and other equity method investments	0.03	1.09	—
Debt exchange gain	(0.11)	—	—
Impairment of publishing assets sold	0.10	—	—
Tysons land sale gain	—	(0.07)	—

Adjusted earnings per share (Non-GAAP basis)	$1.87 (a)	$3.41 (a)	$4.57

(a)	Total per diluted share amount does not sum due to rounding.
Discussion of special charges and credits affecting reported results: Very difficult business conditions required the company to perform impairment tests on certain assets including goodwill, other intangible assets, other long lived assets and investments accounted for under the equity method during 2009, 2008 and 2007. As a result, the company has recorded non-cash impairment charges to reduce the book value of certain of those assets of $142 million ($95 million after-tax or $.40 per share), $8.4 billion ($7.39 billion after-tax or $32.38 per share) and $72 million ($51 million after-tax or $.22 per share) in 2009, 2008 and 2007, respectively. In addition, an impairment charge of $28 million ($24 million after-tax or $.10 per share) was taken in 2009 to reduce the value of certain commercial printing assets which were then sold. The impairment charges were driven by deteriorating business trends as recessions in the U.S. and U.K. economies deepened. Concurrent with the decline in business conditions, there was broad-based downward pressure on equity share values in 2008 and early 2009 and the company’s stock price declined significantly. These factors led to the reassessment of asset carrying values and the determination that non-cash impairment write downs to underlying estimated fair value were required. These non-cash impairment charges are detailed on page 31 and in Note 3 to the Consolidated Financial Statements.
For the years 2009, 2008 and 2007 the company recorded work-force restructuring related costs totaling $29 million ($18 million after-tax or $.08 per share), $119 million ($77 million after-tax or $.34 per share), and $65 million ($42 million after-tax or $.18 per share), respectively. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change the company’s cost structure.
During the first quarter of 2009, the company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. As a result of this agreement, the company recognized a pension settlement gain of $40 million ($25 million after-tax or $.10 per share).
During the second quarter of 2008, the company made changes to its domestic benefit plans by improving its 401(k) plan while freezing benefits under certain company sponsored defined benefit pension plans. As a result, the company recognized a curtailment gain from its domestic pension plans of $47 million ($29 million after-tax or $.13 per share).
In connection with the private exchange offer completed in May 2009, the company recorded a gain of approximately $43 million ($26 million after-tax or $.11 per share) which is classified in “Other non-operating items” in the Statement of Income. This gain resulted from recording its new 2015 and 2016 notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values.
In 2008, the company realized a $26 million ($16 million after-tax or $.07 per share) gain on the sale of a parcel of land adjacent to its headquarters building in McLean, VA.
Operating results summary: Operating revenues declined 17% to $5.61 billion for 2009.
Publishing revenues were $4.40 billion for 2009 or 23% below 2008 levels, reflecting severe recessionary conditions in the U.S. and U.K.
Digital segment revenues totaled $586 million for 2009, compared to $281 million for 2008, reflecting a full year consolidation of CareerBuilder and ShopLocal. On a pro forma basis, operating revenues for the Digital segment fell 15%, reflecting softer employment advertising demand that impacted CareerBuilder’s results offset partially by revenue increases at PointRoll and ShopLocal.
Broadcast revenues for 2009 were $631 million or 18% below 2008 levels, reflecting substantially lower political spending and the absence of summer Olympic revenue achieved in 2008. Overall, Olympic and political revenues were down approximately $100 million in 2009 from 2008 levels.
While all of 2009 was very challenging from a revenue perspective, revenue declines compared to 2008 generally narrowed for each successive quarter. The table below presents the percentage of revenue decline for each quarter and for the full year, for the company as a whole and for its three business segments. Note that these revenue amounts are pro forma for the Digital segment (due to acquisitions in the second half of 2008) and for Publishing (to reflect exiting a commercial printing business in the U.K. in mid 2009).

Revenue Decline 2009 vs. 2008	Q1	Q2	Q3	Q4	Full Year
Publishing	(26%)	(25%)	(22%)	(14%)	(22%)
Digital	(13%)	(18%)	(20%)	(7%)	(15%)
Broadcast	(16%)	(21%)	(23%)	(14%)	(18%)

Total	(24%)	(24%)	(22%)	(14%)	(21%)

Operating costs declined 64% to $4.89 billion for 2009, due mainly to substantially smaller impairment and restructuring charges in 2009 compared with 2008. Operating costs excluding these and other special items discussed above declined 13%, and on a pro forma basis (regarding Digital business acquisitions in 2008 as discussed on page 27 and the sale of a U.K. commercial printing business in 2009), operating costs declined 18%. Lower costs reflect the savings from the many consolidation and restructuring efforts undertaken over the last two years.
Newsprint expense for publishing was also significantly less than in 2008, declining 34% as a 31% reduction in consumption was combined with a 4% decrease in average usage prices.
The company reported operating income for 2009 of $725 million, including the special items charges of $122 million. Absent the special items from 2009 and 2008 results, as shown on page 32, the company’s operating income would have been $847 million, a 34% decline from 2008.
The company reported income of $4 million from its equity share of results from unconsolidated investees for 2009, an increase over 2008, primarily because of the impairment of the carrying value of its interest in newspaper publishing partnerships and certain other investees in 2008. The publishing businesses in these partnerships had also been adversely affected by the recessionary conditions in the U.S. Absent the special items in 2009 ($9 million) and 2008 ($382 million), equity income in unconsolidated investees would have improved by $8 million which reflects improved results from the company’s digital investments.
Interest expense was lower for the year — down $15 million or 8%, reflecting lower average debt levels and lower borrowing rates. From its strong operating cash flow and its tightly disciplined liquidity management, the company reduced its long-term debt by $755 million or 20% in 2009.
The company reported net income attributable to Gannett Co., Inc. of $355 million or $1.51 per share for 2009 compared with a loss of $6.65 billion or $29.11 per share for 2008. Absent the special items in both years, the company would have reported a decline in net income attributable to Gannett of 43% and diluted earnings per share of 45%.
The company recorded net income attributable to noncontrolling interests of $27 million for 2009, an increase of $20 million over 2008, reflecting an increase in income at CareerBuilder and the consolidation of CareerBuilder for the full year 2009.
Challenges for 2010: Looking forward to 2010, the company faces several important challenges, including:
•	Effectively manage in a global economic recession with the likelihood of a slow and uneven recovery period, which will continue to affect all revenue streams for the company’s publishing, digital and broadcasting businesses;
•	Continue transforming its cost structure to align expenses with revenue levels;
•	Respond to the changing media landscape and consumers’ increasing desire to access content across multiple platforms;

•	Drive innovation throughout the company with important efforts such as the ContentOne, E-edition and CustomerOne initiatives; and
•	Possible rise in newsprint prices in the U.S.
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
Critical accounting policies for the company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of businesses. Similarly the company evaluates the recoverability of the carrying value of its property, plant and equipment and its investments in minority-owned unconsolidated investees, including its newspaper publishing partnerships and certain online/new technology business investments.
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

Reclassifications of certain items within the Consolidated Financial Statements: The company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), as subsequently codified in Accounting Standards Codification (ASC) Topic 810, “Consolidation,” at the beginning of its 2009 fiscal year. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the Consolidated Balance Sheet. Gannett’s SFAS No. 160 adoption resulted in the presentation of a new line “Redeemable noncontrolling interest” in the mezzanine section of the balance sheet. The balance in this line represents redeemable stock held by a noncontrolling owner in CareerBuilder. The redeemable stock is generally exercisable within 30 days after Jan. 1, 2014. On the Consolidated Statements of Income, SFAS No. 160 affected primarily the company’s reporting of the 49.2 percent noncontrolling interest in CareerBuilder. Previously, the company presented this minority interest in “Other non-operating items” in the Consolidated Statements of Income. Under SFAS No. 160, “Net income” in the Consolidated Statements of Income reflects 100 percent of CareerBuilder results as the company holds the controlling interest. “Net income (loss)” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income (loss) attributable to Gannett Co., Inc.” While this presentation is different than previously required by GAAP, the final net income results attributable to the company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.
In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star, Planet Discover and Ripple6 (from the date of its acquisition in November 2008). Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
Neither the Digital revenue line nor the Digital Segment include online revenue from the web sites operated together with publishing or broadcasting businesses.
Business acquisitions, investments, dispositions and discontinued operations
2009: In February 2009, the company purchased a minority interest in Homefinder, a leading national online marketplace connecting homebuyers, sellers and real estate professionals.
In July 2009, Newsquest sold one of its commercial printing businesses, Southernprint Limited.
Total cash paid in 2009 for business acquisitions (principally post-acquisition consideration) and investments was $9.6 million and $9.7 million, respectively.
2008: On Dec. 31, 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates a digital media group of affiliated sites covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free web service that helps families manage busy schedules, track shopping and to-do lists, organize household chores, stay in communication and share memories — all in one place.
In July 2008, the company purchased a minority stake in Livestream (formerly Mogulus), a company that provides Internet broadcasting services. Also in July 2008, the company increased its investment in 4INFO, maintaining its approximate ownership interest.
In August 2008, the company purchased 100% of the outstanding shares of Pearls Review, Inc., an online nursing certification and continuing education review site.
In June 2008, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company now owns 100% of ShopLocal and began consolidating its results in the digital segment at the beginning of the third quarter of 2008. ShopLocal collaborates with PointRoll to create ads that dynamically connect retail advertisers and consumers, online and in the store. ShopLocal’s operations turned profitable in the third quarter of 2008.
In September 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related noncontrolling interest charge for CareerBuilder is reflected in “Net income attributable to noncontrolling interests” in the Statements of Income (Loss).

In November 2008, the company acquired Ripple6, Inc., a leading provider of social media services for publishers and other users. Ripple6 currently powers Gannett’s MomsLikeMe.com site, which recently rolled out in 80 local markets across the country and has more than one million moms visiting each month.
The total cash paid in 2008 for business acquisitions was $168.6 million and for investments was $46.8 million.
2007: In May 2007, the company completed the sale of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY, and The Herald-Dispatch in Huntington, WV, to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, IN, to the Gannett Foundation. In connection with these transactions, the company recorded a net after-tax gain of $73.8 million in discontinued operations. For all periods presented, results from these businesses have been reported as discontinued operations.
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
At the end of October 2007, the company, in partnership with Tribune Company, announced a digital joint venture to expand a national network of local entertainment web sites under the Metromix brand. Metromix LLC focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand.
The total cash paid in 2007 for business acquisitions was $30.6 million and for investments was $40.0 million.
RESULTS OF OPERATIONS
Consolidated summary — continuing operations
A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts	2009	Change	2008(a)	Change	2007(a)
Operating revenues	$5,613	(17%)	$6,768	(9%)	$7,439
Operating expenses	$4,888	(64%)	$13,529	***	$5,789
Operating income (loss)	$725	***	$(6,762)	***	$1,651
Non-operating expense	$149	(72%)	$537	***	$200
Income (loss) from continuing operations
Per share — basic	$1.52	***	$(29.11)	***	$4.18
Per share — diluted	$1.51	***	$(29.11)	***	$4.17

(a)	Numbers do not sum due to rounding
Results for all periods reflect certain special items that are included in either operating expenses or non-operating expense which are further discussed on page 28 and in Notes 3 and 4 to the Consolidated Financial Statements.
In the next table and certain other tables and discussions that follow, the effect of these items has been removed from key financial measures to better reflect the ongoing performance of the company.
Operating expenses and non-operating expenses adjusted to remove the effect of certain special items are as follows:

	2009(a)		2008(a)		2007(a)
	operating	non-operating	operating	non-operating	operating
In millions of dollars	expense	expense	expense	expense	expense
As reported (GAAP)	$4,888	$149	$13,529	$537	$5,789
Remove favorable (unfavorable) special items:
Facility consolidation and asset impairment charges	$(133)	$—	$(7,976)	$—	$(72)
Workplace restructuring and related expenses	$(29)	$—	$(119)	$—	$(65)
Pension gains	$40	$—	$47	$—	$—
Impairment of newspaper publishing partnerships and other equity method investments	$—	$(9)	$—	$(382)	$—
Debt exchange gain	$—	$43	$—	$—	$—
Impairment of publishing assets sold	$—	$(28)	$—	$—	$—
Tysons land sale gain	$—	$—	$—	$26	$—

As adjusted (non-GAAP)	$4,766	$154	$5,480	$181	$5,651

(a)	Numbers do not sum due to rounding.

Operating income adjusted to remove the effect of certain special items is as follows:

In millions of dollars	2009	2008(a)	2007
Operating income (GAAP basis)	$725	$(6,762)	$1,651
Remove (favorable) unfavorable special items:
Facility consolidation and asset impairment charges	$133	$7,976	$72
Workforce restructuring and related expenses	$29	$119	$65
Pension gains	$(40)	$(47)	$—

Adjusted operating income (non-GAAP basis)	$847	$1,288	$1,788

(a)	Numbers do not sum due to rounding.
On an as adjusted basis using non GAAP amounts for expenses, operating results were as follows:

	Consolidated Summary-Non GAAP Basis
In millions of dollars	2009	Change	2008	Change	2007
Operating revenues	$5,613	(17%)	$6,768	(9%)	$7,439
Operating expenses	$4,766	(13%)	$5,480	(3%)	$5,651
Operating income	$847	(34%)	$1,288	(28%)	$1,788
Non-operating expense	$154	(15%)	$181	(10%)	$200
A discussion of operating results of the company’s publishing, digital and broadcasting segments, along with other factors affecting net income attributable to Gannett, is as follows.
Publishing segment
In addition to its domestic local newspapers and affiliated web sites, the company’s publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Clipper Magazine, Gannett Healthcare Group, Army Times Publishing, Gannett Offset commercial printing and other advertising and marketing services businesses. The publishing segment in 2009 contributed 78% of the company’s revenues.
Publishing operating results were as follows:

In millions of dollars	2009	Change	2008	Change	2007
Revenues	$4,396	(23%)	$5,714	(13%)	$6,580
Expenses	$3,873	(70%)	$12,740	***	$5,190
Operating income (loss)	$523	***	$(7,026)	***	$1,390
Operating expenses for publishing include the effects of certain special items which are more fully discussed on page 28 and in Notes 3 and 4 to the Consolidated Financial Statements. Operating expenses adjusted for the effect of special items are as follows:

In millions of dollars	2009	2008	2007
Operating expenses (GAAP basis)	$3,873	$12,740	$5,190
Remove favorable (unfavorable) special items:
Facility consolidation and asset impairment charges	$(99)	$(7,951)	$(72)
Workforce restructuring and related expenses	$(28)	$(103)	$(64)
Pension gains	$40	$37	$—

Adjusted operating expenses (non-GAAP basis)	$3,786	$4,723	$5,054

Publishing operating results excluding the effects of the above special items were as follows:

In millions of dollars	2009	Change	2008	Change	2007
Operating revenues	$4,396	(23%)	$5,714	(13%)	$6,580
Operating expenses	$3,786	(20%)	$4,723	(7%)	$5,054
Operating income	$610	(38%)	$991	(35%)	$1,526
Foreign currency translation: The average exchange rate used to translate U.K. publishing results was 1.56 for 2009, 1.86 for 2008 and 2.00 for 2007. Therefore, publishing segment revenue and expense when comparing 2009 with 2008 are lower as a result.
Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 67% and 27%, respectively, of total publishing revenues in 2009. Ad revenues include those derived from advertising placed with affiliated Internet sites which include revenue in the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.
The table below presents the principal components of publishing revenues for the last three years.

Publishing operating revenues, in millions of dollars	2009(a)	Change	2008(a)	Change	2007(a)
Advertising	$2,966	(28%)	$4,146	(16%)	$4,937
Circulation	$1,167	(4%)	$1,217	(3%)	$1,252
Commercial printing and other	$262	(25%)	$352	(10%)	$390
Total	$4,396	(23%)	$5,714	(13%)	$6,580

(a)	Numbers do not sum due to rounding.

The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from web sites affiliated with the publications.

Advertising revenues, in millions of dollars	2009	Change	2008	Change	2007
Retail	$1,533	(22%)	$1,964	(10%)	$2,184
National	$524	(22%)	$672	(10%)	$751
Classified	$909	(40%)	$1,510	(25%)	$2,002
Total ad revenue	$2,966	(28%)	$4,146	(16%)	$4,937
Publishing revenue comparisons 2009-2008: Advertising revenues for 2009 decreased $1.18 billion or 28%. The rate of decline narrowed over the course of the year as economic conditions slowly improved. Early in the year, revenue declines were the most pronounced due in large measure to the severe global economic recession. Real estate and employment advertising were especially hampered by the recession. As the year progressed, ad revenue declines narrowed in each successive quarter and December was the company’s best year-over-year comparison month of the year.
Ad revenues were lower in both the U.S. and the U.K.
In the U.K., in local currency, ad revenues were down more than in the U.S. U.K. ad revenue declines were exacerbated by a lower average exchange rate for 2009. In U.S. dollars, Newsquest ad revenues were down 44% compared with a 25% decline for U.S. publishing.
The table below presents the percentage decline in 2009 for each of the major ad revenue categories, by quarter. As indicated for nearly all categories, the percentage decline narrowed in each successive quarter.

Advertising Revenue Decline by Quarter	Q1	Q2	Q3	Q4
Retail	(23%)	(24%)	(22%)	(18%)
National	(31%)	(22%)	(25%)	(10%)
Classified	(47%)	(46%)	(37%)	(22%)
Total advertising	(34%)	(32%)	(28%)	(18%)
Retail ad revenues were down $430 million or 22% in 2009. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, furniture, entertainment, financial and telecommunications categories. Retail ad revenues declined at a greater rate in the U.K. due to the currency impact. On a constant currency basis, retail ad revenues in the U.K. were down 19%. Retail revenue declines narrowed in the third and again in the fourth quarter, and December was the best comparison month of the year.
National ad revenues were down $147 million or 22% in 2009, primarily due to lower ad sales for USA TODAY branded publications and national ad revenues for U.S. Community Publishing. In the fourth quarter, the decline in national ad revenues moderated significantly and in the month of December national ad revenues were higher than 2008 levels. At USA TODAY, ad revenues were down 29% for the year, reflecting the continued slowdown in the travel and lodging industries. Paid ad pages were down 26% for the year and totaled 2,326 in 2009 compared to 3,158 in 2008. Fourth quarter comparisons were the best of the year and in December USA Today ad revenues were nearly even with 2008.
Classified ad revenues decreased $602 million or 40% in 2009 with a decline of 35% in the U.S. and 50% in the U.K. The currency impact contributed to the U.K. decline. On a constant currency basis, classified ad revenues in the U.K. were down 39%. Classified revenue in both countries was affected by the global recession and particularly the weakness in employment and housing. Classified revenue declines occurred in all three principal categories of employment (down 58%), real estate (down 42%), and automotive (down 34%). Declines in all categories narrowed over the course of the year and classified comparisons were the best in December.
Looking to 2010, the company expects the economic environment to continue to put pressure on publishing ad revenue streams in the U.S. and the U.K. While comparisons should be better than they were in 2009, ad revenues presently are expected to be lower in most core categories and in most markets. U.K. revenues will also be affected by fluctuations in the exchange rate. For the first 45 days of 2010, the average exchange rate was 1.60, or 10% higher than the comparable period in 2009.
Newspaper circulation revenues declined $50 million or 4% over 2008 as circulation revenues for U.S. and U.K. newspapers were lower. Revenue comparisons reflect lower circulation volumes partially offset by price increases. Daily net paid circulation, excluding USA TODAY, declined 12%, while Sunday net paid circulation declined 7%. Volumes were affected, in part, by single copy and home delivery price increases at most U.S. newspapers and by selective culling of distribution in certain areas.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation, partially offset by a December 2008 increase in the single copy price of the newspaper at newsstands and vending machines from $.75 to $1.00. USA TODAY’s average daily circulation for 2009 decreased 16% to 1,904,362. USA TODAY reported an average daily paid circulation of 1,900,116 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 27, 2009, a 17% decrease over the comparable period in 2008. The circulation volume decline at USA TODAY reflects the general recessionary economic conditions particularly as they contributed to lower business and leisure travel.

For local newspapers, morning circulation accounted for approximately 93% of total daily volume, while evening circulation accounted for 7%.
Circulation volume for the company’s local newspapers is summarized in the table below. In 2009, the company reclassified certain net paid circulation volume from evening to morning distribution due to changes in delivery times. All prior periods have been restated to conform to the new classifications.

Average net paid circulation volume, in thousands	2009	Change	2008	Change	2007
Local Newspapers
Morning	4,048	(12%)	4,587	(6%)	4,877
Evening	285	(13%)	326	(7%)	350
Total daily	4,333	(12%)	4,913	(6%)	5,227
Sunday	5,158	(7%)	5,539	(5%)	5,828
Commercial printing and other publishing revenues declined 25% to $262 million in 2009 due primarily to generally lower commercial printing revenue in the U.S. and U.K. and from the sale of a U.K. commercial printing business early in the third quarter of 2009.
Publishing revenue comparisons 2008-2007: Advertising revenues for 2008 decreased $792 million or 16% from 2007. The rate of decline accelerated over the course of the year as economic conditions worsened. Early in the year revenue declines were due in large measure to recessionary conditions in the U.S., including the real estate and subprime lending crisis. In the second part of the year as the economic crisis deepened and financial market functions deteriorated, the U.S. recession worsened and the U.K. economy went into recession. Therefore all markets and revenue categories were adversely affected. Increased competition for advertising spending from other media outlets also affected trends and results for 2008.
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
Classified ad revenues decreased $494 million or 25%. Classified revenue declined 24% in the U.S. and 25% in the U.K. Declines in the U.K. were adversely affected by the currency impact. In the U.S., classified was significantly affected by the real estate crisis and its contribution to an overall softening in the advertising environment. Classified revenue declines occurred in all three principal categories of employment (down 30%), real estate (down 34%), and automotive (down 19%).
Newspaper circulation revenues declined $36 million or 3% from 2007. Circulation revenues for local U.S. and U.K. newspapers were lower for the year. Daily net paid circulation for publishing operations, excluding USA TODAY, declined 6%, generally consistent with industry trends. However, volume declines were also affected by price increases for certain elements of local circulation volume initiated at most U.S. newspapers in 2008, and by selective culling of distribution in certain areas.
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
For local newspapers, morning circulation accounted for approximately 92% of total daily volume, while evening circulation accounted for 8%.
Publishing expense comparisons 2009-2008: Publishing operating costs declined 70% to $3.87 billion in 2009, primarily due to non cash impairment charges incurred in 2008. Absent the special items in both years, as reflected in the table on page 32, publishing segment expense was down 20%.
Significant cost savings were achieved through strict cost control measures in the U.S. and the U.K. as well as by means of permanently restructuring the company’s cost base and creating efficiencies wherever possible. Efforts included numerous facility consolidations, centralization, furloughs and outsourcing. Savings reflect the impact of substantial headcount reductions in 2009 and 2008. Lower newsprint expense was also a significant contributor to the savings.
Publishing payroll costs were down 23%, reflecting the impact of headcount reductions in both years as well as the furloughs the majority of company employees were required to take in the first and second quarters of 2009.
Newsprint expense was down 34%, reflecting sharply lower consumption, down 31%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices declined sharply throughout the second half of the year and finished down 4% for the full year. Usage prices, however, were higher in the first half of the year compared to the first half of 2008.
Other factors contributing to the decline in costs include the impact of a lower U.K. exchange rate, and the sale mid year of a commercial printing business in the U.K. partially offset by higher pension cost.

Publishing expense comparisons 2008-2007: Publishing operating costs increased $7.55 billion in 2008 from the prior year, primarily due to $7.95 billion of pre-tax non-cash impairment charges. These charges are more fully detailed and discussed on page 32 of this report and in Notes 3 and 4 of the Consolidated Financial Statements.
Absent special items, publishing segment expenses in 2008 declined 7% from 2007 levels.
These savings were achieved through strict cost control measures in the U.S. and the U.K. Newsprint expense was down 9%, reflecting sharply lower consumption, down 16%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices in the U.S. rose throughout most of the year and finished up 13% for the year. Near the end of the fourth quarter, however, U.S. newsprint prices declined.
Publishing payroll costs were down approximately 6%, reflecting significant headcount reductions partially offset by modest wage/salary increases.
Outlook for 2010: The company expects operating expenses to decline further in 2010, reflecting continued savings from previously and newly planned restructuring and consolidation efforts. The company will continue to see savings from headcount reductions in 2009, and a one-week furlough program has been announced for most U.S. employees during 2010. Newsprint expense is also expected to be lower as consumption is further reduced and favorable price comparisons will continue through at least the early part of the year. Pension and other benefit costs will also be lower in 2010.
Publishing operating results 2009-2008: Publishing operating income increased to $523 million in 2009 from a loss of $7.03 billion in 2008. Excluding special items described in more detail on page 32 and Notes 3 and 4 of the Consolidated Financial Statements, publishing operating income declined 38%. However, operating income comparisons excluding special items improved each quarter of 2009 and adjusted operating income was up 5% in the fourth quarter. The principal factors affecting operating results comparisons for the full year were the following:
•	lower operating results at most U.S. and U.K. properties as all ad revenue categories were affected by difficult economic conditions. Operating results improved throughout the year and many properties had increased operating income against last year in the fourth quarter;
•	ad revenue losses attributed to increased competition from other media, particularly the Internet;
•	sharply lower newsprint usage and a slight decline in usage price led to significant savings;
•	favorable impact in 2009 of workforce restructuring actions;
•	furloughs in the first and second quarter for the majority of employees;
•	negative impact of currency translation at a lower rate in 2009; and
•	cost control efforts throughout the U.S. and U.K. operations contributed to significant year-over-year savings.
Publishing operating results 2008-2007: Publishing operating results in 2008 reflect a loss of $7.03 billion, compared with operating income of $1.39 billion in 2007. Excluding special items described in more detail on page 32 and Notes 3 and 4 of the Consolidated Financial Statements, publishing operating income declined 35%.. The principal factors affecting operating results comparisons were the following:
•	generally lower operating results at most U.S. and U.K. properties as all ad revenue categories were adversely affected by economic conditions, which worsened as the year progressed;

•	ad revenue losses attributed to increased competition from other media, particularly the Internet;
•	lower newsprint usage, which more than offset higher average prices for the year, leading to lower expense;
•	negative impact of currency translation at a lower rate in 2008; and
•	aggressive and broad based cost control efforts throughout U.S. and U.K. operations contributed to significant year over year savings.

Digital
Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6 (from the date of acquisition in November 2008). Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder beginning in September 2008 have been fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal are now fully consolidated. Prior to these increased investments, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder consolidation, the company reflects a noncontrolling interest charge in its Statements of Income (Loss) related to the other partners’ ownership interest. This charge is reflected with “Net income attributable to noncontrolling interests.”
Over the last two years since the digital segment was formed, reported digital revenues, expenses and operating income were as follows:

In millions of dollars	2009	2008
Revenues	$586	$281
Expenses	$543	$262
Operating income	$43	$19
Reported digital revenues increased $305 million and reported digital costs increased $280 million from the prior year. The year-over-year increase is primarily due to the full consolidation of CareerBuilder and ShopLocal beginning in the third quarter of 2008.
Digital costs in 2009 also include $25 million in asset impairment charges, while digital costs in 2008 include $17 million in workforce restructuring and impairment charges.

Revenues in millions of dollars (pro forma)	2009	Change	2008	Change	2007
Digital	$586	(15%)	$689	13%	$607
On a pro forma basis, as if CareerBuilder and ShopLocal had been owned for all of 2008, digital revenues would have decreased 15% in 2009. This reflects softer employment advertising demand that impacted CareerBuilder’s results, offset partially by strong revenue growth at PointRoll and ShopLocal.
Excluding the special items and on a pro forma basis, operating costs for digital would have been 21% lower, reflecting significant savings at CareerBuilder and ShopLocal. Operating income excluding special items rose $32 million or 89%. Operating income reflects solid results in 2009 for CareerBuilder, and strong gains from PointRoll and ShopLocal.
CareerBuilder operations are predominately based in North America, however expansion efforts are underway in parts of Europe and Asia. CareerBuilder is the nation’s largest online recruitment and career advancement source for employers, employees, recruiters and job seekers. Its North American network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated newspapers, including the company’s newspapers, which sell various CareerBuilder employment products including upsells of print employment ads from newspapers. For the company’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned newspapers. North American network revenue declined 27%, compared to last year, with more than 45% of the decline attributable to revenues CareerBuilder derived from its owner-affiliated newspapers. From CareerBuilder’s own sales efforts there was a 19% decline in revenue for the year, however these revenues were down only 2% in the fourth quarter. Upsell revenue softened from non-Gannett affiliated newspapers as U.S. print employment advertising declined significantly in 2009.
Digital results 2008-2007: Reported digital revenues increased $211 million and reported digital costs increased $215 million from 2007. The year-over-year increase is primarily due to the full consolidation of CareerBuilder and ShopLocal in 2008. Digital costs in 2008 also include $17 million in special item charges. Operating income for the digital segment reflects solid results in 2008 for CareerBuilder, PointRoll and ShopLocal. Earnings from these businesses were partially offset by investments in other digital businesses.
On a pro forma basis, digital revenues increased 13% in 2008 due primarily to increased revenues at CareerBuilder and PointRoll. Digital segment costs on a pro forma basis rose 15% reflecting workforce restructuring costs and impairment charges, general expansion of the CareerBuilder business and higher intangible asset amortization. The pro forma gains in CareerBuilder revenues in 2008 were primarily from its own sales efforts. Upsell revenue softened from non-Gannett affiliated newspapers as U.S. print employment advertising continued to decline.
PointRoll revenue improved in 2008 although earnings were down slightly, reflecting new product development and marketing costs.
Outlook for 2010: The company expects digital segment revenue and profit to grow in 2010 with improved results at most of its digital businesses.

Broadcasting
The company’s broadcasting operations at the end of 2009 included 23 television stations and affiliated web sites in markets with a total of more than 20.9 million households reaching 18.2% of the U.S. population. The Broadcasting Division also includes Captivate Network.
Broadcasting revenues accounted for approximately 11% of the company’s reported operating revenues in 2009, 2008 and 2007.
Over the last three years, broadcasting revenues, expenses and operating income were as follows:

In millions of dollars	2009	Change	2008	Change	2007
Revenues	$631	(18%)	$773	(2%)	$789
Expenses	$415	(11%)	$467	(2%)	$474
Operating income	$216	(29%)	$306	(3%)	$315
Broadcast revenues decreased $141 million or 18% for 2009. Year-over-year revenue comparisons are unfavorably impacted by $118 million in ad revenues associated with the 2008 Summer Olympics and political/election-related advertising in 2008. Excluding the impact of Olympic- and political-related advertising in both years, broadcast revenues were down 6% in 2009. This decline reflects substantial losses in several core categories, especially automotive, partially offset by an almost three-fold increase in retransmission revenues.
Excluding Captivate, broadcast revenues declined 19%. Local television revenues declined 21% while national revenues declined 31%. Excluding the impact of political in both years, local revenues declined 18% and national revenues 15%. Late in 2009, broadcast revenue comparisons began trending more favorably and excluding the impact of political in both years, broadcast revenues were up 11% in the fourth quarter.
Broadcast costs declined 11% to $415 million in 2009. Excluding special item charges in both years, broadcast expenses declined 11%. The decline reflects ongoing efforts to control costs and create efficiencies, the impact of workforce restructuring in 2008 as well as payroll savings from furloughs and salary reductions in the first and second quarters of 2009.
Reported operating income declined 29% to $216 million in 2009 reflecting the impact of lower core revenues and incremental Olympic and political revenue achieved in 2008. These factors were partially offset by increased retransmission revenue in 2009 and continued savings from strong efforts to control costs.
Broadcast results 2008-2007: Broadcast revenues decreased $17 million or 2% for 2008. Year-over-year revenue comparisons were favorably impacted by $118 million in ad revenues associated with the 2008 Summer Olympics and political/election-related advertising. These incremental revenues, however, were more than offset by revenue losses in several core categories, including automotive and retail. Excluding Captivate, broadcast revenues declined 2%; local revenue was 8% lower while national was 7% higher. Television online revenue increased by 13% in 2008.
Broadcasting costs declined 2% from the prior year, reflecting cost containment efforts partially offset by workforce restructuring costs and non-cash impairment charges. Operating expenses excluding severance and non-cash impairment charges declined 5% from the prior year.
Outlook for 2010: The company expects revenues to increase primarily due to increased ad demand from 2010 political election campaigns and from Winter Olympics coverage on its NBC stations. The company expects operating profit from broadcast to show a substantial gain in 2010.
Consolidated operating expenses
Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars	2009	Change	2008	Change	2007(a)
Cost of sales	$3,305	(18%)	$4,013	(4%)	$4,164
Selling, general and admin. expenses	$1,207	(6%)	$1,278	1%	$1,270
Depreciation	$210	(9%)	$231	(6%)	$246
Amortization of intangible assets	$33	6%	$31	(14%)	$36
Facility consolidations and asset impairment charges	$133	(98%)	$7,976	***	$72

Total	$4,888	(64%)	$13,529	***	$5,789

(a)	Numbers do not sum due to rounding.
Total operating expenses adjusted to remove the effect of certain special items are as follows:

In millions of dollars	2009(a)	Change	2008(a)	Change	2007(a)
Operating expenses (GAAP basis)	$4,888	(64%)	$13,529	***	$5,789
Remove special items:
Facility consolidation and asset impairment charges	$(133)	(98%)	$(7,976)	***	$(72)
Workforce restructuring and related expenses	$(29)	(76%)	$(119)	83%	$(65)
Pension gains	$40	(14%)	$47	***	$—

Adjusted operating expenses (non-GAAP basis)	$4,766	(13%)	$5,480	(3%)	$5,651

(a)	Numbers do not sum due to rounding.

The 13% decline in 2009 in consolidated operating costs excluding special items is attributable in part to sharply lower newsprint expense (down 34%) reflecting lower consumption and lower prices. Payroll savings were also significant, from reduced headcount resulting from consolidations and other restructuring/downsizing efforts as well as from furloughs. Other savings were achieved from generally strong overall cost controls and cost comparisons were also favorably affected by a lower foreign exchange rate for U.K. expenses. The effect of these cost reduction areas was partially offset by the consolidation of CareerBuilder and ShopLocal for only part of 2008 but for all of 2009.
Total reported operating expense decreased 64% to $4.89 billion primarily due to the special items in 2008. On a pro forma basis and excluding special items, total operating expense declined 18%.
Selling, general and administrative expenses declined $71 million or 6% reflecting strong cost controls, furloughs in the first and second quarters of 2009, the positive impact of workforce restructuring in prior periods, partially offset by the full consolidation of CareerBuilder and ShopLocal for all of 2009.
Depreciation expense was 9% lower in 2009, reflecting reduced capital spending, reduced depreciation resulting from impairment charges and certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed on page 28 and in Notes 3 and 4 to the Consolidated Financial Statements.
Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses (excluding the special items discussed on page 28):

	2009	2008	2007
Payroll and employee benefits	47.4%	47.9%	47.6%
Newsprint and other production material	13.5%	16.8%	17.5%
Operating expense comparisons 2008-2007: Cost of sales for 2008 declined $151 million or 4%. Newsprint costs were 9% lower because of sharply reduced consumption partially offset by higher average usage prices, which were up 9%. Workforce restructuring and related costs of $97 million were partially offset by the curtailment gain for the benefit freeze under U.S. pension plans. Incremental costs from the initial consolidation in the third quarter of 2008 of CareerBuilder and ShopLocal also contributed to higher cost of goods sold. Cost of sales excluding workforce restructuring from 2008 and 2007, the pension gain in 2008 and the incremental costs from the 2008 acquisitions of CareerBuilder and ShopLocal, declined 6%, reflecting very strong cost controls at virtually all locations.
Selling, general and administrative expenses rose $8 million or 1% primarily due to the incremental costs from the initial consolidation of CareerBuilder and ShopLocal and from workforce restructuring. Excluding workforce restructuring from 2008 and 2007, the pension gain in 2008 and the incremental costs from the 2008 acquisitions of CareerBuilder and ShopLocal, SG&A costs declined 8% for the year. This again reflects strong cost controls including lower stock-based compensation and lower corporate costs.
Depreciation expense was 6% lower in 2008, reflecting reduced capital spending, reduced depreciation resulting from impairment charges and certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for 2008 and 2007 are more fully discussed on page 28 of this report and in Notes 3 and 4 to the Consolidated Financial Statements.
Total operating expense increased $7.74 billion principally due to the non-cash impairment charges, workforce restructuring cost and the initial consolidations of CareerBuilder and ShopLocal.
Outlook for 2010: The company anticipates that operating expenses will decline further in 2010, reflecting further cost control and consolidation where possible and continued payroll savings from completed workforce restructurings, and furloughs. The company announced a furlough for the first quarter of 2010 that will impact some of its domestic operations, but furlough savings in 2010 will be less than in 2009 because the program will be less extensive.
Newsprint expense is also expected to be lower as consumption is further reduced and favorable usage prices will continue in the early part of 2010.
In the benefits area, pension costs are expected to be lower, reflecting the impact of significant positive investment returns for qualified plan assets in 2009.
The company does not believe that any of its major reporting units including the U.K. and U.S. community newspaper publishing and broadcast groups and CareerBuilder, are at risk of failing the first step of the goodwill impairment test for the foreseeable future. Certain of the company’s smaller reporting units, which are stand-alone businesses, and which in the aggregate have recorded goodwill of $44 million, may be at risk of failing the first step in the future. Refer to Note 1 to the Consolidated Financial Statements for a discussion of the goodwill impairment test.

Non-operating income and expense
Equity earnings: This income statement category reflects results from unconsolidated minority interest investments, including the company’s equity share of operating results from its newspaper partnerships, including the Tucson joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, as well as from investments in certain other digital/new technology businesses.
The company’s net equity income in unconsolidated investees for 2009 includes $9 million of impairment charges related to certain digital business investments.
The company’s net equity loss in unconsolidated investees for 2008 includes $382 million of impairment charges related to equity investments in newspaper partnerships and certain other businesses (discussed more fully on page 28 of this report and in Note 3 to the Consolidated Financial Statements). Absent these non-cash impairment charges from both years, the company’s net equity income in unconsolidated investees increased $8 million for 2009, reflecting significantly improved performance at certain of the company’s digital investments, particularly Classified Ventures.
Interest expense: Interest expense decreased $15 million or 8% in 2009 as compared to 2008 and decreased $69 million or 27% in 2008 as compared to 2007. For both years the decline reflects lower average outstanding debt and lower rates. The company reduced its long-term debt by $755 million, or 20%, in 2009. At the end of 2009, the company’s senior leverage ratio was 2.63, well under the ceiling designated by its only financial covenant.
A further discussion of the company’s borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 40, and in Note 7 to the Consolidated Financial Statements.
Other non-operating items: In 2009, the company realized a $43 million non-cash debt exchange gain offset partially by a $28 million non-cash charge for the write-down of certain publishing business assets held for sale. In 2008, the company realized a gain on the sale of a parcel of land adjacent to its headquarters building in McLean, VA, and several gains on the sale of certain investments and other assets. These gains were partially offset by currency and investment losses. The level of net asset sale gains was lower in both 2009 and 2007 than in 2008.
Outlook for 2010: The company expects its net interest expense to be slightly higher for the year due to the issuance of higher fixed rate debt in 2009, partially offset by lower average debt balances.
Provision (benefit) for income taxes on earnings from continuing operations
The company reported pre-tax income attributable to Gannett of $549 million for 2009. This pre-tax income includes facility consolidation and asset impairment charges, workforce restructuring costs and certain gains, as described on page 28. The effective tax rate on this pre-tax income is 35.3%. Excluding the pre-tax and tax effects of all special items, the company’s effective tax rate is 33.6%.
The company reported a pre-tax loss attributable to Gannett of $7.31 billion for 2008. This pre-tax loss includes impairment charges for intangible and other assets, the majority of which are not deductible for income tax purposes. Therefore the effective tax benefit rate on these pre-tax losses, including the impairment charges, was 9%. Excluding the pre-tax and tax effects of all special items, the company’s effective tax rate was 28.7%. The company’s effective tax rate for 2007 was 32.7%
Excluding the effect of special items, the increase in the company’s effective tax rate in 2009 compared with 2008 is due principally to the benefits in 2008 of favorable U.S. state and U.K. tax settlements and the release of certain state tax reserves upon the expiration of statutes of limitation. These factors, along with a lower U.K. statutory rate, were also the principal reasons for the decline in the effective rate from 2007 to 2008.
Further information concerning income tax matters is contained in Note 10 of the Consolidated Financial Statements.
Income (loss) from continuing operations and net income (loss) attributable to Gannett Co., Inc
For 2009, the company’s income from continuing operations was $382 million. This amount reflects unfavorable operating and non-operating after-tax special items of $86 million or $.36 per diluted share. Absent these special items, income from continuing operations would have been $469 million, representing a decline of 41% from a similarly adjusted amount for 2008.
In 2008, the company’s loss from continuing operations was $6.64 billion. This loss reflects unfavorable operating and non-operating after-tax special items of $7.43 billion or $32.54 per diluted share. Absent these special items, income from continuing operations would have been $790 million, representing a decline of 26% from a similarly adjusted amount for 2007.
For 2007, the company’s income from continuing operations was $977 million. This income amount reflects unfavorable operating after-tax special items of $93 million or $0.40 per diluted share.
Net income (loss) attributable to Gannett Co., Inc. consists of income from continuing operations reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. Net income attributable to noncontrolling interests was $27 million, $7 million and $2 million in 2009, 2008 and 2007, respectively. The increase in 2008 and again in 2009 is attributable to the full consolidation of CareerBuilder beginning in September of 2008.

Discontinued operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY, and The Herald-Dispatch in Huntington, WV, sold in May 2007. The Chronicle-Tribune in Marion, IN, was contributed to the Gannett Foundation in May 2007 and is also included in discontinued operations. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income (Loss) titled “Income from the operation of discontinued operations, net of tax” for each period presented.
Earnings from discontinued operations, excluding the gain, per diluted share were $.03 in 2007. In 2007 the company also reported earnings per diluted share of $.32 for the gain on the disposition of these properties.

Discontinued Operations
In thousands, except per share amounts	2007
Income (loss) from operation of discontinued operations, net of tax	$6,221
Per share — diluted	$.03
Gain on disposal of newspaper businesses, net of tax	$73,814
Per share — diluted	$.32
Net income (loss) attributable to Gannett Co., Inc., and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

In millions of dollars, except per share amounts	2009	Change	2008	Change	2007
Net income (loss)	$355	***	$(6,648)	***	$1,056
Per basic share	$1.52	***	$(29.11)	***	$4.53
Per diluted share	$1.51	***	$(29.11)	***	$4.52
FINANCIAL POSITION
Liquidity and capital resources
The company’s cash flow from operating activities was $867 million in 2009, down from $1.02 billion in 2008, primarily reflecting lower operating earnings for publishing and broadcasting.
Cash used for investing activities totaled $35 million. This reflects capital spending of $68 million, $10 million for acquisitions, and $10 million for equity investments. These investing cash flows were partially offset by proceeds from the sale of certain assets of $32 million and proceeds from investments of $20 million.
Cash used for financing activities totaled $833 million in 2009. This reflects the payment of dividends of $119 million, the payment of borrowings under revolving credit facilities of $526 million and payments of unsecured promissory notes and other indebtedness totaling $681 million. These financing cash flows were partially offset by proceeds of $493 million from a private debt offer completed in October 2009.
Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements	2009	2008	2007
Current ratio	1.2-to-1	1.1-to-1	1.4-to-1
Accounts receivable turnover	7.0	7.5	7.5
Newsprint inventory turnover	4.6	5.8	6.8
The company’s operations have historically generated strong positive cash flow which, along with the company’s program of issuing commercial paper and maintaining bank revolving credit agreements, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions. During September 2008, liquidity in the commercial paper market was highly constrained and the company elected to borrow under its revolving credit agreements to repay commercial paper outstanding as it matured. As of Dec. 28, 2008, the company had $1.9 billion of borrowings under its revolving credit facilities which had been used to repay all outstanding commercial paper. As of Dec. 27, 2009, the company had $1.4 billion of borrowings under its revolving credit facilities. The company anticipates reducing the level of borrowings under its revolving credit facilities over time with cash flow from operations and will look to strategically refinance amounts borrowed with the issuance of longer-term debt.

Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Unsecured floating rate notes paid May 2009	$—	$632,205
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,648	498,464
Unsecured floating rate term loan due July 2011	230,000	280,000
Borrowings under revolving credit agreements expiring March 2012	1,381,000	1,907,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,260	499,269
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,304	—
Unsecured notes bearing fixed rate interest at 10% due June 2015	56,684	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	162,531	—
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,524	—
Other indebtedness	—	4

Total long-term debt	$3,061,951	$3,816,942

Total average debt outstanding in 2009 and 2008 was $3.6 billion and $4.0 billion, respectively. The weighted average interest rate on all debt was 4.5% for 2009 and 4.6% for 2008.
During 2009, the company completed transactions in May and October to improve its debt maturity profile.
In May 2009, the company completed a private exchange offer related to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
The new 2015 notes and the new 2016 notes (together, the Notes) are senior unsecured obligations and are guaranteed by the company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement as described below. The Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In connection with the exchange transactions and in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt,” the company recorded a gain of approximately $42.7 million which was classified in “Other non-operating items” in the Statement of Income for the second quarter of 2009. This gain resulted from recording the Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.
In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. The 2014 notes and the 2017 notes (together, the New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act. The New Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facilities and term loan. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On Oct. 31, 2008, the company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, it is required that the company maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 27, 2009, the senior leverage ratio was 2.63x.
The amendments also changed the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. In addition, at the time of the amendments the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There was a further provision that the aggregate size of the three revolving credit agreements would be reduced on a dollar-for-dollar basis for the first $397 million that the company raised in the capital markets prior to Dec. 31, 2009 and in any event reduced to $2.75 billion at Dec. 31, 2009. As a result, the aggregate size of the facilities was reduced to $2.75 billion in October 2009 with the issuance of New Notes.
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

In connection with each of its three revolving credit agreements and its term loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes due 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and the term loan.
On Sept. 25, 2009, the company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
On Aug. 21, 2009, Moody’s confirmed the company’s Ba1 corporate family rating and its Ba2 senior unsecured note rating which had been placed under review for a possible downgrade in April. In addition, Moody’s rated the company’s bank debt, which includes its revolving credit agreements and term loan, Baa3. The Baa3 rating also applies to any long-term debt which has the same subsidiary guarantees as the bank debt. The company’s debt is rated BB by Standard and Poor’s.
As of Dec. 27, 2009, the company had approximately $1.4 billion of borrowings under its revolving credit facilities. The maximum amount outstanding at the end of any period during 2009 and 2008 was $2.5 billion and $1.9 billion, respectively. The daily average outstanding balance of the revolving credit facilities during 2009 and 2008 was $2.0 million and $486 million, respectively. The weighted average interest rate for 2009 and 2008 was 3.1% and 4.4%, respectively.
During the first quarter of 2009, the company repurchased $68.8 million in principal amount of its floating rate notes in privately negotiated transactions at a discount. In connection with these transactions, the company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest rate swap agreements.
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of approximately $4 million which is classified in “Other non-operating items” in the Statement of Income (Loss). This gain was net of $1.7 million in losses reclassified from accumulated other comprehensive income (loss) related to the interest rate swap agreements.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty. The company prepaid $50 million of this loan in October 2009 reducing the balance to $230 million.
During 2007 and 2008, the company utilized commercial paper as a source of financing. The maximum amount of such commercial paper outstanding at the end of any period during 2008 and 2007 was $2.0 billion and $2.7 billion, respectively. The daily average outstanding balance of promissory notes was $883 million during 2008 and $1.7 billion during 2007. The weighted average interest rate on such notes was 3.5% for 2008 and 5.4% for 2007.
In June 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% with proceeds from borrowings in the commercial paper market. These notes had been issued in June 2005 in an underwritten public offering.
In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive income with a corresponding adjustment to other long-term liabilities. As a result of the tender offer and other repurchases discussed above, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $118 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of these interest rate swaps were being recorded through earnings.
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
Industrial revenue bonds with a principal amount of approximately $17 million were repaid in full in 2008. Prior to repayment, the bonds bore interest at variable interest rates based on a municipal bond index.
In April 2007, the company redeemed the $700 million aggregate principal amount of 5.50% notes. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.

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
The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured floating rate notes and term loan due in 2011. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2012 and beyond.

In thousands of dollars
2010	$—
2011	—
2012	2,349,908
2013	—
2014	246,304
Later years	465,739

Total	$3,061,951

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.9 billion at Dec. 27, 2009.
The company has a capital expenditure program (not including business acquisitions) of approximately $85 million planned for 2010, including approximately $6 million for renovation of existing facilities, $66 million for machinery and equipment, and $13 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2010 capital program will be funded from cash flow from operations.
Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2009.

Contractual obligations	Payments due by period
In millions of dollars	Total	2010	2011-12	2013-14	Thereafter
Long-term debt (1)	$3,736	$156	$2,586	$291	$703
Operating leases (2)	326	59	96	64	107
Purchase obligations (3)	364	169	136	56	3
Programming contracts (4)	62	12	47	3	—
Other long-term liabilities (5)	342	35	69	69	169

Total	$4,830	$431	$2,934	$483	$982

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume term debt is outstanding for the life of the revolving credit agreements.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)	Includes purchase obligations related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 27, 2009, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)	Programming contracts include television station commitments to purchase programming to be produced in future years.

(5)	Other long-term liabilities primarily consist of amounts expected to be paid under unfunded postretirement benefit plans.
Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 27, 2009, the company is unable to make reasonably reliable estimates of the period of cash settlement, if necessary. Therefore, $192 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for further discussion of income taxes.
The company’s principal retirement plan, the Gannett Retirement Plan, had assets of $1.75 billion and liabilities of $2.19 billion at Dec. 27, 2009. Under current U.S. pension laws and regulations, the company is not required to make contributions to the Gannett Retirement Plan in 2010, however it elected to make a $10 million contribution in early fiscal 2010 and may make further voluntary contributions in the future. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2010.
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

Capital stock
In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion, and as of Dec. 27, 2009, approximately $808.9 million may yet be expended under the program. Under the program, the company purchased $72.8 million (2.3 million shares) and $215.2 million (4.6 million shares) in 2008 and 2007, respectively. No shares were purchased in 2009. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2009. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. At this time, the company does not anticipate repurchasing its shares for the near term.
An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding contributions in cash. Through 2008, the ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of participants. In early 2009, the company began funding the 401(k) Savings Plan match through the issuance of treasury shares. Beginning in 2010, the company intends to fund the 401(k) Savings Plan match through the issuance of a combination of treasury shares and shares purchased on the open market with cash.
The company’s common stock outstanding at Dec. 27, 2009, totaled 237,156,663 shares, compared with 228,123,393 shares at Dec. 28, 2008.
Dividends
Dividends declared on common stock amounted to $37 million in 2009, compared with $365 million in 2008. On Feb. 25, 2009, the Board of Directors declared a dividend of $.04 per share, payable on April 1, 2009, to shareholders of record as of the close of business March 6, 2009. This represented a 90% reduction from the prior quarter’s dividend rate of $0.40 cents per share. The Board’s action in setting the new quarterly dividend rate, a response to the full-fledged recessions in the U.S. and U.K. and the continuing difficulties in the credit markets, strengthened the company’s balance sheet and allowed it greater financial flexibility to reallocate more than $325 million of free cash flow annually toward debt repayment.

Cash dividends		Payment date	Per share
2009	4th Quarter	Jan. 4, 2010	$.04
	3rd Quarter	Oct. 1, 2009	$.04
	2nd Quarter	July 1, 2009	$.04
	1st Quarter	April 1, 2009	$.04
2008	4th Quarter	Jan. 2, 2009	$.40
	3rd Quarter	Oct. 1, 2008	$.40
	2nd Quarter	July 1, 2008	$.40
	1st Quarter	April 1, 2008	$.40
On Feb. 24, 2010, the Board of Directors declared a dividend of $.04 cents per share, payable on April 1, 2010, to shareholders of record as of the close of business March 5, 2010. On Oct. 28, 2009, the Board of Directors declared a dividend of $0.04 per share, payable on Jan. 4, 2010, to shareholders of record as of the close of business on Dec. 11, 2009.
Accumulated other comprehensive income (loss)
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $416 million at the end of 2009 and $355 million at the end of 2008. The increase reflected a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 27, 2009 were translated from Sterling to U.S. dollars at an exchange rate of 1.60 versus 1.46 at the end of 2008. Newsquest’s financial results were translated at an average rate of 1.56 for 2009, 1.86 for 2008 and 2.00 for 2007.
The company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 27, 2009 and Dec. 28, 2008, accumulated other comprehensive loss includes a reduction of equity of $735 million and $819 million, respectively, for the aggregate excess of retirement plan liabilities over plan assets.

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging” and changes in fair value are recorded through accumulated other comprehensive loss with a corresponding adjustment to liabilities. As a result of the strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes were recorded through earnings. The interest rate swap agreements expired concurrent with the maturity of the floating rate notes in May 2009. Expense in 2009 associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the company’s Consolidated Income Statement, was $7.7 million. Expense in 2009 associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the company’s Consolidated Income Statement, was $0.6 million.
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
The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $416 million at Dec. 27 2009. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 27, 2009, exchange rate of 1.60. Refer to Item 7A for additional detail.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the special items, for 2009 would have increased or decreased approximately 1%.
Because the company has $1.6 billion in floating interest rate obligations outstanding at Dec. 27, 2009, the company is subject to significant changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $8.1 million.
Refer to Note 7 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets at Dec. 27, 2009 and Dec. 28, 2008	48

Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended Dec. 27, 2009	50

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended Dec. 27, 2009	51

Consolidated Statements of Equity for each of the three fiscal years in the period ended Dec. 27, 2009	52

Notes to Consolidated Financial Statements	53

SUPPLEMENTARY DATA

Quarterly Statements of Income (Unaudited)	78

FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 27, 2009 Schedule II — Valuation and Qualifying Accounts and Reserves*	80

OTHER INFORMATION

Selected Financial Data	75

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 27, 2009 and December 28, 2008, and the related consolidated statements of income (loss), cash flows, and equity for each of the three fiscal years in the period ended December 27, 2009. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 27, 2009 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As disclosed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 160, as subsequently codified in Accounting Standards Codification Topic 810, during fiscal year 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010, included in Item 9A, expressed an unqualified opinion thereon.
McLean, Virginia
February 24, 2010

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Assets	Dec. 27, 2009	Dec. 28, 2008
Current assets
Cash and cash equivalents	$98,795	$98,949
Trade receivables, less allowance for doubtful receivables of $46,255 and $59,008, respectively	759,934	846,590
Other receivables	20,557	58,399
Inventories	63,752	121,484
Deferred income taxes	19,577	29,386
Prepaid expenses and other current assets	86,427	91,136

Total current assets	1,049,042	1,245,944

Property, plant and equipment
Land	203,937	218,260
Buildings and improvements	1,426,150	1,454,303
Machinery, equipment and fixtures	2,782,595	2,891,966
Construction in progress	16,177	42,834

Total	4,428,859	4,607,363
Less accumulated depreciation	(2,457,041)	(2,385,869)

Net property, plant and equipment	1,971,818	2,221,494

Intangible and other assets
Goodwill	2,854,247	2,872,888
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $170,182 and $135,468, respectively	565,610	582,691
Deferred income taxes	302,360	460,567
Investments and other assets	405,355	413,230

Total intangible and other assets	4,127,572	4,329,376

Total assets	$7,148,432	$7,796,814

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Liabilities and equity	Dec. 27, 2009	Dec. 28, 2008
Current liabilities
Accounts payable
Trade	$216,721	$287,690
Other	35,864	36,883
Accrued liabilities
Compensation	143,182	191,019
Interest	25,281	27,432
Other	201,711	250,271
Dividend payable	9,703	91,465
Income taxes	45,085	—
Deferred income	222,556	272,381

Total current liabilities	900,103	1,157,141

Income taxes	206,115	227,067
Long-term debt	3,061,951	3,816,942
Postretirement medical and life insurance liabilities	185,433	217,143
Pension liability	708,133	882,511
Other long-term liabilities	260,918	248,482

Total liabilities	5,322,653	6,549,286

Redeemable noncontrolling interest	78,304	72,840

Commitments and contingent liabilities (see Note 12)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	629,714	743,199
Retained earnings	6,324,586	6,006,753
Accumulated other comprehensive loss	(316,832)	(469,252)

	6,961,887	6,605,119

Less Treasury stock, 87,261,969 shares and 96,295,239 shares, respectively, at cost	(5,357,962)	(5,549,237)

Total Gannett Co., Inc. shareholders’ equity	1,603,925	1,055,882

Noncontrolling interests	143,550	118,806

Total equity	1,747,475	1,174,688

Total liabilities, redeemable noncontrolling interest and equity	$7,148,432	$7,796,814

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

In thousands of dollars, except per share amounts
Fiscal year ended	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Net operating revenues
Publishing advertising	$2,966,301	$4,145,592	$4,937,159
Publishing circulation	1,166,984	1,216,637	1,252,356
Digital	586,174	281,378	70,347
Broadcasting	631,085	772,533	789,297
All other	262,449	351,510	390,301

Total	5,612,993	6,767,650	7,439,460

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	3,304,784	4,012,727	4,164,083
Selling, general and administrative expenses, exclusive of depreciation	1,207,313	1,277,962	1,270,090
Depreciation	209,826	230,987	246,275
Amortization of intangible assets	32,983	31,211	36,086
Facility consolidation and asset impairment charges (see Notes 3 and 4)	132,904	7,976,418	72,030

Total	4,887,810	13,529,305	5,788,564

Operating income (loss)	725,183	(6,761,655)	1,650,896

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net (see Notes 3 and 6)	3,927	(374,925)	40,693
Interest expense	(175,748)	(190,845)	(259,825)
Other non-operating items	22,799	28,430	18,648

Total	(149,022)	(537,340)	(200,484)

Income (loss) before income taxes	576,161	(7,298,995)	1,450,412
Provision (benefit) for income taxes	193,800	(658,400)	473,300

Income (loss) from continuing operations	382,361	(6,640,595)	977,112

Income from the operation of discontinued operations, net of tax	—	—	6,221
Gain on disposal of newspaper businesses, net of tax	—	—	73,814

Net income (loss)	382,361	(6,640,595)	1,057,147

Net income attributable to noncontrolling interests	(27,091)	(6,970)	(1,535)

Net income (loss) attributable to Gannett Co., Inc	$355,270	$(6,647,565)	$1,055,612

Earnings (loss) from continuing operations per share — basic	$1.52	$(29.11)	$4.18

Earnings from discontinued operations
Discontinued operations per share — basic	—	—	.03
Gain on disposal of newspaper businesses per share — basic	—	—	.32

Net income (loss) per share — basic	$1.52	$(29.11)	$4.53

Earnings (loss) from continuing operations per share — diluted	$1.51	$(29.11)	$4.17

Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	.03
Gain on disposal of newspaper businesses per share — diluted	—	—	.32

Net income (loss) per share — diluted	$1.51	$(29.11)	$4.52

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal year ended	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Cash flows from operating activities
Net income (loss)	$382,361	$(6,640,595)	$1,057,147
Adjustments to reconcile net income (loss) to operating cash flows:
Debt exchange gain	(42,746)	—	—
Gain on sale of discontinued operations, net of tax	—	—	(73,814)
Taxes paid on gain on sale of discontinued operations	—	—	(134,932)
Depreciation	209,826	230,987	249,039
Amortization of intangible assets	32,983	31,211	36,086
Facility consolidation and asset impairment charges (see Notes 3 and 4)	160,939	7,976,418	72,030
Stock-based compensation — equity awards	25,373	22,646	29,082
Provision (benefit) for deferred income taxes	54,660	(816,219)	15,488
Pension (benefit) expense, net of pension contributions	(7,417)	(61,258)	20,064
Equity (income) loss in unconsolidated investees, net (see Notes 3 and 6)	(3,927)	374,925	(40,693)
Other, net, including gains on asset sales	14,668	(54,996)	(37,760)
Decrease in trade receivables	105,184	132,143	56,237
Decrease in other receivables	26,951	16,285	200,780
Decrease (increase) in inventories	56,768	(26,856)	21,943
Increase (decrease) in accounts payable	(66,765)	50,256	(35,970)
Increase (decrease) in interest and taxes payable	64,079	(151,469)	(46,070)
Decrease in deferred income	(50,300)	(24,375)	(11,311)
Change in other assets and liabilities, net	(96,057)	(43,758)	(34,883)

Net cash flow from operating activities	866,580	1,015,345	1,342,463

Cash flows from investing activities
Purchase of property, plant and equipment	(67,737)	(165,000)	(171,405)
Payments for acquisitions, net of cash acquired	(9,581)	(168,570)	(30,581)
Payments for investments	(9,674)	(46,779)	(39,963)
Proceeds from investments	20,461	29,049	43,381
Proceeds from sale of certain assets, including discontinued operations	31,908	78,541	464,157

Net cash (used for) provided by investing activities	(34,623)	(272,759)	265,589

Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit facilities	(526,000)	1,907,000	—
Proceeds from issuance of long-term debt	492,618	280,000	1,000,000
Payments of unsecured promissory notes	—	(833,876)	(1,364,523)
Payments of unsecured fixed rate notes and other indebtedness	(680,505)	(1,628,458)	(748,099)
Dividends paid	(119,328)	(366,748)	(311,237)
Cost of common shares repurchased	—	(72,764)	(215,210)
Proceeds from issuance of common stock upon exercise of stock options	402	—	12,472
Distributions to noncontrolling interest shareholders	—	(200)	(368)

Net cash used for financing activities	(832,813)	(715,046)	(1,626,965)

Effect of currency exchange rate change	702	(5,840)	1,906

Increase (decrease) in cash and cash equivalents	(154)	21,700	(17,007)
Balance of cash and cash equivalents at beginning of year	98,949	77,249	94,256

Balance of cash and cash equivalents at end of year	$98,795	$98,949	$77,249

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity
Fiscal years ended	Common			Accumulated
December 30, 2007,	stock	Additional		other
December 28, 2008,	$1 par	paid-in	Retained	comprehensive	Treasury	Noncontrolling
and December 27, 2009	value	capital	earnings	income (loss)	stock	Interests	Total
Balance: Dec. 31, 2006	$324,419	$685,900	$12,337,041	$306,298	$(5,271,395)	$1,725	$8,383,988

Net income, 2007			1,055,612			1,535	1,057,147
Foreign currency translation adjustment				78,230			78,230
Interest rate swap				(8,523)			(8,523)
Pension and other postretirement benefit liability adjustment, net of tax provision of $39,094				54,886			54,886
Other						(2,920)	(2,920)

Total comprehensive income							1,178,820

Dividends declared, 2007:
$1.42 per share			(331,010)				(331,010)
Adjustment to initially apply FIN No. 48			(42,500)				(42,500)
Treasury stock acquired					(215,210)		(215,210)
Stock options exercised		7,493			4,557		12,050
Stock option and restricted stock compensation		29,082					29,082
Tax benefit derived from stock awards settled		422					422
Other treasury stock activity		(1,692)			3,549		1,857

Balance: Dec. 30, 2007	$324,419	$721,205	$13,019,143	$430,891	$(5,478,499)	$340	$9,017,499

Net income (loss), 2008			(6,647,565)			6,970	(6,640,595)
Redeemable noncontrolling interest accretion						(1,736)	(1,736)
Foreign currency translation adjustment				(421,845)			(421,845)
Interest rate swap				3,445			3,445
Pension and other postretirement benefit liability adjustment, net of tax benefit of $315,832				(481,743)			(481,743)
Other						1,330	1,330

Total comprehensive loss							(7,541,144)

Dividends declared, 2008:
$1.60 per share			(364,825)				(364,825)
Acquisitions						111,902	111,902
Treasury stock acquired					(72,764)		(72,764)
Stock option and restricted stock compensation		22,646					22,646
Other treasury stock activity		(652)			2,026		1,374

Balance: Dec. 28, 2008	$324,419	$743,199	$6,006,753	$(469,252)	$(5,549,237)	$118,806	$1,174,688

Net income, 2009			355,270			27,091	382,361
Redeemable noncontrolling interest accretion						(5,463)	(5,463)
Foreign currency translation adjustment				60,934			60,934
Interest rate swap				5,075			5,075
Pension and other postretirement benefit liability adjustment, net of tax benefit of $74,051				84,355			84,355
Other				2,056		3,116	5,172

Total comprehensive income							532,434

Dividends declared, 2009:
$0.16 per share			(37,437)				(37,437)
Stock options exercised		(678)			986		308
Stock option and restricted stock compensation		25,373					25,373
401(k) match		(139,919)			185,444		45,525
Tax benefit derived from stock awards settled		94					94
Other treasury stock activity		1,645			4,845		6,490

Balance: Dec. 27, 2009	$324,419	$629,714	$6,324,586	$(316,832)	$(5,357,962)	$143,550	$1,747,475

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Summary of significant accounting policies
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2009 fiscal year ended on Dec. 27, 2009, and encompassed a 52-week period. The company’s 2008 and 2007 fiscal years also encompassed 52-week periods.
Subsequent events: The company has evaluated subsequent events through Feb. 24, 2010, which is the date that these financial statements have been filed with the Securities and Exchange Commission (SEC). No material subsequent events have occurred since Dec. 27, 2009, that required recognition or disclosure in these financial statements.
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
Accounting standards codification: In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This standard establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after Sept. 15, 2009. The company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the company’s consolidated financial statements.
Reclassifications of certain items within the Consolidated Statements of Income: The company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), as subsequently codified in Accounting Standards Codification (ASC) Topic 810, “Consolidation,” at the beginning of its 2009 fiscal year. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the Consolidated Balance Sheet. Gannett’s SFAS No. 160 adoption resulted in the presentation of a new line “Redeemable noncontrolling interest” in the mezzanine section of the balance sheet. The balance in this line represents redeemable stock held by a noncontrolling owner in CareerBuilder, LLC (CareerBuilder). The redeemable stock is generally exercisable within 30 days after Jan. 1, 2014. On the Consolidated Statements of Income, SFAS No. 160 affected primarily the company’s reporting of the 49.2 percent noncontrolling interest in CareerBuilder. Previously, the company presented this minority interest in “Other non-operating items” in the Consolidated Statements of Income. Under SFAS No. 160, “Net income (loss)” in the Consolidated Statements of Income reflects 100 percent of CareerBuilder results as the company holds the controlling interest. “Net income (loss)” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income (loss) attributable to Gannett Co., Inc.” While this presentation is different than previously required by GAAP, the final net income results attributable to the company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.
Operating agencies: The company’s newspaper subsidiary in Detroit participates in a joint operating agency. The joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the noncontrolling partner’s share of profits.
Through May 2009, the company also published the Tucson Citizen through the Tucson joint operating agency in which the company held a 50% interest. The company’s share of results for its share of Tucson operations are accounted for under the equity method, and are reported as a net amount in “Equity income (loss) in unconsolidated investees, net.” Because of challenges facing the publishing industry and the difficult economy, particularly in the Tucson area, the company ceased publishing the Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the joint operating agency which provides services to the remaining non-Gannett newspaper in Tucson.
Prior to 2008, the company participated in a joint operating agency in Cincinnati. Operating results for the Cincinnati joint operating agency were fully consolidated along with a charge for the noncontrolling partner’s share of profits. Beginning in 2008, the company’s newspaper, The Cincinnati Enquirer, became the sole daily newspaper in the market, and the joint operating agency was terminated.

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
The company’s accounting for income taxes in the U.S. and foreign jurisdictions is sensitive to interpretation of various laws and regulations therein, and to company policy and expectations as to the repatriation of earnings from foreign sources. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The company must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, if tax planning strategies are not available, or if the company projects lower levels of future taxable income.
A more complete discussion of all of the company’s significant accounting policies follows.
Cash and cash equivalents: Cash and cash equivalents consist of cash and investments with maturities of three months or less.
Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and significant individual account credit risk.
Inventories: Inventories, consisting principally of newsprint, printing ink and plate material for the company’s publishing operations, are valued primarily at the lower of cost (first-in, first-out) or market. At certain U.S. publishing operations however, newsprint inventory is carried on a last-in, first-out basis.
Valuation of long-lived assets: In accordance with the requirements included within ASC Topic 350, “Intangibles — Goodwill and Other” (ASC Topic 350) and Topic 360, “Property, Plant, and Equipment” (ASC Topic 360), the company evaluates the carrying value of long-lived assets (mostly property, plant and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.
Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, three to 30 years. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.
Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. In accordance with the impairment testing provisions included in ASC Topic 350, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company’s annual measurement date is the end of its fiscal year. The company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. In determining the reporting units, the company considers the way it manages its businesses and the nature of those businesses. The company has established its reporting units for newspapers at or one level below the segment level. These reporting units therefore consist principally of U.S. Community Publishing, the USA TODAY group, the U.K. newspaper group, and certain individual stand-alone publishing businesses. For Digital, the reporting units are the stand-alone digital businesses. For Broadcasting, goodwill is accounted for at the segment level.
The company performs an impairment test annually, or more often if circumstances dictate, of its indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives and are evaluated for impairment in accordance with ASC Topic 350 as described above.

Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 27, 2009, and Dec. 28, 2008, such investments aggregated approximately $16 million.
Investments where the company does have significant influence are recorded under the equity method of accounting. See Note 6 for further discussion of these investments.
The company’s television stations are parties to program broadcast contracts. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based upon the expected use of the programs in succeeding years. The amount charged to expense appropriately matches the cost of the programs with the revenues associated with them. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.
Revenue recognition: The company’s revenues include amounts charged to customers for: space purchased in the company’s newspapers, digital ads placed on its web sites, digital marketing service agreement fees, commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors, reduced by the amount of discounts taken. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on web sites or broadcast. Revenues for digital marketing services are generally recognized as web site ad impressions are delivered. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Broadcasting retransmission fees are recognized over the contract period based on a negotiated fee per subscriber.
Retirement plans: Pension and other postretirement benefit costs under the company’s retirement plans are actuarially determined. The company recognizes the cost of postretirement benefits including pension, medical and life insurance benefits on an accrual basis over the working lives of employees expected to receive such benefits.
Stock-based employee compensation: Effective Dec. 26, 2005, the first day of its 2006 fiscal year, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” as subsequently codified in ASC Topic 718, “Compensation-Stock Compensation,” using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement beginning in 2006 include (a) compensation expense for all unvested stock-based awards that were granted through Dec. 25, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted after Dec. 25, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company’s stock option awards generally have graded vesting terms and the company recognizes compensation expense for these options on a straight-line basis over the requisite service period for the entire award (generally four years). See Note 11 for further discussion.
The company also grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period.
Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences. The company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48), as subsequently codified in ASC Topic 740, “Income Taxes,” on Jan. 1, 2007. See Note 10 for further discussion.
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
New accounting pronouncements: In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” ASU 2010-02 addresses implementation issues associated with the provisions of ASC 810-10, “Consolidation-Overall” relating to the accounting for decreases in the ownership of a subsidiary.
Additionally, ASU 2010-02 expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity within the scope of ASC 810-10. The amendments in ASU 2010-02 are effective beginning in the first interim or annual reporting period beginning on or after Dec. 15, 2009. Absent future occurrence of transactions contemplated by this standard, ASU 2010-02 will have no impact on the company’s consolidated results of operations and financial condition.
In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC Topic 820 by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-5 is effective for the first reporting period beginning after its issuance. The company’s disclosures on measurement of liabilities can be found in Note 13.

NOTE 2
Acquisitions, investments and dispositions
2009: In February 2009, the company purchased a minority interest in Homefinder, a leading national online marketplace connecting homebuyers, sellers and real estate professionals.
In July 2009, Newsquest sold one of its commercial printing businesses, Southernprint Limited.
Total cash paid in 2009 for business acquisitions (principally post-acquisition consideration) and investments was $9.6 million and $9.7 million, respectively.
2008: On Dec. 31 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates a digital media group of affiliated sites covering eight different action sports including surfing, snowboarding and skateboarding. X.com is affiliated with the USA TODAY Sports brand.
In February 2008, the company formed QuadrantONE, a digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free web service that helps families manage busy schedules, track shopping and to-do lists, organize household chores and stay in communication.
In July 2008, the company purchased a minority stake in Livestream (formerly Mogulus), a company that provides Internet broadcasting services. Also in July 2008, the company increased its investment in 4INFO maintaining its approximate ownership interest.
In August 2008, the company purchased 100% of the outstanding shares of Pearls Review, Inc., an online nursing certification and continuing education review site.
The above business acquisitions and investments did not materially affect the company’s financial position or results of operations.
In June 2008, the company acquired from Tribune Company and The McClatchy Company their minority ownership interests in ShopLocal LLC, a leading marketing and database services company for major retailers in the U.S. The company then owned 100% of ShopLocal and began consolidating its results in the digital segment at the beginning of the third quarter of 2008. ShopLocal collaborates with PointRoll to create ads that dynamically connect retail advertisers and consumers, online and in the store.
In September 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner. Beginning in September 2008, the operations of CareerBuilder have been fully consolidated and are reported in the digital segment. The related minority interest charge for CareerBuilder is reflected in “Net income attributable to noncontrolling interests” in the Statements of Income (Loss).
In November 2008, the company acquired Ripple6, Inc., a leading provider of social media services for publishers and other users. Ripple6 currently powers Gannett’s MomsLikeMe.com site, which recently rolled out in 80 local markets across the country and has more than one million moms visiting each month.
The total cash paid in 2008 for business acquisitions and investments was $168.6 million and $46.8 million, respectively.
2007: In May 2007, the company completed the sale of the Norwich (CT) Bulletin, the Rockford (IL) Register Star, the Observer-Dispatch in Utica, NY, and The Herald-Dispatch in Huntington, WV, to GateHouse Media, Inc. and contributed the Chronicle-Tribune in Marion, IN, to the Gannett Foundation. In connection with these transactions, the company recorded a net after-tax gain of $73.8 million (reflecting a charge for goodwill associated with these businesses of $138 million) in discontinued operations. Results from these businesses have been reported as discontinued operations in 2007.
Amounts applicable to these discontinued operations are as follows:

In millions of dollars	2007
Revenues	$41
Pre-tax income	$10
Net income	$6
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
In late 2007, Metromix LLC was created, which is a digital joint venture focusing on a common model for local online entertainment sites, and then scaling the sites into a national platform under the Metromix brand.
The total cash paid in 2007 for business acquisitions and investments was $30.6 million and $40.0 million, respectively.
NOTE 3
Facility consolidation and asset impairment charges
Very difficult business conditions required the company to perform impairment tests on certain assets including goodwill, other intangible assets, other long-lived assets and investments accounted for under the equity method during 2009 and 2008. As a result, the company recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets sold in 2009 to fair value less costs to sell.

A summary of these charges by year is presented below:

	2009
	Pre-Tax	After-Tax	Per Share
In millions except per share amounts	Amount	Amount(a)	Amount
Asset impairment and other charges
Goodwill:
Publishing	$17	$10	$0.04
Digital	16	16	0.07

Total goodwill	33	26	0.11

Other intangible assets:
Digital	9	5	0.02

Total other intangible assets	9	5	0.02

Property, plant and equipment:
Publishing	76	47	0.20
Broadcasting	3	2	0.01

Total property, plant and equipment	79	50	0.21

Other:
Publishing	7	4	0.02
Broadcasting	5	3	0.01

Total other	12	7	0.03

Total asset impairment and other charges-operations	$133	$88	$0.37

Non-operating charges:
Publishing assets sold	28	24	0.10
Equity method investments	9	7	0.03

Total charges	$170	$119	$0.50

(a)	Total amounts may not sum due to rounding.

	2008
	Pre-Tax	After-Tax	Per Share
In millions except per share amounts	Amount(a)	Amount(a)	Amount(a)
Asset impairment and other charges
Goodwill:
Publishing	$7,448	$6,812	$29.83
Digital	10	6	0.03

Total goodwill	7,458	6,818	29.86

Other intangible assets — principally mastheads:
Publishing	232	150	0.66
Digital	2	1	—

Total other intangible assets	233	151	0.66

Property, plant and equipment:
Publishing	255	159	0.70
Broadcasting	2	1	—
Corporate	1	1	—

Total property, plant and equipment	258	161	0.70

Other:
Publishing	17	11	0.05
Digital	3	2	0.01
Broadcasting	7	4	0.02

Total other	27	17	0.08

Total asset impairment and other charges-operations	$7,976	$7,147	$31.30

Non-operating charges:
Newspaper publishing partnerships and other equity method investments	382	251	1.10
Noncontrolling interests reduction	(4)	(3)	(0.01)

Total charges	$8,354	$7,395	$32.38

(a)	Total amounts may not sum due to rounding.
2009: The goodwill impairment charges result from the application of the impairment testing provisions included within the goodwill subtopic of ASC Topic 350. Because of difficult business conditions due to the economy, testing for certain reporting units was updated during the second quarter of 2009 and for all reporting units on Dec. 27, 2009, in connection with the required annual impairment test of goodwill and indefinite-lived intangibles. For one of the stand-alone business reporting units in the publishing segment and one in the digital segment, a potential impairment was indicated. The fair value of the reporting units was determined based on a multiple of earnings technique and/or a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within these reporting units. The implied value of goodwill for these reporting units was less than the carrying amount by $33 million and therefore impairment charges in this total amount were taken. Deferred tax benefits were recognized for the publishing charge only and therefore the after-tax effect of the total goodwill impairment charge was $26 million or $.11 per share.
The impairment charge of $9 million for other intangible assets, principally customer relationships and a trade name, was required because revenue results from the underlying business have softened from what was expected at the time these assets were initially valued. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the total after-tax impact was $5 million or $.02 per share.
The carrying values of property, plant and equipment at certain publishing businesses were evaluated in 2009 due to facility consolidation efforts, changes in expected useful lives and softening business conditions. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using the discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the company revised the useful lives of certain assets, which were taken out of service during the year or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of ASC Topic 360, the company recorded charges of $79 million in 2009. Deferred tax benefits were recognized for these charges and the 2009 after-tax impact was $50 million or $.21 per share.
The $12 million of charges in the “Other” category include shut down costs as well as the impairment of certain broadcast programming assets. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $7 million or $.03 per share.

In the second quarter of 2009, in accordance with ASC Topic 360, the company recorded an impairment charge to reduce the value of certain publishing assets to be sold to fair value less costs to sell. Fair value was determined using a discounted cash flow technique that included the cash flows associated with the disposition. This impairment charge was $28 million pre-tax and $24 million after-tax, or $.10 per share. The charge is reflected in “Other non-operating items” in the Consolidated Statements of Income.
In 2009, for certain investments in which the company owns noncontrolling interests, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained operating losses, leading the company to conclude that they were other than temporarily impaired. These investment carrying value adjustments totaled $9 million pre-tax and $7 million on an after-tax basis, or $.03 per share.
2008: Very difficult business conditions, the economic crisis, recessionary conditions in the U.S. and U.K. and a decline in the company’s stock price required the company to perform impairment tests on goodwill, intangible assets, and other long-lived assets as of March 31, 2008, the first day of its fiscal second quarter, as well as on Dec. 28, 2008, in connection with the required annual impairment test of goodwill and indefinite-lived intangibles. As a result, the company recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets including mast-heads, and certain property, plant and equipment assets. The carrying value of certain of the company’s investments in newspaper publishing partnerships and other businesses, which are accounted for under the equity method, were also written down due to other than temporary impairments. The company also recorded accelerated depreciation expense associated with certain facility consolidation and cost reduction initiatives.
The goodwill impairment charges resulted from the application of the impairment testing provisions included within the goodwill subtopic ASC Topic 350. Impairment testing is customarily performed annually. Because of softening business conditions within the company’s publishing segment and the decline in the company’s stock price and market capitalization, this testing was updated as of the beginning of the second quarter of 2008 and as required the testing was performed again as of Dec. 28, 2008. For certain publishing and digital reporting units, an impairment was indicated. The fair values of the reporting units were determined using discounted cash flow and multiple of earnings techniques. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities for these reporting units.
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
In the fourth quarter, the company also recognized an impairment charge for its U.S. Community Publishing reporting unit of approximately $4.4 billion. This reporting unit was comprised of 82 individual publishing operations which had been acquired at various times over the past several decades.
The goodwill impairment charges for other stand-alone business reporting units totaled $408 million in the fourth quarter.
The impairment charge of $233 million for other intangible assets was required because revenue results from the underlying businesses had softened from what was expected at the time they were purchased and the assets initially valued. In accordance with the requirements included within ASC Topic 350, the carrying values of impaired indefinite-lived intangible assets, principally mast-heads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite-lived intangible assets, principally customer relationships, were reduced to fair value in accordance with the requirements included within ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after-tax impact was $151 million or $.66 per share.
The carrying value of property, plant and equipment at certain publishing businesses was also evaluated due to softening business conditions and, in some cases, changes in expected useful lives. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them would be less than their carrying values.
The related impairment loss was measured based on the amount by which asset carrying value exceeded fair value. Asset fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the company revised the useful lives of certain assets, which were taken out of service during the year or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements within ASC Topic 360, the company recorded charges of $258 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $161 million or $.70 per diluted share.
The charges of $27 million included in the “Other” category include an amount to increase the level of the company’s allowance for doubtful accounts reflecting higher collection risk from the recession-driven increase in delinquency of receivable agings and bankruptcy filings toward the end of 2008. Charges also include amounts for future lease payments for facilities abandoned in connection with consolidation efforts and amounts for the impairment of certain broadcast programming assets. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $17 million or $.08 per share.

For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. Fair values were determined using a multiple of earnings or a multiple of revenues technique. These investment carrying value adjustments were $382 million pre-tax and $251 million on an after-tax basis, or $1.10 per diluted share. The pre-tax impairment charges for these investments are reflected as “Equity income (loss) in unconsolidated investees, net” in the Statement of Income (Loss).
2007: During 2007, the company determined that the carrying values of mastheads at certain properties in the U.K. and U.S., which are classified as indefinite-lived intangible assets, were not recoverable based on its annual impairment tests. Accordingly, the company recognized non-cash impairment charges of $72 million to reduce the carrying value of these mastheads to fair value. Deferred tax benefits were recognized for these charges and therefore the after-tax effect was $51 million or $0.22 per share.
The company calculated the fair value of mastheads using a relief-from-royalty method. The impairment charge relates to several publication mastheads in the U.S. and the U.K., and results from lower revenue expectations from these properties than were anticipated at the date they were acquired.
NOTE 4
Goodwill and other intangible assets
ASC Topic 350 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the requirements included within ASC Topic 350.
As discussed in Note 3, the company performed interim and year-end impairment tests on its goodwill and other intangible assets during 2009, and, as a result, recorded non-cash impairment charges totaling $42 million. During 2008, the company recorded non-cash impairment charges totaling $7.69 billion.
For Publishing, goodwill impairment charges for U.K. operations were recorded in the second and fourth quarters of 2008 and totaled $2.65 billion.
For the company’s U.S. Community Publishing division, which carried a relatively lower book goodwill basis, goodwill impairment was not indicated until the required annual testing at the end of 2008. The impairment charge at that time totaled $4.41 billion.
For several other stand-alone publishing businesses which are considered separate reporting units in accordance with the requirements included within ASC Topic 350, goodwill impairments were also identified at the end of 2008. These goodwill impairment charges totaled $398 million.
During 2008, the company determined that the carrying values of mastheads at certain properties in the U.K. and U.S., which are classified as indefinite-lived intangible assets, were not recoverable based on interim and annual impairment tests. Accordingly, the company recognized non-cash impairment charges of $176 million to reduce the carrying value of these mastheads to fair value.
The company calculated the fair value of mastheads using a relief-from-royalty method. The impairment charge relates to several publication mastheads in the U.S. and the U.K., and results from lower revenue expectations from these properties than were anticipated at the date they were acquired.
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 27, 2009, and Dec. 28, 2008.

		Accumulated
In thousands of dollars	Gross	Amortization	Net
Dec. 27, 2009
Goodwill	$2,854,247	$—	$2,854,247
Indefinite-lived intangibles:
Mastheads and trade names	110,319	—	110,319
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	311,840	141,902	169,938
Other	58,329	28,280	30,049

Total	$3,590,039	$170,182	$3,419,857

Dec. 28, 2008
Goodwill	$2,872,888	$—	$2,872,888
Indefinite-lived intangibles:
Mastheads and trade names	104,512	—	104,512
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	298,566	116,803	181,763
Other	59,777	18,665	41,112

Total	$3,591,047	$135,468	$3,455,579

Amortization expense was approximately $33.0 million in 2009 and $31.2 million in 2008. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include internally developed technology, partner relationships, patents and amortizable trade names and were assigned lives of between three and 21 years and are amortized on a straight-line basis.
Annual amortization expense relating to the amortizable intangibles is expected to be approximately $31 million in 2010 and gradually decline to $21 million in 2014 assuming no acquisitions or dispositions.

The following table shows the changes in the carrying amount of goodwill during 2009 and 2008.

In thousands of dollars	Publishing	Digital	Broadcasting	Total
Goodwill
Balance at Dec. 30, 2007	$8,309,811	$106,080	$1,619,052	$10,034,943

Acquisitions & adjustments	(985)	568,208	(397)	566,826
Impairment	(7,448,048)	(10,000)	—	(7,458,048)
Dispositions	(137)	—	—	(137)
Foreign currency exchange rate changes	(266,313)	(3,695)	(688)	(270,696)

Balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888

Gross balance at Dec. 28, 2008	8,042,376	670,593	1,617,967	10,330,936
Accumulated impairment losses	(7,448,048)	(10,000)	—	(7,458,048)

Net balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888

Acquisitions & adjustments	1,534	(1,735)	—	(201)
Impairment	(17,000)	(16,000)	—	(33,000)
Dispositions	(6,039)	—	—	(6,039)
Foreign currency exchange rate changes	18,019	2,118	462	20,599

Balance at Dec. 27, 2009	$590,842	$644,976	$1,618,429	$2,854,247

Gross balance at Dec. 27, 2009	8,055,890	670,976	1,618,429	10,345,295
Accumulated impairment losses	(7,465,048)	(26,000)	—	(7,491,048)

Net balance at Dec. 27, 2009	$590,842	$644,976	$1,618,429	$2,854,247

NOTE 5
Consolidated statements of cash flows
Cash paid in 2009, 2008 and 2007 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars	2009	2008	2007
Income taxes	$78,856	$306,074	$653,368
Interest	$177,899	$188,385	$260,247
Interest in the amount of $216,000, $458,000 and $43,000 was capitalized in 2009, 2008 and 2007, respectively.
In connection with the acquisition of Schedule Star LLC in October 2007 and Ripple6 in November 2008, the company recorded liabilities of $7.2 million and $1.8 million, respectively, related to payments due to the sellers in future years.
NOTE 6
Investments
The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Ponderay Newsprint Company	13.50%
California Newspapers Partnership	19.49%
ShermansTravel	19.67%
Classified Ventures	23.60%
Cozi	23.30%
QuadrantONE	25.00%
4INFO	27.51%
Fantasy Sports Venture	30.33%
Livestream (formerly Mogulus)	31.10%
Homefinder.com	33.33%
Topix	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
Detroit Weekend Direct	50.00%
Tucson Newspaper Partnership	50.00%
Metromix	51.06%
The aggregate carrying value of equity investments at Dec. 27, 2009, was $189 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments. The aggregate amount of pretax earnings (losses) recorded by the company for its investments accounted for under the equity method was $3.9 million, $(374.9) million, and $40.7 million for 2009, 2008, and 2007, respectively.
The company’s net equity income in unconsolidated investees for 2009 includes $9 million of impairment charges related to certain digital business investments. The 2008 amount is inclusive of non-cash impairment charges of $382 million primarily related to the carrying value of California Newspapers Partnership and Texas-New Mexico Newspapers Partnership.
The company also recorded revenue related to CareerBuilder (fully consolidated since Sept. 1, 2008) and Classified Ventures products for online advertisements placed on its newspaper publishing affiliated web sites. Such amounts totaled approximately $135 million for 2009, $186 million for 2008 and $209 million for 2007. These revenues are recorded within Publishing segment advertising revenue.

NOTE 7
Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Unsecured floating rate notes paid May 2009	$—	$632,205
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	432,648	498,464
Unsecured floating rate term loan due July 2011	230,000	280,000
Borrowings under revolving credit agreements expiring March 2012	1,381,000	1,907,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,260	499,269
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,304	—
Unsecured notes bearing fixed rate interest at 10% due June 2015	56,684	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	162,531	—
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,524	—
Other indebtedness	—	4

Total long-term debt	$3,061,951	$3,816,942

Total average debt outstanding in 2009 and 2008 was $3.6 billion and $4.0 billion, respectively. The weighted average interest rate on all debt was 4.5% for 2009 and 4.6% for 2008.
During 2009, the company completed transactions in May and October to improve its debt maturity profile.
In May 2009, the company completed a private exchange offer related to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The company exchanged approximately $67 million in principal amount of new 10% senior notes due 2015 for approximately $67 million principal amount of the 2011 notes, and approximately $193 million in principal amount of new 10% senior notes due 2016 for approximately $193 million principal amount of the 2012 notes.
The new 2015 notes and the new 2016 notes (together, the Notes) are senior unsecured obligations and are guaranteed by the company subsidiaries providing guarantees under the revolving credit agreements and the term loan agreement as described below. The Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In connection with the exchange transactions and in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt,” the company recorded a gain of approximately $42.7 million which was classified in “Other non-operating items” in the Statement of Income for the second quarter of 2009. This gain resulted from recording the Notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the Notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the Notes at fair value instead of face value is being amortized over the term of the loans to interest expense.
In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. The 2014 notes and the 2017 notes (together, the New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act. The New Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facilities and term loan. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The New Notes and the subsidiary guarantees have not been and will not be registered under the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On Oct. 31, 2008, the company amended each of its three revolving credit agreements and its term loan agreement. Under each of the amendments, it is required that the company maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At December 27, 2009, the senior leverage ratio was 2.63x.
The amendments also provide for certain changes to the pricing of the facilities. For the revolving credit facilities, the commitment fees may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. In addition, at the time of the amendments the aggregate size of the revolving credit facilities was reduced to $3.1 billion from $3.9 billion. There was a further provision that the aggregate size of the three revolving credit agreements would be reduced on a dollar-for-dollar basis for the first $397 million that the company raised in the capital markets prior to Dec. 31, 2009 and in any event reduced to $2.75 billion at Dec. 31, 2009. As a result, the aggregate size of the facilities was reduced to $2.75 billion in October 2009 with the issuance of the New Notes.
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

In connection with each of its three revolving credit agreements and its term loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes due 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and the term loan.
On Sept. 25, 2009, the company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
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
As of Dec. 27, 2009, the company had approximately $1.4 billion of borrowings under its revolving credit facilities. The maximum amount outstanding at the end of any period during 2009 and 2008 was $2.5 billion and $1.9 billion, respectively. The daily average outstanding balance of the revolving credit facilities during 2009 and 2008 was $2.0 billion and $486 million, respectively. The weighted average interest rate for 2009 and 2008 was 3.1% and 4.4%, respectively.
During the first quarter of 2009, the company repurchased $68.8 million in principal amount of its floating rate notes in privately negotiated transactions at a discount. In connection with these transactions, the company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest rate swap agreements.
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of approximately $4 million which is classified in “Other non-operating items” in the Statement of Income (Loss). This gain was net of $1.7 million in losses reclassified from accumulated other comprehensive income (loss) related to the interest rate swap agreements.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty. The company prepaid $50 million of this loan in October 2009, reducing the balance to $230 million.
During 2007 and 2008, the company utilized commercial paper as a source of financing. The maximum amount of such commercial paper outstanding at the end of any period during 2008 and 2007 was $2.0 billion and $2.7 billion, respectively. The daily average outstanding balance of promissory notes was $883 million during 2008 and $1.7 billion during 2007. The weighted average interest rate on such notes was 3.5% for 2008 and 5.4% for 2007.
In June 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% with proceeds from borrowings in the commercial paper market. These notes had been issued in June 2005 in an underwritten public offering.
In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive income with a corresponding adjustment to other long-term liabilities. As a result of the tender offer and other repurchases discussed above, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $118 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of these interest rate swaps were recorded through earnings.
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
Industrial revenue bonds with a principal amount of approximately $17 million were repaid in full in 2008. Prior to repayment, the bonds bore interest at variable interest rates based on a municipal bond index.
In April 2007, the company redeemed the $700 million aggregate principal amount of 5.50% notes. This payment was funded by borrowings in the commercial paper market and from investment proceeds of $525 million in marketable securities.
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
The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured floating rate notes and term loan due in 2011. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2012 and beyond.

In thousands of dollars
2010	$—
2011	—
2012	2,349,908
2013	—
2014	246,304
Later years	465,739

Total	$3,061,951

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.9 billion at Dec. 27, 2009.
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
The disclosure tables below also include the assets and obligations of the Newsquest Pension Plan in the U.K., certain collectively bargained plans, the Gannett Supplemental Retirement Plan (SERP) and a frozen plan for the company’s Board of Directors. The company uses a Dec. 31 measurement date for its retirement plans.
In June 2008, the Board of Directors approved amendments to each of (i) the GRP; (ii) the SERP; (iii) the Gannett 401(k) Savings Plan (401(k) Plan); and (iv) the Gannett Deferred Compensation Plan (DCP). The amendments were designed to improve the 401(k) Plan while reducing the amount and volatility of future pension expense. As a result of the amendments to the GRP and SERP, most participants in these plans had their benefits frozen as of Aug. 1, 2008. Participants whose GRP and, if applicable, SERP benefits were frozen will have their frozen benefits periodically increased by a cost of living adjustment until benefits commence.
Effective Aug. 1, 2008, most participants whose benefits were frozen under the GRP and, if applicable, the SERP receive higher matching contributions under the 401(k) Plan. Under the new formula, the matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of contributed compensation. The company also makes additional employer contributions to the 401(k) Plan on behalf of certain long-service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules.
As a result of the amendments to freeze most benefit accruals in the GRP and the SERP, the company recognized a net pre-tax pension curtailment gain of $46.5 million in the second quarter of 2008 in accordance with the Defined Benefit Plans-Pension subtopic of ASC Topic 715, “Compensation-Retirement Benefits.”
During the first quarter of 2009, the company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. Under the agreement, the company made a settlement payment of $7.3 million in May 2009 and will make a payment of $7.7 million in 2010. As a result of this agreement, the company recognized a pretax settlement gain of $39.8 million in the first quarter of 2009.
The company’s pension costs, which include costs for its qualified, non-qualified and union plans, are presented in the following table:

In thousands of dollars	2009	2008	2007
Service cost — benefits earned during the period	$14,439	$64,563	$100,213
Interest cost on benefit obligation	178,646	207,758	199,714
Expected return on plan assets	(171,472)	(266,079)	(276,437)
Amortization of prior service costs/(credit)	1,641	(9,682)	(21,025)
Amortization of actuarial loss	48,541	23,465	43,051
Curtailment gain	—	(46,463)	—
Settlement and special termination benefit charge/(credit)	(39,159)	4,168	1,527

Pension expense (benefit) for company-sponsored retirement plans	32,636	(22,270)	47,043
Union and other pension cost	5,146	5,002	7,246

Total pension cost (benefit)	$37,782	$(17,268)	$54,289

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Change in benefit obligations
Benefit obligations at beginning of year	$3,060,287	$3,519,996
Service cost	14,439	64,563
Interest cost	178,646	207,758
Plan participants’ contributions	11,497	12,130
Plan amendments	—	92,284
Actuarial (gain) loss	172,717	(175,842)
Foreign currency translation	51,823	(192,550)
Gross benefits paid	(275,575)	(258,620)
Curtailments	—	(213,600)
Settlement	(125,470)	—
Special termination benefits	—	4,168
Benefit obligations at end of year	$3,088,364	$3,060,287

Change in plan assets
Fair value of plan assets at beginning of year	$2,168,559	$3,376,268
Actual return on plan assets	427,299	(826,125)
Plan participants’ contributions	11,497	12,130
Employer contributions	45,199	43,990
Gross benefits paid	(275,575)	(258,620)
Settlements	(46,968)	—
Foreign currency translation	45,756	(179,084)
Fair value of plan assets at end of year	$2,375,767	$2,168,559

Funded status at end of year	$(712,597)	$(891,728)

Amounts recognized in Consolidated Balance Sheets
Long-term other assets	$7,682	$4,988
Accrued benefit cost — current	$(12,145)	$(14,205)
Accrued benefit cost — long-term	$(708,134)	$(882,511)
The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 27, 2009, is as follows:

	Fair Value of	Benefit	Funded
In thousands of dollars	Plan Assets	Obligation	Status
GRP	$1,750,310	$2,187,023	$(436,713)
SERP	—	165,841	(165,841)
Newsquest	557,017	673,258	(116,241)
All other	68,440	62,242	6,198

Total	$2,375,767	$3,088,364	$(712,597)

The accumulated benefit obligation for all defined benefit pension plans was $3.07 billion and $3.01 billion at Dec. 27, 2009 and Dec. 28, 2008, respectively.
Net actuarial losses recognized in accumulated other comprehensive loss were $1,128.4 million in 2009 and $1,267.4 million in 2008. Prior service cost recognized in accumulated other comprehensive loss was $78.1 million in 2009 and $80.4 million in 2008.
The actuarial loss and prior service cost amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $46.3 million and $6.4 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2009 consist of the following:

In thousands of dollars
Current year actuarial gain	$83,110
Current year actuarial gain due to settlement	24,936
Amortization of actuarial loss	48,541
Amortization of prior service costs	1,641
Currency loss	(16,823)

Total	$141,405

Pension costs: The following assumptions were used to determine net pension costs:

	2009	2008	2007
Discount rate	6.26%	6.23%	5.85%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	2.54%	4.00%	4.00%
The expected return on asset assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 27, 2009	Dec. 28, 2008
Discount rate	5.90%	6.26%
Rate of compensation increase	2.69%	3.00%
The following table presents information for those company retirement plans for which accumulated benefits exceed assets:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Accumulated benefit obligation	$3,017,124	$2,954,780
Fair value of plan assets	$2,307,328	$2,107,175
The following table presents information for those company retirement plans for which the projected benefit obligation exceeds assets:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Projected benefit obligation	$3,027,606	$3,003,891
Fair value of plan assets	$2,307,328	$2,107,175
The company made de minimis contributions to the GRP in 2009 and 2008. The company contributed $21.2 million to the U.K. retirement plan in 2009 and $18.1 million in 2008. At this time, the company expects to contribute $13.4 million to the U.K. retirement plan in 2010. Under current U.S. pension laws and regulations, the company is not required to make contributions to the GRP in 2010. However, it elected to make a $10 million contribution in early fiscal 2010 and may make further voluntary contributions in the future.

Plan assets: The fair value of plan assets was approximately $2.4 billion and $2.2 billion at the end of 2009 and 2008, respectively. The expected long-term rate of return on these assets was 8.75% for 2009, 2008 and 2007. The asset allocation for company-sponsored pension plans at the end of 2009 and 2008, and target allocations for 2010, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2010	2009	2008
Equity securities	59%	43%	40%
Debt securities	30	50	52
Other	11	7	8

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced at least annually to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return (loss) on its Gannett Retirement Plan assets was 25.6% for 2009, (25.6)% for 2008 and 9.3% for 2007. The negative return for 2008 reflects the global economic crisis and sharp decline in equity share values.
Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $18 million and $10 million at the end of 2009 and 2008, respectively. The plan received dividends of approximately $199,000 on these shares in 2009.
Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars
2010	$205,245
2011	$207,129
2012	$209,663
2013	$212,982
2014	$216,423
2015-2019	$1,104,300
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
Postretirement benefit cost for health care and life insurance included the following components:

In thousands of dollars	2009	2008	2007
Service cost — benefits earned during the period	$1,405	$1,634	$1,906
Interest cost on net benefit obligation	13,339	14,013	13,817
Amortization of prior service credit	(15,689)	(15,560)	(15,560)
Amortization of actuarial loss	4,695	4,752	5,180

Net periodic postretirement benefit cost	$3,750	$4,839	$5,343

Special termination benefit charge	$—	$1,307	$356

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Change in benefit obligations
Net benefit obligations at beginning of year	$244,190	$242,610
Service cost	1,405	1,634
Interest cost	13,339	14,013
Plan participants’ contributions	10,429	13,621
Plan amendments	(19,853)	(957)
Actuarial (gain) loss	(7,799)	9,029
Special termination benefits	—	1,307
Gross benefits paid	(35,856)	(40,100)
Federal subsidy on benefits paid	2,358	3,033
Net benefit obligations at end of year	$208,213	$244,190

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	25,427	26,479
Plan participants’ contributions	10,429	13,621
Gross benefits paid	(35,856)	(40,100)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$208,213	$244,190

Accrued postretirement benefit cost:
Current	$22,780	$27,047
Noncurrent	$185,433	$217,143

Net actuarial losses recognized in accumulated other comprehensive loss were $44.3 million in 2009 and $57.1 million in 2008. Prior service credits recognized in accumulated other comprehensive loss were $82.3 million in 2009 and $78.1 million in 2008.
The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $4.9 million and $(19.4) million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2009 consist of the following:

In thousands of dollars
Current year actuarial gain	$8,143
Prior service credit change	19,853
Amortization of actuarial loss	4,695
Amortization of prior service credit	(15,689)
Total	$17,002
Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2009	2008	2007
Discount rate	6.15%	6.13%	5.81%
Health care cost trend on coverage	7.00%	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2014	2011
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 27, 2009	Dec. 28, 2008
Discount rate	5.80%	6.15%
Health care cost trend rate assumed for next year	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2014
A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $10 million in the 2009 postretirement benefit obligation and a $1 million change in the aggregate service and interest components of the 2009 expense.
Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2010	$22,780	$2,362
2011	$22,036	$2,353
2012	$21,159	$2,349
2013	$20,438	$2,312
2014	$20,438	$2,253
2015-2019	$89,472	$9,961
The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.
NOTE 10
Income taxes
The provision (benefit) for income taxes on income from continuing operations consists of the following:

In thousands of dollars
2009	Current	Deferred	Total
Federal	$92,043	$53,566	$145,609
State and other	24,202	9,954	34,156
Foreign	22,895	(8,860)	14,035

Total	$139,140	$54,660	$193,800

In thousands of dollars
2008	Current	Deferred	Total
Federal	$196,648	$(636,841)	$(440,193)
State and other	(25,236)	(152,567)	(177,803)
Foreign	(13,593)	(26,811)	(40,404)

Total	$157,819	$(816,219)	$(658,400)

In thousands of dollars
2007	Current	Deferred	Total
Federal	$358,018	$9,434	$367,452
State and other	42,240	12,529	54,769
Foreign	57,554	(6,475)	51,079

Total	$457,812	$15,488	$473,300

The components of income (loss) from continuing operations attributable to Gannett Co., Inc. before income taxes consist of the following:

In thousands of dollars	2009	2008	2007
Domestic	$490,578	$(4,752,181)	$1,091,725
Foreign	58,492	(2,553,784)	357,152

Total	$549,070	$(7,305,965)	$1,448,877

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Asset impairments	1.4	(27.8)	—
State/other income taxes net of federal income tax benefit	3.5	3.0	2.5
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(3.2)	(2.0)	(2.8)
Other, net	(1.4)	0.8	(2.0)

Effective tax rate	35.3%	9.0%	32.7%

Absent the pre-tax and tax effect of facility consolidation and asset impairment charges, workforce restructuring, and certain gains in 2009 and 2008, the company’s effective tax rate would have been 33.6% for 2009 and 28.7% for 2008.

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2007.
Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $4 million for 2007, covering U.S. federal and state income taxes and representing an effective rate of 39%. Also included in discontinued operations for 2007 is a recognized gain of $73.8 million, which is net of tax. Taxes provided on the gains from the disposals totaled approximately $139.8 million for 2007, covering U.S. federal and state income taxes and represent an effective rate of 65.4%. The excess of the effective rate over the U.S. statutory tax of 35% is due principally to the non-deductibility of goodwill associated with the properties disposed.
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2007, 2008 and 2009 are not significant.
Deferred tax liabilities and assets were composed of the following at the end of 2009 and 2008:

In thousands of dollars	Dec. 27, 2009	Dec. 28, 2008
Liabilities
Accelerated depreciation	$317,547	$340,632
Accelerated amortization of deductible intangibles	6,547	—
Other	36,143	—

Total deferred tax liabilities	360,237	340,632

Assets
Accelerated amortization net of impairment of deductible intangibles	—	(52,984)
Accrued compensation costs	(112,339)	(114,153)
Pension	(270,403)	(348,608)
Postretirement medical and life	(83,859)	(97,550)
Federal tax benefits of uncertain state tax positions	(73,736)	(70,761)
Partnership investments including impairments	(79,471)	(92,953)
Other	(62,366)	(53,576)

Total deferred tax assets	(682,174)	(830,585)

Total net deferred tax assets	(321,937)	(489,953)

Net current deferred tax assets	(19,577)	(29,386)

Net long-term deferred tax assets	$(302,360)	$(460,567)

Included in total deferred tax assets are valuation allowances of approximately $38 million and $29 million in 2009 and 2008, respectively, primarily related to foreign tax credits available for carry forward to future years and to certain foreign losses.
Realization of deferred tax assets for which valuation allowances have not been established is dependent upon generating sufficient future taxable income. The company expects to realize the benefit of these deferred tax assets through future reversals of its deferred tax liabilities, through the recognition of taxable income in the allowable carryback and carryforward periods, and through implementation of future tax planning strategies. Although realization is not assured, the company believes it is more likely than not that all deferred tax assets for which valuation allowances have not been established will be realized.
The company’s legal and tax structure reflects acquisitions that have occurred over the years as well as the multi-jurisdictional nature of the company’s businesses.
The company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) as subsequently codified in ASC Topic 740, “Income Taxes,” on Jan. 1, 2007. As a result of the implementation of FIN No. 48, the company recognized a $43 million increase in liabilities for unrecognized tax benefits with a corresponding reduction in the Jan. 1, 2007, balance of retained earnings.
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars
Change in unrecognized tax benefits	Dec. 27, 2009	Dec. 28, 2008
Balance at beginning of year	$182,025	$264,245
Additions based on tax positions related to the current year	19,455	13,645
Additions for tax positions of prior years	14,462	12,396
Reductions for tax positions of prior years	(16,959)	(45,397)
Settlements	(3,140)	(33,403)
Lapse of statutes of limitations	(4,128)	(29,461)

Balance at end of year	$191,715	$182,025

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $126 million as of Dec. 27, 2009, and $116 million as of Dec. 28, 2008. This amount includes the federal tax benefit of state tax deductions.
Included in the $192 million unrecognized tax benefit balance at Dec. 27, 2009, are $19 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. During 2009, the company recognized interest expense of $3 million. During 2008, the company recognized income from interest and the release of penalty reserves of $13 million. During 2007, the company recognized income from interest, partially offset by penalty expense, of $5 million. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $74 million and $73 million as of Dec. 27, 2009, and Dec. 28, 2008, respectively.

In the third quarter of 2007, the Internal Revenue Service (IRS) completed its examinations of the U.S. income tax returns for 1995 through 2004, and as a result the company received refunds of tax and interest of approximately $178 million.
The 2005 through 2009 tax years remain subject to examination by the IRS. The IRS is examining the 2005 through 2008 U.S. income tax returns. The company believes it is likely that the 2005-2006 examination will be completed in 2010. The 2007-2008 examination is expected to be completed in 2011. The 2005 through 2009 tax years generally remain subject to examination by state authorities, and the years 2003 through 2009 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $49 million within the next 12 months primarily due to lapses of statutes of limitations in various jurisdictions.
NOTE 11 — SHAREHOLDERS’ EQUITY
Capital stock and earnings per share
The company’s earnings (loss) per share (basic and diluted) for 2009, 2008 and 2007 are presented below:

In thousands, except per share amounts	2009	2008	2007
Net income (loss) attributable to Gannett Co., Inc	$355,270	$(6,647,565)	$1,055,612

Weighted average number of common shares outstanding (basic)	233,683	228,345	233,148
Effect of dilutive securities
Stock options	723	—	300
Restricted stock	1,117	—	292
401(k) employer match	504	—	—

Weighted average number of common shares outstanding (diluted)	236,027	228,345	233,740

Earnings (loss) per share (basic)	$1.52	$(29.11)	$4.53
Earnings (loss) per share (diluted)	$1.51	$(29.11)	$4.52
The diluted earnings per share amounts exclude the effects of approximately 22.3 million stock options outstanding for 2009, 27.1 million for 2008 and 27.3 million for 2007, as their inclusion would be antidilutive. The diluted earnings per share amount for 2008 also excludes 2.2 million restricted stock units.
Share repurchase program
In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion. During 2007, 4.6 million shares were purchased under the program for $215.2 million. During 2008, 2.3 million shares were purchased under the program for $72.8 million. There were no shares purchased under the program during 2009.
The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2009. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. At this time, the company does not anticipate repurchasing its shares for the near term.
Equity-based awards
In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan). The Plan, as amended, is administered by the Executive Compensation Committee of the Board of Directors and provides for the issuance of up to 32.5 million shares of company common stock for awards granted on or after May 7, 2001. No more than 5,000,000 of the authorized shares may be granted in the aggregate in the form of Restricted Stock, Performance Shares and/or Performance Units. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.
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
The company issued stock options to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as long-term awards. Meeting fees paid as stock options fully vest upon grant. Retainers paid in the form of stock options vest quarterly over one year. Long-term awards vest over four years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2009, 2008 and 2007, members of the Board of Directors were awarded 144,667 shares, 28,683 shares and 24,450 shares, respectively, of stock options as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.

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
The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on fair market value of the company’s common stock or other criteria established by the Executive Compensation Committee including the achievement of performance goals. The maximum aggregate grant of performance shares that may be awarded to any participant in any fiscal year shall not exceed 500,000 shares of common stock. The maximum aggregate amount of performance units or cash-based awards that may be awarded to any participant in any fiscal year shall not exceed $10,000,000.
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
The following assumptions were used to estimate the fair value of option awards:

	2009	2008	2007
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	38.67 - 59.18%	17.51 - 34.63%	16.77 - 17.80%
Weighted average volatility	48.73%	28.60%	17.35%
Risk-free interest rates	1.97 - 2.63%	1.55 - 3.25%	3.51 - 4.52%
Expected dividend yield	1.00 - 2.20%	4.20 - 13.30%	2.07 - 4.20%
Weighted average expected dividend	1.20%	9.91%	2.97%
The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income (Loss) for equity awards:

In thousands, except per share amounts	2009	2008	2007
Stock options	$12,578	$13,097	$21,178
Restricted stock	12,795	9,549	7,904

Total stock-based compensation	25,373	22,646	29,082
Income tax benefit	9,641	8,605	11,040

Stock-based compensation, net of tax	$15,732	$14,041	$18,042

Per share impact	$.07	$.06	$.08

As of Dec. 27, 2009, there was $9.1 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 3.0 years.
During 2009, options for 44,250 shares of common stock were exercised from which the company received $0.3 million of cash. The intrinsic value of the options exercised was approximately $0.4 million. The actual tax benefit realized from the option exercises was $0.1 million.
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

A summary of the company’s stock-option awards is presented below:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2009 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	27,106,695	$66.58	4.3	$68,360
Granted	3,171,867	$8.00
Exercised	(44,250)	$7.53
Canceled/Expired	(4,991,061)	$69.83
Outstanding at end of year	25,243,251	$58.68	4.1	$33,560,103
Options exercisable at year end	19,788,317	$69.76	3.3	$3,662,795

Weighted average grant date fair value of options granted during the year	$3.41

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2008 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	27,933,353	$70.88	4.8	$1,406,344
Granted	2,181,083	$16.62
Exercised	—	$—
Canceled/Expired	(3,007,741)	$70.31
Outstanding at end of year	27,106,695	$66.58	4.3	$68,360
Options exercisable at year end	23,201,201	$71.74	3.9	—

Weighted average grant date fair value of options granted during the year	$1.33

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2007 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	28,920,680	$71.68	5.6	$14,387,000
Granted	1,413,526	$50.43
Exercised	(216,864)	$55.58
Canceled/Expired	(2,183,989)	$69.73
Outstanding at end of year	27,933,353	$70.88	4.8	$1,406,344
Options exercisable at year end	23,867,697	$73.24	4.5	—

Weighted average grant date fair value of options granted during the year	$8.59

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
The company also issued restricted stock to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as annual long-term awards. Meeting fees paid as restricted stock fully vest upon grant. Retainers paid in the form of restricted shares vest quarterly over one year. Long-term awards vest over three years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2009, 2008 and 2007, members of the Board of Directors were awarded 95,543 shares, 15,872 shares and 10,565 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.
As of Dec. 27, 2009, there was $24.3 million of unrecognized compensation cost related to non-vested restricted stock. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.9 years.
A summary of restricted stock awards is presented below:

		Weighted
		average
2009 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	2,241,190	$19.47
Granted	1,714,633	$11.63
Settled	(445,084)	$30.67
Canceled	(217,446)	$23.35

Outstanding and unvested at end of year	3,293,293	$13.62

		Weighted
		average
2008 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	1,479,277	$2.26
Settled	(194,048)	$11.36
Canceled	(85,261)	$44.33

Outstanding and unvested at end of year	2,241,190	$19.47

		Weighted
		average
2007 Restricted Stock Activity	Shares	fair value
Outstanding and unvested at beginning of year	586,900	$60.49
Granted	613,520	$37.15
Settled	(101,558)	$48.95
Canceled	(57,640)	$60.01

Outstanding and unvested at end of year	1,041,222	$47.89

401(k) savings plan
In 1990, the company established a 401(k) Savings Plan (the Plan). Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits. Initially the company matched 50% of the first 6% of employee contributions. From inception through June 2003, the match was funded with company common stock issued through an Employee Stock Ownership Plan (ESOP). In June 2003, all of the ESOP shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and through the early part of 2009 funded contributions in cash. The ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of the participants. In 2009, the majority of the company’s 401(k) match was settled with treasury shares. Beginning in 2002, Plan participants were able to fully diversify their Plan investments.
On Aug. 1, 2008, the company approved amendments to its principal domestic retirement plans and to its 401(k) plan. The 401(k) plan matching formula was changed to 100% of the first 5% of employee contributions. The company also now makes additional 401(k) employer contributions on behalf of certain long-term employees.
Compensation expense for the 401(k) match was $59.8 million in 2009, $46.6 million in 2008 and $32.0 million in 2007. In 2009, $14.3 million of the 401(k) match was funded with cash, and $45.5 million was funded with treasury stock.
In 2002, the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest. In July 2004, options covering 143,000 shares were subscribed to by Newsquest employees. None of the options, which became exercisable in July 2007, were exercised during 2007, 2008 or 2009.
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
Accumulated other comprehensive income (loss)
The elements of the company’s Accumulated Other Comprehensive Loss consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities – a reduction of equity of $735 million at Dec. 27, 2009, and $819 million at Dec. 28, 2008; foreign currency translation gains – an increase of equity of $416 million at Dec. 27, 2009, and $355 million at Dec. 28, 2008; interest rate swaps – no impact to equity at Dec. 27, 2009, and $5 million reduction to equity at Dec. 28, 2008 and all other – an increase of $2 million at Dec. 27, 2009.
NOTE 12
Commitments, contingent liabilities and other matters
Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company does not believe that any material liability will be imposed as a result of these matters.
Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:

In thousands of dollars
2010	$59,311
2011	52,235
2012	43,406
2013	34,687
2014	29,480
Later years	107,007

Total	$326,126

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $2.5 million. Total rental costs reflected in continuing operations were $69 million in 2009, $74 million in 2008 and $67 million in 2007.
Program broadcast contracts: The company has $62 million of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years.
Purchase obligations: The company has commitments under purchasing obligations totaling $364 million related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 27, 2009, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the $364 million.
Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $151 million at the end of 2009 and $163 million at the end of 2008.
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

In connection with the purchase of Schedule Star in 2007, the company is contingently liable for earnout payments to some previous owners, depending upon certain performance metrics which may be achieved by Schedule Star through 2010. The minimum payment of $7.2 million was reduced by payments in 2009 of approximately $4.7 million. The remaining minimum payment of $2.5 million has been accrued in the 2009 financial statements.
In connection with CareerBuilder’s acquisition of certain international companies in 2007, it is contingently liable for earnout payments to previous owners, depending upon the achievement of certain performance metrics. The maximum potential payment in future years related to these acquisitions is $5.2 million including $1.9 million, which has been accrued in the 2009 financial statements.
In connection with the purchase of Ripple6 in 2008, the company is contingently liable for earnout payments to some previous owners, depending upon the achievement of certain performance metrics by Ripple6 through 2013. The minimum payment will be $1.8 million, which has been accrued in the 2009 financial statements.
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
The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of Dec. 27, 2009:

In thousands of dollars
Fair value measurement as of Dec. 27, 2009	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$21,757	$—	$—	$21,757
Sundry investments	24,800	—	27,202	52,002
The level 3 sundry investments are financial instruments held by CareerBuilder. During 2009, the company sold some of these instruments receiving proceeds of $1.7 million and recording a gain of $0.2 million. In addition, an unrealized gain of $1.2 million related to these securities was recorded in the company’s Consolidated Balance Sheet. The company utilized a probability-weighted discounted cash flow technique to determine the fair value of these financial instruments. The main assumptions used in the fair value calculation were the estimated coupon rate associated with the securities and the discount rate (determined based on market yields of similar taxable obligations).
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP FAS 132(R)-1), as subsequently codified in ASC Topic 715, “Compensation-Retirement Benefits”. The FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (FAS 132(R)) to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The FSP also amends Statement 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC Topic 820. Additionally, employers are required to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3). The FSP is effective for fiscal years ending after Dec. 15, 2009.
The following table sets forth by level within the fair value hierarchy the fair values of the company’s pension plan assets by asset category:

In thousands of dollars
Fair value measurement as of Dec. 27, 2009(a)	Level 1	Level 2	Level 3	Total
Assets:
U.S. government-related securities	$—	$235,863	$3,437	$239,300
Other government bonds	—	31,314	—	31,314
Corporate bonds	—	178,475	15,191	193,666
Corporate stock	559,886	—	—	559,886
Real estate	—	—	91,765	91,765
Interest in common/collective trusts	10,916	447,227	—	458,143
Interest in reg. invest. companies	328,404	2,083	—	330,487
Interest in 103-12 investments	—	111,575	—	111,575
Partnership/joint venture interests	—	—	95,965	95,965
Hedge funds	—	73,573	173,559	247,132
Derivative contracts	500	1,574	1,865	3,939

Total	$899,706	$1,081,684	$381,782	$2,363,172

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$(2,615)	$(6,100)	$(3)	$(8,718)
Liability to purchase U.S. government and other securities	—	(120,747)	—	(120,747)

Total	$(2,615)	$(126,847)	$(3)	$(129,465)

Cash and other	14,730	127,330	—	$142,060

Total net fair value of plan assets	$911,821	$1,082,167	$381,779	$2,375,767

(a) The company uses a Dec. 31 measurement date for its retirement plans.
Items included in “Cash and other” in the table above primarily consist of amounts categorized as cash and cash equivalents and pending purchases and sales of securities.

Valuation methodologies used for assets and liabilities measured at fair value are as follows:
U.S. government-related securities are primarily mortgage-backed securities that are typically not actively quoted. Values are obtained from industry vendors who use various pricing models or use quotes for identical or similar securities. Investments categorized in Level 3 are thinly traded with values derived using unobservable inputs.
Other government and corporate bonds are mainly valued based on institutional bid evaluations using proprietary models, using discounted cash flow models or models that derive prices based on similar securities. Corporate bonds categorized in Level 3 are primarily from distressed issuers for whom the values represent an estimate of recovery in a potential or actual bankruptcy situation.
Corporate stock is valued at the closing price reported on the active market on which the individual securities are traded.
Investments in direct real estate have been valued by an independent qualified valuer in the UK using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies.
Interest in common/collective trusts and interest in 103-12 investments are valued using the net asset value as provided monthly by the fund family or fund company. The investment classified in Level 1 is a money market fund with a constant net asset value.
Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investments in Level 2 are proprietary funds of the individual fund managers and are not publicly quoted.
Investments in partnerships and joint venture interests are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. Exit prices tend to be unobservable.
Investments in hedge funds are valued at the net asset value as reported by the fund managers.
Derivatives are mainly swaps valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.
Liability to purchase U.S. government and other securities relates to buying and selling contracts in federal agency securities that have not yet been opened up for public trading. In these instances the investment manager has sold the securities prior to owning them, resulting in a negative asset position. These securities are valued in the same manner as those noted above in U.S. government-related securities.
The table below sets forth a summary of changes in the fair value of the company’s pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 27, 2009:

		Actual Return on Plan Assets
	Balance at	Relating to	Relating to	Purchases,	Transfers in
	beginning	assets still held	assets sold during	sales, and	and/or out	Balance at
In thousands of dollars	of year	at report date	the period	settlements	of Level 3	end of year
Assets:
U.S. government-related securities	$2,974	$486	$—	$(23)	$—	$3,437
Corporate bonds	15,715	5,469	2,023	(1,513)	(6,503)	15,191
Corporate stock	283	—	—	(283)	—	—
Real estate	94,723	(9,073)	—	6,115	—	91,765
Partnership/joint venture interests	134,222	369	10,173	(48,799)	—	95,965
Hedge funds	141,801	11,533	15,583	4,642	—	173,559
Derivative contracts	17,529	82	(2,008)	(11,763)	(1,975)	1,865

Total	$407,247	$8,866	$25,771	$(51,624)	$(8,478)	$381,782

Liabilities:
Derivative liabilities	$(34,332)	$170	$8,954	$21,708	$3,497	$(3)

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.9 billion at Dec. 27, 2009. As described in Note 7, the company recognized the new debt resulting from the May 2009 private exchange offer at fair value in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt.”
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the second and fourth quarters of 2009, certain goodwill was written down to fair value. In the fourth quarter of 2009, certain intangibles assets were written down to fair value. Long-lived assets held and used were written down to fair value in the last three quarters of 2009.
The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of Dec. 27, 2009:

In thousands of dollars
Fair value measurement as of Dec. 27, 2009	Level 1	Level 2	Level 3	Total:
Goodwill – Quarter 2	$—	$—	$5,719	$5,719
Goodwill and other intangibles – Quarter 4	—	—	12,495	12,495
Long-lived assets held and used – Quarter 2	—	—	36,929	36,929
Long-lived assets held and used – Quarter 3	—	—	8,481	8,481
Long-lived assets held and used – Quarter 4	—	—	29,974	29,974
In addition, the company holds investments in non-public businesses in which the company does not have control and does not exert significant influence. Such investments are carried at cost and reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At Dec. 27, 2009, and Dec. 28, 2008, the aggregate carrying amount of such investments was $16 million. No events or changes in circumstances have occured since Dec. 28, 2008, that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the company did not evaluate such investments for impairment in 2009.

NOTE 14
Business operations and segment information
The company has determined that its reportable segments based on its management and internal reporting structure are newspaper publishing, which is the largest segment of its operations, digital and broadcasting.
The publishing segment at the end of 2009 consisted of 83 U.S. daily newspapers with affiliated online sites in 30 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; USATODAY.com; USA WEEKEND, a magazine supplement for newspapers; Clipper; Gannett Healthcare Group; and Army Times. The publishing segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom that includes 17 paid-for daily newspapers and more than 200 weekly newspapers, magazines and trade publications. The publishing segment in the U.S. also includes nearly 650 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.
In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star, Planet Discover and Ripple6 (from the date of its acquisition in November 2008). Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income. “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
At the end of 2009, the company’s broadcasting division included 23 television stations and affiliated online sites in markets with more than 20.9 million households covering 18.2% of the U.S. Captivate Network is also part of the broadcasting division.
The company’s foreign revenues, principally from newspaper publishing businesses in the United Kingdom and CareerBuilder subsidiaries in Europe, totaled approximately $621 million in 2009, $1.0 billion in 2008 and $1.2 billion in 2007. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $535 million at Dec. 27, 2009, $628 million at Dec. 28, 2008, and $3.7 billion at Dec. 30, 2007.
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
Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.

In thousands of dollars
Business segment financial information	2009	2008	2007
Operating revenues
Publishing	$4,395,734	$5,713,739	$6,579,816
Digital	586,174	281,378	70,347
Broadcasting	631,085	772,533	789,297

Total	$5,612,993	$6,767,650	$7,439,460

Operating income (loss)
Publishing (2)	$522,593	$(7,025,681)	$1,390,170
Digital (2)	43,295	18,934	23,201
Broadcasting (2)	216,101	306,354	314,900
Corporate (1) (2)	(56,806)	(61,262)	(77,375)

Total	$725,183	$(6,761,655)	$1,650,896

Depreciation, amortization and facility consolidation and asset impairment charges
Publishing (2)	$257,907	$8,147,018	$299,921
Digital (2)	59,489	31,950	5,260
Broadcasting (2)	42,640	42,520	33,553
Corporate (1) (2)	15,677	17,128	15,657

Total	$375,713	$8,238,616	$354,391

Equity income (loss) in unconsolidated investees, net
Publishing	$4,010	$(365,371)	$45,054
Digital	(83)	(9,554)	(4,361)

Total	$3,927	$(374,925)	$40,693

Identifiable assets
Publishing	$3,417,026	$4,038,015	$12,565,723
Digital	1,139,266	1,096,026	409,577
Broadcasting	2,058,415	2,153,257	2,366,793
Corporate (1)	533,725	509,516	545,634

Total	$7,148,432	$7,796,814	$15,887,727

Capital expenditures
Publishing	$44,935	$104,804	$136,472
Digital	8,232	5,445	1,011
Broadcasting	13,656	52,706	29,096
Corporate (1)	914	2,045	4,826

Total	$67,737	$165,000	$171,405

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)	Results for 2009 include pre-tax facility consolidation and asset impairment charges of $99 million for publishing, $25 million for digital and $9 million for broadcasting. Results for 2008 include pre-tax facility consolidation and asset impairment charges of $7.95 billion for publishing, $15 million for digital, $8 million for broadcasting, and $1 million for corporate. Results for 2007 include pre-tax facility consolidation and asset impairment charges of $72 million for publishing. The asset impairment charges did not affect the company’s operations or cash flow. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)
(See notes a and b on page 76)

In thousands of dollars, except per share amounts	2009		2008		2007		2006		2005
Net operating revenues
Publishing advertising	$2,966,301		$4,145,592		$4,937,159		$5,275,650		$5,065,380
Publishing circulation	1,166,984		1,216,637		1,252,356		1,279,530		1,236,406
Digital	586,174		281,378		70,347		52,773		25,383
Broadcasting	631,085		772,533		789,297		854,821		736,452
All other	262,449		351,510		390,301		384,839		371,015

Total	5,612,993		6,767,650		7,439,460		7,847,613		7,434,636

Operating expenses
Costs and expenses	4,512,097		5,290,689		5,434,173		5,671,720		5,191,477
Depreciation	209,826		230,987		246,275		237,309		242,577
Amortization of intangible assets	32,983		31,211		36,086		33,989		23,236
Facility consolidation and asset impairment charges	132,904		7,976,418		72,030		—		—

Total	4,887,810		13,529,305		5,788,564		5,943,018		5,457,290

Operating income (loss)	725,183		(6,761,655)		1,650,896		1,904,595		1,977,346
Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	3,927		(374,925)		40,693		38,044		6,638
Interest expense	(175,748)		(190,845)		(259,825)		(288,040)		(210,625)
Other non-operating items	22,799		28,430		18,648		29,636		11,264

Total	(149,022)		(537,340)		(200,484)		(220,360)		(192,723)

Income (loss) before income taxes	576,161		(7,298,995)		1,450,412		1,684,235		1,784,623

Provision (benefit) for income taxes	193,800		(658,400)		473,300		544,200		590,390

Income (loss) from continuing operations	382,361		(6,640,595)		977,112		1,140,035		1,194,233

Income from continuing operations attributable to noncontrolling interests	(27,091)		(6,970)		(1,535)		(2,149)		(8,333)

Income (loss) from continuing operations attributable to Gannett Co., Inc.	$355,270		$(6,647,565)		$975,577		$1,137,886		$1,185,900

Income (loss) from continuing operations per share:
basic	$1.52		$(29.11)		$4.18		$4.81		$4.84
diluted	$1.51		$(29.11)		$4.17		$4.81		$4.82

Other selected financial data
Dividends declared per share	$0.16		$1.60		$1.42		$1.20		$1.12
Weighted average number of common shares outstanding in thousands:
basic	233,683		228,345		233,148		236,337		244,958
diluted	236,027		228,345		233,740		236,756		246,256
Financial position
Long-term debt, excluding current maturities	$3,061,951		$3,816,942		$4,098,338		$5,210,021		$5,438,273
Redeemable noncontrolling interest	$78,304		$72,840		$—		$—		$—
Shareholders’ equity	$1,603,925		$1,055,882		$9,017,159		$8,382,263		$7,570,562
Total assets	$7,148,432		$7,796,814		$15,887,727		$16,223,804		$15,743,396
Return on equity (1)	26.7%		(132.0%)		11.3%		14.6%		15.6%
Percentage increase (decrease)
As reported, earnings from continuing operations, after-tax, per share:
basic	(105.2%)		(796.4%)		(13.1%)		(0.6%)		1.0%
diluted	(105.2%)		(798.1%)		(13.3%)		(0.2%)		1.7%
Dividends declared per share	(90.0%)		12.7%		18.3%		7.1%		7.7%
Credit ratios
Senior leverage ratio (2)	2.63	X	2.56	X
Times interest expense earned (3)	4.8	X	6.7	X	6.9	X	6.6	X	9.4	X

(1)	Calculated using income from continuing operations attributable to Gannett Co., Inc. plus earnings from discontinued operations (but excluding the gain in 2007 and 2005 on the disposal of discontinued operations).

(2)	The senior leverage ratio is calculated in accordance with the company’s revolving credit agreements and term loan agreement. Currently, the company is required to maintain a senior leverage ratio of less than 3.5X. Due to the absence of this financial covenant in 2005-2007, data for those years in not presented. These agreements are described more fully on pages 41-42 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. More information regarding the computation can be found in Exhibits 10.3, 10.4 and 10.5 to the Form 10-Q for the quarterly period ended Sept. 28, 2008, filed on Nov. 6, 2008.

(3)	Calculated using operating income adjusted to remove the effect of certain special items. These special items are described more fully on pages 28 and 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)
(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.
(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed on page 77.
Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.
Acquisitions and dispositions 2005-2009
Significant acquisitions since the beginning of 2005 are shown below. The company has disposed of several significant businesses during this period, which are presented on the following page.
Acquisitions 2005-2009

Year acquired	Name	Location	Publication times or business
2005	Hometown Communications, Inc.	Livingston County, MI Lansing, MI Cincinnati, OH Suburban Detroit	Daily and weekly newspapers, telephone directories and niche publications
	PointRoll, Inc.	Conshohocken, PA	Rich media marketing services for online businesses/advertisers
	Mint Magazine, Inc.	Jacksonville, FL	Direct-mail advertising magazine company
	The Tallahassee Democrat (3)	Tallahassee, FL	Daily newspaper
	Exchange & Mart and Auto Exchange	U.K.	Weekly classified advertising magazine and motoring classified web site; free pick-up publication
2006	KTVD-TV	Denver, CO	TV station
	WATL-TV	Atlanta, GA	TV station
	Planet Discover	Cedar Rapids, IA Fort Mitchell, KY	Local, integrated online search and advertising technology
	Marco Island Sun Times	Marco Island, FL	Weekly newspaper
	FS View & Florida Flambeau	Tallahassee, FL	Independent student newspaper of Florida State University
2007	Central Florida Future	Orlando, FL	Independent student newspaper of the University of Central Florida
	Central Ohio Advertiser Network	Chillicothe, OH	A network of eight weekly shoppers with the Advertiser brand
	Schedule Star LLC	Wheeling, WV	Online high school sports network
2008	X.com, Inc. (BNQT.com)	Pasadena, CA	Action sports web site
	ShopLocal	Chicago, IL	Marketing and database services company
	CareerBuilder	Chicago, IL, Atlanta, GA	Job search, employment and careers web site
	Pearls Review	St. Petersburg, FL	A nursing certification and education web site
	Ripple6	New York, NY	Provider of social media services

Dispositions 2005-2009

Year disposed	Name	Location	Publication times or business
2005	The Bellingham Herald (3)	Bellingham, WA	Daily newspaper
	The Idaho Statesman (3)	Boise, ID	Daily newspaper
	The Olympian (3)	Olympia, WA	Daily newspaper
	Public Opinion (2)	Chambersburg, PA	Daily newspaper
	Texas-New Mexico Newspapers Partnership (2)	Texas, New Mexico	Daily newspapers
2006	Muskogee Phoenix (1)	Muskogee, OK	Daily newspaper
2007	Chronicle Tribune (1)	Marion, IN	Daily newspaper
	Norwich Bulletin	Norwich, CT	Daily newspaper
	Rockford Register Star	Rockford, IL	Daily newspaper
	The Herald-Dispatch	Huntington, WV	Daily newspaper
	Observer-Dispatch	Utica, NY	Daily newspaper
2008	Telematch	Springfield, VA	Database marketing services company
2009	Southernprint Limited	U.K.	Commercial printing

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

(2)	On Dec. 25, 2005, the company contributed the Public Opinion to the Texas-New Mexico Newspapers Partnership at which time the partnership was expanded. At the time of the expansion, the company’s interest in the partnership was reduced from 66.6% to 40.6%.

(3)	Exchanged for The Tallahassee Democrat in Tallahassee, FL, plus cash consideration.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended December 27, 2009	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$722,755	$753,079	$699,644	$790,823	$2,966,301
Publishing circulation	299,683	292,757	284,259	290,285	1,166,984
Digital	143,160	142,354	142,955	157,705	586,174
Broadcasting	143,490	152,966	151,458	183,171	631,085
All other	69,390	71,437	58,267	63,355	262,449

Total	1,378,478	1,412,593	1,336,583	1,485,339	5,612,993

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	839,004	867,312	796,984	801,484	3,304,784
Selling, general and administrative expenses, exclusive of depreciation	309,380	293,102	284,111	320,720	1,207,313
Depreciation	55,736	53,798	50,901	49,391	209,826
Amortization of intangible assets	8,165	8,232	8,378	8,208	32,983
Facility consolidation and asset impairment charges	—	47,391	39,248	46,265	132,904

Total	1,212,285	1,269,835	1,179,622	1,226,068	4,887,810

Operating income (loss)	166,193	142,758	156,961	259,271	725,183

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	(2,689)	2,839	(373)	4,150	3,927
Interest expense	(48,912)	(43,972)	(38,065)	(44,799)	(175,748)
Other non-operating items	2,457	16,582	3,570	190	22,799

Total	(49,144)	(24,551)	(34,868)	(40,459)	(149,022)

Income (loss) before income taxes	117,049	118,207	122,093	218,812	576,161
Provision (benefit) for income taxes	39,300	39,900	36,900	77,700	193,800

Net income (loss)	$77,749	$78,307	$85,193	$141,112	$382,361

Net income attributable to noncontrolling interests	(314)	(7,826)	(11,441)	(7,510)	(27,091)

Net income (loss) attributable to Gannett Co., Inc.	$77,435	$70,481	$73,752	$133,602	$355,270

Per share computations
Net income (loss) per share — basic	$0.34	$0.30	$0.31	$0.57	$1.52

Net income (loss) per share — diluted	$0.34	$0.30	$0.31	$0.56	$1.51

Dividends per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	Results for the first quarter of 2009 include the following special items: workforce restructuring and related expenses of $7 million pre-tax ($4 million after-tax or $0.02 per share) and a pension gain of $40 million pre-tax ($25 million after-tax or $0.11 per share). Refer to page 28 and Note 8 to the Consolidated Financial Statements for more information on special items.

(2)	Results for the second quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $47 million pre-tax ($30 million after-tax or $0.13 per share), workforce restructuring and related expenses of $17 million pre-tax ($10 million after-tax or $0.04 per share), debt exchange gain of $43 million pre-tax ($26 million after-tax or $0.11 per share) and an impairment of publishing assets sold charge of $28 million pre-tax ($24 million after-tax or $0.10 per share). Refer to page 28 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(3)	Results for the third quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $39 million pre-tax ($24 million after-tax or $0.10 per share), workforce restructuring and related expenses of $2 million pre-tax ($1 million after-tax or $0.01 per share) and an impairment of equity method investment charge of $5 million pre-tax ($4 million after-tax or $0.02 per share). Refer to page 28 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(4)	Results for the fourth quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $46 million pre-tax ($34 million after-tax or $0.14 per share), workforce restructuring and related expenses of $3 million pre-tax ($2 million after-tax or $0.01 per share), and impairment of equity method investments charge of $4 million pre-tax ($2 million after-tax or $0.01 per share). Refer to page 28 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended December 28, 2008	1st Quarter(2)	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(5)	Total
Net operating revenues
Publishing advertising	$1,096,894	$1,108,189	$977,111	$963,398	$4,145,592
Publishing circulation	309,178	305,994	298,978	302,487	1,216,637
Digital	13,893	20,008	77,594	169,883	281,378
Broadcasting	170,180	192,568	197,000	212,785	772,533
All other	86,724	91,230	86,627	86,929	351,510

Total	1,676,869	1,717,989	1,637,310	1,735,482	6,767,650

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	986,500	988,538	985,004	1,052,685	4,012,727
Selling, general and administrative expenses, exclusive of depreciation	294,896	299,539	328,320	355,207	1,277,962
Depreciation	59,602	55,109	57,682	58,594	230,987
Amortization of intangible assets	8,240	6,475	7,123	9,373	31,211
Facility consolidation and asset impairment charges	—	2,501,874	—	5,474,544	7,976,418

Total	1,349,238	3,851,535	1,378,129	6,950,403	13,529,305

Operating income (loss)	327,631	(2,133,546)	259,181	(5,214,921)	(6,761,655)

Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	(11,755)	(252,793)	5,711	(116,088)	(374,925)
Interest expense	(48,549)	(43,957)	(46,802)	(51,537)	(190,845)
Other non-operating items	24,172	5,362	(2,192)	1,088	28,430

Total	(36,132)	(291,388)	(43,283)	(166,537)	(537,340)

Income (loss) before income taxes	291,499	(2,424,934)	215,898	(5,381,458)	(7,298,995)
Provision (benefit) for income taxes	99,700	(134,200)	56,700	(680,600)	(658,400)

Net income (loss)	$191,799	$(2,290,734)	$159,198	$(4,700,858)	$(6,640,595)

Net income attributable to noncontrolling interests	(21)	(22)	(1,141)	(5,786)	(6,970)

Net income (loss) attributable to Gannett Co., Inc.	$191,778	$(2,290,756)	$158,057	$(4,706,644)	$(6,647,565)

Per share computations(1)
Net income (loss) per share — basic	$0.84	$(10.03)	$0.69	$(20.65)	$(29.11)

Net income (loss) per share — diluted	$0.84	$(10.03)	$0.69	$(20.65)	$(29.11)

Dividends per share	$0.40	$0.40	$0.40	$0.40	$1.60

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount for the year.

(2)	Results for the first quarter of 2008 include a special item land sale gain of $26 million pre-tax ($16 million after-tax or $0.07 per share). Refer to page 28 for more information.

(3)	Results for the second quarter of 2008 include the following special items: facility consolidation and asset impairment charges of $2.50 billion pre-tax ($2.37 billion after-tax or $10.37 per share), workforce restructuring and related expenses of $40 million pre-tax ($26 million after-tax or $0.12 per share), a pension gain of $47 million pre-tax ($29 million after-tax or $0.13 per share) and impairment of newspaper publishing partnerships and other equity method investments charges of $261 million pre-tax ($162 million after-tax or $0.71 per share). Refer to page 28 and Notes 3, 4 and 8 to the Consolidated Financial Statements for more information on special items.

(4)	Results for the third quarter of 2008 include a special item workforce restructuring and related expenses charge of $23 million pre-tax ($14 million after-tax or $0.07 per share). Refer to page 28 for more information.

(5)	Results for the fourth quarter of 2008 include the following special items: facility consolidation and asset impairment charges of $5.47 billion pre-tax ($4.78 billion after-tax or $20.97 per share), workforce restructuring and related expenses of $56 million pre-tax ($36 million after-tax or $0.16 per share) and impairment of newspaper publishing partnerships and other equity method investments charge of $121 million pre-tax ($86 million after-tax or $0.38 per share). Refer to page 28 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

SCHEDULE II – Valuation and qualifying accounts and reserves

	Balance at		Additions/(reductions)
In thousands of dollars	beginning	Additions charged	for acquisitions/	Deductions	Balance at
Allowance for doubtful receivables	of period	to cost and expenses	dispositions (2)	from reserves (1)	end of period
Fiscal year ended Dec. 27, 2009	$59,008	$34,492	$213	$(47,458)	$46,255
Fiscal year ended Dec. 28, 2008	$36,772	$57,671	$4,080	$(39,515)	$59,008
Fiscal year ended Dec. 30, 2007	$38,123	$27,786	$174	$(29,311)	$36,772

(1)	Consists of write-offs, net of recoveries in each year.

(2)	Also includes foreign currency translation adjustments in each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 27, 2009.
The effectiveness of our internal control over financial reporting as of Dec. 27, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 27, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Gannett Co., Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon.
McLean, Virginia
February 24, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.
Paul Davidson
Chairman and Chief Executive Officer, Newsquest (2003-present). Age 55. U.K. citizen.
Robert J. Dickey
President, U.S. Community Publishing, formerly Newspaper Division (February 2008-present). Formerly Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008); President and Publisher of The Desert Sun, Palm Springs, CA, (1993-2005) and Group Vice President of the Pacific Group (1997-2005). Age 52.
Craig A. Dubow
Chairman and Chief Executive Officer (February 2010-present) Formerly: Chairman, President and CEO (2006-2010); President and CEO (2005-2006); and President and CEO, Gannett Broadcasting (2001-2005). Age 55.
Daniel S. Ehrman, Jr.
Vice President, Planning & Development (1997-present). Age 63.
George R. Gavagan
Vice President and Controller (1997-present). Age 63.
Roxanne V. Horning
Senior Vice President, Human Resources (July 2006-present). Formerly: Vice President, Human Resources (2005-2006); and Vice President, Compensation and Benefits (2003-2005). Age 60.
David L. Hunke
President and Publisher, USA TODAY (April 2009-present). Formerly: CEO, Detroit Media Partnership and Publisher of Detroit Free Press (2005-2009); and President and Publisher of Rochester Democrat and Chronicle (1999-2005). Age 57.
Dave Lougee
President, Gannett Broadcasting (July 2007-present). Formerly: Executive Vice President, Media Relations, Belo (2006-2007); Senior Vice President, Belo (2005-2006); General Manager, Belo TV and Cable Operations, Seattle/Tacoma (2000-2005). Age 51.
Gracia C. Martore
President, Chief Operating Officer and Chief Financial Officer (February 2010-present). Formerly: Executive Vice President and CFO (2006-2010); Senior Vice President and CFO (2003-2006). Age 58.
Todd A. Mayman
Senior Vice President, General Counsel and Secretary (April 2009-present). Formerly: Vice President, Associate General Counsel, Secretary and Chief Governance Officer (2007-2009); and Vice President, Associate General Counsel and Secretary (2003-2007). Age 50.
Christopher D. Saridakis
Senior Vice President and Chief Digital Officer (2008-present). Formerly: CEO, PointRoll, Inc. (2005-2007). Age 41.
Wendell J. Van Lare
Senior Vice President, Gannett Labor Relations (June 2006-present). Formerly: Vice President and Senior Labor Counsel (1994-2006). Age 64.
John A. Williams
President, Gannett Digital Ventures (January 2008-present). Formerly: President, Gannett Digital (January 2006-December 2007); Senior Vice President, Diversified Business and Development, Newspaper Division (2003-2005). Age 59.

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
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 46.
(2) Financial Statement Schedules.
As listed in the Index to Financial Statements and Supplementary Data on page 46.
Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3) Exhibits.
See Exhibit Index on pages 84-87 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 24, 2010	GANNETT CO., INC. (Registrant)
	By:	/s/ Gracia C. Martore
Gracia C. Martore,
President, Chief Operating Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 24, 2010	/s/ Craig A. Dubow
Craig A. Dubow,
Chairman and Chief Executive Officer (principal executive officer)

Dated: February 24, 2010	/s/ Gracia C. Martore
Gracia C. Martore,
President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

Dated: February 24, 2010	/s/ George R. Gavagan
George R. Gavagan,
Vice President and Controller (principal accounting officer)

Dated: February 24, 2010	/s/ Craig A. Dubow
Craig A. Dubow,
Director, Chairman

Dated: February 24, 2010	/s/ Howard D. Elias
Howard D. Elias, Director

Dated: February 24, 2010	/s/ Arthur H. Harper
Arthur H. Harper, Director

Dated: February 24, 2010	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 24, 2010	/s/ Marjorie Magner
Marjorie Magner, Director

Dated: February 24, 2010	/s/ Scott K. McCune
Scott K. McCune, Director

Dated: February 24, 2010	/s/ Duncan M. McFarland
Duncan M. McFarland, Director

Dated: February 24, 2010	/s/ Donna E. Shalala
Donna E. Shalala, Director

Dated: February 24, 2010	/s/ Neal Shapiro
Neal Shapiro, Director

Dated: February 24, 2010	/s/ Karen Hastie Williams
Karen Hastie Williams, Director

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

2-1	Equity Purchase Agreement, dated as of August 28, 2008, among Cape Publications, Inc., Gannett Satellite Information Network, Inc., Tribune Media Net, Inc. and Tribune National Marketing Company.	Incorporated by reference to Exhibit 2-1 to Gannett Co., Inc.’s Form 8-K dated August 28, 2008 and filed September 3, 2008.

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-8-1	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-9	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A/A filed on May 23, 1990.

4-10	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

Exhibit
Number	Exhibit	Location

10-1	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*
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

10-2	Description of supplemental insurance benefits.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 2002.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Attached.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6	Omnibus Incentive Compensation Plan, as amended.*	Incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 2005.

10-6-1	Amendment to Omnibus Incentive Compensation Plan dated August 7, 2007.*	Incorporated by reference to Exhibit 10-6 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-6-2	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-6-3	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-6-4	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-6-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-5	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

Exhibit
Number	Exhibit	Location

10-6-6	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-7	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-8	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-8-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-8-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-8-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-9	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-9-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-9-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-9-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-10	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-10-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-10-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-10-3	Third Amendment, dated as of September 28, 2009, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

Exhibit
Number	Exhibit	Location

10-11	Summary of Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-7 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-12	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-12-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-13	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-13-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-14	Amendment for section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-15	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-16	Termination Benefits Agreement dated as of December 5, 2007 between Gannett Co., Inc. and Christopher Saridakis.*	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-16-1	Digital Long-Term Incentive Plan dated as of December 4, 2007, as amended February 24, 2009.*†	Incorporated by reference to Exhibit 10-16-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101	The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 27, 2009, formatted in XBRL includes:	Attached.
(1) Consolidated Statements of Income (Loss) for the 2009, 2008 and 2007 fiscal years, (ii) Consolidated Balance Sheets at December 27, 2009 and December 28, 2008, (iii) Consolidated Cash Flow Statements for the 2009, 2008 and 2007 fiscal years; (iv) Consolidated Statements of Equity for the 2009, 2008 and 2007 fiscal years; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
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

*	Asterisks identify management contracts and compensatory plans or arrangements.

†	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with and approved by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that Gannett hopes will enhance the reading and understanding of Gannett’s 2009 Form 10-K.
AMORTIZATION - A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.
BALANCE SHEET - A summary statement that reflects the company’s assets, liabilities and equity at a particular point in time.
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
DIGITAL SEGMENT - Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, Schedule Star and Ripple6.
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
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS - The portion of equity and net earnings in consolidated subsidiaries that is owned by others.
ADVERTISING REVENUES - Amounts charged to customers for space purchased in the company’s newspapers and/or the associated web site. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.
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
STATEMENT OF EQUITY - A statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.
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