Form 10-Q
period 2010-03-28
GANNETT CO INC /DE/
filed 2010-05-04
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value, outstanding as of March 28, 2010, was 238,171,891.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Operations
Gannett Co., Inc. (the Company) reported 2010 first quarter earnings per diluted share of $0.49 compared to $0.34 for the first quarter of 2009.
The results for the first quarter of 2010 include a $2.2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare retiree drug subsidies ($0.01 per share).
The results for the first quarter of 2009 include a $39.8 million pre-tax settlement gain related to one of the Company’s union pension plans ($24.7 million after tax or $0.11 per share) and $6.6 million in pre-tax workforce restructuring costs ($4.3 million after tax or $0.02 per share).
A consolidated summary of the Company’s results is presented below.

In millions of dollars, except per share amounts	2010	2009	Change

Operating revenues	$1,322	$1,378	(4%)
Operating expenses	1,104	1,212	(9%)

Operating income	$218	$166	31%

Non-operating expense	$43	$49	(12%)

Net income attributable to Gannett Co., Inc.	$117	$77	51%
Net income attributable to Gannett Co., Inc.
Per share — basic	$0.49	$0.34	44%
Per share — diluted	$0.49	$0.34	44%
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company has provided in this report amounts for operating expenses, operating income, net income attributable to Gannett Co., Inc. and earnings per share excluding certain special items (non GAAP basis). Management believes results excluding these items better reflect the ongoing performance of the Company and enables management and investors to meaningfully trend, analyze and benchmark the performance of the Company’s operations. These measures are also more comparable to financial measures reported by the Company’s competitors. These results should not be considered a substitute for amounts calculated and reported in accordance with GAAP.
The narrative which follows provides background on key revenue and expense areas and principal factors affecting comparisons and amounts. The narrative is focused mainly on changes in historical financial results. However, certain comparisons identified as “pro forma” below reflect adjustments to historical financial results. To compute pro forma numbers, historical financial results are adjusted to assume that only companies presently consolidated as of the most recent balance sheet date were consolidated throughout all periods covered by the narrative. The pro forma amounts therefore exclude amounts for the exit of a commercial printing business in the third quarter of 2009. The Company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the Company uses this same pro forma data in its external reporting of key financial results and benchmarks.

Operating expenses adjusted to remove the effect of special items noted above are as follows:

In millions of dollars	2010	2009	Change

Operating expense (GAAP basis)	$1,104	$1,212	(9%)
Remove favorable (unfavorable) special items:
Workplace restructuring and related expenses	—	(7)	***
Pension settlement gain	—	40	***

As adjusted (non-GAAP basis)	$1,104	$1,245	(11%)

Operating income adjusted to remove the effect of special items is as follows:

In millions of dollars	2010	2009	Change

Operating income (GAAP basis)	$218	$166	31%
Remove (favorable) unfavorable special items:
Workplace restructuring and related expenses	—	7	***
Pension settlement gain	—	(40)	***

As adjusted (non-GAAP basis)	$218	$133	64%

Net income attributable to Gannett Co., Inc. adjusted to remove the effect of certain special items is as follows:

In millions of dollars	2010	2009(a)	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$117	$77	51%
Remove (favorable) unfavorable special items:
Change in tax status of Medicare subsidy	2	—	***
Workplace restructuring and related expenses	—	4	***
Pension settlement gain	—	(25)	***

As adjusted (non-GAAP basis)	$119	$57	110%

(a)	Numbers do not sum due to rounding.
On an as adjusted basis using non GAAP amounts for expenses, operating results were as follows:

In millions of dollars	2010	2009	Change

Operating revenues	$1,322	$1,378	(4%)
Operating expenses	1,104	1,245	(11%)

Operating income	$218	$133	64%

Non-operating expense	$43	$49	(12%)

Net income attributable to Gannett Co., Inc.	$119	$57	110%
Excluding the special items noted above, net income attributable to Gannett Co., Inc increased 110 percent for the first quarter of 2010 versus the comparable figure for the first quarter of 2009.
Earnings per diluted share rose 44% to $0.49 in the first quarter of 2010 from $0.34 in the first quarter of 2009. The results for the first quarter of 2010 include a $2.2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare retiree drug subsidies ($0.01 per share). The results for the first quarter of 2009 include a $39.8 million pre-tax settlement gain related to one of the Company’s union pension plans ($24.7 million after tax or $0.11 per share) and $6.6 million in pre-tax workforce restructuring costs ($4.3 million after tax or $0.02 per share). Excluding these special items, earnings per diluted share doubled from $0.25 per share in the first quarter of 2009 to $0.50 per share in the first quarter of 2010.

Liquidity Matters
For the first three months of 2010, the Company’s long-term debt was reduced by $260 million reflecting repayments of borrowings under the revolving credit agreements using cash flow from operations. At the end of the first quarter, the Company’s debt was $2.8 billion. The Company’s senior leverage ratio was 2.30x as of March 28, 2010, which is substantially below the leverage cap of 3.50x.
Further information regarding liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” beginning on page 8.
Operating Revenues
Operating revenues declined 4% to $1.3 billion for the first quarter of 2010. Although operating revenues have declined, revenue trend comparisons improved for the quarter reflecting the positive impact healthier economies in the U.S. and UK had on advertising demand. Television advertising revenues also benefited due to increased core revenues and ad spending relating to the Winter Olympic Games. On a pro forma basis, operating revenues decreased 3% for the quarter. March operating revenues on a pro forma basis were lower than a year ago by less than one percent. A more detailed discussion of revenues by business segment is included in following sections of this report.
Operating Expenses
Operating expenses declined 9% to $1.1 billion for the first quarter of 2010 as a result of significantly lower costs due to greater operating efficiencies and substantially lower newsprint expense. Excluding the workforce restructuring expenses and the pension settlement gain in 2009, pro forma operating expenses were 10% lower for the quarter.
Excluding workforce restructuring, payroll expenses were down 8% for the quarter, reflecting headcount reductions across the Company in previous periods.
Newsprint expense was 43% lower for the first quarter of 2010 reflecting a 16% decline in usage as well as a 32% decline in usage prices. Favorable newsprint comparisons are expected to continue through at least the second quarter of 2010.
Publishing Results
Publishing revenues declined 7% to $1.0 billion in the first quarter from $1.1 billion in 2009. In the third quarter of 2009, the Company exited a commercial printing business in the UK, which accounted for $12 million of the total publishing revenue decline for the quarter. On a pro forma basis, publishing revenues declined 6% for the quarter. Pro forma revenue comparisons improved steadily through the quarter and were 8 percentage points better than the fourth quarter comparisons. March pro forma publishing revenues declined just 3%.
On a constant currency basis, pro forma publishing revenues declined 7% for the first quarter. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars increased 9% to 1.57 for the first quarter of 2010 from 1.44 last year.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 66% and 28%, respectively, of total publishing revenues for the first quarter of 2010. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

First Quarter	2010	2009	Change

Advertising	$665,909	$722,755	(8%)
Circulation	284,533	299,683	(5%)
All other	63,837	69,390	(8%)

Total	$1,014,279	$1,091,828	(7%)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

First Quarter	2010	2009	Change

Retail	$335,348	$368,227	(9%)
National	117,424	121,238	(3%)
Classified	213,137	233,290	(9%)

Total publishing advertising revenue	$665,909	$722,755	(8%)

Publishing advertising revenues decreased 8% in the first quarter to $666 million from $723 million in the first quarter of 2009. On a constant currency basis, total publishing advertising revenue would have been 9% lower for the first quarter. For U.S. publishing, advertising revenue decreased 9% for the first quarter, while in the UK, advertising revenues fell 1%. On a constant currency basis, advertising revenues in the UK declined 9% for the first quarter.
All advertising category comparisons improved during the first quarter compared to last year’s fourth quarter comparisons. As a result, the decline in total advertising was 10 percentage points better than fourth quarter year-over-year comparisons. Classified advertising was 14 percentage points better than the fourth quarter comparison while comparisons for retail and national were 9 and 8 percentage points better, respectively. In March, total advertising revenues were just 3% lower than a year ago.
Retail advertising revenues declined 9% for the quarter. In the U.S. retail was down 10% for the quarter while in the UK retail revenues declined 3% in local currency for the quarter.
National advertising revenues declined 3% for the quarter. National advertising revenues increased 8% in the U.S. Community Publishing group and were up 2% in the UK in local currency for the quarter. Ad revenue at USA TODAY, including USATODAY.com, was down 11% for the quarter. Advertising demand at USA TODAY continues to be impacted by the soft travel and lodging markets. Several categories at USA TODAY improved during the quarter including automotive, technology and retail. These revenue gains, however, were more than offset by weakness in the travel, entertainment, financial, telecommunications and pharmaceutical categories.
Classified advertising revenues for the first quarter were down 9% reflecting declines of 9% in the U.S. and 13% at Newsquest in local currency. Automotive, employment and real estate declined 3%, 12% and 15%, respectively. On a constant currency basis, total classified revenues declined 10%. The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis for the first quarter of 2010 compared to the first quarter in 2009 were as follows:

	U.S.	Newsquest	Total Constant
	Publishing	(in pounds)	Currency
Automotive	(3%)	(10%)	(4%)
Employment	(11%)	(20%)	(15%)
Real Estate	(23%)	(1%)	(17%)
Legal	15%	—	15%
Other	(8%)	(13%)	(10%)

	(9%)	(13%)	(10%)
Overall, classified advertising revenue trends improved throughout the first quarter and first quarter comparisons were significantly better than fourth quarter comparisons. First quarter 2010 comparisons for employment and automotive were 26 percentage points and 16 percentage points better than the fourth quarter comparisons. In U.S. Community Publishing, the year-over-year classified comparisons were 13 percentage points better than the fourth quarter comparisons and in the UK, in pounds, classified comparisons improved 11 percentage points versus fourth quarter comparisons.
The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s digital segment. These online/digital advertising revenues increased 5% for the quarter, due to strong results from the classified automotive, national and retail categories, offset slightly by a decline in online employment revenue. Excluding employment, online revenues in the U.S. Community Publishing Group were up 11%.

Circulation revenues declined 5% for the quarter. Revenue comparisons reflect lower circulation volumes. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 9% for the quarter, while Sunday net paid circulation was down 5% for the quarter. The Company continues to focus on improving Sunday home delivery circulation by focusing on its larger U.S Community Publishing properties. As these efforts have begun to take hold, Sunday net paid circulation has reversed trend and was down just 4% in March. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 14% from 2,113,725 in 2009 to 1,826,622 in 2010 reflecting reduced circulation sales from lower business and leisure travel.
The decrease in “All other” revenues for the first quarter is primarily due to the exit of a UK commercial printing business in the third quarter of 2009.
Publishing operating expenses were down 11% in the quarter to $849 million from $955 million in the first quarter of 2009. Operating expenses excluding the pension settlement gain and workforce restructuring costs in the first quarter of 2009 were down 14%. The substantial expense decline reflects the impact of cost efficiency efforts in this quarter and previous quarters as well as significantly lower newsprint expense, partially offset by the reduced furlough savings in the first quarter of 2010 compared to the first quarter of 2009. Newsprint expense was 43% lower for the first quarter of 2010 reflecting a 16% decline in usage and a 32% decline in usage prices. On a pro forma basis, newsprint expense was 41% lower. The Company expects favorable newsprint expense comparisons through at least the second quarter.
Publishing segment operating income was $166 million in the quarter, an increase of 21% compared to $137 million last year. Excluding the pension settlement gain and workforce restructuring costs in the first quarter of 2009, first quarter operating income increased $62 million, or 59%. The increase reflects significantly lower operating expenses partially offset by moderating declines in operating revenues.
Digital Results
The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, Schedule Star and Ripple6. Operating results from Web sites that are associated with publishing businesses and broadcast stations continue to be reported in the publishing and broadcast segments.
Digital segment operating revenues were $141 million in the first quarter compared to $143 million in 2009, a decrease of 2%. The decline reflects continued pressure on employment advertising demand that impacted CareerBuilder’s results. While revenues were lower at CareerBuilder, the decline improved by 11 percentage points relative to the fourth quarter of 2009. The CareerBuilder revenue decline for the first quarter was offset, in part, by a double digit increase in revenues at PointRoll. Digital operating expenses were $137 million in the first quarter compared to $144 million in 2009, a decrease of $7 million or 5%. Costs accrued for an employee incentive compensation plan that is tied to the performance of certain digital businesses impacted operating expenses. Excluding the incentive compensation plan charge, operating expenses would have been over 6% lower compared to last year’s first quarter.
Digital segment operating income was $3 million in the first quarter compared to an operating loss of $1 million in 2009, reflecting earnings improvements at nearly all digital segment businesses. Excluding the incentive compensation plan charge, operating income would have been more than 70% higher than as reported for the first quarter of 2010.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $167 million in the first quarter, a 17% increase compared to $143 million in 2009, reflecting advertising revenue associated with the Winter Olympic Games on the Company’s NBC affiliates as well as an increase in core revenues and solid revenue growth at Captivate. Broadcasting operating expenses for the first quarter totaled $99 million, down 0.4% from first quarter 2009. Savings from efficiency efforts throughout the segment offset higher advertising sales costs.
Reported operating income for the first quarter totaled $68 million, up 55% from $44 million last year.
Television revenues were 15% higher for the quarter reflecting, in part, $19 million in ad spending related to the Olympics. In March, revenues, excluding political, were up in the mid-single digits reflecting double digit growth in several ad categories including automotive, retail and packaged goods. Based on current trends, the Company expects the percentage increase in total television advertising revenues to be in the very high teens to the low twenties for the second quarter of 2010 compared to the second quarter of 2009.

Corporate Expense
Corporate expenses in the first quarter of 2010 increased 38% to $19 million due primarily to increased stock compensation expense, reflecting a substantially higher Company stock price used in the calculation of stock-based award values. Excluding stock compensation, corporate expenses would have been 5% lower.
Non-Operating Income and Expense
Equity Earnings
The $3 million increase in equity income in unconsolidated investees reflects stronger results for certain digital investments, particularly Classified Ventures, and certain newspaper partnerships.
Interest Expense
The Company’s interest expense for the first quarter was $43 million, down 11%. Total average outstanding debt for the first quarter was $3.0 billion in 2010 and $3.9 billion in 2009. The weighted average interest rate for total outstanding debt was 5.39% for the first quarter of 2010 compared to 4.70% last year. Debt was reduced by $260 million during the quarter.
At the end of the first quarter of 2010, the Company had approximately $1.3 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $7 million.
Other Non-Operating Items
The $3 million decrease in other non-operating items for the first quarter of 2010 was due primarily to the absence of gains recognized in 2009 related to the purchase of the then outstanding floating rate notes at a discount.
Provision for Income Taxes
The Company’s effective income tax rate was 32.1% for the first quarter compared to 33.7% for the comparable period of 2009. The lower rate in 2010 reflects refunds and the release of reserves upon the favorable settlement of certain U.S. federal and state issues under examination. The Company’s first quarter 2010 income tax rate includes a $2.2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare retiree drug subsidies.
Net Income Attributable to Gannett Co., Inc.
Net income attributable to Gannett Co., Inc. was $117 million or $0.49 per diluted share for the first quarter of 2010 compared to $77 million or $0.34 per diluted share for the first quarter of 2009.
Refer to the discussion on page 2 of this report for details of the impact of special items affecting reported earnings per share.
The weighted average number of diluted shares outstanding for the first quarter of 2010 totaled 240,613,000 compared to 230,951,000 for the first quarter of 2009. There were no shares repurchased in the first quarter of 2010. See Part II, Item 2 for information on share repurchases.
Certain Matters Affecting Future Operating Results
The Company’s revenues for the remainder of 2010 will be influenced by the economic conditions in the U.S. and UK which are improving. Publishing revenue comparisons are expected to continue to improve throughout 2010 from those experienced in 2009. Broadcast revenues are expected to increase for the balance of the year, but particularly in the third and fourth quarter, due to demand from political ad spending. Operating expenses are expected to decline further for the remainder of 2010, but at a lower rate than in the first quarter, reflecting continued savings from consolidation efforts. Favorable newsprint comparisons are expected through at least the second quarter of 2010. Expense comparisons for the second quarter of 2010 will be affected by the $25 million of company-wide furlough savings realized in the second quarter of 2009. The Company does not have a similar broad based furlough program for the second quarter of 2010.
Absent higher interest rates on current bank revolving credit agreements, new financings or incremental borrowings for acquisitions or other purposes, interest expense will continue to decline over the balance of the year as bank loans are paid down further from operating cash flow.
The Company’s effective income tax rate for the second quarter may be reduced significantly by the release of certain state tax reserves upon the expiration of statutes of limitation.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s cash flow from operating activities was $292 million for the first three months of 2010, compared to $176 million for the first three months of 2009.
Cash flows used in the Company’s investing activities totaled $16 million for the three months of 2010, reflecting $9 million of capital spending, $15 million of payments for certain digital business acquisitions, and $3 million for investments. These cash outflows were partially offset by $5 million of proceeds from the sale of assets and $6 million of proceeds from investments.
Cash flows used for financing activities totaled $271 million for the first three months of 2010 reflecting net debt payments of $262 million and payment of dividends totaling $9 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the first quarter of 2010, totaled $9 million and was paid in April 2010. Cash flows provided by financing activities totaled $389 million for the first three months of 2009. This reflects proceeds borrowed under the Company’s revolving credit agreements to pay down the then outstanding $563 million floating rate notes paid in May 2009. It also includes the payment of dividends totaling $91 million, which represents the Company’s fourth quarter 2008 dividend of $0.40 per share. During the first quarter of 2009, the Board of Directors reduced the quarterly dividend from $0.40 per share to $0.04 per share, a reduction of 90%.
The long-term debt of the Company is summarized below:

In thousands of dollars	Mar. 28, 2010	Dec. 27, 2009

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$432,785	$432,648
Unsecured floating rate term loan due July 2011	230,000	230,000
Borrowings under revolving credit agreements expiring March 2012	1,119,000	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,293	306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,454	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,000	56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	163,329	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,598	246,524

Total long-term debt	$2,801,459	$3,061,951

On February 24, 2010, the Board of Directors declared a dividend of $0.04 per share, payable on April 1, 2010, to shareholders of record as of the close of business on March 5, 2010.
The Company’s three revolving credit agreements and term loan agreement require that the Company maintain a senior leverage ratio of less than 3.5x. The agreements also require the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. Currently, all of the Company’s debt is senior and unsecured. At March 28, 2010, the senior leverage ratio was 2.30x.
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.8 billion at March 28, 2010.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of March 28, 2010, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock in the next few quarters. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $375 million at the end of the first quarter 2010 versus $416 million at the end of 2009. This change reflects a 7% decrease in the exchange rate for the British pound. Newsquest’s assets and liabilities at March 28, 2010 and December 27, 2009 were translated from the British pound to U.S. dollars at an exchange rate of 1.49 and 1.60, respectively. For the first quarter, Newsquest’s financial results were translated at an average rate of 1.57 for 2010 compared to 1.44 for 2009.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2010 would have increased or decreased approximately 2%.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 28, 2010	Dec. 27, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$104,148	$98,795
Trade receivables, less allowance for doubtful receivables (2010 — $49,343; 2009 — $46,255)	653,065	759,934
Other receivables	16,334	20,557
Inventories	64,685	63,752
Deferred income taxes	19,378	19,577
Prepaid expenses and other current assets	88,927	86,427
Assets held for sale	65,646	—

Total current assets	1,012,183	1,049,042

Property, plant and equipment
Cost	4,272,996	4,428,859
Less accumulated depreciation	(2,416,357)	(2,457,041)

Net property, plant and equipment	1,856,639	1,971,818

Intangible and other assets
Goodwill	2,841,888	2,854,247
Indefinite-lived and amortizable intangible assets, less accumulated amortization	556,659	565,610
Deferred income taxes	294,255	302,360
Investments and other assets	395,097	405,355

Total intangible and other assets	4,087,899	4,127,572

Total assets	$6,956,721	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 28, 2010	Dec. 27, 2009
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$200,116	$252,585
Compensation, interest and other accruals	382,175	370,174
Dividends payable	9,745	9,703
Income taxes	56,815	45,085
Deferred income	251,599	222,556

Total current liabilities	900,450	900,103

Income taxes	203,315	206,115
Long-term debt	2,801,459	3,061,951
Postretirement medical and life insurance liabilities	179,753	185,433
Pension liabilities	695,783	708,133
Other long-term liabilities	252,152	260,918

Total liabilities	5,032,912	5,322,653

Redeemable noncontrolling interest	79,684	78,304

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	623,932	629,714
Retained earnings	6,432,241	6,324,586
Accumulated other comprehensive loss	(345,130)	(316,832)

	7,035,462	6,961,887

Less treasury stock, 82,246,741 shares and 87,261,969 shares, respectively, at cost	(5,333,072)	(5,357,962)

Total Gannett Co., Inc. shareholders’ equity	1,702,390	1,603,925

Noncontrolling interests	141,735	143,550

Total equity	1,844,125	1,747,475

Total liabilities, redeemable noncontrolling interest and equity	$6,956,721	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$665,909	$722,755	(7.9)
Publishing circulation	284,533	299,683	(5.1)
Digital	140,638	143,160	(1.8)
Broadcasting	167,488	143,490	16.7
All other	63,837	69,390	(8.0)

Total	1,322,405	1,378,478	(4.1)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	748,559	839,004	(10.8)
Selling, general and administrative expenses, exclusive of depreciation	299,759	309,380	(3.1)
Depreciation	47,941	55,736	(14.0)
Amortization of intangible assets	7,962	8,165	(2.5)

Total	1,104,221	1,212,285	(8.9)

Operating income	218,184	166,193	31.3

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	533	(2,689)	***
Interest expense	(43,480)	(48,912)	(11.1)
Other non-operating items	(523)	2,457	***

Total	(43,470)	(49,144)	(11.5)

Income before income taxes	174,714	117,049	49.3
Provision for income taxes	55,400	39,300	41.0

Net income	119,314	77,749	53.5
Net income attributable to noncontrolling interest	(2,135)	(314)	***

Net income attributable to Gannett Co., Inc.	$117,179	$77,435	51.3

Earnings per share — basic	$0.49	$0.34	44.1

Earnings per share — diluted	$0.49	$0.34	44.1

Dividends per share	$0.04	$0.04	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income	$119,314	$77,749
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	55,903	63,901
Pension (benefit) expense, net of pension contributions	(3,575)	(29,851)
Equity (income) loss in unconsolidated investees, net	(533)	2,689
Stock-based compensation — equity awards	12,943	6,092
Change in other assets and liabilities, net	108,135	55,468

Net cash flow from operating activities	292,187	176,048

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,879)	(18,878)
Payments for acquisitions, net of cash acquired	(15,164)	(5,079)
Payments for investments	(2,716)	(2,827)
Proceeds from investments	5,834	6,861
Proceeds from sale of assets	5,194	5,259

Net cash used for investing activities	(15,731)	(14,664)

Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit agreements	(262,000)	547,000
Payments of unsecured floating rate notes	—	(66,897)
Dividends paid	(9,493)	(91,224)
Proceeds from issuance of common stock upon exercise of stock options	638	—

Net cash (used for) provided by financing activities	(270,855)	388,879

Effect of currency exchange rate change	(248)	(157)

Net increase in cash and cash equivalents	5,353	550,106
Balance of cash and cash equivalents at beginning of period	98,795	98,949

Balance of cash and cash equivalents at end of period	$104,148	$649,055

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2010
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period ended March 28, 2010, and the comparable periods of 2009, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
NOTE 2 — Recently issued accounting standards
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures,” to require a number of additional disclosures regarding fair value measurements. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009. The Company’s disclosures on fair value can be found in Note 9.
NOTE 3 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 28, 2010 and December 27, 2009.

	March 28, 2010		December 27, 2009
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,841,888	—	$2,854,247	—
Indefinite-lived intangibles:
Mastheads and trade names	108,444	—	110,319	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	311,426	148,662	311,840	141,902
Other	59,553	29,406	58,329	28,280
Amortization expense was $8.0 million in the quarter ended March 28, 2010. For the first quarter of 2009, amortization expense was $8.2 million. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through March 28, 2010.

(in thousands of dollars)	Publishing	Digital	Broadcasting	Total
Balance at December 27, 2009
Goodwill	$7,677,800	$670,976	$1,618,429	$9,967,205
Accumulated impairment losses	(7,086,958)	(26,000)	—	(7,112,958)

Net balance at December 27, 2009	590,842	644,976	1,618,429	2,854,247

Activity during the period
Acquisitions and adjustments	1,476	8,744	—	10,220
Assets held for sale	(4,211)	—	—	(4,211)
Foreign currency exchange rate changes	(13,405)	(5,035)	72	(18,368)

Total activity during the period	(16,140)	3,709	72	(12,359)

Balance end of period
Goodwill	7,502,711	674,685	1,618,501	9,795,897
Accumulated impairment losses	(6,928,009)	(26,000)	—	(6,954,009)

Net balance at March 28, 2010	$574,702	$648,685	$1,618,501	$2,841,888

NOTE 4 — Long-term debt
The long-term debt of the Company is summarized below:

	Mar. 28,	Dec. 27,
In thousands of dollars	2010	2009

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$432,785	$432,648
Unsecured floating rate term loan due July 2011	230,000	230,000
Borrowings under revolving credit agreements expiring March 2012	1,119,000	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,293	306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,454	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,000	56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	163,329	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,598	246,524

Total long-term debt	$2,801,459	$3,061,951

For the first three months of 2010, the Company’s long-term debt was reduced by $260 million reflecting repayments of borrowings under the revolving credit agreements using cash flow from operations.

NOTE 5 — Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements, under which most full-time employees are covered. The Gannett Retirement Plan (GRP) is the Company’s principal retirement plan and covers most U.S. employees of the Company and its subsidiaries.
The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended
	Mar. 28,	Mar. 29,
(in millions of dollars)	2010	2009

Service cost-benefits earned during the period	$4.1	$4.3
Interest cost on benefit obligation	43.1	45.7
Expected return on plan assets	(47.7)	(43.5)
Amortization of prior service cost	1.6	0.6
Amortization of actuarial loss	11.1	12.3

Pension expense for Company-sponsored retirement plans	12.2	19.4

Settlement gain	—	(39.8)
Union and other pension cost	1.3	1.3

Pension cost (credit)	$13.5	$(19.1)

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

	Thirteen Weeks Ended
	Mar. 28,	Mar. 29,
(in millions of dollars)	2010	2009

Service cost-benefits earned during the period	$0.4	$0.4
Interest cost on net benefit obligation	2.8	3.5
Amortization of prior service credit	(4.8)	(3.9)
Amortization of actuarial loss	1.2	1.4

Net periodic postretirement benefit (credit) cost	$(0.4)	$1.4

NOTE 7 — Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $125.7 million as of December 27, 2009 and $123.6 million as of the end of the first quarter of 2010. This amount reflects the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 27, 2009 was $191.7 million and as of March 28, 2010 was $186.5 million. The $5.2 million decrease reflects a reduction for prior year tax positions, and a reduction for lapses of statutes of limitations, partially offset by additions in the current year prorated for the first quarter. The reduction for prior year tax positions was primarily related to favorable settlements with tax authorities and currency exchange rate fluctuations.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense. The Company recognized interest and penalty expense (income) of $0.1 million and $(2.0) million during the first quarter of 2010 and 2009, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 27, 2009 was approximately $73.7 million and as of March 28, 2010, was approximately $75.8 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2009 tax years remain subject to examination by the IRS. The 2005 through 2009 tax years generally remain subject to examination by state authorities, and the years 2003-2009 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $51 million within the next 12 months, including $32 million in the second quarter of 2010.
NOTE 8 — Supplemental shareholders’ equity information
The following table summarizes the shareholders’ equity for the 13 weeks ended March 28, 2010 and March 29, 2009. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475
Comprehensive income:
Net income	117,179	2,135	119,314
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,380)	(1,380)
Other comprehensive loss	(28,298)	(2,570)	(30,868)
Dividends declared	(9,524)	—	(9,524)
Stock option and restricted stock compensation	12,943	—	12,943
401(k) match	5,132	—	5,132
Other activity	1,033	—	1,033

Balance at March 28, 2010	$1,702,390	$141,735	$1,844,125

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	77,435	314	77,749
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,285)	(1,285)
Other comprehensive income (loss)	6,512	(3,018)	3,494
Dividends declared	(9,221)	—	(9,221)
Stock option and restricted stock compensation	6,092	—	6,092
401(k) match	12,895	—	12,895
Other activity	2,603	—	2,603

Balance at March 29, 2009	$1,152,198	$114,817	$1,267,015

The table below presents the components of comprehensive income (loss) for the first quarter of 2010 and 2009. Other comprehensive income (loss) consists primarily of foreign currency translation, pension liability adjustments and interest rate swap mark-to-market adjustments.

	Thirteen Weeks Ended
	Mar. 28,	Mar. 29,
(in thousands of dollars)	2010	2009
Net income	$119,314	$77,749
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(1,380)	(1,285)
Other comprehensive income (loss)
Foreign currency translation adjustment	(43,591)	(14,291)
Other	12,723	17,785

Total other comprehensive income (loss)	(30,868)	3,494

Total comprehensive income	87,066	79,958

Comprehensive loss attributable to the noncontrolling interest	(1,815)	(3,989)

Comprehensive income attributable to Gannett Co., Inc.	$88,881	$83,947

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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of March 28, 2010 (in thousands):

	Fair Value Measurements as of
	March 28, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$22,181	$—	$—	$22,181
Rabbi trust investments	$25,837	$—	$—	$25,837
Auction rate securities	$—	$—	$23,457	$23,457
The level 3 securities are auction rate securities held by CareerBuilder. During the period ending March 28, 2010, the Company sold some of these securities receiving proceeds of $4.2 million and recording a gain of $0.4 million. The Company utilized a probability-weighted discounted cash flow technique to determine the fair value of its level 3 securities. The main assumptions used in the fair value calculation were the estimated coupon rate associated with the securities and the discount rate (determined based on market yields of similar taxable obligations).
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.8 billion at March 28, 2010.
In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At March 28, 2010 and December 27, 2009, the aggregate carrying amount of such investments was $15 million and $16 million, respectively. No events or changes in circumstances have occurred since December 27, 2009 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment in 2010.
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

	Thirteen weeks ended
	March 28,	March 29,	% Inc
(unaudited, in thousands of dollars)	2010	2009	(Dec)
Net Operating Revenues:
Publishing	$1,014,279	$1,091,828	(7.1)
Digital	140,638	143,160	(1.8)
Broadcasting	167,488	143,490	16.7

Total	$1,322,405	$1,378,478	(4.1)

Operating Income (net of depreciation and amortization):
Publishing	$165,587	$137,163	20.7
Digital	3,350	(1,200)	***
Broadcasting	68,495	44,146	55.2
Corporate	(19,248)	(13,916)	38.3

Total	$218,184	$166,193	31.3

Depreciation and Amortization:
Publishing	$35,618	$42,155	(15.5)
Digital	8,077	9,091	(11.2)
Broadcasting	8,193	8,603	(4.8)
Corporate	4,015	4,052	(0.9)

Total	$55,903	$63,901	(12.5)

NOTE 11 — Derivative instruments and hedging activities
In August 2007, the Company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive loss with a corresponding adjustment to other long-term liabilities. As a result of a tender offer and strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of the interest rate swaps were recorded through earnings. First quarter 2009 expense associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the Company’s Condensed Consolidated Income Statement, was $4.5 million. First quarter 2009 expense associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the Company’s Condensed Consolidated Income Statement, was $0.6 million.

NOTE 12 — Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

	Thirteen Weeks Ended
	Mar. 28,	Mar. 29,
(in thousands except per share amounts)	2010	2009
Net income attributable to Gannett Co., Inc.	$117,179	$77,435

Weighted average number of common shares outstanding — basic	237,447	229,570
Effect of dilutive securities
Stock options	1,606	486
Restricted stock	1,560	895

Weighted average number of common shares outstanding — diluted	240,613	230,951

Earnings per share — Basic	$0.49	$0.34

Earnings per share — Diluted	$0.49	$0.34

NOTE 13 — Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2010 would have increased or decreased approximately 2%.
At the end of the first quarter of 2010, the Company had approximately $1.3 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $7 million.
The fair value of the Company’s long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.8 billion at March 28, 2010.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2010, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the first quarter of 2010. The approximate dollar value of shares that may yet be purchased under the program is $808.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.
Item 5. Other Information
The Annual Meeting of Shareholders of Gannett Co., Inc. was held on May 4, 2010. The following describes the actions taken at the Annual Meeting.
Ten nominees were re-elected to the Board of Directors with all receiving more than  87% of the votes cast. Tabulation of votes for each of the nominees was as follows:

	For	Withhold
Craig A. Dubow	155,919,994	5,363,211
Howard D. Elias	159,100,919	2,182,286
Arthur H. Harper	154,876,920	6,404,286
John Jeffry Louis	159,202,024	2,081,181
Marjorie Magner	154,830,532	6,452,673
Scott K. McCune	159,110,011	2,173,194
Duncan M. McFarland	154,844,998	6,438,207
Donna E. Shalala	158,864,138	2,419,068
Neal Shapiro	159,069,687	2,213,518
Karen Hastie Williams	141,376,743	19,906,462

The proposal to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm was approved. Tabulation of the votes for the proposal was as follows:

				Broker
	For	Against	Abstain	Non-Vote
Ratification of independent auditors	191,981,480	2,002,506	113,877	- 0 -
The proposal to approve the amended and restated Gannett Co., Inc. 2001 Omnibus Compensation Plan was approved. A copy of the plan, as so amended and restated, is filed as Exhibit 10.2 to this report. Tabulation of the votes for the proposal was as follows:

				Broker
	For	Against	Abstain	Non-Vote
Approval of the amended and restated Gannett Co., Inc. 2001 Omnibus Compensation Plan	129,142,915	30,967,083	1,173,207	32,814,658
As described in our April 15 filing with the Commission of additional proxy materials, on April 15, 2010, the Executive Compensation Committee of the Company’s Board adopted a policy that (i) the Company will no longer include in new or materially amended agreements entered into by the Company with its executive officers (a) excise tax gross-ups with respect to payments contingent upon a change in control or (b) a modified single trigger for payments contingent upon a change in control, and (ii) any new participant entering into the Company’s Transitional Compensation Plan Restatement (the Plan) on or after April 15, 2010 will not be entitled to the benefit of the Plan’s excise tax gross-up or modified single trigger provisions. However, participants who entered into the Plan and executive officers who entered into agreements with the Company prior to April 15, 2010 will be “grandfathered” and will continue to be entitled to the benefit of the excise tax gross-up and modified single trigger provisions in the Plan and such agreements. A copy of the amendment to the Plan is attached as Exhibit 10.3 to this report.
The Company discussed this new policy with the Amalgamated Bank LongView Large Cap 500 Index Fund (the Fund), the proponent of Proposal 4, relating to the use of tax gross-ups as an element of compensation for senior executives, included in the Company’s 2010 proxy statement. The Fund advised the Company that it agrees that the policy substantially implements the shareholder proposal made by the Fund, and as a result the Fund’s representatives did not attend the 2010 annual meeting to make the proposal. Accordingly, the shareholder proposal was not submitted for action at the meeting.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2010	GANNETT CO., INC.
/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 8-K filed on December 19, 2008.

3-3	Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Gannett Co., Inc.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-1	Rights Agreement, dated as of May 21, 1990, between Gannett Co., Inc. and First Chicago Trust Company of New York, as Rights Agent.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-2	Amendment No. 1 to Rights Agreement, dated as of May 2, 2000, between Gannett Co., Inc. and Norwest Bank Minnesota, N.A., as successor rights agent to First Chicago Trust Company of New York.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-A/A filed on May 2, 2000.

4-3	Form of Rights Certificate.	Incorporated by reference to Exhibit 1 to Gannett Co., Inc.’s Form 8-A filed on May 23, 1990.

4-4	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Description of Gannett Co., Inc.’s non-employee director compensation.*	Attached.

10-2	Gannett Co., Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Attached.

10-3	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

Exhibit
Number	Exhibit	Location

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended March 28, 2010 and March 29, 2009, (ii) Condensed Consolidated Balance Sheets at March 28, 2010 and December 27, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended March 28, 2010 and March 29, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
Attached.

*	Asterisks identify management contracts and compensatory plans or arrangements.