Form 10-Q
period 2010-06-27
GANNETT CO INC /DE/
filed 2010-07-30
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of June 27, 2010 was 238,569,572.

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
Exhibit 3-2
Exhibit 31-1
Exhibit 31-2
Exhibit 32-1
Exhibit 32-2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Results from Operations
Gannett Co., Inc. (the Company) reported 2010 second quarter earnings per diluted share of $0.81 including a net gain from discontinued operations of $0.08 per share. Diluted earnings per share from continuing operations, on a GAAP (generally accepted accounting principles) basis for the second quarter of 2010 were $0.73 compared to $0.30 for the second quarter of 2009.
The results for the second quarter of 2010 include a $28.7 million ($0.12 per share) net tax benefit due primarily to the expiration of the statutes of limitations and the release of certain reserves related to the sale of a business in a prior year. The results for the second quarter of 2009 include a $42.7 million pre-tax gain related to the Company’s debt exchange ($26.1 million after tax or $0.11 per share); $16.3 million in pre-tax costs related to workforce restructuring ($10.2 million after tax or $0.04 per share); $47.4 million of pre-tax non-cash charges related primarily to asset impairments in the Company’s publishing segment ($29.6 million after-tax or $0.13 per share); and a $28.0 million non-cash charge for asset write-downs ($24.2 million after-tax or $0.10 per share).
Excluding the impact of the special items noted above, diluted earnings per share increased 33% from $0.46 per share in the second quarter of 2009 to $0.61 per share in the second quarter of 2010.
During the second quarter of 2010, the Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Operating results for the second quarter and year-to-date periods of 2010 and 2009 exclude the disposition gains and operating results from these former properties which have been reclassified to discontinued operations.
A consolidated summary of the Company’s results from continuing operations is presented below.

In thousands of dollars, except per share amounts	2010	2009	Change

Operating revenues	$1,365,143	$1,387,335	(2%)
Operating expenses	1,092,534	1,245,288	(12%)

Operating income	$272,609	$142,047	92%

Non-operating expense	$(37,621)	$(24,550)	53%

Income from continuing operations attributable to Gannett Co., Inc.	$175,165	$70,057	150%
Per share — basic	$0.74	$0.30	147%
Per share — diluted	$0.73	$0.30	143%
In addition to the results reported in accordance with GAAP, the Company has provided in this report amounts for operating expenses, operating income, non-operating (expense) income, net income attributable to Gannett Co., Inc. and earnings per share excluding certain special items (non GAAP basis) as discussed in the second paragraph above. Management believes results excluding these items better reflect the ongoing performance of the Company and enable management and investors to meaningfully trend, analyze and benchmark the performance of the Company’s operations. These measures are also more comparable to financial measures reported by the Company’s competitors. These results should not be considered a substitute for amounts calculated and reported in accordance with GAAP.
The narrative which follows provides background on key revenue and expense areas and principal factors affecting comparisons and amounts. The narrative is focused mainly on changes in historical financial results. However, certain comparisons identified as “pro forma” below reflect adjustments to historical financial results. To compute pro forma numbers, historical financial results are adjusted to assume that only companies presently consolidated as of the most recent balance sheet date were consolidated throughout all periods covered by the narrative. The pro forma amounts therefore exclude amounts for the exit of a commercial printing business in the second quarter of 2009. The Company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the Company uses this same pro forma data in its external reporting of key financial results and benchmarks.
Operating expenses adjusted to remove the effect of special items noted above are as follows:

In thousands of dollars Second Quarter	2010	2009	Change

Operating expense (GAAP basis)	$1,092,534	$1,245,288	(12%)
Remove unfavorable special items:
Workforce restructuring and related expenses	—	(16,290)	***
Facility consolidation and asset impairment charges	—	(47,391)	***

As adjusted (non-GAAP basis)	$1,092,534	$1,181,607	(8%)

Operating income adjusted to remove the effect of special items is as follows:

In thousands of dollars Second Quarter	2010	2009	Change

Operating income (GAAP basis)	$272,609	$142,047	92%
Remove unfavorable special items:
Workforce restructuring and related expenses	—	16,290	***
Facility consolidation and asset impairment charges	—	47,391	***

As adjusted (non-GAAP basis)	$272,609	$205,728	33%

Non-operating (expense) income adjusted to remove the effect of special items is as follows:

In thousands of dollars Second Quarter	2010	2009	Change

Non-operating (expense) income (GAAP basis)	$(37,621)	$(24,550)	53%
Remove (favorable) unfavorable special items:
Debt exchange gain	—	(42,746)	***
Impairment of publishing assets sold	—	28,035	***

As adjusted (non-GAAP basis)	$(37,621)	$(39,261)	(4%)

Net income attributable to Gannett Co., Inc. adjusted to remove the effect of special items is as follows:

In thousands of dollars Second Quarter	2010	2009	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$195,478	$70,481	177%
Remove (favorable) unfavorable special items (net of tax):
Discontinued operations	(20,313)	(424)	***
Prior year tax reserve adjustments, net	(28,700)	—	***
Workforce restructuring and related expenses	—	10,164	***
Facility consolidation and asset impairment charges	—	29,633	***
Debt exchange gain	—	(26,075)	***
Impairment of publishing assets sold	—	24,155	***

As adjusted (non-GAAP basis)	$146,465	$107,934	36%

On an as adjusted basis using non GAAP amounts for expenses, operating results were as follows:

In thousands of dollars Second Quarter	2010	2009	Change

Operating revenues	$1,365,143	$1,387,335	(2%)
Operating expenses	1,092,534	1,181,607	(8%)

Operating income	$272,609	$205,728	33%

Non-operating (expense) income	$(37,621)	$(39,261)	(4%)

Net income attributable to Gannett Co., Inc.	$146,465	$107,934	36%

Earnings from continuing operations per share — diluted	$0.61	$0.46	33%
Earnings from continuing operations per diluted share (GAAP basis) rose 143% to $0.73 in the second quarter of 2010 from $0.30 in the second quarter of 2009. Excluding the special items discussed above, earnings per diluted share increased 33% from $0.46 per share in the second quarter of 2009 to $0.61 per share in the second quarter of 2010.
Earnings from continuing operations per diluted share (GAAP basis) rose 89% to $1.21 in the year-to-date period in 2010 from $0.64 in the year-to-date period in 2009. The results include special items in the second quarter of 2010 and 2009 as discussed above. The results for the first quarter of 2010 include a $2.2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare drug subsidies ($0.01 per share). The results for the first quarter of 2009 include a $39.8 million pre-tax settlement gain related to one of the Company’s union pension plans ($24.7 million after tax or $0.11 per share) and $6.4 million in pre-tax workforce restructuring costs ($4.1 million after tax or $0.02 per share). Excluding all special items in 2010 and 2009, net income from continuing operations attributable to Gannett Co., Inc. increased 60% versus the comparable figure for 2009. Earnings from continuing operations per diluted share excluding special items rose 55% to $1.10 in 2010 versus $0.71 in 2009.
Recent Developments
In July 2010, the Company and Yahoo! Inc. entered into a local advertising partnership that brings together Gannett’s strong local media organization brands, sales capabilities, and leading website audiences with Yahoo!’s high quality audience and display advertising leadership. All of Gannett’s 81 local publishing organizations and seven of its Broadcasting Division sites will sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. As a result, local advertisers will benefit from expanded digital reach and audience targeting capabilities based on geography, user demographics, interests, and more against that expanded audience. In addition, Gannett will be leveraging the targeting and ad ordering capabilities of the APT from Yahoo! platform for local sales.
Liquidity Matters
For the first six months of 2010, the Company’s long-term debt was reduced by $432 million, reflecting repayments of borrowings under the revolving credit agreements using cash flow from operations. At the end of the second quarter, the Company’s total long term debt was $2.6 billion. The Company’s senior leverage ratio was 2.10x as of June 27, 2010, which is substantially below the senior leverage ratio of 3.5x the Company is required to maintain under its revolving credit agreements and term loan agreement.
Further information regarding liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” beginning on page 10.
Operating Revenues
Operating revenues declined 2% to $1.4 billion for the second quarter of 2010 and 3% to $2.7 billion for the first six months of the year. The Company exited a UK-based commercial printing business in the second quarter of 2009 that generated revenue of $13 million in that quarter and $24 million for the year-to-date period. On a pro forma basis, operating revenues decreased 0.7% for the quarter and 2% for the year-to-date period. The exchange rate also had an impact on year-over-year comparisons. On a pro forma basis, adjusted for currency, total operating revenue in the second quarter was just 0.4% lower than the second quarter last year and 2% lower for the year-to-date period. A more detailed discussion of revenues by business segment is included in the following sections of this report.

During the second quarter of 2010, the Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Revenues totaling $10 million and $33 million in the second quarter and year-to-date periods of 2010, respectively, and $25 million and $49 million in the second quarter and year-to-date periods of 2009, respectively, have been reclassified to discontinued operations.
Operating Expenses
Operating expenses declined 12% to $1.1 billion for the second quarter of 2010 and 11% to $2.2 billion for the first six months, as a result of cost control and efficiency efforts company-wide as well as lower newsprint expense, partially offset by approximately $24 million less of furlough savings in the second quarter this year compared to a year ago. Excluding the special items in 2009, pro forma operating expenses were 7% lower for the quarter and 8% lower year-to-date.
Excluding workforce restructuring, payroll expenses were down 2% for the quarter and 5% for the first six months, reflecting headcount reductions across the Company in previous periods partially offset by substantially lower furlough savings.
Newsprint expense was 34% lower for the second quarter, reflecting a 12% decline in usage and a 24% decline in usage prices. For the six month period, newsprint expense was 38% lower as usage prices were 28% lower than last year and consumption was 14% lower.
Publishing Results
Publishing revenues declined 6% to $1.0 billion from $1.1 billion in the second quarter and decreased 7% to $2.0 billion from $2.2 billion year-to-date. In the second quarter of 2009, the Company exited a commercial printing business in the UK, which accounted for $13 million of the total publishing revenue decline for the quarter and $24 million on a year-to-date basis. On a pro forma, constant currency basis, publishing revenues declined 4% for the quarter and 6% year-to-date. Publishing revenue comparisons for the second quarter on a pro forma, constant currency basis were 3 percentage points better than the first quarter comparisons. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 3% to 1.49 for the second quarter of 2010 from 1.54 last year and for the year-to-date period increased 2% to 1.53 from 1.49.
Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 67% and 26%, respectively, of total publishing revenues for the second quarter, and 66% and 27%, respectively, for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Second Quarter	2010	2009	Change

Advertising	$692,172	$734,241	(6%)
Circulation	270,086	287,058	(6%)
All other	64,765	70,716	(8%)

Total	$1,027,023	$1,092,015	(6%)

Year-to-Date	2010	2009	Change

Advertising	$1,341,507	$1,439,059	(7%)
Circulation	549,086	581,190	(6%)
All other	127,889	139,510	(8%)

Total	$2,018,482	$2,159,759	(7%)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Second Quarter	2010	2009	Change

Retail	$350,723	$374,429	(6%)
National	125,766	130,633	(4%)
Classified	215,683	229,179	(6%)

Total publishing advertising revenue	$692,172	$734,241	(6%)

Year-to-Date	2010	2009	Change

Retail	$675,905	$730,793	(8%)
National	242,390	251,555	(4%)
Classified	423,212	456,711	(7%)

Total publishing advertising revenue	$1,341,507	$1,439,059	(7%)

Publishing advertising revenues decreased 6% in the quarter to $692 million from $734 million in the second quarter of 2009 and decreased 7% to $1.3 billion from $1.4 billion on a year-to-date basis. On a constant currency basis, total publishing advertising revenue would have been 5% lower for the second quarter and 7% lower for the year-to-date period. For U.S. publishing, advertising revenue decreased 5% for the second quarter and 7% for the year-to-date period. In the UK, advertising revenues fell 9% for the second quarter and 5% for the year-to-date period. On a constant currency basis, advertising revenues in the UK declined 6% for the second quarter and 8% for the year-to-date period.
Total second quarter advertising comparisons on a constant currency basis were 4 percentage points better than first quarter year-over-year comparisons. Classified and retail drove the better comparisons and were 6 and 4 percentage points better than the first quarter comparisons, respectively. Total advertising revenues in June declined 4 percent excluding the impact of currency, and it was the best comparison month since early 2007.
For the second quarter and year-to-date periods, retail advertising revenues in total declined 6% and 8%, respectively. In the U.S. retail was down 6% for the quarter and 8% for the year-to-date period while in the UK retail revenues declined 4% in local currency for the quarter and year-to-date period.
National advertising revenues declined 4% for the quarter and year-to-date period. Domestically, national advertising revenues decreased 2% for the quarter and 3% year-to-date due to lower results at USA TODAY, partially offset by a double-digit increase in national advertising at U.S. Community Publishing. Advertising demand at USA TODAY continues to be impacted by softness in the travel-related categories. The automotive, retail and packaged goods categories improved during the quarter at USA TODAY while the entertainment, travel, telecommunications and pharmaceutical categories lagged last year. Paid advertising pages at USA TODAY totaled 580 compared with 602 in last year’s second quarter.
Classified advertising revenues declined 6% for the second quarter and 7% for the year-to-date period. Automotive revenue was 2% higher for the quarter, while employment and real estate were down 3% and 11%, respectively. On a year-to-date basis, automotive was flat, followed by employment and real estate which declined 7% and 13%, respectively. The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	U.S.	Newsquest	Total Constant
Second Quarter	Publishing	(in pounds)	Currency

Automotive	5%	(7%)	3%
Employment	5%	(11%)	(1%)
Real Estate	(15%)	5%	(10%)
Legal	0%	—	0%
Other	(7%)	(10%)	(8%)

Total	(3%)	(7%)	(4%)

	U.S.	Newsquest	Total Constant
Year-to-Date	Publishing	(in pounds)	Currency

Automotive	1%	(8%)	0%
Employment	(3%)	(16%)	(8%)
Real Estate	(20%)	2%	(14%)
Legal	7%	—	7%
Other	(8%)	(12%)	(9%)

Total	(6%)	(10%)	(7%)
Overall, classified advertising revenue trends improved throughout the second quarter on a constant currency basis, and second quarter comparisons were significantly better than first quarter comparisons. In local currency, the year over year classified revenue comparisons in both U.S. Publishing and Newsquest were 6 percentage points better than first quarter comparisons. Employment led the way and was 10 percentage points better than first quarter comparisons, while real estate and automotive were both 5 percentage points better. Domestically, employment comparisons were 17 percentage points better than first quarter comparisons followed by automotive and real estate which were both 8 percentage points better. In the UK in pounds, employment, real estate and automotive were 9, 6 and 4 percentage points better than first quarter comparisons, respectively.
The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital Segment. These online/digital advertising revenues increased 12% for the quarter and 9% for the year-to-date period. Online revenue at U.S. Community Publishing grew 14% for the quarter while at Newsquest, digital revenues increased 9%, in pounds.
Circulation revenues declined 6% for the second quarter and first six months of 2010. Revenue comparisons reflect lower circulation volumes. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 6% for the quarter and 8% for the year-to-date period, while Sunday net paid circulation was down 3% for the quarter and 4% year-to-date. The Company continues to focus on improving Sunday home delivery circulation by focusing on its larger U.S Community Publishing properties. As these efforts have begun to take hold, Sunday net paid circulation has sequentially improved as the second quarter comparison was 2 percentage points better than first quarter comparison. In the March Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 14% from 2,113,725 in 2009 to 1,826,622 in 2010, reflecting reduced circulation sales from lower business and leisure travel.
The decrease in “All other” revenues for the second quarter and year-to-date period is primarily due to the exit of a UK commercial printing business in the second quarter of 2009.
Publishing operating expenses were down 16% in the quarter to $847 million from $1.0 billion in the second quarter of 2009. Operating expenses, excluding facility consolidation and asset impairment charges and workforce restructuring costs in the second quarter of 2009, were down 10%. The substantial expense decline reflects continued efforts to create efficiencies and consolidate operations as well as significantly lower newsprint expense, partially offset by the relative absence of approximately $20 million in furlough savings. Year-to-date publishing operating expenses declined 13% to $1.7 billion compared to $1.9 billion a year ago. Excluding facility consolidation and asset impairment charges, workforce restructuring costs and the pension gain in 2009, year-to-date operating expenses declined 12%.
Newsprint expense declined 34% in the second quarter, reflecting a 12% decline in consumption and a 24% decline in usage prices. On a pro forma basis, newsprint expense declined 31%. Year-to-date newsprint expense declined 38% on a 14% decline in consumption and a 28% decline in usage price. The Company expects newsprint expense savings for the third quarter of 2010. However, the favorable comparisons will be narrower than what was realized in the first half of 2010 due to rising prices.
Publishing segment operating income was $180 million in the quarter, an increase of 106% compared to $88 million last year. Excluding the facility consolidation and asset impairment charges and workforce restructuring costs in the second quarter of 2009, operating income increased $31 million, or 21%. The increase reflects significantly lower operating expenses partially offset by moderating declines in operating revenues. Year-to-date publishing operating income was $345 million, compared to $227 million last year. Excluding facility consolidation and asset impairment charges, workforce restructuring costs and the pension gain last year, operating income increased by 35%.

Digital Results
The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, Schedule Star and Ripple6. Operating results from Web sites that are associated with publishing businesses and broadcast stations continue to be reported in the publishing and broadcast segments.
Digital segment operating revenues were $154 million in the second quarter compared to $142 million in 2009, an increase of $12 million or 8%. Year-to-date operating revenues were $295 million compared to $286 million in 2009, an increase of $9 million or 3%. The second quarter increase reflects mid-single digit revenue growth at CareerBuilder, the first quarter of revenue growth at CareerBuilder since 2008’s fourth quarter. Double digit revenue growth at PointRoll and ShopLocal also contributed to the increase. Digital operating expenses were $127 million in the second quarter compared to $124 million in 2009, an increase of $3 million or 2%. Year-to-date operating expenses were $264 million compared to $268 million in 2009, a decrease of $4 million or 2%.
Digital segment operating income was $27 million in the second quarter and $31 million in the year-to-date period compared to $18 million in the second quarter and $17 million in the year-to-date period in 2009, reflecting double digit growth at CareerBuilder, PointRoll and ShopLocal.
Company-wide digital revenues, which include the Digital Segment and all digital revenues generated by the other business segments, were $252 million, 10% higher in the second quarter compared to the second quarter in 2009 and were almost 19% of total operating revenues.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $184 million in the second quarter, a 20% increase compared to $153 million in 2009, reflecting stronger core revenues, substantially higher advertising related to political and issue spending and solid revenue growth at Captivate. Year-to-date revenues were $352 million, a 19% increase compared to $296 million in 2009. Broadcasting operating expenses for the second quarter totaled $106 million, up 3% from the second quarter 2009 reflecting higher advertising sales costs and the absence of furlough savings of approximately $3 million in the second quarter last year offset, in part, by the impact of efficiency and cost control efforts. Year-to-date operating expenses increased just 1%.
Reported operating income for the second quarter totaled $78 million, up $28 million, or 56%, on a revenue increase of $31 million. Year-to-date operating income was $147 million, up $53 million, or 56%, on a revenue increase of $55 million.
Television revenues were 20% higher for the second quarter reflecting a 70% increase in the automotive category, double digit increases in retail and packaged goods as well as a $10 million increase in politically related advertising. Television revenues were 18% higher for the year-to-date period. Based on current trends, the Company expects the percentage increase in television advertising revenues to be in the mid-twenties for the third quarter of 2010 compared to the third quarter of 2009. However, it is early in the quarter to gauge results, particularly for political spending which will be placed primarily late in the quarter.
Corporate Expense
Corporate expense in the second quarter of 2010 decreased 5% to $13.6 million from $14.3 million in the second quarter of 2009. Year-to-date corporate expense increased to $33 million from $28 million a year ago due primarily to increased stock compensation expense, reflecting a substantially higher company stock price used in 2010 for the calculation of stock-based award values. Excluding stock compensation, corporate expenses on a year-to-date basis would have been 5% lower.
Non-Operating Income and Expense
Equity Earnings
The $5 million increase in equity income in unconsolidated investees for the quarter and the $8 million increase year-to-date reflect stronger results for certain newspaper partnerships and certain digital investments, particularly Classified Ventures.
Interest Expense
The Company’s interest expense for the second quarter was $42 million and $86 million year-to-date, down 4% and 8% respectively. Total average outstanding debt for the second quarter was $2.8 billion in 2010 and $4.0 billion in 2009. For the year-to-date periods of 2010 and 2009, total average outstanding debt was $2.9 billion and $3.9 billion, respectively. The weighted average interest rate for total outstanding debt was 5.67% for the second quarter of 2010 compared to 4.13% last year and 5.53% year-to-date compared to 4.41% last year. Debt was reduced by $171 million during the quarter and $432 million year-to-date.
At the end of the second quarter of 2010, the Company had approximately $1.2 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $6 million.
Other Non-Operating Items
The $20 million decrease in other non-operating items for the second quarter of 2010 reflects primarily the net impact of the $42.7 million pre-tax gain related to the Company’s debt exchange and the $28.0 million pre-tax non-cash charge for asset write-downs, which were both recognized in the second quarter of 2009. Excluding those special items, non-operating items totaling a $2.9 million loss in the second quarter of 2010 would have compared to non-operating income of $1.9 million in the second quarter of 2009. The decline reflects losses in 2010 associated with certain financial investments.
On a year-to-date basis, other non-operating items declined $22 million to a net expense of $3.5 million. Excluding the special items discussed above, non operating income would have been $4.3 million for the year-to-date period in 2009. The decline to a net expense of $3.5 million in 2010 reflects losses associated with certain financial investments.
Provision for Income Taxes
The Company’s effective income tax rate for continuing operations was 22.0% for the second quarter and 26.3% for the first six months of 2010, compared to 36.1% and 34.9% for the comparable periods of 2009. The tax rate for the second quarter and first six months of 2010 includes a special net tax benefit of $28.7 million from the release of tax reserves related to the sale of a business in a prior year, partially offset by additions to reserves for prior year tax positions. The tax rate for the first six months of 2010 also includes a special $2.2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare retiree drug subsidies. Absent the effect of the special items noted above, the tax rate was 34.8% in the second quarter of 2010 and 32.0% in the second quarter of 2009. On a year-to-date basis, the tax rate excluding special items was 33.0% in 2010 and 31.9% in 2009. The lower rate for 2009 reflects the release of reserves upon the favorable settlement of certain U.S. federal and state issues under examination.
Income from Continuing Operations Attributable to Gannett Co., Inc.
Income from continuing operations attributable to Gannett Co., Inc. was $175 million or $0.73 per diluted share for the second quarter of 2010 compared to $70 million or $0.30 per diluted share for the second quarter of 2009. For the year-to-date period of 2010 income from continuing operations attributable to Gannett Co., Inc. was $292 million or $1.21 per diluted share compared to $149 million or $0.64 per diluted share in 2009.
Refer to the discussion on page 2 of this report for details of the impact of special items affecting reported earnings per share.
The weighted average number of diluted shares outstanding for the second quarter of 2010 totaled 241,505,000 compared to 234,745,000 for the second quarter of 2009. For the first six months of 2010 and 2009, the weighted average number of diluted shares outstanding totaled 241,053,000 and 232,848,000 respectively. There were no shares repurchased in 2009 or the first two quarters of 2010. See Part II, Item 2 for information on share repurchases.
Discontinued Operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and a small directory publishing operation in Michigan. The revenues and expenses, along with associated income taxes, from each of these properties have been removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Income titled “(Loss) income from the operation of discontinued operations, net of tax” for each period presented. Loss from discontinued operations per diluted share for the second quarter and year-to-date period in 2010 was $0.01 and zero, respectively. The Company also reported earnings of $21.2 million or $0.09 per diluted share for the gain on the disposition of these properties.

Certain Matters Affecting Future Operating Results
The Company’s revenues for the remainder of 2010 will be influenced by economic conditions in the U.S. and UK. Publishing and digital revenue comparisons are expected to continue to improve throughout 2010 from those experienced in 2009. Broadcast revenues are expected to increase for the balance of the year due to demand for both political and core ad spending. Operating expenses are expected to decline further for the remainder of 2010, but at a lower rate than in the first six months of 2010, reflecting continued savings from consolidation efforts. Favorable newsprint comparisons are expected in the third quarter of 2010. However, the favorable comparisons will be narrower than what was realized in the first half of 2010 due to rising prices.
Absent higher interest rates on bank revolving credit agreements, new financings or incremental borrowings for acquisitions or other purposes, interest expense will continue to decline over the balance of the year as bank revolving credit borrowings are paid down further from operating cash flow.
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s cash flow from operating activities was $441 million for the first six months of 2010, compared to $397 million for the first six months of 2009.
Cash flows provided by investing activities totaled $71 million for the six months of 2010, reflecting $20 million of capital spending, $15 million of payments for certain digital business acquisitions, and $4 million for investments. These cash outflows were offset by $97 million of proceeds from the sale of assets which includes proceeds from the sales of The Honolulu Advertiser and a small directory publishing operation in Michigan as well as proceeds of $28 million received in connection with the sale of auction rate securities held by CareerBuilder. The Company also received $13 million of proceeds from investments.
Cash flows used for financing activities totaled $453 million for the first six months of 2010 reflecting net debt payments of $435 million and payment of dividends totaling $19 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the second quarter of 2010, totaled $10 million and was paid in July 2010. Cash flows used for financing activities totaled $365 million for the first six months of 2009.
The long-term debt of the Company is summarized below:

In thousands of dollars	June 27, 2010	Dec. 27, 2009

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$432,922	$432,648
Unsecured floating rate term loan due July 2011	230,000	230,000
Borrowings under revolving credit agreements expiring March 2012	946,000	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,328	306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,607	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,323	56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	164,182	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,673	246,524

Total long-term debt	$2,630,035	$3,061,951

On May 4, 2010, the Board of Directors declared a dividend of $0.04 per share, payable on July 1, 2010, to shareholders of record as of the close of business on June 4, 2010.
The Company’s three revolving credit agreements and term loan agreement require that the Company maintain a senior leverage ratio of less than 3.5x. The agreements also require the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. Currently, all of the Company’s debt is senior and unsecured. At June 27, 2010, the senior leverage ratio was 2.10x.
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.6 billion at June 27, 2010.

On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of June 27, 2010, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $377 million at the end of the second quarter 2010 versus $416 million at the end of 2009. This change reflects a 6% decrease in the exchange rate for the British pound. Newsquest’s assets and liabilities at June 27, 2010 and December 27, 2009 were translated from the British pound to U.S. dollars at an exchange rate of 1.51 and 1.60, respectively. For the second quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.49 for 2010 compared to 1.54 for 2009. Year-to-date results were translated at an average rate of 1.53 in 2010 compared to 1.49 for 2009.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter and year-to-date period of 2010 would have increased or decreased approximately 1%.
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
Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continuance of the economic recessionary conditions in the U.S. and the UK or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (c) a decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (1) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, or other intangible asset or property, plant and equipment impairment charges; (n) credit rating downgrades, which could affect the availability and cost of future financing; and (o) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 27, 2010	Dec. 27, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157,208	$98,795
Trade receivables, less allowance for doubtful receivables (2010 - $46,663; 2009 - $46,255)	647,224	759,934
Other receivables	20,503	20,557
Inventories	62,378	63,752
Deferred income taxes	18,663	19,577
Prepaid expenses and other current assets	73,521	86,427
Assets held for sale	19,654	—

Total current assets	999,151	1,049,042

Property, plant and equipment
Cost	4,270,235	4,428,859
Less accumulated depreciation	(2,449,865)	(2,457,041)

Net property, plant and equipment	1,820,370	1,971,818

Intangible and other assets
Goodwill	2,834,025	2,854,247
Indefinite-lived and amortizable intangible assets, less accumulated amortization	549,785	565,610
Deferred income taxes	259,364	302,360
Investments and other assets	383,191	405,355

Total intangible and other assets	4,026,365	4,127,572

Total assets	$6,845,886	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 27, 2010	Dec. 27, 2009
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$174,627	$252,585
Compensation, interest and other accruals	350,178	370,174
Dividends payable	9,756	9,703
Income taxes	40,921	45,085
Deferred income	229,845	222,556

Total current liabilities	805,327	900,103

Income taxes	166,915	206,115
Long-term debt	2,630,035	3,061,951
Postretirement medical and life insurance liabilities	174,233	185,433
Pension liabilities	704,597	708,133
Other long-term liabilities	240,317	260,918

Total liabilities	4,721,424	5,322,653

Redeemable noncontrolling interest	81,142	78,304

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares;
Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	624,935	629,714
Retained earnings	6,618,191	6,324,586
Accumulated other comprehensive loss	(346,687)	(316,832)

	7,220,858	6,961,887

Less treasury stock, 85,849,060 shares and 87,261,969 shares, respectively, at cost	(5,323,510)	(5,357,962)

Total Gannett Co., Inc. shareholders’ equity	1,897,348	1,603,925

Noncontrolling interests	145,972	143,550

Total equity	2,043,320	1,747,475

Total liabilities, redeemable noncontrolling interest and equity	$6,845,886	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	June 27, 2010	June 28, 2009	(Dec)
Net Operating Revenues:
Publishing advertising	$692,172	$734,241	(5.7)
Publishing circulation	270,086	287,058	(5.9)
Digital	154,104	142,354	8.3
Broadcasting	184,016	152,966	20.3
All other	64,765	70,716	(8.4)

Total	1,365,143	1,387,335	(1.6)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	745,489	848,257	(12.1)
Selling, general and administrative expenses, exclusive of depreciation	292,691	288,200	1.6
Depreciation	46,274	53,208	(13.0)
Amortization of intangible assets	8,080	8,232	(1.8)
Facility consolidation and asset impairment charges	—	47,391	***

Total	1,092,534	1,245,288	(12.3)

Operating income	272,609	142,047	91.9

Non-operating (expense) income:
Equity income in unconsolidated investees, net	7,503	2,839	164.3
Interest expense	(42,190)	(43,971)	(4.1)
Other non-operating items	(2,934)	16,582	***

Total	(37,621)	(24,550)	53.2

Income before income taxes	234,988	117,497	100.0
Provision for income taxes	49,400	39,614	24.7

Income from continuing operations	185,588	77,883	138.3
(Loss) income from the operation of discontinued operations, net of tax	(882)	424	***
Gain on disposal of newspaper businesses, net of tax	21,195	—	***

Net income	205,901	78,307	162.9
Net income attributable to noncontrolling interest	(10,423)	(7,826)	33.2

Net income attributable to Gannett Co., Inc.	$195,478	$70,481	177.3

Income from continuing operations attributable to Gannett Co., Inc.	$175,165	$70,057	150.0
(Loss) income from the operation of discontinued operations, net of tax	(882)	424	***
Gain on disposal of publishing businesses, net of tax	21,195	—	***

Net income attributable to Gannett Co., Inc.	$195,478	$70,481	177.3

Earnings from continuing operations per share — basic	$0.74	$0.30	146.7
Earnings (loss) from discontinued operations
Discontinued operations per share — basic	(0.01)	—	***
Gain on disposal of newspaper businesses per share — basic	0.09	—	***

Net income per share — basic	$0.82	$0.30	173.3

Earnings from continuing operations per share — diluted	$0.73	$0.30	143.3
Earnings (loss) from discontinued operations
Discontinued operations per share — diluted	(0.01)	—	***
Gain on disposal of newspaper businesses per share — diluted	0.09	—	***

Net income per share — diluted	$0.81	$0.30	170.0

Dividends per share	$0.04	$0.04	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six Weeks Ended		% Inc
	June 27, 2010	June 28, 2009	(Dec)
Net Operating Revenues:
Publishing advertising	$1,341,507	$1,439,059	(6.8)
Publishing circulation	549,086	581,190	(5.5)
Digital	294,742	285,514	3.2
Broadcasting	351,504	296,456	18.6
All other	127,889	139,510	(8.3)

Total	2,664,728	2,741,729	(2.8)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,477,598	1,667,411	(11.4)
Selling, general and administrative expenses, exclusive of depreciation	587,824	592,068	(0.7)
Depreciation	93,625	108,354	(13.6)
Amortization of intangible assets	16,042	16,397	(2.2)
Facility consolidation and asset impairment charges	—	47,391	***

Total	2,175,089	2,431,621	(10.5)

Operating income	489,639	310,108	57.9

Non-operating (expense) income:
Equity income in unconsolidated investees, net	8,036	150	***
Interest expense	(85,663)	(92,882)	(7.8)
Other non-operating items	(3,457)	19,039	***

Total	(81,084)	(73,693)	10.0

Income before income taxes	408,555	236,415	72.8
Provision for income taxes	104,213	79,628	30.9

Income from continuing operations	304,342	156,787	94.1
Loss from the operation of discontinued operations, net of tax	(322)	(731)	(56.0)
Gain on disposal of newspaper businesses, net of tax	21,195	—	***

Net income	325,215	156,056	108.4
Net income attributable to noncontrolling interest	(12,558)	(8,140)	54.3

Net income attributable to Gannett Co., Inc.	$312,657	$147,916	111.4

Income from continuing operations attributable to Gannett Co., Inc.	$291,784	$148,647	96.3
Loss from the operation of discontinued operations, net of tax	(322)	(731)	(56.0)
Gain on disposal of publishing businesses, net of tax	21,195	—	***

Net income attributable to Gannett Co., Inc.	$312,657	$147,916	111.4

Earnings from continuing operations per share — basic	$1.23	$0.64	92.2
Earnings (loss) from discontinued operations
Discontinued operations per share — basic	(0.01)	—	***
Gain on disposal of newspaper businesses per share — basic	0.09	—	***

Net income per share — basic	$1.31	$0.64	104.7

Earnings from continuing operations per share — diluted	$1.21	$0.64	89.1
Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	***
Gain on disposal of newspaper businesses per share — diluted	0.09	—	***

Earnings per share — diluted	$1.30	$0.64	103.1

Dividends per share	$0.08	$0.08	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six Weeks Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$325,215	$156,056
Adjustments to reconcile net income to operating cash flows:
Debt exchange gain	—	(42,746)
Gain on sale of discontinued operations, net of tax	(21,195)	—
Depreciation and amortization	110,472	125,931
Facility consolidation and asset impairment charges	—	75,426
Pension expense (benefit), net of pension contributions	3,033	(17,162)
Equity income in unconsolidated investees, net	(8,036)	(150)
Stock-based compensation — equity awards	17,181	11,092
Change in other assets and liabilities, net	14,749	88,269

Net cash flow from operating activities	441,419	396,716

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,900)	(33,214)
Payments for acquisitions, net of cash acquired	(15,164)	(7,098)
Payments for investments	(4,116)	(3,724)
Proceeds from investments	12,809	9,668
Proceeds from sale of assets	97,171	7,609

Net cash provided by (used for) investing activities	70,800	(26,759)

Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit agreements	(435,000)	366,000
Payments of unsecured floating rate notes	—	(630,501)
Dividends paid	(19,023)	(100,500)
Proceeds from issuance of common stock upon exercise of stock options	1,041	—

Net cash used for financing activities	(452,982)	(365,001)

Effect of currency exchange rate change	(824)	463

Net increase in cash and cash equivalents	58,413	5,419
Balance of cash and cash equivalents at beginning of period	98,795	98,949

Balance of cash and cash equivalents at end of period	$157,208	$104,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2010
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended June 27, 2010, and the comparable periods of 2009, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
During the quarter, the company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Income from continuing operations for the second quarter and year-to-date periods exclude the disposition gains and operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and twenty-six week periods ended June 27, 2010 and June 28, 2009, are as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended
(in thousands of dollars)	June 27, 2010	June 28, 2009
Revenues	$9,890	$25,258
Pretax (loss) income	$(1,905)	$710
Net (loss) income	$(882)	$424
Gains (after tax)	$21,195	—

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
(in thousands of dollars)	June 27, 2010	June 28, 2009
Revenues	$32,710	$49,342
Pretax loss	$(758)	$(1,159)
Net loss	$(322)	$(731)
Gains (after tax)	$21,195	—

NOTE 2 — Facility consolidation and asset impairment charges
Difficult business conditions required the Company to perform impairment tests on certain goodwill and property, plant and equipment during its 2009 second quarter. As a result, the Company recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets held for sale to fair value less costs to sell.
A summary of these charges for the thirteen and twenty-six weeks ended June 28, 2009 is presented below:

	Pre Tax	After Tax	Per Diluted Share
(in millions, except per share amounts)	Amount (a)	Amount	Amount (a)

Facility consolidation and asset impairment charges
Goodwill:
Publishing	$17	$10	$0.04
Property, plant and equipment:
Publishing	25	16	0.07
Other:
Publishing	5	3	0.01
Broadcasting	1	1	—

Total other	6	4	0.02

Total facility consolidation and asset impairment charges	47	30	0.13

Impairment of publishing assets sold	28	24	0.10

Total charges	$75	$54	$0.23

(a)	Total amounts may not sum due to rounding.
The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic of Accounting Standards Codification (ASC) Topic 350. Because of difficult business conditions, testing for certain reporting units was updated during the second quarter of 2009. For one of the reporting units in the publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using a multiple of earnings technique. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied value of goodwill for this reporting unit was less than the carrying amount by $17 million, and therefore an impairment charge in this amount was taken. Deferred tax benefits were recognized for this charge and therefore the after-tax effect of the goodwill impairment was $10 million or $0.04 per share.
The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second quarter of 2009 due to softening business conditions. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using a discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. As a result of the application of the requirements of ASC Topic 360, the Company recorded pre-tax charges of $25 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $16 million or $0.07 per share.
The charges in the second quarter of 2009 of $6 million pre-tax included in the “Other” category above include shut down costs as well as the impairment of certain broadcast programming assets.
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

NOTE 3 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 27, 2010 and December 27, 2009.

	June 27, 2010		December 27, 2009
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,834,025	—	$2,854,247	—
Indefinite-lived intangibles:
Mastheads and trade names	108,716	—	110,319	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	309,781	153,162	311,840	141,902
Other	60,545	31,399	58,329	28,280
Amortization expense was $8.1 million in the quarter ended June 27, 2010 and $16.0 million year-to-date. For the second quarter and year-to-date of 2009, amortization expense was $8.2 million and $16.4 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.
The following table summarizes the changes in the Company’s net goodwill balance through June 27, 2010.

(in thousands of dollars)	Publishing	Digital	Broadcasting	Total
Balance at December 27, 2009
Goodwill	$7,677,800	$670,976	$1,618,429	$9,967,205
Accumulated impairment losses	(7,086,958)	(26,000)	—	(7,112,958)

Total	590,842	644,976	1,618,429	2,854,247

Activity during the period
Acquisitions and adjustments	1,476	8,258	—	9,734
Dispositions	(5,927)	—	—	(5,927)
Foreign currency exchange rate changes	(11,459)	(12,615)	45	(24,029)

Total	(15,910)	(4,357)	45	(20,222)

Balance at June 27, 2010
Goodwill	7,526,014	666,619	1,618,474	9,811,107
Accumulated impairment losses	(6,951,082)	(26,000)	—	(6,977,082)

Total	$574,932	$640,619	$1,618,474	$2,834,025

NOTE 4 — Long-term debt
The long-term debt of the Company is summarized below:

	June 27,	December 27,
In thousands of dollars	2010	2009

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$432,922	$432,648
Unsecured floating rate term loan due July 2011	230,000	230,000
Borrowings under revolving credit agreements expiring March 2012	946,000	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,328	306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,607	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,323	56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	164,182	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,673	246,524

Total long-term debt	$2,630,035	$3,061,951

For the first six months of 2010, the Company’s long-term debt was reduced by $432 million reflecting repayments of borrowings under the revolving credit agreements of $435 million partially offset by debt discount amortization.
NOTE 5 — Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(in millions of dollars)	2010	2009	2010	2009

Service cost-benefits earned during the period	$3.5	$3.8	$7.6	$8.1
Interest cost on benefit obligation	48.4	44.0	91.5	89.7
Expected return on plan assets	(51.7)	(42.8)	(99.4)	(86.3)
Amortization of prior service cost	1.9	0.6	3.5	1.2
Amortization of actuarial loss	13.6	12.0	24.7	24.2

Pension expense for Company-sponsored retirement plans	15.7	17.6	27.9	36.9
Curtailment gain	(0.6)	—	(0.6)	—
Settlement gain	—	—	—	(39.8)
Union and other pension cost	1.3	1.3	2.6	2.6

Pension cost (benefit)	$16.4	$18.9	$29.9	$(0.3)

During the first quarter of 2009, the Company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. Under the agreement, the Company made final settlement payments of $7.3 million and $7.7 million in May 2009 and May 2010, respectively. As a result of this agreement, the Company recognized a pre-tax pension settlement gain of $39.8 million in the first quarter of 2009.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(in millions of dollars)	2010	2009	2010	2009

Service cost-benefits earned during the period	$—	$0.4	$0.4	$0.8
Interest cost on net benefit obligation	2.5	3.5	5.3	7.0
Amortization of prior service credit	(4.8)	(3.9)	(9.7)	(7.8)
Amortization of actuarial loss	1.2	1.4	2.4	2.8

Net periodic postretirement benefit (credit) cost	$(1.1)	$1.4	$(1.6)	$2.8

NOTE 7 — Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $125.7 million as of December 27, 2009 and $123.3 million as of the end of the second quarter of 2010. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 27, 2009 was $191.7 million and as of June 27, 2010 was $182.4 million. The $9.3 million decrease reflects a reduction for the lapse of statutes of limitations related to the sale of a business in a prior year of $31.9 million, reductions for tax positions of prior years of $14.1 million and settlements of $1.7 million related to state audit agreements. The balance decline from these factors is partially offset by an increase for prior year tax positions of $30.3 million and additions in the current year of $8.1 million.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized interest and penalty expense (income), net, of $(37.3) million and $(0.3) million during the second quarters of 2010 and 2009, respectively, and $(37.2) million and $(2.3) million for the year-to-date 2010 and 2009 periods, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 27, 2009 was approximately $73.7 million and as of June 27, 2010, was approximately $39.0 million. The net decline relates to the matters affecting unrecognized tax benefits as discussed in the preceding paragraph.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2009 tax years remain subject to examination by the IRS. The 2005 through 2009 tax years generally remain subject to examination by state authorities, and the years 2003-2009 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $19 million within the next 12 months.

NOTE 8 — Supplemental shareholders’ equity information
The following table summarizes the shareholders’ equity for the twenty-six weeks ended June 27, 2010 and June 28, 2009. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475
Comprehensive income:
Net income	312,657	12,558	325,215
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(2,838)	(2,838)
Other comprehensive loss	(29,855)	(7,676)	(37,531)
Dividends declared	(19,053)	—	(19,053)
Stock option and restricted stock compensation	17,181	—	17,181
401(k) match	11,050	—	11,050
Dispositions	—	378	378
Other activity	1,443	—	1,443

Balance at June 27, 2010	$1,897,348	$145,972	$2,043,320

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	147,916	8,140	156,056
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(2,641)	(2,641)
Other comprehensive income	79,137	396	79,533
Dividends declared	(18,532)	—	(18,532)
Stock option and restricted stock compensation	11,093	—	11,093
401(k) match	26,133	—	26,133
Other activity	6,312	1,978	8,290

Balance at June 28, 2009	$1,307,941	$126,679	$1,434,620

The table below presents the components of comprehensive income for the second quarter and year-to-date periods of 2010 and 2009. Other comprehensive income (loss) consists primarily of foreign currency translation, pension liability adjustments and interest rate swap mark-to-market adjustments.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands of dollars)	2010	2009	2010	2009

Net income	$205,901	$78,307	$325,215	$156,056
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(1,458)	(1,356)	(2,838)	(2,641)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,020)	89,402	(46,611)	75,111
Other	(3,643)	(13,363)	9,080	4,422

Total other comprehensive income (loss)	(6,663)	76,039	(37,531)	79,533

Total comprehensive income	197,780	152,990	284,846	232,948

Comprehensive income attributable to the noncontrolling interest	3,859	9,884	2,044	5,895

Comprehensive income attributable to Gannett Co., Inc.	$193,921	$143,106	$282,802	$227,053

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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of June 27, 2010 (in thousands):

	Fair Value Measurements as of
	June 27, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$13,705	$—	$—	$13,705
Rabbi trust investments	$24,066	$—	$—	$24,066
During the twenty-six weeks ending June 27, 2010, the Company sold auction rate securities held by CareerBuilder, receiving proceeds of $28.4 million and recording a gain of $2.1 million.
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.6 billion at June 27, 2010.
In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and are reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At June 27, 2010 and December 27, 2009, the aggregate carrying amount of such investments was $12 million and $16 million, respectively. At June 27, 2010, the Company concluded that one of its investments had an other-than-temporary impairment. Therefore, the carrying value of this investment was written down to fair value. No events or changes in circumstances have occurred since December 27, 2009 that suggest a significant and adverse effect on the fair value of the remaining $12 million in investments. Accordingly, the Company did not evaluate such investments for impairment in 2010.

NOTE 10 — Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are publishing, digital, and broadcasting. Publishing includes U.S. Community Publishing, Newsquest operations in the UK and the USA TODAY group. The digital segment includes CareerBuilder, ShopLocal, Schedule Star, Planet Discover, PointRoll and Ripple6. Broadcasting includes the Company’s 23 television stations and Captivate.
(unaudited, in thousands of dollars)

	Thirteen weeks ended
	June 27,	June 28,	% Inc
	2010	2009	(Dec)
Net Operating Revenues:
Publishing	$1,027,023	$1,092,015	(6.0)
Digital	154,104	142,354	8.3
Broadcasting	184,016	152,966	20.3

Total	$1,365,143	$1,387,335	(1.6)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$180,330	$87,738	105.5
Digital	27,493	18,406	49.4
Broadcasting	78,387	50,233	56.0
Corporate	(13,601)	(14,330)	(5.1)

Total	$272,609	$142,047	91.9

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$34,251	$86,274	(60.3)
Digital	7,964	8,839	(9.9)
Broadcasting	8,159	9,667	(15.6)
Corporate	3,980	4,051	(1.8)

Total	$54,354	$108,831	(50.1)

	Twenty-six Weeks Ended
	June 27,	June 28,	% Inc
	2010	2009	(Dec)
Net Operating Revenues:
Publishing	$2,018,482	$2,159,759	(6.5)
Digital	294,742	285,514	3.2
Broadcasting	351,504	296,456	18.6

Total	$2,664,728	$2,741,729	(2.8)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$344,763	$226,769	52.0
Digital	30,843	17,206	79.3
Broadcasting	146,882	94,379	55.6
Corporate	(32,849)	(28,246)	16.3

Total	$489,639	$310,108	57.9

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$69,279	$127,839	(45.8)
Digital	16,041	17,930	(10.5)
Broadcasting	16,352	18,270	(10.5)
Corporate	7,995	8,103	(1.3)

Total	$109,667	$172,142	(36.3)

NOTE 11 — Derivative instruments and hedging activities
In August 2007, the Company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive loss with a corresponding adjustment to other long-term liabilities. As a result of a tender offer and strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive income (loss) related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of the interest rate swaps were recorded through earnings. Second quarter and year-to-date 2009 expense associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the Company’s Condensed Consolidated Income Statement, was $3.2 million and $7.7 million, respectively. Second quarter and year-to-date 2009 expense associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the Company’s Condensed Consolidated Income Statement, was $0.6 million.

NOTE 12 — Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands except per share amounts)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Income from continuing operations attributable to Gannett Co., Inc.	$175,165	$70,057	$291,784	$148,647
(Loss) income from the operation of discontinued operations, net of tax	(882)	424	(322)	(731)
Gains on disposal of publishing businesses, net of tax	21,195	—	21,195	—

Net income attributable to Gannett Co., Inc.	$195,478	$70,481	$312,657	$147,916

Weighted average number of common shares outstanding — basic	238,122	233,359	237,785	231,464
Effect of dilutive securities

Stock options	1,644	344	1,619	415

Restricted stock	1,739	1,042	1,649	969

Weighted average number of common shares outstanding — diluted	241,505	234,745	241,053	232,848

Earnings from continuing operations per share — basic	$0.74	$0.30	$1.23	$0.64
Earnings from discontinued operations
Discontinued operations per share — basic	(0.01)	—	(0.01)	—
Gains on disposal of publishing businesses per share — basic	0.09	—	0.09	—

Net income per share — basic	$0.82	$0.30	$1.31	$0.64

Earnings from continuing operations per share — diluted	$0.73	$0.30	$1.21	$0.64
Earnings from discontinued operations
Discontinued operations per share — diluted	(0.01)	—	—	—
Gains on disposal of publishing businesses per share — diluted	0.09	—	0.09	—

Net income per share — diluted	$0.81	$0.30	$1.30	$0.64

NOTE 13 — Consolidated Statement of Cash Flows
In the thirteen weeks ended June 27, 2010, the Company received a five-year amortizing secured promissory note with a present value of $29 million in connection with the disposition of publishing operations.
NOTE 14 — Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter and year-to-date period of 2010 would have increased or decreased approximately 1%.
At the end of the second quarter of 2010, the Company had approximately $1.2 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $6 million.
The fair value of the Company’s long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.6 billion at June 27, 2010.

Item 4.	Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2010, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the second quarter of 2010. The approximate dollar value of shares that may yet be purchased under the program is $808.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.

Item 5.	Other Information
On July 27, 2010, Gannett’s Board of Directors amended the company’s By-Laws by removing the director stock ownership guidelines previously found in the last paragraph of Article II, Section 3, and instead inserting them in the company’s Principles of Corporate Governance, which are available on the company’s website. At the same time, the board increased the minimum non-management director stock ownership guideline from 3,000 shares to 10,000 shares. The new non-management director stock ownership guideline, set forth in the Principles of Corporate Governance, is as follows:
The board believes that non-management directors should be shareholders and have a significant personal financial investment in the company and, therefore, has established stock ownership guidelines for non-management directors.  These guidelines require that each non-management director shall, upon his or her initial appointment or election to the board, purchase 1,000 shares of the company’s common stock. Further, non-management directors are expected to increase their stock ownership until they reach a minimum guideline amount of 10,000 shares, to be achieved within five years. Shares issuable upon vesting of restricted stock or stock units or deemed held in the company’s deferred compensation plan shall count towards achievement of the minimum guideline amount.

Directors who are also members of management will continue to be subject to the stock ownership guidelines described in the company’s most recent proxy statement.
The complete text of the By-Laws, as amended, are attached as Exhibit 3-2 to this Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANNETT CO., INC.
Date: July 30, 2010	/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Attached.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-2	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010. *	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended June 27, 2010 and June 28, 2009, (ii) Condensed Consolidated Balance Sheets at June 27, 2010 and December 27, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 27, 2010 and June 28, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached.

*	Asterisks identify management contracts and compensatory plans or arrangements.