Form 10-Q
period 2010-09-26
GANNETT CO INC /DE/
filed 2010-11-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of September 26, 2010 was 238,928,204.

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
Exhibit 10-1
Exhibit 10-2
Exhibit 10-3
Exhibit 10-4
Exhibit 10-5
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
Results from Operations
Gannett Co., Inc. (the Company) reported 2010 third quarter earnings per diluted share from continuing operations, on a GAAP (generally accepted accounting principles) basis of $0.42 compared to $0.31 for the third quarter of 2009.
The results for the third quarter of 2010 include $23 million of non-cash charges associated with facility consolidations and intangible asset impairments ($18 million after-tax or $0.08 per share) and $8 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share). The results for the third quarter of 2009 include $45 million of non-cash charges associated primarily with facility consolidations and asset impairments ($29 million after-tax or $0.12 per share) and $2 million in costs covering workforce restructuring ($1 million after-tax or $0.01 per share).
Excluding the impact of the special items noted above, diluted earnings per share increased 21% from $0.43 per share in the third quarter of 2009 to $0.52 per share in the third quarter of 2010.
As previously reported, the Company completed the sale of The Honolulu Advertiser and its related assets as well as a small directory publishing operation in Michigan during the second quarter of 2010. Results for the third quarter and year-to-date periods exclude operating results from these former properties which have been reclassified to discontinued operations. Revenue associated with these assets totaled $24 million in 2009’s third quarter. In the fourth quarter of 2009, revenues from these businesses totaled approximately $30 million.
A consolidated summary of the Company’s results from continuing operations is presented below.
In thousands of dollars, except per share amounts
Third Quarter

	2010	2009	Change

Operating revenues	$1,312,335	$1,312,136	0%
Operating expenses	1,112,047	1,156,435	(4%)

Operating income	$200,288	$155,701	29%

Non-operating expense	$(31,600)	$(34,867)	(9%)

Income from continuing operations attributable to Gannett Co., Inc.	$101,409	$72,986	39%
Per share — basic	$0.43	$0.31	39%
Per share — diluted	$0.42	$0.31	35%
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

Adjustments to remove special items from GAAP results
In thousands of dollars, except per share amounts
Third Quarter

	2010	2009	Change

Operating expense (GAAP basis)	$1,112,047	$1,156,435	(4%)
Remove unfavorable special items:
Workforce restructuring and related expenses	(8,088)	(2,266)	***
Facility consolidation and asset impairment charges	(23,045)	(39,248)	(41%)

As adjusted (non-GAAP basis)	$1,080,914	$1,114,921	(3%)

	2010	2009	Change

Operating income (GAAP basis)	$200,288	$155,701	29%
Remove unfavorable special items:
Workforce restructuring and related expenses	8,088	2,266	***
Facility consolidation and asset impairment charges	23,045	39,248	(41%)

As adjusted (non-GAAP basis)	$231,421	$197,215	17%

	2010	2009	Change

Non-operating (expense) income (GAAP basis)	$(31,600)	$(34,867)	(9%)
Remove unfavorable special items:
Impairment of equity method investment	—	5,438	***

As adjusted (non-GAAP basis)	$(31,600)	$(29,429)	7%

	2010	2009	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$101,409	$73,752	38%
Remove (favorable) unfavorable special items (net of tax):
Discontinued operations	—	(766)	***
Workforce restructuring and related expenses	5,088	1,403	***
Facility consolidation and asset impairment charges	18,245	24,418	(25%)
Impairment of equity method investment	—	4,438	***

As adjusted (non-GAAP basis)	$124,742	$103,245	21%

	2010	2009		Change

Diluted earnings per share (GAAP basis)	$0.42	$0.31		35%
Remove (favorable) unfavorable special items (net of tax):
Discontinued operations	—	—		***
Workforce restructuring and related expenses	0.02	0.01		***
Facility consolidation and asset impairment charges	0.08	0.10		(20%)
Impairment of equity method investment	—	0.02		***

As adjusted (non-GAAP basis)	$0.52	$0.43	(1)	21%

(1)	Total per share amount does not sum due to rounding.

On an as adjusted basis using the non-GAAP amounts for expenses, operating results were as follows:

	2010	2009	Change

Operating revenues	$1,312,335	$1,312,136	0%
Operating expenses	1,080,914	1,114,921	(3%)

Operating income	$231,421	$197,215	17%

Non-operating (expense) income	$(31,600)	$(29,429)	7%

Net income attributable to Gannett Co., Inc.	$124,742	$103,245	21%

Earnings from continuing operations per share — diluted	$0.52	$0.43	21%
Earnings from continuing operations per diluted share (GAAP basis) rose 73% to $1.63 in the year-to-date period in 2010 from $0.94 in the year-to-date period in 2009.
The year-to-date results for 2010 include the following special items:
•	$23 million of non-cash charges associated with facility consolidations and asset impairments ($18 million after-tax or $0.08 per share);

•	$8 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share);

•	a $29 million net tax benefit due primarily to the expiration of the statutes of limitations and the release of certain reserves related to the sale of a business in a prior year ($0.12 per share);

•	a $2 million tax charge related to recent health care reform legislation and the resultant loss of tax deductibility for certain retiree health care costs covered by Medicare drug subsidies ($0.01 per share)
The year-to-date results for 2009 include the following special items:
•	a $40 million settlement gain related to one of the Company’s union pension plans ($25 million after tax or $0.11 per share);

•	$25 million in costs related to workforce restructuring ($16 million after tax or $0.07 per share);

•	$87 million of non-cash charges associated with facility consolidations and asset impairments ($54 million after-tax or $0.23 per share);

•	$5 million associated with impairment of an equity method investment ($4 million after tax or $0.02 per share);

•	a $28 million non-cash charge for asset write-downs ($24 million after-tax or $0.10 per share);

•	a $43 million gain related to the Company’s debt exchange ($26 million after tax or $0.11 per share)
Excluding all special items in 2010 and 2009, net income from continuing operations year-to-date attributable to Gannett Co., Inc. increased 45% versus the comparable figure for 2009. Earnings from continuing operations per diluted share excluding special items rose 41% to $1.62 in 2010 versus $1.15 in 2009.
Liquidity Matters
For the first nine months of 2010, the Company’s long-term debt was reduced by $642 million, reflecting repayments of borrowings under its revolving credit agreements using cash flow from operations. At the end of the third quarter, the Company’s total long term debt was $2.4 billion. The Company’s senior leverage ratio was 1.93x as of September 26, 2010, substantially below the senior leverage ratio of 3.5x the Company is required to maintain under its revolving credit agreements and term loan agreement.
On September 27, 2010, subsequent to the close of the third quarter, the Company completed the private placement of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. The 2015 notes and 2018 notes (together, New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933 (Securities Act). The New Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities, its term loan and its notes maturing in 2014 and thereafter. The Company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The New Notes and the subsidiary guarantees have not been registered under the Securities Act, or any state securities law and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On September, 30, 2010, the Company amended its revolving credit agreements and extended the maturity date for the majority of its lenders from March 15, 2012 to September 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to September 30, 2014 will be $1.14 billion.
Further information regarding liquidity matters can be found in “Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows” beginning on page 10.
Recent Developments
In July 2010, the Company and Yahoo! Inc. entered into a local advertising partnership that brings together Gannett’s strong local media organization brands, sales capabilities, and leading website audiences with Yahoo!’s high quality audience and display advertising leadership. All of Gannett’s 81 local publishing organizations and seven of its Broadcasting Division sites will sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. As a result, local advertisers will benefit from expanded digital reach and audience targeting capabilities based on geography, user demographics, interests, and more against that expanded audience. In addition, Gannett will be leveraging the targeting and ad ordering capabilities of Yahoo’s platform for local sales, APT from Yahoo!.
Operating Revenues
Operating revenues were $1.3 billion for the third quarter of 2010, unchanged from the third quarter of 2009, and declined 2% to $4.0 billion for the first nine months of 2010 compared to 2009. The Company exited a UK-based commercial printing business in the second quarter of 2009 that generated revenue of $24 million for the prior year-to-date period. On a pro forma basis, which excludes amounts for the exited commercial printing business, operating revenues decreased 1% for the year-to-date period.
The exchange rate also had an unfavorable impact on year-over-year comparisons. Total operating revenues in the third quarter, adjusted for currency, were almost 1% higher than the third quarter last year. Revenue comparisons on a pro forma constant currency basis improved sequentially relative to the second quarter of this year. Also, revenue trend comparisons to 2008 improved in the third quarter relative to the second quarter. A more detailed discussion of revenues by business segment is included in the following sections of this report.
During the second quarter of 2010, the Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Revenues totaling $33 million in the year-to-date period of 2010 and revenues totaling $24 million and $74 million in the third quarter and year-to-date periods of 2009, respectively, have been reclassified to discontinued operations. In the fourth quarter of 2009, revenues from these businesses totaled approximately $30 million.
Operating Expenses
Operating expenses declined 4% to $1.1 billion for the third quarter of 2010 and 8% to $3.3 billion for the first nine months, as a result of cost control and efficiency efforts as well as lower newsprint expense. Excluding special items, operating expenses were 3% lower for the quarter and 7% lower year-to-date.
Payroll expenses, excluding workforce restructuring costs, were down 1% for the quarter and 4% for the first nine months, primarily reflecting headcount reductions across the Company completed in 2009, partially offset by substantially lower furlough savings in 2010.
Newsprint expense was 12% lower for the third quarter, reflecting a 5% decline in usage and a 6% decline in usage prices. For the nine month period, newsprint expense was 31% lower as usage prices were 23% lower than last year and consumption was 11% lower.

Publishing Results
Publishing revenues declined 5% to $969 million from $1.0 billion in the third quarter and decreased 6% to $3.0 billion from $3.2 billion year-to-date. In the second quarter of 2009, the Company exited a commercial printing business in the UK, which accounted for $24 million of the total publishing revenue decline on a year-to-date basis. On a pro forma constant currency basis, publishing revenues declined 4% for the quarter and 5% year-to-date. Publishing revenue comparisons for the third quarter on a constant currency basis improved sequentially from the second quarter comparisons. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 6% to 1.55 for the third quarter of 2010 from 1.64 last year and for the year-to-date period decreased slightly to 1.53 from 1.54.
Publishing revenues are derived principally from advertising and circulation sales, which accounted for 67% and 27%, respectively, of total publishing revenues for the third quarter and year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet Web sites. “All other” publishing revenues are mainly from commercial printing operations. The table below presents the components of publishing revenues.
Publishing revenues, in thousands of dollars

Third Quarter	2010	2009	Change

Advertising	$646,720	$681,415	(5%)
Circulation	264,627	278,701	(5%)
All other	58,022	57,607	1%

Total	$969,369	$1,017,723	(5%)

Year-to-Date	2010	2009	Change

Advertising	$1,988,227	$2,120,474	(6%)
Circulation	813,713	859,891	(5%)
All other	185,911	197,117	(6%)

Total	$2,987,851	$3,177,482	(6%)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

Third Quarter	2010	2009	Change

Retail	$321,527	$343,425	(6%)
National	116,874	115,830	1%
Classified	208,319	222,160	(6%)

Total publishing advertising revenue	$646,720	$681,415	(5%)

Year-to-Date	2010	2009	Change

Retail	$997,537	$1,074,043	(7%)
National	359,288	367,456	(2%)
Classified	631,402	678,975	(7%)

Total publishing advertising revenue	$1,988,227	$2,120,474	(6%)

Publishing advertising revenues decreased 5% in the quarter to $647 million from $681 million in the third quarter of 2009 and decreased 6% to $2.0 billion from $2.1 billion on a year-to-date basis. On a constant currency basis, total publishing advertising revenue would have been 4% lower for the third quarter and 6% lower for the year-to-date period. For U.S. publishing, advertising revenue decreased 3% for the third quarter and 5% for the year-to-date period. In the UK, advertising revenues were lower by 13% for the third quarter and 8% for the year-to-

date period. On a constant currency basis, advertising revenues in the UK declined 7% for the third quarter and year-to-date period.
Total third quarter advertising comparisons on a constant currency basis were better than both the second quarter year-over-year and two-year comparisons. All categories contributed to the improvement and national was particularly strong as it was approximately 5 percentage points better than the second quarter comparisons.
Retail advertising revenues for the third quarter and year-to-date period declined 6% and 7%, respectively. In the U.S. retail was down 6% for the quarter and 7% for the year-to-date period while in the UK retail revenues declined 5% in local currency for the quarter and 4% on a year-to-date basis.
National advertising revenues increased 1% for the quarter. Domestically, national advertising increased 3% driven by solid growth at U.S. Community Publishing including preprints. Advertising at USA TODAY.com also contributed to the increase with double-digit growth in online national advertising. Print advertising at USA TODAY posted its most favorable year-over-year comparison this year in the third quarter but continues to be impacted by relative weakness in the travel and lodging markets. Several important categories, particularly automotive, were stronger compared to the third quarter last year but other categories including restaurants, pharmaceutical and packaged goods lagged last year. Paid advertising pages at USA TODAY totaled 495 compared with 493 in last year’s third quarter. National advertising revenues declined 2% on a year-to-date basis as an increase in revenue at U.S. Community Publishing was offset by lower advertising at USA TODAY.
Classified advertising revenues declined 6% for the third quarter and 7% for the year-to-date period. Automotive revenue was 6% higher for the quarter, while employment and real estate were down 4% and 12%, respectively. Overall, constant currency classified advertising revenue declines lessened in the third quarter led by sequential comparison improvement on both a one and two year basis in the U.S. Automotive drove the improvement and was 7% higher in the third quarter on a constant currency basis.
On a year-to-date basis, automotive was up 2%, while employment and real estate declined 6% and 13%, respectively. The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	U.S.	Newsquest	Total Constant
Third Quarter	Publishing	(in pounds)	Currency

Automotive	10%	(7%)	7%
Employment	9%	(18%)	(2%)
Real Estate	(16%)	4%	(10%)
Legal	(9%)	—	(9%)
Other	(7%)	(8%)	(7%)

Total	(2%)	(8%)	(4%)

	U.S.	Newsquest	Total Constant
Year-to-Date	Publishing	(in pounds)	Currency

Automotive	4%	(8%)	2%
Employment	0%	(16%)	(6%)
Real Estate	(19%)	3%	(13%)
Legal	1%	—	1%
Other	(7%)	(10%)	(8%)

Total	(5%)	(9%)	(6%)
The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from the operation of Web sites that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. These online/digital advertising revenues increased 12% for the quarter and 10% for the year-to-date period. Online revenue at U.S. Community Publishing grew 10% for the quarter while at Newsquest digital revenues increased 8%, in pounds. Online revenue at USA TODAY.com grew 35% for the quarter.
Circulation revenues declined 5% for the third quarter and first nine months of 2010. Revenue comparisons reflect generally lower circulation volumes. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 6% for the quarter and 7% for the year-to-date period, while Sunday net paid circulation was down 3% for the quarter and 4% year-to-date. The Company continues to focus on improving Sunday home delivery at its larger U.S. Community Publishing properties. For the third quarter of 2010, 24 of the top 31 U.S. Community Publishing properties had surpassed 2009’s home delivery Sunday circulation. In the September Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months decreased 4% from 1,900,116 in 2009 to 1,830,594 in 2010, reflecting reduced circulation sales from lower business and leisure travel.
The decrease in “All other” revenues for the year-to-date period is primarily due to the exit of a UK commercial printing business in the second quarter of 2009.
Publishing operating expenses were down 9% in the quarter to $838 million from $917 million in the third quarter of 2009. Excluding special items, operating expenses were down 6%. The expense decline reflects continued efforts to create efficiencies and consolidate operations as well as lower newsprint expense.
Year-to-date publishing operating expenses declined 12% to $2.5 billion compared to $2.8 billion a year ago. Excluding special items, year-to-date operating expenses declined 10%.
Newsprint expense declined 12% in the third quarter, reflecting a 5% decline in consumption and a 6% decline in usage prices. Year-to-date newsprint expense declined 31% on an 11% decline in consumption and a 23% decline in usage price. The Company expects fourth quarter newsprint usage prices will be higher than a year ago but consumption is expected to be lower.
Publishing segment operating income was $131 million in the quarter, an increase of 29% compared to $101 million last year. Excluding special items, operating income increased 4%. The increase reflects lower operating expenses partially offset by moderating declines in operating revenues.
Year-to-date publishing operating income was $476 million, compared to $328 million last year. Excluding special items, operating income increased by 24%, again reflecting significantly lower operating expense, partially offset by moderating declines in operating revenue and reduced furlough savings.
Digital Results
The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover, Schedule Star and Ripple6.
Digital segment operating revenues were $158 million in the third quarter compared to $143 million in 2009, an increase of $15 million or 10%. Year-to-date operating revenues were $452 million compared to $428 million in 2009, an increase of $24 million or 6%. The third quarter increase reflects high-single digit revenue growth at CareerBuilder as well as double digit revenue growth at PointRoll.
Digital operating expenses were $142 million in the third quarter compared to $118 million in 2009. Operating expenses in the third quarter of 2010 included $13 million of special non-cash charges associated with intangible asset impairments. Excluding special items, digital operating expenses were $129 million in the third quarter of 2010, an increase of 9% over 2009. Year-to-date operating expenses were $406 million compared to $387 million in 2009. Excluding special items, digital operating expenses were $393 million, an increase of 2% over 2009. As a result, segment operating income excluding special items increased 16% to $29 million for the third quarter of 2010 and increased 42% to $60 million on a year-to-date basis.
Third quarter 2010 company-wide digital revenues, which include Digital segment revenues and all digital revenues generated and reported by the other business segments, were $256 million, 10% higher in the third quarter compared to the third quarter in 2009 and were over 19% of total operating revenues. On a year-to-date basis digital revenues were $739 million or 7% higher than last year.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $185 million in the third quarter, a 22% increase compared to $151 million in 2009, reflecting strong core advertising improvement and substantially higher political spending. Year-to-date revenues were $537 million, a 20% increase compared to $448 million in 2009.
Television revenues were 24% higher for the third quarter reflecting a significant increase in core advertising across almost all categories, particularly auto, and a $16 million increase in election and issue related spending. Television revenues were 20% higher for the year-to-date period. Political ad spending totaled $36 million year-to-date and is in line with the presidential election year spending in 2008 and ahead of spending in the last non-presidential election year of 2006. Based on current trends, the Company expects the percentage increase in television advertising revenues to be in the mid to high twenties for the fourth quarter of 2010 compared to the fourth quarter of 2009. However, the pace of political spending in the fourth quarter may be volatile depending on state-by-state election developments.
Broadcasting operating expenses for the third quarter totaled $119 million, up 9% from the third quarter 2009 reflecting higher ad sales costs. Year-to-date operating expenses increased 4%.
Reported operating income for the third quarter totaled $67 million, up $24 million, or 55%, on a revenue increase of $34 million. Year-to-date operating income was $213 million, up $76 million, or 55%, on a revenue increase of $89 million. Excluding workforce restructuring and facility consolidation and asset impairment charges, operating income would have increased 49% for the quarter and 51% for the year-to-date period, respectively.
Corporate Expense
Corporate expense in the third quarter of 2010 decreased 2% to $12.9 million from $13.2 million in the third quarter of 2009. Year-to-date corporate expense increased $4 million from a year ago due primarily to increased stock compensation expense, reflecting a substantially higher company stock price used in 2010 for the calculation of stock-based award values. Excluding stock compensation, corporate expenses on a year-to-date basis would have been 4% lower.
Non-Operating Income and Expense
Equity Earnings
The $7 million increase in equity income in unconsolidated investees for the quarter results from a $5 million non-cash impairment of an investment in the third quarter last year. Excluding this special item, equity income would have increased $2 million, reflecting better results at certain newspaper partnerships. On a year-to-date basis, equity income (loss) was $15 million and ($0.2) million in 2010 and 2009, respectively. Excluding the special item, equity income on a year-to-date basis would have increased $10 million, reflecting better results for certain digital investments, particularly Classified Ventures, and certain newspaper partnerships.
Interest Expense
The Company’s interest expense for the third quarter was $41 million and $127 million year-to-date, up 8% and down 3%, respectively. Total average outstanding debt for the third quarter was $2.6 billion in 2010 and $3.5 billion in 2009. For the year-to-date periods of 2010 and 2009, total average outstanding debt was $2.8 billion and $3.8 billion, respectively. The weighted average interest rate for total outstanding debt was 5.94% for the third quarter of 2010 compared to 4.05% last year and 5.65% year-to-date compared to 4.30% last year. Debt was reduced by $210 million during the quarter and $642 million year-to-date.
At the end of the third quarter of 2010, the Company had approximately $1.0 billion in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $5 million. As discussed in “Liquidity Matters “above, the Company completed the private placement of unsecured senior notes totaling $500 million on September 27, 2010. The proceeds from this private placement were used to repay certain variable rate obligations.
Other Non-Operating Items
On a year-to-date basis, other non-operating items declined $24 million, primarily due to the net impact in 2009 of a $43 million pre-tax gain related to a debt exchange and a $28 million pre-tax charge for asset write-downs. Excluding these special items, non-operating items would have declined $9 million reflecting losses in 2010 associated with certain financial investments.

Provision for Income Taxes
The Company’s effective income tax rate for continuing operations was 35.2% for the third quarter and 28.8% for the first nine months of 2010, compared to 33.3% and 34.4% for the comparable periods of 2009. The Company’s effective tax rate was affected by the following special items:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(Dollars in thousands)	2010	2009	2010	2009
Provision for income taxes as reported (GAAP basis)	$55,000	$36,407	$159,213	$116,035
Change in tax status of Medicare subsidy	—	—	(2,200)	—
Prior year tax reserve adjustments, net	—	—	28,700	—
Workforce restructuring and related expenses	3,000	863	3,000	9,211
Facility consolidation and asset impairment charges	4,800	14,830	4,800	32,588
Pension gain	—	—	—	(15,100)
Impairment of equity method investment	—	1,000	—	1,000
Debt exchange gain	—	—	—	(16,671)
Impairment of publishing assets sold	—	—	—	3,880

Provision for income taxes (non-GAAP basis)	$62,800	$53,100	$193,513	$130,943

Effective tax rate (non-GAAP basis)	33.5%	34.0%	33.2%	32.7%
Income from Continuing Operations Attributable to Gannett Co., Inc.
Income from continuing operations attributable to Gannett Co., Inc. was $101 million or $0.42 per diluted share for the third quarter of 2010, an increase of $28 million or 39%. For the year-to-date period of 2010 income from continuing operations attributable to Gannett Co., Inc. was $393 million or $1.63 per diluted share, an increase of $172 million or 77%. Excluding special items, income attributable to Gannett would have increased $21 million or 21% for the quarter and $121 million or 45% for the year-to-date period.
Refer to the discussion on page 2 of this report for details of the impact of special items affecting reported earnings per share.
The weighted average number of diluted shares outstanding for the third quarter of 2010 totaled 241,865,000 compared to 238,815,000 for the third quarter of 2009. For the first nine months of 2010 and 2009, the weighted average number of diluted shares outstanding totaled 241,324,000 and 234,837,000, respectively. There were no shares repurchased in 2009 or the first three quarters of 2010. See Part II, Item 2 for information on share repurchases.
Discontinued Operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and a small directory publishing operation in Michigan. The revenues and expenses, along with associated income taxes, from each of these properties have been removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Income titled “(Loss) income from the operation of discontinued operations, net of tax” for each period presented. The Company also reported earnings of $21 million or $0.09 per diluted share for the gain on the disposition of these properties in the second quarter of 2010.
Certain Matters Affecting Future Operating Results
The Company’s revenues for the remainder of 2010 will be influenced by generally soft economic conditions in the U.S. and UK which may continue to dampen ad revenue demand for publishing. Broadcast revenues are expected to increase for the balance of the year due to demand for both core and political ad spending. Operating expenses are expected to continue to decline for the remainder of 2010 at a rate expected to be approximately the same as that experienced during the third quarter of this year, reflecting continued savings from consolidation efforts. The Company expects that newsprint usage prices will be higher in the fourth quarter than a year ago but consumption will be lower.
Absent incremental borrowings for acquisitions or other purposes, the Company expects interest expense will increase slightly as lower debt balances will be partially offset by higher interest rates from new bond financings.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
On September 27, 2010, subsequent to the close of the third quarter, the Company completed the private placement of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. The 2015 notes and 2018 notes (together, New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act. The New Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities, its term loan and its notes maturing in 2014 and thereafter. The Company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The New Notes and the subsidiary guarantees have not been registered under the Securities Act, or any state securities law and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On September, 30, 2010, the Company amended its revolving credit agreements and extended the maturity date for the majority of its lenders from March 15, 2012 to September 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to September 30, 2014 will be $1.14 billion.
The Company’s three revolving credit agreements and term loan agreement require that the Company maintain a senior leverage ratio of less than 3.5x. The agreements also require the Company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the Company may issue in the future. These requirements were not changed by the recent amendments. Currently, all of the Company’s debt is senior and unsecured. At September 26, 2010, the senior leverage ratio was 1.93x.
The Company’s cash flow from operating activities was $684 million for the first nine months of 2010, compared to $618 million for the first nine months of 2009, reflecting earnings growth in all three operating segments. Year-to-date cash flow from operating activities in 2010 reflects $30 million of voluntary pension contributions to the Gannett Retirement Plan.
Cash flows provided by investing activities totaled $65 million for the nine months of 2010, reflecting $37 million of capital spending, $15 million of payments for certain digital business acquisitions, and $5 million for investments. These cash outflows were offset by $106 million of proceeds from the sale of assets which includes proceeds from the sales of The Honolulu Advertiser and a small directory publishing operation in Michigan as well as proceeds of $28 million received in connection with the sale of auction rate securities held by CareerBuilder. The Company also received $16 million of proceeds from investments.
Cash flows used for financing activities totaled $675 million for the first nine months of 2010 reflecting net debt payments of $647 million and payment of dividends totaling $29 million. The Company’s quarterly dividend of $0.04 per share, which was declared in the third quarter of 2010, totaled $9.6 million and was paid in October 2010. Cash flows used for financing activities totaled $571 million for the first nine months of 2009.
The long-term debt of the Company is summarized below:

In thousands of dollars	Sept. 26, 2010		Dec. 27, 2009
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,059		$432,648
Unsecured floating rate term loan due July 2011	230,000	(1)	230,000
Borrowings under revolving credit agreements expiring March 2012	734,000	(1)	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,363		306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,763		246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,661		56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	165,037		162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,750		246,524

Total long-term debt	$2,419,633		$3,061,951

(1)	On Sept. 27, 2010, subsequent to the close of the third quarter, the Company completed the private placement of unsecured senior notes totaling $500 million. Net proceeds from this were used to reduce borrowings under the term loan by $48 million and the revolving credit agreements by $435 million. On Sept. 30, 2010, the revolving credit agreements were amended to extend their expiration dates to Sept. 30, 2014 for the majority of its lenders.

On October 26, 2010, the Board of Directors declared a dividend of $0.04 per share, payable on January 3, 2011, to shareholders of record as of the close of business on December 10, 2010.
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.5 billion at September 26, 2010.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of September 26, 2010, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company does not anticipate repurchasing shares of its common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $408 million at the end of the third quarter 2010 versus $416 million at the end of 2009. This change reflects a 1% decrease in the exchange rate for the British pound. Newsquest’s assets and liabilities at September 26, 2010 and December 27, 2009 were translated from the British pound to U.S. dollars at an exchange rate of 1.58 and 1.60, respectively. For the third quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.55 for 2010 compared to 1.64 for 2009. Year-to-date results were translated at an average rate of 1.53 in 2010 compared to 1.54 for 2009.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter and year-to-date period of 2010 would have increased or decreased approximately 1%.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 26, 2010	Dec. 27, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,432	$98,795
Trade receivables, less allowance for doubtful receivables (2010 — $46,508; 2009 — $46,255)	642,366	759,934
Other receivables	32,914	20,557
Inventories	70,063	63,752
Deferred income taxes	16,950	19,577
Prepaid expenses and other current assets	106,060	86,427
Assets held for sale	19,654	—

Total current assets	1,060,439	1,049,042

Property, plant and equipment
Cost	4,244,473	4,428,859
Less accumulated depreciation	(2,453,209)	(2,457,041)

Net property, plant and equipment	1,791,264	1,971,818

Intangible and other assets
Goodwill	2,842,250	2,854,247
Indefinite-lived and amortizable intangible assets, less accumulated amortization	544,957	565,610
Deferred income taxes	234,530	302,360
Investments and other assets	391,869	405,355

Total intangible and other assets	4,013,606	4,127,572

Total assets	$6,865,309	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 26, 2010	Dec. 27, 2009
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$228,639	$252,585
Compensation, interest and other accruals	405,963	370,174
Dividends payable	9,766	9,703
Income taxes	27,038	45,085
Deferred income	230,772	222,556

Total current liabilities	902,178	900,103

Income taxes	162,967	206,115
Long-term debt	2,419,633	3,061,951
Postretirement medical and life insurance liabilities	169,120	185,433
Pension liabilities	700,777	708,133
Other long-term liabilities	241,980	260,918

Total liabilities	4,596,655	5,322,653

Redeemable noncontrolling interest	82,659	78,304

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	626,876	629,714
Retained earnings	6,710,062	6,324,586
Accumulated other comprehensive loss	(323,008)	(316,832)

	7,338,349	6,961,887

Less treasury stock, 85,490,428 shares and 87,261,969 shares, respectively, at cost	(5,314,749)	(5,357,962)

Total Gannett Co., Inc. shareholders’ equity	2,023,600	1,603,925

Noncontrolling interests	162,395	143,550

Total equity	2,185,995	1,747,475

Total liabilities, redeemable noncontrolling interest and equity	$6,865,309	$7,148,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	September 26,	September 27,	% Inc
	2010	2009	(Dec)
Net Operating Revenues:
Publishing advertising	$646,720	$681,415	(5.1)
Publishing circulation	264,627	278,701	(5.0)
Digital	157,669	142,955	10.3
Broadcasting	185,297	151,458	22.3
All other	58,022	57,607	0.7

Total	1,312,335	1,312,136	0.0

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	747,416	779,250	(4.1)
Selling, general and administrative expenses, exclusive of depreciation	289,443	279,177	3.7
Depreciation	44,479	50,382	(11.7)
Amortization of intangible assets	7,664	8,378	(8.5)
Facility consolidation and asset impairment charges	23,045	39,248	(41.3)

Total	1,112,047	1,156,435	(3.8)

Operating income	200,288	155,701	28.6

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	7,041	(373)	***
Interest expense	(41,015)	(38,064)	7.8
Other non-operating items	2,374	3,570	(33.5)

Total	(31,600)	(34,867)	(9.4)

Income before income taxes	168,688	120,834	39.6
Provision for income taxes	55,000	36,407	51.1

Income from continuing operations	113,688	84,427	34.7
Income from the operation of discontinued operations, net of tax	—	766	***

Net income	113,688	85,193	33.4
Net income attributable to noncontrolling interests	(12,279)	(11,441)	7.3

Net income attributable to Gannett Co., Inc.	$101,409	$73,752	37.5

Income from continuing operations attributable to Gannett Co., Inc.	$101,409	$72,986	38.9
Income from the operation of discontinued operations, net of tax	—	766	***

Net income attributable to Gannett Co., Inc.	$101,409	$73,752	37.5

Earnings from continuing operations per share — basic	$0.43	$0.31	38.7
Earnings from discontinued operations
Discontinued operations per share — basic	—	—	***

Net income per share — basic	$0.43	$0.31	38.7

Earnings from continuing operations per share — diluted	$0.42	$0.31	35.5
Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	***

Net income per share — diluted	$0.42	$0.31	35.5

Dividends per share	$0.04	$0.04	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine Weeks Ended
	September 26,	September 27,	% Inc
	2010	2009	(Dec)
Net Operating Revenues:
Publishing advertising	$1,988,227	$2,120,474	(6.2)
Publishing circulation	813,713	859,891	(5.4)
Digital	452,411	428,469	5.6
Broadcasting	536,801	447,914	19.8
All other	185,911	197,117	(5.7)

Total	3,977,063	4,053,865	(1.9)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,225,014	2,446,662	(9.1)
Selling, general and administrative expenses, exclusive of depreciation	877,267	871,244	0.7
Depreciation	138,104	158,736	(13.0)
Amortization of intangible assets	23,706	24,775	(4.3)
Facility consolidation and asset impairment charges	23,045	86,639	(73.4)

Total	3,287,136	3,588,056	(8.4)

Operating income	689,927	465,809	48.1

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	15,077	(223)	***
Interest expense	(126,678)	(130,946)	(3.3)
Other non-operating items	(1,083)	22,609	***

Total	(112,684)	(108,560)	3.8

Income before income taxes	577,243	357,249	61.6
Provision for income taxes	159,213	116,035	37.2

Income from continuing operations	418,030	241,214	73.3
(Loss) income from the operation of discontinued operations, net of tax	(322)	35	***
Gain on disposal of publishing businesses, net of tax	21,195	—	***

Net income	438,903	241,249	81.9
Net income attributable to noncontrolling interests	(24,837)	(19,581)	26.8

Net income attributable to Gannett Co., Inc.	$414,066	$221,668	86.8

Income from continuing operations attributable to Gannett Co., Inc.	$393,193	$221,633	77.4
(Loss) income from the operation of discontinued operations, net of tax	(322)	35	***
Gain on disposal of publishing businesses, net of tax	21,195	—	***

Net income attributable to Gannett Co., Inc.	$414,066	$221,668	86.8

Earnings from continuing operations per share — basic	$1.65	$0.95	73.7
Earnings from discontinued operations
Discontinued operations per share — basic	—	—	***
Gain on disposal of publishing businesses per share — basic	0.09	—	***

Net income per share — basic	$1.74	$0.95	83.2

Earnings from continuing operations per share — diluted	$1.63	$0.94	73.4
Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	***
Gain on disposal of publishing businesses per share — diluted	0.09	—	***

Earnings per share — diluted	$1.72	$0.94	83.0

Dividends per share	$0.12	$0.12	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Net income	$438,903	$241,249
Adjustments to reconcile net income to operating cash flows:
Debt exchange gain	—	(42,746)
Gain on sale of discontinued operations, net of tax	(21,195)	—
Depreciation and amortization	162,618	185,210
Facility consolidation and asset impairment charges	23,045	114,674
Pension expense, net of pension contributions	(10,114)	(14,289)
Equity income in unconsolidated investees, net	(15,077)	223
Stock-based compensation — equity awards	21,528	15,867
Change in other assets and liabilities, net	83,975	117,646

Net cash flow from operating activities	683,683	617,834

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,873)	(45,752)
Payments for acquisitions, net of cash acquired	(15,164)	(6,698)
Payments for investments	(5,316)	(8,274)
Proceeds from investments	16,387	15,404
Proceeds from sale of assets	105,551	22,156

Net cash provided by (used for) investing activities	64,585	(23,164)

Cash flows from financing activities:
(Payments of) proceeds from borrowings under revolving credit agreements	(647,000)	169,000
Payments of unsecured floating rate notes	—	(630,501)
Dividends paid	(28,561)	(109,886)
Proceeds from issuance of common stock upon exercise of stock options	1,004	—

Net cash used for financing activities	(674,557)	(571,387)

Effect of currency exchange rate change	(74)	1,537

Net increase in cash and cash equivalents	73,637	24,820
Balance of cash and cash equivalents at beginning of period	98,795	98,949

Balance of cash and cash equivalents at end of period	$172,432	$123,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2010
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week and year-to-date periods ended September 26, 2010, and the comparable periods of 2009, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
During the thirteen week period ended June 27, 2010, the company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Income from continuing operations for the third quarter and year-to-date periods exclude the disposition gains and operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to discontinued operations, which have been reclassified in the Statements of Income for the thirteen week and thirty-nine periods ended September 27, 2009 and thirty-nine week period ended September 26, 2010, are as follows:

Thirteen Weeks Ended
(in thousands of dollars)	September 27, 2009
Revenues	$24,447
Pretax income	$1,259
Net income	$766

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
(in thousands of dollars)	September 26, 2010	September 27, 2009
Revenues	$32,710	$73,789
Pretax (loss)/Income	$(758)	$100
Net (loss)/Income	$(322)	$35
Gains (after tax)	$21,195	$—

NOTE 2 — Facility consolidation and asset impairment charges
Difficult business conditions required the Company to perform impairment tests on certain assets including goodwill, other intangible assets, other long lived assets, investments accounted for under the equity method and property, plant and equipment during 2010 and 2009. As a result, the Company recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets sold in 2009 to fair value less costs to sell.
A summary of these charges is presented below:

					Per Diluted Share
	Pre Tax Amount (a)		After Tax Amount (a)		Amount (a)
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(in millions, except per share amounts)	2010	2009	2010	2009	2010	2009
Goodwill:
Digital	$11	$—	$11	$—	$0.04	$—

Other intangible assets:
Digital	2	—	1	—	—	—
Property, plant and equipment:
Publishing	2	31	1	20	—	0.08
Broadcasting	4	3	3	2	0.01	0.01

Total property, plant and equipment	6	35	3	22	0.01	0.09

Other:
Publishing	1	1	—	—	—	—
Broadcasting	4	4	3	2	0.01	0.01

Total other	5	4	3	3	0.01	0.01

Total facility consolidation and asset impairment charges	23	39	18	24	0.08	0.10

Equity method investment	—	5	—	4	—	0.02

Total charges	$23	$45	$18	$29	$0.08	$0.12

(a)	Total amounts may not sum due to rounding.

					Per Diluted Share
	Pre Tax Amount (a)		After Tax Amount (a)		Amount (a)
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(in millions, except per share amounts)	2010	2009	2010	2009	2010	2009
Goodwill:
Digital	$11	$—	$11	$—	$0.04	$—
Publishing	—	17	—	10	—	0.04
Other intangible assets:
Digital	2	—	1	—	—	—
Property, plant and equipment:
Publishing	2	56	1	35	—	0.15
Broadcasting	4	3	3	2	0.01	0.01

Total property, plant and equipment	6	59	3	37	0.01	0.16

Other:
Publishing	1	5	—	3	—	0.01
Broadcasting	4	5	3	3	0.01	0.01

Total other	5	10	3	6	0.01	0.03

Total facility consolidation and asset impairment charges	23	87	18	54	0.08	0.23

Impairment of publishing assets held for sale	—	28	—	24	—	0.10
Equity method investment	—	5	—	4	—	0.02

Total charges	$23	$120	$18	$83	$0.08	$0.35

(a)	Total amounts may not sum due to rounding.

2010
The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic of Accounting Standards Codification (ASC) Topic 350. Because revenue results from the underlying business have softened from what was expected at the time the asset was last valued, testing for a certain digital reporting unit was updated during the third quarter of 2010 and an impairment was indicated. The fair value of the reporting unit was determined based on a discounted cash flow technique. The implied value of goodwill for this reporting unit was less than the carrying amount by $11 million and therefore an impairment charge in this amount was taken. No deferred tax benefits were recognized for the goodwill charge and therefore the after-tax effect of the impairment was $11 million or $0.04 per share.
The impairment charge of $2 million for other intangible assets for this same reporting unit results from carrying values being reduced for certain developed technology in accordance with ASC Topic 360. Deferred tax benefits have been recognized for this intangible asset impairment charge and therefore the total after-tax impact was $1 million or $0.00 per share.
The carrying values of property, plant and equipment at certain publishing and broadcast businesses were evaluated in the third quarter of 2010 due to facility consolidation efforts and changes in expected useful lives. The Company revised the useful lives of certain assets, which were taken out of service during the quarter or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the Company recorded pre-tax charges of $6 million in the third quarter. Deferred tax benefits were recognized for these charges and, therefore, the third quarter after-tax impact was $3 million or $0.01 per share.
The charges in the third quarter of 2010 included in the “Other” category above include primarily the impairment of certain broadcast assets.
2009
The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic ASC Topic 350. Because of difficult business conditions, testing for certain reporting units was updated during the third quarter of 2009. For one of the reporting units in the publishing segment, an impairment was indicated. The fair value of the reporting unit was determined using a multiple of earnings technique. The implied value of goodwill for this reporting unit was less than the carrying amount by $17 million, and therefore an impairment charge in this amount was taken. Deferred tax benefits were recognized for this charge and therefore the after-tax effect of the goodwill impairment was $10 million or $0.04 per share.
The carrying values of property, plant and equipment at certain publishing businesses were evaluated in the second and third quarters of 2009 due to softening business conditions. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using a discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. As a result of the application of the requirements of ASC Topic 360, the Company recorded third quarter and year-to-date pre-tax charges of $35 million and $59 million, respectively. Deferred tax benefits were recognized for these charges and therefore the third quarter and year-to-date after-tax impact was $22 million or $0.09 per share and $37 million or $0.16 per share, respectively.
The charges in the third quarter of 2009 included in the “Other” category above include shut down costs as well as the impairment of certain broadcast assets.
In the second quarter of 2009, in accordance with ASC Topic 360, the Company recorded an impairment charge to reduce the value of certain publishing assets sold in 2009 to fair value less costs to sell. Fair value was determined using a discounted cash flow technique that included the cash flows associated with the expected disposition. This impairment charge was $28 million pre-tax and $24 million after-tax, or $0.10 per share. The charge is reflected in “Other non-operating items” in the Condensed Consolidated Statements of Income.
In the third quarter of 2009, for an investment in which the Company owns a noncontrolling interest, carrying value was written down to fair value because the business underlying the investment had experienced significant and sustained operating losses, leading the Company to conclude that it was other than temporarily impaired. This investment carrying value adjustment was $5 million pre-tax and $4 million on an after-tax basis, or $0.02 per share.

NOTE 3 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 26, 2010 and December 27, 2009.

	September 26, 2010		December 27, 2009
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,842,250	$—	$2,854,247	$—
Indefinite-lived intangibles:
Mastheads and trade names	110,003	—	110,319	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	312,840	160,083	311,840	141,902
Other	56,927	30,034	58,329	28,280
Amortization expense was $7.7 million in the quarter ended September 26, 2010 and $23.7 million year-to-date. For the third quarter and year-to-date of 2009, amortization expense was $8.4 million and $24.8 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include commercial printing relationships, internally developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.
The following table summarizes the changes in the Company’s net goodwill balance through September 26, 2010.

(in thousands of dollars)	Publishing	Digital	Broadcasting	Total
Balance at December 27, 2009
Goodwill	$7,677,800	$670,976	$1,618,429	$9,967,205
Accumulated impairment losses	(7,086,958)	(26,000)	—	(7,112,958)

Total	590,842	644,976	1,618,429	2,854,247

Activity during the period
Acquisitions and adjustments	1,476	8,387	—	9,863
Dispositions	(5,927)	—	—	(5,927)
Impairment	—	(10,603)	—	(10,603)
Foreign currency exchange rate changes	(2,258)	(3,153)	81	(5,330)

Total	(6,709)	(5,369)	81	(11,997)

Balance at September 26, 2010
Goodwill	7,644,315	676,210	1,618,510	9,939,035
Accumulated impairment losses	(7,060,182)	(36,603)	—	(7,096,785)

Total	$584,133	$639,607	$1,618,510	$2,842,250

NOTE 4 — Long-term debt
The long-term debt of the Company is summarized below:

	September 26,		December 27,
In thousands of dollars	2010		2009

Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,059		$432,648
Unsecured floating rate term loan due July 2011	230,000	(1)	230,000
Borrowings under revolving credit agreements expiring March 2012	734,000	(1)	1,381,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,363		306,260
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,763		246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	57,661		56,684
Unsecured notes bearing fixed rate interest at 10% due April 2016	165,037		162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,750		246,524

Total long-term debt	$2,419,633		$3,061,951

(1)	On Sept. 27, 2010, subsequent to the close of the third quarter, the Company completed the private placement of unsecured senior notes totaling $500 million. Net proceeds from this were used to reduce borrowings under the term loan by $48 million and the revolving credit agreements by $435 million. On Sept. 30, 2010, the revolving credit agreements were amended to extend their expiration dates to Sept. 30, 2014 for the majority of its lenders.
For the first nine months of 2010, the Company’s long-term debt was reduced by $642 million reflecting repayments of borrowings under the revolving credit agreements of $647 million partially offset by debt discount amortization.
As more fully described in “Note 15 — Subsequent events”, the Company completed the private placement of unsecured senior notes totaling $500 million and amended its revolving credit agreements.
NOTE 5 — Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(in millions of dollars)	2010	2009	2010	2009

Service cost-benefits earned during the period	$3.4	$2.8	$11.0	$11.0
Interest cost on benefit obligation	41.4	42.8	132.9	132.5
Expected return on plan assets	(44.8)	(40.8)	(144.2)	(127.1)
Amortization of prior service cost	1.6	0.6	5.1	1.7
Amortization of actuarial loss	11.6	11.6	36.3	35.8

Pension expense for Company-sponsored retirement plans	13.2	17.0	41.1	53.9
Curtailment gain	—	—	(0.6)	—
Settlement gain	—	—	—	(39.8)
Union and other pension cost	1.3	1.3	3.9	3.8

Pension cost	$14.5	$18.3	$44.4	$17.9

During 2010, the Company made voluntary contributions of $30 million to the Gannett Retirement Plan.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(in millions of dollars)	2010	2009	2010	2009

Service cost-benefits earned during the period	$0.2	$0.4	$0.6	$1.2
Interest cost on net benefit obligation	2.6	3.5	7.9	10.5
Amortization of prior service credit	(4.8)	(3.9)	(14.5)	(11.7)
Amortization of actuarial loss	1.2	1.4	3.6	4.2

Net periodic postretirement benefit (credit) cost	$(0.8)	$1.4	$(2.4)	$4.2

NOTE 7 — Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $125.7 million as of December 27, 2009 and $122.6 million as of the end of the third quarter of 2010. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 27, 2009 was $191.7 million and as of September 26, 2010 was $179.9 million. The $11.8 million decrease reflects a reduction for the lapse of statutes of limitations of $33.6 million, of which $31.9 million is related to the sale of a business in a prior year, reductions for tax positions of prior years of $15.3 million and settlements of $1.7 million related to state audit agreements. The decline from these factors is partially offset by an increase for prior year tax positions of $26.6 million and additions in the current year of $12.2 million.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized interest and penalty expense (income), net, of $0.2 million and $1.3 million during the third quarters of 2010 and 2009, respectively, and $(37.0) million and $(1.0) million for the year-to-date 2010 and 2009 periods, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 27, 2009 was approximately $73.7 million and as of September 26, 2010, was approximately $39.4 million. The net decline relates to the matters affecting unrecognized tax benefits as discussed in the preceding paragraph.
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
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $35 million within the next 12 months.

NOTE 8 — Supplemental shareholders’ equity information
The following table summarizes the shareholders’ equity for the thirty-nine weeks ended September 26, 2010 and September 27, 2009. The redeemable noncontrolling interest accretion relates to redeemable stock held by a noncontrolling owner of CareerBuilder that provides a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475
Comprehensive income:
Net income	414,066	24,837	438,903
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(4,355)	(4,355)
Other comprehensive loss	(6,176)	(2,015)	(8,191)
Dividends declared	(28,590)	—	(28,590)
Stock option and restricted stock compensation	21,528	—	21,528
401(k) match	17,456	—	17,456
Dispositions	—	378	378
Other activity	1,391	—	1,391

Balance at September 26, 2010	$2,023,600	$162,395	$2,185,995

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 28, 2008	$1,055,882	$118,806	$1,174,688
Comprehensive income:
Net income	221,668	19,581	241,249
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(4,052)	(4,052)
Other comprehensive income	65,852	3,118	68,970
Dividends declared	(27,944)	—	(27,944)
Stock option and restricted stock compensation	15,867	—	15,867
401(k) match	40,742	—	40,742
Other activity	6,514	—	6,514

Balance at September 27, 2009	$1,378,581	$137,453	$1,516,034

The table below presents the components of comprehensive income for the third quarter and year-to-date periods of 2010 and 2009. Other comprehensive income (loss) consists primarily of foreign currency translation, pension liability adjustments and interest rate swap mark-to-market adjustments.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(in thousands of dollars)	2010	2009	2010	2009

Net income	$113,688	$85,193	$438,903	$241,249
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(1,517)	(1,411)	(4,355)	(4,052)
Other comprehensive income (loss):
Foreign currency translation adjustment	36,916	(16,202)	(9,695)	58,909
Other	(7,576)	5,639	1,504	10,061

Total other comprehensive income (loss)	29,340	(10,563)	(8,191)	68,970

Total comprehensive income	141,511	73,219	426,357	306,167

Comprehensive income attributable to the noncontrolling interest	16,423	12,752	18,467	18,647

Comprehensive income attributable to Gannett Co., Inc.	$125,088	$60,467	$407,890	$287,520

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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of September 26, 2010 (in thousands):

	Fair Value Measurements as of
	September 26, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$14,690	$—	$—	$14,690
Rabbi trust investments	$25,668	$—	$—	$25,668
During the twenty-six weeks ending June 27, 2010, the Company sold auction rate securities held by CareerBuilder, receiving proceeds of $28.4 million and recording a gain of $2.1 million.
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.5 billion at September 26, 2010.
In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and are reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At September 26, 2010 and December 27, 2009, the aggregate carrying amount of such investments was $12 million and $16 million, respectively. At June 27, 2010, the Company concluded that one of its investments had an other-than-temporary impairment. Therefore, the carrying value of this investment was written down to fair value. No events or changes in circumstances have occurred since December 27, 2009 that suggest a significant and adverse effect on the fair value of the remaining $12 million in investments. Accordingly, the Company did not evaluate such investments for impairment in 2010.

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

	Thirteen weeks ended
	Sept. 26,	Sept. 27,	% Inc
(unaudited, in thousands of dollars)	2010	2009	(Dec)
Net Operating Revenues:
Publishing	$969,369	$1,017,723	(4.8)
Digital	157,669	142,955	10.3
Broadcasting	185,297	151,458	22.3

Total	$1,312,335	$1,312,136	0.0

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$130,886	$101,208	29.3
Digital	15,728	24,646	(36.2)
Broadcasting	66,606	43,026	54.8
Corporate	(12,932)	(13,179)	(1.9)

Total	$200,288	$155,701	28.6

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$35,137	$69,967	(49.8)
Digital	19,883	8,604	***
Broadcasting	16,228	15,475	4.9
Corporate	3,940	3,962	(0.6)

Total	$75,188	$98,008	(23.3)

	Thirty-Nine Weeks Ended
	Sept. 26,	Sept. 27,	% Inc
	2010	2009	(Dec)
Net Operating Revenues:
Publishing	$2,987,851	$3,177,482	(6.0)
Digital	452,411	428,469	5.6
Broadcasting	536,801	447,914	19.8

Total	$3,977,063	$4,053,865	(1.9)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$475,649	$327,977	45.0
Digital	46,571	41,852	11.3
Broadcasting	213,488	137,405	55.4
Corporate	(45,781)	(41,425)	10.5

Total	$689,927	$465,809	48.1

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$104,416	$197,806	(47.2)
Digital	35,924	26,534	35.4
Broadcasting	32,580	33,745	(3.5)
Corporate	11,935	12,065	(1.1)

Total	$184,855	$270,150	(31.6)

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

NOTE 12 — Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands except per share amounts)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Income from continuing operations attributable to Gannett Co., Inc.	$101,409	$72,986	$393,193	$221,633
(Loss) income from the operation of discontinued operations, net of tax	—	766	(322)	35
Gains on disposal of publishing businesses, net of tax	—	—	21,195	—

Net income attributable to Gannett Co., Inc.	$101,409	$73,752	$414,066	$221,668

Weighted average number of common shares outstanding — basic	238,467	235,379	238,012	232,769
Effect of dilutive securities
Stock options	1,682	2,202	1,640	1,011
Restricted stock	1,716	1,234	1,672	1,057

Weighted average number of common shares outstanding — diluted	241,865	238,815	241,324	234,837

Earnings from continuing operations per share — basic	$0.43	$0.31	$1.65	$0.95
Earnings from discontinued operations
Discontinued operations per share — basic	—	—	—	—
Gains on disposal of publishing businesses per share — basic	—	—	0.09	—

Net income per share — basic	$0.43	$0.31	$1.74	$0.95

Earnings from continuing operations per share — diluted	$0.42	$0.31	$1.63	$0.94
Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	—	—
Gains on disposal of publishing businesses per share — diluted	—	—	0.09	—

Net income per share — diluted	$0.42	$0.31	$1.72	$0.94

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
NOTE 15 — Subsequent events
On September 27, 2010, subsequent to the close of the third quarter, the Company completed the private placement of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. The 2015 notes and 2018 notes (together, New Notes) were made available in a private offering that is exempt from the registration requirements of the Securities Act of 1933 (Securities Act). The New Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities, its term loan and its notes maturing in 2014 and thereafter. The Company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan. The New Notes and the subsidiary guarantees have not been registered under the Securities Act, or any state securities law and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On September, 30, 2010, the Company amended its revolving credit agreements and extended the maturity date for the majority of its lenders from March 15, 2012 to September 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to September 30, 2014 will be $1.14 billion.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter and year-to-date period of 2010 would have increased or decreased approximately 1%.
At the end of the third quarter of 2010, the Company had approximately $964 million in long-term floating rate obligations outstanding. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $5 million.
The fair value of the Company’s long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.5 billion at September 26, 2010.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of September 26, 2010, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the third quarter of 2010. The approximate dollar value of shares that may yet be purchased under the program is $808.9 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.
Item 5. Other Information
On October 29, 2010, Gannett adopted the Key Executive Life Insurance Plan (the Plan). The Plan replaces the company-paid group term life insurance program for those key executive officers who participate in the Plan. Craig A. Dubow, Gracia C. Martore and other participants in Gannett’s existing executive life insurance program will not participate in the Plan. Under the Plan, Gannett will make annual premium payments on individual life insurance policies owned by the participants. With continued employment, and for all vested participants, Gannett will pay premiums until the later of five years of Plan participation or age 62. If provided in his or her participation agreement, a participant will vest in his or her right to receive the premiums if the participant terminates employment after attaining both five years of service at Gannett and age 55. If a participant is not vested when the participant’s employment ends, payments will cease. If an executive is not able to meet the underwriting requirements, Gannett may pay to the executive an amount comparable to the premium payments that such person would have received if he or she had been approved at standard underwriting rates in lieu of participating in the Plan. Robert J. Dickey and David L. Hunke are the only existing named executive officers who are expected to participate in the Plan. As a result of their prior service, Mr. Hunke would be vested and Mr. Dickey would be eligible for vesting if his employment continues until he reaches age 55. Mr. Dickey, Mr. Hunke and the other key executive officers who are expected to participate in the Plan were not executive officers of Gannett when individual life insurance policies were last issued under the existing executive life insurance program. Subject to completion of underwriting by the insurance carrier, the annual life insurance premiums payable by Gannett for 2011 are expected to be approximately $37,000 for Mr. Dickey and approximately $51,000 for Mr. Hunke. Executives are required to pay withholding taxes on the annual premiums or other amounts payable by Gannett in connection with the Plan.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2010	GANNETT CO., INC.
/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller (on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Key Executive Life Insurance Plan dated October 29, 2010.*	Attached.

10-2	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Attached.

10-3	Fourth Amendment, dated as of August 25, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Attached.

10-4	Fourth Amendment, dated as of August 25, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004, and effective as of January 5, 2005.	Attached.

10-5	Fourth Amendment, dated as of August 25, 2010, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as December 13, 2004 and effective as of January 5, 2005.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended September 26, 2010 and September 27, 2009, (ii) Condensed Consolidated Balance Sheets at September 26, 2010 and December 27, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 26, 2010 and September 27, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Attached.

*	Asterisks identify management contracts and compensatory plans or arrangements.