Form 10-K
period 2010-12-26
GANNETT CO INC /DE/
filed 2011-02-23
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 25, 2010, was $3,544,790,597. The registrant has no non-voting common equity.
As of January 30, 2011, 239,686,303 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 3, 2011, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2010 FORM 10-K

Item No.	Page

Part I

1. Business	3

1A. Risk Factors	24

1B. Unresolved Staff Comments	25

2. Properties	25

3. Legal Proceedings	26

4. Submission of Matters to a Vote of Security Holders	26

Part II

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

6. Selected Financial Data	29

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

7A. Quantitative and Qualitative Disclosures about Market Risk	47

8. Financial Statements and Supplementary Data	48

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82

9A. Controls and Procedures	82

Part III

10. Directors, Executive Officers and Corporate Governance	84

11. Executive Compensation	84

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84

13. Certain Relationships and Related Transactions, and Director Independence	84

14. Principal Accountant Fees and Services	84

Part IV

15. Exhibits and Financial Statement Schedules	84

Exhibit 10-2
Exhibit 10-2-1
Exhibit 10-3-2
Exhibit 10-4-5
Exhibit 10-5-2
Exhibit 10-8-5
Exhibit 10-9-5
Exhibit 10-10-5
Exhibit 10-11
Exhibit 10-13-2
Exhibit 10-14-2
Exhibit 21
Exhibit 23
Exhibit 31-1
Exhibit 31-2
Exhibit 32-1
Exhibit 32-2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS
Company Profile
Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 239 million outstanding shares of common stock are held by approximately 8,800 shareholders of record in all 50 states and several foreign countries. The company has approximately 32,600 employees including 1,700 employees for CareerBuilder, LLC. Gannett’s headquarters are in McLean, VA, near Washington, DC.
Gannett is an international media and marketing solutions company. The company provides consumers with the information they want and connects them to their communities of interest through multiple platforms including the Internet, mobile, newspapers, magazines and TV stations. Gannett helps businesses grow by providing marketing solutions that reach and engage their customers across the company’s diverse platforms. Gannett is an Internet leader with hundreds of newspaper and TV web sites and several national web sites, reaching 52 million unique users monthly or about 24% of the Internet audience, as measured by comScore Media Metrix. These web sites include CareerBuilder.com, the nation’s top employment site; USATODAY.com; 81 local MomsLikeMe.com sites; PointRoll, an industry leader in rich media advertising solutions; and ShopLocal, a leader in multichannel shopping and advertising services. Gannett publishes 82 daily U.S. newspapers, including USA TODAY, the nation’s largest-selling daily print newspaper, and about 600 magazines and other non-dailies including USA WEEKEND. The company also operates 23 television stations in 19 U.S. markets and Captivate, which operates video screens in office elevators in key urban markets. Gannett subsidiary Newsquest is one of the United Kingdom’s leading regional community news providers with 17 daily paid-for titles, more than 200 weekly newspapers, magazines and trade publications, and a network of web sites.
In broadcasting, the company’s 23 television stations in 19 U.S. markets with a total market reach of more than 21 million households cover 18.2% of the U.S. population. Each of these stations also operates locally oriented web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic on video screens located in elevators of office towers and select hotel lobbies across North America.
Beginning in the third quarter of 2008 and concurrent with the purchase of a controlling interest in CareerBuilder, LLC, the leading U.S. employment web site with expanding overseas operations, and ShopLocal, a provider of online marketing solutions, the company began reporting a separate Digital segment.
In addition to CareerBuilder and ShopLocal, the Digital segment also includes PointRoll, Planet Discover and Schedule Star. Results from CareerBuilder and ShopLocal were initially consolidated in the third quarter of 2008. Results for PointRoll, Planet Discover and Schedule Star, which had been reflected previously in the Publishing segment, have been reclassified to the Digital segment.
PointRoll and ShopLocal, now operating together, provide online advertisers with rich media marketing services, and have achieved significant revenue and earnings gains. Through Schedule Star LLC, the company operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors. National platform opportunities are being developed from the many local communities this business serves.
Complementing its core publishing, digital and broadcasting businesses, the company has made significant strides in its digital strategy through key investments and partnerships in the online space. These include a partnership investment in Classified Ventures, which owns and operates the Cars.com and Apartments.com web sites.
In March 2010, CareerBuilder expanded its reach in the U.K. when it purchased CareerSite.biz, parent of three successful career-related operations there. Founded in 2001, CareerSite.biz operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.
In 2008, the company made strategic investments in QuadrantONE, a digital ad sales network; Fantasy Sports Ventures, which operates a group of fantasy sports content web sites; COZI Group, which owns family organization software; and Livestream, an Internet broadcasting service provider.
In late 2007, Metromix LLC was created, which is a digital joint venture focusing on a common model for local online entertainment sites, and then scaling the sites into a national platform under the Metromix brand.
New developments include the purchase of an equity interest in Ongo Inc. Ongo is a personal news service that gives consumers a fundamentally new way to read, discover and share digital news and information. Premiering with more than a dozen top-tier titles in a single interface designed for readability, Ongo delivers full articles and convenient customization features, along with editorial selection that surfaces vital and interesting stories beyond the day’s top headlines. Ongo is accessible through any major web browser on computers, smart phones and tablets — so subscribers enjoy their favorite publications on all the devices they own for a single monthly fee. USATODAY.com is among the titles now available from Ongo.
In early January 2011, the company also announced the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Reviewed.com’s operation will be integrated with USA TODAY as part of USA TODAY’s consumer media strategy.

Business Transformation and Initiatives: The company continues to evolve internally to meet the needs of consumers and business customers in the digital environment and to optimize its opportunities at its core publishing and broadcast operations.
Important steps taken to achieve these objectives include:
•	Drive innovation throughout the company to create new digital offerings that either complement the company’s news and information businesses, or that take it into new markets with new audiences. Digital revenue companywide in 2010, including the Digital segment and all digital revenues generated by the other business segments, was approximately $1 billion. This represents 18% of total operating revenues, an increase of 8% from 2009.
•	Focus on the delivery of content from USA TODAY and the company’s 100 plus local sites to mobile devices. In 2010, 1.6 billion mobile page views were served, up 267% from 2009. To leverage this mobile momentum, a build-out of a Gannett-wide mobile platform has begun that gives the company’s mobile sites a new look and feel and supports on-demand video for higher-end devices such as the iPhone. At the same time, USA TODAY and the company’s local media organizations have the ability to customize their mobile sites to meet the needs of their customers. Most importantly, with this new platform the company is now able to drive innovation across all Gannett mobile sites by pooling technical resources in an efficient and scalable manner. Additionally, USA TODAY’s iPad, iPhone and Android apps combined have more than 7 million downloads since launch and consistently ranked at or near the top of the general news category. The USA TODAY app for the iPad received numerous honors in 2010 and has remained one of the most popular iPad news apps with more than 1.6 million downloads since launch.
•	Developed key business partnerships. In July 2010, Gannett and Yahoo! announced a local advertising partnership that brings together Gannett’s strong local media organization brands, sales capacities and leading web site audiences with Yahoo!’s high-quality audience. All of Gannett’s 81 local publishing organizations and seven of its 23 television stations will sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. The roll-out to each of the business units began in the fall 2010 and will continue into 2011. As a result, local advertisers will benefit from expanded digital reach and audience targeting capabilities based on geography, user demographics, interests and more against that expanded audience. In addition, Gannett will be leveraging the targeting and ad ordering capabilities of the APT from Yahoo! Platform for local sales. This partnership will extend Gannett’s local media organization reach to cover as much as 80% of the total digital audience in each market.
•	Improved core publishing and television operations through transformation of newsrooms into Information Centers. The Information Center concept has enhanced the company’s appeal to more customers in the markets that are served, with 24/7 updating to produce unique top quality local content across multiple platforms. Watchdog journalism is emphasized, digital sites are positioned as the primary medium for breaking news and the daily newspapers focus on story depth, analysis and context. Creating superior Sunday newspaper editions is also an important goal. Enhanced Sunday editions were complemented with effective advertiser and consumer sales initiatives, and the results have been very positive. Subscriber retention improved and Sunday home delivery circulation volume has grown at U.S. Community Publishing’s operations. Gannett’s Sunday home delivery was up on average compared to 2009 for the 32 largest local media organizations in the U.S. Community Publishing division. While the focus is on customer centricity, Information Center initiatives also fulfill the company’s responsibilities under the First Amendment.
•	Continued the development and enhancement of the ContentOne initiative, through which the company expects to fundamentally change the way content is gathered, shared and sold. ContentOne’s focus is to reduce duplication of effort in developing and gathering content and enhancing the sharing of content across the company. A key objective is to find new ways to generate revenue from the company’s content, demonstrating usefulness and value beyond its inclusion in the company’s newspapers, television broadcasts and web sites. ContentOne builds on the Information Center initiative by creating a national focal point that will serve all of the company’s businesses.
•	Rollout of a companywide content-management system with installation to begin in early 2011 to better support and leverage the Gannett Information Centers and ContentOne. The common content-management system (CMS) enables U.S. Community Publishing to centralize design of all print products at five design studios which will offer higher-quality design than can be produced at many sites now and maximize efficiencies. Studios will be created in early 2011 in Asbury Park, NJ; Nashville, TN; Louisville, KY; Des Moines, IA; and Phoenix, AZ.
•	Reorganized USA TODAY to transform it from a newspaper brand to a media company focusing on efficient, compelling delivery of news and information across multiple platforms, and aligning all business activities in ways that fulfill the needs of consumers and marketers in unique and progressive ways. Content verticals were launched in the areas of Travel, Your Life, Personal Finance and Diversions to create deep, relevant information presented in a vibrant style in the heritage of the USA TODAY brand. Early results have shown significant growth in audience in these content areas. The USA TODAY Sports Media Group was also created and designed to oversee and coordinate business strategy for national sports initiatives across all of Gannett, including USA TODAY, as well as Gannett’s community of newspaper properties, television stations, HighSchoolSports.net and BNQT.com.
•	Launched five regional Gannett Client Solutions Groups in the U.S. Community Publishing division to provide customized marketing solutions services such as strategic planning, campaign concept and design, digital media execution, event marketing and media buying. At the same time, the company continues its focus on creating a customer-centric world class sales organization in its local community publishing markets.

•	Launched GannettLocal to focus on providing personal marketing specialists to small and medium sized businesses. These “Local Marketing Navigators” leverage their knowledge and the company’s delivery network to create affordable, customized local marketing solutions to meet customers’ needs.
•	Continued testing new subscription options at three U.S. Community Publishing sites, Greenville, SC; Tallahassee, FL; and St. George, UT, after establishing pay walls in front of their web sites. These tests are helping us better understand consumer response to paid content and what type of business models are sustainable.
•	Extended the digital reach of the company’s local television brands by joining with Datasphere, a leading provider of hyper-local web technology, to deliver very localized content on a community and neighborhood basis to consumers and hyper-local digital ad solutions for local small businesses. By enabling advertisers to target audiences down to specific neighborhoods, the company makes their services even more relevant to their customers. The company launched 264 of these neighborhood web sites in 10 markets.
•	Maximized the use and deployment of resources throughout the company. In 2010, the company continued its commitment to transforming its business activities, including more consolidation and centralization of functions that do not require a physical presence in each of the company’s markets. In this regard, the company has consolidated numerous production facilities and established centralized accounting, credit and collection functions which now serve nearly all domestic business operations. These efforts have achieved cost efficiencies and permitted improved local focus on content and revenue-producing activities and these efforts will continue to be aggressively pursued in 2011.
•	Launched a resource sharing effort by its Phoenix publishing, broadcasting and online operations which brought the company’s channel 12 News television operation into the Republic Media building. The television station is broadcasting from a high-tech street-level studio. The combined new staff is part of a print, broadcast and online collaboration designed to add breadth and depth to coverage for readers and viewers, and initially is focusing on four areas: breaking news, sports, features/entertainment and photo/video.
•	Expanded the Digital Employment Sales Center (DESC), a centralized outbound telesales operation based at The Star in Indianapolis, which focuses on selling CareerBuilder.com and other employment advertising solutions in Gannett media markets around the country. Staffing at the DESC grew in 2010 and sales more than tripled over the prior year.
•	Employed a customer-centric approach to developing and selling integrated marketing campaigns through a newly created national, cross-divisional sales organization called CustomerOne Solutions.
•	Maintained the company’s strong financial discipline and capital structure, preserving its flexibility to make acquisitions, investments and affiliations. The company generated $773 million of cash flow from operating activities in 2010, in the face of an uneven economy. As a result, during 2010 the company’s long-term debt was reduced by $710 million to $2.35 billion, and at the end of the year the company’s senior leverage ratio was 1.97 times, well within the limit of 3.5 times designated by the company’s principal financial covenant. In September 2010, the company completed the private placement of unsecured senior notes totaling $500 million in two tranches: $250 million due in 2015 and $250 million due in 2018. At the same time, the company amended its revolving credit agreements and extended the maturity date for the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion. With these two actions, the company extended and greatly improved its debt maturity profile.
•	Improved the funded status of the Gannett Retirement Plan through voluntary contributions totaling $130 million. As a result of the contributions and a strong investment return for the plan’s assets for 2010, at the end of the year, the plan’s funded status improved to 85%.
•	Strengthened the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Leadership and Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.
Business portfolio: The company operates a diverse business portfolio, established through acquisitions and internal development. Some examples of this diversification are:
•	CareerBuilder, the No. 1 employment web site in the U.S.
•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology, allowing advertisers to expand their online space and impact.
•	ShopLocal, a leader in multichannel shopping and advertising services.
•	Planet Discover, a provider of local, integrated online search and advertising technology.
•	MomsLikeMe, an internally developed national brand for social networking among moms-site users at the local level, supplemented with helpful information moms can use.
•	QuadrantONE, a digital ad sales network formed with three other top media companies.
•	USA WEEKEND, a weekly newspaper magazine carried by more than 700 local newspapers with an aggregate circulation reach of 23 million.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 700 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in more than 30 states.
•	Gannett Government Media (formerly Army Times), which publishes military and defense newspapers and has expanded into the broadcasting and online arenas. Gannett Government Media collaborates with Gannett Washington, D.C. TV station WUSA to produce “This Week in Defense News” which airs on Sunday mornings.
•	Gannett Healthcare Group publishes Nursing Spectrum, NurseWeek and Nurse.com The Magazine, specializing in news, continuing education opportunities and employment opportunities for registered nurses (RNs) in a combined circulation of 720,000, as well as Today in PT and Today in OT, featuring news, continuing education opportunities and employment opportunities for allied health professionals. Gannett Healthcare Group also operates Gannett Education, which delivers continuing education opportunities to RNs and allied health professionals and includes PearlsReview.com, an online nursing certification and continuing education web site.
•	Gannett Offset, a network of five commercial printing operations in the U.S.
Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 19 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes six daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.
Joint operating agencies: The company’s newspaper subsidiary in Detroit participates in a joint operating agency. The joint operating agency performs the production, sales and distribution functions for the subsidiary and another newspaper publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the minority partner’s share of profits. Through May 2009, the company also published the Tucson Citizen through the Tucson joint operating agency in which the company held a 50% interest. Because of challenges facing the publishing industry, combined with the difficult economy, particularly in the Tucson area, the company ceased publication of the Tucson Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the joint operating agency, which provides service to the remaining non-Gannett newspaper in Tucson. The company’s share of results for its share of the Tucson operations are accounted for under the equity method, and are reported as a net amount in “Equity income (losses) in unconsolidated investee, net.”
Strategic investments: In early January 2011, the company announced the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high definition televisions. Reviewed.com’s operation will be integrated with USA TODAY as part of USA TODAY’s consumer media strategy.
In October 2010, the company purchased a minority stake in Ongo Inc., which operates a personal news service that gives consumers a fundamentally new way to read, discover and share digital news and information. Premiering with more than a dozen top-tier titles in a single interface designed for readability, Ongo delivers full articles and convenient customization features. Ongo is accessible through any major web browser on computers, smartphones and tablets. USATODAY.com is among the titles now available from Ongo.
In March 2010, CareerBuilder purchased CareerSite.biz, parent of three successful career-related operations in the U.K. Founded in 2001, CareerSite.biz operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.
In February 2009, the company purchased a minority interest in Homefinder. Homefinder is a leading national online marketplace connecting homebuyers, sellers and real estate professionals.
In August 2008, the company purchased Pearls Review, Inc., an online nursing certification and continuing education web site operated within Gannett Healthcare Group.
In July 2008, the company purchased a minority stake in Livestream, a company that provides Internet broadcasting services.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free web service that helps families manage busy schedules, stay in communication and share memories.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV, also known as Big Lead Sports, owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other top media companies.
On Dec. 31, 2007, the company acquired X.com, Inc. (BNQT.com). BNQT.com operates a digital media group of affiliated sites covering eight different action sports including surfing, snow-boarding and skateboarding. BNQT.com is affiliated with the USA TODAY Sports Media Group.
In October 2007, the company, in partnership with another media company, announced the formation of Metromix LLC, a digital joint venture to expand a national network of local entertainment web sites under the Metromix brand. Metromix LLC focuses on a common model for local online entertainment sites, and then scales the sites into a national platform under the Metromix brand.
In October 2007, the company acquired Schedule Star LLC, which operates HighSchoolSports.net, a digital content site serving the high school sports audience, and the Schedule Star solution for local athletic directors.
In May 2007, CareerBuilder became the exclusive content provider to the MSN Careers channel in the U.S. through 2013. Additionally, MSN and CareerBuilder broadened their alliance to include key MSN international sites, facilitating an accelerated expansion overseas for CareerBuilder.

The company owns a 23.6% stake in Classified Ventures, an online business focused on real estate and automotive advertising; and a 19.7% interest in ShermansTravel, an online travel news, advertising and booking service.
With these acquisitions and investments, the company has established important business relationships to leverage its publishing and online assets and operations to enhance its online footprint, revenue base and profits.
Business segments: The company has three principal business segments: publishing, digital and broadcasting. Beginning with the third quarter of 2008, the company began reporting the new “Digital” business segment, which includes CareerBuilder and ShopLocal results from the dates of their full consolidation, on Sept. 3, 2008 and June 30, 2008, respectively, as well as PointRoll, Planet Discover and Schedule Star. Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment. Operating results from the operation of web sites that are associated with publishing operations and broadcast stations are reported in the publishing and broadcast segments.
Financial information for each of the company’s reportable segments can be found in the company’s financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and as presented under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
Publishing/United States
The company’s U.S. publishing operations, including USA TODAY, reach 11.6 million readers every weekday and 12.0 million readers every Sunday — providing critical news and information from their customers’ neighborhoods and around the globe.
At the end of 2010, the company operated 82 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily print newspaper. These newspapers have combined daily paid circulation of 5.1 million and also produce about 600 non-daily local publications in 30 states and Guam. The U.S. Community Publishing (USCP) division and USA TODAY are headquartered in McLean, VA. At the end of 2010, USCP had approximately 22,400 full- and part-time employees.
The company’s local newspapers are managed through its USCP division. These newspapers are positioned in major, mid-size and small markets; this geographical diversity is a core strength of the company.
Gannett publishes in major markets such as Phoenix, AZ; Indianapolis, IN; Cincinnati, OH; Des Moines, IA; Nashville, TN; Asbury Park, NJ; Louisville, KY; and Westchester, NY.
Mid-sized markets are represented by Salem, OR; Fort Myers, FL; Appleton, WI; Palm Springs, CA; Montgomery, AL; and Greenville, SC.
St. George, UT; Fort Collins, CO; Sheboygan, WI; Iowa City, IA; and Ithaca, NY, are examples of smaller markets.
USA TODAY was introduced in 1982 as the country’s first national, general-interest daily newspaper. It is produced at facilities in McLean, VA, and transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 12 U.S. markets and commercially at offset plants, not owned by Gannett, in 20 other U.S. markets.
In 2010, USATODAY.com launched its first two new content verticals, Travel and YourLife. Travel’s post-launch average monthly page views increased 61% between 2009 and 2010. The YourLife vertical was launched in November 2010 and generated 2.5 million page views in its first month. The USA TODAY Sports Media Group was also created and designed to oversee and coordinate business strategy for national sports initiatives across all of Gannett, including USA TODAY, as well as Gannett’s community of local newspaper properties, television stations, HighSchoolSports.net and BNQT.com. USATODAY.com remains one of the most popular newspaper sites on the web having achieved an average of more than 60 million visits per month between January and December 2010, a 14% increase over the same time period in 2009.
Other businesses that complement, support or are managed and reported within the publishing segment include: USA WEEKEND, Clipper Magazine, Gannett Government Media, Gannett Healthcare Group and Gannett Offset. In 2009, Gannett News Service became part of ContentOne; Gannett Retail Advertising Group represents the company’s local newspapers in the sale of advertising to national and regional franchise businesses; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International (GMTI) develops and markets software and other products for the publishing industry and provides technology support for the company’s newspaper and web operations.
News and editorial matters: The overarching mission of the Gannett Information Centers in 2010 was to produce unique, top-quality local content across multiple platforms. To protect excellent local journalism, the U.S. Community Publishing division pursued operational transformation. To be distinctive in local communities, the division emphasized credible journalism available from only its newspapers and digital products.
The division outlined five priorities:
•	Enhance watchdog journalism, especially daily work.
•	Reposition digital sites as the primary medium for breaking news and social networking.
•	Reposition daily newspapers to focus on depth, analysis and context.
•	Create superior Sunday editions of newspapers.
•	Enhance the sites’ positions as local community leaders.
The division’s commitment to watchdog journalism was demonstrated by a partnership with the Investigative Reporters and Editors (IRE) organization. IRE trained more than 250 Gannett reporters and editors at three “watchdog bootcamps” held across the country and IRE’s annual conference. The depth and quality of investigative journalism in daily newspapers improved dramatically as a result of the IRE investment.
To enhance Sunday editions, editors at every site focused strategically on enhancements and additions tailored to highly engaged Sunday readers. Advertising and consumer sales initiatives supported this initiative.
Increased retention rates among new subscribers indicate that content and product improvements are enhancing loyalty among readers. Thirteen-week retention improved nearly 2.4% over the year before, while 26-week retention improved nearly 7.4%.

To support the quest for high-quality, unique local journalism, the division took three important steps to promote operational efficiency:
•	Work began on the rollout of a companywide content-management system. Cross-divisional teams worked on this massive project throughout 2010 and installation begins in early 2011.
•	The common content-management system (CMS) enables U.S. Community Publishing to centralize design of all print products at five design studios. These studios will offer higher-quality design that can be produced at many sites now and maximize the efficiencies of the new content management system. Studios will be created in early 2011 in Asbury Park, NJ; Nashville, TN; Louisville, KY; Des Moines, IA; and Phoenix, AZ.
•	A partnership with USA TODAY provides its branded content for use in community newspapers, freeing local journalists for local reporting.
These projects promote top-quality journalism while seeking dramatic operational transformation.
The company’s domestic daily newspapers received Gannett’s wire service in 2010 and subscribe to The Associated Press. Some newspapers use supplemental news services and syndicated features. The ContentOne initiative helped to efficiently distribute content among sites.
The company operates news bureaus in Washington, DC, and four state capitals — Albany, NY; Baton Rouge, LA; Trenton, NJ; and Tallahassee, FL.
In 2010, Gannett newspapers and journalists received national recognition for excellent work.
Des Moines (IA) Register photographer Mary Chind was awarded the Pulitzer Prize in Breaking News Photography for her dramatic photo of a construction worker rescuing a woman from the Des Moines River. Chind’s winning photo showed the construction worker dangling from a crane, reaching to grab the woman from roiling flood waters.
The Asbury Park (NJ) Press was named a finalist in the Pulitzer Prize Public Service category for “Fighting New Jersey’s Tax Crush,” a series about the archaic property tax system that hurts low-income residents. The newspaper reported how the state’s tax structure bankrupts families, destroys businesses and drives low- and moderate-income workers out of New Jersey.
The National Press Foundation awarded Mark Silverman, editor and vice president/content and audience development of The Tennessean in Nashville, the Benjamin C. Bradlee Editor of the Year Award. The award was given to Silverman because of his newspaper’s “outstanding coverage of unexpected floods in 2010 and its innovative use of social media platforms to extend that coverage and bind its community together.”
The Tennessean’s coverage of the flood also received two other honors from the Online News Association annual competition:
•	First place in the breaking news/small category.
•	Citation in the Best Use of Multimedia/Over 50,000 category for coverage of the flooding.
Other Gannett honors included these 2010 Associated Press Managing Editors (APME) Award winners:
•	The Asbury Park (NJ) Press won the Public Service Award for its work on the property tax system in New Jersey.
•	Two of the three finalists for Innovator of the Year Award were from Gannett: The Rochester (NY) Democrat and Chronicle was cited for its Picture the Impossible augmented reality game developed in partnership with the Rochester Institute of Technology; and the Statesman Journal in Salem, OR, was cited for its extensive use of social networking in all types of reporting.
•	FLORIDA TODAY in Brevard won the Online Convergence Award for a multimedia package that looked at the life of William Dillon, who spent 27 years behind bars for a crime he did not commit. It combined a special Flash presentation, a 44-minute documentary and stories.
Photojournalist Bill Luster of The Courier-Journal at Louisville, KY, was the 2010 recipient of the National Press Photographers Association’s Joseph A. Sprague Memorial Award, the organization’s highest honor.
APME also honored two Gannett journalists for their longstanding commitment to diversity in newspaper content and newsroom recruiting. The 2010 Robert G. McGruder Awards for Diversity Leadership were given to Randy Lovely, editor and vice president of The Arizona Republic in Phoenix, and Bill Church, executive editor of the Statesman Journal in Salem, OR.
Audience research: As Gannett’s publishing businesses continue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company remains focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in their communities and measures the frequency with which consumers interact with each Gannett product.
Results from 2010 studies indicate that many Gannett local media organizations are reaching more people more often. For example, in Wilmington, DE, the combination of all Gannett products reach 85% of the adult population, an average of 5.9 times a week for 2.05 million total impressions each week — a 6% increase since 2008.
The company has gathered audience aggregation data for 49 Gannett markets and will continue to add more data in 2011. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers including the most effective product combination and frequency. This approach enables the company to increase its total advertising revenue potential while maximizing advertiser effectiveness. Six key advertiser segments were identified and performance within each segment is measured in every study. Through digital growth and the development of ancillary products, Gannett newspapers have maintained their high reach of approximately 70% or more of adults in each of the six segments. The ad sales staff is continually trained on how to best execute an audience-based selling strategy.

Scarborough Research measures 81 of the nation’s top markets. In a report on market penetration, the number of adults in a community who access a publication and its related web site, showed that 3 out of 4 adults in the Rochester, NY market in a given week either read the print version of the Rochester Democrat and Chronicle or visited its web site (democratandchronicle.com), making it the top-ranked newspaper in the country for integrated audience penetration. Gannett had three of the top four newspapers (Rochester, the Gannett East Wisconsin Newspapers and The Des Moines Register) in combined newspaper and web site penetration. These markets are industry leaders because they understand and aggressively pursue different audiences for different platforms — true audience aggregation.
In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand its customers’ web site use patterns and to use focus groups with audiences and advertisers to better determine their needs. In 2009, the U.S. Community Publishing research group launched an ongoing longitudinal study to measure audience and sentiment of consumers in key markets. To date, the group has conducted more than 11,500 interviews for the study.
Circulation: Detailed information about the circulation of the company’s newspapers may be found beginning on page 18. Daily circulation declined in nearly all of the company’s newspaper markets, a trend generally consistent with the domestic newspaper industry.
However, 28 U.S. Community Publishing sites increased Sunday home delivery volume compared to the previous year based on the ABC September 2010 Publisher’s Statement, including Appleton,WI; Asheville, NC; Binghamton, NY; Burlington, VT; Cincinnati, OH; Clarksville, TN; Lafayette, IN, Des Moines, IA; Fort Myers, FL; Green Bay, WI; Greenville, SC; Lafayette, LA; Lansing, MI; Muncie, IN; Murfreesboro, TN; Nashville, TN; Palm Springs, CA; Pensacola, FL; Phoenix, AZ; Port Huron, MI; Poughkeepsie, NY; Reno, NV; Salem, OR; Salisbury, MD; Sioux Falls, SD; Springfield, MO; Wausau, WI; and Wilmington, DE. In total, U.S. Community Publishing reported home delivery Sunday circulation was up 0.7% with the September 2010 Statement.
Home-delivery prices for the company’s newspapers are established individually and range from $1.70 to $3.80 a week for daily local newspapers and $0.85 to $3.40 a copy for Sunday newspapers. Price increases for certain elements of local circulation volume were initiated at five newspapers in 2010.
Three U.S. Community Publishing sites — Greenville, SC; Tallahassee, FL; and St. George, UT — introduced three new consumer subscription options after establishing pay walls for their web sites. Subscriber options include: 1) print, e-Edition and web site; 2) e-Edition and web site; and 3) web site only. E-Editions are exact replicas of the print version, which are served electronically to the consumer. This new subscription model was established in July 2010 and is being closely monitored to identify technology improvements and evaluate consumer feedback.
At the end of 2010, 69 of the company’s domestic daily newspapers, including USA TODAY, were published in the morning, and 13 were published in the evening. For local U.S. newspapers, excluding USA TODAY, morning circulation accounts for 98% of total daily volume, while evening circulation accounts for 2%.
On Dec. 8, 2008, the single copy price of USA TODAY at newsstands and vending machines was increased from 75 cents to $1.00. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is available in many markets. Approximately 47% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.
Advertising: U.S. Community Publishing newspapers have advertising departments that sell retail, classified and national advertising across multiple platforms including the print newspaper, online and niche publications. The company also has a national ad sales force to focus efforts on the largest national advertisers. The company also contracts with outside representative firms that specialize in the sale of national ads. Ad revenues from newspaper affiliated online operations are reported together with revenue from print publishing.
Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains — such as department and grocery stores — that sell in the local market.
Classified advertising includes the major categories of automotive, employment, legal, real estate/rentals and private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the newspaper, on affiliated web sites and in niche magazines that specialize in the segment.
National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the newspaper.
The division’s audience aggregation strategy gives it the ability to deliver specific audiences that advertisers want. Although some advertisers want mass reach, many want to target niche audiences by demographics, geography, consumer buying habits or customer behavior.
In 2010, Gannett and Yahoo! announced a local advertising partnership that brings together Gannett’s strong local media organization brands, sales capacities and leading web site audiences with Yahoo!’s high-quality audience. All of Gannett’s 81 local publishing organizations will sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. As a result, local advertisers will benefit from expanded digital reach and audience targeting capabilities based on geography, user demographics, interests and more against that expanded audience. In addition, Gannett will be leveraging the targeting and ad ordering capabilities of the APT from Yahoo! Platform for local sales. This partnership will extend Gannett’s local media organization reach to cover as much as 80% of the total digital audience in each market. Whether it is mass reach or a niche audience, the approach sites use is to identify an advertiser’s best target customers and develop advertising schedules that combine products within a site’s portfolio to best reach the desired audience with the appropriate frequency.

In 2010, U.S. Community Publishing expanded the use of online reader panels to four additional mid-size markets for measuring advertising recall and effectiveness. The reader panels, now in 16 markets, include nearly 30,000 opt-in respondents who provide valuable feedback regarding the ROI and effectiveness of more than 4,200 advertisements and 2,300 news articles. Reader panels are also used to identify consumer sentiment and trends. This capability allowed markets to provide deeper insights for advertisers and ROI metrics that are in high-demand from customers.
The company’s audience-based sales efforts have been directed at all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this sales approach, the company has intensified its sales and management training and improved the quality of sales calls. Digital knowledge and a Gannett five step consultative sales process were focus training topics in 2010 with formal training delivered in 34 Gannett markets.
A major company priority is to restructure its sales organizations to match the needs of customers while creating additional efficiencies to lower the cost of sale. The company’s newspapers redesigned their sales teams around three general groups of customers: strategic national, key local and small local controllable accounts. The structure aligns sales and support resources to customers’ needs and provides efficient service and affordable packages to smaller accounts and customized, innovative solutions to larger, more market-driven clients. The structure also includes digital specialists who work to expand the company’s online share in the local market for retail and classified verticals, Cars.com, Homefinder.com and CareerBuilder.com and product specialists in the company’s larger markets who focus on growing niche advertisers in non-daily publications.
To better serve top local customers and win more market share, the company created five Gannett Client Solutions Groups. Functioning much like local ad agencies, the groups develop highly designed creative campaigns to give customers a competitive edge in the marketplace. The campaigns are comprehensive and often extend beyond the newspaper’s product portfolio, providing a high level of service.
The national newspaper ad sales team is responsible for large national retail accounts. These resources give national customers one point of contact for all Gannett markets, enable the company to have more strategic conversations, respond better to customers’ needs, and permit local newspaper sales personnel to focus on advertisers in their markets.
This national team works with the national sales resources for Digital, Broadcast and USA TODAY, to create multi-market, multi-platform solutions for national advertisers scalable across the country.
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
A second objective in the company’s online business development is to maximize the natural synergies between the local newspaper and local web site. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising solutions that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the newspaper.
The company’s local newspaper web sites achieved significant growth in audience reach in 2010, as page views were up 11%, and visitors rose 14% as measured internally using Omniture. In 2010, in coordination with the Digital division, U.S. Community Publishing successfully piloted a significant redesign of its web sites at two properties, www.indystar.com and www.newarkadvocate.com. The redesign is aimed at creating a more relevant and enjoyable experience for users, driving audience growth, and establishing unique marketing opportunities for advertisers. A rollout of the new design across all web sites will continue during the first quarter of 2011.
Gannett continued to expand its online ad sales capabilities in 2010 locally and nationally. Locally, the company partnered with Yahoo! to enable local sales forces to sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. As a result, local advertisers will benefit from expanded digital reach. Throughout 2010, the national digital sales team sold an increasing amount of local inventory, continuing to execute a strategy established to aggregate the substantial inventory across the Gannett network. Both local and national sales efforts will continue in 2011.
GMTI provides technological support and offerings for the company’s domestic newspapers and Internet activities, including ad software and database management, editorial production and archiving, and web site hosting. In addition, GMTI provides similar services to other newspaper companies.
Non-daily operations: The publication of non-daily products continued to be an important part of the company’s market strategy for 2010. The company publishes non-daily publications including glossy lifestyle magazines, community newspapers and publications catering to one topic, such as health or cars. The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g. affluent women, women with children or young readers). Non-daily products help the company’s newspaper operations increase overall impressions and frequency for advertisers looking to reach specific audience segments or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers with specific geographic targets, thus helping to increase the newspaper operation’s local market share.
Gannett has been producing specialty publications across several markets to take advantage of market opportunities. The second First-Time Homebuyers Guide, pegged to the federal government’s home-buyer tax credits, was a glossy booklet with uniform editorial content and local advertising. It was mailed to about 250,000 renters across 38 markets. Publication coverage included non-Gannett newspaper markets.

Production: Product quality and efficiency improvements continue in several areas, as improved technology resulted in greater speed and accuracy and led to continued opportunities for consolidation of job functions. That trend will continue through 2011.
In 2007, two Gannett Production Centers were established in Des Moines and Indianapolis to enhance print quality of the photos for the majority of its newspapers. This operation was expanded in 2010 with a commercial contract with another large publisher to process their images. In January 2010, advertising production for the U.S. Community Publishing division was incorporated into these two centers. The objective is to maintain high quality and service for advertisers while improving efficiency. At the end of 2010, ad production work was being completed for 54 sites, producing nearly 20,500 ads weekly. The remaining sites will transition to the centers by mid-year 2011.
At the end of 2010, all 82 domestic daily newspapers were printed by the offset process, and the majority had converted their presses to a 44-inch web. Presently, all U.S. Community Publishing daily newspapers are printed on 45 gram paper. Also by year end, 68% of these newspapers have outsourced their printing to commercial printers or to other Gannett and non-Gannett newspapers. In addition, 54% of the newspapers are designed and paginated in centralized editing hubs.
Competition: The company’s newspapers and affiliated web sites compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services. Newspapers also compete for circulation and readership against other professional news and information operations and individual content creators. While most of the company’s newspapers do not have daily newspaper competitors that are published in the same city, in select larger markets, there are competitors. Most of the company’s newspapers compete with other newspapers published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising, telephone directories, e-mail marketing, web sites and mobile-device platforms.
Web sites which compete for the principal traditional classified advertising revenue streams such as real estate, employment and automotive, have had the most significant impact on the company’s revenue results.
The rate of development of opportunities in, and competition from, digital communications media, including Internet and mobile platforms, is increasing. Through internal development programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in news, information, communications and audience generation will keep expanding. The company continues to seek more effective ways to engage with its local communities using all available media platforms and tools.
Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations.
The company is one of the industry leaders in the use of recycled newsprint, increasing its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 310,679 metric tons in 2010. During 2010, 69% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 46%.
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
Raw materials — U.S. & U.K.: Newsprint, which is the basic raw material used to publish newspapers, has been and may continue to be subject to significant price changes from time to time. During 2010, the company’s total newsprint consumption was 539,000 metric tons, including consumption by USA WEEKEND, USA TODAY, tonnage at non-Gannett print sites and by Newsquest. Newsprint consumption was 10% lower than in 2009. The company purchases newsprint from 18 domestic and global suppliers.
In 2010, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its newspapers.
The average cost per ton of newsprint consumed in 2010 declined 15% compared to 2009, driven by reduced consumption and favorable supplier arrangements that acted to mitigate domestic price increases. In 2011, the company expects higher newsprint expenses in the U.S. and in the U.K. attributable to producer supply rationalizations and increased offshore demand. Newsprint consumption is expected to decline in 2011.

Publishing/United Kingdom
Newsquest publishes 17 daily paid-for newspapers and more than 200 weekly newspapers, magazines and trade publications in the U.K., as well as a wide range of niche products. Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free newspaper alongside a paid-for newspaper, allows cross-selling of advertising among newspapers serving the same or contiguous markets, thus satisfying the needs of its advertisers and audiences. Newsquest produces free and paid-for newspapers with an attractive level of quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves. Most of Newsquest’s paid-for newspaper distribution is outsourced to wholesalers, although direct delivery is employed as well to maximize circulation sales opportunities.
Newsquest’s newspapers operate in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.
In 2009, Newsquest exited one of its commercial printing units, Southernprint. Newsquest revenues for 2010 were approximately $525 million, down 6% in local currency excluding Southernprint, reflecting the continuing difficult economy. While most advertising revenue categories declined, growth of 1% was achieved in newspaper property advertising, and digital revenues grew by 6%. As with U.S. newspapers, advertising, including ad revenue from online web sites affiliated with the publications, is the largest component of Newsquest’s revenue, comprising approximately 73%. Circulation represented 21% of revenue. Although experiencing declining volumes, audited copy sales for Newsquest’s daily paid-for titles outperformed major competitor groups in the first half of the year (the most recent period for which audited data was available). Printing for third-party newspaper publishers accounts for most of the remainder of revenue. During 2010, Newsquest won additional third party commercial printing contracts, resulting in growth in that category of revenues of £1.6m (14%).
Editorial quality was recognized through the awards won in the year. The Sunday Herald won the best weekly paper in the 2010 European Newspaper Awards and The Herald is the current Scottish Daily Newspaper of the Year. Newsquest papers also won a number of other regional press awards.
In the north of England, Newsquest launched Northern Farmer in 2010, a sister title to the The Scottish Farmer, immediately contributing to revenues and earnings. Newsquest also established a Digital Employment Service Center sales operation in the U.K. following the same template as the U.S. community newspaper operation.
In 2010, distribution to retailers was reorganized in two markets and outsourced to wholesalers. A centralized telephone operation to canvass lapsed customers from its direct delivery operations in a more cost effective manner was established in the year and is being rolled out.
Significant restructuring in response to the economic unevenness and lower revenues resulted in reducing the number of employees at Newsquest to 4,800 at year end, a decrease of 6% compared to 2009. Cost reduction initiatives included the consolidation of a number of back-office functions, particularly in pre-press, where the management of the transmission of the advertisements to outsourced providers was centralized.
In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close its Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expense and funding volatility and was part of a package of measures to address the plan’s deficit. The company expects that some of the savings from closing the defined benefit plan will be partially offset by increased membership in Newsquest’s defined contribution plan.
Total costs finished 9% down from 2009 in local currency, as a result of the range of cost reduction measures taken.
Digital operations: Newsquest actively seeks to maximize the value of its local media brands through digital channels. Newsquest’s most recent data indicated that an average of 7.5 million unique users accessed the Newsquest site network each month during the period July — December 2010.
Newsquest’s total online revenue increased by 6% in local currency. Online banner revenues grew by 16% from 2009, propelled by improved audiences and sales activity.
During 2010, Newsquest’s 50% interest in the online employment web site fish4jobs.co.uk was substantially reduced as a result of Newsquest’s phased exit from Fish4. As of January 2011, Newsquest’s digital employment advertising began being served by Careerbuilder, increasing the potential audience to both Careerbuilder and Newsquest’s customers.
In Scotland, the group’s wholly owned market leading recruitment web site, s1, increased revenues by 9% from 2009.
Digital operations — Publishing and Broadcasting
Gannett Digital’s mission is to provide its connected audience with the most interactive, real-time news and information delivered to any digital device. The company’s goal is to engage its local communities in a way that creates conversations and empowers its community members to connect and share common interests. The company’s advertisers leverage Gannett’s strong marketing services platform to gain access to Gannett’s wide, diverse audience in order to effectively brand and market their products.
The audience Gannett aggregates across the company’s 100-plus newspaper and broadcast online properties, combined with its unified ad serving platform, enables it to create a large online ad network. In December 2010, Gannett’s total online U.S. Internet audience totaled 52 million monthly unique visitors, reaching about 24% of the Internet audience, as measured by comScore Media Metrix. Given the scale across the company’s entire network, its strategy is to extend its value proposition beyond those premium brands to audience segments through both contextual and behavioral ad targeting. In 2010, the national digital sales force reorganized under new leadership and achieved solid success in executing this strategy. During the year, an increasing amount of inventory was monetized by the national sales force at premium CPMs, helping to decrease Gannett’s reliance on outside ad sales channels.
The company continues to see benefits from the rollout of its unified advertising serving platform, including the establishment of more comprehensive analytics and reporting. To increase efficiency and better serve digital advertisers, in 2010 Gannett created a centralized local advertising operations group based out of McLean, VA, and Fort Myers, FL.

In order to drive audience growth, in 2011 the company will roll out a major redesign of its core newspaper and broadcast web sites that it began piloting in 2010. The redesign is intended to create a more relevant and enjoyable experience for users and also establish an infrastructure that will allow for constant updates. This will allow the company to be more nimble in making future changes to its sites to benefit both users and advertisers. The company believes the redesign project will add appropriate social media and contextual tools to create better experiences for users and will establish unique advertising opportunities that will deliver better engagement and enable stronger connections between advertisers and consumers.
In addition to the infrastructure that will allow for more constant updates to the sites, Gannett is also reorganizing its product development processes, adopting new processes to enable faster releases. This will enable more rapid development and experimentation that will allow Gannett to compete in the rapidly evolving marketplace.
Gannett also continues to execute on its vertical strategy of growing niche audiences. The MomsLikeMe.com network had an average of over 800,000 monthly unique visitors in 2010, according to comScore. MomsLikeMe.com also made significant progress in attracting premier national advertisers, such as Kohl’s, Mederma and Nintendo.
Video, both on-demand and live, remained a focus in 2010. Gannett has increased its monthly video views to 25 million in December 2010, by creating and licensing more video content and optimizing its video players for mobile sites and search engines. The company added new video monetization opportunities for advertisers in 2010, such as a video overlay ad unit. Gannett’s newspaper properties leveraged Livestream to deliver compelling live video for users, including Louisville’s use of four live feeds simultaneously for its election night coverage and USA TODAY’s coverage of the Chilean miners rescue. As video represents a key growth area in the online marketplace, in 2011 the company will remain focused on both video content development and monetization.
As Gannett innovates and builds its digital footprint on the web, it also continues to invest in the rapidly growing mobile sector. In 2010, Gannett’s properties served 1.6 billion mobile page views, experiencing growth of 267% year over year from 435 million in 2009. Additionally, Gannett invested in growing its staff dedicated to mobile, including a sales team and developers. Additionally, the mobile team is currently rolling out a new mobile content management system that will allow both centralized and local resources to build and manage content (including video), and mobile sites using a common development framework. USA TODAY continued its leadership role in the mobile space with its April launch on the iPad; by January its application reached more than 1.6 million downloads and continues to be ranked one of the top news apps. The iPad application enjoyed considerable advertiser support with PointRoll-powered rich media advertising campaigns from brands such as Marriott, Coca Cola, Capital One and Chrysler. Combined with other USA TODAY mobile applications launched in 2008 and 2009, total application downloads topped 7 million through the end of 2010. Gannett’s text messaging program also saw significant growth in 2010, sending over 100 million messages for the year.
Going forward, Gannett Digital will continue to invest in operations to remain competitive and efficient, and, as noted above, will build out and refine the company’s sales efforts to drive revenue growth. By leveraging impressive content and audience assets and combining them with technology platforms, Gannett intends to create the next generation of online advertising.
Digital segment
The digital business segment includes CareerBuilder, as well as PointRoll, ShopLocal, Planet Discover and Schedule Star. At the end of 2010, the digital segment had approximately 2,100 full-time and part-time employees.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder since then have been fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal have been fully consolidated. Prior to these increased investments, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder acquisition, the company has reflected a non-controlling interest charge on its Statements of Income (Loss) related to the other partners’ ownership interest.
CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the most traffic and revenue. Currently, CareerBuilder operates web sites in 18 countries outside the U.S., including the U.K., France, Germany, Canada, India and China, and is looking to expand global operations further in 2011. CareerBuilder provides resources for everything from talent intelligence and employment branding to recruitment support. Most of the revenues are generated by its own sales force but substantial revenues are also earned through sales of employment advertising placed with CareerBuilder’s owners’ affiliated newspapers.
In March 2010, CareerBuilder purchased CareerSite.biz, parent of three successful career-related operations in the U.K. Founded in 2001, CareerSite.biz operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.
CareerBuilder has a long-term strategic marketing agreement with Microsoft. CareerBuilder is headquartered in Chicago, IL, and at the end of 2010, it had approximately 1,700 full-time and part-time employees.
PointRoll is the leading provider of digital marketing services and technology. PointRoll enables effective digital marketing by delivering the art and science of consumer engagement, allowing advertisers, agencies and publishers to create, deliver and measure interactive and action-inspiring online rich media display, video, mobile, and social campaigns. PointRoll provides the creative tools, insights and analytics, distributed content, and expertise marketers need to effectively engage consumers, make an impression, and convert them into buyers and brand supporters. Powering more than 50% of all rich media campaigns online, PointRoll works with over 1,000 advertisers, thousands of online publishers and serves over 150 billion ad impressions each year. Founded in April 2000, PointRoll has been instrumental in the evolution of digital engagement and has evolved beyond the expandable banner ad to offer marketers the ability to find consumers wherever they are across any digital platform and deliver a relevant brand or direct response experience, dramatically improving ad effectiveness while gaining actionable insights. Recent innovations include dynamic ad creation solution AdControl, creative tool AdArchitect, interactive in-stream video ads, mobile rich media ads and several other best-of-breed technologies. PointRoll is headquartered in Conshohocken, PA, and maintains offices across the U.S. and Canada. PointRoll’s revenue and operating profit improved significantly in 2010.

ShopLocal, the retail division of PointRoll and leader in multi-channel shopping services, connects retailers with shoppers through innovative, effective and measurable marketing solutions, enabling over 100 of the nation’s top retailers to deliver highly interactive, targeted and engaging localized promotions to shoppers through online circulars, display advertising, search, social media, digital out of home and mobile. The result is highly effective communications that deliver the right message, to the right person, at the right time. Pioneering the use of the Internet for driving in-store sales with online circulars, ShopLocal has spent the past decade developing digital marketing solutions and building a powerful publisher network that connects one-to-one with shoppers. ShopLocal’s leading client base includes Target, Best Buy, Home Depot, CVS, Albertsons and Sears. ShopLocal is headquartered in Chicago, IL, and is now operated together with PointRoll. Its revenues and operating profit also improved significantly in 2010.
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
Schedule Star LLC is the No. 1 scheduling solution for high school athletic departments. The company has expanded HighSchoolSports.net into a top digital sports media brand, and into a content, technology and advertising solution for the USA TODAY Sports Media Group and a growing number of local newspapers and television stations. HighSchoolSports.net’s hyper-local focus, with a home page for over 16,000 U.S. high schools, has attracted national brand marketers by connecting them with a highly engaged audience of teens and parents through integrated custom solutions like a national cheerleading video competition and interactive content features such as Massey Ratings, a computerized ranking of varsity teams by league, state and nation. Schedule Star is headquartered in suburban Pittsburgh, PA.
Competition: For CareerBuilder, the market for online recruitment solutions is highly competitive with a multitude of online and offline competitors. Competitors include other employment related web sites, general classified advertising web sites, professional networking and social networking web sites, traditional media companies, Internet portals, search engines and blogs. The barriers for entry into the online recruitment market are relatively low and new competitors continue to emerge. Recent trends include the rising popularity of professional and social media networking web sites which have gained traction with employer advertisers. The number of niche job boards targeting specific industry verticals has also continued to increase. CareerBuilder’s ability to maintain its existing customer base and generate new customers depends to a significant degree on the quality of its services, pricing and reputation among customers and potential customers.
For PointRoll, the market for rich media advertising technology solutions is highly competitive with a dozen or so main competitors. Competitors include divisions of larger public media and technology companies, and several earlier-stage independent rich media, dynamic ad, video, mobile, and social advertising technology specialists. The barriers to entry in the rich media market are moderate. Recent trends include the shift towards audience-centric, exchange-based media buying, entry of dynamic ad generation specialists, the move towards automated creative design tools, and the shift of video content online with associated in-stream advertising opportunities. Increasingly, marketers and their agencies are looking for advertising technology providers that can scale across media platforms, including rich media, video and mobile. PointRoll’s ability to maintain and grow its customer base and revenue depends largely on its continued product innovation, level of service quality, depth of marketing analytics and ultimately the effectiveness of its rich media advertising and resulting customer satisfaction.
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
Regulation and legislation (for digital segment businesses and digital operations associated with publishing and broadcasting businesses): The U.S. Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership. With regard to PointRoll and ShopLocal, there also are legislative and regulatory proposals that would regulate the Internet related to behavioral advertising, which specifically refers to the use of user behavioral data for the creation and delivery of more relevant, targeted Internet advertisements. While PointRoll and ShopLocal leverage certain aspects of user behavioral data in their solutions, the companies are in substantial compliance with all privacy laws and regulations applicable to their businesses.

Broadcasting
At the end of 2010, the company’s broadcasting division, headquartered in McLean, VA, included 23 television stations in markets with 21 million households covering 18.2% of the U.S. population. The broadcasting division also includes Captivate Network.
At the end of 2010, the broadcasting division had approximately 2,550 full-time and part-time employees, approximately 1% more than at the end of 2009. Broadcasting revenues accounted for approximately 14% of the company’s reported operating revenues in 2010, 11% in 2009 and 12% in 2008.
The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of the company’s television signals on satellite and cable networks; 4) advertising on the stations’ web sites; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotel lobbies. As of year-end, Captivate had over 9,500 video screens located in 25 major cities across North America.
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
Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising for certain of the available ad spots within the network programs. The company’s television stations produce local programming such as news, sports, and entertainment programming.
The company broadcasts local newscasts in High Definition (HD) in 12 cities: Denver, CO; Washington, DC; St. Louis, MO; Atlanta, GA; Cleveland, OH; Minneapolis, MN; Phoenix, AZ; Tampa, FL; Sacramento, CA; Jacksonville, FL; Little Rock, AR; and Columbia, SC. These telecasts have been well received given the dramatic increase in sales of HD televisions.
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
In 2010, the company finalized a retransmission agreement with one of its largest distributors. Virtually all cable company, telephone company and satellite company retransmission deals were completed in 2008 and 2009. All are multi-year agreements that provide the company with significant and steady revenue streams. There are no incremental costs associated with this revenue and therefore all of these revenues contribute directly to operating income. Retransmission revenues are expected to grow again in 2011.
Federal law required all full-power television broadcast stations to stop broadcasting in analog format and convert to an all-digital format on June 12, 2009. The transition to DTV has provided the company with the ability to offer additional services to its viewers. These include “multicast” channels that are made possible by increased efficiencies associated with DTV transmissions. The company is very active in creating a Mobile DTV service for viewers nationwide. In 2010, Gannett was one of a nine station group that founded Pearl, LLC. Pearl, in partnership with FOX, NBC and ION, formed a nationwide Mobile DTV business called Mobile Content Venture (MCV). In 2010, Gannett was part of a commercial trial in Washington, DC. MCV announced it will power up the mobile transmitter for the FOX and NBC station in each of the 21 markets where the joint venture owns either the FOX or NBC affiliate. Gannett will power up the mobile transmitters for eight of its markets in 2011.
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
The company’s television stations continue to refine their Information Centers with an emphasis on using new technologies that allow more journalists to be actively involved in the news gathering and disseminating processes. The stations have aggressively trained the rapidly growing number of Multi-Media Journalists (MMJs), which has led to more enterprise content and a more streamlined workflow. The unique, local entertainment content for the company’s local Metromix web sites has led to some special television programming associated with that content and helps the company reach a more diverse demographic. Gannett Broadcasting launched hyperlocal sites in several markets in partnership with DataSphere in 2010. The properties expanded content and social networking capabilities on MomsLikeMe.com. Targeted products such as HighSchoolSports.net, Moms Like Me, Metromix and the company’s local community sites allow us to provide hyper local targeted content to the company’s audiences and clients.
In early 2011, the company’s Phoenix station launched a resource sharing effort with the company’s Phoenix publishing and online operations which brought the company’s channel 12 News television operation into the Republic Media building. The television station is broadcasting from a high-tech street-level studio. The combined news staff is part of a print, broadcast and online collaboration designed to add breadth and depth to coverage for readers and viewers, and initially is focusing on four areas: breaking news, sports, features/entertainment and photo/video.
The broadcast division achieved quality improvements and efficiencies by centralizing the graphics production through the Gannett Graphics Group (G3). Broadcasting installed information technology tools to enable the sharing of weather information and music across the group. The stations are also moving toward an updated newsroom workflow solution that allows them to share content seamlessly throughout the entire company.

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
The Broadcast Division has established several centralized operations including Gannett Graphics Group (G3), “hubbing centers” for each of its three network affiliate groups for master control monitoring, and the Center for Credit and Collections (CCC). Operational efficiencies and cost reductions have been realized from these centers. In 2010, the Broadcast Division established a centralized traffic center called Gannett Traffic Operation (GTO). While GTO created some efficiencies and permitted a slight reduction in workforce, the key strategic reason for centralizing was to give the company a mechanism to better standardize best practices with inventory, and better position us for future opportunities for business with a single point of entry to our inventory.
Broadcasting stations were recognized with several regional and national awards. Forty-four Regional Edward R. Murrow Awards were awarded to Gannett television stations including KARE in Minneapolis-St. Paul, WXIA in Atlanta, KUSA in Denver, and KTHV in Little Rock. Three stations were presented with National Edward R. Murrow Awards honoring outstanding achievements in electronic journalism from the Radio Television Digital News Association for a variety of locally produced work at KARE in Minneapolis-St. Paul, WXIA in Atlanta, and WGRZ in Buffalo. KUSA in Denver also won the DuPont Silver Baton Award for excellence in Broadcast Journalism. The DuPont awards are among the most prestigious in journalism.
Competition: In each of its broadcasting markets, the company’s stations and affiliated web sites compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines, direct mail, outdoor advertising and Internet media. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and iPads and digital spectrum opportunities associated with digital television (DTV). The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.
Gannett station’s ratings are very strong across the country. Through the 2009 downturn and this year’s mixed and uneven recovery, the broadcast division increased its percentage of resources devoted to local content and brand. As an indication of that, KUSA in Denver was the top rated station in the country for the 2010 Winter Olympics in Vancouver with the key advertising demographic of adults 25-54. KUSA also out-performed the national average rating by 75% with adults 25-54. Two other Gannett NBC television stations joined KUSA in placing among the Top 5 highest rated local television stations: KSDK in St. Louis ranked third and KARE in Minneapolis-St. Paul was fourth. In addition, WKYC in Cleveland placed eighth, giving Gannett NBC-affiliated stations four of the Top 10 stations with adults 25-54. And on election night in November 2010, among all stations in the top 25 markets, Gannett stations in St. Louis, Minneapolis, and Denver were ranked first, second, and third respectively in adults 25-54.
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

In 2007, the FCC revised its ownership regulations by adopting a modified cross-ownership rule. In adopting this new rule, the FCC granted a permanent waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, AZ. The revised rule may be of limited value in permitting expanded ownership opportunities because it contains presumptions that (i) common ownership of a television station and a daily newspaper may be permitted in the top 20 television markets only if the television station is not one of the top four rated stations, and (ii) in all other television markets, common ownership of a newspaper and television station in the same market is not in the public interest. (Most of the company’s stations are rated number one or two in their markets.) Applicants for proposed combinations that are presumed not to be in the public interest will be required to satisfy specified criteria to rebut the presumption against common ownership, including demonstrating (i) the level of concentration in the designated market area, (ii) a significant increase in the amount of local news after the transaction, (iii) the existence of separate editorial staffs; (iv) the financial condition of either property if a newspaper is financially troubled; and (v) the new owner’s commitment to invest in newsroom operations. The FCC did not revise any other aspect of the FCC ownership rules. The FCC decision is subject to agency reconsideration as well as review by a federal appeals court. An appeal is pending and is unlikely to be resolved until late in 2011 or early 2012. In addition, the FCC has commenced a new review of its ownership rules, and this review may result in additional rule modifications. This review process is expected to continue throughout 2011 and is likely to be followed by court appeals.
Other FCC Regulations also have been proposed to be amended by the agency, including rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcast stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts.
Employees
At the end of 2010, the company and its subsidiaries had approximately 32,600 full-time and part-time employees including 1,700 for CareerBuilder. Headcount reductions were made in 2010 as part of multiple efficiency and consolidation efforts taken in response to the uneven recoveries in the U.S. and U.K. economies and declining revenues, particularly in the company’s publishing businesses.
Approximately 12% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 66 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.
The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance.
The company and its subsidiaries have various retirement plans, including plans established under some collective bargaining agreements.
The company has a 401(k) Savings Plan, which is available to most domestic non-represented employees and unionized employees who have bargained participation in the plan.
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
Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest had provided the majority of its employees with the option to participate in a retirement plan that incorporates life insurance. In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close its Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expenses and funding volatility and was part of a package of measures to address the plan’s deficit. The company expects that some of the savings from closing the defined benefit plan will be partially offset by increased membership in Newsquest’s defined contribution plan.
A key initiative for the company is its Leadership and Diversity program that focuses on finding, developing and retaining the best and the brightest employees and a diverse workforce that reflects the communities Gannett serves.
Environmental Initiatives
During 2010, the company continued “green” initiatives in the areas of recycling, waste paper and plastics, using recycled materials, reducing energy consumption, using environmentally safe products and maintaining “green” news sites to report environmental news and provide tips to consumers. In addition, the company invested about $500,000 (investment net of rebates and repair offsets) to upgrade HVAC equipment at nine sites which reduced annual energy use by 4 million kilowatt hours and annual energy expense by $440,000.

MARKETS WE SERVE
DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser	34,121		43,194	1829
		www.montgomeryadvertiser.com
Arizona	Phoenix	The Arizona Republic	332,577		483,495	1890
		www.azcentral.com
Arkansas	Mountain Home	The Baxter Bulletin	9,354			1901
		www.baxterbulletin.com
California	Palm Springs	The Desert Sun	40,214		46,115	1927
		www.mydesert.com
	Salinas	The Salinas Californian	10,324			1871
		www.thecalifornian.com
	Visalia	Visalia Times-Delta/Tulare Advance-Register	20,465			1859
		www.visaliatimesdelta.com www.tulareadvanceregister.com
Colorado	Fort Collins	Fort Collins Coloradoan	21,602		26,037	1873
		www.coloradoan.com
Delaware	Wilmington	The News Journal	87,757		111,368	1871
		www.delawareonline.com
Florida	Brevard County	FLORIDA TODAY	66,758		87,964	1966
		www.floridatoday.com
	Fort Myers	The News-Press	67,492		89,333	1884
		www.news-press.com
	Pensacola	Pensacola News Journal	42,927		59,567	1889
		www.pnj.com
	Tallahassee	Tallahassee Democrat	37,746		47,714	1905
		www.Tallahassee.com
Guam	Hagatna	Pacific Daily News	18,179		16,592	1944
		www.guampdn.com
Indiana	Indianapolis	The Indianapolis Star	180,382		279,387	1903
		www.indystar.com
	Lafayette	Journal and Courier	27,843		36,188	1829
		www.jconline.com
	Muncie	The Star Press	22,656		28,687	1899
		www.thestarpress.com
	Richmond	Palladium-Item	10,568		15,873	1831
		www.pal-item.com
Iowa	Des Moines	The Des Moines Register	111,193		204,573	1849
		www.desmoinesregister.com
	Iowa City	Iowa City Press-Citizen	10,610			1860
		www.press-citizen.com
Kentucky	Louisville	The Courier-Journal	161,268		234,065	1868
		www.courier-journal.com
Louisiana	Alexandria	Alexandria Daily Town Talk	22,038		27,593	1883
		www.thetowntalk.com
	Lafayette	The Daily Advertiser	30,588		42,848	1865
		www.theadvertiser.com
	Monroe	The News-Star	27,588		29,449	1890
		www.thenewsstar.com
	Opelousas	Daily World	5,963		7,300	1939
		www.dailyworld.com
	Shreveport	The Times	42,800		54,832	1871
		www.shreveporttimes.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Maryland	Salisbury	The Daily Times	18,284		23,226	1900
		www.delmarvanow.com
Michigan	Battle Creek	Battle Creek Enquirer	15,823		22,890	1900
		www.battlecreekenquirer.com
	Detroit	Detroit Free Press	264,645		491,812	1832
		www.freep.com
	Lansing	Lansing State Journal	44,984		67,397	1855
		www.lansingstatejournal.com
	Livingston County	Daily Press & Argus	12,229		16,656	1843
		www.livingstondaily.com
	Port Huron	Times Herald	18,106		28,854	1900
		www.thetimesherald.com
Minnesota	St. Cloud	St. Cloud Times	22,991		31,786	1861
		www.sctimes.com
Mississippi	Hattiesburg	Hattiesburg American		12,939	16,112	1897
		www.hattiesburgamerican.com
	Jackson	The Clarion-Ledger	63,655		76,679	1837
		www.clarionledger.com
Missouri	Springfield	Springfield News-Leader	40,172		66,124	1893
		www.news-leader.com
Montana	Great Falls	Great Falls Tribune	27,664		29,835	1885
		www.greatfallstribune.com
Nevada	Reno	Reno Gazette-Journal	43,706		54,564	1870
		www.rgj.com
New Jersey	Asbury Park	Asbury Park Press	112,765		159,716	1879
		www.app.com
	Bridgewater	Courier News	18,437		22,218	1884
		www.mycentraljersey.com
	Cherry Hill	Courier-Post	50,967		65,288	1875
		www.courierpostonline.com
	East Brunswick	Home News Tribune	35,033		42,595	1879
		www.mycentraljersey.com
	Morristown	Daily Record	23,732		26,281	1900
		www.dailyrecord.com
	Vineland	The Daily Journal	13,974			1864
		www.thedailyjournal.com
New York	Binghamton	Press & Sun-Bulletin	37,641		53,746	1904
		www.pressconnects.com
	Elmira	Star-Gazette	17,267		25,936	1828
		www.stargazette.com
	Ithaca	The Ithaca Journal	11,994			1815
		www.theithacajournal.com
	Poughkeepsie	Poughkeepsie Journal	28,577		38,464	1785
		www.poughkeepsiejournal.com
	Rochester	Rochester Democrat and Chronicle	122,823		177,445	1833
		www.democratandchronicle.com
	Westchester County	The Journal News	82,640		103,304	1829
		www.lohud.com
North Carolina	Asheville	Asheville Citizen-Times	34,724		51,113	1870
		www.citizen-times.com

DAILY NEWSPAPERS AND AFFILIATED ONLINE SITES

State			Circulation
Territory	City	Newspaper/Online site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum	4,194			1923
		www.bucyrustelegraphforum.com
	Chillicothe	Chillicothe Gazette		9,531	11,412	1800
		www.chillicothegazette.com
	Cincinnati	The Cincinnati Enquirer	161,635		256,662	1841
		www.cincinnati.com
	Coshocton	Coshocton Tribune		4,508	5,262	1842
		www.coshoctontribune.com
	Fremont	The News-Messenger		7,349		1856
		www.thenews-messenger.com
	Lancaster	Lancaster Eagle-Gazette		8,567	10,242	1807
		www.lancastereaglegazette.com
	Mansfield	News Journal	19,294		28,268	1885
		www.mansfieldnewsjournal.com
	Marion	The Marion Star	7,989		9,579	1880
		www.marionstar.com
	Newark	The Advocate		12,775	15,513	1820
		www.newarkadvocate.com
	Port Clinton	News Herald		3,430		1864
		www.portclintonnewsherald.com
	Zanesville	Times Recorder	13,619		15,215	1852
		www.zanesvilletimesrecorder.com
Oregon	Salem	Statesman Journal	38,349		46,676	1851
		www.statesmanjournal.com
South Carolina	Greenville	The Greenville News	58,857		100,511	1874
		www.greenvilleonline.com
South Dakota	Sioux Falls	Argus Leader	35,789		54,682	1881
		www.argusleader.com
Tennessee	Clarksville	The Leaf-Chronicle	15,279		19,402	1808
		www.theleafchronicle.com
	Jackson	The Jackson Sun	24,029		31,149	1848
		www.jacksonsun.com
	Murfreesboro	The Daily News Journal	11,944		16,275	1848
		www.dnj.com
	Nashville	The Tennessean	130,657		202,781	1812
		www.tennessean.com
Utah	St. George	The Spectrum	18,875		21,969	1963
		www.thespectrum.com
Vermont	Burlington	The Burlington Free Press	32,504		42,239	1827
		www.burlingtonfreepress.com
Virginia	McLean	USA TODAY	1,817,405			1982
		www.usatoday.com
	Staunton	The Daily News Leader	14,648		16,813	1904
		www.newsleader.com
Wisconsin	Appleton	The Post-Crescent	41,104		56,598	1853
		www.postcrescent.com
	Fond du Lac	The Reporter		10,984	14,202	1870
		www.fdlreporter.com
	Green Bay	Green Bay Press-Gazette	45,590		68,120	1915
		www.greenbaypressgazette.com
	Manitowoc	Herald Times Reporter		10,881	12,854	1898
		www.htrnews.com
	Marshfield	Marshfield News-Herald		8,811		1927
		www.marshfieldnewsherald.com
	Oshkosh	Oshkosh Northwestern	15,360		20,603	1868
		www.thenorthwestern.com
	Sheboygan	The Sheboygan Press	15,131		19,443	1907
		www.sheboyganpress.com
	Stevens Point	Stevens Point Journal		8,571		1873
		www.stevenspointjournal.com Central Wisconsin Sunday			19,367
	Wausau	Wausau Daily Herald		16,810	23,297	1903
		www.wausaudailyherald.com
	Wisconsin Rapids	The Daily Tribune		8,612		1914
		www.wisconsinrapidstribune.com

DAILY PAID-FOR NEWSPAPERS AND AFFILIATED ONLINE SITES/NEWSQUEST PLC

		Circulation
City	Newspaper/Online site	Monday-Friday	Saturday	Founded
Basildon	Echo	31,721		1969
	www.echo-news.co.uk
Blackburn	Lancashire Telegraph	25,746	23,825	1886
	www.lancashiretelegraph.co.uk
Bolton	The Bolton News	24,845	20,858	1867
	www.theboltonnews.co.uk
Bournemouth	Daily Echo	28,044	31,129	1900
	www.bournemouthecho.co.uk
Bradford	Telegraph & Argus	29,115	27,504	1868
	www.thetelegraphandargus.co.uk
Brighton	The Argus	26,599	25,271	1880
	www.theargus.co.uk
Colchester	The Gazette	18,084		1970
	www.gazette-news.co.uk
Darlington	The Northern Echo	44,308	42,867	1870
	www.thenorthernecho.co.uk
Glasgow	Evening Times	61,761	33,008	1876
	www.eveningtimes.co.uk
Glasgow	The Herald	54,163	59,199	1783
	www.theherald.co.uk
Newport	South Wales Argus	25,208	22,176	1892
	www.southwalesargus.co.uk
Oxford	Oxford Mail	20,804	19,594	1928
	www.oxfordmail.co.uk
Southampton	Southern Daily Echo	33,427	39,903	1888
	www.dailyecho.co.uk
Swindon	Swindon Advertiser	19,584	17,647	1854
	www.swindonadvertiser.co.uk
Weymouth	Dorset Echo	17,858	19,374	1921
	www.dorsetecho.co.uk
Worcester	Worcester News	15,253	14,601	1937
	www.worcesternews.co.uk
York	The Press	27,250	27,375	1882
	www.thepress.co.uk
Circulation figures are according to ABC results for the period Jan-Jun 2010.
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
International offices: Belgium; Canada; China; France; Germany; Greece; India; Italy; Netherlands; Spain; Sweden; United Kingdom
Planet Discover: www.planetdiscover.com
Headquarters and sales office: Cincinnati, OH
Technology office: Cedar Rapids, IA
PointRoll, Inc.: www.pointroll.com
Headquarters: Conshohocken, PA
Sales offices: Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA
ShopLocal: www.shoplocal.com
Headquarters: Chicago, IL
Sales office: Chicago, IL
Mobile:
Gannett powers more than 100 local mobile sites and mobile applications and also partners with 4INFO and other mobile service providers to power news alerts and mobile marketing campaigns via text messaging. Gannett has also developed and deployed leading applications for iPad, iPhone and Android.

TELEVISION STATIONS AND AFFILIATED ONLINE SITES

				Weekly
State	City	Station/Online site	Channel/Network	Audience (a)	Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b)	1970
	Phoenix	KPNX-TV	Channel 12/NBC	1,276,000	1953
		www.azcentral.com/12news
Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	437,000	1955
		www.todaysthv.com
California	Sacramento	KXTV-TV	Channel 10/ABC	887,000	1955
		www.news10.net
Colorado	Denver	KTVD-TV	Channel 20/MyNetworkTV	733,000	1988
		www.my20denver.com KUSA-TV	Channel 9/NBC	1,223,000	1952
		www.9news.com
District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,826,000	1949
		www.wusa9.com
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	434,000	1989
		WTLV-TV	Channel 12/NBC	482,000	1957
		www.firstcoastnews.com
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,180,000	1965
		www.wtsp.com
Georgia	Atlanta	WATL-TV	Channel 36/MyNetworkTV	1,111,000	1954
		www.myatltv.com WXIA-TV	Channel 11/NBC	1,704,000	1948
		www.11alive.com
	Macon	WMAZ-TV	Channel 13/CBS	203,000	1953
		www.13wmaz.com
Maine	Bangor	WLBZ-TV	Channel 2/NBC	108,000	1954
		www.wlbz2.com
	Portland	WCSH-TV	Channel 6/NBC	317,000	1953
		www.wcsh6.com
Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	406,000	1962
		www.wzzm13.com
Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,400,000	1953
		www.kare11.com
Missouri	St. Louis	KSDK-TV	Channel 5/NBC	1,018,000	1947
		www.ksdk.com
New York	Buffalo	WGRZ-TV	Channel 2/NBC	516,000	1954
		www.wgrz.com
North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	597,000	1949
		www.digtriad.com
Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,150,000	1948
		www.wkyc.com
South Carolina	Columbia	WLTX-TV	Channel 19/CBS	287,000	1953
		www.wltx.com
Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	480,000	1956
		www.wbir.com
Captivate Network: www.captivatenetwork.com
Headquarters: Chelmsford, MA
Advertising offices: Chicago, IL; Dallas, TX; Los Angeles, CA; New York, NY; Toronto, Canada.

(a)	Weekly audience is number of TV households reached, according to the November 2010 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

USA TODAY: www.usatoday.com
Headquarters and editorial offices: McLean, VA
Print sites: Atlanta, GA; Brevard County, FL; Chandler, AZ; Columbia, SC; Denver, CO; Everett, WA; Fort Lauderdale, FL; Houston, TX; Indianapolis, Ind; Kankakee, IL; Las Vegas, NV; Lawrence, KS; Milwaukee, WI; Minneapolis, MN; Mobile, AL; Nashville, TN; Newark, OH; Norwood, MA; Plano, TX; Rockaway, NJ; St. Louis, MO; Salisbury, NC; Salt Lake City, UT; San Bernardino, CA; San Jose, CA; Springfield, VA; Sterling Heights, MI; Tampa, FL; Warrendale, PA; Wilmington, DE; Winston-Salem, NC
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
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA
USA WEEKEND: www.usaweekend.com
Headquarters and editorial offices: McLean, VA
Advertising offices: Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA
Schedule Star/High School Sports: www.schedulestar.com; www.highschoolsports.net
Headquarters: Bridgeville, PA
Clipper Magazine: www.clippermagazine.com; www.couponclipper.com; www.doubletakedeals.com
Headquarters: Mountville, PA
Gannett Healthcare Group: www.gannetthg.com; www.getcedirect.com;www.Nurse.com; www.TodayinPT.com; www.TodayinOt.com; www.PearlsReview.com
Headquarters: Falls Church, VA
Regional offices: Dallas, TX; Hoffman Estates, IL; San Jose, CA
Publications: Nursing Spectrum, NurseWeek, Today in PT, Today in OT
Gannett Government Media Corp.
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
Headquarters: Norfolk, VA
Regional offices: Cincinnati, OH; Phoenix, AZ
ContentOne
Headquarters: McLean, VA
Bureau: Washington, DC
Non-daily publications
Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin
Gannett Media Sales Group: McLean, VA
Gannett Offset: www.gannettoffset.com
Headquarters: Springfield, VA
Offset sites: Atlanta, GA; Minneapolis, MN; Norwood, MA; St. Louis, MO; Springfield, VA
Gannett Direct Marketing Services, Inc.: www.gdms.com:
Headquarters: Louisville, KY
Gannett Satellite Information Network: McLean, VA
National Web Sites:
www.bnqt.com;
www.careerbuilder.com;
www.highschoolsports.net;
www.metromix.com;
www.momslikeme.com;
www.reviewed.com;
www.usatoday.com
www.usaweekend.com
GANNETT ON THE NET: News and information about Gannett is available on its web site, www.gannett.com. In addition to news and other information about Gannett, the company provides access through this site to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the company files or furnishes them electronically to the Securities and Exchange Commission (SEC). Certification by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including the company’s Form 10-K filed in 2010).
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
Deterioration in economic conditions in the markets we serve in the U.S. and the UK may depress demand for our products and services
Our operating results depend on the relative strength of the economy in our principal publishing, digital and television markets as well as the strength or weakness of national and regional economic factors. Generally soft economic conditions and uneven recoveries in the U.S. and U.K. have had a significant adverse impact on the company’s businesses, particularly publishing. If conditions remain challenging or worsen in the U.S. or U.K. economy, all key advertising revenue categories could be significantly impacted.
Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the predominant share of our publishing, broadcasting and affiliated web site revenues as well as digital segment revenues. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate circulation revenues and television audience. This competition may make it difficult for us to grow or maintain our broadcasting, print advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.
A decline in the company’s credit ratings and continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures
At the end of 2010, the company had approximately $2.35 billion in long-term debt, of which $221 million was in the form of borrowings under bank credit facilities, $180 million is a term loan and the balance was in the form of unsecured notes. Approximately $613 million of this debt matures beginning in mid-2011 with remaining maturities in 2012-2018. While the company’s cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a significant portion of these maturities may need to be refinanced. Access to the capital markets may at times be affected by our credit ratings and conditions in the economy. A decline in our corporate credit rating could make future borrowings more expensive, and volatile credit markets could make it harder for us to obtain debt financings generally. However, the company did access the capital markets in September 2010 with $500 million of unsecured financing. In September, the company also amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to September 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to September 30, 2014 will be $1.14 billion. At the end of 2010, the company had approximately $1.4 billion of additional borrowing capacity under its revolving credit facilities.
Volatility in global financial markets directly affects the value of our pension plan assets
While asset returns were strongly positive in 2010 and 2009, the company’s principal U.S. retirement plan, the Gannett Retirement Plan, is underfunded by $346 million. Depending on various factors, including future investment returns, discount rates and potential pension legislative changes, the company may be required to make up this underfunding with contributions in future years.
Foreign exchange variability could adversely affect our consolidated operating results
Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2010 were translated to U.S. dollars at the average rate of 1.55. CareerBuilder, with expanding overseas operations, also has foreign exchange risk but to a significantly lesser degree.
Changes in the regulatory environment could encumber or impede our efforts to improve operating results or value of assets
Our publishing and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. For example, FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations are unlikely to produce significant additional revenue. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2011.
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

The value of our intangible assets may become impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $3.4 billion as of Dec. 26, 2010, representing approximately 49% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in the last three years (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.
The collectability of accounts receivable under current soft economic conditions could deteriorate to a greater extent than provided for in the company’s financial statements and in its projections of future results
Generally soft economic conditions and uneven recoveries in the U.S. and U.K. have increased the company’s exposure to losses resulting from the potential bankruptcy of its advertising customers. The company’s accounts receivable are stated at net estimated realizable value and its allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Publishing/United States
Generally, the company owns many of the plants that house all aspects of the publication process. Certain U.S. Community Publishing operations have outsourced printing to non-Gannett newspapers or commercial printers. In the case of USA TODAY, at Dec. 26, 2010, 20 non-Gannett printers were used to print the newspaper in U.S. markets where there are no company publishing sites with appropriate facilities. Non-Gannett printers in 11 foreign countries publish and distribute an international edition of USA TODAY under a royalty agreement. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s newspapers have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s newspapers share combined facilities; and in certain locations, facilities are shared with other non-Gannett newspaper properties. At the end of 2010, 68% of the company’s U.S. daily newspapers were either printed by non-Gannett printers or printed in combination with other Gannett newspapers. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.
During the past five years, new or substantial additions or remodeling of existing facilities have been completed or are at some stage of construction at 10 of the company’s publishing operations. Gannett continues to make investments in renovations where necessary for operational efficiency.
During 2010, the company continued its efforts to consolidate certain of its U.S. publishing facilities to achieve savings and efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 18-20.
Publishing/United Kingdom
Newsquest owns certain of the plants where its newspapers are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. Newsquest has consolidated certain of its facilities to achieve savings and efficiencies. Certain Newsquest operations have outsourced printing to non-Newsquest newspaper companies. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 21.
Digital
Generally, the company’s digital businesses lease their facilities. This includes facilities for executive offices, sales offices and data centers. The company’s facilities are adequate for present operations. The company also believes that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of key digital facilities can be found on page 21.
Broadcasting
The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 23 locations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of television stations can be found on page 22.
Corporate facilities
The company’s headquarters and USA TODAY are located in McLean, VA. The company also owns data and network operations centers in nearby Maryland and in Phoenix, AZ. Headquarters facilities are adequate for present operations.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings may be found in Note 12 of the Notes to Consolidated Financial Statements.
Environmental
Some of the company’s newspaper subsidiaries have been identified as potentially responsible parties (PRP) for cleanup of contaminated sites as a result of their alleged disposal of ink or other wastes at disposal sites that have been subsequently identified as requiring remediation. In four such matters that involve a governmental authority as a party, the company’s liability could exceed $100,000.
Poughkeepsie Newspapers is required by a consent order with the U.S. EPA to fund a portion of the remediation costs at the Hertel Landfill site in Plattekill, NY. Poughkeepsie Newspapers has paid and expensed its share of the initial clean up but remains liable for a share of follow-up testing and potential further remediation at the site. Such remaining liability is not expected to be material.
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
In December 2004, the U.S. Forest Service advised by letter that it considers “Shiny Rock Mining Corporation” to be legally responsible for a release of hazardous substances at a closed mine site in Oregon. Shiny Rock Mining Corporation is a former Gannett subsidiary that donated the property at issue to Friends of Opal Creek (Friends) in 1992. Gannett tendered this matter to Friends pursuant to an indemnification agreement, and Friends and the Forest Service entered into a Consent Agreement to conduct a site investigation. Friends has been funding the investigation by using proceeds from an insurance policy, now expired. In December 2008, Friends notified Gannett that it may not have sufficient resources to fund its indemnification responsibilities if site costs exceed the proceeds available under the insurance policy. Whether Gannett will be required to fund further site work, and how much that might cost, depends on whether additional site investigation and/or remediation will be required, both unknown at this time.
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
Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 3 and 46 of this Form 10-K. Information about debt securities sold in private transactions may be found on pages 43 and 44 of this Form 10-K.
Gannett Common stock prices
High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High
2000	First	$61.75	$83.25
	Second	$59.25	$72.13
	Third	$49.25	$60.06
	Fourth	$48.69	$63.06
2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10
2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20
2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93
2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62
2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62
2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25
2007	First	$55.76	$63.11
	Second	$54.12	$59.79
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85
2008	First	$28.43	$39.00
	Second	$21.79	$30.75
	Third	$15.96	$21.67
	Fourth	$6.09	$17.05
2009	First	$1.95	$9.30
	Second	$2.20	$5.48
	Third	$3.18	$10.14
	Fourth	$9.76	$15.63
2010	First	$13.53	$17.25
	Second	$13.73	$18.67
	Third	$11.98	$15.11
	Fourth	$11.76	$15.78
2011	First*	$14.49	$17.18

*	Through February 11, 2011
Purchases of Equity Securities
There were no repurchases of common stock in 2010. The dollar value of shares that may yet be purchased under the company’s share repurchase program described on page 46 is $808,936,610. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually and did so in October 2010.

Comparison of shareholder return — 2006 to 2010
The following graph compares the performance of the company’s common stock during the period Dec. 25, 2005, to Dec. 26, 2010, with the S&P 500 Index, and a Peer Group Index selected by the company.
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
The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index and the Peer Group Index at closing on Dec. 25, 2005. It assumes that dividends were reinvested monthly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to the Peer Group.

	2005	2006	2007	2008	2009	2010
Gannett Co., Inc.	100	101.89	67.76	15.42	29.65	30.47
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
Peer Group	100	98.27	67.70	17.55	37.96	37.50
Comparison of shareholder return — June 30, 2009 to Dec. 31, 2010
The following graph compares the total return to shareholders of the company’s common stock during the period from June 30, 2009 (the date the National Bureau of Economic Research announced as the end of the recession in the U.S.) to December 31, 2010 with the performance of the S&P 500 Media Index, the S&P 500 Publishing Index and the company’s 2010 Peer Group over the same period of time.
The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Media Index, the S&P 500 Publishing Index and the company’s Peer Group at closing prices on June 30, 2009, assuming that dividends are reinvested on a monthly basis.
The S&P 500 Media Index is comprised of Cablevision, Systems Corporation, CBS Corporation, Comcast Corporation, The DirecTV Group, Inc., Discovery Communications Inc., Gannett Co., Inc., The Interpublic Group of Companies, Inc., The McGraw-Hill Companies, Inc., Meredith Corporation, News Corporation, Omnicom Group, Inc., Scripps Networks Interactive, Inc., Time Warner Cable Inc., Time Warner Inc., Viacom Inc., The Walt Disney Company, and The Washington Post Company and the S&P 500 Publishing Index consists of Gannett Co., Inc., The McGraw-Hill Companies, Inc., Meredith Corporation, and The Washington Post Company.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data for the years 2006 through 2010 is contained under the heading “Selected Financial Data” on page 78 and is derived from the company’s audited financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the creation of a new digital segment, as more fully discussed in Note 1 to the Consolidated Financial Statements.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (c) a further decline in general newspaper readership and/or advertiser patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint or syndication programming costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) a decline in viewership of major networks and local news programming; (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (i) an increase in interest rates; (j) a weakening in the British pound to U.S. dollar exchange rate; (k) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (l) changes in the regulatory environment; (m) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges; (n) credit rating downgrades, which could affect the availability and cost of future financing; and (o) general economic, political and business conditions.
Executive Summary
Gannett Co., Inc. is a leading international media and marketing solutions company operating primarily in the United States and the United Kingdom (U.K.). Approximately 90% of 2010 consolidated revenues are from domestic operations and approximately 10% are from foreign operations, primarily in the U.K.
The company’s goal is to be the leading source of news and information in the markets it serves, and be customer centric by delivering quality products and results for readers, viewers, advertisers and other customers. Gannett believes that well-managed newspapers, television stations, electronic media including Internet and mobile products and services, magazine/specialty publications and programming efforts will maximize profits for the company’s shareholders as will our customer-centric solutions approach to advertising. To that end, the company’s strategy has the following elements:
•	Become a leading digital destination for consumers and advertisers.
•	Create new business opportunities in the digital space through internal innovation, acquisitions or affiliations. The company established a new Digital segment in 2008.
•	Transform its sales organization from transactional advertising to a culture of customer-focused marketing solutions and ideas.
•	Create highly relevant content that delivers what consumers want and advertisers need to engage with their audiences on multiple platforms.
•	Maintain strong financial discipline throughout its operations.
•	Maximize existing resources through efforts to enhance revenues and control or reduce costs. For businesses that do not fit with the company’s long-term strategic goals, a reallocation of resources will be undertaken.
•	Strengthen the foundation of the company by finding, developing and retaining the best and brightest employees through a robust Leadership and Diversity program.
Gannett implements its strategy and manages its operations through three business segments: publishing, digital and broadcasting (television). The publishing segment includes the operations of 99 daily newspapers in the U.S., U.K. and Guam, about 600 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Its 82 U.S. daily newspapers, including USA TODAY, the nation’s largest-selling daily print newspaper, with an average circulation of approximately 1.8 million, have a combined daily average paid circulation of 5.3 million, which is the nation’s largest newspaper group in terms of circulation. Together with the 17 daily paid-for newspapers its Newsquest division publishes in the U.K., the total average daily circulation of its 99 domestic and U.K. daily newspapers was approximately 5.7 million for 2010. All daily newspapers also operate web sites which are tightly integrated with publishing operations. The company’s newspapers also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, ShopLocal.com, Topix and Metromix LLC.
The publishing segment also includes commercial printing; newswire; marketing and data services operations.

Through its broadcasting segment, the company owns and operates 23 television stations with affiliated web sites covering 18.2% of the U.S. population in markets with a total of more than 21 million households. This segment also includes the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising on video screens located in elevators of office towers and select hotel lobbies across North America.
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2010 fiscal year ended on Dec. 26, 2010, and encompassed a 52-week period. The company’s 2009 and 2008 fiscal years also encompassed 52-week periods.
Discontinued operations: Unless stated otherwise, as discussed in the section titled “Discontinued operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of The Honolulu Advertiser and its related assets, which were sold to Oahu Publications in May 2010, and a small directory publishing operations sold to Yellow Book in June 2010, are excluded for all periods covered by this report. These transactions are discussed in more detail on page 32 in the business acquisitions, investments, dispositions and discontinued operations section of this report.
Presentation of certain pro forma and non-GAAP information: The discussion below is focused mainly on changes in historical financial results, however certain operating information for the newly formed Digital Segment is also presented on a pro forma basis, which assumes that all properties owned at the end of 2010 were owned throughout the periods covered by the discussion. The company consistently uses, for individual businesses and for aggregated business data, pro forma reporting of operating results in its internal financial reports because it enhances measurement of performance by permitting comparisons with prior period historical data. Likewise, the company uses this same pro forma data in its external reporting of key financial results and benchmarks.
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), the company has provided in this report amounts for operating expenses, operating income, non-operating expenses, income taxes, income from continuing operations, net income attributable to Gannett Co., Inc. and earnings per share excluding certain special items (non GAAP basis). Management believes results excluding these items better reflect the ongoing performance of the company and enables management and investors to meaningfully trend, analyze and benchmark the performance of the company’s operations. These measures are also more comparable to financial measures reported by the company’s competitors. These results should not be considered a substitute for amounts calculated and reported in accordance with GAAP.
Results from continuing operations and special charges and credits: Income from continuing operations attributable to Gannett Co., Inc. for 2010 was $567 million or $2.35 per share.
The table below reconciles diluted earnings per share from continuing operations reported in accordance with GAAP to adjusted earnings per share excluding special items:

	Fifty-two		Fifty-two	Fifty-two
	weeks ended		weeks ended	weeks ended
Diluted Earnings Per Share	Dec. 26, 2010		Dec. 27, 2009	Dec. 28, 2008
Earnings (loss) per share from continuing operations (GAAP basis)	$2.35		$1.49	$(29.02)
Operating items:
Facility consolidation and asset impairment charges	0.17		0.37	31.20
Workforce restructuring and related expenses	0.03		0.08	0.33
Pension gain	—		(0.10)	(0.13)
Non-operating items:
Impairment of newspaper publishing partnerships and other equity method investments	0.01		0.03	1.09
Debt exchange gain	—		(0.11)	—
Impairment of publishing assets sold	—		0.10	—
Tysons land sale gain	—		—	(0.07)
Release of prior year tax reserves, net	(0.11)		—	—

Adjusted earnings per share (non-GAAP basis)	$2.44	(a)	$1.85 (a)	$3.40

(a)	Total per diluted share amount does not sum due to rounding.
Discussion of special charges and credits affecting reported results: Difficult business conditions required the company to perform impairment tests on certain assets including goodwill, other intangible assets, other long lived assets and investments accounted for under the equity method during 2010, 2009 and 2008. As a result, the company has recorded non-cash impairment charges to reduce the book value of certain of those assets of $60 million ($43 million after-tax or $.18 per share), $142 million ($95 million after-tax or $.40 per share) and $8.3 billion ($7.4 billion after-tax or $32.29 per share) in 2010, 2009 and 2008, respectively. In addition, an impairment charge of $28 million ($24 million after-tax or $.10 per share) was taken in 2009 to reduce the value of certain commercial printing assets which were then sold. The 2008 and 2009 impairment charges were driven by poor business trends amid recessions in the U.S. and U.K. Concurrent with the decline in business conditions, there was broad-based downward pressure on equity share values in 2008 and early 2009 and the company’s stock price declined significantly. These factors led to the reassessment of asset carrying values and the determination that non-cash impairment write downs to underlying estimated fair value were required. These non-cash impairment charges are detailed in Notes 3 and 4 to the Consolidated Financial Statements.

For the years 2010, 2009 and 2008 the company recorded workforce restructuring related costs totaling $12 million ($7 million after-tax or $.03 per share), $28 million ($18 million after-tax or $.08 per share), and $115 million ($75 million after-tax or $.33 per share), respectively. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change the company’s cost structure.
In 2010, the company booked a net tax benefit of $28.7 million ($.12 per share) primarily due to the expiration of the statutes of limitations including the release of certain reserves related to the sale of a business in a prior year. The benefit was partially offset by a $2.2 million ($.01 per share) tax charge related to health care reform legislation and the resultant loss of tax deductibility for certain health care costs covered by Medicare retiree drug subsidies.
During 2009, the company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. As a result of this agreement, the company recognized a pension settlement gain of $40 million ($25 million after-tax or $.10 per share).
During 2008, the company made changes to its domestic benefit plans by improving its 401(k) plan while freezing benefits under certain company sponsored defined benefit pension plans. As a result, the company recognized a curtailment gain from its domestic pension plans of $47 million ($29 million after-tax or $.13 per share).
In connection with the debt exchange offer completed in May 2009, the company recorded a gain of approximately $43 million ($26 million after-tax or $.11 per share) which is classified in “Other non-operating items” in the Statement of Income (Loss). This gain resulted from recording its new 2015 and 2016 notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values.
In 2008, the company realized a $26 million ($16 million after-tax or $.07 per share) gain on the sale of a parcel of land adjacent to its headquarters building in McLean, VA.
Operating results summary: Operating revenues were $5.4 billion in 2010, a decline of 1% from $5.5 billion in 2009. Total revenue comparisons sequentially improved quarterly throughout the year and modest revenue growth was achieved in the third and fourth quarters of 2010.
Publishing revenues were $4.1 billion for 2010 or 6% below 2009 levels. The rate of decline narrowed over the course of the year as economic conditions continued to improve.
Digital segment revenues totaled $618 million for 2010, an increase of 5%, reflecting strong revenue growth at CareerBuilder, PointRoll and ShopLocal.
Broadcast revenues for 2010 were $770 million or 22% better than 2009 levels, reflecting advertising revenue of $107 million associated with elections and Winter Olympic Games, as well as higher core television advertising and significant growth at Captivate.
Digital revenues company-wide including the Digital segment and all digital revenues generated by other business segments were approximately $1.0 billion, 18% of total operating revenues and an increase of 8% over last year.
As indicated, total revenue comparisons sequentially improved throughout the year and modest revenue growth was achieved in the third and fourth quarters of 2010. The table below presents the percentage change in revenues compared to 2009 for each quarter and for the full year, for the company as a whole and for its three business segments.
Revenue Comparison 2010 vs. 2009

	Q1	Q2	Q3	Q4	Full Year
Publishing	(7%)	(6%)	(5%)	(5%)	(6%)
Digital	(2%)	8%	10%	5%	5%
Broadcast	17%	20%	22%	27%	22%

Total	(4%)	(2%)	0.0%	0.4%	(1%)

Total operating costs declined 7% to $4.44 billion for 2010, primarily due to the impact of cost efficiency efforts company-wide and a substantial decline in newsprint expense, offset partially by higher expenses in broadcasting related to higher revenue. There was also a substantial decline in impairment and restructuring charges in 2010 compared with 2009. Operating costs, excluding these special items discussed above, declined 6% for the year.
Newsprint expense for publishing was significantly less than in 2009, declining 23% as a 10% reduction in consumption was combined with a 15% decrease in average usage prices.
The company reported operating income for 2010 of $1.0 billion compared to $719 million in 2009, a 39% increase. These amounts include net special items charges in 2010 of $69 million compared to $121 million in 2009. Absent the special items from both years, the company’s operating income would have been $1.07 billion for 2010, an increase of 27% compared to 2009.
The company reported income of $19 million from its equity share of results from unconsolidated investees for 2010, a significant increase over 2009, due to better results from its newspaper publishing partnerships and certain digital investments, as well as a reduction in the amount of impairment charges taken for certain investees. Absent these special impairment charges in 2010 ($3 million) and 2009 ($9 million), equity income in unconsolidated investees would have increased 65% to $22 million.
Interest expense was $173 million in 2010, down 2% from 2009, reflecting significantly lower average debt balances partially offset by higher average interest rates. From its strong operating cash flow and its tightly disciplined liquidity management, the company reduced its long-term debt by $710 million or 23% in 2010 and by $1.46 billion or 38% over the last two years.

The company reported net income attributable to Gannett Co., Inc. of $588 million or $2.43 per diluted share for 2010 compared to $355 million or $1.51 per diluted share for 2009. Income from continuing operations attributable to Gannett Co., Inc. was $567 million or $2.35 per diluted share for 2010. Absent the special items in both years, the company would have reported an increase in income from continuing operations attributable to Gannett and diluted earnings per share of 35% and 32%, respectively.
Net income attributable to noncontrolling interests was $35 million in 2010, an increase of 28% or $8 million over 2009, reflecting significantly improved operating results at CareerBuilder.
Challenges for 2011: Looking forward to 2011, the company faces several challenges including comparisons against $107 million of political and Olympic advertising in its broadcast segment in 2010, higher newsprint prices as well as uncertainty surrounding the U.S. and U.K. economies.
Basis of reporting
Following is a discussion of the key factors that have affected the company’s accounting for or reporting on the business over the last three fiscal years. This commentary should be read in conjunction with the company’s financial statements, Selected Financial Data and the remainder of this Form 10-K.
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
Reclassifications of certain items within the Consolidated Financial Statements: In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star and Planet Discover. Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income (Loss). “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
Operating results from web sites that are associated with publishing operations and broadcast stations continue to be reported in the publishing and broadcast segments.
Business acquisitions, investments, dispositions and discontinued operations
2010: In March 2010, CareerBuilder expanded its reach in the U.K. when it purchased CareerSite.biz, parent of three successful career-related operations there. Founded in 2001, CareerSite.biz operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.
In October 2010, the company purchased a minority stake in Ongo Inc. Ongo is a personal news service that gives consumers a fundamentally new way to read, discover and share digital news and information.
In the second quarter of 2010, the company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. In connection with these transactions, the company recorded a net after tax gain of $21.2 million in discontinued operations. Income from continuing operations for all periods presented exclude operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to these discontinued operations are as follows:
In thousands of dollars

	2010	2009	2008
Revenues	$32,710	$103,390	$127,968
Pretax (loss)/income	(758)	6,262	(33,753)
Net (loss)/income	(322)	3,790	(20,626)
Gains (after tax)	21,195	—	—
Total cash paid in 2010 for business acquisitions and investments was $15.2 million and $11.0 million, respectively.
In early January 2011, the company also announced the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Reviewed.com’s operation will be integrated with USA TODAY as part of USA TODAY’s consumer media strategy.

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
2008: On Dec. 31, 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates a digital media group of affiliated sites covering eight different action sports including surfing, snowboarding and skateboarding. BNQT.com is affiliated with the USA TODAY Sports Media Group.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV, also known as Big Lead Sports, owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free web service that helps families manage busy schedules, stay in communication and share memories.
In July 2008, the company purchased a minority stake in Livestream, a company that provides Internet broadcasting services. Also in July 2008, the company increased its investment in 4INFO, maintaining its approximate ownership interest.
In August 2008, the company purchased 100% of the outstanding shares of Pearls Review, Inc., an online nursing certification and continuing education review site, which is operated with Gannett Healthcare Group.
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
RESULTS OF OPERATIONS
Consolidated summary — continuing operations
A consolidated summary of the company’s results is presented below.
In millions of dollars, except per share amounts

	2010	Change	2009	Change	2008
Operating revenues	$5,439	(1%)	$5,510	(17%)	$6,640
Operating expenses	$4,439	(7%)	$4,791	(64%)	$13,368
Operating income (loss)	$1,000	39%	$719	***	$(6,728)
Non-operating expense, net	$154	3%	$149	(72%)	$537
Income (loss) from continuing operations
Per share — basic	$2.38	59%	$1.50	***	$(29.02)
Per share — diluted	$2.35	58%	$1.49	***	$(29.02)
Results for all periods reflect certain special items that are included in either operating or non-operating expense and which are further discussed on page 30 and in Notes 3 and 4 to the Consolidated Financial Statements.
In the tables below and in certain other tables and discussions that follow, the effect of these special items has been removed from key financial measures to better reflect the ongoing performance of the company.
Operating and non-operating expenses adjusted to remove the effect of certain special items are as follows:
In millions of dollars

	2010	Change	2009(a)	Change	2008(a)
Operating expense (GAAP basis)	$4,439	(7%)	$4,791	(64%)	$13,368
Remove favorable (unfavorable) special items:
Facility consolidation and asset impairment charges	$(57)	(57%)	$(133)	(98%)	$(7,940)
Workplace restructuring and related expenses	$(12)	(59%)	$(28)	(75%)	$(115)
Pension gains	$—	***	$40	(14%)	$47

Adjusted operating expenses (non-GAAP basis)	$4,370	(6%)	$4,669	(13%)	$5,359

(a)	Numbers do not sum due to rounding.
In millions of dollars

	2010	Change	2009(a)	Change	2008
Non-operating expense,(b) net (GAAP basis)	$154	3%	$149	(72%)	$537
Remove favorable (unfavorable) special items:
Impairment of newspaper publishing partnerships and other equity method investments	$(3)	(71%)	$(9)	(98%)	$(382)
Debt exchange gain	$—	***	$43	***	$—
Impairment of publishing assets sold	$—	***	$(28)	***	$—
Tysons land sale gain	$—	***	$—	***	$26

Adjusted nonoperating expense (non-GAAP basis)	$151	(2%)	$154	(15%)	$181

(a)	Numbers do not sum due to rounding.

(b)	Includes interest expense, equity income in unconsolidated investees and other non-operating items.

Operating income adjusted to remove the effect of certain special items is as follows:
In millions of dollars

	2010(a)	Change	2009	Change	2008
Operating income (GAAP basis)	$1,000	39%	$719	***	$(6,728)
Remove (favorable) unfavorable special items:
Facility consolidation and asset impairment charges	$57	(57%)	$133	(98%)	$7,940
Workforce restructuring and related expenses	$12	(59%)	$28	(75%)	$115
Pension gains	$—	***	$(40)	(14%)	$(47)

Adjusted operating income (non-GAAP basis)	$1,068	27%	$840	(34%)	$1,280

(a)	Numbers do not sum due to rounding.
On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:
In millions of dollars

	Consolidated Summary-Non-GAAP Basis
	2010(a)	Change	2009(a)	Change	2008(a)
Operating revenues	$5,439	(1%)	$5,510	(17%)	$6,640
Operating expenses	$4,370	(6%)	$4,669	(13%)	$5,359
Operating income	$1,068	27%	$840	(34%)	$1,280
Non-operating expense	$151	(2%)	$154	(15%)	$181
Income from continuing operations per share-diluted	$2.44	32%	$1.85	(46%)	$3.40

(a)	Numbers do not sum due to rounding.
A discussion of operating results of the company’s publishing, digital and broadcasting segments, along with other factors affecting net income attributable to Gannett, is as follows:
Publishing segment
In addition to its domestic local newspapers and affiliated web sites, the company’s publishing operations include USA TODAY, USA WEEKEND, Newsquest, which publishes daily and non-daily newspapers in the U.K., Clipper Magazine, Gannett Healthcare Group, Gannett Government Media, Gannett Offset commercial printing and other advertising and marketing services businesses. The publishing segment in 2010 contributed 74% of the company’s revenues.
Publishing operating results were as follows:
In millions of dollars

	2010	Change	2009	Change	2008
Revenues	$4,051	(6%)	$4,292	(23%)	$5,586
Expenses	$3,403	(10%)	$3,776	(70%)	$12,578
Operating income (loss)	$648	25%	$516	***	$(6,992)
Operating expenses for publishing include the effects of the special items which are more fully discussed on page 30 and in Notes 3 and 4 to the Consolidated Financial Statements. Operating expenses adjusted for the effect of special items are as follows:
In millions of dollars

	2010(a)	Change	2009(a)	Change	2008
Operating expenses (GAAP basis)	$3,403	(10%)	$3,776	(70%)	$12,578
Remove favorable (unfavorable) special items:
Facility consolidation and asset impairment charges	$(36)	(64%)	$(99)	(99%)	$(7,915)
Workforce restructuring and related expenses	$(10)	(64%)	$(27)	(72%)	$(98)
Pension gains	$—	***	$40	7%	$37

Adjusted operating expenses (non-GAAP basis)	$3,358	(9%)	$3,689	(20%)	$4,602

(a)	Numbers do not sum due to rounding.
Publishing operating results excluding the effects of the above special items were as follows:
In millions of dollars

	Publishing Summary-Non-GAAP Basis
	2010	Change	2009	Change	2008
Operating revenues	$4,051	(6%)	$4,292	(23%)	$5,586
Operating expenses	$3,358	(9%)	$3,689	(20%)	$4,602
Operating income	$693	15%	$603	(39%)	$984
Foreign currency translation: The average exchange rate used to translate U.K. publishing results was 1.55 for 2010, 1.56 for 2009 and 1.86 for 2008. Therefore, publishing segment revenue, expense and operating income trend lower from 2008 to 2009 and 2009 to 2010 because of rate declines.
Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 67% and 27%, respectively, of total publishing revenues in 2010. Ad revenues include those derived from advertising placed with affiliated Internet sites which include revenue in the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.
The table below presents the principal components of publishing revenues for the last three years.
Publishing operating revenues, in millions of dollars

	2010(a)	Change	2009(a)	Change	2008
Advertising	$2,711	(6%)	$2,888	(29%)	$4,041
Circulation	$1,087	(5%)	$1,145	(4%)	$1,197
Commercial printing and other	$254	(2%)	$260	(25%)	$348
Total	$4,051	(6%)	$4,292	(23%)	$5,586

(a)	Numbers do not sum due to rounding.

The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from web sites affiliated with the publications.
Advertising revenues, in millions of dollars

	2010	Change	2009	Change	2008
Retail	$1,384	(6%)	$1,480	(22%)	$1,896
National	$501	(4%)	$522	(22%)	$670
Classified	$826	(7%)	$886	(40%)	$1,475
Total ad revenue	$2,711	(6%)	$2,888	(29%)	$4,041
Publishing revenue comparisons 2010-2009:
Advertising Revenue: Advertising revenues for 2010 decreased $178 million or 6%. The rate of decline generally narrowed over the course of the year as economic conditions slowly stabilized and sales initiatives took hold. Early in the year, revenue declines were the most pronounced due in large measure to the more severe global economic conditions.
The table below presents the percentage change in 2010 compared to 2009 for each of the major ad revenue categories, by quarter.
Advertising Revenue Comparisons by Quarter

	Q1	Q2	Q3	Q4
Retail	(9%)	(6%)	(6%)	(5%)
National	(4%)	(4%)	1%	(8%)
Classified	(9%)	(6%)	(6%)	(6%)
Total advertising	(8%)	(6%)	(5%)	(6%)
Ad revenues were lower in both the U.S. and the U.K.
In the U.K., in local currency, ad revenues were down more than in the U.S. U.K. ad revenue declines were impacted by a slightly lower average exchange rate for 2010. In U.S. dollars, Newsquest ad revenues were down 8% compared with a 5% decline for U.S. publishing.
The table below presents the percentage change for the retail, national, and classified categories for 2010 compared to 2009.
Advertising Revenue Year Over Year Comparisons

		Newsquest	Total Publishing
	U.S. Publishing	(in pounds)	(constant currency)
Retail	(7%)	(5%)	(6%)
National	(3%)	(5%)	(3%)
Classified	(4%)	(9%)	(6%)

Total	(5%)	(8%)	(6%)

Retail ad revenues were down $96 million or 6% in 2010. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, financial and telecommunications categories, partially offset by an increase in retail online advertising. Retail ad revenues were slightly better in the U.K. and on a constant currency basis were down 5% in 2010. Retail revenue declines narrowed throughout the year, and the fourth quarter was the best comparison quarter of the year.
National ad revenues were down $21 million or 4% in 2010, primarily due to lower ad sales for USA TODAY and its associated businesses, partially offset by an increase in national ad revenues for U.S. Community Publishing. At USA TODAY, print ad revenues were down 13% for the year, reflecting weakness in travel, telecommunications and pharmaceutical, partially offset by an increase in the automotive and retail categories. Paid ad pages were down 1% for the year and totaled 2,299 in 2010 compared to 2,326 in 2009. National advertising revenues excluding USA TODAY and USA WEEKEND were 3% higher in 2010.
The table below presents the percentage change in classified categories for 2010 compared to 2009.
Classified Revenue Year Over Year Comparisons

		Newsquest	Total Publishing
	U.S. Publishing	(in pounds)	(constant currency)
Automotive	5%	(7%)	3%
Employment	3%	(17%)	(5%)
Real Estate	(19%)	1%	(13%)
Legal	(3%)	—	(3%)
Other	(7%)	(10%)	(8%)

Total	(4%)	(9%)	(6%)

Classified ad revenues decreased $60 million or 7% in 2010 with a decline of 4% in the U.S. and 10% in the U.K. Domestically, classified advertising improved sequentially throughout the year. Automotive and employment were especially strong and were up 5% and 3%, respectively. Real estate continued to reflect the housing issues nationwide and was down 19% for the year. Classified advertising in the U.K. continues to remain challenging. Real estate was a bright spot and was up 1% in pounds for the year, while automotive and employment were down 7% and 17%, respectively.
Digital revenues in the publishing segment were up for the year in the U.S. as well as at Newsquest in the U.K. U.S. Community Publishing digital revenues were up 11%, reflecting strong increases in most categories. Digital revenues at USA TODAY increased 12% for the year, while digital revenues at Newsquest increased 6% in local currency.
Publishing advertising revenues in millions.
Looking to 2011, the company expects continuing challenges in the retail and national segments and in the real estate category of classified. If the economy moves forward, continued gains in auto and employment may be achieved.

Circulation Revenue: Newspaper circulation revenues declined $58 million or 5% over 2009 as circulation revenues for both U.S. and U.K. newspapers were generally lower. Revenue comparisons reflect generally lower circulation volumes partially offset by limited price increases. Daily net paid circulation, excluding USA TODAY, declined 7%, while Sunday net paid circulation declined 4%. Daily and Sunday net paid circulation comparisons improved sequentially throughout the year as greater focus was placed on increasing home delivery circulation. U.S. Community Publishing newspapers reported that Sunday home delivery circulation was up 1% in the September 2010 Publisher’s Statement, with 28 publishing sites showing year over year Sunday circulation gains.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation. USA TODAY’s average daily circulation for 2010 decreased 5% to 1,817,405. USA TODAY reported an average daily paid circulation of 1,830,594 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 26, 2010, a 4% decrease over the comparable period in 2009. In the fourth quarter of 2010, average daily net paid circulation comparisons for USA TODAY improved sequentially and were only 6,000 copies lower than the fourth quarter of 2009.
For local newspapers, morning circulation accounted for approximately 94% of total daily volume, while evening circulation accounted for 6%.
Publishing circulation revenues in millions.
Circulation volume for the company’s local newspapers is summarized in the table below. In 2010, the company reclassified certain net paid circulation volume from evening to morning distribution due to changes in delivery times. All prior periods have been restated to conform to the new classifications.
Average net paid circulation volume, in thousands

	2010	Change	2009	Change	2008
Local Newspapers
Morning	3,700	(7%)	3,969	(12%)	4,495
Evening	229	(8%)	249	(12%)	283
Total daily	3,929	(7%)	4,218	(12%)	4,778
Sunday	4,845	(4%)	5,030	(7%)	5,396
Other Revenue: Commercial printing and other publishing revenues decreased 2% to $254 million in 2010 due primarily to the sale of a U.K. commercial printing business early in the third quarter of 2009, partially offset by gains in delivery revenue for non-company publications.
Publishing revenue comparisons 2009-2008:
Advertising Revenue: Advertising revenues for 2009 decreased $1.15 billion or 29%. The rate of decline narrowed over the course of the year as economic conditions slowly stabilized. Early in the year, revenue declines were the most pronounced due in large measure to the severe global economic recession. Real estate and employment advertising were especially hampered by the recession. As the year progressed, ad revenue declines narrowed in each successive quarter.
Ad revenues were lower in both the U.S. and the U.K.
In the U.K., in local currency, ad revenues were down more than in the U.S. U.K. ad revenue declines were exacerbated by a lower average exchange rate for 2009. In U.S. dollars, Newsquest ad revenues were down 44% compared with a 25% decline for U.S. publishing.
Retail ad revenues were down $416 million or 22% in 2009. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, furniture, entertainment, financial and telecommunications categories. Retail ad revenues declined at a greater rate in the U.K. due to the currency impact. On a constant currency basis, retail ad revenues in the U.K. were down 19%. Retail revenue declines narrowed in the third and again in the fourth quarter.
National ad revenues were down $148 million or 22% in 2009, primarily due to lower ad sales for USA TODAY branded publications and national ad revenues for U.S. Community Publishing. In the fourth quarter, the decline in national ad revenues moderated significantly and in the month of December national ad revenues were higher than 2008 levels. At USA TODAY, ad revenues were down 29% for the year, reflecting the continued slowdown in the travel and lodging industries. Paid ad pages were down 26% for the year and totaled 2,326 in 2009 compared to 3,158 in 2008. Fourth quarter comparisons were the best of the year.
Classified ad revenues decreased $589 million or 40% in 2009 with a decline of 35% in the U.S. and 50% in the U.K. The currency impact contributed to the U.K. decline. On a constant currency basis, classified ad revenues in the U.K. were down 39%. Classified revenue in both countries was affected by the global recession and particularly the weakness in employment and housing. Classified revenue declines occurred in all three principal categories of employment (down 58%), real estate (down 43%), and automotive (down 34%). Declines in all categories narrowed over the course of the year.

Circulation Revenue: Newspaper circulation revenues declined $52 million or 4% over 2008 as circulation revenues for U.S. and U.K. newspapers were lower. Revenue comparisons reflect lower circulation volumes partially offset by price increases. Daily net paid circulation, excluding USA TODAY, declined 12%, while Sunday net paid circulation declined 7%. Volumes were affected, in part, by single copy and home delivery price increases at most U.S. newspapers and by selective culling of distribution in certain areas.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation, partially offset by a December 2008 increase in the single copy price of the newspaper at newsstands and vending machines from $.75 to $1.00. USA TODAY’s average daily circulation for 2009 decreased 16% to 1,904,362. USA TODAY reported an average daily paid circulation of 1,900,116 in the Audit Bureau of Circulations (ABC) Publisher’s Statement for the 26 weeks ended Sept. 27, 2009, a 17% decrease over the comparable period in 2008. The circulation volume decline at USA TODAY reflected the general recessionary economic conditions particularly as they contributed to lower business and leisure travel.
For local newspapers, morning circulation accounted for approximately 94% of total daily volume, while evening circulation accounted for 6%.
Other Revenue: Commercial printing and other publishing revenues declined 25% to $260 million in 2009 due primarily to generally lower commercial printing revenue in the U.S. and U.K. and from the sale of a U.K. commercial printing business early in the third quarter of 2009.
Publishing expense comparisons 2010-2009: Publishing operating costs declined 10% to $3.4 billion in 2010, primarily due to the impact of strategic efforts to implement operating efficiencies and facility consolidations and significantly lower newsprint expense. Absent special items in both years, as reflected in the table on page 34, publishing segment expense was down 9%.
Significant cost savings were achieved through tight cost control measures in the U.S. and the U.K. as well as by permanently restructuring the company’s cost base and creating operating efficiencies wherever possible. Efforts included numerous facility consolidations, centralization, compensation actions and outsourcing. Savings reflect the impact of headcount reductions in 2010 and 2009. Lower newsprint expense was also a significant contributor to the savings.
Publishing payroll costs were down 5%, reflecting the impact of headcount reductions partially offset by lower savings from furloughs in 2010 than in 2009.
Newsprint expense was down 23%, reflecting lower consumption, down 10%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices rose throughout the year but still finished down 15% for the full year.
Other factors contributing to the decline in costs include the impact of a lower U.K. exchange rate, and the sale in the early third quarter of 2009 of a commercial printing business in the U.K.
Publishing expense comparisons 2009-2008: Publishing operating costs declined 70% to $3.78 billion in 2009, primarily due to non cash impairment charges incurred in 2008. Absent the special items in both years, as reflected in the table on page 34, publishing segment expense was down 20% from 2008.
Significant cost savings were achieved in 2009 through strict cost control measures in the U.S. and the U.K. as well as by means of permanently restructuring the company’s cost base and creating efficiencies wherever possible. Efforts included numerous facility consolidations, centralization, furloughs and outsourcing. Savings reflect the impact of substantial headcount reductions in 2009 and 2008. Lower newsprint expense was also a significant contributor to the savings.
Publishing payroll costs were down 23% in 2009, reflecting the impact of headcount reductions in both years as well as the furloughs the majority of company employees were required to take in the first and second quarters of 2009.
Newsprint expense was down 34%, reflecting sharply lower consumption, down 31%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices declined sharply throughout the second half of the year and finished down 4% for the full year.
Other factors contributing to the decline in costs include the impact of a lower U.K. exchange rate, and the sale in the early third quarter of 2009 of a commercial printing business in the U.K. partially offset by higher pension cost.
Outlook for 2011: The company expects publishing expenses to decline in 2011, reflecting headcount reductions, facility consolidations and lower pension expense. These factors will be partially offset by higher newsprint expense driven by higher prices partially offset by lower consumption.
Publishing operating results 2010-2009: Publishing operating income increased to $648 million in 2010 from $516 million in 2009. The principal factors affecting reported operating results comparisons for the full year were the following:
•	higher reported operating results at many of the company’s larger domestic daily newspapers and significantly lower newsprint expense;

•	higher reported operating results at Newsquest over 2009;

•	continued cost containment efforts throughout U.S. and U.K. operations; and

•	lower charges in 2010 from special items, particularly those related to facility consolidations and asset impairment.
Excluding special items described in more detail on page 34 and Notes 3 and 4 of the Consolidated Financial Statements, publishing operating income increased 15%.

Publishing operating results 2009-2008: Publishing operating income increased to $516 million in 2009 from a loss of $6.99 billion in 2008. Excluding special items described in more detail on page 34 and Notes 3 and 4 of the Consolidated Financial Statements, publishing operating income declined 39%. However, operating income comparisons excluding special items improved each quarter of 2009. The principal factors affecting operating results comparisons for the full year were the following:
•	lower operating results at most U.S. and U.K. properties as all ad revenue categories were affected by difficult economic conditions. Operating results improved throughout the year and many properties had increased operating income against last year in the fourth quarter;

•	ad revenue losses attributed to increased competition from other media, particularly the Internet;

•	sharply lower newsprint usage and a decline in usage price led to significant savings;

•	favorable impact in 2009 of workforce restructuring actions;

•	furloughs in the first and second quarter for the majority of employees;

•	negative impact of currency translation at a lower rate in 2009; and

•	cost control efforts throughout U.S. and U.K. operations contributed to significant year-over-year savings.
Digital
Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover, and Schedule Star. Prior period results for PointRoll, Planet Discover and Schedule Star have been reclassified from the publishing segment to the new digital segment.
On Sept. 3, 2008, the company increased its ownership in CareerBuilder to 50.8% from 40.8%, obtaining a controlling interest, and therefore, the results of CareerBuilder since then have been fully consolidated. On June 30, 2008, the company increased its ownership in ShopLocal to 100% from 42.5%, and from that date the results of ShopLocal have been fully consolidated. Prior to the increased investment ownership, the company’s equity share of CareerBuilder and ShopLocal results were reported as equity earnings. Subsequent to the CareerBuilder consolidation, the company reflects a noncontrolling interest charge in its Statements of Income (Loss) related to the other partners’ ownership interest. This charge is reflected as “Net income attributable to noncontrolling interests.”
Over the last three years since the digital segment was formed, reported digital revenues, expenses and operating income were as follows:
In millions of dollars

	2010	Change	2009	Change	2008
Revenues	$618	5%	$586	***	$281
Expenses	$535	(1%)	$543	***	$262
Operating income	$83	93%	$43	***	$19
Reported digital revenues increased $32 million or 5% over 2009, reflecting significant gains at CareerBuilder, PointRoll and ShopLocal.
Digital expenses in 2010 decreased 1% to $535 million, primarily due to a decrease in asset impairment charges, which totaled $13 million in 2010 and $25 million in 2009.
Excluding special impairment charges, operating costs for digital increased 1%. Operating income excluding special items rose $29 million or 43%, reflecting strong gains in 2010 for CareerBuilder, PointRoll and ShopLocal.
CareerBuilder operations are predominately based in North America, however expansion efforts are underway in parts of Europe and Asia. CareerBuilder is the nation’s largest online recruitment and career advancement source for employers, employees, recruiters and job seekers. Its North American network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated newspapers, including the company’s newspapers, which sell various CareerBuilder employment products including upsells of print employment ads from newspapers. For the company’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned newspapers. North American network revenue increased 3%, compared to last year, with all of the increase attributable to revenues CareerBuilder derived from its own sales efforts. Revenues derived from its owner-affiliated newspapers were down slightly, while revenues from its own sales efforts were up 4% in 2010.
Digital results 2009-2008: Reported digital revenues increased $305 million and reported digital costs increased $280 million from 2008. The year-over-year increase is primarily due to the full consolidation of CareerBuilder and ShopLocal beginning with the third quarter of 2008. Digital costs in 2009 also include $25 million in special impairment charges, while costs in 2008 include $17 million in special workforce restructuring and impairment charges. Operating income excluding special items rose $32 million or 89%. Operating income for the digital segment reflects solid results in 2009 for CareerBuilder, PointRoll and ShopLocal. Earnings from these businesses were partially offset by investments in other digital businesses.
On a pro forma basis, digital revenues decreased 15% in 2009. This reflects softer employment advertising demand that impacted CareerBuilder results, offset partially by strong revenue growth at PointRoll and ShopLocal. Excluding the special items and on a pro forma basis, operating costs for digital would have been 21% lower, reflecting significant savings at CareerBuilder and ShopLocal.
Outlook for 2011: The company expects digital segment revenues and profits to grow again in 2011, with improved results at its key business units.

Broadcasting
The company’s broadcasting operations at the end of 2010 included 23 television stations and affiliated web sites in markets with a total of more than 21 million households reaching 18.2% of the U.S. population. The Broadcasting Division also includes Captivate Network.
Broadcasting revenues accounted for approximately 14%, 11% and 12% of the company’s reported operating revenues in 2010, 2009 and 2008, respectively.
Over the last three years, broadcasting revenues, expenses and operating income were as follows:
In millions of dollars

	2010(a)	Change	2009	Change	2008
Revenues	$770	22%	$631	(18%)	$773
Expenses	$440	6%	$415	(11%)	$467
Operating income	$329	52%	$216	(29%)	$306

(a)	Numbers do not sum due to rounding.
Broadcast revenues increased $138 million or 22% for 2010. Year-over-year revenue comparisons were favorably impacted by $107 million in ad revenues associated with the Winter Olympics and political/election-related advertising in 2010. Excluding the impact of Olympic and political-related advertising in both years, broadcast revenues were up 8% in 2010. This reflects a significant increase in core advertising, led by the automotive and financial categories. Higher retransmission and Captivate revenues also contributed to the increase.
Excluding Captivate, broadcast revenues increased 22%. Local television revenues increased 12% while national revenues increased 44%. Excluding the impact of political in both years, local revenues increased 7% and national revenues 17%.
Broadcast costs increased 6% to $440 million in 2010. Excluding special item charges in both years, broadcast expenses increased 6%. The increase reflects higher sales and marketing costs in 2010 associated with higher revenues, partially offset by the absence of furlough savings in 2010 compared to 2009.
Reported operating income increased 52% to $329 million in 2010 reflecting higher political, Olympic, core, retransmission and Captivate revenue, partially offset by modestly higher expense associated with the increased revenue.
Broadcast results 2009-2008: Broadcast revenues decreased $141 million or 18% for 2009. Year-over-year revenue comparisons were unfavorably impacted by $118 million in ad revenues associated with the 2008 Summer Olympics and political/election-related advertising. Excluding the impact of Olympic- and political-related advertising in both years, broadcast revenues were down 6% in 2009. This decline reflects losses in several core categories, especially automotive, partially offset by an almost threefold increase in retransmission revenues.
Excluding Captivate, broadcast revenues declined 19%. Local television revenues declined 21% while national revenues declined 31%. Excluding the impact of political in both years, local revenues declined 18% and national revenues 15%.
Broadcast costs declined 11% to $415 million in 2009. Excluding special item charges in both years, broadcast expenses declined 11%. The decline reflects ongoing efforts to control costs and create efficiencies, the carryover impact of workforce restructuring in 2008 as well as payroll savings from furloughs and salary reductions in the first and second quarters of 2009.
Reported operating income declined 29% to $216 million in 2009 reflecting the impact of lower core revenues and the absence of incremental Olympic and political revenue achieved in 2008. These factors were partially offset by increased retransmission revenue in 2009 and continued savings from strong efforts to control costs.
Broadcasting revenues in millions, as reported.
Outlook for 2011: Revenue comparisons for 2011 will be challenging against the strong 2010 Olympics and politically related advertising of $107 million, as well as the absence of the Super Bowl from the company’s CBS stations. Partially offsetting the absence of these revenues, the company expects core advertising and retransmission revenue improvement for television and higher revenues at Captivate. Operating profits are expected to be lower, however.

Consolidated operating expenses
Over the last three years, the company’s consolidated operating expenses were as follows:
Consolidated operating expenses, in millions of dollars

	2010	Change	2009	Change	2008
Cost of sales	$2,980	(8%)	$3,230	(18%)	$3,916
Selling, general and admin. expenses	$1,188	—	$1,187	(5%)	$1,253
Depreciation	$183	(12%)	$208	(9%)	$228
Amortization of intangible assets	$31	(5%)	$33	6%	$31
Facility consolidation and asset impairment charges	$57	(57%)	$133	(98%)	$7,940

Total	$4,439	(7%)	$4,791	(64%)	$13,368

Total operating expenses adjusted to remove the effect of certain special items are as follows:
In millions of dollars

	2010	Change	2009(a)	Change	2008(a)
Operating expenses (GAAP basis)	$4,439	(7%)	$4,791	(64%)	$13,368
Remove favorable (unfavorable) special items:
Facility consolidation and asset impairment charges	$(57)	(57%)	$(133)	(98%)	$(7,940)
Workforce restructuring and related expenses	$(12)	(59%)	$(28)	(75%)	$(115)
Pension gains	$—	***	$40	(14%)	$47

Adjusted operating expenses (non-GAAP basis)	$4,370	(6%)	$4,669	(13%)	$5,359

(a)	Numbers do not sum due to rounding.
Total reported operating expense decreased 7% to $4.44 billion in 2010. Consolidated operating costs excluding special items declined 6%. Both operating expenses and non-GAAP operating expenses declined due in part to sharply lower newsprint expense (down 23%) reflecting lower consumption and lower prices. Payroll savings were also significant, from reduced headcount resulting from consolidations and other restructuring efforts, partially offset by lower furlough savings in 2010 than in 2009. Strong cost controls were in place throughout the company, however expenses increased modestly in broadcasting associated with the significant increase in revenue.
Depreciation expense was 12% lower in 2010, reflecting reduced capital spending, reduced depreciation resulting from recent impairment charges and certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed on page 30 and in Notes 3 and 4 to the Consolidated Financial Statements.
Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses (excluding the special items discussed on page 30).

	2010	2009	2008
Payroll and employee benefits	48.2%	47.4%	47.8%
Newsprint and other production material	12.2%	13.4%	16.8%
Operating expense comparisons 2009-2008: The 13% decline in 2009 in consolidated operating costs excluding special items is attributable in part to sharply lower newsprint expense (down 34%) reflecting lower consumption and lower prices. Payroll savings were also significant, from reduced headcount resulting from consolidations and other restructuring/downsizing efforts as well as from furloughs. Other savings were achieved from generally strong overall cost controls and cost comparisons were also favorably affected by a lower foreign exchange rate for U.K. expenses. The effect of these cost reduction factors was partially offset by the consolidation of CareerBuilder and ShopLocal for only part of 2008 but for all of 2009.
Total reported operating expense decreased 64% to $4.79 billion primarily due to the special items in 2008. On a pro forma basis and excluding special items, total operating expense declined 18%.
Selling, general and administrative expenses declined $66 million or 5% reflecting strong cost controls, furloughs in the first and second quarters of 2009, savings from workforce restructuring in prior periods, partially offset by the full consolidation of CareerBuilder and ShopLocal for all of 2009.
Depreciation expense was 9% lower in 2009, reflecting reduced capital spending, reduced depreciation resulting from recent impairment charges and certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed on page 30 and in Notes 3 and 4 to the Consolidated Financial Statements.
Outlook for 2011: Excluding the effect of special items charges in 2010, the company expects that total operating expenses may increase modestly in 2011, reflecting higher newsprint expense and added digital segment costs associated with higher anticipated revenues. Payroll, pension and depreciation expenses are expected to be lower in 2011.
With respect to potential goodwill impairment charges, the company does not believe that any of its major reporting units, including the U.K. and U.S. community newspaper publishing and broadcast groups and its principal digital business, are at risk of requiring an impairment charge in the foreseeable future. Refer to Note 1 to the Consolidated Financial Statements for a discussion of the goodwill impairment test.
The company will undertake further facility consolidation, workforce restructuring and other actions, depending upon developing business conditions.

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
The company’s net equity income in unconsolidated investees for 2010 was $19 million, an increase of $15 million over 2009. Both years included impairment charges related to certain digital business investments totaling $3 million in 2010 and $9 million in 2009. Absent special impairment charges, the company’s net equity income in unconsolidated investees would have increased $9 million or 65% in 2010. This increase reflects better results at certain newspaper partnerships and digital investments, particularly Classified Ventures.
The company’s net equity loss in unconsolidated investees for 2008 includes $382 million of impairment charges related to equity investments in newspaper partnerships and certain other businesses (discussed more fully on page 30 of this report and Note 3 to the Consolidated Financial Statements). Absent the special impairment charges in 2009 and 2008, the company’s net equity income in unconsolidated investees increased $8 million for 2009, reflecting significantly improved performance at certain of the company’s digital investments, particularly Classified Ventures.
Interest expense: Interest expense decreased $3 million or 2% in 2010 as compared to 2009, reflecting significantly lower average debt balances, partially offset by higher rates.
Interest expense decreased $15 million or 8% in 2009 as compared to 2008, reflecting lower average debt balances and lower rates.
The company reduced its long-term debt by $710 million or 23% in 2010. At the end of 2010, the company’s senior leverage ratio was 1.97x, well under the ceiling designated by the financial covenant under its revolving credit facilities.
A further discussion of the company’s borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 43, and in Note 7 to the Consolidated Financial Statements.
Other non-operating items: In 2010, the company realized net gains on its investments offset by currency losses resulting in non-operating income of $111,000. In 2009, the company realized a $43 million non-cash debt exchange gain offset partially by a $28 million non-cash charge for the write-down of certain publishing business assets sold.
In 2008, the company realized a gain on the sale of a parcel of land adjacent to its headquarters building along with several other gains including those realized from the sale of investments and other assets. These gains were partially offset by foreign currency losses.
Outlook for 2011: The company expects its net interest expense to be flat for the year, reflecting lower average debt balances, offset by higher rates due to the recent fixed rate debt financing and revolving credit agreement extensions.
Provision (benefit) for income taxes on income (loss) from continuing operations
The company reported pre-tax income attributable to Gannett of $811 million for 2010. This pre-tax income includes facility consolidation and asset impairment charges and workforce restructuring costs as described on page 30. In addition, the provision for income taxes reflects a special net tax benefit primarily from the release of certain state tax reserves due to the lapse of statutes of limitations. The effective tax rate on this pre-tax income is 30.1%. Excluding the effects of all special items, the company’s effective tax rate is 33.1%.
The company reported pre-tax income attributable to Gannett of $543 million for 2009. This pre-tax income includes facility consolidation and asset impairment charges, workforce restructuring costs and certain gains, as described on page 30. The effective tax rate on this pre-tax income is 35.2%. Excluding the effects of all special items, the company’s effective tax rate is 33.6%.
The company reported a pre-tax loss attributable to Gannett of $7.27 billion for 2008. This pre-tax loss includes impairment charges for intangible and other assets, the majority of which are not deductible for income tax purposes. Therefore, the effective tax benefit rate on the pre-tax losses, including the impairment charges, was 8.9%. Excluding the effects of all special items, the company’s effective tax rate was 28.7%.
The lower effective tax rate for 2010 compared to 2009 is due to the release of state tax reserves primarily related to the sale of a business in a prior year upon the expiration of statutes of limitations, as further noted in the Discussion of Special Charges and Credits on page 30.
For 2009, excluding the effect of special items, the increase in the company’s effective tax rate compared with 2008 is due primarily to the benefits in 2008 of favorable U.S. state and U.K tax settlements and the release of certain state tax reserves upon the expiration of statutes of limitations.
Further information concerning income tax matters is contained in Note 10 of the Consolidated Financial Statements.

Income (loss) from continuing operations attributable to Gannett Co., Inc.
Income (loss) from continuing operations attributable to Gannett Co., Inc. and related per share amounts are presented in the table below.
In millions of dollars, except per share amounts

	2010	Change	2009	Change	2008
Income (loss)	$567	61%	$351	***	$(6,627)
Per diluted share	$2.35	58%	$1.49	***	$(29.02)
Income (loss) attributable to Gannett Co., Inc. consists of income from continuing operations reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. Net income attributable to noncontrolling interests was $35 million, $27 million and $7 million in 2010, 2009 and 2008, respectively. The increase in 2009 from 2008 is attributable to the full consolidation of CareerBuilder beginning in September of 2008.
The 2010 results reflect unfavorable operating and non-operating after-tax special items charges of $50 million and $26.5 million in special net tax benefits.
The 2009 results reflect unfavorable operating and non-operating after-tax special items of $86 million, while 2008 reflects unfavorable operating and non-operating after-tax special items of $7.40 billion.
The special items referred to in the preceeding paragraphs are described in detail on page 30 of this report.
Income from continuing operations attributable to Gannett Co., Inc. and related per share amounts excluding the impact of special items are presented in the table below.
In millions of dollars, except per share amounts

	2010	Change	2009	Change	2008
Income	$591	35%	$438	(44%)	$775
Per diluted share	$2.44	32%	$1.85	(46%)	$3.40
Discontinued operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and its related assets as well as a small directory publishing operation in Michigan, each sold during the second quarter of 2010. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income (Loss) titled “(Loss) income from the operation of discontinued operations, net of tax” for each period presented. The loss from discontinued operations for 2008 reflects the intangible and other asset impairment charges recorded that year that were associated with these two businesses.
In 2010 the company reported earnings per diluted share of $.08 for the gain on the disposition of these properties.
Discontinued Operations
In thousands, except per share amounts

	2010	Change	2009	Change	2008
(Loss) income from operation of discontinued operations, net of tax	$(322)	***	$3,790	***	$(20,626)
Per share — diluted	—	***	$0.02	***	$(0.09)
Gain on disposal of publishing businesses, net of tax	$21,195	***	—	***	—
Per share — diluted	$0.08	***	—	***	—
Net income (loss) attributable to Gannett Co., Inc., and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.
In millions of dollars, except per share amounts

	2010	Change	2009	Change	2008
Net income (loss)	$588	66%	$355	***	$(6,648)
Per basic share	$2.47	63%	$1.52	***	$(29.11)
Per diluted share	$2.43	61%	$1.51	***	$(29.11)

FINANCIAL POSITION
Liquidity and capital resources
The company’s cash flow from operating activities was $773 million in 2010, down from $867 million in 2009, primarily reflecting the impact of voluntary pension contributions to the Gannett Retirement Plan of $130 million.
Net cash provided by investing activities totaled $63 million. This reflects capital spending of $69 million, $15 million for acquisitions, and $11 million for equity investments, which were more than offset by proceeds from the sale of certain assets of $113 million and proceeds from investments of $45 million.
Cash used for financing activities totaled $751 million in 2010. This reflects the payment of dividends of $38 million, the payment of borrowings under revolving credit facilities of $1,160 million and payments of other indebtedness totaling $50 million. These financing cash flows were partially offset by proceeds of $494 million from private debt offerings completed in September 2010.
Certain key measurements of the elements of working capital for the last three years are presented in the following chart:
Working capital measurements

	2010	2009	2008
Current ratio	1.3-to-1	1.2-to-1	1.1-to-1
Accounts receivable turnover	7.4	6.9	7.4
Newsprint inventory turnover	5.1	4.5	5.7
The company’s operations have historically generated strong positive cash flow which, along with the company’s program of maintaining bank revolving credit availability, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.
Long-term debt
The long-term debt of the company is summarized below:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,196	$432,648
Unsecured floating rate term loan due July 2011	180,000	230,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,397	306,260
Borrowings under revolving credit agreements expiring September 2014	221,000	1,381,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,924	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	58,007	56,684
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,535	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	165,950	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,830	246,524
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,403	—

Total long-term debt	$2,352,242	$3,061,951

Total average debt outstanding in 2010 and 2009 was $2.7 billion and $3.6 billion, respectively. The weighted average interest rate on all debt was 6.0% for 2010 and 4.5% for 2009.
During 2010 and 2009, the company completed a series of financing transactions which significantly improved its debt maturity profile.
In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 — 103.563%, 2015 — 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.
In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion.
In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.125%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. On or after November 15, 2013, the 2017 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of principal amount of the 2017 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on November 15 of the following years: 2013 — 104.688%, 2014 — 102.344% and 2015 and thereafter 100.000%. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.
In May 2009, the company completed a private exchange offer related to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The company exchanged approximately $67 million in principal amount of its 2011 notes for approximately $67 million principal amount of new 10% senior notes due 2015, and approximately $193 million in principal amount of its 2012 notes for approximately $193 million principal amount of new 10% senior notes due 2016.

In connection with the May 2009 exchange transactions and in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt,” the company recorded a gain of approximately $42.7 million which was classified in “Other non-operating items” in the Statement of Income (Loss) for the second quarter of 2009. This gain resulted from recording the notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the notes at fair value instead of face value is being amortized over the term of the notes to interest expense.
The notes issued during 2010 and 2009 with maturity dates in 2014 and thereafter were made available in private offerings that were exempt from the registration requirements of the Securities Act of 1933 (Securities Act). These notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit and term loan agreements discussed more fully below.
The company’s three revolving credit agreements and its term loan agreement require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 26, 2010, the senior leverage ratio was 1.97x.
Until March 15, 2012, commitment fees for the revolving credit facilities may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. After March 15, 2012, commitment fees will equal 0.50% of the undrawn commitments. In addition, the company pays a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranges from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts. At the current leverage ratio, the additional fee is 25 basis points for both the drawn and undrawn amounts. No extension fees are payable after March 15, 2012.
Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Until March 15, 2012, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the company will pay an applicable margin of 2.25% under each of the revolving credit agreements and the term loan agreement. After March 15, 2012, the applicable margin will be determined based on the company’s leverage ratio.
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
In September 2009, the company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
On Aug. 21, 2009, Moody’s confirmed the company’s Ba1 corporate family rating and its Ba2 senior unsecured note rating. In addition, Moody’s rated the company’s bank debt, which includes its revolving credit agreements and term loan, Baa3. The Baa3 rating also applies to most of the company’s long-term debt which has the same subsidiary guarantees as the bank debt. The company’s debt is rated BB by Standard and Poor’s.
In August 2010, the company further amended the terms of its three revolving credit agreements and its term loan agreement to allow for the issuance of up to $750 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan.
As of Dec. 26, 2010, the company had $221 million of borrowings under its revolving credit facilities. The maximum amount outstanding at the end of any period during 2010 and 2009 was $1.3 billion and $2.5 billion, respectively. The daily average outstanding balance of the revolving credit facilities during 2010 and 2009 was $852 million and $2.0 billion, respectively. The weighted average interest rate for 2010 and 2009 was 2.6% and 3.1%, respectively.
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
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of approximately $4 million which was classified in “Other non-operating items” in the Statement of Income (Loss). This gain was net of $1.7 million in losses reclassified from accumulated other comprehensive income (loss) related to the interest rate swap agreements.

In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty. The company prepaid $50 million of this loan in each of October 2010 and October 2009 reducing the balance to $180 million.
During part of 2008, the company utilized commercial paper as a source of financing. The maximum amount of such commercial paper outstanding at the end of any period during 2008 was $2.0 billion. The daily average outstanding balance of promissory notes was $883 million during 2008. The weighted average interest rate on such notes was 3.5% for 2008. In June 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% with proceeds from borrowings in the commercial paper market. Beginning in September 2008, liquidity in the commercial paper market became highly constrained and the company elected to borrow under its revolving credit agreements to repay commercial paper outstanding as it matured.
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
In thousands of dollars

2011 (1)	$—
2012	306,397
2013	—
2014 (2)	1,081,120
2015	305,542
2016	165,950
2017	246,830
2018	246,403

Total	$2,352,242

(1)	Notes and term loan due of $613 million are assumed to be repaid with funds from revolving credit agreements.

(2)	Notes due of $247 million plus $834 million as deemed as due under the revolving credit agreements.
Notwithstanding the assumptions used in the table above, the company’s debt maturities might be repaid with cash flow from operating activities and with the possible benefit of a further extension of the company’s revolving credit agreements or a combination of both.
The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.5 billion and $2.9 billion at Dec. 26, 2010 and Dec. 27, 2009, respectively.
The company has a capital expenditure program (not including business acquisitions) of approximately $75 million planned for 2011, including approximately $4 million for renovation of existing facilities, $60 million for machinery and equipment, and $11 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2011 capital program will be funded from cash flow from operations.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2010.

Contractual obligations	Payments due by period
In millions of dollars	Total	2011	2012-13	2014-15	Thereafter
Long-term debt (1)	$3,083	$147	$802	$1,344	$790
Operating leases (2)	267	55	81	55	76
Purchase obligations (3)	390	159	143	76	12
Programming contracts (4)	112	10	67	35	—
Other long-term liabilities (5)	418	98	73	72	175

Total	$4,270	$469	$1,166	$1,582	$1,053

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume term debt is outstanding for the life of the revolving credit agreements.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)	Includes purchase obligations related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 26, 2010, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)	Programming contracts include television station commitments to purchase programming to be produced in future years.

(5)	Other long-term liabilities primarily consist of amounts expected to be paid related to under-funded postretirement benefit plans.
Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 26, 2010, the company is unable to make reasonably reliable estimates of the period of cash settlement, if necessary. Therefore, $154 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.
The company’s principal retirement plan, the Gannett Retirement Plan, had assets of $1.9 billion and liabilities of $2.3 billion at Dec. 26, 2010. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2011.
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
Capital stock
In February 2004, the company announced the reactivation of its share repurchase program that had last been utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion, and as of Dec. 26, 2010, approximately $808.9 million may yet be expended under the program. Under the program, the company purchased $72.8 million (2.3 million shares) in 2008. No shares were purchased in 2010 and 2009. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2010. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. At this time, the company does not anticipate repurchasing its shares for the near term.
An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding contributions in cash. Through 2008, the ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of participants. In early 2009, the company began funding the 401(k) Savings Plan company matching contributions through the issuance of treasury shares. Beginning in 2010, the company funded the 401(k) Savings Plan match through the issuance of a 50/50 combination of treasury shares and shares purchased on the open market with cash.
The company’s common stock outstanding at Dec. 26, 2010, totaled 239,509,020 shares, compared with 237,156,663 shares at Dec. 27, 2009.

Dividends
Dividends declared on common stock amounted to $38 million in 2010, compared with $37 million in 2009.
Dividends declared per share.

Cash dividends		Payment date	Per share
2010	4th Quarter	Jan. 3, 2011	$.04
	3rd Quarter	Oct. 1, 2010	$.04
	2nd Quarter	July 1, 2010	$.04
	1st Quarter	April 1, 2010	$.04
2009	4th Quarter	Jan. 4, 2010	$.04
	3rd Quarter	Oct. 1, 2009	$.04
	2nd Quarter	July 1, 2009	$.04
	1st Quarter	April 1, 2009	$.04
On Feb. 23, 2011, the Board of Directors declared a dividend of $.04 cents per share, payable on April 1, 2011, to shareholders of record as of the close of business March 4, 2011.
Accumulated other comprehensive income (loss)
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $395 million at the end of 2010 and $416 million at the end of 2009. The decrease reflected a weakening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 26, 2010 were translated from Sterling to U.S. dollars at an exchange rate of 1.54 versus 1.60 at the end of 2009. Newsquest’s financial results were translated at an average rate of 1.55 for 2010, 1.56 for 2009 and 1.86 for 2008.
The company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 26, 2010 and Dec. 27, 2009, accumulated other comprehensive loss includes a reduction of equity of $762 million and $735 million, respectively, for the aggregate excess of retirement plan liabilities over plan assets.
In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive loss with a corresponding adjustment to other long-term liabilities. As a result of a tender offer and strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of the interest rate swaps were recorded through earnings. Expense in 2009 associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the company’s Consolidated Statement of Income (Loss), was $7.7 million. Expense in 2009 associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the company’s Consolidated Statement of Income (Loss), was $0.6 million.
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
The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $395 million at Dec. 26 2010. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 26, 2010, exchange rate of 1.54. Refer to Item 7A for additional detail.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income (Loss) have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income, excluding the special items described on page 30, 2010 would have increased or decreased approximately 1%.
Because the company has $401 million in floating interest rate obligations outstanding at Dec. 26, 2010, the company is subject to changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $2.0 million.
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income (loss), cash flows, and equity for each of the three fiscal years in the period ended December 26, 2010. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 26, 2010 and December 27, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011, included in Item 9A, expressed an unqualified opinion thereon.
McLean, Virginia
February 23, 2011

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS
In thousands of dollars

Assets	Dec. 26, 2010	Dec. 27, 2009
Current assets
Cash and cash equivalents	$183,014	$98,795
Trade receivables, less allowance for doubtful receivables of $39,419 and $46,255, respectively	717,377	759,934
Other receivables	30,746	20,557
Inventories	72,025	63,752
Deferred income taxes	21,254	19,577
Prepaid expenses and other current assets	95,064	86,427
Assets held for sale	19,654	—

Total current assets	1,139,134	1,049,042

Property, plant and equipment
Land	172,786	203,937
Buildings and improvements	1,366,361	1,426,150
Machinery, equipment and fixtures	2,615,796	2,782,595
Construction in progress	15,797	16,177

Total	4,170,740	4,428,859
Less accumulated depreciation	(2,412,629)	(2,457,041)

Net property, plant and equipment	1,758,111	1,971,818

Intangible and other assets
Goodwill	2,836,960	2,854,247
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $197,454 and $170,182, respectively	518,797	565,610
Deferred income taxes	170,385	302,360
Investments and other assets	393,457	405,355

Total intangible and other assets	3,919,599	4,127,572

Total assets	$6,816,844	$7,148,432

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS
In thousands of dollars

Liabilities and equity	Dec. 26, 2010	Dec. 27, 2009
Current liabilities
Accounts payable
Trade	$200,827	$216,721
Other	32,125	35,864
Accrued liabilities
Compensation	150,926	143,182
Interest	26,738	25,281
Other	217,278	201,711
Dividends payable	9,680	9,703
Income taxes	31,565	45,085
Deferred income	224,047	222,556

Total current liabilities	893,186	900,103

Income taxes	137,497	206,115
Long-term debt	2,352,242	3,061,951
Postretirement medical and life insurance liabilities	168,322	185,433
Pension liabilities	619,340	708,133
Other long-term liabilities	228,008	260,918

Total liabilities	4,398,595	5,322,653

Redeemable noncontrolling interest	84,176	78,304

Commitments and contingent liabilities (see Note 12)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	630,316	629,714
Retained earnings	6,874,641	6,324,586
Accumulated other comprehensive loss	(365,334)	(316,832)

	7,464,042	6,961,887

Less Treasury stock, 84,909,612 shares and 87,261,969 shares, respectively, at cost	(5,300,288)	(5,357,962)

Total Gannett Co., Inc. shareholders’ equity	2,163,754	1,603,925

Noncontrolling interests	170,319	143,550

Total equity	2,334,073	1,747,475

Total liabilities, redeemable noncontrolling interest and equity	$6,816,844	$7,148,432

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
In thousands of dollars, except per share amounts

Fiscal year ended	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Net operating revenues
Publishing advertising	$2,710,524	$2,888,034	$4,040,890
Publishing circulation	1,086,702	1,144,539	1,196,745
Digital	618,259	586,174	281,378
Broadcasting	769,580	631,085	772,533
All other	253,613	259,771	348,136

Total	5,438,678	5,509,603	6,639,682

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	2,980,465	3,230,176	3,915,549
Selling, general and administrative expenses, exclusive of depreciation	1,187,633	1,186,970	1,253,008
Depreciation	182,514	207,652	228,259
Amortization of intangible assets	31,362	32,983	31,211
Facility consolidation and asset impairment charges (see Notes 3 and 4)	57,009	132,904	7,939,563

Total	4,438,983	4,790,685	13,367,590

Operating income (loss)	999,695	718,918	(6,727,908)

Non-operating (expense) income
Equity income (losses) in unconsolidated investees, net (see Notes 3 and 6)	19,140	3,927	(374,925)
Interest expense	(172,986)	(175,745)	(190,839)
Other non-operating items	111	22,799	28,430

Total	(153,735)	(149,019)	(537,334)

Income (loss) before income taxes	845,960	569,899	(7,265,242)
Provision (benefit) for income taxes	244,013	191,328	(645,273)

Income (loss) from continuing operations	601,947	378,571	(6,619,969)

(Loss) income from the operation of discontinued operations, net of tax	(322)	3,790	(20,626)
Gain on disposal of newspaper businesses, net of tax	21,195	—	—

Net income (loss)	622,820	382,361	(6,640,595)

Net income attributable to noncontrolling interests	(34,619)	(27,091)	(6,970)

Net income (loss) attributable to Gannett Co., Inc.	$588,201	$355,270	$(6,647,565)

Income (loss) from continuing operations attributable to Gannett Co., Inc.	$567,328	$351,480	$(6,626,939)

(Loss) income from the operation of discontinued operations, net of tax	(322)	3,790	(20,626)
Gain on disposal of publishing businesses, net of tax	21,195	—	—

Net income (loss) attributable to Gannett Co., Inc.	$588,201	$355,270	$(6,647,565)

Earnings (loss) from continuing operations per share — basic	$2.38	$1.50	$(29.02)

Earnings from discontinued operations
Discontinued operations per share — basic	—	0.02	(0.09)
Gain on disposal of newspaper businesses per share — basic	0.09	—	—

Net income (loss) per share — basic	$2.47	$1.52	$(29.11)

Earnings (loss) from continuing operations per share — diluted	$2.35	$1.49	$(29.02)

Earnings from discontinued operations
Discontinued operations per share — diluted	—	0.02	(0.09)
Gain on disposal of newspaper businesses per share — diluted	0.08	—	—

Net income (loss) per share — diluted	$2.43	$1.51	$(29.11)

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands of dollars

Fiscal year ended	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Cash flows from operating activities
Net income (loss)	$622,820	$382,361	$(6,640,595)
Adjustments to reconcile net income (loss) to operating cash flows:
Debt exchange gain	—	(42,746)	—
Gain on sale of discontinued operations, net of tax	(21,195)	—	—
Depreciation	183,322	209,826	230,987
Amortization of intangible assets	31,362	32,983	31,211
Facility consolidation and asset impairment charges (see Notes 3 and 4)	57,009	160,939	7,976,418
Stock-based compensation — equity awards	32,707	25,373	22,646
Provision (benefit) for deferred income taxes	150,363	54,213	(801,988)
Pension (benefit) expense, net of pension contributions	(124,864)	(12,563)	(66,260)
Equity (income) loss in unconsolidated investees, net (see Notes 3 and 6)	(19,140)	(3,927)	374,925
Other, net, including gains on asset sales	(3,996)	14,668	(54,996)
Decrease in trade receivables	34,909	105,184	132,143
Decrease (increase) in other receivables	(5,182)	26,951	16,285
Decrease (increase) in inventories	(10,434)	56,768	(26,856)
Increase (decrease) in accounts payable	(15,199)	(66,765)	50,256
Increase (decrease) in interest and taxes payable	(98,270)	64,526	(165,700)
Increase (decrease) in deferred income	4,745	(50,300)	(24,375)
Change in other assets and liabilities, net	(46,073)	(90,911)	(38,756)

Net cash flow from operating activities	772,884	866,580	1,015,345

Cash flows from investing activities
Purchase of property, plant and equipment	(69,070)	(67,737)	(165,000)
Payments for acquisitions, net of cash acquired	(15,164)	(9,581)	(168,570)
Payments for investments	(10,984)	(9,674)	(46,779)
Proceeds from investments	45,478	20,461	29,049
Proceeds from sale of certain assets, including discontinued operations	112,706	31,908	78,541

Net cash provided by (used for) investing activities	62,966	(34,623)	(272,759)

Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit facilities	(1,160,000)	(526,000)	1,907,000
Proceeds from issuance of long-term debt	493,743	492,618	280,000
Payments of unsecured promissory notes	—	—	(833,876)
Payments of unsecured fixed rate notes and other indebtedness	(50,000)	(680,505)	(1,628,458)
Dividends paid	(38,216)	(119,328)	(366,748)
Cost of common shares repurchased	—	—	(72,764)
Proceeds from issuance of common stock upon exercise of stock options	3,214	402	—
Distributions to noncontrolling interest shareholders	—	—	(200)

Net cash used for financing activities	(751,259)	(832,813)	(715,046)

Effect of currency exchange rate change	(372)	702	(5,840)

Increase (decrease) in cash and cash equivalents	84,219	(154)	21,700
Balance of cash and cash equivalents at beginning of year	98,795	98,949	77,249

Balance of cash and cash equivalents at end of year	$183,014	$98,795	$98,949

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY
In thousands of dollars

	Gannett Co., Inc. Shareholders’ Equity
Fiscal years ended	Common			Accumulated
December 28, 2008,	stock	Additional		other
December 27, 2009,	$1 par	paid-in	Retained	comprehensive	Treasury	Noncontrolling
and December 26, 2010	value	capital	earnings	income (loss)	stock	Interests	Total
Balance: Dec. 30, 2007	$324,419	$721,205	$13,019,143	$430,891	$(5,478,499)	$340	$9,017,499

Net income (loss), 2008			(6,647,565)			6,970	(6,640,595)
Redeemable noncontrolling interest accretion						(1,736)	(1,736)
Foreign currency translation adjustment				(421,845)			(421,845)
Interest rate swap				3,445			3,445
Pension and other postretirement benefit liability adjustment, net of tax benefit of $315,832				(481,743)			(481,743)
Other						1,330	1,330

Total comprehensive loss							(7,541,144)

Dividends declared, 2008:
$1.60 per share			(364,825)				(364,825)
Acquisitions						111,902	111,902
Treasury stock acquired					(72,764)		(72,764)
Stock option and restricted stock compensation		22,646					22,646
Other treasury stock activity		(652)			2,026		1,374

Balance: Dec. 28, 2008	$324,419	$743,199	$6,006,753	$(469,252)	$(5,549,237)	$118,806	$1,174,688

Net income, 2009			355,270			27,091	382,361
Redeemable noncontrolling interest accretion						(5,463)	(5,463)
Foreign currency translation adjustment				60,934			60,934
Interest rate swap				5,075			5,075
Pension and other postretirement benefit liability adjustment, net of tax provision of $74,051				84,355			84,355
Other				2,056		3,116	5,172

Total comprehensive income							532,434

Dividends declared, 2009:
$0.16 per share			(37,437)				(37,437)
Stock options exercised		(678)			986		308
Stock option and restricted stock compensation		25,373					25,373
401(k) match		(139,919)			185,444		45,525
Tax benefit derived from stock awards settled		94					94
Other treasury stock activity		1,645			4,845		6,490

Balance: Dec. 27, 2009	$324,419	$629,714	$6,324,586	$(316,832)	$(5,357,962)	$143,550	$1,747,475

Net income, 2010			588,201			34,619	622,820
Redeemable noncontrolling interest accretion						(5,872)	(5,872)
Foreign currency translation adjustment				(21,527)			(21,527)
Pension and other postretirement benefit liability adjustment, net of tax benefit of $17,606				(27,280)			(27,280)
Other				305		(2,793)	(2,488)

Total comprehensive income							565,653

Dividends declared, 2010:
$0.16 per share			(38,146)				(38,146)
Acquisitions/dispositions						815	815
Stock options exercised		(6,153)			8,131		1,978
Stock option and restricted stock compensation		32,707					32,707
401(k) match		(22,227)			45,094		22,867
Tax benefit derived from stock awards settled		1,236					1,236
Other treasury stock activity		(4,961)			4,449		(512)

Balance: Dec. 26, 2010	$324,419	$630,316	$6,874,641	$(365,334)	$(5,300,288)	$170,319	$2,334,073

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
Summary of significant accounting policies
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2010 fiscal year ended on Dec. 26, 2010, and encompassed a 52-week period. The company’s 2009 and 2008 fiscal years also encompassed 52-week periods.
Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in “Equity income (losses) in unconsolidated investees, net” in the Consolidated Statements of Income (Loss).
Segment presentation: In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star and Planet Discover. Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Consolidated Statements of Income (Loss). “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
The digital segment and the digital revenues line do not include online/digital revenues generated by web sites that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing advertising revenues and broadcasting revenues in the Consolidated Statements of Income (Loss).
Noncontrolling interests presentation: Noncontrolling interests is presented as a component of equity on the Consolidated Balance Sheet. This balance primarily relates to the noncontrolling owners of CareerBuilder, LLC (CareerBuilder). Redeemable non-controlling interest in the mezzanine section of the balance sheet represents redeemable stock held by a noncontrolling owner in CareerBuilder. The redeemable stock is exercisable within 30 days after Jan. 1, 2014. Net income (loss) in the Consolidated Statements of Income (Loss) reflects 100 percent of CareerBuilder results as the company holds the controlling interest. Net income (loss) is subsequently adjusted to remove the noncontrolling interest to arrive at Net income (loss) attributable to Gannett Co., Inc.
Reclassification of certain items within the Consolidated Statements of Cash Flows: Certain amounts in the Consolidated Statements of Cash Flows in prior years have been reclassified to conform to current year presentation.
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
Through May 2009, the company also published the Tucson Citizen through the Tucson joint operating agency in which the company held a 50% interest. Because of challenges facing the publishing industry and the difficult economy, particularly in the Tucson area, the company ceased publishing the Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the joint operating agency which provides services to the remaining non-Gannett newspaper in Tucson. The company’s share of results for its share of Tucson operations are accounted for under the equity method, and are reported as a net amount in “Equity income (losses) in unconsolidated investees, net.”
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
Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, three to 30 years. Changes in the estimated useful life of an asset, which could happen as a result of facility consolidations, can affect depreciation expense and net income (loss). Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.
Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. In accordance with the impairment testing provisions included in ASC Topic 350, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company’s annual measurement date is the end of its fiscal year. The company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. In determining the reporting units, the company considers the way it manages its businesses and the nature of those businesses. The company has established its reporting units for publishing at or one level below the segment level. These reporting units therefore consist principally of U.S. Community Publishing, the USA TODAY group, the U.K. newspaper group, and certain individual stand-alone publishing businesses. For Digital, the reporting units are the stand-alone digital businesses. For Broadcasting, goodwill is accounted for at the segment level.
The company performs an impairment test annually, or more often if circumstances dictate, of its indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives and are evaluated for impairment in accordance with ASC Topic 350 as described above.
Investments and other assets: Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 26, 2010, and Dec. 27, 2009, such investments aggregated approximately $16 million.
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
Revenue recognition: The company’s revenues include amounts charged to customers for: space purchased in the company’s newspapers, digital ads placed on its web sites, digital marketing service agreement fees, commercial printing jobs, and advertising broadcast on the company’s television stations. Newspaper revenues also include circulation revenues for newspapers purchased by readers or distributors, reduced by the amount of discounts taken. Broadcast revenues include revenues from the retransmission of the company’s television signals on satellite and cable networks. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on web sites or broadcast. Revenues for digital marketing services are generally recognized as web site ad impressions are delivered. Commercial printing revenues are recognized when the job is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Broadcasting retransmission fees are recognized over the contract period based on a negotiated fee per subscriber.

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
Loss contingencies: The company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. The company determines whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. The company accrues for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, the company will disclose the potential range of the loss, if material and estimable.
New accounting pronouncement: In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. The new guidance applies prospectively to agreements entered after 2010. The company is currently assessing the impact of adoption of this pronouncement.
NOTE 2
Acquisitions, investments and dispositions
2010: In March 2010, CareerBuilder expanded its reach in the U.K. when it purchased CareerSite.biz, parent of three successful career-related operations there. Founded in 2001, CareerSite.biz operates two online recruitment niche sites focusing on nursing and rail workers as well as successful virtual career fair business.
In October 2010, the company purchased a minority stake in Ongo Inc. Ongo is a personal news service that gives consumers a fundamentally new way to read, discover and share digital news and information.
In the second quarter of 2010, the company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. In connection with these transactions, the company recorded a net after tax gain of $21.2 million in discontinued operations. Income from continuing operations for all periods presented exclude operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to these discontinued operations are as follows:
In thousands of dollars

	2010	2009	2008
Revenues	$32,710	$103,390	$127,968
Pretax (loss)/income	(758)	6,262	(33,753)
Net (loss)/income	(322)	3,790	(20,626)
Gains (after tax)	21,195	—	—
Total cash paid in 2010 for business acquisitions and investments was $15.2 million and $11.0 million, respectively.
In early January 2011, the company also announced the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Reviewed.com’s operation will be integrated with USA TODAY as part of USA TODAY’s consumer media strategy.
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

2008: On Dec. 31, 2007, the first day of the company’s 2008 fiscal year, the company purchased X.com, Inc. (BNQT.com), which operates a digital media group of affiliated sites covering eight different action sports including surfing, snowboarding and skateboarding. BNQT.com is affiliated with the USA TODAY Sports Media Group.
In February 2008, the company formed QuadrantONE, a new digital ad sales network, with three other large media companies.
In March 2008, the company purchased a minority stake in Fantasy Sports Ventures (FSV). FSV, also known as Big Lead Sports, owns a set of fantasy sports content sites and manages advertising across a group of affiliated sites.
In May 2008, the company purchased a minority stake in Cozi Group Inc. (COZI). COZI is a free web service that helps families manage busy schedules, stay in communication and share memories.
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
In July 2008, the company purchased a minority stake in Livestream, a company that provides Internet broadcasting services. Also in July 2008, the company increased its investment in 4INFO, maintaining its approximate ownership interest.
In August 2008, the company purchased Pearls Review, Inc., an online nursing certification and continuing education review site, which is operated with Gannett Healthcare Group.
In September 2008, the company acquired an additional 10% stake in CareerBuilder from Tribune Company increasing its investment to 50.8% so that it became the majority and controlling owner.
The total cash paid in 2008 for business acquisitions was $168.6 million and for investments was $46.8 million.
NOTE 3
Facility consolidation and asset impairment charges
Difficult business conditions required the company to perform impairment tests on certain assets including goodwill, other intangible assets, other long-lived assets and investments accounted for under the equity method during 2010, 2009 and 2008. As a result, the company recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets sold in 2009 to fair value less costs to sell.
A summary of these charges by year is presented below:
In millions except per share amounts

	2010
	Pre-Tax	After-Tax	Per Share
	Amount	Amount(a)	Amount(a)
Asset impairment and other charges
Goodwill:
Digital	$11	$11	$0.04

Total goodwill	11	11	0.04

Other intangible assets:
Publishing	17	12	0.05
Digital	2	1	—

Total other intangible assets	19	13	0.06

Property, plant and equipment:
Publishing	15	9	0.04
Broadcasting	4	2	0.01

Total property, plant and equipment	19	12	0.05

Other:
Publishing	3	2	0.01
Broadcasting	5	3	0.01

Total other	8	5	0.02

Total asset impairment and other charges-operations	$57	$41	$0.17

Non-operating charges:
Equity method investments	3	2	0.01

Total charges	$60	$43	$0.18

(a)	Total amounts may not sum due to rounding.
In millions except per share amounts

	2009
	Pre-Tax	After-Tax	Per Share
	Amount	Amount(a)	Amount
Asset impairment and other charges
Goodwill:
Publishing	$17	$10	$0.04
Digital	16	16	0.07

Total goodwill	33	26	0.11

Other intangible assets:
Digital	9	5	0.02

Total other intangible assets	9	5	0.02

Property, plant and equipment:
Publishing	76	47	0.20
Broadcasting	3	2	0.01

Total property, plant and equipment	79	50	0.21

Other:
Publishing	7	4	0.02
Broadcasting	5	3	0.01

Total other	12	7	0.03

Total asset impairment and other charges-operations	$133	$88	$0.37

Non-operating charges:
Publishing assets sold	28	24	0.10
Equity method investments	9	7	0.03

Total charges	$170	$119	$0.50

(a)	Total amounts may not sum due to rounding.

In millions except per share amounts

	2008
	Pre-Tax	After-Tax	Per Share
	Amount(a)	Amount(a)	Amount(a)
Asset impairment and other charges
Goodwill:
Publishing	$7,448	$6,812	$29.83
Digital	10	6	0.03

Total goodwill	7,458	6,818	29.86

Other intangible assets — principally mastheads:
Publishing	232	150	0.66
Digital	2	1	—

Total other intangible assets	233	151	0.66

Property, plant and equipment:
Publishing	218	137	0.60
Broadcasting	2	1	—
Corporate	1	1	—

Total property, plant and equipment	221	138	0.61

Other:
Publishing	17	11	0.05
Digital	3	2	0.01
Broadcasting	7	4	0.02

Total other	27	17	0.08

Total asset impairment and other charges-operations	$7,940	$7,124	$31.20

Non-operating charges:
Newspaper publishing partnerships and other equity method investments	382	251	1.10
Noncontrolling interests reduction	(4)	(3)	(0.01)

Total charges	$8,317	$7,372	$32.29

(a)	Total amounts may not sum due to rounding.
2010: The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic of ASC Topic 350. Because of difficult business conditions, testing for one reporting unit was updated during the third quarter of 2010 and for all reporting units on Dec. 26, 2010, in connection with the required annual impairment test of goodwill and indefinite lived intangibles. For one of the stand-alone businesses in the digital segment, a potential impairment was indicated. The fair value of the reporting unit was determined based on a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within the reporting unit. The implied value of goodwill was less than the carrying value by $11 million and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was non-deductible as it arose from a stock purchase transaction. Therefore, the after-tax effect of the goodwill impairment was $11 million or $.04 per share.
The impairment charge of $19 million for other intangible assets, principally a masthead, was required because revenue results from the underlying business have softened from what was expected at the time these assets were last valued. Fair value was determined using a relief-from-royalty method. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350. Deferred tax benefits have been recognized for these intangible assets impairment charges and therefore the total after-tax impact was $13 million or $.06 per share.
The carrying values of property, plant and equipment at certain publishing and broadcasting businesses were evaluated in 2010 due to facility consolidation efforts and changes in expected useful lives. The company revised the useful lives of certain assets, which were taken out of service or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the company recorded pre-tax charges of $19 million in 2010. Deferred tax benefits were recognized for these charges and the after-tax impact was $12 million or $.05 per share.
The $8 million of charges in the “Other” category include shut down costs as well as the impairment of certain broadcast programming assets. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $5 million or $.02 per share.
In 2010, the carrying value of an investment for which the company owns a noncontrolling interest was written down to fair value because the business underlying the investment had experienced significant and sustained operating losses, leading the company to conclude that it was other than temporarily impaired. The investment carrying value adjustment totaled $3 million pre-tax and $2 million on an after-tax basis, or $.01 per share.
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
The impairment charge of $9 million for other intangible assets, principally customer relationships and a trade name, was required because revenue results from the underlying business have softened from what was expected at the time these assets were last valued. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the total after-tax impact was $5 million or $.02 per share.
The carrying values of property, plant and equipment at certain publishing and broadcasting businesses were evaluated in 2009 due to facility consolidation efforts, changes in expected useful lives and softening business conditions. The recoverability of these assets was measured in accordance with the requirements included within ASC Topic 360. This process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset carrying value exceeded fair value. Asset group fair values were determined using the discounted cash flow technique. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the company revised the useful lives of certain assets, which were taken out of service during the year or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements of ASC Topic 360, the company recorded charges of $79 million in 2009. Deferred tax benefits were recognized for these charges and the 2009 after-tax impact was $50 million or $.21 per share.
The $12 million of charges in the “Other” category include shut down costs as well as the impairment of certain broadcast programming assets. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $7 million or $.03 per share.
In the second quarter of 2009, in accordance with ASC Topic 360, the company recorded an impairment charge to reduce the value of certain publishing assets sold to fair value less costs to sell. Fair value was determined using a discounted cash flow technique that included the cash flows associated with the disposition. This impairment charge was $28 million pre-tax and $24 million after-tax, or $.10 per share. The charge is reflected in “Other non-operating items” in the Consolidated Statements of Income.
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
In the fourth quarter of 2008, the company also recognized an impairment charge for its U.S. Community Publishing reporting unit of approximately $4.4 billion. This reporting unit was then comprised of 82 individual publishing operations which had been acquired at various times over the past several decades.
The goodwill impairment charges for other stand-alone business reporting units totaled $408 million in the fourth quarter.
The impairment charge of $233 million for other intangible assets was required because revenue results from the underlying businesses had softened from what was expected at the time they were purchased and the assets initially valued. In accordance with the requirements included within ASC Topic 350, the carrying values of impaired indefinite-lived intangible assets, principally mastheads, were reduced to fair value. Fair value was determined using a relief-from-royalty method. The carrying values of certain definite-lived intangible assets, principally customer relationships, were reduced to fair value in accordance with the requirements included within ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the after-tax impact was $151 million or $.66 per share.
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
The related impairment loss was measured based on the amount by which asset carrying value exceeded fair value. Asset fair values were determined using discounted cash flow or multiple of earnings techniques. Certain asset fair values were based on estimates of prices for similar assets. In addition, as required by ASC Topic 360, the company revised the useful lives of certain assets, which were taken out of service during the year or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over their shortened useful life. As a result of the application of the requirements within ASC Topic 360, the company recorded charges of $221 million. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $138 million or $.61 per diluted share.
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
For certain of the company’s newspaper publishing partnership investments, and for certain other investments in which the company owns a minority equity interest, carrying values were written down to fair value because the businesses underlying the investments had experienced significant and sustained declines in operating performance, leading the company to conclude that they were other than temporarily impaired. The adjustment of newspaper publishing partnership carrying values comprise the majority of these investment charges, and these were driven by many of the same factors affecting the company’s wholly owned publishing businesses. Fair values were determined using a multiple of earnings or a multiple of revenues technique. These investment carrying value adjustments were $382 million pre-tax and $251 million on an after-tax basis, or $1.10 per diluted share. The pre-tax impairment charges for these investments are reflected as “Equity income (losses) in unconsolidated investees, net” in the Statement of Income (Loss).
NOTE 4
Goodwill and other intangible assets
ASC Topic 350 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the requirements included within ASC Topic 350.
As discussed in Note 3, the company performed interim and year-end impairment tests on its goodwill and other intangible assets during 2010 and, as a result, recorded non-cash impairment charges totaling $30 million. The charges in 2010 included goodwill and other intangibles for the Digital segment of $11 million and $2 million, respectively, and $17 million for other intangibles for the Publishing segment (for a publication masthead in the U.K.).
During 2009, the company recorded non-cash impairment charges totaling $42 million. The charges in 2009 included goodwill and other intangibles for the Digital segment of $16 million and $9 million, respectively, and $17 million for goodwill for the Publishing segment.
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 26, 2010, and Dec. 27, 2009.
In thousands of dollars

		Accumulated
	Gross	Amortization	Net
Dec. 26, 2010
Goodwill	$2,836,960	$—	$2,836,960
Indefinite-lived intangibles:
Mastheads and trade names	92,673	—	92,673
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	311,646	166,068	145,578
Other	56,628	31,386	25,242

Total	$3,553,211	$197,454	$3,355,757

Dec. 27, 2009
Goodwill	$2,854,247	$—	$2,854,247
Indefinite-lived intangibles:
Mastheads and trade names	110,319	—	110,319
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	311,840	141,902	169,938
Other	58,329	28,280	30,049

Total	$3,590,039	$170,182	$3,419,857

Amortization expense was approximately $31.4 million in 2010 and $33.0 million in 2009. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include internally developed technology, patents and amortizable trade names and were assigned lives of between three and 21 years and are amortized on a straight-line basis.
Annual amortization expense relating to the amortizable intangibles is expected to be approximately $31 million in 2011 and gradually decline to $19 million in 2015 assuming no acquisitions or dispositions.

The following table shows the changes in the carrying amount of goodwill during 2010 and 2009.
In thousands of dollars

	Publishing	Digital	Broadcasting	Total
Goodwill
Gross balance at Dec. 28, 2008	$7,473,542	$670,593	$1,617,967	$9,762,102
Accumulated impairment losses	(6,879,214)	(10,000)	—	(6,889,214)

Net balance at Dec. 28, 2008	$594,328	$660,593	$1,617,967	$2,872,888

Acquisitions & adjustments	1,534	(1,735)	—	(201)
Impairment	(17,000)	(16,000)	—	(33,000)
Dispositions	(6,039)	—	—	(6,039)
Foreign currency exchange rate changes	18,019	2,118	462	20,599

Balance at Dec. 27, 2009	$590,842	$644,976	$1,618,429	$2,854,247

Gross balance at Dec. 27, 2009	7,692,437	670,976	1,618,429	9,981,842
Accumulated impairment losses	(7,101,595)	(26,000)	—	(7,127,595)

Net balance at Dec. 27, 2009	$590,842	$644,976	$1,618,429	$2,854,247

Acquisitions & adjustments	1,476	10,072	—	11,548
Impairment	—	(10,603)	—	(10,603)
Dispositions	(5,927)	—	—	(5,927)
Foreign currency exchange rate changes	(6,918)	(5,521)	134	(12,305)

Balance at Dec. 26, 2010	$579,473	$638,924	$1,618,563	$2,836,960

Gross balance at Dec. 26, 2010	7,599,030	675,527	1,618,563	9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)

Net balance at Dec. 26, 2010	$579,473	$638,924	$1,618,563	$2,836,960

NOTE 5
Consolidated statements of cash flows
Cash paid in 2010, 2009 and 2008 for income taxes and for interest (net of amounts capitalized) was as follows:
In thousands of dollars

	2010	2009	2008
Income taxes	$195,253	$78,856	$306,074
Interest	$171,537	$177,899	$188,385
Interest in the amount of $477,000, $216,000 and $458,000 was capitalized in 2010, 2009 and 2008, respectively.
NOTE 6
Investments
The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Ponderay Newsprint Company	13.50%
California Newspapers Partnership	19.49%
ShermansTravel	19.67%
Cozi	19.90%
Classified Ventures	23.60%
QuadrantONE	25.00%
4INFO	27.51%
Livestream	28.15%
Fantasy Sports Ventures	31.35%
Homefinder.com	33.33%
Topix	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
Detroit Weekend Direct	50.00%
Tucson Newspaper Partnership	50.00%
The aggregate carrying value of equity investments at Dec. 26, 2010, was $161 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments. The aggregate amount of pretax earnings (losses) recorded by the company for its investments accounted for under the equity method was $19.1 million, $3.9 million, and $(374.9) million for 2010, 2009, and 2008, respectively.
The company’s net equity income in unconsolidated investees for 2010 and 2009 included $3 million and $9 million, respectively, of impairment charges related to certain digital business investments. The 2008 equity loss amount is inclusive of non-cash impairment charges of $382 million primarily related to the carrying value of California Newspapers Partnership and Texas-New Mexico Newspapers Partnership.
The company also recorded revenue related to CareerBuilder (fully consolidated since Sept. 1, 2008) and Classified Ventures products for online advertisements placed on its newspaper publishing affiliated web sites. Such amounts totaled approximately $142 million for 2010, $135 million for 2009 and $186 million for 2008. These revenues are recorded within Publishing segment advertising revenue.

NOTE 7
Long-term debt
The long-term debt of the company is summarized below:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,196	$432,648
Unsecured floating rate term loan due July 2011	180,000	230,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,397	306,260
Borrowings under revolving credit agreements expiring September 2014	221,000	1,381,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	246,924	246,304
Unsecured notes bearing fixed rate interest at 10% due June 2015	58,007	56,684
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,535	—
Unsecured notes bearing fixed rate interest at 10% due April 2016	165,950	162,531
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,830	246,524
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,403	—

Total long-term debt	$2,352,242	$3,061,951

Total average debt outstanding in 2010 and 2009 was $2.7 billion and $3.6 billion, respectively. The weighted average interest rate on all debt was 6.0% for 2010 and 4.5% for 2009.
During 2010 and 2009, the company completed a series of financing transactions which significantly improved its debt maturity profile.
In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 — 103.563%, 2015 — 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.
In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion.
In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.125%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. On or after November 15, 2013, the 2017 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2017 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on November 15 of the following years: 2013 — 104.688%, 2014 — 102.344% and 2015 and thereafter 100.000%. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.
In May 2009, the company completed a private exchange offer related to its 5.75% fixed rate notes due June 2011 and its 6.375% fixed rate notes due April 2012. The company exchanged approximately $67 million in principal amount of its 2011 notes for approximately $67 million principal amount of new 10% senior notes due 2015, and approximately $193 million in principal amount of its 2012 notes for approximately $193 million principal amount of new 10% senior notes due 2016.
In connection with the May 2009 exchange transactions and in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt,” the company recorded a gain of approximately $42.7 million which was classified in “Other non-operating items” in the Statement of Income (Loss) for the second quarter of 2009. This gain resulted from recording the notes at fair value as of the time of the exchange and extinguishing the old notes at their historical book values. Fair value of the notes was based on their trading prices on and shortly after the exchange date. The discount created by recording the notes at fair value instead of face value is being amortized over the term of the notes to interest expense.
The notes issued during 2010 and 2009 with maturity dates in 2014 and thereafter were made available in private offerings that were exempt from the registration requirements of the Securities Act of 1933 (Securities Act). These notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit and term loan agreements discussed more fully below.
The company’s three revolving credit agreements and its term loan agreement require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 26, 2010, the senior leverage ratio was 1.97x.
Until March 15, 2012, commitment fees for the revolving credit facilities may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. After March 15, 2012, commitment fees will equal 0.50% of the undrawn commitments. In addition, the company pays a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranges from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts. At the current leverage ratio, the additional fee is 25 basis points for both the drawn and undrawn amounts. No extension fees are payable after March 15, 2012.

Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Until March 15, 2012, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. Under the term loan agreement, the applicable margin varies from 1.25% to 2.25%. At its current ratings the company will pay an applicable margin of 2.25% under each of the revolving credit agreements and the term loan agreement. After March 15, 2012, the applicable margin will be determined based on the company’s leverage ratio.
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
In September 2009, the company further amended the terms of its three revolving credit agreements and its term loan agreement to provide for the issuance of up to $500 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan. In addition, the company also amended one of the credit agreements to permit it to obtain up to $100 million of letters of credit from the lenders, which would count toward their commitments.
On Aug. 21, 2009, Moody’s confirmed the company’s Ba1 corporate family rating and its Ba2 senior unsecured note rating. In addition, Moody’s rated the company’s bank debt, which includes its revolving credit agreements and term loan, Baa3. The Baa3 rating also applies to most of the company’s long-term debt which has the same subsidiary guarantees as the bank debt. The company’s debt is rated BB by Standard and Poor’s.
In August 2010, the company further amended the terms of its three revolving credit agreements and its term loan agreement to allow for the issuance of up to $750 million of additional long-term debt carrying the same guarantees put in place for the revolving credit agreements and term loan.
As of Dec. 26, 2010, the company had $221 million of borrowings under its revolving credit facilities. The maximum amount outstanding at the end of any period during 2010 and 2009 was $1.3 billion and $2.5 billion, respectively. The daily average outstanding balance of the revolving credit facilities during 2010 and 2009 was $852 million and $2.0 billion, respectively. The weighted average interest rate for 2010 and 2009 was 2.6% and 3.1%, respectively.
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
In December 2008, the company launched a tender offer to purchase any and all of its outstanding floating rate notes due in May 2009 at a purchase price of $950 per $1,000 in principal amount plus accrued and unpaid interest. In response to the offer, $98.4 million in aggregate principal amount of notes, representing approximately 13.5 percent of the then outstanding notes, were purchased at this price in December 2008. Prior to the tender offer, the company had repurchased $19.4 million in principal amount of the floating rate notes in a privately negotiated transaction. In connection with these transactions, the company recorded a gain of approximately $4 million which was classified in “Other non-operating items” in the Statement of Income (Loss). This gain was net of $1.7 million in losses reclassified from accumulated other comprehensive income (loss) related to the interest rate swap agreements.
In July 2008, the company received proceeds of $280 million from borrowings under a new term loan agreement with certain bank lenders. The term loan is payable in full on July 14, 2011. The loan carries interest at a floating rate and may be prepaid at any time without penalty. The company prepaid $50 million of this loan in each of October 2010 and October 2009 reducing the balance to $180 million.
During part of 2008, the company utilized commercial paper as a source of financing. The maximum amount of such commercial paper outstanding at the end of any period during 2008 was $2.0 billion. The daily average outstanding balance of promissory notes was $883 million during 2008. The weighted average interest rate on such notes was 3.5% for 2008. In June 2008, the company repaid $500 million in unsecured notes bearing interest at 4.125% with proceeds from borrowings in the commercial paper market. Beginning September 2008, liquidity in the commercial paper market was highly constrained and the company elected to borrow under its revolving credit agreements to repay commercial paper outstanding as it matured.
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
In thousands of dollars

2011 (1)	$—
2012	306,397
2013	—
2014 (2)	1,081,120
2015	305,542
2016	165,950
2017	246,830
2018	246,403

Total	$2,352,242

(1)	Notes and term loan due of $613 million are assumed to be repaid with funds from revolving credit agreements.

(2)	Notes due of $247 million plus $834 million as deemed as due under the revolving credit agreements.
Notwithstanding the assumptions used in the table above, the company’s debt maturities might be repaid with cash flow from operating activities and with the possible benefit of a further extension of the company’s revolving credit agreements or a combination of both.
The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.5 billion and $2.9 billion at Dec. 26, 2010 and Dec. 27, 2009, respectively.
NOTE 8
Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). As described more fully below, substantially all participants had their benefits under this plan frozen effective Aug. 1, 2008. Prior to this, benefits under the GRP were generally based on years of service and final average pay.
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
As a result of the amendments to freeze most benefit accruals in the GRP and the SERP, the company recognized a net pre-tax pension curtailment gain of $46.5 million in 2008 in accordance with the Defined Benefit Plans-Pension subtopic of ASC Topic 715, “Compensation-Retirement Benefits.”
In 2009, the company reached an agreement with one of its unions for a complete withdrawal from the union’s underfunded pension plan and release from any future obligations with respect thereto. Under the agreement, the company made settlement payments of $7.3 million in May 2009 and $7.7 million in May 2010. As a result of this agreement, the company recognized a pre-tax settlement gain of $39.8 million in 2009.
In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close its Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expense and funding volatility and was part of a package of measures to address the plan’s deficit. The company recognized a pre-tax curtailment gain of $3.3 million in connection with this closure.
The company’s pension costs, which include costs for its qualified, non-qualified and union plans, are presented in the following table:
In thousands of dollars

	2010	2009	2008
Service cost — benefits earned during the period	$14,829	$14,439	$64,563
Interest cost on benefit obligation	176,738	178,646	207,758
Expected return on plan assets	(191,614)	(171,472)	(266,079)
Amortization of prior service costs/(credit)	6,731	1,641	(9,682)
Amortization of actuarial loss	46,870	48,541	23,465

Pension expense (benefit) for company-sponsored retirement plans	53,554	71,795	20,025
Curtailment gains	(3,840)	—	(46,463)
Settlement and special termination benefit charge/(credit)	—	(39,159)	4,168
Union and other pension cost	3,990	5,146	5,002

Total pension cost (benefit)	$53,704	$37,782	$(17,268)

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Change in benefit obligations
Benefit obligations at beginning of year	$3,088,364	$3,060,287
Service cost	14,829	14,439
Interest cost	176,738	178,646
Plan participants’ contributions	7,595	11,497
Actuarial loss	189,382	172,717
Foreign currency translation	(24,259)	51,823
Gross benefits paid	(218,362)	(275,575)
Curtailments	(16,410)	—
Settlement	—	(125,470)
Benefit obligations at end of year	$3,217,877	$3,088,364
Change in plan assets
Fair value of plan assets at beginning of year	$2,375,767	$2,168,559
Actual return on plan assets	269,263	427,299
Plan participants’ contributions	7,595	11,497
Employer contributions	174,578	45,199
Gross benefits paid	(218,362)	(275,575)
Settlements	—	(46,968)
Foreign currency translation	(20,113)	45,756
Fair value of plan assets at end of year	$2,588,728	$2,375,767

Funded status at end of year	$(629,149)	$(712,597)

Amounts recognized in Consolidated Balance Sheets
Long-term other assets	$4,140	$7,682
Accrued benefit cost — current	$(13,949)	$(12,146)
Accrued benefit cost — long-term	$(619,340)	$(708,133)
The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 26, 2010, is as follows:
In thousands of dollars

	Fair Value of	Benefit	Funded
	Plan Assets	Obligation	Status
GRP	$1,926,834	$2,272,349	$(345,515)
SERP	—	195,326	(195,326)
Newsquest	588,105	679,284	(91,179)
All other	73,789	70,918	2,871

Total	$2,588,728	$3,217,877	$(629,149)

The accumulated benefit obligation for all defined benefit pension plans was $3.19 billion and $3.07 billion at Dec. 26, 2010 and Dec. 27, 2009, respectively.
Net actuarial losses recognized in accumulated other comprehensive loss were $1.17 billion in 2010 and $1.13 billion in 2009. Prior service cost recognized in accumulated other comprehensive loss was $75.3 million in 2010 and $78.1 million in 2009.
The actuarial loss and prior service cost amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $36.5 million and $7.5 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2010 consist of the following:
In thousands of dollars

Current year actuarial loss	$(111,732)
Current year actuarial gain due to curtailment	16,410
Prior service credit recognized in curtailment	(583)
Amortization of actuarial loss	46,870
Amortization of prior service costs	6,731
Currency gain	5,531

Total	$(36,773)

Pension costs: The following assumptions were used to determine net pension costs:

	2010	2009	2008
Discount rate	5.88%	6.26%	6.23%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	2.88%	2.54%	4.00%
The expected return on asset assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 26, 2010	Dec. 27, 2009
Discount rate	5.49%	5.90%
Rate of compensation increase	2.95%	2.69%
The following table presents information for those company retirement plans for which accumulated benefits exceed assets:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Accumulated benefit obligation	$3,123,535	$3,017,124
Fair value of plan assets	$2,514,939	$2,307,328
The following table presents information for those company retirement plans for which the projected benefit obligation exceeds assets:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Projected benefit obligation	$3,148,228	$3,027,606
Fair value of plan assets	$2,514,939	$2,307,328
During 2010, the company made voluntary contributions of $130 million to the GRP. The company contributed $26.6 million to the U.K. retirement plan in 2010 and $21.2 million in 2009. For 2011, the company expects to contribute less than $45 million to the GRP, depending on final actuarial valuation results, and $18.5 million to the U.K. retirement plan.

Plan assets: The fair value of plan assets was approximately $2.6 billion and $2.4 billion at the end of 2010 and 2009, respectively. The expected long-term rate of return on these assets was 8.75% for 2010, 2009 and 2008. The asset allocation for company-sponsored pension plans at the end of 2010 and 2009, and target allocations for 2011, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2011	2010	2009
Equity securities	59%	47%	43%
Debt securities	30	47	50
Other	11	6	7

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return (loss) on its Gannett Retirement Plan assets was 14.0% for 2010, 25.6% for 2009 and (25.6)% for 2008. The negative return for 2008 reflects the global economic crisis and sharp decline in equity share values.
Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $19 million and $18 million at the end of 2010 and 2009, respectively. The plan received dividends of approximately $199,000 on these shares in 2010.
Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:
In thousands of dollars

2011	$204,879
2012	$208,472
2013	$210,861
2014	$215,144
2015	$217,409
2016-2020	$1,106,088
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
Postretirement benefit cost for health care and life insurance included the following components:
In thousands of dollars

	2010	2009	2008
Service cost — benefits earned during the period	$713	$1,405	$1,634
Interest cost on net benefit obligation	10,606	13,339	14,013
Amortization of prior service credit	(19,377)	(15,689)	(15,560)
Amortization of actuarial loss	4,949	4,695	4,752

Net periodic postretirement (benefit) cost	$(3,109)	$3,750	$4,839

Special termination benefit charge	$—	$—	$1,307

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Change in benefit obligations
Net benefit obligations at beginning of year	$208,213	$244,190
Service cost	713	1,405
Interest cost	10,606	13,339
Plan participants’ contributions	11,708	10,429
Plan amendments	(677)	(19,853)
Actuarial gain	(6,121)	(7,799)
Gross benefits paid	(35,658)	(35,856)
Federal subsidy on benefits paid	2,498	2,358
Net benefit obligations at end of year	$191,282	$208,213
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	23,950	25,427
Plan participants’ contributions	11,708	10,429
Gross benefits paid	(35,658)	(35,856)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$191,282	$208,213

Accrued postretirement benefit cost:
Current	$22,960	$22,780
Noncurrent	$168,322	$185,433
Net actuarial losses recognized in accumulated other comprehensive loss were $33.7 million in 2010 and $44.3 million in 2009. Prior service credits recognized in accumulated other comprehensive loss were $63.6 million in 2010 and $82.3 million in 2009.

The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $4.5 million and $(19.5) million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for 2010 consist of the following:
In thousands of dollars

Current year actuarial gain	$5,637
Prior service credit change	677
Amortization of actuarial loss	4,949
Amortization of prior service credit	(19,377)

Total	$(8,114)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2010	2009	2008
Discount rate	5.80%	6.15%	6.13%
Health care cost trend on coverage	6.50%	7.00%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2014	2014
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 26, 2010	Dec. 27, 2009
Discount rate	5.30%	5.80%
Health care cost trend rate assumed for next year	6.50%	7.00%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2014	2014
A 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $8 million in the 2010 postretirement benefit obligation and a $0.5 million change in the aggregate service and interest components of the 2010 expense.
Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2011	$22,959	$2,508
2012	$20,967	$2,398
2013	$20,158	$2,359
2014	$19,825	$2,299
2015	$19,032	$2,217
2016-2020	$80,032	$9,639
The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.
NOTE 10
Income taxes
The provision (benefit) for income taxes on income from continuing operations consists of the following:
In thousands of dollars

2010	Current	Deferred	Total
Federal	$135,442	$129,829	$265,271
State and other	(51,252)	19,150	(32,102)
Foreign	9,460	1,384	10,844

Total	$93,650	$150,363	$244,013

In thousands of dollars

2009	Current	Deferred	Total
Federal	$90,374	$53,153	$143,527
State and other	23,846	9,920	33,766
Foreign	22,895	(8,860)	14,035

Total	$137,115	$54,213	$191,328

In thousands of dollars

2008	Current	Deferred	Total
Federal	$195,827	$(624,379)	$(428,552)
State and other	(25,519)	(150,798)	(176,317)
Foreign	(13,593)	(26,811)	(40,404)

Total	$156,715	$(801,988)	$(645,273)

The components of income (loss) from continuing operations attributable to Gannett Co., Inc. before income taxes consist of the following:
In thousands of dollars

	2010	2009	2008
Domestic	$729,485	$484,316	$(4,718,428)
Foreign	81,856	58,492	(2,553,784)

Total	$811,341	$542,808	$(7,272,212)

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

Fiscal year	2010	2009	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Asset impairments	0.6	1.4	(28.0)
State/other income taxes net of federal income tax	3.5	3.5	3.1
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(2.7)	(3.3)	(2.0)
Lapse of state statutes of limitations net of federal income tax	(7.2)	(0.7)	0.5
Other, net	0.9	(0.7)	0.3

Effective tax rate	30.1%	35.2%	8.9%

The benefit from the lapse of state statutes of limitations in 2010 is primarily the release of tax reserves and interest related to the sale of a business in a prior year.

Absent the effect of facility consolidation and asset impairment charges and workforce restructuring charges in 2010 and 2009, certain gains in 2009 and the special net tax benefit from the release of certain tax reserves due to the lapse of statutes of limitations for 2010, the company’s effective tax rate would have been 33.1% for 2010, 33.6% for 2009 and 28.7% for 2008.
In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2010.
Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $11.7 million for 2010, covering U.S. federal and state income taxes and representing an effective rate of 36%. Also included in discontinued operations for 2010 is a recognized gain of $21.2 million, which is net of tax. Taxes provided on the gains from the disposals totaled approximately $12.2 million for 2010, covering U.S. federal and state income taxes and represent an effective rate of 36.4%.
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2008, 2009 and 2010 are not significant.
Deferred tax liabilities and assets were composed of the following at the end of 2010 and 2009:
In thousands of dollars

	Dec. 26, 2010	Dec. 27, 2009
Liabilities
Accelerated depreciation	$309,477	$317,547
Accelerated amortization of deductible intangibles	59,709	6,547
Other	27,600	36,143

Total deferred tax liabilities	396,786	360,237

Assets
Accrued compensation costs	98,005	112,339
Pension	239,120	270,403
Postretirement medical and life	75,607	83,859
Federal tax benefits of uncertain state tax positions	46,856	73,736
Partnership investments including impairments	65,874	79,471
Other	62,963	62,366

Total deferred tax assets	588,425	682,174

Total net deferred tax assets	191,639	321,937

Net current deferred tax assets	21,254	19,577

Net long-term deferred tax assets	$170,385	$302,360

Included in total deferred tax assets are valuation allowances of approximately $44 million and $38 million in 2010 and 2009, respectively, primarily related to foreign tax credits available for carry forward to future years and to certain foreign losses.
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
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:
In thousands of dollars

Change in unrecognized tax benefits	Dec. 26, 2010	Dec. 27, 2009
Balance at beginning of year	$191,715	$182,025
Additions based on tax positions related to the current year	20,234	19,455
Additions for tax positions of prior years	24,015	14,462
Reductions for tax positions of prior years	(37,869)	(16,959)
Settlements	(3,307)	(3,140)
Reductions due to lapse of statutes of limitations	(41,257)	(4,128)

Balance at end of year	$153,531	$191,715

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $109 million as of Dec. 26, 2010, and $126 million as of Dec. 27, 2009. This amount includes the federal tax benefit of state tax deductions.
Included in the $154 million unrecognized tax benefit balance at Dec. 26, 2010, are $11 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense, and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. During 2010, the company recognized income from interest and the release of penalty reserves of $40 million. During 2009, the company recognized interest expense of $3 million. During 2008, the company recognized income from interest and the release of penalty reserves of $13 million. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $37 million and $74 million as of Dec. 26, 2010, and Dec. 27, 2009, respectively.
The 2005 through 2009 tax years remain subject to examination by the IRS. The IRS is examining the 2005 through 2008 U.S. income tax returns and the company believes it is likely that the examination of these returns will be completed in 2011. The 2005 through 2009 tax years generally remain subject to examination by state authorities, and the years 2003 through 2009 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $50 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
NOTE 11 — SHAREHOLDERS’ EQUITY
Capital stock and earnings per share
The company’s earnings (loss) per share (basic and diluted) for 2010, 2009 and 2008 are presented below:
In thousands, except per share amounts

	2010	2009	2008
Net income (loss) attributable to Gannett Co., Inc.	$588,201	$355,270	$(6,647,565)

Weighted average number of common shares outstanding (basic)	238,230	233,683	228,345
Effect of dilutive securities
Stock options	1,354	723	—
Restricted stock	1,720	1,117	—
401(k) employer match	301	504	—

Weighted average number of common shares outstanding (diluted)	241,605	236,027	228,345

Earnings (loss) per share (basic)	$2.47	$1.52	$(29.11)
Earnings (loss) per share (diluted)	$2.43	$1.51	$(29.11)
The diluted earnings per share amounts exclude the effects of approximately 19.6 million stock options outstanding for 2010, 22.3 million for 2009 and 27.1 million for 2008, as their inclusion would be antidilutive. The diluted earnings per share amount for 2008 also excludes 2.2 million restricted stock units.
Share repurchase program
In February 2004, the company announced the reactivation of its existing share repurchase program that was last utilized in February 2000. On July 25, 2006, the authorization to repurchase shares was increased by $1 billion. During 2008, 2.3 million shares were purchased under the program for $72.8 million. There were no shares purchased under the program in 2010 or 2009.
The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share repurchase authorization annually, the last such review having occurred in October 2010. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards. At this time, the company does not anticipate repurchasing its shares for the near term.
Equity-based awards
In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Executive Compensation Committee of the Board of Directors and was amended and restated as of May 4, 2010 to increase the number of shares reserved for issuance to up to 60.0 million shares of company common stock for awards granted on or after the amendment date. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.
Stock options may be granted as either non-qualified stock options or incentive stock options. Options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day of grant. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of options to any participant in any fiscal year to no more than 1,000,000 shares. Options issued from 1996 through November 2004 have a 10-year exercise period, and options issued in December 2004 and thereafter have an eight-year exercise period. Options generally become exercisable at 25% per year.
In addition to stock options, the company issues stock-based compensation to employees in the form of restricted stock units (RSUs). These awards generally entitle employees to receive at the end of a four-year incentive period one share of common stock for each RSU granted, conditioned on continued employment for the full incentive period. Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period. Under the plan, no more than 500,000 RSUs may be granted to any participant in any fiscal year.
The Plan also permits the company to issue restricted stock. Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions as the Executive Compensation Committee determines. Under the Plan, no more than 500,000 restricted shares may be granted to any participant in any fiscal year.
The company issued stock options to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as long-term awards. Meeting fees paid as stock options fully vest upon grant. Retainers paid in the form of stock options vest in equal quarterly installments over one year. Long-term stock option awards vest in equal annual installments over four years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2010, 2009 and 2008, members of the Board of Directors were awarded 72,681, 144,667 and 28,683 shares, respectively, of stock options as part of their compensation plan.

The company also issued restricted stock to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as annual long-term awards. Meeting fees paid as restricted stock fully vest upon grant. Retainers paid in the form of restricted shares vest in equal quarterly installments over one year. Long-term awards vest in equal monthly installments over three years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2010, 2009 and 2008, members of the Board of Directors were awarded 21,062 shares, 95,543 shares and 15,872 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.
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
In the event of a change in control as defined in the Plan, (1) all outstanding options will become immediately exercisable in full; (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse; (3) all non-performance based restricted stock units will fully vest; and (4) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid as specified in the Plan.
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
The following assumptions were used to estimate the fair value of option awards:

	2010	2009	2008
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	59.41 – 62.24%	38.67 – 59.18%	17.51 – 34.63%
Weighted average volatility	61.01%	48.73%	28.60%
Risk-free interest rates	1.51 – 2.65%	1.97 – 2.63%	1.55 – 3.25%
Expected dividend yield	1.00%	1.00 – 2.20%	4.20 – 13.30%
Weighted average expected dividend	1.00%	1.20%	9.91%
The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income (Loss) for equity awards:
In thousands, except per share amounts

	2010	2009	2008
Stock options	$18,810	$12,578	$13,097
Restricted stock and RSUs	13,897	12,795	9,549

Total stock-based compensation	32,707	25,373	22,646
Income tax benefit	12,429	9,641	8,605

Stock-based compensation, net of tax	$20,278	$15,732	$14,041

Per diluted share impact	$.08	$.07	$.06

As of Dec. 26, 2010, there was $13.6 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 3.5 years.
During 2010, options for 332,060 shares of common stock were exercised from which the company received $2.0 million of cash. The intrinsic value of the options exercised was approximately $3.1 million. The actual tax benefit realized from the option exercises was $1.2 million.
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

A summary of the company’s stock-option awards is presented below:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2010 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	25,243,251	$58.68	4.1	$33,560,103
Granted	3,451,481	$15.23
Exercised	(332,060)	$6.00
Canceled/Expired	(4,713,382)	$63.70
Outstanding at end of year	23,649,290	$52.08	3.9	$28,819,223
Options exercisable at year end	17,075,622	$66.48	2.8	$8,698,148
Weighted average grant date fair value of options granted during the year	$7.22

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2009 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	27,106,695	$66.58	4.3	$68,360
Granted	3,171,867	$8.00
Exercised	(44,250)	$7.53
Canceled/Expired	(4,991,061)	$69.83
Outstanding at end of year	25,243,251	$58.68	4.1	$33,560,103
Options exercisable at year end	19,788,317	$69.76	3.3	$3,662,795
Weighted average grant date fair value of options granted during the year	$3.41

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
2008 Stock Option Activity	Shares	price	(in years)	value
Outstanding at beginning of year	27,933,353	$70.88	4.8	$1,406,344
Granted	2,181,083	$16.62
Exercised	—	—
Canceled/Expired	(3,007,741)	$70.31
Outstanding at end of year	27,106,695	$66.58	4.3	$68,360
Options exercisable at year end	23,201,201	$71.74	3.9	—
Weighted average grant date fair value of options granted during the year	$1.33
As of Dec. 26, 2010, there was $33.6 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 3.3 years.
A summary of restricted stock and RSU awards is presented below:

		Weighted
		average
2010 Restricted Stock and RSU Activity	Shares	fair value
Outstanding and unvested at beginning of year	3,293,293	$13.62
Granted	1,934,351	$14.91
Settled	(490,716)	$31.94
Canceled	(315,491)	$12.97

Outstanding and unvested at end of year	4,421,437	$12.19

		Weighted
		average
2009 Restricted Stock and RSU Activity	Shares	fair value
Outstanding and unvested at beginning of year	2,241,190	$19.47
Granted	1,714,633	$11.63
Settled	(445,084)	$30.67
Canceled	(217,446)	$23.35

Outstanding and unvested at end of year	3,293,293	$13.62

		Weighted
		average
2008 Restricted Stock and RSU Activity	Shares	fair value
Outstanding and unvested at beginning of year	1,041,222	$47.89
Granted	1,479,277	$2.26
Settled	(194,048)	$11.36
Canceled	(85,261)	$44.33

Outstanding and unvested at end of year	2,241,190	$19.47

401(k) savings plan
Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the 401(k) Savings Plan (the Plan). Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.
On Aug. 1, 2008, the company approved amendments to its principal domestic retirement plans and to its 401(k) plan. For most participants, the 401(k) plan matching formula was changed to 100% of the first 5% of employee contributions. Prior to this change, the company generally matched 50% of the first 6% of employee contributions. The company also now makes additional 401(k) employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $46.0 million in 2010, $59.8 million in 2009 and $46.6 million in 2008. In 2010 and 2009, the company’s 401(k) match was settled with a combination of cash and treasury shares. Cash was used to settle 401(k) contributions in 2008.
In 2002, the Board authorized 3,000,000 shares of common stock to be registered in connection with savings-related share option plans available to eligible employees of Newsquest. In July 2004, options covering 143,000 shares were subscribed to by Newsquest employees. The plan had a maturity date of August 31, 2007, and options became exercisable in September 2007. No options were exercised during 2008 or 2009. The options expired unexercised in 2010.

Preferred share purchase rights
In May 1990, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (Right) for each common share held, payable to shareholders of record on June 8, 1990. The Rights become exercisable when a person or group of persons acquired or announced an intention to acquire ownership of 15% or more of the company’s common shares. Holders of the Rights could have acquired an interest in a new series of junior participating preferred stock, or they could have acquired an additional interest in the company’s common shares at 50% of the market value of the shares at the time the Rights were exercised.
In May 2000, the company announced that its Board of Directors approved an amendment to its Shareholder Rights Plan to extend the expiration date of the Rights to May 31, 2010, and increase the initial exercise price of each preferred stock purchase right to $280. The Rights expired unexercised on May 31, 2010 and the company has not instituted a new Shareholder Rights Plan.
Accumulated other comprehensive income (loss)
The elements of the company’s Accumulated Other Comprehensive Loss consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities — a reduction of equity of $762 million at Dec. 26, 2010, and $735 million at Dec. 27, 2009; foreign currency translation gains — an increase of equity of $395 million at Dec. 26, 2010, and $416 million at Dec. 27, 2009; and all other — an increase of $2 million at Dec. 26, 2010.
NOTE 12
Commitments, contingent liabilities and other matters
Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company does not believe that any material liability will be imposed as a result of these matters.
Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:
In thousands of dollars

2011	$55,015
2012	45,319
2013	36,055
2014	30,243
2015	24,777
Later years	75,562

Total	$266,971

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $1.8 million. Total rental costs reflected in continuing operations were $72 million in 2010, $66 million in 2009 and $72 million in 2008.
Program broadcast contracts: The company has $112 million of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years.
Purchase obligations: The company has commitments under purchasing obligations totaling $390 million related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 26, 2010, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the $390 million.
Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $142 million at the end of 2010 and $151 million at the end of 2009.
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
In connection with CareerBuilder’s acquisition of certain international companies in 2007, it is contingently liable for earnout payments to previous owners, depending upon the achievement of certain performance metrics. The final maximum potential payment in 2011 related to these acquisitions is $1.6 million which has been accrued in the 2010 financial statements.
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
The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:
Company Owned Assets
In thousands of dollars
Fair value measurement as of Dec. 26, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$15,976	$—	$—	$15,976
Sundry investments	26,902	—	—	26,902

In thousands of dollars
Fair value measurement as of Dec. 27, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$21,757	$—	$—	$21,757
Sundry investments	24,800	—	27,202	52,002
During the second quarter of 2010, the company sold auction rate securities held by CareerBuilder, receiving proceeds of $28.4 million and recording a gain of $2.1 million.
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
The following tables set forth by level within the fair value hierarchy the fair values of the company’s pension plan assets:
Pension Plan Assets/Liabilities
In thousands of dollars
Fair value measurement as of Dec. 26, 2010(a)

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government-related securities	$—	$182,524	$—	$182,524
Other government bonds	—	30,841	1,526	32,367
Corporate bonds	—	169,410	5,896	175,306
Corporate stock	676,777	1,338	—	678,115
Real estate	—	—	90,344	90,344
Interest in common/ collective trusts	60,005	661,180	—	721,185
Interest in reg. invest companies	208,023	5,398	—	213,421
Interest in 103-12 investments	—	106,947	—	106,947
Partnership/joint venture interests	—	—	117,698	117,698
Hedge funds	—	77,851	163,349	241,200
Derivative contracts	500	84,641	104	85,245

Total	$945,305	$1,320,130	$378,917	$2,644,352

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$(2,521)	$(87,260)	$(453)	$(90,234)

Total	$(2,521)	$(87,260)	$(453)	$(90,234)

Cash and other	12,885	21,725	—	$34,610

Total net fair value of plan assets	$955,669	$1,254,595	$378,464	$2,588,728

(a)	The company uses a Dec. 31 measurement date for its retirement plans.
In thousands of dollars
Fair value measurement as of Dec. 27, 2009(a)

	Level 1	Level 2	Level 3	Total
Assets:
U.S. government-related securities	$—	$235,863	$3,437	$239,300
Other government bonds	—	31,314	—	31,314
Corporate bonds	—	178,475	15,191	193,666
Corporate stock	559,886	—	—	559,886
Real estate	—	—	91,765	91,765
Interest in common/ collective trusts	10,916	447,227	—	458,143
Interest in reg. invest. companies	328,404	2,083	—	330,487
Interest in 103-12 investments	—	111,575	—	111,575
Partnership/joint venture interests	—	—	95,965	95,965
Hedge funds	—	73,573	173,559	247,132
Derivative contracts	500	1,574	1,865	3,939

Total	$899,706	$1,081,684	$381,782	$2,363,172

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$(2,615)	$(6,100)	$(3)	$(8,718)
Liability to purchase U.S. government and other securities	—	(120,747)	—	(120,747)

Total	$(2,615)	$(126,847)	$(3)	$(129,465)

Cash and other	14,730	127,330	—	$142,060

Total net fair value of plan assets	$911,821	$1,082,167	$381,779	$2,375,767

(a)	The company uses a Dec. 31 measurement date for its retirement plans.
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
Investments in direct real estate have been valued by an independent qualified valuer in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies.

Interest in common/collective trusts and interest in 103-12 investments are valued using the net asset value as provided monthly by the fund family or fund company. Shares in the common/collective trusts are generally redeemable upon request. The investment classified in Level 1 is a money market fund with a constant net asset value.
One of the investments is a fixed income fund which uses individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. These funds are generally redeemable with a short-term written or verbal notice. Also included is a fund that invests in a select portfolio of large cap domestic stocks perceived to have superior growth characteristics. Shares in this fund are generally redeemable on any business day, upon two-day notice. There are no unfunded commitments related to these types of funds.
Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investments in Level 2 are proprietary funds of the individual fund managers and are not publicly quoted.
Investments in partnerships and joint venture interests are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Certain of the partnerships are general leveraged buyout funds and others are venture capital funds. Also included within the partnership portfolio is a fund formed to invest in the leveraged loan market. Interest in partnership investments cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated over approximately 5 to 15 years. There are future funding commitments of $54 million.
Investments in hedge funds are valued at the net asset value as reported by the fund managers. Within this category is a fund of hedge funds whose strategy is to produce a return that is uncorrelated with market movements. Certain of the other funds categorized as hedge funds were formed to invest in mortgage and credit trading opportunities while others were formed to invest in the leveraged loan market. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to potential 5% holdback. There are no unfunded commitments related to the hedge funds.
Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.
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
The tables below sets forth a summary of changes in the fair value of the company’s pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 26, 2010 and Dec. 27, 2009:
Pension Plan Assets/Liabilities
In thousands of dollars
As of Dec. 26, 2010

		Actual Return on Plan Assets
	Balance at	Relating to	Relating to	Purchases,	Transfers in
	beginning	assets still held	assets sold during	sales, and	and/or out	Balance at
	of year	at report date	the period	settlements	of Level 3(1)	end of year
Assets:
U.S. government-related securities	$3,437	$—	$(17)	$(3,420)	$—	$—
Other government bonds	—	9	—	1,517	—	1,526
Corporate bonds	15,191	466	7	(7,816)	(1,952)	5,896
Real estate	91,765	670	—	(2,091)	—	90,344
Partnership/joint venture interests	95,965	22,273	—	(5,767)	5,227	117,698
Hedge funds	173,559	17,032	—	(27,242)	—	163,349
Derivative contracts	1,865	(228)	(89)	(1,444)	—	104

Total	$381,782	$40,222	$(99)	$(46,263)	$3,275	$378,917

Liabilities:
Derivative liabilities	$(3)	$(453)	$11	$(8)	$—	$(453)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Pension Plan Assets/Liabilities (continued)
In thousands of dollars
As of Dec. 27, 2009

		Actual Return on Plan Assets
	Balance at	Relating to	Relating to	Purchases,	Transfers in
	beginning	assets still held	assets sold during	sales, and	and/or out	Balance at
	of year	at report date	the period	settlements	of Level 3(1)	end of year
Assets:
U.S. government-related securities	$2,974	$486	$—	$(23)	$—	$3,437
Corporate bonds	15,715	5,469	2,023	(1,513)	(6,503)	15,191
Corporate stock	283	—	—	(283)	—	—
Real estate	94,723	(9,073)	—	6,115	—	91,765
Partnership/joint venture interests	134,222	369	10,173	(48,799)	—	95,965
Hedge funds	141,801	11,533	15,583	4,642	—	173,559
Derivative contracts	17,529	82	(2,008)	(11,763)	(1,975)	1,865

Total	$407,247	$8,866	$25,771	$(51,624)	$(8,478)	$381,782

Liabilities:
Derivative liabilities	$(34,332)	$170	$8,954	$21,708	$3,497	$(3)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $2.5 billion and $2.9 billion at Dec. 26, 2010 and Dec. 27, 2009, respectively. As described in Note 7, the company recognized the debt resulting from the May 2009 private exchange offer at fair value in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt.”
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheets as of Dec. 26, 2010 and Dec. 27, 2009:
Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 26, 2010

	Level 1	Level 2	Level 3	Total:
Other intangible assets — Quarter 4	$—	$—	$9,266	$9,266
In thousands of dollars
Fair value measurement as of Dec. 27, 2009

	Level 1	Level 2	Level 3	Total:
Goodwill — Quarter 2	$—	$—	$5,719	$5,719
Goodwill and other intangibles — Quarter 4	—	—	12,495	12,495
Long-lived assets held and used — Quarter 2	—	—	36,929	36,929
Long-lived assets held and used — Quarter 3	—	—	8,481	8,481
Long-lived assets held and used — Quarter 4	—	—	29,974	29,974
In addition, the company holds investments in non-public businesses in which the company does not have control and does not exert significant influence. Such investments are carried at cost and reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At Dec. 26, 2010, and Dec. 27, 2009, the aggregate carrying amount of such investments was $16 million. During the second quarter of 2010, the company concluded that one of its investments had an other-than-temporary impairment. Therefore, the carrying value of this investment was written down to fair value. No events or changes in circumstances have occured since Dec. 27, 2009, that suggests a significant and adverse effect on the fair value of the remaining investments. Accordingly, the company did not evaluate such investments for impairment in 2010.

NOTE 14
Business operations and segment information
The company has determined that its reportable segments based on its management and internal reporting structure are publishing, which is the largest segment of its operations, digital and broadcasting.
The publishing segment at the end of 2010 consisted of 82 U.S. daily newspapers with affiliated online sites in 30 states and one U.S. territory, including USA TODAY, a national, general-interest daily newspaper; USATODAY.com; USA WEEKEND, a magazine supplement for newspapers; Clipper; Gannett Healthcare Group; and Gannett Government Media (formerly Army Times). The publishing segment also includes Newsquest, which is a regional newspaper publisher in the United Kingdom that includes 17 paid-for daily newspapers and more than 200 weekly newspapers, magazines and trade publications. The publishing segment in the U.S. also includes about 600 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.
In the third quarter of 2008, the company began reporting a new digital segment and a separate digital revenues line in its Statements of Income (Loss). This revenue line includes only revenue from the businesses that comprise the new digital segment. It therefore includes all revenues from CareerBuilder and ShopLocal beginning with the full consolidation of these businesses in the third quarter of 2008, and revenues from PointRoll, Schedule Star and Planet Discover. Revenues from PointRoll, Schedule Star and Planet Discover had previously been reported within the publishing segment and were included in the “All other” revenue line in the Statement of Income (Loss). “All other” revenue is now comprised principally of commercial printing revenues. All periods presented reflect these reclassifications.
At the end of 2010, the company’s broadcasting division included 23 television stations and affiliated online sites in markets with more than 21 million households covering 18.2% of the U.S. Captivate Network is also part of the broadcasting division.
The company’s foreign revenues, principally from publishing businesses in the United Kingdom and CareerBuilder subsidiaries in Europe, totaled approximately $564 million in 2010, $621 million in 2009 and $1.0 billion in 2008. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $556 million at Dec. 26, 2010, $535 million at Dec. 27, 2009, and $628 million at Dec. 28, 2008.
Separate financial data for each of the company’s business segments is presented in the table that follows. The accounting policies of the segments are those described in Note 1. The company evaluates the performance of its segments based on operating income. Operating income represents total revenue less operating expenses, including depreciation, amortization of intangibles and facility consolidation and asset impairment charges. In determining operating income by industry segment, general corporate expenses, interest expense, interest income, and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the company’s segments.
Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.
In thousands of dollars
Business segment financial information

	2010	2009	2008
Operating revenues
Publishing	$4,050,839	$4,292,344	$5,585,771
Digital	618,259	586,174	281,378
Broadcasting	769,580	631,085	772,533

Total	$5,438,678	$5,509,603	$6,639,682

Operating income (loss)
Publishing (2)	$647,741	$516,328	$(6,991,934)
Digital (2)	83,355	43,295	18,934
Broadcasting (2)	329,245	216,101	306,354
Corporate (1) (2)	(60,646)	(56,806)	(61,262)

Total	$999,695	$718,918	$(6,727,908)

Depreciation, amortization and facility consolidation and asset impairment charges
Publishing (2)	$170,073	$255,733	$8,107,435
Digital (2)	43,313	59,489	31,950
Broadcasting (2)	40,460	42,640	42,520
Corporate (1) (2)	17,039	15,677	17,128

Total	$270,885	$373,539	$8,199,033

Equity income (losses) in unconsolidated investees, net
Publishing	$19,337	$4,010	$(365,371)
Digital	(197)	(83)	(9,554)

Total	$19,140	$3,927	$(374,925)

Identifiable assets
Publishing	$3,162,655	$3,417,026	$4,038,015
Digital	1,057,898	1,139,266	1,096,026
Broadcasting	2,003,929	2,058,415	2,153,257
Corporate (1)	592,362	533,725	509,516

Total	$6,816,844	$7,148,432	$7,796,814

Capital expenditures
Publishing	$36,776	$44,935	$104,804
Digital	11,883	8,232	5,445
Broadcasting	19,694	13,656	52,706
Corporate (1)	717	914	2,045

Total	$69,070	$67,737	$165,000

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)	Results for 2010 include pre-tax facility consolidation and asset impairment charges of $36 million for publishing, $13 million for digital and $8 million for broadcasting. Results for 2009 include pre-tax facility consolidation and asset impairment charges of $99 million for publishing, $25 million for digital and $9 million for broadcasting. Results for 2008 include pre-tax facility consolidation and asset impairment charges of $7.92 billion for publishing, $15 million for digital, $8 million for broadcasting, and $1 million for corporate. The asset impairment charges did not affect the company’s operations or cash flow. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)
(See notes a and b on page 79)

In thousands of dollars, except per share amounts	2010		2009		2008		2007		2006
Net operating revenues
Publishing advertising	$2,710,524		$2,888,034		$4,040,890		$4,813,785		$5,142,644
Publishing circulation	1,086,702		1,144,539		1,196,745		1,232,835		1,260,085
Digital	618,259		586,174		281,378		70,347		52,773
Broadcasting	769,580		631,085		772,533		789,297		854,821
All other	253,613		259,771		348,136		387,131		382,146

Total	5,438,678		5,509,603		6,639,682		7,293,395		7,692,469

Operating expenses
Costs and expenses	4,168,098		4,417,146		5,168,557		5,303,163		5,540,713
Depreciation	182,514		207,652		228,259		241,991		233,168
Amortization of intangible assets	31,362		32,983		31,211		36,086		33,989
Facility consolidation and asset impairment charges	57,009		132,904		7,939,563		72,030		—

Total	4,438,983		4,790,685		13,367,590		5,653,270		5,807,870

Operating income (loss)	999,695		718,918		(6,727,908)		1,640,125		1,884,599
Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	19,140		3,927		(374,925)		40,693		38,044
Interest expense	(172,986)		(175,745)		(190,839)		(259,822)		(288,042)
Other non-operating items	111		22,799		28,430		18,648		29,636

Total	(153,735)		(149,019)		(537,334)		(200,481)		(220,362)

Income (loss) before income taxes	845,960		569,899		(7,265,242)		1,439,644		1,664,237

Provision (benefit) for income taxes	244,013		191,328		(645,273)		469,084		536,435

Income (loss) from continuing operations	601,947		378,571		(6,619,969)		970,560		1,127,802

Income from continuing operations attributable to noncontrolling interests	(34,619)		(27,091)		(6,970)		(1,535)		(2,149)

Income (loss) from continuing operations attributable to Gannett Co., Inc.	$567,328		$351,480		$(6,626,939)		$969,025		$1,125,653

Income (loss) from continuing operations per share:
basic	$2.38		$1.50		$(29.02)		$4.16		$4.76
diluted	$2.35		$1.49		$(29.02)		$4.15		$4.75

Other selected financial data
Dividends declared per share	$0.16		$0.16		$1.60		$1.42		$1.20
Weighted average number of common shares outstanding in thousands:
basic	238,230		233,683		228,345		233,148		236,337
diluted	241,605		236,027		228,345		233,740		236,756
Financial position and cash flow
Long-term debt, excluding current maturities	$2,352,242		$3,061,951		$3,816,942		$4,098,338		$5,210,021
Redeemable noncontrolling interest	$84,176		$78,304		$72,840		$—		$—
Shareholders’ equity	$2,163,754		$1,603,925		$1,055,882		$9,017,159		$8,382,263
Total assets	$6,816,844		$7,148,432		$7,796,814		$15,887,727		$16,223,804
Free cash flow (1)	$816,308		$809,630		$832,615		$1,174,476		$1,294,495
Return on equity (2)	30.1%		26.7%		(132.0%)		11.3%		14.6%
Percentage increase (decrease)
As reported, earnings from continuing operations, after-tax, per share:
basic	58.7%		(105.2%)		(797.6%)		(12.6%)		(1.7%)
diluted	57.7%		(105.1%)		(799.3%)		(12.6%)		(1.5%)
Dividends declared per share	0.0%		(90.0%)		12.7%		18.3%		7.1%
Credit ratios
Senior leverage ratio (3)	1.97	X	2.63	X	2.56	X
Times interest expense earned (4)	6.2	X	4.8	X	6.7	X	6.8	X	6.5	X

(1)	See page 79 for a reconciliation of free cash flow to net cash flow from operating activities, which the company believes is the most directly comparable measure calculated and presented in accordance with GAAP.

(2)	Calculated using income from continuing operations attributable to Gannett Co., Inc. plus earnings from discontinued operations (but excluding the gains in 2010 and 2007 on the disposals of discontinued operations).

(3)	The senior leverage ratio is calculated in accordance with the company’s revolving credit agreements and term loan agreement. Currently, the company is required to maintain a senior leverage ratio of less than 3.5X. Due to the absence of this financial covenant in 2006-2007, data for those years is not presented. These agreements are described more fully on page 44 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. More information regarding the computation can be found in Exhibits 10.3, 10.4, and 10.5 to the Form 10-Q for the quarterly period ended Sept. 28, 2008, filed on Nov. 6, 2008.

(4)	Calculated using operating income adjusted to remove the effect of certain special items. These special items are described more fully on page 30 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)
(a) The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.
(b) During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below.
Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.
Acquisitions and dispositions 2006-2010
Significant acquisitions since the beginning of 2006 are shown below. The company has disposed of several significant businesses during this period, which are presented below.
Acquisitions 2006-2010

Year acquired	Name	Location	Publication times or business
2006	KTVD-TV	Denver, CO	TV station
	WATL-TV	Atlanta, GA	TV station
	Planet Discover	Cedar Rapids, IA	Local, integrated online search and advertising technology
Fort Mitchell, KY
	Marco Island Sun Times	Marco Island, FL	Weekly newspaper
	FS View & Florida Flambeau	Tallahassee, FL	Independent student newspaper of Florida State University
2007	Central Florida Future	Orlando, FL	Independent student newspaper of the University of Central Florida
	Central Ohio Advertiser Network	Chillicothe, OH	A network of eight weekly shoppers with the Advertiser brand
	Schedule Star LLC	Wheeling, WV	Online high school sports network
2008	X.com, Inc. (BNQT.com)	Pasadena, CA	Action sports web site
	ShopLocal	Chicago, IL	Marketing and database services company
	CareerBuilder	Chicago, IL, Atlanta, GA	Job search, employment and careersweb site
	Pearls Review	St. Petersburg, FL	A nursing certification and education web site
2010	CareerSite.biz Limited	U.K.	Online recruitment niche sites focusing on nursing and rail workers
Dispositions 2006-2010

Year disposed	Name	Location	Publication times or business
2006	Muskogee Phoenix (1)	Muskogee, OK	Daily newspaper
2007	Chronicle Tribune (1)	Marion, IN	Daily newspaper
	Norwich Bulletin	Norwich, CT	Daily newspaper
	Rockford Register Star	Rockford, IL	Daily newspaper
	The Herald-Dispatch	Huntington, WV	Daily newspaper
	Observer-Dispatch	Utica, NY	Daily newspaper
2008	Telematch	Springfield, VA	Database marketing services company
2009	Southernprint Limited	U.K.	Commercial printing
2010	The Honolulu Advertiser	Honolulu, HI	Daily newspaper
	Michigan Directory Company	Pigeon, MI	Directory publishing operation

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.
Free cash flow reconciliation
Free cash flow is a non-GAAP financial measure used in addition to and in conjunction with results presented in accordance with GAAP. Free cash flow should not be relied upon to the exclusion of GAAP financial measures.
Free cash flow, which the company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments” and voluntary pension contributions, net of related tax benefit. The company uses free cash flow to conduct and evaluate its business because the company believes it presents an alternative and useful business metric.

In thousands of dollars	2010	2009	2008	2007	2006
Net cash flow from operating activities	$772,884	$866,580	$1,015,345	$1,342,463	$1,479,865
Purchase of property, plant and equipment	(69,070)	(67,737)	(165,000)	(171,405)	(200,780)
Voluntary pension employer contributions	130,000	—	—	—	—
Tax benefit for voluntary pension employer contributions	(52,000)	—	—	—	—
Payments for investments	(10,984)	(9,674)	(46,779)	(39,963)	(38,341	)(a)
Proceeds from investments	45,478	20,461	29,049	43,381	53,751

Free cash flow	$816,308	$809,630	$832,615	$1,174,476	$1,294,495

(a) For comparability, excludes $300 million of payments made in connection with additional investments in CareerBuilder, ShopLocal, Topix and the California Newspapers Partnership.

QUARTERLY STATEMENTS OF INCOME (Unaudited)
In thousands of dollars, except per share amounts

Fiscal year ended December 26, 2010	1st Quarter(2)	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(5)	Total
Net operating revenues
Publishing advertising	$649,335	$692,172	$646,720	$722,297	$2,710,524
Publishing circulation	279,000	270,086	264,627	272,989	1,086,702
Digital	140,638	154,104	157,669	165,848	618,259
Broadcasting	167,488	184,016	185,297	232,779	769,580
All other	63,124	64,765	58,022	67,702	253,613

Total	1,299,585	1,365,143	1,312,335	1,461,615	5,438,678

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	732,109	745,489	747,416	755,451	2,980,465
Selling, general and administrative expenses, exclusive of depreciation	295,133	292,691	289,443	310,366	1,187,633
Depreciation	47,351	46,274	44,479	44,410	182,514
Amortization of intangible assets	7,962	8,080	7,664	7,656	31,362
Facility consolidation and asset impairment charges	—	—	23,045	33,964	57,009

Total	1,082,555	1,092,534	1,112,047	1,151,847	4,438,983

Operating income	217,030	272,609	200,288	309,768	999,695

Non-operating (expense) income
Equity income in unconsolidated investees, net	533	7,503	7,041	4,063	19,140
Interest expense	(43,473)	(42,190)	(41,015)	(46,308)	(172,986)
Other non-operating items	(523)	(2,934)	2,374	1,194	111

Total	(43,463)	(37,621)	(31,600)	(41,051)	(153,735)

Income before income taxes	173,567	234,988	168,688	268,717	845,960
Provision for income taxes	54,813	49,400	55,000	84,800	244,013

Income from continuing operations	$118,754	$185,588	$113,688	$183,917	$601,947

Income (loss) from the operation of discontinued operations, net of tax	560	(882)	—	—	(322)
Gain on disposal of publishing businesses, net of tax	—	21,195	—	—	21,195

Net income	$119,314	$205,901	$113,688	$183,917	$622,820

Net income attributable to noncontrolling interests	(2,135)	(10,423)	(12,279)	(9,782)	(34,619)

Net income attributable to Gannett Co., Inc.	$117,179	$195,478	$101,409	$174,135	$588,201

Per share computations(1)
Earnings from continuing operations per share — basic	$0.49	$0.74	$0.43	$0.73	$2.38

Earnings from discontinued operations
Discontinued operations per share — basic	—	(0.01)	—	—	—
Gain on disposal of newspaper businesses per share — basic	—	0.09	—	—	0.09

Net income per share — basic	$0.49	$0.82	$0.43	$0.73	$2.47

Earnings from continuing operations per share — diluted	$0.48	$0.73	$0.42	$0.72	$2.35

Earnings from discontinued operations
Discontinued operations per share — diluted	0.01	(0.01)	—	—	—
Gain on disposal of newspaper businesses per share — diluted	—	0.09	—	—	0.08

Net income per share — diluted	$0.49	$0.81	$0.42	$0.72	$2.43

Dividends per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

(2)	Results for the first quarter of 2010 include the following special items: $2.2 million ($0.01 per share) tax charge related to healthcare reform legislation. Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(3)	Results for the second quarter of 2010 include the following special items: $28.7 million ($0.12 per share) net tax benefit due primarily to the expiration of the statutes of limitations and the release of certain reserves related to the sale of a business in a prior year. Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(4)	Results for the third quarter of 2010 include the following special items: $23.0 million of non-cash charges associated with facility consolidations and intangible asset impairments ($18.2 million after-tax or $0.08 per share) and $8.1 million in costs due to workforce restructuring ($5.1 million after-tax or $0.02 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(5)	Results for the fourth quarter 2010 include the following special items: $36.7 million of non-cash charges associated with facility consolidations and asset impairments ($24.4 million after-tax or $0.10 per share) and $3.6 million in costs due to workforce restructuring ($1.9 million after-tax or $0.01 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

QUARTERLY STATEMENTS OF INCOME (Unaudited)
In thousands of dollars, except per share amounts

Fiscal year ended December 27, 2009	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$704,818	$734,241	$681,415	$767,560	$2,888,034
Publishing circulation	294,132	287,058	278,701	284,648	1,144,539
Digital	143,160	142,354	142,955	157,705	586,174
Broadcasting	143,490	152,966	151,458	183,171	631,085
All other	68,794	70,716	57,607	62,654	259,771

Total	1,354,394	1,387,335	1,312,136	1,455,738	5,509,603

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	819,154	848,257	779,250	783,515	3,230,176
Selling, general and administrative expenses, exclusive of depreciation	303,868	288,200	279,177	315,725	1,186,970
Depreciation	55,146	53,208	50,382	48,916	207,652
Amortization of intangible assets	8,165	8,232	8,378	8,208	32,983
Facility consolidation and asset impairment charges	—	47,391	39,248	46,265	132,904

Total	1,186,333	1,245,288	1,156,435	1,202,629	4,790,685

Operating income (loss)	168,061	142,047	155,701	253,109	718,918

Non-operating (expense) income
Equity income (losses) in unconsolidated investees, net	(2,689)	2,839	(373)	4,150	3,927
Interest expense	(48,911)	(43,971)	(38,064)	(44,799)	(175,745)
Other non-operating items	2,457	16,582	3,570	190	22,799

Total	(49,143)	(24,550)	(34,867)	(40,459)	(149,019)

Income before income taxes	118,918	117,497	120,834	212,650	569,899
Provision for income taxes	40,014	39,614	36,407	75,293	191,328

Income from continuing operations	$78,904	$77,883	$84,427	$137,357	$378,571

(Loss) income from the operation of discontinued operations, net of tax	(1,155)	424	766	3,755	3,790

Net income	$77,749	$78,307	$85,193	$141,112	$382,361

Net income attributable to noncontrolling interests	(314)	(7,826)	(11,441)	(7,510)	(27,091)

Net income attributable to Gannett Co., Inc.	$77,435	$70,481	$73,752	$133,602	$355,270

Per share computations
Earnings from continuing operations per share — basic	$0.34	$0.30	$0.31	$0.55	$1.50

Earnings from discontinued operations
Discontinued operations per share — basic	—	—	—	0.02	0.02
Gain on disposal of newspaper businesses per share — basic	—	—	—	—	—

Net income per share — basic	$0.34	$0.30	$0.31	$0.57	$1.52

Earnings from continuing operations per share — diluted	$0.34	$0.30	$0.31	$0.54	$1.49

Earnings from discontinued operations
Discontinued operations per share — diluted	—	—	—	0.02	0.02
Gain on disposal of newspaper businesses per share — diluted	—	—	—	—	—

Net income per share — diluted	$0.34	$0.30	$0.31	$0.56	$1.51

Dividends per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	Results for the first quarter of 2009 include the following special items: workforce restructuring and related expenses of $6 million pre-tax ($4 million after-tax or $0.02 per share) and a pension gain of $40 million pre-tax ($25 million after-tax or $0.11 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(2)	Results for the second quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $47 million pre-tax ($30 million after-tax or $0.13 per share), workforce restructuring and related expenses of $16 million pre-tax ($10 million after-tax or $0.04 per share), debt exchange gain of $43 million pre-tax ($26 million after-tax or $0.11 per share) and an impairment of publishing assets sold charge of $28 million pre-tax ($24 million after-tax or $0.10 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(3)	Results for the third quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $39 million pre-tax ($24 million after-tax or $0.10 per share), workforce restructuring and related expenses of $2 million pre-tax ($1 million after-tax or $0.01 per share) and an impairment of equity method investment charge of $5 million pre-tax ($4 million after-tax or $0.02 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(4)	Results for the fourth quarter of 2009 include the following special items: facility consolidation and asset impairment charges of $46 million pre-tax ($34 million after-tax or $0.14 per share), workforce restructuring and related expenses of $3 million pre-tax ($2 million after-tax or $0.01 per share), and impairment of equity method investments charge of $4 million pre-tax ($2 million after-tax or $0.01 per share). Refer to page 30 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

SCHEDULE II — Valuation and qualifying accounts and reserves
In thousands of dollars

	Balance at		Additions/(reductions)
	beginning	Additions charged	for acquisitions/	Deductions	Balance at
Allowance for doubtful receivables	of period	to cost and expenses	dispositions (2)	from reserves (1)	end of period
Fiscal year ended Dec. 26, 2010	$46,255	$18,241	$(3,643)	$(21,434)	$39,419
Fiscal year ended Dec. 27, 2009	$59,008	$34,492	$213	$(47,458)	$46,255
Fiscal year ended Dec. 28, 2008	$36,772	$57,671	$4,080	$(39,515)	$59,008

(1)	Consists of write-offs, net of recoveries in each year.

(2)	Also includes foreign currency translation adjustments in each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 26, 2010.
The effectiveness of our internal control over financial reporting as of Dec. 26, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 26, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
Board of Directors and Shareholders of Gannett Co., Inc.:
We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Gannett Co., Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.
McLean, Virginia
February 23, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a listing of the executive officers of the company. Executive officers serve for a term of one year and may be re-elected. A list of directors is incorporated by reference to the company’s Proxy Statement pursuant to general instruction G(3) to Form 10-K.
William A. Behan
Senior Vice President, Labor Relations, Gannett (2010-present). Formerly: Vice President, Labor Relations (2007-2010); Director, Labor Relations and Labor Counsel (1994-2007). Age 52.
Paul Davidson
Chairman and Chief Executive Officer, Newsquest (2003-present). Age 56. U.K. citizen.
Robert J. Dickey
President, U.S. Community Publishing, formerly Newspaper Division (February 2008-present). Formerly: Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008); President and Publisher of The Desert Sun, Palm Springs, CA, (1993-2005) and Group Vice President of the Pacific Group (1997-2005). Age 53.
Craig A. Dubow
Chairman and Chief Executive Officer (February 2010-present) Formerly: Chairman, President and CEO (2006-2010); President and CEO (2005-2006); and President and CEO, Gannett Broadcasting (2001-2005). Age 56.
Daniel S. Ehrman, Jr.
Vice President, Planning & Development (1997-present). Age 64.
George R. Gavagan
Vice President and Controller (1997-present). Age 64.
Roxanne V. Horning
Senior Vice President, Human Resources (July 2006-present). Formerly: Vice President, Human Resources (2005-2006); and Vice President, Compensation and Benefits (2003-2005). Age 61.
David L. Hunke
President and Publisher, USA TODAY (April 2009-present). Formerly: CEO, Detroit Media Partnership and Publisher of Detroit Free Press (2005-2009); and President and Publisher of Rochester Democrat and Chronicle (1999-2005). Age 58.
David T. Lougee
President, Gannett Broadcasting (July 2007-present). Formerly: Executive Vice President, Media Relations, Belo (2006-2007); Senior Vice President, Belo (2005-2006); General Manager, Belo TV and Cable Operations, Seattle/Tacoma (2000-2005). Age 52.
Gracia C. Martore
President and Chief Operating Officer (February 2010-present). Formerly: Executive Vice President and CFO (2006-2010); Senior Vice President and CFO (2003-2006). Age 59.
Todd A. Mayman
Senior Vice President, General Counsel and Secretary (April 2009-present). Formerly: Vice President, Associate General Counsel, Secretary and Chief Governance Officer (2007-2009); and Vice President, Associate General Counsel and Secretary (2003-2007). Age 51.
Paul N. Saleh
Senior Vice President and Chief Financial Officer (2010-present). Formerly: Managing Partner, Menza Partners LLC, a private investment firm (2008-2010); Chief Financial Officer, Sprint Nextel (2005-2008); Executive Vice President and CFO, Nextel (2001-2005). Age 54.
John A. Williams
President, Gannett Digital Ventures (January 2008-present). Formerly: President, Gannett Digital (January 2006-December 2007); Senior Vice President, Diversified Business and Development, Newspaper Division (2003-2005). Age 60.

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
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 48.
(2) Financial Statement Schedules.
As listed in the Index to Financial Statements and Supplementary Data on page 48.
Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3) Exhibits.
See Exhibit Index on pages 86-90 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 23, 2011	GANNETT CO., INC. (Registrant)
	By:	/s/ Paul N. Saleh
Paul N. Saleh,
Senior Vice President and Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 23, 2011	/s/ Craig A. Dubow
Craig A. Dubow,
Chairman and Chief Executive Officer (principal executive officer)

Dated: February 23, 2011	/s/ Paul N. Saleh
Paul N. Saleh,
Senior Vice President and Chief Financial Officer (principal financial officer)

Dated: February 23, 2011	/s/ George R. Gavagan
George R. Gavagan,
Vice President and Controller (principal accounting officer)

Dated: February 23, 2011	/s/ Craig A. Dubow
Craig A. Dubow,
Director, Chairman

Dated: February 23, 2011	/s/ Howard D. Elias
Howard D. Elias, Director

Dated: February 23, 2011	/s/ Arthur H. Harper
Arthur H. Harper, Director

Dated: February 23, 2011	/s/ John Jeffrey Louis
John Jeffry Louis, Director

Dated: February 23, 2011	/s/ Marjorie Magner
Marjorie Magner, Director

Dated: February 23, 2011	/s/ Scott K. McCune
Scott K. McCune, Director

Dated: February 23, 2011	/s/ Duncan M. McFarland
Duncan M. McFarland, Director

Dated: February 23, 2011	/s/ Donna E. Shalala
Donna E. Shalala, Director

Dated: February 23, 2011	/s/ Neil Shapiro
Neal Shapiro, Director

Dated: February 23, 2011	/s/ Karen Hastie Williams
Karen Hastie Williams, Director

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Co., Inc. 1978 Executive Long-Term Incentive Plan.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 1980. Amendment No. 1 incorporated by reference to Exhibit 20-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 1981. Amendment No. 2 incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 25, 1983. Amendments Nos. 3 and 4 incorporated by reference to Exhibit 4-6 to Gannett Co., Inc.’s Form S-8 Registration Statement No. 33-28413 filed on May 1, 1989. Amendments Nos. 5 and 6 incorporated by reference to Exhibit 10-8 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 1989. Amendment No. 7 incorporated by reference to Gannett Co., Inc.’s Form S-8 Registration Statement No. 333- 04459 filed on May 24, 1996. Amendment No. 8 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 1997. Amendment dated December 9, 1997, incorporated by reference to Gannett Co., Inc.’s 1997 Form 10-K. Amendment No. 9 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 1999. Amendment No. 10 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2000. Amendment No. 11 incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2000.

Exhibit
Number	Exhibit	Location

10-2	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Attached.

10-2-1	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Attached.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the Gannett Co., Inc. Supplemental Retirement Plan dated December 22, 2010.*	Attached.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Attached.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-5-1	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-5-2	Amendment No. 2 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Attached.

10-6	Gannett Co., Inc. Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-6-2	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-6-3	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-6-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-4	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-7	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

Exhibit
Number	Exhibit	Location

10-8	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-8-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-8-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-8-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-8-4	Fourth Amendment, dated as of August 25, 2010 to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-8-5	Fifth Amendment, dated as of September 30, 2010 to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Attached.

10-9	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

10-9-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-9-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-9-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-9-4	Fourth Amendment, dated as of August 25, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004, and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-9-5	Fifth Amendment, dated as of September 30, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004, and effective as of January 5, 2005.	Attached.

10-10	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2004.

Exhibit
Number	Exhibit	Location

10-10-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-10-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-10-3	Third Amendment, dated as of September 28, 2009, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-10-4	Fourth Amendment, dated as of August 25, 2010, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-10-5	Fifth Amendment, dated as of September 30, 2010, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as December 13, 2004 and effective as of January 5, 2005.	Attached.

10-11	Master Assignment and Assumption Agreement, dated September 30, 2010 to (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005; (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004; and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Attached.

10-12	Description of Gannett Co., Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-13	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-13-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-13-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Attached.

10-14	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-14-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-14-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Attached.

10-15	Amendment for section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-16	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

Exhibit
Number	Exhibit	Location

10-17	Termination Benefits Agreement dated as of November 15, 2010 between Gannett Co., Inc. and Paul N. Saleh.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on November 17, 2010.

10-18	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-19	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-20	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-21	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-22	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101	The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 26, 2010, formatted in XBRL includes: (1) Consolidated Statements of Income (Loss) for the 2010, 2009 and 2008 fiscal years, (ii) Consolidated Balance Sheets at December 26, 2010 and December 27, 2009, (iii) Consolidated Cash Flow Statements for the 2010, 2009 and 2008 fiscal years; (iv) Consolidated Statements of Equity for the 2010, 2009 and 2008 fiscal years; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	Attached.
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

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that Gannett hopes will enhance the reading and understanding of Gannett’s 2010 Form 10-K.
AMORTIZATION — A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.
BALANCE SHEET — A summary statement that reflects the company’s assets, liabilities and equity at a particular point in time.
BROADCASTING REVENUES — Primarily amounts charged to customers for commercial advertising aired on the company’s television stations.
CIRCULATION — The number of newspapers sold to customers each day (“paid circulation”). The company keeps separate records of morning, evening and Sunday circulation.
CIRCULATION REVENUES — Amounts charged to newspaper readers or distributors reduced by the amount of discounts. Charges vary from city to city and depend on the type of sale (i.e., subscription or single copy) and distributor arrangements.
COMPREHENSIVE INCOME — The change in equity (net assets) of the company from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally the foreign currency translation adjustment and funded status of postretirement plans.
CURRENT ASSETS — Cash and other assets that are expected to be converted to cash within one year.
CURRENT LIABILITIES — Amounts owed that will be paid within one year.
DEFERRED INCOME — Revenue derived principally from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned (as newspapers are delivered).
DEPRECIATION — A charge against the company’s earnings that allocates the cost of property, plant and equipment over the estimated useful lives of the assets.
DIGITAL/ONLINE REVENUES — These include revenue from advertising placed on web sites that are associated with the company publishing and broadcasting operations which are reflected as revenues of those business segments, and revenues from the businesses that comprise the Digital segment, principal of which are CareerBuilder (employment web site) and PointRoll (technology/marketing services revenue).
DIGITAL SEGMENT — Beginning with 2008, a new digital business segment was reported, which includes CareerBuilder and ShopLocal from the dates of their full consolidation, as well as PointRoll, Planet Discover and Schedule Star.
DISCONTINUED OPERATIONS — A term which refers to businesses which have been sold or disposed of by the company. To achieve comparability in financial reporting for all remaining operations, the results from discontinued operations are reclassified from the normal operating section of the Statements of Income and presented in a separate section entitled “Discontinued Operations.”
DIVIDEND — Payment by the company to its shareholders of a portion of its earnings.
EARNINGS PER SHARE (basic) — The company’s earnings divided by the average number of shares outstanding for the period.
EARNINGS PER SHARE (diluted) — The company’s earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding stock options and restricted stock units.
EQUITY EARNINGS FROM INVESTMENTS — For those investments which are 50% or less owned by the company, an income or loss entry is recorded in the Statements of Income representing the company’s ownership share of the operating results of the investee company.
GAAP — Generally accepted accounting principles.
FOREIGN CURRENCY TRANSLATION — The process of reflecting foreign currency accounts of subsidiaries in the reporting currency of the parent company.
FREE CASH FLOW — Net cash flow from operating activities reduced by purchase of property, plant and equipment as well as payments for investments and increased by proceeds from investments and voluntary pension contributions, net of related tax benefit.
GOODWILL — In a business purchase, this represents the excess of amounts paid over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.
INVENTORIES — Raw materials, principally newsprint, used in the business.
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — The portion of equity and net earnings in consolidated subsidiaries that is owned by others.
ADVERTISING REVENUES — Amounts charged to customers for space purchased in the company’s newspapers and/or the associated web site. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.
PRO FORMA — A non-GAAP manner of presentation intended to provide improved comparability of financial results; it assumes business purchases/dispositions were completed at the beginning of the earliest period discussed (i.e., results are compared for all periods but only for businesses presently owned).
PURCHASE — A business acquisition. The acquiring company records at its cost the acquired assets less liabilities assumed. The reported income of an acquiring company includes the operations of the acquired company from the date of acquisition.
RESTRICTED STOCK — An award that gives key employees the right to shares of the company’s stock, pursuant to a vesting schedule.
RETAINED EARNINGS — The earnings of the company not paid out as dividends to shareholders.
STATEMENT OF CASH FLOWS — A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in the company’s cash and cash equivalents.
STATEMENT OF EQUITY — A statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.
STATEMENT OF INCOME (LOSS) — A financial statement that reflects the company’s profit by measuring revenues and expenses.
STOCK-BASED COMPENSATION — The payment to employees for services received with equity instruments such as stock options and restricted stock.
STOCK OPTION — An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.