Form 10-Q
period 2011-03-27
GANNETT CO INC /DE/
filed 2011-05-04
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of March 27, 2011 was 240,432,276.

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
Results from Operations
Gannett Co., Inc. (the Company) reported 2011 first quarter earnings per diluted share from continuing operations, on a GAAP (generally accepted accounting principles) basis of $0.37 compared to $0.48 for the first quarter of 2010.
The results for the first quarter of 2011 include $7.7 million of non-cash charges primarily associated with facility consolidations ($4.6 million after-tax or $0.02 per share) and $6.0 million in costs due to workforce restructuring ($3.9 million after-tax or $0.02 per share). The results for the first quarter of 2010 included a $2.2 million tax charge related to health care reform legislation and the resultant loss of tax deductibility for retiree health care costs covered by Medicare retiree drug subsidies ($0.01 per share). A separate discussion of operating results excluding these special items (non-GAAP basis) appears on pages 6 to 9.
A consolidated summary of the Company’s results from continuing operations is presented below.
In thousands of dollars, except per share amounts

First Quarter	2011	2010	Change

Operating revenues	$1,251,261	$1,299,585	(4%)
Operating expenses	1,072,645	1,082,555	(1%)

Operating income	$178,616	$217,030	(18%)

Income from continuing operations attributable to Gannett Co., Inc.	$90,493	$116,619	(22%)
Per share — basic	$0.38	$0.49	(22%)
Per share — diluted	$0.37	$0.48	(23%)
Operating Revenues
Operating revenues were $1.3 billion for the first quarter of 2011, a decline of 4% compared to the first quarter of 2010. While digital segment revenue was up 12% in the quarter, publishing revenues were lower in the U.S. and UK impacted by soft ad demand. Severe weather in the Northeast U.S. and in the UK as well as a later Easter this year also adversely impacted comparative first quarter results. The absence of advertising associated with the Olympics, the Super Bowl (which moved from CBS in 2010 to FOX in 2011) and political activities that benefitted the first quarter last year made revenue comparisons for the broadcasting segment difficult, with a decline of 2% reported.
The Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation during the second quarter of 2010. Revenues associated with these businesses, now reflected as discontinued operations, totaled approximately $23 million in the first quarter of 2010.
Operating Expenses
Operating expenses including facility consolidation and workforce restructuring costs in the first quarter this year were down 1% compared to last year. The declines reflect the impact of efficiency efforts and facility consolidations in this and prior quarters. Cost reductions in the publishing segment were offset, in part, by higher costs in the digital segment associated with strong revenue growth and slightly higher expenses in the broadcasting segment.
Newsprint expense was 12% higher for the first quarter, reflecting substantially higher usage prices partially offset by a 10% consumption decline. Pension costs were lower in the quarter, reflecting strong investment returns in 2010 and the closure of the Newsquest pension plan to future benefit accruals.

Operating Income
Operating income was $179 million for the first quarter of 2011, a decrease of $38 million or 18% due to lower revenues partially offset by lower expenses reflecting the impact of efficiency efforts and facility consolidations.
Income from Continuing Operations Attributable to Gannett Co., Inc.
Income from continuing operations attributable to Gannett Co., Inc. was $90 million for the first quarter of 2011, a decrease of $26 million or 22% compared to 2010. Earnings per diluted share were $0.37 in the first quarter compared to $0.48 last year. These lower results paralleled the overall change in operating income.
The following is a discussion of the Company’s reported operating segment results:
Publishing Results
Publishing revenues declined 6% to $930 million from $991 million in the first quarter last year. Publishing revenues are derived principally from advertising and circulation sales, which accounted for 65% and 29%, respectively, of total publishing revenues for the first quarter. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet web sites and mobile applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.
Publishing revenues, in thousands of dollars

First Quarter	2011	2010	Change

Advertising	$601,736	$649,335	(7%)
Circulation	268,213	279,000	(4%)
All other	59,836	63,124	(5%)

Total	$929,785	$991,459	(6%)

The table below presents the principal categories of advertising revenues for the publishing segment.
Advertising revenues, in thousands of dollars

First Quarter	2011	2010	Change

Retail	$302,497	$325,137	(7%)
National	104,736	116,647	(10%)
Classified	194,503	207,551	(6%)

Total publishing advertising revenue	$601,736	$649,335	(7%)

Publishing advertising revenues decreased 7% in the quarter to $602 million from $649 million in the first quarter of 2010. For U.S. publishing, advertising revenue decreased 7% for the first quarter. In the UK, advertising revenues were lower by 10% for the first quarter. On a constant currency basis, advertising revenues in the UK declined 12% for the first quarter. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars increased 2% to 1.60 for the first quarter of 2011 from 1.57 last year.

The percentage changes in the advertising categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	U.S.	Newsquest	Total Constant	Total Publishing
First Quarter	Publishing	(in pounds)	Currency	Segment

Retail	(7%)	(8%)	(7%)	(7%)
National	(11%)	(5%)	(11%)	(10%)
Classified	(3%)	(16%)	(7%)	(6%)

Total	(7%)	(12%)	(8%)	(7%)
Retail advertising revenues for the first quarter declined 7%. Retail advertising comparisons in the first quarter this year were better than comparisons a year ago, but were negatively impacted by severe weather conditions both here and in the UK, a later Easter this year and a soft economy in both countries.
National advertising revenues decreased 10% for the quarter reflecting softer advertising demand at USA TODAY that, although lower overall, was volatile within the quarter. There was strong growth in the telecommunications and credit card categories in the quarter for USA TODAY, while several other key categories including entertainment, travel and technology declined compared to last year.
Classified advertising revenues at the Company’s domestic publishing operations continued to benefit from strength in the automotive and employment categories which have been positive for the last four quarters. Automotive and employment categories in the U.S. were up 6% and 7%, respectively for the quarter. Monthly revenue comparisons for domestic employment advertising improved sequentially within the quarter and increased over 13% in March. The year-over-year comparisons for the real estate category in the U.S. were slightly better in the first quarter relative to the fourth quarter last year. Real estate demand, however, continued to lag, reflecting continued softness in the real estate market particularly in the U.S. UK employment revenues were down significantly due to declines in public sector employment and an overall difficult economy.
The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	U.S.	Newsquest	Total Constant	Total Publishing
First Quarter	Publishing	(in pounds)	Currency	Segment

Automotive	6%	(12%)	3%	3%
Employment	7%	(30%)	(8%)	(7%)
Real Estate	(18%)	(6%)	(14%)	(13%)
Legal	(16%)	—	(16%)	(16%)
Other	(5%)	(11%)	(7%)	(6%)

Total	(3%)	(16%)	(7%)	(6%)
The Company’s publishing operations, including its U.S. Community Publishing Group, the USA TODAY Group and the Newsquest Group, generate advertising revenues from web sites and mobile applications that are associated with their traditional print businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. These online/digital advertising revenues increased 13% for the quarter reflecting the Company’s continued focus on cross-platform sales and the early success of the rollout of the Company’s Yahoo! initiative that began late last year. U.S. Community Publishing digital revenues increased 13% in the quarter reflecting double digit gains in the automotive, employment, national and retail categories. Digital revenues at USA TODAY were 19% higher for the quarter.
Circulation revenues declined 4% for the first quarter of 2011 to $268 million from $279 million last year. Revenue comparisons reflect generally lower circulation volumes. Net paid daily circulation for publishing operations declined 4% for the quarter, while Sunday net paid circulation was down 3%. In the March 2011 Publishers Statement submitted to ABC, circulation for USA TODAY for the previous six months increased slightly from 1,826,622 in 2010 to 1,829,099.
The decrease in “All Other” revenues for the period is primarily due to lower domestic commercial printing revenues.

Publishing operating expenses were down 2% in the quarter to $812 million from $827 million in the first quarter of 2010. The expense decline primarily reflects the result of continuing efficiency efforts and facility consolidation, offset, in part by higher newsprint expenses, workforce restructuring charges and facility consolidation costs. Savings associated with employee furloughs in the quarter totaled $10 million compared to $12 million last year.
Newsprint expense increased 12% in the first quarter, reflecting substantially higher usage prices that were partially offset by a 10% decline in consumption. Newsprint usage price comparisons in the second quarter of 2011 are expected to be less unfavorable than in the first quarter, and consumption is expected to be lower than in the second quarter of 2010.
Publishing segment operating income was $118 million in the quarter, a decrease of 28% compared to $164 million last year. The decrease reflects lower operating revenues partially offset by lower operating expenses, as discussed above.
A separate discussion of publishing operating expenses and operating income excluding the effect of special items (Non-GAAP basis) appears on page 8.
Digital Results
The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover and Metromix.
Digital segment operating revenues were $158 million in the first quarter of 2011 compared to $141 million in 2010, an increase of $17 million or 12%, reflecting primarily higher employment advertising demand at CareerBuilder.
Digital operating expenses were $142 million in the first quarter of 2011 compared to $137 million in 2010, an increase of 3% due to higher selling costs. As a result, digital segment operating income rose to $16 million, a five fold increase compared to the first quarter last year.
First quarter 2011 company-wide digital revenues, which include Digital segment revenues and all digital revenues generated and reported by the other business segments, were $251 million, 12% higher in the first quarter compared to the first quarter in 2010 and were approximately 20% of the Company’s total operating revenues.
Broadcasting Results
Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $164 million in the first quarter, a decline of 2% from $167 million in the first quarter last year which benefitted from $24 million in advertising associated with the Olympics, the Super Bowl and politics.
Television revenues were $158 million compared to $161 million last year, a decline of $3 million reflecting primarily the absence of $19 million in Olympic spending that benefitted the Company’s NBC affiliated stations in the first quarter of 2010 as well as $3 million in politically related advertising and $2 million in ad demand related to the Super Bowl, which moved from CBS in 2010 to Fox in 2011. Retransmission revenues totaled $19 million in the quarter, an increase of 26% from the first quarter last year. The increase in revenues from last year is primarily due to finalizing a retransmission agreement in 2010 with one of the Company’s largest distributors. There are no incremental costs associated with retransmission revenue and therefore all of these revenues contribute directly to operating income. Based on current trends, the Company expects total reported television revenues for the second quarter of 2011 to be flat compared to the second quarter of 2010. Television revenues in 2010’s second quarter benefitted from $12 million in politically related advertising.
Broadcasting operating expenses for the first quarter totaled $100 million, up 1% from the first quarter 2010. Operating income was $63 million compared to $68 million in 2010.
Total adjusted television revenues, defined to exclude the estimated incremental impact of Olympic spending, political related advertising, and the Super Bowl, were up 7% for the first quarter of 2011 as compared to the same period of 2010. The increase is due to strong core advertising results. Core advertising revenues in March, which were not impacted by the Olympics or the Super Bowl, increased 5% from prior year due in part to strength in automotive. Based on current trends, excluding the estimated incremental impact of political spending, the percentage increase in total adjusted television revenues in the second quarter this year compared to the second quarter last year is expected to be in the mid-single digits.

Corporate Expense
Corporate expense in the first quarter of 2011 decreased 4% to $18.5 million from $19.2 million in the first quarter of 2010 primarily due to lower stock based compensation expense resulting from lower stock option award grants.
Non-Operating Income and Expense
Equity Earnings
Equity income increased $3 million for the quarter, reflecting better results at certain newspaper partnerships and certain digital investments.
Interest Expense
The Company’s interest expense for the first quarter was $47 million, up 7% from the first quarter of 2010 as the sharp decline in the average debt balance was offset by a higher average rate as the Company’s debt mix shifts to longer term fixed rate debt. Total average outstanding debt for the first quarter was $2.3 billion in 2011 and $3.0 billion in 2010. The weighted average interest rate for total outstanding debt was 7.32% for the first quarter of 2011 compared to 5.39% last year. The Company reduced its debt by $164 million during the quarter.
At the end of the first quarter of 2011, the Company had approximately $235 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $1 million.
Other Non-Operating Items
Other non-operating items increased $2 million for the quarter, primarily due to an increase in interest and investment income.
Provision for Income Taxes
The Company’s effective income tax rate for continuing operations was 29.9% for the first quarter of 2011, compared to 32.0% for 2010. The higher rate in the prior year primarily reflects the additional income tax charge taken in 2010 for the change in tax status of Medicare subsidies. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 9.
Income from Continuing Operations Attributable to Gannett Co., Inc.
Income from continuing operations attributable to Gannett Co., Inc. was $90 million for the first quarter of 2011, a decrease of $26 million or 22% compared to 2010. Earnings per diluted share were $0.37 in the first quarter compared to $0.48 last year.
The weighted average number of diluted shares outstanding for the first quarter of 2011 totaled 243,308,000 compared to 240,613,000 for the first quarter of 2010. The increase is primarily due to use of shares for part of the Company’s 401k match and shares issued upon stock option exercises. There were no shares repurchased in 2010 or the first quarter of 2011. See Part II, Item 2 for information on share repurchases.
Discontinued Operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and a small directory publishing operation in Michigan. The revenues and expenses, along with associated income taxes, from each of these properties have been removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Income titled “Income from the operation of discontinued operations, net of tax” for each period presented.
Operating Results — Non-GAAP Information
The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.
The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special expense items consisting of workforce restructuring expenses, facility consolidation expenses and a non-cash charge the Company incurred in the first quarter of 2010 related to the tax impact of health care reform legislation. The Company believes that such expenses are not indicative of normal, ongoing operating expenses and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate production facilities and centralize or outsource functions. These expenses include incremental payroll and related benefit costs and accelerated depreciation. Overall, the Company incurred $14 million of such expenses during the first quarter of 2011. The $2 million tax charge incurred in the first quarter of 2010 relates to the impact of major healthcare reform legislation enacted in early 2010 that resulted in the loss of tax deductibility of certain healthcare costs.
Management uses non-GAAP financial performance measures for purposes of evaluating business unit and consolidated company performance. The Company therefore believes that each of the non-GAAP measures provides useful information to investors by allowing them to view the Company’s businesses through the eyes of management and the Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of its businesses. In addition, many of the Company’s peer group companies present similar non-GAAP measures so the presentation of such measures facilitates industry comparisons.
Non-GAAP Financial Tables/Reconciliations
On an as adjusted basis using non-GAAP amounts for expenses, operating results in thousands of dollars, except per share amounts, were as follows:

First Quarter	2011	2010	Change

Operating revenues	$1,251,261	$1,299,585	(4%)
Adjusted operating expenses, non-GAAP basis	1,059,022	1,082,555	(2%)

Adjusted operating income, non-GAAP basis	$192,239	$217,030	(11%)

Adjusted income from continuing operations attributable to Gannett Co., Inc., non-GAAP basis	$98,916	$118,819	(17%)

Adjusted income per share — diluted, non-GAAP basis	$0.41	$0.49	(16%)
Excluding all special items, adjusted income from continuing operations attributable to Gannett Co., Inc. on a non-GAAP basis decreased 17% for the first quarter versus the comparable adjusted figure for 2010. Adjusted earnings from continuing operations per diluted share on a non-GAAP basis decreased 16% to $0.41 in the first quarter of 2011 versus $0.49 in 2010.
Adjustments to remove special items from GAAP results in thousands of dollars, except per share amounts, follow:

First Quarter	2011	2010	Change

Operating expense (GAAP basis)	$1,072,645	$1,082,555	(1%)
Remove special items:
Workforce restructuring	(5,967)	—	***
Facility consolidation charges	(7,656)	—	***

As adjusted (non-GAAP basis)	$1,059,022	$1,082,555	(2%)

Operating income (GAAP basis)	$178,616	$217,030	(18%)
Remove special items:
Workforce restructuring	5,967	—	***
Facility consolidation charges	7,656	—	***

As adjusted (non-GAAP basis)	$192,239	$217,030	(11%)

First Quarter	2011	2010	Change

Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$90,493	$116,619	(22%)
Remove special items (net of tax):
Workforce restructuring	3,867	—	***
Facility consolidation charges	4,556	—	***
Tax charge for health care legislation	—	2,200	***

As adjusted (non-GAAP basis)	$98,916	$118,819	(17%)

Diluted earnings per share from continuing operations (GAAP basis)	$0.37	$0.48	(23%)
Remove special items (net of tax):
Workforce restructuring	0.02	—	***
Facility consolidation charges	0.02	—	***
Tax charge for health care legislation	—	0.01	***

As adjusted (non-GAAP basis)	$0.41	$0.49	(16%)

Consolidated operating expenses on a non-GAAP basis for the first quarter of 2011, adjusted for $8 million of non-cash charges primarily associated with facility consolidations and $6 million in costs due to workforce restructuring, declined 2% as compared to 2010. The decline reflects the impact of efficiency efforts and facility consolidations in this and prior quarters. Payroll expenses, excluding workforce restructuring costs, were down 1% for the quarter compared to 2010. Cost reductions were offset, in part, by higher newsprint expenses, higher costs in the digital segment associated with strong revenue growth and slightly higher expenses in the broadcasting segment.
As a result of the above cost factors as well as lower overall revenues, as adjusted operating income on a non-GAAP basis was $192 million for the first quarter of 2011, a decrease of 11% from the comparable period last year. Adjusted income from continuing operations attributable to Gannett Co., Inc on a non-GAAP basis was $99 million, a decrease of $20 million or 17% compared to last year.
A summary of the impact of the facility consolidations and workforce restructuring charges on the Company’s publishing segment is presented below in thousands of dollars:

First Quarter	2011	2010	Change

Publishing segment operating expenses (GAAP basis)	$812,188	$827,026	(2%)
Remove special items:
Workforce restructuring	(5,967)	—	***
Facility consolidation charges	(7,656)	—	***

As adjusted (non-GAAP basis)	$798,565	$827,026	(3%)

Publishing segment operating income (GAAP basis)	$117,597	$164,433	(28%)
Remove special items:
Workforce restructuring	5,967	—	***
Facility consolidation charges	7,656	—	***

As adjusted (non-GAAP basis)	$131,220	$164,433	(20%)

Publishing segment operating expenses in the first quarter of 2011 were impacted by $8 million of non-cash charges primarily associated with facility consolidations and $6 million in costs due to workforce restructuring. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $799 million. This decline primarily reflects the result of continuing efficiency efforts and facility consolidations, offset, in part, by an increase in newsprint expense. As adjusted operating income for the publishing segment on a non-GAAP basis was $131 million for the first quarter of 2011, or a decrease of 20% from the comparable period last year.

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

First Quarter	2011	2010

Provision for income taxes as reported (GAAP basis)	$38,600	$54,813
Tax charge for health care legislation	—	(2,200)
Workforce restructuring	2,100	—
Facility consolidation charges	3,100	—

As adjusted (non-GAAP basis)	$43,800	$52,613

As adjusted effective tax rate (non-GAAP basis)	30.7%	30.7%
The adjusted non-GAAP tax rate for the first quarter of 2011 is even with the comparable figure from the first quarter last year at 30.7%. In both years, certain reserves were released due to audit settlements and the lapse of certain statutes of limitations.
Certain Matters Affecting Future Operating Results
The Company’s revenues for the remainder of 2011 will be influenced by economic conditions in the U.S. and UK which may continue to dampen ad revenue demand for publishing. Conditions in the UK remain especially fragile as consumer confidence is subdued, driven by concerns about the impact of public sector spending cuts. Broadcast revenues will continue to face comparative challenges due to reduced political spending in 2011. Excluding the incremental impact of political spending, the Company expects broadcast revenues to increase due to strength in core advertising and retransmission revenues. Digital revenues will likely continue to increase due to higher online employment demand that will positively impact CareerBuilder results.
Operating expenses are expected to be relatively flat as the benefit of efficiency efforts and facility consolidations will be offset by higher newsprint prices and increased digital expenses related to higher digital revenues.
The Company’s effective tax rate for the second quarter will be favorably impacted by approximately $25 million from the release of uncertain tax position reserves resulting from audit settlements that occurred in the second quarter of 2011.
Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows
The Company’s net cash flow from operating activities was $224 million for the first three months of 2011, compared to $292 million for the first three months of 2010. The decline parallels the year over year change in aggregate operating results for the Company’s business segments.
Cash flows used for investing activities totaled $6 million for the first three months of 2011, reflecting $13 million of capital spending and $2 million of payments for certain publishing business acquisitions. The Company also received $5 million of proceeds from investments and $4 million of proceeds from the sale of certain assets.
Cash flows used for financing activities totaled $259 million for the first three months of 2011 reflecting net debt payments of $166 million, payment of dividends totaling $10 million and an $85 million payment made to repurchase a noncontrolling membership interest. The Company’s quarterly dividend of $0.04 per share, which was declared in the fourth quarter of 2010, was paid in January 2011. Cash flows used for financing activities totaled $271 million for the first three months of 2010 reflecting net debt payments of $262 million and payment of dividends totaling $9 million.
At the end of the first quarter of 2011, the Company’s total long term debt was $2.2 billion and its senior leverage ratio was 1.88x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements and term loan agreement.

The long-term debt of the Company is summarized below:

In thousands of dollars	Mar. 27, 2011	Dec. 26, 2010
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,333	$433,196
Unsecured floating rate term loan due July 2011	180,000	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,431	306,397
Borrowings under revolving credit agreements expiring September 2014	55,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,091	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	58,369	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,648	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	166,855	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,912	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,490	246,403

Total long-term debt	$2,188,129	$2,352,242

On March, 27, 2011, the Company had unused borrowing commitments of $1.58 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company expects that it will use a combination of cash flow from operating activities and borrowings from the credit facilities to fund its debt maturing in June 2011 and July 2011.
The fair value of the Company’s total long-term debt, based on quoted market prices for the individual tranches of debt, totaled $2.4 billion at March 27, 2011.
On February 23, 2011, the Board of Directors declared a dividend of $0.04 per share, payable on April 1, 2011, to shareholders of record as of the close of business on March 4, 2011.
On July 25, 2006, the Board of Directors authorized the repurchase of an additional $1 billion of the Company’s common stock. The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. As of March 27, 2011, the Company had remaining authority to repurchase up to $808.9 million of the Company’s common stock. At this time, the Company is not repurchasing shares of its common stock. For more information on the share repurchase program, refer to Item 2 of Part II of this Form 10-Q.
The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $419 million at the end of the first quarter 2011 versus $395 million at the end of 2010. This change reflects a 4% increase in the exchange rate for the British pound. Newsquest’s assets and liabilities at March 27, 2011 and December 26, 2010 were translated from the British pound to U.S. dollars at an exchange rate of 1.60 and 1.54, respectively. For the first quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.60 for 2011 compared to 1.57 for 2010.
The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2011 would have increased or decreased approximately 2%.
Looking ahead, the Company expects to fund capital expenditures, interest, dividends, contributions to its pension plans and other operating requirements through cash flows from operations. During the second quarter of 2011, the Company contributed $14 million to the Gannett Retirement Plan. The Company expects to fund debt maturities including amounts due in June 2011 of $433 million and amounts due in July 2011 of $180 million, acquisitions and investments through a combination of cash flows from operations, borrowing under its credit agreements or funds raised in the capital or credit markets. The Company’s financial and operating performance and its ability to generate sufficient cash flow for these purposes and to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Non-GAAP Liquidity Measure
The Company’s free cash flow, a non-GAAP liquidity measure, was $216 million in the first quarter of 2011. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in the businesses, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.
A reconciliation from “Net cash flow from operating activities” to “Free cash flow” follows:
Free Cash Flow, in thousands of dollars

First Quarter	2011	2010

Net cash flow from operating activities	$224,082	$292,187
Purchase of property, plant and equipment	(12,628)	(8,879)
Voluntary employer pension contributions	—	10,000
Tax benefit for voluntary employer pension contributions	—	(4,000)
Payments for investments	(475)	(2,716)
Proceeds from investments	5,465	5,834

Free cash flow	$216,444	$292,426

The year over year decline in free cash flow parallels changes in the Company’s operating results as previously discussed in this report.
Critical Accounting Policies and the Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could significantly differ from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Goodwill:
As of March 27, 2011, goodwill represented approximately 43% of the Company’s total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual measurement date is the end of its fiscal year. In the first step of the test, the Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation. Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business and future economic and market conditions. The fair value of the Company’s reporting units is also impacted by the Company’s overall market capitalization. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the Company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

The Company has 6 major reporting units (defined as reporting units with goodwill in excess of $50 million) which accounted for 97% of its goodwill balance at December 26, 2010, the most recent annual impairment testing date. The following table shows the aggregate goodwill for these units summarized at the segment level (in millions of dollars):

Goodwill
Segment	Balance
Publishing	$521
Broadcast	$1,619
Digital	$625
In the case of the Publishing segment there are three major reporting units that comprise the goodwill balance shown above. The aggregate estimated fair value of these reporting units significantly exceeded the carrying value. In order for these reporting units to fail step one of the goodwill impairment test, the estimated value of the reporting units would have to decline by over 50% for U.S. Community Publishing and Newsquest and by over 75% for the USA Today Group (which includes USA Today Brand properties, associated printing operations and USA Weekend).
For the Broadcast segment, which is considered a single reporting unit, estimated fair value significantly exceeded carrying value at the end of 2010. In order for the Broadcast reporting unit to fail step one of the goodwill impairment test, its estimated fair value would have to decline by over 25%.
For the two Digital businesses reflected in the balance above, PointRoll and CareerBuilder, the estimated fair value at the end of 2010 significantly exceeded carrying value. In order for either of these reporting units to fail step one of the goodwill impairment test, the estimated fair value would have to decline by over 50% for PointRoll and 40% for CareerBuilder.
Considering the ample excess fair value amounts discussed above, along with current business expectations for these reporting units, as well as market and other economic conditions, the Company does not believe any of its major reporting units are at risk of requiring a goodwill impairment charge for the foreseeable future.
Indefinite Lived Intangibles:
This asset grouping consists of mastheads and trade names for publishing and digital businesses and FCC licenses for television stations.
Newspaper mastheads (newspaper titles and website domain names) and other trade names are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. The Company uses a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead or trade name. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. No impairments in this asset category are indicated at this time.
Television FCC licenses for the Atlanta and Denver markets are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the license with its carrying amount. Fair value is estimated using an income approach referred to as the “Greenfield Approach.” This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. No impairment of the carrying value of these licenses is indicated at this time. In addition, the Company does not believe that either of these FCC licenses are at risk of requiring an impairment charge for the foreseeable future.

Other Long-Lived Assets (Property, Plant and Equipment and Amortizable Intangible Assets):
Property, plant and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases, where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.
Accelerated depreciation was recorded in the first quarter of 2011 for certain property, plant and equipment, reflecting specific decisions in recent quarters to consolidate production and other business services in the newspaper segment.
The Company reviews its property, plant and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups/local business units. Due to expected continued cash flow in excess of carrying value from its businesses, no property, plant or equipment assets are considered impaired.
The Company’s amortizable intangible assets consist mainly of customer relationships. These asset values are amortized systematically over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value. No such triggering events relative to those assets have occurred.
For certain of these amortizable intangible assets, a significant deterioration in operating results at the underlying business unit could lead to future impairment charges.
Pension and Other Postretirement Benefits:
The determination of pension plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. For other postretirement benefit (OPEB) plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, critical assumptions in determining OPEB obligations and expense are the discount rate and the assumed health care cost-trend rates.
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Company’s principal retirement plan is the Gannett Retirement Plan (GRP). The GRP accounted for 74% of Company pension plan assets and 71% of company-wide pension obligations at December 26, 2010, the most recent measurement date. Substantially all GRP participants had their benefits under this plan frozen effective August 1, 2008. At the end of 2010, the plan’s projected benefit obligations were $2.27 billion, plan assets were valued at $1.93 billion and the plan was therefore 85% funded.
To estimate the long-term rate of return on pension assets, the Company uses a process that incorporates actual historical asset-class returns and an assessment of expected future performance. The Company uses an assumption of 8.75% for its expected return on GRP assets. For the eight years ending December 26, 2010, actual asset returns averaged 9.1% for this plan. This eight year measurement period reflects performance since adoption of a major strategic policy change in the investment strategy for the GRP. A change in the expected long-term return on plan assets would increase or decrease pension plan expense. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point increase in the expected rate of return on GRP assets would decrease estimated pension plan expense for 2011 by approximately $10 million. Actual rates of return on plan assets may vary significantly from estimates because of changes in financial markets.
U.S. accounting rules specify that discount rates reflect rates at which pension benefits could be effectively settled using high quality fixed income investments with maturities similar to the benefit payments. The Company developed the discount rate for the GRP by matching the projected future cash flows of the plan to a modeled yield curve consisting of high-quality Aa-graded non-callable bonds. An increase in the discount rate for the GRP would decrease the pension obligations, thus changing the funded status recorded on the Company’s Consolidated Balance Sheet. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point change in the discount rate applied to the GRP at the end of 2010 would have changed plan obligations by approximately $100 million. A 50 basis point change in the discount rate for the plan at the end of 2010 would change total pension plan expense for 2011 by approximately $0.6 million.

The Company’s principal pension plan in the UK, the Newsquest Pension Plan, has also been frozen to future accruals. At December 26, 2010, the most recent measurement date, this plan had liabilities of $679 million, assets of $588 million and was therefore 87% funded. This plan would be subject to the same accounting impacts as the GRP, although to a lesser amount, based upon changes in discount rate and the investment return assumptions.
The Company developed its discount rate for its OPEB plans using the same methodology as that described for the GRP. As an indication of discount rate sensitivity to the determination of estimated OPEB expense in 2011, a 50 basis point change in the discount rate for the Company’s OPEB plans would change estimated OPEB expense by approximately $0.5 million and would have changed OPEB liabilities at the end of 2010 by approximately $7 million. The assumed health care cost-trend rate also affects OPEB liabilities and expense. The effect of a 100 basis point change in the health care cost trend rate would result in a change of approximately $8 million in the December 26, 2010 postretirement benefit obligation and a $0.5 million change in the aggregate service and interest components of the 2010 expense.
Income Taxes:
The Company’s annual tax rate is based on its income, statutory tax regulations and rates, and tax planning opportunities available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the Company’s annual tax expense and in evaluating its tax positions.
Tax law requires items to be included in the Company’s tax returns at different times than when the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses recorded for accounting purposes that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, the Company considers the reversal of existing temporary differences, the existence of taxable income in prior carryback years, available tax planning strategies and estimates of future taxable income for each of its taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of March 27, 2011 and December 26, 2010, deferred tax asset valuation allowances totaled $42 million and $44 million, respectively. Although realization is not assured, the Company believes it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. Projected future taxable income is the principal basis upon which this assumption is made.
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). The Company may be required to change its provision for income taxes when the ultimate deductibility of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances (refer to page 9 for a discussion of the release of certain tax reserves to be recorded in the second quarter of 2011). Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
The effect of a one percentage point change in the effective tax rate in the first quarter of 2011 would have resulted in a change of $1.3 million in the provision for income taxes and net income attributable to Gannett Co., Inc.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 27, 2011	Dec. 26, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$142,217	$183,014
Trade receivables, less allowance for doubtful receivables (2011 — $41,483; 2010 — $39,419)	630,529	717,377
Other receivables	18,006	30,746
Inventories	84,414	72,025
Deferred income taxes	20,442	21,254
Prepaid expenses and other current assets	88,611	95,064
Assets held for sale	19,654	19,654

Total current assets	1,003,873	1,139,134

Property, plant and equipment
Cost	4,179,741	4,170,740
Less accumulated depreciation	(2,453,934)	(2,412,629)

Net property, plant and equipment	1,725,807	1,758,111

Intangible and other assets
Goodwill	2,854,603	2,836,960
Indefinite-lived and amortizable intangible assets, less accumulated amortization	518,491	518,797
Deferred income taxes	173,332	170,385
Investments and other assets	390,583	393,457

Total intangible and other assets	3,937,009	3,919,599

Total assets	$6,666,689	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 27, 2011	Dec 26, 2010
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$188,362	$232,952
Compensation, interest and other accruals	360,739	394,942
Dividends payable	9,690	9,680
Income taxes	43,335	31,565
Deferred income	258,755	224,047

Total current liabilities	860,881	893,186

Income taxes	134,614	137,497
Long-term debt	2,188,129	2,352,242
Postretirement medical and life insurance liabilities	162,264	168,322
Pension liabilities	622,755	619,340
Other long-term liabilities	236,631	228,008

Total liabilities	4,205,274	4,398,595

Redeemable noncontrolling interest	—	84,176

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	624,889	630,316
Retained earnings	6,955,547	6,874,641
Accumulated other comprehensive loss	(346,630)	(365,334)

	7,558,225	7,464,042

Less treasury stock, 83,986,356 shares and 84,909,612 shares, respectively, at cost	(5,277,370)	(5,300,288)

Total Gannett Co., Inc. shareholders’ equity	2,280,855	2,163,754

Noncontrolling interests	180,560	170,319

Total equity	2,461,415	2,334,073

Total liabilities, redeemable noncontrolling interest and equity	$6,666,689	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	Mar. 27, 2011	Mar. 28, 2010	(Dec)
Net Operating Revenues:
Publishing advertising	$601,736	$649,335	(7.3)
Publishing circulation	268,213	279,000	(3.9)
Digital	157,594	140,638	12.1
Broadcasting	163,882	167,488	(2.2)
All other	59,836	63,124	(5.2)

Total	1,251,261	1,299,585	(3.7)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	717,515	732,109	(2.0)
Selling, general and administrative expenses, exclusive of depreciation	297,547	295,133	0.8
Depreciation	41,638	47,351	(12.1)
Amortization of intangible assets	8,289	7,962	4.1
Facility consolidation charges	7,656	—	***

Total	1,072,645	1,082,555	(0.9)

Operating income	178,616	217,030	(17.7)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	3,458	533	***
Interest expense	(46,629)	(43,473)	7.3
Other non-operating items	1,297	(523)	***

Total	(41,874)	(43,463)	(3.7)

Income before income taxes	136,742	173,567	(21.2)
Provision for income taxes	38,600	54,813	(29.6)

Income from continuing operations	98,142	118,754	(17.4)
Income from the operation of discontinued operations, net of tax	—	560	***

Net income	98,142	119,314	(17.7)
Net income attributable to noncontrolling interests	(7,649)	(2,135)	***

Net income attributable to Gannett Co., Inc.	$90,493	$117,179	(22.8)

Income from continuing operations attributable to Gannett Co., Inc.	$90,493	$116,619	(22.4)
Income from the operation of discontinued operations, net of tax	—	560	***

Net income attributable to Gannett Co., Inc.	$90,493	$117,179	(22.8)

Earnings from continuing operations per share — basic	$0.38	$0.49	(22.4)
Earnings from discontinued operations
Discontinued operations per share — basic	—	—	***

Net income per share — basic	$0.38	$0.49	(22.4)

Earnings from continuing operations per share — diluted	$0.37	$0.48	(22.9)
Earnings from discontinued operations
Discontinued operations per share — diluted	—	0.01	***

Net income per share — diluted	$0.37	$0.49	(24.5)

Dividends per share	$0.04	$0.04	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Mar. 27, 2011	Mar. 28, 2010
Cash flows from operating activities:
Net income	$98,142	$119,314
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	49,927	55,903
Facility consolidation charges	7,656	—
Pension (benefit) expense, net of pension contributions	(1,583)	(3,575)
Equity income in unconsolidated investees, net	(3,458)	(533)
Stock-based compensation — equity awards	9,653	12,943
Change in other assets and liabilities, net	63,745	108,135

Net cash flow from operating activities	224,082	292,187

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,628)	(8,879)
Payments for acquisitions, net of cash acquired	(2,280)	(15,164)
Payments for investments	(475)	(2,716)
Proceeds from investments	5,465	5,834
Proceeds from sale of assets	3,910	5,194

Net cash used for investing activities	(6,008)	(15,731)

Cash flows from financing activities:
Payments of borrowings under revolving credit agreements	(166,000)	(262,000)
Dividends paid	(9,576)	(9,493)
Proceeds from issuance of common stock upon exercise of stock options	1,416	638
Repurchase of noncontrolling membership interest	(85,149)	—

Net cash used for financing activities	(259,309)	(270,855)

Effect of currency exchange rate change	438	(248)

Net increase in cash and cash equivalents	(40,797)	5,353
Balance of cash and cash equivalents at beginning of period	183,014	98,795

Balance of cash and cash equivalents at end of period	$142,217	$104,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2011
NOTE 1 — Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. The financial statements covering the thirteen week period ended March 27, 2011, and the comparable period of 2010, reflect all adjustments which, in the opinion of the Company, are necessary for a fair statement of results for the interim periods and reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
NOTE 2 — Recent accounting standards
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. The new guidance applies prospectively to agreements entered after 2010. ASU 2009-13 did not have a material impact on the Company’s consolidated results of operations or financial condition.
NOTE 3 — Facility consolidation charges
The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets, which were taken out of service during the quarter or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the Company recorded pre-tax charges of $7.7 million in the first quarter of 2011. Current and deferred tax benefits were recognized for these charges and, therefore, the first quarter after-tax impact was $4.6 million or $0.02 per share.
NOTE 4 — Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 27, 2011 and December 26, 2010.

	Mar. 27, 2011		Dec. 26, 2010
		Accumulated		Accumulated
(in thousands of dollars)	Gross	Amortization	Gross	Amortization

Goodwill	$2,854,603	$—	$2,836,960	$—
Indefinite-lived intangibles:
Mastheads and trade names	93,435	—	92,673	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	311,890	169,885	311,646	166,068
Other	55,950	28,203	56,628	31,386
Amortization expense was $8.3 million in the quarter ended March 27, 2011. For the first quarter of 2010, amortization expense was $8.0 million. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include commercial internally developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through March 27, 2011

(in thousands of dollars)	Publishing	Digital	Broadcasting	Total
Balance at Dec. 26, 2010
Goodwill	$7,599,030	$675,527	$1,618,563	$9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)

Net balance at Dec. 26, 2010	579,473	638,924	1,618,563	2,836,960

Activity during the period
Acquisitions and adjustments	9,634	(5,105)	—	4,529
Foreign currency exchange rate changes	7,255	5,762	97	13,114

Total	16,889	657	97	17,643

Balance end of period
Goodwill	7,701,945	676,184	1,618,660	9,996,789
Accumulated impairment losses	(7,105,583)	(36,603)	—	(7,142,186)

Net balance at Mar. 27, 2011	$596,362	$639,581	$1,618,660	$2,854,603

NOTE 5 — Long-term debt
The long-term debt of the Company is summarized below:

(in thousands of dollars)	Mar. 27, 2011	Dec. 26, 2010
Unsecured notes bearing fixed rate interest at 5.75% due June 2011	$433,333	$433,196
Unsecured floating rate term loan due July 2011	180,000	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,431	306,397
Borrowings under revolving credit agreements expiring September 2014	55,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,091	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	58,369	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,648	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	166,855	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,912	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,490	246,403

Total long-term debt	$2,188,129	$2,352,242

For the first three months of 2011 the Company’s long-term debt was reduced by $164 million reflecting repayments of borrowings under the revolving credit agreements of $166 million partially offset by debt discount amortization.
On March, 27, 2011, the Company had unused borrowing commitments of $1.58 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company expects that it will use a combination of cash flow from operating activities and borrowings from the credit agreements to fund its debt maturing in June 2011 and July 2011.

NOTE 6 — Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

	Thirteen Weeks Ended
	Mar. 27,	Mar. 28,
(in thousands of dollars)	2011	2010

Service cost-benefits earned during the period	$2,105	$4,052
Interest cost on benefit obligation	42,872	43,125
Expected return on plan assets	(53,099)	(47,727)
Amortization of prior service cost	1,875	1,624
Amortization of actuarial loss	9,281	11,134

Pension expense for Company-sponsored retirement plans	3,034	12,208
Union and other pension cost	998	1,287

Pension cost	$4,032	$13,495

In the second quarter of 2011, the Company made a $14 million contribution to the Gannett Retirement Plan.
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

	Thirteen Weeks Ended
	Mar. 27,	Mar. 28,
(in thousands of dollars)	2011	2010

Service cost-benefits earned during the period	$175	$389
Interest cost on net benefit obligation	2,375	2,814
Amortization of prior service credit	(4,875)	(4,844)
Amortization of actuarial loss	1,200	1,227

Net periodic postretirement benefit (credit) cost	$(1,125)	$(414)

NOTE 8 — Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $108.7 million as of Dec 26, 2010 and $109.9 million as of March 27, 2011. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 26, 2010 was $153.5 million and as of March 27, 2011 was $152.9 million. The $0.6 million decrease reflects a reduction for the lapses of statutes of limitations of $1.8 million, reductions for prior year tax positions of $1.5 million, and state audit settlements of $0.1 million. The decrease from these factors is partially offset by an increase for prior year tax positions of $0.7 million and an increase for current year tax positions of $2.1 million.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense, and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized net interest and penalty expense of $1.1 million and $0.1 million during the first quarter of 2011 and 2010, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 26, 2010, was approximately $36.5 million and as of March 27, 2011, was approximately $37.7 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2010 tax years remain subject to examination by the IRS. The 2005 through 2010 tax years generally remain subject to examination by state authorities, and the years 2003-2010 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing state audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $84 million within the next 12 months.
NOTE 9 — Supplemental equity information
The following table summarizes equity account activity for the thirteen week periods ended March 27, 2011 and March 28, 2010. The redeemable noncontrolling interest accretion relates to redeemable stock formerly held by a noncontrolling owner of CareerBuilder that provided a fixed return on the noncontrolling owner’s investment.

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	90,493	7,649	98,142
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	18,704	3,502	22,206
Dividends declared	(9,587)	—	(9,587)
Stock option and restricted stock compensation	9,653	—	9,653
401(k) match	6,386	—	6,386
Other activity	1,452	63	1,515

Balance at Mar. 27, 2011	$2,280,855	$180,560	$2,461,415

	Gannett Co., Inc.
	Shareholders’	Noncontrolling
(in thousands of dollars)	Equity	Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475
Comprehensive income:
Net income	117,179	2,135	119,314
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,380)	(1,380)
Other comprehensive income	(28,298)	(2,570)	(30,868)
Dividends declared	(9,524)	—	(9,524)
Stock option and restricted stock compensation	12,943	—	12,943
401(k) match	5,132	—	5,132
Other activity	1,033	—	1,033

Balance at Mar. 28, 2010	$1,702,390	$141,735	$1,844,125

The table below presents the components of comprehensive income for the first quarter of 2011 and 2010.

	Thirteen Weeks Ended
	Mar. 27,	Mar. 28,
(in thousands of dollars)	2011	2010

Net income	$98,142	$119,314
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	(973)	(1,380)
Other comprehensive income (loss):
Foreign currency translation adjustment	24,553	(43,591)
Other	(2,347)	12,723

Total other comprehensive income (loss)	22,206	(30,868)

Total comprehensive income	119,375	87,066

Comprehensive income (loss) attributable to the noncontrolling interest	10,178	(1,815)

Comprehensive income attributable to Gannett Co., Inc.	$109,197	$88,881

During the first quarter of 2011, CareerBuilder repurchased a membership interest held by a noncontrolling interest. As a result, Gannett’s ownership percentage in CareerBuilder increased from 50.8% to 52.9%.
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
The following table summarizes the financial instruments measured at fair value in the accompanying condensed consolidated balance sheet as of March 27, 2011 and December 26, 2010 (in thousands of dollars):

	Fair Value Measurements as of
	Mar. 27, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$16,755	$—	$—	$16,755
Rabbi trust investments	$27,692	$—	$—	$27,692

	Fair Value Measurements as of
	Dec. 26, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$15,976	$—	$—	$15,976
Rabbi trust investments	$26,902	$—	$—	$26,902
The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.4 billion and $2.5 billion at March 27, 2011 and December 26, 2010, respectively.

In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and are reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At March 27, 2011 and December 26, 2010, the aggregate carrying amount of such investments was $17 million and $16 million, respectively. No events or changes in circumstances have occurred since December 26, 2010 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment during the first quarter of 2011.
NOTE 11 — Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are publishing, digital, and broadcasting. Publishing includes U.S. Community Publishing, Newsquest operations in the UK and the USA TODAY group. The digital segment includes CareerBuilder, ShopLocal, Planet Discover, Metromix and PointRoll. Broadcasting includes the Company’s 23 television stations and Captivate.

	Thirteen weeks ended		% Inc
(in thousands of dollars)	Mar. 27, 2011	Mar. 28, 2010	(Dec)
Net Operating Revenues:
Publishing	$929,785	$991,459	(6.2)
Digital	157,594	140,638	12.1
Broadcasting	163,882	167,488	(2.2)

Total	$1,251,261	$1,299,585	(3.7)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$117,597	$164,433	(28.5)
Digital	16,085	3,350	***
Broadcasting	63,459	68,495	(7.4)
Corporate	(18,525)	(19,248)	(3.8)

Total	$178,616	$217,030	(17.7)

Depreciation, amortization and facility consolidation charges:
Publishing	$38,920	$35,028	11.1
Digital	7,424	8,077	(8.1)
Broadcasting	7,459	8,193	(9.0)
Corporate	3,780	4,015	(5.9)

Total	$57,583	$55,313	4.1

NOTE 12 — Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

	Thirteen weeks ended
(in thousands except per share amounts)	Mar. 27, 2011	Mar. 28, 2010
Income from continuing operations attributable to Gannett Co., Inc.	$90,493	$116,619
Income from the operation of discontinued operations, net of tax	—	560

Net income attributable to Gannett Co., Inc.	$90,493	$117,179

Weighted average number of common shares outstanding — basic	239,712	237,447
Effect of dilutive securities
Stock options	1,446	1,606
Restricted stock	2,150	1,560

Weighted average number of common shares outstanding — diluted	243,308	240,613

Earnings from continuing operations per share — basic	$0.38	$0.49
Earnings from discontinued operations
Discontinued operations per share — basic	—	—

Net income per share — basic	$0.38	$0.49

Earnings from continuing operations per share — diluted	$0.37	$0.48
Earnings from discontinued operations
Discontinued operations per share — diluted	—	0.01

Net income per share — diluted	$0.37	$0.49

NOTE 13 — Litigation
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2011 would have increased or decreased approximately 2%.
At the end of the first quarter of 2011, the Company had approximately $235 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $1 million.
The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $2.4 billion at March 27, 2011.

Item 4.	Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of March 27, 2011, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases in the first quarter of 2011. The approximate dollar value of shares that may yet be purchased under the program is $809 million. While there is no expiration date for the repurchase program, the Board of Directors reviews the authorization of the program annually.

Item 6.	Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011	GANNETT CO., INC.

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

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 27, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the year-to-date periods ended March 27, 2011 and March 28, 2010, (ii) Condensed Consolidated Balance Sheets at March 27, 2011 and December 26, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended March 27, 2011 and March 28, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
Attached.