Form 10-Q
period 2011-06-26
GANNETT CO INC /DE/
filed 2011-08-03
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of June 26, 2011 was 240,794,072.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Results from Operations

Gannett Co., Inc. (the Company) reported 2011 second quarter earnings per diluted share from continuing operations, on a GAAP (generally accepted accounting principles) basis of $0.62 compared to $0.73 for the second quarter of 2010.

Results for the second quarter of 2011 include $6 million of non-cash charges primarily associated with facility consolidations ($4 million after-tax or $0.02 per share), $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share) and a $20 million ($0.08 per share) net tax benefit related primarily to a tax settlement covering multiple years. Results for the second quarter of 2010 included a $29 million ($0.12 per share) net tax benefit due primarily to the expiration of the statutes of limitations and the release of certain reserves related to the sale of a business in a prior year partially offset by additions to reserves for prior year tax positions.

A consolidated summary of the Company’s results from continuing operations is presented below.

In thousands of dollars, except per share amounts

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change
Operating revenues	$1,334,939	$1,365,143	(2%)
Operating expenses	1,093,185	1,092,534	—

Operating income	$241,754	$272,609	(11%)

Income from continuing operations attributable to Gannett Co., Inc.	$151,527	$175,165	(13%)
Per share – basic	$0.63	$0.74	(15%)
Per share – diluted	$0.62	$0.73	(15%)

Operating Revenues

Operating revenues declined 2% to $1.33 billion for the second quarter of 2011 and 3% to $2.59 billion for the first six months of the year. Revenue growth in the digital segment increased significantly in the quarter and year-to-date period due primarily to strong revenue growth at CareerBuilder. Broadcasting segment revenue was up in the quarter overcoming the impact of the crisis in Japan on auto advertising and significantly lower political spending compared to the level achieved in the second quarter last year. For the year-to-date period, broadcasting segment revenue was down due to the absence of advertising associated with the Olympics, the Super Bowl (which moved from CBS in 2010 to Fox in 2011), and political activities. Revenue results for the quarter and year-to-date period in the publishing segment reflect an increase in digital advertising placed on websites affiliated with publishing operations tempered by the softening economic environment and continued weakness in the real estate market.

The Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation during the second quarter of 2010. Revenues associated with these businesses, reflected as discontinued operations, totaled approximately $10 million and $33 million in the second quarter and year-to-date periods of 2010.

Operating Expenses

Operating expenses including facility consolidation and workforce restructuring costs in the second quarter and year-to-date period this year were relatively unchanged compared to last year. These expense results reflect ongoing efforts to create efficiencies through various means, including facility consolidations in this and prior quarters. Lower expenses in the publishing and broadcast segments were offset by higher costs in the digital segment which resulted from that segment’s solid revenue growth and investments in new initiatives.

Newsprint expense comparisons to the prior year were 9% higher for the second quarter and 11% higher for the year-to-date period, reflecting substantially higher usage prices partially offset by a 9% consumption decline for the quarter and a 10% consumption decline for the year-to-date period. Pension costs were lower in the quarter and year-to-date period, reflecting strong investment returns in 2010 and the impact of the closure of the Newsquest pension plan to future benefit accruals effective March 31, 2011.

Operating Income

Operating income was $242 million for the second quarter of 2011, a decrease of $31 million or 11%. The second quarter decline was principally due to lower publishing segment revenues which were partially offset by lower publishing segment expenses. For broadcasting, successful revenue efforts to overcome much higher political spending last year as well as lower expenses led to an increase in operating income of 3%. Operating income for digital improved by 32% reflecting significant revenue gains at CareerBuilder.

Operating income was $420 million for the year-to-date period, a decrease of 14%. For the year-to-date period, publishing results were similarly affected by those factors mentioned for second quarter results. Broadcasting results for the year-to-date period were down slightly, reflecting the absence of Olympic and Super Bowl advertising and lower political ad revenue. Digital operating income results for the year-to-date period were sharply higher, again principally reflecting CareerBuilder’s revenue growth.

Income from Continuing Operations Attributable to Gannett Co., Inc.

Income from continuing operations attributable to Gannett Co., Inc. was $152 million for the second quarter of 2011, a decrease of $24 million or 13% compared to 2010. Earnings per diluted share were $0.62 in the second quarter compared to $0.73 last year. For the year-to-date period income from continuing operations attributable to Gannett Co., Inc. was $242 million, a decrease of $50 million or 17% compared to 2010. Earnings per diluted share were $0.99 for the year-to-date period compared to $1.21 last year. These lower results paralleled the overall change in operating income.

The following is a discussion of the Company’s reported operating segment results:

Publishing Results

Publishing revenues declined 5% to $977 million from $1.03 billion in the second quarter last year and declined 6% to $1.91 billion for the year-to-date period. Publishing revenues are derived principally from advertising and circulation sales, which accounted for 66% and 27%, respectively, of total publishing revenues for the second quarter and 65% and 28%, respectively for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet web sites and mobile applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.

Publishing revenues, in thousands of dollars

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change

Advertising	$646,864	$692,172	(7%)
Circulation	265,433	270,086	(2%)
All other	64,842	64,765	—

Total	$977,139	$1,027,023	(5%)

	September 30,	September 30,	September 30,
Year-to-Date	2011	2010	Change

Advertising	$1,248,600	$1,341,507	(7%)
Circulation	533,646	549,086	(3%)
All other	124,678	127,889	(3%)

Total	$1,906,924	$2,018,482	(6%)

The table below presents the principal categories of advertising revenues for the publishing segment.

Advertising revenues, in thousands of dollars

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change

Retail	$333,104	$350,723	(5%)
National	115,045	125,766	(9%)
Classified	198,715	215,683	(8%)

Total publishing advertising revenue	$646,864	$692,172	(7%)

Year-to-Date	2011	2010	Change

Retail	$635,601	$675,905	(6%)
National	219,781	242,390	(9%)
Classified	393,218	423,212	(7%)

Total publishing advertising revenue	$1,248,600	$1,341,507	(7%)

Publishing advertising revenues decreased 7% in the quarter to $647 million from $692 million in the second quarter of 2010 and decreased 7% for the year-to-date period to $1.25 billion from $1.34 billion. For U.S. publishing, advertising revenue decreased 7% for the second quarter and year-to-date period. In the UK, advertising revenues were lower by 2% for the second quarter and 6% for the year-to-date period. On a constant currency basis, advertising revenues in the UK declined 10% for the second quarter and 11% for the year-to-date period. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars increased 9% to 1.63 for the second quarter of 2011 from 1.49 last year and increased 6% to 1.61 for the year-to-date period from 1.53 last year.

The percentage changes in the advertising categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	September 30,	September 30,	September 30,	September 30,
Second Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(6%)	(6%)	(6%)	(5%)
National	(10%)	3%	(9%)	(9%)
Classified	(8%)	(15%)	(10%)	(8%)

Total	(7%)	(10%)	(8%)	(7%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(6%)	(7%)	(6%)	(6%)
National	(10%)	(1%)	(10%)	(9%)
Classified	(6%)	(15%)	(9%)	(7%)

Total	(7%)	(11%)	(8%)	(7%)

For the second quarter and year-to-date periods, retail advertising revenues declined 5% and 6% respectively. Retail advertising comparisons in the second quarter this year were better than comparisons in the first quarter, due in part to the later Easter this year. However, retail comparisons for the quarter and year-to-date period, were negatively impacted by the soft economy in both the U.S. and UK.

National advertising revenues decreased 9% for the quarter reflecting softer advertising demand at USA TODAY. Overall, national advertising comparisons this quarter improved relative to comparisons in the first quarter. Comparisons in pounds for Newsquest were 8 percentage points better than first quarter comparisons. While there was strong growth in the telecommunications and financial categories in the quarter for USA TODAY, these gains were offset by declines in other categories. National advertising for the year-to-date period declined 9% reflecting lower advertising at USA TODAY and local U.S. community newspapers.

Classified advertising at the Company’s domestic publishing operations softened during the quarter, declining 8% reflecting the unsteady economy as well as the crisis in Japan. Automotive was 4% lower in the U.S. while employment was virtually flat. Although the real estate category was down in the quarter in the U.S., the percentage decline was consistent with first quarter comparisons. Classified comparisons in the UK continued to be impacted by the soft economy, especially in the employment category. On a year-to-date basis, domestic classified declined 6% reflecting increases in employment and automotive, offset by declines in real estate, legal and other.

The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

	September 30,	September 30,	September 30,	September 30,
Second Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	(4%)	(14%)	(6%)	(4%)
Employment	—	(25%)	(9%)	(6%)
Real Estate	(19%)	(10%)	(16%)	(13%)
Legal	(17%)	—	(17%)	(17%)
Other	(8%)	(9%)	(9%)	(6%)

Total	(8%)	(15%)	(10%)	(8%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	1%	(13%)	(2%)	(1%)
Employment	3%	(27%)	(9%)	(7%)
Real Estate	(19%)	(8%)	(15%)	(13%)
Legal	(16%)	—	(16%)	(16%)
Other	(7%)	(10%)	(8%)	(6%)

Total	(6%)	(15%)	(9%)	(7%)

The Company’s publishing operations, including U.S. Community Publishing, USA TODAY and affiliated companies and Newsquest, generate advertising revenues from web sites and mobile applications that are associated with their publishing businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. These digital advertising revenues increased 12% for the quarter and year-to-date periods reflecting the Company’s continued focus on cross-platform sales and the impact of the Company’s Yahoo! initiative that began late last year. U.S. Community Publishing digital revenues increased 9% in the quarter reflecting gains in the automotive, employment and retail categories and increased 11% on a year-to-date basis. Digital revenues at USA TODAY were 23% higher for the quarter and 22% higher for the first six months of 2011.

Circulation revenues declined 2% for the second quarter of 2011 to $265 million from $270 million last year and declined 3% to $534 million for the first six months of 2011. Circulation revenues improved sequentially within the quarter and in June were down just 0.4%. Net paid daily circulation for publishing operations, excluding USA TODAY declined 6% for the quarter and year-to-date periods. Sunday net paid circulation was down less than 1% for the quarter and 2% for the year-to-date period. The Company continued to focus on improving Sunday circulation and in June 2011 Sunday net paid circulation was up 1% compared to June 2010 due to increased single copy sales. In the March 2011 ABC Publishers Statement, circulation for USA TODAY for the previous six months increased slightly from 1,826,622 in 2010 to 1,829,099.

“All Other” revenues were flat for the quarter and were down 3% for the year-to-date period, primarily due to an increase in commercial printing revenues in the UK, offset by lower domestic commercial printing revenues.

Publishing operating expenses were down 1% in the quarter to $838 million from $847 million in the second quarter of 2010 and were down 1% to $1.65 billion for the year-to-date period. The expense declines primarily reflect the result of continuing efficiency efforts including the effects of facility consolidation in prior periods, offset, in part by higher newsprint expenses, workforce restructuring charges and facility consolidation costs. Workforce restructuring and facility consolidation costs together totaled $15 million in the current quarter and $29 million in the first six months of 2011.

Newsprint expense increased 9% in the second quarter as compared to 2010, reflecting a 20% increase in usage prices that was partially offset by a 9% decline in consumption. Newsprint expense increased 11% for the first six months of 2011, reflecting a 23% increase in usage prices that was partially offset by a 10% decline in consumption. Newsprint usage price comparisons in the third quarter of 2011 are expected to be less unfavorable than in the second quarter, and consumption is expected to be lower than in the third quarter of 2010.

Publishing segment operating income was $139 million in the quarter, a decrease of 23% compared to $180 million last year. Operating income for the year-to-date period was $256 million, a decrease of 26% compared to last year. The decreases reflect lower operating revenues partially offset by lower operating expenses, as discussed above.

A separate discussion of publishing operating expenses and operating income excluding the effect of special items (Non-GAAP basis) appears on page 11.

Digital Results

The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover and Metromix.

Digital segment operating revenues were $173 million in the second quarter of 2011 compared to $154 million in 2010, an increase of $19 million or 13%. Year-to-date operating revenues were $331 million compared to $295 million, an increase of $36 million or 12%, primarily reflecting strong revenue growth at CareerBuilder.

Digital operating expenses were $137 million in the second quarter of 2011 compared to $127 million in 2010, an increase of $11 million or 8%. Year-to-date operating expenses were $279 million compared to $264 million in 2010, an increase of $15 million or 6%. Digital segment expenses reflected higher revenue levels as well as investments in new initiatives. Digital segment operating income was 32% higher and totaled $36 million for the second quarter 2011 and was 69% higher and totaled $52 million for the year-to-date period.

Second quarter 2011 company-wide digital revenues, which include digital segment revenues and all digital revenues generated and reported by the other business segments, were $276 million, 13% higher compared to the second quarter in 2010 and were approximately 21% of the Company’s total operating revenues. Year-to-date 2011 company-wide digital revenues were $529 million, 12% higher than 2010 and were approximately 20% of the Company’s total operating revenues.

Broadcasting Results

Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $184 million in the second quarter, slightly higher than the second quarter last year which benefitted from $12 million in politically related advertising demand. Revenues for the year-to-date period 2011 were $348 million, a decline of just 1% from $352 million last year which benefitted from substantial political and Olympic advertising as well as additional advertising when the Super Bowl was on CBS in the first quarter of 2010 as compared to 2011 when it was on FOX.

Television revenues were $178 million in the second quarter, up compared to $177 million last year despite a net decrease of $9 million in political spending. Television revenues for the year-to-date period were $336 million compared to $339 million for the comparable period last year, a decrease of just 1% despite the net decrease in political spending as well as the absence of $19 million in Olympic spending that benefitted the Company’s NBC affiliated stations in the first quarter of 2010 and $2 million in ad demand related to the Super Bowl, which moved from CBS in 2010 to Fox in 2011. Digital revenues for the television stations were 29% higher for the quarter and 28% higher for the first six months of 2011, reflecting the Company’s focus on local digital sales through Yahoo! and community websites. Retransmission revenues totaled $19 million for the quarter and $39 million for the year-to-date period, an increase of 24% and 25%, respectively over the comparable periods in 2010. The increase in revenues from last year is primarily due to finalizing a new retransmission agreement at the end of 2010 with one of the Company’s largest distributors. There are no incremental costs associated with retransmission revenues; therefore all of these revenues contribute directly to operating income.

Broadcasting operating expenses for the second quarter totaled $104 million, down 2% from the second quarter 2010. Broadcasting operating expenses for the year-to-date period were down very slightly from 2010. Operating income was $80 million for the second quarter and $144 million for the year-to-date period 2011 compared to $78 million and $147 million, respectively in 2010.

Total adjusted television revenues, defined to exclude the estimated incremental impact of ad demand related to political spending were up 5% for the second quarter of 2011. Although revenue growth was impacted by cancellations by foreign car manufacturers due to the crisis in Japan, higher ad demand in many categories offset the decline in auto. As a result, core TV advertising (local and national revenue excluding political) was up about a percent and a half for the second quarter of 2011. Adjusted television revenues excluding the estimated incremental impact of ad demand related to political spending, the Olympics and Super Bowl were up 6% for the year-to-date period as compared to the same period of 2010. Based on current trends, excluding the estimated incremental impact of political spending, the percentage increase in total adjusted television revenues in the third quarter year over year is expected to be in the mid-single digits.

Corporate Expense

Corporate expense in the second quarter of 2011 decreased 1% to $13 million from $14 million in the second quarter of 2010. Year-to-date corporate expense decreased 3% to $32 million from $33 million last year, primarily due to lower stock based compensation expense resulting from lower stock option award grants.

Non-Operating Income and Expense

Equity Earnings

Equity income increased $0.5 million for the quarter and $3 million for the year-to-date period, reflecting stronger results for the Company’s digital investments partially offset by lower results at certain newspaper partnerships.

Interest Expense

The Company’s interest expense for the second quarter was $45 million, up 6% from the second quarter of 2010 as the decline in the average debt balance was offset by a higher average rate as the Company’s debt mix shifts to longer term fixed rate debt. The Company’s interest expense for the year-to-date period was $91 million, up 7% from 2010. Total average outstanding debt was $2.18 billion and $2.25 billion for the second quarter and year-to-date periods of 2011 compared to $2.78 billion and $2.89 billion last year, respectively. The weighted average interest rate for total outstanding debt was 7.36% and 7.34% for the second quarter and year-to date periods of 2011 compared to 5.67% and 5.53% last year, respectively. The Company reduced its debt by $167 million during the quarter and $331 million during the year-to-date period.

At the end of the second quarter of 2011, the Company had $500 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.5 million.

Other Non-Operating Items

Other non-operating items increased $7 million for the quarter and $9 million for the year-to-date period, primarily due to a gain recognized in the second quarter of 2011 as a result of the prepayment of a secured promissory note that the Company received in connection with the disposition of publishing operations last year. For 2010, net non-operating expense of $3 million for the quarter and year-to-date period reflected primarily foreign currency losses and the write down of an investment.

Provision for Income Taxes

The Company’s effective income tax rate for continuing operations was 22.2% for the second quarter and 25.3% for the first six months of 2011, compared to 22.0% and 26.3% for the comparable periods of 2010. The tax rate for the second quarter and first six months of 2011 includes a special net tax benefit of $20 million primarily from certain audit settlements. The tax rate for the second quarter and first six months of 2010 included a special net benefit of $29 million from the release of tax reserves related to the sale of a business in a prior year partially offset by additions to reserves for prior year tax positions. The tax rate for the first six months of 2010 also included a special $2 million tax charge related to health care reform legislation. A separate discussion of effective income tax rates excluding these special items (non-GAAP basis) appears on page 12.

Income from Continuing Operations Attributable to Gannett Co., Inc.

Income from continuing operations attributable to Gannett Co., Inc. was $152 million for the second quarter of 2011, a decrease of $24 million or 13% compared to 2010. Earnings per diluted share were $0.62 in the second quarter compared to $0.73 last year. For the year-to-date period of 2011 income from continuing operations attributable to Gannett Co., Inc. was $242 million, a decrease of $50 million or 17% compared to 2010. Earnings per diluted share were $0.99 for the year-to-date period compared to $1.21 last year.

The weighted average number of diluted shares outstanding for the second quarter of 2011 totaled 243,995,000 compared to 241,505,000 for the second quarter of 2010. For the first six months of 2011 and 2010, the weighted average number of diluted shares outstanding totaled 243,652,000 and 241,053,000, respectively. The increase is primarily due to issuance of shares for part of the Company’s 401k match and shares issued upon stock option exercises. There were no shares repurchased in 2010 or in the first and second quarters of 2011. See Part II, Item 2 for information on share repurchases.

Discontinued Operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and a small directory publishing operation in Michigan. The revenues and expenses, along with associated income taxes, from each of these properties have been removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Income titled “Loss from the operation of discontinued operations, net of tax” for each period presented. In the second quarter of 2010 the Company also reported earnings of $21 million or $0.09 per diluted share for the gain on the disposition of these properties.

Operating Results - Non-GAAP Information

The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring expenses, facility consolidation expenses and certain charges and credits to its income tax provision. The Company believes that such expenses and tax items are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate production facilities and centralize functions. These expenses include payroll and related benefit costs and accelerated depreciation. Overall, the Company incurred over $15 million (pre-tax) of such expenses during the second quarter of 2011 and $29 million (pre-tax) for the first six months of 2011. In addition, the Company recorded a $20 million net tax benefit in the second quarter of 2011 related primarily to a multiple year tax settlement, and a $29 million net tax benefit reported in the second quarter of 2010 related primarily to the expiration of statutes of limitations and the accompanying release of tax reserves related to the sale of a business in a prior year partially offset by additions to reserves for prior year tax positions. The first quarter 2010 tax provision included a $2 million tax charge related to healthcare reform legislation.

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

Non-GAAP Financial Tables/Reconciliations

On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:

In thousands of dollars, except per share amounts

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change

Operating revenues	$1,334,939	$1,365,143	(2%)
Adjusted operating expenses, non-GAAP basis	1,077,999	1,092,534	(1%)

Adjusted operating income, non-GAAP basis	$256,940	$272,609	(6%)

Adjusted income from continuing operations attributable to Gannett Co., Inc., non-GAAP basis	$140,713	$146,465	(4%)

Adjusted income per share – diluted, non-GAAP basis	$0.58	$0.61	(5%)

	September 30,	September 30,	September 30,
Year-to-Date	2011	2010	Change

Operating revenues	$2,586,200	$2,664,728	(3%)
Adjusted operating expenses, non-GAAP basis	2,137,021	2,175,089	(2%)

Adjusted operating income, non-GAAP basis	$449,179	$489,639	(8%)

Adjusted income from continuing operations attributable to Gannett Co., Inc., non-GAAP basis	$239,629	$265,284	(10%)

Adjusted income per share – diluted, non-GAAP basis	$0.98	$1.10	(11%)

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change

Operating expense (GAAP basis)	$1,093,185	$1,092,534	—
Remove special items:
Workforce restructuring	(8,792)	—	***
Facility consolidation charges	(6,394)	—	***

As adjusted (non-GAAP basis)	$1,077,999	$1,092,534	(1%)

Operating income (GAAP basis)	$241,754	$272,609	(11%)
Remove special items:
Workforce restructuring	8,792	—	***
Facility consolidation charges	6,394	—	***

As adjusted (non-GAAP basis)	$256,940	$272,609	(6%)

Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$151,527	$175,165	(13%)
Remove special items (net of tax):
Workforce restructuring	5,392	—	***
Facility consolidation charges	3,894	—	***
Prior year tax reserve adjustments, net	(20,100)	(28,700)	(30%)

As adjusted (non-GAAP basis)	$140,713	$146,465	(4%)

Diluted earnings per share from continuing operations (GAAP basis)	$0.62	$0.73	(15%)
Remove special items (net of tax):
Workforce restructuring	0.02	—	***
Facility consolidation charges	0.02	—	***
Prior year tax reserve adjustments, net	(0.08)	(0.12)	(33%)

As adjusted (non-GAAP basis)	$0.58	$0.61	(5%)

	September 30,	September 30,	September 30,
Year-to-Date	2011	2010	Change

Operating expense (GAAP basis)	$2,165,830	$2,175,089	—
Remove special items:
Workforce restructuring	(14,759)	—	***
Facility consolidation charges	(14,050)	—	***

As adjusted (non-GAAP basis)	$2,137,021	$2,175,089	(2%)

Operating income (GAAP basis)	$420,370	$489,639	(14%)
Remove special items:
Workforce restructuring	14,759	—	***
Facility consolidation charges	14,050	—	***

As adjusted (non-GAAP basis)	$449,179	$489,639	(8%)

Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$242,020	$291,784	(17%)
Remove special items (net of tax):
Workforce restructuring	9,259	—	***
Facility consolidation charges	8,450	—	***
Prior year tax reserve adjustments, net	(20,100)	(28,700)	(30%)
Tax charge for health care legislation	—	2,200	***

As adjusted (non-GAAP basis)	$239,629	$265,284	(10%)

Diluted earnings per share from continuing operations (GAAP basis)	$0.99	$1.21	(18%)
Remove special items (net of tax):
Workforce restructuring	0.04	—	***
Facility consolidation charges	0.03	—	***
Prior year tax reserve adjustments, net	(0.08)	(0.12)	(33%)
Tax charge for health care legislation	—	0.01	***

As adjusted (non-GAAP basis)	$0.98	$1.10	(11%)

Consolidated operating expenses on a non-GAAP basis for the second quarter of 2011, adjusted to remove $6 million of non-cash charges primarily associated with facility consolidations and $9 million in costs due to workforce restructuring, declined 1% compared to 2010. Consolidated operating expenses on a non-GAAP basis for the year-to-date period 2011, adjusted to remove $14 million of non-cash charges primarily associated with facility consolidations and $15 million in costs due to workforce restructuring, declined 2% compared to 2010. The declines reflect the impact of efficiency efforts and facility consolidations in prior quarters. Payroll expenses, excluding workforce restructuring costs, were down 1% for the quarter and year-to-date period compared to 2010. Cost reductions were offset, in part, by higher newsprint expenses and higher costs in the digital segment associated with strong revenue growth and investments in new initiatives.

As a result of the above cost factors as well as slightly lower overall revenues, as adjusted operating income on a non-GAAP basis was $257 million for the second quarter of 2011, a decrease of 6% from the comparable period last year, and was $449 million for the year-to-date period, a decrease of 8% from the comparable period last year. Adjusted income from continuing operations attributable to Gannett Co., Inc. on a non-GAAP basis was $141 million for the quarter and $240 million for the year-to-date period, decreases of $6 million or 4% and $26 million or 10% respectively, compared to last year.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s publishing segment is presented below:

In thousands of dollars

	September 30,	September 30,	September 30,
Second Quarter	2011	2010	Change

Publishing segment operating expenses (GAAP basis)	$838,493	$846,693	(1%)
Remove special items:
Workforce restructuring	(8,792)	—	***
Facility consolidation charges	(6,394)	—	***

As adjusted (non-GAAP basis)	$823,307	$846,693	(3%)

Publishing segment operating income (GAAP basis)	$138,646	$180,330	(23%)
Remove special items:
Workforce restructuring	8,792	—	***
Facility consolidation charges	6,394	—	***

As adjusted (non-GAAP basis)	$153,832	$180,330	(15%)

Year-to-Date	2011	2010	Change

Publishing segment operating expenses (GAAP basis)	$1,650,681	$1,673,719	(1%)
Remove special items:
Workforce restructuring	(14,759)	—	***
Facility consolidation charges	(14,050)	—	***

As adjusted (non-GAAP basis)	$1,621,872	$1,673,719	(3%)

Publishing segment operating income (GAAP basis)	$256,243	$344,763	(26%)
Remove special items:
Workforce restructuring	14,759	—	***
Facility consolidation charges	14,050	—	***

As adjusted (non-GAAP basis)	$285,052	$334,763	(17%)

Publishing segment operating expenses in the second quarter of 2011 were impacted by $6 million of non-cash charges primarily associated with facility consolidations and $9 million in costs due to workforce restructuring. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $823 million. Publishing segment operating expenses for the year-to-date period of 2011 were impacted by $14 million of non-cash charges primarily associated with facility consolidations and $15 million in costs due to workforce restructuring. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $1.62 billion. These declines primarily reflect the result of continuing efficiency efforts and the impact of facility consolidations, offset, in part, by an increase in newsprint expense. As adjusted operating income for the publishing segment on a non-GAAP basis was $154 million for the second quarter of 2011 and $285 million for the year-to-date period, or a decrease of 15% and 17%, respectively, from the comparable periods last year.

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

	September 30,	September 30,
Second Quarter	2011	2010

Provision for income taxes as reported (GAAP basis)	$43,300	$49,400
Workforce restructuring	3,400	—
Facility consolidation charges	2,500	—
Prior year tax reserve adjustments, net	20,100	28,700

As adjusted (non-GAAP basis)	$69,300	$78,100

As adjusted effective tax rate (non-GAAP basis)	33.0%	34.8%

Year-to-Date	2011	2010

Provision for income taxes as reported (GAAP basis)	$81,900	$104,213
Workforce restructuring	5,500	—
Facility consolidation charges	5,600	—
Prior year tax reserve adjustments, net	20,100	28,700
Tax charge for health care legislation	—	(2,200)

As adjusted (non-GAAP basis)	$113,100	$130,713

As adjusted effective tax rate (non-GAAP basis)	32.1%	33.0%

The adjusted non-GAAP tax rate for the second quarter of 2011 was 33.0% compared to 34.8% for the second quarter of last year. The year-to-date adjusted non-GAAP tax rate was 32.1% and 33.0% in 2011 and 2010, respectively. In both years, certain reserves were released due to audit settlements and the lapse of certain statutes of limitations.

Certain Matters Affecting Future Operating Results

The Company’s revenues for the remainder of 2011 will be influenced by economic conditions in the U.S. and UK which may continue to dampen ad revenue demand, particularly for publishing. Conditions in the UK remain fragile as consumer confidence is subdued, driven by concerns about the impact of public sector spending cuts. Broadcast revenues will continue to face comparative challenges due to the heavy political spending in 2010. Excluding the incremental impact of political, the Company expects broadcast revenues to increase due to strength in core advertising and retransmission revenues. Digital revenues are also expected to continue to increase due to higher online employment demand that will positively impact CareerBuilder results.

Operating expenses are expected to be down as the benefit of efficiency efforts and facility consolidations will be partially offset by higher newsprint costs and increased digital expenses related to higher digital revenues.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The Company’s net cash flow from operating activities was $415 million for the first six months of 2011, compared to $441 million for the first six months of 2010. The decline parallels the year over year change in aggregate operating results for the Company’s business segments.

Cash flows provided by investing activities totaled $4 million for the first six months of 2011, reflecting $29 million of capital spending, $12 million of payments for certain publishing and digital business acquisitions, and $15 million of payments for investments. The Company also received $26 million of proceeds from investments and $34 million of proceeds from the sale of certain assets. Proceeds from the sale of certain assets include $26 million for the prepayment of a secured promissory note. The note was received in connection with the disposition of certain publishing operations in 2010.

Cash flows used for financing activities totaled $437 million for the first six months of 2011 reflecting net debt payments of $334 million, payment of dividends totaling $19 million and an $85 million payment made to repurchase a noncontrolling membership interest. The Company paid $433 million of notes due in June 2011 from borrowings under revolving credit agreements and cash flow from operations. The Company’s quarterly dividend of $0.04 per share, which was declared in the first quarter of 2011, was paid in April 2011. Cash flows used for financing activities totaled $453 million for the first six months of 2010 reflecting net debt payments of $435 million and payment of dividends totaling $19 million.

At the end of the second quarter of 2011, the Company’s total long term debt was $2.02 billion and its senior leverage ratio was 1.82x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements and term loan agreement.

The long-term debt of the Company is summarized below:

In thousands of dollars

	September 30,	September 30,
	Jun. 26, 2011	Dec. 26, 2010

Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196

Unsecured floating rate term loan due July 2011	180,000	180,000

Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,465	306,397

Borrowings under revolving credit agreements expiring September 2014	320,000	221,000

Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,261	246,924

Unsecured notes bearing fixed rate interest at 10% due June 2015	58,739	58,007

Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,761	247,535

Unsecured notes bearing fixed rate interest at 10% due April 2016	167,788	165,950

Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,995	246,830

Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,578	246,403

Total long-term debt	$2,021,587	$2,352,242

On June 26, 2011, the Company had unused borrowing capacity of $1.31 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company used a combination of cash flow from operating activities and borrowings from the credit facilities to fund its debt that matured in July 2011. As of July 15, 2011, which was subsequent to the repayment of its term loan that matured in July 2011, the Company had borrowings under its revolving credit agreements of $470 million and unused borrowing capacity of $1.16 billion.

The fair value of the Company’s total long-term debt, based on quoted market prices for the individual tranches of debt, totaled $2.2 billion at June 26, 2011.

On May 3, 2011, the Board of Directors declared a dividend of $0.04 per share, payable on July 1, 2011, to shareholders of record as of the close of business on June 3, 2011.

On July 18, 2011, the Company announced that its board of directors approved a 100% increase in its regular quarterly dividend to $0.08 per share from $0.04 per share. The first increased dividend will be payable on October 3, 2011 to shareholders of record on September 9, 2011. The board of directors also authorized the resumption of share repurchases under the Company’s existing share repurchase program approved on July 25, 2006, under which approximately $809 million of share repurchases remains available. The Company expects to repurchase up to $100 million of shares over the next 12 months. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. The board will regularly assess the appropriate dividend level and share repurchase levels depending on economic and market conditions.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $416 million at the end of the second quarter 2011 versus $395 million at the end of 2010. This change reflects a 3% increase in the exchange rate for the British pound. Newsquest’s assets and liabilities at June 26, 2011 and December 26, 2010 were translated from the British pound to U.S. dollars at an exchange rate of 1.60 and 1.54, respectively. For the second quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.63 for 2011 compared to 1.49 last year. Year-to-date results were translated at an average rate of 1.61 in 2011 compared to 1.53 last year.

The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2011 would have increased or decreased approximately 1%.

Looking ahead, the Company expects to fund capital expenditures, interest, dividends, share repurchases and other operating requirements through cash flows from operations. The Company expects to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under its credit agreements or funds raised in the capital or credit markets. The Company’s financial and operating performance and its ability to generate sufficient cash flow for these purposes and to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”

Non-GAAP Liquidity Measure

The Company’s free cash flow, a non-GAAP liquidity measure, was $180 million in the quarter ended June 26, 2011 and $396 million year-to-date. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in the businesses, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

A reconciliation from “Net cash flow from operating activities” to “Free cash flow” follows:

Free Cash Flow, in thousands of dollars

	September 30,	September 30,
Second Quarter	2011	2010

Net cash flow from operating activities	$190,726	$149,232
Purchase of property, plant and equipment	(16,623)	(11,021)
Payments for investments	(14,322)	(1,400)
Proceeds from investments	20,216	6,975

Free cash flow	$179,997	$143,786

Year-to-Date	2011	2010

Net cash flow from operating activities	$414,808	$441,419
Purchase of property, plant and equipment	(29,251)	(19,900)
Voluntary employer pension contributions	—	10,000
Tax benefit for voluntary employer pension contributions	—	(4,000)
Payments for investments	(14,797)	(4,116)
Proceeds from investments	25,681	12,809

Free cash flow	$396,441	$436,212

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could significantly differ from those estimates. Please refer to the discussion of critical accounting policies and the use of estimates as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2011 and the Annual Report on Form 10-K for the year ended December 26, 2010.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	September 30,	September 30,
	Jun. 26, 2011	Dec. 26, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$165,341	$183,014
Trade receivables, less allowance for doubtful receivables (2011 - $42,840; 2010 - $39,419)	630,397	717,377
Other receivables	17,496	30,746
Inventories	74,972	72,025
Deferred income taxes	18,443	21,254
Prepaid expenses and other current assets	88,453	95,064
Assets held for sale	19,654	19,654

Total current assets	1,014,756	1,139,134

Property, plant and equipment
Cost	4,163,823	4,170,740
Less accumulated depreciation	(2,472,870)	(2,412,629)

Net property, plant and equipment	1,690,953	1,758,111

Intangible and other assets
Goodwill	2,868,893	2,836,960
Indefinite-lived and amortizable intangible assets, less accumulated amortization	514,934	518,797
Deferred income taxes	149,647	170,385
Investments and other assets	367,838	393,457

Total intangible and other assets	3,901,312	3,919,599

Total assets	$6,607,021	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	September 30,	September 30,
	Jun. 26, 2011	Dec. 26, 2010
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$181,693	$232,952
Compensation, interest and other accruals	359,743	394,942
Dividends payable	9,684	9,680
Income taxes	59,374	31,565
Deferred income	244,821	224,047

Total current liabilities	855,315	893,186

Income taxes	126,931	137,497
Long-term debt	2,021,587	2,352,242
Postretirement medical and life insurance liabilities	155,966	168,322
Pension liabilities	602,393	619,340
Other long-term liabilities	222,721	228,008

Total liabilities	3,984,913	4,398,595

Redeemable noncontrolling interest	—	84,176

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	627,859	630,316
Retained earnings	7,097,458	6,874,641
Accumulated other comprehensive loss	(351,780)	(365,334)

	7,697,956	7,464,042

Less treasury stock, 83,624,560 shares and 84,909,612 shares, respectively, at cost	(5,268,830)	(5,300,288)

Total Gannett Co., Inc. shareholders’ equity	2,429,126	2,163,754

Noncontrolling interests	192,982	170,319

Total equity	2,622,108	2,334,073

Total liabilities, redeemable noncontrolling interest and equity	$6,607,021	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	September 30,	September 30,	September 30,
	Thirteen Weeks Ended
	Jun. 26, 2011	Jun. 27, 2010	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$646,864	$692,172	(6.5)
Publishing circulation	265,433	270,086	(1.7)
Digital	173,447	154,104	12.6
Broadcasting	184,353	184,016	0.2
All other	64,842	64,765	0.1

Total	1,334,939	1,365,143	(2.2)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	739,654	745,489	(0.8)
Selling, general and administrative expenses, exclusive of depreciation	297,196	292,691	1.5
Depreciation	42,070	46,274	(9.1)
Amortization of intangible assets	7,871	8,080	(2.6)
Facility consolidation charges	6,394	—	***

Total	1,093,185	1,092,534	0.1

Operating income	241,754	272,609	(11.3)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	7,973	7,503	6.3
Interest expense	(44,741)	(42,190)	6.0
Other non-operating items	3,841	(2,934)	***

Total	(32,927)	(37,621)	(12.5)

Income before income taxes	208,827	234,988	(11.1)
Provision for income taxes	43,300	49,400	(12.3)

Income from continuing operations	165,527	185,588	(10.8)
Loss from the operation of discontinued operations, net of tax	—	(882)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income	165,527	205,901	(19.6)
Net income attributable to noncontrolling interests	(14,000)	(10,423)	34.3

Net income attributable to Gannett Co., Inc.	$151,527	$195,478	(22.5)

Income from continuing operations attributable to Gannett Co., Inc.	$151,527	$175,165	(13.5)
Loss from the operation of discontinued operations, net of tax	—	(882)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income attributable to Gannett Co., Inc.	$151,527	$195,478	(22.5)

Earnings from continuing operations per share – basic	$0.63	$0.74	(14.9)
Earnings from discontinued operations
Discontinued operations per share – basic	—	(0.01)	***
Gain on disposal of publishing businesses per share – basic	—	0.09	***

Net income per share – basic	$0.63	$0.82	(23.2)

Earnings from continuing operations per share – diluted	$0.62	$0.73	(15.1)
Earnings from discontinued operations
Discontinued operations per share – diluted	—	(0.01)	***
Gain on disposal of publishing businesses per share – diluted	—	0.09	***

Net income per share – diluted	$0.62	$0.81	(23.5)

Dividends per share	$0.04	$0.04	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	September 30,	September 30,	September 30,
	Twenty-six Weeks Ended
	Jun. 26, 2011	Jun. 27, 2010	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$1,248,600	$1,341,507	(6.9)
Publishing circulation	533,646	549,086	(2.8)
Digital	331,041	294,742	12.3
Broadcasting	348,235	351,504	(0.9)
All other	124,678	127,889	(2.5)

Total	2,586,200	2,664,728	(2.9)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,457,169	1,477,598	(1.4)
Selling, general and administrative expenses, exclusive of depreciation	594,743	587,824	1.2
Depreciation	83,708	93,625	(10.6)
Amortization of intangible assets	16,160	16,042	0.7
Facility consolidation charges	14,050	—	***

Total	2,165,830	2,175,089	(0.4)

Operating income	420,370	489,639	(14.1)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	11,431	8,036	42.2
Interest expense	(91,370)	(85,663)	6.7
Other non-operating items	5,138	(3,457)	***

Total	(74,801)	(81,084)	(7.7)

Income before income taxes	345,569	408,555	(15.4)
Provision for income taxes	81,900	104,213	(21.4)

Income from continuing operations	263,669	304,342	(13.4)
Loss from the operation of discontinued operations, net of tax	—	(322)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income	263,669	325,215	(18.9)
Net income attributable to noncontrolling interests	(21,649)	(12,558)	72.4

Net income attributable to Gannett Co., Inc.	$242,020	$312,657	(22.6)

Income from continuing operations attributable to Gannett Co., Inc.	$242,020	$291,784	(17.1)
Loss from the operation of discontinued operations, net of tax	—	(322)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income attributable to Gannett Co., Inc.	$242,020	$312,657	(22.6)

Earnings from continuing operations per share – basic	$1.01	$1.23	(17.9)
Earnings from discontinued operations
Discontinued operations per share – basic	—	(0.01)	***
Gain on disposal of publishing businesses per share – basic	—	0.09	***

Net income per share – basic	$1.01	$1.31	(22.9)

Earnings from continuing operations per share – diluted	$0.99	$1.21	(18.2)
Earnings from discontinued operations
Discontinued operations per share – diluted	—	—	***
Gain on disposal of publishing businesses per share – diluted	—	0.09	***

Net income per share – diluted	$0.99	$1.30	(23.8)

Dividends per share	$0.08	$0.08	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	September 30,	September 30,
	Twenty-six Weeks Ended
	Jun. 26, 2011	Jun. 27, 2010
Cash flows from operating activities:
Net income	$263,669	$325,215
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	(21,195)
Depreciation and amortization	99,868	110,472
Facility consolidation charges	14,050	—
Pension expense, net of pension contributions	(21,504)	3,033
Equity income in unconsolidated investees, net	(11,431)	(8,036)
Stock-based compensation – equity awards	14,953	17,181
Change in other assets and liabilities, net	55,203	14,749

Net cash flow from operating activities	414,808	441,419

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,251)	(19,900)
Payments for acquisitions, net of cash acquired	(11,925)	(15,164)
Payments for investments	(14,797)	(4,116)
Proceeds from investments	25,681	12,809
Proceeds from sale of assets	34,430	97,171

Net cash provided by investing activities	4,138	70,800

Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit agreements, net	99,000	(435,000)
Payments of unsecured fixed rate notes	(433,432)	—
Dividends paid	(19,211)	(19,023)
Proceeds from issuance of common stock upon exercise of stock options	1,657	1,041
Repurchase of noncontrolling membership interest	(85,149)	—

Net cash used for financing activities	(437,135)	(452,982)

Effect of currency exchange rate change	516	(824)

Net (decrease) increase in cash and cash equivalents	(17,673)	58,413
Balance of cash and cash equivalents at beginning of period	183,014	98,795

Balance of cash and cash equivalents at end of period	$165,341	$157,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2011

NOTE 1 – Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Gannett Co., Inc. (the Company) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes, which are normally included in the Form 10-K and annual report to shareholders. In the opinion of the Company, the financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of results for the interim periods presented.

During the second quarter of 2010, the Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Income from continuing operations for the 2010 second quarter and year-to-date periods exclude the disposition gains and operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to discontinued operations, which have been reclassified in the Statements of Income for the thirteen and twenty-six week periods ended June 27, 2010, are as follows:

	September 30,	September 30,
(in thousands of dollars)	Thirteen Weeks Ended Jun. 27, 2010	Twenty-six Weeks Ended Jun. 27, 2010
Revenues	$9,890	$32,710
Pretax loss	$(1,905)	$(758)
Net loss	$(882)	$(322)
Gains (after tax)	$21,195	$21,195

NOTE 2 – Recent accounting standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company will be required to adopt the provisions of ASU 2011-05 in fiscal year and interim periods within those years, beginning after December 15, 2011.

NOTE 3 – Facility consolidation charges

The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets, which were taken out of service during the quarter or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the Company recorded pre-tax charges of $6.4 million and $14.1 million in the second quarter of 2011 and year-to-date 2011, respectively. Current and deferred tax benefits were recognized for these charges and, therefore, the second quarter and year-to-date after-tax impact was $3.9 million (or $0.02 per share) and $8.5 million (or $0.03 per share), respectively.

NOTE 4 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 26, 2011 and December 26, 2010.

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Jun. 26, 2011		Dec. 26, 2010

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,868,893	$—	$2,836,960	$—
Indefinite-lived intangibles:
Mastheads and trade names	93,385	—	92,673	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	314,497	176,422	311,646	166,068
Other	57,846	29,676	56,628	31,386

Amortization expense was $7.9 million in the quarter ended June 26, 2011 and $16.2 million year-to-date. For the second quarter and year-to-date period of 2010, amortization expense was $8.1 million and $16.0 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles primarily include commercial internally developed technology, patents and amortizable trade names. These assets were assigned lives of between four and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through June 26, 2011.

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Publishing	Digital	Broadcasting	Total
Balance at Dec. 26, 2010
Goodwill	$7,599,030	$675,527	$1,618,563	$9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)

Net balance at Dec. 26, 2010	579,473	638,924	1,618,563	2,836,960

Activity during the period
Acquisitions and adjustments	10,453	8,528	—	18,981
Foreign currency exchange rate changes	5,214	7,670	68	12,952

Total	15,667	16,198	68	31,933

Balance at Jun. 26, 2011
Goodwill	7,698,759	681,725	1,618,631	9,999,115
Accumulated impairment losses	(7,103,619)	(26,603)	—	(7,130,222)

Net balance at Jun. 26, 2011	$595,140	$655,122	$1,618,631	$2,868,893

NOTE 5 – Long-term debt

The long-term debt of the Company is summarized below:

(in thousands of dollars)

	September 30,	September 30,
	Jun. 26, 2011	Dec. 26, 2010

Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196

Unsecured floating rate term loan due July 2011	180,000	180,000

Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,465	306,397

Borrowings under revolving credit agreements expiring September 2014	320,000	221,000

Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,261	246,924

Unsecured notes bearing fixed rate interest at 10% due June 2015	58,739	58,007

Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,761	247,535

Unsecured notes bearing fixed rate interest at 10% due April 2016	167,788	165,950

Unsecured notes bearing fixed rate interest at 9.375% due November 2017	246,995	246,830

Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,578	246,403

Total long-term debt	$2,021,587	$2,352,242

For the first six months of 2011, the Company’s long-term debt was reduced by $331 million reflecting net debt repayments of $334 million partially offset by debt discount amortization.

On June 26, 2011, the Company had unused borrowing capacity of $1.31 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company used a combination of cash flow from operating activities and borrowings from the credit agreements to fund its debt that matured in July 2011.

NOTE 6 – Retirement plans

The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 26, 2011	Jun. 27, 2010	Jun. 26, 2011	Jun. 27, 2010

Service cost-benefits earned during the period	$1,841	$3,554	$3,946	$7,606
Interest cost on benefit obligation	41,635	48,362	84,507	91,487
Expected return on plan assets	(51,424)	(51,696)	(104,523)	(99,423)
Amortization of prior service cost	1,859	1,875	3,734	3,499
Amortization of actuarial loss	9,508	13,582	18,789	24,716

Pension expense for Company-sponsored retirement plans	3,419	15,677	6,453	27,885
Curtailment gain	—	(582)	—	(582)
Union and other pension cost	998	1,287	1,995	2,573

Pension cost	$4,417	$16,382	$8,448	$29,876

In the second quarter of 2011, the Company made a contribution of $14 million to the Gannett Retirement Plan. During the third quarter of 2011, the Company made an additional contribution of $10 million.

NOTE 7 – Postretirement benefits other than pension

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

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 26, 2011	Jun. 27, 2010	Jun. 26, 2011	Jun. 27, 2010

Service cost-benefits earned during the period	$130	$(32)	$305	$357
Interest cost on net benefit obligation	2,227	2,488	4,602	5,302
Amortization of prior service credit	(4,880)	(4,844)	(9,755)	(9,688)
Amortization of actuarial loss	1,522	1,247	2,722	2,474

Net periodic postretirement benefit credit	$(1,001)	$(1,141)	$(2,126)	$(1,555)

NOTE 8 – Income taxes

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $108.7 million as of December 26, 2010 and $73.0 million as of June 26, 2011. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 26, 2010 was $153.5 million and as of June 26, 2011 was $108.0 million. The $45.5 million decrease reflects reductions for tax positions of prior years of $38.4 million, tax settlements of $11.5 million, and the lapse of statutes of limitations of $2.1 million. These reductions are partially offset by additions in the current year of $4.3 million and an increase for prior year tax positions of $2.2 million. The reductions for tax positions of prior years and tax settlements are primarily related to the settlements of certain audits in the US and the UK.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes as a component of income tax expense interest income attributable to overpayment of income and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized net interest and penalty expense of $0.5 million during the second quarter of 2011, and recognized a net benefit from the reversal of interest and penalty expense of $(37.3) million during the second quarter of 2010. The net interest and penalty benefit recognized in the second quarter of 2010 is primarily from the release of tax reserves related to a sale of a business in a prior year. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 26, 2010, was approximately $36.5 million and as of June 26, 2011, was approximately $39.7 million.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2007 through 2010 tax years remain subject to examination by the IRS. The 2005 through 2010 tax years generally remain subject to examination by state authorities, and the years 2009-2010 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing state audits.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $33.1 million within the next 12 months.

NOTE 9 – Supplemental equity information

The following table summarizes equity account activity for the twenty-six week periods ended June 26, 2011 and June 27, 2010. The redeemable noncontrolling interest accretion relates to redeemable stock formerly held by a noncontrolling owner of CareerBuilder that provided a fixed return on the noncontrolling owner’s investment.

	September 30,	September 30,	September 30,
(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	242,020	21,649	263,669
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	13,554	1,924	15,478
Dividends declared	(19,202)	—	(19,202)
Stock option and restricted stock compensation	14,953	—	14,953
401(k) match	12,236	—	12,236
Other activity	1,811	63	1,874

Balance at Jun. 26, 2011	$2,429,126	$192,982	$2,622,108

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475
Comprehensive income:
Net income	312,657	12,558	325,215
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(2,838)	(2,838)
Other comprehensive income	(29,855)	(7,676)	(37,531)
Dividends declared	(19,053)	—	(19,053)
Stock option and restricted stock compensation	17,181	—	17,181
401(k) match	11,050	—	11,050
Dispositions	—	378	378
Other activity	1,443	—	1,443

Balance at Jun. 27, 2010	$1,897,348	$145,972	$2,043,320

The table below presents the components of comprehensive income for the second quarter and year-to-date periods of 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands of dollars)	Jun. 26, 2011	Jun. 27, 2010	Jun. 26, 2011	Jun. 27, 2010

Net income	$165,527	$205,901	$263,669	$325,215
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,458)	(973)	(2,838)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,176)	(3,020)	21,377	(46,611)
Other	(3,552)	(3,643)	(5,899)	9,080

Total other comprehensive income (loss)	(6,728)	(6,663)	15,478	(37,531)

Total comprehensive income	158,799	197,780	278,174	284,846

Comprehensive income attributable to the noncontrolling interest	12,422	3,859	22,600	2,044

Comprehensive income attributable to Gannett Co., Inc.	$146,377	$193,921	$255,574	$282,802

During the first quarter of 2011, CareerBuilder repurchased a membership interest held by a noncontrolling interest. As a result, Gannett’s ownership percentage in CareerBuilder increased from 50.8% to 52.9%.

NOTE 10 – Fair value measurement

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

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of June 26, 2011 and December 26, 2010:

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements as of Jun. 26, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$18,495	$—	$—	$18,495
Rabbi trust investments	$27,209	$—	$—	$27,209

Total assets	$45,704	$—	$—	$45,704

Contingent consideration payable[a]	$—	$—	$17,061	$17,061

Total liabilities	$—	$—	$17,061	$17,061

[a]

Under certain acquisition agreements entered into during 2011, the Company has agreed to pay the sellers earn-outs based on the financial performance of the businesses acquired. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. No gains or losses resulting from the fair value measurement were included in the Company’s earnings for the thirteen and twenty-six week periods ended June 26, 2011.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements as of Dec. 26, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$15,976	$—	$—	$15,976
Rabbi trust investments	$26,902	$—	$—	$26,902

Total assets	$42,878	$—	$—	$42,878

The fair value of the Company’s total long-term debt, determined based on quoted market prices for the individual tranches of debt, totaled $2.2 billion and $2.5 billion at June 26, 2011 and December 26, 2010, respectively.

In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and are reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At June 26, 2011 and December 26, 2010, the aggregate carrying amount of such investments was $16 million. No events or changes in circumstances have occurred since December 26, 2010 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment during the second quarter of 2011.

NOTE 11 – Business segment information

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

(in thousands of dollars)

	September 30,	September 30,	September 30,
	Thirteen weeks ended
	Jun. 26, 2011	Jun. 27, 2010	% Inc (Dec)
Net Operating Revenues:
Publishing	$977,139	$1,027,023	(4.9)
Digital	173,447	154,104	12.6
Broadcasting	184,353	184,016	0.2

Total	$1,334,939	$1,365,143	(2.2)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$138,646	$180,330	(23.1)
Digital	36,173	27,493	31.6
Broadcasting	80,405	78,387	2.6
Corporate	(13,470)	(13,601)	(1.0)

Total	$241,754	$272,609	(11.3)

Depreciation, amortization and facility consolidation charges:
Publishing	$37,271	$34,251	8.8
Digital	7,648	7,964	(4.0)
Broadcasting	7,465	8,159	(8.5)
Corporate	3,951	3,980	(0.7)

Total	$56,335	$54,354	3.6

(in thousands of dollars)

	September 30,	September 30,	September 30,
	Twenty-six weeks ended
	Jun. 26, 2011	Jun. 27, 2010	% Inc (Dec)
Net Operating Revenues:
Publishing	$1,906,924	$2,018,482	(5.5)
Digital	331,041	294,742	12.3
Broadcasting	348,235	351,504	(0.9)

Total	$2,586,200	$2,664,728	(2.9)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$256,243	$344,763	(25.7)
Digital	52,258	30,843	69.4
Broadcasting	143,864	146,882	(2.1)
Corporate	(31,995)	(32,849)	(2.6)

Total	$420,370	$489,639	(14.1)

Depreciation, amortization and facility consolidation charges:
Publishing	$76,191	$69,279	10.0
Digital	15,072	16,041	(6.0)
Broadcasting	14,924	16,352	(8.7)
Corporate	7,731	7,995	(3.3)

Total	$113,918	$109,667	3.9

NOTE 12 – Earnings per share

The Company’s earnings per share (basic and diluted) are presented below:

(in thousands except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Thirteen weeks ended		Twenty-six weeks ended

	Jun. 26, 2011	Jun. 27, 2010	Jun. 26, 2011	Jun. 27, 2010
Income from continuing operations attributable to Gannett Co., Inc.	$151,527	$175,165	$242,020	$291,784
Loss from the operation of discontinued operations, net of tax	—	(882)	—	(322)
Gain on disposal of publishing businesses, net of tax	—	21,195	—	21,195

Net income attributable to Gannett Co., Inc.	$151,527	$195,478	$242,020	$312,657

Weighted average number of common shares outstanding - basic	240,311	238,122	240,012	237,785
Effect of dilutive securities
Stock options	1,451	1,644	1,449	1,619
Restricted stock	2,233	1,739	2,191	1,649

Weighted average number of common shares outstanding - diluted	243,995	241,505	243,652	241,053

Earnings from continuing operations per share - basic	$0.63	$0.74	$1.01	$1.23
Earnings from discontinued operations
Discontinued operations per share - basic	—	(0.01)	—	(0.01)
Gain on disposal of publishing businesses per share - basic	—	0.09	—	0.09

Net income per share - basic	$0.63	$0.82	$1.01	$1.31

Earnings from continuing operations per share - diluted	$0.62	$0.73	$0.99	$1.21
Earnings from discontinued operations
Discontinued operations per share - diluted	—	(0.01)	—	—
Gain on disposal of publishing businesses per share - diluted	—	0.09	—	0.09

Net income per share - diluted	$0.62	$0.81	$0.99	$1.30

NOTE 13 – Consolidated Statement of Cash Flows

In 2010, the Company received a five-year amortizing secured promissory note with a present value of $29 million in connection with the disposition of certain publishing operations. In June 2011, this note was paid off and a gain was recognized in Other non-operating items in the Condensed Consolidated Statement of Income.

Cash paid in 2011 and 2010 for income taxes and interest (net of amounts capitalized) was as follows:

(in thousands of dollars)

	September 30,	September 30,	September 30,	September 30,
	Thirteen Weeks Ended		Twenty-six weeks ended

	Jun. 26, 2011	Jun. 27, 2010	Jun. 26, 2011	Jun. 27, 2010

Income taxes	$32,098	$85,234	$68,077	$122,933

Interest	$66,477	$74,374	$91,106	$91,070

NOTE 14 – Litigation

The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2011 would have increased or decreased approximately 1%.

At the end of the second quarter of 2011, the Company had approximately $500 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.5 million.

The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $2.2 billion and $2.5 billion at June 26, 2011 and December 26, 2010, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of June 26, 2011, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Environmental

The following updates the discussion of the Company’s potential liability for environmental matters contained in the Company’s Annual Report on Form 10-K:

The Montgomery Advertiser, a Gannett subsidiary, has been notified by the United States Environmental Protection Agency (EPA) that it has been identified as a potentially responsible party for the investigation and remediation of a plume of groundwater contamination in downtown Montgomery, Alabama. The Montgomery Advertiser understands that, while the EPA’s investigation of this urban area is ongoing, at this stage of the process only The Montgomery Advertiser and one other party have received notice of potential responsibility; however, it is possible that other potentially responsible parties may be identified as the EPA’s investigation continues. The Montgomery Advertiser, which ceased printing in downtown Montgomery in 1997, is currently investigating whether its former operations had a connection with the site. At this point in the investigation, incomplete information is available about the site, other potentially responsible parties and what potential further investigation and remediation action may be required. Accordingly, the future costs of any potential remediation action and The Montgomery Advertiser’s share of such costs, if any, cannot yet be determined.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases in the second quarter of 2011. The board of directors in July 2011 authorized the resumption of share repurchases under the Company’s existing share repurchase program approved on July 25, 2006, as discussed above under “Management’s Discussion and Analysis of Operations – Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows.” While there is no expiration date for the repurchase program, the Board of Directors regularly reviews the authorization of the program.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended June 26, 2011 and June 27, 2010, (ii) Condensed Consolidated Balance Sheets at June 26, 2011 and December 26, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 26, 2011 and June 27, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.	Attached.