Form 10-Q
period 2011-09-25
GANNETT CO INC /DE/
filed 2011-11-02
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of September 25, 2011 was 238,288,133.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Results from Operations

Gannett Co., Inc. (the Company) reported 2011 third quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.41 compared to $0.42 for the third quarter of 2010.

Results for the third quarter of 2011 include $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share) and a non-cash impairment charge for an investment in an online business of $2 million ($1 million after-tax). Results for the third quarter of 2010 included $23 million of non-cash charges associated primarily with facility consolidations and intangible asset impairments ($18 million after-tax or $0.08 per share) and $8 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share).

A consolidated summary of the Company’s results from continuing operations is presented below.

In thousands of dollars, except per share amounts

Third Quarter
	2011	2010	Change

Operating revenues	$1,266,034	$1,312,335	(4%)
Operating expenses	1,067,873	1,112,047	(4%)

Operating income	$198,161	$200,288	(1%)

Non-operating expense	(41,581)	(31,600)	32%

Net income attributable to Gannett Co., Inc.	$99,788	$101,409	(2%)
Per share – basic	$0.42	$0.43	(2%)
Per share – diluted	$0.41	$0.42	(2%)

Operating Revenues

Operating revenues declined 4% to $1.27 billion for the third quarter of 2011 and 3% to $3.85 billion for the first nine months of the year. Solid digital segment revenue growth was reported for the third quarter and year-to-date periods, driven primarily by higher revenue at CareerBuilder. The revenue decline in the Broadcasting segment reflects gains in non-political advertising and retransmission revenue that were offset by declines in political revenues. The third quarter of 2010 included $21 million of political revenue, $18 million more than recognized in the third quarter of 2011. For the year-to-date period, broadcasting revenues were down due to the absence of advertising associated with the Olympics, the Super Bowl (which moved from CBS in 2010 to Fox in 2011), and reduced political activities. While publishing revenues overall for the quarter and year-to-date periods were lower reflecting the softening economic environment in the U.S. and UK, digital advertising placed on websites, tablets and mobile applications affiliated with publishing operations rose significantly.

As further discussed in the sections below, third quarter 2011 company-wide digital revenues, which include digital segment revenues and all digital revenues generated and reported by the other business segments, were $273 million, 10% higher compared to the third quarter in 2010 and were approximately 22% of the Company’s total operating revenues. Year-to-date 2011 company-wide digital revenues were $801 million, 12% higher than 2010 and were approximately 21% of the Company’s total operating revenues.

The Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation during the second quarter of 2010. Revenues associated with these businesses, reflected as discontinued operations, totaled approximately $33 million in the 2010 year-to-date period.

Operating Expenses

Operating expenses for the quarter and year-to-date, which include facility consolidation and intangible asset impairments as well as workforce restructuring costs, were down 4% for the quarter and 2% year-to-date. These expense reductions reflect ongoing efforts to create efficiencies through facility consolidations and other savings initiatives. Expenses were lower in all segments for the third quarter of 2011 and declined in the publishing and broadcasting segments on a year-to-date basis. Digital segment expenses year-to-date increased compared to last year, which resulted from that segment’s solid revenue growth and investment in new initiatives.

Newsprint expense comparisons to the prior year were slightly higher for the third quarter, reflecting a 10% increase in usage prices partially offset by a 9% consumption decline. Newsprint expense increased 7% on a year-to-date basis, as an 18% increase in usage price was partially offset by a 9% decline in consumption. Pension costs were lower in the quarter and year-to-date period, reflecting strong investment returns in 2010 and the impact of the closure of the Newsquest pension plan to future benefit accruals effective March 31, 2011.

Operating Income

Operating income was $198 million for the third quarter of 2011, a decrease of $2 million or 1% compared to the third quarter last year. The publishing segment reported lower earnings, down 18% for the quarter, reflecting soft ad revenue results partially offset by reduced expense levels. Reported earnings for broadcasting rose 3% for the quarter as substantially lower political ad revenues in 2011 were more than offset by higher non-political revenues and by lower expense levels. Operating income for digital more than doubled reflecting significant revenue gains at CareerBuilder. In addition, total digital segment expenses were lower reflecting an asset impairment charge last year.

Operating income was $619 million for the year-to-date period, a decrease of 10%. Publishing results were similarly affected by those factors mentioned for third quarter comparisons. Broadcasting results year-to-date were down slightly, reflecting the absence of Olympic and Super Bowl advertising and much lower political ad revenue. However, these factors were almost totally offset by higher non-political ad revenues, higher retransmission revenues and lower expense levels. Digital operating income results for the year-to-date period were sharply higher, again principally reflecting CareerBuilder’s revenue growth.

Income from Continuing Operations Attributable to Gannett Co., Inc.

Net Income attributable to Gannett Co., Inc. was $100 million for the third quarter of 2011, a decrease of $2 million or 2% compared to 2010. Earnings per diluted share were $0.41 in the third quarter compared to $0.42 last year. For the year-to-date period income from continuing operations attributable to Gannett Co., Inc. was $342 million, a decrease of $51 million or 13% compared to 2010. Earnings per diluted share were $1.40 for the year-to-date period compared to $1.63 last year. These lower results paralleled the overall change in operating income.

The following is a discussion of the Company’s reported operating segment results:

Publishing Results

Publishing revenues declined 5% to $918 million from $969 million in the third quarter last year and declined 5% to $2.82 billion for the year-to-date period. Publishing revenues are derived principally from advertising and circulation sales, which accounted for 64% and 29%, respectively, of total publishing revenues for the third quarter and 65% and 28%, respectively, for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet web sites, mobile and tablet applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.

Publishing revenues, in thousands of dollars

Third Quarter	2011	2010	Change

Advertising	$591,676	$646,720	(9%)
Circulation	262,099	264,627	(1%)
All other	63,989	58,022	10%

Total	$917,764	$969,369	(5%)

Year-to-Date	2011	2010	Change

Advertising	$1,840,276	$1,988,227	(7%)
Circulation	795,745	813,713	(2%)
All other	188,667	185,911	1%

Total	$2,824,688	$2,987,851	(5%)

The table below presents the principal categories of advertising revenues for the publishing segment.

Advertising revenues, in thousands of dollars

Third Quarter	2011	2010	Change

Retail	$303,008	$321,527	(6%)
National	98,976	116,874	(15%)
Classified	189,692	208,319	(9%)

Total publishing advertising revenue	$591,676	$646,720	(9%)

Year-to-Date	2011	2010	Change

Retail	$938,609	$997,537	(6%)
National	318,757	359,288	(11%)
Classified	582,910	631,402	(8%)

Total publishing advertising revenue	$1,840,276	$1,988,227	(7%)

Publishing advertising revenues decreased 9% in the quarter to $592 million from $647 million in the third quarter of 2010 and decreased 7% for the year-to-date period to $1.84 billion from $1.99 billion. For U.S. publishing, advertising revenue decreased 9% for the third quarter and 8% for the year-to-date period. In the UK, advertising revenues were lower by 4% for the third quarter and 5% for the year-to-date period. On a constant currency basis, advertising revenues in the UK declined 8% for the third quarter and 10% for the year-to-date period. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars increased 4% to 1.61 for the third quarter of 2011 from 1.55 last year and increased 5% to 1.61 for the 2011 year-to-date period from 1.53 last year.

The percentage changes in the advertising categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Third Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(6%)	(5%)	(6%)	(6%)
National	(17%)	7%	(16%)	(15%)
Classified	(9%)	(12%)	(10%)	(9%)

Total	(9%)	(8%)	(9%)	(9%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(6%)	(6%)	(6%)	(6%)
National	(13%)	2%	(12%)	(11%)
Classified	(7%)	(14%)	(9%)	(8%)

Total	(8%)	(10%)	(8%)	(7%)

For the third quarter and year-to-date periods, retail advertising revenues declined 6%. Most retail advertising categories continue to be adversely affected by the softening economy in both the U.S. and UK.

National advertising revenues decreased 15% for the quarter. A decline in advertising demand at USA TODAY and USA WEEKEND was partially offset by an increase in national advertising at Newsquest. At USA TODAY, a substantial increase in technology advertising spending, the largest category in the quarter, was more than offset by declines in entertainment, automotive and financial categories. National advertising for the year-to-date period declined 11% reflecting lower advertising at USA TODAY, USA WEEKEND and at the Company’s local U.S. community newspapers.

Classified advertising at the Company’s domestic publishing operations declined 9% for the third quarter of 2011 reflecting the softening economy. Employment advertising in the U.S. was unchanged compared to the third quarter last year, while automotive revenues declined 5% reflecting, in part, supply chain and inventory issues as a result of the Japan situation. The real estate category, reflecting the problematic housing market nationwide, was 20% lower in the third quarter. Newsquest classified advertising was 12% lower in pounds for the quarter, however this was better than second quarter comparisons due in part to an 11 percentage point improvement in employment ad comparisons. On a year-to-date basis, domestic classified revenues declined 7% reflecting an increase in employment, offset primarily by declines in real estate, legal and other.

The percentage changes in the classified categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Third Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	(5%)	(13%)	(6%)	(6%)
Employment	0%	(14%)	(5%)	(3%)
Real Estate	(20%)	(12%)	(17%)	(16%)
Legal	(18%)	—	(18%)	(18%)
Other	(11%)	(9%)	(10%)	(9%)

Total	(9%)	(12%)	(10%)	(9%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	(1%)	(13%)	(3%)	(2%)
Employment	2%	(23%)	(7%)	(5%)
Real Estate	(19%)	(9%)	(16%)	(14%)
Legal	(17%)	—	(17%)	(17%)
Other	(8%)	(10%)	(9%)	(7%)

Total	(7%)	(14%)	(9%)	(8%)

The Company’s publishing operations, including U.S. Community Publishing, USA TODAY and affiliated companies and Newsquest, generate advertising revenues from web sites, tablets and mobile applications that are associated with their publishing businesses. These revenues are reflected within the retail, national and classified categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. These digital advertising revenues associated with publishing operations increased 8% for the quarter and 11% for year-to-date period reflecting the Company’s continued focus on cross-platform sales and the impact of the Company’s Yahoo! initiative that began late last year. U.S. Community Publishing digital revenues increased 9% in the quarter and 10% on a year-to-date basis reflecting gains in the automotive, employment and retail categories. Digital revenues in the UK were 6% higher in pounds for the quarter and 4% higher for the first nine months of 2011.

Circulation revenues declined 1% for the third quarter of 2011 to $262 million from $265 million last year and declined 2% to $796 million for the first nine months of 2011. Circulation revenues improved sequentially relative to comparisons for the first and second quarters this year. Net paid daily circulation for publishing operations, excluding USA TODAY, declined 6% for the quarter and year-to-date periods. Sunday net paid circulation was virtually flat for the quarter and down 1% for the year-to-date period. In the September 2011 ABC Publishers Statement, circulation for USA TODAY for the previous six months decreased 3% from 1,830,594 in 2010 to 1,784,242.

“All Other” revenues increased 10% for the quarter and were up 1% for the year-to-date period, primarily due to an increase in commercial printing revenues in the UK.

Publishing operating expenses were down 3% in the quarter to $810 million from $838 million in the third quarter of 2010 and were down 2% to $2.46 billion for the year-to-date period. The expense declines primarily reflect the result of continuing efficiency efforts including the effects of facility consolidation in prior periods. The year-to-date decline is partially offset by higher newsprint expenses, workforce restructuring charges and facility consolidation costs. Workforce restructuring costs totaled $9 million in the current quarter and workforce restructuring and facility consolidation costs totaled $37 million in the first nine months of 2011. In the third quarter and year-to-date periods of 2010, workforce restructuring and facility consolidation costs totaled $9 million.

Newsprint expense increased slightly in the third quarter as compared to 2010, reflecting a 10% increase in usage prices that was almost offset by a 9% decline in consumption. Newsprint expense increased 7% for the first nine months of 2011, reflecting an 18% increase in usage prices that was partially offset by a 9% decline in consumption. The Company expects its newsprint expense to be lower in the fourth quarter of 2011 compared with 2010 due to reduced consumption.

Publishing segment operating income was $108 million in the quarter compared to $131 million last year, a decrease of 18%. Operating income for the year-to-date period was $364 million, a decrease of 23% compared to last year. The decreases reflect lower operating revenues partially offset by reduced operating expenses, as discussed above.

A separate discussion of publishing operating expenses and operating income excluding the effect of special items (Non-GAAP basis) appears on page 12.

Digital Results

The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Planet Discover and Metromix.

Digital segment operating revenues were $174 million in the third quarter of 2011 compared to $158 million in 2010, an increase of $16 million or 10%. Year-to-date operating revenues were $505 million compared to $452 million, an increase of $53 million or 12%, primarily reflecting continued strong revenue growth at CareerBuilder. CareerBuilder continues to build market share in the U.S. market and its international operations have expanded in Europe and Asia.

Digital operating expenses were $140 million in the third quarter of 2011 compared to $142 million in 2010, a decrease of $2 million or 2%. Expenses decreased in this year’s third quarter primarily due to intangible asset impairments and workforce restructuring charges taken in the third quarter last year. This favorable impact on expense comparisons was partially offset by increased expenses in support of revenue growth as well as continued investment in new digital initiatives. Year-to-date operating expenses were $418 million, an increase of $13 million or 3% compared to last year, reflecting effects similar to those discussed in the quarter comparisons. Digital segment operating income more than doubled in the third quarter of 2011 to $34 million. Digital segment operating income increased 86% to $87 million for the year-to-date period.

Broadcasting Results

Broadcasting includes results from the Company’s 23 television stations and Captivate. Reported broadcasting revenues were $174 million in the third quarter, 6% lower than the third quarter last year which benefitted from $21 million in politically related advertising demand, $18 million more than recognized in the third quarter of 2011. Revenues for the year-to-date period were $523 million, a decline of 3% from $537 million last year which benefitted from substantial political and Olympic advertising as well as additional advertising when the Super Bowl was on CBS in the first quarter of 2010 as compared to 2011 when it was on FOX.

Television revenues for the quarter and year-to-date periods were $169 million and $505 million, down by 6% and 3%, respectively, from the comparable periods in 2010. Digital revenues for the television stations were 28% higher for the quarter and for the first nine months of 2011, reflecting the Company’s focus on local digital sales through Yahoo! and community websites. Retransmission revenues totaled $20 million for the quarter and $59 million for the year-to-date period, an increase of 27% and 25%, respectively, over the comparable periods in 2010. The increase in retransmission revenues from last year is primarily due to finalizing a new agreement at the end of 2010 with one of the Company’s largest distributors as well as price escalators in other contracts. There are no incremental costs associated with retransmission revenues; therefore, all of these revenues contribute directly to operating income.

Total adjusted television revenues, defined to exclude the estimated incremental impact of ad demand related to political spending, were up 5% for the third quarter of 2011. The increase was due, in part, to strengthened demand for automotive and several other key categories in the quarter. For the year-to-date period, adjusted television revenues excluding the estimated incremental impact of ad demand related to political spending, the Olympics and Super Bowl, were up 6%. Based on current trends, excluding the incremental impact of political spending, the percentage increase in total adjusted television revenues for the fourth quarter of 2011 is expected to be in the high single digits.

Broadcasting operating expenses for the third quarter totaled $106 million, down 11% from the third quarter 2010. Broadcasting operating expenses for the year-to-date period were down 4% from 2010. Broadcasting expense comparisons were better due to the absence in 2011 of charges for facility consolidation, asset impairment and workforce restructuring. The third quarter of 2010 included $9 million for such charges. Operating income was $69 million for the third quarter and $212 million for the year-to-date period 2011 compared to $67 million and $213 million, respectively, in 2010.

Corporate Expense

Corporate expense in the third quarter of 2011 was $13 million, down slightly from the third quarter of 2010. Year-to-date corporate expense decreased 2% to $45 million from $46 million last year.

Non-Operating Income and Expense

Equity Earnings

Equity income decreased $4 million for the quarter and $1 million for the year-to-date period, reflecting an impairment of an equity method investment of $2 million in the third quarter as well as lower newspaper partnership results in the third quarter and year-to-date periods of 2011. Significantly higher results from Classified Ventures for the quarter and year-to-date partially offset those factors.

Interest Expense

The Company’s interest expense for the third quarter was $41 million, about even with last year reflecting lower debt levels but a higher average rate. The Company’s interest expense for the year-to-date period was $132 million, up 4% from 2010. Total average outstanding debt was $2.00 billion and $2.17 billion for the third quarter and year-to-date periods of 2011 compared to $2.56 billion and $2.78 billion last year, respectively. The weighted average interest rate for total outstanding debt was 7.26% and 7.31% for the third quarter and year-to date periods of 2011 compared to 5.94% and 5.65% last year, respectively. The Company reduced its debt by $103 million during the quarter and by $434 million during the year-to-date period.

At the end of the third quarter of 2011, the Company had $395 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2 million.

Other Non-Operating Items

Other non-operating items decreased $6 million for the quarter, primarily due to lower interest income and certain investment losses related to the downturn in the financial markets. The change in the Company’s other non-operating items of $3 million for the year-to-date period was primarily due to a gain recognized in the second quarter of 2011 as a result of the prepayment of a secured promissory note that the Company received in connection with the disposition of publishing operations as well as the write down of an investment last year. These favorable variances were partially offset by lower interest income and other investment losses.

Provision for Income Taxes

The Company’s effective income tax rate for continuing operations was 31.0% for the third quarter and 27.0% for the first nine months of 2011, compared to 35.2% and 28.8% for the comparable periods of 2010. The tax rate for the third quarter of 2011 reflects the benefit of certain state audit settlements and a lower tax rate applicable to UK operations.

For the first nine months of 2011 the tax rate also includes a special net tax benefit of $20 million, primarily from a certain significant multi-year audit settlement. The tax rate for the first nine months of 2010 included a special net benefit of $29 million from the release of tax reserves related to the sale of a business in a prior year, partially offset by additions to reserves for prior year tax positions. Additionally, the tax rate for the first nine months of 2010 also included a special $2 million tax charge related to health care reform legislation. A separate discussion of effective income tax rates excluding these special items (non-GAAP basis) appears on page 15.

Income from Continuing Operations Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $100 million for the third quarter of 2011, a decrease of $2 million or 2% compared to 2010. Earnings per diluted share were $0.41 in the third quarter compared to $0.42 last year. For the year-to-date period of 2011, income from continuing operations attributable to Gannett Co., Inc. was $342 million, a decrease of $51 million or 13% compared to 2010. Earnings per diluted share were $1.40 for the year-to-date period compared to $1.63 last year.

The weighted average number of diluted shares outstanding for the third quarter of 2011 totaled 243,350,000 compared to 241,865,000 for the third quarter of 2010. For the first nine months of 2011 and 2010, the weighted average number of diluted shares outstanding totaled 243,551,000 and 241,324,000, respectively. The increase is primarily due to issuance of shares for part of the Company’s 401k match and shares issued upon stock option exercises, partially offset by shares repurchased in the third quarter of 2011. See Part II, Item 2 for information on share repurchases.

Discontinued Operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and a small directory publishing operation in Michigan. The revenues and expenses, along with associated income taxes, from each of these properties have been removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Income titled “Loss from the operation of discontinued operations, net of tax” for the 2010 year-to-date period. In the second quarter of 2010 the Company also reported earnings of $21 million or $0.09 per diluted share for the gain on the disposition of these properties.

Operating Results—Non-GAAP Information

The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation expenses, non-cash asset impairment charges and certain charges and credits to its income tax provision. The Company believes that such expenses and tax items are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate production facilities and centralize functions. These expenses include payroll and related benefit costs and accelerated depreciation. Non-cash asset impairment charges were recorded in 2011 and 2010 to reduce the book value of certain operating intangible assets and an investment accounted for under the equity method to fair value as the businesses underlying these assets had experienced significant and sustained declines in operating performance. In addition, the Company recorded a $20 million net tax benefit in the second quarter of 2011 related primarily to a tax settlement covering multiple years. The $29 million net tax benefit in the second quarter of 2010 was due primarily to the expiration of the statutes of limitations and the accompanying release of tax reserves related to the sale of a business in a prior year. The first quarter of 2010 included a $2 million tax charge related to healthcare reform legislation and the resultant loss of tax deductibility for certain healthcare costs covered by Medicare retiree drug subsidies.

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

Non-GAAP Financial Tables/Reconciliations

On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:

In thousands of dollars, except per share amounts

Third Quarter	2011	2010	Change

Operating revenues	$1,266,034	$1,312,335	(4%)
Adjusted operating expenses, non-GAAP basis	1,059,188	1,080,914	(2%)

Adjusted operating income, non-GAAP basis	$206,846	$231,421	(11%)

Adjusted net income attributable to Gannett Co., Inc., non- GAAP basis	$106,150	$124,742	(15%)

Adjusted income per share – diluted, non-GAAP basis	$0.44	$0.52	(15%)

Year-to-Date	2011	2010	Change

Operating revenues	$3,852,234	$3,977,063	(3%)
Adjusted operating expenses, non-GAAP basis	3,196,209	3,256,003	(2%)

Adjusted operating income, non-GAAP basis	$656,025	$721,060	(9%)

Adjusted income from continuing operations attributable to Gannett Co., Inc., non-GAAP basis	$345,779	$390,026	(11%)

Adjusted income per share – diluted, non-GAAP basis	$1.42	$1.62	(12%)

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts

Third Quarter	2011	2010	Change

Operating expense (GAAP basis)	$1,067,873	$1,112,047	(4%)
Remove special items:
Workforce restructuring	(8,685)	(8,088)	7%
Facility consolidation and asset impairment charges	—	(23,045)	***

As adjusted (non-GAAP basis)	$1,059,188	$1,080,914	(2%)

Operating income (GAAP basis)	$198,161	$200,288	(1%)
Remove special items:
Workforce restructuring	8,685	8,088	7%
Facility consolidation and asset impairment charges	—	23,045	***

As adjusted (non-GAAP basis)	$206,846	$231,421	(11%)

Total non-operating (expense) income (GAAP basis)	$(41,581)	$(31,600)	32%
Remove special items:
Asset impairment charge	1,877	—	***

As adjusted (non-GAAP basis)	$(39,704)	$(31,600)	26%

Net income attributable to Gannett Co., Inc. (GAAP basis)	$99,788	$101,409	(2%)
Remove special items (net of tax):
Workforce restructuring	5,285	5,088	4%
Facility consolidation and asset impairment charges	1,077	18,245	(94%)

As adjusted (non-GAAP basis)	$106,150	$124,742	(15%)

Diluted earnings per share (GAAP basis)	$0.41	$0.42	(2%)
Remove special items (net of tax):
Workforce restructuring	0.02	0.02	—
Facility consolidation and asset impairment charges	—	0.08	***

As adjusted (non-GAAP basis) (a)	$0.44	$0.52	(15%)

(a)	Total per share amount does not sum due to rounding.

Year-to-Date	2011	2010	Change

Operating expense (GAAP basis)	$3,233,703	$3,287,136	(2%)
Remove special items:
Workforce restructuring	(23,444)	(8,088)	***
Facility consolidation and asset impairment charges	(14,050)	(23,045)	(39%)

As adjusted (non-GAAP basis)	$3,196,209	$3,256,003	(2%)

Operating income (GAAP basis)	$618,531	$689,927	(10%)
Remove special items:
Workforce restructuring	23,444	8,088	***
Facility consolidation and asset impairment charges	14,050	23,045	(39%)

As adjusted (non-GAAP basis)	$656,025	$721,060	(9%)

Total non-operating (expense) income (GAAP basis)	$(116,382)	$(112,684)	3%
Remove special items:
Asset impairment charge	1,877	—	***

As adjusted (non-GAAP basis)	$(114,505)	$(112,684)	2%

Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$341,808	$393,193	(13%)
Remove special items (net of tax):
Workforce restructuring	14,544	5,088	***
Facility consolidation and asset impairment charges	9,527	18,245	(48%)
Prior year tax reserve adjustments, net	(20,100)	(28,700)	(30%)
Tax charge for health care legislation	—	2,200	***

As adjusted (non-GAAP basis)	$345,779	$390,026	(11%)

Diluted earnings per share from continuing operations (GAAP basis)	$1.40	$1.63	(14%)
Remove special items (net of tax):
Workforce restructuring	0.06	0.02	***
Facility consolidation and asset impairment charges	0.04	0.08	(50%)
Prior year tax reserve adjustments, net	(0.08)	(0.12)	(33%)
Tax charge for health care legislation	—	0.01	***

As adjusted (non-GAAP basis)	$1.42	$1.62	(12%)

Consolidated operating expenses on a non-GAAP basis for the third quarter of 2011, adjusted to remove $9 million in costs due to workforce restructuring, declined 2% compared to 2010. Consolidated operating expenses on a non-GAAP basis for the year-to-date period 2011, adjusted to remove $14 million of non-cash charges primarily associated with facility consolidations and $23 million in costs due to workforce restructuring, declined 2% compared to 2010. The reduced expense levels reflect the impact of efficiency efforts and facility consolidations in prior quarters. Payroll expenses, excluding workforce restructuring costs, were down 4% for the quarter and 2% for the year-to-date period compared to 2010. Cost reductions were offset, in part, by higher newsprint expenses for the first nine months of 2011 and higher costs in the digital segment associated with strong revenue growth and investments in new initiatives for both the quarter and year-to-date periods.

As a result of the above cost factors, as well as slightly lower overall revenues, as adjusted operating income on a non-GAAP basis was $207 million for the third quarter of 2011, a decrease of 11% from the comparable period last year, and was $656 million for the year-to-date period, a decrease of 9% from the comparable period last year. Adjusted income from continuing operations attributable to Gannett Co., Inc. on a non-GAAP basis was $106 million for the quarter and $346 million for the year-to-date period, decreases of $19 million or 15% and $44 million or 11%, respectively, compared to last year.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s publishing segment is presented below:

In thousands of dollars

Third Quarter	2011	2010	Change

Publishing segment operating expenses (GAAP basis)	$809,822	$838,483	(3%)
Remove special items:
Workforce restructuring	(8,685)	(7,289)	19%
Facility consolidation charges	—	(2,188)	***

As adjusted (non-GAAP basis)	$801,137	$829,006	(3%)

Publishing segment operating income (GAAP basis)	$107,942	$130,886	(18%)
Remove special items:
Workforce restructuring	8,685	7,289	19%
Facility consolidation charges	—	2,188	***

As adjusted (non-GAAP basis)	$116,627	$140,363	(17%)

Year-to-Date	2011	2010	Change

Publishing segment operating expenses (GAAP basis)	$2,460,503	$2,512,202	(2%)
Remove special items:
Workforce restructuring	(23,444)	(7,289)	***
Facility consolidation charges	(14,050)	(2,188)	***

As adjusted (non-GAAP basis)	$2,423,009	$2,502,725	(3%)

Publishing segment operating income (GAAP basis)	$364,185	$475,649	(23%)
Remove special items:
Workforce restructuring	23,444	7,289	***
Facility consolidation charges	14,050	2,188	***

As adjusted (non-GAAP basis)	$401,679	$485,126	(17%)

Publishing segment operating expenses in the third quarter of 2011 were impacted by $9 million in costs due to workforce restructuring. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $801 million. Publishing segment operating expenses for the year-to-date period of 2011 were impacted by $14 million of non-cash charges primarily associated with facility consolidations and $23 million in costs due to workforce restructuring. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $2.42 billion. These reduced expense levels primarily reflect the result of continuing efficiency efforts and the impact of facility consolidations, offset, in part, by an increase in newsprint expense for the year-to-date period. As adjusted operating income for the publishing segment on a non-GAAP basis was $117 million for the third quarter of 2011 and $402 million for the year-to-date period, reductions of 17%, from the comparable periods last year.

A summary of the impact of asset impairment and workforce restructuring charges on the Company’s digital segment is presented below:

In thousands of dollars

Third Quarter	2011	2010	Change

Digital segment operating expenses (GAAP basis)	$139,580	$141,941	(2%)
Remove special items:
Workforce restructuring	—	(420)	*	**
Asset impairment charges	—	(12,535)	*	**

As adjusted (non-GAAP basis)	$139,580	$128,986	8%

Digital segment operating income (GAAP basis)	$34,350	$15,728	*	**
Remove special items:
Workforce restructuring	—	420	*	**
Asset impairment charges	—	12,535	*	**

As adjusted (non-GAAP basis)	$34,350	$28,683	20%

Year-to-Date	2011	2010	Change

Digital segment operating expenses (GAAP basis)	$418,363	$405,840	3%
Remove special items:
Workforce restructuring	—	(420)	*	**
Asset impairment charges	—	(12,535)	*	**

As adjusted (non-GAAP basis)	$418,363	$392,885	6%

Digital segment operating income (GAAP basis)	$86,608	$46,571	86%
Remove special items:
Workforce restructuring	—	420	*	**
Asset impairment charges	—	12,535	*	**

As adjusted (non-GAAP basis)	$86,608	$59,526	45%

Digital segment operating expenses in the third quarter and year-to-date of 2010 were impacted by $13 million of special items, which consists primarily of asset impairment charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis increased 8% and 6% for the quarter and year-to-date periods of 2011, respectively. The higher expense levels support the segment’s revenue growth and also reflect continued investment in new digital initiatives. As adjusted non-GAAP operating income increased 20% to $34 million for the quarter and increased 45% to $87 million for the year-to-date period.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s broadcasting segment is presented below:

In thousands of dollars

Third Quarter	2011	2010	Change

Broadcasting segment operating expenses (GAAP basis)	$105,788	$118,691	(11%)
Remove special items:
Workforce restructuring	—	(379)	***
Facility consolidation and asset impairment charges	—	(8,322)	***

As adjusted (non-GAAP basis)	$105,788	$109,990	(4%)

Broadcasting segment operating income (GAAP basis)	$68,552	$66,606	3%
Remove special items:
Workforce restructuring	—	379	***
Facility consolidation and asset impairment charges	—	8,322	***

As adjusted (non-GAAP basis)	$68,552	$75,307	(9%)

Year-to-Date	2011	2010	Change

Broadcasting segment operating expenses (GAAP basis)	$310,159	$323,313	(4%)
Remove special items:
Workforce restructuring	—	(379)	***
Facility consolidation and asset impairment charges	—	(8,322)	***

As adjusted (non-GAAP basis)	$310,159	$314,612	(1%)

Broadcasting segment operating income (GAAP basis)	$212,416	$213,488	(1%)
Remove special items:
Workforce restructuring	—	379	***
Facility consolidation and asset impairment charges	—	8,322	***

As adjusted (non-GAAP basis)	$212,416	$222,189	(4%)

Broadcasting segment operating expenses in the third quarter and year-to-date of 2010 were impacted by $9 million of special items, consisting mainly of facility consolidation and asset impairment charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis decreased 4% and 1% for the quarter and year-to-date periods, respectively, reflecting efficiency efforts. As adjusted 2011 non-GAAP operating income decreased 9% for the quarter and 4% year-to-date. The reduction in operating income reflects the absence of substantial political advertising in 2011, particularly in the third quarter. Similarly for the year-to-date period, the absence of political advertising, as well as Olympic and Super Bowl related advertising, resulted in lower operating income. These challenges in revenue comparisons were tempered by solid growth in non-political related advertising, an increase in retransmission revenues and a reduction in expense levels.

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

Third Quarter	2011	2010

Provision for income taxes as reported (GAAP basis)	$44,800	$55,000
Workforce restructuring	3,400	3,000
Facility consolidation and asset impairment charges	800	4,800

As adjusted (non-GAAP basis)	$49,000	$62,800

As adjusted effective tax rate (non-GAAP basis)	31.6%	33.5%

Year-to-Date	2011	2010

Provision for income taxes as reported (GAAP basis)	$126,700	$159,213
Workforce restructuring	8,900	3,000
Facility consolidation and asset impairment charges	6,400	4,800
Prior year tax reserve adjustments, net	20,100	28,700
Tax charge for health care legislation	—	(2,200)

As adjusted (non-GAAP basis)	$162,100	$193,513

As adjusted effective tax rate (non-GAAP basis)	31.9%	33.2%

The adjusted non-GAAP tax rate for the third quarter of 2011 was 31.6% compared to 33.5% for the third quarter of last year. The year-to-date adjusted non-GAAP tax rate was 31.9% and 33.2% for 2011 and 2010, respectively. In both years, certain reserves were released due to audit settlements and the lapse of certain statutes of limitations. The third quarter and year-to-date periods for 2011 also reflect a lower tax rate for UK operations.

Certain Matters Affecting Future Operating Results

The Company’s revenues for the remainder of 2011 will be influenced by the likely continuance of soft economic conditions in the U.S. and UK, which could dampen ad revenue demand, particularly for publishing. Broadcast revenues will continue to face comparative challenges due to the heavy political spending in 2010. The fourth quarter of 2010 included $52 million in political revenue. Excluding the incremental impact of political, the Company expects broadcast revenues to increase due to strength in non-political advertising and retransmission revenues. Digital revenues are also expected to continue to increase due to higher online employment demand that will positively impact CareerBuilder results.

Operating expenses excluding special items are expected to be down due to the benefit of efficiency efforts and facility consolidations; however, these savings will be partially offset by higher digital expenses in support of that segment’s revenue growth.

During the third quarter of 2011, the Company signed a non-binding letter of intent with The Columbus Dispatch for the possible printing of The Cincinnati Enquirer and The Kentucky Enquirer at the Columbus printing facilities. The final decision to implement this change to the Company’s Cincinnati operations is dependent upon reaching a definitive agreement with the Columbus Dispatch. If this agreement is reached, the Company will incur charges for the partial withdrawal from multi-employer pension plans which will be negotiated with the representatives of those pension plans. The Company will also incur severance related costs for the reduction of its workforce in Cincinnati and it will begin recognizing accelerated depreciation charges on its printing facilities there. If a definitive agreement is reached, it is expected that a complete transition of operations could take approximately 12 months to complete. Total special charges to be taken for severance, depreciation and pension are estimated to be less than $60 million. The severance and pension costs would be taken in the quarter in which a definitive agreement is reached; however, the accelerated depreciation would be recognized over the period leading up to implementation of the production shift to Columbus. The pension liability determinations are not likely to be finalized for a considerable period of time, possibly in 2013, and therefore current estimates are subject to the likelihood of considerable change due to interest rates, investment returns and other factors affecting the plans’ funded status.

On October 6, 2011, the Company announced that Craig A. Dubow, formerly the Company’s Chairman and Chief Executive Officer, resigned due to disability. Mr. Dubow had taken a leave of absence on September 15 to address continuing issues related to prior medical conditions. Gracia C. Martore, then President and Chief

Operating Officer, who served as principal executive officer while Mr. Dubow was on medical leave, was promoted to President and Chief Executive Officer and joined the Company’s Board of Directors. During the fourth quarter of 2011, the Company will record a charge of approximately $16 million in connection with the retirement of Mr. Dubow.

The Gannett board of directors has honored the request of Ms. Martore that she not receive a salary increase in connection with her promotion or for 2012. The Gannett board and Ms. Martore also mutually agreed not to renegotiate her existing employment contract in connection with her promotion to CEO.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The Company’s net cash flow from operating activities was $603 million for the first nine months of 2011, compared to $684 million for the first nine months of 2010. The reduction parallels the year over year change in aggregate operating results for the Company’s business segments.

Cash flows used for investing activities totaled $11 million for the first nine months of 2011. This reflects $46 million of capital spending, $16 million of payments for certain publishing and digital business acquisitions, and $16 million of payments for investments. The Company received $31 million of proceeds from investments and $37 million of proceeds from the sale of certain assets. Proceeds from the sale of certain assets include $26 million for the prepayment of a secured promissory note. The note was received in connection with the disposition of certain publishing operations in 2010.

Cash flows used for financing activities totaled $580 million for the first nine months of 2011 reflecting net debt payments of $439 million, payment of dividends totaling $29 million, repurchases of common shares for $28 million and an $85 million payment made to repurchase a noncontrolling membership interest. The Company paid $433 million of notes due in June 2011 from borrowings under revolving credit agreements and cash flow from operations. Cash flows used for financing activities totaled $675 million for the first nine months of 2010 reflecting debt payments of $647 million and payment of dividends totaling $29 million.

At the end of the third quarter of 2011, the Company’s total long-term debt was $1.92 billion and its senior leverage ratio was 1.78x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements.

The long-term debt of the Company is summarized below:

In thousands of dollars
	Sept. 25, 2011	Dec. 26, 2010

Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196
Unsecured floating rate term loan paid July 2011	—	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,500	306,397
Borrowings under revolving credit agreements expiring September 2014	395,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,432	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,126	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,876	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	168,742	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,080	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,668	246,403

Total long-term debt	$1,918,424	$2,352,242

On September 25, 2011, the Company had unused borrowing capacity of $1.24 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company used a combination of cash flow from operating activities and borrowings from the credit agreements to repay notes that matured in June 2011 and the term loan that matured in July 2011.

The fair value of the Company’s total long-term debt, based principally on quoted market prices for the individual tranches of debt, totaled $2.0 billion at September 25, 2011.

On July 18, 2011, the Company announced that its board of directors approved a 100% increase in its regular quarterly dividend to $0.08 per share from $0.04 per share. The first increased dividend was paid on October 3, 2011 to shareholders of record on September 9, 2011. The board of directors also authorized the resumption of share repurchases under the Company’s existing share repurchase program approved on July 25, 2006, under which approximately $781 million of share repurchases remains available. The Company expects to repurchase up to $100 million of shares over the 12 month period commencing from the announcement date of July 18, 2011. During the third quarter of 2011, the Company repurchased 2.7 million shares at a cost of $28 million. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. The board will regularly assess the appropriate dividend level and share repurchase levels depending on economic and market conditions.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $397 million at the end of the third quarter of 2011 versus $395 million at the end of 2010. Newsquest’s assets and liabilities at September 25, 2011 and December 26, 2010 were translated from the British pound to U.S. dollars at an exchange rate of 1.55 and 1.54, respectively. For the third quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.61 for 2011 compared to 1.55 last year. Year-to-date results were translated at an average rate of 1.61 in 2011 compared to 1.53 last year.

The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2011 would have increased or decreased approximately 1%.

Looking ahead, the Company expects to fund capital expenditures, interest, dividends, share repurchases, contributions to its pension plans and other operating requirements through cash flows from operations. The Company expects to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under its credit agreements or funds raised in the capital or credit markets. The Company’s financial and operating performance and its ability to generate sufficient cash flow for these purposes and to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”

Non-GAAP Liquidity Measure

The Company’s free cash flow, a non-GAAP liquidity measure, was $176 million for the quarter ended September 25, 2011 and $572 million for the year-to-date. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

Free Cash Flow, in thousands of dollars

Third Quarter	2011	2010

Net cash flow from operating activities	$188,352	$242,264
Purchase of property, plant and equipment	(17,128)	(16,973)
Payments for investments	(1,250)	(1,200)
Proceeds from investments	5,536	3,578

Free cash flow	$175,510	$227,669

Year-to-Date	2011	2010

Net cash flow from operating activities	$603,160	$683,683
Purchase of property, plant and equipment	(46,379)	(36,873)
Voluntary employer pension contributions	—	10,000
Tax benefit for voluntary employer pension contributions	—	(4,000)
Payments for investments	(16,047)	(5,316)
Proceeds from investments	31,217	16,387

Free cash flow	$571,951	$663,881

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

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Sept. 25, 2011	Dec. 26, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,990	$183,014
Trade receivables, less allowance for doubtful receivables (2011—$41,688; 2010—$39,419)	621,040	717,377
Other receivables	17,916	30,746
Inventories	69,163	72,025
Deferred income taxes	15,555	21,254
Prepaid expenses and other current assets	116,956	95,064
Assets held for sale	19,654	19,654

Total current assets	1,056,274	1,139,134

Property, plant and equipment
Cost	4,154,524	4,170,740
Less accumulated depreciation	(2,495,828)	(2,412,629)

Net property, plant and equipment	1,658,696	1,758,111

Intangible and other assets
Goodwill	2,862,019	2,836,960
Indefinite-lived and amortizable intangible assets, less accumulated amortization	506,960	518,797
Deferred income taxes	107,188	170,385
Investments and other assets	353,592	393,457

Total intangible and other assets	3,829,759	3,919,599

Total assets	$6,544,729	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Sept. 25, 2011	Dec. 26, 2010
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$207,395	$232,952
Compensation, interest and other accruals	383,109	394,942
Dividends payable	19,336	9,680
Income taxes	28,985	31,565
Deferred income	234,711	224,047

Total current liabilities	873,536	893,186

Income taxes	112,812	137,497
Long-term debt	1,918,424	2,352,242
Postretirement medical and life insurance liabilities	150,054	168,322
Pension liabilities	588,674	619,340
Other long-term liabilities	220,322	228,008

Total liabilities	3,863,822	4,398,595

Redeemable noncontrolling interest	—	84,176

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	628,411	630,316
Retained earnings	7,177,974	6,874,641
Accumulated other comprehensive loss	(365,617)	(365,334)

	7,765,187	7,464,042

Less treasury stock, 86,130,499 shares and 84,909,612 shares, respectively, at cost	(5,286,218)	(5,300,288)

Total Gannett Co., Inc. shareholders’ equity	2,478,969	2,163,754

Noncontrolling interests	201,938	170,319

Total equity	2,680,907	2,334,073

Total liabilities, redeemable noncontrolling interest and equity	$6,544,729	$6,816,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		% Inc
	Sept. 25, 2011	Sept. 26, 2010	(Dec)
Net Operating Revenues:
Publishing advertising	$591,676	$646,720	(8.5)
Publishing circulation	262,099	264,627	(1.0)
Digital	173,930	157,669	10.3
Broadcasting	174,340	185,297	(5.9)
All other	63,989	58,022	10.3

Total	1,266,034	1,312,335	(3.5)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	721,888	747,416	(3.4)
Selling, general and administrative expenses, exclusive of depreciation	297,001	289,443	2.6
Depreciation	41,263	44,479	(7.2)
Amortization of intangible assets	7,721	7,664	0.7
Facility consolidation and asset impairment charges	—	23,045	***

Total	1,067,873	1,112,047	(4.0)

Operating income	198,161	200,288	(1.1)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	2,563	7,041	(63.6)
Interest expense	(40,939)	(41,015)	(0.2)
Other non-operating items	(3,205)	2,374	***

Total	(41,581)	(31,600)	31.6

Income before income taxes	156,580	168,688	(7.2)
Provision for income taxes	44,800	55,000	(18.5)

Net income	111,780	113,688	(1.7)
Net income attributable to noncontrolling interest	(11,992)	(12,279)	(2.3)

Net income attributable to Gannett Co., Inc.	$99,788	$101,409	(1.6)

Net income per share – basic	$0.42	$0.43	(2.3)

Net income per share – diluted	$0.41	$0.42	(2.4)

Dividends per share	$0.08	$0.04	100.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine Weeks Ended		% Inc (Dec)
	Sept. 25, 2011	Sept. 26, 2010
Net Operating Revenues:
Publishing advertising	$1,840,276	$1,988,227	(7.4)
Publishing circulation	795,745	813,713	(2.2)
Digital	504,971	452,411	11.6
Broadcasting	522,575	536,801	(2.7)
All other	188,667	185,911	1.5

Total	3,852,234	3,977,063	(3.1)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,179,057	2,225,014	(2.1)
Selling, general and administrative expenses, exclusive of depreciation	891,744	877,267	1.7
Depreciation	124,971	138,104	(9.5)
Amortization of intangible assets	23,881	23,706	0.7
Facility consolidation and asset impairment charges	14,050	23,045	(39.0)

Total	3,233,703	3,287,136	(1.6)

Operating income	618,531	689,927	(10.3)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	13,994	15,077	(7.2)
Interest expense	(132,309)	(126,678)	4.4
Other non-operating items	1,933	(1,083)	***

Total	(116,382)	(112,684)	3.3

Income before income taxes	502,149	577,243	(13.0)
Provision for income taxes	126,700	159,213	(20.4)

Income from continuing operations	375,449	418,030	(10.2)
Loss from the operation of discontinued operations, net of tax	—	(322)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income	375,449	438,903	(14.5)
Net income attributable to noncontrolling interests	(33,641)	(24,837)	35.4

Net income attributable to Gannett Co., Inc.	$341,808	$414,066	(17.5)

Income from continuing operations attributable to Gannett Co., Inc.	$341,808	$393,193	(13.1)
Loss from the operation of discontinued operations, net of tax	—	(322)	***
Gain on disposal of publishing businesses, net of tax	—	21,195	***

Net income attributable to Gannett Co., Inc.	$341,808	$414,066	(17.5)

Earnings from continuing operations per share – basic	$1.42	$1.65	(13.9)
Earnings from discontinued operations
Discontinued operations per share – basic	—	—	***
Gain on disposal of publishing businesses per share – basic	—	0.09	***

Net income per share – basic	$1.42	$1.74	(18.4)

Earnings from continuing operations per share – diluted	$1.40	$1.63	(14.1)
Earnings from discontinued operations
Discontinued operations per share – diluted	—	—	***
Gain on disposal of publishing businesses per share – diluted	—	0.09	***

Net income per share – diluted	$1.40	$1.72	(18.6)

Dividends per share	$0.16	$0.12	33.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	Sept. 25, 2011	Sept. 26, 2010
Cash flows from operating activities:
Net income	$375,449	$438,903
Adjustments to reconcile net income to operating cash flows:
Gain on disposal of publishing businesses, net of tax	—	(21,195)
Depreciation and amortization	148,852	162,618
Facility consolidation and asset impairment charges	14,050	23,045
Pension expense, net of pension contributions	(32,413)	(10,114)
Equity income in unconsolidated investees, net	(13,994)	(15,077)
Stock-based compensation – equity awards	20,239	21,528
Change in other assets and liabilities, net	90,977	83,975

Net cash flow from operating activities	603,160	683,683

Cash flows from investing activities:
Purchase of property, plant and equipment	(46,379)	(36,873)
Payments for acquisitions, net of cash acquired	(16,288)	(15,164)
Payments for investments	(16,047)	(5,316)
Proceeds from investments	31,217	16,387
Proceeds from sale of assets	36,905	105,551

Net cash (used for) provided by investing activities	(10,592)	64,585

Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit agreements, net	174,000	(647,000)
Payments of unsecured floating rate notes	(433,432)	—
Payments of unsecured floating rate term loan	(180,000)	—
Dividends paid	(28,830)	(28,561)
Cost of common shares repurchased	(27,913)	—
Proceeds from issuance of common stock upon exercise of stock options	1,707	1,004
Repurchase of noncontrolling membership interest	(85,149)	—

Net cash used for financing activities	(579,617)	(674,557)

Effect of currency exchange rate change	25	(74)

Net (decrease) increase in cash and cash equivalents	12,976	73,637
Balance of cash and cash equivalents at beginning of period	183,014	98,795

Balance of cash and cash equivalents at end of period	$195,990	$172,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2011

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

During the second quarter of 2010, the Company completed the sale of The Honolulu Advertiser as well as a small directory publishing operation in Michigan. Income from continuing operations for the 2010 year-to-date period exclude the disposition gains and operating results from these former properties which have been reclassified to discontinued operations. Amounts applicable to discontinued operations, which have been reclassified in the Statements of Income for the thirty-nine week period ended September 26, 2010, are as follows:

(in thousands of dollars)	Thirty-nine Weeks Ended September 26, 2010
Revenues	$32,710
Pretax loss	$(758)
Net loss	$(322)
Gains (after tax)	$21,195

NOTE 2 – Recent accounting standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company will be required to adopt the provisions of ASU 2011-05 in the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80). ASU 2011-09 is intended to provide more information about an employer’s financial obligations to multiemployer pension plans. The guidance does not change the current recognition and measurement guidance for an employer’s participation in a multiemployer pension plan. The Company will be required to adopt the provisions of ASU 2011-09 in the fourth quarter of 2011.

NOTE 3 – Facility consolidation and asset impairment charges

2011

The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the Company recorded pre-tax charges of $14 million year-to-date 2011. Current and deferred tax benefits were recognized for these charges and, therefore, the year-to-date after-tax impact was $8 million (or $0.03 per share).

In the third quarter, the carrying value of an investment for which the Company owns a noncontrolling interest was written down to fair value because the business underlying the investment had experienced significant and sustained operating losses, leading the Company to conclude that it was other than temporarily impaired. The investment carrying value adjustment totaled $2 million pre-tax and $1 million on an after-tax basis, or less than $0.01 per share.

2010

Difficult business conditions required the Company to perform impairment tests on certain assets including goodwill and other intangible assets. As a result, the Company recorded non-cash impairment charges to reduce the book value of certain of those assets.

A goodwill impairment charge of $11 million resulted from the application of the impairment testing provisions included within the goodwill subtopic of Accounting Standards Codification (ASC) Topic 350. Because revenue results from the underlying business had softened from what was expected at the time the asset was last valued, testing for a certain digital reporting unit was updated during the third quarter of 2010 and an impairment was indicated. The fair value of the reporting unit was determined based on a discounted cash flow technique. The implied value of goodwill for this reporting unit was less than the carrying amount by $11 million and therefore an impairment charge in this amount was taken. No deferred tax benefits were recognized for the goodwill charge and therefore the after-tax effect of the impairment was $11 million or $0.04 per share.

The impairment charge of $2 million for other intangible assets for this same reporting unit results from carrying values being reduced for certain developed technology in accordance with ASC Topic 360. Deferred tax benefits have been recognized for this intangible asset impairment charge and therefore the total after-tax impact was $1 million or less than $0.01 per share.

The carrying values of property, plant and equipment at certain publishing and broadcast businesses were evaluated in the third quarter of 2010 due to facility consolidation efforts and changes in expected useful lives. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the Company recorded pre-tax charges of $6 million in the third quarter including $4 million in the broadcast segment and $2 million in the publishing segment. Deferred tax benefits were recognized for these charges and, therefore, the third quarter after-tax impact was $3 million or $0.01 per share.

Other charges of $5 million in the third quarter of 2010 include primarily the impairment of certain broadcast assets. Deferred tax benefits were recognized for these charges and, therefore, the third quarter after-tax impact was $3 million or $0.01 per share.

NOTE 4 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 25, 2011 and December 26, 2010.

(in thousands of dollars)
	Sept. 25, 2011		Dec. 26, 2010
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$2,862,019	$—	$2,836,960	$—
Indefinite-lived intangibles:
Mastheads and trade names	93,083	—	92,673	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	314,060	181,868	311,646	166,068
Other	57,123	30,742	56,628	31,386

Amortization expense was $7.7 million in the quarter ended September 25, 2011 and $23.9 million year-to-date. For the third quarter and year-to-date period of 2010, amortization expense was $7.7 million and $23.7 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over five to 25 years. Other intangibles primarily include commercial internally developed technology, patents and amortizable trade names. These assets were assigned lives of between four and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through September 25, 2011.

(in thousands of dollars)
	Publishing	Digital	Broadcasting	Total
Balance at Dec. 26, 2010
Goodwill	$7,599,030	$675,527	$1,618,563	$9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)

Net balance at Dec. 26, 2010	579,473	638,924	1,618,563	2,836,960

Activity during the period
Acquisitions and adjustments	14,893	8,383	—	23,276
Foreign currency exchange rate changes	192	1,656	(65)	1,783

Total	15,085	10,039	(65)	25,059

Balance at Sept. 25, 2011
Goodwill	7,626,393	675,566	1,618,498	9,920,457
Accumulated impairment losses	(7,031,835)	(26,603)	—	(7,058,438)

Net balance at Sept. 25, 2011	$594,558	$648,963	$1,618,498	$2,862,019

NOTE 5 – Long-term debt

The long-term debt of the Company is summarized below:

(in thousands of dollars)
	Sept. 25, 2011	Dec. 26, 2010

Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196
Unsecured floating rate term loan paid July 2011	—	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,500	306,397
Borrowings under revolving credit agreements expiring September 2014	395,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,432	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,126	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,876	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	168,742	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,080	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,668	246,403

Total long-term debt	$1,918,424	$2,352,242

For the first nine months of 2011, the Company’s long-term debt was reduced by $434 million reflecting net debt repayments of $439 million partially offset by debt discount amortization.

On September 25, 2011, the Company had unused borrowing capacity of $1.24 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company used a combination of cash flow from operating activities and borrowings from the credit agreements to repay notes that matured in June 2011 and the term loan that matured in July 2011.

NOTE 6 – Retirement plans

The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified, nonqualified and union plans are presented in the following table:

(in thousands of dollars)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

Service cost-benefits earned during the period	$1,973	$3,383	$5,919	$10,989
Interest cost on benefit obligation	42,253	41,426	126,760	132,913
Expected return on plan assets	(52,262)	(44,787)	(156,785)	(144,210)
Amortization of prior service cost	1,867	1,577	5,601	5,076
Amortization of actuarial loss	9,394	11,567	28,183	36,283

Pension expense for Company-sponsored retirement plans	3,225	13,166	9,678	41,051
Curtailment gain	—	—	—	(582)
Union and other pension cost	998	1,287	2,993	3,860

Pension cost	$4,223	$14,453	$12,671	$44,329

In the second and third quarters of 2011, the Company made contributions of $14 million and $10 million, respectively, to the Gannett Retirement Plan. Early in the fourth quarter of 2011, the Company made an additional contribution of $9 million.

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

(in thousands of dollars)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

Service cost-benefits earned during the period	$153	$178	$458	$535
Interest cost on net benefit obligation	2,301	2,651	6,903	7,953
Amortization of prior service credit	(4,878)	(4,844)	(14,633)	(14,532)
Amortization of actuarial loss	1,361	1,237	4,083	3,711

Net periodic postretirement benefit credit	$(1,063)	$(778)	$(3,189)	$(2,333)

NOTE 8 – Income taxes

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $108.7 million as of December 26, 2010 and $69.4 million as of September 25, 2011. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 26, 2010 was $153.5 million and as of September 25, 2011 was $101.4 million. The $52.1 million decrease reflects reductions for tax positions from prior years of $43.1 million, tax settlements of $15.6 million, and the lapse of statutes of limitations of $4.5 million. These reductions are partially offset by additions in the current year of $6.5 million and an increase for prior year tax positions of $4.6 million. The reductions for tax positions of prior years are primarily related to settlement of certain audits in the U.S. and the UK.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes as a component of income tax expense interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized a net benefit from the reversal of interest and penalty expense of $(6.2) million during the third quarter of 2011, and recognized a net interest and penalty expense of $0.2 million during the third quarter of 2010. The net interest and penalty benefit recognized in the third quarter of 2011 is primarily from the release of tax reserves related to an audit settlement. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 26, 2010, was approximately $36.5 million and as of September 25, 2011, was approximately $34.1 million.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2009 through 2010 tax years remain subject to examination by the IRS. The 2005 through 2010 tax years generally remain subject to examination by state authorities, and the years 2009-2010 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing state audits.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $34.3 million within the next 12 months.

NOTE 9 – Supplemental equity information

The following table summarizes equity account activity for the thirty-nine week periods ended September 25, 2011 and September 26, 2010. The redeemable noncontrolling interest accretion relates to redeemable stock formerly held by a noncontrolling owner of CareerBuilder that provided a fixed return on the noncontrolling owner’s investment.

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	341,808	33,641	375,449
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	(283)	(1,112)	(1,395)

Total Comprehensive Income	341,525	31,556	373,081
Dividends declared	(38,474)	—	(38,474)
Stock option and restricted stock compensation	20,239	—	20,239
401(k) match	17,996	—	17,996
Treasury shares acquired	(27,913)	—	(27,913)
Other activity	1,842	63	1,905

Balance at Sept. 25, 2011	$2,478,969	$201,938	$2,680,907

(in thousands of dollars)
	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at Dec. 27, 2009	$1,603,925	$143,550	$1,747,475

Comprehensive income:
Net income	414,066	24,837	438,903
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(4,355)	(4,355)
Other comprehensive income	(6,176)	(2,015)	(8,191)

Total Comprehensive Income	407,890	18,467	426,357
Dividends declared	(28,590)	—	(28,590)
Stock option and restricted stock compensation	21,528	—	21,528
401(k) match	17,456	—	17,456
Dispositions	—	378	378
Other activity	1,391	—	1,391

Balance at Sept. 26, 2010	$2,023,600	$162,395	$2,185,995

The table below presents the components of comprehensive income for the third quarter and year-to-date periods of 2011 and 2010.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands of dollars)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

Net income	$111,780	$113,688	$375,449	$438,903
Less: Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(1,517)	(973)	(4,355)
Other comprehensive income (loss):
Foreign currency translation adjustment	(19,135)	36,916	2,242	(9,695)
Other	2,262	(7,576)	(3,637)	1,504

Total other comprehensive income (loss)	(16,873)	29,340	(1,395)	(8,191)

Total comprehensive income	94,907	141,511	373,081	426,357

Comprehensive income attributable to the noncontrolling interest	8,956	16,423	31,556	18,467

Comprehensive income attributable to Gannett Co., Inc.	$85,951	$125,088	$341,525	$407,890

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

Level 1—Quoted market prices in active markets for identical assets or liabilities;

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of September 25, 2011 and December 26, 2010:

(in thousands of dollars)
	Fair Value Measurements as of Sept. 25, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$15,872	$—	$—	$15,872
Rabbi trust investments	$24,667	$—	$—	$24,667

Total assets	$40,539	$—	$—	$40,539

Contingent consideration payable[a]	$—	$—	$17,842	$17,842

Total liabilities	$—	$—	$17,842	$17,842

a Under certain acquisition agreements entered into during 2011, the Company has agreed to pay the sellers earn-outs based on the financial performance of the businesses acquired. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. The Company recognized a credit to expense of less than $1 million in its results for the thirteen and thirty-nine weeks ended September 25, 2011 related to the updating of the fair value measurement of its contingent considerations.

	Fair Value Measurements as of Dec. 26, 2010
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$15,976	$—	$—	$15,976
Rabbi trust investments	$26,902	$—	$—	$26,902

Total assets	$42,878	$—	$—	$42,878

The fair value of the Company’s total long-term debt, based principally on quoted market prices for the individual tranches of debt, totaled $2.0 billion and $2.5 billion at September 25, 2011 and December 26, 2010, respectively.

In addition, the Company holds investments in non-public businesses in which the Company does not have control and does not exert significant influence. Such investments are carried at cost and are reduced for any impairment losses resulting from periodic evaluations of the carrying value of the investment. At September 25, 2011 and December 26, 2010, the aggregate carrying amount of such investments was $16 million. No events or changes in circumstances have occurred since December 26, 2010 that suggests a significant and adverse effect on the fair value of such investments. Accordingly, the Company did not evaluate such investments for impairment during the third quarter of 2011.

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

(in thousands of dollars)	Thirteen weeks ended		% Inc
	Sept. 25, 2011	Sept. 26, 2010	(Dec)

Net Operating Revenues:
Publishing	$917,764	$969,369	(5.3)
Digital	173,930	157,669	10.3
Broadcasting	174,340	185,297	(5.9)

Total	$1,266,034	$1,312,335	(3.5)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):

Publishing	$107,942	$130,886	(17.5)
Digital	34,350	15,728	***
Broadcasting	68,552	66,606	2.9
Corporate	(12,683)	(12,932)	(1.9)

Total	$198,161	$200,288	(1.1)

Depreciation, amortization and facility consolidation and asset impairment charges:

Publishing	$30,186	$35,137	(14.1)
Digital	7,729	19,883	(61.1)
Broadcasting	7,118	16,228	(56.1)
Corporate	3,951	3,940	0.3

Total	$48,984	$75,188	(34.9)

(in thousands of dollars)	Thirty-nine weeks ended		% Inc (Dec)
	Sept. 25, 2011	Sept. 26, 2010
Net Operating Revenues:
Publishing	$2,824,688	$2,987,851	(5.5)
Digital	504,971	452,411	11.6
Broadcasting	522,575	536,801	(2.7)

Total	$3,852,234	$3,977,063	(3.1)

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Publishing	$364,185	$475,649	(23.4)
Digital	86,608	46,571	86.0
Broadcasting	212,416	213,488	(0.5)
Corporate	(44,678)	(45,781)	(2.4)

Total	$618,531	$689,927	(10.3)

Depreciation, amortization and facility consolidation and asset impairment charges:
Publishing	$106,377	$104,416	1.9
Digital	22,801	35,924	(36.5)
Broadcasting	22,042	32,580	(32.3)
Corporate	11,682	11,935	(2.1)

Total	$162,902	$184,855	(11.9)

NOTE 12 – Earnings per share

The Company’s earnings per share (basic and diluted) are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
Income from continuing operations attributable to Gannett Co., Inc.	$99,788	$101,409	$341,808	$393,193
Loss from the operation of discontinued operations, net of tax	—	—	—	(322)
Gain on disposal of publishing businesses, net of tax	—	—	—	21,195

Net income attributable to Gannett Co., Inc.	$99,788	$101,409	$341,808	$414,066

Weighted average number of common shares outstanding – basic	239,688	238,467	239,897	238,012
Effect of dilutive securities
Stock options	1,586	1,682	1,501	1,640
Restricted stock	2,076	1,716	2,153	1,672

Weighted average number of common shares outstanding – diluted	243,350	241,865	243,551	241,324

Earnings from continuing operations per share – basic	$0.42	$0.43	$1.42	$1.65
Earnings from discontinued operations
Discontinued operations per share – basic	—	—	—	—
Gain on disposal of publishing businesses per share – basic	—	—	—	0.09

Net income per share – basic	$0.42	$0.43	$1.42	$1.74

Earnings from continuing operations per share – diluted	$0.41	$0.42	$1.40	$1.63
Earnings from discontinued operations
Discontinued operations per share – diluted	—	—	—	—
Gain on disposal of publishing businesses per share – diluted	—	—	—	0.09

Net income per share – diluted	$0.41	$0.42	$1.40	$1.72

NOTE 13 – Consolidated Statement of Cash Flows

In 2010, the Company received a five-year amortizing secured promissory note with a present value of $29 million in connection with the disposition of certain publishing operations. In June 2011, this note was paid off and a gain was recognized in other non-operating items in the Condensed Consolidated Statement of Income.

Cash paid in 2011 and 2010 for income taxes and interest (net of amounts capitalized) was as follows:

(in thousands of dollars)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010

Income taxes	$47,146	$48,688	$115,223	$171,621
Interest	$27,240	$13,179	$118,346	$104,249

NOTE 14 – Commitments, Contingencies and Other Matters

The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

During the third quarter of 2011, the Company signed a non-binding letter of intent with The Columbus Dispatch for the possible printing of The Cincinnati Enquirer and The Kentucky Enquirer at the Columbus printing facilities. The final decision to implement this change to the Company’s Cincinnati operations is dependent upon reaching a definitive agreement with the Columbus Dispatch. If this agreement is reached, the Company will incur charges for the partial withdrawal from multi-employer pension plans which will be negotiated with the representatives of those pension plans. The Company will also incur severance related costs for the reduction of its workforce in Cincinnati and it will begin recognizing accelerated depreciation charges on its printing facilities there. If a definitive agreement is reached, it is expected that a complete transition of operations could take approximately 12 months to complete. Total special charges to be taken for severance, depreciation and pension are estimated to be less than $60 million. The severance and pension costs would be taken in the quarter in which a definitive agreement is reached; however, the accelerated depreciation would be recognized over the period leading up to implementation of the production shift to Columbus. The pension liability determinations are not likely to be finalized for a considerable period of time, possibly in 2013, and therefore current estimates are subject to the likelihood of considerable change due to interest rates, investment returns and other factors affecting the plans’ funded status.

On October 6, 2011, the Company announced that Craig A. Dubow, formerly the Company’s Chairman and Chief Executive Officer, resigned due to disability. Mr. Dubow had taken a leave of absence on September 15 to address continuing issues related to prior medical conditions. During the fourth quarter of 2011, the Company will record a charge of approximately $16 million in connection with the retirement of Mr. Dubow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2011 would have increased or decreased approximately 1%.

At the end of the third quarter of 2011, the Company had approximately $395 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.0 million.

The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $2.0 billion and $2.5 billion at September 25, 2011 and December 26, 2010, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of September 25, 2011, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Environmental

There have been no material developments with respect to the Company’s potential liability for environmental matters previously reported in the Company’s 2010 Annual Report on Form 10-K or the environmental matter potentially involving The Montgomery Advertiser, a Gannett subsidiary, that was previously reported in the Company’s quarterly report for the fiscal quarter ended June 26, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
6/27/11 – 7/31/11	—	$—	—	$808,936,610
8/01/11 – 8/28/11	1,537,900	$10.60	1,537,900	$792,638,284
8/29/11 – 9/25/11	1,129,189	$10.29	1,129,189	$781,023,807
Total	2,667,089	$10.47	2,667,089	$781,023,807

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

* In addition to the above, as of September 25, 2011, 235,000 shares were repurchased as part of the publicly announced repurchase program at an average price of $8.94, but were settled subsequent to the end of the quarter. The effect of these repurchases decreased the maximum dollar value available under the program to $778,922,609.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011	GANNETT CO., INC.

/s/ George R. Gavagan
George R. Gavagan
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Form of Executive Officer Performance Shares Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, formatted in XBRL includes: (i) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended September 25, 2011 and September 26, 2010, (ii) Condensed Consolidated Balance Sheets at September 25, 2011 and December 26, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 25, 2011 and September 26, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.	Attached.

* Asterisk identifies management contract and compensatory plan or arrangement.