Form 10-K
period 2011-12-25
GANNETT CO INC /DE/
filed 2012-02-22
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 24, 2011, was $3,252,839,302. The registrant has no non-voting common equity.

As of January 29, 2012, 236,934,167 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 1, 2012, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.

2011 FORM 10-K

PART I

ITEM 1.	BUSINESS

Company Profile

Gannett is a leading international media and marketing solutions company, delivering content and services across an integrated, multi-platform portfolio. Our rich portfolio of iconic national brands, like USA TODAY and CareerBuilder, as well as our unique local brands in more than 100 communities sets us apart. Our properties cover a wide range of geographies, demographics and interest areas, which combine to form a uniquely powerful and comprehensive portfolio of offerings for consumers and marketers. Our connection to – and understanding of – our communities is unmatched by any other media company. The company provides consumers with the information they want and connects them to their communities of interest through multiple platforms including the Internet, mobile, tablet, print publications and TV stations. Gannett helps businesses grow by providing marketing solutions that reach and engage their customers across the company’s diverse platforms.

Gannett is an Internet leader with hundreds of publishing and TV web sites and several national web sites, reaching 50.8 million unique users monthly or about 23% of the Internet audience in December 2011, as measured by comScore Media Metrix. These web sites include CareerBuilder.com, the nation’s top employment site; USATODAY.com; PointRoll, an industry leader in rich media advertising solutions; and ShopLocal, a leader in multichannel shopping and advertising services. Gannett produces 82 daily U.S. publications, including USA TODAY, the nation’s largest-selling daily print publication, and about 500 magazines and other non-dailies including USA WEEKEND. The company also operates 23 television stations in 19 U.S. markets and Captivate, which operates video screens in office elevators in key urban markets. Gannett subsidiary Newsquest is one of the United Kingdom’s leading regional community news providers with 17 daily paid-for titles, more than 200 weekly print products, magazines and trade publications, and a network of web sites.

In broadcasting, the company’s 23 television stations in 19 U.S. markets with a total market reach of nearly 21 million households cover 18.1% of the U.S. population. Each of these stations also operates locally oriented web sites offering news, entertainment and advertising content, in text and video format. Through its Captivate subsidiary, the broadcasting group delivers news, information and advertising to a highly desirable audience demographic on video screens located in elevators of office towers and select hotel lobbies across North America.

Beginning in the third quarter of 2008 and concurrent with the purchase of a controlling interest in CareerBuilder, LLC and ShopLocal, the company began reporting a separate digital segment. In addition to CareerBuilder and ShopLocal, the digital segment also includes PointRoll, Reviewed.com and Planet Discover.

In March 2010, CareerBuilder expanded its reach in the U.K. when it purchased CareerSite.biz, which operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business. In 2011, CareerBuilder acquired JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia. The company also acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany. CareerBuilder is looking to expand its global operations further in 2012.

PointRoll and ShopLocal provide online advertisers with rich media marketing services. In early 2011, the company acquired Reviewed.com, which operates a group of product-review web sites that provide comprehensive and comparative reviews for technology products such as digital cameras, camcorders and high-definition televisions as well as household products and services.

Complementing its core publishing, digital and broadcasting businesses, the company has made significant strides in its digital strategy through key investments and partnerships in the online space. These include a partnership investment in the highly successful Classified Ventures, which owns and operates the Cars.com and Apartments.com web sites.

Gannett was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. The company went public in 1967. It reincorporated in Delaware in 1972. Its more than 237 million outstanding shares of common stock are held by approximately 8,385 shareholders of record in all 50 states and several foreign countries. The company has approximately 31,000 employees including 2,000 employees for CareerBuilder, LLC. Gannett’s headquarters are in McLean, VA, near Washington, DC.

Business Transformation and Initiatives: The company continues to evolve internally to meet the needs of consumers and business customers in the digital environment, to optimize its opportunities at its core publishing and broadcast operations and to solidify its position as a leading media and marketing solutions company.

Important steps taken to achieve these objectives included:

•

Driving innovation throughout the company to create new digital offerings that either complement the company’s news and information businesses, or that take it into new markets with new audiences. Digital revenue companywide in 2011, including the Digital segment and all digital revenues generated by the other business segments, was approximately $1.1 billion. This represents 21% of total operating revenues, an increase of 10% from 2010.

•

Focusing on the delivery of content from USA TODAY and the company’s 100-plus local sites to mobile and tablet devices. In 2011, more than 2.8 billion mobile page views were served, up 79% from 2010. USA TODAY apps have been downloaded more than 11.4 million times and are consistently ranked at or near the top of the general news category. The USA TODAY app for the iPad has remained one of the most popular iPad news apps with more than 2.8 million downloads since launch. USA TODAY is now available on all major platforms and devices including Android (phones and tablets), Google Chrome Web Store, iOS (iPhone, iPad, iPod Touch), Windows-based Tablets, Windows Phone, and most recently, Kindle Fire. USA TODAY is committed to being the first news source on emerging technologies and developing and designing apps for each specific device. Furthermore, the company has aligned technical resources to enable innovation across all Gannett mobile sites in an efficient and scalable manner.

•

Reorganizing USA TODAY to transform it from a newspaper brand to a media company focusing on efficient, compelling delivery of news and information across multiple platforms, and aligning all business activities in ways that fulfill the needs of consumers and marketers in unique and progressive ways. The USA TODAY Sports Media Group was created and designed to oversee and coordinate business strategy for national sports initiatives across all of Gannett, including USA TODAY, as well as Gannett’s community of local publishing properties, television stations, HighSchoolSports.net and BNQT.com. The USA TODAY Sports Media Group was the 8th most visited online sports media property (as of December 2011) based on total unique visitors. During 2011, the company acquired US PRESS-WIRE, a global leader in the creation and distribution of premium digital sports images to media companies worldwide, providing daily regional photo coverage for all Gannett-owned publishing and broadcast properties. In November 2011, the company also acquired a leading mixed-martial arts site, MMAjunkie.com, one of the leading online news destinations for the sport, as well as a content partner for several print, online and broadcast outlets. It also produces the daily podcast/radio show “MMAjunkie.com Radio,” with a TV simulcast syndicated through Fight Now TV. In January 2012, the company acquired the assets of Fantasy Sports Ventures/Big Lead Sports, the leading independent sports digital destination. With these new assets, the company believes the USA TODAY Sports Media Group will become one of the top five sports sites on the web. The added scale will greatly increase its ability to deliver engaging content to a wider array of sports fans in a much more meaningful way, a great attraction for sports marketers and advertisers. In addition to the acquisitions of US PRESSWIRE, MMAjunkie.com and the assets of Fantasy Sports Ventures, the group also entered into an important sports marketing agreement with the PGA Tour and has been designated as an “Official Directed Media Partner of NASCAR.” The group will continue to build out its sports content across all platforms with a strong focus on digital and mobile as the most vital part of its efforts to grow the USA TODAY Sports Media Group’s business and brand.

•

Creating the USA TODAY Travel Media Group in November 2011 to oversee and coordinate business strategy with USA TODAY’s travel partners as well as offering the on-the-go consumer a broader array of information, products and services. The group will help transform the way USA TODAY engages with the traveling and away-from-home audience, and give travelers a better customer experience.

•

Undertaking a major redesign and rebuild of both front-end user experience and back-end content management systems and editorial tools. Taken together, these initiatives will enable Gannett to leverage its content advantage by making it easier to publish all types of content, including live/on-demand video and user-generated content. The new framework and site designs will be deployed first on USA TODAY.com and will subsequently roll out at local properties.

•

Further developing key business partnerships. In July 2010, Gannett and Yahoo! announced a local advertising partnership that brings together Gannett’s strong local media organization brands, sales capacities and leading web site audiences with Yahoo!’s high-quality audience. All of Gannett’s 81 local publishing organizations and all but three of its 23 television stations now sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. The rollout to each of the business units began in the fall 2010 and will continue into 2012 for the remainder of the company’s television stations. As a result of this partnership, local advertisers benefit from expanded digital reach and audience targeting capabilities based on geography, user demographics, interests and more against that expanded audience. In addition, the company is leveraging the targeting and ad ordering capabilities of the APT from Yahoo! Platform for local sales. This partnership extends Gannett’s local media organization reach to cover as much as 80% of the total digital audience in each market.

•

Improving core publishing and television operations through transformation of newsrooms into Information Centers. The Information Center concept has enhanced the company’s appeal to more customers in the markets that are served, with 24/7 updating to produce unique top quality local content across multiple platforms. “Content Evolution” is a program Gannett rolled out in fall 2011 to tailor content to key audiences in local communities. Its foundation is an expectation that the local news staff conduct deep research into local residents’ changing interests and use of technology. Watchdog journalism is also emphasized. Digital sites are positioned as the primary medium for breaking news and the daily print products focus on story depth, analysis and context. Creating superior Sunday newspaper editions is also an important goal. Enhanced Sunday editions were complemented with effective advertiser and consumer sales initiatives, and the results have been very positive. Subscriber retention improved and Sunday home delivery circulation volume remained strong at U.S. Community Publishing’s operations. While the focus is on customer-centricity, Information Center initiatives also fulfill the company’s responsibilities under the First Amendment.

•

Rolling out a companywide content-management system to better support and leverage the Gannett Information Centers and content across the entire company. The common content-management system (CMS) enables U.S. Community Publishing to centralize design of all print products at five design studios which offer higher-quality design and maximize efficiencies. These studios will be fully operational in 2012 and will be located in Asbury Park, NJ; Nashville, TN; Louisville, KY; Des Moines, IA; and Phoenix, AZ.

•

Operating five new regional Gannett Client Solutions Groups in the U.S. Community Publishing division to provide customized marketing solutions services such as strategic planning, campaign concept and design, digital media execution and event marketing. At the same time, the company continues its focus on creating a customer-centric world class sales organization in its local community publishing markets.

•

Operating GannettLocal, our telemarketing sales organization, to focus on providing personal marketing specialists to small and medium sized businesses. These “Local Marketing Navigators” leverage their knowledge and the company’s delivery network to create affordable, customized local marketing solutions to meet customers’ needs.

•

Completing testing at three U.S. Community Publishing sites, Greenville, SC, Tallahassee, FL, and St. George, UT, of alternative subscription models that limited access by non-subscribers to most content on their web sites. These tests helped us better understand consumer response to paid content and identify what type of business models are sustainable. The company is launching the national rollout of a new content subscription model in 2012 that is expected to increase revenue by better reflecting the value consumers place on compelling, high-quality relevant local content. At the core of this effort has been a rethinking of, and re-investment in, content and the plan to sell subscriptions to content. The company’s objective is to deliver its strong local and national content seamlessly across multiple platforms – web, mobile, tablet and print.

•

Launching DealChicken nationally in July 2011, following the success of its pilot in Phoenix. The online daily deals business is now available in 57 markets and builds on Gannett’s unparalleled local market presence, expertise and digital strength. DealChicken has demonstrated its ability to create and extend brand awareness for local area merchants, as well as deliver a loyal following of repeat customers. Gannett provides merchants with the local media support necessary to create a multi-dimensional marketing strategy that includes daily deals.

•

Forming Gannett Publishing Services (GPS), which combined production, distribution and consumer sales and services functions in a new, integrated group that centralizes resources for greater efficiency and opens new revenue generation opportunities in third party production, printing and packaging services. In 2012, its first full year of operation, GPS is projected to significantly increase operating profit, with an even greater impact in subsequent years.

•

Extending the digital reach of the company’s local television brands by joining with Datasphere, a leading provider of hyper-local web technology, to deliver very localized content on a community and neighborhood basis to consumers, and hyper-local digital ad solutions for local small businesses. By enabling advertisers to target audiences down to specific neighborhoods, the company makes their services even more relevant to their customers.

•

Maximizing the use and deployment of resources throughout the company. In 2011, the company continued its commitment to transforming its business activities, including more consolidation and centralization of functions that do not require a physical presence in each of the company’s markets. In this regard, the company has consolidated numerous production facilities and established centralized accounting, credit and collection functions which now serve nearly all domestic business operations. These efforts have and will achieve cost efficiencies and permit improved local focus on content and revenue-producing activities.

In December 2011, the company announced an agreement under which The Cincinnati Enquirer and The Kentucky Enquirer will transition printing and packaging services to a third-party Columbus, OH, production facility. Use of the Columbus facility will enable the company’s publications to adopt a new and easy-to-use format, with improved graphics, including fuller use of color and photographs. The costs of operating the Columbus production facility will be shared by the parties, resulting in efficiencies and cost savings for the company. Efforts such as these will continue to be aggressively pursued in 2012.

•

Launching a resource sharing effort by its Phoenix publishing, broadcasting and online operations which brought the company’s channel 12 News television operation into the Republic Media building. The television station is broadcasting from a high-tech street-level studio. The combined new staff is part of a print, broadcast and online collaboration designed to add breadth and depth to coverage for readers and viewers, and initially is focusing on four areas: breaking news, sports, features/entertainment and photo/video.

•

Continuing to expand the very successful Digital Employment Sales Center (DESC), a centralized outbound telesales operation based at The Indianapolis Star, which focuses on selling CareerBuilder.com and other employment advertising solutions in Gannett media markets around the country. Revenues generated by this center were up over 90% from 2010. Staffing resources will again be added to the DESC in 2012 to achieve further revenue growth.

•	Employing a customer-centric approach to developing and selling integrated marketing campaigns through a newly created national, cross-divisional sales organization.

•

Improving the company’s already strong financial position and capital structure, preserving flexibility to make acquisitions, investments and affiliations. The company generated $814 million of cash flow from operating activities in 2011, in the face of an uneven economy. As a result, during 2011 the company’s long-term debt was reduced by $592 million to $1.76 billion, and at the end of the year the company’s senior leverage ratio was 1.67 times, well within the limit of 3.5 times designated by the company’s principal financial covenant. In September 2010, the company completed the private placement of unsecured senior notes totaling $500 million and amended its revolving credit agreements and extended the maturity date for the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion. With these two actions and the significant debt reduction in recent years, the company extended and improved its debt maturity profile and has established a highly advantageous degree of financial flexibility going forward.

•

Strengthening the foundation of the company by finding, developing and retaining the best and the brightest employees through a robust Leadership and Diversity program. Gannett’s Leadership and Diversity Council has been charged with attracting and retaining superior talent and developing a diverse workforce that reflects the communities Gannett serves.

Business portfolio: The company operates a diverse business portfolio, established through acquisitions and internal development. Some examples of this diversification are:

•	CareerBuilder, the No. 1 employment web site in the U.S. with rapidly expanding international operations.

•	PointRoll, a leading rich media marketing company that provides Internet user-friendly technology, allowing advertisers to expand their online space and impact.

•	ShopLocal, a leader in multichannel shopping and advertising services.

•

Reviewed.com, a group of product review web sites that provide comprehensive, comparative reviews of technology and household products and services. Reviewed.com is a key element in the company’s consumer media strategy.

•	Planet Discover, a provider of local, integrated online search and advertising technology.

•	USA WEEKEND, a weekly magazine carried by more than 800 local publishers with an aggregate circulation reach of 22.6 million.

•

Gannett Publishing Services, a newly formed group responsible for all of the company’s domestic printing and production operations, thereby achieving significant efficiencies. The group will also leverage existing resources to seek new commercial printing revenue opportunities across the U.S.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 700 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in more than 30 states.

•

Gannett Government Media (formerly Army Times), which operates military and defense publications and has expanded into the broadcasting and online arenas. Gannett Government Media collaborates with Gannett Washington, D.C., TV station WUSA to produce “This Week in Defense News” which airs on Sunday mornings.

•

Gannett Healthcare Group publishes Nursing Spectrum and NurseWeek and operates Nurse.com. The magazines specializing in news, continuing education opportunities and employment opportunities for registered nurses (RNs) have a combined circulation of 720,000. Today in PT and Today in OT, feature news, continuing education opportunities and employment opportunities for allied health professionals. Gannett Healthcare Group also operates Gannett Education, which delivers continuing education opportunities to RNs and allied health professionals and includes PearlsReview.com, an online nursing certification and continuing education web site.

•

Gannett Digital Marketing Services has been established to aggressively maximize scale and further enhance our product offerings. The company reorganized certain of its local marketing services efforts – GannettLocal, DealChicken, Clipper’s Double-Take Deals and ShopLocal – into one centralized, cross-divisional business unit. The new business organization will help the company better leverage its local sales forces across divisions and maximize its ability to build, acquire or partner with others to deliver the high-quality digital marketing solutions needed to help customers succeed. It will also be responsible for product fulfillment functions; expansion of GannettLocal in building a high-quality telemarketing sales force to work with small customers; and training and integrating the sales forces at the company’s 100-plus local media properties.

Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 19 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes six daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.5% interest in Ponderay Newsprint Company in the state of Washington.

Joint operating agencies: The company’s publishing subsidiary in Detroit participates in a joint operating agency. The joint operating agency performs the production, sales and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the minority partner’s share of profits. Through May 2009, the company also published the Tucson Citizen through the Tucson joint operating agency in which the company held a 50% interest. Because of challenges facing the publishing industry, combined with the difficult economy, particularly in the Tucson area, the company ceased publication of the Tucson Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the joint operating agency, which provides service to the remaining non-Gannett publication in Tucson. The company’s share of results for the Tucson operations are accounted for under the equity method, and are reported as a net amount in “Equity income in unconsolidated investees, net.”

Strategic investments: In January 2012, the company acquired the assets of Fantasy Sports Ventures/Big Lead Sports, the leading independent sports digital site. This business will be an important addition to the USA TODAY Sports Media Group, positioning it as one of the top five sports sites on the web.

In November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and TV outlets.

In August 2011, the company acquired US PRESSWIRE, the global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcast properties.

In January 2011, the company completed the acquisition of Reviewed.com, a group of product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high definition televisions. Its operations have been expanded to cover other household items and consumer services.

In November 2011, the company purchased a minority stake in ShopCo Holdings, LLC. ShopCo provides a common online shopping platform which allows advertisers to reach consumers in order to assist them in making informed purchasing decisions.

In 2011, CareerBuilder acquired JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia. The company also acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany.

In March 2010, CareerBuilder purchased CareerSite.biz, parent of three successful career-related operations in the U.K.; two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.

The company also owns a 23.6% stake in Classified Ventures, a highly successful online business focused on real estate rental and automotive advertising. The company’s equity in the earnings of Classified Ventures grew by 45% and 25% in the years 2010 and 2011, respectively.

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

Business segments: The company has three principal business segments: publishing, digital and broadcasting. The company reports a “Digital” business segment, which includes CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover. Operating revenues and income from web sites that are associated with publishing operations and broadcast stations are reported in the publishing and broadcast segments.

Financial information for each of the company’s reportable segments can be found in the company’s financial statements, as discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and as presented under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Publishing/United States

The company’s U.S. publications, including USA TODAY, reach 11.6 million readers every weekday and 12.6 million readers every Sunday – providing critical news and information from their customers’ neighborhoods and around the globe.

At the end of 2011, the company operated 82 U.S. daily publications, including USA TODAY, and about 500 non-daily local publications in 30 states and Guam. The U.S. Community Publishing (USCP) division and USA TODAY are headquartered in McLean, VA. At the end of 2011, U.S. Publishing had approximately 20,900 full- and part-time employees including 7,700 employees in the newly formed Gannett Publishing Services (see page 11.)

The company’s local publishing operations are managed through its U.S. Community Publishing division. These publishing operations are positioned in large and small markets; this geographical diversity is a core strength of the company.

Gannett publishes in major markets such as Phoenix, AZ.; Indianapolis, IN; Cincinnati, OH; Des Moines, IA; Nashville, TN; Asbury Park, NJ; Louisville, KY; and Westchester, NY.

Mid-sized markets are represented by Salem, OR; Fort Myers, FL; Appleton, WI; Palm Springs, CA; Montgomery, AL; and Greenville, SC.

St. George, UT; Fort Collins, CO; Sheboygan, WI; Iowa City, IA; and Ithaca, NY, are examples of smaller markets.

USA TODAY was introduced in 1982 as the country’s first national, general-interest daily publication. It is produced at facilities in McLean, VA and transmitted via satellite to offset printing plants around the country. It is printed at Gannett plants in 11 U.S. markets and commercially at offset plants, not owned by Gannett, in 22 other U.S. markets.

During 2011, USATODAY.com saw double digit growth in unique visitors, visits, and page views per month. In October 2011, the site saw its best month on record in nearly five years. Engagement on the site also increased, with average minutes per visitor increasing 34% from January 2011 to November 2011. Organic search increased more than 30% from January 2011 to November 2011. USA TODAY mobile traffic has increased by 154% from 114 million page views in January 2011 to over 290 million page views in December, with the iPad generating almost half the traffic. Social referrals are also up 61% (comparing November to January 2011), with Facebook, Twitter and StumbleUpon driving the majority of social referrals.

All of the company’s local publishing operations and affiliated web sites are fully integrated.

Other businesses that complement, support or are managed and reported within the publishing segment include: USA WEEKEND, Clipper Magazine, Gannett Government Media and Gannett Healthcare Group. Gannett Retail Advertising Group represents the company’s local publishing operations in the sale of advertising to national and regional franchise businesses; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International develops and markets software and other products for the publishing industry and provides technology support for the company’s publishing and web operations. Gannett Publishing Services manages the production and other publishing services for all of these businesses and also oversees third-party commercial printing activities for all U.S. publishing locations.

News and editorial matters: In 2011, Gannett information centers focused on producing unique, high-impact, local news. Journalists were trained to create different experiences for the audiences of different platforms.

Several initiatives were designed to protect distinctive local content:

•

Gannett created Design Studios to handle the layout and design of every daily publication as well as weeklies, magazines and other products printed on paper. Loyal print readers expect sophisticated design. To create platform-perfect print design, studios were opened in five sites and staffed with top designers from across the country. The design production for local sites started moving into the studios mid-year and will be complete by December 2012. The studios are operationally efficient while building better design for publications across the company.

A common content-management system (CMS) enables communication and collaboration needed to build strong design remotely. By the end of 2011, 2,743 USCP and USA TODAY employees were using CCI Newsgate (the CMS).

•

“Content Evolution” is a program Gannett rolled out in fall 2011 to tailor content to key audiences in local communities. Its foundation is an expectation that the local staffs conduct deep research into local residents’ changing interests and use of technology. Only by understanding how people want to consume information today can journalists create experiences on various platforms. Content Evolution respects that Baby Boomer print readers in New Jersey will be different from Baby Boomer print readers in Florida or Oregon. Each site was charged with conducting research, shaping a content plan for today’s readers, and restructuring to create the new content.

•

A “New Content Subscription Model” team won board approval to launch a new subscription model that honors the value of content regardless of the means readers use to access it. A yearlong research project culminated in a plan to sell subscriptions to content not products. The first six sites were introduced to the plan in November and are working to improve the content quality across every local platform. The Design Studios and the Content Evolution program were both designed to support this new business model. There will be a phased rollout of other sites, and all sites will be on the new business model by fall 2012.

Each of these three initiatives is designed to promote unique, high-value local content that will drive dramatic operational transformation.

The drive to enhance journalism was also the catalyst for collaboration among journalists across Gannett’s divisions. The Gannett divisions participated in several collaborative efforts:

•

Journalists from USCP, Broadcast and USA TODAY divisions worked together to produce a digital report as Hurricane Irene plowed up the East Coast. Content was pooled in a special report that ran across platforms.

•

Teams from USCP, the Military Times, Broadcast and USA TODAY contributed to a sweeping report that examined the lack of oversight of Federal Highway Administration funds. Local stories complemented the national stories.

The company’s domestic daily publishing operations received Gannett’s wire service in 2011 and subscribe to The Associated Press. Some publishing operations use supplemental news services and syndicated features.

The company operates news bureaus in Washington, DC, and four state capitals – Albany, NY; Baton Rouge, LA; Trenton, NJ; and Tallahassee, FL.

In 2011, Gannett publishing operations and journalists received national recognition for their outstanding work:

•	The Tennessean tied as one of three finalists for the Pulitzer Prize in the Breaking News category for its multi-platform coverage of flooding in Nashville.

•	The Asbury Park Press won the Knight Award for Public Service, given by the Online News Association, for its reporting on New Jersey’s property tax system.

•

The Argus Leader in Sioux Falls won the Taylor Family Award, presented by the Nieman Foundation, for fairness and solution-oriented reporting. The award honored “Growing Up Indian,” a series that examined the welfare of children on Indian reservations.

Gannett journalists took five honors in the Scripps Howard National Journalism Awards:

•	Linda Valdez, The Arizona Republic, Phoenix, editorial writing;

•	Tracy Loew, Statesman Journal at Salem, OR, outstanding community journalism;

•	Laurie Roberts, The Arizona Republic, Phoenix, for commentary;

•	Mike Thompson, Detroit (MI) Free Press for editorial cartooning;

•	The Burlington (VT) Free Press, Edward Willis Scripps Award for Distinguished Service to the First Amendment for “Crusade to open government.”

Four sites were honored with Sigma Delta Chi awards:

•	The St. Cloud (MN) Times, investigative reporting;

•	The Detroit (MI) Free Press, editorial writing;

•	The News Journal in Wilmington, DE, public service journalism;

•	The Military Times, public service journalism.

The National Cartoonist Society’s Reuben Award, given for best editorial cartoonist, was won by Gary Varvel of The Indianapolis Star.

The Toner Prize for Excellence in Political Reporting, given by Syracuse University, went to Craig Harris of the Arizona Republic for his series on Arizona’s public pension system.

The Associated Press Managing Editors awards included:

•	The Arizona Republic, Phoenix, won the Gannett Foundation Award for Digital Innovation in Watchdog Journalism (large category);

•	The Statesman Journal, Salem, OR, won the Gannett Foundation Award for Digital Innovation in Watchdog Journalism (small category);

•	The Poughkeepsie (NY) Journal won a Public Service Award for “Money Pit, Money Makers: Developmental Centers and the Medicaid Match”;

•	The Burlington (VT) Free Press won in the First Amendment category for work to strengthen open-government laws;

•	The Asbury Park (NJ) Press won in the Public Service category for its investigation and campaign to save Barnegat Bay;

•	The News Journal at Wilmington, DE, was honored in the Online Convergence category;

•	Florida Today at Brevard, FL, was honored in the Online Convergence category.

Audience research: As Gannett’s publishing businesses continue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company remains focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in its communities and measures the frequency with which consumers interact with each Gannett product.

Results from 2011 studies indicate that many Gannett local media organizations are reaching more people more often. For example, in Wilmington, DE, the combination of all Gannett products reach 84% of the adult population, an average of 6.1 times a week for 2.09 million total impressions each week – an 8% increase since 2008.

The company has gathered audience aggregation data for 52 Gannett markets and will continue to add more data in 2012. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers and the most effective product combination and frequency. This approach enables the company to increase its total advertising revenue potential while maximizing advertiser effectiveness.

Scarborough Research measures 77 of the nation’s top markets. In a report on market penetration, the number of adults in a community who access a publication and its related web site, it noted that more than 3 out of 4 adults in the Rochester, NY, market in a given week either read the print version of the Rochester Democrat and Chronicle or visited its web site (democratandchronicle.com), making it the top-ranked publishing/web operations in the country for integrated audience penetration. Gannett had three of the top six such operations (Rochester, Gannett East Wisconsin and The Des Moines Register) in combined print and web site penetration. These markets are industry leaders because they understand and aggressively pursue different audiences for different platforms – true audience aggregation.

In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand customers’ web site use patterns and use focus groups with audiences and advertisers to better determine their needs. In 2009, the U.S. Community Publishing research group launched an ongoing longitudinal study to measure audience and sentiment of consumers in key markets. To date, the group has conducted more than 23,200 interviews for the study.

U.S. Community Publishing Research is supporting the content evolution initiative by conducting consumer research in 78 markets to determine the local passion topics, those readers are most interested in seeing covered by their Gannett local media organizations. Through December 2011, research studies had been conducted in 14 markets, with the remaining 64 slated to be completed in early 2012.

Advertising: U.S. Community Publishing has advertising departments that sell retail, classified and national advertising across multiple platforms including print, online, mobile and niche publications. The company has a national ad sales force to focus efforts on the largest national advertisers and a separate sales organization to support classified employment sales – the DESC. Additionally, GannettLocal provides marketing specialists to small and medium sized businesses and Gannett Client Solutions groups which can provide customized marketing solutions. The company also has relationships with outside representative firms that specialize in the sale of national ads.

Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains – such as department and grocery stores – that sell in the local market.

Classified advertising includes the major categories of automotive, employment, legal, real estate/rentals and private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the publication, on affiliated web sites and in niche magazines that specialize in the segment.

National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the daily print product.

The division’s audience aggregation strategy gives it the ability to deliver specific audiences that advertisers want. Although some advertisers want mass reach, many want to target niche audiences by demographics, geography, consumer buying habits or customer behavior. In 2011, due to Gannett’s new partnership with Yahoo!, U.S. Community Publishing’s local media organizations are able to enhance audience delivery for customers by offering behavioral targeting. Whether it is mass reach or a niche audience, the approach our sites use is to identify an advertiser’s best customers and develop advertising schedules that combine products within a site’s portfolio to best reach the desired audience with the appropriate frequency.

In 2011, U.S. Community Publishing expanded the use of online reader panels for measuring advertising recall and effectiveness to include the Green Bay and Appleton markets. The reader panels, now in 18 markets, include nearly 30,000 opt-in respondents who provide valuable feedback regarding the ROI and effectiveness of more than 6,000 advertisements and 3,600 news articles. Reader panels are also used to identify consumer sentiment and trends. This capability allowed markets to provide deeper insights for advertisers and ROI metrics that are in high-demand from customers.

The company’s consultative multi-media sales approach has been directed at all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this sales approach, the company has intensified its sales and management training and improved the quality of sales calls. Digital knowledge and a Gannett five step consultative sales process were formal training topics in 2011 in all Gannett markets. Front line sales managers in our largest 14 markets participated in intensive training to help them coach their sales executives for top performance.

A major company priority is to restructure U.S. Community Publishing sales organizations to match customers’ needs while creating additional efficiencies to lower the cost of sale. U.S. Community Publishing local media organizations redesigned their sales teams around three general groups of customers: strategic regional, key local and small local accounts. The structure aligns sales and support resources to customers’ needs and provides efficient service and affordable packages to smaller accounts and customized, innovative solutions to larger, more market driven clients. The structure includes digital specialists who expand online share in the local market for retail and classified verticals, including Cars.com, Homefinder.com, Apartments.com and CareerBuilder.com. There are also product specialists in larger markets who focus on growing niche advertisers in non-daily publications.

To better serve top local customers and win more market share, the company created five Gannett Client Solutions Groups. Functioning like local ad agencies, the groups develop highly designed creative campaigns to give customers a competitive edge in the marketplace. The campaigns are comprehensive and often extend beyond the local media organizations’s product portfolio, providing a high level of service.

The national ad sales team is responsible for large national retail accounts. These resources give national customers one point of contact for all Gannett markets, enable Gannett to have more strategic conversations, allow teams to respond better to customers’ needs, and permit local sales personnel to focus on advertisers in their markets.

This national team works with the national sales resources of Digital, Broadcast and USA TODAY to create multi-market, multi-platform solutions for national advertisers scalable across the country.

Ad revenues from affiliated online operations are reported together with revenue from print publishing.

Online operations: The company’s local web sites achieved significant growth in audience reach in 2011, as visitors rose 10% year over year as measured internally. In 2011, in coordination with the Digital group staff, U.S. Community Publishing completed the roll-out of a significant redesign of its web sites aimed at creating a more relevant and enjoyable experience for users, driving audience growth, and establishing unique marketing opportunities for advertisers. Results have been positive, including a substantial increase in online video consumption given the more prominent placement of video players throughout the site.

During 2011, Gannett expanded its partnership activity with Yahoo! to enable more of its local sales force to sell Yahoo! advertising inventory as part of Gannett’s local advertising solutions. As a result of this successful partnership, local advertisers are benefiting from expanded digital reach.

The overriding objective of U.S. Community Publishing’s online strategy is to provide compelling content that best serves our customers. A key reason customers turn to a Gannett online site is to find local news and information. The credibility of the local media organization, a known and trusted information source, includes its web site and differentiates the web site from other Internet sites. This factor allows Gannett’s local media organizations to compete successfully as Internet information providers.

A second objective in the company’s online business development is to maximize the natural synergies between the local media organizations and local web sites. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the local media organization.

Gannett Media Technologies International (GMTI) provides technological support and products for the company’s domestic local media organizations and Internet activities, including ad software and database management, editorial production and archiving, and web site hosting. In addition, GMTI provides similar services to other media companies.

Non-daily operations: The publication of non-daily products continued to be an important part of Gannett’s market strategy for 2011. The company produces non-daily publications in the U.S. including glossy lifestyle magazines, community publications and publications catering to one topic, such as health or cars. The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g. affluent women, women with children or young readers). Non-daily products help print operations increase overall impressions and frequency for advertisers looking to reach specific audience segments or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers with specific geographic targets, thus helping to increase the local media organization’s local market share.

Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. Circulation declined in nearly all publishing markets, a trend generally consistent with the domestic publishing industry.

Home-delivery prices for the company’s publications are established individually and range from $1.70 to $3.80 a week for daily products and $0.85 to $3.40 a copy for Sunday products.

Twenty-one U.S. Community Publishing sites increased Sunday circulation volume from the previous year based on the ABC September 2011 Publisher’s Statement, including Alexandria, LA; Clarksville, TN; Cherry Hill, NJ; Chillicothe, OH; Cincinnati, OH; Des Moines, IA; Fort Collins, CO; Greenville, SC; Jackson, TN; Lafayette, IN; Montgomery, AL; Murfreesboro, TN; Nashville, TN; Newark, OH; Pensacola, FL; Phoenix, AZ; Reno, NV; Salisbury, MD; Staunton, VA; Wilmington, DE; and Zanesville, OH. In total, U.S. Community Publishing total Sunday circulation was down just slightly to the previous year, 0.1% based on the September 2011 statement.

At the end of 2011, 70 of the company’s domestic daily publications, including USA TODAY, were published in the morning, and 12 were published in the evening. For local U.S. publications, excluding USA TODAY, morning circulation accounts for 97% of total daily volume, while evening circulation accounts for 3%.

The single copy price of USA TODAY at newsstands and vending machines is $1.00. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery in many markets. Approximately 47% of its net paid circulation results from single-copy sales at newsstands, vending machines or to hotel guests, and the remainder is from home and office delivery, mail, educational and other sales.

Production: Product quality and efficiency improvements continue in several areas, as continually improving technology allows for greater speed and accuracy and led to continued consolidation of job functions for all divisions of Gannett now managed by Gannett Publishing Services. That efficiency trend is expected to continue through 2012.

The roll-out of U.S. Community Publishing sites into the Gannett Imaging and Ad Design Centers (GIADC) was completed in 2011. Properties being serviced by the GIADC total 79 and include all U.S. Community Publishing dailies with the exception of Muncie and Guam. In addition to U.S. Community Publishing Sites, USA TODAY is now included.

In 2011, the GIADC built 1.3 million ads (includes digital, print and spec). Of the 1.3 million ads, almost 100,000 were digital and 36,000 were spec ads. Of the spec ads produced, over 11,000 of those were reported to the GIADC as being sold. All sites were live going into the fourth quarter (with the exception of USA TODAY) and on average the GIADC processed 28,829 ads per week and 64,968 images per week. In October, the GIADC launched a Creative Campaign program which allows sales representatives to work directly with a team of highly creative artists to target particular customers and develop a comprehensive multimedia program.

Digital needs continue to increase from U.S. Community Publishing and other Gannett divisions. The GIADC has assisted Digital on several initiatives and built ads for the Broadcast division for a good portion of the year. Broadcast will be transitioning a portion of its work to the GIADC in 2012. There have been inquiries by non-Gannett customers about the ad production process, and the GIADC is positioning the organization to assume commercial work in 2012.

USA TODAY Prepress transitioned to GPS in the fourth quarter. With this transition, workflow will change. USA TODAY print sites are being moved from USA TODAY owned plate equipment, and new guidelines are being established for workflow, print standards and overall quality monitoring. This initiative will continue throughout 2012.

At the end of 2011, all 82 domestic daily publications (including USA TODAY) were printed by the offset process and the majority at 44-inch web and on 45 gram paper. Also at year end, more than 70% of its domestic community daily publications were either printed in Gannett owned facilities that print multiple daily publications or non-Gannett printers.

Sixteen publications are now producing work in Gannett’s five Design Studio locations in Asbury Park, NJ; Nashville, TN; Louisville, KY; Des Moines, IA; and Phoenix, AZ. All U.S. Community Publishing sites, except Guam, will have their design work produced in Design Studios by the end of 2012.

Gannett Publishing Services: Reducing the costs associated with the production and distribution of publications across all divisions is a major strategic transformation initiative for Gannett. In late September 2011, Gannett Publishing Services (GPS), a single business unit of Gannett, was formed to directly manage all of the production and circulation operations of Gannett’s 81 domestic community publications, USA TODAY and Gannett Offset. GPS encompasses approximately 7,700 employees.

GPS will more fully leverage Gannett’s existing assets, including employee talent and experience, physical plants and equipment, and its vast national and local distribution networks. The tactical objectives of the new unit are to optimize commercial services, leverage expertise, standardize best practices to optimize efficiency and eliminate duplication. The strategic objectives are to allow local unit management to focus on growing audience, content and revenue development and GPS management to focus on consumer sales and the transition of the company’s print subscribers to multi-media subscribers on the new content subscription model.

GPS will be responsible for imaging, ad production, internal and external printing and packaging, internal and external distribution, consumer sales, customer service and direct marketing services. GPS expects revenue gains from the sales of pre-media services, commercial printing, third party product delivery and customer services capabilities and expects cost savings from standardizing best practices across the printing and distribution networks and the elimination of redundancies.

Competition: The company’s publishing operations and affiliated web sites compete with other media for advertising principally on the basis of their performance in helping to sell the advertisers’ products or services. Publishing operations also compete for circulation and readership against other professional news and information operations and amateur content creators. While most of the company’s publishing operations do not have daily competitors that are published in the same city, in select larger markets, there are such competitors. Most of the company’s print products compete with other print products published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising telephone directories, e-mail marketing, web sites and mobile-device platforms.

Web sites which compete for the principal traditional classified advertising revenue streams such as real estate, employment and automotive, have had the most significant impact on the company’s revenue results.

The rate of development of opportunities in, and competition from, digital media, including Internet and mobile platforms, is increasing. Through internal development, content distribution programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in the news, information and communications business and in audience generation will keep expanding. The company continues to seek more effective ways to engage with its local communities using all available media platforms and tools.

Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations.

The company is one of the industry leaders in the use of recycled newsprint, increasing its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 223,715 metric tons in 2011. During 2011, 56% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 39%.

The company’s publishing operations use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. The company retains a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of the company’s subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation. Additional information about these matters can be found in Item 3, Legal Proceedings, in this Form 10-K.

Raw materials – U.S. & U.K.: Newsprint, which is the basic raw material used in print publication, has been and may continue to be subject to significant price changes from time to time. During 2011, the company’s total newsprint consumption was 488,414 metric tons, including consumption by USA WEEKEND, USA TODAY, tonnage at non-Gannett print sites and Newsquest. Newsprint consumption was 9% less than in 2010. The company purchases newsprint from 22 domestic and global suppliers.

In 2011, newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its publishing operations.

The average cost per ton of newsprint consumed in 2011 increased by 13% compared to 2010. The effect of price increases was partially offset by consumption declines. In 2012, the company expects newsprint expenses to decline due to decreases in consumption.

Publishing/United Kingdom

Newsquest produces 17 daily paid-for publications and more than 200 weekly publications, magazines and trade publications in the U.K., as well as a wide range of niche products. Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This approach enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free print product alongside a paid-for print product, allows cross-selling of advertising serving the same or contiguous markets, satisfying the needs of its advertisers and audiences. Newsquest produces free and paid-for print products with quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves. Most of Newsquest’s paid-for distribution is outsourced to wholesalers, although direct delivery is employed as well to maximize circulation sales opportunities.

Newsquest’s publishing operations are in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.

Newsquest revenues for 2011 were approximately $513 million, down 6% in local currency reflecting the continuing difficult economy. While in-paper advertising revenue categories declined, digital revenues grew by 5%. As in the U.S., advertising, including ad revenue from online web sites affiliated with the publications, is the largest component of Newsquest’s revenue, comprising approximately 70%. Circulation represented 22% of revenue. Printing for third-party newspaper publishers accounts for most of the remainder of revenue.

Editorial quality was recognized through the awards won in the year. Herald Chief Reporter Lucy Adams won the European Lorenzo Natali Journalism Prize for her writing on the plight of women in the Democratic Republic of Congo suffering sexual abuse.

The Sunday Herald became European Weekly Newspaper of the year at the European Newspaper awards in Vienna in March. It was also named best designed newspaper in the U.K. at the Newspaper 2011 Awards in London in May.

Newsquest media organizations also won a number of other regional press awards for playing an effective role in the community. For example, The Worcester News was presented with a certificate of achievement by the U.K. government for encouraging local employers to hire young people for apprenticeships. It set a target of creating 100 apprenticeships within 100 days. In fact, it got 100 employers to offer 206 apprenticeships within the time period.

Following the successful launch of Northern Farmer in 2010, a sister title to The Scottish Farmer, Newsquest launched Southern Farmer and Wales Farmer in 2011. An additional farming product is planned for 2012.

Significant restructuring in response to the economic unevenness and lower revenues resulted in reducing the number of employees at Newsquest to 4,500 at year end, a decrease of 8% compared to 2010. Cost reduction initiatives included the consolidation of a number of back-office functions.

In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close the Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure reduced pension expense and funding volatility and was part of a package of measures to address the plan’s deficit.

Despite an increase in the cost of newsprint, total costs finished down from 2010 in local currency, as a result of the range of cost reduction measures taken.

Digital operations: Newsquest actively seeks to maximize the value of its local media brands through digital channels. Newsquest’s most recent data indicated that an average of 8.3 million unique users accessed the Newsquest site network each month during the period July—December 2011.

Newsquest’s total online revenue increased by 5% in local currency. Online banner revenues grew by 14%, propelled by improved audiences and sales activity. During the year national banner sales were managed by dealing directly with advertising agencies rather than selling through third-party ad networks.

Testing of a subscription on the Herald Scotland web site began in 2011.

Beginning in 2011, Newsquest’s digital employment advertising was served by CareerBuilder, increasing the potential audience to both CareerBuilder and Newsquest’s customers.

In Scotland, the group’s wholly owned market leading recruitment web site, s1, increased revenues by 12% from 2010.

Digital operations—Publishing and Broadcasting

Gannett Digital’s mission is to be Gannett’s catalyst for revenue growth and innovation. During 2011, under the leadership of newly hired Chief Digital Officer David Payne, Gannett Digital was reorganized into a product development and shared services organization that supports, hosts and manages the key infrastructure for the company’s digital operations, including databases, applications, templates, architecture, user experience, project management, digital video production, mobile and web development, distribution, packaging, ad solutions, and paid content systems.

At its core, Gannett has unparalleled, original content assets, including its national brand, USA TODAY, and its over 100 local print and television brands, as well as a large audience reach. In December 2011, Gannett’s total online U.S Internet audience totaled 50.8 million monthly unique visitors, reaching about 23% of the Internet audience, as measured by comScore Media Metrix.

During the first quarter of 2011, the redesign of the local publishing and broadcast web sites was completed. Results have been positive to date, including a substantial increase in online video consumption given the more prominent placement of video players throughout the sites. Specifically, the local publishing and broadcast sites saw an 82% year-over-year increase in on-demand video plays during 2011.

Following the reorganization in mid-2011, Gannett Digital has developed an aggressive roadmap to 1) develop next generation mobile, tablet and browser experiences for its more than 100 properties and 2) integrate its back-end editorial, publishing and advertising platforms. New video and user-generated content (UGC) systems and capabilities, combined with an invigorated social integration and distribution strategy, will be key components of the new digital experiences that will drive engagement. The advertising strategy for the new products will be focused on higher impact, higher value advertising units that will drive better results for marketers.

Additionally, back-end tools will be built to enable Gannett to more effectively leverage its content across all divisions.

Gannett Digital is managing a series of infrastructure enhancements that will streamline operations to enable easier workflows for the editorial and sales/marketing teams. Areas of work include new advertising operations and processes, merging and integrating disparate publishing systems from across the company, building out asset management capabilities and improving front-end tools for editorial workflow. The first of these infrastructure projects began in late 2011 with the migration of USA TODAY to a new order management platform. This will be followed in 2012 by migrating ad servers to DoubleClick, simplifying sales processes and developing richer targeting and profiling systems that deliver more attractive ad solutions for clients.

Gannett Digital is also supporting U.S. Community Publishing’s new content subscription model through the development and enhancement of digital applications for tablets and smartphones and mobile and web sites that will provide access to all of its digital content offerings. Additionally, Gannett Digital is working with a cross-divisional technology team and a third-party vendor to build the infrastructure to support the new subscription model.

Video remains a key growth opportunity for Gannett. In December 2011, Gannett’s total on-demand video plays, including BNQT Media Group, totaled 122 million, up over 380% year over year. The strong growth can be attributed to creating and licensing more video content, optimizing video players for mobile sites and search engines, and better promoting video via site redesigns. In 2012, Gannett will be opening a Video Production Center (VPC) in Atlanta, GA, housed with WXIA-TV, to curate, publish and distribute on-demand and live video content across Gannett and to/from third-parties. Other key areas of focus in 2012 will be increasing video content in the local markets through investment in technology and training, developing analytic capabilities and continuing to drive increased monetization.

The consumer adoption of mobile devices remains a critical area of opportunity and product development for Gannett. In 2011, Gannett’s properties served 2.86 billion mobile page views and for USA TODAY specifically, mobile page views surpassed web site page views in December 2011. During the first several months of 2011, a new mobile content management system that supports both mobile sites and native applications rolled out across Gannett, enabling both centralized and local resources to more rapidly build and manage content (including video) using a common development framework.

Throughout the year, USA TODAY continued its leadership role in mobile by developing a broad product portfolio to address established and emerging platforms and devices. Both USA TODAY’s iPhone and iPad applications lead the news category; the iPhone application reaches 1.4 million monthly visitors and has over 4.7 million downloads, while the iPad application reaches 1.1 million monthly visitors and has over 2.8 million downloads. In addition to products for Apple’s iOS, USA TODAY has also built products for Android systems, including the Samsung Galaxy and Motorola Zoom, and Microsoft systems, including Windows Phone 7 and the upcoming Windows 8 product that is scheduled to be in Beta release during the first half of 2012.

Recently, Gannett capitalized on Amazon’s release of its low-cost Kindle Fire tablet and released an Android application specifically built for the device in time for the gift-giving season. The strategy yielded strong results; USA TODAY acquired over 125,000 new users in the seven days between December 25 and December 31. As of mid-January 2012, the USA TODAY application was the number one free application in the News & Weather category and maintained a 4.5 star rating.

New product development remains a focus for Gannett and will benefit from the aforementioned improvements to technology through better collaboration across the company and increased speed to market. The most significant new product development effort in 2011 was the launch of DealChicken, Gannett’s owned and operated social commerce/daily deals product. During the third and fourth quarters of 2011, DealChicken was launched in 57 markets, joining Phoenix, which originally launched DealChicken in September 2010. DealChicken has expanded Gannett’s advertiser base; approximately 80% of DealChicken’s advertisers have been new to Gannett. Additionally, DealChicken has been able to leverage its broad reach to offer both regional and national deals. Overall, DealChicken brings a new email marketing capability to Gannett’s growing suite of marketing services and will be a key component of Gannett’s new Digital Marketing Services group.

Throughout 2012 and beyond, Gannett Digital will remain focused on building products that delight and engage consumers, while also driving the highest possible monetization.

Digital segment

The digital business segment includes CareerBuilder, as well as PointRoll, ShopLocal, Reviewed.com and Planet Discover. At the end of 2011, the digital segment had approximately 2,400 full-time and part-time employees.

CareerBuilder is the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the most traffic and revenue. Currently, CareerBuilder operates web sites in 20 countries outside the U.S., including the U.K., France, Germany, Canada, Singapore, India and China, and has a presence in 51 markets. CareerBuilder offers everything from employment branding, and talent and compensation intelligence to recruitment solutions. Most of the revenues are generated by its own sales force but substantial revenues are also earned through sales of employment advertising placed with CareerBuilder’s owners’ affiliated media organizations.

In 2011, CareerBuilder acquired JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia. The company also acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany. CareerBuilder is looking to expand its global operations further in 2012.

CareerBuilder has a long-term strategic marketing agreement with Microsoft. CareerBuilder is headquartered in Chicago, IL, and at the end of 2011, it had approximately 2,000 full-time and part-time employees.

PointRoll is the leading provider of digital marketing services and technology. PointRoll enables advertisers, agencies, and publishers to create, target, deploy, and optimize digital campaigns in real time across any digital channel including display, rich media, in-stream video, mobile, tablet and more. PointRoll provides the creative tools, analytics and expertise marketers need to effectively engage consumers and convert them into buyers and brand supporters. Founded in April 2000, PointRoll has been instrumental in the evolution of digital engagement and has evolved beyond the expandable banner ad to offer marketers the ability to find consumers wherever they are across any digital platform and deliver a relevant brand or direct response experience, dramatically improving ad effectiveness while gaining actionable insights. In early 2012, PointRoll plans to launch its next-generation technology platform called OnPoint, which will provide advanced audience analytics, new creative formats, added dynamic advertising functionality, and enhanced insights for customers’ campaigns. PointRoll is headquartered in King of Prussia, PA, and maintains offices across the U.S.

ShopLocal, a leader in multi-channel shopping services, connects retailers with shoppers through innovative, effective and measurable marketing solutions, enabling over 80 of the nation’s top retailers to deliver highly interactive, targeted and engaging localized promotions to shoppers through online circulars, display advertising, search, social media, digital out of home and mobile. The result is highly effective communications that deliver the right message, to the right person, at the right time. Pioneering the use of the Internet for driving in-store sales with online circulars, ShopLocal has spent the past decade developing digital marketing solutions and building a powerful publisher network that connects one-to-one with shoppers. ShopLocal’s leading client base includes Target, Best Buy, Home Depot, CVS, Super-Value and Sears. ShopLocal is headquartered in Chicago, IL.

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

Competition: For CareerBuilder, which is currently the largest online employment site in North America, the market for online recruitment solutions is highly competitive with a multitude of online and offline competitors. Competitors include other employment related web sites, general classified advertising web sites, professional networking and social networking web sites, traditional media companies, Internet portals, search engines and blogs. The barriers for entry into the online recruitment market are relatively low and new competitors continue to emerge. Recent trends include the rising popularity of professional and social media networking web sites which have gained traction with employer advertisers. The number of niche job boards targeting specific industry verticals has also continued to increase. CareerBuilder’s ability to maintain its existing customer base and generate new customers depends to a significant degree on the quality of its services, pricing and reputation among customers and potential customers.

For PointRoll, the market for rich media advertising technology solutions is highly competitive with a dozen or so competitors. Competitors include divisions of larger public media and technology companies, and several earlier-stage independent rich media, dynamic ad, video, mobile, and social advertising technology specialists. The barriers to entry in the rich media market are moderate. Recent trends include the shift towards audience-centric, exchange-based media buying, entry of dynamic ad generation specialists, the move towards automated creative design tools, and the shift of video content online with associated in-stream advertising opportunities. Increasingly, marketers and their agencies are looking for advertising technology providers that can scale across media platforms, including rich media, video and mobile. PointRoll’s ability to maintain and grow its customer base and revenue depends largely on its continued product innovation, level of service quality, depth of marketing analytics and ultimately the effectiveness of its rich media advertising and resulting customer satisfaction.

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

Regulation and legislation (for digital segment businesses and digital operations associated with publishing and broadcasting businesses): The U.S. Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, user privacy and intellectual property ownership. With respect to user privacy, the legislative and regulatory proposals would regulate behavioral advertising, which specifically refers to the use of user behavioral data for the creation and delivery of more relevant, targeted Internet advertisements. Some Gannett properties leverage certain aspects of user behavioral data in their solutions.

Broadcasting

At the end of 2011, the company’s broadcasting division, headquartered in McLean, VA, included 23 television stations in markets with nearly 21 million households covering 18.1% of the U.S. population. The broadcasting division also includes Captivate Network.

At the end of 2011, the broadcasting division had approximately 2,600 full-time and part-time employees, approximately 2% more than at the end of 2010.

The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of the company’s television signals on satellite and cable networks; 4) advertising on the station’s web and mobile products; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotel lobbies. As of year-end, Captivate had over 9,700 video screens located in 25 major cities across North America.

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

Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising for certain of the available ad spots within the network programs. The company’s television stations produce local programming such as news, sports, and entertainment.

The company broadcasts local newscasts in High Definition (HD) in all of its 19 markets. These telecasts have been well received given the dramatic increase in sales of HD televisions.

For all of its stations, the company is party to network affiliation agreements as well as cable and satellite carriage agreements. The company’s 12 NBC-affiliated stations have agreements that expire on Jan. 1, 2017. The agreements for the company’s six CBS affiliates expire on Dec. 31, 2015. The company’s three ABC affiliates have agreements which expire on Feb. 28, 2014. The company’s two MyNetworkTV-affiliated stations have agreements that expire in October 2014.

In 2011, the company completed retransmission negotiations with multiple providers including hundreds of cable operators in its local markets. All are multi-year agreements that provide the company with significant and steady revenue streams. There are no incremental costs associated with this revenue and therefore all of these revenues contribute directly to operating income. Retransmission revenues are expected to grow by double digits again in 2012.

The transition to DTV has provided the company with the ability to offer additional services to its viewers. The company is very active in creating a Mobile DTV service for viewers nationwide. In 2011, Gannett’s partnership in Pearl (a group of nine broadcast companies) continued making progress with FOX, NBC and ION executing a nationwide Mobile DTV business called Mobile Content Venture (MCV). MCV made several announcements in 2011 which demonstrated significant advancements of the business: 1) stations continue to power up mobile transmitters around the country (eight Gannett stations), 2) over 32 markets will launch the MCV service in 2012 across the country, 3) a consumer nationwide brand was announced and the product will be named “Dyle,” and 4) agreements with both Metro PCS/Samsung and Belkin to provide the service were announced at the Consumer Electronics Show in January 2012.

As part of our growing engagement and innovation with social media, Gannett joined 10 leading television broadcast groups and invested in a long-term commercial partnership with a Silicon Valley-based start-up called ConnecTV. The service being developed is a free, real-time social network built for TV viewers. ConnecTV expands the TV experience by allowing viewers to interact with other fans watching the same program, while providing a broad range of related content and promotional opportunities. The product is an application that can be downloaded to any mobile device.

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

The company’s television stations continue to improve their Information Centers with a renewed emphasis on creating powerful, focused and dynamic newscasts with the help of the division’s newly created “9 Areas of Focus.” Following a year-long research project, Gannett TV stations have focused on several content areas and presentation methods that will engage current viewers and help return non-viewers to local TV news. The focus areas range from Community Advocacy to Watchdog Journalism to Debate and Opinion. Furthermore, staff members are much more engaged in the product.

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

The broadcast division is currently installing an updated news-room workflow solution that allows it to share content seamlessly throughout the entire company. New, lower cost cameras, are also part of this new workflow and allow more people to shoot and edit their own video while improving the overall quality of Gannett Broadcasting’s on air look.

The stations are also aggressively deploying a new technology that allows Gannett Broadcasting to do high quality, even HD, live shots from any location where cellular service is available. This technology will allow the company to greatly expand its live news distribution abilities at a far more efficient cost. This combination gives Gannett television stations greater flexibility and ease in the use of live shots while at the same time reducing capital purchases and depreciation. Both of these are examples of using new technologies to increase content, quality and efficiency while reducing cost.

The Broadcast Division has established several centralized operations including Gannett Graphics Group (G3), web and digital developers, “hubbing centers” for each of its three network affiliate groups for master control monitoring, and the Center for Credit and Collections (CCC). Operational efficiencies and cost reductions have been realized from these centers. The Broadcast Division also established a centralized traffic center called Gannett Traffic Operation (GTO). While GTO created some efficiencies and permitted a slight reduction in workforce, the key strategic reason for centralizing was to give the company a mechanism to better standardize best practices with inventory, and better position the company for future opportunities for business with a single point of entry to its inventory.

Broadcasting stations were recognized with several regional and national awards. Thirty-nine regional Edward R. Murrow Awards from the Radio Television Digital News Association were awarded to Gannett television stations, including four Overall Excellence Awards received at KARE in Minneapolis-St. Paul, MN; KUSA in Denver, CO; WGRZ in Buffalo, NY; and KSDK in St. Louis, MO. Three Gannett TV stations – WGRZ, KARE and KUSA – won five national Edward R. Murrow awards for a variety of locally produced work, with WGRZ winning for overall excellence in the small market category. KUSA won its 12th consecutive Station of the Year award from Colorado Broadcasters Association.

Competition: In each of its broadcasting markets, the company’s stations and affiliated web sites compete for revenues with other network- affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines, direct mail, outdoor advertising and Internet media. Other sources of present and potential competition for the company’s broadcasting properties include home video and audio recorders and players, direct broadcast satellite, low-power television, radio, video offerings (both wire line and wireless) of telephone companies as well as developing video services. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and iPads, social media platforms, and digital spectrum opportunities associated with DTV. The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.

In 2011, the Broadcast Division focused on increasing engagement with local customers across all platforms, not just television, and those efforts paid off. The division saw very strong growth in digital metrics as its content remains in high demand and it re-structured workflows and re-designed consumer products. Overall in 2011, online visitors increased 27% and page views were up 24%. This is a significant improvement over 2009-2010 when page views increased 6%. The most valuable content, from an advertising perspective, is video. On demand video plays increased 100% in 2011 as a direct result of the workflow and design initiatives.

Consumer engagement on mobile devices is also a priority. 2011 saw strong growth despite an exponential growth in competition. Mobile video consumption increased almost every month in 2011, growing 275% from January 2011 to December 2011. In the second half of 2011, the stations began rolling out local station apps for the iPhone. Page views from these apps are now double the page views from the mobile web.

Social media is a positive development for broadcasters. Broadcast television news, sports and entertainment programming drive some of the largest engagement numbers on Facebook and Twitter, and that engagement in turn creates more interest in that programming, as well as free marketing. Whether it’s following big breaking news, such as Hurricane Irene or the East Coast Earthquake, or getting involved to change laws or policies, or even helping to replenish a food bank or volunteering in breast cancer awareness events, customers engage with local brands using Facebook and Twitter. Gannett Broadcast Facebook fans increased over 200% in 2011 and Twitter increases were similar. The benefit is not only in having customers who “like” or “follow” Gannett TV stations, but also in engaging people who contribute pictures, comments, and give input every day on local content. Social media has enabled a true two-way conversation that results in deep consumer engagement and loyalty while providing new means for local advertisers to reach targeted customers.

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

Television broadcast licenses are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. Nine of the company’s stations filed for FCC license renewals in 2004, eight did so in 2005, another five in 2006 and the remaining station filed on Feb. 1, 2007. As of January, 2012, 18 of the 23 license renewal applications were granted and the company expects the remaining five pending renewals to be granted in the ordinary course.

FCC Regulations also limit concentrations of broadcasting control and regulate network and local programming practices. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). In addition, the Communications Act includes a national ownership cap under which one company is permitted to serve no more than 39% of all U.S. television households. (The company’s 23 television stations currently reach approximately 18.1% of U.S. television households.) FCC rules permit common ownership of two television stations in the same market in certain circumstances provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition.

In 2007, the FCC revised its ownership regulations by adopting a modified daily newspaper/broadcast cross-ownership rule. In adopting this new rule, the FCC granted a permanent waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, AZ. The revised rule may be of limited value in permitting expanded ownership opportunities because it contains presumptions that (i) common ownership of a television station and a daily newspaper may be permitted in the top 20 television markets only if the television station is not one of the top four rated stations, and (ii) in all other television markets, common ownership of a newspaper and television station in the same market is not in the public interest. (Most of the company’s stations are rated number one or two in their markets.) Applicants for proposed combinations that are presumed not to be in the public interest will be required to satisfy specified criteria to rebut the presumption against common ownership. The FCC did not revise any other aspect of the FCC ownership rules. Following an appeal, in July 2011 a court remanded the FCC’s relaxation of the newspaper/broadcast rule back to the FCC for its failure to comply with statutory notice requirements. The court rejected a challenge to the FCC’s grant of a permanent waiver to the company’s continued ownership of the Arizona Republic and KPNX-TV. The court also rejected a challenge to the FCC’s retention of the local television ownership rule. Media parties have sought Supreme Court review of the court’s decision not to further liberalize the ownership rules. In addition, the FCC has commenced a new review of its ownership rules, as it is required to do every four years, and this review may result in additional rule modifications. The FCC has proposed to retain the local television ownership rule (but is seeking comment on a possible waiver standard for smaller markets), and has proposed a modest relaxation of the newspaper/broadcast rule (similar to the rule that the FCC had adopted during the last ownership review that was rejected in court). The FCC’s notice of proposed rulemaking also seeks comment about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. This review process is expected to continue throughout 2012.

Congress and the FCC are considering possible changes to the Communications Act and to other FCC Regulations, respectively, including a “repacking” of the television spectrum, which might entail the company’s stations moving to different channels, having smaller service areas, and /or accepting additional interference; the rules concerning retransmission consent (which govern cable and satellite operators’ carriage of the signals of the company’s stations); the statutory cable and satellite copyright regime; and the rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcast stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts.

Employees

At the end of 2011, the company and its subsidiaries had approximately 31,000 full-time and part-time employees including 2,000 for CareerBuilder. At certain operations, headcount reductions were made in 2011 as part of efficiency and consolidation efforts taken in response to the uneven recoveries in the U.S. and U.K. economies and declining revenues, particularly in the company’s publishing businesses.

Approximately 11% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 64 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industrywide or companywide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.

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

Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest had provided the majority of its employees with the option to participate in a retirement plan that incorporates life insurance. In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close the Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expenses and funding volatility and was part of a package of measures to address the plan’s deficit. The company expects that some of the savings from closing the defined benefit plan will be partially offset by increased membership in Newsquest’s defined contribution plan.

A key initiative for the company is its Leadership and Diversity program that focuses on finding, developing and retaining the best and the brightest employees and a diverse workforce that reflects the communities Gannett serves.

Environmental Initiatives

For 2011, Gannett invested in seven large green HVAC equipment project upgrades. The total investment, after rebates, was $892,000 with an annual cost savings of $766,000. This program achieves an energy reduction of 6.9 million kilowatt hours (KWH) of electricity every year. Gannett has also identified new projects that will reduce power consumption by another 4 million kilowatt hours in 2012.

MARKETS WE SERVE

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED ONLINE SITES

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
State			Circulation
Territory	City	Local media organization/Online site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser	32,654		43,458	1829
		www.montgomeryadvertiser.com

Arizona	Phoenix	The Arizona Republic	316,050		492,528	1890
		www.azcentral.com

Arkansas	Mountain Home	The Baxter Bulletin	9,116		1901
		www.baxterbulletin.com

California	Palm Springs	The Desert Sun	38,363		45,674	1927
		www.mydesert.com
	Salinas	The Salinas Californian	9,145		1871
		www.thecalifornian.com
	Visalia	Visalia Times-Delta/Tulare Advance-Register	18,960			1859
		www.visaliatimesdelta.com
		www.tulareadvanceregister.com

Colorado	Fort Collins	Fort Collins Coloradoan	20,612		25,861	1873
		www.coloradoan.com

Delaware	Wilmington	The News Journal	83,270		111,322	1871
		www.delawareonline.com

Florida	Brevard County	FLORIDA TODAY	63,838		85,855	1966
		www.floridatoday.com
	Fort Myers	The News-Press	64,757		88,074	1884
		www.news-press.com
	Pensacola	Pensacola News Journal	41,022		59,545	1889
		www.pnj.com
	Tallahassee	Tallahassee Democrat	34,529		46,801	1905
		www.Tallahassee.com

Guam	Hagatna	Pacific Daily News	17,196		14,923	1944
		www.guampdn.com

Indiana	Indianapolis	The Indianapolis Star	168,925		273,288	1903
		www.indystar.com
	Lafayette	Journal and Courier	26,621		36,223	1829
		www.jconline.com
	Muncie	The Star Press	21,068		27,819	1899
		www.thestarpress.com
	Richmond	Palladium-Item	9,895		15,562	1831
		www.pal-item.com

Iowa	Des Moines	The Des Moines Register	107,137		204,441	1849
		www.desmoinesregister.com
	Iowa City	Iowa City Press-Citizen	10,177			1860
		www.press-citizen.com

Kentucky	Louisville	The Courier-Journal	152,221		230,399	1868
		www.courier-journal.com

Louisiana	Alexandria	Alexandria Daily Town Talk	20,092		27,290	1883
		www.thetowntalk.com
	Lafayette	The Daily Advertiser	29,529		42,160	1865
		www.theadvertiser.com
	Monroe	The News-Star	25,029		28,764	1890
		www.thenewsstar.com
	Opelousas	Daily World	5,682		7,083	1939
		www.dailyworld.com
	Shreveport	The Times	39,328		53,193	1871
		www.shreveporttimes.com

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED ONLINE SITES

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
State			Circulation
Territory	City	Local media organization/Online site	Morning	Afternoon	Sunday	Founded
Maryland	Salisbury	The Daily Times	17,168		23,381	1900
		www.delmarvanow.com

Michigan	Battle Creek	Battle Creek Enquirer	15,180		22,262	1900
		www.battlecreekenquirer.com
	Detroit	Detroit Free Press	254,442		476,015	1832
		www.freep.com
	Lansing	Lansing State Journal	42,989		66,437	1855
		www.lansingstatejournal.com
	Livingston County	Daily Press & Argus	11,784		16,657	1843
		www.livingstondaily.com
	Port Huron	Times Herald	17,276		28,144	1900
		www.thetimesherald.com

Minnesota	St. Cloud	St. Cloud Times	21,625		31,147	1861
		www.sctimes.com

Mississippi	Hattiesburg	Hattiesburg American		11,679	15,439	1897
		www.hattiesburgamerican.com
	Jackson	The Clarion-Ledger	59,843		74,403	1837
		www.clarionledger.com

Missouri	Springfield	Springfield News-Leader	36,482		63,413	1893
		www.news-leader.com

Montana	Great Falls	Great Falls Tribune	26,696		29,631	1885
		www.greatfallstribune.com

Nevada	Reno	Reno Gazette-Journal	42,046		54,586	1870
		www.rgj.com

New Jersey	Asbury Park	Asbury Park Press	104,563		155,341	1879
		www.app.com
	Bridgewater	Courier News	16,347		20,740	1884
		www.mycentraljersey.com
	Cherry Hill	Courier-Post	48,606		63,653	1875
		www.courierpostonline.com
	East Brunswick	Home News Tribune	31,442		39,310	1879
		www.mycentraljersey.com
	Morristown	Daily Record	21,170		24,934	1900
		www.dailyrecord.com
	Vineland	The Daily Journal	13,196			1864
		www.thedailyjournal.com

New York	Binghamton	Press & Sun-Bulletin	35,503		52,133	1904
		www.pressconnects.com
	Elmira	Star-Gazette	16,210		25,470	1828
		www.stargazette.com
	Ithaca	The Ithaca Journal	11,159			1815
		www.theithacajournal.com
	Poughkeepsie	Poughkeepsie Journal	26,380		38,086	1785
		www.poughkeepsiejournal.com
	Rochester	Rochester Democrat and Chronicle	119,781		172,549	1833
		www.democratandchronicle.com
	Westchester County	The Journal News	77,364		99,620	1829
		www.lohud.com

North Carolina	Asheville	Asheville Citizen-Times	31,748		50,283	1870
		www.citizen-times.com

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED ONLINE SITES

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
State			Circulation
Territory	City	Local media organization/Online site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum	3,960			1923
		www.bucyrustelegraphforum.com
	Chillicothe	Chillicothe Gazette		9,019	11,590	1800
		www.chillicothegazette.com
	Cincinnati	The Cincinnati Enquirer	148,807		256,706	1841
		www.cincinnati.com
	Coshocton	Coshocton Tribune		4,057	5,058	1842
		www.coshoctontribune.com
	Fremont	The News-Messenger		6,573		1856
		www.thenews-messenger.com
	Lancaster	Lancaster Eagle-Gazette		8,057	10,042	1807
		www.lancastereaglegazette.com
	Mansfield	News Journal	18,392		27,697	1885
		www.mansfieldnewsjournal.com
	Marion	The Marion Star	7,296		9,284	1880
		www.marionstar.com
	Newark	The Advocate		11,970	15,264	1820
		www.newarkadvocate.com
	Port Clinton	News Herald		2,973		1864
		www.portclintonnewsherald.com
	Zanesville	Times Recorder	12,746		15,234	1852
		www.zanesvilletimesrecorder.com

Oregon	Salem	Statesman Journal	37,364		46,482	1851
		www.statesmanjournal.com

South Carolina	Greenville	The Greenville News	55,587		101,500	1874
		www.greenvilleonline.com

South Dakota	Sioux Falls	Argus Leader	33,919		52,621	1881
		www.argusleader.com

Tennessee	Clarksville	The Leaf-Chronicle	14,635		19,766	1808
		www.theleafchronicle.com
	Jackson	The Jackson Sun	21,368		31,543	1848
		www.jacksonsun.com
	Murfreesboro	The Daily News Journal	11,237		16,302	1848
		www.dnj.com
	Nashville	The Tennessean	122,606		204,979	1812
		www.tennessean.com

Utah	St. George	The Spectrum	16,766		20,918	1963
		www.thespectrum.com

Vermont	Burlington	The Burlington Free Press	31,330		40,202	1827
		www.burlingtonfreepress.com

Virginia	McLean	USA TODAY	1,776,820			1982
		www.usatoday.com
	Staunton	The Daily News Leader	13,892		16,771	1904
		www.newsleader.com

Wisconsin	Appleton	The Post-Crescent	40,986		56,845	1853
		www.postcrescent.com
	Fond du Lac	The Reporter	10,499		13,919	1870
		www.fdlreporter.com
	Green Bay	Green Bay Press-Gazette	45,415		71,286	1915
		www.greenbaypressgazette.com
	Manitowoc	Herald Times Reporter		10,552	12,601	1898
		www.htrnews.com
	Marshfield	Marshfield News-Herald		8,553		1927
		www.marshfieldnewsherald.com
	Oshkosh	Oshkosh Northwestern	15,144		20,541	1868
		www.thenorthwestern.com
	Sheboygan	The Sheboygan Press	14,667		18,955	1907
		www.sheboyganpress.com
	Stevens Point	Stevens Point Journal		8,334		1873
		www.stevenspointjournal.com
		Central Wisconsin Sunday			19,034
	Wausau	Wausau Daily Herald		16,197	22,717	1903
		www.wausaudailyherald.com
	Wisconsin Rapids	The Daily Tribune		8,308		1914
		www.wisconsinrapidstribune.com

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED ONLINE SITES/NEWSQUEST PLC

	September 30,	September 30,		September 30,
		Circulation
City	Local media organization/Online site	Monday-Saturday		Founded
Basildon	Echo	30,108	*	1969
	www.echo-news.co.uk

Blackburn	Lancashire Telegraph	23,260		1886
	www.lancashiretelegraph.co.uk

Bolton	The Bolton News	21,940		1867
	www.theboltonnews.co.uk

Bournemouth	Daily Echo	26,818		1900
	www.bournemouthecho.co.uk

Bradford	Telegraph & Argus	26,766		1868
	www.thetelegraphandargus.co.uk

Brighton	The Argus	24,949		1880
	www.theargus.co.uk

Colchester	The Gazette	16,165	*	1970
	www.gazette-news.co.uk

Darlington	The Northern Echo	41,181		1870
	www.thenorthernecho.co.uk

Glasgow	Evening Times	52,400		1876
	www.eveningtimes.co.uk

Glasgow	The Herald	50,440		1783
	www.theherald.co.uk

Newport	South Wales Argus	23,332		1892
	www.southwalesargus.co.uk

Oxford	Oxford Mail	19,062		1928
	www.oxfordmail.co.uk

Southampton	Southern Daily Echo	31,964		1888
	www.dailyecho.co.uk

Swindon	Swindon Advertiser	18,059		1854
	www.swindonadvertiser.co.uk

Weymouth	Dorset Echo	17,429		1921
	www.dorsetecho.co.uk

Worcester	Worcester News	14,339		1937
	www.worcesternews.co.uk

York	The Press	25,989		1882
	www.thepress.co.uk

*	Publishes Monday-Friday

Circulation figures are according to ABC results for the period Jan-Jun 2011.

Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

GANNETT DIGITAL

CareerBuilder: www.careerbuilder.com

Headquarters: Chicago, IL

Sales offices: Atlanta, GA; Boston, MA; Charlotte, NC; Chicago, IL; Cincinnati, OH; Dallas, TX; Denver, CO; Detroit, MI; Edison, NJ; Houston, TX; Los Angeles; McLean, VA; Minneapolis, MN; Nashville, TN; New York, NY; Orlando, FL; Overland Park, KS; Philadelphia, PA; Phoenix, AZ; San Mateo, CA; Seattle, WA; Washington, DC

International offices: Canada; China; Cyprus; Denmark; France; Germany; Greece; India; Ireland; Italy; Malaysia; Netherlands; Norway; Poland; Singapore; Spain; Sweden; Switzerland; United Kingdom

Planet Discover: www.planetdiscover.com

Headquarters and sales office: Cincinnati, OH

Technology office: Cedar Rapids, IA

PointRoll, Inc.: www.pointroll.com

Headquarters: King of Prussia, PA

Sales offices: Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA

ShopLocal: www.shoplocal.com

Headquarters: Chicago, IL

Sales office: Chicago, IL

Reviewed.com: www.reviewed.com

Headquarters: Boston, MA

Mobile:

Gannett powers more than 100 local mobile sites and mobile applications and also partners with 4INFO and other mobile service providers to power news alerts and mobile marketing campaigns via text messaging. Gannett has also developed and deployed leading applications for iPad, iPhone and Android.

TELEVISION STATIONS AND AFFILIATED ONLINE SITES

	September 30,	September 30,	September 30,	September 30,		September 30,
				Weekly
State	City	Station/Online site	Channel/Network	Audience (a)		Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b	)	1970
	Phoenix	KPNX-TV	Channel 12/NBC	1,180,000		1953
		www.azcentral.com/12news

Arkansas	Little Rock	KTHV-TV	Channel 11/CBS	422,000		1955
		www.todaysthv.com

California	Sacramento	KXTV-TV	Channel 10/ABC	890,000		1955
		www.news10.net

Colorado	Denver	KTVD-TV	Channel 20/MyNetworkTV	590,000		1988
		www.my20denver.com
		KUSA-TV	Channel 9/NBC	1,150,000		1952
		www.9news.com

District of Columbia	Washington	WUSA-TV	Channel 9/CBS	1,797,000		1949
		www.wusa9.com

Florida	Jacksonville	WJXX-TV	Channel 25/ABC	397,000		1989
		WTLV-TV	Channel 12/NBC	459,000		1957
		www.firstcoastnews.com
	Tampa-St. Petersburg	WTSP-TV	Channel 10/CBS	1,201,000		1965
		www.wtsp.com

Georgia	Atlanta	WATL-TV	Channel 36/MyNetworkTV	920,000		1954
		www.myatltv.com
		WXIA-TV	Channel 11/NBC	1,602,000		1948
		www.11alive.com
	Macon	WMAZ-TV	Channel 13/CBS	208,000		1953
		www.13wmaz.com

Maine	Bangor	WLBZ-TV	Channel 2/NBC	109,000		1954
		www.wlbz2.com
	Portland	WCSH-TV	Channel 6/NBC	293,000		1953
		www.wcsh6.com

Michigan	Grand Rapids	WZZM-TV	Channel 13/ABC	374,000		1962
		www.wzzm13.com

Minnesota	Minneapolis-St. Paul	KARE-TV	Channel 11/NBC	1,297,000		1953
		www.kare11.com

Missouri	St. Louis	KSDK-TV	Channel 5/NBC	986,000		1947
		www.ksdk.com

New York	Buffalo	WGRZ-TV	Channel 2/NBC	515,000		1954
		www.wgrz.com

North Carolina	Greensboro	WFMY-TV	Channel 2/CBS	585,000		1949
		www.digtriad.com

Ohio	Cleveland	WKYC-TV	Channel 3/NBC	1,115,000		1948
		www.wkyc.com

South Carolina	Columbia	WLTX-TV	Channel 19/CBS	298,000		1953
		www.wltx.com

Tennessee	Knoxville	WBIR-TV	Channel 10/NBC	461,000		1956
		www.wbir.com

Captivate Network: www.captivatenetwork.com

Headquarters: Chelmsford, MA

Advertising offices: Chicago, IL; Los Angeles, CA; New York, NY; San Francisco, CA; Toronto, Canada.

(a)	Weekly audience is number of TV households reached, according to the November 2011 Nielsen book.

(b)	Audience numbers fall below minimum reporting standards.

USA TODAY: www.usatoday.com

Headquarters and editorial offices: McLean, VA

Print sites: Atlanta, GA; Columbia, SC; Denver, CO; Eugene, OR; Everett, WA; Fort Lauderdale, FL; Houston, TX; Indianapolis, IN; Kankakee, IL; Las Vegas, NV; Lawrence, KS; Milwaukee, WI; Minneapolis, MN; Mobile, AL; Nashville, TN; Newark, OH; Norwood, MA; Orlando, FL; Phoenix, AZ; Plano, TX; Rochester, NY; Rockaway, NJ; St. Louis, MO; Salisbury, NC; Salt Lake City, UT; San Bernardino, CA; San Jose, CA; Springfield, VA; Sterling Heights, MI; Tampa, FL; Warrendale, PA; Wilmington, DE; Winston-Salem, NC

Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA

USATODAY.com

Headquarters and editorial offices: McLean, VA

Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA

USA TODAY Sports Media Group

Headquarters: New York, NY

Advertising offices: Los Angeles, CA; McLean, VA; New York, NY

USA WEEKEND: www.usaweekend.com

Headquarters and editorial offices: McLean, VA

Advertising offices: Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA

Schedule Star LLC: www.schedulestar.com; www.highschoolsports.net

Headquarters: Pittsburgh, PA

Clipper Magazine: www.clippermagazine.com; www.couponclipper.com;

Headquarters: Mountville, PA

Gannett Healthcare Group: www.GannettHG.com; www.GannettEducation.com; www.ContinuingEducation.com; www.Nurse.com; www.TodayinPT.com; www.TodayinOt.com; www.PearlsReview.com

Headquarters: Falls Church, VA

Regional offices: Dallas, TX; Hoffman Estates, IL; San Jose, CA

Publications: Nurse.com Nursing Spectrum, Nurse.com NurseWeek, Nurse.com The Magazine , Today in PT, Today in OT

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

Headquarters: Norfolk, VA

Regional offices: Cincinnati, OH; Phoenix, AZ

Non-daily publications

Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin

Gannett Publishing Services:

Headquarters: McLean, VA

Sales office: Atlanta, GA

Gannett Direct Marketing Services, Inc.: www.gdms.com:

Headquarters: Louisville, KY

Gannett Satellite Information Network: McLean, VA

Gannett Digital Marketing Services: DealChicken; Clipper Digital; GannettLocal

Headquarters: Chicago, IL

National Web Sites: bnqt.com careerbuilder.com highschoolsports.net mmajunkie.com reviewed.com usatoday.com usaweekend.com

GANNETT ON THE NET: News and information about Gannett is available on its web site, www.gannett.com. In addition to news and other information about Gannett, the company provides access through this site to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the company files or furnishes them electronically to the Securities and Exchange Commission (SEC). Certification by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including the company’s Form 10-K filed in 2011).

Gannett also provides access on this web site to its Principles of Corporate Governance, the charters of its Audit, Transformation, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including its Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to the company’s Secretary at our headquarters address. In addition, the company will disclose on this web site changes to, or waivers of, its corporate Ethics Policy.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses

Advertising produces the predominant share of our publishing, broadcasting and affiliated web site revenues as well as digital segment revenues. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate circulation/content revenues and television audience. This competition may make it difficult for us to grow or maintain our broadcasting, print advertising and circulation/content revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

A decline in the company’s credit ratings and continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures

At the end of 2011, the company had approximately $1.76 billion in long-term debt, of which $235 million was in the form of borrowings under bank credit agreements, and the balance was in the form of unsecured notes. Approximately $307 million of this debt matures in April 2012 with remaining maturities in 2014-2018. While the company’s cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets may at times be affected by our credit ratings and conditions in the economy. A decline in our corporate credit rating could make future borrowings more expensive, and volatile credit markets could make it harder for us to obtain debt financings generally. However, in 2010 the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to September 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to September 30, 2014 will be $1.14 billion. At the end of 2011, the company had approximately $1.40 billion of additional borrowing capacity under its revolving credit facilities.

Volatility in global financial markets directly affects the value of our pension plan assets

The company’s principal U.S. retirement plan, the Gannett Retirement Plan, is underfunded by $560 million. Depending on various factors, including future investment returns, discount rates and potential pension legislative changes, the company may be required to make up this underfunding with contributions in future years.

Foreign exchange variability could adversely affect our consolidated operating results

Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2011 were translated to U.S. dollars at the average rate of 1.60. CareerBuilder, with expanding overseas operations, also has foreign exchange risk but to a significantly lesser degree.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or value of assets

Our publishing and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. For example, FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations did not produce significant additional revenue. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew our license applications that are currently pending in 2012.

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

Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities. The impairment of any such assets would adversely affect future reported results of operations and shareholders’ equity.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $3.4 billion as of Dec. 25, 2011, representing approximately 51% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in 2009 and 2010 (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

Adverse results from litigation or governmental investigations can impact our business practices and operating results

From time to time, we are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted. See Note 12 of the Notes to Consolidated Financial Statements and Part I, Item 3. “Legal Proceedings” contained elsewhere in this report for a description of certain of our pending litigation and regulatory matters and other proceedings with governmental authorities.

The collectability of accounts receivable under current soft economic conditions could deteriorate to a greater extent than provided for in the company’s financial statements and in its projections of future results

Generally soft economic conditions and uneven recoveries in the U.S. and U.K. have increased the company’s exposure to losses resulting from the potential bankruptcy of its advertising customers. The company’s accounts receivable are stated at net estimated realizable value and its allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. While recent collection trends have been favorable, adjustments to future operating results could occur if such collectability trends worsen and estimates prove inaccurate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Publishing/United States

Generally, the company owns many of the plants that house all aspects of the publication process. Certain U.S. Community Publishing operations have outsourced printing to non-Gannett publishers or commercial printers. In the case of USA TODAY, at Dec. 25, 2011, 22 non-Gannett printers were used to print it in U.S. markets where there were no company publishing sites with appropriate facilities. Non-Gannett printers in 11 foreign countries publish and distribute an international edition of USA TODAY under a royalty agreement. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s local media organizations have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s local media organizations share combined facilities; and in certain locations, facilities are shared with other non-Gannett publishing properties. At the end of 2011, 70% of the company’s U.S. daily publications were either printed by non-Gannett printers or printed in combination with other Gannett publications. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.

During 2011, the company continued its efforts to consolidate certain of its U.S. publishing facilities to achieve savings and efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 18-20.

Publishing/United Kingdom

Newsquest owns certain of the plants where its publications are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. Newsquest has consolidated certain of its facilities to achieve savings and efficiencies. Certain Newsquest operations have out-sourced printing to non-Newsquest publishers. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 21.

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

Broadcasting

The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 22 locations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of television stations can be found on page 22.

Corporate facilities

The company’s headquarters and USA TODAY are located in McLean, VA. The company also owns data and network operations centers in nearby Maryland and in Phoenix, AZ. Headquarters facilities are adequate for present operations. The company leases space in its headquarters facilities to third-party tenants.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 12 of the Notes to Consolidated Financial Statements.

Environmental

Some of the company’s subsidiaries have been included among the potentially responsible parties (PRP) in connection with sites that have been identified as possibly requiring environmental remediation. In four such matters that involve a governmental authority as a party, the company’s liability could exceed $100,000.

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

The Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, has been notified by the U.S. EPA that it has been identified as a PRP for the investigation and remediation of a plume of groundwater contamination in downtown Montgomery, AL. The Advertiser Company understands that, while the EPA’s investigation of this urban area is ongoing, at this stage of the process only The Advertiser Company and two other parties have received notice of potential responsibility; however, it is possible that other PRPs may be identified as the EPA’s investigation continues. The Advertiser Company, which ceased printing at a location in downtown Montgomery in 1997, is currently investigating whether its former operations had a connection with the site. At this point in the investigation, incomplete information is available about the site, other PRPs and what potential further investigation and remediation action may be required. Accordingly, the future costs of any potential remediation action and The Advertiser Company’s share of such costs, if any, cannot yet be determined.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.

Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 3 and 46 of this Form 10-K. Information about debt securities sold in private transactions may be found on page 44 of this Form 10-K.

Gannett Common stock prices

High-low range by fiscal quarters based on NYSE-composite closing prices.

	September 30,	September 30,	September 30,
Year	Quarter	Low	High
2001	First	$56.50	$67.74
	Second	$59.58	$69.38
	Third	$55.55	$69.11
	Fourth	$58.55	$71.10

2002	First	$65.03	$77.85
	Second	$71.50	$79.87
	Third	$63.39	$77.70
	Fourth	$66.62	$79.20

2003	First	$67.68	$75.10
	Second	$70.43	$79.70
	Third	$75.86	$79.18
	Fourth	$77.56	$88.93

2004	First	$84.50	$90.01
	Second	$84.95	$91.00
	Third	$79.56	$86.78
	Fourth	$78.99	$85.62

2005	First	$78.43	$82.41
	Second	$71.13	$80.00
	Third	$66.25	$74.80
	Fourth	$59.19	$68.62

2006	First	$58.81	$64.80
	Second	$53.22	$60.92
	Third	$51.67	$57.15
	Fourth	$55.92	$61.25

2007	First	$55.76	$63.11
	Second	$54.12	$59.79
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85

2008	First	$28.43	$39.00
	Second	$21.79	$30.75
	Third	$15.96	$21.67
	Fourth	$06.09	$17.05

2009	First	$01.95	$09.30
	Second	$02.20	$05.48
	Third	$03.18	$10.14
	Fourth	$09.76	$15.63

2010	First	$13.53	$17.25
	Second	$13.73	$18.67
	Third	$11.98	$15.11
	Fourth	$11.76	$15.78

2011	First	$14.49	$17.19
	Second	$13.30	$15.64
	Third	$08.55	$14.60
	Fourth	$09.16	$13.57

2012	First*	$13.36	$15.51

*	Through February 10, 2012

Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
	(a) Total Number of	(b) Average Price	(c) Total Number of Shares Purchased as Part of Publicly	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
9/26/11 – 10/30/11	775,602	$9.76	775,602	$773,450,568

10/31/11 – 11/27/11	766,000	$11.41	766,000	$764,713,541

11/28/11 – 12/25/11	736,000	$11.98	736,000	$755,899,957

Total 4th Quarter 2011	2,277,602	$11.03	2,277,602	$755,899,957

All of the shares included in column (c) of the table above were repurchased from remaining authorization from the share repurchase program announced on July 25, 2006. On Feb. 21, 2012, the company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the former repurchase program). There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program. All share repurchases were part of a publicly announced repurchase program.

Comparison of shareholder return—2007 to 2011

The following graph compares the performance of the company’s common stock during the period Dec. 31, 2006, to Dec. 31, 2011, with the S&P 500 Index, and a Peer Group Index selected by the company.

The company previously had established an index of peer group companies because of changes to the S&P 500 Publishing Index, which resulted in the company’s belief that the S&P 500 Publishing Index no longer comprised a representative group of peer companies. The company therefore selected a peer group which it believed to be more representative based upon the strong publishing/broadcasting orientation of the companies selected. This peer group comprised A.H. Belo Corp., Belo Corp., The E.W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Inc., The McClatchy Company, Media General, Inc. and The New York Times Company (collectively, the “2010 Peer Group”).

As a result of changes in the media industry, particularly the shift to digital media, the company is redefining its peer group to include A.H. Belo Corp., Belo Corp., Discovery Communications Inc., The E.W. Scripps Company, Journal Communications, Inc., The McClatchy Company, Media General, Inc., Meredith Corp., Monster Worldwide Inc., News Corp., The New York Times Company, The Washington Post Company, and Yahoo Inc. (collectively, the “2011 Peer Group”).

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of the 2010 Peer Group and the 2011 Peer Group (each, a “Peer Group”) also are weighted by market capitalization.

The graph depicts the results of investing $100 in the company’s common stock, the S&P 500 Index and Peer Group Indices at closing on Dec. 31, 2006. It assumes that dividends were reinvested monthly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to each Peer Group.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2007	2008	2009	2010	2011
Gannett Co., Inc.	100	66.50	15.14	29.10	29.91	27.03
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
2011 Peer Group	100	91.33	40.37	62.36	67.45	71.35
2010 Peer Group	100	68.89	17.86	38.63	38.16	31.37

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2007 through 2011 is contained under the heading “Selected Financial Data” on page 78 and is derived from the company’s audited financial statements for those years.

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

Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the company’s digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges; (o) credit rating downgrades, which could affect the availability and cost of future financing; (p) adverse outcomes in proceedings with governmental authorities or administrative agencies; and (q) general economic, political and business conditions.

Executive Summary

Gannett Co., Inc. is a leading international media and marketing solutions company operating primarily in the United States and the United Kingdom (U.K.). Approximately 89% of 2011 consolidated revenues are from domestic operations and approximately 11% are from foreign operations, primarily in the U.K.

The company’s goal is to be the leading source of news and information in the markets it serves, and be customer centric by delivering quality products and results for readers, viewers, advertisers and other customers. Gannett believes that well-managed local media organizations, television stations, electronic media including Internet and mobile products and services, magazine/specialty publications and programming efforts will maximize profits for the company’s shareholders as will our customer-centric solutions approach to advertising. To that end, the company’s strategy has the following elements:

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

Gannett implements its strategy and manages its operations through three business segments: publishing, digital and broadcasting (television). The publishing segment includes the operations of 99 daily publications in the U.S., U.K. and Guam, about 500 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Its 82 U.S. daily publications, including USA TODAY, the nation’s number one newspaper in print circulation, with an average circulation of approximately 1.8 million, have a combined daily average paid circulation of 5.0 million, which is the nation’s largest publishing group in terms of circulation. Together with the 17 daily paid-for publications its Newsquest division operates in the U.K., the total average daily circulation of its 99 domestic and U.K. daily publications was approximately 5.5 million for 2011. All daily newspapers also operate web sites which are tightly integrated with publishing operations. The company’s publishing operations also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, ShopLocal.com and Topix.

The publishing segment also includes commercial printing; newswire; marketing and data services operations.

The company’s digital segment includes CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the most traffic and revenue. CareerBuilder is also rapidly expanding its international operations.

Through its broadcasting segment, the company owns and operates 23 television stations with affiliated web sites covering 18.1% of the U.S. population in markets with a total of nearly 21 million households. This segment also includes the results of Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising on video screens located in elevators of office towers and select hotel lobbies across North America.

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2011 fiscal year ended on Dec. 25, 2011, and encompassed a 52-week period. The company’s 2010 and 2009 fiscal years also encompassed 52-week periods.

Discontinued operations: Unless stated otherwise, as discussed in the section titled “Discontinued operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of The Honolulu Advertiser and its related assets, which were sold in May 2010, and a small directory publishing operations sold in June 2010, are excluded for all periods covered by this report. These transactions are discussed in more detail on page 33 in the business acquisitions, investments, dispositions and discontinued operations section of this report.

Operating results summary: Operating revenues were $5.2 billion in 2011, a decline of 4% from $5.4 billion in 2010.

Publishing revenues were $3.8 billion for 2011 or 5% below 2010 levels, reflecting principally the impact of the soft economy on advertising demand.

Digital segment revenues totaled $686 million for 2011, an increase of 11%, reflecting solid revenue growth at CareerBuilder as it gained strength and market share domestically and as it expanded its reach overseas through key acquisitions.

Broadcast revenues for 2011 were $722 million or 6% lower than 2010 levels, reflecting substantially lower political spending and the absence of Winter Olympic revenue achieved in 2010. Overall, Olympic and political revenues were approximately $95 million lower in 2011 from 2010 levels. Excluding the estimated incremental impact of Olympic and political related advertising, broadcast revenues were up 6% in 2011. This reflects an increase in core advertising, retransmission and online television revenues.

Digital revenues company-wide including the Digital segment and all digital revenues generated by other business segments were approximately $1.1 billion, 21% of total operating revenues and an increase of 10% over last year.

Total operating costs declined 1% to $4.4 billion for 2011, primarily due to the impact of cost efficiency efforts company-wide, offset partially by higher expenses in Digital segment businesses related to higher revenue levels and higher publishing segment workforce restructuring charges.

Newsprint expense for publishing was 3% higher than in 2010, as a 9% decline in consumption was offset by a 13% increase in average usage prices.

The company reported operating income for 2011 of $831 million compared to $1.0 billion in 2010, a 17% decrease.

The company’s net equity income in unconsolidated investees for 2011 was $8 million, a decrease of $11 million over 2010. This decrease reflects impairment charges taken in 2011, partially offset by better results at certain digital investments, particularly Classified Ventures where earnings grew 25% in 2011.

Interest expense was $173 million in 2011, flat compared to 2010, reflecting significantly lower average debt balances offset by higher average interest rates. From its strong operating cash flow and its disciplined liquidity management, the company reduced its long-term debt by $592 million or 25% in 2011 and by $1.3 billion or 43% over the last two years.

The company reported income from continuing operations attributable to Gannett Co., Inc. of $459 million or $1.89 per diluted share for 2011 compared to $567 million or $2.35 per diluted share for 2010.

Net income attributable to noncontrolling interests was $41 million in 2011, an increase of 20% or $7 million over 2010, reflecting significantly improved operating results at CareerBuilder.

Outlook for 2012: For 2012, and in particular for the first part of the year, the company’s performance will continue to be adversely affected by soft economic conditions in the U.S. and U.K. In publishing, pressure on ad revenues will continue. In response, in February 2012, the company announced a workforce restructuring program in its U.S. Community Publishing group. The company’s pension expenses will be considerably higher in 2012. The publishing segment will also be affected by incremental accelerated depreciation charges related to the shift of its Cincinnati publishing activities to a non-Gannett publisher in Columbus, OH.

In early 2012, the company began the rollout of its new content subscription model for U.S. Community Publishing, and the effects of that initiative on revenue and readership will not become evident until later in the year. In the Publishing and Digital segments, expense levels will be elevated because the company continues to make substantial investments in people and technology in support of content, marketing and revenue enhancing initiatives. Digital revenues are expected to grow and selling-related expenses will increase also.

Broadcasting results will improve significantly with expected incremental advertising revenues associated with the 2012 elections, as well as Summer Olympics and the Super Bowl.

The company’s consolidated operating results are expected to be below 2011 levels for the early part of the year.

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

Goodwill: As of December 25, 2011, goodwill represented approximately 43% of the company’s total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company’s annual measurement date is the end of its fiscal year. In the first step of the test, the company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation. Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business and future economic and market conditions. The fair value of the company’s reporting units is also impacted by the company’s overall market capitalization. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

The company has 6 major reporting units (defined as reporting units with goodwill in excess of $50 million) which accounted for 97% of its goodwill balance at December 25, 2011, the most recent annual impairment testing date. The following table shows the aggregate goodwill for these units summarized at the segment level:

September 30,
In millions of dollars
Segment	Goodwill Balance
Publishing	$528
Broadcast	$1,619
Digital	$641

In the case of the Publishing segment there are three major reporting units that comprise the goodwill balance shown above. The aggregate estimated fair value of these reporting units exceeded the carrying value. In order for these reporting units to fail step one of the goodwill impairment test, the estimated value of the reporting units would have to decline by over 35% for U.S. Community Publishing, Newsquest and the USA TODAY group (which includes USA TODAY brand properties, associated printing operations and USA WEEKEND).

For the Broadcast segment, which is considered a single reporting unit, estimated fair value exceeded carrying value at the end of 2011. In order for the Broadcast reporting unit to fail step one of the goodwill impairment test, its estimated fair value would have to decline by over 25%.

For the two Digital businesses reflected in the balance above, PointRoll and CareerBuilder, the estimated fair value at the end of 2011 exceeded carrying value. In order for either of these reporting units to fail step one of the goodwill impairment test, the estimated fair value would have to decline by over 15% for PointRoll and 40% for CareerBuilder.

Fair value of the reporting units will depend on several factors, including the strength of the economy in the company’s principal publishing, digital and broadcast markets. Generally soft and uneven recoveries in the U.S. and U.K. markets have had an adverse effect on most of the company’s reporting units in recent years. New and developing competition as well as technological change could also adversely affect fair value estimates in the near term for certain of the company’s reporting units, particularly those in the Digital segment (exclusive of CareerBuilder). Any one or a combination of these factors could lead to declines in reporting unit fair values and goodwill impairment charges.

Indefinite Lived Intangibles: This asset grouping consists of mastheads and trade names for publishing and digital businesses and FCC licenses for television stations.

Local mastheads (publishing titles and web site domain names) and other trade names are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each masthead/domain name or trade name with its carrying amount. The company uses a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead/domain name or trade name. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. No impairments in this asset category are indicated at this time.

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

Other Long-Lived Assets (Property, Plant and Equipment and Amortizable Intangible Assets): Property, plant and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances, such as technological advances or changes to the company’s business model or capital strategy, could result in actual useful lives differing from company estimates. In cases where the company determines that the useful life of buildings and equipment should be shortened, the company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Accelerated depreciation was recorded in 2011 for certain property, plant and equipment, reflecting specific decisions in recent quarters to consolidate production and other business services in the publishing segment.

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

The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). The GRP accounted for 74% of company pension plan assets and 70% of company pension obligations at Dec. 25, 2011, the most recent measurement date. Substantially all GRP participants had their benefits frozen effective August 1, 2008. At the end of 2011, the plan’s projected benefit obligations were $2.34 billion, plan assets were valued at $1.78 billion and the plan was therefore 76% funded.

To estimate the long-term rate of return on pension assets, the company uses a process that incorporates actual historical asset-class returns and an assessment of expected future performance. The company used an assumption of 8.75% for its expected return on GRP assets for 2011. A change in the expected long-term return on plan assets would increase or decrease pension plan expense. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on GRP assets would have increased estimated pension plan expense for 2011 by approximately $9 million. Actual rates of return on plan assets may vary significantly from estimates because of changes in financial markets.

U.S. accounting rules specify that discount rates reflect rates at which pension benefits could be effectively settled using high quality fixed income investments with maturities similar to the benefit payments. The company developed the discount rate for the GRP by matching the projected payments underlying the pension benefit obligation to a modeled yield curve consisting of high-quality Aa-graded non-callable bonds. A decrease in the discount rate for the GRP would increase the pension obligations, thus changing the funded status recorded on the company’s Consolidated Balance Sheet. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point change in the discount rate applied to the GRP at the end of 2011 would have changed plan obligations by approximately $106 million. A 50 basis point change in the discount rate used to calculate 2011 expense for the plan would have changed total pension plan expense for 2011 by approximately $0.6 million.

The company’s principal pension plan in the U.K., the Newsquest Pension Scheme, has also been frozen to future accruals. At Dec. 25, 2011, the most recent measurement date, this plan had a projected benefit obligation of $714 million, assets of $561 million and was therefore 79% funded. This plan would be subject to the same accounting impacts as the GRP, although by lesser amounts, based upon changes in discount rate and investment return assumptions.

The company developed its discount rate for its OPEB plans using the same methodology as that described for the GRP. As an indication of discount rate sensitivity to the determination of estimated OPEB expense in 2011, a 50 basis point change in the discount rate for the company’s OPEB plans would change estimated OPEB expense by approximately $0.5 million and would have changed OPEB liabilities at the end of 2011 by approximately $7.0 million. The assumed health care cost-trend rate also affects OPEB liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $7.5 million in the Dec. 25, 2011 postretirement benefit obligation and a $0.4 million increase in the aggregate service and interest cost components of 2011 expense.

Income Taxes: The company’s annual tax rate is based on its income, statutory tax regulations and rates, and tax planning opportunities available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the company’s annual tax expense and in evaluating its tax positions.

Tax law requires items to be included in the company’s tax returns at different times than when the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses recorded for accounting purposes that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the company believes are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, the company considers the reversal of existing temporary differences, the existence of taxable income in prior carryback years, available tax planning strategies and estimates of future taxable income for each of its taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of Dec. 25, 2011, deferred tax asset valuation allowances totaled $54 million. Although realization is not assured, the company believes it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. Projected future taxable income is the principal basis upon which this assumption is made.

The company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured as the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority (that has full knowledge of all relevant information). The company may be required to change its provision for income taxes when the ultimate deductibility of certain items is challenged or agreed to by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The effect of a one percentage point change in the effective tax rate for 2011 would have resulted in a change of $6 million in the provision for income taxes and net income attributable to Gannett Co., Inc.

Business acquisitions, investments, dispositions and discontinued operations

2011: In early January 2011, the company completed the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Its operations have been expanded to include other household items and consumer services.

In May 2011, CareerBuilder acquired JobsCentral, a leading job board in Singapore that also has a fast-growing presence in Malaysia.

In June 2011, the company acquired Nutrition Dimension which provides continuing education, certification and review programs and other educational content for nutrition, fitness and training professionals.

In August 2011, the company acquired US PRESSWIRE, the global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcast properties.

In September 2011, CareerBuilder acquired JobScout24, a leading job board in Germany.

In November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and TV outlets.

In November 2011, the company purchased a minority stake in ShopCo Holdings, LLC. ShopCo provides a common online shopping platform which allows advertisers to reach consumers in order to assist them in making informed purchasing decisions.

Total cash paid in 2011 for business acquisitions and investments was $23.0 million and $19.4 million, respectively.

2010: In March 2010, CareerBuilder purchased CareerSite.biz, in the U.K. which operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.

In October 2010, the company purchased a minority stake in Ongo Inc. Ongo is a personal news service that gives consumers a new way to read, discover and share digital news and information from multiple titles.

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

	September 30,	September 30,
In thousands of dollars	2010	2009
Revenues	$32,710	$103,390
Pretax (loss)/income	(758)	6,262
Net (loss)/income	(322)	3,790
Gains (after tax)	21,195	—

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

RESULTS OF OPERATIONS

Consolidated summary – continuing operations

A consolidated summary of the company’s results is presented below.

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars, except per share amounts	2011	Change	2010	Change	2009
Operating revenues	$5,240	(4%)	$5,439	(1%)	$5,510
Operating expenses	$4,409	(1%)	$4,439	(7%)	$4,791
Operating income	$831	(17%)	$1,000	39%	$719
Non-operating expense, net	$178	16%	$154	3%	$149
Income from continuing operations
Per share – basic	$1.92	(19%)	$2.38	59%	$1.50
Per share – diluted	$1.89	(20%)	$2.35	58%	$1.49

A discussion of operating results of the company’s publishing, digital and broadcasting segments, along with other factors affecting net income attributable to Gannett, is as follows:

Publishing segment

In addition to its domestic local publications and affiliated web sites, the company’s publishing operations include USA TODAY, USA WEEKEND, Newsquest, which produces daily and non-daily publications in the U.K., Clipper Magazine, Gannett Healthcare Group, Gannett Government Media, Gannett Offset commercial printing and other advertising and marketing services businesses. The publishing segment in 2011 contributed 73% of the company’s revenues.

Publishing operating results were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011(a)	Change	2010	Change	2009
Revenues	$3,831	(5%)	$4,051	(6%)	$4,292
Expenses	$3,354	(1%)	$3,403	(10%)	$3,776
Operating income	$478	(26%)	$648	25%	$516

(a)	Numbers do not sum due to rounding.

Foreign currency translation: The average exchange rate used to translate U.K. publishing results was 1.60 for 2011, 1.55 for 2010 and 1.56 for 2009. Therefore, reported U.K. publishing revenue, expense and operating income trend higher from 2010 to 2011 and slightly lower from 2009 to 2010 because of rate fluctuations.

Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 66% and 28%, respectively, of total publishing revenues in 2011. Ad revenues include those derived from advertising placed with print products as well as publishing related internet web sites, mobile and tablet applications. These include revenue in the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.

The table below presents the principal components of publishing revenues for the last three years.

	September 30,	September 30,	September 30,	September 30,	September 30,
Publishing operating revenues, in millions of dollars	2011	Change	2010(a)	Change	2009(a)
Advertising	$2,511	(7%)	$2,711	(6%)	$2,888
Circulation	$1,064	(2%)	$1,087	(5%)	$1,145
Commercial printing and other	$256	1%	$254	(2%)	$260
Total	$3,831	(5%)	$4,051	(6%)	$4,292

(a)	Numbers do not sum due to rounding.

The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from web sites affiliated with the publications.

	September 30,	September 30,	September 30,	September 30,	September 30,
Advertising revenues, in millions of dollars	2011	Change	2010	Change	2009
Retail	$1,303	(6%)	$1,384	(6%)	$1,480
National	$446	(11%)	$501	(4%)	$522
Classified	$762	(8%)	$826	(7%)	$886
Total ad revenue	$2,511	(7%)	$2,711	(6%)	$2,888

Publishing revenue comparisons 2011-2010:

Advertising Revenue: Advertising revenues for 2011 declined $199 million or 7%, reflecting the impact of the soft economy on advertising demand.

The table below presents the percentage change in 2011 compared to 2010 for each of the major ad revenue categories, by quarter.

	September 30,	September 30,	September 30,	September 30,
Advertising Revenue Comparisons by Quarter	Q1	Q2	Q3	Q4
Retail	(7%)	(5%)	(6%)	(6%)
National	(10%)	(9%)	(15%)	(9%)
Classified	(6%)	(8%)	(9%)	(8%)
Total advertising	(7%)	(7%)	(9%)	(7%)

Ad revenues were lower in both the U.S. and the U.K.

In the U.K., in local currency, ad revenues were down more than in the U.S. Because U.K. ad revenue benefited from a higher average exchange rate for 2011, in U.S. dollars, Newsquest ad revenues were down 6% compared with an 8% decline for U.S. publishing.

The table below presents the percentage change for the retail, national, and classified categories for 2011 compared to 2010.

	September 30,	September 30,	September 30,

		Newsquest	Total Publishing
Advertising Revenue Year Over Year Comparisons	U.S. Publishing	(in pounds)	(constant currency)
Retail	(6%)	(6%)	(6%)
National	(12%)	3%	(11%)
Classified	(7%)	(13%)	(9%)

Total	(8%)	(9%)	(8%)

Retail ad revenues were down $82 million or 6% in 2011. In the U.S., revenues were down in most principal categories, with the more significant declines occurring in the department store, telecommunications and home improvement categories, partially offset by an increase in retail online advertising. Retail ad revenues were down 6% in the U.K. on a constant currency basis.

National ad revenues were down $54 million or 11% in 2011, primarily due to lower ad sales for USA TODAY and its associated businesses, as well as for U.S. Community Publishing. At USA TODAY, print ad revenues were down 14% for the year, reflecting weakness in automotive, travel and entertainment, partially offset by an increase in the telecommunications and credit card categories.

The table below presents the percentage change in classified categories for 2011 compared to 2010.

	September 30,	September 30,	September 30,

		Newsquest	Total Publishing
Classified Revenue Year Over Year Comparisons	U.S. Publishing	(in pounds)	(constant currency)
Automotive	(2%)	(13%)	(4%)
Employment	2%	(20%)	(6%)
Real Estate	(18%)	(9%)	(15%)
Legal	(17%)	—	(17%)
Other	(9%)	(9%)	(9%)

Total	(7%)	(13%)	(9%)

Classified ad revenues declined $64 million or 8% in 2011 with a decline of 7% in the U.S. and 9% in the U.K. Domestically, employment advertising was up 2% for the year while automotive declined 2%. Real estate continued to reflect the housing issues nationwide and was down 18% for the year. Classified advertising in the U.K. was worse than in the U.S. as automotive, employment and real estate declined in local currency 13%, 20% and 9%, respectively.

Digital revenues in the publishing segment were up for the year in the U.S. as well as at Newsquest in the U.K. U.S. Community Publishing digital revenues were up 9%, reflecting strong increases in the automotive, employment and retail categories. Digital revenues at USA TODAY and its associated brands were up by a low double digit percentage for the year, while digital revenues at Newsquest increased 5% in local currency.

Looking to 2012, the company expects continuing challenges in the retail, national and classified categories based on the expected continuation of soft economic conditions in the U.S. and the U.K. Digital revenues are expected to continue growing but print ads are expected to be lower.

Circulation Revenue: Publishing circulation revenues declined $23 million or 2% over 2010. Circulation revenues were lower in the U.S., and in the U.K., in local currency. Revenue comparisons reflect generally lower circulation volumes partially offset by price increases. Daily net paid circulation, excluding USA TODAY, declined 6%, while Sunday net paid circulation declined 1%. U.S. Community Publishing sites reported that Sunday six month circulation was down just 0.1% in the September 2011 Audit Bureau of Circulations (ABC) Publisher’s Statement, with 21 publishing sites showing year over year Sunday circulation gains.

Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation volume. USA TODAY’s average daily circulation for 2011 declined 2% to 1,776,820.

For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 94% of total daily volume, while evening circulation accounted for 6%.

Local publishing circulation volume is summarized in the table below. In 2011, the company reclassified certain net paid circulation volume from evening to morning distribution due to changes in delivery times. All prior periods have been restated to conform to the new classifications.

	September 30,	September 30,	September 30,	September 30,	September 30,
Average net paid circulation volume, in thousands	2011	Change	2010	Change	2009
Local Publications
Morning	3,501	(6%)	3,711	(7%)	3,981
Evening	204	(6%)	218	(8%)	237
Total daily	3,705	(6%)	3,929	(7%)	4,218
Sunday	4,773	(1%)	4,845	(4%)	5,030

In 2012, the company will conduct a phased rollout of a new content subscription model. Subscriptions will include full web, mobile, e-editions and tablet access, as well as the subscriber’s choice of frequency of print-edition home delivery. As a result of these changes, past revenue trends may not be indicative of future trends.

Other Revenue: Commercial printing and other publishing revenues increased 1% to $256 million in 2011 due primarily to an increase in commercial printing revenues in the U.K. Commercial printing revenues in the U.S. and U.K. accounted for approximately 58% of total other revenues.

Publishing revenue comparisons 2010-2009:

Advertising Revenue: Advertising revenues for 2010 decreased $178 million or 6%. The rate of decline generally narrowed over the course of the year as economic conditions slowly stabilized and sales initiatives took hold. Early in 2010, revenue declines were most pronounced due in large measure to the more severe global economic conditions. Ad revenues were lower in both the U.S. and the U.K.

In the U.K., in local currency, ad revenues were down more than in the U.S. U.K. ad revenue declines were impacted by a slightly lower average exchange rate for 2010 compared with 2009. In U.S. dollars, Newsquest ad revenues were down 8% compared with a 5% decline for U.S. publishing.

Retail ad revenues were down $96 million or 6% in 2010. In the U.S., revenues were lower in most principal categories, with the more significant declines occurring in the department store, financial and telecommunications categories, partially offset by an increase in retail online advertising. Retail ad revenues were slightly better in the U.K. and on a constant currency basis were down 5% in 2010. Retail revenue declines narrowed throughout 2010, and the fourth quarter was the best comparison quarter of the year.

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

Classified ad revenues decreased $60 million or 7% in 2010 with a decline of 4% in the U.S. and 10% in the U.K. Domestically, classified advertising improved sequentially throughout the year. Automotive and employment were especially strong and were up 5% and 3%, respectively. Real estate continued to reflect the housing issues nationwide and was down 19% for the year. Classified advertising in the U.K. continued to remain challenging. Real estate advertising was up 1% in pounds for the year, while automotive and employment were down 7% and 17%, respectively.

Digital revenues in the publishing segment were up for 2010 in the U.S. as well as at Newsquest in the U.K. U.S. Community Publishing digital revenues were up 11%, reflecting strong increases in most categories. Digital revenues at USA TODAY increased 12% for 2010, while digital revenues at Newsquest increased 6% in local currency.

Circulation Revenue: Circulation revenues declined $58 million or 5% over 2009 as revenues for both U.S. and U.K. publications were generally lower. Revenue comparisons reflect generally lower circulation volumes partially offset by limited price increases. Daily net paid circulation, excluding USA TODAY, declined 7%, while Sunday net paid circulation declined 4%. Daily and Sunday net paid circulation comparisons improved sequentially throughout 2010 as greater focus was placed on increasing home delivery circulation. U.S. Community Publishing sites reported that Sunday home delivery circulation was up 1% in the September 2010 ABC Publisher’s Statement, with 28 publishing sites showing year over year Sunday circulation gains.

Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation. USA TODAY’s average daily circulation for 2010 decreased 5% to 1,817,405.

For local publications, morning circulation accounted for approximately 94% of total daily volume, while evening circulation accounted for 6%.

Other Revenue: Commercial printing and other publishing revenues decreased 2% to $254 million in 2010 due primarily to the sale of a U.K. commercial printing business early in the third quarter of 2009, partially offset by gains in delivery revenue for non-company publications.

Publishing expense comparisons 2011-2010: Publishing operating costs decreased 1% to $3.4 billion in 2011, primarily due to the impact of continued cost control and efficiency efforts, partially offset by an increase in workforce restructuring charges of $64 million. These charges include costs of $35 million associated with the transition of printing and publishing services from the company’s Cincinnati production facility to a non-Gannett publishing facility in Columbus, OH.

Publishing payroll costs were down 6%, reflecting the impact of headcount reductions across the segment.

Newsprint expense was up 3%, reflecting lower consumption, down 9%, offset by a 13% increase in usage prices.

Publishing expense comparisons 2010-2009: Publishing operating costs declined 10% to $3.4 billion in 2010, primarily due to the impact of efforts to implement operating efficiencies, facility consolidations and significantly lower newsprint expense.

Significant savings were achieved through tight cost control measures as well as by permanently restructuring the company’s cost base and creating operating efficiencies wherever possible. Efforts included numerous facility consolidations, centralization, compensation actions and outsourcing. Savings reflect the impact of headcount reductions in 2010 and 2009. Lower newsprint expense was also a significant contributor to the savings.

Publishing payroll costs were down 5%, reflecting the impact of headcount reductions, partially offset by lower savings from furloughs in 2010 than in 2009.

Newsprint expense was down 23%, reflecting lower consumption, down 10%, including savings from web width reductions and greater use of light weight newsprint. Newsprint usage prices rose throughout the year but still finished down 15% for the full year.

Other factors contributing to the decline in costs include the impact of a lower U.K. exchange rate, and the sale early in the third quarter of 2009 of a commercial printing business in the U.K.

Outlook for 2012: The company expects most publishing expenses to decline further in 2012, reflecting headcount reduction decisions, facility consolidations and lower newsprint expense driven by lower usage. Normal depreciation charges will be lower but accelerated depreciation charges will be taken as a result of the transition of printing and publishing services from Cincinnati to Columbus as noted above. Pension costs will be higher in 2012.

Publishing operating results 2011-2010: Publishing operating income decreased to $478 million in 2011 from $648 million in 2010. The principal factors affecting reported operating results comparisons for the full year were the following:

•	Lower operating results at most U.S. and U.K. properties as ad revenue categories were affected by the impact of the soft economy on advertising demand;

•	An increase in newsprint expense as a significant decline in usage was not sufficient to offset an increase in usage prices;

•	Higher charges in 2011 from workforce restructuring efforts and consolidations;

•	Positive impact of a significant increase in digital revenue; and

•	Positive impact of currency translation at a higher rate in 2011.

Publishing operating results 2010-2009: Publishing operating income increased to $648 million in 2010 from $516 million in 2009. The principal factors affecting comparisons for the full year were the following:

•	higher reported operating results at many of the company’s larger domestic daily newspapers and significantly lower newsprint expense;

•	higher reported operating results at Newsquest;

•	continued cost containment efforts throughout U.S. and U.K. operations; and

•	lower charges in 2010 from facility consolidations and asset impairments.

Digital

The digital business segment includes CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover.

Digital revenues, expenses and operating income were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010	Change	2009
Revenues	$686	11%	$618	5%	$586
Expenses	$561	5%	$535	(1%)	$543
Operating income	$125	50%	$83	93%	$43

Digital revenues increased $68 million or 11% over 2010, reflecting primarily a significant increase in revenues at CareerBuilder.

Digital expenses in 2011 increased 5% to $561 million, primarily due to an increase in expenses at CareerBuilder associated with its revenue growth. Expenses were also higher at PointRoll as investments in new products and services are being made there. As an offset to these factors, an intangible impairment charge of $13 million was reflected in digital results for 2010 which did not recur in 2011.

As a result of all of these factors, Digital segment operating income increased 50% to $125 million in 2011.

CareerBuilder operations are predominately based in North America, however expansion efforts continue in parts of Europe and Asia. CareerBuilder is the nation’s largest online recruitment and career advancement source for employers, employees, recruiters and job seekers. Its North American network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated businesses, including the company’s local media organizations, which sell various CareerBuilder employment products including upsells of print employment ads. For the company’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned local media organizations. North American network revenue increased 13%, compared to last year, with substantially all the increase attributable to revenues CareerBuilder derived from its own sales efforts. Revenues derived from its owner-affiliated newspapers were up 1% in 2011, while revenues from its own sales efforts were up 15% in 2011.

Digital results 2010-2009: Reported digital revenues increased $32 million or 5% over 2009, reflecting significant gains at CareerBuilder, PointRoll and ShopLocal.

Digital expenses in 2010 decreased 1% to $535 million, primarily due to lower asset impairment charges. Operating income rose 93% to $83 million in 2010, reflecting strong gains in 2010 for CareerBuilder, PointRoll and ShopLocal.

CareerBuilder North American network revenue increased 3%, compared to 2009, with all of the increase attributable to revenues derived from its own sales efforts. Revenues derived from owner-affiliated businesses were down slightly, while revenues from its own sales efforts were up 4% in 2010.

Outlook for 2012: The company expects digital segment revenues and profits to grow again in 2012, with continued gains at CareerBuilder.

Broadcasting

The company’s broadcasting operations at the end of 2011 included 23 television stations and affiliated web sites in markets with nearly 21 million households reaching 18.1% of the U.S. population. The Broadcasting Division also includes Captivate Network.

Broadcasting revenues accounted for approximately 14% of the company’s reported operating revenues in 2011. Broadcasting revenues accounted for approximately 14% and 11% of the company’s reported operating revenues in 2010 and 2009, respectively.

Over the last three years, broadcasting revenues, expenses and operating income were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010(a)	Change	2009
Revenues	$722	(6%)	$770	22%	$631
Expenses	$420	(5%)	$440	6%	$415
Operating income	$302	(8%)	$329	52%	$216

(a)	Numbers do not sum due to rounding.

Broadcast revenues decreased $47 million or 6% for 2011. Year-over-year revenue comparisons were unfavorably impacted by $107 million in ad revenues associated with the Winter Olympics and political/election-related advertising in 2010. Excluding the estimated incremental impact of Olympic and political related advertising which totaled $86 million, broadcast revenues were up 6% in 2011. This reflects a significant improvement in core advertising, led by the automotive, banking and medical categories. Retransmission and digital television revenue were also significantly higher in 2011 from 2010, up 27% and 26%, respectively.

Favorable television results were partially offset by a decrease in revenues at Captivate. Broadcasting revenues, excluding Captivate, decreased 6% and excluding also the estimated incremental impact of Olympics and political related advertising, broadcasting revenues increased 7%.

Broadcast costs decreased 5% to $420 million in 2011. The decrease reflects continuing cost control and efficiency efforts, lower sales and programming costs in 2011 and certain facility consolidation and asset impairment charges taken in 2010 that did not recur in 2011.

Operating income decreased 8% to $302 million in 2011, reflecting significantly lower net political and Olympic advertising revenues, partially offset by higher core revenues, retransmission revenues, online television revenues and lower expenses.

Broadcast results 2010-2009: Broadcast revenues increased $138 million or 22% for 2010. Year-over-year revenue comparisons were favorably impacted by $107 million in ad revenues associated with the Winter Olympics and political/election-related advertising in 2010. Excluding the estimated incremental impact of Olympic and political-related advertising which totaled $80 million, broadcast revenues were up 9% in 2010. This reflects a significant increase in core advertising, led by the automotive and financial categories. Higher retransmission and Captivate revenues also contributed to the increase.

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

Outlook for 2012: The company expects revenues to increase primarily due to increased ad demand from 2012 political election campaigns, from Summer Olympics and Super Bowl coverage on its 12 NBC stations, and from an increase in retransmission revenue. The company expects operating profit from broadcast to show a substantial gain in 2012.

Consolidated operating expenses

Over the last three years, the company’s consolidated operating expenses were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
Consolidated operating expenses, in millions of dollars	2011	Change	2010	Change	2009
Cost of sales	$2,961	(1%)	$2,980	(8%)	$3,230
Selling, general and admin. expenses	$1,223	3%	$1,188	—	$1,187
Depreciation	$166	(9%)	$183	(12%)	$208
Amortization of intangible assets	$32	1%	$31	(5%)	$33
Facility consolidation and asset impairment charges	$27	(52%)	$57	(57%)	$133

Total	$4,409	(1%)	$4,439	(7%)	$4,791

Total reported operating expense decreased 1% to $4.41 billion in 2011. Payroll savings were significant from reduced headcount from consolidations and restructuring efforts. Strong cost controls were in place throughout the company, however expenses increased 5% in the Digital segment associated with the significant increase in its revenue. Cost savings were also partially offset by an increase in workforce restructuring charges of $62 million as well as a charge of $15 million incurred for the disability-related retirement of the company’s former chairman and chief executive officer in the fourth quarter of 2011.

Depreciation expense was 9% lower in 2011, reflecting reduced depreciation resulting from recent impairment charges and certain assets reaching the end of their depreciable life.

The non-cash facility consolidation and asset impairment charges for all years are more fully discussed beginning on page 40 and in Notes 3 and 4 to the Consolidated Financial Statements.

Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses .

	September 30,	September 30,	September 30,
	2011	2010	2009
Payroll and employee benefits	46.8%	47.4%	46.2%
Newsprint and other production material	12.1%	12.0%	13.1%

Operating expense comparisons 2010-2009: Total operating expense decreased 7% to $4.44 billion in 2010. Operating expenses declined due in part to sharply lower newsprint expense (down 23%) reflecting lower consumption and lower prices. Payroll savings were also significant, from reduced headcount from consolidations and other restructuring efforts, partially offset by lower furlough savings in 2010 than in 2009. Strong cost controls were in place throughout the company, however expenses increased modestly in broadcasting associated with the significant increase in revenue.

Depreciation expense was 12% lower in 2010, reflecting reduced capital spending, reduced depreciation resulting from recent impairment charges and certain assets reaching the end of their depreciable life.

The non-cash facility consolidation and asset impairment charges for all years are more fully discussed beginning on page 40 and in Notes 3 and 4 to the Consolidated Financial Statements.

Outlook for 2012: The company expects that total operating expenses may increase modestly in 2012, reflecting higher broadcast and digital costs related to anticipated increased revenues, as well as costs associated with the launch of certain strategic initiatives. These costs will be partially offset by reduced publishing costs. Newsprint expenses are expected to be lower in 2012. Pension expenses are expected to increase while normal depreciation expenses are projected to decrease. Accelerated depreciation charges will be taken related to the transition of production/packaging activities from Cincinnati to Columbus, OH. Payroll expenses will be up modestly in the broadcast and digital segments due to increased revenue, while publishing payroll costs are expected to decline due primarily to carryover effect of actions taken during 2011 and early 2012. The company may undertake further facility consolidation and other actions, depending on developing business conditions.

Non-operating income and expense

Equity earnings: This income statement category reflects results from unconsolidated minority interest investments, including the company’s equity share of operating results from its publishing partnerships, including the Tucson joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, as well as from investments in certain other digital/new technology businesses.

The company’s net equity income in unconsolidated investees for 2011 was $8 million, a decrease of $11 million over 2010. The decline reflects $16 million in impairment charges taken in 2011, partially offset by better results at certain digital investments, particularly Classified Ventures where earnings grew 25% in 2011.

The company’s net equity income in unconsolidated investees for 2010 was $19 million, an increase of $15 million over 2009. This increase reflects better results at certain newspaper partnerships and digital investments, particularly Classified Ventures as well as the effect of lower impairment charges taken in 2010.

Interest expense: 2011 interest expense was flat compared to 2010 as lower average debt levels were offset by higher average rates.

Interest expense decreased $3 million or 2% in 2010 as compared to 2009, reflecting significantly lower average debt balances, partially offset by higher rates.

The company reduced its long-term debt by $592 million or 25% in 2011. At the end of 2011, the company’s senior leverage ratio was 1.67x, well under the ceiling designated by the financial covenant under its revolving credit agreements.

A further discussion of the company’s borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 43, and in Note 7 to the Consolidated Financial Statements.

Other non-operating items: The company reported a net loss of $13 million for other non-operating items in 2011 compared with a slight net gain of $100,000 in 2010. In 2011, the company recorded $15 million of non-cash charges for the write-down of certain investments. These charges were partially offset by a gain recognized as a result of the prepayment of a secured promissory note the company received in connection with the disposition of certain publishing operations in 2010.

In 2009, the company realized a $43 million non-cash debt exchange gain offset partially by a $28 million non-cash charge for the write-down of certain publishing business assets sold.

Outlook for 2012: The company expects its net interest expense to be down for the year, reflecting lower average debt balances.

Provision for income taxes on income from continuing operations

The company reported pre-tax income attributable to Gannett of $612 million for 2011. The provision for income taxes reflects a special net tax benefit from the release of certain tax reserves due to audit settlements and a permanent stock basis deduction associated with the disposal of certain business assets in 2011. An impairment charge for these assets had been recorded in previous years, however no related tax benefit had been taken as the formal disposal of the assets did not occur until 2011. The effective tax rate on pre-tax income is 25%.

The company reported pre-tax income attributable to Gannett of $811 million for 2010. The provision for income taxes reflects a special net tax benefit primarily from the release of certain state tax reserves due to the lapse of statutes of limitations. The effective tax rate on pre-tax income is 30.1%.

The company reported pre-tax income attributable to Gannett of $543 million for 2009. The effective tax rate on pre-tax income is 35.2%.

The lower effective tax rate for 2011 compared to 2010 is due to the stock basis deduction associated with previous impairment charges and the release of foreign tax reserves upon audit settlements.

For 2010, the lower effective tax rate compared to 2009 is due to the release of state tax reserves primarily related to the sale of a business in a prior year upon the expiration of statutes of limitations,.

Further information concerning income tax matters is contained in Note 10 of the Consolidated Financial Statements.

Income from continuing operations attributable to Gannett Co., Inc.

Income from continuing operations attributable to Gannett Co., Inc. and related per share amounts are presented in the table below.

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars, except per share amounts	2011	Change	2010	Change	2009
Income	$459	(19%)	$567	61%	$351
Per diluted share	$1.89	(20%)	$2.35	58%	$1.49

Income attributable to Gannett Co., Inc. consists of income from continuing operations reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. Net income attributable to noncontrolling interests was $41 million, $35 million and $27 million in 2011, 2010 and 2009, respectively.

Discontinued operations

Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and its related assets as well as a small directory publishing operation in Michigan each of which were sold during the second quarter of 2010. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income titled “(Loss) income from the operation of discontinued operations, net of tax” for each period presented.

In 2010 the company reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

	September 30,	September 30,	September 30,
Discontinued Operations
In thousands, except per share amounts	2010	Change	2009
(Loss) income from operation of discontinued operations, net of tax	$(322)	***	$3,790
Per share – diluted	—	***	$0.02
Gain on disposal of publishing businesses, net of tax	$21,195	***	—
Per share – diluted	$0.08	***	—

Net income attributable to Gannett Co., Inc., and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars, except per share amounts	2011	Change	2010	Change	2009
Net income	$459	(22%)	$588	66%	$355
Per basic share	$1.92	(22%)	$2.47	63%	$1.52
Per diluted share	$1.89	(22%)	$2.43	61%	$1.51

Operating results non-GAAP information

Presentation of non-GAAP information: The company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.

The company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation expenses, non-cash asset impairment charges, incremental charges associated with the company’s former chairman and chief executive officer’s disability related retirement, pension gain, debt exchange gain, impairment of publishing assets sold and certain charges and credits to its income tax provision. The company believes that such expenses and tax items are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs (including certain union pension costs) and accelerated depreciation. Non-cash asset impairment charges were recorded to reduce the book value of certain intangible assets and investments accounted for under the equity and cost methods to fair value, as the businesses underlying these assets had experienced significant and sustained unfavorable operating results.

Management uses non-GAAP financial performance measures for purposes of measuring business unit and consolidated company performance against profit plans. The company therefore believes that each of the non-GAAP measures presented provides useful information to investors by allowing them to view the company’s businesses through the eyes of management and the Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of its businesses. In addition, many of the company’s peer group companies present similar non-GAAP measures so the presentation of such measures facilitates industry comparisons.

Discussion of special charges and credits affecting reported results: Facility consolidation plans led the company to recognize charges in 2009-2011 associated with revising the useful lives of certain assets over a shortened period as well as shutdown costs. Additionally, results from performing impairment tests on certain assets including goodwill, other intangible assets, other long-lived assets and investments accounted for under the equity and cost methods, required the recognition of impairment charges in 2009-2011. Total charges for these matters were $58 million ($36 million after-tax or $.15 per share), $60 million ($43 million after-tax or $.18 per share) and $142 million ($95 million after-tax or $.40 per share) in 2011, 2010 and 2009, respectively. In addition, an impairment charge of $28 million ($24 million after-tax or $.10 per share) was taken in 2009 to reduce the value of certain commercial printing assets which were then sold. The 2009 impairment charges were driven by poor business trends amid recessions in the U.S. and U.K. Concurrent with the decline in business conditions, there was broad-based downward pressure on equity share values in early 2009 and the company’s stock price declined significantly. These factors led to the reassessment of asset carrying values and the determination that non-cash impairment write downs to underlying estimated fair value were required. These non-cash impairment charges are detailed in Notes 3 and 4 to the Consolidated Financial Statements.

For the years 2011, 2010 and 2009 the company recorded workforce restructuring related costs totaling $74 million ($46 million after-tax or $.19 per share), $12 million ($7 million after-tax or $.03 per share), and $28 million ($18 million after-tax or $.08 per share), respectively. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change the company’s cost structure.

During 2011, the company recorded a $15 million ($9 million after-tax or $.04 per share) incremental charge for the disability-related retirement of the company’s former chairman and chief executive officer.

In addition, the company recorded net tax special benefits of $31 million ($.13 per share) during 2011 related to tax audit settlements covering multiple years and a permanent stock basis deduction related to the disposal of certain business assets.

During 2010, the company booked a net tax benefit of $29 million ($.12 per share) primarily due to the expiration of the statutes of limitations including the release of certain reserves related to the sale of a business in a prior year. The benefit was partially offset by a $2 million ($.01 per share) tax charge related to health care reform legislation.

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

Consolidated results

Adjustments to remove special items from GAAP operating expense follow:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010	Change	2009(a)
Operating expense (GAAP basis)	$4,409	(1%)	$4,439	(7%)	$4,791
Remove special items:
Workforce restructuring	(74)	***	(12)	(59%)	(28)
Facility consolidation and asset impairment charges	(27)	(52%)	(57)	(57%)	(133)
Former Chairman and CEO incremental retirement charges	(15)	***	—	—	—
Pension gain	—	—	—	***	40

As adjusted (non-GAAP basis)	$4,293	(2%)	$4,370	(6%)	$4,669

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) operating expenses declined 2% in 2011 to $4.3 billion, reflecting strong cost controls throughout the company, partially offset by an increase in digital segment expenses as a result of increased revenue. Payroll savings were significant from reduced headcount from consolidations and restructuring efforts.

As adjusted (non-GAAP basis) operating expenses declined 6% in 2010 compared to 2009, as newsprint and payroll expenses were significantly lower than 2009.

Adjustments to remove special items from GAAP operating income follow:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010(a)	Change	2009
Operating income (GAAP basis)	$831	(17%)	$1,000	39%	$719
Remove special items:
Workforce restructuring	74	***	12	(59%)	28
Facility consolidation and asset impairment charges	27	(52%)	57	(57%)	133
Former Chairman and CEO incremental retirement charges	15	***	—	—	—
Pension gain	—	—	—	***	(40)

As adjusted (non-GAAP basis)	$947	(11%)	$1,068	27%	$840

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) operating income declined 11% in 2011 to $947 million reflecting the impact the soft economy had on publishing advertising revenues. Broadcast revenues were lower as a result of substantially lower political spending and the absence of Winter Olympic revenue achieved in 2010. Digital revenues increased significantly, reflecting stronger revenue growth at CareerBuilder. As adjusted (non-GAAP basis) operating income comparisons were favorably impacted by reduced expenses in the publishing and broadcast segments.

As adjusted (non-GAAP basis) operating income increased 27% in 2010 compared to 2009 as a result of increased operating income in the publishing, digital and broadcast segments. Broadcast results were favorably impacted by substantial political spending and Winter Olympic revenue achieved in 2010. Expenses were favorably impacted by significantly reduced newsprint and payroll expenses.

Adjustments to remove special items from GAAP non-operating expense which consist of equity income or loss, interest expense and other non-operating items follow:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010	Change	2009(a)
Total non-operating (expense) income (GAAP basis)	$(178)	16%	$(154)	3%	$(149)
Remove special items:
Investment impairment charges	30	***	3	(71%)	9
Debt exchange gain	—	—	—	***	(43)
Impairment of publishing assets sold	—	—	—	***	28

As adjusted (non-GAAP basis)	$(148)	(2%)	$(151)	(2%)	$(154)

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) non-operating expense declined 2% in 2011 to $148 million reflecting better results at certain digital unconsolidated investees, particularly Classified Ventures. This was partially offset by reduced equity income in the company’s publishing partnerships.

As adjusted (non-GAAP basis) non-operating expense declined 2% in 2010 compared to 2009 as a result of slightly lower interest expense and better results at Classified Ventures.

Adjustments to remove special items from GAAP income from continuing operations attributable to Gannett Co., Inc. and diluted earnings per share from continuing operations follow:

In millions of dollars, except per share amounts	2011(a)	Change	2010(a)	Change	2009(a)
Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$459	(19%)	$567	61%	$351
Remove special items (net of tax):
Workforce restructuring	46	***	7	(61%)	18
Facility consolidation and asset impairment charges	18	(56%)	41	(53%)	88
Former Chairman and CEO incremental retirement charges	9	***	—	—	—
Pension gain	—	—	—	***	(25)
Investment impairment charges	18	***	2	(76%)	7
Debt exchange gain	—	—	—	***	(26)
Impairment of publishing assets sold	—	—	—	***	24
Prior year tax reserve adjustments, net	(20)	(30%)	(29)	—	—
Tax benefit of stock basis deduction	(11)	***	—	—	—
Tax charge for health care legislation	—	***	2	—	—

As adjusted (non-GAAP basis)	$518	(12%)	$591	35%	$438

Diluted earnings per share from continuing operations (GAAP basis)	$1.89	(20%)	$2.35	58%	$1.49
Remove special items (net of tax):
Workforce restructuring	0.19	***	0.03	(63%)	0.08
Facility consolidation and asset impairment charges	0.07	(59%)	0.17	(54%)	0.37
Former Chairman and CEO incremental retirement charges	0.04	***	—	—	—
Pension gain	—	—	—	***	(0.10)
Investment impairment charges	0.08	***	0.01	(67%)	0.03
Debt exchange gain	—	—	—	***	(0.11)
Impairment of publishing assets sold	—	—	—	***	0.10
Prior year tax reserve adjustments, net	(0.08)	(33%)	(0.12)	***	—
Tax benefit of stock basis deduction	(0.04)	***	—	—	—
Tax charge for health care legislation	—	***	0.01	***	—

As adjusted (non-GAAP basis)	$2.13	(13%)	$2.44	32%	$1.85

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) income from continuing operations attributable to Gannett Co., Inc. declined 12% in 2011 (13% on a diluted per share basis) as a result of reduced revenue in the publishing and broadcast segments partially offset by a reduction in their expenses.

As adjusted (non-GAAP basis) income from continuing operations attributable to Gannett Co., Inc. increased 35% in 2010 (32% on a diluted per share basis) as a result of significantly increased broadcast revenues and lower newsprint and payroll expenses.

Segment results

A summary of the impact of asset impairment and workforce restructuring charges on the company’s publishing segment is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011(a)	Change	2010(a)	Change	2009(a)
Publishing segment operating expenses (GAAP basis)	$3,354	(1%)	$3,403	(10%)	$3,776
Remove special items:
Workforce restructuring	(73)	***	(10)	(64%)	(27)
Facility consolidation and asset impairment charges	(27)	(24%)	(36)	(64%)	(99)
Pension gain	—	—	—	***	40

As adjusted (non-GAAP basis)	$3,253	(3%)	$3,358	(9%)	$3,689

Publishing segment operating income (GAAP basis)	$478	(26%)	$648	25%	$516
Remove special items:
Workforce restructuring	73	***	10	(64%)	27
Facility consolidation and asset impairment charges	27	(24%)	36	(64%)	99
Pension gain	—	—	—	***	(40)

As adjusted (non-GAAP basis)	$578	(17%)	$693	15%	$603

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) publishing segment operating expenses declined 3% in 2011 as a result of continued cost control and efficiency efforts as well as lower payroll expense.

As adjusted (non-GAAP basis) publishing segment operating income declined 17% in 2011 to $578 million, reflecting the impact of the soft economy on advertising demand, partially offset by a decrease in expenses.

As adjusted (non-GAAP basis) publishing segment operating expenses declined 9% in 2010 compared to 2009 due to a significant decrease in newsprint and payroll expenses as well as cost control and efficiency efforts.

As adjusted (non-GAAP basis) publishing segment operating income increased 15% in 2010 compared to 2009 as a decline in revenues were more than offset by reduced expenses.

A summary of the impact of asset impairment and workforce restructuring charges on the company’s digital segment is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011	Change	2010	Change	2009
Digital segment operating expenses (GAAP basis)	$561	5%	$535	(1%)	$543
Remove special items:
Workforce restructuring	—	***	(1)	***	—
Facility consolidation and asset impairment charges	—	***	(13)	(49%)	(25)

As adjusted (non-GAAP basis)	$561	8%	$521	1%	$518

Digital segment operating income (GAAP basis)	$125	50%	$83	93%	$43
Remove special items:
Workforce restructuring	—	***	1	***	—
Facility consolidation and asset impairment charges	—	***	13	(49%)	25

As adjusted (non-GAAP basis)	$125	29%	$97	43%	$68

As adjusted (non-GAAP basis) digital segment operating expenses increased 8% in 2011 to $561 million, due primarily to an increase in expenses at CareerBuilder associated with revenue growth. As adjusted (non-GAAP basis) digital segment operating income increased 29% to $125 million in 2011, reflecting a significant increase in revenues at CareerBuilder, partially offset by an increase in expenses.

As adjusted (non-GAAP basis) digital segment operating expenses increased 1% in 2010 compared to 2009 due to an increase in expenses at CareerBuilder and PointRoll, partially offset by declines at other digital properties. As adjusted (non-GAAP basis) digital segment operating income increased 43% reflecting strong gains for CareerBuilder, PointRoll and ShopLocal.

A summary of the impact of asset impairment and workforce restructuring charges on the company’s broadcasting segment is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011(a)	Change	2010(a)	Change	2009
Broadcasting segment operating expenses (GAAP basis)	$420	(5%)	$440	6%	$415
Remove special items:
Workforce restructuring	(1)	—	(1)	—	(1)
Facility consolidation and asset impairment charges	—	***	(9)	—	(9)

As adjusted (non-GAAP basis)	$420	(3%)	$431	6%	$405

Broadcasting segment operating income (GAAP basis)	$302	(8%)	$329	52%	$216
Remove special items:
Workforce restructuring	1	—	1	—	1
Facility consolidation and asset impairment charges	—	***	9	—	9

As adjusted (non-GAAP basis)	$303	(11%)	$339	50%	$226

(a)	Numbers do not sum due to rounding.

As adjusted (non-GAAP basis) broadcast segment operating expenses decreased 3% in 2011, reflecting continued cost control and efficiency efforts and lower sales and programming costs. As adjusted (non-GAAP basis) broadcast segment operating income decreased 11% in 2011 to $303 million, as a result of significantly lower net political and Olympic advertising revenues, partially offset by higher core, retransmission and online television revenues, and lower expenses.

As adjusted (non-GAAP basis) broadcast segment operating expenses increased 6% in 2010 compared to 2009 due to higher sales and marketing costs in 2010 associated with higher revenues. As adjusted (non-GAAP basis) broadcast segment operating income increased 50% in 2010 compared to 2009, reflecting higher political, Olympic, core, retransmission and Captivate revenue, partially offset by modestly higher expense associated with higher revenue levels.

A summary of the impact of special charges on the company’s Corporate segment is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
In millions of dollars	2011(a)	Change	2010	Change	2009
Corporate segment operating expenses (GAAP basis)	$74	22%	$61	7%	$57
Remove special items:
Former Chairman and CEO incremental retirement charges .	(15)	***	—	—	—

As adjusted (non-GAAP basis)	$60	(2%)	$61	7%	$57

(a)	Numbers do not sum due to rounding.

A summary of the impact of special items on the company’s effective tax rate in millions of dollars follows:

	September 30,	September 30,	September 30,
In millions of dollars	2011	2010(a)	2009(a)
Provision for income taxes as reported (GAAP basis)	$153	$244	$191
Workforce restructuring	28	5	10
Facility consolidation and asset impairment charges	10	16	45
Former Chairman and CEO incremental retirement charges	6	—	—
Pension gain	—	—	(15)
Non-operating investment impairment charges	12	1	6
Debt exchange gain	—	—	(17)
Prior year tax reserve adjustments, net	20	29	—
Tax benefit of stock basis deduction	11	—	—
Tax charge for health care legislation	—	(2)	—

As adjusted (non-GAAP basis)	$240	$292	$221

As adjusted effective tax rate (non-GAAP basis)	31.6%	33.1%	33.6%

(a) Numbers do not sum due to rounding.

The as adjusted effective tax rate (non-GAAP basis) in 2011 was 31.6% compared to 33.1% in 2010. The lower rate for 2011 reflects higher reserve releases due to audit settlements and the lapse of certain statutes of limitations. The 2011 rate also reflects a lower statutory tax rate for U.K. operations.

FINANCIAL POSITION

Liquidity and capital resources

The company’s cash flow from operating activities was $814 million in 2011, up from $773 million in 2010, primarily reflecting the impact of lower pension contributions to the Gannett Retirement Plan in 2011. In 2011 and 2010, the company made contributions to the plan of $33 million and $130 million, respectively.

Net cash used for investing activities totaled $25 million. This reflects capital spending of $72 million, $23 million for acquisitions, and $19 million for equity investments, which were offset by proceeds from the sale of certain assets of $37 million and proceeds from investments of $53 million.

Cash used for financing activities totaled $805 million in 2011. This includes the payment of unsecured fixed rate notes totaling $433 million and payment of unsecured floating rate term loans of $180 million. Additionally, there were repurchases of approximately 4.9 million shares of the company’s stock for $53 million, the payment of dividends totaling $48 million, an $85 million payment to repurchase a noncontrolling membership interest and distributions to noncontrolling membership shareholders of $24 million. These financing cash flows were partially offset by proceeds of borrowings under revolving credit agreements of $14 million.

Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

	September 30,	September 30,	September 30,
Working capital measurements	2011	2010	2009
Current ratio	1.2-to-1	1.3-to-1	1.2-to-1
Accounts receivable turnover	7.4	7.4	6.9
Newsprint inventory turnover	5.7	5.1	4.5

The company’s operations have historically generated strong positive cash flow which, along with the company’s program of maintaining bank revolving credit availability, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

Long-term debt

The long-term debt of the company is summarized below:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196
Unsecured floating rate term loan paid July 2011	—	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,534	306,397
Borrowings under revolving credit agreements expiring September 2014	235,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,609	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,522	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,995	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	169,775	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,168	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,760	246,403

Total long-term debt	$1,760,363	$2,352,242

Total average debt outstanding in 2011 and 2010 was $2.1 billion and $2.7 billion, respectively. The weighted average interest rate on all debt was 7.4% for 2011 and 6.0% for 2010.

On December 25, 2011, the company had unused borrowing capacity of $1.40 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the company’s total leverage ratio.

During 2010 and 2009, the company completed a series of financing transactions which significantly improved its debt maturity profile.

In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 – 103.563%, 2015 – 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.

In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion.

In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. On or after November 15, 2013, the 2017 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of principal amount of the 2017 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on November 15 of the following years: 2013 – 104.688%, 2014 – 102.344% and 2015 and thereafter 100.000%. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit facilities and term loan.

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

The notes issued during 2010 and 2009 with maturity dates in 2014 and thereafter were made available in private offerings that were exempt from the registration requirements of the Securities Act of 1933. These notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit and term loan agreements discussed more fully below.

The company’s three revolving credit agreements require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 25, 2011, the senior leverage ratio was 1.67x.

Until March 15, 2012, commitment fees for the revolving credit agreements may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. After March 15, 2012, commitment fees will equal 0.50% of the undrawn commitments. In addition, the company pays a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranges from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts. At the current leverage ratio, the additional fee is 25 basis points for undrawn amounts but 0 basis points for drawn amounts. No extension fees are payable after March 15, 2012 on either drawn or undrawn amounts.

Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Until March 15, 2012, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. At its current ratings the company will pay an applicable margin of 2.25% under each of the revolving credit agreements. After March 15, 2012, the applicable margin will be determined based on the company’s leverage ratio but will differ between Eurodollar base rate loans and loans based on the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. For borrowings at a margin above the Eurodollar base rate, the margin will vary from 2.00% to 3.25%. For borrowings at a margin above the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, the margin will vary from 1.00% to 2.25%. At its current leverage ratios, the company anticipates that the applicable margins will be 2.25% and 1.25%, respectively, when the new pricing takes effect.

In connection with each of its three revolving credit agreements and its then outstanding loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes due 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and the term loan.

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

As of Dec. 25, 2011, the company had $235 million of borrowings under its revolving credit agreements. The maximum amount outstanding at the end of any period during 2011 and 2010 was $0.5 billion and $1.3 billion, respectively. The daily average outstanding balance of the revolving credit agreements during 2011 and 2010 was $257 million and $852 million, respectively. The weighted average interest rate for 2011 and 2010 was 2.6% and 2.6%, respectively.

During the first quarter of 2009, the company repurchased $68.8 million in principal amount of its floating rate notes due in May 2009 in privately negotiated transactions at a discount. In connection with these transactions, the company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest rate swap agreements.

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

The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured fixed rate notes due in 2012. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2014 and beyond.

September 30,
In thousands of dollars
2012 (1)	$—
2013	—
2014 (2)	789,143
2015	307,517
2016	169,775
2017	247,168
2018	246,760

Total	$1,760,363

(1)	Notes due of $307 million in 2012 are assumed to be repaid with funds from revolving credit agreements.

(2)	Notes due of $247 million plus $542 million deemed as due under the revolving credit agreements.

Notwithstanding the assumptions used in the table above, the company’s debt maturities may also be repaid with cash flow from operating activities or by accessing capital markets or a combination of both.

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $1.9 billion and $2.5 billion at Dec. 25, 2011 and Dec. 26, 2010, respectively.

The company has a capital expenditure program (not including business acquisitions) of approximately $90 million planned for 2012, including approximately $3 million for renovation of existing facilities, $76 million for digital assets and other equipment, and $11 million for vehicles and other assets. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that the 2012 capital program will be funded from cash flow from operations.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Contractual obligations	Payments due by period
In millions of dollars	Total	2012	2013-14	2015-16	Thereafter
Long-term debt (1)	$2,325	$122	$1,023	$630	$550
Operating leases (2)	253	49	79	55	70
Purchase obligations (3)	230	117	86	20	7
Programming contracts (4)	81	10	61	10	—
Other long-term liabilities (5)	489	181	74	71	163

Total	$3,378	$479	$1,323	$786	$790

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume any term debt that matures before the expiration of the revolving credit agreements is outstanding for the life of the credit agreements.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)	Includes purchase obligations related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 25, 2011, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)	Programming contracts include television station commitments to purchase programming to be produced in future years.

(5)	Other long-term liabilities primarily consist of amounts expected to be paid related to under-funded postretirement benefit plans.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 25, 2011, the company is unable to make reasonably reliable estimates of the period of cash settlement, if necessary. Therefore, $110 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.

The company’s principal retirement plan, the Gannett Retirement Plan (GRP), had assets of $1.78 billion and liabilities of $2.34 billion at Dec. 25, 2011. For 2012, the company expects to contribute up to $118 million to the GRP, depending on final actuarial results, and $5 million to the U.K. retirement plan. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2012, and therefore no plan contributions thereafter are reflected in the above table.

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

Capital stock

In February 2004, the company announced the reactivation of its existing share repurchase program. During 2011, 4.9 million shares were purchased under the program for $53 million. There were no shares purchased under the program in 2010 or 2009. On Feb. 21, 2012, the company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the former repurchase program).

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share authorization regularly, the last such review having occurred in February 2012. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

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

In December 2011, the company began funding the 401(k) Saving Plan match by purchasing all shares on the open market with cash.

The company’s common stock outstanding at Dec. 25, 2011, totaled 237,036,994 shares, compared with 239,509,020 shares at Dec. 26, 2010.

Dividends

Dividends declared on common stock amounted to $57 million in 2011, compared with $38 million in 2010.

	September 30,	September 30,
Cash dividends	Payment date	Per share
2011 4th Quarter	Jan. 3, 2012	$.08
3rd Quarter	Oct. 3, 2011	$.08
2nd Quarter	July 1, 2011	$.04
1st Quarter	April 1, 2011	$.04

2010 4th Quarter	Jan. 3, 2011	$.04
3rd Quarter	Oct. 1, 2010	$.04
2nd Quarter	July 1, 2010	$.04
1st Quarter	April 1, 2010	$.04

On Feb. 21, 2012, the Board of Directors declared a dividend of $0.20 per share, payable on April 2, 2012, to shareholders of record as of the close of business March 9, 2012. This represents more than a doubling from the company’s current dividend level of $0.08 per share.

Accumulated other comprehensive income (loss)

The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $400 million at the end of 2011 and $395 million at the end of 2010. The increase reflected a strengthening of Sterling against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 25, 2011 were translated from Sterling to U.S. dollars at an exchange rate of 1.56 versus 1.54 at the end of 2010. Newsquest’s financial results were translated at an average rate of 1.60 for 2011, 1.55 for 2010 and 1.56 for 2009.

The company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 25, 2011 and Dec. 26, 2010, accumulated other comprehensive loss includes a reduction of equity of $996 million and $762 million, respectively, for losses that will be amortized to pension and other postretirement costs in future years.

In August 2007, the company entered into three interest rate swap agreements totaling a notional amount of $750 million in order to mitigate the volatility of interest rates. These agreements, which expired in May 2009, effectively fixed the interest rate on the $750 million in floating rate notes due May 2009 at 5.0125%. These instruments were designated as cash flow hedges in accordance with ASC Topic 815, “Derivatives and Hedging,” and changes in fair value were recorded through accumulated other comprehensive loss with a corresponding adjustment to other long-term liabilities. As a result of a tender offer and strategic redemptions of part of the floating rate notes during the fourth quarter of 2008 and first quarter of 2009, the cash flow hedging treatment was discontinued for interest rate swaps associated with approximately $186.6 million of notional value on the retired floating rate notes. Amounts recorded in accumulated other comprehensive loss related to the discontinued cash flow hedges were reclassified into earnings and subsequent changes to the fair value of the interest rate swaps were recorded through earnings. Expense in 2009 associated with the derivatives designated as hedges under ASC Topic 815, which is classified as “Interest expense” on the company’s Consolidated Statement of Income, was $7.7 million. Expense in 2009 associated with the derivatives not designated as hedges under ASC Topic 815, which is classified as “Other non-operating items” on the company’s Consolidated Statement of Income, was $0.6 million.

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

The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $400 million at Dec. 25 2011. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 25, 2011, exchange rate of 1.56. Refer to Item 7A for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 1% in 2011.

Because the company has $235 million in floating interest rate obligations outstanding at Dec. 25, 2011, the company is subject to changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $1.2 million.

Refer to Note 7 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

September 30,
Page

FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets at Dec. 25, 2011 and Dec. 26, 2010	50
Consolidated Statements of Income for each of the three fiscal years in the period ended Dec. 25, 2011	52
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended Dec. 25, 2011	53
Consolidated Statements of Equity for each of the three fiscal years in the period ended Dec. 25, 2011	54
Notes to Consolidated Financial Statements	55

SUPPLEMENTARY DATA
Quarterly Statements of Income (Unaudited)	80

FINANCIAL STATEMENT SCHEDULE
Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 25, 2011 Schedule II – Valuation and Qualifying Accounts and Reserves*	82

OTHER INFORMATION
Selected Financial Data	78

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, cash flows, and equity for each of the three fiscal years in the period ended December 25, 2011. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 25, 2011 and December 26, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 22, 2012

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Assets
Current assets
Cash and cash equivalents	$166,926	$183,014
Trade receivables, less allowance for doubtful receivables of $34,646 and $39,419, respectively	693,194	717,377
Other receivables	17,247	30,746
Inventories	49,122	72,025
Deferred income taxes	22,771	21,254
Prepaid expenses and other current assets	106,631	95,064
Assets held for sale	19,654	19,654

Total current assets	1,075,545	1,139,134

Property, plant and equipment
Land	170,002	172,786
Buildings and improvements	1,345,943	1,366,361
Machinery, equipment and fixtures	2,583,981	2,615,796
Construction in progress	6,755	15,797

Total	4,106,681	4,170,740
Less accumulated depreciation	(2,466,454)	(2,412,629)

Net property, plant and equipment	1,640,227	1,758,111

Intangible and other assets
Goodwill	2,864,885	2,836,960
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $188,333 and $197,454, respectively	502,195	518,797
Deferred income taxes	208,650	170,385
Investments and other assets	324,948	393,457

Total intangible and other assets	3,900,678	3,919,599

Total assets	$6,616,450	$6,816,844

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Liabilities and equity
Current liabilities
Accounts payable
Trade	$188,930	$200,827
Other	27,045	32,125
Accrued liabilities
Compensation	173,600	150,926
Interest	26,158	26,738
Other	232,176	217,278
Dividends payable	18,935	9,680
Income taxes	3,658	31,565
Deferred income	231,435	224,047

Total current liabilities	901,937	893,186

Income taxes	112,088	137,497
Long-term debt	1,760,363	2,352,242
Postretirement medical and life insurance liabilities	163,699	168,322
Pension liabilities	908,110	619,340
Other long-term liabilities	258,228	228,008

Total liabilities	4,104,425	4,398,595

Redeemable noncontrolling interest	—	84,176

Commitments and contingent liabilities (see Note 12)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	617,727	630,316
Retained earnings	7,276,200	6,874,641
Accumulated other comprehensive loss	(595,839)	(365,334)

	7,622,507	7,464,042

Less Treasury stock, 87,381,638 shares and 84,909,612 shares, respectively, at cost	(5,294,616)	(5,300,288)

Total Gannett Co., Inc. shareholders’ equity	2,327,891	2,163,754

Noncontrolling interests	184,134	170,319

Total equity	2,512,025	2,334,073

Total liabilities, redeemable noncontrolling interest and equity	$6,616,450	$6,816,844

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
In thousands of dollars, except per share amounts Fiscal year ended	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Net operating revenues
Publishing advertising	$2,511,025	$2,710,524	$2,888,034
Publishing circulation	1,063,890	1,086,702	1,144,539
Digital	686,471	618,259	586,174
Broadcasting	722,410	769,580	631,085
All other	256,193	253,613	259,771

Total	5,239,989	5,438,678	5,509,603

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	2,961,097	2,980,465	3,230,176
Selling, general and administrative expenses, exclusive of depreciation	1,223,485	1,187,633	1,186,970
Depreciation	165,739	182,514	207,652
Amortization of intangible assets	31,634	31,362	32,983
Facility consolidation and asset impairment charges (see Notes 3 and 4)	27,243	57,009	132,904

Total	4,409,198	4,438,983	4,790,685

Operating income	830,791	999,695	718,918

Non-operating (expense) income
Equity income in unconsolidated investees, net (see Notes 3 and 6)	8,197	19,140	3,927
Interest expense	(173,140)	(172,986)	(175,745)
Other non-operating items	(12,921)	111	22,799

Total	(177,864)	(153,735)	(149,019)

Income before income taxes	652,927	845,960	569,899
Provision for income taxes	152,800	244,013	191,328

Income from continuing operations	500,127	601,947	378,571

(Loss) income from the operation of discontinued operations, net of tax	—	(322)	3,790
Gain on disposal of publishing businesses, net of tax	—	21,195	—

Net income	500,127	622,820	382,361

Net income attributable to noncontrolling interests	(41,379)	(34,619)	(27,091)

Net income attributable to Gannett Co., Inc.	$458,748	$588,201	$355,270

Income from continuing operations attributable to Gannett Co., Inc.	$458,748	$567,328	$351,480

(Loss) income from the operation of discontinued operations, net of tax	—	(322)	3,790
Gain on disposal of publishing businesses, net of tax	—	21,195	—

Net income attributable to Gannett Co., Inc.	$458,748	$588,201	$355,270

Earnings from continuing operations per share—basic	$1.92	$2.38	$1.50

Earnings from discontinued operations
Discontinued operations per share—basic	—	—	0.02
Gain on disposal of publishing businesses per share—basic	—	0.09	—

Net income per share—basic	$1.92	$2.47	$1.52

Earnings from continuing operations per share—diluted	$1.89	$2.35	$1.49

Earnings from discontinued operations
Discontinued operations per share—diluted	—	—	0.02
Gain on disposal of publishing businesses per share—diluted	—	0.08	—

Net income per share—diluted	$1.89	$2.43	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
In thousands of dollars Fiscal year ended	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Cash flows from operating activities
Net income	$500,127	$622,820	$382,361
Adjustments to reconcile net income to operating cash flows:
Debt exchange gain	—	—	(42,746)
Gain on sale of discontinued operations, net of tax	—	(21,195)	—
Depreciation	165,739	183,322	209,826
Amortization of intangible assets	31,634	31,362	32,983
Facility consolidation and asset impairment charges (see Notes 3 and 4)	41,772	57,009	160,939
Stock-based compensation — equity awards	28,003	32,707	25,373
Provision for deferred income taxes	97,500	150,363	54,213
Pension expense, net of pension contributions	(42,330)	(124,864)	(12,563)
Equity income in unconsolidated investees, net (see Notes 3 and 6)	(8,197)	(19,140)	(3,927)
Other, net, including gains on asset sales	(1,639)	(3,996)	14,668
Decrease in trade receivables	33,464	34,909	105,184
Decrease (increase) in other receivables	12,273	(5,182)	26,951
Decrease (increase) in inventories	22,932	(10,434)	56,768
Decrease in accounts payable	(12,614)	(15,199)	(66,765)
Increase (decrease) in interest and taxes payable	(57,173)	(98,270)	64,526
Increase (decrease) in deferred income	4,595	4,745	(50,300)
Change in other assets and liabilities, net	(1,950)	(46,073)	(90,911)

Net cash flow from operating activities	814,136	772,884	866,580

Cash flows from investing activities
Purchase of property, plant and equipment	(72,451)	(69,070)	(67,737)
Payments for acquisitions, net of cash acquired	(23,020)	(15,164)	(9,581)
Payments for investments	(19,406)	(10,984)	(9,674)
Proceeds from investments	52,982	45,478	20,461
Proceeds from sale of certain assets, including discontinued operations in 2010	36,976	112,706	31,908

Net cash (used for) provided by investing activities	(24,919)	62,966	(34,623)

Cash flows from financing activities
Proceeds from (payments of) borrowings under revolving credit facilities	14,000	(1,160,000)	(526,000)
Proceeds from issuance of long-term debt	—	493,743	492,618
Payments of unsecured floating rate term loan	(180,000)	—	—
Payments of unsecured fixed rate notes and other indebtedness	(433,432)	(50,000)	(680,505)
Dividends paid	(47,946)	(38,216)	(119,328)
Cost of common shares repurchased	(53,037)	—	—
Proceeds from issuance of common stock upon exercise of stock options	3,609	3,214	402
Repurchase of and distributions to noncontrolling membership interests	(108,691)	—	—

Net cash used for financing activities	(805,497)	(751,259)	(832,813)

Effect of currency exchange rate change	192	(372)	702

Increase (decrease) in cash and cash equivalents	(16,088)	84,219	(154)
Balance of cash and cash equivalents at beginning of year	183,014	98,795	98,949

Balance of cash and cash equivalents at end of year	$166,926	$183,014	$98,795

The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.

CONSOLIDATED STATEMENTS OF EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Gannett Co., Inc. Shareholders’ Equity
In thousands of dollars Fiscal years ended December 27, 2009, December 26, 2010, and December 25, 2011	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance: Dec. 28, 2008	$324,419	$743,199	$6,006,753	$(469,252)	$(5,549,237)	$118,806	$1,174,688

Net income, 2009			355,270			27,091	382,361
Redeemable noncontrolling interest accretion						(5,463)	(5,463)
Foreign currency translation adjustment				60,934			60,934
Interest rate swap				5,075			5,075
Pension and other postretirement benefit liability adjustment, net of tax provision of $74,051				84,355			84,355
Other				2,056		3,116	5,172

Total comprehensive income							532,434

Dividends declared, 2009:
$0.16 per share			(37,437)				(37,437)
Stock options exercised		(678)			986		308
Stock-based compensation		25,373					25,373
401(k) match		(139,919)			185,444		45,525
Tax benefit derived from stock awards settled		94					94
Other treasury stock activity		1,645			4,845		6,490

Balance: Dec. 27, 2009	$324,419	$629,714	$6,324,586	$(316,832)	$(5,357,962)	$143,550	$1,747,475

Net income, 2010			588,201			34,619	622,820
Redeemable noncontrolling interest accretion						(5,872)	(5,872)
Foreign currency translation adjustment				(21,527)			(21,527)
Pension and other postretirement benefit liability adjustment, net of tax benefit of $17,606				(27,280)			(27,280)
Other				305		(2,793)	(2,488)

Total comprehensive income							565,653

Dividends declared, 2010:
$0.16 per share			(38,146)				(38,146)
Acquisitions/dispositions						815	815
Stock options exercised		(6,153)			8,131		1,978
Stock-based compensation		32,707					32,707
401(k) match		(22,227)			45,094		22,867
Tax benefit derived from stock awards settled		1,236					1,236
Other treasury stock activity		(4,961)			4,449		(512)

Balance: Dec. 26, 2010	$324,419	$630,316	$6,874,641	$(365,334)	$(5,300,288)	$170,319	$2,334,073

Net income, 2011			458,748			41,379	500,127
Redeemable noncontrolling interest accretion						(973)	(973)
Foreign currency translation adjustment				5,342			5,342
Pension and other postretirement benefit liability adjustment, net of tax benefit of $140,182				(233,490)			(233,490)
Other				(2,357)		(3,112)	(5,469)

Total comprehensive income							265,537

Dividends declared, 2011:
$0.24 per share			(57,189)				(57,189)
Distributions to noncontrolling membership shareholders						(23,542)	(23,542)
Treasury stock acquired					(53,037)		(53,037)
Stock options exercised		(7,294)			9,646		2,352
Stock-based compensation		28,003					28,003
401(k) match		(24,714)			41,341		16,627
Tax benefit derived from stock awards settled		1,257					1,257
Other treasury stock activity		(9,841)			7,722	63	(2,056)

Balance: Dec. 25, 2011	$324,419	$617,727	$7,276,200	$(595,839)	$(5,294,616)	$184,134	$2,512,025

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2011 fiscal year ended on Dec. 25, 2011, and encompassed a 52-week period. The company’s 2010 and 2009 fiscal years also encompassed 52-week periods.

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

Segment presentation: The digital segment includes results from CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover. The digital segment and the digital revenues line do not include online/digital revenues generated by web sites that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.

Noncontrolling interests presentation: Noncontrolling interests is presented as a component of equity on the Consolidated Balance Sheet. This balance primarily relates to the noncontrolling owners of CareerBuilder, LLC (CareerBuilder). Redeemable non-controlling interest in the mezzanine section of the balance sheet represented redeemable stock held by a noncontrolling owner in CareerBuilder. During the first quarter of 2011, CareerBuilder repurchased this membership interest. As a result, Gannett’s ownership percentage increased from 50.8% to 52.9%. Net income in the Consolidated Statements of Income reflects 100% of CareerBuilder results as the company holds the controlling interest. Net income is subsequently adjusted to remove the noncontrolling interest to arrive at Net income attributable to Gannett Co., Inc.

Reclassification of certain items within the Consolidated Statements of Cash Flows: Certain amounts in the Consolidated Statements of Cash Flows in prior years have been reclassified to conform to current year presentation.

Operating agencies: The company’s publishing subsidiary in Detroit participates in a joint operating agency. The joint operating agency performs the production, sales and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit joint operating agency are fully consolidated along with a charge for the noncontrolling partner’s share of profits.

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

Valuation of long-lived assets: In accordance with the requirements included within ASC Topic 350, “Intangibles—Goodwill and Other” (ASC Topic 350) and Topic 360, “Property, Plant, and Equipment” (ASC Topic 360), the company evaluates the carrying value of long-lived assets (mostly property, plant and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, three to 30 years. Changes in the estimated useful life of an asset, which could happen as a result of facility consolidations, can affect depreciation expense and net income. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.

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

Investments and other assets: Investments where the company does have significant influence are recorded under the equity method of accounting. See Note 6 for further discussion, including impairment charges related to certain of these investments.

Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 25, 2011 and Dec. 26, 2010, such investments totaled approximately $2 million and $16 million, respectively. As described in Note 3, the company recognized impairment charges in 2011 related to such investments.

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

Revenue recognition: The company’s revenues include amounts charged to customers for: space purchased in the company’s newspapers, digital ads placed on its web sites, advertising and marketing service fees, commercial printing, and advertising broadcast on the company’s television stations. Publishing revenues also include circulation revenues for newspapers purchased by readers or distributors, reduced by the amount of discounts taken. Broadcast revenues include revenues from the retransmission of the company’s television signals on satellite and cable networks. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on web sites or broadcast. Revenues for marketing services are generally recognized as ads or services delivered. Commercial printing revenues are recognized when the product is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Broadcasting retransmission fees are recognized over the contract period based on a negotiated fee per subscriber.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multi-employer Plans (Subtopic 715-80). ASU 2011-09 is intended to provide more information about an employer’s financial obligations to multi-employer pension plans. The guidance does not change the current recognition and measurement guidance for an employer’s participation in a multi-employer pension plan. The company adopted the provisions of ASU 2011-09 in the fourth quarter of 2011 and the related disclosures can be found in Note 8.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). Under ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The company early adopted this provision and the adoption of ASU 2011-08 did not have a significant impact on the company’s consolidated financial statements.

NOTE 2

Acquisitions, investments and dispositions

2011: In early January 2011, the company completed the acquisition of Reviewed.com, a group of 12 product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Its operations have been expanded to include other household items and consumer services.

In May 2011, CareerBuilder acquired JobsCentral, a leading job board in Singapore that also has a fast-growing presence in Malaysia.

In June 2011, the company acquired Nutrition Dimension which provides continuing education, certification and review programs and other educational content for nutrition, fitness and training professionals.

In August 2011, the company acquired US PRESSWIRE, the global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcast properties.

In September 2011, CareerBuilder acquired JobScout24, a leading job board in Germany.

In November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and TV outlets.

In November 2011, the company purchased a minority stake in ShopCo Holdings, LLC. ShopCo provides a common online shopping platform which allows advertisers to reach consumers in order to assist them in making informed purchasing decisions.

Total cash paid in 2011 for business acquisitions and investments was $23.0 million and $19.4 million, respectively.

2010: In March 2010, CareerBuilder purchased CareerSite.biz in the U.K. which operates two online recruitment niche sites focusing on nursing and rail workers as well as a successful virtual career fair business.

In October 2010, the company purchased a minority stake in Ongo Inc. Ongo is a personal news service that gives consumers a new way to read, discover and share digital news and information from multiple titles.

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

	September 30,	September 30,
In thousands of dollars	2010	2009
Revenues	$32,710	$103,390
Pretax (loss)/income	(758)	6,262
Net (loss)/income	(322)	3,790
Gains (after tax)	21,195	—

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

NOTE 3

Facility consolidation and asset impairment charges

Facility consolidation plans led the company to recognize charges associated with revising the useful lives of certain assets over a shortened period as well as shutdown costs. Difficult business conditions have required the company to perform impairment tests on certain assets including goodwill, other intangible assets and other long-lived assets. As a result, the company recorded non-cash impairment charges to reduce the book value of certain of those assets. In addition, an impairment charge was taken to reduce the value of certain publishing assets sold in 2009 to fair value less costs to sell. The company also recorded impairment charges for certain minority-owned investments accounted for under the equity- or cost-methods.

A summary of these charges by year is presented below:

	September 30,	September 30,	September 30,
	2011
In millions except per share amounts	Pre-Tax Amount	After-Tax Amount (a)	Per Share Amount
Facility consolidation and asset impairment charges
Property, plant and equipment:
Publishing	$17	$10	$0.04

Total property, plant and equipment	17	10	0.04

Other:
Publishing	10	7	0.03

Total other	10	7	0.03

Total asset impairment and other charges against operations	$27	$18	$0.07

Non-operating charges:
Equity method investments	16	10	0.04
Other investments	15	9	0.04

Total charges	$58	$36	$0.15

(a)	Total amounts may not sum due to rounding.

	September 30,	September 30,	September 30,
	2010
In millions except per share amounts	Pre-Tax Amount	After-Tax Amount (a)	Per Share Amount(a)
Facilities consolidation and asset impairment charges
Goodwill:
Digital	$11	$11	$0.04

Total goodwill	11	11	0.04

Other intangible assets:
Publishing	17	12	0.05
Digital	2	1	—

Total other intangible assets	19	13	0.06

Property, plant and equipment:
Publishing	15	9	0.04
Broadcasting	4	2	0.01

Total property, plant and equipment	19	12	0.05

Other:
Publishing	3	2	0.01
Broadcasting	5	3	0.01

Total other	8	5	0.02

Total asset impairment and other charges against operations	$57	$41	$0.17

Non-operating charges:
Equity method investments	3	2	0.01

Total charges	$60	$43	$0.18

(a)	Total amounts may not sum due to rounding.

	September 30,	September 30,	September 30,
	2009
In millions except per share amounts	Pre-Tax Amount	After-Tax Amount (a)	Per Share Amount
Facilities consolidation and asset impairment charges
Goodwill:
Publishing	$17	$10	$0.04
Digital	16	16	0.07

Total goodwill	33	26	0.11

Other intangible assets:
Digital	9	5	0.02

Total other intangible assets	9	5	0.02

Property, plant and equipment:
Publishing	76	47	0.20
Broadcasting	3	2	0.01

Total property, plant and equipment	79	50	0.21

Other:
Publishing	7	4	0.02
Broadcasting	5	3	0.01

Total other	12	7	0.03

Total asset impairment and other charges against operations	$133	$88	$0.37

Non-operating charges:
Publishing assets sold	28	24	0.10
Equity method investments	9	7	0.03

Total charges	$170	$119	$0.50

(a)	Total amounts may not sum due to rounding.

2011: The carrying values of property, plant and equipment at certain publishing businesses were evaluated in 2011 due to facility consolidation efforts and changes in expected useful lives. The company revised the useful lives of certain assets, which were taken out of service or for which management has committed to a plan to discontinue use in the near future, in order to reflect the use of those assets over a shortened useful life. As a result of the evaluation, the company recorded pre-tax charges of $17 million in 2011. Deferred tax benefits were recognized for these charges and the after-tax impact was $10 million or $.04 per share. The company expects that it will incur $15 million of accelerated depreciation in 2012 associated with shortening the useful lives of production equipment.

The $10 million of charges in the “Other” category include shut down costs of certain publishing assets. Deferred tax benefits were recognized for these charges and therefore the after-tax impact was $7 million or $.03 per share.

In 2011, the carrying value of several investments for which the company owns a noncontrolling interest were written down to fair value because the business underlying the investments had experienced significant and sustained operating losses, leading the company to conclude that the investments were other than temporarily impaired. The investment carrying value adjustment totaled $30 million pre-tax and $18 million on an after-tax basis, or $.08 per share.

2010: The goodwill impairment charge results from the application of the impairment testing provisions included within the goodwill subtopic of ASC Topic 350. Because of difficult business conditions, testing for one reporting unit was updated during the third quarter of 2010 and for all reporting units on Dec. 26, 2010, in connection with the required annual impairment test of goodwill and indefinite lived intangibles. For one of the stand-alone businesses in the digital segment, a potential impairment was indicated. The fair value of the reporting unit was determined based on a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within the reporting unit. The implied value of goodwill was less than the carrying value by $11 million and therefore an impairment charge in this amount was taken. There was no tax benefit recognized related to the impairment charge since the recorded goodwill was not currently deductible as it arose from a stock purchase transaction. Therefore, the after-tax effect of the goodwill impairment was $11 million or $.04 per share.

The impairment charge of $19 million for other intangible assets, principally a masthead, was required because revenue results from the underlying business had softened from what was expected at the time the assets were last valued. Fair value was determined using a relief-from-royalty method. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the total after-tax impact was $13 million or $.06 per share.

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

2009: The goodwill impairment charges result from the application of the impairment testing provisions included within the goodwill subtopic of ASC Topic 350. Because of difficult business conditions due to the economy, testing for certain reporting units was updated during the second quarter of 2009 and for all reporting units on Dec. 27, 2009, in connection with the required annual impairment test of goodwill and indefinite-lived intangibles. For one of the stand-alone business reporting units in the publishing segment and one in the digital segment, a potential impairment was indicated. The fair value of the reporting units was determined based on a multiple of earnings technique and/or a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within these reporting units. The implied value of goodwill for these reporting units was less than the carrying amount by $33 million and therefore impairment charges in this amount were taken. Deferred tax benefits were recognized for the publishing charge only and therefore the after-tax effect of the total goodwill impairment charge was $26 million or $.11 per share.

The impairment charge of $9 million for other intangible assets, principally customer relationships and a trade name, was required because revenue results from the underlying business had softened from what was expected at the time these assets were last valued. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350. Deferred tax benefits have been recognized for these intangible asset impairment charges and therefore the total after-tax impact was $5 million or $.02 per share.

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

Goodwill impairment tests completed in 2011 indicated no impairment. As discussed in Note 3, the company performed interim and year-end impairment tests on its goodwill and other intangible assets during 2010 and, as a result, recorded non-cash impairment charges totaling $30 million. The charges in 2010 included goodwill and other intangibles for the Digital segment of $11 million and $2 million, respectively, and $17 million for other intangibles for the Publishing segment (for a publication masthead in the U.K.).

During 2009, the company recorded non-cash impairment charges totaling $42 million. The charges in 2009 included goodwill and other intangibles for the Digital segment of $16 million and $9 million, respectively, and $17 million for goodwill for the Publishing segment.

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 25, 2011, and Dec. 26, 2010.

	September 30,	September 30,	September 30,
In thousands of dollars	Gross	Accumulated Amortization	Net
Dec. 25, 2011
Goodwill	$2,864,885	$—	$2,864,885
Indefinite-lived intangibles:
Mastheads and trade names	93,163	—	93,163
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	298,437	169,499	128,938
Other	43,624	18,834	24,790

Total	$3,555,413	$188,333	$3,367,080

Dec. 26, 2010
Goodwill	$2,836,960	$—	$2,836,960
Indefinite-lived intangibles:
Mastheads and trade names	92,673	—	92,673
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	311,646	166,068	145,578
Other	56,628	31,386	25,242

Total	$3,553,211	$197,454	$3,355,757

Amortization expense was approximately $31.6 million in 2011 and $31.4 million in 2010. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include internally developed technology, patents and amortizable trade names and were assigned lives of between four and 21 years and are amortized on a straight-line basis.

Annual amortization expense relating to the amortizable intangibles is expected to be approximately $31 million in 2012 and gradually decline to $14 million in 2016 assuming no acquisitions or dispositions.

The following table shows the changes in the carrying amount of goodwill during 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
In thousands of dollars	Publishing	Digital	Broadcasting	Total
Goodwill
Gross balance at Dec. 27, 2009	$7,692,437	$670,976	$1,618,429	$9,981,842
Accumulated impairment losses	(7,101,595)	(26,000)	—	(7,127,595)

Net balance at Dec. 27, 2009	$590,842	$644,976	$1,618,429	$2,854,247

Acquisitions & adjustments	1,476	10,072	—	11,548
Impairment	—	(10,603)	—	(10,603)
Dispositions	(5,927)	—	—	(5,927)
Foreign currency exchange rate changes	(6,918)	(5,521)	134	(12,305)

Balance at Dec. 26, 2010	$579,473	$638,924	$1,618,563	$2,836,960

Gross balance at Dec. 26, 2010	7,599,030	675,527	1,618,563	9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)

Net balance at Dec. 26, 2010	$579,473	$638,924	$1,618,563	$2,836,960

Acquisitions & adjustments	11,215	17,500	—	28,715
Foreign currency exchange rate changes	1,789	(2,538)	(41)	(790)

Balance at Dec. 25, 2011	$592,477	$653,886	$1,618,522	$2,864,885

Gross balance at Dec. 25, 2011	7,643,255	680,489	1,618,522	9,942,266
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)

Net balance at Dec. 25, 2011	$592,477	$653,886	$1,618,522	$2,864,885

NOTE 5

Supplemental cash flows information

Cash paid in 2011, 2010 and 2009 for income taxes and for interest (net of amounts capitalized) was as follows:

	September 30,	September 30,	September 30,
In thousands of dollars	2011	2010	2009
Income taxes	$135,051	$195,253	$78,856
Interest	$161,960	$171,537	$177,899

Interest in the amount of $477,000 and $216,000 was capitalized in 2010 and 2009, respectively. No interest was capitalized for 2011.

Included in Repurchase of and distributions to noncontrolling membership interests on the Consolidated Statement of Cash Flows is $16 million of unpaid distributions as of year-end. These funds are in restricted cash for this purpose and classified within Investments and other assets, net on the Consolidated Balance Sheet at Dec. 25, 2011. Other long-term liabilities on the Consolidated Balance Sheet at Dec. 25, 2011 include a liability for this amount.

NOTE 6

Investments

The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

September 30,
% Owned
ShopCo Holdings, LLC	12.50%
Ponderay Newsprint Company	13.50%
Pearl, LLC	16.20%
Garnet Media	18.10%
California Newspapers Partnership	19.49%
Cozi	19.90%
4INFO	23.25%
Classified Ventures	23.60%
QuadrantONE	25.00%
Livestream	26.60%
Homefinder.com	33.33%
Topix	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
Detroit Weekend Direct	50.00%
Tucson Newspaper Partnership	50.00%

The aggregate carrying value of equity investments at Dec. 25, 2011, was $133 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments. The aggregate amount of pretax earnings recorded by the company for its investments accounted for under the equity method was $8.2 million, $19.1 million, and $3.9 million for 2011, 2010, and 2009, respectively. Dividends received from the investees were $42.9 million, $51.8 million and $23.0 million in 2011, 2010, and 2009, respectively.

The company’s net equity income in unconsolidated investees for 2011, 2010 and 2009 included $16 million, $3 million and $9 million, respectively, of impairment charges related to certain digital business investments.

The company also recorded revenue related to CareerBuilder (fully consolidated since Sept. 1, 2008) and Classified Ventures products for online advertisements placed on its publishing affiliated web sites. Such amounts totaled approximately $154 million for 2011, $142 million for 2010 and $135 million for 2009. These revenues are recorded within Publishing segment advertising revenue.

NOTE 7

Long-term debt

The long-term debt of the company is summarized below:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Unsecured notes bearing fixed rate interest at 5.75% paid June 2011	$—	$433,196
Unsecured floating rate term loan paid July 2011	—	180,000
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	306,534	306,397
Borrowings under revolving credit agreements expiring September 2014	235,000	221,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,609	246,924
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,522	58,007
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	247,995	247,535
Unsecured notes bearing fixed rate interest at 10% due April 2016	169,775	165,950
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,168	246,830
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,760	246,403

Total long-term debt	$1,760,363	$2,352,242

Total average debt outstanding in 2011 and 2010 was $2.1 billion and $2.7 billion, respectively. The weighted average interest rate on all debt was 7.4% for 2011 and 6.0% for 2010.

On December 25, 2011, the company had unused borrowing capacity of $1.40 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the company’s total leverage ratio.

During 2010 and 2009, the company completed a series of financing transactions which improved its debt maturity profile.

In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 – 103.563%, 2015 – 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit agreements and term loan.

In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.63 billion through March 15, 2012 and total extended commitments from March 15, 2012 to Sept. 30, 2014 will be $1.14 billion.

In October 2009, the company completed a private placement offering of $250 million in aggregate principal amount of 8.750% senior notes due 2014 and $250 million in aggregate principal amount of 9.375% senior notes due 2017. The 2014 notes were priced at 98.465% of face value, resulting in a yield to maturity of 9.l25%. The 2017 notes were priced at 98.582% of face value, resulting in a yield to maturity of 9.625%. On or after November 15, 2013, the 2017 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2017 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on November 15 of the following years: 2013 – 104.688%, 2014 – 102.344% and 2015 and thereafter 100.000%. The company used the net proceeds from the offering to partially repay borrowings outstanding under its revolving credit agreements and term loan.

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

The notes issued during 2010 and 2009 with maturity dates in 2014 and thereafter were made available in private offerings that were exempt from the registration requirements of the Securities Act of 1933. These notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit and term loan agreements discussed more fully below.

The company’s three revolving credit agreements require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 25, 2011, the senior leverage ratio was 1.67x.

Until March 15, 2012, commitment fees for the revolving credit agreements may range from 0.125% to 0.25% depending on credit ratings for the company’s senior unsecured debt from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P). The rate currently in effect is 0.25%. After March 15, 2012, commitment fees will equal 0.50% of the undrawn commitments. In addition, the company pays a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranges from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts. At the current leverage ratio, the additional fee is 25 basis points for undrawn amounts but 0 basis points for drawn amounts. No extension fees are payable after March 15, 2012 on either drawn or undrawn amounts.

Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. Until March 15, 2012, the applicable margin for such borrowings ranges from 1.00% to 2.25% depending on credit ratings. At its current ratings the company will pay an applicable margin of 2.25% under each of the revolving credit agreements. After March 15, 2012, the applicable margin will be determined based on the company’s leverage ratio but will differ between Eurodollar base rate loans and loans based on the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. For borrowings at a margin above the Eurodollar base rate, the margin will vary from 2.00% to 3.25%. For borrowings at a margin above the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, the margin will vary from 1.00% to 2.25%. At its current leverage ratios, the company anticipates that the applicable margins will be 2.25% and 1.25%, respectively, when the new pricing takes effect.

In connection with each of its three revolving credit agreements and its then outstanding loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes due 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and the term loan.

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

As of Dec. 25, 2011, the company had $235 million of borrowings under its revolving credit agreements. The maximum amount outstanding at the end of any period during 2011 and 2010 was $0.5 billion and $1.3 billion, respectively. The daily average outstanding balance of the revolving credit agreements during 2011 and 2010 was $257 million and $852 million, respectively. The weighted average interest rate for 2011 and 2010 was 2.6%.

During the first quarter of 2009, the company repurchased $68.8 million in principal amount of its floating rate notes due in May 2009 in privately negotiated transactions at a discount. In connection with these transactions, the company recorded a gain of approximately $1.1 million which is classified in “Other non-operating items” in the Statement of Income. This gain is net of $0.6 million reclassified from accumulated other comprehensive loss for related interest rate swap agreements.

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

The following schedule of annual maturities of long-term debt assumes the company uses available capacity under its revolving credit agreements to refinance the unsecured fixed rate notes due in 2012. Based on this refinancing assumption, all of the obligations are reflected as maturities for 2014 and beyond.

September 30,
In thousands of dollars
2012 (1)	$—
2013	—
2014 (2)	789,143
2015	307,517
2016	169,775
2017	247,168
2018	246,760

Total	$1,760,363

(1)	Notes due of $307 million in 2012 are assumed to be repaid with funds from revolving credit agreements.

(2)	Notes due of $247 million plus $542 million deemed due under the revolving credit agreements.

Notwithstanding the assumptions used in the table above, the company’s debt maturities may also be repaid with cash flow from operating activities or by accessing capital markets or a combination of both.

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $1.9 billion and $2.5 billion at Dec. 25, 2011 and Dec. 26, 2010, respectively.

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

The disclosure tables below also include the assets and obligations of the Newsquest Pension Scheme in the U.K., Newspaper Guild of Detroit Pension Plan, the Gannett Supplemental Retirement Plan (SERP) and a frozen plan for the company’s Board of Directors. The company uses a Dec. 31 measurement date for its retirement plans.

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

Effective Aug. 1, 2008, most participants whose benefits were frozen under the GRP and, if applicable, the SERP received higher matching contributions under the 401(k) Plan. The matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of contributed compensation. The company also makes additional employer contributions to the 401(k) Plan on behalf of certain long-service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules.

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

In October 2010, after discussion with its pension plan trustees and employees, the decision was made to freeze its Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expense and funding volatility and was part of a package of measures to address the plan’s deficit. The company recognized a pre-tax curtailment gain of $3.3 million in 2010 in connection with this closure.

The company’s pension costs, which include costs for its qualified, non-qualified and union plans, are presented in the following table:

	September 30,	September 30,	September 30,
In thousands of dollars	2011	2010	2009
Service cost—benefits earned during the period	$7,833	$14,829	$14,439
Interest cost on benefit obligation	171,339	176,738	178,646
Expected return on plan assets	(211,659)	(191,614)	(171,472)
Amortization of prior service costs	.7,580	6,731	1,641
Amortization of actuarial loss	37,901	46,870	48,541

Pension expense for company-sponsored retirement plans	12,994	53,554	71,795
Curtailment gains	—	(3,840)	—
Settlement and special termination benefit charge/(credit)	1,068	—	(39,159)
Union and other pension cost	4,426	3,990	5,146

Total pension cost (benefit)	$18,488	$53,704	$37,782

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Change in benefit obligations
Benefit obligations at beginning of year	$3,217,877	$3,088,364
Service cost	7,833	14,829
Interest cost	171,339	176,738
Plan amendments	1,297	—
Plan participants’ contributions	3,885	7,595
Actuarial loss	182,789	189,382
Foreign currency translation	5,740	(24,259)
Gross benefits paid	(240,334)	(218,362)
Special termination benefit	1,068	—
Curtailments	—	(16,410)
Benefit obligations at end of year	$3,351,494	$3,217,877

Change in plan assets
Fair value of plan assets at beginning of year	$2,588,728	$2,375,767
Actual return on plan assets	(6,537)	269,263
Plan participants’ contributions	3,885	7,595
Employer contributions	56,392	174,578
Gross benefits paid	(240,334)	(218,362)
Foreign currency translation	6,634	(20,113)
Fair value of plan assets at end of year	$2,408,768	$2,588,728

Funded status at end of year	$(942,726)	$(629,149)

Amounts recognized in Consolidated Balance Sheets
Long-term other assets	$—	$4,140
Accrued benefit cost—current	$(34,616)	$(13,949)
Accrued benefit cost—long-term	$(908,110)	$(619,340)

The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 25, 2011, is as follows:

	September 30,	September 30,	September 30,
In thousands of dollars	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,775,478	$2,335,648	$(560,170)
SERP	—	215,646	(215,646)
Newsquest	560,642	713,969	(153,327)
All other	72,648	86,231	(13,583)

Total	$2,408,768	$3,351,494	$(942,726)

The accumulated benefit obligation for all defined benefit pension plans was $3.32 billion and $3.19 billion at Dec. 25, 2011 and Dec. 26, 2010, respectively.

Net actuarial losses recognized in accumulated other comprehensive loss were $1.53 billion as of Dec. 25, 2011 and $1.17 billion in as of Dec. 26, 2010. Prior service cost recognized in accumulated other comprehensive loss was $69.0 million in 2011 and $75.3 million in 2010.

The actuarial loss and prior service cost amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $53.2 million and $7.7 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2011 consist of the following:

September 30,
In thousands of dollars
Current year actuarial loss	$(400,985)
Amortization of actuarial loss	37,901
Amortization of prior service costs	7,580
Change in prior service costs	(1,297)
Currency loss	(286)

Total	$(357,087)

Pension costs: The following assumptions were used to determine net pension costs:

	September 30,	September 30,	September 30,
	2011	2010	2009
Discount rate	5.49%	5.88%	6.26%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	2.95%	2.88%	2.54%

The expected return on asset assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	September 30,	September 30,
	Dec. 25, 2011	Dec. 26, 2010
Discount rate	4.86%	5.49%
Rate of compensation increase	2.96%	2.95%

The following table presents information for those company retirement plans for which the accumulated benefit obligation exceeds assets:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Accumulated benefit obligation	$3,324,133	$3,123,535
Fair value of plan assets	$2,408,768	$2,514,939

The following table presents information for those company retirement plans for which the projected benefit obligation exceeds assets:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Projected benefit obligation	$3,351,494	$3,148,228
Fair value of plan assets	$2,408,768	$2,514,939

During 2011, the company made contributions of $33 million to the GRP. The company contributed $3.9 million to the U.K. retirement plan in 2011. Early in fiscal year 2012, the company contributed $54 million to the GRP. The company expects to contribute up to an additional $64 million to the GRP during 2012, depending on final actuarial valuation results, and $5 million to the U.K. retirement plan.

Plan assets: The fair value of plan assets was approximately $2.4 billion and $2.6 billion at the end of 2011 and 2010, respectively. The expected long-term rate of return on these assets was 8.75% for 2011, 2010 and 2009. The asset allocation for the GRP at the end of 2011 and 2010, and target allocations for 2012, by asset category, are presented in the table below:

	September 30,	September 30,	September 30,
	Target Allocation	Allocation of Plan Assets
	2012	2011	2010
Equity securities	47%	46%	42%
Debt securities	35	39	44
Other	18	15	14

Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 0.4% for 2011, 14.0% for 2010 and 25.6% for 2009.

Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $17 million and $19 million at the end of 2011 and 2010, respectively. The plan received dividends of approximately $248,000 on these shares in 2011.

Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

September 30,
In thousands of dollars
2012	$231,381
2013	$213,052
2014	$219,135
2015	$220,640
2016	$221,693
2017-2021	$1,116,070

Multi-employer plans that provide pension benefits: The company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements (CBA) that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	The company plays no part in the management of plan investments or any other aspect of plan administration.

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the company chooses to stop participating in some of its multi-employer plans, the company may be required to pay those plans an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The company’s participation in these plans for the annual period ended Dec. 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s year-end at Dec. 31, 2011 and Dec. 31, 2010, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

The company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, Gannett’s contribution represented less than 5% of total contributions to the plan.

The company incurred expenses for multi-employer withdrawal liabilities of $30 million, $4 million and $4 million in 2011, 2010, and 2009, respectively. Other long-term liabilities on the Consolidated Balance Sheet as of Dec. 25, 2011 and Dec. 26, 2010 include $42 million and $12 million, respectively, for such withdrawal liabilities. For plans representing $27 million of the total, the actual withdrawal liabilities will not be known until 2013 or 2014 and no payments will be required until such determinations are made. Expenses and liabilities recorded by the company for the plans in 2011 were substantially higher than in previous years. The costs and liabilities recorded in 2011, $27 million, primarily relate to withdrawal liabilities triggered upon the company’s decision in December 2011 to cease production activities at its Cincinnati publishing operations and transition them to a non-Gannett publisher in Columbus, OH. Further withdrawal liabilities of this magnitude are not anticipated in 2012.

Multi-employer Pension Plans

		Zone Status		FIP/RP Status	Contributions
	EIN Number/	Dec. 31,		Pending/	(in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2011	2010	Implemented	2011	2010	2009	Imposed	Dates of CBAs
AFTRA Retirement Plan (a)	13-6414972/001	Green as of Nov. 30, 2010	Green as of Nov. 30 2009	n/a	$896	$858	$842	n/a	5/3/2011 7/13/2012 6/30/2013
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	146	169	186	No	11/8/2010- 2/1/2013
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	280	331	480	No	6/21/2010- 8/31/2013
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	385	392	498	No	11/13/2012
IAM National Pension Plan (a)	51-6031295/002	Green	Green	n/a	308	315	361	n/a	4/30/2013
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Orange	Implemented	1,054	995	1,011	n/a	11/13/2012- 3/13/2013
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2012	Green as of Jan. 31, 2011	n/a	163	166	158	n/a	4/30/2013
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	372	343	308	No	10/1/2012

Total					$3,604	$3,569	$3,844

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

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

Postretirement benefit cost for health care and life insurance included the following components:

	September 30,	September 30,	September 30,
In thousands of dollars	2011	2010	2009
Service cost — benefits earned during the period	$611	$713	$1,405
Interest cost on net benefit obligation	9,205	10,606	13,339
Amortization of prior service credit	(19,510)	(19,377)	(15,689)
Amortization of actuarial loss	5,444	4,949	4,695

Net periodic postretirement (benefit) cost	$(4,250)	$(3,109)	$3,750

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Change in benefit obligations
Net benefit obligations at beginning of year	$191,282	$208,213
Service cost	611	713
Interest cost	9,205	10,606
Plan participants’ contributions	10,896	11,708
Plan amendments	—	(677)
Actuarial gain (loss)	2,482	(6,121)
Gross benefits paid	(32,386)	(35,658)
Federal subsidy on benefits paid	2,041	2,498
Net benefit obligations at end of year	$184,131	$191,282

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	21,490	23,950
Plan participants’ contributions	10,896	11,708
Gross benefits paid	(32,386)	(35,658)
Fair value of plan assets at end of year	$—	$—

Benefit obligation at end of year	$184,131	$191,282

Accrued postretirement benefit cost:
Current	$20,432	$22,960
Noncurrent	$163,699	$168,322

Net actuarial losses recognized in accumulated other comprehensive loss were $30.8 million in 2011 and $33.7 million in 2010. Prior service credits recognized in accumulated other comprehensive loss were $44.1 million as of Dec. 25, 2011 and $63.6 million as of Dec. 26, 2010.

The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $5.3 million and $(19.2) million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for 2011 consist of the following:

September 30,
In thousands of dollars
Current year actuarial loss	$(2,510)
Prior service credit change	—
Amortization of actuarial loss	5,444
Amortization of prior service credit	(19,510)

Total	$(16,576)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	September 30,	September 30,	September 30,
	2011	2010	2009
Discount rate	5.30%	5.80%	6.15%
Health care cost trend on coverage	6.50%	6.50%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2015	2014	2014

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	September 30,	September 30,
	Dec. 25, 2011	Dec. 26, 2010
Discount rate	4.75%	5.30%
Health care cost trend rate assumed for next year	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2015	2014

A 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $7.5 million in the 2011 postretirement benefit obligation and a $0.4 million change in the aggregate service and interest components of the 2011 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

	September 30,	September 30,
In thousands of dollars	Benefit Payments	Subsidy Benefits
2012	$20,431	$2,078
2013	$20,035	$2,057
2014	$19,695	$2,043
2015	$18,887	$2,000
2016	$17,848	$1,953
2017-2021	$73,018	$8,715

The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 10

Income taxes

The provision (benefit) for income taxes on income from continuing operations consists of the following:

	September 30,	September 30,	September 30,
In thousands of dollars 2011	Current	Deferred	Total
Federal	$81,500	$74,600	$156,100
State and other	(800)	30,100	29,300
Foreign	(25,400)	(7,200)	(32,600)

Total	$55,300	$97,500	$152,800

In thousands of dollars 2010	Current	Deferred	Total
Federal	$135,442	$129,829	$265,271
State and other	(51,252)	19,150	(32,102)
Foreign	9,460	1,384	10,844

Total	$93,650	$150,363	$244,013

In thousands of dollars 2009	Current	Deferred	Total
Federal	$90,374	$53,153	$143,527
State and other	23,846	9,920	33,766
Foreign	22,895	(8,860)	14,035

Total	$137,115	$54,213	$191,328

The components of income from continuing operations attributable to Gannett Co., Inc. before income taxes consist of the following:

	September 30,	September 30,	September 30,
In thousands of dollars	2011	2010	2009
Domestic	$530,660	$729,485	$484,316
Foreign	80,888	81,856	58,492

Total	$611,548	$811,341	$542,808

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

	September 30,	September 30,	September 30,
Fiscal year	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Asset impairments	—	0.6	1.4
State/other income taxes net of federal income tax	3.0	3.5	3.5
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(5.4)	(2.7)	(3.3)
Foreign audit settlements	(4.2)	—	—
Permanent stock basis deductions	(1.8)	—	—
Lapse of state statutes of limitations net of federal income tax	(1.6)	(7.2)	(0.7)
Other, net	—	0.9	(0.7)

Effective tax rate	25.0%	30.1%	35.2%

The permanent stock basis deduction is primarily related to the disposal of certain business assets in 2011. An impairment charge for these assets had been recorded in previous years, however no related tax benefit had been taken as the formal disposal of the assets did not occur until 2011.

Absent the effect of facility consolidation, asset impairment and workforce restructuring charges in 2011, 2010 and 2009, certain gains in 2009, the special net tax benefit from the release of certain tax reserves due to audit settlements and the lapse of statutes of limitations for 2011 and 2010, and the special net tax benefit from the permanent stock basis deduction for 2011, the company’s effective tax rate would have been 31.6% for 2011, 33.1% for 2010 and 33.6% for 2009.

In addition to the income tax provision presented above for continuing operations, the company also recorded federal and state income taxes payable on discontinued operations in 2010.

Taxes provided on the earnings from discontinued operations include amounts reclassified from previously reported income tax provisions and totaled $11.7 million for 2010, covering U.S. federal and state income taxes and representing an effective rate of 36%. Also included in discontinued operations for 2010 is a recognized gain of $21.2 million, which is net of tax. Taxes provided on the gains from the disposals totaled approximately $12.2 million for 2010, covering U.S. federal and state income taxes and represent an effective rate of 36%.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2011, 2010 and 2009 are not significant.

Deferred tax liabilities and assets were composed of the following at the end of 2011 and 2010:

	September 30,	September 30,
In thousands of dollars	Dec. 25, 2011	Dec. 26, 2010
Liabilities
Accelerated depreciation	$295,391	$309,477
Accelerated amortization of deductible intangibles	121,679	59,709
Other	29,890	27,600

Total deferred tax liabilities	446,960	396,786

Assets
Accrued compensation costs	97,532	98,005
Pension	346,000	239,120
Postretirement medical and life	71,674	75,607
Federal tax benefits of uncertain state tax positions	43,631	46,856
Partnership investments including impairments	52,344	65,874
Other	67,200	62,963

Total deferred tax assets	678,381	588,425

Total net deferred tax assets	231,421	191,639

Net current deferred tax assets	22,771	21,254

Net long-term deferred tax assets	$208,650	$170,385

Included in total deferred tax assets are valuation allowances of approximately $54 million and $44 million in 2011 and 2010, respectively, primarily related to foreign tax credits available for carry forward to future years and to certain foreign losses.

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

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	September 30,	September 30,
In thousands of dollars Change in unrecognized tax benefits	Dec. 25, 2011	Dec. 26, 2010
Balance at beginning of year	$153,531	$191,715
Additions based on tax positions related to the current year	10,958	20,234
Additions for tax positions of prior years	17,009	24,015
Reductions for tax positions of prior years	(44,155)	(37,869)
Settlements	(15,618)	(3,307)
Reductions due to lapse of statutes of limitations	(11,443)	(41,257)

Balance at end of year	$110,282	$153,531

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $78 million as of Dec. 25, 2011, and $109 million as of Dec. 26, 2010. This amount includes the federal tax benefit of state tax deductions.

Included in the unrecognized tax benefit balance at Dec. 26, 2010 are $11 million of tax positions for which the ultimate deductibility is highly certain but for which there was uncertainty about the timing of such deductibility.

The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense, and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. During 2011, the company recognized income from interest and the release of penalty reserves of $4 million. During 2010, the company recognized income from interest and the release of penalty reserves of $40 million. During 2009, the company recognized interest expense of $3 million. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $35 million and $37 million as of Dec. 25, 2011 and Dec. 26, 2010, respectively.

The company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2009 and 2010 tax years remain subject to examination by the IRS. The 2005 through 2010 tax years generally remain subject to examination by state authorities, and the years 2009 and 2010 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $46 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 11 – SHAREHOLDERS’ EQUITY

Capital stock and earnings per share

The company’s earnings per share (basic and diluted) for 2011, 2010 and 2009 are presented below:

	September 30,	September 30,	September 30,
In thousands, except per share amounts	2011	2010	2009
Net income attributable to Gannett Co., Inc.	$458,748	$588,201	$355,270

Weighted average number of common shares outstanding (basic)	239,228	238,230	233,683
Effect of dilutive securities
Stock options	1,189	1,354	723
Restricted stock	2,147	1,720	1,117
401(k) employer match	204	301	504

Weighted average number of common shares outstanding (diluted)	242,768	241,605	236,027

Earnings per share (basic)	$1.92	$2.47	$1.52
Earnings per share (diluted)	$1.89	$2.43	$1.51

The diluted earnings per share amounts exclude the effects of approximately 18.3 million stock options outstanding for 2011, 19.6 million for 2010 and 22.3 million for 2009, as their inclusion would be antidilutive.

Share repurchase program

In February 2004, the company announced the reactivation of its existing share repurchase program. During 2011, 4.9 million shares were purchased under the program for $53 million. There were no shares purchased under the program in 2010 or 2009. On Feb. 21, 2012, the company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the former repurchase program).

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. While there is no expiration date for the repurchase program, the company’s Board of Directors reviews the share authorization regularly, the last such review having occurred in February 2012. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

Equity-based awards

In May 2001, the company’s shareholders approved the adoption of the Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Executive Compensation Committee of the Board of Directors and was amended and restated as of May 4, 2010 to increase the number of shares reserved for issuance to up to 60.0 million shares of company common stock for awards granted on or after the amendment date. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based and cash-based awards. Awards may be granted to employees of the company and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

During 2011, the company established a performance share plan for senior executives pursuant to which awards were first made with a grant date of Jan.1, 2012. Under this plan, the company may issue shares of company common stock (Performance Shares) to senior executives following the completion of a three-year period beginning on the grant date (Incentive Period). Generally, if an executive remains in continuous employment with the company during the Incentive Period, the number of Performance Shares that an executive will receive will be determined based upon how the company’s total shareholder return (TSR) compares to the TSR of a peer group of media companies during the Incentive Period. By tying the payout of the performance shares to the company’s TSR, executive compensation is aligned with shareholders’ interests. Going forward, long-term equity awards – consisting of performance shares and restricted stock units – will generally be made with a grant date of January 1.

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

The Plan also permits the company to issue stock options. Stock options may be granted as either non-qualified stock options or incentive stock options. Options are granted to purchase common stock of the company at not less than 100% of the fair market value on the day of grant. Options are exercisable at such times and subject to such terms and conditions as the Executive Compensation Committee determines. The Plan restricts the granting of options to any participant in any fiscal year to no more than 1,000,000 shares. Options issued from 1996 through November 2004 have a 10-year exercise period, and options issued in December 2004 and thereafter have an eight-year exercise period. Options generally become exercisable at 25% per year. The company discontinued annual stock option grants to senior executives in connection with the adoption of the performance share plan.

The company issued stock options to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as long-term awards. Meeting fees paid as stock options fully vest upon grant. Retainers paid in the form of stock options vest in equal quarterly installments over one year. Long-term stock option awards vest in equal annual installments over four years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2011, 2010 and 2009, members of the Board of Directors were awarded 61,897, 72,681 and 144,667 shares, respectively, of stock options as part of their compensation plan.

The company also issued restricted stock to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as annual long-term awards. Meeting fees paid as restricted stock fully vest upon grant. Retainers paid in the form of restricted shares vest in equal quarterly installments over one year. Long-term awards vest in equal monthly installments over three years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2011, 2010 and 2009, members of the Board of Directors were awarded 27,523 shares, 21,062 shares and 95,543 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.

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

Expected dividend – The dividend assumption is based on the company’s expectations about its dividend policy on the date of grant.

Risk-free interest rate – The company bases the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.

Estimated forfeitures – When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The following assumptions were used to estimate the fair value of option awards:

	September 30,	September 30,	September 30,
	2011	2010	2009
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	62.46 - 64.39%	59.41 - 62.24%	38.67 - 59.18%
Weighted average volatility	62.54%	61.01%	48.73%
Risk-free interest rates	0.87 - 2.21%	1.51 - 2.65%	1.97 - 2.63%
Expected dividend yield	1.00 - 2.00%	1.00%	1.00 - 2.20%
Weighted average expected dividend	1.06%	1.00%	1.20%

The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards:

	September 30,	September 30,	September 30,
In thousands, except per share amounts	2011	2010	2009
Stock options and other	$15,135	$18,810	$12,578
Restricted stock and RSUs	12,868	13,897	12,795

Total stock-based compensation	28,003	32,707	25,373
Income tax benefit	10,641	12,429	9,641

Stock-based compensation, net of tax	$17,362	$20,278	$15,732

Per diluted share impact	$.07	$.08	$.07

As of Dec. 25, 2011, there was $9.8 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 2.7 years.

During 2011, options for 496,749 shares of common stock were exercised from which the company received $2.4 million of cash. The intrinsic value of the options exercised was approximately $3.9 million. The actual tax benefit realized from the option exercises was $1.3 million.

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

Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the company’s stock-option awards is presented below:

	September 30,	September 30,	September 30,	September 30,
2011 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	23,649,290	$52.08	3.9	$28,819,223
Granted	1,333,597	$15.79
Exercised	(496,749)	$5.71
Canceled/Expired	(4,145,847)	$67.61
Outstanding at end of year	20,340,291	$47.66	3.5	$17,184,761
Options exercisable at year end	15,857,692	$57.26	2.7	$10,644,474

Weighted average grant date fair value of options granted during the year	$7.63

	September 30,	September 30,	September 30,	September 30,
2010 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	25,243,251	$58.68	4.1	$33,560,103
Granted	3,451,481	$15.23
Exercised	(332,060)	$6.00
Canceled/Expired	(4,713,382)	$63.70
Outstanding at end of year	23,649,290	$52.08	3.9	$28,819,223
Options exercisable at year end	17,075,622	$66.48	2.8	$8,698,148

Weighted average grant date fair value of options granted during the year	$7.22

	September 30,	September 30,	September 30,	September 30,
2009 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	27,106,695	$66.58	4.3	$68,360
Granted	3,171,867	$8.00
Exercised	(44,250)	$7.53
Canceled/Expired	(4,991,061)	$69.83
Outstanding at end of year	25,243,251	$58.68	4.1	$33,560,103
Options exercisable at year end	19,788,317	$69.76	3.3	$3,662,795

Weighted average grant date fair value of options granted during the year	$3.41

As of Dec. 25, 2011, there was $23.1 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.7 years.

A summary of restricted stock and RSU awards is presented below:

	September 30,	September 30,
2011 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	4,421,437	$12.19
Granted	175,023	$13.21
Settled	(469,634)	$33.51
Canceled	(395,793)	$11.94

Outstanding and unvested at end of year	3,731,033	$10.73

2010 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	3,293,293	$13.62
Granted	1,934,351	$14.91
Settled	(490,716)	$31.94
Canceled	(315,491)	$12.97

Outstanding and unvested at end of year	4,421,437	$12.19

2009 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	2,241,190	$19.47
Granted	1,714,633	$11.63
Settled	(445,084)	$30.67
Canceled	(217,446)	$23.35

Outstanding and unvested at end of year	3,293,293	$13.62

401(k) savings plan

Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the 401(k) Savings Plan (the Plan). Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.

On Aug. 1, 2008, the company approved amendments to its principal domestic retirement plans and to its 401(k) plan. For most participants, the 401(k) plan matching formula was changed to 100% of the first 5% of employee contributions. Prior to this change, the company generally matched 50% of the first 6% of employee contributions. The company also now makes additional 401(k) employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $49.6 million in 2011, $46.0 million in 2010, and $59.8 million in 2009. In 2011, 2010 and 2009, the company’s 401(k) match was settled with a combination of cash and treasury shares.

Accumulated other comprehensive income (loss)

The elements of the company’s Accumulated Other Comprehensive Loss consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities – a reduction of equity of $996 million at Dec. 25, 2011, and $762 million at Dec. 26, 2010; foreign currency translation gains – an increase of equity of $400 million at Dec. 25, 2011, and $395 million at Dec. 26, 2010; and all other – no increase at Dec. 25, 2011, and $2 million increase at Dec. 26, 2010.

NOTE 12

Commitments, contingent liabilities and other matters

Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company does not believe that any material liability will be imposed as a result of these matters.

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:

September 30,
In thousands of dollars
2012	$49,146
2013	41,991
2014	36,643
2015	30,351
2016	25,102
Later years	69,632

Total	$252,865

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $7.4 million. Total rental costs reflected in continuing operations were $63 million in 2011, $72 million in 2010 and $66 million in 2009.

Program broadcast contracts: The company has $81 million of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years.

Purchase obligations: The company has commitments under purchasing obligations totaling $230 million related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 25, 2011, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $230 million.

Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $120 million at the end of 2011 and $142 million at the end of 2010.

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

The Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, has been notified by the U.S. EPA that it has been identified as a PRP for the investigation and remediation of a plume of groundwater contamination in downtown Montgomery, AL. The Advertiser Company understands that, while the EPA’s investigation of this urban area is ongoing, at this stage of the process only The Advertiser Company and one other party have received notice of potential responsibility; however, it is possible that other PRPs may be identified as the EPA’s investigation continues. The Advertiser Company, which ceased printing in downtown Montgomery in 1997, is currently investigating whether its former operations had a connection with the site. At this point in the investigation, incomplete information is available about the site, other PRPs and what potential further investigation and remediation action may be required. Accordingly, the future costs of any potential remediation action and The Advertiser Company’s share of such costs, if any, cannot yet be determined.

In connection with certain business acquisitions, the company is contingently liable for earnout payments to previous owners, depending upon the achievement of certain financial and performance metrics. During 2011, the company paid $1.6 million as the result of acquisitions.

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

The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

Company Owned Assets

In thousands of dollars

Fair value measurement as of Dec. 25, 2011

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$17,224	$—	$—	$17,224
Sundry investments	26,162	—	—	26,162

Total Assets	$43,386	$—	$—	$43,386

Liabilities:
Contingent consideration payable	$—	$—	$15,808	$15,808

Total Liabilities	$—	$—	$15,808	$15,808

Under certain acquisition agreements entered into during 2011, the company has agreed to pay the sellers earn-outs based on the financial performance of the businesses acquired. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred, using a discount rate commensurate with the risks associated with the cash flows. The company recognized a credit to expense of $3.8 million in its results for the year-ended December 25, 2011 related to the updating of the fair value measurement of its contingent considerations.

In thousands of dollars

Fair value measurement as of Dec. 26, 2010

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$15,976	$—	$—	$15,976
Sundry investments	26,902	—	—	26,902

Total Assets	$42,878	$—	$—	$42,878

During the second quarter of 2010, the company sold auction rate securities held by CareerBuilder, receiving proceeds of $28.4 million and recording a gain of $2.1 million.

The following tables set forth by level within the fair value hierarchy the fair values of the company’s pension plan assets:

Pension Plan Assets/Liabilities

In thousands of dollars

Fair value measurement as of Dec. 25, 2011(a)

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Fixed Income
U.S. government-related securities	$—	$50,582	$—	$50,582
Mortgage backed securities	—	165,651	1,271	166,922
Other government bonds	—	38,246	1,441	39,687
Corporate bonds	—	135,635	2,070	137,705
Corporate stock	613,976	999	—	614,975
Real estate	—	—	93,620	93,620
Interest in common/collective trusts
Equities	—	434,693	—	434,693
Fixed income	24,632	348,736	—	373,368
Interest in reg. invest. companies	92,840	19,927	—	112,767
Interest in 103-12 investments	—	79,432	—	79,432
Partnership/joint venture interests	—	—	128,121	128,121
Hedge funds	—	76,801	156,016	232,817
Derivative contracts	—	53,591	235	53,826

Total	$731,448	$1,404,293	$382,774	$2,518,515

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$(15)	$(54,139)	$(2,517)	$(56,671)
Liability to purchase
U.S. government and other securities	$—	$(71,876)	$—	$(71,876)

Total	$(15)	$(126,015)	$(2,517)	$(128,547)

Cash and other	18,135	665	—	$18,800

Total net fair value of plan assets	$749,568	$1,278,943	$380,257	$2,408,768

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

In thousands of dollars

Fair value measurement as of Dec. 26, 2010(a)

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Fixed Income
U.S. government-related securities	$—	$99,454	$—	$99,454
Mortgage backed securities	—	83,070	—	83,070
Other government bonds	—	30,841	1,526	32,367
Corporate bonds	—	169,410	5,896	175,306
Corporate stock	676,777	1,338	—	678,115
Real estate	—	—	90,344	90,344
Interest in common/collective trusts
Equities	461	342,707	—	343,168
Fixed income	59,544	318,473	—	378,017
Interest in reg. invest. companies	208,023	5,398	—	213,421
Interest in 103-12 investments	—	106,947	—	106,947
Partnership/joint venture interests	—	—	117,698	117,698
Hedge funds	—	77,851	163,349	241,200
Derivative contracts	500	84,641	104	85,245

Total	$945,305	$1,320,130	$378,917	$2,644,352

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$(2,521)	$(87,260)	$(453)	$(90,234)

Total	$(2,521)	$(87,260)	$(453)	$(90,234)

Cash and other	12,885	21,725	—	$34,610

Total net fair value of plan assets	$955,669	$1,254,595	$378,464	$2,588,728

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

Items included in “Cash and other” in the table above primarily consist of amounts categorized as cash and cash equivalents and pending purchases and sales of securities.

Valuation methodologies used for assets and liabilities measured at fair value are as follows:

U.S. government-related securities are treasury bonds, bills and notes that are primarily obligations to the U.S. Treasury. Values are obtained from industry vendors who use various pricing models or quotes for identical or similar securities. Mortgage-backed securities are typically not actively quoted. Values are obtained from industry vendors who use various pricing models or use quotes for identical or similar securities. Investments categorized in Level 3 are thinly traded with values derived using unobservable inputs.

Other government and corporate bonds are mainly valued based on institutional bid evaluations using proprietary models, using discounted cash flow models or models that derive prices based on similar securities. Corporate bonds categorized in Level 3 are primarily from distressed issuers for whom the values represent an estimate of recovery in a potential or actual bankruptcy situation.

Corporate stock is valued primarily at the closing price reported on the active market on which the individual securities are traded.

Investments in direct real estate have been valued by an independent qualified valuer in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies.

Interest in common/collective trusts and interest in 103-12 investments are valued using the net asset value as provided monthly by the fund family or fund company. Shares in the common/collective trusts are generally redeemable upon request. The investments classified in Level 1 are money market funds with a constant net asset value.

Two of these investments are fixed income funds which use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. These funds are generally redeemable with a short-term written or verbal notice. Also included is a fund that invests in a select portfolio of large cap domestic stocks perceived to have superior growth characteristics. Shares in this fund are generally redeemable on any business day, upon two-day notice. There are no unfunded commitments related to these types of funds.

Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investments in Level 2 are proprietary funds of the individual fund managers and are not publicly quoted.

Investments in partnerships and joint venture interests are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Certain of the partnerships are general leveraged buyout funds and others are venture capital funds. Also included within the partnership portfolio is a fund formed to invest in the leveraged loan market. Interest in partnership investments cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated over approximately 5 to 15 years. There are future funding commitments of $33 million as of Dec. 25, 2011 and $54 million as of Dec. 26, 2010.

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

The tables below set forth a summary of changes in the fair value of the company’s pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 25, 2011 and Dec. 26, 2010:

Pension Plan Assets/Liabilities

In thousands of dollars

For the year-ended Dec. 25, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Actual Return on Plan Assets
	Balance at	Relating to	Relating to	Purchases,	Transfers in
	beginning	assets still held	assets sold during	sales, and	and/or out	Balance at
	of year	at report date	the period	settlements	of Level 3(1)	end of year
Assets:
Fixed Income
Mortgage-backed securities	$—	$(11)	$—	$1,282	$—	$1,271
Other government bonds	1,526	65	—	(150)	—	1,441
Corporate bonds	5,896	(133)	7	205	(3,905)	2,070
Real estate	90,344	(503)	—	3,779	—	93,620
Partnership/joint venture interests	117,698	20,706	—	(10,283)	—	128,121
Hedge funds	163,349	(1,632)	(150)	(7,151)	1,600	156,016
Derivative contracts	104	(265)	(76)	(28)	500	235

Total	$378,917	$18,227	$(219)	$(12,346)	$(1,805)	$382,774

Liabilities:
Derivative liabilities	$(453)	$(8)	$(733)	$1,183	$(2,506)	$(2,517)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Pension Plan Assets/Liabilities (continued)

In thousands of dollars

For the year-ended Dec. 26, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Actual Return on Plan Assets
	Balance at	Relating to	Relating to	Purchases,	Transfers in
	beginning	assets still held	assets sold during	sales, and	and/or out	Balance at
	of year	at report date	the period	settlements	of Level 3(1)	end of year
Assets:
Fixed Income
Mortgage-backed securities	$3,437	$—	$(17)	$(3,420)	$—	$—
Other government bonds	—	9	—	1,517	—	1,526
Corporate bonds	15,191	466	7	(7,816)	(1,952)	5,896
Real estate	91,765	670	—	(2,091)	—	90,344
Partnership/joint venture interests	95,965	22,273	—	(5,767)	5,227	117,698
Hedge funds	173,559	17,032	—	(27,242)	—	163,349
Derivative contracts	1,865	(228)	(89)	(1,444)	—	104

Total	$381,782	$40,222	$(99)	$(46,263)	$3,275	$378,917

Liabilities:
Derivative liabilities	$(3)	$(453)	$11	$(8)	$—	$(453)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt, totaled $1.9 billion and $2.5 billion at Dec. 25, 2011 and Dec. 26, 2010, respectively. As described in Note 7, the company recognized the debt resulting from the May 2009 private exchange offer at fair value in accordance with the modifications and extinguishments requirements of ASC Topic 470, “Debt.”

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying consolidated balance sheet as of Dec. 26, 2010 (none for Dec. 25, 2011):

Non-Financial Assets

In thousands of dollars

Fair value measurement as of Dec. 26, 2010

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total:
Other intangible assets –
Quarter 4	$—	$—	$9,266	$9,266

NOTE 14

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are publishing, which is the largest segment of its operations, digital and broadcasting.

The publishing segment at the end of 2011 consisted of 82 U.S. daily publications with affiliated online sites in 30 states and one U.S. territory, including USA TODAY, a national, general-interest daily publication; USATODAY.com; USA WEEKEND, a magazine supplement for publishing companies; Clipper; Gannett Healthcare Group; and Gannett Government Media. The publishing segment also includes Newsquest, which is a regional publisher in the United Kingdom that includes 17 paid-for daily publications and more than 200 weekly publications, magazines and trade publications. The publishing segment in the U.S. also includes about 500 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.

The digital segment includes results from CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover. The digital segment and the digital revenues line do not include online/digital revenues generated by web sites that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.

At the end of 2011, the company’s broadcasting division included 23 television stations and affiliated online sites in markets with more than 21 million households covering 18.1% of the U.S. population. Captivate Network is also part of the broadcasting division.

The company’s foreign revenues, principally from publishing businesses in the United Kingdom and CareerBuilder subsidiaries in Europe, totaled approximately $568 million in 2011, $564 million in 2010 and $621 million in 2009. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $543 million at Dec. 25, 2011, $556 million at Dec. 26, 2010, and $535 million at Dec. 27, 2009.

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

Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.

In thousands of dollars

Business segment financial information

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating revenues
Publishing	$3,831,108	$4,050,839	$4,292,344
Digital	686,471	618,259	586,174
Broadcasting	722,410	769,580	631,085

Total	$5,239,989	$5,438,678	$5,509,603

Operating income
Publishing (2)	$477,583	$647,741	$516,328
Digital (2)	125,340	83,355	43,295
Broadcasting (2)	302,140	329,245	216,101
Corporate (1) (2)	(74,272)	(60,646)	(56,806)

Total	$830,791	$999,695	$718,918

Depreciation, amortization and facility consolidation and asset impairment charges
Publishing (2)	$148,537	$170,073	$255,733
Digital (2)	30,693	43,313	59,489
Broadcasting (2)	28,926	40,460	42,640
Corporate (1) (2)	16,460	17,039	15,677

Total	$224,616	$270,885	$373,539

Equity income (losses) in unconsolidated investees, net
Publishing	$8,543	$19,337	$4,010
Digital	(184)	(197)	(83)
Broadcasting	(162)	—	—

Total	$8,197	$19,140	$3,927

Identifiable assets
Publishing	$3,032,605	$3,162,655	$3,417,026
Digital	1,014,805	1,057,898	1,139,266
Broadcasting	1,994,051	2,003,929	2,058,415
Corporate (1)	574,989	592,362	533,725

Total	$6,616,450	$6,816,844	$7,148,432

Capital expenditures
Publishing	$40,175	$36,776	$44,935
Digital	15,673	11,883	8,232
Broadcasting	15,263	19,694	13,656
Corporate (1)	1,340	717	914

Total	$72,451	$69,070	$67,737

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)	Results for 2011 include pre-tax facility consolidation charges of $27 million for publishing. Results for 2010 include pre-tax facility consolidation and asset impairment charges of $36 million for publishing, $13 million for digital and $8 million for broadcasting. Results for 2009 include pre-tax facility consolidation and asset impairment charges of $99 million for publishing, $25 million for digital and $9 million for broadcasting. The asset impairment charges did not affect the company’s operations or cash flow. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)

(See notes a and b on page 79)

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands of dollars, except per share amounts	2011	2010	2009	2008	2007
Net operating revenues
Publishing advertising	$2,511,025	$2,710,524	$2,888,034	$4,040,890	$4,813,785
Publishing circulation	1,063,890	1,086,702	1,144,539	1,196,745	1,232,835
Digital	686,471	618,259	586,174	281,378	70,347
Broadcasting	722,410	769,580	631,085	772,533	789,297
All other	256,193	253,613	259,771	348,136	387,131

Total	5,239,989	5,438,678	5,509,603	6,639,682	7,293,395

Operating expenses
Costs and expenses	4,184,582	4,168,098	4,417,146	5,168,557	5,303,163
Depreciation	165,739	182,514	207,652	228,259	241,991
Amortization of intangible assets	31,634	31,362	32,983	31,211	36,086
Facility consolidation and asset impairment charges	27,243	57,009	132,904	7,939,563	72,030

Total	4,409,198	4,438,983	4,790,685	13,367,590	5,653,270

Operating income (loss)	830,791	999,695	718,918	(6,727,908)	1,640,125
Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	8,197	19,140	3,927	(374,925)	40,693
Interest expense	(173,140)	(172,986)	(175,745)	(190,839)	(259,822)
Other non-operating items	(12,921)	111	22,799	28,430	18,648

Total	(177,864)	(153,735)	(149,019)	(537,334)	(200,481)

Income (loss) before income taxes	652,927	845,960	569,899	(7,265,242)	1,439,644

Provision (benefit) for income taxes	152,800	244,013	191,328	(645,273)	469,084

Income (loss) from continuing operations	500,127	601,947	378,571	(6,619,969)	970,560

Income from continuing operations attributable to noncontrolling interests	(41,379)	(34,619)	(27,091)	(6,970)	(1,535)

Income (loss) from continuing operations attributable to Gannett Co., Inc.	$458,748	$567,328	$351,480	$(6,626,939)	$969,025

Income (loss) from continuing operations per share:
basic	$1.92	$2.38	$1.50	$(29.02)	$4.16
diluted	$1.89	$2.35	$1.49	$(29.02)	$4.15

Other selected financial data
Dividends declared per share	$0.24	$0.16	$0.16	$1.60	$1.42
Weighted average number of common shares outstanding in thousands:
basic	239,228	238,230	233,683	228,345	233,148
diluted	242,768	241,605	236,027	228,345	233,740
Financial position and cash flow
Long-term debt, excluding current maturities	$1,760,363	$2,352,242	$3,061,951	$3,816,942	$4,098,338
Redeemable noncontrolling interest	$—	$84,176	$78,304	$72,840	$—
Shareholders’ equity	$2,327,891	$2,163,754	$1,603,925	$1,055,882	$9,017,159
Total assets	$6,616,450	$6,816,844	$7,148,432	$7,796,814	$15,887,727
Free cash flow (1)	$775,261	$816,308	$809,630	$832,615	$1,174,476
Return on equity (2)	20.4%	30.1%	26.7%	(132.0%)	11.3%
Percentage increase (decrease)
As reported, earnings from continuing operations, after-tax, per share:
basic	(19.3%)	58.7%	(105.2%)	(797.6%)	(12.6%)
diluted	(19.6%)	57.7%	(105.1%)	(799.3%)	(12.6%)
Dividends declared per share	50.0%	0.0%	(90.0%)	12.7%	18.3%
Credit ratios
Senior leverage ratio (3)	1.67X	1.97X	2.63X	2.56X
Times interest expense earned (4)	5.5X	6.2X	4.8X	6.7X	6.8X

(1)	See page 79 for a reconciliation of free cash flow to net cash flow from operating activities, which the company believes is the most directly comparable measure calculated and presented in accordance with GAAP.

(2)	Calculated using income from continuing operations attributable to Gannett Co., Inc. plus earnings from discontinued operations (but excluding the gains in 2010 and 2007 on the disposals of discontinued operations).

(3)	The senior leverage ratio is calculated in accordance with the company’s revolving credit agreements and term loan agreement. Currently, the company is required to maintain a senior leverage ratio of less than 3.5X. Due to the absence of this financial covenant in 2007, data for that year is not presented. These agreements are described more fully on page 44 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. More information regarding the computation can be found in Exhibits 10.3, 10.4, and 10.5 to the Form 10-Q for the quarterly period ended Sept. 28, 2008, filed on Nov. 6, 2008.

(4)	Calculated using operating income adjusted to remove the effect of certain special items. These special items are described more fully beginning on page 40 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Acquisitions and dispositions 2007-2011

Significant acquisitions since the beginning of 2007 are shown below. The company has disposed of several significant businesses during this period, which are presented below.

Acquisitions 2007-2011

Year acquired	Name	Location	Publication times or business
2007	Central Florida Future	Orlando, FL	Independent student newspaper of the University of Central Florida
	Central Ohio Advertiser Network	Chillicothe, OH	A network of eight weekly shoppers with the Advertiser brand
	Schedule Star LLC	Wheeling, WV	Online high school sports network
2008	X.com, Inc. (BNQT.com)	Pasadena, CA	Action sports web site
	ShopLocal	Chicago, IL	Marketing and database services company
	CareerBuilder	Chicago, IL, Atlanta, GA	Job search, employment and careers web site
	Pearls Review	St. Petersburg, FL	A nursing certification and education web site
2010	CareerSite.biz Limited	U.K.	Online recruitment niche sites focusing on nursing and rail workers
2011	Reviewed.com	Somerville, MA	A technology product review web site
	JobsCentral	Singapore	Job search, employment and career web site
	Nutrition Dimension	Falls Church, VA	A continuing education, certification and review program focused on nutrition
	US PRESSWIRE	Atlanta, GA	A digital sports photography business
	JobScout24	Germany	Job search, employment and career web site
	MMA Junkie	St. Petersburg, FL	Independent sports information web site

Dispositions 2007-2011

Year disposed	Name	Location	Publication times or business
2007	Chronicle Tribune (1)	Marion, IN	Daily newspaper
	Norwich Bulletin	Norwich, CT	Daily newspaper
	Rockford Register Star	Rockford, IL	Daily newspaper
	The Herald-Dispatch	Huntington, WV	Daily newspaper
	Observer-Dispatch	Utica, NY	Daily newspaper
2008	Telematch	Springfield, VA	Database marketing services company
2009	Southernprint Limited	U.K.	Commercial printing
2010	The Honolulu Advertiser	Honolulu, HI	Daily newspaper
	Michigan Directory Company	Pigeon, MI	Directory publishing operation
2011	Florida Offset (1)	Miramar, FL	Commercial printing
	Phoenix Offset (1)	Chandler, AZ	Commercial printing

(1)	These properties were contributed to the Gannett Foundation, a not-for-profit, private foundation.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands of dollars	2011	2010	2009	2008	2007
Net cash flow from operating activities	$814,136	$772,884	$866,580	$1,015,345	$1,342,463
Purchase of property, plant and equipment	(72,451)	(69,070)	(67,737)	(165,000)	(171,405)
Voluntary pension employer contributions	—	130,000	—	—	—
Tax benefit for voluntary pension employer contributions	—	(52,000)	—	—	—
Payments for investments	(19,406)	(10,984)	(9,674)	(46,779)	(39,963)
Proceeds from investments	52,982	45,478	20,461	29,049	43,381

Free cash flow	$775,261	$816,308	$809,630	$832,615	$1,174,476

QUARTERLY STATEMENTS OF INCOME (Unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands of dollars, except per share amounts
Fiscal year ended December 25, 2011	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$601,736	$646,864	$591,676	$670,749	$2,511,025
Publishing circulation	268,213	265,433	262,099	268,145	1,063,890
Digital	157,594	173,447	173,930	181,500	686,471
Broadcasting	163,882	184,353	174,340	199,835	722,410
All other	59,836	64,842	63,989	67,526	256,193

Total	1,251,261	1,334,939	1,266,034	1,387,755	5,239,989

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	717,515	739,654	721,888	782,040	2,961,097
Selling, general and administrative expenses, exclusive of depreciation	297,547	297,196	297,001	331,741	1,223,485
Depreciation	41,638	42,070	41,263	40,768	165,739
Amortization of intangible assets	8,289	7,871	7,721	7,753	31,634
Facility consolidation and asset impairment charges	7,656	6,394	—	13,193	27,243

Total	1,072,645	1,093,185	1,067,873	1,175,495	4,409,198

Operating income	178,616	241,754	198,161	212,260	830,791

Non-operating (expense) income
Equity income in unconsolidated investees, net	3,458	7,973	2,563	(5,797)	8,197
Interest expense	(46,629)	(44,741)	(40,939)	(40,831)	(173,140)
Other non-operating items	1,297	3,841	(3,205)	(14,854)	(12,921)

Total	(41,874)	(32,927)	(41,581)	(61,482)	(177,864)

Income before income taxes	136,742	208,827	156,580	150,778	652,927
Provision for income taxes	38,600	43,300	44,800	26,100	152,800

Net income	$98,142	$165,527	$111,780	$124,678	$500,127

Net income attributable to noncontrolling interests	(7,649)	(14,000)	(11,992)	(7,738)	(41,379)

Net income attributable to Gannett Co., Inc.	$90,493	$151,527	$99,788	$116,940	$458,748

Per share computations

Net income per share—basic	$0.38	$0.63	$0.42	$0.49	$1.92

Net income per share—diluted	$0.37	$0.62	$0.41	$0.49	$1.89

Dividends per share	$0.04	$0.04	$0.08	$0.08	$0.24

(1)	Results of the first quarter of 2011 include the following special items: $8 million of non-cash charges associated with facility consolidations ($5 million after-tax or $0.02 per share) and $6 million in costs due to workforce restructuring ($4 million after-tax or $0.02 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(2)	Results of the second quarter of 2011 include the following special items: $6 million of non-cash charges associated with facility consolidations ($4 million after-tax or $0.02 per share); $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share), and a $20 million in net tax benefit related primarily to a tax settlement covering multiple years ($0.08 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(3)	Results of the third quarter of 2011 include the following special items: $2 million of non-cash impairment for an investment in an online business ($1 million after-tax) and $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(4)	Results of the fourth quarter of 2011 include the following special items: $13 million of non-cash charges associated with facility consolidations ($9 million after-tax or $0.04 per share); $50 million in costs due to workforce restructuring ($31 million after-tax or $0.13 per share); $15 million in costs due to incremental retirement charges ($9 million after-tax or $0.04 per share) and a $11 million in net tax benefit related primarily to a stock basis deduction ($0.04 per share). In non-operating income, special charges related to the impairment of certain minority-owned investments totaled $28 million ($17 million after-tax or $0.07 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands of dollars, except per share amounts
Fiscal year ended December 26, 2010	1st Quarter(2)	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(5)	Total
Net operating revenues
Publishing advertising	$649,335	$692,172	$646,720	$722,297	$2,710,524
Publishing circulation	279,000	270,086	264,627	272,989	1,086,702
Digital	140,638	154,104	157,669	165,848	618,259
Broadcasting	167,488	184,016	185,297	232,779	769,580
All other	63,124	64,765	58,022	67,702	253,613

Total	1,299,585	1,365,143	1,312,335	1,461,615	5,438,678

Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	732,109	745,489	747,416	755,451	2,980,465
Selling, general and administrative expenses, exclusive of depreciation	295,133	292,691	289,443	310,366	1,187,633
Depreciation	47,351	46,274	44,479	44,410	182,514
Amortization of intangible assets	7,962	8,080	7,664	7,656	31,362
Facility consolidation and asset impairment charges	—	—	23,045	33,964	57,009

Total	1,082,555	1,092,534	1,112,047	1,151,847	4,438,983

Operating income	217,030	272,609	200,288	309,768	999,695

Non-operating (expense) income
Equity income in unconsolidated investees, net	533	7,503	7,041	4,063	19,140
Interest expense	(43,473)	(42,190)	(41,015)	(46,308)	(172,986)
Other non-operating items	(523)	(2,934)	2,374	1,194	111

Total	(43,463)	(37,621)	(31,600)	(41,051)	(153,735)

Income before income taxes	173,567	234,988	168,688	268,717	845,960
Provision for income taxes	54,813	49,400	55,000	84,800	244,013

Income from continuing operations	$118,754	$185,588	$113,688	$183,917	$601,947

Income (loss) from the operation of discontinued operations,net of tax	560	(882)	—	—	(322)
Gain on disposal of publishing businesses, net of tax	—	21,195	—	—	21,195

Net income	$119,314	$205,901	$113,688	$183,917	$622,820

Net income attributable to noncontrolling interests	(2,135)	(10,423)	(12,279)	(9,782)	(34,619)

Net income attributable to Gannett Co., Inc.	$117,179	$195,478	$101,409	$174,135	$588,201

Per share computations(1)

Earnings from continuing operations per share—basic	$0.49	$0.74	$0.43	$0.73	$2.38

Earnings from discontinued operations
Discontinued operations per share—basic	—	(0.01)	—	—	—
Gain on disposal of publishing businesses per share—basic	—	0.09	—	—	0.09

Net income per share—basic	$0.49	$0.82	$0.43	$0.73	$2.47

Earnings from continuing operations per share—diluted	$0.48	$0.73	$0.42	$0.72	$2.35

Earnings from discontinued operations
Discontinued operations per share—diluted	0.01	(0.01)	—	—	—
Gain on disposal of publishing businesses per share—diluted .	—	0.09	—	—	0.08

Net income per share—diluted	$0.49	$0.81	$0.42	$0.72	$2.43

Dividends per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

(2)	Results for the first quarter of 2010 include the following special items: $2.2 million ($0.01 per share) tax charge related to healthcare reform legislation. Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(3)	Results for the second quarter of 2010 include the following special items: $28.7 million ($0.12 per share) net tax benefit due primarily to the expiration of the statutes of limitations and the release of certain reserves related to the sale of a business in a prior year. Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(4)	Results for the third quarter of 2010 include the following special items: $23.0 million of non-cash charges associated with facility consolidations and intangible asset impairments ($18.2 million after-tax or $0.08 per share) and $8.1 million in costs due to workforce restructuring ($5.1 million after-tax or $0.02 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

(5)	Results for the fourth quarter 2010 include the following special items: $36.7 million of non-cash charges associated with facility consolidations and asset impairments ($24.4 million after-tax or $0.10 per share) and $3.6 million in costs due to workforce restructuring ($1.9 million after-tax or $0.01 per share). Refer to the discussion beginning on page 40 and Notes 3 and 4 to the Consolidated Financial Statements for more information on special items.

SCHEDULE II – Valuation and qualifying accounts and reserves

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands of dollars Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (2)	Deductions from reserves (1)	Balance at end of period
Fiscal year ended Dec. 25, 2011	$39,419	$11,574	$(97)	$(16,250)	$34,646
Fiscal year ended Dec. 26, 2010	$46,255	$18,241	$(3,643)	$(21,434)	$39,419
Fiscal year ended Dec. 27, 2009	$59,008	$34,492	$213	$(47,458)	$46,255

(1)	Consists of write-offs, net of recoveries in each year.

(2)	Also includes foreign currency translation adjustments in each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 25, 2011.

The effectiveness of our internal control over financial reporting as of Dec. 25, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 25, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Gannett Co., Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 22, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “Director Biographies,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 –ELECTION OF DIRECTORS” and the information under “OTHER MATTERS – Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s 2012 proxy statement is incorporated herein by reference.

Maryam Banikarim

Senior Vice President and Chief Marketing Officer, Gannett (2011-present). Formerly: Senior Vice President, Integrated Sales Marketing, NBC Universal (2009-2011); Chief Marketing Officer, Univision Communications (2002-2009). Age 43.

William A. Behan

Senior Vice President, Labor Relations, Gannett (2010-present). Formerly: Vice President, Labor Relations (2007-2010); Director, Labor Relations and Labor Counsel (1994-2007). Age 53.

Paul Davidson

Chairman and Chief Executive Officer, Newsquest (2003-present). Age 57. U.K. citizen.

Robert J. Dickey

President, U.S. Community Publishing, (February 2008-present). Formerly: Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 54.

George R. Gavagan

Vice President and Chief Accounting Officer (November 2011-present). Formerly: Vice President and Controller (1997-2011). Age 65.

Teresa S. Gendron

Vice President and Controller, Gannett (2011-Present). Formerly Vice President and controller, NII Holdings, Inc. (2010-2011); Vice President and Assistant Controller, NII Holdings, Inc. (2008 – 2010); Vice President Financial Compliance, NII Holdings, Inc. (2005-2008). Age 42.

Roxanne V. Horning

Senior Vice President, Human Resources (July 2006-present). Formerly: Vice President, Human Resources (2005-2006). Age 62.

David L. Hunke

President and Publisher, USA TODAY (April 2009-present). Formerly: CEO, Detroit Media Partnership and Publisher of Detroit Free Press (2005-2009). Age 59.

David T. Lougee

President, Gannett Broadcasting (July 2007-present). Formerly: Executive Vice President, Media Relations, Belo (2006-2007). Age 53.

Gracia C. Martore

President and Chief Executive Officer (October 2011-present) Formerly: President and Chief Operating Officer (February 2010-October 2011); Executive Vice President and CFO (2006-2010); Senior Vice President and CFO (2003-2006). Age 60.

Todd A. Mayman

Senior Vice President, General Counsel and Secretary (April 2009-present). Formerly: Vice President, Associate General Counsel, Secretary and Chief Governance Officer (2007-2009); and Vice President, Associate General Counsel and Secretary (2003-2007). Age 52.

David A. Payne

Senior Vice President and Chief Digital Officer, Gannett (2011-present). Formerly: President and CEO, ShortTail Media, Inc. (2008-2011); and Senior Vice President and General Manager, CNN.com (2004-2008). Age 49.

Paul N. Saleh

Senior Vice President and Chief Financial Officer (2010-present). Formerly: Managing Partner, Menza Partners LLC, a private investment firm (2008-2010); Chief Financial Officer, Sprint Nextel (2005-2008). Age 55.

John A. Williams

President, Gannett Digital Ventures (January 2008-present). Formerly: President, Gannett Digital (January 2006-December 2007). Age 61.

ITEM 11.	EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in the company’s 2012 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in the company’s 2012 proxy statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in the company’s 2012 proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in the company’s 2012 proxy statement is incorporated herein by reference.

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

Dated: February 22, 2012	GANNETT CO., INC. (Registrant)

	By:	/s/ Paul N. Saleh
Paul N. Saleh,
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 22, 2012

/s/ Gracia C. Martore
Gracia C. Martore,
President and Chief Executive
Officer (principal executive officer)
Dated: February 22, 2012	/s/ Paul N. Saleh
Paul N. Saleh,
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Dated: February 22, 2012	/s/ George R. Gavagan
George R. Gavagan,
Vice President and
Chief Accounting Officer
(principal accounting officer)

Dated: February 22, 2012	/s/ John E. Cody
John E. Cody, Director
Dated: February 22, 2012	/s/ Howard D. Elias
Howard D. Elias, Director
Dated: February 22, 2012	/s/ Arthur H. Harper
Arthur H. Harper, Director
Dated: February 22, 2012	/s/ John Jeffry Louis
John Jeffry Louis, Director
Dated: February 22, 2012	/s/ Marjorie Magner
Marjorie Magner,
Director, Chairman
Dated: February 22, 2012	/s/ Gracia C. Martore
Gracia C. Martore, Director
Dated: February 22, 2012	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 22, 2012	/s/ Duncan M. McFarland
Duncan M. McFarland, Director
Dated: February 22, 2012	/s/ Susan Ness
Susan Ness, Director
Dated: February 22, 2012	/s/ Neal Shapiro
Neal Shapiro, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-2-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-2-2	Amendment No. 2 to the Gannett Co., Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to the same-numbered Exhibit to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-3-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

Exhibit Number	Exhibit	Location

10-3-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-3-4	Amendment No. 3 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-3-5	Amendment No. 4 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-4-1	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-4-2	Amendment No. 2 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-5	Gannett Co., Inc. Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-5-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-5-2	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-5-3	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-6-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-5-4	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-5-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-5-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 99-1 to Gannett Co., Inc’s Form 8-K/A filed on December 9, 2011.

10-6	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

10-7	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent, dated as of February 27, 2004, and Effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2004.

10-7-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-7-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-7-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

Exhibit Number	Exhibit	Location

10-7-4	Fourth Amendment, dated as of August 25, 2010 to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-7-5	Fifth Amendment, dated as of September 30, 2010 to Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004.	Incorporated by reference to Exhibit 10-8-5 to Gannett Co., Inc. Form 10-K for the fiscal year ended December 26, 2010.

10-8	Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-16 to Gannett Co., Inc. Form 10-K for the fiscal year ended December 26, 2004.

10-8-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-8-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-8-3	Third Amendment, dated as of September 28, 2009, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

10-8-4	Fourth Amendment, dated as of August 25, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004, and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-8-5	Fifth Amendment, dated as of September 30, 2010, to Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004, and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-9-5 to Gannett Co., Inc. Form 10-K for the fiscal year ended December 26, 2010.

10-9	Amended and Restated Competitive Advance and Revolving Credit Agreement among Gannett Co., Inc., the Several Lenders from Time to Time Parties Thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Barclays Bank PLC, as Documentation Agent, dated as of March 11, 2002, and Effective as of March 18, 2002, as Amended and Restated as of December 13, 2004, and Effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc. Form 10-K for the fiscal year ended December 26, 2004.

10-9-1	First Amendment, dated as of February 28, 2007, and Effective as of March 15, 2007, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

10-9-2	Second Amendment, dated as of October 23, 2008, and Effective as of October 31, 2008, to Amended and Restated Competitive Advance and Revolving Credit Agreement.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-9-3	Third Amendment, dated as of September 28, 2009, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2009.

Exhibit Number	Exhibit	Location

10-9-4	Fourth Amendment, dated as of August 25, 2010, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-9-5	Fifth Amendment, dated as of September 30, 2010, to Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-10-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-10	Master Assignment and Assumption Agreement, dated September 30, 2010 to (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005; (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004; and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005.	Incorporated by reference to Exhibit 10-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-11	Description of Gannett Co., Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-12	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Craig A. Dubow.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-12-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-12-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-13-2 to Gannett Co., Inc.’s Form 10-K for the year ended December 26, 2010.

10-12-3	Separation Agreement and Release of Claims, dated October 6, 2011, between Gannett Co., Inc. and Craig Dubow.*	Attached.

10-13	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-13-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-13-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-14-2 to Gannett Co., Inc.’s Form 10-K for the year ended December 26, 2010.

10-14	Termination Benefits Agreement dated as of November 15, 2010 between Gannett Co., Inc. and Paul N. Saleh.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on November 17, 2010.

10-15	Termination Benefits Agreement dated as of March 16, 2011 between Gannett Co., Inc. and David A. Payne.*	Attached.

10-16	Amendment for section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-17	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-19	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

Exhibit Number	Exhibit	Location

10-20	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-21	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-22	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101	The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 25, 2011, formatted in XBRL includes: (1) Consolidated Statements of Income for the 2011, 2010 and 2009 fiscal years, (ii) Consolidated Balance Sheets at December 25, 2011 and December 26, 2010, (iii) Consolidated Cash Flow Statements for the 2011, 2010 and 2009 fiscal years; (iv) Consolidated Statements of Equity for the 2011, 2010 and 2009 fiscal years; and (v) the Notes to Consolidated Financial Statements.	Attached.

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

GLOSSARY OF FINANCIAL TERMS

Presented below are definitions of certain key financial and operational terms that Gannett hopes will enhance the reading and understanding of Gannett’s 2011 Form 10-K.

AMORTIZATION—A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.

BALANCE SHEET—A summary statement that reflects the company’s assets, liabilities and equity at a particular point in time.

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

DIGITAL/ONLINE REVENUES—These include revenue from advertising placed on web sites that are associated with the company publishing and broadcasting operations which are reflected as revenues of those business segments, and revenues from the businesses that comprise the Digital segment, principal of which are CareerBuilder (employment web site) and PointRoll (technology/marketing services revenue).

DIGITAL SEGMENT—A reportable segment for the company that includes the results of CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover.

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

FREE CASH FLOW—Net cash flow from operating activities reduced by purchase of property, plant and equipment as well as payments for investments and increased by proceeds from investments and voluntary pension contributions, net of related tax benefit.

GOODWILL—In a business purchase, this represents the excess of amounts paid over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.

INVENTORIES—Raw materials, principally newsprint, used in the business.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS—The portion of equity and net earnings in consolidated subsidiaries that is owned by others.

ADVERTISING REVENUES—Amounts charged to customers for space purchased in the company’s print products and/or the associated web site. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.

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

STATEMENT OF EQUITY—A statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.

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