Form 10-Q
period 2012-03-25
GANNETT CO INC /DE/
filed 2012-05-02
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of March 25, 2012 was 234,955,956.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Results from Operations

Gannett Co., Inc. (the Company) reported 2012 first quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.28 compared to $0.37 for the first quarter of 2011.

Results for the first quarter of 2012 include $16 million in costs due to workforce restructuring ($10 million after-tax or $0.04 per share) and non-cash facility consolidation charges of $5 million ($3 million after-tax or $0.01 per share). In addition, the Company completed approximately $20 million of the $65 million of planned 2012 strategic investments. Results for the first quarter of 2011 included $8 million of non-cash charges associated primarily with facility consolidations ($5 million after-tax or $0.02 per share) and $6 million in costs due to workforce restructuring ($4 million after-tax or $0.02 per share).

A consolidated summary of the Company’s results is presented below.

In thousands of dollars, except per share amounts

First Quarter

	2012	2011	Change
Operating revenues	$1,218,587	$1,251,261	(3%)
Operating expenses	1,082,929	1,072,645	1%

Operating income	$135,658	$178,616	(24%)

Non-operating expense	$33,224	$41,874	(21%)

Net income attributable to Gannett Co., Inc.	$68,223	$90,493	(25%)
Per share – basic	$0.29	$0.38	(24%)
Per share – diluted	$0.28	$0.37	(24%)

Operating Revenues

Operating revenues declined 3% to $1.2 billion for the first quarter of 2012. Digital segment revenues were almost 7% higher primarily reflecting solid revenue growth at CareerBuilder. A 7% increase in Broadcasting segment revenues was driven by stronger advertising demand and growth in retransmission revenue. Publishing segment revenues declined 6% reflecting, in part, the impact of sluggish economic growth on advertising demand early in the quarter.

As further discussed in the sections below, first quarter 2012 company-wide digital revenues, which include Digital segment revenues and all digital revenues generated and reported by the other business segments, were $273 million, 8% higher compared to the first quarter in 2011 and were approximately 22% of the Company’s total operating revenues.

Operating Expenses

Operating expenses for the quarter, which include facility consolidation as well as workforce restructuring costs, were up 1% for the quarter. Continuing cost control and efficiency efforts company-wide were offset in part by $20 million of strategic initiative expenses that impacted the Publishing segment primarily and an increase of approximately $6 million in pension expense. Publishing segment expenses were flat for the quarter reflecting the impact of continuing efficiency efforts and lower newsprint expense, offset by higher workforce restructuring charges, strategic initiative expenses and increased pension expense. Newsprint expense was 6% lower in the quarter as a 7% decline in consumption was partially offset by a 1% increase in newsprint usage prices. Broadcasting segment operating expenses were higher in the quarter due, in part, to sales costs associated with higher revenue and strategic initiative expenses. The increase in Digital segment expenses related to higher technology support costs associated with new business initiatives, and higher sales costs at CareerBuilder as well as product development costs at other Digital segment businesses.

Operating Income

Operating income was $136 million for the first quarter of 2012, a decrease of $43 million or 24% compared to the first quarter last year, reflecting the impact of the economy on advertising demand in the Company’s Publishing segment as well as the continuing shift of advertising to alternate forms of media, particularly electronic media. Publishing segment operating income was $62 million for the quarter, down 47% from last year as a result of increased workforce restructuring charges and strategic initiative expenses as well as advertising softness, particularly in January. Broadcasting segment operating income increased 14% to $73 million for the quarter due to the impact of stronger advertising demand and growth in retransmission revenue, partially offset by an increase in related sales costs and strategic initiative expenses. Digital segment operating income was $16 million, up slightly from last year as higher revenues at CareerBuilder were partially offset by higher related sales costs and costs incurred for technology support and product development. The revenue and expense variances are discussed in more detail below.

Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $68 million for the first quarter of 2012, a decrease of $22 million or 25% compared to 2011. Earnings per diluted share were $0.28 in the first quarter compared to $0.37 last year. These lower results paralleled the overall change in operating income.

The following is a discussion of the Company’s reported operating segment results:

Publishing Results

Publishing revenues declined 6% to $874 million from $930 million in the first quarter last year. Publishing revenues are derived principally from advertising and circulation sales, which accounted for 63% and 30%, respectively, of total publishing revenues for the first quarter. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet web sites, mobile and tablet applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.

Publishing revenues, in thousands of dollars

First Quarter	2012	2011	Change
Advertising	$551,438	$601,736	(8%)
Circulation	263,336	268,213	(2%)
All other	59,288	59,836	(1%)

Total	$874,062	$929,785	(6%)

The table below presents the principal categories of advertising revenues for the Publishing segment.

Advertising revenues, in thousands of dollars

First Quarter	2012	2011	Change
Retail	$278,978	$302,497	(8%)
National	90,440	104,736	(14%)
Classified	182,020	194,503	(6%)

Total publishing advertising revenue	$551,438	$601,736	(8%)

Publishing advertising revenues decreased 8% in the quarter to $551 million from $602 million in the first quarter of 2011. Advertising revenue decreases were 8% for the first quarter both for U.S. publishing and in the U.K. On a constant currency basis, advertising revenues in the UK declined 6% for the first quarter. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 2% to 1.57 for the first quarter from 1.60 last year.

The percentage changes in the advertising revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

First Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Retail	(7%)	(6%)	(7%)	(8%)
National	(14%)	2%	(13%)	(14%)
Classified	(6%)	(7%)	(6%)	(6%)

Total	(8%)	(6%)	(8%)	(8%)

For the first quarter, retail advertising revenues declined 8%, although demand firmed during the quarter with comparisons in March almost six percentage points better than January results.

Soft national advertising demand at USA TODAY resulted in a 14% decline in national advertising revenues for the quarter. Year-over-year national revenue declines narrowed significantly during the quarter after a particularly challenging January. Domestically, national advertising comparisons improved almost 13 percentage points from January to March. Increases in the technology and advocacy categories were more than offset by declines in several categories including entertainment, telecommunications, automotive and financials.

Classified advertising revenue at the Company’s domestic publishing operations declined 6% for the first quarter of 2012, although the comparison improved relative to the fourth quarter comparison. Almost all domestic classified advertising category comparisons were better than fourth quarter comparisons. Employment advertising revenue trends improved during the quarter and employment revenue was up 3% in March 2012 compared to the prior year. Comparisons in domestic real estate revenues improved sequentially within the quarter as well. Classified advertising revenue comparisons, in pounds, at Newsquest were slightly better relative to fourth quarter comparisons.

The percentage changes in the classified revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

First Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Automotive	(2%)	(15%)	(4%)	(5%)
Employment	(1%)	(5%)	(3%)	(3%)
Real Estate	(14%)	(8%)	(12%)	(13%)
Legal	(10%)	—	(10%)	(10%)
Other	(8%)	(4%)	(7%)	(7%)

Total	(6%)	(7%)	(6%)	(6%)

The Company’s publishing operations, including U.S. Community Publishing, USA TODAY and affiliated companies and Newsquest, generate advertising revenues from web sites, tablets and mobile applications that are associated with their publishing businesses. These revenues are reflected within the retail, national, classified, circulation and other categories presented and discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. Digital revenues associated with publishing operations increased 13% for the quarter. Digital revenues at U.S. Community Publishing were 11% higher driven by increases in automotive, employment and retail advertising. Digital revenues in the UK were 6% higher in pounds and digital revenues at USA TODAY and its associated businesses were up 25% for the quarter.

Circulation revenues declined 2% for the first quarter of 2012 to $263 million. Net paid daily circulation for domestic publishing operations declined 4% for the quarter while Sunday net paid circulation decreased by 3%. USA TODAY’s average daily circulation increased 2% compared to the first quarter last year, primarily due to an increase in E-Edition circulation.

“All Other” revenues decreased 1% for the quarter, primarily due to a decrease in UK commercial printing revenues.

Publishing operating expenses were relatively flat in the quarter at $812 million as continued efficiency efforts and lower newsprint expense were offset by an increase in workforce restructuring charges, expenses related to strategic initiatives and higher pension costs. Workforce restructuring costs totaled $18 million and facility consolidation totaled $5 million in the first quarter of 2012 compared to $6 million and $8 million, respectively, last year. Expenses related to strategic initiatives totaled approximately $18 million for the quarter and pension expenses were almost $6 million higher than the prior year.

Newsprint expense was 6% lower in the quarter as a 7% decline in consumption was partially offset by a 1% increase in newsprint usage prices. For the second quarter of 2012, the Company expects its newsprint expense will again be below year ago levels.

Publishing segment operating income was $62 million in the quarter compared to $118 million last year, a decrease of 47%. The decrease reflects lower operating revenues and an increase in workforce restructuring costs, strategic initiative expenses and pension expense.

A separate discussion of publishing operating expenses and operating income excluding the effect of special items (Non-GAAP basis) appears on page 8.

Digital Results

The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover.

Digital segment operating revenues were $168 million in the first quarter of 2012 compared to $158 million in 2011, an increase of 7% primarily reflecting continued strong revenue growth at CareerBuilder. CareerBuilder continues to build market share in the U.S. and its international operations have expanded in Europe and Asia.

Digital operating expenses were $152 million in the first quarter of 2012 compared to $142 million in 2011, an increase of 7%. Expenses increased in the quarter primarily due to higher technology support costs associated with new business initiatives, higher sales and marketing costs at CareerBuilder, and product development costs at other Digital segment businesses. Digital segment operating income increased in the first quarter of 2012 to $16 million.

Broadcasting Results

Broadcasting includes results from the Company’s 23 television stations and Captivate. Broadcasting revenues were $176 million in the first quarter, 7% higher than the first quarter last year primarily reflecting stronger advertising demand.

Television revenues for the quarter were $171 million, up 8% from the comparable period in 2011. Digital revenues in television were 6% higher for the quarter, reflecting the Company’s focus on local digital sales through Yahoo! and community websites. Retransmission revenues totaled $23 million for the quarter, an increase of 17% over the comparable period in 2011. There are no incremental costs associated with retransmission revenues; therefore, all of these revenues contribute directly to operating income.

Total adjusted television revenues, defined to exclude the estimated incremental impact of ad revenue related to political spending, were up 6% for the first quarter of 2012. The increase was due, in part, to strengthened demand for automotive advertising and several other key categories in the quarter. Based on current trends the Company expects the percentage increase in total television revenues for the second quarter of 2012 to be in the high single digits compared to the second quarter of 2011.

Broadcasting operating expenses for the first quarter totaled $104 million, up 3% from the first quarter 2011. The increase is primarily due to approximately $2 million of strategic initiative expenses and higher sales costs associated with higher revenue. Operating income was $73 million for the first quarter compared to $63 million in 2011.

Corporate Expense

Corporate expense in the first quarter was $15 million, down 18% from the first quarter last year due to lower general and administrative costs.

Non-Operating Income and Expense

Equity Earnings

Equity income increased 25% to $4 million for the first quarter this year, due primarily to strong results from Classified Ventures which were up 53% for the quarter, offset partially by newspaper partnership results which were 19% lower.

Interest Expense

The Company’s interest expense for the first quarter was $40 million, down 15% from last year primarily reflecting lower average debt levels. Total average outstanding debt was $1.8 billion for the first quarter of 2012 compared to $2.3 billion last year. The weighted average interest rate for total outstanding debt was 8.02% for the first quarter of 2012 compared to 7.32% last year. Net debt repayments were $97 million during the quarter.

At the end of the first quarter of 2012, the Company had $138 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of less than $1 million.

Other Non-Operating Items

Other non-operating items increased $1 million for the quarter, primarily due to higher interest income.

Provision for Income Taxes

The Company’s effective income tax rate was 28% for the first quarter of 2012, compared to 30% for the comparable period of 2011. The tax rates for the first quarters of both 2012 and 2011 reflect benefits from releases of reserves on prior tax positions. The lower rate in the first quarter of 2012 as compared to the first quarter of 2011 reflects an increase in certain permanent deductions as a result of prior year settlements. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 8.

Net Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $68 million for the first quarter of 2012, a decrease of $22 million or 25% compared to 2011. Net income attributable to Gannett Co., Inc. consists of net income reduced by net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $8 million in both 2012 and 2011 first quarters. Earnings per diluted share were $0.28 in the first quarter of 2012 compared to $0.37 last year.

The weighted average number of diluted shares outstanding for the first quarter of 2012 totaled 240,411,000 compared to 243,308,000 for the first quarter of 2011. The decrease is due to shares repurchased since the first quarter of 2011. See Part II, Item 2 for information on share repurchases.

Operating Results—Non-GAAP Information

The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges and facility consolidation expenses. The Company believes that such expenses are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate production facilities and centralize functions. These expenses include payroll and related benefit costs and accelerated depreciation.

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

Non-GAAP Financial Tables/Reconciliations

On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:

In thousands of dollars, except per share amounts

First Quarter	2012	2011	Change
Operating revenues	$1,218,587	$1,251,261	(3%)
Adjusted operating expenses, non-GAAP basis	1,061,852	1,059,022	—

Adjusted operating income, non-GAAP basis	$156,735	$192,239	(18%)

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$80,800	$98,916	(18%)

Adjusted diluted earnings per share, non-GAAP basis	$0.34	$0.41	(17%)

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts

First Quarter	2012	2011	Change
Operating expenses (GAAP basis)	$1,082,929	$1,072,645	1%
Remove special items:
Workforce restructuring	(16,289)	(5,967)	***
Facility consolidation charges	(4,788)	(7,656)	(37%)

As adjusted (non-GAAP basis)	$1,061,852	$1,059,022	—

Operating income (GAAP basis)	$135,658	$178,616	(24%)
Remove special items:
Workforce restructuring	16,289	5,967	***
Facility consolidation charges	4,788	7,656	(37%)

As adjusted (non-GAAP basis)	$156,735	$192,239	(18%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$68,223	$90,493	(25%)
Remove special items (net of tax):
Workforce restructuring	9,689	3,867	***
Facility consolidation charges	2,888	4,556	(37%)

As adjusted (non-GAAP basis)	$80,800	$98,916	(18%)

Diluted earnings per share (GAAP basis)	$0.28	$0.37	(24%)
Remove special items (net of tax):
Workforce restructuring	0.04	0.02	***
Facility consolidation charges	0.01	0.02	(50%)

As adjusted (non-GAAP basis) (a)	$0.34	$0.41	(17%)

(a)	Total per share amount may not sum due to rounding.

Consolidated operating expenses on a non-GAAP basis for the first quarter of 2012, adjusted to remove costs associated with workforce restructuring and facility consolidations, were flat compared to 2011. This includes approximately $20 million of strategic initiative expenses as well as a $6 million increase in pension expense.

Current quarter expense levels reflect the impact of efficiency efforts and facility consolidations in prior quarters and lower newsprint expense partially offset by higher Broadcasting and Digital segment expense.

As a result of the above cost factors, as well as lower overall revenues, as adjusted operating income on a non-GAAP basis was $157 million for the first quarter of 2012, a decrease of 18% from the comparable period last year. Adjusted net income attributable to Gannett Co., Inc. on a non-GAAP basis was $81 million for the quarter, a decrease of $18 million or 18% compared to last year after $20 million of pre-tax expense on strategic initiatives.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s Publishing segment is presented below:

In thousands of dollars

First Quarter	2012	2011	Change
Publishing segment operating expenses (GAAP basis)	$812,022	$812,188	—
Remove special items:
Workforce restructuring	(17,945)	(5,967)	***
Facility consolidation charges	(4,788)	(7,656)	(37%)

As adjusted (non-GAAP basis)	$789,289	$798,565	(1%)

Publishing segment operating income (GAAP basis)	$62,040	$117,597	(47%)
Remove special items:
Workforce restructuring	17,945	5,967	***
Facility consolidation charges	4,788	7,656	(37%)

As adjusted (non-GAAP basis)	$84,773	$131,220	(35%)

Publishing segment operating expenses in the first quarter of 2012 were impacted by $23 million in costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 1% to $789 million. The expense decline was primarily due to continuing efficiency efforts and the impact of facility consolidations, as well as lower newsprint expense, partially offset by $18 million of strategic initiative expenses and an almost $6 million increase in pension expense. As adjusted operating income for the Publishing segment on a non-GAAP basis was $85 million for the first quarter of 2012.

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

First Quarter	2012	2011
Provision for income taxes as reported (GAAP basis)	$26,600	$38,600
Remove special items:
Workforce restructuring	6,600	2,100
Facility consolidation charges	1,900	3,100

As adjusted (non-GAAP basis)	$35,100	$43,800

As adjusted effective tax rate (non-GAAP basis)	30.3%	30.7%

The adjusted non-GAAP tax rate for the first quarter of 2012 is flat compared to the first quarter of last year. The effective tax rates reflect benefits from releases of reserves on prior tax positions.

Certain Matters Affecting Future Operating Results

In late February 2012, Gannett announced a detailed strategy focused on generating sustainable revenue growth, increasing profitability and creating shareholder value. The strategy’s three components are: (1) enhancing our core by stabilizing publishing while continuing to grow broadcast and diversified digital businesses; (2) accelerating growth by entering or expanding into related high-potential businesses; and (3) maintaining focus on operating efficiency and asset optimization. In connection with this strategy, Gannett disclosed that by 2015, it expects overall annual revenue growth in the range of 2% to 4%, and pre-tax margins to increase to between 15% and 19%.

The Company also announced a new capital program to be funded entirely through free cash flow. The Company expects to return more than $1.3 billion to shareholders by 2015. Excess cash flow will be used for further investment opportunities and opportunistic debt reduction. The new capital program includes the following actions:

•

The Board authorized a 150% increase in Gannett's dividend to $0.80 per share on an annual basis. The first $0.20 quarterly dividend under this policy was paid on April 2, 2012 to shareholders of record on March 9, 2012.

•

The Board approved an acceleration of its share repurchases with a new $300 million share repurchase program targeted to be completed over the next two years, which it anticipates making an ongoing part of cash return to shareholders.

•	The Company will continue to evaluate opportunistic bolt-on acquisitions, but has no current plans to pursue sizeable acquisitions.

The Company also highlighted a number of key initiatives and expected performance metrics, including:

•

A new all access paid content model for U.S. Community Publishing, which charges for content regardless of platform and limits non-subscriber access. The Company expects this model to contribute $100 million in earnings to the Publishing segment annually beginning in 2013. The Company also expects to generate incremental advertising revenue from digital platforms launching with the new model.

•	The development of all desktop, mobile and tablet products across Gannett in the next 12 to 24 months, beginning with USA TODAY this fall.

•

The development of a new digital marketing services business targeted at small and medium size businesses, which is expected to generate between $275 million and $350 million in annual revenue by 2015.

•

The expansion of USA TODAY Sports Media Group, which is expected to be among the top five sports media companies in the country with over $300 million in annual revenue by 2015. In February and March 2012, USA Today Sports Media Group was ranked by Comscore as the fourth most visited digital sports entity.

•	The continued growth of Gannett's broadcasting business, including the expectation of $90 million in retransmission revenues from distributors in 2012, a 13% increase year-over-year from 2011.

•

Cost management and other asset optimization initiatives with total annual incremental savings expected to reach $100 million to $150 million by 2015. As part of those initiatives, Gannett Publishing Services is expected to contribute approximately $40 million to pre-tax income in 2012, with an increasing impact thereafter.

Expenses related to the strategic initiatives are expected to be approximately $30 million in the second quarter of 2012.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The Company’s net cash flow from operating activities was $162 million for the first three months of 2012, compared to $224 million for the first three months of 2011. First quarter 2012 net cash flow from operating activities reflects a $54 million cash contribution to the Gannett Retirement Plan, the Company’s principal retirement plan.

Cash flows used for investing activities totaled $22 million for the first three months of 2012. This reflects $18 million of capital spending, $8 million of payments for an acquisition, and $1 million of payments for investments. The Company received $4 million of proceeds from investments and $1 million of proceeds from the sale of certain assets.

Cash flows used for financing activities totaled $150 million for the first three months of 2012 reflecting net debt payments of $97 million, payment of dividends totaling $19 million and repurchases of common shares for $36 million. Cash flows used for financing activities totaled $259 million for the first three months of 2011 reflecting debt payments of $166 million, payment of dividends totaling $10 million and an $85 million payment made to repurchase a noncontrolling membership interest.

At the end of the first quarter of 2012, the Company’s total long-term debt was $1.7 billion and its senior leverage ratio was 1.73x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements.

The long-term debt of the Company is summarized below:

In thousands of dollars

	Mar. 25, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	$306,567	$306,534
Borrowings under revolving credit agreements expiring September 2014	138,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,792	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,936	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,114	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	170,808	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,258	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,854	246,760

Total long-term debt	$1,665,329	$1,760,363

On March 25, 2012, the Company had unused borrowing capacity of $1.0 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company repaid the 6.375% notes that matured in April 2012 and immediately following the repayment the unused borrowing capacity under the revolving credit agreements was $638 million.

The fair value of the Company’s total long-term debt, based principally on quoted market prices for the individual tranches of debt, totaled $1.8 billion at March 25, 2012.

On February 22, 2012, the Company announced that its board of directors approved a 150% increase in its regular quarterly dividend to $0.20 per share. The first $0.20 quarterly dividend was paid on April 2, 2012 to shareholders of record on March 9, 2012. The board of directors also authorized an acceleration of its share repurchases with a new $300 million share repurchase program targeted to be completed over the next two years. During the first quarter of 2012, the Company repurchased 2.4 million shares at a cost of $36 million. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. The board will regularly assess the appropriate dividend level and share repurchase levels depending on economic and market conditions.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $411 million at the end of the first quarter of 2012 versus $400 million at the end of 2011. Newsquest’s assets and liabilities at March 25, 2012 and December 25, 2011 were translated from the British pound to U.S. dollars at an exchange rate of 1.59 and 1.56, respectively. For the first quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.57 for 2012 compared to 1.60 last year.

The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2012 would have increased or decreased approximately 2%.

Looking ahead, the Company expects to fund capital expenditures, interest, dividends, share repurchases, contributions to its pension plans, investments in strategic initiatives and other operating requirements through cash flows from operations. The Company expects to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under its credit agreements or funds raised in the capital or credit markets. The Company’s financial and operating performance and its ability to generate sufficient cash flow for these purposes and to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”

Non-GAAP Liquidity Measure

The Company’s free cash flow, a non-GAAP liquidity measure, was $148 million for the quarter ended March 25, 2012. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments”. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s new capital program, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

Free Cash Flow, in thousands of dollars

First Quarter	2012	2011
Net cash flow from operating activities	$162,087	$224,082
Purchase of property, plant and equipment	(18,165)	(12,628)
Payments for investments	(500)	(475)
Proceeds from investments	4,326	5,465

Free cash flow	$147,748	$216,444

First quarter 2012 net cash flow from operating activities reflects a $54 million cash contribution to the Gannett Retirement Plan, the Company’s principal retirement plan.

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

Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s Digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (1) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges; (o) credit rating downgrades, which could affect the availability and cost of future financing; (p) adverse outcomes in proceedings with governmental authorities or administrative agencies; and (q) general economic, political and business conditions.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Mar. 25, 2012	Dec. 25, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157,479	$166,926
Trade receivables, less allowance for doubtful receivables (2012—$29,457; 2011—$34,646)	614,726	693,194
Other receivables	18,223	17,247
Inventories	61,582	49,122
Deferred income taxes	29,759	22,771
Prepaid expenses and other current assets	101,898	106,631
Assets held for sale	19,654	19,654

Total current assets	1,003,321	1,075,545

Property, plant and equipment
Cost	4,113,746	4,106,681
Less accumulated depreciation	(2,497,761)	(2,466,454)

Net property, plant and equipment	1,615,985	1,640,227

Intangible and other assets
Goodwill	2,875,651	2,864,885
Indefinite-lived and amortizable intangible assets, less accumulated amortization	499,213	502,195
Deferred income taxes	189,187	208,650
Investments and other assets	314,898	324,948

Total intangible and other assets	3,878,949	3,900,678

Total assets	$6,498,255	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Mar. 25, 2012	Dec. 25, 2011
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$198,855	$215,975
Compensation, interest and other accruals	418,321	431,934
Dividends payable	47,391	18,935
Income taxes	23,904	3,658
Deferred income	262,565	231,435

Total current liabilities	951,036	901,937

Income taxes	107,318	112,088
Long-term debt	1,665,329	1,760,363
Postretirement medical and life insurance liabilities	160,512	163,699
Pension liabilities	846,681	908,110
Other long-term liabilities	236,561	258,228

Total liabilities	3,967,437	4,104,425

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	615,849	617,727
Retained earnings	7,297,015	7,276,200
Accumulated other comprehensive loss	(580,619)	(595,839)

	7,656,664	7,622,507

Less treasury stock, 89,462,676 shares and 87,381,638 shares, respectively, at cost	(5,319,378)	(5,294,616)

Total Gannett Co., Inc. shareholders’ equity	2,337,286	2,327,891

Noncontrolling interests	193,532	184,134

Total equity	2,530,818	2,512,025

Total liabilities and equity	$6,498,255	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$551,438	$601,736	(8.4)
Publishing circulation	263,336	268,213	(1.8)
Digital	168,352	157,594	6.8
Broadcasting	176,173	163,882	7.5
All other	59,288	59,836	(0.9)

Total	1,218,587	1,251,261	(2.6)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	722,240	717,515	0.7
Selling, general and administrative expenses, exclusive of depreciation	308,319	297,547	3.6
Depreciation	39,703	41,638	(4.6)
Amortization of intangible assets	7,879	8,289	(4.9)
Facility consolidation charges	4,788	7,656	(37.5)

Total	1,082,929	1,072,645	1.0

Operating income	135,658	178,616	(24.1)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	4,312	3,458	24.7
Interest expense	(39,571)	(46,629)	(15.1)
Other non-operating items	2,035	1,297	56.9

Total	(33,224)	(41,874)	(20.7)

Income before income taxes	102,434	136,742	(25.1)
Provision for income taxes	26,600	38,600	(31.1)

Net income	75,834	98,142	(22.7)
Net income attributable to noncontrolling interests	(7,611)	(7,649)	(0.5)

Net income attributable to Gannett Co., Inc.	$68,223	$90,493	(24.6)

Net income per share – basic	$0.29	$0.38	(23.7)

Net income per share – diluted	$0.28	$0.37	(24.3)

Dividends declared per share	$0.20	$0.04	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011
Net income	$75,834	$98,142
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)
Other comprehensive income, before tax:
Foreign currency translation adjustments	11,007	24,553
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(2,872)	(3,000)
Amortization of actuarial loss	14,155	10,481

Pension and other postretirement benefit items	11,283	7,481
Other	(1,086)	(2,347)

Other comprehensive income, before tax	21,204	29,687
Income tax expense related to components of other comprehensive income	(4,197)	(2,955)

Other comprehensive income, net of tax	17,007	26,732

Comprehensive income	92,841	123,901
Comprehensive income attributable to noncontrolling interests, net of tax	(9,398)	(10,178)

Comprehensive income attributable to Gannett Co., Inc.	$83,443	$113,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011
Cash flows from operating activities:
Net income	$75,834	$98,142
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	47,582	49,927
Facility consolidation charges	4,788	7,656
Pension contributions, net of pension expense	(47,604)	(1,583)
Equity income in unconsolidated investees, net	(4,312)	(3,458)
Stock-based compensation – equity awards	6,631	9,653
Change in other assets and liabilities, net	79,168	63,745

Net cash flow from operating activities	162,087	224,082

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,165)	(12,628)
Payments for acquisitions, net of cash acquired	(8,004)	(2,280)
Payments for investments	(500)	(475)
Proceeds from investments	4,326	5,465
Proceeds from sale of assets	642	3,910

Net cash used for investing activities	(21,701)	(6,008)

Cash flows from financing activities:
Payments of borrowings under revolving credit agreements, net	(97,000)	(166,000)
Dividends paid	(18,952)	(9,576)
Cost of common shares repurchased	(35,525)	—
Proceeds from issuance of common stock upon exercise of stock options	2,275	1,416
Repurchase of noncontrolling membership interest	—	(85,149)
Deferred payments for acquisitions	(1,027)	—

Net cash used for financing activities	(150,229)	(259,309)

Effect of currency exchange rate change on cash	396	438

Net decrease in cash and cash equivalents	(9,447)	(40,797)
Balance of cash and cash equivalents at beginning of period	166,926	183,014

Balance of cash and cash equivalents at end of period	$157,479	$142,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 25, 2012

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

NOTE 2 – Recent accounting standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012 and elected the second option.

NOTE 3 – Facility consolidation charges

The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened useful life. As a result of the evaluations, the Company recorded pre-tax charges in the first quarter of 2012 and 2011 of $4.8 million and $7.7 million, respectively. Deferred tax benefits were recognized in the first quarter of 2012 and 2011 for these charges and, therefore, the year-to-date after-tax impact was $2.9 million (or $0.01 per share) and $4.6 million (or $0.02 per share), respectively.

NOTE 4 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 25, 2012 and December 25, 2011.

(in thousands of dollars)

	Mar. 25, 2012		Dec. 25, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$2,875,651	$—	$2,864,885	$—
Indefinite-lived intangibles:
Mastheads and trade names	93,333	—	93,163	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	303,348	176,499	298,437	169,499
Other	44,059	20,332	43,624	18,834

Amortization expense for the first quarter of 2012 and 2011 was $7.9 million and $8.3 million, respectively. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include developed technology, patents and amortizable trade names. These assets were assigned lives of between four and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through March 25, 2012.

(in thousands of dollars)

	Publishing	Digital	Broadcasting	Total
Balance at Dec. 25, 2011
Goodwill	$7,643,255	$680,489	$1,618,522	$9,942,266
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)

Net balance at Dec. 25, 2011	592,477	653,886	1,618,522	2,864,885

Activity during the period
Acquisitions and adjustments	3,855	12	—	3,867
Foreign currency exchange rate changes	3,399	3,423	77	6,899

Total	7,254	3,435	77	10,766

Balance at Mar. 25, 2012
Goodwill	7,690,816	683,924	1,618,599	9,993,339
Accumulated impairment losses	(7,091,085)	(26,603)	—	(7,117,688)

Net balance at Mar. 25, 2012	$599,731	$657,321	$1,618,599	$2,875,651

NOTE 5 – Long-term debt

The long-term debt of the Company is summarized below:

(in thousands of dollars)

	Mar. 25, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% due April 2012	$306,567	$306,534
Borrowings under revolving credit agreements expiring September 2014	138,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,792	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	59,936	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,114	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	170,808	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,258	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,854	246,760

Total long-term debt	$1,665,329	$1,760,363

For the first three months of 2012, the Company’s long-term debt was reduced by $95.0 million reflecting net debt repayments of $97.0 million partially offset by debt discount amortization.

On March 25, 2012, the Company had unused borrowing capacity of $1.0 billion under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1.0 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio. The Company repaid the 6.375% notes that matured in April 2012 and immediately following the repayment the unused borrowing capacity under the revolving credit agreements was $638 million.

NOTE 6 – Retirement plans

The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s pension costs, which include costs for qualified and nonqualified plans, are presented in the following table:

(in thousands of dollars)

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011
Service cost-benefits earned during the period	$2,032	$2,105
Interest cost on benefit obligation	39,654	42,872
Expected return on plan assets	(47,649)	(53,099)
Amortization of prior service cost	1,928	1,875
Amortization of actuarial loss	13,505	9,281

Pension expense for Company-sponsored retirement plans	$9,470	$3,034

In the first quarter and mid-April of 2012, the Company made contributions to the Gannett Retirement Plan of $54 million and $22 million, respectively.

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

(in thousands of dollars)

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011
Service cost-benefits earned during the period	$175	$175
Interest cost on net benefit obligation	2,050	2,375
Amortization of prior service credit	(4,800)	(4,875)
Amortization of actuarial loss	650	1,200

Net periodic postretirement benefit credit	$(1,925)	$(1,125)

NOTE 8 – Income taxes

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $78 million as of December 25, 2011 and $82 million as of March 25, 2012. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 25, 2011 was $110 million and as of March 25, 2012 was $114 million. The $4 million increase reflects additions in the current year of $3 million and an increase for prior year tax positions of $6 million. These increases are partially offset by reductions for tax positions from prior years of $5 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes as a component of income tax expense interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized a net benefit from the reversal of interest and penalty expense of $2 million during the first quarter of 2012, and recognized a net interest and penalty expense of $1 million during the first quarter of 2011. The net interest and penalty benefit recognized in the first quarter of 2012 is primarily from the release of tax reserves. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 25, 2011, was approximately $35 million and as of March 25, 2012, was approximately $34 million.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2009 through 2011 tax years remain subject to examination by the IRS. The 2005 through 2011 tax years generally remain subject to examination by state authorities, and the years 2009-2011 are subject to examination in the UK. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing state audits.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $39 million within the next 12 months.

NOTE 9 – Supplemental equity information

The following table summarizes equity account activity for the thirteen week periods ended March 25, 2012 and March 27, 2011.

(in thousands of dollars)

	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	68,223	7,611	75,834
Other comprehensive income	15,220	1,787	17,007

Total comprehensive income	83,443	9,398	92,841
Dividends declared	(47,408)	—	(47,408)
Stock-based compensation	6,631	—	6,631
Treasury shares acquired	(35,525)	—	(35,525)
Other activity	2,254	—	2,254

Balance at Mar. 25, 2012	$2,337,286	$193,532	$2,530,818

(in thousands of dollars)

	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	90,493	7,649	98,142
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	23,230	3,502	26,732

Total comprehensive income	113,723	10,178	123,901
Dividends declared	(9,587)	—	(9,587)
Stock-based compensation	9,653	—	9,653
401(k) match	6,386	—	6,386
Other activity	1,452	63	1,515

Balance at Mar. 27, 2011	$2,285,381	$180,560	$2,465,941

NOTE 10 – Fair value measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 -	Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of March 25, 2012 and December 25, 2011:

(in thousands of dollars)

	Fair Value Measurements as of Mar. 25, 2012
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$19,341	$—	$—	$19,341
Rabbi trust investments	28,299	—	—	28,299

Total assets	$47,640	$—	$—	$47,640

Contingent consideration payable[a]	$—	$—	$9,745	$9,745

Total liabilities	$—	$—	$9,745	$9,745

	Fair Value Measurements as of Dec. 25, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$17,224	$—	$—	$17,224
Rabbi trust investments	26,162	—	—	26,162

Total assets	$43,386	$—	$—	$43,386

Contingent consideration payable[a]	$—	$—	$15,808	$15,808

Total liabilities	$—	$—	$15,808	$15,808

[a]

Under certain acquisition agreements entered into during fiscal 2011, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. For the thirteen weeks ended March 25, 2012, the contingent consideration was reduced by payments of $7.8 million partially offset by interest accretion and adjustments to fair value.

The fair value of the Company’s total long-term debt, based principally on quoted prices on less active markets for the individual tranches of debt (level 2), totaled $1.8 billion and $1.9 billion at March 25, 2012 and December 25, 2011, respectively.

NOTE 11 – Business segment information

The Company has determined that its reportable segments based on its management and internal reporting structures are Publishing, Digital, and Broadcasting. Publishing includes U.S. Community Publishing, Newsquest operations in the UK and the USA TODAY group. The Digital segment includes CareerBuilder, ShopLocal, Planet Discover, Reviewed.com and PointRoll. Broadcasting includes the Company’s 23 television stations and Captivate.

(in thousands of dollars)

	Thirteen weeks ended
	Mar. 25, 2012	Mar. 27, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing	$874,062	$929,785	(6.0)
Digital	168,352	157,594	6.8
Broadcasting	176,173	163,882	7.5

Total	$1,218,587	$1,251,261	(2.6)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$62,040	$117,597	(47.2)
Digital	16,263	16,085	1.1
Broadcasting	72,615	63,459	14.4
Corporate	(15,260)	(18,525)	(17.6)

Total	$135,658	$178,616	(24.1)

Depreciation, amortization and facility consolidation charges:
Publishing	$33,214	$38,920	(14.7)
Digital	7,905	7,424	6.5
Broadcasting	7,110	7,459	(4.7)
Corporate	4,141	3,780	9.6

Total	$52,370	$57,583	(9.1)

NOTE 12 – Earnings per share

The Company’s earnings per share (basic and diluted) are presented below:

(in thousands except per share amounts)

	Thirteen weeks ended
	Mar. 25, 2012	Mar. 27, 2011
Net income attributable to Gannett Co., Inc.	$68,223	$90,493

Weighted average number of common shares outstanding—basic	236,280	239,712
Effect of dilutive securities
Stock options	1,139	1,446
Restricted stock	2,632	2,150
Performance Share Units	360	—

Weighted average number of common shares outstanding—diluted	240,411	243,308

Net income per share—basic	$0.29	$0.38
Net income per share—diluted	$0.28	$0.37

NOTE 13 – Consolidated Statement of Cash Flows

Cash paid in the first quarter of 2012 and 2011 for income taxes and interest (net of amounts capitalized) was as follows:

(in thousands of dollars)

	Thirteen Weeks Ended
	Mar. 25, 2012	Mar. 27, 2011
Income taxes	$5,217	$35,979
Interest	$22,871	$21,134

NOTE 14 – Commitments, Contingencies and Other Matters

The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2012 would have increased or decreased approximately 2%.

At the end of the first quarter of 2012, the Company had approximately $138 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of less than $1 million.

The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $1.8 billion and $1.9 billion at March 25, 2012 and December 25, 2011, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of March 25, 2012, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Environmental

There have been no material developments with respect to the Company’s potential liability for environmental matters previously reported in the Company's 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/26/11 – 1/29/12	293,700	$13.84	293,700	$751,835,715
1/30/12 – 2/26/12	—	—	—	$300,000,000
2/27/12 – 3/25/12	2,105,000	$14.95	2,105,000	$268,539,647
Total	2,398,700	$14.81	2,398,700	$268,539,647

Shares in the period 12/26/11 – 1/29/12 were repurchased under the former $1 billion authorization announced on July 25, 2006. On February 21, 2012, the Company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the $1 billion program). There is no expiration date for the new $300 million stock repurchase program. However, it is targeted to be completed over the next two years. All shares repurchased were part of a publicly announced repurchase program.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012

        GANNETT CO., INC.

/s/ Teresa S. Gendron

Teresa S. Gendron

Vice President and Controller

(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 25, 2012 and December 25, 2011, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended March 25, 2012 and March 27, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 25, 2012 and March 27, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended March 25, 2012 and March 27, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.	Attached.