Form 10-Q
period 2012-06-24
GANNETT CO INC /DE/
filed 2012-08-01
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

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

The total number of shares of the registrant’s Common Stock, $1.00 par value outstanding as of June 24, 2012 was 231,421,058.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Results from Operations

Gannett Co., Inc. (the Company) reported 2012 second quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.51 compared to $0.62 for the second quarter of 2011. Earnings per diluted share on a year-to-date basis were $0.79 in 2012 compared to $0.99 last year.

Results for the second quarter of 2012 include $10 million in costs due to workforce restructuring ($6 million after-tax or $0.02 per share), non-cash facility consolidation charges of $5 million ($3 million after-tax or $0.01 per share) and pension settlement charges totaling $5 million ($3 million after-tax or $0.01 per share). Results for the second quarter of 2011 included $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share), non-cash facility consolidation charges of $6 million ($4 million after-tax or $0.02 per share) and a $20 million net tax benefit ($0.08 per share).

Results for the first six months of 2012 include $26 million in costs due to workforce restructuring ($16 million after-tax or $0.07 per share), non-cash facility consolidation charges of $10 million ($6 million after-tax or $0.03 per share) and pension settlement charges totaling $5 million ($3 million after-tax or $0.01 per share). Results for the first six months of 2011 include $15 million in costs due to workforce restructuring ($9 million after-tax or $0.04 per share), non-cash facility consolidation charges of $14 million ($8 million after-tax or $0.03 per share) and a $20 million net tax benefit ($0.08 per share).

A separate discussion of results excluding the effect of special items (Non-GAAP basis) appears on page 9.

A consolidated summary of the Company’s results is presented below:

In thousands of dollars, except per share amounts
Second Quarter
	2012	2011	Change

Operating revenues	$1,307,040	$1,334,939	(2%)
Operating expenses	1,090,522	1,093,185	—

Operating income	$216,518	$241,754	(10%)

Non-operating expense	$29,759	$32,927	(10%)

Net income attributable to Gannett Co., Inc.	$119,889	$151,527	(21%)
Per share – basic	$0.51	$0.63	(19%)
Per share – diluted	$0.51	$0.62	(18%)

Year-to-Date
	2012	2011	Change

Operating revenues	$2,525,627	$2,586,200	(2%)
Operating expenses	2,173,451	2,165,830	—

Operating income	$352,176	$420,370	(16%)

Non-operating expense	$62,983	$74,801	(16%)

Net income attributable to Gannett Co., Inc.	$188,112	$242,020	(22%)
Per share – basic	$0.80	$1.01	(21%)
Per share – diluted	$0.79	$0.99	(20%)

Operating Revenues

Operating revenues declined 2% to $1.31 billion for the second quarter of 2012 and 2% to $2.53 billion for the first six months of the year reflecting softer print advertising demand in the Company’s Publishing segment, partially offset by stronger core and politically related advertising demand in the Broadcasting segment and continued growth of CareerBuilder in the Digital segment. Publishing segment revenues declined 6% for both the quarter and year-to-date periods, reflecting in part, the impact of sluggish economic growth on advertising demand. Within publishing segment revenue, circulation revenue declined less than 1%, a sequential improvement from the first quarter comparison. Circulation revenue for U.S. Community Publishing was 1% higher in the second quarter of 2012 with the impact of the continued roll out of the new all access content subscription model driving the increase. At the end of the second quarter, the Company had just over 16,500 digital subscribers, a number that is expected to increase significantly as the new model is introduced in more publishing markets in the latter half of 2012. Broadcasting segment revenues increased 11% for the quarter and 10% for the first six months of 2012 driven by stronger advertising demand and growth in retransmission revenue. Digital segment revenues were almost 5% higher for the quarter and 6% higher for the year-to-date period primarily reflecting solid revenue growth at CareerBuilder.

Second quarter 2012 company-wide digital revenues, which include Digital segment revenues and all digital revenues generated and reported by the other business segments, were $312 million, 13% higher compared to the second quarter in 2011 and were approximately 24% of the Company’s total operating revenues. For the year-to-date period, company-wide digital revenues were $584 million, 11% higher compared to the same period in 2011. Comparisons for both the quarter and year-to-date periods reflect higher digital advertising and marketing solutions revenue and the continued rollout of the new all access content subscription model.

Operating Expenses

Operating expenses including facility consolidation, workforce restructuring and pension settlement charges, were relatively flat for the quarter and year-to-date periods in 2012. Continuing company-wide cost control and efficiency efforts were offset by strategic initiative expenses that primarily impacted the Publishing segment as well as higher pension expense. Strategic initiative expenses were $30 million for the second quarter and $50 million for the year-to-date period in 2012. These expenses are related to the continued rollout of the all access content subscription model, digital website re-launches and digital marketing service initiatives. Publishing segment expenses decreased by 3% for the quarter and 1% for the year-to-date period, reflecting the impact of continuing efficiency efforts and lower newsprint expense, offset partially by strategic initiative spending. Newsprint expense comparisons to the prior year were 7% lower in both the quarter and the first six months of 2012. The increases in Broadcast and Digital segment expenses were driven by higher costs associated with revenue growth.

Operating Income

Operating income was $217 million for the second quarter of 2012, a decrease of $25 million or 10% compared to the second quarter last year, reflecting the impact of the economy on advertising demand in the Company’s Publishing segment as well as the continuing shift of advertising to alternate forms of media, particularly digital media. Publishing segment operating income was $104 million for the quarter, down 25% from last year due to advertising softness, particularly in April and June, as well as strategic initiative spending. This was partially offset by the impact of company-wide efforts to create efficiencies and lower costs. Broadcasting segment operating income increased 18% to $95 million for the quarter due to the impact of stronger politically related ad demand as well as significantly higher core and retransmission revenue, partially offset by an increase in related sales costs and strategic initiative expenses. Digital segment operating income was $37 million, up slightly from last year as higher revenues at CareerBuilder were partially offset by higher costs associated with revenue growth.

Operating income was $352 million for the year-to-date period, a decrease of 16% compared to last year. For the year-to-date period, Publishing segment results were similarly affected by those factors mentioned for second quarter results. Broadcasting results for the year-to-date period were up 16% reflecting higher core advertising, political and retransmission fees. Digital results were up 1%, again principally reflecting higher revenues at CareerBuilder, offset by higher costs including strategic initiatives. Revenue and expense variances are discussed in more detail below.

Net Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $120 million for the second quarter of 2012, a decrease of 21% compared to 2011. Earnings per diluted share were $0.51 in the second quarter compared to $0.62 last year. For the year-to-date period, net income attributable to Gannett Co., Inc. was $188 million, a decrease of 22% compared to 2011. Earnings per diluted share were $0.79 for the year-to-date period compared to $0.99 last year. These lower results paralleled the overall change in operating income.

The following is a discussion of the Company’s reported operating segment results:

Publishing Results

Publishing revenues declined 6% to $920 million from $977 million in the second quarter last year and declined 6% to $1.79 billion for the year-to-date period. Publishing revenues are derived principally from advertising and circulation sales, which accounted for 65% and 29%, respectively, of total publishing revenues for the second quarter and 64% and 29%, respectively for the year-to-date period. Advertising revenues include amounts derived from advertising placed with print products as well as publishing related internet web sites, mobile and tablet applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.

Publishing revenues, in thousands of dollars

Second Quarter	2012	2011	Change

Advertising	$594,262	$646,864	(8%)
Circulation	263,938	265,433	(1%)
All other	62,133	64,842	(4%)

Total	$920,333	$977,139	(6%)

Year-to-Date	2012	2011	Change

Advertising	$1,145,700	$1,248,600	(8%)
Circulation	527,274	533,646	(1%)
All other	121,421	124,678	(3%)

Total	$1,794,395	$1,906,924	(6%)

The table below presents the principal categories of advertising revenues for the Publishing segment.

Advertising revenues, in thousands of dollars

Second Quarter	2012	2011	Change

Retail	$310,500	$333,104	(7%)
National	95,204	115,045	(17%)
Classified	188,558	198,715	(5%)

Total publishing advertising revenue	$594,262	$646,864	(8%)

Year-to-Date	2012	2011	Change

Retail	$589,478	$635,601	(7%)
National	185,644	219,781	(16%)
Classified	370,578	393,218	(6%)

Total publishing advertising revenue	$1,145,700	$1,248,600	(8%)

Publishing advertising revenues decreased 8% in the quarter to $594 million from $647 million in the second quarter of 2011. Advertising revenue comparisons were very volatile in the second quarter of 2012. Advertising revenues on a constant currency basis were 12% lower in April, down just 2% in May and declined 9% in June versus last year. Advertising revenues declined 8% for the year-to-date period to $1.15 billion from $1.25 billion. For U.S. publishing, advertising revenue decreased 8% for the second quarter and year-to-date period. In the UK, advertising revenues were lower by 8% for the second quarter and year-to-date period. On a constant currency basis, advertising revenues in the UK declined 5% for the second quarter and 6% for the year-to-date period. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 2% to 1.59 for the second quarter from 1.63 last year and decreased 2% to 1.58 for the year-to-date period from 1.61 last year.

The percentage changes in the advertising revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Second Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(7%)	(4%)	(7%)	(7%)
National	(18%)	3%	(17%)	(17%)
Classified	(4%)	(7%)	(5%)	(5%)

Total	(8%)	(5%)	(8%)	(8%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Retail	(7%)	(5%)	(7%)	(7%)
National	(16%)	2%	(15%)	(16%)
Classified	(5%)	(7%)	(5%)	(6%)

Total	(8%)	(6%)	(8%)	(8%)

Across the Publishing segment in the second quarter, all categories of advertising revenue comparisons were better than first quarter year-over-year comparisons except national.

Retail advertising was 7% lower in the second quarter of 2012, reflecting volatility as positive year-over-year comparisons in May did not offset softer ad demand in April and June. Retail advertising on a year-to-date basis was also down 7%.

National advertising declined 17% for the second quarter and 16% for the first six months of 2012, driven by declines at USA TODAY and U.S. Community Publishing. National advertising comparisons were positive at Newsquest for both the quarter and year-to-date periods in pounds.

Classified advertising revenue at the Company’s domestic publishing operations declined 4% for the second quarter of 2012, although the comparison improved relative to the first quarter comparisons. All domestic classified advertising category comparisons were better than first quarter comparisons. Automotive advertising was almost 1% higher compared to the second quarter last year, while employment was slightly less than 1% lower. Real estate advertising was down 14%, reflecting the slow recovery in the housing market. Classified advertising comparisons, in pounds, at Newsquest were uneven in the second quarter with lagging results in April and June offsetting slightly positive results in May.

The percentage changes in the classified revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Second Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	1%	(14%)	(1%)	(2%)
Employment	(1%)	(4%)	(2%)	(3%)
Real Estate	(14%)	(8%)	(12%)	(13%)
Legal	(3%)	—	(3%)	(3%)
Other	(7%)	(6%)	(7%)	(7%)

Total	(4%)	(7%)	(5%)	(5%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment

Automotive	(1%)	(15%)	(3%)	(3%)
Employment	(1%)	(5%)	(2%)	(3%)
Real Estate	(14%)	(8%)	(12%)	(13%)
Legal	(7%)	—	(7%)	(7%)
Other	(8%)	(5%)	(7%)	(8%)

Total	(5%)	(7%)	(5%)	(6%)

Circulation revenues declined less than 1% for the second quarter of 2012 to $264 million from $265 million last year and declined 1% to $527 million for the first six months of 2012. Circulation revenue for U.S. Community Publishing was 1% higher in the second quarter of 2012 and was up almost 1% for the first six months of 2012. Circulation revenue comparisons were up for the first time since the end of 2008. Circulation revenue comparisons improved sequentially within the second quarter as the all access content subscription model continues to be rolled out. The Company expects that the price for subscribers will increase approximately 25% to 30% as a result of the all access content subscription model. At the end of the quarter, approximately half of the U.S. Community Publishing sites had rolled out the model. The Company expects to complete substantially all of the rollout by the end of 2012. The Company is also implementing single copy price increases of 30% to 100% at nearly all its domestic daily newspapers. The Company expects total circulation revenue in U.S. Community Publishing to grow approximately 25% once all of the markets are rolled out early next year.

Net paid daily circulation for local publishing operations declined 8% for the quarter and 7% for the first six months of 2012, while Sunday net paid circulation decreased by 9% and 6%, respectively. USA TODAY’s average daily circulation decreased 1% compared to the second quarter last year and increased 1% on a year-to-date basis.

“All Other” revenues decreased 4% for the quarter and were down 3% for the year-to-date period, primarily due to a decrease in UK commercial printing revenues.

The Company’s publishing operations, including U.S. Community Publishing, USA TODAY and affiliated companies and Newsquest, generate advertising and subscription revenues from web sites, tablets, and mobile applications that are associated with their publishing businesses. These revenues are reflected within all publishing categories on the income statement discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. Digital revenues associated with publishing operations increased 29% for the quarter and 21% for the year-to-date period, reflecting the Company’s strategic efforts to provide digital advertising and marketing solutions as well as the impact of the new all access content subscription model. Digital revenues at U.S. Community Publishing were higher 33% for the quarter and 22% for the year-to-date period due to both the digital marketing solutions efforts and to the content subscription model implementations. Digital revenues at USA TODAY and its associated businesses were up 37% for the second quarter and 31% for the first six months of 2012. Digital revenues in the UK were 10% higher in pounds for the quarter and 8% higher for the year-to-date period.

Publishing operating expenses decreased by 3% in the quarter to $816 million from $838 million in the second quarter of 2011 and were down 1% to $1.63 billion for the year-to-date period. The expense declines primarily reflect the result of continued efficiency efforts as well as lower newsprint expense. These savings were partially offset by strategic initiative spending and higher workforce restructuring costs. Expenses related to strategic initiatives totaled approximately $28 million for the quarter and $46 million for the year-to-date period. Workforce restructuring costs totaled $10 million and facility consolidation costs totaled $5 million in the second quarter of 2012 compared to $9 million and $6 million, respectively, last year. For the first six months of 2012, workforce restructuring costs totaled $28 million and facility consolidation costs totaled $10 million compared to $15 million and $14 million, respectively, for the same period last year.

Newsprint expense was 7% lower in the quarter and the first six months of 2012 due to declines in consumption. For the third quarter of 2012, the Company expects its newsprint expense will again be below year ago levels.

Publishing segment operating income was $104 million in the quarter, which includes the impact of strategic investments, compared to $139 million last year, a decrease of 25%. Operating income for the year-to-date period was $166 million, a decrease of 35% compared to last year. The decrease reflects lower operating revenues, partially offset by lower operating expenses.

Digital Results

The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover.

Digital segment operating revenues were $181 million in the second quarter of 2012 compared to $173 million in 2011, an increase of 5%. Year-to-date operating revenues were $350 million compared to $331 million, an increase of 6%, primarily reflecting continued strong revenue growth at CareerBuilder. CareerBuilder continues to build market share in the U.S. and its international operations have expanded in Europe and Brazil.

Digital operating expenses were $145 million in the second quarter of 2012 compared to $137 million in 2011, an increase of 5%. Year-to-date operating expenses were $297 million compared to $279 million in 2011, an increase of 6%. Expenses increased reflecting higher costs at CareerBuilder and strategic spending on digital initiatives.

Broadcasting Results

Broadcasting includes results from the Company’s 23 television stations and Captivate. Broadcasting revenues were $205 million in the second quarter, 11% higher than the second quarter last year primarily reflecting stronger advertising demand. Revenues for the year-to-date period 2012 were $382 million, an increase of 10% from $348 million last year.

Television revenues for the quarter were $198 million, up 11% from the comparable period in 2011. Television revenues for the year-to-date period were $369 million, up 10% from the comparable period in 2011. Both the quarter and year-to-date comparisons reflect a significant increase in core and politically related advertising. Core advertising was led by an increase in auto spending, which was up almost 30% compared to last year’s second quarter, and up 22% on a year-to-date basis. Increases in medical and banking advertising categories also contributed to the higher core advertising. Political advertising increased $9 million for the second quarter of 2012 compared to last year and $13 million on a year-to-date basis. Retransmission revenues totaled $23 million for the quarter and $45 million year-to-date, both achieving an increase of 17% over the comparable periods in 2011. There are no incremental costs associated with retransmission revenues; therefore, all of these revenues contribute directly to operating income.

Total adjusted television revenues, defined to exclude the estimated incremental impact of ad revenue related to political spending, were up 6% for the second quarter and year-to-date periods of 2012. The increase was due, in part, to strengthened demand for automotive advertising and several other key categories in the quarter.

Digital revenues in Broadcasting were up 13% for the second quarter reflecting a 15% increase in revenues at Captivate and an 11% increase in digital revenue associated with the Company’s television stations. Digital revenues on a year-to-date basis were up 7%.

Based on current trends, the Company expects the percentage increase in total television revenues for the third quarter of 2012 to be in the low thirties compared to the third quarter of 2011.

Broadcasting operating expenses for the second quarter totaled $111 million, up 7% from the second quarter 2011. The increase is primarily due to approximately $2 million of strategic initiative expenses and higher sales costs associated with higher revenue. Broadcasting operating expenses for the first six months totaled $214 million, up 5% from the same period in 2011 due to $3 million of strategic initiative expenses in 2012 and higher sales costs associated with higher revenues. Operating income in 2012 was $95 million for the second quarter and $167 million for the year-to-date period compared to $80 million and $144 million, respectively in 2011.

Corporate Expense

Corporate expense in the second quarter was $19 million, up 40% from the second quarter last year due to the pension settlement charges recognized in the second quarter of 2012. Year-to-date corporate expenses increased 6% to $34 million from $32 million last year, also reflecting the impact of the pension settlement charges.

Non-Operating Income and Expense

Equity Earnings

Equity income increased 9% to $9 million for the second quarter this year and 14% to $13 million year-to-date, due primarily to strong results from Classified Ventures which were up 4% for the quarter and 19% year-to-date.

Interest Expense

The Company’s interest expense for the second quarter was $36 million, down 19% from last year reflecting lower average debt levels. Total average outstanding debt was $1.75 billion for the second quarter of 2012 compared to $2.18 billion last year. The weighted average interest rate for total outstanding debt was 7.41% for the second quarter of 2012 compared to 7.36% last year.

Interest expense for the first six months of 2012 was $76 million, down 17% from last year reflecting primarily lower average debt levels. Total average outstanding debt was $1.76 billion for the first six months of 2012 compared to $2.25 billion last year. The weighted average interest rate for total outstanding debt was 7.72% for the first six months of 2012 compared to 7.34% last year.

At the end of the second quarter of 2012, the Company had $440 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.2 million.

Other Non-Operating Items

Other non-operating items decreased $6 million for the second quarter of 2012 and $5 million year-to-date, primarily due to a gain in the second quarter of 2011 associated with the prepayment of a secured promissory note the Company received in connection with the disposition of certain publishing operations in 2010.

Provision for Income Taxes

The Company’s effective income tax rate was 30% for the second quarter of 2012, compared to 22% for the second quarter of 2011. The Company’s effective income tax rate was 29% for first six months of 2012, compared to 25% for the same period last year. The tax rates for both 2012 and 2011 reflect benefits from releases of reserves on prior year tax positions related to tax settlements and the lapse of statutes of limitations. The rate in 2011 was lower than the rate in 2012 due to a special net tax benefit of $20 million primarily from certain audit settlements. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 13.

Net Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $120 million for the second quarter of 2012, a decrease of $32 million or 21% compared to 2011. Net income attributable to Gannett Co., Inc. consists of net income reduced by net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $16 million in the second quarter of 2012 and $14 million in the same period in 2011. Earnings per diluted share were $0.51 in the second quarter of 2012 compared to $0.62 last year. For the year-to-date period of 2012, net income attributable to Gannett Co., Inc. was $188 million, a decrease of 22% compared to 2011. Net income attributable to noncontrolling interests was $23 million year-to-date in 2012 and $22 million for the same period in 2011. Earnings per diluted share were $0.79 for the year-to-date period in 2012 compared to $0.99 last year.

The weighted average number of diluted shares outstanding for the second quarter of 2012 totaled 237,136,000 compared to 243,995,000 for the second quarter of 2011. For the first six months of 2012 and 2011, the weighted average number of diluted shares outstanding totaled 238,774,000 and 243,652,000, respectively. The decrease is due to shares repurchased since the second quarter of 2011. See Part II, Item 2 for information on share repurchases.

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

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation expenses, pension settlement charges and certain credits to its income tax provision. The Company believes that such expenses are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs and accelerated depreciation. The pension settlement charges result from the acceleration of expense related to the timing of certain pension payments. The credit to the tax provision included in the second quarter of 2011 is related to a tax settlement covering multiple years.

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

Non-GAAP Financial Tables/Reconciliations

On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:

In thousands of dollars, except per share amounts
Second Quarter	2012	2011	Change

Operating revenues	$1,307,040	$1,334,939	(2%)
Adjusted operating expenses, non-GAAP basis	1,070,266	1,077,999	(1%)

Adjusted operating income, non-GAAP basis	$236,774	$256,940	(8%)

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$132,045	$140,713	(6%)

Adjusted diluted earnings per share, non-GAAP basis	$0.56	$0.58	(3%)

Year-to-Date	2012	2011	Change

Operating revenues	$2,525,627	$2,586,200	(2%)
Adjusted operating expenses, non-GAAP basis	2,132,118	2,137,021	—

Adjusted operating income, non-GAAP basis	$393,509	$449,179	(12%)

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$212,845	$239,629	(11%)

Adjusted diluted earnings per share, non-GAAP basis	$0.89	$0.98	(9%)

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts
Second Quarter	2012	2011	Change

Operating expenses (GAAP basis)	$1,090,522	$1,093,185	—
Remove special items:
Workforce restructuring	(9,736)	(8,792)	11%
Facility consolidation charges	(5,097)	(6,394)	(20%)
Pension settlement charges	(5,423)	—	* **

As adjusted (non-GAAP basis)	$1,070,266	$1,077,999	(1%)

Operating income (GAAP basis)	$216,518	$241,754	(10%)
Remove special items:
Workforce restructuring	9,736	8,792	11%
Facility consolidation charges	5,097	6,394	(20%)
Pension settlement charges	5,423	—	* **

As adjusted (non-GAAP basis)	$236,774	$256,940	(8%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$119,889	$151,527	(21%)
Remove special items (net of tax):
Workforce restructuring	5,836	5,392	8%
Facility consolidation charges	3,097	3,894	(20%)
Pension settlement charges	3,223	—	* **
Prior year tax reserve adjustments, net	—	(20,100)	* **

As adjusted (non-GAAP basis)	$132,045	$140,713	(6%)

Diluted earnings per share (GAAP basis)	$0.51	$0.62	(18%)
Remove special items (net of tax):
Workforce restructuring	0.02	0.02	—
Facility consolidation charges	0.01	0.02	(50%)
Pension settlement charges	0.01	—	* **
Prior year tax reserve adjustments, net	—	(0.08)	* **

As adjusted (non-GAAP basis) (a)	$0.56	$0.58	(3%)

(a)	Total per share amount may not sum due to rounding.

Year-to-Date	2012	2011	Change

Operating expenses (GAAP basis)	$2,173,451	$2,165,830	—
Remove special items:
Workforce restructuring	(26,025)	(14,759)	76%
Facility consolidation charges	(9,885)	(14,050)	(30%)
Pension settlement charges	(5,423)	—	***

As adjusted (non-GAAP basis)	$2,132,118	$2,137,021	—

Operating income (GAAP basis)	$352,176	$420,370	(16%)
Remove special items:
Workforce restructuring	26,025	14,759	76%
Facility consolidation charges	9,885	14,050	(30%)
Pension settlement charges	5,423	—	***

As adjusted (non-GAAP basis)	$393,509	$449,179	(12%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$188,112	$242,020	(22%)
Remove special items (net of tax):
Workforce restructuring	15,525	9,259	68%
Facility consolidation charges	5,985	8,450	(29%)
Pension settlement charges	3,223	—	***
Prior year tax reserve adjustments, net	—	(20,100)	***

As adjusted (non-GAAP basis)	$212,845	$239,629	(11%)

Diluted earnings per share (GAAP basis)	$0.79	$0.99	(20%)
Remove special items (net of tax):
Workforce restructuring	0.07	0.04	75%
Facility consolidation charges	0.03	0.03	—
Pension settlement charges	0.01	—	***
Prior year tax reserve adjustments, net	—	(0.08)	***

As adjusted (non-GAAP basis) (a)	$0.89	$0.98	(9%)

(a)	Total per share amount may not sum due to rounding.

Consolidated operating expenses on a non-GAAP basis for the second quarter of 2012, adjusted to remove costs associated with workforce restructuring, facility consolidations and pension settlement charges, declined 1% compared to 2011. Consolidated operating expense on a non-GAAP basis for the year-to-date period 2012, adjusted to remove costs associated with workforce restructuring, facility consolidations and pension settlement charges, were flat compared to 2011. This includes approximately $30 million of strategic initiative expenses for the quarter and $50 million year-to-date, as well as $4 million and $10 million increases in pension expense for the quarter and year-to-date period, respectively. Current quarter and year-to-date expense levels reflect the impact of efficiency efforts and facility consolidations in prior quarters and lower newsprint expense partially offset by higher Broadcasting and Digital segment expenses.

As a result of the above cost factors, as well as lower overall revenues, as adjusted operating income on a non-GAAP basis was $237 million for the second quarter of 2012, a decrease of 8% from the comparable period last year and was $394 million for the year-to-date period, a decrease of 12% from the comparable period last year. Adjusted net income attributable to Gannett Co., Inc. on a non-GAAP basis was $132 million for the quarter and $213 million for the year-to-date period, decreases of $9 million or 6% and $27 million or 11%, respectively, compared to last year.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s Publishing segment is presented below:

In thousands of dollars
Second Quarter	2012	2011	Change

Publishing segment operating expenses (GAAP basis)	$816,122	$838,493	(3%)
Remove special items:
Workforce restructuring	(9,736)	(8,792)	11%
Facility consolidation charges	(5,097)	(6,394)	(20%)

As adjusted (non-GAAP basis)	$801,289	$823,307	(3%)

Publishing segment operating income (GAAP basis)	$104,211	$138,646	(25%)
Remove special items:
Workforce restructuring	9,736	8,792	11%
Facility consolidation charges	5,097	6,394	(20%)

As adjusted (non-GAAP basis)	$119,044	$153,832	(23%)

Year-to-Date	2012	2011	Change

Publishing segment operating expenses (GAAP basis)	$1,628,144	$1,650,681	(1%)
Remove special items:
Workforce restructuring	(27,681)	(14,759)	88%
Facility consolidation charges	(9,885)	(14,050)	(30%)

As adjusted (non-GAAP basis)	$1,590,578	$1,621,872	(2%)

Publishing segment operating income (GAAP basis)	$166,251	$256,243	(35%)
Remove special items:
Workforce restructuring	27,681	14,759	88%
Facility consolidation charges	9,885	14,050	(30%)

As adjusted (non-GAAP basis)	$203,817	$285,052	(28%)

Publishing segment operating expenses in the second quarter of 2012 were impacted by $15 million in costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 3% to $801 million. Publishing segment operating expenses for the year-to-date period of 2012 were impacted by $38 million in costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 2% to $1.59 billion. The expense declines primarily reflect the result of continued efficiency efforts and lower costs particularly through Gannett Publishing Services and sourcing initiatives as well as lower newsprint expense, partially offset by strategic initiative expenses. As adjusted operating income for the Publishing segment on a non-GAAP basis was $119 million for the second quarter of 2012 and $204 million for the year-to-date period of 2012.

A summary of the impact of special items on the Company’s Corporate segment is presented below:

In thousands of dollars
Second Quarter	2012	2011	Change

Corporate segment operating expenses (GAAP basis)	$18,810	$13,470	40%
Remove special items:
Pension settlement charges	(5,423)	—	* **

As adjusted (non-GAAP basis)	$13,387	$13,470	(1%)

Year-to-Date	2012	2011	Change

Corporate segment operating expenses (GAAP basis)	$34,070	$31,995	6%
Remove special items:
Workforce restructuring	1,656	—	* **
Pension settlement charges	(5,423)	—	* **

As adjusted (non-GAAP basis)	$30,303	$31,995	(5%)

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

Second Quarter	2012	2011

Income before income taxes as reported	$186,759	$208,827
Net income attributable to noncontrolling interests	(15,670)	(14,000)

Gannett pretax income (GAAP basis)	171,089	194,827
Remove special items:
Workforce restructuring	9,736	8,792
Facility consolidation charges	5,097	6,394
Pension settlement charges	5,423	—

As adjusted (non-GAAP basis)	$191,345	$210,013

Provision for income taxes as reported (GAAP basis)	$51,200	$43,300
Remove special items:
Workforce restructuring	3,900	3,400
Facility consolidation charges	2,000	2,500
Pension settlement charges	2,200	—
Prior year tax reserve adjustments, net	—	20,100

As adjusted (non-GAAP basis)	$59,300	$69,300

As adjusted effective tax rate (GAAP basis)	29.9%	22.2%
As adjusted effective tax rate (non-GAAP basis)	31.0%	33.0%

Year-to-Date	2012	2011

Income before income taxes as reported	$289,193	$345,569
Net income attributable to noncontrolling interests	(23,281)	(21,649)

Gannett pretax income (GAAP basis)	265,912	323,920
Remove special items:
Workforce restructuring	26,025	14,759
Facility consolidation charges	9,885	14,050
Pension settlement charges	5,423	—

As adjusted (non-GAAP basis)	$307,245	$352,729

Provision for income taxes as reported (GAAP basis)	$77,800	$81,900
Remove special items:
Workforce restructuring	10,500	5,500
Facility consolidation charges	3,900	5,600
Pension settlement charges	2,200	—
Prior year tax reserve adjustments, net	—	20,100

As adjusted (non-GAAP basis)	$94,400	$113,100

As adjusted effective tax rate (GAAP basis)	29.3%	25.3%
As adjusted effective tax rate (non-GAAP basis)	30.7%	32.1%

The adjusted non-GAAP tax rate for the second quarter of 2012 was 31.0% compared to 33.0% for the second quarter of last year. The year-to-date adjusted non-GAAP tax rate was 30.7% and 32.1% for 2012 and 2011, respectively. The effective tax rates reflect benefits from releases of reserves on prior year tax positions.

Certain Matters Affecting Future Operating Results

Earlier this year, Gannett announced a detailed strategy focused on generating sustainable revenue growth, increasing profitability and creating shareholder value. The strategy’s three components are: (1) enhancing our core by stabilizing publishing while continuing to grow broadcast and diversified digital businesses; (2) accelerating growth by entering or expanding into related high-potential businesses; and (3) maintaining focus on operating efficiency and asset optimization. In connection with this strategy, Gannett disclosed that by 2015, it expects overall annual revenue growth in the range of 2% to 4%, and pre-tax margins to increase to between 15% and 19%.

The Company also announced a new capital program to be funded entirely through free cash flow. The Company expects to return more than $1.3 billion to shareholders by 2015. Excess cash flow will be used for further investment opportunities and opportunistic debt reduction. The new capital program includes the following actions:

•	The Board authorized a 150% increase in Gannett’s dividend to $0.80 per share on an annual basis.

•

The Board approved an acceleration of its share repurchases with a new $300 million share repurchase program targeted to be completed over the next two years, which it anticipates making an ongoing part of cash return to shareholders. Through June 24, 2012, the Company repurchased 5.8 million shares at a cost of $81 million.

•	The Company will continue to evaluate opportunistic bolt-on acquisitions.

The Company also highlighted a number of key initiatives and expected performance metrics, including:

•

A new all access content subscription model for U.S. Community Publishing, which charges for content regardless of platform. Non-subscriber access is metered and limited. The Company expects this model to contribute $100 million in earnings to the Publishing segment annually beginning in 2013. The Company also expects to generate incremental advertising revenue from digital platforms launching with the new model. As of the second quarter of 2012, the all access content subscription model had been launched in 38 markets.

•	The re-launch or development of all desktop, mobile and tablet products across Gannett by the end of 2013, beginning with USA TODAY this fall.

•

The development of a new digital marketing services business targeted at small and medium size businesses, which is expected to generate between $275 million and $350 million in annual revenue by 2015. The initiative is now fully operational in all television markets and Gannett’s top 35 domestic publishing markets.

•

The expansion of USA TODAY Sports Media Group, which is expected to be among the top five sports media companies in the country with over $300 million in annual revenue by 2015. In June 2012, USA TODAY Sports Media Group was ranked by Comscore as the fourth most visited digital sports entity.

•

Cost management and other asset optimization initiatives with total annual incremental savings expected to reach $100 million to $150 million by 2015. As part of those initiatives, Gannett Publishing Services is expected to contribute approximately $40 million to pre-tax income in 2012, with an increasing impact thereafter.

Expenses related to the strategic initiatives are expected to be approximately $10 million to $15 million in the third quarter of 2012.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The Company’s net cash flow from operating activities was $317 million for the first six months of 2012, compared to $415 million for the first six months of 2011. Net cash flow from operating activities for 2012 reflects cash contributions totaling $76 million to the Gannett Retirement Plan, the Company’s principal retirement plan. This compares to cash contributions of $14 million in 2011.

Cash flows used for investing activities totaled $34 million for the first six months of 2012. This includes $38 million of capital spending and $9 million of payments for acquisitions. The Company received $10 million of proceeds from investments and $4 million of proceeds from the sale of certain assets. For the same year-to-date period in 2011, cash flows provided by investing activities totaled $4 million, reflecting $29 million of capital spending, $12 million of payments for certain publishing and digital business acquisitions, and $15 million of payments for investments. The Company also received $26 million of proceeds from investments and $34 million of proceeds from the sale of certain assets, of which included $26 million for the prepayment of a secured promissory note.

Cash flows used for financing activities totaled $248 million for the first six months of 2012 reflecting net debt payments of $102 million, payment of dividends totaling $66 million and repurchases of common shares for $81 million. Cash flows used for financing activities totaled $437 million for the first six months of 2011 reflecting debt payments of $334 million, payment of dividends totaling $19 million and an $85 million payment made to repurchase a noncontrolling membership interest.

At the end of the second quarter of 2012, the Company’s total long-term debt was $1.7 billion and its senior leverage ratio was 1.82x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements.

The long-term debt of the Company is summarized below:

In thousands of dollars
	Jun. 24, 2012	Dec. 25, 2011

Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534

Borrowings under revolving credit agreements expiring September 2014	440,000	235,000

Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,977	247,609

Unsecured notes bearing fixed rate interest at 10% due June 2015	60,360	59,522

Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,236	247,995

Unsecured notes bearing fixed rate interest at 10% due April 2016	171,912	169,775

Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,349	247,168

Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,948	246,760

Total long-term debt	$1,662,782	$1,760,363

In April 2012, the Company repaid its 6.375% fixed rate notes using borrowings under the credit agreements. On June 24, 2012, the Company had unused borrowing capacity of $665 million under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio.

The fair value of the Company’s total long-term debt, based principally on quoted market prices for the individual tranches of debt, totaled $1.8 billion at June 24, 2012.

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

Through June 24, 2012, the Company repurchased 5.8 million shares at a cost of $81 million under the new share repurchase program.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $399 million at the end of the second quarter of 2012 versus $400 million at the end of 2011. Newsquest’s assets and liabilities at June 24, 2012 and December 25, 2011 were translated from the British pound to U.S. dollars at an exchange rate of 1.56. For the second quarter, Newsquest’s financial results were translated from the British pound to U.S. dollars at an average rate of 1.59 for 2012 compared to 1.63 last year.

The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2012 would have increased or decreased approximately 1%.

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

Non-GAAP Liquidity Measure

The Company’s free cash flow, a non-GAAP liquidity measure, was $140 million for the quarter ended June 24, 2012 and $288 million year-to-date. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments”. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s new capital program, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars
Second Quarter	2012	2011

Net cash flow from operating activities	$154,495	$190,726
Purchase of property, plant and equipment	(20,187)	(16,623)
Payments for investments	—	(14,322)
Proceeds from investments	6,067	20,216

Free cash flow	$140,375	$179,997

Year-to-Date	2012	2011

Net cash flow from operating activities	$316,582	$414,808
Purchase of property, plant and equipment	(38,352)	(29,251)
Payments for investments	(500)	(14,797)
Proceeds from investments	10,393	25,681

Free cash flow	$288,123	$396,441

Net cash flow from operating activities reflects cash contributions to the Gannett Retirement Plan, the Company’s principal retirement plan, of $22 million and $76 million in the second quarter and first six months of 2012, respectively.

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

Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the UK or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (1) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; and (p) general economic, political and business conditions; and (q) an other-than-temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The Company continues to monitor the uneven economic recovery in the U.S., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Jun. 24, 2012	Dec. 25, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$202,089	$166,926
Trade receivables, less allowance for doubtful receivables (2012 - $30,867, 2011 - $34,646)	623,431	693,194
Other receivables	19,487	17,247
Inventories	62,357	49,122
Deferred income taxes	25,054	22,771
Prepaid expenses and other current assets	87,041	106,631
Assets held for sale	27,089	19,654

Total current assets	1,046,548	1,075,545

Property, plant and equipment
Cost	4,094,935	4,106,681
Less accumulated depreciation	(2,515,651)	(2,466,454)

Net property, plant and equipment	1,579,284	1,640,227

Intangible and other assets
Goodwill	2,878,663	2,864,885
Indefinite-lived and amortizable intangible assets, less accumulated amortization	492,501	502,195
Deferred income taxes	168,524	208,650
Investments and other assets	297,671	324,948

Total intangible and other assets	3,837,359	3,900,678

Total assets	$6,463,191	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Jun. 24, 2012	Dec. 25, 2011
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$193,002	$215,975
Compensation, interest and other accruals	386,923	431,934
Dividends payable	46,640	18,935
Income taxes	47,293	3,658
Deferred income	243,996	231,435

Total current liabilities	917,854	901,937

Income taxes	100,944	112,088
Long-term debt	1,662,782	1,760,363
Postretirement medical and life insurance liabilities	158,304	163,699
Pension liabilities	823,350	908,110
Other long-term liabilities	227,340	258,228

Total liabilities	3,890,574	4,104,425

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	611,799	617,727
Retained earnings	7,370,460	7,276,200
Accumulated other comprehensive loss	(584,568)	(595,839)

	7,722,110	7,622,507

Less treasury stock, 92,997,574 shares and 87,381,638 shares, respectively, at cost	(5,355,946)	(5,294,616)

Total Gannett Co., Inc. shareholders’ equity	2,366,164	2,327,891

Noncontrolling interests	206,453	184,134

Total equity	2,572,617	2,512,025

Total liabilities and equity	$6,463,191	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$594,262	$646,864	(8.1)
Publishing circulation	263,938	265,433	(0.6)
Digital	181,326	173,447	4.5
Broadcasting	205,381	184,353	11.4
All other	62,133	64,842	(4.2)

Total	1,307,040	1,334,939	(2.1)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	720,889	739,654	(2.5)
Selling, general and administrative expenses, exclusive of depreciation	316,301	297,196	6.4
Depreciation	40,157	42,070	(4.5)
Amortization of intangible assets	8,078	7,871	2.6
Facility consolidation charges	5,097	6,394	(20.3)

Total	1,090,522	1,093,185	(0.2)

Operating income	216,518	241,754	(10.4)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	8,663	7,973	8.7
Interest expense	(36,142)	(44,741)	(19.2)
Other non-operating items	(2,280)	3,841	***

Total	(29,759)	(32,927)	(9.6)

Income before income taxes	186,759	208,827	(10.6)
Provision for income taxes	51,200	43,300	18.2

Net income	135,559	165,527	(18.1)
Net income attributable to noncontrolling interests	(15,670)	(14,000)	11.9

Net income attributable to Gannett Co., Inc.	$119,889	$151,527	(20.9)

Net income per share – basic	$0.51	$0.63	(19.0)

Net income per share – diluted	$0.51	$0.62	(17.7)

Dividends declared per share	$0.20	$0.04	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$1,145,700	$1,248,600	(8.2)
Publishing circulation	527,274	533,646	(1.2)
Digital	349,678	331,041	5.6
Broadcasting	381,554	348,235	9.6
All other	121,421	124,678	(2.6)

Total	2,525,627	2,586,200	(2.3)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	1,443,129	1,457,169	(1.0)
Selling, general and administrative expenses, exclusive of depreciation	624,620	594,743	5.0
Depreciation	79,860	83,708	(4.6)
Amortization of intangible assets	15,957	16,160	(1.3)
Facility consolidation charges	9,885	14,050	(29.6)

Total	2,173,451	2,165,830	0.4

Operating income	352,176	420,370	(16.2)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	12,975	11,431	13.5
Interest expense	(75,713)	(91,370)	(17.1)
Other non-operating items	(245)	5,138	***

Total	(62,983)	(74,801)	(15.8)

Income before income taxes	289,193	345,569	(16.3)
Provision for income taxes	77,800	81,900	(5.0)

Net income	211,393	263,669	(19.8)
Net income attributable to noncontrolling interests	(23,281)	(21,649)	7.5

Net income attributable to Gannett Co., Inc.	$188,112	$242,020	(22.3)

Net income per share – basic	$0.80	$1.01	(20.8)

Net income per share – diluted	$0.79	$0.99	(20.2)

Dividends declared per share	$0.40	$0.08	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011
Net income	$135,559	$165,527
Other comprehensive income, before tax:
Foreign currency translation adjustments	(12,297)	(3,176)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(2,878)	(3,021)
Amortization of actuarial loss	13,241	11,030
Other	(1,701)	—

Pension and other postretirement benefit items	8,662	8,009
Other	94	(3,552)

Other comprehensive (loss) income, before tax	(3,541)	1,281
Income tax expense related to components of other comprehensive income	(3,157)	(2,908)

Other comprehensive loss, net of tax	(6,698)	(1,627)

Comprehensive income	128,861	163,900
Comprehensive income attributable to noncontrolling interests, net of tax	(12,921)	(12,422)

Comprehensive income attributable to Gannett Co., Inc.	$115,940	$151,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011
Net income	$211,393	$263,669
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)
Other comprehensive income, before tax:
Foreign currency translation adjustments	(1,290)	21,377
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(5,750)	(6,021)
Amortization of actuarial loss	27,396	21,511
Other	(1,701)	—

Pension and other postretirement benefit items	19,945	15,490
Other	(992)	(5,899)

Other comprehensive income, before tax	17,663	30,968
Income tax expense related to components of other comprehensive income	(7,354)	(5,863)

Other comprehensive income, net of tax	10,309	25,105

Comprehensive income	221,702	287,801
Comprehensive income attributable to noncontrolling interests, net of tax	(22,319)	(22,600)

Comprehensive income attributable to Gannett Co., Inc.	$199,383	$265,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011
Cash flows from operating activities:
Net income	$211,393	$263,669
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	95,817	99,868
Facility consolidation charges	9,885	14,050
Pension contributions, net of pension expense	(76,266)	(21,504)
Equity income in unconsolidated investees, net	(12,975)	(11,431)
Stock-based compensation – equity awards	12,598	14,953
Change in other assets and liabilities, net	76,130	55,203

Net cash flow from operating activities	316,582	414,808

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,352)	(29,251)
Payments for acquisitions, net of cash acquired	(9,180)	(11,925)
Payments for investments	(500)	(14,797)
Proceeds from investments	10,393	25,681
Proceeds from sale of assets	4,040	34,430

Net cash (used for) provided by investing activities	(33,599)	4,138

Cash flows from financing activities:
Payments of borrowings under revolving credit agreements, net	205,000	99,000
Payments of unsecured fixed rate notes	(306,571)	(433,432)
Dividends paid	(66,241)	(19,211)
Cost of common shares repurchased	(81,010)	—
Proceeds from issuance of common stock upon exercise of stock options	2,033	1,657
Repurchase of noncontrolling membership interest	—	(85,149)
Deferred payments for acquisitions	(1,027)	—

Net cash used for financing activities	(247,816)	(437,135)

Effect of currency exchange rate change on cash	(4)	516

Net increase (decrease) in cash and cash equivalents	35,163	(17,673)
Balance of cash and cash equivalents at beginning of period	166,926	183,014

Balance of cash and cash equivalents at end of period	$202,089	$165,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 24, 2012

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

NOTE 3 – Facility consolidation charges

The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened useful life. As a result of the evaluations, the Company recorded pre-tax charges of $5.1 million and $9.9 million in the second quarter and year-to-date 2012, respectively. For the second quarter and year-to-date periods of 2011, the pre-tax charges were $6.4 million and $14.1 million, respectively. Deferred tax benefits were recognized for these charges and, therefore, the quarter and year-to-date after-tax impact was $3.1 million (or $0.01 per share) and $6.0 million (or $0.03 per share) for 2012, respectively. For the second quarter and year-to-date periods of 2011, the after tax impact was $3.9 million (or $0.02 per share) and $8.5 million (or $0.03 per share), respectively.

NOTE 4 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 24, 2012 and December 25, 2011.

(in thousands of dollars)
	Jun. 24, 2012		Dec. 25, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,878,663	$—	$2,864,885	$—
Indefinite-lived intangibles:
Mastheads and trade names	93,163	—	93,163	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	303,336	182,489	298,437	169,499
Other	44,782	21,595	43,624	18,834

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles primarily include developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through June 24, 2012.

(in thousands of dollars)
	Publishing	Digital	Broadcasting	Total
Balance at Dec. 25, 2011
Goodwill	$7,643,255	$680,489	$1,618,522	$9,942,266
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)

Net balance at Dec. 25, 2011	592,477	653,886	1,618,522	2,864,885

Activity during the period
Acquisitions and adjustments	3,895	12,677	—	16,572
Foreign currency exchange rate changes	—	(2,781)	(13)	(2,794)

Total	3,895	9,896	(13)	13,778

Balance at Jun. 24, 2012
Goodwill	7,647,150	690,385	1,618,509	9,956,044
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)

Net balance at Jun. 24, 2012	$596,372	$663,782	$1,618,509	$2,878,663

NOTE 5 – Long-term debt

The long-term debt of the Company is summarized below:

(in thousands of dollars)
	Jun. 24, 2012	Dec. 25, 2011

Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534

Borrowings under revolving credit agreements expiring September 2014	440,000	235,000

Unsecured notes bearing fixed rate interest at 8.75% due November 2014	247,977	247,609

Unsecured notes bearing fixed rate interest at 10% due June 2015	60,360	59,522

Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,236	247,995

Unsecured notes bearing fixed rate interest at 10% due April 2016	171,912	169,775

Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,349	247,168

Unsecured notes bearing fixed rate interest at 7.125% due September 2018	246,948	246,760

Total long-term debt	$1,662,782	$1,760,363

For the first six months of 2012, the Company’s long-term debt was reduced by $97.6 million reflecting net debt repayments of $102 million partially offset by debt discount amortization.

In April 2012, the Company repaid its 6.375% fixed rate notes using borrowings under the credit agreements. On June 24, 2012, the Company had unused borrowing capacity of $665 million under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio.

NOTE 6 – Retirement plans

The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s retirement plan costs, which include costs for qualified and nonqualified plans, are presented in the following table:

(in thousands of dollars)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011	Jun. 24, 2012	Jun. 26, 2011

Service cost-benefits earned during the period	$1,747	$1,841	$3,779	$3,946
Interest cost on benefit obligation	38,077	41,635	77,731	84,507
Expected return on plan assets	(47,145)	(51,424)	(94,794)	(104,523)
Amortization of prior service cost	1,917	1,859	3,845	3,734
Amortization of actuarial loss	12,919	9,508	26,424	18,789

Expense for Company-sponsored retirement plans	7,515	3,419	16,985	6,453
Settlement charges	5,423	—	5,423	—

Total retirement plan cost	$12,938	$3,419	$22,408	$6,453

For the twenty-six weeks ended June 24, 2012, the Company made contributions to the Gannett Retirement Plan (GRP) totaling $76 million. The Company contributed an additional $18 million to the GRP early in the third quarter of 2012. The President signed into law the Moving Ahead for Progress in the 21st Century Act or MAP–21 (H.R.4348) in July 2012. The bill includes, among other things, funding stabilization provisions that would affect required contributions for 2012 and 2013. Detailed guidance necessary to determine the precise impact of this legislation has not been issued. However, the Company expects no additional contributions to the GRP will be required for the remainder of 2012 based on the new legislation and a lower contribution level for 2013.

During the second quarter of 2012, the Company recorded settlement charges totaling $5.4 million as a result of the costs of settlements exceeding the sum of service and interest costs for one of the Company’s retirement plans.

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

(in thousands of dollars)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011	Jun. 24, 2012	Jun. 26, 2011

Service cost-benefits earned during the period	$98	$130	$273	$305
Interest cost on net benefit obligation	1,822	2,227	3,872	4,602
Amortization of prior service credit	(4,795)	(4,880)	(9,595)	(9,755)
Amortization of actuarial loss	322	1,522	972	2,722

Net periodic postretirement benefit credit	$(2,553)	$(1,001)	$(4,478)	$(2,126)

NOTE 8 – Income taxes

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $77.7 million as of December 25, 2011 and $83.8 million as of June 24, 2012. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 25, 2011 was $110.3 million and as of June 24, 2012 was $113.6 million. The $3.3 million increase reflects additions in the current year of $6.4 million and an increase for prior year tax positions of $9.0 million. These increases are partially offset by reductions for tax positions from prior years of $10.1 million, tax settlements of $1.2 million and the lapse of statutes of limitations of $0.9 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes as a component of income tax expense interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized a net benefit from the reversal of interest and penalty expense of $2.0 million during the second quarter of 2012, and recognized a net interest and penalty expense of $0.5 million during the second quarter of 2011. The net interest and penalty benefit recognized in the second quarter of 2012 is primarily from the release of tax reserves. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 25, 2011, was approximately $34.8 million and as of June 24, 2012, was approximately $30.9 million.

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

It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $49.3 million within the next 12 months.

NOTE 9 – Supplemental equity information

The following table summarizes equity account activity for the twenty-six week periods ended June 24, 2012 and June 26, 2011.

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	188,112	23,281	211,393
Other comprehensive income	11,271	(962)	10,309

Total comprehensive income	199,383	22,319	221,702
Dividends declared	(93,852)	—	(93,852)
Stock-based compensation	12,598	—	12,598
Treasury shares acquired	(81,010)	—	(81,010)
Other activity	1,154	—	1,154

Balance at Jun. 24, 2012	$2,366,164	$206,453	$2,572,617

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	242,020	21,649	263,669
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	23,181	1,924	25,105

Total comprehensive income	265,201	22,600	287,801
Dividends declared	(19,202)	—	(19,202)
Stock-based compensation	14,953	—	14,953
401(k) match	12,236	—	12,236
Other activity	1,811	63	1,874

Balance at Jun. 26, 2011	$2,438,753	$192,982	$2,631,735

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

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of June 24, 2012 and December 25, 2011:

(in thousands of dollars)
	Fair Value Measurements as of Jun. 24, 2012
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$30,299	$—	$—	$30,299
Rabbi trust investments	27,345	—	—	27,345

Total assets	$57,644	$—	$—	$57,644

Contingent consideration payable[a]	$—	$—	$21,925	$21,925

Total liabilities	$—	$—	$21,925	$21,925

	Fair Value Measurements as of Dec. 25, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$17,224	$—	$—	$17,224
Rabbi trust investments	26,162	—	—	26,162

Total assets	$43,386	$—	$—	$43,386

Contingent consideration payable[a]	$—	$—	$15,808	$15,808

Total liabilities	$—	$—	$15,808	$15,808

[a]

Under certain acquisition agreements entered into during fiscal 2011 and 2012, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. For the twenty-six weeks ended June 24, 2012, the contingent consideration was increased by $13.9 million as a result of new acquisitions, interest accretion and adjustments to fair value. The increase was partially offset by payments of $7.8 million.

The fair value of the Company’s total long-term debt, based principally on quoted prices on less active markets for the individual tranches of debt (level 2), totaled $1.8 billion and $1.9 billion at June 24, 2012 and December 25, 2011, respectively.

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

(in thousands of dollars)
	Thirteen weeks ended		% Inc (Dec)
	Jun. 24, 2012	Jun. 26, 2011
Net Operating Revenues:
Publishing	$920,333	$977,139	(5.8)
Digital	181,326	173,447	4.5
Broadcasting	205,381	184,353	11.4

Total	$1,307,040	$1,334,939	(2.1)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$104,211	$138,646	(24.8)
Digital	36,531	36,173	1.0
Broadcasting	94,586	80,405	17.6
Corporate	(18,810)	(13,470)	39.6

Total	$216,518	$241,754	(10.4)

Depreciation, amortization and facility consolidation charges:
Publishing	$33,736	$37,271	(9.5)
Digital	8,330	7,648	8.9
Broadcasting	7,124	7,465	(4.6)
Corporate	4,142	3,951	4.8

Total	$53,332	$56,335	(5.3)

	Twenty-six weeks ended		% Inc (Dec)
	Jun. 24, 2012	Jun. 26, 2011
Net Operating Revenues:
Publishing	$1,794,395	$1,906,924	(5.9)
Digital	349,678	331,041	5.6
Broadcasting	381,554	348,235	9.6

Total	$2,525,627	$2,586,200	(2.3)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$166,251	$256,243	(35.1)
Digital	52,794	52,258	1.0
Broadcasting	167,201	143,864	16.2
Corporate	(34,070)	(31,995)	6.5

Total	$352,176	$420,370	(16.2)

Depreciation, amortization and facility consolidation charges:
Publishing	$66,950	$76,191	(12.1)
Digital	16,235	15,072	7.7
Broadcasting	14,234	14,924	(4.6)
Corporate	8,283	7,731	7.1

Total	$105,702	$113,918	(7.2)

NOTE 12 – Earnings per share

The Company’s earnings per share (basic and diluted) are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Twenty-six weeks ended
	Jun. 24, 2012	Jun. 26, 2011	Jun. 24, 2012	Jun. 26, 2011
Net income attributable to Gannett Co., Inc.	$119,889	$151,527	$188,112	$242,020

Weighted average number of common shares outstanding - basic	233,334	240,311	234,807	240,012
Effect of dilutive securities
Stock options	679	1,451	909	1,449
Restricted stock	2,490	2,233	2,561	2,191
Performance share units	633	—	497	—

Weighted average number of common shares outstanding - diluted	237,136	243,995	238,774	243,652

Net income per share-basic	$0.51	$0.63	$0.80	$1.01

Net income per share-diluted	$0.51	$0.62	$0.79	$0.99

NOTE 13 – Consolidated Statement of Cash Flows

Cash paid in 2012 and 2011 for income taxes and interest (net of amounts capitalized) was as follows:

(in thousands of dollars)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 24, 2012	Jun. 26, 2011	Jun. 24, 2012	Jun. 26, 2011

Income taxes	$13,748	$32,098	$18,965	$68,077

Interest	$52,392	$66,477	$75,263	$91,106

NOTE 14 – Commitments, Contingencies and Other Matters

The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2012 would have increased or decreased approximately 1%.

At the end of the second quarter of 2012, the Company had approximately $440 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.2 million.

The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $1.8 billion and $1.9 billion at June 24, 2012 and December 25, 2011, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of June 24, 2012, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Environmental

There have been no material developments with respect to the Company’s potential liability for environmental matters previously reported in the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

3/26/12 – 4/29/12	738,400	$14.46	738,400	$257,860,197

4/30/12 – 5/27/12	1,244,000	$13.50	1,244,000	$241,065,540

5/28/12 – 6/24/12	1,404,500	$12.82	1,404,500	$223,054,677

Total	3,386,900	$13.43	3,386,900	$223,054,677

On February 21, 2012, the Company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the $1 billion program). There is no expiration date for the new $300 million stock repurchase program. However, it is targeted to be completed over the next two years. All shares repurchased were part of a publicly announced repurchase program.

In addition to the above, as of June 24, 2012, 144,000 shares were repurchased as part of the publicly announced repurchase program at an average price of $13.30, but were settled subsequent to the end of the quarter. The effect of those repurchases decreased the maximum dollar value available under the program to $221,140,187.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2012	GANNETT CO., INC.

/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Description of Gannett Co., Inc.’s Non-Employee Director Compensation*	Attached.

10-2	Termination Benefits Agreement dated July 23, 2012 between Gannett Co., Inc. and Victoria D. Harker.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on June 22, 2012.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 24, 2012, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 24, 2012 and December 25, 2011, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended June 24, 2012 and June 26, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended June 24, 2012 and June 26, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 24, 2012 and June 26, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.	Attached.

*	Asterisk identifies management contracts and compensatory plans or arrangements.