Form 10-Q
period 2012-09-23
GANNETT CO INC /DE/
filed 2012-10-31
CIK 39899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

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

The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of September 23, 2012 was 229,787,136.

PART I. FINANCIAL INFORMATION

Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Results from Operations

Gannett Co., Inc. (the Company) reported 2012 third quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.56 compared to $0.41 for the third quarter of 2011. Third quarter earnings, as more fully discussed under Operating Revenues, reflect a number of milestones the Company has been working toward. Broadcasting segment revenues reflected record third quarter results; circulation revenue company-wide increased over the prior year for the first time since early 2007; and company-wide digital revenues climbed above 25% of total revenues. Earnings per diluted share on a year-to-date GAAP basis were $1.35 in 2012 compared to $1.40 last year.

Results for the third quarter of 2012 include $8 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share), non-cash facility consolidation charges of $4 million ($2 million after-tax or $0.01 per share), pension settlement charges totaling $3 million ($2 million after-tax or $0.01 per share), non-cash charges of $3 million affecting non-operating items ($2 million after tax or $0.01 per share) related to a newspaper partnership investment and a $13 million net tax benefit ($0.06 per share). Results for the third quarter of 2011 included $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share) and a non-cash impairment charge for an investment in an online business of $2 million affecting non-operating items ($1 million after tax).

Results for the first nine months of 2012 include $34 million in costs due to workforce restructuring ($20 million after-tax or $0.09 per share), non-cash facility consolidation charges of $14 million ($8 million after-tax or $0.04 per share), pension settlement charges totaling $8 million ($5 million after-tax or $0.02 per share), non-cash charges of $3 million affecting non-operating items ($2 million after tax or $0.01 per share) related to a newspaper partnership investment and a $13 million net tax benefit ($0.06 per share). Results for the first nine months of 2011 included $23 million in costs due to workforce restructuring ($15 million after-tax or $0.06 per share), non-cash facility consolidation charges of $14 million ($8 million after-tax or $0.03 per share), non-cash impairment charge for an investment in an online business of $2 million affecting non-operating items ($1 million after tax) and a $20 million net tax benefit ($0.08 per share).

A separate discussion of results excluding the effect of special items (Non-GAAP basis) appears on page 9.

A consolidated summary of the Company’s results is presented below:

In thousands of dollars, except per share amounts

Third Quarter	2012	2011	Change
Operating revenues	$1,309,261	$1,266,034	3%
Operating expenses	1,092,062	1,067,873	2%

Operating income	$217,199	$198,161	10%

Non-operating expense	$29,891	$41,581	(28%)

Net income attributable to Gannett Co., Inc.	$133,083	$99,788	33%
Per share – basic	$0.58	$0.42	38%
Per share – diluted	$0.56	$0.41	37%

Year-to-Date	2012	2011	Change
Operating revenues	$3,834,888	$3,852,234	—
Operating expenses	3,265,513	3,233,703	1%

Operating income	$569,375	$618,531	(8%)

Non-operating expense	$92,874	$116,382	(20%)

Net income attributable to Gannett Co., Inc.	$321,195	$341,808	(6%)
Per share – basic	$1.38	$1.42	(3%)
Per share – diluted	$1.35	$1.40	(4%)

Operating Revenues

Operating revenues increased 3% to $1.31 billion for the third quarter of 2012, the largest increase since the fourth quarter of 2006. The improvement is due, in part, to record third quarter Broadcasting segment revenues, which were up 36% compared to last year, as well as increases in both Digital segment and Publishing circulation revenues. Publishing segment revenues declined 3% for the quarter and declined by 5% for the year-to-date periods, as secular change and the slow pace of the economic recovery resulted in softer advertising demands across most categories. Within Publishing segment revenue, circulation revenue increased by almost 6% in the third quarter, marking a change from the past trend and the first time circulation revenues increased since the first quarter of 2007. Circulation revenue for the Company’s domestic local publishing business was 10% higher in the third quarter of 2012 with the impact of the continued roll out of the all access content subscription model driving the increase. Broadcasting segment revenues increased 36% for the quarter and 18% for the first nine months of 2012 driven by strong political and Olympic ad demand as well as growth in retransmission revenue. Digital segment revenues were 5% higher for both the quarter and year-to-date period primarily reflecting solid revenue growth at CareerBuilder.

Third quarter 2012 company-wide digital revenues, which include Digital segment revenues and all digital revenues generated and reported by the other business segments, were $335 million, 23% higher compared to the third quarter in 2011 and were approximately 26% of the Company’s total operating revenues. For the year-to-date period, company-wide digital revenues were $919 million, 15% higher compared to the same period in 2011. Comparisons for both the quarter and year-to-date periods reflect the continued roll out of the all access content subscription model as well as higher digital advertising and marketing solutions revenue.

Operating Expenses

Operating expenses including facility consolidation, workforce restructuring and pension settlement charges, were slightly higher for the quarter and year-to-date periods in 2012 as compared to the same periods last year. Continuing company-wide cost control and efficiency efforts were offset by strategic initiative expenses that primarily impacted the Publishing segment as well as higher pension expense. Strategic initiative expenses were $10 million for the third quarter and $60 million for the year-to-date period in 2012. These expenses are related to the continued roll out of the all access content subscription model, digital website re-launches and digital marketing service initiatives. Publishing segment expenses increased by 1% for the quarter compared to last year, reflecting the impact of continuing efficiency efforts and lower newsprint expense, offset by strategic initiative spending and facility consolidation costs. Publishing segment expenses for the first nine months of 2012 decreased 1% compared to last year as the impact of continuing efficiency efforts and lower newsprint expense was partially offset by strategic initiative spending and higher workforce restructuring costs. Newsprint expense comparisons to the prior year were 11% lower in the quarter and 8% lower for the first nine months of 2012. The increases in Broadcast and Digital segment expenses for the quarter and year-to-date periods were driven by higher costs associated with revenue growth. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 9.

Operating Income

Operating income was $217 million for the third quarter of 2012, an increase of $19 million or 10% compared to the third quarter last year, reflecting significant increases in the Broadcasting and Digital segments, partially offset by a decline in Publishing operating income. Broadcasting segment operating income increased 73% to $119 million for the quarter due to substantial Olympic and political spending as well as higher retransmission revenue. Digital segment operating income was $40 million, up 16% from last year as higher revenues at CareerBuilder were partially offset by higher costs associated with revenue growth and strategic initiative spending. Publishing segment operating income was $74 million for the quarter, down 32% from last year due to advertising softness, strategic initiative spending and facility consolidation costs. This was partially offset by the impact of company-wide efforts to create efficiencies and lower costs.

Operating income was $569 million for the year-to-date period, a decrease of 8% compared to last year. Broadcasting results for the year-to-date period were up 35% reflecting substantial Olympic, political and retransmission revenue growth. Digital results were up 7%, again principally reflecting higher revenues at CareerBuilder, offset by higher costs including strategic initiatives. For the year-to-date period, Publishing segment results were similarly affected by those factors mentioned for third quarter results as well as an increase in workforce restructuring costs. Revenue and expense variances are discussed in more detail below.

Net Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $133 million for the third quarter of 2012, an increase of 33% compared to 2011. Earnings per diluted share were $0.56 in the third quarter compared to $0.41 last year. For the year-to-date period, net income attributable to Gannett Co., Inc. was $321 million, a decrease of 6% compared to 2011. Earnings per diluted share were $1.35 for the year-to-date period compared to $1.40 last year. These results paralleled the overall change in operating income.

The following is a discussion of the Company’s reported operating segment results:

Publishing Results

Publishing revenues declined 3% to $890 million from $918 million in the third quarter last year and declined 5% to $2.68 billion for the year-to-date period. Publishing revenue year-over-year comparisons improved sequentially within the third quarter and comparisons were better than prior quarter comparisons this year. In addition, third quarter comparisons were the best year-over-year comparisons since early 2007.

Publishing revenues are generated principally from advertising and circulation sales, which accounted for 62% and 31%, respectively, of total publishing revenues for the third quarter and 63% and 30%, respectively, for the year-to-date period. Advertising revenues include amounts generated from advertising placed with print products as well as publishing related internet web sites, mobile and tablet applications. “All other” publishing revenues are mainly from commercial printing operations. The table below presents these components of publishing revenues.

Publishing revenues, in thousands of dollars

Third Quarter	2012	2011	Change
Advertising	$552,676	$591,676	(7%)
Circulation	276,655	262,099	6%
All other	60,869	63,989	(5%)

Total	$890,200	$917,764	(3%)

Year-to-Date	2012	2011	Change
Advertising	$1,698,376	$1,840,276	(8%)
Circulation	803,929	795,745	1%
All other	182,290	188,667	(3%)

Total	$2,684,595	$2,824,688	(5%)

The table below presents the principal categories of advertising revenues for the Publishing segment.

Advertising revenues, in thousands of dollars

Third Quarter	2012	2011	Change
Retail	$281,673	$303,008	(7%)
National	90,582	98,976	(8%)
Classified	180,421	189,692	(5%)

Total publishing advertising revenue	$552,676	$591,676	(7%)

Year-to-Date	2012	2011	Change
Retail	$871,151	$938,609	(7%)
National	276,226	318,757	(13%)
Classified	550,999	582,910	(5%)

Total publishing advertising revenue	$1,698,376	$1,840,276	(8%)

Publishing advertising revenues decreased 7% in the third quarter of 2012 to $553 million and decreased 8% for the year-to-date period to $1.70 billion. Advertising continues to be impacted by the slow pace of the economic recovery, weak job growth and certain secular pressures. Third quarter year-over-year comparisons, however, were better than prior quarter comparisons this year. In the U.S., advertising revenues decreased 6% in the quarter and 8% year-to-date. On a constant currency basis, advertising revenues in the UK declined 7% for the third quarter and 6% for the year-to-date period. The average exchange rate used to translate UK publishing results from the British pound to U.S. dollars decreased 2% for both the quarter and year-to-date periods to 1.58 this year compared to 1.61 last year.

The percentage changes in the advertising revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Third Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Retail	(7%)	(6%)	(7%)	(7%)
National	(8%)	(12%)	(8%)	(8%)
Classified	(3%)	(8%)	(5%)	(5%)

Total	(6%)	(7%)	(6%)	(7%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Retail	(7%)	(5%)	(7%)	(7%)
National	(14%)	(3%)	(13%)	(13%)
Classified	(4%)	(7%)	(5%)	(5%)

Total	(8%)	(6%)	(7%)	(8%)

Across the Publishing segment in the third quarter, all categories of advertising revenue comparisons were in line with or better than second quarter comparisons. Retail advertising was 7% lower in the third quarter and year-to-date period of 2012 as tepid economic growth impacted advertising demand. National advertising declined 8% for the third quarter and 13% for the first nine months of 2012, driven by soft ad demand domestically and in the UK. Classified advertising revenue at the Company’s domestic publishing operations declined 3% for the third quarter of 2012 as compared to the same period last year and was in line with the second quarter prior period comparison. Automotive advertising was 1% higher compared to the third quarter last year, while employment was 4% lower. Real estate advertising, although down 10% compared to the third quarter of 2011, was stronger than the second quarter comparison and reflects modest improvements in the housing market. Third quarter classified advertising comparisons at Newsquest were 8% lower, in pounds, compared to last year.

The percentage changes in the classified revenue categories for domestic publishing, Newsquest and in total on a constant currency basis are as follows:

Third Quarter	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Automotive	1%	(15%)	(1%)	(1%)
Employment	(4%)	(4%)	(4%)	(5%)
Real Estate	(10%)	(9%)	(10%)	(11%)
Legal	1%	—	1%	1%
Other	(7%)	(7%)	(7%)	(8%)

Total	(3%)	(8%)	(5%)	(5%)

Year-to-Date	U.S. Publishing	Newsquest (in pounds)	Total Constant Currency	Total Publishing Segment
Automotive	—	(15%)	(2%)	(3%)
Employment	(2%)	(5%)	(3%)	(4%)
Real Estate	(13%)	(8%)	(11%)	(12%)
Legal	(4%)	—	(4%)	(4%)
Other	(8%)	(5%)	(7%)	(8%)

Total	(4%)	(7%)	(5%)	(5%)

Circulation revenues increased 6% for the third quarter of 2012 to $277 million from $262 million last year and increased 1% to $804 million for the first nine months of 2012. Company-wide circulation revenues increased for the first time since early 2007, due to the continued roll out of the all access content subscription model. Circulation revenue for the Company’s domestic local publishing business was 10% higher in the third quarter of 2012 and was up 3% for the first nine months of 2012. At the end of the quarter, 69 of the Company’s 78 targeted domestic local publishing business sites had rolled out the all access content subscription model. The Company expects to complete the remainder of the roll out by the end of 2012. Based on the first six waves of the roll out, which represent 60 markets which launched the new all access content subscription model by early August, the Company generated year-over-year circulation revenue gains in September of between 13% to 31% for each wave. The Company continues to make progress in acquiring digital-only subscribers with approximately 30,000 at the end of the third quarter, an 80% increase over the second quarter. Following the completion of the roll out of the all access content subscription model, the Company plans to implement a marketing strategy to drive further digital subscriber acquisitions, a move that the Company expects will lead to significant growth in the number of digital subscriptions.

Print net paid daily circulation for local publishing operations declined 10% for the quarter and 8% for the first nine months of 2012, while Sunday net paid circulation decreased by 12% and 8%, respectively. USA TODAY’s average daily circulation decreased 7% compared to the third quarter last year and decreased 2% on a year-to-date basis.

“All Other” revenues decreased 5% for the quarter and were down 3% for the year-to-date period, primarily due to a decrease in commercial printing revenues.

The Company’s publishing operations, including the Company’s domestic local publishing business, USA TODAY and affiliated companies and Newsquest, generate advertising and subscription revenues from web sites, tablets, and mobile applications that are associated with their publishing businesses. These revenues are reflected within all publishing categories on the income statement discussed above, and they are separate and distinct from revenue generated by businesses included in the Company’s Digital segment. Digital revenues associated with publishing operations increased 65% for the quarter and 35% for the year-to-date period, reflecting the impact of the all access content subscription model as well as the Company’s strategic efforts to provide digital advertising and marketing solutions. Digital revenues at the Company’s domestic local publishing business were higher 76% for the quarter and 40% for the year-to-date period due to the ongoing roll out of the all access content subscription model and digital marketing solutions efforts. Digital revenues at USA TODAY and its associated businesses were up 70% for the third quarter and 43% for the first nine months of 2012. Digital revenues in the UK were 10% higher in pounds for the quarter and 9% higher for the year-to-date period.

Publishing operating expenses increased by 1% in the quarter to $816 million from $810 million last year. Expenses increased slightly due to strategic initiative spending, facility consolidation costs as well as increased pension expense. These increases were partially offset by continued efficiency efforts as well as lower newsprint expense. Publishing operating expenses decreased by 1% for the year-to-date period to $2.44 billion. The decline was due to continued efficiency efforts and lower newsprint expense, partially offset by substantial spending on strategic initiatives, increased workforce restructuring and pension expense. Expenses related to strategic initiatives totaled approximately $9 million for the quarter and $55 million for the year-to-date period of 2012.

Newsprint expense was 11% lower in the quarter and 8% lower for the first nine months of 2012 due primarily to declines in consumption. For the fourth quarter of 2012, on a 13 week basis, the Company expects its newsprint expense will again be below the level of the fourth quarter of 2011.

Publishing segment operating income was $74 million in the quarter, which includes the impact of strategic investments, compared to $108 million last year, a decrease of 32%. Operating income for the year-to-date period was $240 million, a decrease of 34% compared to last year. The decreases reflect lower operating revenues and increased strategic initiative spending.

Digital Results

The Digital segment includes results for CareerBuilder, PointRoll, ShopLocal, Reviewed.com and Planet Discover.

Digital segment operating revenues were $182 million in the third quarter of 2012 compared to $174 million in 2011, an increase of 5%. Year-to-date operating revenues for the segment were $532 million compared to $505 million last year, an increase of 5%, primarily reflecting continued strong revenue growth at CareerBuilder. CareerBuilder continues to build market share in the U.S. and its international operations have expanded in Europe and Brazil.

Digital operating expenses were $142 million in the third quarter of 2012 compared to $140 million in 2011, an increase of 2%. Year-to-date operating expenses were $439 million compared to $418 million in 2011, an increase of 5%. Expenses increased reflecting higher costs at CareerBuilder and strategic spending on digital initiatives.

Broadcasting Results

Broadcasting includes results from the Company’s 23 television stations and Captivate. Broadcasting achieved record third quarter revenue and operating results as revenues were up 36% in the third quarter of 2012 compared to last year and totaled $237 million. The increase reflects the impact of significant Olympic and political advertising as well as an increase in retransmission revenues. Revenues for the year-to-date period of 2012 were $619 million, an increase of 18% from $523 million last year due. The increase also reflects Olympic, political and retransmission revenue growth as well as increased core advertising, particularly in the automotive and medical sectors.

Television revenues for the quarter were $233 million, up 38% from the comparable period in 2011. The revenue growth was driven by $42 million in politically related advertising and approximately $37 million in ad spending related to the Summer Olympics. Approximately $4 million of political spending that aired during the Olympics is included in both the political and Olympic categories. Retransmission revenues increased 12% to $22 million in the third quarter, while Television station digital revenues increased 6% versus last year.

Television revenues for the year-to-date period were $602 million, up 19% from the comparable period in 2011. The increase was due to the Olympic revenue as noted above as well as $59 million in political advertising spending achieved in 2012, an increase of $51 million compared to last year. Television station digital revenues increased 8% compared to last year. Retransmission revenues totaled $68 million year-to-date, up 15% compared to 2011. There are no incremental costs associated with retransmission revenues; therefore, all of these revenues contribute directly to operating income.

Based on current trends, the Company expects the percentage increase in total television revenues for the fourth quarter of 2012 on a 13 week basis to be in the high twenties compared to the fourth quarter of 2011.

Broadcasting operating expenses for the third quarter totaled $118 million, up 12% from the third quarter 2011. The increase is primarily due to higher sales and marketing costs associated with higher revenue during the quarter. Broadcasting operating expenses for the first nine months totaled $333 million, up 7% from the same period in 2011 due to higher sales and marketing costs associated with higher revenues. Operating income in the third quarter of 2012 was up 73% to $119 million, an increase of over $50 million on a revenue increase of $63 million. Operating income for the first nine months of 2012 was up 35% to $286 million.

Corporate Expense

Corporate expense in the third quarter was $15 million, up 19% from the third quarter last year due to the $3 million of pension settlement charges recognized in the third quarter of 2012. Year-to-date corporate expenses increased 10% to $49 million from $45 million last year, reflecting the $8 million of pension settlement charges incurred in 2012.

Non-Operating Income and Expense

Equity Earnings

Equity income increased 17% to $3 million for the third quarter of this year reflecting strong results at certain newspaper partnerships. Equity income increased 14% to $16 million for the first nine months of 2012, due primarily to strong results from Classified Ventures.

Interest Expense

The Company’s interest expense for the third quarter was $36 million, down 12% from last year reflecting lower average debt levels. Total average outstanding debt was $1.7 billion for the third quarter of 2012 compared to $2.0 billion last year. The weighted average interest rate for total outstanding debt was 7.57% for the third quarter of 2012 compared to 7.26% last year.

Interest expense for the first nine months of 2012 was $112 million, down 16% from last year reflecting primarily lower average debt levels. Total average outstanding debt was $1.7 billion for the first nine months of 2012 compared to $2.2 billion last year. The weighted average interest rate for total outstanding debt was 7.67% for the first nine months of 2012 compared to 7.31% last year.

At the end of the third quarter of 2012, the Company had $410 million in long-term floating rate obligations outstanding. A 50 basis points change in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2.1 million.

Other Non-Operating Items

Other non-operating items increased $6 million for the third quarter of 2012 and $1 million year-to-date, primarily due to increases in interest income. The year-to-date gain in 2012 is partially offset by the second quarter 2011 gain associated with the prepayment of a secured promissory note the Company received in connection with the disposition of certain publishing operations in 2010.

Provision for Income Taxes

The Company’s effective income tax rate was 22.5% for the third quarter of 2012, compared to 31.0% for the third quarter of 2011. The rate for the third quarter in 2012 was lower than the comparable rate in 2011 due to special items contributing a net tax benefit of $13.1 million resulting primarily from a multi-year federal audit settlement. The Company’s effective income tax rate was 26.6% for the first nine months of 2012, compared to 27.0% for the same period last year. The tax rates for both 2012 and 2011 reflect benefits from releases of reserves on prior year tax positions related to tax settlements and the lapse of statutes of limitations. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 13.

Net Income Attributable to Gannett Co., Inc.

Net income attributable to Gannett Co., Inc. was $133 million for the third quarter of 2012, an increase of $33 million, or 33%, compared to 2011. Net income attributable to Gannett Co., Inc. consists of net income reduced by net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $16 million in the third quarter of 2012 and $12 million in the same period in 2011. Earnings per diluted share were $0.56 in the third quarter of 2012 compared to $0.41 last year. For the year-to-date period of 2012, net income attributable to Gannett Co., Inc. was $321 million, a decrease of 6% compared to 2011. Net income attributable to noncontrolling interests was $39 million year-to-date in 2012 and $34 million for the same period in 2011. Earnings per diluted share were $1.35 for the year-to-date period in 2012 compared to $1.40 last year.

The weighted average number of diluted shares outstanding for the third quarter of 2012 totaled 235,550,000 compared to 243,350,000 for the third quarter of 2011. For the first nine months of 2012 and 2011, the weighted average number of diluted shares outstanding totaled 237,699,000 and 243,551,000, respectively. The decrease is due to shares repurchased since the third quarter of 2011. See Part II, Item 2 for information on share repurchases.

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

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation expenses, pension settlement charges, charges to investments accounted for under the equity method and certain credits to its income tax provision. The Company believes that such expenses and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs and accelerated depreciation. The pension settlement charges result from the acceleration of expense related to the timing of certain pension payments. The charge related to the equity method investment in 2011 reflects the reduction of book value to fair value caused by significant and sustained declines in the operating performance of an investee. The charge in 2012 reflects accelerated depreciation recognized by an investee related to outsourcing certain production processes. The tax benefit included in the third quarter of 2012 and the credit to the tax provision included in the first nine months of 2011 relate primarily to tax settlements covering multiple years.

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

Non-GAAP Financial Tables/Reconciliations

On an as adjusted basis using non-GAAP amounts for expenses, operating results were as follows:

In thousands of dollars, except per share amounts

Third Quarter	2012	2011	Change
Operating revenues	$1,309,261	$1,266,034	3%
Adjusted operating expenses, non-GAAP basis	1,077,358	1,059,188	2%

Adjusted operating income, non-GAAP basis	$231,903	$206,846	12%

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$130,907	$106,150	23%

Adjusted diluted earnings per share, non-GAAP basis	$0.56	$0.44	27%

Year-to-Date	2012	2011	Change
Operating revenues	$3,834,888	$3,852,234	—
Adjusted operating expenses, non-GAAP basis	3,209,476	3,196,209	—

Adjusted operating income, non-GAAP basis	$625,412	$656,025	(5%)

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$343,752	$345,779	(1%)

Adjusted diluted earnings per share, non-GAAP basis	$1.45	$1.42	2%

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts

Third Quarter	2012	2011	Change
Operating expenses (GAAP basis)	$1,092,062	$1,067,873	2%
Remove special items:
Workforce restructuring	(7,950)	(8,685)	(8%)
Facility consolidation charges	(4,231)	—	***
Pension settlement charges	(2,523)	—	***

As adjusted (non-GAAP basis)	$1,077,358	$1,059,188	2%

Operating income (GAAP basis)	$217,199	$198,161	10%
Remove special items:
Workforce restructuring	7,950	8,685	(8%)
Facility consolidation charges	4,231	—	***
Pension settlement charges	2,523	—	***

As adjusted (non-GAAP basis)	$231,903	$206,846	12%

Total non-operating (expense) income (GAAP basis)	$(29,891)	$(41,581)	(28%)
Remove special items:
Equity method investee charges	3,220	1,877	72%

As adjusted (non-GAAP basis)	$(26,671)	$(39,704)	(33%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$133,083	$99,788	33%
Remove special items (net of tax):
Workforce restructuring	4,950	5,285	(6%)
Facility consolidation and asset impairment charges	4,451	1,077	***
Pension settlement charges	1,523	—	***
Prior year tax reserve adjustments, net	(13,100)	—	***

As adjusted (non-GAAP basis)	$130,907	$106,150	23%

Diluted earnings per share (GAAP basis)	$0.56	$0.41	37%
Remove special items (net of tax):
Workforce restructuring	0.02	0.02	—
Facility consolidation and asset impairment charges	0.02	—	***
Pension settlement charges	0.01	—	***
Prior year tax reserve adjustments, net	(0.06)	—	***

As adjusted (non-GAAP basis) (a)	$0.56	$0.44	27%

(a)	Total per share amount may not sum due to rounding.

Year-to-Date	2012	2011	Change
Operating expenses (GAAP basis)	$3,265,513	$3,233,703	1%
Remove special items:
Workforce restructuring	(33,975)	(23,444)	45%
Facility consolidation charges	(14,116)	(14,050)	—
Pension settlement charges	(7,946)	—	***

As adjusted (non-GAAP basis)	$3,209,476	$3,196,209	—

Operating income (GAAP basis)	$569,375	$618,531	(8%)
Remove special items:
Workforce restructuring	33,975	23,444	45%
Facility consolidation charges	14,116	14,050	—
Pension settlement charges	7,946	—	***

As adjusted (non-GAAP basis)	$625,412	$656,025	(5%)

Total non-operating (expense) income (GAAP basis)	$(92,874)	$(116,382)	(20%)
Remove special items:
Equity method investee charges	3,220	1,877	72%

As adjusted (non-GAAP basis)	$(89,654)	$(114,505)	(22%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$321,195	$341,808	(6%)
Remove special items (net of tax):
Workforce restructuring	20,475	14,544	41%
Facility consolidation and asset impairment charges	10,436	9,527	10%
Pension settlement charges	4,746	—	***
Prior year tax reserve adjustments, net	(13,100)	(20,100)	(35%)

As adjusted (non-GAAP basis)	$343,752	$345,779	(1%)

Diluted earnings per share (GAAP basis)	$1.35	$1.40	(4%)
Remove special items (net of tax):
Workforce restructuring	0.09	0.06	50%
Facility consolidation and asset impairment charges	0.04	0.04	—
Pension settlement charges	0.02	—	***
Prior year tax reserve adjustments, net	(0.06)	(0.08)	(25%)

As adjusted (non-GAAP basis) (a)	$1.45	$1.42	2%

(a)	Total per share amount may not sum due to rounding.

Consolidated operating expenses on a non-GAAP basis for the third quarter of 2012, adjusted to remove costs associated with workforce restructuring, facility consolidations and pension settlement charges, increased 2% compared to 2011. Consolidated operating expense on a non-GAAP basis for the year-to-date period 2012, adjusted to remove costs associated with workforce restructuring, facility consolidations and pension settlement charges, were flat compared to 2011. This includes approximately $10 million of strategic initiative expenses for the quarter and $60 million year-to-date, as well as $5 million and $16 million increases in pension expense for the quarter and year-to-date period, respectively. Current quarter and year-to-date expense levels reflect higher Broadcasting and Digital segment expenses partially offset by the impact of efficiency efforts and facility consolidations in prior quarters and lower newsprint expense.

As a result of the above cost factors, as well as higher overall revenues in the third quarter, as adjusted operating income on a non-GAAP basis was $232 million for the third quarter of 2012, an increase of 12% from the comparable period last year and was $625 million for the year-to-date period, a decrease of 5% from the comparable period last year. Adjusted net income attributable to Gannett Co., Inc. on a non-GAAP basis was $131 million for the quarter and $344 million for the year-to-date period, an increase of $25 million or 23% and a decrease of $2 million or 1%, respectively, compared to last year.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s Publishing segment is presented below:

In thousands of dollars

Third Quarter	2012	2011	Change
Publishing segment operating expenses (GAAP basis)	$816,469	$809,822	1%
Remove special items:
Workforce restructuring	(7,950)	(8,685)	(8%)
Facility consolidation charges	(4,231)	—	***

As adjusted (non-GAAP basis)	$804,288	$801,137	—

Publishing segment operating income (GAAP basis)	$73,731	$107,942	(32%)
Remove special items:
Workforce restructuring	7,950	8,685	(8%)
Facility consolidation charges	4,231	—	***

As adjusted (non-GAAP basis)	$85,912	$116,627	(26%)

Year-to-Date	2012	2011	Change
Publishing segment operating expenses (GAAP basis)	$2,444,613	$2,460,503	(1%)
Remove special items:
Workforce restructuring	(35,631)	(23,444)	52%
Facility consolidation charges	(14,116)	(14,050)	—

As adjusted (non-GAAP basis)	$2,394,866	$2,423,009	(1%)

Publishing segment operating income (GAAP basis)	$239,982	$364,185	(34%)
Remove special items:
Workforce restructuring	35,631	23,444	52%
Facility consolidation charges	14,116	14,050	—

As adjusted (non-GAAP basis)	$289,729	$401,679	(28%)

Publishing segment operating expenses in the third quarter of 2012 were impacted by $12 million in costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis were relatively unchanged. Publishing segment operating expenses for the year-to-date period of 2012 were impacted by $50 million in costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items, as adjusted operating expenses on a non-GAAP basis declined 1% to $2.39 billion. Both the quarter and year-to-date comparisons are impacted by significant spending in 2012 on strategic initiatives, partially offset by continued efficiency efforts and lower newsprint expense. As adjusted operating income for the Publishing segment on a non-GAAP basis was $86 million for the third quarter of 2012 and $290 million for the year-to-date period of 2012.

A summary of the impact of special items on the Company’s Corporate segment is presented below:

In thousands of dollars

Third Quarter	2012	2011	Change
Corporate segment operating expenses (GAAP basis)	$15,116	$12,683	19%
Remove special items:
Pension settlement charges	(2,523)	—	***

As adjusted (non-GAAP basis)	$12,593	$12,683	(1%)

Year-to-Date	2012	2011	Change
Corporate segment operating expenses (GAAP basis)	$49,186	$44,678	10%
Remove special items:
Workforce restructuring	1,656	—	***
Pension settlement charges	(7,946)	—	***

As adjusted (non-GAAP basis)	$42,896	$44,678	(4%)

A summary of the impact of special items on the Company’s effective tax rate in thousands of dollars follows:

In thousands of dollars

Third Quarter	2012	2011
Income before income taxes as reported	$187,308	$156,580
Net income attributable to noncontrolling interests	(15,525)	(11,992)

Gannett pretax income (GAAP basis)	171,783	144,588
Remove special items:
Workforce restructuring	7,950	8,685
Facility consolidation and asset impairment charges	7,451	1,877
Pension settlement charges	2,523	—

As adjusted (non-GAAP basis)	$189,707	$155,150

Provision for income taxes as reported (GAAP basis)	$38,700	$44,800
Remove special items:
Workforce restructuring	3,000	3,400
Facility consolidation and asset impairment charges	3,000	800
Pension settlement charges	1,000	—
Prior year tax reserve adjustments, net	13,100	—

As adjusted (non-GAAP basis)	$58,800	$49,000

As adjusted effective tax rate (GAAP basis)	22.5%	31.0%
As adjusted effective tax rate (non-GAAP basis)	31.0%	31.6%

Year-to-Date	2012	2011
Income before income taxes as reported	$476,501	$502,149
Net income attributable to noncontrolling interests	(38,806)	(33,641)

Gannett pretax income (GAAP basis) Remove special items:	437,695	468,508
Workforce restructuring	33,975	23,444
Facility consolidation and asset impairment charges	17,336	15,927
Pension settlement charges	7,946	—

As adjusted (non-GAAP basis)	$496,952	$507,879

Provision for income taxes as reported (GAAP basis)	$116,500	$126,700
Remove special items:
Workforce restructuring	13,500	8,900
Facility consolidation and asset impairment charges	6,900	6,400
Pension settlement charges	3,200	—
Prior year tax reserve adjustments, net	13,100	20,100

As adjusted (non-GAAP basis)	$153,200	$162,100

As adjusted effective tax rate (GAAP basis)	26.6%	27.0%
As adjusted effective tax rate (non-GAAP basis)	30.8%	31.9%

The adjusted non-GAAP tax rate for the third quarter of 2012 was 31.0% compared to 31.6% for the third quarter of last year. The year-to-date adjusted non-GAAP tax rate was 30.8% and 31.9% for 2012 and 2011, respectively. The effective tax rates reflect benefits from releases of reserves on prior year tax positions.

Certain Matters Affecting Future Operating Results

Earlier this year, Gannett announced a transformational strategy focused on generating sustainable revenue growth, increasing profitability and creating shareholder value. The strategy’s three components are: (1) enhancing the Company’s core by stabilizing publishing while continuing to grow broadcast and diversified digital businesses; (2) accelerating growth by entering or expanding into related high-potential businesses; and (3) maintaining focus on operating efficiency and asset optimization. In connection with this strategy, Gannett disclosed that by 2015, it expects overall annual revenue growth in the range of 2% to 4%, and pre-tax margins to increase to between 15% and 19%.

The Company also announced a new capital allocation strategic framework to be funded entirely by free cash flow, through which the Company expects to return more than $1.3 billion to shareholders by 2015. Excess cash flow will be used for reinvestment in the business, further investment opportunities and opportunistic debt reduction. The capital allocation framework includes the following planned actions:

•	The Board authorized a 150% increase in Gannett’s dividend to $0.80 per share on an annual basis.

•

The Board approved an acceleration of its share repurchases with a new $300 million share repurchase program targeted to be completed over the two years following the announcement, which it anticipates making an ongoing part of cash return to shareholders. Through September 23, 2012, the Company repurchased 8.2 million shares at a cost of $117 million, at a average cost of $14.29 per share.

•	The Company will continue to evaluate opportunistic acquisitions.

Key initiatives and expected performance metrics include:

•

A new all access content subscription model for the Company’s local domestic publishing business, which charges for content regardless of delivery vehicle. Non-subscriber access is metered and capped. The Company expects this model to contribute approximately $100 million in operating income to the Publishing segment annually beginning in 2013. The Company also expects to generate incremental advertising revenue from digital platforms launching with the new model. As of October 15, 2012, the all access content subscription model had been launched in 71 of the 78 markets in which the Company plans to implement the subscription model.

•	The re-launch or development of all desktop, mobile and tablet products across Gannett by the end of 2013, beginning with USA TODAY this fall.

•

The development of a new digital marketing services business targeted at small and medium size businesses, which is expected to generate between $275 million and $350 million in annual revenue by 2015. The initiative is now fully operational in all television and domestic publishing markets. During the third quarter of 2012, the Company completed two acquisitions to grow its digital marketing services offerings. In August, the Company acquired BLiNQ Media which specializes in social engagement advertising. Mobestream Media was acquired by the Company in September. Mobestream Media is the developer of the Key Ring consumer loyalty application for smart phones.

•

The expansion of USA TODAY Sports Media Group, which is among the top five sports media companies in the country and is expected to generate over $300 million in annual revenue by 2015. In September 2012, USA TODAY Sports Media Group was ranked by Comscore as the 5th most visited digital sports entity.

•

Cost management through leveraging shared platforms and best practices and other asset optimization initiatives with total annual incremental savings expected to reach $100 million to $150 million by 2015.

The Company’s 2012 fiscal year will include 53 weeks compared with 52 weeks in 2011. The fourth quarter will be comprised of 14 weeks compared with 13 weeks in the fourth quarter of 2011. The Company’s results will be impacted by the extra week in 2012, particularly for the Publishing and Broadcasting segments as well as Corporate expenses.

Liquidity, Capital Resources, Financial Position, and Statements of Cash Flows

The Company’s net cash flow from operating activities was $499 million for the first nine months of 2012, compared to $603 million for the first nine months of 2011. Net cash flow from operating activities for 2012 reflects cash contributions totaling $94 million to the Gannett Retirement Plan, the Company’s principal retirement plan. This compares to cash contributions of $24 million in 2011.

Cash flows used for investing activities totaled $75 million for the first nine months of 2012. This includes $63 million of capital spending, $63 million of payments for acquisitions and $1 million of payments for investments. The Company received $15 million of proceeds from investments and $38 million of proceeds from the sale of certain assets. For the same year-to-date period in 2011, cash flows used by investing activities totaled $11 million, reflecting $46 million of capital spending, $16 million of payments for certain publishing and digital business acquisitions, and $16 million of payments for investments. The Company also received $31 million of proceeds from investments and $37 million of proceeds from the sale of certain assets, which included $26 million for the prepayment of a secured promissory note.

Cash flows used for financing activities totaled $355 million for the first nine months of 2012 reflecting net debt payments of $132 million, payment of dividends totaling $113 million and repurchases of common shares for $117 million. Cash flows used for financing activities totaled $580 million for the first nine months of 2011 reflecting net debt payments of $439 million, payment of dividends totaling $29 million, repurchase of common shares for $28 million and an $85 million payment made to repurchase a noncontrolling membership interest.

At the end of the third quarter of 2012, the Company’s total long-term debt was $1.6 billion and its senior leverage ratio was 1.76x, substantially below the maximum senior leverage ratio of 3.5x the Company is permitted to maintain under its revolving credit agreements.

The long-term debt of the Company is summarized below:

In thousands of dollars

	Sept 23, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534
Borrowings under revolving credit agreements expiring September 2014	410,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,166	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	60,803	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,359	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	173,016	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,443	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,046	246,760

Total long-term debt	$1,634,833	$1,760,363

On September 23, 2012, the Company had unused borrowing capacity of $695 million under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio.

The fair value of the Company’s total long-term debt, based principally on quoted market prices for the individual tranches of debt, totaled $1.8 billion at September 23, 2012.

On July 23, 2012, the Company announced that its board of directors approved a dividend of 20 cents per share, payable on October 1, 2012 to shareholders of record on September 7, 2012. Through September 23, 2012, the Company repurchased 8.2 million shares at a cost of $117 million under the new share repurchase program. These share repurchases are part of a program announced in late February 2012 to repurchase $300 million of shares over the two year period following the announcement. The shares will be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. The decision to buy back stock will depend on price, availability and other corporate developments. Purchases will occur from time to time and no maximum purchase price has been set. The board will regularly assess the appropriate dividend level and share repurchase levels depending on economic and market conditions.

The Company’s foreign currency translation adjustment, included in accumulated other comprehensive loss and reported as part of shareholders’ equity, totaled $421 million at the end of the third quarter of 2012 versus $400 million at the end of 2011. Newsquest’s assets and liabilities at September 23, 2012 and December 25, 2011 were translated from British pounds to U.S. dollars at an exchange rate of 1.62 and 1.56, respectively. For the third quarter, Newsquest’s financial results were translated from British pounds to U.S. dollars at an average rate of 1.58 for 2012 compared to 1.61 last year.

The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2012 would have increased or decreased approximately 1%.

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

Non-GAAP Liquidity Measure

The Company’s free cash flow, a non-GAAP liquidity measure, was $162 million for the quarter ended September 23, 2012 and $450 million year-to-date. Free cash flow, which the Company reconciles to “Net cash flow from operating activities,” is cash flow from operations reduced by “Purchase of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments”. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s new capital program, repay indebtedness, add to the Company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars

Third Quarter	2012	2011
Net cash flow from operating activities	$182,154	$188,352
Purchase of property, plant and equipment	(24,658)	(17,128)
Payments for investments	(500)	(1,250)
Proceeds from investments	4,781	5,536

Free cash flow	$161,777	$175,510

Year-to-Date	2012	2011
Net cash flow from operating activities	$498,736	$603,160
Purchase of property, plant and equipment	(63,010)	(46,379)
Payments for investments	(1,000)	(16,047)
Proceeds from investments	15,174	31,217

Free cash flow	$449,900	$571,951

Net cash flow from operating activities reflects cash contributions to the Gannett Retirement Plan, the Company’s principal retirement plan, of $18 million and $94 million in the third quarter and first nine months of 2012, respectively. Cash contributions were $10 million in the third quarter and $24 million in the first nine months of 2011.

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

Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the UK or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (1) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; and (p) general economic, political and business conditions; and (q) an other-than-temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The Company continues to monitor the uneven economic recovery in the U.S., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Sept. 23, 2012	Dec. 25, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$237,445	$166,926
Trade receivables, less allowance for doubtful receivables (2012 - $27,622, 2011 - $34,646)	631,544	693,194
Other receivables	22,868	17,247
Inventories	62,463	49,122
Deferred income taxes	25,640	22,771
Prepaid expenses and other current assets	116,242	106,631
Assets held for sale	—	19,654

Total current assets	1,096,202	1,075,545

Property, plant and equipment
Cost	4,100,075	4,106,681
Less accumulated depreciation	(2,534,547)	(2,466,454)

Net property, plant and equipment	1,565,528	1,640,227

Intangible and other assets
Goodwill	2,943,641	2,864,885
Indefinite-lived and amortizable intangible assets, less accumulated amortization	499,562	502,195
Deferred income taxes	156,231	208,650
Investments and other assets	300,199	324,948

Total intangible and other assets	3,899,633	3,900,678

Total assets	$6,561,363	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

Gannett Co., Inc. and Subsidiaries

In thousands of dollars (except per share amounts)

	Sept. 23, 2012	Dec. 25, 2011
	(Unaudited)
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and current portion of film contracts payable	$227,987	$215,975
Compensation, interest and other accruals	407,302	431,934
Dividends payable	46,268	18,935
Income taxes	52,988	3,658
Deferred income	236,658	231,435

Total current liabilities	971,203	901,937

Income taxes	78,216	112,088
Long-term debt	1,634,833	1,760,363
Postretirement medical and life insurance liabilities	155,550	163,699
Pension liabilities	811,373	908,110
Other long-term liabilities	235,427	258,228

Total liabilities	3,886,602	4,104,425

Redeemable noncontrolling interest	10,400	—

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share Authorized: 800,000,000 shares; Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	607,334	617,727
Retained earnings	7,457,438	7,276,200
Accumulated other comprehensive loss	(571,806)	(595,839)

	7,817,385	7,622,507

Less treasury stock, 94,631,496 shares and 87,381,638 shares, respectively, at cost	(5,376,780)	(5,294,616)

Total Gannett Co., Inc. shareholders’ equity	2,440,605	2,327,891

Noncontrolling interests	223,756	184,134

Total equity	2,664,361	2,512,025

Total liabilities and equity	$6,561,363	$6,616,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$552,676	$591,676	(6.6)
Publishing circulation	276,655	262,099	5.6
Digital	182,022	173,930	4.7
Broadcasting	237,039	174,340	36.0
All other	60,869	63,989	(4.9)

Total	1,309,261	1,266,034	3.4

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	720,941	721,888	(0.1)
Selling, general and administrative expenses, exclusive of depreciation	318,385	297,001	7.2
Depreciation	40,460	41,263	(1.9)
Amortization of intangible assets	8,045	7,721	4.2
Facility consolidation charges	4,231	—	***

Total	1,092,062	1,067,873	2.3

Operating income	217,199	198,161	9.6

Non-operating (expense) income:
Equity income in unconsolidated investees, net	3,005	2,563	17.2
Interest expense	(35,829)	(40,939)	(12.5)
Other non-operating items	2,933	(3,205)	***

Total	(29,891)	(41,581)	(28.1)

Income before income taxes	187,308	156,580	19.6
Provision for income taxes	38,700	44,800	(13.6)

Net income	148,608	111,780	32.9
Net income attributable to noncontrolling interests	(15,525)	(11,992)	29.5

Net income attributable to Gannett Co., Inc.	$133,083	$99,788	33.4

Net income per share – basic	$0.58	$0.42	38.1

Net income per share – diluted	$0.56	$0.41	36.6

Dividends declared per share	$0.20	$0.08	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars (except per share amounts)

	Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing advertising	$1,698,376	$1,840,276	(7.7)
Publishing circulation	803,929	795,745	1.0
Digital	531,700	504,971	5.3
Broadcasting	618,593	522,575	18.4
All other	182,290	188,667	(3.4)

Total	3,834,888	3,852,234	(0.5)

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	2,164,070	2,179,057	(0.7)
Selling, general and administrative expenses, exclusive of depreciation	943,005	891,744	5.7
Depreciation	120,320	124,971	(3.7)
Amortization of intangible assets	24,002	23,881	0.5
Facility consolidation charges	14,116	14,050	0.5

Total	3,265,513	3,233,703	1.0

Operating income	569,375	618,531	(7.9)

Non-operating (expense) income:
Equity income in unconsolidated investees, net	15,980	13,994	14.2
Interest expense	(111,542)	(132,309)	(15.7)
Other non-operating items	2,688	1,933	39.1

Total	(92,874)	(116,382)	(20.2)

Income before income taxes	476,501	502,149	(5.1)
Provision for income taxes	116,500	126,700	(8.1)

Net income	360,001	375,449	(4.1)
Net income attributable to noncontrolling interests	(38,806)	(33,641)	15.4

Net income attributable to Gannett Co., Inc.	$321,195	$341,808	(6.0)

Net income per share – basic	$1.38	$1.42	(2.8)

Net income per share – diluted	$1.35	$1.40	(3.6)

Dividends declared per share	$0.60	$0.16	***

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011
Net income	$148,608	$111,780
Other comprehensive income, before tax:
Foreign currency translation adjustments	22,163	(19,135)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(2,875)	(3,011)
Amortization of actuarial loss	13,916	10,755
Other	(12,768)	—

Pension and other postretirement benefit items	(1,727)	7,744
Other	(9,712)	2,262

Other comprehensive income (loss), before tax	10,724	(9,129)
Income tax effect related to components of other comprehensive income	3,816	(2,931)

Other comprehensive income (loss), net of tax	14,540	(12,060)

Comprehensive income	163,148	99,720
Comprehensive income attributable to noncontrolling interests, net of tax	(17,303)	(8,956)

Comprehensive income attributable to Gannett Co., Inc.	$145,845	$90,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011
Net income	$360,001	$375,449
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)
Other comprehensive income, before tax:
Foreign currency translation adjustments	20,873	2,242
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(8,625)	(9,032)
Amortization of actuarial loss	41,312	32,266
Other	(14,469)	—

Pension and other postretirement benefit items	18,218	23,234
Other	(10,704)	(3,637)

Other comprehensive income, before tax	28,387	21,839
Income tax effect related to components of other comprehensive income	(3,538)	(8,795)

Other comprehensive income, net of tax	24,849	13,044

Comprehensive income	384,850	387,520
Comprehensive income attributable to noncontrolling interests, net of tax	(39,622)	(31,556)

Comprehensive income attributable to Gannett Co., Inc.	$345,228	$355,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Gannett Co., Inc. and Subsidiaries

Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011
Cash flows from operating activities:
Net income	$360,001	$375,449
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	144,322	148,852
Facility consolidation charges	14,116	14,050
Pension contributions, net of pension expense	(91,917)	(32,413)
Equity income in unconsolidated investees, net	(15,980)	(13,994)
Stock-based compensation – equity awards	18,108	20,239
Change in other assets and liabilities, net	70,086	90,977

Net cash flow from operating activities	498,736	603,160

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,010)	(46,379)
Payments for acquisitions, net of cash acquired	(63,344)	(16,288)
Payments for investments	(1,000)	(16,047)
Proceeds from investments	15,174	31,217
Proceeds from sale of assets	37,598	36,905

Net cash used for investing activities	(74,582)	(10,592)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreements, net	175,000	174,000
Payments of unsecured fixed rate notes	(306,571)	(433,432)
Payments of unsecured floating rate term loan	—	(180,000)
Dividends paid	(112,786)	(28,830)
Cost of common shares repurchased	(116,502)	(27,913)
Proceeds from issuance of common stock upon exercise of stock options	6,606	1,707
Repurchase of noncontrolling membership interest	—	(85,149)
Deferred payments for acquisitions	(1,027)	—

Net cash used for financing activities	(355,280)	(579,617)

Effect of currency exchange rate change on cash	1,645	25

Net increase in cash and cash equivalents	70,519	12,976
Balance of cash and cash equivalents at beginning of period	166,926	183,014

Balance of cash and cash equivalents at end of period	$237,445	$195,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2012

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

NOTE 2 – Recent accounting standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles – Goodwill and Other. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this update to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012 and elected the second option.

NOTE 3 – Facility consolidation and asset impairment charges

The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened useful life. As a result of the evaluations, the Company recorded pre-tax charges of $4 million and $14 million in the third quarter and year-to-date 2012, respectively. For the year-to-date period of 2011, the pre-tax charges were $14 million. Deferred tax benefits were recognized for these charges and, therefore, the quarter and year-to-date after-tax impact was $2 million (or $0.01 per share) and $8 million (or $0.04 per share) for 2012, respectively. For the year-to-date period of 2011, the after tax impact was $8 million (or $0.03 per share).

The Company’s equity income in unconsolidated investees, net for 2012 and 2011 included special noncash charges. Third quarter and year-to-date 2012 results included $3 million pre-tax charges related to accelerated depreciation recognized by an investee. Deferred tax benefits were recognized for these charges and, therefore, the quarter and year-to-date after tax impact was $2 million (or $0.01 per share). In the third quarter of 2011, the carrying value of an investment for which the Company owns a noncontrolling interest was written down to fair value because the business underlying the investment had experienced significant and sustained operating losses, leading the Company to conclude that it was other than temporarily impaired. The investment carrying value adjustment was $2 million pre tax and $1 million on an after-tax basis, or less than $0.01 per share.

NOTE 4 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 23, 2012 and December 25, 2011.

(in thousands of dollars)	Sept. 23, 2012		Dec. 25, 2011
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$2,943,641	$—	$2,864,885	$—
Indefinite-lived intangibles:
Mastheads and trade names	95,348	—	93,163	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	311,249	189,669	298,437	169,499
Other	50,668	23,338	43,624	18,834

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over four to 25 years. Other intangibles primarily include developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through September 23, 2012.

(in thousands of dollars)	Publishing	Digital	Broadcasting	Total
Balance at Dec. 25, 2011
Goodwill	$7,643,255	$680,489	$1,618,522	$9,942,266
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)

Net balance at Dec. 25, 2011	592,477	653,886	1,618,522	2,864,885

Activity during the period
Acquisitions and adjustments	22,731	47,480	—	70,211
Foreign currency exchange rate changes	7,711	682	152	8,545

Total	30,442	48,162	152	78,756

Balance at Sept. 23, 2012
Goodwill	7,765,136	728,651	1,618,674	10,112,461
Accumulated impairment losses	(7,142,217)	(26,603)	—	(7,168,820)

Net balance at Sept. 23, 2012	$622,919	$702,048	$1,618,674	$2,943,641

NOTE 5 – Long-term debt

The long-term debt of the Company is summarized below:

(in thousands of dollars)	Sept. 23, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534
Borrowings under revolving credit agreements expiring September 2014	410,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,166	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	60,803	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,359	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	173,016	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,443	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,046	246,760

Total long-term debt	$1,634,833	$1,760,363

For the first nine months of 2012, the Company’s long-term debt was reduced by $125.5 million reflecting net debt repayments of $131.6 million partially offset by debt discount amortization.

On September 23, 2012, the Company had unused borrowing capacity of $695 million under its revolving credit agreements. In addition, its revolving credit agreements allow the Company to borrow at least $1 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the Company’s total leverage ratio.

NOTE 6 – Retirement plans

The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s retirement plan costs, which include costs for qualified and nonqualified plans, are presented in the following table:

(in thousands of dollars)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Service cost-benefits earned during the period	$1,913	$1,973	$5,692	$5,919
Interest cost on benefit obligation	38,696	42,253	116,427	126,760
Expected return on plan assets	(47,380)	(52,262)	(142,174)	(156,785)
Amortization of prior service cost	1,922	1,867	5,767	5,601
Amortization of actuarial loss	13,430	9,394	39,854	28,183

Expense for Company-sponsored retirement plans	8,581	3,225	25,566	9,678
Settlement charges	2,523	—	7,946	—

Total retirement plan cost	$11,104	$3,225	$33,512	$9,678

In July 2012, the President signed into law the Moving Ahead for Progress in the 21st Century Act or MAP–21 (H.R.4348). The bill included, among other things, funding stabilization provisions that improved the Company’s funding target attainment percentage (as defined by Section 430(d) (2) of the Internal Revenue Code) to 95% as of the beginning of 2012. This lowered required contributions for 2012 and 2013. For the thirty-nine weeks ended September 23, 2012, the Company made contributions to the Gannett Retirement Plan (GRP) totaling $94 million. No additional contributions to the GRP will be required for the remainder of 2012 based on the new legislation. Required contributions to the GRP for 2013 are not expected to exceed $36 million. However, the Company may elect to make additional contributions.

During the third quarter and year-to-date period of 2012, the Company recorded settlement charges totaling $2.5 million and $7.9 million, respectively, as a result of the costs of settlements exceeding the sum of service and interests costs for one of the Company’s pension plans.

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

(in thousands of dollars)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Service cost-benefits earned during the period	$136	$153	$409	$458
Interest cost on net benefit obligation	1,936	2,301	5,808	6,903
Amortization of prior service credit	(4,797)	(4,878)	(14,392)	(14,633)
Amortization of actuarial loss	486	1,361	1,458	4,083

Net periodic postretirement benefit credit	$(2,239)	$(1,063)	$(6,717)	$(3,189)

NOTE 8 – Income taxes

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $77.7 million as of December 25, 2011 and $72.7 million as of September 23, 2012. These amounts reflect the federal tax benefit of state tax deductions. Excluding the federal tax benefit of state tax deductions, the total amount of unrecognized tax benefits as of December 25, 2011 was $110.3 million and as of September 23, 2012 was $98.5 million. The $11.8 million decrease reflects reductions for tax positions from prior years of $20.4 million, tax settlements of $7.1 million and the lapse of statutes of limitations of $2.9 million partially offset by additions in the current year of $7.5 million and an increase for prior year tax positions of $11.1 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company also recognizes as a component of income tax expense interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The Company recognized a net benefit from the reversal of interest and penalty expense of $2.8 million and $6.2 million during the third quarters of 2012 and 2011, respectively. The net interest and penalty benefit recognized in the third quarters of 2012 and 2011 is primarily from the release of tax reserves on prior year tax positions related to tax settlements and the lapse of statutes of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of December 25, 2011, was approximately $34.8 million and as of September 23, 2012, was approximately $27.2 million.

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

NOTE 9 – Supplemental equity information

The following table summarizes equity account activity for the thirty-nine week periods ended September 23, 2012 and September 25, 2011.

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	321,195	38,806	360,001
Other comprehensive income	24,033	816	24,849

Total comprehensive income	345,228	39,622	384,850
Dividends declared	(139,957)	—	(139,957)
Stock-based compensation	18,108	—	18,108
Treasury shares acquired	(116,502)	—	(116,502)
Other activity	5,837	—	5,837

Balance at Sept. 23, 2012	2,440,605	$223,756	$2,664,361

(in thousands of dollars)	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at Dec. 26, 2010	$2,163,754	$170,319	$2,334,073
Comprehensive income:
Net income	341,808	33,641	375,449
Redeemable noncontrolling interest accretion (income not available to shareholders)	—	(973)	(973)
Other comprehensive income	14,156	(1,112)	13,044

Total comprehensive income	355,964	31,556	387,520
Dividends declared	(38,474)	—	(38,474)
Stock-based compensation	20,239	—	20,239
401(k) match	17,996	—	17,996
Treasury shares acquired	(27,913)	—	(27,913)
Other activity	1,842	63	1,905

Balance at Sept. 25, 2011	$2,493,408	$201,938	$2,695,346

On August 31, 2012, CareerBuilder acquired 74% of Economic Modeling, LLC, a software firm that specializes in employment data and labor market analytics. Shareholders for the remaining 26% of ownership hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of the noncontrolling interest is outside of the Company’s control, the $10.4 million interest is presented on the condensed consolidated balance sheet in the caption “Redeemable noncontrolling interest”.

NOTE 10 – Fair value measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities;

Level 2	-	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	-	Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of September 23, 2012 and December 25, 2011:

(in thousands of dollars)	Fair Value Measurements as of Sept. 23, 2012
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$27,863	$—	$—	$27,863
Rabbi trust investments	29,413	—	—	29,413

Total assets	$57,276	$—	$—	$57,276

Contingent consideration payable[a]	$—	$—	$27,323	$27,323

Total liabilities	$—	$—	$27,323	$27,323

	Fair Value Measurements as of Dec. 25, 2011
	Level 1	Level 2	Level 3	Total
Employee compensation related investments	$17,224	$—	$—	$17,224
Rabbi trust investments	26,162	—	—	26,162

Total assets	$43,386	$—	$—	$43,386

Contingent consideration payable[a]	$—	$—	$15,808	$15,808

Total liabilities	$—	$—	$15,808	$15,808

[a]

Under certain acquisition agreements entered into during fiscal 2011 and 2012, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. For the thirty-nine weeks ended September 23, 2012, the contingent consideration was increased by $19.3 million primarily due to new acquisitions. The increase was partially offset by payments of $7.8 million.

The fair value of the Company’s total long-term debt, based principally on quoted prices on less active markets for the individual tranches of debt (level 2), totaled $1.8 billion and $1.9 billion at September 23, 2012 and December 25, 2011, respectively.

NOTE 11 – Business segment information

The Company has determined that its reportable segments based on its management and internal reporting structures are Publishing, Digital, and Broadcasting. Publishing includes the Company’s domestic local publishing operations, Newsquest operations in the UK and the USA TODAY group. The Digital segment includes CareerBuilder, ShopLocal, Planet Discover, Reviewed.com and PointRoll. Broadcasting includes the Company’s 23 television stations and Captivate.

(in thousands of dollars)	Thirteen weeks ended
	Sept. 23, 2012	Sept. 25, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing	$890,200	$917,764	(3.0)
Digital	182,022	173,930	4.7
Broadcasting	237,039	174,340	36.0

Total	$1,309,261	$1,266,034	3.4

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$73,731	$107,942	(31.7)
Digital	39,912	34,350	16.2
Broadcasting	118,672	68,552	73.1
Corporate	(15,116)	(12,683)	19.2

Total	$217,199	$198,161	9.6

Depreciation, amortization and facility consolidation charges:
Publishing	$33,276	$30,186	10.2
Digital	8,391	7,729	8.6
Broadcasting	6,879	7,118	(3.4)
Corporate	4,190	3,951	6.0

Total	$52,736	$48,984	7.7

	Thirty-nine weeks ended
	Sept. 23, 2012	Sept. 25, 2011	% Inc (Dec)
Net Operating Revenues:
Publishing	$2,684,595	$2,824,688	(5.0)
Digital	531,700	504,971	5.3
Broadcasting	618,593	522,575	18.4

Total	$3,834,888	$3,852,234	(0.5)

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$239,982	$364,185	(34.1)
Digital	92,706	86,608	7.0
Broadcasting	285,873	212,416	34.6
Corporate	(49,186)	(44,678)	10.1

Total	$569,375	$618,531	(7.9)

Depreciation, amortization and facility consolidation charges:
Publishing	$100,226	$106,377	(5.8)
Digital	24,626	22,801	8.0
Broadcasting	21,113	22,042	(4.2)
Corporate	12,473	11,682	6.8

Total	$158,438	$162,902	(2.7)

NOTE 12 – Earnings per share

The Company’s earnings per share (basic and diluted) are presented below:

(in thousands except per share amounts)	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Net income attributable to Gannett Co., Inc.	$133,083	$99,788	$321,195	$341,808

Weighted average number of common shares outstanding - basic	230,556	239,688	233,390	239,897
Effect of dilutive securities
Stock options	729	1,586	849	1,501
Restricted stock	2,806	2,076	2,643	2,153
Performance share units	1,459	—	817	—

Weighted average number of common shares outstanding - diluted	235,550	243,350	237,699	243,551

Net income per share-basic	$0.58	$0.42	$1.38	$1.42

Net income per share-diluted	$0.56	$0.41	$1.35	$1.40

The diluted earnings per share amounts exclude the effects of approximately 13.7 million and 20.7 million stock options outstanding for 2012 and 2011 quarter to date, respectively, and 15.4 million and 19.2 million for 2012 and 2011 year–to-date, respectively, as their inclusion would be anti dilutive.

NOTE 13 – Consolidated Statement of Cash Flows

Cash paid in 2012 and 2011 for income taxes and interest (net of amounts capitalized) was as follows:

(in thousands of dollars)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Income taxes	$44,504	$47,146	$63,469	$115,223
Interest	$23,105	$27,240	$98,368	$118,346

NOTE 14 – Commitments, Contingencies and Other Matters

The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2012 would have increased or decreased approximately 1%.

At the end of the third quarter of 2012, the Company had approximately $410 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $2 million.

The fair value of the Company’s long-term debt, based on quoted market prices for the individual tranches of debt, totaled $1.8 billion and $1.9 billion at September 23, 2012 and December 25, 2011, respectively.

Item 4. Controls and Procedures

Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of September 23, 2012, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
6/25/12 – 7/29/12	660,000	$14.15	660,000	$213,715,448
7/30/12 – 8/26/12	930,000	$14.80	930,000	$199,949,330
8/27/12 – 9/23/12	776,999	$15.94	776,999	$187,562,350
Total	2,366,999	$14.99	2,366,999	$187,562,350

On February 21, 2012, the Company’s Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the $1 billion program). There is no expiration date for the new $300 million stock repurchase program. However, it is targeted to be completed over the two years following the announcement. All shares repurchased as shown above were part of this publicly announced repurchase program.

In addition to the above, as of September 23, 2012, 60,433 shares were repurchased as part of the publicly announced repurchase program, but were settled subsequent to the end of the quarter. The effect of those repurchases decreased the maximum dollar value available under the program to $186,432,511.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2012	GANNETT CO., INC.

/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101	The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 23, 2012, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 23, 2012 and December 25, 2011, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended September 23, 2012 and September 25, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended September 23, 2012 and September 25, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 23, 2012 and September 25, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.	Attached.