Form 10-K
period 2012-12-30
GANNETT CO INC /DE/
filed 2013-02-26
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012

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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 22, 2012, was $3,123,094,828. The registrant has no non-voting common equity.
As of February 3, 2013, 229,626,485 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2012 FORM 10-K

PART I

ITEM 1.BUSINESS
Company Profile
Gannett is a leading international media and marketing solutions company, delivering content and services across an integrated, multiplatform portfolio.
As a digital media leader, the company provides access to content on many different platforms, provides digital marketing services to businesses that help them use digital technology more effectively, and provides Internet-based human resource solutions.
Gannett’s rich portfolio of iconic national brands, such as USA TODAY and CareerBuilder, as well as its unique local brands in more than 100 communities, set the company apart and provide a strong brand advantage. Gannett’s properties cover a wide range of geographies, demographics and content areas, which combine to form a uniquely powerful and comprehensive portfolio of offerings for consumers and commercial clients alike.
Gannett’s connection to, and understanding of, its communities and its local market relationships – many of which have spanned decades – provide the company with strong advantages.
Gannett provides consumers with the information they seek and connects them to their communities of interest through multiple platforms including web sites, mobile and tablet products, print publications and TV stations. Gannett helps businesses grow by providing marketing solutions that reach and engage their customers across the company’s diverse platforms.
The company generates digital revenues through online content subscription fees and advertising in its various digital platforms including more than 130 publishing web sites, 21 TV web sites, the management of social engagement advertising campaigns and customer loyalty programs, a daily coupon and deal business, and online recruitment services. Gannett reaches 54.6 million unique visitors monthly or about 24.7% of the U.S. Internet audience, as measured in December 2012 by comScore Media Metrix, via web sites supported by industry-leading platforms, including CareerBuilder.com, the nation’s top human capital solutions site, USATODAY.com and USA TODAY Sports Digital Properties.
Gannett also provides its content through 82 daily U.S. publications, including USA TODAY, a multi-platform news and information media company and the nation’s largest-selling daily print publication. In September 2012, USA TODAY celebrated its 30th anniversary, re-launching a new print design format and enhanced digital platforms to provide fresh new ways of interacting with content. The company also publishes about 480 magazines and other non-dailies including USA WEEKEND. Likewise, Gannett subsidiary Newsquest is one of the United Kingdom’s leading regional community news providers with 17 daily paid-for titles, more than 200 weekly print products, magazines and trade publications, and a network of web sites. More than 9 million unique users access the Newsquest network of news web sites each month.
In addition, the company operates 23 television stations in 19 U.S. markets with a total market reach of nearly 21 million households, 18.1% of the U.S. population. Each of these stations also operates locally oriented digital platforms offering news, entertainment and advertising content. Through its Captivate subsidiary, which operates video screens in elevators of office buildings and select hotel lobbies across North America, the company's broadcasting group delivers news, information and advertising to a highly desirable demographic in key urban markets.

Many of the company’s digital offerings are tightly integrated within its existing infrastructure and publishing or broadcasting product offerings, and reported within the operating results of its Publishing and Broadcasting Segments. In addition, the company also separately reports a Digital Segment which includes stand-alone digital subsidiaries including CareerBuilder, ShopLocal, PointRoll and Reviewed.com.
During 2012, CareerBuilder, the largest online job site in the U.S., continued to grow its reach domestically, expand internationally and enhance its product set. It has a presence in more than 60 markets worldwide, and a focus on technology solutions and niche sites. In 2012, CareerBuilder acquired Economic Modeling Specialists Intl. (EMSI), which specializes in gathering and interpreting vast amounts of labor market data and employment information. The company believes that combining EMSI’s “Big Data” expertise with CareerBuilder’s leading practices and processes will enable CareerBuilder to deliver deeper and more targeted employment and labor market information to customers. During 2012, CareerBuilder also continued to grow its global businesses with the acquisitions of Top Language Jobs in the U.K., the leading global online job site for multi-language jobs and candidates, and Ceviu, the leading information technology job board in Brazil.
PointRoll provides online advertisers with rich media marketing services. In October 2012, Gannett acquired Rovion, a rich-media advertising company whose primary product, Ad Composer, includes a self-service technology platform that enables the full development and deployment of rich media and mobile HTML5 ads by clients who do not have coding expertise. Rovion is being integrated into PointRoll’s operations and technology platform, which will be leveraged across the entire Gannett network to fulfill the needs of agencies and advertisers. In early 2011, Gannett acquired Reviewed.com, which operates a group of product-review web sites that provide comprehensive and comparative reviews for technology products such as digital cameras, camcorders and high-definition televisions as well as household products and services.
Complementing its core Digital, Publishing and Broadcasting segments, the company has made significant strides accelerating its digital strategy through key investments and partnerships in the online space. These include a partnership investment in the highly successful Classified Ventures, which owns and operates the Cars.com and Apartments.com web sites.
To enhance the company’s delivery of these products and platforms, Gannett reorganized its local marketing services efforts in late 2011 and created Gannett Digital Marketing Services (GDMS). GDMS provides a one-stop shop for digital marketing services to help tens of thousands of small and medium-sized businesses use digital technology to more effectively reach their customers. To further expand the scope of its digital marketing products and services, and continue to enhance its robust digital solutions product suite, Gannett acquired BLiNQ Media, which helps companies advertise and engage with consumers on Facebook and other social networks, and Mobestream Media, which, through its Key Ring application, provides a consumer loyalty mobile platform for all major types of smartphones.
Business Transformation and Initiatives: 2012 was a watershed year as Gannett launched a new strategic direction for the company. Gannett laid out a new strategy to return the company to sustainable revenue growth and increased profitability while positioning it for expansion in the digital era.

The company’s growth strategy is aimed at achieving three main objectives:

•	Enhance its local core news and marketing operations to make its local franchises stronger and its ties with the communities even deeper;

•	Leverage its hometown and brand advantages to accelerate growth by entering into or expanding high potential businesses;

•	Optimize its assets and maintain a strong financial profile to improve efficiency and effectiveness, allowing the company to self-fund growth while delivering increased shareholder value.

The company also announced a new capital allocation plan, which aims to return over $1.3 billion to shareholders by 2015. As part of that plan, the company increased the annual dividend by 150% to $0.80 per share; and launched a new $300 million share repurchase program in February 2012. Against these targets, in 2012 alone, through the combination of the increase in the company’s annual dividend and the new share repurchase program, Gannett paid more than $158 million in dividends to shareholders and repurchased approximately 10.3 million shares for $154 million.
The company is implementing the growth strategy through a plan built to leverage Gannett advantages. These include the company’s long history of being a trusted source of relevant, reliable, valued news and information in its markets and the close working relationships the company has with more than 150,000 small to medium-sized businesses.
To implement the strategy, Gannett is committed to revitalizing local and national news and information capabilities while enabling subscribers to access Gannett content across a variety of digital platforms as well as print. The new digital platforms broadened access to content, and also opened new ways for advertisers and marketers to engage with consumers.
Gannett created an integrated national sales organization in 2012 to fully leverage its local-to-national reach, growing national advertising revenues across Gannett’s robust publishing and digital businesses.
At the same time, Gannett pursued strategic initiatives in seven primary categories: Digital Relaunch & Mobile; USA TODAY Sports Media Group; Digital Marketing Services; All-Access Content Subscription Model; Gannett Publishing Services; Sourcing; and Space Consolidation.
Gannett made significant progress in implementing its strategy across each of its business segments – Publishing, Broadcast and Digital. Progress on these strategic initiatives is highlighted below:

•
The Digital Relaunch and Mobile initiative focused on building out its software and infrastructure for a “One Gannett” platform and creating new award-winning desktop products and mobile apps.  Digital teams migrated more than 400 mobile and desktop sites to a single ad server from historically different ad servers. Gannett also created a new digital content management system; built and deployed the U.S. Community Publishing (USCP) online subscription system; and relaunched USA TODAY.com. In addition, the mobile team built and launched over 200 mobile products, including new USCP tablet editions, multiple USA TODAY mobile products for phone and tablet, and the Broadcasting iPad apps. USA TODAY was named Mobile Publisher of the Year by Mobile Marketer, and its new site received the Cutting Edge award from FWA/Adobe.

•
USA TODAY Sports Media Group covers sports from the local high school level through college and professional teams and continues to leverage USA TODAY’s 30-year relationship with American sports fans by driving growth in the digital sports market. In 2012, USA TODAY Sports Media Group streamlined coverage and became one of the nation’s top five digital sports destinations with over 20 million unique visitors each month. Group highlights include:

•	Acquisition of Fantasy Sports Ventures/Big Lead Sports, a leading digital sports site in North America.

•
Rolling out USA TODAY’s Sports Pulse digital content syndication to all local markets, which included content from USA TODAY Sports, Gannett’s more than 100 local media brands, Sports On Earth (a joint services agreement between USA TODAY Sports and Major League Baseball Advanced Media) and the hundreds of sites within USA TODAY Sports Digital Properties such as thebiglead.com and mixed martial arts site MMAjunkie.com, among others.

•	Increased partnership with UFC and continued expansion of relationships with other league partners such as NASCAR and the PGA Tour.

•	Relaunching USA TODAY’s Sports section in print and online.

•	Re-branding US PRESSWIRE, its dedicated sports image service providing coverage for nearly 10,000 events each year, to USA TODAY Sports Images.

•
Relaunching and re-branding its high school sports web site, highschoolsports.net, as USA TODAY High School Sports (www.usatodayhss.com), which anchors the group’s comprehensive national coverage of all boys’ and girls’ high school sports throughout the country, as well as for the more than 100 local media properties within the company.

•
GDMS was created to provide a one-stop shop for digital marketing services to help tens of thousands of small and medium-sized businesses in Gannett markets use digital technology to more effectively reach customers. GDMS enables Gannett sites to deepen their long-standing relationships with advertisers, who see Gannett local media as familiar, knowledgeable and trusted partners.

•
By year-end, the planned GDMS roll out was complete and Gannett’s local publishing and broadcast markets were offering clients a broad suite of digital services such as daily deals, coupons, loyalty programs, email marketing, search engine optimization and online marketing.

•
Gannett completed acquisitions of BLiNQ Media, a company which helps businesses advertise and engage with consumers on Facebook and other social networks, and Mobestream Media, which through its Key Ring application, provides a consumer loyalty mobile platform for all major types of smartphones.

•
GDMS expanded DealChicken, its daily deals offering, to 12 new U.S. Community Publishing markets in 2012. DealChicken has been rolled out within 72 markets, helping local area merchants create and expand their brand awareness as well as deliver a loyal following of repeat customers.

•
USCP continued to transform itself as it successfully implemented the roll-out of its all-access content subscription model for its local media in 78 markets across the U.S. This program makes USCP’s unique, local, high-quality content available when and how consumers want it, digitally or in print. The subscription model built on earlier 2010 tests in three markets and 2011 research efforts, offers a variety of options to consumers and advertisers. All subscriptions include full web, mobile, e-Edition and tablet access, with subscription prices that vary according to the frequency of print home delivery. Single-copy print editions continue to be sold at retail outlets. Circulation revenues increased 8% in 2012 at the company’s local domestic publishing units driven by the impact of the all-access roll out. The focus in 2013 will shift to enhancing operations and growing digital subscribers.

•
2012 was the first full year of operation of Gannett Publishing Services (GPS), which centralized the circulation, print production and consumer sales and services functions of USCP, USA TODAY, and Gannett Offset divisions under one organizational structure. GPS provides printing services from 43 U.S. locations. This allows Gannett publishers to focus on strengthening the core elements of their local business – which are providing valued news and information, building advertising sales and expanding their strong community ties. GPS also opened up new revenue generation opportunities in third-party production, printing and packaging services as an integrated nationwide business.

•
Throughout 2012, Gannett took a number of steps under its sourcing initiative to create greater efficiencies, including driving savings through outsourcing, centralization, renegotiations of vendor contracts and demand management.

•
The space consolidation initiative continues to evaluate opportunities to optimize Gannett’s real estate portfolio, which include selling older, under utilized buildings and relocating to more efficient office space; reconfiguring space to take advantage of leasing and subleasing opportunities, as well as other options. For example, Gannett’s Los Angeles office moved to more efficient space and Chicago offices consolidated locations in 2012. A number of Gannett properties, including those in Westchester, NY, and Des Moines, IA, were put on the market and new, more collaborative-designed leased space is currently under construction. During 2012 alone, Gannett executed 12 real estate transactions, realizing proceeds of nearly $40 million.

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

•
PointRoll, a leading multi-screen digital advertising and technology company that enables advertisers, agencies and publishers to create, deliver and measure interactive online video, rich media display, mobile and social campaigns.

•	ShopLocal, a leader in multichannel shopping and advertising services.

•
Reviewed.com, a group of product review web sites that provide comprehensive, comparative reviews of technology and household products and services. Reviewed.com is a key element in the company’s consumer media strategy.

•	USA WEEKEND, a weekly magazine carried by more than 800 local publishers with an aggregate circulation reach of 22.5 million.

•	Clipper Magazine, a direct mail advertising magazine that publishes more than 450 individual market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in 29 states.

•
Gannett Government Media, which operates military and defense publications and has expanded into the broadcasting and online arenas. Gannett Government Media collaborates with Gannett Washington, D.C., TV station WUSA to produce “This Week in Defense News” which airs on Sunday mornings.

•
Gannett Healthcare Group publishes magazines specializing in news, continuing education opportunities and employment opportunities for nurses and allied health professionals with a combined circulation of 730,000. Its websites, Nurse.com, TodayinPT.com and TodayinOT.com feature news, continuing education opportunities and employment opportunities for allied health professionals. Gannett Healthcare Group also operates Gannett Education, which delivers continuing education opportunities to nurses and allied health professionals and includes ContinuingEducation.com and PearlsReview.com, an online nursing certification and continuing education web site.

•
GDMS was established to aggressively maximize scale and further enhance Gannett’s product offerings. GDMS, a cross-divisional organization, includes GannettLocal, DealChicken, Clipper’s Double-Take Deals, ShopLocal, BLiNQ Media and Mobestream Media. The new business organization helps the company better leverage its local sales forces across divisions and maximize its ability to build, acquire or partner to deliver the high-quality digital marketing solutions needed to help customers succeed in Gannett markets and beyond. It is also responsible for product fulfillment functions such as building web sites, e-mail marketing, search engine marketing, search engine optimization, daily deals, mobile loyalty and social media marketing; expansion of GannettLocal in building a high-quality telemarketing sales force to work with small customers; and training and integrating the sales forces at the company’s 100-plus local media properties.

Strategic Acquisitions: In October 2012, Gannett acquired Rovion. Rovion’s primary product, Ad Composer, includes a self-service technology platform that enables the full development and deployment of rich media and mobile HTML5 ads by clients who do not have coding expertise.
In September 2012, Gannett acquired Mobestream Media, developer of the Key Ring consumer rewards mobile platform (“Key Ring”) available on all major smartphones. Consumers download the free Key Ring application to scan and store existing loyalty cards, join new rewards programs, get mobile coupons and other promotional offers delivered to their smartphones.
Also in September 2012, CareerBuilder acquired a controlling interest in EMSI. EMSI is an economic software firm that specializes in employment data and labor market analysis. EMSI collects and interprets large amounts of labor data, which is used in work force development and talent strategy.

In August 2012, Gannett completed the acquisition of BLiNQ Media, LLC, a leading global innovator of social engagement advertising solutions for agencies and brands. BLiNQ helps companies advertise and engage with consumers on Facebook and other social networks.
In June 2012, the company acquired Quickish. Quickish is a sports aggregator that offers a summary and a link for sports stories throughout the day.
In April 2012, CareerBuilder acquired two new businesses: Ceviu and Top Language Jobs. Ceviu is the leading information technology job board in Brazil. Top Language Jobs is Europe’s number one language specialist recruitment job portal. It operates the largest global network of job boards dedicated to multilingual job seekers looking for work internationally.
In February 2012, the company invested in HotelMe LLC, a company engaged in the business of providing authenticated hotel and lodging travel reviews.
In January 2012, the company acquired the assets of Fantasy Sports Ventures/Big Lead Sports, a leading sports digital site. This business is an important addition to the USA TODAY Sports Media Group, positioning it as one of the top five sports sites on the web.
In previous years, the company also invested in a full complement of digital offerings. For example, in November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and TV outlets.
Also in November 2011, the company purchased a minority stake in ShopCo Holdings, LLC (ShopCo). ShopCo provides a common online shopping platform which allows ShopCo advertisers to reach consumers in order to assist them in making informed purchasing decisions.
In September 2011, CareerBuilder acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany.
In August 2011, the company acquired US PRESSWIRE, a global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcast properties.
In June 2011, the company acquired Nutrition Dimension, which provides continuing education, certification and review programs and other educational content for nutrition, fitness and training professionals.
In May 2011, CareerBuilder acquired JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia.
In January 2011, the company acquired Reviewed.com, a group of product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high definition televisions. Its operations have been expanded to cover other household items and consumer services.
In March 2010, CareerBuilder purchased CareerSite.biz, parent of three successful career-related operations in the U.K., two online recruitment niche sites targeted to nursing and rail workers as well as a successful virtual career-fair business.
The company also owns a 23.6% stake in Classified Ventures, a highly successful online business focused on real estate rental and automotive advertising. The company’s equity in the earnings of Classified Ventures grew by 25% and 20% in the years 2011 and 2012, respectively.
With these acquisitions and investments, the company has established important business relationships to more broadly leverage its publishing and online assets, as well as products and operations to enhance its online footprint, revenue base and profits.

Digital operations – Publishing and Broadcasting
Gannett Digital’s mission is to be the catalyst for revenue growth and innovation by developing products that delight and engage consumers while driving increasing monetization. At its core, Gannett has numerous original content assets, including its national brand, USA TODAY, and more than 100 local print and television brands, as well as a large audience reach. In December 2012, Gannett’s total online U.S. Internet audience totaled 54.6 million monthly unique visitors, reaching about 24.7% of the Internet audience, as measured by comScore Media Metrix.
In 2011, Gannett Digital was reorganized into a product development and shared services organization that supports, hosts and manages the key infrastructure for the company’s digital operations, including databases, applications, templates, architecture, user experience, project management, digital video production, mobile and web development, distribution, packaging, ad solutions, and paid content systems.
Following the reorganization, Gannett Digital developed an aggressive roadmap aimed at developing next generation mobile, tablet and browser experiences for Gannett’s properties and integrating the company’s back-end editorial, publishing and advertising platforms. In 2012, Gannett Digital made significant progress on the roadmap through:

•
Building and launching an entirely new platform underlying USATODAY.com, including new publishing tools, content databases and front-end design. The platform was designed to be extended with appropriate modifications to the remainder of Gannett’s properties.

•	Introducing a new advertising strategy for USATODAY.com focused on higher impact, higher value advertising units in order to drive better results for marketers.

•	Training hundreds of journalists on new publishing tools that enable device-specific programming (desktop, tablet, mobile phone).

•
Building and launching new or updated mobile and tablet applications for USA TODAY (iPhone 2.0, iPad 3.0, Kindle Fire 2.0, Windows 8), Broadcast (iPad, Android and Kindle) and U.S. Community Publishing (iPhone, Android, HTML5 iPad apps). These product launches, in addition to the robust growth of consumer adoption of mobile phones and tablets, contributed to 20% and 81% year-over-year growth in Gannett-wide mobile/tablet visitors and page views, respectively.

•
Building and launching the Video Production Center in Atlanta, housed at WXIA-TV, which enables all Gannett properties to stream live and on-demand video on desktop, mobile phone and tablet. In December 2012, on-demand video views and live video plays across company publishing and broadcast businesses reached 22.8 million, up 65% year over year. Creating and licensing more video content and better promoting video via redesigns drove this growth.

•
Converting hundreds of sites to a new ad serving platform across desktop, mobile phone and tablet that will offer Gannett increased capabilities, including better forecasting, improved campaign delivery pacing, and better utilization of inventory.

•
Introducing new technologies to improve diagnostic and performance testing of software and implementing a private cloud computing environment to provide greater flexibility for deployment and reconfiguration of services in production.

Additionally in 2012, Gannett Digital supported the roll out of USCP’s new all-access content subscription model. Key projects included the development of hundreds of new mobile and phone tablet products, as noted above, and deploying the e-commerce subscription platform associated with USCP’s online and mobile sites.
Throughout the year, USA TODAY continued its leadership role in mobile media by developing a broad product portfolio to address established and emerging platforms and devices. Both USA TODAY’s iPhone and iPad applications continue to be strong performers in the news category; the latest iPhone application reaches 1.8 million monthly visitors and has over 2.7 million downloads, while the iPad application reaches 1.7 million monthly visitors and has over 4.1 million downloads. In addition to products for Apple’s iOS, USA TODAY has also built products for Android systems and Microsoft systems. Gannett Digital’s mobile product development successes in 2012 were recognized across the industry: the USA TODAY iPhone 2.0 was awarded “Best User Experience” by Digital Hollywood; “Best Mobile Application” by Editor & Publisher; and USA TODAY was named “Mobile Publisher of the Year” by Mobile Marketer.
Looking ahead to 2013, Gannett Digital will be focused on extending the platforms built in 2012, inclusive of the new publishing tools, content databases, front-end design and ad management to the Broadcast and USCP divisions. Specifically for USCP, the relaunch of their digital platforms is aimed at enhancing the subscriber value and driving digital-only subscriptions. Gannett Digital will also continue to enhance the platforms, including new feature enhancements for USA TODAY, and help develop sponsored content opportunities, Gannett-wide databases and data-driven interactive features.
Video remains a key growth opportunity for Gannett. The Video Production Center will continue to enable more content sharing across the Gannett network (of both internal and external content) and share best practices across the company about video content production and programming. Additionally, the VPC will be building a small studio to enable live webcasting.
Finally, the company's mobile team will be focused on building uniform code bases for iOS, Android and Windows, which can be deployed across all Gannett properties, developing ongoing feature enhancements to existing products and creating new products, including new tablet applications for the USCP properties.
Business Segments: The company has three principal business segments: Publishing, Broadcasting and Digital, which includes CareerBuilder, PointRoll, ShopLocal and Reviewed.com. Operating revenues and income from web sites, mobile and tablet products associated with publishing operations and broadcast stations are reported in the Publishing and Broadcast Segments, respectively.
Financial information for each of the company’s reportable segments can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Publishing/United States
Affiliated web sites of the company’s U.S. publications, including USA TODAY, reach 33.5 million unique visitors monthly.  The print products reach 11.1 million readers every weekday and 12.7 million readers every Sunday. Together they provide critical news and information from their customers’ neighborhoods, across the nation and the globe.
At the end of 2012, the company operated 82 U.S. daily publications, including USA TODAY, and over 480 non-daily local publications in 30 states and Guam. The USCP division and USA TODAY are headquartered in McLean, VA. At the end of 2012, U.S. Publishing had approximately 18,100 full- and part-time employees, including 7,200 employees in the newly formed Gannett Publishing Services.
The company’s local publishing operations are managed through the USCP division. These publishing operations are positioned in small and medium sized markets; this geographical diversity is a core strength of the company. A listing of the markets can be found on pages 18 to 23 of this report.
USA TODAY was introduced in 1982 as the country’s first national, general-interest daily publication. It is produced at facilities in McLean, VA, and transmitted digitally to offset printing plants around the country. It is printed at Gannett plants in 13 U.S. markets and commercially at offset plants, not owned by Gannett, in 23 other U.S. markets. In 2012, the USA TODAY brand was re-launched as a multi-platform news and marketing company.
During 2012, USATODAY.com hosted on average 19 million unique visitors, with 75 million visits and 188 million page views per month. Organic search increased more than 28% from 2011 to 2012. USA TODAY mobile traffic page views increased 137.2% year over year, to over 5.2 billion page views in 2012.
All of the company’s local publishing operations and affiliated web sites are fully integrated with shared support, sales and service platforms.
Other businesses that complement, support or are managed and reported within the Publishing Segment include: USA WEEKEND, Clipper Magazine, Gannett Government Media, Gannett Healthcare Group, Gannett Publishing Services, Big Lead Sports, USA TODAY Sports Images, USA TODAY High School Sports, and BNQT.
The National Sales Team represents the company’s advertising operations working with national advertisers in reaching and engaging local consumers; Gannett Direct Marketing offers direct-marketing services; and Gannett Media Technologies International develops and markets software and other products for the publishing industry and provides technology support for the company’s publishing and web operations. Gannett Publishing Services manages the production and other publishing services for all of these businesses and also oversees third-party commercial printing and delivery activities for all U.S. publishing locations.

News, information and editorial matters: In 2012, USCP journalists focused on producing high-value, unique content to support the new all-access content subscription model. Their job was to provide value to readers of all platforms. Among the initiatives designed to deliver value:

•
The “Content Evolution” program focused on creating platform-perfect content that serves the needs of key audiences on each platform by time of day, from social media to mobile web, to desktop and the daily print edition. In one example, the Springfield (MO) News-Leader recently began offering the Evening Edition on its mobile web site, summarizing the top stories of the day in digestible bites that make for easy browsing by mobile readers. At The Arizona Republic in Phoenix, a tablet edition – AZ Today – debuted in December as a weekly news magazine. It focuses on telling the week’s most compelling stories in depth, with use of photography, video and interactive graphics to create a rich reading experience for evening tablet readers.

•
Strategic investments in news-gathering efforts have enhanced local expertise in key coverage areas and raised the overall level of sophistication on digital platforms, particularly in social media, driving value by showcasing the expertise and personalities in its newsrooms.

•
Shared Design Studios were created, staffed with top designers from across the country to provide the sophisticated design that print readers demand. The studios now handle all aspects of design for most print publications.

•
Nearly all USCP reporters, photographers, videographers and columnists were equipped with smartphones and other devices in early 2012, enabling the company’s content-gatherers to write, photograph, shoot and edit video, while connecting with readers over social media in real time. This investment has helped reshape the modern definition of a journalist. It has buttressed Gannett’s journalists’ competitive edge and allows them to tell stories with greater color and speed than ever before. The smartphones are part of a larger investment to equip journalists with the tools they need to excel at their jobs. They also received an additional 1,800 tablets and other items to reach audiences across multiple platforms. In 2013, journalists will be trained to become advanced video storytellers who deliver compelling content to viewers.

•
Smartphones will continue to be an important tool as the company continues to make its publishing systems more efficient and integrated. In 2012, smartphones allowed the company’s journalists to publish and share video content across all divisions of the company through the Brightcove app. In 2013, Gannett will enable more content created on smartphones to move directly into its publishing systems allowing for selective syndication for audiences and advertisers around the nation.

•
The company's publishing operations organized an aggressive approach to leveraging the viral aspects of social media in 2012. Journalists are using social media to share the work they are doing, source new material and engage with readers in new ways. Gannett began using a social management platform tool that allows better tracking and analysis. This tool enables insights into community conversation trends. By way of example: In November 2012, journalists set up a national, coordinated effort to share breaking news through a 24/7 Super Storm Sandy Social Media Desk. Gannett staff from as many as 18 different markets took shifts to help cover the social media response and publishing for news organizations affected by the storm over a span of three weeks.

Each of these initiatives is designed to promote unique, high-value local content that will drive dramatic transformation.
The company’s domestic daily publishing operations received Gannett’s wire service in 2012 and subscribe to The Associated Press. Some publishing operations use supplemental news services and syndicated features as well.
The company operates news bureaus in Washington, DC, and four state capitals – Albany, NY; Baton Rouge, LA; Trenton, NJ; and Tallahassee, FL.
In 2012, Gannett publishing operations and journalists received national recognition for their excellent work:
Three newspapers were named finalists in the Pulitzer Prizes in Journalism:

•
The Arizona Republic, Phoenix, AZ, was recognized in the Breaking News category for comprehensive coverage of the mass shooting that involved former U.S. Rep. (D-AZ) Gabrielle Giffords. The Arizona Republic was recognized for its exemplary use of journalistic tools to tell an unfolding story.

•
The Burlington (VT) Free Press was recognized in the Editorial Writing category. Aki Soga and Michael Townsend were recognized for a campaign that resulted in the state’s first reform of open government laws in 35 years.

•
USA TODAY was named in the Explanatory Reporting category. Tom Frank’s series explained how state lawmakers pump up their pensions. Frank examined thousands of pages of pension laws from all 50 states to untangle the obscure language behind pension perks.

USA TODAY won the Alfred I. duPont-Columbia Award for investigative multimedia reporting for a report that uncovered hundreds of forgotten lead factories and their health hazards. The award is presented by the Columbia Journalism School.
The Detroit Free Press, MI, won a 2012 National Edward R. Murrow Award for “Living with Murder,” a video documentary that explored the toll of homicide in Detroit neighborhoods. Videographer Romain Blanquart, Reporter Suzette Hackney and Deputy Director Photo/Video Kathy Kieliszewski produced the documentary. The awards are presented by the Radio Television Digital News Association and honor excellence in electronic journalism.
Five newspapers were among winners in their circulation categories in the 2012 Associated Press Media Editors (APME) Journalism Excellence Awards competition:

•
USA TODAY received a Digital Storytelling and Reporting award for its 14-month investigation, “Ghost Factories: Poison in the Ground,” which revealed the locations of long-forgotten factories and the amount of toxic lead left behind.

•
The Burlington (VT) Free Press won a First Amendment award, for its investigation of the handling of warrants by the Vermont judiciary, which revealed negligence at every level of the legal system; and a Digital Storytelling and Reporting award, for breaking news coverage during the Occupy Burlington encampment.

•	Asbury Park (NJ) Press won a Public Service award for its report on a cluster of suicides by teens and young adults in the Manasquan, NJ area.

•	Argus Leader in Sioux Falls, SD, won a Public Service award for “Fighting DUI” about the cost of cracking down on DUIs.

•	The News-Press in Fort Myers, FL, won a digital storytelling and reporting award for its package, “Loving Ingrid,” about a woman who suffered a traumatic brain injury.

•
In addition, The Arizona Republic, AZ, was one of three finalists selected for APME’s Innovator of the Year Award. It was cited for the convergence of print, broadcast and online in its web site, AZCentral.

Journalists at five Gannett newspapers were cited in the Society of Professional Journalists Sigma Delta Chi Awards for excellence in journalism.

•	Keith Runyon, The Courier-Journal at Louisville, KY, won for “Hospital Merger: A Series of Editorials” in Editorial Writing.

•	Candace Page, Burlington (VT) Free Press, won for “Hard lessons of the tweed” in Feature Reporting.

•	Douglas Walker and Keith Roysdon, The Star Press at Muncie, IN, won for “For a Child’s Sake: The epidemic of child abuse” in Public Service journalism.

•	Andrew West, The News-Press Media Group at Fort Myers, FL, won for “Hope for Haiti” in Feature Photography.

•	The Burlington (VT) Free Press won for “Occupy Burlington” shooting in Online, Deadline Reporting.

Three Detroit Free Press business reporters, Greg Gardner, Brent Snavely and Chrissie Thompson, won a Gerald Loeb Award for business journalism in the breaking news category for their stories about contract negotiations last year between GM and the UAW.
The Army Times’ Sean Naylor won top honors for his investigative series, “The Secret War in Africa,” from the Military Reporters and Editors Association.
Writers at four Gannett newspapers won awards in the Society of American Business Editors and Writers (SABEW) 17th Best in Business competition. The awards honor excellence in business and financial journalism across all news platforms:

•	Ronald J. Hansen, The Arizona Republic, Phoenix, AZ, won for “Business Taxes” in the Explanatory category.

•	Patrick Peterson, FLORIDA TODAY, Brevard, FL, won for “Bright Idea Man” and “Scrap Daddy” in the Feature category.

•	Dick Hogan, The News-Press in Fort Myers, FL, won for “Flopping: Fraud Runs Rampant” in the Investigative category.

•	Thomas Frank, USA TODAY, won for “Public-Sector Pensions” in the Investigative category.

FLORIDA TODAY in Brevard, FL, won first place for a features web site in The Society for Features Journalism competition for reader engagement.
The Arizona Republic, Phoenix, AZ, was honored by the National Press Club for its breaking news coverage of the Tucson shooting that involved former U.S. Rep. (D-AZ) Gabrielle Giffords.
The Tennessean at Nashville was a finalist in the 2012 Online Journalism awards from the Online News Association for outstanding breaking news coverage of Occupy Nashville.
In Lafayette, IN, Journal and Courier sportswriter Mike Carmin was named recipient of the 2012 Mel Greenberg Media Award from the Women’s Basketball Coaches Association.
Audience research: As Gannett’s publishing businesses continue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company remains focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in its communities and measures the frequency with which consumers interact with each Gannett product.

Results from 2012 studies conducted by Scarborough Research indicate that Gannett local media organizations reach more than seven in 10 adults each week – more than eight in 10 each month. Under the all-access content subscription model rolled out to 78 sites during 2012, more than half of readers access Gannett content on two or more platforms.
The company has gathered audience aggregation data for 52 Gannett markets and will continue to add more data in 2013. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers and the most effective product combination and frequency. This approach enables the company to increase its total advertising revenue potential while maximizing advertiser effectiveness.
Scarborough Research measures 77 of the nation’s top markets. In a report on market penetration, the number of adults in a community who access a publication and its related web site, it noted that more than 3 out of 4 adults in the Rochester, NY, market in a given week either read the print version of the Rochester Democrat and Chronicle or visited its web site (democratandchronicle.com), making it the top-ranked publishing/web operations in the country for integrated audience penetration. Gannett publications also hold the second (Gannett East Wisconsin) and third (The Des Moines Register) positions in the Scarborough Research rankings. These markets are industry leaders because they understand and aggressively pursue different audiences for different platforms - true audience aggregation.
In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand customers’ digital use patterns and use focus groups with audiences and advertisers to better determine their needs. In 2009, the USCP research group launched an ongoing longitudinal study to measure audience and sentiment of consumers in key markets. To date, the group has conducted more than 31,000 interviews for the study.
The group also supported the content evolution initiative in 2012 by conducting consumer research in 74 markets to determine the topics readers are most interested in seeing covered in their Gannett local daily newspaper.
Advertising: USCP has advertising departments that sell retail, classified and national advertising across multiple platforms including print, online, mobile, tablet and niche publications. The company has a national ad sales force focused on the largest national advertisers and a separate sales organization to support classified employment sales – the Digital Employment Sales Center. Additionally, GannettLocal provides marketing specialists to small and medium sized businesses, and Gannett Client Solutions groups provide customized marketing solutions. The company also has relationships with outside representative firms that specialize in the sale of national ads.
Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains – such as department and grocery stores – that sell in the local market.
Classified advertising includes the major categories of automotive, employment, legal, real estate/rentals and private party consumer-to-consumer business for merchandise and services. Advertising for classified segments is published in the classified sections, in other sections within the publication, on affiliated digital platforms and in niche magazines that specialize in the segment.
National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the daily print product.

The division’s audience aggregation strategy gives it the ability to deliver specific audiences that advertisers want. Although some advertisers require mass reach, many want to target niche audiences by demographics, geography, consumer buying habits or customer behavior. With Gannett’s continued partnership with Yahoo! and enhancement of its digital portfolio with in-house digital marketing services, the company’s local media organizations are able to enhance audience delivery for customers by offering behavioral targeting. Whether it is mass reach or a target audience, the company’s publishing sites identify an advertiser’s key customers and develop advertising schedules that combine products within a site’s portfolio to best reach the desired audience with the appropriate frequency.
USCP continues to use online reader panels in 19 markets to measure advertising recall and effectiveness, article response, and identify consumer sentiment and trends. The reader panels include nearly 30,000 opt-in respondents who provide valuable feedback on over 7,800 advertisements and 4,800 news articles. This capability allows markets to provide deeper insights for advertisers and return-on-investment metrics that are in high-demand from customers.
The company’s consultative multi-media sales approach has been tailored to all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this sales approach, the company has intensified its sales and management training and improved the quality of sales calls. Digital product integration, sales skills and a Gannett five-step consultative sales process were focus areas in 2012 with formal training delivered in all Gannett markets. Front line sales managers in the company’s largest 20 markets participated in intensive training to help them coach their sales executives for top performance.
A major company priority is to realign the USCP sales organizations to match customers’ needs while creating additional efficiencies to lower the cost of sale. USCP local media organizations designed their sales teams around three general groups of customers: strategic regional, key local and small local controllable accounts. The structure aligns sales and support resources to customers’ needs and provides efficient service and affordable packages to smaller accounts and customized, innovative solutions to larger, market-driven clients. The structure includes digital specialists who expand online share in the local market for retail and classified verticals, including Cars.com, Homefinder.com, Apartments.com and CareerBuilder.com. There are also product specialists in larger markets who focus on growing niche advertisers in non-daily publications.
To better serve local customers and win market share, the company created five Gannett Client Solutions Groups. Functioning much like local ad agencies, the groups develop highly designed creative campaigns to give customers a competitive edge in the marketplace. The campaigns are comprehensive and often extend beyond the local media organization’s product portfolio, providing a high level of service.
The national ad sales team is responsible for large national retail accounts. These resources give national customers a single point of contact for all Gannett markets, enable Gannett to have more strategic conversations, allow teams to respond better to customers’ needs, and focus local sales personnel on advertisers in their local markets they know best.
This national team works with the national sales resources of Digital, Broadcast and USA TODAY to create multi-market, multi-platform solutions for national advertisers scalable across the country.
Ad revenues from affiliated online operations are reported together with revenue from print publishing.

Online operations: The company’s local publishing digital platforms showed continued strength in growing audience in 2012, with visitors increasing by 6% year over year as measured internally. More users accessing the full web site on mobile devices and improved search engine optimization for article searches drove the increase.
USCP completed the development and deployment of access management software across 78 local market web sites, allowing subscribers access to all content, while limiting the access of non-subscribers to a small number of articles per month, designed to help them try the services.
In support of the all-access content subscription model, the company invested in a significant expansion of mobile offerings across local markets, including native applications for iPhone and Android smartphones and iPads and tablet-optimized web sites. The mobile audience continued to grow in 2012, ultimately making up 11% of total page views, with mobile web sites and the native iPhone applications leading the way. Through the all-access content subscription model, the company made a clear commitment to provide consumers with the content they most want on the devices they use to access news and information about their local communities. Mobile page views nearly doubled, and mobile visitors increased 45% in 2012 on a year over year basis.
Another key initiative in 2012 was the implementation of a social media content management software tool to ensure the division’s journalists and marketing and customer service teams could more effectively manage multiple social media profiles and significantly increase their responsiveness and engagement with consumers.
Gannett continues to enjoy a long standing relationship of trust in the local business community. Its advertising sales staff delivers solutions for its customers and helps small and medium size businesses navigate the increasingly complex and diverse world of digital marketing. In 2012, the company further expanded its GDMS suite of products and continued its partnership with Yahoo! to offer more digital solutions to advertisers. Through this, Gannett is able to offer its customers expanded digital reach.
The overriding objective of USCP’s online strategy is to provide compelling content that best serves its customers. A key reason customers turn to a Gannett digital platform is to find local news and information. The credibility of the local media organization, a known and trusted information source, includes its digital platforms (tablet and mobile applications and its web site) and differentiates these online sources from competing online products. This allows Gannett’s local media organizations to compete successfully as information providers.
A second objective in the company’s online business development is to maximize the natural synergies between the local media organizations and local digital platforms. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the local media organization.
Gannett Media Technologies International (GMTI) provides technological support and products for the company’s domestic local media organizations and Internet activities, including ad software and database management, editorial production and archiving, and web site hosting. In addition, GMTI provides similar services to other media companies.

Non-daily operations: The publication of non-daily products continued to be an important part of Gannett’s market strategy for 2012. The company produces non-daily publications in the U.S. including glossy lifestyle magazines, community publications and publications focused on one topic, such as health or cars. The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g. affluent women, women with children or young readers). Non-daily products help print operations increase overall impressions and frequency for advertisers looking to reach specific audience segments or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers with specific geographic targets, thus helping to increase the local media organization’s local market share.
Circulation: Detailed information about the circulation of the company’s newspapers may be found later in this Form 10-K. In a trend generally consistent with the domestic publishing industry, circulation volume declined. However, year over year circulation revenues increased 5.0% and digital access increased across all publications. USCP has approximately 46,000 digital-only subscribers.
The company's all-access subscription prices are market specific. For example, all-access pricing that includes Monday through Sunday print home delivery ranges from $28 per month per printed bill ($25 EZ Pay) to $14.35 per printed bill ($13 EZ Pay). All-access that includes home delivery of only the Sunday print edition ranges from a high of $17 per printed bill ($15 EZ Pay) to a low of $6 per printed bill ($5 EZ Pay). For USCP publications, all-access subscriptions make up 78% daily (home delivery) and 73% Sunday of total net paid circulation. EZ Pay grew from approximately 50% at the end of 2011 to approximately 60% one year later across Gannett sites, excluding USA TODAY.
More than 70% of the 82 Gannett publications (or 60 publications) had a single copy price increase in 2012. For USCP, single copy represents 13% of daily and 25% of Sunday net paid circulation volume.
The single copy price of USA TODAY at newsstands and vending machines was $1.00 in 2012. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is available in many markets. Approximately 76% of its net paid circulation results are from single-copy sales at newsstands, vending machines or provided to hotel guests. The remainder is from home and office delivery, mail, educational and other sales.
At the end of 2012, 71 of the company’s domestic daily publications, including USA TODAY, were published in the morning, and 11 were published in the evening.
Production: Product quality and efficiency improvements continue in several areas, as continually improving technology allows for greater speed and accuracy and led to continued consolidation of job functions for all divisions of Gannett now managed by Gannett Publishing Services. That efficiency trend is expected to continue through 2013.
The three Gannett Imaging and Ad Design Centers (GIADC) serve 79 publishing properties, including all USCP dailies except Detroit and Guam. In addition to the USCP sites, USA TODAY and Gannett Broadcast properties are now included. The GIADC also supports projects for Deal Chicken, Gannett Digital and the Client Solutions Group. Fourteen external customers also utilize the GIADC for imaging and/or ad production.
In 2012, the GIADC built 1.2 million ads. Additionally, the GIADC processed over 3.7 million images in 2012 and also created 170 Creative Campaigns as part of a program which allows sales representatives to work directly with a team of highly creative artists to target particular customers and develop a comprehensive multimedia program.

Digital needs continue to evolve rapidly for the company’s customers. The GIADC is training in custom rich media utilizing technology offered by two other Gannett companies, PointRoll and Rovion. The GIADC began assuming commercial work in 2012 for external customers and plans to continue this work in 2013.
At the end of 2012, all 82 domestic daily newspapers (including USA TODAY) were printed by the offset process and the majority at 44-inch web and on 45 gram paper. Also at year end, more than 73 percent of its domestic community daily publications were either printed in Gannett-owned facilities that print multiple daily publications or by non-Gannett printers.
Design Studios now handle the layout, design and selection of nation/world content of Gannett’s daily newspapers, and the design of Gannett’s non-daily print publications. The Design Studios are located in Asbury Park, NJ; Nashville, TN; Louisville, KY; Des Moines, IA; and Phoenix, AZ.
By the end of 2012, almost all USCP and USA TODAY employees were utilizing a common content management system. The common content management system enables communication and collaboration needed to build strong design remotely. The studios are operationally efficient while enhancing design in publications across the company.
Gannett Publishing Services: Improving the efficiency and reducing the cost associated with the production and distribution of the company’s printed products across all divisions remains an important strategic initiative for Gannett. In 2011, GPS was formed to directly manage all of the production and circulation operations of Gannett’s 81 domestic community newspapers, USA TODAY and Gannett Offset.
GPS leverages Gannett’s existing assets, including employee talent and experience, physical plants and equipment, and its vast national and local distribution networks. The objectives of the new unit are to optimize commercial services, leverage expertise, standardize best practices to optimize efficiency and eliminate duplication. This in turn allows local unit management to focus on growing audience, content and revenue development working with GPS management to focus on consumer sales and the transition of the company’s print subscribers to multi-media subscribers on the all-access content subscription model.
GPS is responsible for imaging, ad production, internal and external printing and packaging, internal and external distribution, consumer sales, customer service and direct marketing services. GPS is generating revenue gains from the sale of pre-media services, commercial printing, and third party product delivery. It also is generating cost savings from outsourcing selected production and distribution activities, through standardizing best practices across Gannett’s printing and distribution networks and through the elimination of operational redundancies.
Competition: The company’s publishing operations and affiliated digital platforms compete with other media for advertising. Publishing operations also compete for circulation and readership against other professional news and information operations and amateur content creators. Very few of the company’s publishing operations have daily competitors that are published in the same city. Most of the company’s print products compete with other print products published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising, telephone directories, e-mail marketing, web sites and mobile-device platforms.
Digital platforms, which compete for the principal traditional classified advertising revenue streams such as real estate, employment and automotive, have had the most significant impact on the company’s revenue results.

The rate of development of opportunities in, and competition from, digital media, including web site, tablet and mobile products, is increasing. Through internal development, content distribution programs, acquisitions and partnerships, the company’s efforts to explore new opportunities in the news, information and communications business and in audience generation will keep expanding. The company continues to seek more effective ways to engage with its local communities using all available media platforms and tools.
Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations. The company is one of the industry leaders in the use of recycled newsprint, increasing its purchases of newsprint containing recycled content from 42,000 metric tons in 1989 to 198,000 metric tons in 2012. During 2012, 43% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 42%.
The company’s publishing operations use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. The company retains a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of the company’s subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation. Additional information about these matters can be found in Part I, Item 3, Legal Proceedings, in this Form 10-K.
Raw materials - U.S. & U.K.: Newsprint, which is the basic raw material used in print publication, has been and may continue to be subject to significant price changes from time to time. During 2012, the company’s total newsprint consumption was 452,745 metric tons, including consumption by USA WEEKEND, USA TODAY, tonnage at non-Gannett print sites and Newsquest. Newsprint consumption was 7% less than in 2011. The company purchases newsprint from 22 domestic and global suppliers.
In 2012, global newsprint supplies were adequate. The company has and continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its publishing operations.
Newspaper partnerships: The company owns a 19.49% interest in California Newspapers Partnership, which includes 19 daily California newspapers; a 40.64% interest in Texas-New Mexico Newspapers Partnership, which includes six daily newspapers in Texas and New Mexico and four newspapers in Pennsylvania; and a 13.50% interest in Ponderay Newsprint Company in the state of Washington.
Joint operating agencies: The company’s publishing subsidiary in Detroit participates in a joint operating agency (JOA). The JOA performs the production, sales and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit JOA are fully consolidated along with a charge for the minority partner’s share of profits. Through May 2009, the company also published the Tucson Citizen through the Tucson JOA in which the company held a 50% interest. Because of challenges facing the publishing industry, combined with the difficult economy, particularly in the Tucson area, the company ceased publication of the Tucson Citizen on May 16, 2009. The company retained its online site and 50% partnership interest in the JOA, which provides service to the remaining non-Gannett publication in Tucson. The company’s share of results for the Tucson operations are accounted for under the equity method, and are reported as a net amount in "Equity income in unconsolidated investees, net.”

Publishing/United Kingdom
Newsquest produces 17 daily paid-for publications and more than 200 weekly publications, magazines and trade publications in the U.K., as well as associated web sites and a wide range of niche products. Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free print product alongside a paid-for print product, allows cross-selling of advertising serving the same or contiguous markets, satisfying the needs of its advertisers and audiences. Newsquest produces free and paid-for print products with quality local editorial content. Newsquest also distributes a substantial volume of advertising leaflets in the communities it serves. Most of Newsquest’s paid-for distribution is outsourced to wholesalers, although direct delivery is employed as well to maximize circulation sales opportunities.
Newsquest’s publishing operations are in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.
Newsquest revenues for 2012 were approximately $484 million, down 5% in local currency reflecting the continuing difficult economy. While print advertising revenue categories declined, digital ad revenues grew by 10% in local currency. As in the U.S., advertising, including ad revenue from online web sites affiliated with the publications, is the largest component of Newsquest’s revenue, comprising approximately 69%. Circulation represented 23% of revenue. Printing for third-party newspaper publishers accounts for most of the remainder of revenue.
Recognition for Newsquest’s editorial achievements included a variety of Scottish Press Awards won by The Herald, Sunday Herald and Evening Times, which included awards in the following categories: front page, campaign, scoop, reporter, financial journalist, journalist, cartoonist, columnist and young journalist of the year prizes; as well as seven European Newspaper of the Year awards for excellence. In addition, a campaign which seeks to encourage correct grammar and concise writing named the Worcester News as England’s top regional daily.
In 2012, the “Queen’s Diamond Jubilee” was celebrated across the U.K. A message of thanks on behalf of Queen Elizabeth II was sent to the Telegraph & Argus after copies of six “Diamond Decades Jubilee” commemorative supplements and the shortlist supplement for the publication’s “Queen’s Jubilee Portrait Competition” were forwarded to her with a letter from the editor.  More than 3,500 children from 107 schools entered the “Queen’s Jubilee Portrait Competition” competition.
Newsquest newspapers continued to campaign on local issues. For example, The Westmorland Gazette’s “Shorter Journeys Longer Lives” campaign culminated in a 2,000-plus people march through the streets of Kendal, U.K. It prompted Britain’s Prime Minister to set up a summit meeting to promote “swift and positive” action to bring a radiotherapy unit to Kendal’s Westmorland General Hospital. The proposed unit would dramatically trim a 140-mile round trip to the Royal Preston Hospital for 400 local South Cumbrian cancer patients.
In Winchester, the Hampshire Chronicle celebrated 240 years of continuous publishing with a special supplement focusing not only on the history of the paper, but how it is moving forward into the digital age.

Following the successful launch of regional farming products in 2010 and 2011, Three Counties Farmer was launched in 2012. The Newsquest Specialist Media unit successfully launched Reward in June. Reward is a new information product for the workplace benefits sector.
Trials have taken place in three markets for significant changes in cover prices and editorial content, involving two daily products and one weekly product. Initial results are in line with expectations, and Newsquest intends to roll out further changes in selected markets following market research on how to develop its products in those markets.
There were 4,300 Newsquest employees at year end, a decrease of 3% compared to 2011. Efficiency initiatives included the consolidation of a number of back-office functions. Total costs in local currency were 5% lower year-over-year as a result of the range of efficiency measures taken.

Digital operations: Newsquest continues to actively seek to maximize the value of its local media brands through digital channels. Newsquest’s most recent data indicated that an average of 9.1 million unique users accessed the Newsquest site network each month during the period July-December 2012.
Newsquest’s total digital ad revenue increased by 10% in local currency. Online banner revenues grew by 26%, propelled by improved audiences, increased local resourcing and sales activity. In Scotland, the group’s wholly owned market leading recruitment web site, s1, increased revenues by 9% from 2011.

Digital Segment
The Digital business segment includes CareerBuilder, as well as PointRoll, ShopLocal and Reviewed.com. At the end of 2012, the Digital Segment had approximately 2,600 full-time and part-time employees.
CareerBuilder is the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the most traffic and revenue.
Headquartered in Chicago, IL, CareerBuilder at the end of 2012 had approximately 2,200 full-time and part-time employees.
Currently, CareerBuilder operates in the U.S., Europe, Canada, Asia and South America. Its sites, combined with partnerships and acquisitions, give CareerBuilder a presence in more than 60 markets worldwide. CareerBuilder offers everything from employment branding, and talent and compensation intelligence to recruitment solutions. Most of the revenues are generated by its own sales force but substantial revenues are also earned through sales of employment advertising placed with CareerBuilder’s owners’ affiliated media organizations. It also has a long-term strategic marketing agreement with Microsoft.
In 2012, CareerBuilder acquired EMSI, which collects and interprets large amounts of employment data which is used in workforce development and talent strategy. CareerBuilder plans to leverage the EMSI acquisition to enhance their workforce analytics platform creating an unmatched repository of historical and real-time labor information. CareerBuilder also continued to grow its global businesses with the acquisitions of Top Language Jobs in the U.K., the leading global online jobsite for multi-language jobs and candidates, and Ceviu, the leading information technology job board in Brazil.
PointRoll is a multi-screen digital advertising technology and services company. PointRoll enables advertisers, agencies, and publishers to create, target, deploy, and optimize digital campaigns in real time across any digital channel including display, rich media, in-stream video, mobile, tablet and more. PointRoll provides the creative tools, analytics and expertise marketers need to effectively engage consumers and convert them into buyers and brand supporters. Founded in May 2000, PointRoll has been instrumental in the evolution of digital engagement and has evolved beyond the expandable banner ad to offer marketers the ability to find consumers wherever they are across any digital platform and deliver a relevant brand or direct response experience, dramatically improving ad effectiveness while gaining actionable insights. PointRoll is headquartered in King of Prussia, PA, and maintains offices across the U.S. In October 2012, Gannett acquired Rovion. Rovion’s primary product, Ad Composer, includes a self-service technology platform that enables the full development and deployment of rich media and mobile HTML5 ads by clients who do not have coding expertise. Rovion is being integrated into PointRoll’s operations and technology platform and will be leveraged across the entire Gannett network to fulfill the needs of agencies and advertisers.
ShopLocal, the leader in multi-channel marketing services, offers a complete suite of innovative digital solutions which connect advertisers and consumers, both online and in-store. ShopLocal’s industry-leading SmartProduct business solutions (SmartCircular, SmartCatalog and SmartDelivery) enable more than 100 of the nation’s top retailers, including Target, Macy’s, Home Depot, CVS, Staples, Toys“R”Us, Walgreens, Kohl’s and Sears, to deliver highly interactive, targeted and localized promotions to shoppers through use of online circulars, display advertising, search, social media, digital out of home and mobile. ShopLocal is headquartered in Chicago, IL.
Competition: For CareerBuilder, the largest online employment site in North America, the market for online recruitment solutions is highly competitive with a multitude of online and offline competitors. Competitors include other employment related web sites, general classified advertising web sites, professional networking and social networking web sites, traditional media companies, Internet portals, search engines and blogs. The barriers for entry into the online recruitment market are relatively low and new competitors continue to emerge. Recent trends include the rising popularity of professional and social media networking web sites which have gained traction with employer advertisers. The number of niche job boards targeting specific industry verticals has also continued to increase. CareerBuilder’s ability to maintain its existing customer base and generate new customers depends to a significant degree on the quality of its services, pricing, product innovation and reputation among customers and potential customers.
For PointRoll, the market for rich media advertising technology solutions is highly competitive with a number of competitors. Competitors include divisions of larger public media and technology companies, and several earlier-stage independent rich media, dynamic ad, video, mobile, and social advertising technology specialists. The barriers to entry in the rich media market are moderate. Recent trends include the shift towards audience-centric, exchange-based media buying, entry of dynamic ad generation specialists, the move towards automated creative design tools, and the shift toward video content online with associated in-stream advertising opportunities. Increasingly, marketers and their agencies are looking for advertising technology providers that can scale across media platforms, including rich media, video and mobile. PointRoll’s ability to maintain and grow its customer base and revenue depends largely on its continued product innovation, level of service quality, depth of marketing analytics and ultimately the effectiveness of its rich media advertising and resulting customer satisfaction.

For ShopLocal, the market for digital store promotions is highly competitive and evolving as digital media transforms marketing programs. ShopLocal competitors in the online circular space are few, but very active. Recent trends include a surge in mobile usage driven by smartphone adoption (53% of cell phone users according to comScore) as well as “showrooming” in which the consumer researches prices at other competitive stores while shopping via mobile phone. Media fragmentation continues to challenge retailers and ShopLocal is well positioned to deliver solutions to meet this challenge. ShopLocal’s distribution capabilities allows retailers and brands to distribute any type of deal content to social, advertisements, third-party web sites and any other digitally connected devices.
Regulation and legislation (for digital segment businesses and digital operations associated with publishing and broadcasting businesses): The U.S. Congress has passed legislation which regulates certain aspects of the Internet, including content, copyright infringement, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, user privacy and intellectual property ownership. With respect to user privacy, the legislative and regulatory proposals would regulate behavioral advertising, which specifically refers to the use of user behavioral data for the creation and delivery of more relevant, targeted Internet advertisements. Some Gannett properties leverage certain aspects of user behavioral data in their solutions.

Broadcasting Segment
Gannett Broadcasting had its best year in history in 2012 with record revenues and record operating income along with significant share growth. Operating revenues finished 25% above last year for the full year. The company benefited from both record Olympic and political revenues this year.
The 2012 Summer Olympic Games were the most viewed television event in U.S. history. More than 219 million Americans tuned into the games, and Gannett local stations helped drive those numbers. KUSA in Denver was the top rated NBC affiliate in adults ages 25 to 54. Gannett stations in Atlanta and Minneapolis were second and third respectively. With Gannett TV stations in St. Louis, Cleveland and Phoenix, six out of the top ten NBC affiliates were Gannett stations. Gannett brought a lot of new major local advertisers into the 2012 Olympics and is already working with them on renewals for the 2014 Sochi Winter Games. Gannett Broadcasting finished the Olympics with $37 million in billing, up 58% from the Beijing Olympics in 2008.
Gannett TV stations have a solid footprint for strong political activity and ended the year with $150 million of political revenue, a company record by a significant margin, leveraged through strong stations and strong local news positions (approximately $4 million of political advertising aired during the Olympics and is included in both the political and Olympic categories).
Digital revenues in the Broadcasting Segment finished up 11%, and retransmission revenues for the year finished 21% above last year.
At the end of 2012, the company’s broadcasting division, headquartered in McLean, VA, included 23 television stations in markets with nearly 21 million households covering 18.1% of the U.S. population. The broadcasting division also includes the Captivate Network.
At the end of 2012, the broadcasting division had approximately 2,600 full-time and part-time employees, approximately 1.1% more than at the end of 2011.

The principal sources of the company’s television revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of the company’s television signals on satellite and cable networks; 4) advertising on the station’s web and tablet and mobile products; and 5) payments by advertisers to television stations for other services, such as the production of advertising material. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues. Captivate derives its revenue principally from national advertising on video screens in elevators of office buildings and select hotel lobbies. As of year-end, Captivate had over 10,000 video screens located in 25 major cities across North America.
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
In 2012, the company completed retransmission negotiations with several providers including cable and satellite operators. All are multi-year agreements that provide the company with significant and steady revenue streams. There are no incremental costs associated with this revenue and therefore all of these revenues contribute directly to operating income. Retransmission revenues are expected to grow significantly in 2013.
As part of the company’s growing engagement and innovation with social media, Gannett joined 9 leading television broadcast groups and invested in a long-term commercial partnership with a Silicon Valley-based start-up called ConnecTV. ConnecTV, launched in 2012, is a social television network for TV fans. On Feb. 5, 2012, Gannett entered into a public “Beta” testing period with ConnecTV for the kickoff of Super bowl XLVI. Consumers used the ConnecTV service on their iPads and computers to experience “synced” companion news, polls, player bios and to participate in online chats with other social TV users.
In June 2012, with a significantly improved technology platform and user interface as well as the addition of a core content-development team, ConnecTV “soft launched” its new product with digital promotions and TV spots across the Garnet Media Co., LLC stations, including Belo Corp., Cox Media Group, E.W. Scripps Co., Gannett Broadcasting, Hearst Television Inc., Media General Inc., Meredith Corp., Post-Newsweek Stations Inc., Raycom Media and Schurz. In August 2012, the social TV service was used by 100,000 consumers as its Olympics coverage for the “second” screen rolled out with special companion Games content.

The ConnectTV engineering team also developed a first-ever Ad Sync Network that synchronizes the television advertising experience with companion marketing on the second screen – enabling users to take action on a TV ad that includes the ability to Buy Now, Find the Closest Store, Play Product Videos, Enter a Contest and other “activations” that extend the TV branding experience.
In the fourth quarter of 2012, ConnecTV signed a Charter Programming revenue deal with CBS Television Distribution focused on “Entertainment Tonight” tuned-alerts and co-marketing. This effort also features Entertainment Tonight-ConnecTV co-branded television spots and digital promotion, as well as “Entertainment Tonight” talent appearing in ConnecTV’s WATERCOOLER chat venue.
ConnecTV was honored this past year as “The Best Ubiquitous Social TV Network” by the Social TV Summit as its numbers and industry awareness continued to grow.
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
Gannett TV stations led the way in covering major news events during 2012. Gannett’s 12 NBC stations were front and center for the 2012 London Olympics and were home to Super Bowl XLVI. While the company’s broadcast markets had no local team in the Super Bowl game, Gannett stations took advantage of the enormous audience and four stations were among the top 10 rated stations (adults ages 25 to 54) for the 2012 Super Bowl: KARE in Minneapolis-St. Paul, MN (No. 3), KUSA in Denver, CO (No. 6), WXIA in Atlanta, GA (No. 8) and WKYC in Cleveland, OH (No. 9).
Maximizing its use of cross-divisional content and resource sharing for the 2012 London Olympics, Gannett Broadcasting sent teams from eight stations to London where they combined forces with USA TODAY to provide the most comprehensive coverage of any local media group. Hundreds of stories produced stateside, combined with hundreds of live shots outside Olympic Stadium, helped Gannett TV stations dominate coverage. Highlights included KUSA in Denver’s coverage of hometown four-time gold medalist Missy Franklin and WXIA in Atlanta co-anchoring its morning show from London during the Games. Gannett Broadcasting also teamed with USA TODAY and USCP to provide extensive coverage of Hurricanes Isaac and Sandy. Locally, KUSA led coverage of a tragic movie theater shooting in Aurora, CO, and followed with informative coverage of the worst wild fire season in a decade. KPNX and Republic Media were honored for their coverage of a massive dust storm that blanketed Phoenix, and First Coast News in Jacksonville, FL, produced in-depth coverage of a local high school student who was killed during a confrontation over loud music.
Tampa was the host city of the 2012 Republican Convention and WTSP in Tampa-St. Petersburg, FL, anchored live from the convention for five straight days. WTSP provided hours of extended coverage that included nightly 7 p.m. specials, expanded 11p.m. newscasts, fact-checking political spots and working with USA TODAY to provide a live webcast each day.
With the Democratic Convention in Charlotte, NC, WFMY in Greensboro, NC, anchored its newscasts from the convention as well. Both WTSP’s and WFMY’s efforts reflect a division-wide commitment to providing informative political coverage to consumers.

Gannett Broadcasting also continued its pursuit of providing innovative, relevant local newscasts to consumers using its “9 Areas of Focus” as a guide. Two areas of particular attention for stations in 2012 were the “Watchdog” and “Advocacy” categories. WUSA in Washington, DC, took on the issue of teenage drinking; WXIA in Atlanta investigated wrongful parking fines; KUSA in Denver showed how dozens of children have been “Failed to Death”; KPNX in Phoenix produced a series called “30 Ways in 30 Days,” which highlighted how consumers could help Arizona’s children in need; WLTX in Columbia, SC, broke news of the cyber intrusion of the South Carolina Department of Revenue’s web site by data thieves and, working with The Greenville (SC) News and USA TODAY, reported the stories of hundreds of thousands of residents who had personal information compromised; WFMY in Greensboro, NC, worked with Guilford County schools to encourage students to read three million books in three months, and, for the first time, the school district reached its goal; and, as a result of reporting by WMAZ in Macon, GA, a railroad crossing gate was installed where a woman had been killed by a train.
Gannett Broadcasting began rolling out a new graphics and music package at year end, with full implementation expected to be completed in April 2013. Based on feedback from viewers, the new look is clean, sharp and easy to read and uses USA TODAY’s signature section color-coding system; news is blue, money is green, sports is red, life is purple.
Gannett Broadcasting stations continue to be recognized by their peers for outstanding work. KARE in Minneapolis-St. Paul and KUSA in Denver won three national Edward R. Murrow awards for locally produced work. In addition, thirty-one regional Edward R. Murrow Awards were presented to Gannett television stations, including three Overall Excellence Awards received by KARE, WGRZ in Buffalo, NY, and KTHV in Little Rock, AR. WXIA in Atlanta was recognized with three National Association of Black Journalists Awards of Excellence in three different categories. Along with the Gannett Graphics Group, six Gannett broadcasting stations, WXIA, WCSH in Portland, ME, KPNX in Phoenix, AZ, WZZM in Grand Rapids, MI, WKYC in Cleveland, OH, and WGRZ won Promax Awards in promotion and marketing and Gannett TV stations across the country combined to win more than 100 AP and Regional Emmy Awards for outstanding journalism. KUSA won its 13th straight Colorado Broadcasters Station of the Year Award, and WUSA was recognized by Mothers Against Drunk Driving (MADD) for its series on teenage drinking.
Competition: In each of its broadcasting markets, the company’s stations and affiliated digital platforms compete for revenues with other network-affiliated and independent television and radio broadcasters and with other advertising media, such as cable television, newspapers, magazines, direct mail, out-of-home advertising and Internet media. Other sources of present and potential competition for the company’s broadcasting properties include home video and audio recorders and players, direct broadcast satellite, low-power television, radio, video offerings (both wire line and wireless) of telephone companies as well as developing video services. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, and digital spectrum opportunities associated with DTV. The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.
The Broadcast Segment continues to focus on increasing engagement on all platforms with local customers. As was the case the last several years, Gannett television stations saw very strong growth in digital metrics as the stations’ content remains in high demand and product improvements continue to be favorably received by consumers. Overall in 2012, online visitors increased 20%. Mobile page views are up 195% in 2012, and customers are consuming more content when they visit. Mobile page views per visitor are up 65%, primarily because of the iPhone, Android and Weather apps. Preliminary numbers are positive for the recently launched iPad apps, and the company expects greater consumer adoption with increased tablet penetration.
Video remains the most valuable content from an advertising perspective. On demand video plays increased 33% in 2012 while live video plays increased 500%. This is a result of continued technology improvements, workflow enhancements and viewer demand. Often breaking news happens when people are at work and unable to view a traditional TV. Desktop and mobile video are allowing company broadcast stations to reach consumers no matter where they are, or which device they have available.
Broadcast focused on building engagement in social media in 2012. The synergistic relationship between social media and television is strong. From major sporting events such as the Super Bowl, March Madness and the Olympics to major news events like the shootings in Newtown, CT, and Aurora, CO, to national and local election coverage to entertainment programming such as “The Voice,” social media influenced what people watched, what they shared and what they talked about. Gannett Broadcast Facebook fans increased over 33% in the last half of 2012 and Twitter followers were up over 21%.
Regulation: The company’s television stations are operated under the authority of the Federal Communications Commission (FCC), the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).
Television broadcast licenses are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. Nine of the company’s stations, including two stations with pending renewal applications from 2004, filed for FCC license renewals in 2012. As of Feb. 15, 2013, the renewals remain pending and the company expects the renewals filed in 2012 to be granted in the ordinary course. The company will be filing additional license renewal applications in 2013, including three for stations with pending renewal applications filed in 2005, and anticipate that these applications also will be granted in the ordinary course.
FCC regulation also limits concentration of broadcasting control and regulate network and local programming practices. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). In addition, the Communications Act includes a national ownership cap under which one company is permitted to serve no more than 39% of all U.S. television households (the company’s 23 television stations currently reach approximately 18.1% of U.S. television households). FCC rules permit common ownership of two television stations in the same market in certain defined circumstances, provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition and at least eight independent media “voices” remain after the acquisition.

FCC regulation prohibits a television station owner from owning a daily newspaper in cases where the station’s contour encompasses the newspaper’s city of publication. In 2007, the FCC granted a permanent waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, AZ. The FCC also adopted a waiver standard for the newspaper/broadcast cross-ownership rule, but the pertinent part of the order was vacated on appeal, and thus the waiver standard never went into effect. The appeals court rejected a challenge to the FCC’s retention of the local television ownership rule. In addition, the FCC has commenced a new review of its ownership rules, as it is required to do every four years, and this review may result in additional rule modifications. The FCC has proposed to retain the local television ownership rule (but is seeking comment on a possible waiver standard for smaller markets), and has proposed a modest relaxation of the newspaper/broadcast rule (similar to the waiver standard that the FCC had adopted during the last ownership review that was rejected in court). However, the waiver standard may be of limited value for the company in permitting expanded ownership opportunities, because it contains presumptions that, in the top 20 television markets, common ownership of a television station and a daily newspaper may be permitted only if the station is not one of the top four rated stations; most of the company’s stations are rated number one or two in their markets. The FCC’s notice of proposed rulemaking also seeks comment about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. An order in this proceeding is expected in 2013.
Congress and the FCC are considering possible changes to the Communications Act and to other FCC regulations, respectively, including the rules concerning retransmission consent (which govern cable and satellite operators’ carriage of the signals of the company’s stations); the statutory cable and satellite copyright regime; and the rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcast stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts. The current retransmission consent rules are working overall. There continues to be few retransmission disputes with virtually all negotiations completed successfully. In addition, as authorized by and pursuant to certain requirements established by Congress in 2012, the FCC is seeking comment on rules to govern a “repacking” of the television spectrum, which may entail the company’s stations moving to different channels, having smaller service areas, and /or accepting additional interference.

Employees
At the end of 2012, the company and its subsidiaries had approximately 30,700 full-time and part-time employees including 2,200 for CareerBuilder. At certain operations, headcount reductions were made in 2012 as part of efficiency and consolidation efforts.
Approximately 10% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 60 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industry-wide or company-wide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.
The company has a 401(k) Savings Plan, which is available to most domestic non-represented employees and unionized employees who have bargained participation in the plan.

During 2008, substantially all of the participants in the Gannett Retirement Plan (GRP) and the Gannett Supplemental Retirement Plan (SERP) had their benefits under these plans frozen. Amendments were made to the existing Gannett 401(k) Savings Plan (401(k) Plan) and the Gannett Deferred Compensation Plan (DCP). Most participants whose benefits were frozen under the GRP and, if applicable, the SERP received higher matching contributions under the 401(k) Plan. The matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of contributed compensation. The company also makes additional employer contributions to the 401(k) Plan on behalf of certain long-service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules. Participants whose benefits were frozen will have their benefits periodically increased by a cost of living adjustment until benefits commence.
The company provides competitive group life and medical insurance programs for full-time domestic employees at each location. The company pays a substantial portion of these costs and employees contribute the balance.
The company and its subsidiaries have various retirement plans, including plans established under some collective bargaining agreements.
As is the practice in the U.K., Newsquest employees have local staff councils for consultation and communication with local Newsquest management. Newsquest provides its employees with the option to participate in a retirement plan. In October 2010, after discussion with its pension plan trustees and employees, the decision was made to close the Newsquest defined benefit plan to future accrual, effective March 31, 2011. The plan closure was made to reduce pension expenses and funding volatility and was part of a package of measures to address the plan’s deficit. Some of the savings from closing the defined benefit plan were offset by increased membership in Newsquest’s defined contribution plan.
A key initiative for the company is its leadership and diversity program that focuses on finding, developing and retaining the best and the brightest employees, as well as a diverse workforce that reflects the fabric of the communities Gannett serves.

Environmental and Sustainability Initiatives
Gannett is committed to making smart decisions to protect the environment and manage its environmental impact responsibly.  Being a good corporate citizen is a core value and the company has taken a number of steps to reduce its environmental impact and underscore its commitment to sustainability.
The company has been an industry pioneer in switching to environmentally-friendly press products, such as low-VOC (Volatile Organic Compound) washes and fountain solutions and citrus-based press cleaners. All colored inks and many black inks the company uses are soy-based rather than petroleum-based, and delivered in reusable containers. Gannett’s waste ink is recycled, either on-site or at the manufacturer’s facility. The company continues to minimize landfill usage by collecting used paper, plastics and other materials for recycling and has substantially reduced water usage by switching to dry methods of photo processing and plate processing.
Gannett has reduced green house emissions by using newsprint vendors who practice sustainability, switching to light-weight newsprint, reducing the size of the newspapers printed, and using recycled and Forest Stewardship Council (FSC)-certified newsprint where available.

The company also is focused on being energy efficient. Its headquarters building received the Leadership in Energy and Environmental Design (LEEDS) EB certification, and the company has relocated many employees in other facilities to newer, more energy efficient offices.
Gannett has installed more energy efficient HVAC systems and appliances in many of its buildings. In 2011-2012 alone, Gannett’s HVAC upgrade program resulted in a reduction of 10.7 million kilowatt hours of annual electricity use. In 2012, Gannett also invested in energy efficient lighting upgrades at two locations. For 2013, Gannett has identified new projects estimated to reduce power consumption further by approximately 2.8 million kilowatt hours annually.
The Gannett Green Operating Employee Group serves as a forum to review and recommend “green” ideas and practices. The group maintains an intranet site that provides an accessible, informative and interactive resource highlighting new and innovative green best practices which help Gannett businesses and properties develop more sustainable operating practices.
Many of Gannett's media organizations cover environmental and sustainability issues and inspire action. One good example is USA TODAY, which was recognized for “Ghost Factories: Poison in the Ground.” The series won four national awards, including the Alfred I. duPont-Columbia Award from the Columbia Journalism School. The investigative report uncovered hundreds of forgotten lead factories and the toxic lead left behind. The series drew calls for action from seven U.S. senators and led the EPA to re-examine health risks at 464 sites nationwide.
Make A Difference Day, created by USA WEEKEND, is the nation’s largest day of volunteering. For more than 20 years, USA WEEKEND has mobilized millions of people across the U.S. for this National Day of Doing Good. Together with its hundreds of carrier newspapers and longstanding partners Points of Light and Newman’s Own, it rallies millions of people in a single day to help the change communities they live in. Volunteer efforts often include projects such as planting trees or gardens, cleaning up trash, planting sod and other environmentally beneficial tasks.
The Gannett Foundation is a corporate foundation sponsored by the company. Through its Community Grant Program, Gannett Foundation supports non-profit activities in the communities in which Gannett does business and contributes to a variety of charitable causes. One of Gannett Foundation’s community action grant priorities includes environmental conservation.

General Company Information
Gannett was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. The company listed shares publicly for the first time in 1967. It reincorporated in Delaware in 1972. Its more than 230 million outstanding shares of common stock are held by approximately 7,960 shareholders of record in all 50 states and several foreign countries. Gannett’s headquarters is in McLean, VA, near Washington, DC.

Mobile and Tablet: Gannett powers more than 400 local mobile and tablet products and also partners with mobile service providers to power news alerts and mobile marketing campaigns. Gannett has also developed and deployed leading applications for iPad, iPhone, Kindle, Android and Windows.

MARKETS WE SERVE
DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2012 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser www.montgomeryadvertiser.com	30,654		39,851	1829
Arizona	Phoenix	The Arizona Republic www.azcentral.com	296,934		516,753	1890
Arkansas	Mountain Home	The Baxter Bulletin www.baxterbulletin.com	8,960			1901
California	Palm Springs	The Desert Sun www.mydesert.com	37,077		43,719	1927
	Salinas	The Salinas Californian www.thecalifornian.com	8,441			1871
	Visalia	Visalia Times-Delta/Tulare Advance-Register www.visaliatimesdelta.com www.tulareadvanceregister.com	17,774			1859
Colorado	Fort Collins	Fort Collins Coloradoan www.coloradoan.com	19,736		24,679	1873
Delaware	Wilmington	The News Journal www.delawareonline.com	78,961		108,750	1871
Florida	Brevard County	FLORIDA TODAY www.floridatoday.com	55,633		76,469	1966
	Fort Myers	The News-Press www.news-press.com	61,183		84,388	1884
	Pensacola	Pensacola News Journal www.pnj.com	36,824		54,315	1889
	Tallahassee	Tallahassee Democrat www.Tallahassee.com	33,830		39,685	1905
Guam	Hagatna	Pacific Daily News www.guampdn.com	16,484		14,276	1944
Indiana	Indianapolis	The Indianapolis Star www.indystar.com	157,749		291,842	1903
	Lafayette	Journal and Courier www.jconline.com	25,225		33,769	1829
	Muncie	The Star Press www.thestarpress.com	20,586		26,762	1899
	Richmond	Palladium-Item www.pal-item.com	9,602		14,856	1831
Iowa	Des Moines	The Des Moines Register www.desmoinesregister.com	99,328		199,125	1849
	Iowa City	Iowa City Press-Citizen www.press-citizen.com	10,297			1860
Kentucky	Louisville	The Courier-Journal www.courier-journal.com	138,224		234,561	1868
Louisiana	Alexandria	Alexandria Daily Town Talk www.thetowntalk.com	18,337		24,486	1883
	Lafayette	The Daily Advertiser www.theadvertiser.com	27,561		37,725	1865
	Monroe	The News-Star www.thenewsstar.com	23,344		26,191	1890
	Opelousas	Daily World www.dailyworld.com	5,303		6,533	1939
	Shreveport	The Times www.shreveporttimes.com	36,018		47,310	1871
Maryland	Salisbury	The Daily Times www.delmarvanow.com	16,374		22,729	1900

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2012 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Michigan	Battle Creek	Battle Creek Enquirer www.battlecreekenquirer.com	14,175		20,345	1900
	Detroit	Detroit Free Press www.freep.com	212,235		851,546	1832
	Lansing	Lansing State Journal www.lansingstatejournal.com	41,283		58,625	1855
	Livingston County	Daily Press & Argus www.livingstondaily.com	10,832		15,815	1843
	Port Huron	Times Herald www.thetimesherald.com	16,909		25,897	1900
Minnesota	St. Cloud	St. Cloud Times www.sctimes.com	21,303		27,157	1861
Mississippi	Hattiesburg	Hattiesburg American www.hattiesburgamerican.com		10,577	14,067	1897
	Jackson	The Clarion-Ledger www.clarionledger.com	55,843		67,595	1837
Missouri	Springfield	Springfield News-Leader www.news-leader.com	33,586		52,958	1893
Montana	Great Falls	Great Falls Tribune www.greatfallstribune.com	25,376		27,730	1885
Nevada	Reno	Reno Gazette-Journal www.rgj.com	41,201		66,055	1870
New Jersey	Asbury Park	Asbury Park Press www.app.com	97,375		144,562	1879
	Bridgewater	Courier News www.mycentraljersey.com	14,219		18,139	1884
	Cherry Hill	Courier-Post www.courierpostonline.com	45,131		59,414	1875
	East Brunswick	Home News Tribune www.mycentraljersey.com	27,442		34,034	1879
	Morristown	Daily Record www.dailyrecord.com	18,440		22,335	1900
	Vineland	The Daily Journal www.thedailyjournal.com	12,394			1864
New York	Binghamton	Press & Sun-Bulletin www.pressconnects.com	33,617		45,379	1904
	Elmira	Star-Gazette www.stargazette.com	15,175		23,183	1828
	Ithaca	The Ithaca Journal www.theithacajournal.com	10,451			1815
	Poughkeepsie	Poughkeepsie Journal www.poughkeepsiejournal.com	23,963		32,615	1785
	Rochester	Rochester Democrat and Chronicle www.democratandchronicle.com	110,088		154,557	1833
	Westchester County	The Journal News www.lohud.com	71,642		90,758	1829
North Carolina	Asheville	Asheville Citizen-Times www.citizen-times.com	30,353		46,234	1870

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2012 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum www.bucyrustelegraphforum.com	3,883			1923
	Chillicothe	Chillicothe Gazette www.chillicothegazette.com		8,135	10,027	1800
	Cincinnati	The Cincinnati Enquirer www.cincinnati.com	136,280		263,630	1841
	Coshocton	Coshocton Tribune www.coshoctontribune.com		3,688	4,590	1842
	Fremont	The News-Messenger www.thenews-messenger.com		5,846		1856
	Lancaster	Lancaster Eagle-Gazette www.lancastereaglegazette.com		8,007	9,641	1807
	Mansfield	News Journal www.mansfieldnewsjournal.com	17,887		25,895	1885
	Marion	The Marion Star www.marionstar.com	6,416		8,073	1880
	Newark	The Advocate www.newarkadvocate.com		11,218	13,985	1820
	Port Clinton	News Herald www.portclintonnewsherald.com		2,629		1864
	Zanesville	Times Recorder www.zanesvilletimesrecorder.com	11,624		13,763	1852
Oregon	Salem	Statesman Journal www.statesmanjournal.com	35,478		42,581	1851
South Carolina	Greenville	The Greenville News www.greenvilleonline.com	51,217		96,767	1874
South Dakota	Sioux Falls	Argus Leader www.argusleader.com	31,842		48,030	1881
Tennessee	Clarksville	The Leaf-Chronicle www.theleafchronicle.com	13,817		18,100	1808
	Jackson	The Jackson Sun www.jacksonsun.com	18,199		28,302	1848
	Murfreesboro	The Daily News Journal www.dnj.com	10,723		15,152	1848
	Nashville	The Tennessean www.tennessean.com	108,397		218,728	1812
Utah	St. George	The Spectrum www.thespectrum.com	15,520		18,591	1963
Vermont	Burlington	The Burlington Free Press www.burlingtonfreepress.com	28,532		34,723	1827
Virginia	McLean	USA TODAY www.usatoday.com	1,732,918			1982
	Staunton	The Daily News Leader www.newsleader.com	13,073		16,271	1904
Wisconsin	Appleton	The Post-Crescent www.postcrescent.com	40,482		53,777	1853
	Fond du Lac	The Reporter www.fdlreporter.com	10,198		13,440	1870
	Green Bay	Green Bay Press-Gazette www.greenbaypressgazette.com	43,824		64,878	1915
	Manitowoc	Herald Times Reporter www.htrnews.com	10,204		12,001	1898
	Marshfield	Marshfield News-Herald www.marshfieldnewsherald.com		8,072		1927
	Oshkosh	Oshkosh Northwestern www.thenorthwestern.com	14,238		19,568	1868
	Sheboygan	The Sheboygan Press www.sheboyganpress.com	14,441		18,013	1907
	Stevens Point	Stevens Point Journal www.stevenspointjournal.com		7,965		1873
		Central Wisconsin Sunday			17,589
	Wausau	Wausau Daily Herald www.wausaudailyherald.com		15,456	21,292	1903
	Wisconsin Rapids	The Daily Tribune www.wisconsinrapidstribune.com		7,998		1914

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS/NEWSQUEST PLC

		Circulation*
City	Local media organization/web site	Monday-Saturday	Founded
Basildon	Echo** www.echo-news.co.uk	29,125	1969
Blackburn	Lancashire Telegraph www.lancashiretelegraph.co.uk	20,870	1886
Bolton	The Bolton News www.theboltonnews.co.uk	19,740	1867
Bournemouth	Daily Echo www.bournemouthecho.co.uk	24,825	1900
Bradford	Telegraph & Argus www.thetelegraphandargus.co.uk	24,163	1868
Brighton	The Argus www.theargus.co.uk	22,399	1880
Colchester	The Gazette** www.gazette-news.co.uk	15,259	1970
Darlington	The Northern Echo www.thenorthernecho.co.uk	38,479	1870
Glasgow	Evening Times www.eveningtimes.co.uk	45,942	1876
Glasgow	The Herald www.heraldscotland.com	45,493	1783
Newport	South Wales Argus www.southwalesargus.co.uk	21,437	1892
Oxford	Oxford Mail www.oxfordmail.co.uk	17,556	1928
Southampton	Southern Daily Echo www.dailyecho.co.uk	29,973	1888
Swindon	Swindon Advertiser www.swindonadvertiser.co.uk	16,837	1854
Weymouth	Dorset Echo www.dorsetecho.co.uk	16,313	1921
Worcester	Worcester News www.worcesternews.co.uk	13,305	1937
York	The Press www.thepress.co.uk	24,312	1882
* Circulation figures are according to ABC results for the period January - June 2012 ** Publishes Monday-Friday
Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

GANNETT DIGITAL
CareerBuilder: www.careerbuilder.com
Headquarters: Chicago, IL
Sales offices: Atlanta, GA; Boston, MA; Charlotte, NC; Chicago, IL; Cincinnati, OH; Dallas, TX; Denver, CO; Detroit, MI; Edison, NJ; Houston, TX; Los Angeles; Minneapolis, MN; Moscow, ID; Nashville, TN; New York, NY; Orlando, FL; Overland Park, KS; Philadelphia, PA; San Bruno, CA; Scottsdale, AZ; Seattle, WA; Washington, DC
International offices: Canada, China, France, Germany, Greece, India, Italy, Malaysia, Netherlands, Belgium, Norway, Singapore, Spain, Sweden, United Kingdom, Brazil, Indonesia

PointRoll, Inc.: www.pointroll.com Headquarters: King of Prussia, PA Sales offices: Atlanta, GA; Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA; Toronto, Canada
ShopLocal: www.shoplocal.com Headquarters: Chicago, IL Sales office: Chicago, IL
Reviewed.com: www.reviewed.com Headquarters: Boston, MA

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORMS

State/District of Columbia	City	Station/web site	Channel/Network	Weekly Audience (a)	Founded
Arizona	Flagstaff	KNAZ-TV	Channel 2/NBC	(b)	1970
	Phoenix	KPNX-TV www.azcentral.com/12news	Channel 12/NBC	1,155,000	1953
Arkansas	Little Rock	KTHV-TV www.todaysthv.com	Channel 11/CBS	417,000	1955
California	Sacramento	KXTV-TV www.news10.net	Channel 10/ABC	866,000	1955
Colorado	Denver	KTVD-TV www.ktvd.com	Channel 20/MyNetworkTV	590,000	1988
		KUSA-TV www.9news.com	Channel 9/NBC	1,201,000	1952
District of Columbia	Washington	WUSA-TV www.wusa9.com	Channel 9/CBS	1,763,000	1949
Florida	Jacksonville	WJXX-TV	Channel 25/ABC	366,000	1989
		WTLV-TV www.firstcoastnews.com	Channel 12/NBC	461,000	1957
	Tampa-St. Petersburg	WTSP-TV www.wtsp.com	Channel 10/CBS	1,243,000	1965
Georgia	Atlanta	WATL-TV www.myatltv.com	Channel 36/MyNetworkTV	883,000	1954
		WXIA-TV www.11alive.com	Channel 11/NBC	1,642,000	1948
	Macon	WMAZ-TV www.13wmaz.com	Channel 13/CBS	199,000	1953
Maine	Bangor	WLBZ-TV www.wlbz2.com	Channel 2/NBC	106,000	1954
	Portland	WCSH-TV www.wcsh6.com	Channel 6/NBC	306,000	1953
Michigan	Grand Rapids	WZZM-TV www.wzzm13.com	Channel 13/ABC	374,000	1962
Minnesota	Minneapolis-St. Paul	KARE-TV www.kare11.com	Channel 11/NBC	1,345,000	1953
Missouri	St. Louis	KSDK-TV www.ksdk.com	Channel 5/NBC	1,028,000	1947
New York	Buffalo	WGRZ-TV www.wgrz.com	Channel 2/NBC	520,000	1954
North Carolina	Greensboro	WFMY-TV www.digtriad.com	Channel 2/CBS	562,000	1949
Ohio	Cleveland	WKYC-TV www.wkyc.com	Channel 3/NBC	1,122,000	1948
South Carolina	Columbia	WLTX-TV www.wltx.com	Channel 19/CBS	292,000	1953
Tennessee	Knoxville	WBIR-TV www.wbir.com	Channel 10/NBC	443,000	1956

Captivate Network: www.captivatenetwork.com Headquarters: Chelmsford, MA Advertising offices: Chicago, IL; Los Angeles, CA; New York, NY; San Francisco, CA; Toronto, Canada.
(a) Weekly audience is number of TV households reached, according to the November 2012 Nielsen book. (b) Audience numbers fall below minimum reporting standards.

USA TODAY/USATODAY.com
Headquarters and editorial offices: McLean, VA
Print sites: Albuquerque, NM; Atlanta, GA; Columbia, SC; Denver, CO; Des Moines, IA; Eugene, OR; Everett, WA; Fort Lauderdale, FL; Houston, TX; Indianapolis, IN; Kankakee, IL; Las Vegas, NV; Lawrence, KS; Los Angeles, CA; Louisville, KY; Milwaukee, WI; Minneapolis, MN; Mobile, AL; Nashville, TN; Newark, OH; Norwood, MA; Oklahoma City, OK; Orlando, FL; Phoenix, AZ; Plano, TX; Rochester, NY; Rockaway, NJ; St. Louis, MO; Salt Lake City, UT; San Jose, CA; Springfield, VA; Sterling Heights, MI; Tampa, FL; Warrendale, PA; Wilmington, DE; Winston-Salem, NC
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA

USA TODAY Sports Media Group: www.bigleadsports.com; www.kffl.com; www.thehuddle.com (subscription); www.hoopsworld.com; hoopshype.com; mmajunkie.com; bnqt.com; www.baseballhq.com (subscription); www.quickish.com; www.venturethere.com; www.schedulestar.com; www.usatodayhss.com
Headquarters: New York, NY
Advertising offices: Los Angeles, CA; McLean, VA; New York, NY

USA TODAY Travel Media Group Headquarters: McLean, VA Advertising offices: McLean, VA
USA WEEKEND: www.usaweekend.com Headquarters and editorial offices: McLean, VA Advertising offices: Chicago, IL; Los Angeles, CA; New York, NY; San Francisco, CA
Gannett Digital Marketing Services: BLiNQ Media: www.blinqmedia.com; DealChicken: www.dealchicken.com; Clipper Digital: www.clippermagazine.com; www.couponclipper.com; www.DoubleTakeDeals.com; GannettLocal: www.gannettlocal.com; Mobestream Media (Key Ring): www.keyringapp.com
Headquarters: Chicago, IL
Sales offices: Atlanta, GA; Chicago, IL; Dallas, TX; McLean, VA: New York, NY

BLiNQ Media: www.blinqmedia.com; bam.blinqmedia.com Headquarters: New York, NY Advertising offices: Atlanta, GA; Cambridge, MA; Chicago, IL; New York, NY
Mobestream Media: www.keyringapp.com Headquarters: Dallas, TX
Clipper Magazine: www.clippermagazine.com; www.couponclipper.com; DoubleTakeDeals.com Headquarters: Mountville, PA
Gannett Healthcare Group: www.GannettHG.com; www.GannettEducation.com; www.ContinuingEducation.com; www.Nurse.com; www.TodayinPT.com; www.TodayinOt.com; www.PearlsReview.com
Headquarters: Falls Church, VA
Regional offices: Dallas, TX; Hoffman Estates, IL; San Jose, CA
Publications: Nurse.com, Today in PT, Today in OT

Gannett Government Media Corp.
Headquarters: Springfield, VA
Regional office: Los Angeles, CA
Publications: Army Times: www.armytimes.com, Navy Times: www.navytimes.com, Marine Corps Times: www.marinecorpstimes.com, Air Force Times: www.airforcetimes.com, Federal Times: www.federaltimes.com, Defense News: www.defensenews.com, Armed Forces Journal: www.armedforcesjournal.com, C4ISR Journal: www.c4isrjournal.com, Training and Simulation Journal: www.tsjonline.com, Military Times EDGE: www.militarytimesedge.com

Gannett Media Technologies International: www.gmti.com Headquarters: Norfolk, VA Regional offices: Cincinnati, OH; Phoenix, AZ
Non-daily publications: Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin

Gannett Publishing Services Headquarters: McLean, VA Sales office: Atlanta, GA
Gannett Direct Marketing Services, Inc.: www.gdms.com Headquarters: Louisville, KY
Gannett Satellite Information Network: McLean, VA

GANNETT ON THE NET: News and information about Gannett is available on its web site, www.gannett.com. In addition to news and other information about Gannett, the company provides access through this site to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the company files or furnishes them electronically to the Securities and Exchange Commission (SEC). Certifications by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including the company’s Form 10-K filed in 2012).
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

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks we face. Additional risks that we did not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our securities.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the predominant share of our publishing, digital, and broadcast revenues, with affiliated web site, mobile and tablet revenues being an important component. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate circulation revenues and our television audience. This competition may make it difficult for us to grow or maintain our print advertising, circulation and broadcasting revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

A decline in the company’s credit ratings and continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures
At the end of 2012, the company had approximately $1.43 billion in long-term debt, of which $205 million was in the form of borrowings under bank credit agreements, and the balance was in the form of unsecured notes. This debt matures at various times during the years 2014-2018. While the company’s cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets may at times be affected by our credit ratings and conditions in the economy. A decline in our corporate credit rating could make future borrowings more expensive, and volatile credit markets could make it harder for us to obtain debt financings generally. At the end of 2012, the company had approximately $922 million of additional borrowing capacity under its revolving credit facilities.

Volatility in global financial markets directly affects the value of our pension plan assets and liabilities
The company’s principal U.S. retirement plan, the Gannett Retirement Plan, was underfunded as of Dec. 30, 2012 by $594 million on a U.S. GAAP basis. Various factors, including future investment returns, discount rates and potential pension legislative changes, impact the timing and amount of pension contributions the company may be required to make in the future. The company's funding target attainment percentage, as defined by the IRS and based on the 2012 annual update, is 95%.

Foreign exchange variability could adversely affect our consolidated operating results
Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2012 were translated to U.S. dollars at the average rate of 1.58. CareerBuilder, with expanding overseas operations, also has foreign exchange risk but to a significantly lesser degree.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or value of assets
Our publishing, digital and broadcasting operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may result in increased costs and adversely impact our future profitability. For example, FCC regulations required us to construct digital television stations in all of our television markets, despite the fact that the new digital stations did not produce significant additional revenue. In addition, our television stations are required to possess television broadcast licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew either our current license applications that are pending or those submitted in the future.

The degree of success of our investment and acquisition strategy may significantly impact our ability to expand overall profitability
We will continue efforts to identify and complete strategic investments, partnerships and business acquisitions. These efforts may not prove successful. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we reap from a particular relationship. The company is also exposed to the risk that its partners in strategic investments and infrastructure may encounter financial difficulties which could lead to disruption of investee or partnership activities, or impairment of assets acquired, which would adversely affect future reported results of operations and shareholders' equity.
Acquisitions of other businesses may be difficult to integrate with our existing operations, could require an inefficiently high amount of attention from our senior management, might require us to incur additional debt or divert our capital from more profitable expenditures, and might result in other unanticipated problems and liabilities.

The value of our existing intangible assets may become impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $3.3 billion as of Dec. 30, 2012, representing approximately 52% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in 2010 and 2012 (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack
Our information technology systems are critically important to operating our business efficiently and effectively.  We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, late or missed publications, and loss of sales and customers, causing our business and results of operations to suffer.
Furthermore, attempts to compromise information technology systems occur regularly, and we may be vulnerable to security breaches beyond our control.  We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber attack, but the techniques used to attempt attacks are constantly changing.  A breach or successful attack could have a negative impact on our operations or business reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Publishing/United States
Generally, the company owns many of the plants that house all aspects of the publication process. Certain U.S. Community Publishing operations have outsourced printing to non-Gannett publishers or commercial printers. In the case of USA TODAY, at Dec. 30, 2012, 23 non-Gannett printers were used to print it in U.S. markets where there were no company publishing sites with appropriate facilities. Non-Gannett printers in 10 foreign countries publish and distribute an international edition of USA TODAY under a royalty agreement. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s local media organizations have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s local media organizations share combined facilities; and in certain locations, facilities are shared with other non-Gannett publishing properties. At the end of 2012, 72% of the company’s U.S. daily publications were either printed by non-Gannett printers or printed in combination with other Gannett publications. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.
During 2012, the company continued its efforts to consolidate certain of its U.S. publishing facilities to achieve savings and efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 18 - 20.

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

Corporate facilities
The company owns the buildings in which its headquarters and USA TODAY are located in McLean, VA. The company also owns data and network operations centers in nearby Maryland and in Phoenix, AZ. Headquarters facilities are adequate for present operations. The company leases space in its headquarters facilities to third-party tenants.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 12 of the Notes to Consolidated Financial Statements.

Environmental
From time to time, some of the company’s current and former subsidiaries have been included among potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation. These environmental proceedings are highly complex, and require a variety of issues to be resolved, including the extent of contamination, the nature and extent of investigation and remedial action that may ultimately be required, and the number of parties that will be required to contribute to such investigation and remediation costs, before the company’s liability for them, if any, will be known.
In March 2011, the Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, was notified by the U.S. EPA that it has been identified as a potentially responsible party for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. At this point in the investigation, incomplete information is available about the site, other potentially responsible parties and what further investigation and remediation may be required. Accordingly, future costs at the site, and The Advertiser Company’s share of such costs, if any, cannot yet be determined. Some of The Advertiser Company's fees and costs in connection with this matter may be reimbursed under its liability insurance policies.
Management does not expect that these pending proceedings will have a material adverse effect upon the company’s consolidated results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Gannett Co., Inc. shares are traded on the New York Stock Exchange with the symbol GCI.
Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 17, 44 and 45 of this Form 10-K. Information about debt securities sold in private transactions may be found on page 43 of this Form 10-K.

Gannett Common stock prices
High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High	Year	Quarter	Low	High
2002	First	$65.03	$77.85	2008	First	$28.43	$39.00
	Second	$71.50	$79.87		Second	$21.79	$30.75
	Third	$63.39	$77.70		Third	$15.96	$21.67
	Fourth	$66.62	$79.20		Fourth	$6.09	$17.05
2003	First	$67.68	$75.10	2009	First	$1.95	$9.30
	Second	$70.43	$79.70		Second	$2.20	$5.48
	Third	$75.86	$79.18		Third	$3.18	$10.14
	Fourth	$77.56	$88.93		Fourth	$9.76	$15.63
2004	First	$84.50	$90.01	2010	First	$13.53	$17.25
	Second	$84.95	$91.00		Second	$13.73	$18.67
	Third	$79.56	$86.78		Third	$11.98	$15.11
	Fourth	$78.99	$85.62		Fourth	$11.76	$15.78
2005	First	$78.43	$82.41	2011	First	$14.49	$17.19
	Second	$71.13	$80.00		Second	$13.30	$15.64
	Third	$66.25	$74.80		Third	$8.55	$14.60
	Fourth	$59.19	$68.62		Fourth	$9.16	$13.57
2006	First	$58.81	$64.80	2012	First	$13.36	$15.61
	Second	$53.22	$60.92		Second	$12.33	$15.74
	Third	$51.67	$57.15		Third	$13.20	$18.75
	Fourth	$55.92	$61.25		Fourth	$16.63	$18.97
2007	First	$55.76	$63.11	2013	First*	$18.01	$20.55
	Second	$54.12	$59.79	*Feb. 19, 2013
	Third	$43.70	$55.40
	Fourth	$35.30	$45.85

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
9/24/12 – 10/28/12	558,101	$18.26	558,101	$177,370,440
10/29/12 – 11/25/12	664,700	$17.06	664,700	$166,031,082
11/26/12 – 12/30/12	884,701	$17.99	884,701	$150,116,389
Total 4th Quarter 2012	2,107,502	$17.77	2,107,502	$150,116,389
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
In addition to the above, as of Dec. 30, 2012, 36,000 shares were repurchased as part of the publicly announced repurchase program, but were settled subsequent to the end of the quarter. The effect of those repurchases decreased the maximum dollar value available under the program to $149,479,382.

Comparison of shareholder return – 2008 to 2012
The following graph compares the performance of the company’s common stock during the period Dec. 31, 2007, to Dec. 31, 2012, with the S&P 500 Index, and a peer group index selected by the company.
The company’s peer group includes A.H. Belo Corp., Belo Corp., Discovery Communications Inc., The E.W. Scripps Company, Journal Communications, Inc., The McClatchy Company, Media General, Inc., Meredith Corp., Monster Worldwide Inc., News Corp., The New York Times Company, The Washington Post Company, and Yahoo Inc. (collectively, the “Peer Group”). Many of the Peer Group companies have a strong publishing/broadcasting orientation, but the Peer Group also includes companies in the digital media industry.
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.
The graph depicts representative results of investing $100 in the company’s common stock, the S&P 500 Index and Peer Group index at closing on Dec. 31, 2007. It assumes that dividends were reinvested monthly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to each Peer Group company.
Recent Gannett stock returns have improved from the five-year comparison below. For example, Gannett's one-year cumulative total return for 2012 was 41%. This compares to returns for the S&P 500 Index and Peer Group index of 16% and 37%, respectively.

# Comparison of Cumulative Five Year Total Return

$150
$100
$50
$0
Dec 2007
Dec 2008
Dec 2009
Dec 2010
Dec 2011
Dec 2012
Gannett Co., Inc.
S&P 500 Index
Peer Group

	2007	2008	2009	2010	2011	2012
Gannett Co., Inc.	$100	$22.76	$43.76	$44.98	$40.64	$57.48
S&P 500 Index	$100	$63.00	$79.67	$91.68	$93.61	$108.59
Peer Group	$100	$45.72	$70.02	$75.90	$80.79	$110.71

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2008 through 2012 is contained under the heading “Selected Financial Data” on page 76 and is derived from the company’s audited financial statements for those years.
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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the company’s Digital Segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches and (q) general economic, political and business conditions; (r) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The company continues to monitor the uneven economic recovery in the U.S., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

Executive Summary
Gannett Co., Inc. is a leading international media and marketing solutions company operating primarily in the United States and the United Kingdom (U.K.). Approximately 90% of 2012 consolidated revenues are from domestic operations and approximately 10% are from foreign operations, primarily in the U.K.
Gannett implements its strategy and manages its operations through three business segments: Publishing, Digital and Broadcasting (television). The Publishing Segment includes the operations of 99 daily publications in the U.S., U.K. and Guam, about 500 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Its 82 U.S. daily publications, including USA TODAY, the nation’s number one newspaper in print circulation, with an average circulation of approximately 1.7 million, have a combined daily average paid circulation of 4.7 million, which is the nation’s largest publishing group in terms of circulation. Together with the 17 daily paid-for publications its Newsquest division operates in the U.K., the total average daily circulation of its 99 domestic and U.K. daily publications was approximately 5.2 million for 2012. Daily newspapers also operate web sites, mobile and tablet products which are tightly integrated with publishing operations. The company’s publishing operations also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, ShopLocal.com and Topix.
The Publishing Segment also includes commercial printing; newswire; marketing and data services operations.
The company’s Digital Segment includes CareerBuilder, PointRoll, ShopLocal and Reviewed.com. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the highest traffic and revenue. CareerBuilder is also rapidly expanding its international operations.
Through its Broadcasting Segment, the company owns and operates 23 television stations with affiliated digital platforms sites covering 18.1% of the U.S. population in markets with a total of nearly 21 million households. This segment also includes Captivate Network, a national news and entertainment network that delivers programming and full-motion video advertising on video screens located in elevators of office towers and select hotel lobbies across North America.
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2012 fiscal year ended on Dec. 30, 2012, and encompassed a 53-week period. The company’s 2011 and 2010 fiscal years encompassed 52-week periods.
Discontinued operations: Unless stated otherwise, as discussed in the section titled “Discontinued operations,” all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of The Honolulu Advertiser and its related assets, which were sold in May 2010, and a small directory publishing operations sold in June 2010, are excluded for all periods covered by this report. These transactions are discussed in more detail on page 38 in the discontinued operations section of this report.

Operating results summary: Operating revenues were $5.4 billion in 2012, an increase of 2% from $5.2 billion in 2011. This represents the first year-over-year increase in company-wide revenue since 2006.
Publishing revenues were $3.7 billion for 2012 or 3% below 2011 levels, reflecting lower advertising demand partially offset by a 5% increase in circulation revenue due to the roll out of the all- access content subscription model throughout 2012. Circulation revenue grew significantly during the year as the content subscription model was rolled out in waves to 78 domestic markets throughout the year.
Digital Segment revenues totaled $719 million for 2012, an increase of 5%, reflecting solid revenue growth at CareerBuilder as it gained strength and market share domestically and as it expanded its reach domestically and internationally through key acquisitions.
Broadcast revenues and operating results for 2012 were the best results ever for the Broadcast Segment. Revenues for 2012 were $906 million or 25% higher than 2011 levels, reflecting record political and Summer Olympic revenue achieved in 2012. Political revenues totaled $150 million in 2012 while the Summer Olympics generated $37 million in revenue, of which $4 million was political that aired during the Olympics and is included in both the political and Olympic categories. Significantly higher retransmission and digital television revenues also contributed to the increase. Just as importantly, the Broadcasting Segment increased its market share in 2012, reflecting the value of its content and format, while retaining its loyal base.
Digital revenues company-wide, including the Digital Segment and all digital revenues generated by other business segments, were approximately $1.3 billion in 2012, over 24% of total operating revenues and an increase of 19% compared to 2011. The increase was driven primarily by the impact of the all-access content subscription model as well as higher revenue associated with digital advertising and marketing solutions across all segments.
Total operating costs increased by 3% to $4.6 billion for 2012, due to an increase in Broadcasting and Digital Segment expenses related to higher revenues, increased facility consolidation and asset impairment charges, the extra week in 2012 and strategic initiative investments made throughout the year. These increases were partially offset by continued cost reduction and cost efficiency efforts company-wide.
Newsprint expense for publishing was 6% lower than in 2011 due to a decline in consumption.
The company reported operating income for 2012 of $790 million compared to $831 million in 2011, a 5% decrease.
The company’s net equity income in unconsolidated investees for 2012 was $22 million, an increase of $14 million over 2011. This increase reflects better results at Classified Ventures as well as reduced impairment charges in 2012.
Interest expense was $150 million in 2012, a decrease of $23 million compared to 2011, reflecting significantly lower average debt balances partially offset by higher average interest rates. From its strong operating cash flow and its disciplined liquidity management, the company reduced its long-term debt by $328 million or 19% in 2012, by $920 million or 39% over the last two years and by $2.7 billion or 65% over the last five years.
The company reported income from continuing operations attributable to Gannett Co., Inc. of $424 million or $1.79 per diluted share for 2012 compared to $459 million or $1.89 per diluted share for 2011.

Net income attributable to noncontrolling interests was $51 million in 2012, an increase of 23% or $9 million over 2011, reflecting significantly improved operating results at CareerBuilder.
In early 2012, the company increased its annual dividend by 150 percent to $0.80 per share and announced plans to accelerate its stock buyback program. During 2012, the company paid out $159 million in dividends and repurchased over 10 million shares at a cost of $154 million.
Outlook for 2013: For 2013, the company expects digital revenue growth will be partially offset by a decline in broadcasting revenue. Publishing revenue is expected to stabilize in 2013, driven primarily by the staggered roll out in 2012 of the all-access content subscription model and revenue growth from digital marketing services. Digital Segment revenue is expected to continue growing primarily due to an increase at CareerBuilder. Broadcasting revenue comparisons for 2013 will be challenging against the strong 2012 Summer Olympics and politically related advertising totaling $183 million, as well as the move of the Super Bowl from the company’s 12 NBC affiliates in 2012 to its six CBS affiliates in 2013. Partially offsetting the absence of these revenues, the company expects growth in core advertising revenue, retransmission revenue and digital revenue from the company's television stations.
Total operating expenses are expected to decrease slightly as asset impairment charges incurred in 2012 are not expected to repeat. Newsprint expense is also expected to be lower as consumption will continue to decrease. Newsprint prices are also expected to be lower in the U.K. These decreases will be partially offset by increased spending on initiatives such as mobile and tablet relaunches, digital marketing services and travel partner programs.

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
Goodwill: As of Dec. 30, 2012, goodwill represented approximately 45% of the company’s total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the quarter ended Dec. 30, 2012, the company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. This change is preferable as it provides the company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the company’s strategic planning and forecasting process. In accordance with U.S. generally accepted accounting principles, the company will continue to perform interim impairment testing should circumstances requiring it arise. The company believes that this accounting change is appropriate and does not result in the delay, acceleration or avoidance of an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
Under recent guidance, prior to performing the annual two-step goodwill impairment test, the company is first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, the company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In the first step of the quantitative test, the company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation. Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business and future economic and market conditions. The fair value of the company’s reporting units is also impacted by the company’s overall market capitalization. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.
The company used both the qualitative and quantitative assessments for its goodwill impairment testing during 2012.
In 2012, the company recognized impairment charges in its Digital Segment totaling $90 million to bring recorded goodwill equal to implied fair value based on future projections for each reporting unit. The impairment charges coincide with the reduction in advertising from a large customer during the fourth quarter of 2012 as well as a change in strategy and updated financial projections reflective of these events.

The company has 5 major reporting units (defined as reporting units with goodwill in excess of $50 million) which accounted for 95% of its goodwill balance at Dec. 30, 2012. The following table shows the aggregate goodwill for these units summarized at the segment level:

In millions of dollars
Segment	Goodwill Balance
Publishing	$543
Broadcast	$1,619
Digital	$543

In the case of the Publishing Segment there are three major reporting units that comprise the goodwill balance shown above. The aggregate estimated fair value of these reporting units exceeded the carrying value at the most recent test. In order for these reporting units to fail step one of the goodwill impairment test, the estimated value of the reporting units would have to decline by over 35% for U.S. Community Publishing (including Gannett Publishing Services), Newsquest and the USA TODAY group (which includes USA TODAY brand properties and USA WEEKEND).
For the Broadcast Segment, which is considered a single reporting unit, estimated fair value exceeded carrying value. In order for the Broadcast reporting unit to fail step one of the goodwill impairment test, its estimated fair value would have to decline by over 40%.
The Digital Segment balance represents CareerBuilder, where the company performed a qualitative assessment and concluded that it was more likely than not that the fair value was greater than the carrying value.
Fair value of the reporting units depends on several factors, including the future strength of the economy in the company’s principal publishing, digital and broadcast markets. Generally soft and uneven recoveries in the U.S. and U.K. markets have had an adverse effect on most of the company’s reporting units in recent years. New and developing competition as well as technological change could also adversely affect fair value estimates in the near term for certain of the company’s reporting units, particularly those in the Digital Segment (exclusive of CareerBuilder). Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges.
Indefinite Lived Intangibles: This asset grouping consists of mastheads and trade names for publishing and digital businesses and FCC licenses for television stations.
Local mastheads (publishing periodical titles and web site domain names) and other trade names are not subject to amortization and as a result they are tested for impairment annually (first day of the fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. The impairment test consists of a comparison of the fair value of each masthead/domain name or trade name with its carrying amount. The company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead/domain name or trade name. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. No impairments in this asset category are indicated at this time. For certain mastheads and other trade names, a deterioration in operating results at the underlying business units could lead to future impairment charges.

Television FCC licenses for the Atlanta and Denver markets are not subject to amortization and are tested for impairment annually (first day of fourth quarter), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the license with its carrying amount. Fair value is estimated using an income approach referred to as the “Greenfield Approach.” This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. This analysis confirmed the carrying value exceeded the fair value and as such, no impairment of these licenses was required. In addition, the company does not believe that either of these FCC licenses is at risk of requiring an impairment charge for the foreseeable future.
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
Accelerated depreciation was recorded in the years 2010-2012 for certain property, plant and equipment, reflecting specific decisions to consolidate production and other business services, primarily affecting the Publishing Segment.
The company reviews its property, plant and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups/local business units. Due to expected continued cash flow in excess of carrying value from its businesses, no property, plant or equipment assets were considered impaired.
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
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). The GRP accounted for 73% of company pension plan assets and 69% of company pension obligations at Dec. 30, 2012. Substantially all GRP participants’ benefits were frozen effective Aug. 1, 2008. At the end of 2012, the plan’s projected benefit obligation was $2.46 billion and its plan assets were valued at $1.87 billion. The company's funding target attainment percentage, as defined by the IRS and based on the 2012 annual update, is 95%. The projected benefit obligation was negatively impacted by generally lower discount rates. This impact was offset by better than expected investment returns on plan assets.
To estimate the long-term rate of return on pension assets, the company uses a process that incorporates actual historical asset-class returns and an assessment of expected future performance. The company used an assumption of 8.25% for its expected return on GRP assets for 2012. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on GRP assets would have increased estimated pension plan expense for 2012 by approximately $8.8 million. Actual rates of return on plan assets may vary significantly from estimates due to changes in financial markets.
U.S. accounting rules specify that discount rates reflect rates at which pension benefits could be effectively settled using high quality fixed income investments with maturities similar to the benefit payments. The company developed the discount rate for the GRP by matching the projected payments underlying the pension benefit obligation to a modeled yield curve consisting of high-quality Aa-graded non-callable bonds. A decrease in the discount rate for the GRP would increase the pension obligations, thus changing the funded status recorded on the company’s Consolidated Balance Sheet. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate applied to the GRP at the end of 2012 would have increased plan obligations by approximately $115 million. A 50 basis point change in the discount rate used to calculate 2012 expense for the plan would have changed total pension plan expense for 2012 by approximately $0.8 million.
The company’s principal pension plan in the U.K., the Newsquest Pension Scheme, has also been frozen to future accruals. At Dec. 30, 2012, this plan had a projected benefit obligation of $798 million, assets of $606 million and was therefore 76% funded. This plan would be subject to the same accounting impacts as the GRP, although by lesser amounts, based upon changes in discount rate and investment return assumptions.
The company developed its discount rate for its OPEB plans using the same methodology as that described for the GRP. As an indication of discount rate sensitivity to the determination of estimated OPEB expense in 2012, a 50 basis point change in the discount rate for the company’s OPEB plans would change estimated OPEB expense by approximately $0.6 million and would have changed OPEB liabilities at the end of 2012 by approximately $7.7 million. The assumed health care cost-trend rate also affects OPEB liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $7.0 million in the Dec. 30, 2012 postretirement benefit obligation and a $0.3 million increase in the aggregate service and interest cost components of 2012 expense.
Income Taxes: The company’s annual tax rate is based on its income, statutory tax regulations and rates, and tax planning opportunities available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the company’s annual tax expense and in evaluating its tax positions.
Tax law requires items to be included in the company’s tax returns at different times than when the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses recorded for accounting purposes that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the company believes are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, the company considers the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of its taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of Dec. 30, 2012, deferred tax asset valuation allowances totaled $76 million, primarily related to foreign tax credits, foreign losses and state net operating losses available for carry forward to future years. Although realization is not assured, the company believes it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. Projected future taxable income is the principal basis upon which this assumption is made.
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
The effect of a one percentage point change in the effective tax rate for 2012 would have resulted in a change of $6 million in the provision for income taxes and net income attributable to Gannett Co., Inc.

RESULTS OF OPERATIONS

Consolidated summary – continuing operations
A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts
	2012	Change	2011	Change	2010
Operating revenues	$5,353	2%	$5,240	(4%)	$5,439
Operating expenses	$4,563	3%	$4,409	(1%)	$4,439
Operating income	$790	(5%)	$831	(17%)	$1,000
Non-operating expense, net	$119	(33%)	$178	16%	$154
Income from continuing operations
Per share – basic	$1.83	(5%)	$1.92	(19%)	$2.38
Per share – diluted	$1.79	(5%)	$1.89	(20%)	$2.35

A discussion of operating results of the company’s Publishing, Digital and Broadcasting Segments, along with other factors affecting net income attributable to Gannett, is as follows:

Publishing Segment
In addition to its domestic local publications and affiliated digital platforms, the company’s publishing operations include Gannett Publishing Services, USA TODAY group (which includes USA TODAY brand properties and USA WEEKEND), Newsquest, which produces daily and non-daily publications in the U.K., Clipper Magazine, Gannett Healthcare Group, Gannett Government Media and other advertising and marketing services businesses. The Publishing Segment in 2012 contributed 70% of the company’s revenues.

Publishing operating results were as follows:

Publishing operating results, in millions of dollars
	2012(a)	Change	2011(a)	Change	2010
Revenues	$3,728	(3%)	$3,831	(5%)	$4,051
Expenses	3,360	—%	3,354	(1%)	3,403
Operating income	$369	(23%)	$478	(26%)	$648
(a) Numbers do not sum due to rounding

Foreign currency translation impacts: The average exchange rate used to translate U.K. publishing results was 1.58 for 2012, 1.60 for 2011 and 1.55 for 2010. Translation fluctuations impact U.K. publishing revenue, expense and operating income results.
Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 63% and 30%, respectively, of total publishing revenues in 2012. Ad revenues include those derived from advertising placed with print products as well as publishing related Internet web sites, mobile and tablet applications. These include revenue in the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.

The table below presents the principal components of publishing revenues for the last three years.

Publishing operating revenues, in millions of dollars
	2012	Change	2011	Change	2010(a)
Advertising	$2,356	(6%)	$2,511	(7%)	$2,711
Circulation	1,117	5%	1,064	(2%)	1,087
Commercial printing and other	255	—%	256	1%	254
Total	$3,728	(3%)	$3,831	(5%)	$4,051
(a) Numbers do not sum due to rounding

The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from web sites, mobile and tablets affiliated with the publications.

Advertising revenues, in millions of dollars
	2012	Change	2011	Change	2010
Retail	$1,230	(6%)	$1,303	(6%)	$1,384
National	396	(11%)	446	(11%)	501
Classified	730	(4%)	762	(8%)	826
Total ad revenue	$2,356	(6%)	$2,511	(7%)	$2,711

Publishing revenue comparisons 2012-2011:
Advertising Revenue: Advertising revenues for 2012 declined $155 million or 6%, reflecting the impact of the soft economy on advertising demand. Quarterly advertising comparisons improved sequentially throughout 2012, with the fourth quarter being the best comparison quarter of the year (even after removing the extra week impact), reflecting strengthening sectors such as automotive.
The table below presents the percentage change in 2012 compared to 2011 for each of the major ad revenue categories, by quarter.

Advertising Revenue Comparisons by Quarter
	Q1	Q2	Q3	Q4
Retail	(8%)	(7%)	(7%)	(1%)
National	(14%)	(17%)	(8%)	(7%)
Classified	(6%)	(5%)	(5%)	1%
Total advertising	(8%)	(8%)	(7%)	(2%)

Ad revenues were lower in both the U.S. and the U.K during 2012. In the U.K., in local currency, ad revenues comparisons were comparable to that of the U.S. Due to a slightly lower average exchange rate for 2012, in U.S. dollars, Newsquest ad revenues were down 7% compared with a 6% decline for U.S. publishing.

The table below presents the percentage change for the retail, national, and classified categories for 2012 compared to 2011.

Advertising Revenue Year Over Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total Publishing (constant currency)
Retail	(6%)	(4%)	(5%)
National	(12%)	(5%)	(11%)
Classified	(3%)	(7%)	(4%)
Total	(6%)	(6%)	(6%)

Retail ad revenues were down $73 million or 6% in 2012. In the U.S., revenues were down in most principal categories, with the more significant declines occurring in the financial and telecommunication categories, partially offset by an increase in retail online advertising. Retail ad revenues were down 4% in the U.K. on a constant currency basis.
National ad revenues were down $51 million or 11% in 2012, primarily due to lower ad sales for USA TODAY and its associated businesses, as well as for U.S. Community Publishing.
The table below presents the percentage change in classified categories for 2012 compared to 2011.

Classified Revenue Year Over Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total Publishing (constant currency)
Automotive	2%	(13%)	—%
Employment	(3%)	(4%)	(3%)
Real Estate	(11%)	(9%)	(10%)
Legal	(1%)	—%	(1%)
Other	(6%)	(5%)	(6%)
Total	(3%)	(7%)	(4%)

Classified ad revenues declined $32 million or 4% in 2012 with a decline of 3% in the U.S. and 8% in the U.K. Domestically, automotive advertising was up 2% for the year while employment declined 3%. Real estate continued to reflect the housing issues nationwide and was down 11% for the year. Classified advertising results in the U.K. lagged results in the U.S. as automotive, employment and real estate declined in local currency 13%, 4% and 9%, respectively.
Digital advertising revenues in the Publishing Segment were up for the year in the U.S. as well as at Newsquest in the U.K. Revenues benefited from the company’s continued focus on digital marketing services. U.S. Community Publishing digital advertising revenues were up 6%, reflecting increases in the automotive and retail categories. Digital ad revenues at USA TODAY and its associated brands were up by 38%, while digital ad revenues at Newsquest increased 10% in local currency.

Circulation Revenue: Publishing circulation revenues increased by $53 million or 5% over 2011, reflecting the first company-wide circulation revenue increase since 2006. Circulation revenues were up as a result of the implementation of the all-access content subscription model throughout 2012 and the favorable impact of the extra week in 2012. Late in the fourth quarter of 2012, the company completed the final phase of the all-access roll out across 78 U.S. community publishing markets. Company-wide circulation revenue ramped up throughout the year and was up 17% in the fourth quarter (up almost 10% excluding the extra week in the fourth quarter of 2012). Circulation revenues increased 8% in 2012 at the company’s local domestic publishing units. Circulation revenue in the U.K. was flat compared to last year in local currency.
Revenue comparisons reflect generally lower circulation volumes more than offset by price increases. Daily average print and digital, replica and non-replica circulation, excluding USA TODAY, declined 8%, while Sunday net paid circulation declined 3%.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation volume. USA TODAY’s average daily circulation for 2012 declined 2% to 1.7 million copies.
For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 95% of total daily volume, while evening circulation accounted for 5%.

Local publishing circulation volume is summarized in the table below. In 2012, the company reclassified certain circulation volume from evening to morning distribution due a change in delivery time. All prior period amounts have been reclassified to conform to the new classifications. In addition, verified circulation copies have been added for all periods.

Total average circulation volume, print and digital, replica and non-replica in thousands
	2012	Change	2011	Change	2010
Local Publications
Morning	3,240	(8%)	3,512	(6%)	3,722
Evening	177	(8%)	193	(7%)	207
Total daily	3,417	(8%)	3,705	(6%)	3,929
Sunday	5,003	(3%)	5,150	—%	5,171

Other Revenue: Commercial printing and other publishing revenues were flat in 2012 and totaled $255 million. A decrease in commercial print revenues was mostly offset by the impact of the extra week in 2012. Commercial printing revenues in the U.S. and U.K. combined, accounted for approximately 58% of total other revenues.
Outlook for 2013: The company expects publishing revenue to stabilize in 2013 driven primarily by the staggered roll out in 2012 of the all-access content subscription model and revenue growth from digital marketing services.

Publishing revenue comparisons 2011-2010:
Advertising Revenue: Advertising revenues for 2011 declined $199 million or 7% reflecting the impact of the soft economy on advertising demand.
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
Classified ad revenues decreased $64 million or 8% in 2011 with a decline of 7% in the U.S. and 9% in the U.K. Domestically, employment advertising was up 2% for the year while automotive declined 2%. Real estate reflected the housing issues across the country and was down 18% for the year. Classified advertising in the U.K. was worse than in the U.S. as automotive, employment and real estate declined in local currency 13%, 20% and 9%, respectively.
Digital revenues in the Publishing Segment were up for 2011 in the U.S. as well as at Newsquest in the U.K. U.S. Community Publishing digital revenues were up 9%, reflecting strong increases in the automotive, employment and retail categories. Digital revenues at USA TODAY and its associated brands were up by a low double digit percentage for the year, while digital revenues at Newsquest increased 5% in local currency.
Circulation Revenue: Publishing circulation revenues declined $23 million in 2011 or 2% over 2010. Circulation revenues were lower in the U.S., and in the U.K., in local currency. Revenue comparisons reflect generally lower circulation volumes partially offset by price increases. Daily average paid and verified circulation, excluding USA TODAY, declined 6%, while Sunday average paid and verified circulation declined slightly.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation volume. USA TODAY’s average daily circulation for 2011 declined 2%.
For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 95% of total daily volume, while evening circulation accounted for 5%.
Other Revenue: Commercial printing and other publishing revenues increased 1% to $256 million in 2011 due primarily to an increase in commercial printing revenues in the U.K. Commercial printing revenues in the U.S. and U.K. accounted for approximately 58% of total other revenues.
Publishing expense comparisons 2012-2011: Publishing operating costs increased slightly to $3.4 billion in 2012 as continued cost control and efficiency efforts were offset by strategic initiative spending of $68 million, higher pension expense and the impact of the extra week in 2012. A majority of the strategic spending in 2012 was in conjunction with the roll out of the all-access content subscription model, digital relaunches and the investments made in the company’s digital marketing services business.
Publishing payroll costs were relatively unchanged compared to 2011 reflecting the impact of headcount reductions across certain divisions offset by the additional week in 2012.
Newsprint expense was down 6% in 2012 due to a decline in consumption.

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
Outlook for 2013: The company expects 2013 expenses to be impacted by continued cost control and efficiency efforts across the segment, offset by increased strategic initiative investment in mobile and tablet relaunches, digital marketing services and travel partner programs as well as ongoing sales support, service and training associated with previously launched initiatives. Newsprint expense will be lower due primarily to a decrease in consumption.
Publishing operating results 2012-2011: Publishing operating income decreased to $369 million in 2012 from $478 million in 2011. The principal factors affecting reported operating results comparisons for the full year were the following:

•
Lower operating results in the U.S. and U.K. as ad revenue categories were affected by the impact of the soft economy on advertising demand, partially offset by an increase in circulation revenue at the company’s U.S. Community Publishing operations;

•
Strategic initiative spending in 2012 of $68 million primarily related to the roll out of the all-access content subscription model, digital relaunches and investments made to the company’s digital marketing service business;

•	Special charges for facility consolidation and asset impairment as well as workforce restructuring totaled $74 million in 2012 and $100 million in 2011;

•	Positive impact of a significant increase in digital revenue;

•	Positive impact of the extra week in 2012;

•	Higher pension expenses in 2012; and

•	A decrease in newsprint expense, primarily due to a decline in usage.

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

Digital Segment
The Digital business segment includes CareerBuilder, PointRoll, ShopLocal and Reviewed.com.
Digital revenues, expenses and operating income were as follows:

In millions of dollars
	2012	Change	2011	Change	2010
Revenues	$719	5%	$686	11%	$618
Expenses	677	21%	561	5%	535
Operating income	$42	(67%)	$125	50%	$83

Digital revenues increased $32 million or 5% over 2011, primarily reflecting a strong increase in revenues at CareerBuilder.
Digital expenses in 2012 increased 21% to $677 million, primarily due to $90 million of impairment charges recognized in 2012 as well as an increase in expenses at CareerBuilder associated with its revenue growth.
As a result of these factors, Digital Segment operating income decreased 67% to $42 million in 2012.
CareerBuilder operations are predominately based in North America, although expansion efforts continue in parts of Europe, Asia and South America. CareerBuilder is the nation’s largest online recruitment and career advancement source for employers, employees, recruiters and job seekers. Its North American network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated businesses, including the company’s local media organizations, which sell various CareerBuilder employment products including upsells of print employment ads. North American network revenue increased 5%, compared to last year, with substantially all the increase attributable to revenues CareerBuilder derived from its own sales efforts. Revenues derived from its owner-affiliated newspapers were down 1% in 2012, while revenues from its own sales efforts were up 6% in 2012. Since CareerBuilder is consolidated, for Gannett’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned local media organizations.
Digital results 2011-2010: Digital revenues increased $68 million or 11% over 2010, reflecting primarily a significant increase in revenues at CareerBuilder.
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
As a result of all these factors, Digital Segment operating income increased 50% to $125 million in 2011.
Outlook for 2013: The company expects Digital Segment revenues and profits to grow in 2013, led by continued gains at CareerBuilder.

Broadcasting Segment
The company’s broadcasting operations at the end of 2012 included 23 television stations and affiliated digital platforms in markets with nearly 21 million households reaching 18.1% of the U.S. population. The Broadcasting Division also includes Captivate Network.
Broadcasting revenues accounted for approximately 17% of the company’s reported operating revenues in 2012. Broadcasting revenues accounted for approximately 14% of the company’s reported operating revenues in both 2011 and 2010.
Over the last three years, broadcasting revenues, expenses and operating income were as follows:

In millions of dollars
	2012	Change	2011	Change	2010(a)
Revenues	$906	25%	$722	(6%)	$770
Expenses	462	10%	420	(5%)	440
Operating income	$444	47%	$302	(8%)	$329
(a) Numbers do not sum due to rounding

Broadcasting revenues and operating results for 2012 were the best results ever for the Broadcast Segment. Revenues for 2012 were $906 million or 25% higher than 2011 levels, reflecting record political and Summer Olympic revenue achieved in 2012. Political revenues totaled $150 million in 2012 while the Summer Olympics generated $37 million in revenue, of which $4 million was also political. Core ad revenues, while impacted by the displacement effect of record political revenues, were up 5% in 2012, reflecting strong growth in the automotive, banking and medical categories. Retransmission revenues increased 21% in 2012 and digital television revenues increased 11% compared to 2011. Just as importantly, the Broadcasting Segment increased its market share in 2012 reflecting the value of its content and format, while retaining its loyal base.
Broadcast costs increased 10% to $462 million in 2012. The increase reflects higher sales and marketing costs in 2012 associated with the higher revenues.
As a result of all of these factors, Broadcasting Segment operating income increased 47% to a record high of $444 million in 2012.
Broadcast results 2011-2010: Broadcast revenues decreased $47 million or 6% for 2011. Year-over-year revenue comparisons were unfavorably impacted by $107 million in ad revenues associated with the Winter Olympics and political/election-related advertising in 2010. Partially offsetting the decline was a significant improvement in core advertising, led by the automotive, banking and medical categories. Retransmission and digital television revenue were also significantly higher in 2011 from 2010, up 27% and 26%, respectively.
Broadcast costs decreased 5% to $420 million in 2011. The decrease reflects continuing cost control and efficiency efforts, lower sales and programming costs in 2011 and certain facility consolidation and asset impairment charges recognized in 2010 that did not recur in 2011.
Operating income decreased 8% to $302 million in 2011, reflecting significantly lower net political and Olympic advertising revenues, partially offset by higher core revenues, retransmission revenues, and digital television revenues and lower expenses.

Outlook for 2013: Revenue comparisons for 2013 will be challenging against the record 2012 Summer Olympics and politically related advertising totaling $183 million, as well as the shift of the Super Bowl from the company’s twelve NBC stations to its six CBS stations. Partially offsetting the absence of these revenues, the company expects core advertising and retransmission revenue increases.

Consolidated operating expenses
Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars
	2012	Change	2011	Change	2010
Cost of sales	$2,944	(1%)	$2,961	(1%)	$2,980
Selling, general and admin. expenses	1,303	7%	1,223	3%	1,188
Depreciation	161	(3%)	166	(9%)	183
Amortization of intangible assets	33	5%	32	1%	31
Facility consolidation and asset impairment charges	122	***	27	(52%)	57
Total	$4,563	3%	$4,409	(1%)	$4,439

Total reported operating expense increased 3% to $4.56 billion in 2012, due to an increase in Broadcasting and Digital Segment expenses related to higher revenues, increased facility consolidation and asset impairment charges, higher pension expense, the extra week in 2012 and $74 million of strategic initiative investments made throughout the year. These increases were partially offset by continued cost reduction and cost efficiency efforts company-wide and lower newsprint expense. Payroll increased by 2% in 2012 as a result of recent acquisitions and the impact of the extra week in 2012, partially offset by reduced headcount in certain divisions.
Depreciation expense was 3% lower in 2012, reflecting certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed beginning on page 38 and in Notes 3 and 4 to the Consolidated Financial Statements.
Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2012	2011	2010
Payroll and employee benefits	45.9%	46.8%	47.4%
Newsprint and other production material	11.2%	12.1%	12.0%

Operating expense comparisons 2011-2010: Total reported operating expense decreased 1% to $4.41 billion in 2011. Payroll savings were significant from reduced headcount from consolidations and restructuring efforts. Strong cost controls were in place throughout the company, however expenses increased 5% in the Digital Segment associated with the significant increase in its revenue. Cost savings were also partially offset by an increase in workforce restructuring charges of $62 million as well as a charge of $15 million incurred for the disability-related retirement of the company’s former chairman and chief executive officer in 2011.

Depreciation expense was 9% lower in 2011, reflecting reduced depreciation resulting from accelerated depreciation charges recognized in 2010 and early 2011 and certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed beginning on page 38 and in Notes 3 and 4 to the Consolidated Financial Statements.
Outlook for 2013: Total operating expenses are expected to decrease slightly as asset impairment charges incurred in 2012 are not expected to repeat. Newsprint expense is also expected to be lower as consumption will continue to decrease. These decreases will be partially offset by increased spending on initiatives such as mobile and tablet relaunches, digital marketing services and travel partner programs.

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
The company’s net equity income in unconsolidated investees for 2012 was $22 million, an increase of $14 million over 2011. This increase reflects better results at Classified Ventures as well as reduced impairment charges recognized in 2012.
The company’s net equity income in unconsolidated investees for 2011 was $8 million, a decrease of $11 million over 2010. The decline reflects $16 million in impairment charges recognized in 2011, partially offset by better results at certain digital investments, particularly Classified Ventures.
Interest expense: 2012 interest expense decreased by 13% compared to 2011 due to a significantly lower average debt level of $1.7 billion in 2012, partially offset by higher average interest rates and the extra week in 2012.
Interest expense in 2011 was flat compared to 2010, as lower average debt levels were offset by higher average rates.
The company reduced its long-term debt by $328 million or 19% in 2012. At the end of 2012, the company’s senior leverage ratio was 1.41x, well within the financial covenants under its revolving credit agreements.
A further discussion of the company’s borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 42, and in Note 7 to the Consolidated Financial Statements.
Other non-operating items: The company reported a net gain of $9 million for other non-operating items in 2012. The majority relates to a gain on a distribution from a cost method investment and interest income earned during 2012.
Other non-operating items totaled a net loss of $13 million in 2011 as the company recorded $15 million of non-cash charges for the write-down of certain minority investments. These charges were partially offset by a gain recognized as a result of the prepayment of a secured promissory note. The company had received the promissory note in connection with the disposition of certain publishing operations in 2010.
The company reported a net gain of $100,000 in 2010 as gains on its investments were offset by currency related losses.
Outlook for 2013: The company expects its net interest expense to be down for the year, reflecting lower average debt balances.

Provision for income taxes on income from continuing operations
The company reported pre-tax income attributable to Gannett of $620 million for 2012. The provision for income taxes reflects an impairment of non-deductible goodwill, certain state audit settlements and a special net tax benefit from the release of certain tax reserves due to a federal audit settlement in 2012. The effective tax rate on pre-tax income is 31.5%.
The company reported pre-tax income attributable to Gannett of $612 million for 2011. The provision for income taxes reflects a special net tax benefit from the release of certain tax reserves due to audit settlements and a permanent stock basis deduction associated with the disposal of certain business assets in 2011. An impairment charge for these assets had been recorded in previous years, however no related tax benefit had been recognized as the formal disposal of the assets did not occur until 2011. The effective tax rate on pre-tax income was 25.0%.
The lower effective tax rate for 2011 compared to 2012 is due to the stock basis deduction associated with previous impairment charges and the release of foreign tax reserves upon audit settlements recognized in 2011 as well as a non-deductible goodwill impairment charge incurred in 2012.
The company reported pre-tax income attributable to Gannett of $811 million for 2010. The provision for income taxes reflects a special net tax benefit primarily from the release of certain state tax reserves due to the lapse of statutes of limitations. The effective tax rate on pre-tax income was 30.1%.
The lower effective tax rate for 2011 compared to 2010 is due to the stock basis deduction associated with previous impairment charges and the release of foreign tax reserves upon audit settlements recognized in 2011.
Further information concerning income tax matters is contained in Note 10 of the Consolidated Financial Statements.

Income from continuing operations attributable to Gannett Co., Inc.
Income from continuing operations attributable to Gannett Co., Inc. and related per share amounts are presented in the table below.

In millions of dollars, except per share amounts
	2012	Change	2011	Change	2010
Income	$424	(8%)	$459	(19%)	$567
Per diluted share	$1.79	(5%)	$1.89	(20%)	$2.35

Income attributable to Gannett Co., Inc. consists of income from continuing operations reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. Net income attributable to noncontrolling interests was $51 million, $41 million and $35 million in 2012, 2011 and 2010, respectively.

Discontinued operations
Earnings from discontinued operations represent the combined operating results (net of income taxes) of The Honolulu Advertiser and its related assets as well as a small directory publishing operation in Michigan each of which were sold during the second quarter of 2010. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Income titled “Loss from the operation of discontinued operations, net of tax.”
In 2010 the company reported earnings per diluted share of $0.08 for the gain on the disposition of these properties.

Discontinued Operations
In thousands, except per share amounts
2010
Loss from operation of discontinued operations, net of tax	$(322)
Per share – diluted	$—
Gain on disposal of publishing businesses, net of tax	$21,195
Per share – diluted	$0.08

Net income attributable to Gannett Co., Inc., and related per share amounts are presented in the table below, and include income from continuing and discontinued operations.

In millions of dollars, except per share amounts
	2012	Change	2011	Change	2010
Net income	$424	(8%)	$459	(22%)	$588
Per basic share	$1.83	(5%)	$1.92	(22%)	$2.47
Per diluted share	$1.79	(5%)	$1.89	(22%)	$2.43

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
The company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of:

•	Workforce restructuring charges;

•	Non-cash facility consolidation expenses;

•	Non-cash asset impairment charges;

•	Incremental charges associated with the company’s former chairman and chief executive officer’s disability related retirement;

•	Pension settlement charges; and

•	Certain credits and charges to its income tax provision.
The company believes that such expenses and tax items are not indicative of normal, ongoing operations and their inclusion in results makes for more distorted comparisons between periods and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs (including certain union pension costs), accelerated depreciation and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Non-cash asset impairment charges were recorded to reduce the book value of certain intangible assets and investments accounted for under the equity and cost methods to fair value, as the businesses underlying these assets had experienced significant and sustained unfavorable operating results. The pension settlement charges result from the acceleration of expense related to the timing of certain pension payments.
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
Discussion of special charges and credits affecting reported results: Facility consolidation plans led the company to recognize charges in 2010-2012 associated with revising the useful lives of certain assets over a shortened period, as well as shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Additionally, results from performing impairment tests on certain assets including goodwill, other intangible assets, other long-lived assets and investments accounted for under the equity and cost methods, required the recognition of impairment charges in 2010-2012. Total charges for these matters were $129 million ($110 million after-tax or $.47 per share), $58 million ($36 million after-tax or $.15 per share) and $60 million ($43 million after-tax or $.18 per share) in 2012, 2011 and 2010, respectively. These non-cash impairment charges are detailed in Notes 3 and 4 to the Consolidated Financial Statements.
For the years 2012, 2011 and 2010 the company recorded workforce restructuring related costs totaling $41 million ($25 million after-tax or $.10 per share), $74 million ($46 million after-tax or $.19 per share) and $12 million ($7 million after-tax or $.03 per share), respectively. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change the company’s cost structure.
During 2012, the company recorded $8 million ($5 million after-tax or $.02 per share) in pension settlement charges and special benefits of $13 million ($.06 per share) related primarily to tax settlements covering multiple years.
During 2011, the company recorded a $15 million ($9 million after-tax or $.04 per share) incremental charge for the disability-related retirement of the company’s former chairman and chief executive officer.
In addition, the company recorded net special benefits of $31 million ($.13 per share) during 2011 related to tax audit settlements covering multiple years and a permanent stock basis deduction related to the disposal of certain business assets.
During 2010, the company booked a net tax benefit of $29 million ($.12 per share) primarily attributable to the release of reserves due to the expiration of the statutes of limitations, including the release of certain reserves related to the sale of a business in a prior year. The benefit was partially offset by a $2 million ($.01 per share) tax charge related to health care reform legislation.

Consolidated results
The following is a discussion of the company's as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted”.
Adjustments to remove special items from GAAP operating expense follow:

In millions of dollars
	2012(a)	Change	2011	Change	2010
Operating expense (GAAP basis)	$4,563	3%	$4,409	(1%)	$4,439
Remove special items:
Workforce restructuring	(41)	(45%)	(74)	***	(12)
Facility consolidation and asset impairment charges	(122)	***	(27)	(52%)	(57)
Pension settlement charges	(8)	***	—	—	—
Former Chairman and CEO incremental retirement charges	—	***	(15)	***	—
As adjusted (non-GAAP basis)	$4,393	2%	$4,293	(2%)	$4,370
(a) Numbers do not sum due to rounding

Adjusted operating expenses increased 2% in 2012 to $4.4 billion, due to an increase in Broadcasting and Digital Segment expenses related to higher revenues, the extra week in 2012 and strategic initiative investments made throughout the year. These increases were partially offset by continued cost reduction and cost efficiency efforts company-wide.
Adjusted operating expenses declined 2% in 2011 to $4.3 billion, reflecting strong cost controls throughout the company, partially offset by an increase in Digital Segment expenses as a result of increased revenue. Payroll savings were significant from reduced headcount from consolidations and restructuring efforts.
Adjustments to remove special items from GAAP operating income follow:

In millions of dollars
	2012(a)	Change	2011	Change	2010(a)
Operating income (GAAP basis)	$790	(5%)	$831	(17%)	$1,000
Remove special items:
Workforce restructuring	41	(45%)	74	***	12
Facility consolidation and asset impairment charges	122	***	27	(52%)	57
Pension settlement charges	8	***	—	—	—
Former Chairman and CEO incremental retirement charges	—	***	15	***	—
As adjusted (non-GAAP basis)	$960	1%	$947	(11%)	$1,068
(a) Numbers do not sum due to rounding

Adjusted operating income increased 1% in 2012 to $960 million reflecting the first year-over-year increase in company-wide revenue since 2006. Publishing revenues reflected lower advertising demand partially offset by a 5% increase in circulation revenue due to the roll out of the all-access content subscription model throughout 2012. Circulation revenue grew significantly during the year as the content subscription model was rolled out in waves to 78 domestic markets throughout the year. Digital revenues increased, reflecting solid revenue growth at CareerBuilder. Broadcast revenues and operating results were the best results ever for the Broadcast

Segment. Revenues for 2012 were significantly higher than 2011 levels, reflecting record political and Summer Olympic revenue achieved in 2012. Digital revenues company-wide including the Digital Segment and all digital revenues generated by other business segments were approximately $1.3 billion in 2012, over 24% of operating revenues and an increase of 19% compared to 2011.
Adjusted operating income declined 11% in 2011 to $947 million reflecting the impact the soft economy had on publishing advertising revenues. Broadcast revenues were lower as a result of substantially lower political spending and the absence of Winter Olympic revenue achieved in 2010. Digital revenues increased significantly, reflecting stronger revenue growth at CareerBuilder. As adjusted (non-GAAP basis) operating income comparisons were favorably impacted by reduced expenses in the Publishing and Broadcast Segments.
Adjustments to remove special items from GAAP non-operating expense which consist of equity income or loss, interest expense and other non-operating items follow:

In millions of dollars
	2012	Change	2011	Change	2010
Total non-operating (expense) income (GAAP basis)	$(119)	(33%)	$(178)	16%	$(154)
Remove special items:
Investment charges	7	(77%)	30	***	3
As adjusted (non-GAAP basis)	$(112)	(24%)	$(148)	(2%)	$(151)

Adjusted non-operating expense declined 24% in 2012 to $112 million reflecting lower interest expense due to significantly lower average debt levels, partially offset by higher average interest rates and the extra week in 2012.
Adjusted non-operating expense declined 2% in 2011 to $148 million reflecting better results at certain digital unconsolidated investees, particularly Classified Ventures. This was partially offset by reduced equity income in the company’s publishing partnerships.
A summary of the impact of special items on the company’s effective tax rate follows:

In millions of dollars
	2012	2011	2010(a)
Provision for income taxes as reported (GAAP basis)	$195	$153	$244
Remove special items:
Workforce restructuring	16	28	5
Facility consolidation and asset impairment charges	16	10	16
Former Chairman and CEO incremental retirement charges	—	6	—
Pension settlement charges	3	—	—
Non-operating investment charges	3	12	1
Prior year tax reserve adjustments, net	13	20	29
Tax benefit of stock basis deduction	—	11	—
Tax charge for health care legislation	—	—	(2)
As adjusted (non-GAAP basis)	$246	$240	$292
As adjusted effective tax rate (non-GAAP basis)	30.9%	31.6%	33.1%
(a) Numbers do not sum due to rounding

The adjusted effective tax rate in 2012 was 30.9% compared to 31.6% in 2011. The lower rate for 2012 reflects higher reserve releases due to audit settlements and the lapse of certain statutes of limitations. The 2012 rate also reflects a lower statutory tax rate for U.K. operations.

Adjustments to remove special items from GAAP income from continuing operations attributable to Gannett Co., Inc. and diluted earnings per share from continuing operations follow:

In millions of dollars, except per share amounts
	2012(a)	Change	2011(a)	Change	2010(a)
Income from continuing operations attributable to Gannett Co., Inc. (GAAP basis)	$424	(8%)	$459	(19%)	$567
Remove special items (net of tax):
Workforce restructuring	25	(46%)	46	***	7
Facility consolidation and asset impairment charges	106	***	18	(56%)	41
Former Chairman and CEO incremental retirement charges	—	***	9	***	—
Pension settlement charges	5	***	—	—	—
Investment charges	4	(76%)	18	***	2
Prior year tax reserve adjustments, net	(13)	(35%)	(20)	(30%)	(29)
Tax benefit of stock basis deduction	—	***	(11)	***	—
Tax charge for health care legislation	—	***	—	***	2
As adjusted (non-GAAP basis)	$551	6%	$518	(12%)	$591
Diluted earnings per share from continuing operations (GAAP basis)	$1.79	(5%)	$1.89	(20%)	$2.35
Remove special items (net of tax):
Workforce restructuring	0.10	(47%)	0.19	***	0.03
Facility consolidation and asset impairment charges	0.45	***	0.07	(59%)	0.17
Former Chairman and CEO incremental retirement charges	—	***	0.04	***	—
Pension settlement charges	0.02	***	—	—	—
Investment charges	0.02	(75%)	0.08	***	0.01
Prior year tax reserve adjustments, net	(0.06)	(25%)	(0.08)	(33%)	(0.12)
Tax benefit of stock basis deduction	—	***	(0.04)	***	—
Tax charge for health care legislation	—	—	—	***	0.01
As adjusted (non-GAAP basis)	$2.33	9%	$2.13	(13%)	$2.44
(a) Numbers do not sum due to rounding

Adjusted income from continuing operations attributable to Gannett Co., Inc. increased 6% in 2012 (9% on a diluted per share basis) as a result of higher as adjusted (non-GAAP basis) operating income in the Digital and Broadcast Segments partially offset by lower operating income in the Publishing Segment.
Adjusted income from continuing operations attributable to Gannett Co., Inc. declined 12% in 2011 (13% on a diluted per share basis) as a result of reduced revenue in the Publishing and Broadcast Segments partially offset by a reduction in their expenses.

Segment results
The following is a discussion of the company's as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted”.
A summary of the impact of asset impairment and workforce restructuring charges on the company’s Publishing Segment is presented below:

In millions of dollars
	2012(a)	Change	2011(a)	Change	2010(a)
Publishing Segment operating expenses (GAAP basis)	$3,360	—	$3,354	(1%)	$3,403
Remove special items:
Workforce restructuring	(42)	(42%)	(73)	***	(10)
Facility consolidation and asset impairment charges	(32)	18%	(27)	(24%)	(36)
As adjusted (non-GAAP basis)	$3,285	1%	$3,253	(3%)	$3,358
Publishing Segment operating income (GAAP basis)	$369	(23%)	$478	(26%)	$648
Remove special items:
Workforce restructuring	42	(42%)	73	***	10
Facility consolidation and asset impairment charges	32	18%	27	(24%)	36
As adjusted (non-GAAP basis)	$443	(23%)	$578	(17%)	$693
(a) Numbers do not sum due to rounding

Adjusted Publishing Segment operating expenses increased 1% in 2012 compared to 2011 as continued cost control and efficiency efforts were offset by strategic initiative spending, higher pension expense and the impact of the extra week in 2012.
Adjusted Publishing Segment operating income declined 23% in 2012 compared to 2011 due to lower ad revenue in the U.S. and U.K., $68 million of strategic initiative spending and higher pension expense, partially offset by a 5% increase in circulation revenue, a decrease in newsprint expense and the positive impact of the extra week in 2012.
Adjusted Publishing Segment operating expenses declined 3% in 2011 as a result of continued cost control and efficiency efforts as well as lower payroll expense.
Adjusted Publishing Segment operating income declined 17% in 2011 to $578 million, reflecting the impact of the soft economy on advertising demand, partially offset by a decrease in expenses.

A summary of the impact of asset impairment and workforce restructuring charges on the company’s Digital Segment is presented below:

In millions of dollars
	2012	Change	2011	Change	2010
Digital Segment operating expenses (GAAP basis)	$677	21%	$561	5%	$535
Remove special items:
Workforce restructuring	—	—	—	***	(1)
Asset impairment charges	(90)	***	—	***	(13)
As adjusted (non-GAAP basis)	$587	5%	$561	8%	$521
Digital Segment operating income (GAAP basis)	$42	(67%)	$125	50%	$83
Remove special items:
Workforce restructuring	—	—	—	***	1
Asset impairment charges	90	***	—	***	13
As adjusted (non-GAAP basis)	$132	5%	$125	29%	$97

Adjusted Digital Segment operating expenses increased 5% in 2012 compared to 2011 due to an increase in expenses at CareerBuilder associated with its revenue growth. Adjusted Digital Segment operating income also increased 5% reflecting strong gains for CareerBuilder.
Adjusted Digital Segment operating expenses increased 8% in 2011 to $561 million, due primarily to an increase in expenses at CareerBuilder associated with revenue growth. Adjusted Digital Segment operating income increased 29% to $125 million in 2011, reflecting a significant increase in revenues at CareerBuilder, partially offset by an increase in expenses.
A summary of the impact of asset impairment and workforce restructuring charges on the company’s Broadcasting Segment is presented below:

In millions of dollars
	2012	Change	2011(a)	Change	2010(a)
Broadcasting Segment operating expenses (GAAP basis)	$462	10%	$420	(5%)	$440
Remove special items:
Workforce restructuring	—	***	(1)	—	(1)
Facility consolidation charges	—	***	—	***	(9)
As adjusted (non-GAAP basis)	$462	10%	$420	(3%)	$431
Broadcasting Segment operating income (GAAP basis)	$444	47%	$302	(8%)	$329
Remove special items:
Workforce restructuring	—	***	1	—	1
Facility consolidation charges	—	—	—	***	9
As adjusted (non-GAAP basis)	$444	47%	$303	(11%)	$339
(a) Numbers do not sum due to rounding

Adjusted Broadcast Segment operating expenses increased 10% in 2012 compared to 2011 due to higher sales and marketing costs in 2011 associated with higher revenues and the extra week in 2012. Adjusted Broadcast Segment operating income increased 47% to $444 million in 2012, reflecting record political and Summer Olympic revenue achieved in 2012, as well as, higher core ad, retransmission and digital television revenues.
Adjusted Broadcast Segment operating expenses decreased 3% in 2011, reflecting continued cost control and efficiency efforts and lower sales and programming costs. Adjusted Broadcast Segment operating income decreased 11% in 2011 to $303 million, as a result of significantly lower political and Olympic advertising revenues, partially offset by higher core, retransmission and digital television revenues, and lower expenses.
A summary of the impact of special charges on the company’s Corporate Segment is presented below:

In millions of dollars
	2012	Change	2011(a)	Change	2010
Corporate Segment operating expenses (GAAP basis)	$64	(13%)	$74	22%	$61
Remove special items:
Workforce restructuring	2	***	—	—	—
Former Chairman and CEO incremental retirement charges	—	***	(15)	***	—
Pension settlement charges	(8)	***	—	—	—
As adjusted (non-GAAP basis)	$58	(2%)	$60	(2%)	$61
(a) Numbers do not sum due to rounding

FINANCIAL POSITION

Liquidity and capital resources
The company’s cash flow from operating activities was $757 million in 2012, versus $814 million in 2011, primarily reflecting the impact of higher pension contributions to the company’s sponsored plans. Contributions increased $81 million to $137 million in 2012.
Net cash used for investing activities totaled $87 million. This reflects capital spending of $92 million, $67 million for acquisitions, and $3 million for equity investments, which were partially offset by proceeds from the sale of certain assets of $39 million and proceeds from investments of $36 million.
Cash used for financing activities totaled $664 million in 2012. This included the scheduled repayment of fixed rate long term notes of $307 million. The company also repurchased approximately 10.3 million shares of the company’s stock for $154 million, paid dividends totaling $159 million and made distributions to noncontrolling membership shareholders of $47 million. These financing cash flows were partially offset by proceeds from borrowings under its revolving credit agreements of $30 million as well as stock option exercise proceeds of $34 million.
Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements
	2012	2011	2010
Current ratio	1.1-to-1	1.2-to-1	1.3-to-1
Accounts receivable turnover	7.8	7.4	7.4
Newsprint inventory turnover	6.1	5.7	5.1

The company’s operations have historically generated strong positive cash flow which, along with the company’s program of maintaining bank revolving credit availability, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534
Borrowings under revolving credit agreements expiring September 2014	205,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,376	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	61,286	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,497	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	174,241	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,547	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,153	246,760
Total long-term debt	$1,432,100	$1,760,363

Total average debt outstanding in 2012 and 2011 was $1.7 billion and $2.1 billion, respectively. The weighted average interest rate on all debt was 7.7% for 2012 and 7.4% for 2011.
On Dec. 30, 2012, the company had unused borrowing capacity of $922 million under its revolving credit agreements. In addition, its revolving credit agreements allow the company to borrow at least $1.25 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the company’s total leverage ratio.
During 2010 and 2009, the company completed a series of financing transactions which improved its debt maturity profile.
In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 – 103.563%, 2015 – 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit agreements and its then outstanding term loan.
In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.14 billion through September 30, 2014.

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
The company’s three revolving credit agreements require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 30, 2012, the senior leverage ratio was 1.41x.
Commitment fees since March 15, 2012 on the revolving credit agreements are equal to 0.50% of the undrawn commitments. Prior to this, the company paid a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranged from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts.
Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The applicable margin is determined based on the company’s leverage ratio but will differ between Eurodollar base rate loans and loans based on the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. For borrowings at a margin above the Eurodollar base rate, the margin varies from 2.00% to 3.25%. For borrowings at a margin above the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, the margin will vary from 1.00% to 2.25%. At its current leverage ratios, the company’s applicable margins will be 2.25% and 1.25%, respectively.
In connection with each of its three revolving credit agreements and its then outstanding loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes then due in 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and its then outstanding term loan.

On Aug. 21, 2009, Moody’s confirmed the company’s Ba1 corporate family rating and its Ba2 senior unsecured debt rating. In addition, Moody’s rated the company’s bank debt, which included its revolving credit facilities, Baa3. The Baa3 rating was also applicable to most of the company’s long-term debt which has the same subsidiary guarantees as the bank debt, while the Ba2 rating applied to certain non-guaranteed senior long-term debt. On April 2, 2012, following the redemption of the last tranche of the company’s non-guaranteed long-term debt, Moody’s changed the company’s senior unsecured debt rating to Ba1 and lowered the rating applicable to the company’s revolving credit facilities and remaining guaranteed long-term debt to Ba1 for consistency with the new senior unsecured debt rating.
As of Dec. 30, 2012, the company had $205 million of borrowings under its revolving credit agreements. The maximum amount outstanding at any time during 2012 and 2011 was $521 million and $470 million, respectively. The daily average outstanding balance of the revolving credit agreements during 2012 and 2011 was $353 million and $257 million, respectively. The weighted average interest rate for 2012 was 2.8% and 2.6% for 2011.
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
The following schedule shows the annual maturities of long term debt:

In thousands of dollars
2013	$—
2014	453,376
2015	309,783
2016	174,241
2017	247,547
2018	247,153
Total	$1,432,100

The company’s debt maturities may be repaid with cash flow from operating activities or by accessing capital markets or a combination of both.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2012.

Contractual obligations		Payments due by period
In millions of dollars	Total	2013	2014-15	2016-17	Thereafter
Long-term debt (1)	$1,847	$105	$952	$528	$262
Operating leases (2)	278	54	89	61	74
Purchase obligations (3)	186	79	66	25	16
Programming contracts (4)	52	10	41	1	—
Other long-term liabilities (5)	448	141	74	71	162
Total	$2,811	$389	$1,222	$686	$514

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)
Includes purchase obligations related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 30, 2012, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)	Programming contracts include television station commitments to purchase programming to be produced in future years.

(5)	Other long-term liabilities primarily consist of amounts expected to be paid related to under-funded postretirement benefit plans.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 30, 2012, the company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $86 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.
The company’s principal retirement plan, the GRP, had assets of $1.87 billion and liabilities of $2.46 billion at Dec. 30, 2012. Early in fiscal 2013, the company contributed $50 million to the GRP. For 2013, the company expects to contribute $35 million to the U.K. retirement plan. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2013, and therefore no plan contributions thereafter are reflected in the above table.
In December 1990, the company adopted a Transitional Compensation Plan (the TCP). The TCP provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the TCP include a severance payment of up to three years’ compensation and continued life and medical insurance coverage. The company amended the TCP in April 2010 to provide that new participants will not be entitled to the benefit of the TCP's excise tax gross-up or modified single trigger provisions.

Capital stock
In February 2012, the company announced that its Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing a former repurchase program of $1 billion). During 2012, 10.3 million shares were purchased under the programs for $154 million. During 2011, 4.9 million shares were purchased under the former program for $53 million; no shares were purchased in 2010. As of Dec. 30, 2012, the value of shares that may be repurchased under the existing program is $150 million.

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. There is no expiration date for the $300 million stock repurchase program. However, it is targeted to be completed over the two years following the announcement. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.
An employee 401(k) Savings Plan was established in 1990, which includes a company matching contribution in the form of Gannett stock. To fund the company’s matching contribution, an Employee Stock Ownership Plan (ESOP) was formed which acquired 2,500,000 shares of Gannett stock from the company for $50 million. The stock purchase was financed with a loan from the company. In June 2003, the debt was fully repaid and all of the shares had been fully allocated to participants. The company elected not to add additional shares to the ESOP and began funding contributions in cash. Through 2008, the ESOP used the cash match to purchase on the open market an equivalent number of shares of company stock on behalf of participants. In early 2009, the company began funding the 401(k) Savings Plan company matching contributions through the issuance of treasury shares. Beginning in 2010, the company funded the 401(k) Savings Plan match through the issuance of a 50/50 combination of treasury shares and shares purchased on the open market with cash. In late 2011, the company began funding the 401(k) Saving Plan match by purchasing all shares on the open market with cash.
The company’s common stock outstanding at Dec. 30, 2012, totaled 230,042,098 shares, compared with 237,036,994 shares at Dec. 25, 2011.

Dividends
Dividends declared on common stock amounted to $186 million in 2012, compared with $57 million in 2011.

Cash dividends		Payment date	Per share
2012	4th Quarter	Jan. 2, 2013	$0.20
	3rd Quarter	Oct. 1, 2012	$0.20
	2nd Quarter	July 2, 2012	$0.20
	1st Quarter	April 2, 2012	$0.20
2011	4th Quarter	Jan. 3, 2012	$0.08
	3rd Quarter	Oct. 3, 2011	$0.08
	2nd Quarter	July 1, 2011	$0.04
	1st Quarter	April 1, 2011	$0.04

On Feb. 26, 2013, the Board of Directors declared a dividend of $0.20 per share, payable on April 1, 2013, to shareholders of record as of the close of business March 8, 2013.

Accumulated other comprehensive income (loss)
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $418 million at the end of 2012 and $400 million at the end of 2011. The increase reflected a strengthening of the British pound against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 30, 2012 were translated from British pounds to U.S. dollars at an exchange rate of 1.62 versus 1.56 at the end of 2011. Newsquest’s financial results were translated at an average rate of 1.58 for 2012, 1.60 for 2011 and 1.55 for 2010.
The company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 30, 2012 and Dec. 25, 2011, accumulated other comprehensive loss includes a reduction of equity of $1.12 billion and $996 million, respectively, for losses that will be amortized to pension and other postretirement costs in future years.

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
The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $418 million at Dec. 30, 2012. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 30, 2012, exchange rate of 1.62. Refer to Item 7A for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk on a limited basis primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 1% in 2012.
Because the company has $205 million in floating interest rate obligations outstanding at Dec. 30, 2012, the company is subject to changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $1.0 million.
Refer to Note 7 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets at Dec. 30, 2012 and Dec. 25, 2011	48
Consolidated Statements of Income for each of the three fiscal years in the period ended Dec. 30, 2012	50
Consolidated Statements of Comprehensive Income for each of the three fiscal years in the period ended Dec. 30, 2012	51
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended Dec. 30, 2012	52
Consolidated Statements of Equity for each of the three fiscal years in the period ended Dec. 30, 2012	53
Notes to Consolidated Financial Statements	54

OTHER INFORMATION
Selected Financial Data	76

SUPPLEMENTARY DATA
Quarterly Statements of Income (Unaudited)	78

FINANCIAL STATEMENT SCHEDULE
Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 30, 2012 Schedule II – Valuation and Qualifying Accounts and Reserves*	80

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Ernst & Young LLP,
Independent Registered
Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 30, 2012 and December 25, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2013

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Assets	Dec. 30, 2012	Dec. 25, 2011
Current assets
Cash and cash equivalents	$175,030	$166,926
Trade receivables, less allowance for doubtful receivables of $22,006 and $34,646, respectively	678,845	693,194
Other receivables	20,162	17,247
Inventories	56,389	49,122
Deferred income taxes	15,840	22,771
Prepaid expenses and other current assets	108,946	106,631
Assets held for sale	17,508	19,654
Total current assets	1,072,720	1,075,545
Property, plant and equipment
Land	148,518	170,002
Buildings and improvements	1,265,290	1,345,943
Machinery, equipment and fixtures	2,548,957	2,583,981
Construction in progress	10,184	6,755
Total	3,972,949	4,106,681
Less accumulated depreciation	(2,454,271)	(2,466,454)
Net property, plant and equipment	1,518,678	1,640,227
Intangible and other assets
Goodwill	2,846,869	2,864,885
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $221,231 and $188,333, respectively	499,913	502,195
Deferred income taxes	158,275	208,650
Investments and other assets	283,431	324,948
Total intangible and other assets	3,788,488	3,900,678
Total assets	$6,379,886	$6,616,450

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Liabilities and equity	Dec. 30, 2012	Dec. 25, 2011
Current liabilities
Accounts payable
Trade	$187,705	$188,930
Other	24,128	27,045
Accrued liabilities
Compensation	171,319	173,600
Interest	22,210	26,158
Other	208,811	232,176
Dividends payable	45,963	18,935
Income taxes	44,985	3,658
Deferred income	229,395	231,435
Total current liabilities	934,516	901,937
Income taxes	83,260	112,088
Long-term debt	1,432,100	1,760,363
Postretirement medical and life insurance liabilities	149,937	163,699
Pension liabilities	1,007,325	908,110
Other long-term liabilities	222,182	258,228
Total liabilities	3,829,320	4,104,425
Redeemable noncontrolling interest	10,654	—
Commitments and contingent liabilities (see Note 12)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	567,515	617,727
Retained earnings	7,514,858	7,276,200
Accumulated other comprehensive loss	(701,141)	(595,839)
	7,705,651	7,622,507
Less Treasury stock, 94,376,534 shares and 87,381,638 shares, respectively, at cost	(5,355,037)	(5,294,616)
Total Gannett Co., Inc. shareholders’ equity	2,350,614	2,327,891
Noncontrolling interests	189,298	184,134
Total equity	2,539,912	2,512,025
Total liabilities, redeemable noncontrolling interest and equity	$6,379,886	$6,616,450
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
Fiscal year ended	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Net operating revenues
Publishing advertising	$2,355,922	$2,511,025	$2,710,524
Publishing circulation	1,117,042	1,063,890	1,086,702
Digital	718,949	686,471	618,259
Broadcasting	906,104	722,410	769,580
All other	255,180	256,193	253,613
Total	5,353,197	5,239,989	5,438,678
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	2,943,847	2,961,097	2,980,465
Selling, general and administrative expenses, exclusive of depreciation	1,303,427	1,223,485	1,187,633
Depreciation	160,746	165,739	182,514
Amortization of intangible assets	33,293	31,634	31,362
Facility consolidation and asset impairment charges (see Notes 3 and 4)	122,129	27,243	57,009
Total	4,563,442	4,409,198	4,438,983
Operating income	789,755	830,791	999,695
Non-operating (expense) income
Equity income in unconsolidated investees, net (see Notes 3 and 6)	22,387	8,197	19,140
Interest expense	(150,469)	(173,140)	(172,986)
Other non-operating items	8,734	(12,921)	111
Total	(119,348)	(177,864)	(153,735)
Income before income taxes	670,407	652,927	845,960
Provision for income taxes	195,400	152,800	244,013
Income from continuing operations	475,007	500,127	601,947
Loss from the operation of discontinued operations, net of tax	—	—	(322)
Gain on disposal of publishing businesses, net of tax	—	—	21,195
Net income	475,007	500,127	622,820
Net income attributable to noncontrolling interests	(50,727)	(41,379)	(34,619)
Net income attributable to Gannett Co., Inc.	$424,280	$458,748	$588,201

Income from continuing operations attributable to Gannett Co., Inc.	$424,280	$458,748	$567,328
Loss from the operation of discontinued operations, net of tax	—	—	(322)
Gain on disposal of publishing businesses, net of tax	—	—	21,195
Net income attributable to Gannett Co., Inc.	$424,280	$458,748	$588,201

Earnings from continuing operations per share—basic	$1.83	$1.92	$2.38
Earnings from discontinued operations
Discontinued operations per share—basic	—	—	—
Gain on disposal of publishing businesses per share—basic	—	—	0.09
Net income per share—basic	$1.83	$1.92	$2.47
Earnings from continuing operations per share—diluted	$1.79	$1.89	$2.35
Earnings from discontinued operations
Discontinued operations per share—diluted	—	—	—
Gain on disposal of publishing businesses per share—diluted	—	—	0.08
Net income per share—diluted	$1.79	$1.89	$2.43
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
Fiscal year ended	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Net income	$475,007	$500,127	$622,820
Redeemable noncontrolling interest (income not available to shareholders)	(254)	(973)	(5,872)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	18,107	5,342	(21,527)
Pension and other postretirement benefit items:
Actuarial loss:
Actuarial loss arising during the period	(230,799)	(403,495)	(106,095)
Amortization of actuarial loss	55,372	43,345	51,819
Prior service cost:
Change in prior service (costs) credit	—	(1,297)	677
Amortization of prior service credit	(11,501)	(11,930)	(12,646)
Other	(3,429)	(295)	21,359
Pension and other postretirement benefit items	(190,357)	(373,672)	(44,886)
Other	1,791	(5,469)	(2,488)
Other comprehensive loss before tax	(170,459)	(373,799)	(68,901)
Income tax effect related to components of other comprehensive loss	66,948	140,182	17,606
Other comprehensive loss, net of tax	(103,511)	(233,617)	(51,295)
Comprehensive income	371,242	265,537	565,653
Comprehensive income attributable to noncontrolling interests, net of tax	52,264	37,294	25,954
Comprehensive income attributable to Gannett Co., Inc.	$318,978	$228,243	$539,699
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal year ended	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Cash flows from operating activities
Net income	$475,007	$500,127	$622,820
Adjustments to reconcile net income to operating cash flows:
Gain on sale of discontinued operations, net of tax	—	—	(21,195)
Depreciation	160,746	165,739	183,322
Amortization of intangible assets	33,293	31,634	31,362
Facility consolidation and asset impairment charges (see Notes 3 and 4)	122,129	41,772	57,009
Stock-based compensation — equity awards	26,608	28,003	32,707
Provision for deferred income taxes	122,700	97,500	150,363
Pension expense, net of pension contributions	(95,377)	(42,330)	(124,864)
Equity income in unconsolidated investees, net (see Notes 3 and 6)	(22,387)	(8,197)	(19,140)
Other, net, including gains on asset sales	(36,056)	(1,639)	(3,996)
Decrease in trade receivables	35,799	33,464	34,909
Decrease (increase) in other receivables	6,200	12,273	(5,182)
Decrease (increase) in inventories	(7,167)	22,932	(10,434)
Decrease in accounts payable	(3,284)	(12,614)	(15,199)
Increase (decrease) in interest and taxes payable	853	(57,173)	(98,270)
Increase (decrease) in deferred income	(5,294)	4,595	4,745
Change in other assets and liabilities, net	(57,030)	(1,950)	(46,073)
Net cash flow from operating activities	756,740	814,136	772,884
Cash flows from investing activities
Purchase of property, plant and equipment	(91,874)	(72,451)	(69,070)
Payments for acquisitions, net of cash acquired	(67,244)	(23,020)	(15,164)
Payments for investments	(2,501)	(19,406)	(10,984)
Proceeds from investments	35,629	52,982	45,478
Proceeds from sale of certain assets, including discontinued operations in 2010	39,009	36,976	112,706
Net cash (used for) provided by investing activities	(86,981)	(24,919)	62,966
Cash flows from financing activities
Proceeds from (payments of) borrowings under revolving credit facilities	(30,000)	14,000	(1,160,000)
Proceeds from issuance of long-term debt	—	—	493,743
Payments of unsecured floating rate term loan	—	(180,000)	—
Payments of unsecured fixed rate notes and other indebtedness	(306,571)	(433,432)	(50,000)
Dividends paid	(158,822)	(47,946)	(38,216)
Cost of common shares repurchased	(153,948)	(53,037)	—
Proceeds from issuance of common stock upon exercise of stock options	33,748	3,609	3,214
Repurchase of and distributions to noncontrolling membership interests	(47,100)	(108,691)	—
Deferred payments for acquisitions	(1,027)	—	—
Net cash used for financing activities	(663,720)	(805,497)	(751,259)
Effect of currency exchange rate change	2,065	192	(372)
Increase (decrease) in cash and cash equivalents	8,104	(16,088)	84,219
Balance of cash and cash equivalents at beginning of year	166,926	183,014	98,795
Balance of cash and cash equivalents at end of year	$175,030	$166,926	$183,014
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity
Fiscal years ended Dec. 26, 2010, Dec. 25, 2011, and Dec. 30, 2012	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance: Dec. 27, 2009	$324,419	$629,714	$6,324,586	$(316,832)	$(5,357,962)	$143,550	$1,747,475
Net income, 2010			588,201			34,619	622,820
Redeemable noncontrolling interest						(5,872)	(5,872)
Other comprehensive income, net of tax				(48,502)		(2,793)	(51,295)
Total comprehensive income							565,653
Dividends declared, 2010: $0.16 per share			(38,146)				(38,146)
Acquisitions/dispositions						815	815
Stock options exercised		(6,153)			8,131		1,978
Stock-based compensation		32,707					32,707
401(k) match		(22,227)			45,094		22,867
Tax benefit derived from stock awards settled		1,236					1,236
Other treasury stock activity		(4,961)			4,449		(512)
Balance: Dec. 26, 2010	$324,419	$630,316	$6,874,641	$(365,334)	$(5,300,288)	$170,319	$2,334,073
Net income, 2011			458,748			41,379	500,127
Redeemable noncontrolling interest						(973)	(973)
Other comprehensive loss, net of tax				(230,505)		(3,112)	(233,617)
Total comprehensive income							265,537
Dividends declared, 2011: $0.24 per share			(57,189)				(57,189)
Distributions to noncontrolling membership shareholders						(23,542)	(23,542)
Treasury stock acquired					(53,037)		(53,037)
Stock options exercised		(7,294)			9,646		2,352
Stock-based compensation		28,003					28,003
401(k) match		(24,714)			41,341		16,627
Tax benefit derived from stock awards settled		1,257					1,257
Other treasury stock activity		(9,841)			7,722	63	(2,056)
Balance: Dec. 25, 2011	$324,419	$617,727	$7,276,200	$(595,839)	$(5,294,616)	$184,134	$2,512,025
Net income, 2012			424,280			50,727	475,007
Redeemable noncontrolling interest						(254)	(254)
Other comprehensive (loss) income, net of tax				(105,302)		1,791	(103,511)
Total comprehensive income							371,242
Dividends declared, 2012: $0.80 per share			(185,622)				(185,622)
Distributions to noncontrolling membership shareholders						(47,100)	(47,100)
Treasury stock acquired					(153,948)		(153,948)
Stock options exercised		(42,282)			66,787		24,505
Restricted stock awards settled		(32,860)			25,890		(6,970)
Stock-based compensation		26,608					26,608
Tax benefit derived from stock awards settled		9,243					9,243
Other treasury stock activity		(10,921)			850		(10,071)
Balance: Dec. 30, 2012	$324,419	$567,515	$7,514,858	$(701,141)	$(5,355,037)	$189,298	$2,539,912
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies

Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2012 fiscal year ended on Dec. 30, 2012, and encompassed a 53-week period. The company’s 2011 and 2010 fiscal years encompassed 52-week periods.
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
Segment presentation: The Digital Segment includes results from CareerBuilder, PointRoll, ShopLocal and Reviewed.com. The Digital Segment and the digital revenues lines do not include online/digital revenues generated by digital platforms that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.
Noncontrolling interests presentation: Noncontrolling interests are presented as a component of equity on the Consolidated Balance Sheet. This balance primarily relates to the noncontrolling owners of CareerBuilder, LLC (CareerBuilder) for which Gannett’s ownership percentage is at 52.9%. Net income in the Consolidated Statements of Income reflects 100% of CareerBuilder results as the company holds the controlling interest. Net income is subsequently adjusted to remove the noncontrolling interest to arrive at Net income attributable to Gannett Co., Inc. On Aug. 31, 2012, CareerBuilder acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. Shareholders for the remaining 26% of ownership hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of the noncontrolling interest is outside of the Company’s control, their equity interest is presented on the consolidated balance sheet in the caption “Redeemable noncontrolling interest”.
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
Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 30 years. Changes in the estimated useful life of an asset, which could happen as a result of facility consolidations, can affect depreciation expense and net income. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.
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
During the quarter ended Dec. 30, 2012, the company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. This change is preferable as it provides the company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the company’s strategic planning and forecasting process. In accordance with U.S. generally accepted accounting principles, the company will continue to perform interim impairment testing should circumstances requiring it arise. The company believes that this accounting change is appropriate and does not result in the delay, acceleration or avoidance of an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Under recent guidance, prior to performing the annual two-step goodwill impairment test, the company is first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, the company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In the first step of the quantitative test, the company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.
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
Investments and other assets: Investments where the company does have significant influence are recorded under the equity method of accounting. The company recognized impairment charges each year from 2010-2012 related to such investments. See Note 3 for additional information.
Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 30, 2012 and Dec. 25, 2011, such investments totaled approximately $2 million. See Note 3 for additional information.
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

Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, digital ads placed on its digital platforms, advertising and marketing service fees, commercial printing and advertising broadcast on the company’s television stations. Publishing revenues also include circulation revenues for newspapers, both print and digital, purchased by readers or distributors, reduced by the amount of any discounts taken. Broadcast revenues include revenues from the retransmission of the company’s television signals on satellite and cable networks. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on digital platforms or broadcast. Revenues for marketing services are generally recognized as ads or services are delivered. Commercial printing revenues are recognized when the product is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed or made available on the company’s digital platforms. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Broadcasting retransmission fees are recognized over the contract period based on a negotiated fee per subscriber.
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
The company also grants restricted stock or restricted stock units as well as performance shares to employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period for restricted stock and the three-year incentive period for performance shares. Expense for performance share awards for participants meeting certain retirement eligible criteria as defined in the plan are recognized using the accelerated attribution method. See Note 11 for further discussion.
Income taxes: The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences. See Note 10 for further discussion.
Per share amounts: The company reports earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from performance share and restricted stock units.
Foreign currency translation: The income statements of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income and are classified as accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and Statement of Equity.

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
New accounting pronouncements: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after Sept. 15, 2012. The company does not expect the adoption of this update to have a material impact on its financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The recent guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The company adopted the provisions of ASU 2011-05 in the first quarter of 2012 and elected the second option.

NOTE 2

Acquisitions, investments and dispositions
2012: In January 2012, the company acquired the assets of Fantasy Sports Ventures/Big Lead Sports, a leading sports digital site. This business is an important addition to the USA TODAY Sports Media Group, positioning it as one of the top five sports sites on the web.
In February 2012, the company invested in HotelMe LLC, a company engaged in the business of providing authenticated hotel and lodging travel reviews.
In April 2012, CareerBuilder acquired two new businesses: Ceviu and Top Language Jobs. Ceviu is the leading information technology job board in Brazil. Top Language Jobs is Europe’s number one language specialist recruitment job portal. It operates the largest global network of job boards dedicated to multilingual job seekers looking for work internationally.
In June 2012, the company acquired Quickish. Quickish is a sports aggregator that offers a summary and a link for sports stories throughout the day.
In August 2012, Gannett completed the acquisition of BLiNQ Media, LLC, a leading global innovator of social engagement advertising solutions for agencies and brands. BLiNQ helps companies advertise and engage with consumers on Facebook and other social networks.
In September 2012, Gannett acquired Mobestream Media, developer of the Key Ring consumer rewards mobile platform (“Key Ring”) available on all major smartphones. Consumers download the free Key Ring application to scan and store existing loyalty cards, join new rewards programs and get mobile coupons and other promotional offers delivered to their smartphones.
Also in September 2012, CareerBuilder acquired a controlling interest in EMSI. EMSI is an economic software firm that specializes in employment data and labor market analysis. EMSI collects and interprets large amounts of labor data, which is used in work force development and talent strategy.
In October 2012, Gannett acquired Rovion. Rovion’s primary product, Ad Composer, includes a self-service technology platform that enables the full development and deployment of rich media and mobile HTML5 ads by clients who do not have coding expertise.
Total cash paid in 2012 for business acquisitions and investments was $67.2 million and $2.5 million respectively.
2011: In January 2011, the company acquired Reviewed.com, a group of product-review web sites that provide comprehensive reviews for technology products such as digital cameras, camcorders and high-definition televisions. Its operations have been expanded to cover other household items and consumer services.
In May 2011, CareerBuilder acquired JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia.
In June 2011, the company acquired Nutrition Dimension, which provides continuing education, certification and review programs and other educational content for nutrition, fitness and training professionals.
In August 2011, the company acquired US PRESSWIRE, a global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcast properties.

In September 2011, CareerBuilder acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany.
In November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and TV outlets.
Also in November 2011, the company purchased a minority stake in ShopCo Holdings, LLC (ShopCo). ShopCo provides a common online shopping platform which allows advertisers to reach consumers in order to assist them in making informed purchasing decisions.
Total cash paid in 2011 for business acquisitions and investments was $23.0 million and $19.4 million, respectively.
2010: In March 2010, CareerBuilder purchased CareerSite.biz, parent of three successful career-related operations in the U.K., two online recruitment niche sites targeted to nursing and rail workers as well as a successful virtual career fair business.
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

NOTE 3

Facility consolidation and asset impairment charges
For the years 2010-2012, the company recognized charges related to facility consolidation efforts. The company also recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets and long-lived assets. Impairment charges for certain minority-owned investments accounted for under the equity or cost methods were also recorded.
A summary of these charges by year is presented below:

In thousands, except per share amounts
	2012
	Pre-Tax Amount	After-Tax Amount	Per Share Amount(a)
Facility consolidation and asset impairment charges:
Goodwill - Digital	$90,053	$86,553	$0.37
Property, plant and equipment - Publishing	29,520	17,920	0.08
Other - Publishing	2,556	1,656	0.01
Total facility consolidation and asset impairment charges against operations	122,129	106,129	0.45
Non-operating charges:
Equity method investments	7,036	4,336	0.02
Total charges	$129,165	$110,465	$0.47
 (a)Total amounts may not sum due to rounding.

In thousands, except per share amounts
	2011
	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Property, plant and equipment - Publishing	$17,085	$10,282	$0.04
Other - Publishing	10,158	7,261	0.03
Total facility consolidation and asset impairment charges against operations	27,243	17,543	0.07
Non-operating charges:
Equity method investments	15,739	9,539	0.04
Other investments	14,529	8,729	0.04
Total charges	$57,511	$35,811	$0.15

In thousands, except per share amounts
	2010
	Pre-Tax Amount	After-Tax Amount	Per Share Amount(a)
Facility consolidation and asset impairment charges:
Goodwill - Digital	$10,932	$10,810	$0.04
Other intangible assets:
Publishing	16,930	12,359	0.05
Digital	1,603	1,006	—
Total other intangible assets	18,533	13,365	0.06
Property, plant and equipment:
Publishing	15,489	9,472	0.04
Broadcasting	3,764	2,321	0.01
Total property, plant and equipment	19,253	11,793	0.05
Other:
Publishing	3,301	2,025	0.01
Broadcasting	4,990	3,061	0.01
Total other	8,291	5,086	0.02
Total facility consolidation and asset impairment charges against operations	57,009	41,054	0.17
Non-operating charges:
Equity method investments	2,731	1,634	0.01
Total charges	$59,740	$42,688	$0.18
(a)Total amounts may not sum due to rounding.

In connection with the required annual impairment test of goodwill and indefinite-lived intangibles, potential impairments were indicated in 2012 and 2010 for certain reporting units in the company’s Digital and Publishing Segments. The fair value of the reporting units was determined based on a multiple of earnings technique and/or a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within these reporting units. The implied value was less than the carrying value and therefore the impairment charges were taken.
The impairment charge in 2010 for other intangible assets, principally a masthead, was required because revenue results from the underlying business had softened from what was expected at the time the assets were last valued. Fair value was determined using a relief-from-royalty method. Carrying values were reduced to fair value for an indefinite lived asset and for certain definite-lived assets in accordance with ASC Topic 350.
Facility consolidation plans led the company to recognize charges associated with revising the useful lives of certain assets over a shortened periods as well as shutdown costs. Charges were recognized in the years 2010-2012. Certain assets classified as held-for-sale in accordance with ASC Topic 360 resulted in charges being recognized in 2012 as the carrying values were reduced to equal the fair value less cost to dispose. These fair values were based on estimates of prices for similar assets.
During 2010-2012, carrying values of certain investments in which the company owns noncontrolling interests were written down to fair value because the businesses underlying the investments had experienced significant and sustained operating losses, leading the company to conclude that they were other than temporarily impaired.

NOTE 4

Goodwill and other intangible assets
ASC Topic 350 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the requirements included within ASC Topic 350.
The company performed impairment tests on its goodwill and intangible assets during 2012 and as a result recognized non-cash impairment charges totaling $90 million on its goodwill in the Digital Segment. The impairment charges coincide with the reduction in advertising from a large customer during the fourth quarter of 2012 as well as a change in strategy and the development of updated financial projections reflective of these events.
Goodwill impairment tests completed in 2011 indicated no impairment. In 2010, the company performed interim and year-end impairment tests on its goodwill and other intangible assets and, as a result, recognized non-cash impairment charges totaling $29 million. The charges in 2010 included goodwill and other intangibles for the Digital segment of $11 million and $2 million, respectively, and $17 million for other intangibles for the Publishing segment (for a publication masthead in the U.K.).
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 30, 2012, and Dec. 25, 2011.

In thousands of dollars
	Gross	Accumulated Amortization	Net
Dec. 30, 2012
Goodwill	$2,846,869	$—	$2,846,869
Indefinite-lived intangibles:
Mastheads and trade names	95,308	—	95,308
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	313,567	197,300	116,267
Other	56,965	23,931	33,034
Total	$3,568,013	$221,231	$3,346,782
Dec. 25, 2011
Goodwill	$2,864,885	$—	$2,864,885
Indefinite-lived intangibles:
Mastheads and trade names	93,163	—	93,163
Television station FCC licenses	255,304	—	255,304
Amortizable intangible assets:
Customer relationships	298,437	169,499	128,938
Other	43,624	18,834	24,790
Total	$3,555,413	$188,333	$3,367,080

Amortization expense was $33.3 million in 2012 and $31.6 million in 2011. The increase primarily reflects the impact of additional acquisitions made in 2012. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over periods ranging from three to 25 years. Other intangibles primarily include internally developed technology, patents and amortizable trade names and were assigned lives of between three and 21 years and are amortized on a straight-line basis.

Annual amortization expense relating to the amortizable intangibles is expected to be approximately $34 million in 2013 and gradually decline to $13 million in 2017 assuming no acquisitions or dispositions.

The following table shows the changes in the carrying amount of goodwill during 2012 and 2011.

In thousands of dollars
	Publishing	Digital	Broadcasting	Total
Goodwill
Gross balance at Dec. 26, 2010	$7,599,030	$675,527	$1,618,563	$9,893,120
Accumulated impairment losses	(7,019,557)	(36,603)	—	(7,056,160)
Net balance at Dec. 26, 2010	$579,473	$638,924	$1,618,563	$2,836,960
Acquisitions & adjustments	11,215	17,500	—	28,715
Foreign currency exchange rate changes	1,789	(2,538)	(41)	(790)
Balance at Dec. 25, 2011	$592,477	$653,886	$1,618,522	$2,864,885
Gross balance at Dec. 25, 2011	7,643,255	680,489	1,618,522	9,942,266
Accumulated impairment losses	(7,050,778)	(26,603)	—	(7,077,381)
Net balance at Dec. 25, 2011	$592,477	$653,886	$1,618,522	$2,864,885
Acquisitions & adjustments	22,747	39,241	—	61,988
Impairment	—	(90,053)	—	(90,053)
Foreign currency exchange rate changes	6,918	3,051	80	10,049
Balance at Dec. 30, 2012	$622,142	$606,125	$1,618,602	$2,846,869
Gross balance at Dec. 30, 2012	7,754,959	722,781	1,618,602	10,096,342
Accumulated impairment losses	(7,132,817)	(116,656)	—	(7,249,473)
Net balance at Dec. 30, 2012	$622,142	$606,125	$1,618,602	$2,846,869

NOTE 5

Supplemental cash flows information
Cash paid in 2012, 2011 and 2010 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars
	2012	2011	2010
Income taxes	$81,559	$135,051	$195,253
Interest	$138,906	$161,960	$171,537

Interest in the amount of $477,000 was capitalized in 2010. No interest was capitalized for 2011 and 2012.
Included in Repurchase of and distributions to noncontrolling membership interests on the Consolidated Statement of Cash Flows is $16 million of then unpaid distributions as of Dec. 25, 2011. These funds were in restricted cash for this purpose and classified within Investments and other assets, net on the Consolidated Balance Sheet at Dec. 25, 2011. Other long-term liabilities on the Consolidated Balance Sheet at Dec. 25, 2011 included a liability for this amount which was subsequently paid in 2012.

NOTE 6

Investments
The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned
Wanderful Media, LLC	11.36%
Ponderay Newsprint Company	13.50%
Pearl, LLC	16.20%
Garnet Media	18.10%
California Newspapers Partnership	19.49%
4Info	23.49%
Classified Ventures	23.60%
Livestream	26.60%
HotelMe, LLC	32.14%
Homefinder.com	33.33%
Topix	33.71%
Texas-New Mexico Newspapers Partnership	40.64%
Tucson Newspaper Partnership	50.00%

The aggregate carrying value of equity investments at Dec. 30, 2012, was $123 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments. The aggregate amount of pretax earnings recorded by the company for its investments accounted for under the equity method was $22 million, $8 million, and $19 million for 2012, 2011, and 2010, respectively. Distributions received from the investees were $36 million, $53 million and $45 million in 2012, 2011, and 2010, respectively.
The company’s net equity income in unconsolidated investees for 2012, 2011 and 2010 included $7 million, $16 million and $3 million, respectively, of impairment charges related to certain digital business investments.
The company also recorded revenue related to CareerBuilder and Classified Ventures products for online advertisements placed on its publishing affiliated digital platforms. Such amounts totaled approximately $161 million for 2012, $154 million for 2011 and $142 million for 2010. These revenues are recorded within Publishing Segment advertising revenue.

NOTE 7

Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Unsecured notes bearing fixed rate interest at 6.375% repaid April 2012	$—	$306,534
Borrowings under revolving credit agreements expiring September 2014	205,000	235,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,376	247,609
Unsecured notes bearing fixed rate interest at 10% due June 2015	61,286	59,522
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,497	247,995
Unsecured notes bearing fixed rate interest at 10% due April 2016	174,241	169,775
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	247,547	247,168
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,153	246,760
Total long-term debt	$1,432,100	$1,760,363

Total average debt outstanding in 2012 and 2011 was $1.7 billion and $2.1 billion, respectively. The weighted average interest rate on all debt was 7.7% for 2012 and 7.4% for 2011.
On Dec. 30, 2012, the company had unused borrowing capacity of $922 million under its revolving credit agreements. In addition, its revolving credit agreements allow the company to borrow at least $1.25 billion of additional unsecured debt (unrestricted as to purpose) guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases depending upon the company’s total leverage ratio.
During 2010 and 2009, the company completed a series of financing transactions which improved its debt maturity profile.
In September 2010, the company completed a private placement offering of unsecured senior notes totaling $500 million in two tranches: $250 million with a coupon of 6.375% due 2015 and $250 million with a coupon of 7.125% due 2018. The 2015 notes were priced at 98.970% of face value, resulting in a yield to maturity of 6.625%. The 2018 notes were priced at 98.527% of face value, resulting in a yield to maturity of 7.375%. On or after Sept. 1, 2014, the 2018 notes may be redeemed or purchased by the company at the applicable redemption price (expressed as a percentage of the principal amount of the 2018 notes) plus accrued but unpaid interest thereon to the redemption date, if redeemed during the 12-month period commencing on Sept. 1 of the following years: 2014 – 103.563%, 2015 – 101.781% and 2016 and thereafter 100.000%. The company used the net proceeds of the offering to partially repay borrowings outstanding under its revolving credit agreements and its then outstanding term loan.
In September 2010, the company amended its revolving credit agreements and extended the maturity date with the majority of its lenders from March 15, 2012 to Sept. 30, 2014. Total commitments under the amended revolving credit agreements are $1.14 billion through Sept. 30, 2014.

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
The company’s three revolving credit agreements require the company to maintain a senior leverage ratio of less than 3.5x. The agreements also require the company to maintain a total leverage ratio of less than 4.0x. The total leverage ratio would also include any subordinated debt the company may issue in the future. Currently, all of the company’s debt is senior and unsecured. At Dec. 30, 2012, the senior leverage ratio was 1.41x.
Commitment fees since March 15, 2012 on the revolving credit agreements are equal to 0.50% of the undrawn commitments. Prior to this, the company paid a fee to the lenders that agreed in September 2010 to extend their commitments from 2012 to 2014 based on the leverage ratio that ranged from 0 to 75 basis points for drawn amounts and 25 basis points for undrawn amounts.
Under each of the agreements, the company may borrow at an applicable margin above the Eurodollar base rate or the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. The applicable margin is determined based on the company’s leverage ratio but will differ between Eurodollar base rate loans and loans based on the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%. For borrowings at a margin above the Eurodollar base rate, the margin varies from 2.00% to 3.25%. For borrowings at a margin above the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, the margin will vary from 1.00% to 2.25%. At its current leverage ratios, the company’s applicable margins will be 2.25% and 1.25%, respectively.
In connection with each of its three revolving credit agreements and its then outstanding loan agreement, the company agreed to provide guarantees from a majority of its domestic wholly-owned subsidiaries in the event that the company’s credit ratings from either Moody’s or S&P fell below investment grade. In the first quarter of 2009, the company’s credit rating was downgraded below investment grade by both S&P and Moody’s. Accordingly, the guarantees were triggered and the existing notes then due in 2011 and 2012 and other unsecured debt of the company became structurally subordinated to the revolving credit agreements and its then outstanding term loan.

On Aug. 21, 2009, Moody’s confirmed the company’s Ba1 corporate family rating and its Ba2 senior unsecured debt rating. In addition, Moody’s rated the company’s bank debt, which included its revolving credit facilities, Baa3. The Baa3 rating was also applicable to most of the company’s long-term debt which has the same subsidiary guarantees as the bank debt, while the Ba2 rating applied to certain non-guaranteed senior long-term debt. On April 2, 2012, following the redemption of the last tranche of the company’s non-guaranteed long-term debt, Moody’s changed the company’s senior unsecured debt rating to Ba1 and lowered the rating applicable to the company’s revolving credit facilities and remaining guaranteed long-term debt to Ba1 for consistency with the new senior unsecured debt rating.
As of Dec. 30, 2012, the company had $205 million of borrowings under its revolving credit agreements. The maximum amount outstanding at any time during 2012 and 2011 was $521 million and $470 million, respectively. The daily average outstanding balance of the revolving credit agreements during 2012 and 2011 was $353 million and $257 million, respectively. The weighted average interest rate for 2012 was 2.8% and 2.6% for 2011.
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
The following schedule shows the annual maturities of long term debt:

In thousands of dollars
2013	$—
2014	453,376
2015	309,783
2016	174,241
2017	247,547
2018	247,153
Total	$1,432,100

The company’s debt maturities may be repaid with cash flow from operating activities or by accessing capital markets or a combination of both.

NOTE 8

Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). The disclosure tables below also include the assets and obligations of the Gannett Supplemental Retirement Plan (SERP), the Newsquest Pension Scheme in the U.K., and the Newspaper Guild of Detroit Pension Plan. The company uses a Dec. 31 measurement date for its retirement plans.
During 2008, substantially all of the participants in the GRP and the SERP had their benefits under these plans frozen. Amendments were made to the existing Gannett 401(k) Savings Plan (401(k) Plan) and the Gannett Deferred Compensation Plan (DCP). Most participants whose benefits were frozen under the GRP and, if applicable, the SERP received higher matching contributions under the 401(k) Plan. The matching contribution rate generally increased from 50% of the first 6% of compensation that an employee elects to contribute to the plan to 100% of the first 5% of contributed compensation. The company also makes additional employer contributions to the 401(k) Plan on behalf of certain long-service employees. The DCP was amended to provide for Gannett contributions on behalf of certain employees whose benefits under the 401(k) Plan are capped by IRS rules. Participants whose benefits were frozen will have their benefits periodically increased by a cost of living adjustment until benefits commence.
In October 2010, after discussion with its pension plan trustees and employees, the company decided to freeze the Newsquest defined benefit plan, effective March 31, 2011. The plan freeze was made to reduce pension expense and funding volatility and was part of a package of measures to address the plan’s deficit. The company recognized a pre-tax curtailment gain of $3.3 million in 2010 in connection with this closure.
The company’s pension costs, which include costs for its qualified and non-qualified plans, are presented in the following table:

In thousands of dollars
	2012	2011	2010
Service cost—benefits earned during the period	$7,545	$7,833	$14,829
Interest cost on benefit obligation	155,376	171,339	176,738
Expected return on plan assets	(189,863)	(211,659)	(191,614)
Amortization of prior service costs	7,689	7,580	6,731
Amortization of actuarial loss	53,429	37,901	46,870
Pension expense for company-sponsored retirement plans	34,176	12,994	53,554
Curtailment gains	—	—	(3,840)
Settlement and special termination benefit charge	7,946	1,068	—
Total pension cost	$42,122	$14,062	$49,714

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Change in benefit obligations
Benefit obligations at beginning of year	$3,351,494	$3,217,877
Service cost	7,545	7,833
Interest cost	155,376	171,339
Plan amendments	—	1,297
Plan participants’ contributions	7	3,885
Actuarial loss	300,525	182,789
Foreign currency translation	27,526	5,740
Gross benefits paid	(245,899)	(240,334)
Special termination benefit	—	1,068
Settlements	(23,489)	—
Benefit obligations at end of year	$3,573,085	$3,351,494
Change in plan assets
Fair value of plan assets at beginning of year	$2,408,768	$2,588,728
Actual return on plan assets	254,225	(6,537)
Plan participants’ contributions	7	3,885
Employer contributions	137,499	56,392
Gross benefits paid	(245,899)	(240,334)
Settlements	(23,489)	—
Foreign currency translation	21,205	6,634
Fair value of plan assets at end of year	$2,552,316	$2,408,768
Funded status at end of year	$(1,020,769)	$(942,726)
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(13,444)	$(34,616)
Accrued benefit cost—long-term	$(1,007,325)	$(908,110)

The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 30, 2012, is as follows:

In thousands of dollars
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,868,164	$2,461,782	$(593,618)
SERP (a)	—	219,297	(219,297)
Newsquest	606,174	798,078	(191,904)
Newspaper Guild Plan	77,978	93,928	(15,950)
Total	$2,552,316	$3,573,085	$(1,020,769)
(a) the SERP is an unfunded, unsecured liability

For each of the company’s plans, both the accumulated benefit obligation and the projected benefit obligation exceeded the fair value of the plan assets. The accumulated benefit obligation for all defined benefit pension plans was $3.55 billion and $3.32 billion at Dec. 30, 2012 and Dec. 25, 2011, respectively.
Net actuarial losses recognized in accumulated other comprehensive loss were $1.72 billion as of Dec. 30, 2012 and $1.53 billion as of Dec. 25, 2011. Prior service cost recognized in accumulated other comprehensive loss was $61.3 million in 2012 and $69.0 million in 2011.

The actuarial loss and prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 are $60.8 million and $7.6 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of the following:

In thousands of dollars
2012
Current year actuarial loss	$(236,163)
Amortization of actuarial loss	53,429
Amortization of prior service costs	7,689
Actuarial gain due to settlement	7,946
Currency loss	(11,585)
Total	$(178,684)

Pension costs: The following assumptions were used to determine net pension costs:

	2012	2011	2010
Discount rate	4.83%	5.49%	5.88%
Expected return on plan assets	8.25%	8.75%	8.75%
Rate of compensation increase	2.96%	2.95%	2.88%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 30, 2012	Dec. 25, 2011
Discount rate	4.08%	4.86%
Rate of compensation increase	2.97%	2.96%

During 2012, the company made contributions of $94 million to the GRP. The company contributed $8 million to the U.K. retirement plan in 2012. Early in fiscal year 2013, the company contributed $50 million to the GRP. As a result of this contribution, the company has no further funding obligations to the GRP during 2013. The company expects to contribute $37 million to the U.K retirement plan in 2013.
Plan assets: The fair value of plan assets was approximately $2.6 billion and $2.4 billion at the end of 2012 and 2011, respectively. The expected long-term rate of return on these assets was 8.25% for 2012, and 8.75% for 2011 and 2010. The asset allocation for the GRP at the end of 2012 and 2011, and target allocations for 2013, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2013	2012	2011
Equity securities	47%	51%	46%
Debt securities	35	35	39
Other	18	14	15
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits: the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 12.6% for 2012, 0.4% for 2011 and 14.0% for 2010.
Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $22 million and $17 million at the end of 2012 and 2011, respectively. The plan received dividends of approximately $1 million on these shares in 2012.
Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars
2013	$208,975
2014	$214,648
2015	$215,860
2016	$217,673
2017	$222,956
2018-2022	$1,095,723

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

The company’s participation in these plans for the annual period ended Dec. 30, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s year-end at Dec. 31, 2011 and Dec. 31, 2010, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
The company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, Gannett’s contribution represented less than 5% of total contributions to the plan.
The company incurred expenses for multi-employer withdrawal liabilities of $3 million, $30 million and $4 million in 2012, 2011, and 2010, respectively. Other long-term liabilities on the Consolidated Balance Sheet as of Dec. 30, 2012 and Dec. 25, 2011 include $38 million and $42 million, respectively, for such withdrawal liabilities. For plans representing $30 million of the total, the actual withdrawal liabilities will not be known until 2013 or 2014 and no payments will be required until such determinations are made. Expenses and liabilities recorded by the company for the plans in 2011 were substantially higher than in previous years. The costs and liabilities recorded in 2011 primarily relate to withdrawal liabilities triggered upon the company’s decision in December 2011 to cease production activities at its Cincinnati publishing operations and transition them to a non-Gannett publisher in Columbus, OH.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions(in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2012	2011		2012	2011	2010
AFTRA Retirement Plan (a)	13-6414972/001	Green as of Nov. 30, 2011	Green as of Nov. 30, 2010	NA	$965	$896	$858	NA	7/13/2012 6/30/2013 12/16/2013
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	572	146	169	No	11/13/2012- 3/27/2016
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	380	280	331	No	4/13/2011- 1/31/2015
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	415	385	392	No	11/13/2012 12/20/2012
IAM National Pension Plan (a)	51-6031295/002	Green	Green	NA	341	308	315	NA	4/30/2013
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Yellow	Implemented	876	1,054	995	NA	12/14/2012 3/11/2013
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2012	Green as of Jan. 31, 2011	NA	158	163	166	NA	4/30/2013
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	260	372	343	No	6/30/2013
Total					$3,967	$3,604	$3,569
(a) This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

NOTE 9

Postretirement benefits other than pensions
The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The company’s policy is to fund benefits as claims and premiums are paid. The company eliminated postretirement medical and life insurance benefits for most U.S. employees under 50 years of age effective Jan. 1, 2006. The company uses a Dec. 31 measurement date for these plans.
Postretirement benefit cost for health care and life insurance included the following components:

In thousands of dollars
	2012	2011	2010
Service cost – benefits earned during the period	$545	$611	$713
Interest cost on net benefit obligation	7,744	9,205	10,606
Amortization of prior service credit	(19,190)	(19,510)	(19,377)
Amortization of actuarial loss	1,943	5,444	4,949
Net periodic postretirement benefit	$(8,958)	$(4,250)	$(3,109)

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Change in benefit obligations
Net benefit obligations at beginning of year	$184,131	$191,282
Service cost	545	611
Interest cost	7,744	9,205
Plan participants’ contributions	10,362	10,896
Actuarial (gain) loss	(5,877)	2,482
Gross benefits paid	(29,245)	(32,386)
Federal subsidy on benefits paid	1,932	2,041
Net benefit obligations at end of year	$169,592	$184,131
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	18,883	21,490
Plan participants’ contributions	10,362	10,896
Gross benefits paid	(29,245)	(32,386)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$169,592	$184,131
Accrued postretirement benefit cost:
Current	$19,655	$20,432
Noncurrent	$149,937	$163,699

Net actuarial losses recognized in accumulated other comprehensive loss were $23.5 million in 2012 and $30.8 million in 2011. Prior service credits recognized in accumulated other comprehensive loss were $24.9 million as of Dec. 30, 2012 and $44.1 million as of Dec. 25, 2011.

The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $1.9 million and $9.2 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) consist of the following:

In thousands of dollars
2012
Current year actuarial gain	$5,364
Amortization of actuarial loss	1,943
Amortization of prior service credit	(19,190)
Total	$(11,883)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2012	2011	2010
Discount rate	4.75%	5.30%	5.80%
Health care cost trend rate assumed for next year	6.50%	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2016	2015	2014

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 30, 2012	Dec. 25, 2011
Discount rate	3.80%	4.75%
Health care cost trend rate assumed for next year	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2016	2015

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $7.0 million in the 2012 postretirement benefit obligation and a $0.3 million change in the aggregate service and interest components of the 2012 expense.
Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2013	$19,655	$4,360
2014	$19,154	$3,626
2015	$18,559	$3,592
2016	$17,751	$3,501
2017	$16,927	$3,439
2018-2022	$69,422	$15,361

The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 10

Income taxes
The provision (benefit) for income taxes on income from continuing operations consists of the following:

In thousands of dollars
2012	Current	Deferred	Total
Federal	$82,200	$106,000	$188,200
State and other	(2,600)	17,100	14,500
Foreign	(6,900)	(400)	(7,300)
Total	$72,700	$122,700	$195,400

In thousands of dollars
2011	Current	Deferred	Total
Federal	$81,500	$74,600	$156,100
State and other	(800)	30,100	29,300
Foreign	(25,400)	(7,200)	(32,600)
Total	$55,300	$97,500	$152,800

In thousands of dollars
2010	Current	Deferred	Total
Federal	$135,442	$129,829	$265,271
State and other	(51,252)	19,150	(32,102)
Foreign	9,460	1,384	10,844
Total	$93,650	$150,363	$244,013

The components of income from continuing operations attributable to Gannett Co., Inc. before income taxes consist of the following:

In thousands of dollars
	2012	2011	2010
Domestic	$538,988	$530,660	$729,485
Foreign	80,692	80,888	81,856
Total	$619,680	$611,548	$811,341

The provision for income taxes on continuing operations varies from the U.S. federal statutory tax rate as a result of the following differences:

	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Non-deductible goodwill impairment	5.2	—	0.6
State/other income taxes net of federal income tax	2.2	3.0	3.5
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(5.6)	(5.4)	(2.7)
Audit resolutions	(4.6)	(4.2)	—
Permanent stock basis deductions	—	(1.8)	—
Lapse of statutes of limitations net of federal income tax	(1.8)	(1.6)	(7.2)
Other, net	1.1	—	0.9
Effective tax rate	31.5%	25.0%	30.1%

The permanent stock basis deduction is primarily related to the disposal of certain business assets in 2011. An impairment charge for these assets had been recorded in previous years, however no related tax benefit had been taken as the formal disposal of the assets did not occur until 2011.

Absent the effect of facility consolidation, asset impairment and workforce restructuring charges in the years 2010-2012, the special net tax benefit from the release of certain tax reserves due to audit settlements and the lapse of statutes of limitations for the years from 2010 to 2012, and the special net tax benefit from the permanent stock basis deduction for 2011, the company’s effective tax rate would have been 30.9% for 2012, 31.6% for 2011, and 33.1% for 2010.
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
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2012, 2011 and 2010 are not significant.
Deferred tax liabilities and assets were composed of the following at the end of 2012 and 2011:

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Liabilities
Accelerated depreciation	$255,612	$295,391
Accelerated amortization of deductible intangibles	174,229	121,679
Other	26,989	29,890
Total deferred tax liabilities	456,830	446,960
Assets
Accrued compensation costs	77,684	97,532
Pension	368,803	346,000
Postretirement medical and life	65,573	71,674
Federal tax benefits of uncertain state tax positions	31,002	43,631
Partnership investments including impairments	39,542	52,344
Loss carryforwards	58,596	44,452
Other	66,164	77,035
Total deferred tax assets	707,364	732,668
Valuation allowance	76,419	54,287
Total net deferred tax assets	$174,115	$231,421
Amounts recognized in Consolidated Balance Sheet
Net current deferred tax assets	$15,840	$22,771
Net long-term deferred tax assets	$158,275	$208,650

Included in total deferred tax assets are valuation allowances of approximately $76 million and $54 million in 2012 and 2011, respectively, primarily related to foreign tax credits, foreign losses, and state net operating losses available for carry forward to future years. The change in valuation allowance from 2011 to 2012 is related primarily to additional foreign and state losses.
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
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars
	Dec. 30, 2012	Dec. 25, 2011
Change in unrecognized tax benefits
Balance at beginning of year	$110,282	$153,531
Additions based on tax positions related to the current year	9,093	10,958
Additions for tax positions of prior years	11,929	17,009
Reductions for tax positions of prior years	(30,110)	(44,155)
Settlements	(7,857)	(15,618)
Reductions due to lapse of statutes of limitations	(7,157)	(11,443)
Balance at end of year	$86,180	$110,282

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $63 million as of Dec. 30, 2012, and $78 million as of Dec. 25, 2011. This amount includes the federal tax benefit of state tax deductions.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense, and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The company recognized income from interest and the release of penalty reserves of $8 million, $4 million and $40 million in 2012, 2011 and 2010, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $29 million and $35 million as of Dec. 30, 2012 and Dec. 25, 2011, respectively.
The company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2009 through 2011 tax years remain subject to examination by the IRS. The 2005 through 2011 tax years generally remain subject to examination by state authorities, and the years 2010 and 2011 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
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

NOTE 11

Shareholders’ equity

Capital stock and earnings per share
The company’s earnings per share (basic and diluted) for 2012, 2011 and 2010 are presented below:

In thousands, except per share amounts
	2012	2011	2010
Net income attributable to Gannett Co., Inc.	$424,280	$458,748	$588,201
Weighted average number of common shares outstanding (basic)	232,327	239,228	238,230
Effect of dilutive securities
Stock options	867	1,189	1,354
Restricted stock	2,552	2,147	1,720
Performance Shares	944	—	—
401(k) employer match	—	204	301
Weighted average number of common shares outstanding (diluted)	236,690	242,768	241,605
Earnings per share (basic)	$1.83	$1.92	$2.47
Earnings per share (diluted)	$1.79	$1.89	$2.43

The diluted earnings per share amounts exclude the effects of approximately 6.5 million stock options outstanding for 2012, 18.3 million for 2011 and 19.6 million for 2010, as their inclusion would be antidilutive.

Share repurchase program
In February 2012, the company announced that its Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing a former repurchase program of $1 billion). During 2012, 10.3 million shares were purchased under the programs for $154 million. In 2011, 4.9 million shares were purchased under the former program for $53 million and no shares were purchased in 2010. As of Dec. 30, 2012, the value of shares that may be repurchased under the existing program is $150 million.
The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set. There is no expiration date for the $300 million stock repurchase program. However, it is targeted to be completed over the two years following the announcement. Certain of the shares previously acquired by the company have been reissued in settlement of employee stock awards.

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

During 2011, the company established a performance share plan for senior executives pursuant to which awards were first made with a grant date of Jan.1, 2012. Under this plan, the company may issue shares of company common stock (Performance Shares) to senior executives following the completion of a three-year period beginning on the grant date. Generally, if an executive remains in continuous employment with the company during the full three-year incentive period, the number of performance share units (PSU) that an executive will receive will be determined based upon how the company’s total shareholder return (TSR) compares to the TSR of a peer group of media companies during the three-year period. The PSU agreement provides for pro rata vesting if an executive’s employment terminates prior to the end of the performance period due to death, disability, retirement, as defined in the award agreement. Non-vested units are forfeited upon termination for any other reason. Long-term equity awards – consisting of performance shares and restricted stock units – are generally made with a grant date of January 1.
The fair value and compensation expense of each PSU grant is determined by a Monte Carlo valuation model. Though the value of the PSU grant may change for each participant, the compensation expense recorded by the company is determined on the date of grant.
Each PSU is equal to and paid in one share of the company’s common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award may range from 0% to 200% of the award's target.
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
The company issued stock options to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as long-term awards. Meeting fees paid as stock options fully vest upon grant. Retainers paid in the form of stock options vest in equal quarterly installments over one year. Long-term stock option awards vest in equal annual installments over four years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2012, 2011 and 2010, members of the Board of Directors were awarded 74,611, 61,897 and 72,681 shares, respectively, of stock options as part of their compensation plan.

The company also issued restricted stock to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as annual long-term awards. Meeting fees paid as restricted stock fully vest upon grant. Retainers paid in the form of restricted shares vest in equal quarterly installments over one year. Long-term awards vest in equal monthly installments over three years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2012, 2011 and 2010, members of the Board of Directors were awarded 31,929 shares, 27,523 shares and 21,062 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.
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
In the event of a change in control as defined in the Plan, unless otherwise specified in the award agreement, (1) all outstanding options will become immediately exercisable in full; (2) all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse; (3) all non-performance based restricted stock units will fully vest; and (4) target payment opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares will be paid as specified in the Plan.

Determining fair value
Valuation and amortization method – The company determined the fair value of stock options using the Black-Scholes option-pricing formula and the fair value of Performance Share using the Monte Carlo valuation model. This model considers the likelihood of Gannett and the peer group companies' share prices ending at various levels subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Black-Scholes option-pricing formula and the Monte Carlo valuation model include expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is discussed below. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the four-year vesting period for stock options. Expense for Performance Share awards for participants meeting certain retirement eligible criteria defined in the plan is recognized using the accelerated attribution method.
Expected term – The expected term represents the period that the company’s stock-based awards are expected to be outstanding. The expected term for Performance Share awards is based on the incentive period. For stock options, it is determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior.
Expected volatility – The fair value of stock-based awards reflects volatility factors calculated using historical market data for the company’s common stock and also the company’s peer group when the Monte Carlo method is used. The time frame used is equal to the expected term.
Expected dividend – The dividend assumption is based on the company’s expectations about its dividend policy on the date of grant.
Risk-free interest rate – The company bases the risk-free interest rate on the yield to maturity at the time of the award grant on zero-

coupon U.S. government bonds having a remaining life equal to the award’s expected life.
Estimated forfeitures – When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual forfeitures.
The following assumptions were used to estimate the fair value of stock option and performance share awards:

Stock Options Granted During	2012	2011	2010
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	65.74 - 66.95%	62.46 - 64.39%	59.41 - 62.24%
Weighted average volatility	66.56%	62.54%	61.01%
Risk-free interest rates	0.84%	0.87 - 2.21%	1.51 - 2.65%
Expected dividend yield	5.00%	1.00 - 2.00%	1.00%
Weighted average expected dividend	5.00%	1.06%	1.00%

Performance Shares Granted During	2012	2011	2010
Expected term	3 yrs.	—	—
Expected volatility	69.47%	—	—
Risk-free interest rate	0.41%	—	—
Expected dividend yield	2.39%	—	—

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards:

In thousands, except per share amounts
	2012	2011	2010
Restricted stock and RSUs	$14,362	$12,868	$13,897
Performance shares	7,991	—	—
Stock options and other	4,255	15,135	18,810
Total stock-based compensation	26,608	28,003	32,707
Income tax benefit	10,111	10,641	12,429
Stock-based compensation, net of tax	$16,497	$17,362	$20,278
Per diluted share impact	$0.07	$0.07	$0.08

Stock Options: As of Dec. 30, 2012, there was $4.4 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 1.7 years.
During 2012, options were exercised from which the company received $24.5 million of cash. The intrinsic value of the options exercised was approximately $22.4 million. The actual tax benefit realized from the option exercises was $9.2 million.
During 2011, options exercised from which the company received $2.4 million of cash. The intrinsic value of the options exercised was approximately $3.9 million. The actual tax benefit realized from the option exercises was $1.3 million.
During 2010, options exercised from which the company received $2.0 million of cash. The intrinsic value of the options exercised was approximately $3.1 million. The actual tax benefit realized from the option exercises was $1.2 million.
Option exercises are satisfied through the issuance of shares from treasury stock.

A summary of the company’s stock-option awards is presented below:

2012 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	20,340,291	$47.66	3.5	$17,184,761
Granted	109,699	$14.33
Exercised	(2,716,637)	$9.38
Canceled/Expired	(6,389,335)	$70.76
Outstanding at end of year	11,344,018	$43.50	3.2	$16,902,892
Options exercisable at year end	8,942,897	$51.35	2.6	$8,845,944
Weighted average grant date fair value of options granted during the year	$5.43

2011 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	23,649,290	$52.08	3.9	$28,819,223
Granted	1,333,597	$15.79
Exercised	(496,749)	$5.71
Canceled/Expired	(4,145,847)	$67.61
Outstanding at end of year	20,340,291	$47.66	3.5	$17,184,761
Options exercisable at year end	15,857,692	$57.26	2.7	$10,644,474
Weighted average grant date fair value of options granted during the year	$7.63

2010 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	25,243,251	$58.68	4.1	$33,560,103
Granted	3,451,481	$15.23
Exercised	(332,060)	$6.00
Canceled/Expired	(4,713,382)	$63.70
Outstanding at end of year	23,649,290	$52.08	3.9	$28,819,223
Options exercisable at year end	17,075,622	$66.48	2.8	$8,698,148
Weighted average grant date fair value of options granted during the year	$7.22

Restricted Stock and RSUs: As of Dec. 30, 2012, there was $28.0 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years.
A summary of restricted stock and RSU awards is presented below:

2012 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	3,731,033	$10.73
Granted	1,937,512	$12.33
Settled	(997,584)	$3.29
Canceled	(601,452)	$11.95
Outstanding and unvested at end of year	4,069,509	$12.98

2011 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	4,421,437	$12.19
Granted	175,023	$13.21
Settled	(469,634)	$33.51
Canceled	(395,793)	$11.94
Outstanding and unvested at end of year	3,731,033	$10.73

2010 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	3,293,293	$13.62
Granted	1,934,351	$14.91
Settled	(490,716)	$31.94
Canceled	(315,491)	$12.97
Outstanding and unvested at end of year	4,421,437	$12.19

Performance Shares: As of Dec. 30, 2012, there was $5.9 million of unrecognized compensation cost related to non-vested performance shares. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2 years.
The following table summarizes the activity for non-vested performance share units during the year ended Dec. 30, 2012:

Performance Shares Activity	Target number of shares	Weighted average fair value
Outstanding and unvested at beginning of year	—	$—
Granted	1,109,873	$14.21
Canceled	(127,421)	$14.12
Outstanding and unvested at end of year	982,452	$14.23

401(k) savings plan
Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the 401(k) Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.
On Aug. 1, 2008, the company approved amendments to its principal domestic retirement plans and to its 401(k) Plan. For most participants, the 401(k) Plan matching formula was changed to 100% of the first 5% of employee contributions. Prior to this change, the company generally matched 50% of the first 6% of employee contributions. The company also now makes additional 401(k) employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $51.3 million in 2012, $49.6 million in 2011, and $46.0 million in 2010. In 2011 and 2010, the company’s 401(k) match was settled with a combination of cash and treasury shares. In 2012, such settlements were all in cash.

Accumulated other comprehensive income (loss)
The elements of the company’s Accumulated Other Comprehensive Loss consisted of the following items (net of tax): Pension, retiree medical and life insurance liabilities – a reduction of equity of $1.12 billion at Dec. 30, 2012, and $996 million at Dec. 25, 2011; and foreign currency translation gains – an increase of equity of $418 million at Dec. 30, 2012, and $400 million at Dec. 25, 2011.

NOTE 12

Commitments, contingent liabilities and other matters
Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company does not believe that any material liability will be imposed as a result of these matters.
Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:

In thousands of dollars
2013	$53,809
2014	47,847
2015	40,920
2016	33,193
2017	28,173
Later years	73,788
Total	$277,730

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $19.4 million. Total rental costs reflected in 2012 were $65 million, $63 million in 2011 and $72 million in 2010.

Program broadcast contracts: The company has $52 million of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years.
Purchase obligations: The company has commitments under purchasing obligations totaling $186 million related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 30, 2012, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $186 million.
Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $105 million at the end of 2012 and $120 million at the end of 2011.
Other matters: In December 1990, the company adopted a Transitional Compensation Plan (the TCP). The TCP provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the TCP include a severance payment of up to three years’ compensation and continued life and medical insurance coverage. The company amended the TCP in April 2010 to provide that new participants will not be entitled to the benefit of the TCP's excise tax gross-up or modified single trigger provisions.
In March 2011, the Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, was notified by the U.S. EPA that it has been identified as a potentially responsible party for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. At this point in the investigation, incomplete information is available about the site, other potentially responsible parties and what further investigation and remediation may be required. Accordingly, future costs at the site, and The Advertiser Company’s share of such costs, if any, cannot yet be determined. Some of The Advertiser Company's fees and costs in connection with this matter may be reimbursed under its liability insurance policies.
In connection with certain business acquisitions, the company is contingently liable for earnout payments to previous owners, depending upon the achievement of certain financial and performance metrics. During 2012, the company paid $7.8 million as the result of acquisitions.

NOTE 13

Fair value measurement
The company measures and records in the accompanying consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurement,” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Quoted market prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

Company Owned Assets
In thousands of dollars
Fair value measurement as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$23,043	$—	$—	$23,043
Sundry investments	29,090	—	—	29,090
Total Assets	$52,133	$—	$—	$52,133
Liabilities:
Contingent consideration payable	$—	$—	$26,170	$26,170
Total Liabilities	$—	$—	$26,170	$26,170

In thousands of dollars
Fair value measurement as of Dec. 25, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$17,224	$—	$—	$17,224
Sundry investments	26,162	—	—	26,162
Total Assets	$43,386	$—	$—	$43,386
Liabilities:
Contingent consideration payable	$—	$—	$15,808	$15,808
Total Liabilities	$—	$—	$15,808	$15,808

Under certain acquisition agreements entered into during 2011 and 2012, the company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 29% depending on the risk associated with the cash flows. For the year ended Dec. 30, 2012, the contingent consideration was increased by $18.2 million as a result of new acquisitions and adjustments to fair value. The increase was partially offset by payments of $7.8 million.

The following tables set forth by level within the fair value hierarchy the fair values of the company’s pension plan assets:

Pension Plan Assets/Liabilities
In thousands of dollars
Fair value measurement as of Dec. 30, 2012(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income
U.S. government-related securities	$—	$100,140	$—	$100,140
Mortgage backed securities	—	71,641	—	71,641
Other government bonds	—	30,317	—	30,317
Corporate bonds	—	136,640	797	137,437
Corporate stock	722,619	818	—	723,437
Real estate	—	—	97,385	97,385
Interest in common/collective trusts
Equities	—	604,003	—	604,003
Fixed income	12,630	180,990	—	193,620
Interest in reg. invest. companies	104,196	24,222	—	128,418
Interest in 103-12 investments	—	84,956	—	84,956
Partnership/joint venture interests	—	—	130,995	130,995
Hedge funds	—	77,520	158,924	236,444
Derivative contracts	33	54,924	500	55,457
Total	$839,478	$1,366,171	$388,601	$2,594,250
Liabilities:
Derivative liabilities	$(21)	$(56,339)	$(2,008)	$(58,368)
Liability to purchase U.S. government and other securities	—	(26,882)	—	(26,882)
Total	$(21)	$(83,221)	$(2,008)	$(85,250)
Cash and other	36,295	7,021	—	43,316
Total net fair value of plan assets	$875,752	$1,289,971	$386,593	$2,552,316

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

In thousands of dollars
Fair value measurement as of Dec. 25, 2011(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income
U.S. government-related securities	$—	$50,582	$—	$50,582
Mortgage backed securities	—	165,651	1,271	166,922
Other government bonds	—	38,246	1,441	39,687
Corporate bonds	—	135,635	2,070	137,705
Corporate stock	613,976	999	—	614,975
Real estate	—	—	93,620	93,620
Interest in common/collective trusts
Equities	—	434,693	—	434,693
Fixed income	24,632	348,736	—	373,368
Interest in reg. invest. companies	92,840	19,927	—	112,767
Interest in 103-12 investments	—	79,432	—	79,432
Partnership/joint venture interests	—	—	128,121	128,121
Hedge funds	—	76,801	156,016	232,817
Derivative contracts	—	53,591	235	53,826
Total	$731,448	$1,404,293	$382,774	$2,518,515
Liabilities:
Derivative liabilities	$(15)	$(54,139)	$(2,517)	$(56,671)
Liability to purchase U.S. government and other securities	—	(71,876)	—	(71,876)
Total	$(15)	$(126,015)	$(2,517)	$(128,547)
Cash and other	18,135	665	—	18,800
Total net fair value of plan assets	$749,568	$1,278,943	$380,257	$2,408,768

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

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
Investments in partnerships and joint venture interests are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated within approximately the next 10 to 12 years. There are future funding commitments of $40 million as of Dec. 30, 2012 and $33 million as of Dec. 25, 2011.
Investments in hedge funds are valued at the net asset value as reported by the fund managers. Within this category is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Other funds categorized as hedge funds were formed to invest in mortgage and credit trading opportunities. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to potential 5% holdback. There are no unfunded commitments related to the hedge funds.
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
The company reviews appraised valued, audited financial statements and additional information to evaluate fair value estimates from its investment managers or fund administrator. The tables below set forth a summary of changes in the fair value of the company’s pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 30, 2012 and Dec. 25, 2011:

Pension Plan Assets/Liabilities
In thousands of dollars
For the year ended Dec. 30, 2012
		Actual Return on Plan Assets
	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers in and/or out of Level 3(1)	Balance at end of year
Assets:
Fixed income
Mortgage-backed securities	$1,271	$—	$—	$—	$(1,271)	$—
Other government bonds	1,441	—	—	—	(1,441)	—
Corporate bonds	2,070	83	(589)	—	(767)	797
Real estate	93,620	(4,788)	—	8,553	—	97,385
Partnership/joint venture interests	128,121	(1,817)	(20,781)	25,472	—	130,995
Hedge funds	156,016	9,590	(8,271)	1,589	—	158,924
Derivative contracts	235	265	—	—	—	500
Total	$382,774	$3,333	$(29,641)	$35,614	$(3,479)	$388,601
Liabilities:
Derivative liabilities	$(2,517)	$16	$(4)	$—	$497	$(2,008)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Pension Plan Assets/Liabilities (continued)
In thousands of dollars
For the year ended Dec. 25, 2011
		Actual Return on Plan Assets
	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers in and/or out of Level 3(1)	Balance at end of year
Assets:
Fixed income
Mortgage-backed securities	$—	$(11)	$—	$1,282	$—	$1,271
Other government bonds	1,526	65	—	(150)	—	1,441
Corporate bonds	5,896	(133)	7	205	(3,905)	2,070
Real estate	90,344	(503)	—	3,779	—	93,620
Partnership/joint venture interests	117,698	20,706	—	(10,283)	—	128,121
Hedge funds	163,349	(1,632)	(150)	(7,151)	1,600	156,016
Derivative contracts	104	(265)	(76)	(28)	500	235
Total	$378,917	$18,227	$(219)	$(12,346)	$(1,805)	$382,774
Liabilities:
Derivative liabilities	$(453)	$(8)	$(733)	$1,183	$(2,506)	$(2,517)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $1.6 billion and $1.9 billion at Dec. 30, 2012 and Dec. 25, 2011, respectively. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes the non-financial assets measured at fair value on nonrecurring basis in the accompanying consolidated balance sheet as of Dec. 30, 2012:

Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total
Asset held for sale - Quarter 4	$—	$—	$17,508	$17,508
Goodwill - Quarter 4	$—	$—	$29,610	$29,610
The quantitative test of goodwill during 2012 was based on a valuation that considered discounted cash flows and market-based information. Significant unobservable inputs in the discounted cash flows method included the ending year growth rate of 2% and the discount rate applied to the cash flows of 15.5%. If the growth rate and discount rate were to change by 1%, the impact to the valuation would have been approximately $2 million and $3 million, respectively.

NOTE 14

Business operations and segment information

The company has determined that its reportable segments based on its management and internal reporting structure are Publishing, Digital and Broadcasting.
The Publishing Segment at the end of 2012 consisted of 82 U.S. daily publications with affiliated online sites in 30 states and one U.S. territory, including USA TODAY, a national, general-interest daily publication; USATODAY.com; USA WEEKEND, a magazine supplement for publishing companies; Clipper; Gannett Healthcare Group; and Gannett Government Media. The Publishing Segment also includes Newsquest, which is a regional publisher in the United Kingdom that includes 17 paid-for daily publications and more than 200 weekly publications, magazines and trade publications. The Publishing Segment in the U.S. also includes about 480 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.
The Digital Segment includes results from CareerBuilder, PointRoll, ShopLocal and Reviewed.com. The Digital Segment and the digital revenues line do not include online/digital revenues generated by digital platforms that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.
At the end of 2012, the company’s Broadcasting Segment included 23 television stations and affiliated online sites in markets with nearly 21 million households covering 18.1% of the U.S. population. Captivate Network is also part of the Broadcasting Segment.
The company’s foreign revenues, principally from publishing businesses in the United Kingdom and CareerBuilder’s international subsidiaries, totaled approximately $546 million in 2012, $568 million in 2011 and $564 million in 2010. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $530 million at Dec. 30, 2012, $543 million at Dec. 25, 2011, and $556 million at Dec. 26, 2010.
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
Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.

In thousands of dollars Business segment financial information

	2012	2011	2010
Operating revenues
Publishing	$3,728,144	$3,831,108	$4,050,839
Digital	718,949	686,471	618,259
Broadcasting	906,104	722,410	769,580
Total	$5,353,197	$5,239,989	$5,438,678
Operating income
Publishing (2)	$368,644	$477,583	$647,741
Digital (2)	41,700	125,340	83,355
Broadcasting (2)	443,808	302,140	329,245
Corporate (1) (2)	(64,397)	(74,272)	(60,646)
Total	$789,755	$830,791	$999,695
Depreciation, amortization and facility consolidation and asset impairment charges
Publishing (2)	$147,750	$148,537	$170,073
Digital (2)	123,990	30,693	43,313
Broadcasting (2)	28,007	28,926	40,460
Corporate (1) (2)	16,421	16,460	17,039
Total	$316,168	$224,616	$270,885
Equity income (losses) in unconsolidated investees, net
Publishing	$23,380	$8,543	$19,337
Digital	(396)	(184)	(197)
Broadcasting	(597)	(162)	—
Total	$22,387	$8,197	$19,140
Identifiable assets
Publishing	$2,850,915	$3,032,605	$3,162,655
Digital	1,009,821	1,014,805	1,057,898
Broadcasting	2,001,979	1,994,051	2,003,929
Corporate (1)	517,171	574,989	592,362
Total	$6,379,886	$6,616,450	$6,816,844
Capital expenditures
Publishing	$56,597	$40,175	$36,776
Digital	17,220	15,673	11,883
Broadcasting	17,473	15,263	19,694
Corporate (1)	584	1,340	717
Total	$91,874	$72,451	$69,070

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)
Results for 2012 include pre-tax facility consolidation and asset impairment charges of $32 million for Publishing and $90 million for digital. Results for 2011 include pre-tax facility consolidation charges of $27 million for Publishing. Results for 2010 include pre-tax facility consolidation and asset impairment charges of $36 million for Publishing, $13 million for Digital and $9 million for Broadcasting. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)
(See notes a and b on page 77)

In thousands of dollars, except per share amounts	2012	2011	2010	2009	2008
Net operating revenues
Publishing advertising	$2,355,922	$2,511,025	$2,710,524	$2,888,034	$4,040,890
Publishing circulation	1,117,042	1,063,890	1,086,702	1,144,539	1,196,745
Digital	718,949	686,471	618,259	586,174	281,378
Broadcasting	906,104	722,410	769,580	631,085	772,533
All other	255,180	256,193	253,613	259,771	348,136
Total	5,353,197	5,239,989	5,438,678	5,509,603	6,639,682
Operating expenses
Costs and expenses	4,247,274	4,184,582	4,168,098	4,417,146	5,168,557
Depreciation	160,746	165,739	182,514	207,652	228,259
Amortization of intangible assets	33,293	31,634	31,362	32,983	31,211
Facility consolidation and asset impairment charges	122,129	27,243	57,009	132,904	7,939,563
Total	4,563,442	4,409,198	4,438,983	4,790,685	13,367,590
Operating income (loss)	789,755	830,791	999,695	718,918	(6,727,908)
Non-operating (expense) income
Equity income (loss) in unconsolidated investees, net	22,387	8,197	19,140	3,927	(374,925)
Interest expense	(150,469)	(173,140)	(172,986)	(175,745)	(190,839)
Other non-operating items	8,734	(12,921)	111	22,799	28,430
Total	(119,348)	(177,864)	(153,735)	(149,019)	(537,334)
Income (loss) before income taxes	670,407	652,927	845,960	569,899	(7,265,242)
Provision (benefit) for income taxes	195,400	152,800	244,013	191,328	(645,273)
Income (loss) from continuing operations	475,007	500,127	601,947	378,571	(6,619,969)
Income from continuing operations attributable to noncontrolling interests	(50,727)	(41,379)	(34,619)	(27,091)	(6,970)
Income (loss) from continuing operations attributable to Gannett Co., Inc.	$424,280	$458,748	$567,328	$351,480	$(6,626,939)
Income (loss) from continuing operations per share:
basic	$1.83	$1.92	$2.38	$1.50	$(29.02)
diluted	$1.79	$1.89	$2.35	$1.49	$(29.02)
Other selected financial data
Dividends declared per share	$0.80	$0.24	$0.16	$0.16	$1.60
Non-GAAP income from continuing operations per diluted share (1)	$2.33	$2.13	$2.44	$1.85	$3.40
Weighted average number of common shares outstanding in thousands:
basic	232,327	239,228	238,230	233,683	228,345
diluted	236,690	242,768	241,605	236,027	228,345
Financial position and cash flow
Long-term debt, excluding current maturities	$1,432,100	$1,760,363	$2,352,242	$3,061,951	$3,816,942
Redeemable noncontrolling interest	$10,654	$—	$84,176	$78,304	$72,840
Shareholders’ equity	$2,350,614	$2,327,891	$2,163,754	$1,603,925	$1,055,882
Total assets	$6,379,886	$6,616,450	$6,816,844	$7,148,432	$7,796,814
Free cash flow (2)	$697,994	$775,261	$816,308	$809,630	$832,615
Return on equity (3)	18.1%	20.4%	30.1%	26.7%	(132.0%)
Percentage increase (decrease)
As reported, earnings from continuing operations, after-tax, per share:
basic	(4.7%)	(19.3%)	58.7%	(105.2%)	(797.6%)
diluted	(5.3%)	(19.6%)	57.7%	(105.1%)	(799.3%)
Dividends declared per share	233.3%	50.0%	—%	(90.0%)	12.7%
Credit ratios
Senior leverage ratio (4)	1.41x	1.67x	1.97x	2.63x	2.56x
Times interest expense earned (5)	6.4x	5.5x	6.2x	4.8x	6.7x

(1)	See page 40 for a reconciliation of income from continuing operations per share presented in accordance with GAAP.

(2)
See page 77 for a reconciliation of free cash flow to net cash flow from operating activities, which the company believes is the most directly comparable measure calculated and presented in accordance with GAAP.

(3)
Calculated using income from continuing operations attributable to Gannett Co., Inc. plus earnings from discontinued operations (but excluding the gain in 2010 on the disposal of discontinued operations).

(4)
The senior leverage ratio is calculated in accordance with the company’s revolving credit agreements and term loan agreement. Currently, the company is required to maintain a senior leverage ratio of less than 3.5x. These agreements are described more fully on page 43 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. More information regarding the computation can be found in Exhibits 10.3, 10.4, and 10.5 to the Form 10-Q for the quarterly period ended Sept. 28, 2008, filed on Nov. 6, 2008.

(5)
Calculated using operating income adjusted to remove the effect of certain special items. These special items are described more fully beginning on page 38 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)

(a)The company and its subsidiaries made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.
(b)During the period, the company sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below.
Note 2 of the consolidated financial statements contains further information concerning certain of these acquisitions and dispositions.
Acquisitions and dispositions 2008-2012
Significant acquisitions since the beginning of 2008 are shown below. The company has disposed of several significant businesses during this period, which are presented below.
Acquisitions 2008-2012

Year acquired	Name	Location	Publication times or business
2008	X.com, Inc. (BNQT.com)	Pasadena, CA	Action sports web site
	ShopLocal	Chicago, IL	Marketing and database services company
	CareerBuilder	Chicago, IL, Atlanta, GA	Job search, employment and careers web site
	Pearls Review	St. Petersburg, FL	A nursing certification and education web site
2010	CareerSite.biz Limited	U.K.	Online recruitment niche sites focusing on nursing and rail workers
2011	Reviewed.com	Somerville, MA	A technology product review web site
	JobsCentral	Singapore	Job search, employment and career web site
	Nutrition Dimension	Falls Church, VA	A continuing education, certification and review program focused on nutrition
	US PRESSWIRE	Atlanta, GA	A digital sports photography business
	JobScout24	Germany	Job search, employment and career web site
	MMA Junkie	St. Petersburg, FL	Independent sports information web site
2012	Fantasy Sports Ventures/Big Lead Sports	New York, NY	Independent digital sports property
	Ceviu	Brazil	Information technology job board
	Top Language Jobs	Europe	Global online jobsite for multi-language jobs and candidates
	Quickish	Bethesda, MD	Aggregator that offers a summary and a link for sports stories throughout the day
	BLiNQ Media, LLC	New York City, NY	Innovator of social engagement advertising solutions for agencies and brands
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	Economic Modeling Specialist Intl.	Moscow, ID	Economic software firm that specializes in employment data and labor market analysis
	Rovion	Boston, MA	A self-service technology platform that enables the full development and deployment of rich media
Dispositions 2008-2012

Year disposed	Name	Location	Publication times or business
2008	Telematch	Springfield, VA	Database marketing services company
2009	Southernprint Limited	U.K.	Commercial printing
2010	The Honolulu Advertiser	Honolulu, HI	Daily newspaper
	Michigan Directory Company	Pigeon, MI	Directory publishing operation
Free cash flow reconciliation
Free cash flow is a non-GAAP liquidity measure used in addition to and in conjunction with results presented in accordance with GAAP. Free cash flow should not be relied upon to the exclusion of GAAP financial measures. Free cash flow is a non-GAAP liquidity measure that is defined as “Net cash flow from operating activities,” as reported on the statement of cash flows reduced by “Purchases of property, plant and equipment” as well as “Payments for investments” and increased by “Proceeds from investments” and voluntary pension contributions, net of related tax benefit. The company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the company’s capital program, repay indebtedness, add to the company’s cash balance, or to use in other discretionary activities. Management uses free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community.

In thousands of dollars	2012	2011	2010	2009	2008
Net cash flow from operating activities	$756,740	$814,136	$772,884	$866,580	$1,015,345
Purchase of property, plant and equipment	(91,874)	(72,451)	(69,070)	(67,737)	(165,000)
Voluntary pension employer contributions	—	—	130,000	—	—
Tax benefit for voluntary pension employer contributions	—	—	(52,000)	—	—
Payments for investments	(2,501)	(19,406)	(10,984)	(9,674)	(46,779)
Proceeds from investments	35,629	52,982	45,478	20,461	29,049
Free cash flow	$697,994	$775,261	$816,308	$809,630	$832,615

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended Dec. 30, 2012	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$551,438	$594,262	$552,676	$657,546	$2,355,922
Publishing circulation	263,336	263,938	276,655	313,113	1,117,042
Digital	168,352	181,326	182,022	187,249	718,949
Broadcasting	176,173	205,381	237,039	287,511	906,104
All other	59,288	62,133	60,869	72,890	255,180
Total	1,218,587	1,307,040	1,309,261	1,518,309	5,353,197
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	722,240	720,889	720,941	779,777	2,943,847
Selling, general and administrative expenses, exclusive of depreciation	308,319	316,301	318,385	360,422	1,303,427
Depreciation	39,703	40,157	40,460	40,426	160,746
Amortization of intangible assets	7,879	8,078	8,045	9,291	33,293
Facility consolidation and asset impairment charges	4,788	5,097	4,231	108,013	122,129
Total	1,082,929	1,090,522	1,092,062	1,297,929	4,563,442
Operating income	135,658	216,518	217,199	220,380	789,755
Non-operating (expense) income
Equity income in unconsolidated investees, net	4,312	8,663	3,005	6,407	22,387
Interest expense	(39,571)	(36,142)	(35,829)	(38,927)	(150,469)
Other non-operating items	2,035	(2,280)	2,933	6,046	8,734
Total	(33,224)	(29,759)	(29,891)	(26,474)	(119,348)
Income before income taxes	102,434	186,759	187,308	193,906	670,407
Provision for income taxes	26,600	51,200	38,700	78,900	195,400
Net income	75,834	135,559	148,608	115,006	475,007
Net income attributable to noncontrolling interests	(7,611)	(15,670)	(15,525)	(11,921)	(50,727)
Net income attributable to Gannett Co., Inc.	$68,223	$119,889	$133,083	$103,085	$424,280
Per share computations
Net income per share—basic	$0.29	$0.51	$0.58	$0.45	$1.83
Net income per share—diluted	$0.28	$0.51	$0.56	$0.44	$1.79
Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.80

(1)
Results for the first quarter of 2012 include net special charges affecting operating income related to facility consolidations and workforce restructuring. Facility consolidation charges totaled $4.8 million ($2.9 million after tax or $0.01 per share) reflecting primarily accelerated depreciation costs associated with the transfer of production activities for The Cincinnati Enquirer to a third-party printer in Columbus, Ohio announced in the fourth quarter of 2011. Workforce restructuring charges of $16.3 million ($9.7 million after tax or $0.04 per share) reflect principally the impact of an early retirement offer plan announced in the first quarter of 2012. Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(2)
Results for the second quarter of 2012 include $20.3 million of special charges affecting operating income. Facility consolidation non-cash charges totaled $5.1 million ($3.1 million after tax or $0.01 per share) reflecting primarily accelerated depreciation costs associated with the transfer of production activities. Workforce restructuring charges in the Publishing Segment of $9.7 million ($5.8 million after tax or $0.02 per share) reflect principally the impact of employee acceptances during the second quarter of an early retirement plan announced in early 2012. Results for the second quarter of 2012 also included pension settlement charges totaling $5.4 million ($3.2 million after tax or $0.01 per share). Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(3)
Results for the third quarter of 2012 include $14.7 million of special charges affecting operating income. Non-cash facility consolidation charges totaled $4.2 million ($2.4 million after tax or $0.01 per share) reflecting primarily accelerated depreciation costs primarily associated with the transfer of production activities. Workforce restructuring charges in the Publishing Segment of $7.9 million ($4.9 million after tax or $0.02 per share) reflect principally the impact of employee acceptances of an early retirement plan during the third quarter of 2012. Results for the third quarter of 2012 also include a pension settlement termination charge totaling $2.5 million ($1.5 million after tax or $0.01 per share). Non-operating items included $3.2 million ($2.0 million after tax or $0.01 per share) of non-cash charges for a newspaper partnership investment. Offsetting these was a tax benefit of $13.1 million ($0.06 per share) related primarily to a tax settlement covering multiple years. Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(4)
Results for the fourth quarter of 2012 include special charges affecting operating income. Non-cash asset impairments, efficiency-driven facility consolidation and workforce restructuring charges totaled $114.6 million ($101.9 million after tax or $0.44 per share). Non-operating items include a $3.8 million ($2.3 million after tax or $0.01 per share) non-cash charge related to the impairment of a minority owned investment. Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended Dec. 25, 2011	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Publishing advertising	$601,736	$646,864	$591,676	$670,749	$2,511,025
Publishing circulation	268,213	265,433	262,099	268,145	1,063,890
Digital	157,594	173,447	173,930	181,500	686,471
Broadcasting	163,882	184,353	174,340	199,835	722,410
All other	59,836	64,842	63,989	67,526	256,193
Total	1,251,261	1,334,939	1,266,034	1,387,755	5,239,989
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	717,515	739,654	721,888	782,040	2,961,097
Selling, general and administrative expenses, exclusive of depreciation	297,547	297,196	297,001	331,741	1,223,485
Depreciation	41,638	42,070	41,263	40,768	165,739
Amortization of intangible assets	8,289	7,871	7,721	7,753	31,634
Facility consolidation and asset impairment charges	7,656	6,394	—	13,193	27,243
Total	1,072,645	1,093,185	1,067,873	1,175,495	4,409,198
Operating income	178,616	241,754	198,161	212,260	830,791
Non-operating (expense) income
Equity income in unconsolidated investees, net	3,458	7,973	2,563	(5,797)	8,197
Interest expense	(46,629)	(44,741)	(40,939)	(40,831)	(173,140)
Other non-operating items	1,297	3,841	(3,205)	(14,854)	(12,921)
Total	(41,874)	(32,927)	(41,581)	(61,482)	(177,864)
Income before income taxes	136,742	208,827	156,580	150,778	652,927
Provision for income taxes	38,600	43,300	44,800	26,100	152,800
Net income	98,142	165,527	111,780	124,678	500,127
Net income attributable to noncontrolling interests	(7,649)	(14,000)	(11,992)	(7,738)	(41,379)
Net income attributable to Gannett Co., Inc.	$90,493	$151,527	$99,788	$116,940	$458,748
Per share computations
Net income per share—basic	$0.38	$0.63	$0.42	$0.49	$1.92
Net income per share—diluted	$0.37	$0.62	$0.41	$0.49	$1.89
Dividends per share	$0.04	$0.04	$0.08	$0.08	$0.24

(1)
Results of the first quarter of 2011 include the following special items: $8 million of non-cash charges associated with facility consolidations ($5 million after-tax or $0.02 per share) and $6 million in costs due to workforce restructuring ($4 million after-tax or $0.02 per share). Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(2)
Results of the second quarter of 2011 include the following special items: $6 million of non-cash charges associated with facility consolidations ($4 million after-tax or $0.02 per share); $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share), and a $20 million in net tax benefit related primarily to a tax settlement covering multiple years ($0.08 per share). Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(3)
Results of the third quarter of 2011 include the following special items: $2 million of non-cash impairment for an investment in an online business ($1 million after-tax) and $9 million in costs due to workforce restructuring ($5 million after-tax or $0.02 per share). Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(4)
Results of the fourth quarter of 2011 include the following special items: $13 million of non-cash charges associated with facility consolidations ($9 million after-tax or $0.04 per share); $50 million in costs due to workforce restructuring ($31 million after-tax or $0.13 per share); $15 million in costs due to incremental retirement charges ($9 million after-tax or $0.04 per share) and a $11 million in net tax benefit related primarily to a stock basis deduction ($0.04 per share). In non-operating income, special charges related to the impairment of certain minority-owned investments totaled $28 million ($17 million after-tax or $0.07 per share). Refer to the discussion beginning on page 38 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars
Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (1)	Deductions from reserves (2)	Balance at end of period
Fiscal year ended Dec. 30, 2012	$34,646	$9,736	$24	$(22,400)	$22,006
Fiscal year ended Dec. 25, 2011	$39,419	$11,574	$(97)	$(16,250)	$34,646
Fiscal year ended Dec. 26, 2010	$46,255	$18,241	$(3,643)	$(21,434)	$39,419

(1)	Also includes foreign currency translation adjustments in each year.

(2)	Consists of write-offs, net of recoveries in each year.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of Dec. 30, 2012.
The effectiveness of our internal control over financial reporting as of Dec. 30, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 30, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Gannett Co., Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information captioned “Your Board of Directors,” “Director Biographies,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 –ELECTION OF DIRECTORS” and the information under “OTHER MATTERS – Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s 2013 proxy statement is incorporated herein by reference.
Maryam Banikarim
Senior Vice President and Chief Marketing Officer, Gannett (2011-present). Formerly: Senior Vice President, Integrated Sales Marketing, NBC Universal (2009-2011); Chief Marketing Officer, Univision Communications (2002-2009). Age 44.
William A. Behan
Senior Vice President, Labor Relations, Gannett (2010-present). Formerly: Vice President, Labor Relations (2007-2010). Age 54.
Paul Davidson
Chairman and Chief Executive Officer, Newsquest (2003-present). Age 58. U.K. citizen.
Robert J. Dickey
President, U.S. Community Publishing, (February 2008-present). Formerly: Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 55.
Teresa S. Gendron
Vice President and Controller, Gannett (2011-Present). Formerly Vice President and Controller, NII Holdings, Inc. (2010-2011); Vice President and Assistant Controller, NII Holdings, Inc. (2008 – 2010); Vice President Financial Compliance, NII Holdings, Inc. (2005-2008). Age 43.
Victoria D. Harker
Chief Financial Officer (July 2012-present). Formerly: Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 48.
Larry S. Kramer
President and Publisher, USA TODAY (May 2012-present). Formerly: Professor of Media Management, Newhouse School of Communications, Syracuse University (2009-2012); Senior Advisor, Polaris Venture Partners (2008-2010); President of CBS Digital Media (2005-2006) and Advisor to CBS (2006-2008); and Chairman, CEO and Founder, MarketWatch, Inc. (1997-2005). Age 62.
Kevin E. Lord
Senior Vice President and Chief Human Resources Officer (October 2012-present). Formerly: Executive Vice President, Human Resources, NBC News (2007-2012). Age 50.
David T. Lougee
President, Gannett Broadcasting (July 2007-present). Age 54.
Gracia C. Martore
President and Chief Executive Officer (October 2011-present); Director for Gannett Co., Inc., FM Global and MeadWestvaco Corporation
Formerly: President and Chief Operating Officer (February 2010-October 2011); Executive Vice President and CFO (2006-2010). Age 61.
Todd A. Mayman
Senior Vice President, General Counsel and Secretary (April 2009-present). Formerly: Vice President, Associate General Counsel, Secretary and Chief Governance Officer (2007-2009). Age 53.

David A. Payne
Senior Vice President and Chief Digital Officer, Gannett (2011-present). Formerly: President and CEO, ShortTail Media, Inc. (2008-2011); and Senior Vice President and General Manager, CNN.com (2004-2008). Age 50.
John A. Williams
President, Gannett Digital Ventures (January 2008-present). Age 62.
ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in the company’s 2013 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in the company’s 2013 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in the company’s 2013 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in the company’s 2013 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 46.
(2)Financial Statement Schedules.
As listed in the Index to Financial Statements and Supplementary Data on page 46.
Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3)Exhibits.
See Exhibit Index on pages 84-88 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2013	GANNETT CO., INC. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 26, 2013	/s/ Gracia C. Martore
Gracia C. Martore,
President and Chief Executive
Officer (principal executive officer)
Dated: February 26, 2013	/s/ Victoria D. Harker
Victoria D. Harker,
Chief Financial Officer
(principal financial officer)
Dated: February 26, 2013	/s/ Teresa S. Gendron
Teresa S. Gendron,
Vice President and Controller
(principal accounting officer)

Dated: February 26, 2013	/s/ John E. Cody
John E. Cody, Director
Dated: February 26, 2013	/s/ Howard D. Elias
Howard D. Elias, Director
Dated: February 26, 2013	/s/ Arthur H. Harper
Arthur H. Harper, Director
Dated: February 26, 2013	/s/ John Jeffry Louis
John Jeffry Louis, Director
Dated: February 26, 2013	/s/ Marjorie Magner
Marjorie Magner,
Director, Chairman
Dated: February 26, 2013	/s/ Gracia C. Martore
Gracia C. Martore, Director
Dated: February 26, 2013	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 26, 2013	/s/ Duncan M. McFarland
Duncan M. McFarland, Director
Dated: February 26, 2013	/s/ Susan Ness
Susan Ness, Director
Dated: February 26, 2013	/s/ Neal Shapiro
Neal Shapiro, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2010.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Attached.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the Gannett Co., Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-5-1	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-5-2	Amendment No. 2 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6	Gannett Co., Inc. Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-6-2	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-6-3	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-6-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-4	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 99-1 to Gannett Co., Inc’s Form 8-K/A filed on December 9, 2011.

10-7	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

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
Incorporated by reference to Exhibit 10-11 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-12	Description of Gannett Co., Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 24, 2012.

10-13	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-13-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-13-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-14-2 to Gannett Co., Inc.’s Form 10-K for the year ended December 26, 2010.

10-14	Termination Benefits Agreement dated as of November 15, 2010 between Gannett Co., Inc. and Paul N. Saleh.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on November 17, 2010.

10-15	Termination Benefits Agreement dated as of March 16, 2011 between Gannett Co., Inc. and David A. Payne.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the year ended December 25, 2011.

10-16	Termination Benefits Agreement dated as of July 23, 2012 between Gannett Co., Inc. and Victoria D. Harker.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on June 22, 2012.

10-17	Amendment for section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-20	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-21	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-22	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-23	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

18	Letter re change in accounting principles.	Attached.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 30, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 30, 2012 and December 25, 2011, (ii) Consolidated Statements of Income for the 2012, 2011 and 2010 fiscal years, (iii) Consolidated Statements of Comprehensive Income for the 2012, 2011 and 2010 fiscal years, (iv) Consolidated Cash Flow Statements for the 2012, 2011 and 2010 fiscal years; (v) Consolidated Statements of Equity for the 2012, 2011 and 2010 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that Gannett hopes will enhance the reading and understanding of Gannett’s 2012 Form 10-K.
ADVERTISING REVENUES – Amounts charged to customers for space purchased in the company’s print products and/or associated digital platforms. There are three major types of advertising revenue: retail ads from local merchants, such as department stores; classified ads, which include automotive, real estate and “help wanted”; and national ads, which promote products or brand names on a nationwide basis.
AMORTIZATION – A charge against the company’s earnings that represents the write off of intangible assets over the projected life of the assets.
BALANCE SHEET – A summary statement that reflects the company’s assets, liabilities and equity at a particular point in time.
BROADCASTING REVENUES – Primarily amounts charged to customers for commercial advertising aired on the company’s television stations.
CIRCULATION – The number of newspapers sold to customers each day (“paid circulation”). The company keeps separate records of morning, evening and Sunday circulation.
CIRCULATION REVENUES – Amounts charged to readers of the company’s subscription-based newspapers (print or online) or distributors reduced by the amount of discounts. Charges vary from city to city and depend on the type of sale (i.e., subscription or single copy) and distributor arrangements.
CURRENT ASSETS – Cash and other assets that are expected to be converted to cash within one year.
CURRENT LIABILITIES – Amounts owed that will be paid within one year.
DEFERRED INCOME – Revenue derived principally from advance subscription payments for newspapers and advance fees for recruitment solutions. Revenue is recognized in the period in which it is earned (as newspapers are delivered or made available on the company’s digital platforms; or as recruitment solutions delivered).
DEPRECIATION – A charge against the company’s earnings that allocates the cost of property, plant and equipment over the estimated useful lives of the assets.
DIGITAL/ONLINE REVENUES – These include revenue from advertising placed on all digital platforms that are associated with the company publishing and broadcasting operations which are reflected as revenues of those business segments, and revenues from the businesses that comprise the Digital Segment, principal of which are CareerBuilder (employment digital platforms including its web site) and PointRoll (technology/marketing services revenue).
DIGITAL SEGMENT – A reportable segment for the company that includes the results of CareerBuilder, PointRoll, ShopLocal and Reviewed.com.
DISCONTINUED OPERATIONS – A term which refers to businesses which have been sold or disposed of by the company. To achieve comparability in financial reporting for all remaining operations, the results from discontinued operations are reclassified from the normal operating section of the Statements of Income and presented in a separate section entitled “Discontinued Operations.”
DIVIDEND – Payment by the company to its shareholders of a portion of its earnings.
EARNINGS PER SHARE (basic) – The company’s earnings divided by the average number of shares outstanding for the period.

EARNINGS PER SHARE (diluted) – The company’s earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding stock options and restricted stock units.
EQUITY EARNINGS FROM INVESTMENTS – For those investments which are 50% or less owned by the company, an income or loss entry is recorded in the Statements of Income representing the company’s ownership share of the operating results of the investee company.
FOREIGN CURRENCY TRANSLATION – The process of reflecting foreign currency accounts of subsidiaries in the reporting currency of the parent company.
FREE CASH FLOW – Net cash flow from operating activities reduced by purchase of property, plant and equipment as well as payments for investments and increased by proceeds from investments and voluntary pension contributions, net of related tax benefit.
GAAP – Generally accepted accounting principles.
GOODWILL – In a business purchase, this represents the excess of amounts paid over the fair value of tangible and other identified intangible assets acquired net of liabilities assumed.
INVENTORIES – Raw materials, principally newsprint, used in the business.
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – The portion of equity and net earnings in consolidated subsidiaries that is owned by others.
PERFORMANCE SHARE UNIT – An equity award that gives key employees the right to earn a number of shares of common stock over an incentive period based on how the company’s total shareholder return (TSR) compares to the TSR of a representative peer group of companies.
PURCHASE – A business acquisition. The acquiring company records at its cost the acquired assets less liabilities assumed. The reported income of an acquiring company includes the operations of the acquired company from the date of acquisition.
RESTRICTED STOCK – An award that gives key employees the right to shares of the company’s stock, pursuant to a vesting schedule.
RETAINED EARNINGS – The earnings of the company not paid out as dividends to shareholders.
STATEMENT OF CASH FLOWS – A financial statement that reflects cash flows from operating, investing and financing activities, providing a comprehensive view of changes in the company’s cash and cash equivalents.
STATEMENT OF COMPREHENSIVE INCOME – A financial statement that reflects changes in equity (net assets) of the company from transactions and other events from non-owner sources. Comprehensive income comprises net income and other items reported directly in shareholders’ equity, principally the foreign currency translation adjustment and funded status of postretirement plans.
STATEMENT OF EQUITY – A financial statement that reflects changes in the company’s common stock, retained earnings and other equity accounts.
STATEMENT OF INCOME – A financial statement that reflects the company’s profit by measuring revenues and expenses.
STOCK-BASED COMPENSATION – The payment to employees for services received with equity instruments such as restricted stock, performance share units and stock options.
STOCK OPTION – An award that gives key employees the right to buy shares of the company’s stock, pursuant to a vesting schedule, at the market price of the stock on the date of the award.