Form 10-Q
period 2013-03-31
GANNETT CO INC /DE/
filed 2013-05-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-6961
___________________________
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)
___________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of March 31, 2013 was 228,886,158.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Overview
Gannett Co., Inc. (the Company or Gannett) is a leading international media and marketing solutions company, informing and engaging more than 100 million people on multiple platforms every month through its network of publishing, broadcasting, and digital properties. Its publishing operations include 82 daily newspapers and about 480 magazines and other non-dailies in the U.S., as well as 17 daily paid-for titles, more than 200 weekly print products, magazines and trade publications in the U.K. Its broadcasting operations consist of 23 television stations in 19 U.S. markets and its Captivate subsidiary, which operates video messaging screens in elevators of office buildings and select hotel lobbies across North America. The Company’s Digital segment consists of stand-alone digital subsidiaries, including CareerBuilder, the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the single largest within North America, based on listings, traffic and ad revenue. In addition, the Company provides digital applications to consumer and commercial customers across all of its segments, ranging from online news and entertainment to digital marketing solutions.
Results from Operations
The Company generates revenue within its Publishing segment primarily through advertising and subscriptions to Gannett’s print and digital publications. Its advertising departments sell retail, classified and national advertising across multiple platforms including print, web sites, mobile, tablet and other specialty publications. The principal sources of revenues within the Company’s Broadcasting segment are advertising, fees paid for retransmission of the Company’s television signals on satellite and cable networks, and payments for other services, such as the production of advertising content. Advertising includes local advertising focused on the immediate geographic area of the stations, national advertising, and advertising on the stations’ web, tablet and mobile products. The largest subsidiary within Gannett’s Digital segment is CareerBuilder, which generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed with its affiliated media organizations.
The Company’s operating expenses consist primarily of payroll and benefits. Other significant operating expenses include production and distribution costs within its Publishing segment, the costs of locally produced and purchased syndicated programming in the Broadcasting segment and sales and marketing costs within the Digital segment.
Consolidated Summary
Gannett reported 2013 first quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.44 compared to $0.28 for the first quarter of 2012.
Operating income was $151 million for the first quarter of 2013, an increase of $15 million or 11% compared to the first quarter last year, reflecting significant increases in the Broadcasting and Digital segments, partially offset by a decline in Publishing segment operating income. Broadcasting segment operating income increased 15% to $84 million for the quarter due to an increase in core television revenue as well as higher retransmission revenue. Digital segment operating income was $24 million, up 45% from last year as higher revenues at CareerBuilder and cost efficiencies contributed to the year-over-year increase. Publishing segment operating income was $60 million for the quarter, down 3% from last year due to advertising softness.
Net income attributable to Gannett was $105 million for the first quarter of 2013, an increase of $36 million, or 53%, compared to 2012. Net income attributable to Gannett consists of net income reduced by net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $12 million in the first quarter of 2013 and $8 million in the same period in 2012.
The weighted average number of diluted shares outstanding for the first quarter of 2013 totaled 235,162,000 compared to 240,411,000 for the first quarter of 2012. The decrease is primarily due to shares repurchased since the first quarter of 2012, partially offset by equity awards issued in connection with the Company’s share-based compensation programs. See Part II, Item 2 for information on share repurchases.

Results for the first quarter of 2013 include $5 million in costs associated with workforce restructuring ($3 million after-tax or $0.01 per share), non-cash facility consolidation and asset impairment charges of $6 million ($4 million after-tax or $0.02 per share), and other non-operating charges of $2 million ($2 million after-tax or $0.01 per share). In addition, the Company recorded a tax benefit of $28 million or $0.12 per share related to resolution of several federal tax claims and a significant uncertain state tax position. Results for the first quarter of 2012 include $16 million in costs due to workforce restructuring ($10 million after-tax or $0.04 per share) and non-cash facility consolidation charges of $5 million ($3 million after-tax or $0.01 per share).
A separate discussion of results excluding the effect of special items (Non-GAAP basis) appears on page 7.
A consolidated summary of the Company’s results is presented below:

In thousands of dollars, except earnings per share amounts	First Quarter
	2013	2012	Change
Operating revenues	$1,237,735	$1,218,587	2%
Operating expenses	1,086,678	1,082,929	—%
Operating income	$151,057	$135,658	11%
Non-operating expense	$29,194	$33,224	(12%)
Net income attributable to Gannett Co., Inc.	$104,565	$68,223	53%
Per share – basic	$0.46	$0.29	59%
Per share – diluted	$0.44	$0.28	57%

Operating Revenues
Operating revenues increased 2% to $1.24 billion for the first quarter of 2013, representing the Company’s third consecutive quarter with year-over-year revenue growth. The first quarter revenue growth is the first quarterly increase in total revenues in a non-Olympic or political broadcast quarter since the second quarter of 2006. The Broadcasting and Digital segments drove the revenue growth. Broadcasting segment revenues increased 9% for the quarter due primarily to substantial increases in retransmission and core advertising revenue. Digital segment revenues were 4% higher compared to last year, reflecting solid revenue growth at CareerBuilder. Publishing segment revenues were relatively unchanged as the positive results of the All-Access Content Subscription Model and digital marketing services were offset by softer advertising demand.
First quarter 2013 company-wide digital revenues, which include Digital segment specific revenues as well as digital product and service revenues generated by the other business segments, were $350 million, 29% higher compared to the first quarter of 2012 and were approximately 28% of the Company’s total operating revenues. Comparisons for the quarter reflect revenue increases associated with the implementation of the All-Access Content Subscription Model as well as higher digital advertising and marketing solutions revenue. Through the end of the first quarter of 2012, six local publishing markets had adopted the All-Access Content Subscription Model. The Company completed the roll out of the All-Access Content Subscription Model in 78 local publishing markets by the end of 2012.

Operating Expenses
Operating expenses were relatively unchanged for the first quarter in 2013 as compared to the same period last year. This is the result of continuing company-wide cost control and efficiency efforts, partially offset by higher Broadcasting segment costs associated with higher revenues and the absence of $8 million in furlough payroll savings in the first quarter of 2012. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 7.
Non-Operating Income and Expense
The Company’s interest expense for the first quarter was $35 million, down 11% from the same quarter last year reflecting lower average debt levels. Total average outstanding debt was $1.49 billion for the first quarter of 2013 compared to $1.76 billion last year. The weighted average interest rate for total outstanding debt was 8.19% for the first quarter of 2013 compared to 8.02% last year.
At the end of the first quarter of 2013, the Company had $220 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points change in the average interest rate for these obligations would result in a change in annualized interest expense of $1 million.

Provision for Income Taxes
The Company’s effective income tax rate was 4.9% for the first quarter of 2013, compared to 28.1% for the first quarter of 2012. The rate for the first quarter in 2013 was lower than the comparable rate in 2012 due to special items contributing a net tax benefit of $28 million related to resolution of several federal tax claims and a significant uncertain state tax position. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 10.

The following is a discussion of the Company’s reported operating segment results:

Publishing Segment Results

Publishing segment revenues in the quarter totaled $871 million and were relatively unchanged compared to last year as the All-Access Content Subscription Model continued to drive circulation revenue growth, which nearly offset the impact of softer advertising demand during the quarter. Domestic publishing revenues were up slightly in the first quarter, the first increase since mid-2006.

Publishing segment revenues are generated principally from advertising and circulation sales, which accounted for 60% and 33%, respectively, of total Publishing segment revenues for the first quarter. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related internet web sites, mobile and tablet applications. “All other” Publishing segment revenues are mainly from commercial printing operations. The table below presents the main components of Publishing segment revenues:

Publishing Segment Revenues (in thousands of dollars)	First Quarter
	2013	2012	Change
Advertising	$526,499	$551,438	(5%)
Circulation	285,972	263,336	9%
All other	58,762	59,288	(1%)
Total Publishing segment revenues	$871,233	$874,062	—%

The table below presents the principal categories of advertising revenues for the Publishing segment:

Publishing Segment Advertising Revenues (in thousands of dollars)	First Quarter
	2013	2012	Change
Retail	$269,618	$278,978	(3%)
National	85,518	90,440	(5%)
Classified	171,363	182,020	(6%)
Total Publishing segment advertising revenues	$526,499	$551,438	(5%)

Publishing segment advertising revenues decreased 5% in the first quarter of 2013 to $526 million. Advertising continues to be impacted by the slow pace of economic growth; however, year-over-year comparisons were the best since early 2007. In the U.S., advertising revenues decreased 4% in the quarter. On a constant currency basis, advertising revenues in the U.K. declined 5% for the first quarter. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars decreased 1% for the quarter.

The percentage changes in the advertising revenue categories for domestic publishing, Newsquest, total Publishing constant currency and total Publishing segment are as follows:

Publishing Segment Advertising Revenue Categories	First Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment
Retail	(3%)	(2%)	(3%)	(3%)
National	(5%)	(8%)	(5%)	(5%)
Classified	(5%)	(6%)	(6%)	(6%)
Total Publishing segment advertising revenues	(4%)	(5%)	(4%)	(5%)
Across the categories of Publishing segment advertising, it was a somewhat mixed quarter. Retail advertising was 3% lower in the first quarter as tepid economic growth impacted advertising demand. National advertising was 5% lower for the first quarter, driven by soft ad demand at the Company’s local domestic publishing operations, partially offset by an increase in national advertising at USA TODAY. However, comparisons for both retail and national advertising were sequentially better than prior quarter comparisons.
Classified advertising revenue at the Company’s domestic publishing operations declined 5% for the first quarter of 2013. Real estate advertising was 5% lower compared to the first quarter last year but prior quarter comparisons improved sequentially. Employment and automotive advertising were down 9% and 3%, respectively, compared to the first quarter of 2012. First quarter classified advertising comparisons in the U.K. were 6% lower, in pounds, compared to last year.

Overall percentage changes in the classified revenue categories for domestic publishing, Newsquest, total Publishing constant currency and total Publishing segment are as follows:

Publishing Segment Classified Advertising Revenue Categories	First Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment
Automotive	(3%)	(12%)	(4%)	(4%)
Employment	(9%)	(1%)	(7%)	(7%)
Real Estate	(5%)	(7%)	(5%)	(6%)
Legal	(9%)	—%	(9%)	(9%)
Other	(4%)	(7%)	(5%)	(5%)
Total Publishing segment classified revenue	(5%)	(6%)	(6%)	(6%)

Total Company circulation revenues increased 9% for the first quarter of 2013 to $286 million from $263 million last year. Circulation revenue for the Company’s domestic local publishing business was 14% higher in the first quarter of 2013, the fourth consecutive quarter of circulation revenue growth. Revenue comparisons reflect generally lower circulation volumes more than offset by price increases. Daily and Sunday average print and digital, replica and non-replica circulation declined 8% and 4%, respectively for the quarter.
All other revenues decreased 1% for the quarter, primarily due to a decrease in U.K. commercial printing revenues.
Digital revenues associated with Publishing segment operations increased 76% for the quarter including a 98% increase at the Company’s domestic local publishing business. These increases reflect the impact of the All-Access Content Subscription Model as well as the Company’s strategic efforts to provide digital advertising and marketing solutions. Digital revenues at USA TODAY and its associated businesses were up 9% for the quarter. Digital revenues in the U.K. were 17% higher in pounds for the quarter.

Publishing segment operating expenses were relatively unchanged in the quarter at $811 million from $812 million last year. This reflects continued efficiency efforts as well as lower newsprint expense, partially offset by the absence of $8 million of furlough payroll savings last year. Newsprint expense was 10% lower in the quarter due to declines in consumption. Also impacting comparisons were special charges due to continued workforce restructuring and facility consolidations this quarter of $10 million, compared to $23 million last year.
Publishing segment operating income was $60 million in the quarter compared to $62 million last year, a decrease of 3%.
Digital Segment Results
The Digital segment includes results for stand-alone digital subsidiaries including CareerBuilder, PointRoll, ShopLocal, and Reviewed.com. Many of the Company’s other digital offerings are tightly integrated within its existing publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of its Publishing and Broadcasting segments.
Digital segment operating revenues were $175 million in the first quarter of 2013 compared to $168 million in 2012, an increase of 4%. The increase reflects strong revenue growth at CareerBuilder both domestically and internationally, on an increasing base of customers. CareerBuilder continues to build market share in the U.S. and its international operations continue to expand.
Digital segment operating expenses were $151 million in the first quarter of 2013, slightly lower than last year due primarily to reduced promotion and marketing costs in the quarter. As a result, Digital segment operating income was $24 million, an increase of 45% compared to last year.
Broadcasting Segment Results
The Broadcasting segment includes results from the Company’s 23 television stations and affiliated digital platforms as well as Captivate Network. Broadcasting segment revenues totaled $192 million in the first quarter and increased 9% compared to last year.
Television revenues for the quarter were $185 million, up 9% from the comparable period in 2012. Retransmission revenues were $36 million for the quarter, an increase of 59% from the same quarter last year. Core advertising revenues increased 2% and when combined with retransmission revenues more than offset lower advertising associated with the move of the Super Bowl broadcast from the Company’s 12 NBC stations to its 6 CBS stations this year as well as a $3 million reduction in political ad spending as compared to the first quarter of last year. Excluding the impact of political ad revenues in both quarters, television revenue was up 11% in the first quarter of 2013 over the first quarter of 2012. In addition, television station digital revenues increased 10% versus last year.
Based on current trends, the Company expects the percentage increase in total television revenues for the second quarter of 2013 to be in the mid-single digits compared to the second quarter of 2012.
Broadcasting segment operating expenses for the first quarter totaled $108 million, an increase of 4% over the first quarter of 2012. The increase is primarily due to costs associated with higher revenues and the segment’s continuing expansion of digital marketing solutions. Operating income in the first quarter of 2013 increased 15% to $84 million.
Corporate Expense
Corporate expense in the first quarter was $16 million, up 7% from the first quarter last year due to a $1.7 million insurance settlement benefit recognized last year, partially offset by a decrease in pension expense.

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

The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation expenses, a non-cash impairment charge, a currency related loss recognized in other non-operating items and certain credits to its income tax provision. The Company believes that such expenses and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies.

Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the Company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs as well as accelerated depreciation. The currency loss is related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating during the first quarter. Results also include credits to the income tax provision related to releases of reserves on prior year tax positions.

Management uses non-GAAP financial performance measures for purposes of evaluating business unit and consolidated company performance. The Company therefore believes that each of the non-GAAP measures provides useful information to investors by allowing them to view the Company’s businesses through the eyes of management and the Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of its businesses. In addition, many of the Company’s peer group companies present similar non-GAAP measures to better facilitate industry comparisons.
Non-GAAP Financial Tables/Reconciliations

The following is a discussion of the Company’s as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”

Adjusted operating results were as follows:

In thousands of dollars, except per share amounts	First Quarter
	2013	2012	Change

Operating revenues	$1,237,735	$1,218,587	2%
Adjusted operating expenses, non-GAAP basis	1,076,527	1,061,852	1%
Adjusted operating income, non-GAAP basis	$161,208	$156,735	3%

Adjusted net income attributable to Gannett Co., Inc., non-GAAP basis	$86,044	$80,800	6%
Adjusted diluted earnings per share, non-GAAP basis	$0.37	$0.34	9%

Adjustments to remove special items from GAAP results follow:

In thousands of dollars, except per share amounts	First Quarter
	2013	2012	Change

Operating expenses (GAAP basis)	$1,086,678	$1,082,929	—%
Remove special items:
Workforce restructuring	(5,366)	(16,289)	(67%)
Facility consolidation charges	(4,785)	(4,788)	—%
As adjusted (non-GAAP basis)	$1,076,527	$1,061,852	1%

Operating income (GAAP basis)	$151,057	$135,658	11%
Remove special items:
Workforce restructuring	5,366	16,289	(67%)
Facility consolidation charges	4,785	4,788	—%
As adjusted (non-GAAP basis)	$161,208	$156,735	3%

Total non-operating (expense) income (GAAP basis)	$(29,194)	$(33,224)	(12%)
Remove special items:
Facility consolidation and asset impairment charges	1,651	—	***
Other non-operating items	2,077	—	***
As adjusted (non-GAAP basis)	$(25,466)	$(33,224)	(23%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$104,565	$68,223	53%
Remove special items (net of tax):
Workforce restructuring	3,266	9,689	(66%)
Facility consolidation and asset impairment charges	3,936	2,888	36%
Other non-operating items	2,077	—	***
Prior year tax reserve adjustments	(27,800)	—	***
As adjusted (non-GAAP basis)	$86,044	$80,800	6%

Diluted earnings per share (GAAP basis)	$0.44	$0.28	57%
Remove special items (net of tax):
Workforce restructuring	0.01	0.04	(75%)
Facility consolidation and asset impairment charges	0.02	0.01	***
Other non-operating items	0.01	—	***
Prior year tax reserve adjustments	(0.12)	—	***
As adjusted (non-GAAP basis) (a)	$0.37	$0.34	9%

(a) Total per share amount does not sum due to rounding.

Adjusted consolidated operating expenses for the first quarter of 2013 (adjusted to remove costs associated with workforce restructuring and facility consolidation charges) increased 1% compared to 2012. The increase reflects higher Broadcast segment costs associated with higher revenue and the absence of $8 million in furlough payroll savings in the first quarter of 2012, partially offset by continuing company-wide cost control and efficiency efforts.
As a result of the above factors, as well as higher overall revenues during the first quarter, adjusted operating income was $161 million for the first quarter of 2013, an increase of 3% from the comparable period last year. Adjusted net income attributable to Gannett on a non-GAAP basis was $86 million for the quarter, an increase of $5 million or 6% compared to last year.

A summary of the impact of facility consolidation and workforce restructuring charges on the Company’s Publishing segment is presented below:

In thousands of dollars	First Quarter
	2013	2012	Change

Publishing segment operating expenses (GAAP basis)	$811,096	$812,022	—%
Remove special items:
Workforce restructuring	(5,366)	(17,945)	(70%)
Facility consolidation charges	(4,785)	(4,788)	—%
As adjusted (non-GAAP basis)	$800,945	$789,289	1%

Publishing segment operating income (GAAP basis)	$60,137	$62,040	(3%)
Remove special items:
Workforce restructuring	5,366	17,945	(70%)
Facility consolidation charges	4,785	4,788	—%
As adjusted (non-GAAP basis)	$70,288	$84,773	(17%)

Publishing segment operating expenses were impacted by costs due to workforce restructuring and facility consolidation charges. Excluding the impact of these items in both quarters, adjusted operating expenses increased by 1%. The increase reflects the absence of $8 million in furlough payroll savings in the first quarter of 2012 which was partially offset by continued efficiency efforts and lower newsprint expense. Adjusted operating income for the Publishing segment was $70 million for the first quarter of 2013.
A summary of the impact of special items on the Company’s Corporate segment is presented below:

In thousands of dollars	First Quarter
	2013	2012	Change
Corporate segment operating expenses (GAAP basis)	$16,360	$15,260	7%
Remove special items:
Workforce restructuring (insurance settlement benefit)	—	1,656	***
As adjusted (non-GAAP basis)	$16,360	$16,916	(3%)

A summary of the impact of special items on the Company’s effective tax rate follows:

In thousands of dollars	First Quarter
	2013	2012

Income before income taxes as reported	$121,863	$102,434
Net income attributable to noncontrolling interests	(11,898)	(7,611)
Gannett pretax income (GAAP basis)	109,965	94,823
Remove special items:
Workforce restructuring	5,366	16,289
Facility consolidation and asset impairment charges	6,436	4,788
Other non-operating items	2,077	—
As adjusted (non-GAAP basis)	$123,844	$115,900

Provision for income taxes as reported (GAAP basis)	$5,400	$26,600
Remove special items:
Workforce restructuring	2,100	6,600
Facility consolidation and asset impairment charges	2,500	1,900
Prior year tax reserve adjustments	27,800	—
As adjusted (non-GAAP basis)	$37,800	$35,100

Effective tax rate (GAAP basis)	4.9%	28.1%
As adjusted effective tax rate (non-GAAP basis)	30.5%	30.3%
The adjusted tax rate for the first quarter of 2013 was 30.5% compared to 30.3% for the first quarter of last year. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for 2013 results:

•
Political and Olympic revenues - Broadcasting companies generally experience their strongest results in a year that includes both the summer Olympics and a presidential election, as occurred in 2012.  The Company achieved record revenues for political and Olympics last year.  Political revenues were $150 million in 2012 while the Summer Olympics generated $37 million of revenue, of which $4 million was also political.  Due to the absence of the Olympics and significantly lower level of political advertising, Broadcasting segment revenues are expected to be lower this year overall.  As discussed above, these declines were offset, in part, by stronger retransmission revenue and core advertising growth in the first quarter of 2013. The Company expects retransmission revenue for 2013 to total approximately $135 million to $140 million, significantly higher than the $97 million in 2012.

•
Company-wide Digital Revenues - During 2012, the Company completed its roll out of the All-Access Content Subscription Model.  During the first quarter of 2012, six local publishing markets had implemented the new model.  By the end of the year, 78 local publishing markets had adopted the new model.  As a result of the cycling effect that will accompany this, year-over-year increases in total digital revenues company-wide (up 29% in the first quarter of 2013) are expected to narrow over the course of 2013.

•
Calendar - The Company’s 2013 fiscal year will include 52 weeks compared with 53 weeks in 2012. The fourth quarter of 2013 will be comprised of 13 weeks compared with 14 weeks in the fourth quarter of 2012. The Company’s results will be impacted by the extra week in the fourth quarter last year, particularly for the Publishing and Broadcasting segments.

•	Strategic Initiatives - Expenses related to new strategic initiatives are expected to be approximately $35 to $40 million in 2013.

•
Foreign Currency - The Company’s U.K. publishing operations are conducted through its Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a weakening of the exchange rate will diminish Newsquest earnings contribution to consolidated results. Newsquest results for 2012 were translated from the British pound sterling to U.S. dollars at an average rate of 1.58. British pound sterling amounts on the condensed consolidated balance sheet at the end of the first quarter of 2013 were translated into U.S. dollars at a rate of 1.52.

Liquidity, Capital Resources and Cash Flows

The Company’s cash generating capability and financial condition, together with its revolving credit agreements, are sufficient to fund its capital expenditures, interest, dividends, share repurchases, contributions to its pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, the Company expects to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under its revolving credit agreements or funds raised in the capital or credit markets.
In February 2012, the Company announced a new capital allocation plan, which aims to return $1.3 billion to shareholders by 2015. This plan included raising Gannett's dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. This program is scheduled to be executed over the two year period following the announcement. As of March 31, 2013, giving effect to repurchases made since February 2012, the Company had an additional $117 million of repurchase authority remaining under the program.

On March 31, 2013, the Company had unused borrowing capacity of $887 million under its revolving credit agreements. In addition, its revolving credit agreements currently allow the Company to borrow at least $1.25 billion of additional unsecured debt on an unrestricted basis guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases or decreases depending upon the Company’s total leverage ratio. At the end of the first quarter of 2013, the Company’s total long-term debt was $1.45 billion and its senior leverage ratio was 1.45x, substantially below the maximum senior leverage ratio covenant permitted by the Company’s revolving credit agreement of 3.5x. The fair value of the Company’s long-term debt, based on the bid and ask quotes for the related debt, totaled $1.62 billion at March 31, 2013.

The Company’s financial and operating performance as well as its ability to generate sufficient cash flow to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
The Company’s net cash flow from operating activities was $36 million for the first three months of 2013, compared to $162 million for the first three months of 2012. The decrease in net cash flow from operating activities resulted principally from $20 million in incremental pension contributions and a $43 million increase in net tax cash payments during the quarter due in part to the timing of deductions year over year.
Cash flows used for investing activities totaled $6 million for the first three months of 2013, compared to $22 million for the first three months of 2012. The decrease in net cash flow used for investing activities is due to lower acquisition payments and an increase in proceeds from investments.
Cash flows used for financing activities totaled $62 million for the first three months of 2013, compared to $150 million for the first three months of 2012. The decrease was mainly due to the $97 million of net debt repayment made in the first quarter of 2012 which is partially offset by the higher dividends paid in the first quarter of 2013.

Non-GAAP Liquidity Measure
The Company’s free cash flow, a non-GAAP liquidity measure, was $39 million for the quarter ended March 31, 2013. Free cash flow, which the Company reconciles to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s capital program, repay indebtedness or to use in other discretionary activities. Management uses free cash flow as a non-GAAP liquidity metric to indicate cash available for repayment of indebtedness and in its discussions with the investment community in the context of capital allocation.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars	First Quarter
	2013	2012
Net cash flow from operating activities	$36,283	$162,087
Purchase of property, plant and equipment	(16,097)	(18,165)
Voluntary pension employer contributions	15,507	—
Tax benefit for voluntary pension employer contributions	(6,125)	—
Payments for investments	(1,001)	(500)
Proceeds from investments	10,060	4,326
Free cash flow	$38,627	$147,748

Net cash flow from operating activities for 2013 reflects pension contributions totaling $75 million of which $50 million was for the Gannett Retirement Plan (GRP), the Company’s principal retirement plan, and $25 million to the Company’s U.K. retirement plan. This compares to pension contributions of $54 million in 2012 to the GRP. For the remainder of 2013, the Company has no further mandatory funding obligations to the GRP and $12 million remaining for its U.K. retirement plan. Net cash flow from operating activities reflects net tax cash payments of $39 million in the first quarter of 2013, compared to net tax refunds of $4 million for the same period in 2012.

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
Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s Digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches; (q) general economic, political and business conditions; and (r) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The Company continues to monitor the uneven economic recovery in the U.S., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 31, 2013	Dec. 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$142,833	$175,030
Trade receivables, less allowance for doubtful receivables of $18,623 and $22,006, respectively	628,930	678,845
Other receivables	21,267	20,162
Inventories	59,467	56,389
Deferred income taxes	17,636	15,840
Prepaid expenses and other current assets	105,174	108,946
Assets held for sale	30,250	17,508
Total current assets	1,005,557	1,072,720
Property, plant and equipment
Cost	3,905,444	3,972,949
Less accumulated depreciation	(2,438,750)	(2,454,271)
Net property, plant and equipment	1,466,694	1,518,678
Intangible and other assets
Goodwill	2,841,171	2,846,869
Indefinite-lived and amortizable intangible assets, less accumulated amortization	490,751	499,913
Deferred income taxes	138,946	158,275
Investments and other assets	284,290	283,431
Total intangible and other assets	3,755,158	3,788,488
Total assets	$6,227,409	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Mar. 31, 2013	Dec. 30, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$175,103	$211,833
Compensation, interest and other accruals	348,444	402,340
Dividends payable	45,948	45,963
Income taxes	43,744	44,985
Deferred income	248,953	229,395
Total current liabilities	862,192	934,516
Income taxes	46,582	83,260
Long-term debt	1,449,226	1,432,100
Postretirement medical and life insurance liabilities	145,572	149,937
Pension liabilities	908,027	1,007,325
Other long-term liabilities	222,408	222,182
Total liabilities	3,634,007	3,829,320

Redeemable noncontrolling interests	12,673	10,654

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	569,146	567,515
Retained earnings	7,573,703	7,514,858
Accumulated other comprehensive loss	(709,334)	(701,141)
	7,757,934	7,705,651
Less treasury stock, 95,532,474 shares and 94,376,534 shares, respectively, at cost	(5,375,691)	(5,355,037)
Total Gannett Co., Inc. shareholders’ equity	2,382,243	2,350,614
Noncontrolling interests	198,486	189,298
Total equity	2,580,729	2,539,912
Total liabilities and equity	$6,227,409	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012

Net Operating Revenues:
Publishing advertising	$526,499	$551,438
Publishing circulation	285,972	263,336
Digital	174,922	168,352
Broadcasting	191,580	176,173
All other	58,762	59,288
Total	1,237,735	1,218,587

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	719,724	722,240
Selling, general and administrative expenses, exclusive of depreciation	314,115	308,319
Depreciation	38,926	39,703
Amortization of intangible assets	9,128	7,879
Facility consolidation charges	4,785	4,788
Total	1,086,678	1,082,929
Operating income	151,057	135,658

Non-operating (expense) income:
Equity income in unconsolidated investees, net	7,794	4,312
Interest expense	(35,405)	(39,571)
Other non-operating items	(1,583)	2,035
Total	(29,194)	(33,224)

Income before income taxes	121,863	102,434
Provision for income taxes	5,400	26,600
Net income	116,463	75,834
Net income attributable to noncontrolling interests	(11,898)	(7,611)
Net income attributable to Gannett Co., Inc.	$104,565	$68,223

Net income per share – basic	$0.46	$0.29
Net income per share – diluted	$0.44	$0.28
Dividends declared per share	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012

Net income	$116,463	$75,834
Redeemable noncontrolling interests (income not available to shareholders)	(274)	—
Other comprehensive income, before tax:
Foreign currency translation adjustments	(32,586)	11,007
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(422)	(2,872)
Amortization of actuarial loss	15,860	14,155
Other	19,086	(3,855)
Pension and other postretirement benefit items	34,524	7,428
Other	(1,786)	1,787
Other comprehensive (loss) income, before tax	152	20,222
Income tax effect related to components of other comprehensive income	(10,131)	(3,215)
Other comprehensive (loss) income, net of tax	(9,979)	17,007
Comprehensive income	106,210	92,841
Comprehensive income attributable to noncontrolling interests, net of tax	(9,838)	(9,398)
Comprehensive income attributable to Gannett Co., Inc.	$96,372	$83,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012

Cash flows from operating activities:
Net income	$116,463	$75,834
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	48,054	47,582
Facility consolidation charges	5,705	4,788
Pension contributions, net of pension expense	(72,241)	(47,604)
Equity income in unconsolidated investees, net	(7,794)	(4,312)
Stock-based compensation – equity awards	8,232	6,631
Change in other assets and liabilities, net	(62,136)	79,168
Net cash flow from operating activities	36,283	162,087
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,097)	(18,165)
Payments for acquisitions, net of cash acquired	(1,641)	(8,004)
Payments for investments	(1,001)	(500)
Proceeds from investments	10,060	4,326
Proceeds from sale of assets	2,348	642
Net cash used for investing activities	(6,331)	(21,701)
Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit agreements, net	15,000	(97,000)
Dividends paid	(45,806)	(18,952)
Cost of common shares repurchased	(32,770)	(35,525)
Proceeds from issuance of common stock upon exercise of stock options	5,918	2,275
Distribution to noncontrolling interests	(218)	—
Deferred payments for acquisitions	(3,693)	(1,027)
Net cash used for financing activities	(61,569)	(150,229)
Effect of currency exchange rate change on cash	(580)	396
Net decrease in cash and cash equivalents	(32,197)	(9,447)
Balance of cash and cash equivalents at beginning of period	175,030	166,926
Balance of cash and cash equivalents at end of period	$142,833	$157,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
NOTE 2 – Recent accounting standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, a cross-reference to other disclosures is required to provide additional detail about those amounts. The Company adopted the provision of ASU 2013-02 in the first quarter of 2013 and the new disclosures are included in Note 9 - Supplemental Equity Information.
NOTE 3 – Facility consolidation charges
The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened period. In addition, certain assets classified as held-for-sale in accordance with Accounting Standards Codification (ASC) Topic 360 resulted in charges being recognized in 2013 as the carrying values were reduced to equal the fair value less cost to dispose. The fair values were based on estimates of prices for similar assets. As a result, the Company recorded pre-tax charges of $4.8 million in the first quarter of 2013 and 2012. Current and deferred tax benefits were recognized for these charges and, therefore, the after-tax impact was $2.9 million (or $0.01 per share) for both 2013 and 2012. In addition, the Company recorded a charge to write off certain publishing assets that were donated in the first quarter of 2013. The charge was $0.9 million pre-tax and $0.6 million after tax (or less than $0.01 per share).
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 31, 2013 and December 30, 2012:

In thousands of dollars	Mar. 31, 2013		Dec. 30, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$2,841,171	$—	$2,846,869	$—
Indefinite-lived intangibles:
Mastheads and trade names	94,733	—	95,308	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	312,422	203,144	313,567	197,300
Other	56,680	25,244	56,965	23,931

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over three to 25 years. Other intangibles primarily include internally developed technology, patents and amortizable trade names. These assets were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table summarizes the changes in the Company’s net goodwill balance through March 31, 2013.

In thousands of dollars	Publishing	Digital	Broadcasting	Total
Balance at Dec. 30, 2012
Goodwill	$7,754,959	$722,781	$1,618,602	$10,096,342
Accumulated impairment losses	(7,132,817)	(116,656)	—	(7,249,473)
Net balance at Dec. 30, 2012	622,142	606,125	1,618,602	2,846,869
Activity during the period
Acquisitions and adjustments	383	9,043	—	9,426
Foreign currency exchange rate changes	(11,518)	(3,536)	(70)	(15,124)
Total	(11,135)	5,507	(70)	(5,698)
Balance at Mar. 31, 2013
Goodwill	7,607,236	728,288	1,618,532	9,954,056
Accumulated impairment losses	(6,996,229)	(116,656)	—	(7,112,885)
Net balance at Mar. 31, 2013	$611,007	$611,632	$1,618,532	$2,841,171
NOTE 5 – Long-term debt
The long-term debt of the Company is summarized below:

In thousands of dollars	Mar. 31, 2013	Dec. 30, 2012
Borrowings under revolving credit agreements expiring September 2014	$220,000	$205,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,578	248,376
Unsecured notes bearing fixed rate interest at 10% due June 2015	61,743	61,286
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,626	248,497
Unsecured notes bearing fixed rate interest at 10% due April 2016	175,378	174,241
Unsecured notes bearing fixed rate interest at 9.375% due November 2017 (a)	247,647	247,547
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,254	247,153
Total long-term debt	$1,449,226	$1,432,100

(a) Callable commencing on November 15, 2013 at 104.688% of the principal amount.

For the first three months of 2013, the Company’s long-term debt increased by $17.1 million reflecting $15.0 million borrowed under the revolving credit agreements and debt discount amortization.

On March 31, 2013, the Company had unused borrowing capacity of $887 million under its revolving credit agreements. In addition, its revolving credit agreements currently allow the Company to borrow at least $1.25 billion of additional unsecured debt on an unrestricted basis guaranteed by the guarantor subsidiaries under these credit agreements. This borrowing limit is subject to increases or decreases depending upon the Company’s total leverage ratio.

NOTE 6 – Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s retirement plan costs, which include costs for qualified and nonqualified plans, are presented in the following table:

In thousands of dollars	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012
Service cost-benefits earned during the period	$2,125	$2,032
Interest cost on benefit obligation	35,183	39,654
Expected return on plan assets	(49,543)	(47,649)
Amortization of prior service cost	1,878	1,928
Amortization of actuarial loss	15,360	13,505
Expense for Company-sponsored retirement plans	$5,003	$9,470
For the thirteen weeks ended March 31, 2013, the Company made contributions to the Gannett Retirement Plan (GRP) and its U.K. retirement plan totaling $50.0 million and $24.5 million, respectively. For the remainder of 2013, the Company has no further mandatory funding obligations to the GRP and approximately $12 million remaining for its U.K. retirement plan.
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

In thousands of dollars	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012
Service cost-benefits earned during the period	$175	$175
Interest cost on net benefit obligation	1,525	2,050
Amortization of prior service credit	(2,300)	(4,800)
Amortization of actuarial loss	500	650
Net periodic postretirement benefit credit	$(100)	$(1,925)
NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $40.2 million as of March 31, 2013 and $63.2 million as of December 30, 2012. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars	Unrecognized Tax Benefits
Balance at Dec. 30, 2012	$86,180
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	1,890
Reductions for tax positions of prior years	(15,508)
Settlements	(277)
Reductions due to lapse of statutes of limitations	(14,404)
Balance at Mar. 31, 2013	$57,881
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released are also recognized as a component of income tax expense. The Company recognized a net benefit from the reversal of interest and penalty expense of $12.7 million and $2.1 million during the first quarters of 2013 and 2012, respectively. The amount of net accrued interest and penalties related to uncertain tax benefits as of March 31, 2013, was approximately $16.4 million and as of December 30, 2012, was approximately $29.1 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2009 through 2012 tax years remain subject to examination by the IRS. The 2005 through 2012 tax years generally remain subject to examination by state authorities, and the years 2010 through 2012 are subject to examination in the U.K. In addition, tax years prior to 2005 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $24.7 million within the next 12 months.
NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the thirteen week periods ended March 31, 2013 and March 25, 2012:

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	104,565	11,898	116,463
Redeemable noncontrolling interests (income not available to shareholders)	—	(274)	(274)
Other comprehensive income	(8,193)	(1,786)	(9,979)
Total comprehensive income	96,372	9,838	106,210
Dividends declared	(45,721)	—	(45,721)
Stock-based compensation	8,232	—	8,232
Treasury shares acquired	(32,770)	—	(32,770)
Other activity	5,516	(650)	4,866
Balance at Mar. 31, 2013	$2,382,243	$198,486	$2,580,729

Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	68,223	7,611	75,834
Other comprehensive income	15,220	1,787	17,007
Total comprehensive income	83,443	9,398	92,841
Dividends declared	(47,408)	—	(47,408)
Stock-based compensation	6,631	—	6,631
Treasury shares acquired	(35,525)	—	(35,525)
Other activity	2,254	—	2,254
Balance at Mar. 25, 2012	$2,337,286	$193,532	$2,530,818

In August 2012, CareerBuilder acquired 74% of Economic Modeling Specialists Intl., a software firm that specializes in employment data and labor market analytics. Shareholders for the remaining 26% of ownership hold put rights that permit them to put their equity interest to CareerBuilder. In March 2013, CareerBuilder acquired 87.5% of Vietnam Online Network (VON), a leading provider of human capital, recruitment and online related solutions in Vietnam. Shareholders owning 11.5% of VON hold options that permit them to put their equity interest to CareerBuilder. Since redemption of both sets of noncontrolling interests is outside of the Company’s control, the balances are presented on the condensed consolidated balance sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, accumulated other comprehensive loss (net of tax and noncontrolling interests):

In thousands of dollars	Retirement Plans	Foreign Currency Translation	Total

Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income before reclassifications	14,697	(32,586)	(17,889)
Amounts reclassified from accumulated other comprehensive income	9,696	—	9,696
Other comprehensive income	24,393	(32,586)	(8,193)
Balance at Mar. 31, 2013	$(1,094,870)	$385,536	$(709,334)

Balance at Dec. 25, 2011	$(995,853)	$400,014	$(595,839)
Other comprehensive income before reclassifications	(2,873)	11,007	8,134
Amounts reclassified from accumulated other comprehensive income	7,086	—	7,086
Other comprehensive income	4,213	11,007	15,220
Balance at Mar. 25, 2012	$(991,640)	$411,021	$(580,619)

Accumulated other comprehensive income components are included the computation of net periodic postretirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands of dollars	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012
Amortization of prior service credit	$(422)	$(2,872)
Amortization of actuarial loss	15,860	14,155
Total reclassifications, before tax	15,438	11,283
Income tax effect	(5,742)	(4,197)
Total reclassifications, net of tax	$9,696	$7,086
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

The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2013 and December 30, 2012:

In thousands of dollars	Fair Value Measurements as of Mar. 31, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$25,747	$—	$—	$25,747
Sundry investments	30,933	—	—	30,933
Total assets	$56,680	$—	$—	$56,680

Contingent consideration payable	$—	$—	$30,384	$30,384
Total liabilities	$—	$—	$30,384	$30,384

In thousands of dollars	Fair Value Measurements as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$23,043	$—	$—	$23,043
Sundry investments	29,090	—	—	29,090
Total assets	$52,133	$—	$—	$52,133

Contingent consideration payable	$—	$—	$26,170	$26,170
Total liabilities	$—	$—	$26,170	$26,170
Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. The discount rate is a significant unobservable input in such present value computations. For the thirteen weeks ended March 31, 2013, the contingent consideration was increased by $8.6 million as a result of new acquisitions and adjustments to fair value. The increase was partially offset by payments of $4.3 million.
The fair value of the Company’s total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $1.62 billion at March 31, 2013 and December 30, 2012.

NOTE 11 – Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are Publishing, Digital, and Broadcasting. The Publishing segment principally includes the Company’s domestic local publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Digital segment includes CareerBuilder, ShopLocal, Reviewed.com and PointRoll. The Broadcasting segment includes the Company’s 23 television stations and Captivate.

In thousands of dollars	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012

Net Operating Revenues:
Publishing	$871,233	$874,062
Digital	174,922	168,352
Broadcasting	191,580	176,173
Total	$1,237,735	$1,218,587

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$60,137	$62,040
Digital	23,604	16,263
Broadcasting	83,676	72,615
Corporate	(16,360)	(15,260)
Total	$151,057	$135,658

Depreciation, amortization and facility consolidation charges:
Publishing	$32,236	$33,214
Digital	9,107	7,905
Broadcasting	6,935	7,110
Corporate	4,561	4,141
Total	$52,839	$52,370

NOTE 12 – Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

In thousands except per share amounts	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012

Net income attributable to Gannett Co., Inc.	$104,565	$68,223

Weighted average number of common shares outstanding - basic	229,396	236,280
Effect of dilutive securities
Stock options	1,067	1,139
Restricted stock	2,838	2,632
Performance share units	1,861	360
Weighted average number of common shares outstanding - diluted	235,162	240,411

Net income per share-basic	$0.46	$0.29
Net income per share-diluted	$0.44	$0.28

The diluted earnings per share amounts exclude the effects of approximately 6.3 million and 16.4 million stock options outstanding for the first quarter of 2013 and 2012, respectively, as their inclusion would be anti dilutive.
NOTE 13 – Consolidated Statement of Cash Flows
Cash paid in 2013 and 2012 for income taxes and interest (net of amounts capitalized) was as follows:

In thousands of dollars	Thirteen Weeks Ended
	Mar. 31, 2013	Mar. 25, 2012
Income taxes, net of refunds	$39,180	$(4,088)
Interest	$22,783	$22,871
NOTE 14 – Commitments, Contingencies and Other Matters
The Company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2013 would have increased or decreased approximately 2%.
At the end of the first quarter of 2013, the Company had approximately $220 million in long-term floating rate obligations outstanding. A 50 basis points increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annualized interest expense of $1 million.
The fair value of the Company’s total long-term debt, based on bid and ask quotes for the related debt, totaled $1.62 billion at March 31, 2013 and December 30, 2012.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2013, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Environmental
There have been no material developments with respect to the Company’s potential liability for environmental matters previously reported in the Company’s 2012 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/31/12 – 2/3/13	581,061	$19.14	581,061	$138,995,850
2/4/13 – 3/3/13	532,200	$19.66	532,200	$128,530,523
3/4/13 – 3/31/13	527,000	$21.22	527,000	$117,346,362
Total 1st Quarter 2013	1,640,261	$19.98	1,640,261	$117,346,362

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

In addition to the above, as of March 31, 2013, 30,000 shares were repurchased as part of the publicly announced repurchase program, but were settled subsequent to the end of the quarter. The effect of those repurchases decreased the maximum dollar value available under the program to $116,690,652.
Item 5. Other Information
On May 7, 2013, the board of directors of Gannett Co., Inc. approved an amendment to Article II, Section 5 of the Company’s bylaws to increase the stock ownership requirements for directors and director nominees. As amended, this provision will require each person elected, reelected or appointed to the board after May 7, 2013 to agree that he or she will (1) own, or agree to acquire within 90 days of being elected, at least 1,000 shares of the Company’s common stock, (2) achieve within five years of such election, reelection or appointment a minimum guideline ownership amount of 20,000 shares of the Company’s common stock, and (3) maintain at least that minimum guideline ownership amount while continuing to serve on the Company’s board.  The amended director stock ownership guidelines are subject to appropriate adjustments for any stock splits or stock dividends occurring after May 7, 2013.

A copy of the amended bylaws, marked to show these changes, is filed with this Form 10-Q as Exhibit 3-2.

Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	GANNETT CO., INC.

/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Attached.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Description of Gannett Co., Inc’s Non-Employee Director Compensation*	Attached.

10-2	Form of Executive Officer Restricted Stock Unit Award Agreement*	Attached.

10-3	Form of Executive Officer Performance Share Award Agreement*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 30, 2012, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended March 31, 2013 and March 25, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 31, 2013 and March 25, 2012, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended March 31, 2013 and March 25, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.