Form 10-Q
period 2013-06-30
GANNETT CO INC /DE/
filed 2013-08-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of June 30, 2013 was 229,139,789.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Overview
Gannett Co., Inc. (the Company or Gannett) is a leading international media and marketing solutions company, informing and engaging more than 100 million people on multiple platforms every month through its network of publishing, broadcasting, and digital properties. Its publishing operations include 82 daily newspapers and about 480 magazines and other non-dailies in the U.S., as well as 17 daily paid-for titles, and more than 200 weekly print products, magazines and trade publications in the U.K. Its broadcasting operations consist of 23 television stations in 19 U.S. markets (including 12 television stations in the top 25 markets), reaching 18% of U.S. television households, and its Captivate subsidiary, which operates video messaging screens in elevators of office buildings and select hotel lobbies across North America. The Company’s Digital segment consists of stand-alone digital subsidiaries, including CareerBuilder, the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the single largest within North America, based on listings, traffic and ad revenue. In addition, the Company provides digital applications to consumers and commercial customers across all of its segments, ranging from online news and entertainment to digital marketing solutions.
Recent Developments
On June 12, 2013, Gannett entered into a merger agreement for the acquisition of Belo Corp. (Belo) for aggregate cash consideration of approximately $1.5 billion, plus the assumption of $715 million of existing Belo debt (the Merger). Belo is the owner of 20 television stations (nine in the top 25 U.S. markets) that reach more than 14% of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates and their associated websites. Belo also has three local and two regional news channels. Upon completion of the merger, Gannett will operate the fourth-largest English-language television station group in the United States, reaching nearly one-third of all U.S. households.
The Merger will nearly double Gannett’s broadcast portfolio from 23 to 43 stations, including stations Gannett expects to service through shared services or similar arrangements. Upon completion of the Merger, Gannett will achieve greater geographic diversity, operating or servicing 21 stations in the top 25 U.S. markets. Gannett’s broadcast group will become the #1 CBS affiliate group, the #4 ABC affiliate group and will expand its already #1 NBC affiliate group position. In connection with the Merger, Gannett and Belo have arranged that, simultaneously with the consummation of the Merger, there will be a restructuring of certain of Belo’s media holdings pursuant to which their stations located in the Louisville, Kentucky; Phoenix, Arizona; Portland, Oregon; St. Louis, Missouri; and Tucson, Arizona television markets (the Assigned Stations) will be conveyed to third parties (the Restructuring and, together with the Merger, the Transaction). Gannett will enter into shared services and similar support arrangements with the third party owners of these stations.
Closing of the Transaction is expected to occur by the end of 2013 and is subject to regulatory approvals and customary closing conditions. The closing of the Merger is subject to a condition that the merger agreement be approved by the holders of Belo common shares representing at least two-thirds of the voting power of all outstanding common shares entitled to vote in accordance with the Delaware General Corporation Law. Belo’s directors and executive officers, who collectively own approximately 42% of the voting power of Belo’s outstanding shares, have entered into voting and support agreements to vote their shares in favor of the Merger. Closing of the Merger also is subject to the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the grant by the Federal Communications Commission (FCC) of its consent to the consummation of the Transaction, and other customary closing conditions. The Merger will be funded through a combination of available cash as well as debt financing to be undertaken by the Company. The merger agreement does not contain a financing condition.
On July 29, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes).  The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2020 Notes may not be redeemed by the Company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities and its notes maturing in 2014 and thereafter.  The Company used the net proceeds to repay the outstanding amount of indebtedness incurred under its revolving credit facilities.  Remaining proceeds will be used to repay its outstanding unsecured notes and/or for general corporate purposes.

On August 5, 2013, the Company entered into an agreement to replace, amend and restate its existing credit facilities with a credit facility expiring on August 5, 2018 (the “Amended and Restated Credit Agreement”).  Total commitments under the new revolving credit agreement are $1.1 billion. Subject to total leverage ratio limits, the new revolving credit agreement eliminates the Company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Company’s new revolving credit agreement is 3.5x for the next 18 months, reducing to 3.25x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.0x thereafter, provided that if the Company completes its proposed acquisition of Belo, then each maximum total leverage ratio for the applicable period is increased by 0.5x. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the Company’s leverage ratio, and are paid on the average undrawn balance under the revolving credit agreement for each quarter. Under the agreement, the Company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the Company’s leverage ratio but will differ between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. At its current leverage ratios, the Company’s applicable margins will be 2.00% and 1.00%, respectively. The Company also borrowed $144.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for revolving credit loans in the Amended and Restated Credit Agreement. Both the revolving credit loans and the term loan are guaranteed by the Company’s wholly-owned material domestic subsidiaries.
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
The Company’s operating expenses consist primarily of payroll and benefits. Other significant operating expenses include production (raw materials) and distribution costs within its Publishing segment, the costs of locally produced and purchased syndicated programming in the Broadcasting segment and sales and marketing costs within the Digital segment.
Consolidated Summary
A consolidated summary of the Company’s results is presented below:

In thousands of dollars, except earnings per share amounts	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating revenues	$1,302,699	$1,307,040	—%	$2,540,434	$2,525,627	1%
Operating expenses	1,099,817	1,090,522	1%	2,186,495	2,173,451	1%
Operating income	$202,882	$216,518	(6%)	$353,939	$352,176	1%
Non-operating expense	$36,541	$29,759	23%	$65,735	$62,983	4%
Net income attributable to Gannett Co., Inc.	$113,620	$119,889	(5%)	$218,185	$188,112	16%
Per share – basic	$0.50	$0.51	(2%)	$0.95	$0.80	19%
Per share – diluted	$0.48	$0.51	(6%)	$0.93	$0.79	18%
Gannett reported 2013 second quarter earnings per diluted share, on a GAAP (generally accepted accounting principles) basis of $0.48 compared to $0.51 for the second quarter of 2012. Earnings per diluted share on a year-to-date GAAP basis were $0.93 in 2013 compared to $0.79 last year.
Operating income for the second quarter of 2013 decreased 6% compared to the second quarter last year, reflecting lower Publishing and Digital segment operating income, partially offset by an increase in Broadcasting segment operating income. Broadcasting segment operating income increased 4% to $98.1 million for the quarter due to an increase in core television revenue as well as substantially higher retransmission revenue. These Broadcasting segment revenue increases were partially offset by lower political advertising revenues. Digital segment operating income was $35.3 million, as solid revenue growth at CareerBuilder was offset by higher expenses. Publishing segment operating income was $85.2 million for the quarter, down 18% from last year due to advertising softness as well as special items and the absence of furlough savings in the second quarter of 2012.
For the year-to-date period, operating income increased 1% compared to last year. Broadcasting segment results for the year-to-date period were up 9% reflecting significant increases in retransmission revenue. Digital results were up 12% principally reflecting higher revenues at CareerBuilder. Publishing segment results were down 13% due to slow economic growth and secular challenges that tempered advertising demand.
Net income attributable to Gannett for the second quarter of 2013 decreased 5%, compared to 2012. Net income attributable to Gannett consists of net income reduced by net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $13.1 million in the second quarter of 2013 and $15.7 million in the same period in 2012. For the year-to-date period, net income attributable to Gannett was $218.2 million, versus $188.1 million last year, an increase of 16%. Earnings per diluted share were $0.93 for the year-to-date period compared to $0.79 last year. Net income attributable to Gannett and earnings per diluted share were up significantly in the first six months of 2013, primarily due to a lower effective income tax rate of 17.1% compared to 29.3% in the first six months of 2012. The 2013 rate was lower than the comparable 2012 rate due to special items contributing a net tax benefit of $27.8 million, including resolution of a multi-year federal exam and significant tax benefits resulting from state tax settlements.
The weighted average number of diluted shares outstanding for the second quarter of 2013 totaled 234,636,000 compared to 237,136,000 for the second quarter of 2012. For the first six months of 2013 and 2012, the weighted average number of diluted shares outstanding totaled 234,866,000 and 238,774,000 respectively. The decrease is primarily due to shares repurchased since the second quarter of 2012, partially offset by equity awards issued in connection with the Company’s share-based compensation programs. See Part II, Item 2 for information on share repurchases.
Results for the second quarter of 2013 include $21.7 million in costs associated with workforce restructuring ($13.1 million after-tax or $0.06 per share) and transformation costs of $14.0 million ($8.4 million after-tax or $0.04 per share) that together total $35.7 million ($21.5 million after-tax or $0.10 per share). Results for the second quarter of 2012 include $9.7 million in costs due to workforce restructuring ($5.8 million after-tax or $0.02 per share), transformation costs of $5.1 million ($3.1 million after-tax or $0.01 per share), and pension settlement charges of $5.4 million ($3.2 million after-tax or $0.01 per share). Altogether, these second quarter 2012 costs totaled $20.3 million ($12.2 million after-tax or $0.05 per share).
Year-to-date 2013 results include $27.1 million in costs associated with workforce restructuring ($16.4 million after-tax or $0.07 per share), transformation costs of $19.7 million ($11.9 million after-tax or $0.05 per share), other non-operating charges of $2.8 million ($2.5 million after-tax or $0.01 per share), and special tax benefits of $27.8 million or $0.12 per share. The total 2013 year-to-date net cost of these special items was $49.6 million ($3.0 million after-tax or $0.01 per share). Results for the first six months of 2012 include $26.0 million in costs due to workforce restructuring ($15.5 million after-tax or $0.07 per share), transformation costs of $9.9 million ($6.0 million after-tax or $0.03 per share) and pension settlement charges totaling $5.4 million ($3.2 million after-tax or $0.01 per share). Altogether, these 2012 year-to-date costs totaled $41.3 million ($24.7 million after-tax or $0.10 per share).
A separate discussion of results excluding the effect of special items (Non-GAAP basis) appears on page 9.
Operating Revenues
Operating revenues totaled $1.30 billion in the second quarter of 2013, relatively unchanged from $1.31 billion in the second quarter of 2012, as a significant increase in circulation revenue and higher revenue in the Broadcasting and Digital segments was offset by softer advertising demand in the Publishing segment. Operating revenues increased 1% to $2.54 billion for the first six months of 2013, from $2.53 billion in 2012. Publishing segment revenues were down 2% for the quarter and declined 1% for the year-to-date period, as the positive results of the All-Access Content Subscription Model were offset by a decline in advertising revenue. Broadcasting segment revenues increased 3% for the quarter, and 6% year-to-date, primarily due to increases in retransmission revenue and core advertising revenue which more than offset a reduction of $9.9 million in political revenue in the quarter and $13.4 million in political revenue year-to-date. Digital segment revenues were 3% higher for both the quarter and year-to-date periods, reflecting solid revenue growth at CareerBuilder.
Second quarter 2013 company-wide digital revenues, which include Digital segment specific revenues as well as digital product and service revenues generated by the other business segments, were $374.3 million, 20% higher compared to the second quarter of 2012 and were nearly 30% of the Company’s total operating revenues. Year-to-date company-wide digital revenues were $725.2 million, 24% higher compared to the same period in 2012. Comparisons for both the quarter and year-to-date periods reflect revenue increases associated with the implementation of the All-Access Content Subscription Model last year as well as higher digital advertising and marketing solutions revenue. Through the end of the second quarter of 2012, 38 local publishing markets had launched the All-Access Content Subscription Model. The Company completed the roll out of the All-Access Content Subscription Model in 78 local publishing markets by the end of 2012. As of June 30, 2013, the Company has 1.3 million customers, or nearly 50% of its subscriber base, that have activated their digital access.
Operating Expenses
Operating expenses increased less than 1% for both the quarter and year-to-date periods in 2013 as compared to the same periods last year. The expense increase was due to higher strategic initiative investments, higher Digital segment expenses related to revenue growth and the absence of furlough savings realized in the first six months of 2012. This increase was partially offset by the impact of cost control and efficiency efforts. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 9.
Non-Operating Income and Expense
The Company’s interest expense for the second quarter of 2013 was $36.2 million, relatively unchanged from the same quarter last year. Total average outstanding debt was $1.48 billion for the second quarter of 2013 compared to $1.75 billion last year. The weighted average interest rate for total outstanding debt was 8.31% for the second quarter of 2013 compared to 7.41% last year, as the Company continues to pay down lower interest rate revolving credit debt.
Interest expense for the first six months of 2013 was $71.6 million, down 5% from last year, reflecting primarily lower average debt levels. Total average outstanding debt was $1.49 billion for the first six months of 2013 compared to $1.76 billion last year. The weighted average interest rate for total outstanding debt was 8.27% for the first six months of 2013 compared to 7.72% last year.
Other non-operating items were $9.8 million for the second quarter of 2013 compared to $2.3 million for the same period last year. Other non-operating items totaled $11.4 million for the first six months of 2013 compared to $0.2 million for the same period last year. The increases for both the quarter and year-to-date periods were due to transformation costs in 2013 totaling $9.5 million in the second quarter and $10.4 million year-to-date.
Provision for Income Taxes
The Company’s effective income tax rate was 25.8% for the second quarter of 2013, compared to 29.9% for the second quarter of 2012. The tax rate for the second quarter in 2013 was lower than the comparable rate in 2012 due to a net tax benefit of $15.0 million from releases of reserves on prior year tax positions related to a state tax litigation resolution and lapse of statutes of limitations. The Company’s effective income tax rate was 17.1% for the first six months of 2013, compared to 29.3% for the same period last year. The rate for the first six months of 2013 was lower than the comparable rate in 2012 due to special items contributing a net tax benefit of $27.8 million related to a multi-year federal exam resolution that resulted in the reduction of prior year uncertain tax benefits and a significant tax benefit resulting from state tax settlements. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 13.
Segment Results
The following is a discussion of the Company’s reported operating segment results for the second quarter and first six months of 2013. Unless otherwise noted, all comparisons are to the comparable prior year period.
Publishing Segment Results
Publishing segment revenues were generated principally from advertising and circulation sales, which accounted for 62% and 31%, respectively, of total Publishing segment revenues for the second quarter and 61% and 32% for the year-to-date period. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related internet web sites, mobile and tablet applications. “All other” Publishing segment revenues are mainly from commercial printing operations. The table below presents the main components of Publishing segment revenues:

Publishing Segment Revenues (in thousands of dollars)	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Advertising	$562,476	$594,262	(5%)	$1,088,975	$1,145,700	(5%)
Circulation	279,655	263,938	6%	565,627	527,274	7%
All other	62,100	62,133	—%	120,862	121,421	—%
Total Publishing segment revenues	$904,231	$920,333	(2%)	$1,775,464	$1,794,395	(1%)

Publishing segment revenues were down 2% in the second quarter of 2013 and 1% for the year-to-date period, as a substantial increase in circulation revenue was more than offset by lower advertising revenue. On a constant currency basis, Publishing segment revenues decreased 1% from the second quarter of 2012 and just under 1% for the year-to-date period.
The table below presents the principal categories of advertising revenues for the Publishing segment:

Publishing Segment Advertising Revenues (in thousands of dollars)	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Retail	$292,418	$310,500	(6%)	$562,036	$589,478	(5%)
National	94,309	95,204	(1%)	179,827	185,644	(3%)
Classified	175,749	188,558	(7%)	347,112	370,578	(6%)
Total Publishing segment advertising revenues	$562,476	$594,262	(5%)	$1,088,975	$1,145,700	(5%)
Publishing segment advertising revenues decreased 5% in the second quarter of 2013 to $562.5 million and decreased 5% for the year-to-date period to $1.09 billion. Advertising continues to be impacted by the lagging economies in the U.S. and particularly in the U.K., as well as secular challenges. In the U.S., advertising revenues decreased 4% for both the quarter and year-to-date periods. On a constant currency basis, advertising revenues in the U.K. declined 10% for the second quarter and 8% for the year-to-date period. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars decreased 3% for the quarter and 2% for the year-to-date period.
The percentage changes within the advertising revenue categories for U.S. Publishing, Newsquest, total Publishing segment, including on a constant currency basis are as follows:

Publishing Segment Advertising Revenue Categories	Second Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Retail	(5%)	(7%)	(6%)	(6%)
National	2%	(31%)	(1%)	(1%)
Classified	(5%)	(9%)	(6%)	(7%)
Total Publishing segment advertising revenues	(4%)	(10%)	(5%)	(5%)

	Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Retail	(4%)	(5%)	(4%)	(5%)
National	(1%)	(19%)	(3%)	(3%)
Classified	(5%)	(7%)	(6%)	(6%)
Total Publishing segment advertising revenues	(4%)	(8%)	(5%)	(5%)
Across the Publishing segment in the second quarter, all categories of year over year advertising revenue comparisons were lower as tepid economic growth in the U.S. and particularly in the U.K. impacted advertising demand. However, domestic national advertising comparisons in the second quarter were higher, driven by USA Today and its associated businesses.
Classified advertising revenue at the Company’s domestic publishing operations declined 5% for both the second quarter of 2013 and the year-to-date period, but all major categories were better than the first quarter comparisons. Second quarter classified advertising revenues in the U.K. were 9% lower, in pounds, compared to last year.

Overall percentage changes within the classified revenue categories for U.S. Publishing, Newsquest, total Publishing segment, including on a constant currency basis are as follows:

Publishing Segment Classified Advertising Revenue Categories	Second Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Automotive	(1%)	(10%)	(2%)	(2%)
Employment	(9%)	(6%)	(8%)	(9%)
Real Estate	(3%)	(9%)	(6%)	(7%)
Legal	(8%)	—%	(8%)	(8%)
Other	(6%)	(10%)	(7%)	(8%)
Total Publishing segment classified revenue	(5%)	(9%)	(6%)	(7%)

	Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Automotive	(2%)	(11%)	(3%)	(3%)
Employment	(9%)	(4%)	(7%)	(8%)
Real Estate	(4%)	(8%)	(5%)	(6%)
Legal	(8%)	—%	(8%)	(8%)
Other	(5%)	(8%)	(6%)	(7%)
Total Publishing segment classified revenue	(5%)	(7%)	(6%)	(6%)
Total circulation revenues increased 6% for the second quarter of 2013 to $279.7 million from $263.9 million last year and 7% to $565.6 million for the first six months of 2013. Circulation revenue for the Company’s local domestic publishing business was 11% higher in the second quarter of 2013, the fifth consecutive quarter of circulation revenue growth. Revenue comparisons reflect generally lower circulation volumes which were more than offset by price increases. Daily and Sunday average print and digital, replica and non-replica circulation volumes declined 9% and 3%, respectively, for the quarter and declined 9% and 4%, respectively, for the first six months of 2013.
All other revenue was relatively unchanged for both the quarter and year-to-date periods as an increase in domestic commercial printing revenues was offset by a decrease in U.K. commercial printing revenues.
Digital revenues associated with the Publishing segment increased 50% for the second quarter and 62% for the year-to-date period. Digital revenues for the Company’s local domestic publishing business increased 57% for the second quarter and 75% for the year-to-date period. These increases reflect the impact of the All-Access Content Subscription Model as well as the Company’s strategic efforts to provide digital advertising and marketing solutions. Digital revenues at USA TODAY and its associated businesses were up 24% for the second quarter and 17% for the first six months of 2013. Digital revenues in the U.K. were 8% higher for the quarter and 12% higher for the year-to-date period in local currency.
Publishing segment operating expenses were relatively unchanged in the quarter at $819.0 million compared to $816.1 million in the second quarter a year ago. This includes a net increase of $11.4 million in special items, $10.0 million in strategic initiative investment as well as the absence of $5.3 million in furlough savings realized in the second quarter of 2012, offset by cost control and efficiency efforts. Newsprint expense was 16% lower in the quarter and 13% lower year-to-date due primarily to declines in consumption. Operating expenses for the first six months of 2013 totaled $1.63 billion and were flat compared to the same period last year, impacted by $20.3 million in strategic initiative investment in 2013 and the absence of $13.6 million in furlough savings realized in the first six months of 2012. These increases were offset by strong cost control and efficiency efforts.
Publishing segment operating income was $85.2 million in the quarter compared to $104.2 million last year, a decrease of 18%. Operating income for the year-to-date period was $145.3 million, a decrease of 13% compared to last year.

Broadcasting Segment Results
The Broadcasting segment includes results from the Company’s 23 television stations and affiliated digital platforms as well as Captivate Network. Broadcasting segment revenues in the second quarter of 2013 increased 3% to $212.0 million. Revenues for the year-to-date period of 2013 were $403.5 million, an increase of 6%.
Television revenues for the second quarter of 2013 were up 4% to $204.8 million. Retransmission revenues increased 62% to $36.8 million for the quarter. Core advertising revenues increased more than 1% and when combined with an increase in retransmission revenues, more than offset a reduction of $9.9 million in political ad revenue. Excluding the impact of political ad revenues in both quarters, television revenue was up 9% in the second quarter of 2013. In addition, second quarter television station digital revenues increased 10%. Television revenues for the year-to-date period were up 6% to $390.3 million, driven by an increase in retransmission revenue and core advertising revenue. Excluding the impact of political ad revenue in both years, television revenues were up 10% in the first six months of 2013.
Based on current trends, the Company expects the percentage decrease in total television revenues for the third quarter of 2013 to be in the mid-teens compared to the third quarter of 2012, which was especially strong due to the approximately $75 million achieved in political advertising and spending related to the Summer Olympics. Excluding the incremental impact of political and Olympic advertising spending, total television revenues in the third quarter this year compared to last year are expected to increase in the mid-teens.
Broadcasting segment operating expenses for the second quarter of 2013 and for the first six months increased 3% to $113.9 million and $221.8 million, respectively. The increase reflects higher costs associated with strategic initiatives. Operating income in the second quarter of 2013 increased 4% to $98.1 million from $94.6 million in the second quarter of 2012. Operating income for the first six months of 2013 was up 9% to $181.8 million.
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
Digital segment operating revenues increased 3% to $186.5 million in the second quarter of 2013 compared to $181.3 million in 2012. Year-to-date operating revenues for the segment were $361.4 million compared to $349.7 million, an increase of 3%. The increases reflect strong revenue growth at CareerBuilder as it continues to build market share in the U.S. and its international operations.
Digital segment operating expenses increased 4% to $151.2 million in the second quarter of 2013 compared to $144.8 million in 2012, primarily due to an increase in CareerBuilder expenses driven in part by recent acquisitions as well as the timing of when some promotional and marketing costs were incurred this year versus last year. Year-to-date operating expenses were $302.5 million compared to $296.9 million in 2012, an increase of 2%. As a result, Digital segment operating income was $35.3 million, a decrease of 3% compared to last year. For the year-to-date period, Digital segment operating income was $58.9 million, up 12% from the same period in 2012.
Corporate Expense
Corporate expense in the second quarter of 2013 decreased 17% to $15.7 million. For the year-to-date period of 2013, corporate expense declined 6% to $32.0 million. The quarter and year-to-date declines were due to $5.4 million of pension settlement charges recognized in the second quarter of 2012, partially offset by higher stock-based compensation in 2013 and the absence of an asset sale gain recognized in the second quarter of 2012.

Results from Operations - Non-GAAP Information
The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures are not to be considered in isolation from or as a substitute for the related GAAP measures, and should be read only in conjunction with financial information presented on a GAAP basis.
The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, pension settlement charges, a non-cash impairment charge, a currency-related loss recognized in other non-operating items and certain credits to its income tax provision. The Company believes that such expenses and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies.
Workforce restructuring expenses primarily relate to incremental expenses the Company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs. Transformation costs include incremental expenses incurred by the Company to execute on its transformation and growth plan. Transformation costs also include incremental expenses associated with optimizing the Company’s real estate portfolio including accelerated depreciation and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. The pension settlement charges result from the acceleration of expense related to the timing of certain pension payments. Other non-operating items include a non-cash impairment charge that was recorded to reduce the book value of an investment accounted for under the equity method to fair value, as the business underlying this asset had experienced significant and sustained unfavorable operating results. It also includes a currency loss related to the weakening of the British pound associated with the downgrade of the UK sovereign credit rating. First quarter 2013 results also included credits to the income tax provision related to reserve releases as a result of a multi-year federal exam resolution and lapse of a statute of limitation.
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
Consolidated Summary - Non-GAAP
The following is a discussion of the Company’s as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands of dollars, except per share amounts	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating revenues	$1,302,699	$1,307,040	—%	$2,540,434	$2,525,627	1%
Adjusted operating expenses	1,073,592	1,070,266	—%	2,150,119	2,132,118	1%
Adjusted operating income	$229,107	$236,774	(3%)	$390,315	$393,509	(1%)

Adjusted net income attributable to Gannett Co., Inc.	$135,124	$132,045	2%	$221,168	$212,845	4%
Adjusted diluted earnings per share	$0.58	$0.56	4%	$0.94	$0.89	6%
Operating revenues totaled $1.30 billion in the second quarter of 2013, relatively unchanged from $1.31 billion in the second quarter of 2012, as a significant increase in circulation revenue and higher revenue in the Broadcasting and Digital segments was offset by softer advertising demand in the Publishing segment. Operating revenues increased 1% to $2.54 billion for the first six months of 2013, from $2.53 billion in 2012. Publishing segment revenues were down 2% for the quarter and declined 1% for the year-to-date period, as the positive results of the All-Access Content Subscription Model were offset by a decline in advertising revenue. Broadcasting segment revenues increased 3% for the quarter, and 6% year-to-date, primarily due to increases in retransmission revenue and core advertising revenue which more than offset a reduction of $9.9 million in political revenue in the quarter and $13.4 million in political revenue year-to-date. Digital segment revenues were 3% higher for both the quarter and year-to-date periods, reflecting solid revenue growth at CareerBuilder.

A summary of the impact of special items on the Company’s operating expenses is presented below:

In thousands of dollars	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating expenses (GAAP basis)	$1,099,817	$1,090,522	1%	$2,186,495	$2,173,451	1%
Remove special items:
Workforce restructuring	(21,727)	(9,736)	***	(27,093)	(26,025)	4%
Transformation costs	(4,498)	(5,097)	(12%)	(9,283)	(9,885)	(6%)
Pension settlement charges	—	(5,423)	***	—	(5,423)	***
As adjusted (non-GAAP basis)	$1,073,592	$1,070,266	—%	$2,150,119	$2,132,118	1%
Adjusted operating expenses were relatively flat for the second quarter of 2013 compared to the second quarter of 2012 and increased less than 1% for the first six months of 2013 as compared to the same period last year. Adjusted operating expenses were impacted by higher strategic initiative investments, higher Digital segment expenses related to revenue growth and the absence of furlough savings realized in the first six months of 2012. These increases were partially offset by the impact of cost control and efficiency efforts.
A summary of the impact of special items on the Company’s operating income is presented below:

In thousands of dollars	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating income (GAAP basis)	$202,882	$216,518	(6%)	$353,939	$352,176	1%
Remove special items:
Workforce restructuring	21,727	9,736	***	27,093	26,025	4%
Transformation costs	4,498	5,097	(12%)	9,283	9,885	(6%)
Pension settlement charges	—	5,423	***	—	5,423	***
As adjusted (non-GAAP basis)	$229,107	$236,774	(3%)	$390,315	$393,509	(1%)
Adjusted operating income for the second quarter of 2013 decreased 3% compared to the second quarter last year, reflecting lower Publishing and Digital segment operating income, partially offset by an increase in Broadcasting segment operating income. Broadcasting segment operating income increased 4% to $98.1 million for the quarter due to an increase in core television revenue as well as substantially higher retransmission revenue. These Broadcasting segment revenue increases were partially offset by lower political advertising revenues. Digital segment operating income was $35.3 million, as solid revenue growth at CareerBuilder was offset by higher expenses. Adjusted Publishing segment operating income was down 6% for the quarter as a decrease in advertising revenue and the absence of furlough savings realized in the second quarter last year were partially offset by an increase in circulation revenue.
Adjusted operating income for the first six months decreased 1% compared to the same period last year. Broadcasting segment results for the year-to-date period were up 9%, reflecting significant increases in retransmission revenue. Digital segment results were up 12% principally reflecting higher revenues at CareerBuilder. Adjusted Publishing segment operating income was down 11% due to slow economic growth and secular challenges that tempered advertising demand, partially offset by an increase in circulation revenue.

A summary of the impact of special items on the Company’s non-operating expense, net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands of dollars, except per share amounts	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Total non-operating (expense) income (GAAP basis)	$(36,541)	$(29,759)	23%	$(65,735)	$(62,983)	4%
Remove special items:
Transformation costs	9,479	—	***	10,399	—	***
Other non-operating items	—	—	***	2,808	—	***
As adjusted (non-GAAP basis)	$(27,062)	$(29,759)	(9%)	$(52,528)	$(62,983)	(17%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$113,620	$119,889	(5%)	$218,185	$188,112	16%
Remove special items (net of tax):
Workforce restructuring	13,127	5,836	***	16,393	15,525	6%
Transformation costs	8,377	3,097	***	11,882	5,985	99%
Other non-operating items	—	—	***	2,508	—	***
Pension settlement charges	—	3,223	***	—	3,223	***
Special tax benefits	—	—	***	(27,800)	—	***
As adjusted (non-GAAP basis)	$135,124	$132,045	2%	$221,168	$212,845	4%

Diluted earnings per share (GAAP basis)	$0.48	$0.51	(6%)	$0.93	$0.79	18%
Remove special items (net of tax):
Workforce restructuring	0.06	0.02	***	0.07	0.07	—%
Transformation costs	0.04	0.01	***	0.05	0.03	67%
Other non-operating items	—	—	***	0.01	—	***
Pension settlement charges	—	0.01	***	—	0.01	***
Special tax benefits	—	—	***	(0.12)	—	***
As adjusted (non-GAAP basis) (a)	$0.58	$0.56	4%	$0.94	$0.89	6%

(a) Total per share amount for 2012 does not sum due to rounding.
Adjusted net income attributable to Gannett for the second quarter of 2013 increased 2%, compared to 2012 and adjusted diluted earnings per share increased 4% on the same basis. On a year-to-date basis, adjusted net income attributable to Gannett increased 4% compared to 2012 and adjusted diluted earnings per share increased 6% compared to the first six months of 2012. The increases for the quarter and year-to-date periods were due to higher Broadcasting and Digital segment revenues and an increase in circulation revenue that was partially offset by a decrease in advertising revenue. In addition, the adjusted effective tax rates in the second quarter and first six months of 2013 were lower than the same periods last year as the current year rates included larger benefits from releases of reserves on prior year tax positions.

Publishing Segment - Non-GAAP
A summary of the impact of special items on the Company’s Publishing segment is presented below:

In thousands of dollars	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Publishing segment operating expenses (GAAP basis)	$819,039	$816,122	—%	$1,630,135	$1,628,144	—%
Remove special items:
Workforce restructuring	(21,727)	(9,736)	***	(27,093)	(27,681)	(2%)
Transformation costs	(4,498)	(5,097)	(12%)	(9,283)	(9,885)	(6%)
As adjusted (non-GAAP basis)	$792,814	$801,289	(1%)	$1,593,759	$1,590,578	—%

Publishing segment operating income (GAAP basis)	$85,192	$104,211	(18%)	$145,329	$166,251	(13%)
Remove special items:
Workforce restructuring	21,727	9,736	***	27,093	27,681	(2%)
Transformation costs	4,498	5,097	(12%)	9,283	9,885	(6%)
As adjusted (non-GAAP basis)	$111,417	$119,044	(6%)	$181,705	$203,817	(11%)
Adjusted Publishing segment operating expenses decreased by 1% for the second quarter of 2013 and were relatively unchanged for the first six months. Second quarter and year-to-date comparisons reflect continued efficiency efforts and lower newsprint expense partially offset by the absence of furlough saving realized in the second quarter and first six months of 2012 and strategic initiative investment.
Adjusted operating income for the Publishing segment was $111.4 million for the second quarter of 2013 and $181.7 million year-to-date, decreases of 6% and 11%, respectively, compared to the same periods last year. Adjusted operating income comparisons reflect the expense discussion above as well as Publishing segment revenues being down 2% in the second quarter of 2013 and 1% for the year-to-date period. The revenue comparisons were impacted by a substantial increase in circulation revenue that was more than offset by lower advertising revenue. On a constant currency basis, Publishing segment revenues decreased 1% for the second quarter and just under 1% for the year-to-date period. Publishing segment advertising revenues decreased 5% for both the second quarter and first six months of 2013. Advertising continues to be impacted by the lagging economies in the U.S. and particularly in the U.K., as well as secular challenges. Circulation revenue increased 6% for the second quarter and 7% for the first six months of 2013 as a result of the positive impact of the All-Access Content Subscription Model.
Corporate Expense - Non-GAAP
A summary of the impact of special items on the Company’s Corporate segment is presented below:

In thousands of dollars	Second Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Corporate segment operating expenses (GAAP basis)	$15,679	$18,810	(17%)	$32,039	$34,070	(6%)
Remove special items:
Workforce restructuring (insurance settlement benefit)	—	—	***	—	1,656	***
Pension settlement charges	—	(5,423)	***	—	(5,423)	***
As adjusted (non-GAAP basis)	$15,679	$13,387	17%	$32,039	$30,303	6%
Adjusted corporate segment expenses were higher in the second quarter and first six months of 2013 primarily due to increased stock-based compensation expenses and the absence of an asset sale gain recognized in the second quarter of 2012.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on the Company’s effective tax rate follows:

In thousands of dollars	Second Quarter		Year-to-Date
	2013	2012	2013	2012

Income before income taxes as reported	$166,341	$186,759	$288,204	$289,193
Net income attributable to noncontrolling interests	(13,121)	(15,670)	(25,019)	(23,281)
Gannett pretax income (GAAP basis)	153,220	171,089	263,185	265,912
Remove special items:
Workforce restructuring	21,727	9,736	27,093	26,025
Transformation costs	13,977	5,097	19,682	9,885
Other non-operating items	—	—	2,808	—
Pension settlement charges	—	5,423	—	5,423
As adjusted (non-GAAP basis)	$188,924	$191,345	$312,768	$307,245

Provision for income taxes as reported (GAAP basis)	$39,600	$51,200	$45,000	$77,800
Remove special items:
Workforce restructuring	8,600	3,900	10,700	10,500
Transformation costs	5,600	2,000	7,800	3,900
Other non-operating items	—	—	300	—
Pension settlement charges	—	2,200	—	2,200
Special tax benefits	—	—	27,800	—
As adjusted (non-GAAP basis)	$53,800	$59,300	$91,600	$94,400

Effective tax rate (GAAP basis)	25.8%	29.9%	17.1%	29.3%
As adjusted effective tax rate (non-GAAP basis)	28.5%	31.0%	29.3%	30.7%
The adjusted tax rate for both the second quarter of 2013 and year-to-date periods was 28.5% compared to 31.0% for the second quarter of last year. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Proposed Belo Merger - Upon completion of the Merger, the Company’s broadcast portfolio will nearly double from 23 to 43 stations, including stations the Company expects to service through shared services or similar arrangements. The Company expects that the Merger will help to shift its business portfolio to higher growth and higher margin broadcast and digital assets. The Company anticipates that following the close of the Merger, the Broadcasting segment will represent more than half of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) and together, the Broadcasting and Digital segment will represent nearly two-thirds of total EBITDA.

•
Political and Olympic Revenues - The Company’s broadcast group generally experiences its strongest results in a year that includes both the Summer Olympics and a presidential election, as occurred in 2012.  The Company achieved record political and Olympic revenues last year.  Political revenues were $149.7 million in 2012 while the Summer Olympics generated $37.4 million of revenue, of which approximately $4 million was also political.  Political revenue in the third and fourth quarters of 2012 totaled $41.7 million and $91.2 million, respectively. Due to the absence of the Olympics and a significantly lower level of political advertising, Broadcasting segment revenues are expected to be lower this year overall.  The decline, however, will be partially mitigated by a substantial increase in retransmission revenues compared to last year.

•
Company-wide Digital Revenues - During 2012, the Company completed its roll out of the All-Access Content Subscription Model.  By the end of the second quarter of 2012, 38 local publishing markets had implemented the new model.  By the end of the year, 78 local publishing markets had adopted the new model.  As a result of the cycling effect that will accompany this, year-over-year increases in total digital revenues company-wide (up 29% in the first quarter of 2013 and up 20% in the second quarter of 2013) are expected to narrow over the remainder of 2013.

•
Recently Completed Financings - As discussed in more detail beginning on page 2, in late July the Company completed the private placement of $600 million in an aggregate principal amount of 5.125% senior unsecured notes due 2020. These unsecured notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%. In early August, the Company entered into an agreement to replace, amend and restate its existing credit facilities with a credit facility expiring on August 5, 2018. The Company concurrently entered into a $144.8 million 5-year term loan agreement. The term loan has the same interest rate options as the revolving credit agreement and currently has a rate of 2.19%. As a result of the private placement and the term loan issuance, the Company’s interest expense will increase. The Company expects that third quarter 2013 interest expense will be approximately $5 million higher than last year’s third quarter.

•
Strategic Initiatives - Expenses related to new strategic initiatives are expected to be approximately $35 to $40 million in 2013 and are primarily related to digital product deployments. Through the first six months of 2013, expenses related to strategic initiatives totaled $23.0 million.

•
Foreign Currency - The Company’s U.K. publishing operations are conducted through its Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a weakening of the exchange rate will diminish the Newsquest earnings contribution to consolidated results. Newsquest results for 2012 were translated from the British pound sterling to U.S. dollars at an average rate of 1.58. By comparison, Newsquest results for the first half of 2013 were translated into U.S. dollars at an average rate of 1.55 and at the end of the second quarter of 2013 the rate was 1.52.

Liquidity, Capital Resources and Cash Flows
The Company’s cash generating capability and financial condition, together with its revolving credit agreements, are sufficient to fund its capital expenditures, interest, dividends, share repurchases, contributions to its pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, the Company expects to continue to fund debt maturities, acquisitions (including the Company’s proposed acquisition of Belo) and investments through a combination of cash flows from operations, borrowing under its revolving credit agreements and/or funds raised in the capital or credit markets.
In February 2012, the Company announced a new capital allocation plan, which aims to return $1.3 billion to shareholders by 2015. This plan included raising Gannett’s dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. This program was scheduled to be executed over the two year period following the announcement. On June 13, 2013, the Company announced that the existing share buyback program was replaced with a new $300 million authorization that is expected to be used over the next two years. The Company also announced that its existing dividend program will continue.
On June 30, 2013, the Company had unused borrowing capacity of $980.3 million under its revolving credit agreements. At the end of the second quarter of 2013, the Company’s total long-term debt was $1.36 billion and its senior leverage ratio was 1.35x, substantially below the maximum senior leverage ratio covenant permitted by the Company’s revolving credit agreement of 3.5x. The fair value of the Company’s long-term debt, based on the bid and ask quotes for the related debt, totaled $1.50 billion at June 30, 2013.
The Company’s financial and operating performance as well as its ability to generate sufficient cash flow to maintain compliance with credit facility covenants are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”

Cash Flows
The Company’s net cash flow from operating activities was $223.9 million for the first six months of 2013, compared to $316.6 million for the first six months of 2012. The decrease in net cash flow from operating activities resulted principally from a $66.4 million increase in net tax cash payments due in part to the timing of deductions year over year, which is partially offset by a reduction of $12.2 million in pension contributions during the first six months of 2013.
Cash flows used for investing activities totaled $33.5 million for the first six months of 2013, compared to $33.6 million for the first six months of 2012. Increased purchases of property, plant and equipment and higher acquisition and investment payments in 2013 were offset by higher proceeds from investments as compared to last year.
Cash flows used for financing activities totaled $202.9 million for the first six months of 2013, compared to $247.8 million for the first six months of 2012. The decrease was mainly due to the lower debt repayments and common stock repurchases which were partially offset by higher dividends paid in the first six months of 2013.
Non-GAAP Liquidity Measure
The Company’s free cash flow, a non-GAAP liquidity measure, was $172.8 million for the quarter ended June 30, 2013 and $211.4 million year-to-date. Free cash flow, which the Company reconciles to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s capital program, repay indebtedness or to use in other discretionary activities. Management uses free cash flow as a non-GAAP liquidity metric to indicate cash available for repayment of indebtedness and in its discussions with the investment community in the context of capital allocation.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars	Second Quarter		Year-to-Date
	2013	2012	2013	2012

Net cash flow from operating activities	$187,658	$154,495	$223,941	$316,582
Purchase of property, plant and equipment	(32,801)	(20,187)	(48,898)	(38,352)
Voluntary pension employer contributions	—	—	15,507	—
Tax benefit for voluntary pension employer contributions	—	—	(6,125)	—
Payments for investments	(1,378)	—	(2,379)	(500)
Proceeds from investments	19,305	6,067	29,365	10,393
Free cash flow	$172,784	$140,375	$211,411	$288,123
The Company’s net cash flow from operating activities for the second quarter of 2013 was $187.7 million compared to $154.5 million for the same period in 2012. The increase in net cash flow from operating activities for the second quarter of 2013 resulted principally from pension contributions of $9.1 million, compared to pension contributions of $41.5 million for the same period in 2012, or a decrease of $32.4 million.
Net cash flow from operating activities for the first six months of 2013 reflects net tax cash payments of $73.7 million, compared to net tax payments of $7.3 million for the same period in 2012, or an increase of $66.4 million. This increase is partially offset by a $12.2 million decrease in pension contributions, which totaled $86.3 million in the first six months of 2013 compared to $98.5 million in the same period in 2012. For the remainder of 2013, the Company has no further mandatory funding obligations to the Gannett Retirement Plan, the Company’s principal retirement plan, and $10.2 million remaining for its U.K. retirement plan.

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
Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s Digital segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses and the Company’s ability to successfully integrate such businesses or dispositions of existing businesses which could require a disproportionate level of attention from the Company’s senior management; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches; (q) general economic, political and business conditions; and (r) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The Company continues to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 30, 2013	Dec. 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$161,497	$175,030
Trade receivables, less allowance for doubtful receivables of $19,728 and $22,006, respectively	623,244	678,845
Other receivables	21,038	20,162
Inventories	52,542	56,389
Deferred income taxes	16,538	15,840
Prepaid expenses and other current assets	80,964	108,946
Assets held for sale	38,030	17,508
Total current assets	993,853	1,072,720
Property, plant and equipment
Cost	3,842,612	3,972,949
Less accumulated depreciation	(2,396,656)	(2,454,271)
Net property, plant and equipment	1,445,956	1,518,678
Intangible and other assets
Goodwill	2,860,429	2,846,869
Indefinite-lived and amortizable intangible assets, less accumulated amortization	488,181	499,913
Deferred income taxes	129,635	158,275
Investments and other assets	287,152	283,431
Total intangible and other assets	3,765,397	3,788,488
Total assets	$6,205,206	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Jun. 30, 2013	Dec. 30, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$169,873	$211,833
Compensation, interest and other accruals	374,973	402,340
Dividends payable	45,893	45,963
Income taxes	53,135	44,985
Deferred income	236,469	229,395
Total current liabilities	880,343	934,516
Income taxes	39,322	83,260
Long-term debt	1,357,501	1,432,100
Postretirement medical and life insurance liabilities	141,611	149,937
Pension liabilities	886,775	1,007,325
Other long-term liabilities	211,776	222,182
Total liabilities	3,517,328	3,829,320

Redeemable noncontrolling interests	11,510	10,654

Commitments and contingent liabilities (See Note 14)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	567,335	567,515
Retained earnings	7,641,558	7,514,858
Accumulated other comprehensive loss	(699,771)	(701,141)
	7,833,541	7,705,651
Less treasury stock, 95,278,843 shares and 94,376,534 shares, respectively, at cost	(5,368,637)	(5,355,037)
Total Gannett Co., Inc. shareholders’ equity	2,464,904	2,350,614
Noncontrolling interests	211,464	189,298
Total equity	2,676,368	2,539,912
Total liabilities and equity	$6,205,206	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Net Operating Revenues:
Publishing advertising	$562,476	$594,262	$1,088,975	$1,145,700
Publishing circulation	279,655	263,938	565,627	527,274
Broadcasting	211,962	205,381	403,542	381,554
Digital	186,506	181,326	361,428	349,678
All other	62,100	62,133	120,862	121,421
Total	1,302,699	1,307,040	2,540,434	2,525,627

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	726,869	720,889	1,446,593	1,443,129
Selling, general and administrative expenses, exclusive of depreciation	320,615	316,301	634,730	624,620
Depreciation	38,467	40,157	77,393	79,860
Amortization of intangible assets	9,368	8,078	18,496	15,957
Facility consolidation charges	4,498	5,097	9,283	9,885
Total	1,099,817	1,090,522	2,186,495	2,173,451
Operating income	202,882	216,518	353,939	352,176

Non-operating (expense) income:
Equity income in unconsolidated investees, net	9,424	8,663	17,218	12,975
Interest expense	(36,174)	(36,142)	(71,579)	(75,713)
Other non-operating items	(9,791)	(2,280)	(11,374)	(245)
Total	(36,541)	(29,759)	(65,735)	(62,983)

Income before income taxes	166,341	186,759	288,204	289,193
Provision for income taxes	39,600	51,200	45,000	77,800
Net income	126,741	135,559	243,204	211,393
Net income attributable to noncontrolling interests	(13,121)	(15,670)	(25,019)	(23,281)
Net income attributable to Gannett Co., Inc.	$113,620	$119,889	$218,185	$188,112

Net income per share – basic	$0.50	$0.51	$0.95	$0.80
Net income per share – diluted	$0.48	$0.51	$0.93	$0.79
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Net income	$126,741	$135,559	$243,204	$211,393
Redeemable noncontrolling interests (income not available to shareholders)	28	—	(246)	—
Other comprehensive income, before tax:
Foreign currency translation adjustments	(287)	(12,297)	(32,873)	(1,290)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(384)	(2,878)	(806)	(5,750)
Amortization of actuarial loss	16,275	13,241	32,135	27,396
Other	(155)	2,134	18,931	(1,721)
Pension and other postretirement benefit items	15,736	12,497	50,260	19,925
Other	(77)	(2,767)	(1,863)	(980)
Other comprehensive income (loss), before tax	15,372	(2,567)	15,524	17,655
Income tax effect related to components of other comprehensive income	(5,886)	(4,131)	(16,017)	(7,346)
Other comprehensive income (loss), net of tax	9,486	(6,698)	(493)	10,309
Comprehensive income	136,255	128,861	242,465	221,702
Comprehensive income attributable to noncontrolling interests, net of tax	(13,072)	(12,921)	(22,910)	(22,319)
Comprehensive income attributable to Gannett Co., Inc.	$123,183	$115,940	$219,555	$199,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012

Cash flows from operating activities:
Net income	$243,204	$211,393
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	95,889	95,817
Facility consolidation charges	10,202	9,885
Pension contributions, net of pension expense	(75,751)	(76,266)
Equity income in unconsolidated investees, net	(17,218)	(12,975)
Stock-based compensation – equity awards	15,877	12,598
Change in other assets and liabilities, net	(48,262)	76,130
Net cash flow from operating activities	223,941	316,582
Cash flows from investing activities:
Purchase of property, plant and equipment	(48,898)	(38,352)
Payments for acquisitions, net of cash acquired	(18,134)	(9,180)
Payments for investments	(2,379)	(500)
Proceeds from investments	29,365	10,393
Proceeds from sale of assets	6,586	4,040
Net cash used for investing activities	(33,460)	(33,599)
Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit agreements, net	(79,000)	205,000
Payments of unsecured fixed rate notes	—	(306,571)
Dividends paid	(91,695)	(66,241)
Cost of common shares repurchased	(41,385)	(81,010)
Proceeds from issuance of common stock upon exercise of stock options	13,132	2,033
Distribution to noncontrolling interests	(218)	—
Deferred payments for acquisitions	(3,693)	(1,027)
Net cash used for financing activities	(202,859)	(247,816)
Effect of currency exchange rate change on cash	(1,155)	(4)
Increase (decrease) in cash and cash equivalents	(13,533)	35,163
Balance of cash and cash equivalents at beginning of period	175,030	166,926
Balance of cash and cash equivalents at end of period	$161,497	$202,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
NOTE 2 – Recent accounting standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts, a cross-reference to other disclosures is required to provide additional detail about those amounts. The Company adopted the provision of ASU 2013-02 in the first quarter of 2013 and the new disclosures are included in Note 9 - Supplemental Equity Information.
NOTE 3 – Facility consolidation charges
The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened period. In addition, certain assets classified as held-for-sale in accordance with Accounting Standards Codification (ASC) Topic 360 resulted in charges being recognized in 2013 as the carrying values were reduced to equal the fair value less cost to dispose. The fair values were based on estimates of prices for similar assets. As a result, the Company recorded pre-tax charges of $4.5 million and $9.3 million in the second quarter and year-to-date 2013, respectively. For the second quarter and year-to-date periods of 2012, the pre-tax charges were $5.1 million and $9.9 million, respectively. Current and deferred tax benefits were recognized for these charges and, therefore, the after-tax impact for the second quarter and year-to-date was $2.7 million (or $0.01 per share) and $5.6 million (or $0.02 per share) for 2013, respectively. For the second quarter and year-to-date periods of 2012, the after tax impact was $3.1 million (or $0.01 per share) and $6.0 million (or $0.03 per share), respectively. In addition, the year-to-date period of 2013 also included the write off of certain publishing assets that were donated in the first quarter of 2013. The charge was $0.9 million pre-tax and $0.6 million after tax (or less than $0.01 per share).
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 30, 2013 and December 30, 2012:

In thousands of dollars	Jun. 30, 2013		Dec. 30, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,860,429	$—	$2,846,869	$—
Indefinite-lived intangibles:
Mastheads and trade names	94,737	—	95,308	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	318,395	210,500	313,567	197,300
Other	57,693	27,448	56,965	23,931
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include internally developed technology, patents and amortizable trade names.

The following table summarizes the changes in the Company’s net goodwill balance through June 30, 2013.

In thousands of dollars	Publishing	Broadcasting	Digital	Total

Balance at Dec. 30, 2012:
Goodwill	$7,754,959	$1,618,602	$722,781	$10,096,342
Accumulated impairment losses	(7,132,817)	—	(116,656)	(7,249,473)
Net balance at Dec. 30, 2012	622,142	1,618,602	606,125	2,846,869
Activity during the period:
Acquisitions and adjustments	1,052	—	27,512	28,564
Foreign currency exchange rate changes	(11,434)	(181)	(3,389)	(15,004)
Total	(10,382)	(181)	24,123	13,560
Balance at Jun. 30, 2013:
Goodwill	7,608,986	1,618,421	746,904	9,974,311
Accumulated impairment losses	(6,997,226)	—	(116,656)	(7,113,882)
Net balance at Jun. 30, 2013	$611,760	$1,618,421	$630,248	$2,860,429
NOTE 5 – Long-term debt
The long-term debt of the Company is summarized below:

In thousands of dollars	Jun. 30, 2013	Dec. 30, 2012

Borrowings under revolving credit agreements expiring September 2014	$126,000	$205,000
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,782	248,376
Unsecured notes bearing fixed rate interest at 10% due June 2015	62,216	61,286
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,756	248,497
Unsecured notes bearing fixed rate interest at 10% due April 2016	176,641	174,241
Unsecured notes bearing fixed rate interest at 9.375% due November 2017 (a)	247,749	247,547
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,357	247,153
Total long-term debt	$1,357,501	$1,432,100

(a) Callable commencing on November 15, 2013 at 104.688% of the principal amount.
For the first six months of 2013, the Company’s long-term debt decreased by $74.6 million reflecting $79.0 million in repayments under the revolving credit agreements partially offset by debt discount amortization. On June 30, 2013, the Company had unused borrowing capacity of $980.3 million under its revolving credit agreements.
On July 29, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes).  The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2020 Notes may not be redeemed by the Company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facilities and its notes maturing in 2014 and thereafter.  The Company used the net proceeds to repay the outstanding amount of indebtedness incurred under its revolving credit facilities.  Remaining proceeds will be used to repay its outstanding unsecured notes and/or for general corporate purposes.
On August 5, 2013, the Company entered into an agreement to replace, amend and restate its existing credit facilities with a credit facility expiring on August 5, 2018 (the “Amended and Restated Credit Agreement”).  Total commitments under the new revolving credit agreement are $1.1 billion. Subject to total leverage ratio limits, the new revolving credit agreement eliminates the Company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Company’s new revolving credit agreement is 3.5x for the next 18 months, reducing to 3.25x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.0x thereafter, provided that if the Company completes its proposed acquisition of Belo, then each maximum total leverage ratio for the applicable period is increased by 0.5x. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the Company’s leverage ratio, and are paid on the average undrawn balance under the revolving credit agreement for each quarter. Under the agreement, the Company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the Company’s leverage ratio but will differ between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. At its current leverage ratios, the Company’s applicable margins will be 2.00% and 1.00%, respectively. The Company also borrowed $144.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for revolving credit loans in the Amended and Restated Credit Agreement. Both the revolving credit loans and the term loan are guaranteed by the Company’s wholly-owned material domestic subsidiaries.
NOTE 6 – Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s retirement plan costs, which include costs for qualified and nonqualified plans, are presented in the following table:

In thousands of dollars	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Service cost-benefits earned during the period	$1,756	$1,747	$3,881	$3,779
Interest cost on benefit obligation	35,071	38,077	70,254	77,731
Expected return on plan assets	(49,299)	(47,145)	(98,842)	(94,794)
Amortization of prior service cost	1,898	1,917	3,776	3,845
Amortization of actuarial loss	16,190	12,919	31,550	26,424
Expense for Company-sponsored retirement plans	5,616	7,515	10,619	16,985
Settlement charges	—	5,423	—	5,423
Total retirement plan cost	$5,616	$12,938	$10,619	$22,408
For the twenty-six weeks ended June 30, 2013, the Company made contributions to the Gannett Retirement Plan (GRP) and its U.K. retirement plan totaling $50.0 million and $26.6 million, respectively. For the remainder of 2013, the Company has no further mandatory funding obligations to the GRP and approximately $10.2 million remaining for its U.K. retirement plan.
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

In thousands of dollars	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Service cost-benefits earned during the period	$89	$98	$264	$273
Interest cost on net benefit obligation	1,303	1,822	2,828	3,872
Amortization of prior service credit	(2,282)	(4,795)	(4,582)	(9,595)
Amortization of actuarial loss	85	322	585	972
Net periodic postretirement benefit credit	$(805)	$(2,553)	$(905)	$(4,478)

NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $32.8 million as of June 30, 2013 and $63.2 million as of December 30, 2012. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars	Unrecognized Tax Benefits

Balance at Dec. 30, 2012	$86,180
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	3,781
Additions for tax positions of prior years	2,761
Reductions for tax positions of prior years	(25,348)
Settlements	(277)
Reductions due to lapse of statutes of limitations	(21,178)
Balance at Jun. 30, 2013	$45,919
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released are also recognized as a component of income tax expense. The Company recognized a net benefit from the reversal of interest and penalty expense of $4.6 million and $2.0 million during the second quarter of 2013 and 2012, respectively. The Company recognized a net benefit from the reversal of interest and penalty expense of $17.4 million and $4.1 million during the first six months of 2013 and 2012, respectively. The net interest and penalty benefits recognized in the second quarter and first six months of 2013 are primarily from the release of uncertain tax positions and the lapse of statues of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of June 30, 2013, was approximately $11.9 million and as of December 30, 2012, was approximately $29.1 million.
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
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $9.7 million within the next 12 months.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the twenty-six week periods ended June 30, 2013 and June 24, 2012:

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	218,185	25,019	243,204
Redeemable noncontrolling interests (income not available to shareholders)	—	(246)	(246)
Other comprehensive income	1,370	(1,863)	(493)
Total comprehensive income	219,555	22,910	242,465
Dividends declared	(91,485)	—	(91,485)
Stock-based compensation	15,877	—	15,877
Treasury shares acquired	(41,385)	—	(41,385)
Other activity	11,728	(744)	10,984
Balance at Jun. 30, 2013	$2,464,904	$211,464	$2,676,368

Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	188,112	23,281	211,393
Other comprehensive income	11,271	(962)	10,309
Total comprehensive income	199,383	22,319	221,702
Dividends declared	(93,852)	—	(93,852)
Stock-based compensation	12,598	—	12,598
Treasury shares acquired	(81,010)	—	(81,010)
Other activity	1,154	—	1,154
Balance at Jun. 24, 2012	$2,366,164	$206,453	$2,572,617
In August 2012, CareerBuilder acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. Shareholders for the remaining 26% of ownership hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of EMSI noncontrolling interest is outside of the Company’s control, the balance is presented on the condensed consolidated balance sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, accumulated other comprehensive loss (net of tax and noncontrolling interests):

In thousands of dollars	Retirement Plans	Foreign Currency Translation	Total

Balance at Mar. 31, 2013	$(1,094,870)	$385,536	$(709,334)
Other comprehensive income before reclassifications	(120)	(287)	(407)
Amounts reclassified from accumulated other comprehensive income	9,970	—	9,970
Other comprehensive income	9,850	(287)	9,563
Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)

Balance at Mar. 25, 2012	$(991,640)	$411,021	$(580,619)
Other comprehensive income before reclassifications	1,142	(12,297)	(11,155)
Amounts reclassified from accumulated other comprehensive income	7,206	—	7,206
Other comprehensive income	8,348	(12,297)	(3,949)
Balance at Jun. 24, 2012	$(983,292)	$398,724	$(584,568)

Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income before reclassifications	14,577	(32,873)	(18,296)
Amounts reclassified from accumulated other comprehensive income	19,666	—	19,666
Other comprehensive income	34,243	(32,873)	1,370
Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)

Balance at Dec. 25, 2011	$(995,853)	$400,014	$(595,839)
Other comprehensive income before reclassifications	(1,731)	(1,290)	(3,021)
Amounts reclassified from accumulated other comprehensive income	14,292	—	14,292
Other comprehensive income	12,561	(1,290)	11,271
Balance at Jun. 24, 2012	$(983,292)	$398,724	$(584,568)
Accumulated other comprehensive income components are included the computation of net periodic postretirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands of dollars	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Amortization of prior service credit	$(384)	$(2,878)	$(806)	$(5,750)
Amortization of actuarial loss	16,275	13,241	32,135	27,396
Total reclassifications, before tax	15,891	10,363	31,329	21,646
Income tax effect	(5,921)	(3,157)	(11,663)	(7,354)
Total reclassifications, net of tax	$9,970	$7,206	$19,666	$14,292

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
The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2013 and December 30, 2012:

In thousands of dollars	Fair Value Measurements as of Jun. 30, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$26,225	$—	$—	$26,225
Sundry investments	30,873	—	—	30,873
Total assets	$57,098	$—	$—	$57,098

Contingent consideration payable	$—	$—	$35,893	$35,893
Total liabilities	$—	$—	$35,893	$35,893

In thousands of dollars	Fair Value Measurements as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$23,043	$—	$—	$23,043
Sundry investments	29,090	—	—	29,090
Total assets	$52,133	$—	$—	$52,133

Contingent consideration payable	$—	$—	$26,170	$26,170
Total liabilities	$—	$—	$26,170	$26,170
Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 32% depending on the risk associated with the cash flows. For the twenty-six weeks ended June 30, 2013, the contingent consideration was increased by $14.1 million primarily as a result of new acquisitions. The increase was partially offset by payments of $4.3 million and adjustments to fair value.
The fair value of the Company’s total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $1.50 billion and $1.62 billion at June 30, 2013 and December 30, 2012, respectively.

NOTE 11 – Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are Publishing, Broadcasting and Digital. The Publishing segment principally includes the Company’s local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Broadcasting segment includes the Company’s 23 television stations and Captivate. The Digital segment includes CareerBuilder, ShopLocal, Reviewed.com and PointRoll.

In thousands of dollars	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Net Operating Revenues:
Publishing	$904,231	$920,333	$1,775,464	$1,794,395
Broadcasting	211,962	205,381	403,542	381,554
Digital	186,506	181,326	361,428	349,678
Total	$1,302,699	$1,307,040	$2,540,434	$2,525,627

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$85,192	$104,211	$145,329	$166,251
Broadcasting	98,092	94,586	181,768	167,201
Digital	35,277	36,531	58,881	52,794
Corporate	(15,679)	(18,810)	(32,039)	(34,070)
Total	$202,882	$216,518	$353,939	$352,176

Depreciation, amortization and facility consolidation charges:
Publishing	$31,415	$33,736	$63,651	$66,950
Broadcasting	6,974	7,124	13,909	14,234
Digital	9,383	8,330	18,490	16,235
Corporate	4,561	4,142	9,122	8,283
Total	$52,333	$53,332	$105,172	$105,702

NOTE 12 – Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

In thousands except per share amounts	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Net income attributable to Gannett Co., Inc.	$113,620	$119,889	$218,185	$188,112

Weighted average number of common shares outstanding - basic	228,837	233,334	229,116	234,807
Effect of dilutive securities:
Stock options	1,094	679	1,056	909
Restricted stock	2,971	2,490	2,897	2,561
Performance share units	1,734	633	1,797	497
Weighted average number of common shares outstanding - diluted	234,636	237,136	234,866	238,774

Net income per share - basic	$0.50	$0.51	$0.95	$0.80
Net income per share - diluted	$0.48	$0.51	$0.93	$0.79
The diluted earnings per share amounts exclude the effects of approximately 6.2 million and 15.9 million stock options outstanding for 2013 and 2012 quarter-to-date and year-to-date, respectively, as their inclusion would be anti-dilutive.
NOTE 13 – Supplemental cash flows information
Cash paid in 2013 and 2012 for income taxes and interest (net of amounts capitalized) was as follows:

In thousands of dollars	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 30, 2013	Jun. 24, 2012	Jun. 30, 2013	Jun. 24, 2012

Income taxes, net of refunds	$34,503	$11,404	$73,683	$7,316
Interest	$40,272	$52,392	$63,055	$75,263
NOTE 14 – Commitments, contingencies and other matters
On June 12, 2013, Gannett entered into a merger agreement for the acquisition of Belo Corp. (Belo) for aggregate cash consideration of approximately $1.5 billion, plus the assumption of $715 million of existing Belo debt (the Merger). Belo is the owner of 20 television stations (nine in the top 25 U.S. markets) that reach more than 14% of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates and their associated websites. Belo also has three local and two regional news channels. Upon completion of the merger, Gannett will operate the fourth-largest English-language television station group in the United States, reaching nearly one-third of all U.S. households.
The Merger will nearly double Gannett’s broadcast portfolio from 23 to 43 stations, including stations Gannett expects to service through shared services or similar arrangements. Upon completion of the Merger, Gannett will achieve greater geographic diversity, operating or servicing 21 stations in the top 25 U.S. markets. Gannett’s broadcast group will become the #1 CBS affiliate group, the #4 ABC affiliate group and will expand its already #1 NBC affiliate group position. In connection with the Merger, Gannett and Belo have arranged that, simultaneously with the consummation of the Merger, there will be a restructuring of certain of Belo’s media holdings pursuant to which their stations located in the Louisville, Kentucky; Phoenix, Arizona; Portland, Oregon; St. Louis, Missouri; and Tucson, Arizona television markets (the Assigned Stations) will be conveyed to third parties (the Restructuring and, together with the Merger, the Transaction). Gannett will enter into shared services and similar support arrangements with the third party owners of these stations.
Closing of the Transaction is expected to occur by the end of 2013 and is subject to regulatory approvals and customary closing conditions. The closing of the Merger is subject to a condition that the merger agreement be approved by the holders of Belo common shares representing at least two-thirds of the voting power of all outstanding common shares entitled to vote in accordance with the Delaware General Corporation Law. Belo’s directors and executive officers, who collectively own approximately 42% of the voting power of Belo’s outstanding shares, have entered into voting and support agreements to vote their shares in favor of the Merger. Closing of the Merger also is subject to the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the grant by the Federal Communications Commission (FCC) of its consent to the consummation of the Transaction, and other customary closing conditions. The Merger will be funded through a combination of available cash as well as debt financing to be undertaken by the Company. The merger agreement does not contain a financing condition.
The Company incurred expenses in the second quarter of 2013 related to the Merger which are included in the “Other non-operating items” line in the Condensed Consolidated Statements of Income.
Since the announcement of the Company’s acquisition of Belo Corp. on June 13, 2013, Belo, Belo’s directors and the Company have been named as defendants in four substantively similar putative class action lawsuits brought by and on behalf of shareholders of Belo. The actions are: Jacob Hulsebus v. Belo Corp., et al., Cause No. DC-13-06601 (District Court of Dallas County, Texas), which was commenced on June 14, 2013; IBEW Local 363 Pension Trust Fund, et al. v. Belo Corp., et al., Civil Action 8649-VCL (Delaware Chancery Court), which was commenced on June 17, 2013 (the IBEW Case); Oakland County Employees’ Retirement System v. Belo Corp., et al., Civil Action No. 8677-VCL (Delaware Chancery Court), which was commenced on June 24, 2013 (the Oakland Case); and Norfolk County Retirement System and Plymouth County Retirement System. v. Judith L. Craven, et al., C.A. No. 8732-VCL (Delaware Chancery Court), which was commenced on July 16, 2013 (the Norfolk County Case). The IBEW Case, the Oakland Case and the Norfolk County Case have been consolidated into In re Belo Corp. Stockholders Litigation, C.A. No. 8649-VCL (Delaware Chancery Court). The actions allege, among other things, that Belo’s directors breached their fiduciary duties in connection with the Merger. In addition, the plaintiffs allege that the preliminary proxy statement filed by Belo in connection with the stockholders’ meeting to approve the Merger fails to provide all material information and/or provides misleading information to Belo’s stockholders. The actions allege that the Company aided and abetted the alleged breaches of fiduciary duty. The actions seek, among other things, to enjoin the Merger. The Company believes these lawsuits are meritless and intends to vigorously defend all pending actions relating to the Merger.
The Company and a number of its subsidiaries also are defendants in other judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2013 would have increased or decreased approximately 1%.
At the end of the second quarter of 2013, the Company had $126.0 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of less than $1 million.
The fair value of the Company’s total long-term debt, based on bid and ask quotes for the related debt, totaled $1.50 billion at June 30, 2013 and $1.62 billion at December 30, 2012.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2013, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the period ended December 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

4/1/13 – 5/5/13	411,000	$20.96	411,000	$108,731,066
5/6/13 – 6/2/13	—	$—	—	$108,731,066
6/3/13 – 6/30/13	—	$—	—	$300,000,000
Total 2nd Quarter 2013	411,000	$20.96	411,000	$300,000,000
Shares in the period 4/1/13 - 6/2/13 were repurchased under the former $300 million authorization announced on February 21, 2012. On June 11, 2013, the Company’s Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). While the Board of Directors reviews at least annually, there is no current expiration date for the new $300 million authorization. However, it is targeted to be completed over the two years following the announcement.
Item 3. Defaults Upon Senior Securities
This item is not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
On August 5, 2013, the Company entered into an agreement (the “Amendment and Restatement Agreement”) to replace, amend and restate its existing credit facilities with a credit facility expiring on August 5, 2018 (the “Amended and Restated Credit Agreement”). The Amendment and Restatement Agreement replaces, amends and restates each of the Competitive Advance and Revolving Credit Agreement, dated December 13, 2004 and effective as of January 5, 2005, as amended, among the Company, the several lender parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Barclays Bank PLC, as documentation agent (the “2005 Credit Agreement”), the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended, among the Company, the several lender parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent (the “2004 Credit Agreement”), and the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended , among the Company, the several lender parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Barclays Bank PLC, as documentation agent (the “2002 Credit Agreement”, together with the 2005 Credit Agreement and the 2004 Credit Agreement, the “Prior Credit Agreements”).
Among other things, the Amendment and Restatement Agreement amends the Prior Credit Agreements to:

•	Extend the revolving credit commitments and letter of credit commitments thereunder until August 5, 2018;

•	Decrease the total revolving credit commitments from $1.14 billion to $1.1 billion;

•
Provide a new term loan to the Company of $144.8 million, amortizing in quarterly installments equal to approximately 5% of the original principal amount of the term loan, with the maturity of the term loan to occur on August 5, 2018;

•
Eliminate the requirement of the Company to make mandatory prepayments using the proceeds of certain new indebtedness guaranteed by the Company’s material domestic subsidiaries, and remove certain covenants which provided that any such prepayments would reduce the total revolving credit commitments under the Prior Credit Agreements;

•	Eliminate the Company’s restriction on incurring additional indebtedness;

•
Reduce the Company’s permitted total leverage to 3.5x for the next 18 months, reducing to 3.25x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.0x thereafter, provided that if the Company completes its proposed acquisition of Belo Corp, then each maximum total leverage ratio for the applicable period is increased by 0.5x;

•	Provide for calculating indebtedness for purposes of the total leverage ratio net of cash and cash equivalents in an amount not to exceed $250 million;

•	Eliminate the requirement to comply with a senior leverage ratio under the Prior Credit Agreements;

•
Provide that the provisions of the merger agreement for the acquisition of Belo Corp. by the Company may not be amended or waived in a manner that could be reasonably expected to be materially adverse to the lenders under the credit facility; and

•
Permit dispositions of property or sales or issuances of capital stock of any subsidiary to any person so long as, after giving pro forma effect to the transaction, the Company’s broadcasting segment comprises at least 30% of the Company’s consolidated EBITDA.

The commitment fee rates for the Amendment and Restatement Agreement range from .375% to .500% of the undrawn commitments, depending upon the Company’s total leverage ratio, and are paid on the average undrawn balance under the Amended and Restated Credit Agreement for each quarter.
Under the Amended and Restated Credit Agreement, the Company may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on the Company’s total leverage ratio but will differ between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. At its current total leverage ratio, the Company’s applicable margins are 2.00% and 1.00%, respectively.  The Company also borrowed $144.8 million under a new five-year term loan.  The interest rate on the term loan is equal to the rate for revolving credit loans in the Amended and Restated Credit Agreement.  Both the revolving credit loans and the term loan are guaranteed by the Company’s wholly-owned material domestic subsidiaries.
The obligations under the Amended and Restated Credit Agreement continue to be guaranteed by all of the Company’s subsidiaries that guarantee the obligations under the Prior Credit Agreements and certain of the Company’s notes.  Furthermore, upon consummation of the acquisition by the Company of Belo Corp., Belo Corp. and its wholly-owned subsidiaries that would qualify as material domestic subsidiaries will become guarantors under the Amended and Restated Credit Agreement.  Except as described herein, the Amended and Restated Credit Agreement otherwise contains covenants and default provisions customary for facilities of this nature and substantially similar to those contained in the Prior Credit Agreements.
The Company’s borrowings under the Amended and Restated Credit Agreement are available for general corporate purposes.
Several of the lenders and agents and their respective affiliates have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for the Company and its subsidiaries for which they have received, and will receive, customary fees and expenses.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013	GANNETT CO., INC.

/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Agreement and Plan of Merger, dated as of June 12, 2013, by and among Gannett Co., Inc., Belo Corp. and Delta Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to Gannett Co., Inc.’s Form 8-K filed on June 18, 2013.

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Form of Voting and Support Agreement and Irrevocable Proxy, dated as of June 12, 2013, by and among Belo Corp., Gannett Co., Inc. and the persons signatory thereto.	Incorporated by reference to Exhibit 10.1 to Gannett Co., Inc.’s Form 8-K filed on June 18, 2013.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 30, 2012, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended June 30, 2013 and June 24, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended June 30, 2013 and June 24, 2012, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 30, 2013 and June 24, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.