Form 10-Q
period 2013-09-29
GANNETT CO INC /DE/
filed 2013-11-06
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of September 29, 2013 was 227,893,735.

PART I. FINANCIAL INFORMATION
Items 1 and 2. Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
Overview
Gannett Co., Inc. (the Company or Gannett) is a leading international media and marketing solutions company, informing and engaging more than 100 million people on multiple platforms every month through its network of publishing, broadcasting, and digital properties. Its publishing operations include 82 daily newspapers and about 480 magazines and other non-dailies in the U.S., as well as 17 daily paid-for titles, and more than 200 weekly print products, magazines and trade publications in the U.K. Its broadcasting operations consist of 23 television stations in 19 U.S. markets (including 12 television stations in the top 25 markets), reaching 18% of U.S. television households. The Company’s Digital Segment consists of stand-alone digital subsidiaries, including CareerBuilder, the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the single largest job site within North America, based on listings, traffic and ad revenue. In addition, the Company provides digital applications to consumers and commercial customers across all of its segments, ranging from online news and entertainment to digital marketing solutions.
Recent Developments
On June 12, 2013, Gannett entered into a merger agreement for the acquisition of Belo Corp. (Belo) for cash consideration of approximately $1.5 billion, in addition to the assumption of $715 million of existing Belo debt (the Merger). Belo is the owner of 20 television stations (nine in the top 25 U.S. markets) that reach more than 14% of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates and their associated websites. Belo also has three local and two regional news channels. Upon completion of the merger, Gannett will operate the fourth-largest English-language television station group in the United States, reaching nearly one-third of all U.S. households.
The Merger will nearly double Gannett’s broadcast portfolio from 23 to 43 stations, including stations Gannett expects to service through shared services or similar arrangements. Upon completion of the Merger, Gannett will achieve greater geographic diversity, operating or servicing 21 stations in the top 25 U.S. markets. Gannett’s broadcast group will become the #1 CBS affiliate group, the #4 ABC affiliate group and will expand its already #1 NBC affiliate group position. In connection with the Merger, Gannett and Belo have planned, simultaneously with the consummation of the Merger, for a restructuring of certain of Belo’s media holdings in which their stations located in the Louisville, Kentucky; Phoenix, Arizona; Portland, Oregon; St. Louis, Missouri; and Tucson, Arizona television markets (the Assigned Stations) will be conveyed to third parties (the Restructuring and, together with the Merger, the Transaction). Gannett will enter into shared services and similar support arrangements with the third party owners of these stations.
On August 22, 2013, the Company and Belo each received a request for additional information and documents (Second Requests) from the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), in connection with the Merger. The Company and Belo are responding promptly to the Second Requests and continue working cooperatively with the DOJ as it conducts its review of the Merger.
On September 25, 2013, the Belo shareholders approved the Merger agreement by more than 72% of the voting power of all outstanding shares entitled to vote. Closing of the Transaction will occur once all closing conditions have been satisfied, including the expiration or termination of any waiting period under the HSR Act and the grant by the Federal Communications Commission of its consent to the consummation of the Transaction (each of which has been impacted by the shutdown of the federal government in October 2013), the receipt of specified third party consents, and other customary closing conditions.
On July 29, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes). The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%. Subject to certain exceptions, the 2020 Notes may not be redeemed by the Company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933. The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter. The Company used the net proceeds to repay the outstanding indebtedness under its revolving credit facilities. Remaining proceeds will be used to repay the Company’s outstanding unsecured notes, and/or for general corporate purposes.
On October 3, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2019 (the 2019 Notes) and $650 million in aggregate principal amount of its 6.375% senior unsecured notes due 2023 (the 2023 Notes, and collectively with the 2019 Notes, the Merger Financing Notes).  The 2019

Notes were priced at 98.724% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2019 Notes may not be redeemed by the Company prior to October 15, 2016. The 2023 Notes were priced at 99.086% of face value, resulting in a yield to maturity of 6.500%.  Subject to certain exceptions, the 2023 Notes may not be redeemed by the Company prior to October 15, 2018. The Merger Financing Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The Merger Financing Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter.  The net proceeds from the offering of the Merger Financing Notes were deposited into an escrow account and are held by a bank escrow agent, where such proceeds will remain until the satisfaction of certain conditions, including the consummation of the proposed acquisition of Belo. Upon the closing of the Merger, the net proceeds from the sale of the Merger Financing Notes plus available cash will be used to finance the acquisition. Any remaining proceeds may be used for general corporate purposes.
On August 5, 2013, the Company also entered into its Amended and Restated Credit Agreement, which is described below under “Liquidity, Capital Resources and Cash Flows.”
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
Consolidated Summary
A consolidated summary of the Company’s results is presented below:

In thousands of dollars, except earnings per share amounts	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating revenues	$1,252,890	$1,309,261	(4%)	$3,793,324	$3,834,888	(1%)
Operating expenses	1,081,192	1,092,062	(1%)	3,267,687	3,265,513	—%
Operating income	$171,698	$217,199	(21%)	$525,637	$569,375	(8%)
Non-operating expense	$47,497	$29,891	59%	$113,232	$92,874	22%
Provision for income taxes	$26,700	$38,700	(31%)	$71,700	$116,500	(38%)
Net income attributable to Gannett Co., Inc.	$79,748	$133,083	(40%)	$297,933	$321,195	(7%)
Per share – basic	$0.35	$0.58	(40%)	$1.30	$1.38	(6%)
Per share – diluted	$0.34	$0.56	(39%)	$1.27	$1.35	(6%)
The cyclical nature of revenues within the Company’s Broadcast Segment impacts year-over-year comparisons, due to the significant Summer Olympic and political spending that takes place during the third quarter every four years. The Company’s operating revenues, which declined 4% on a GAAP (generally accepted accounting principles) basis in the third quarter of 2013, would have been flat if adjusted to remove the estimated impact of the incremental Olympic and record political advertising revenue reported in the third quarter of 2012. The Company’s 2013 results, in comparison to 2012, were also impacted by the significant ramp-up of its All-Access Content Subscription Model, which generated increases in circulation revenue as sites were launched throughout 2012; these benefits have narrowed throughout 2013 due to the lapping of the launch of the majority of sites.
Operating income for the third quarter of 2013 decreased 21% compared to the third quarter last year, reflecting higher Digital Segment operating income, offset by lower Publishing and Broadcasting Segment operating income. Digital Segment operating income increased 5% to $42.1 million, driven by solid revenue growth at CareerBuilder partially offset by higher sales-related expenses. Broadcasting Segment operating income decreased 29% to $83.8 million for the quarter due primarily to the loss of revenue associated with the Summer Olympics and record political advertising, which totaled $75 million, in the third quarter last year. Publishing Segment operating income was $62.7 million for the quarter, down 15% from last year due to advertising softness and investments in strategic initiatives.
For the year-to-date period, operating income decreased 8% compared to last year. Broadcasting Segment results for the year-to-date period were down 7% reflecting substantially lower political revenues and the absence of Olympic advertising revenues. Digital results were up 9% principally reflecting higher revenues at CareerBuilder. Publishing Segment results were down 13% due to slow economic growth and secular challenges that tempered advertising demand.
Net income attributable to Gannett for the third quarter of 2013 was $79.7 million, compared to $133.1 million in the third quarter of 2012, a decrease of 40%. Net income attributable to Gannett represents net income reduced by net income attributable to noncontrolling interests. Noncontrolling interests consist of the minority owners of CareerBuilder. Net income attributable to noncontrolling interests was $17.8 million in the third quarter of 2013 compared to $15.5 million in the same period in 2012. Earnings per diluted share were $0.34 for the third quarter.
For the year-to-date period, net income attributable to Gannett was $297.9 million, compared to $321.2 million last year, a decrease of 7%. Earnings per diluted share were $1.27 for the year-to-date period compared to $1.35 last year.
The weighted average number of diluted shares outstanding for the third quarter of 2013 totaled 234,438,000 compared to 235,550,000 for the third quarter of 2012. For the first nine months of 2013 and 2012, the weighted average number of diluted shares outstanding totaled 234,724,000 and 237,699,000 respectively. The decrease is primarily due to shares repurchased since the third quarter of 2012, partially offset by equity awards issued in connection with the Company’s share-based compensation programs. See Part II, Item 2 for information on share repurchases.
Results for the third quarter of 2013 include $9.2 million in costs associated with workforce restructuring ($5.6 million after-tax or $0.02 per share), transformation costs of $10.3 million ($6.2 million after-tax or $0.03 per share) and other non-operating non-cash charges of $16.6 million ($8.2 million after-tax or $0.04 per share) that together total $36.2 million ($20.1 million after-tax or $0.09 per share). Results for the third quarter of 2012 include $8.0 million in costs due to workforce restructuring ($5.0 million after-tax or $0.02 per share), transformation costs of $7.5 million ($4.5 million after-tax or $0.02 per share), and pension settlement charges of $2.5 million ($1.5 million after-tax or $0.01 per share) which totaled $17.9 million ($10.9 million after-tax or $0.05 per share). These special items were offset by a benefit of $13.1 million ($0.06 per share) in the third quarter of 2012 due to a multi-year federal exam resolution that resulted in the reduction of prior year uncertain tax benefits and a significant tax benefit resulting from state tax settlements.
Year-to-date 2013 results include $36.3 million in costs associated with workforce restructuring ($22.0 million after-tax or $0.09 per share), transformation costs of $30.0 million ($18.1 million after-tax or $0.08 per share), and other non-operating non-cash charges of $19.4 million ($10.7 million after-tax or $0.05 per share) that totaled $85.7 million ($50.8 million after-tax or $0.22 per share). These special items for the first nine months of 2013 were offset by a tax benefit of $27.8 million ($0.12 per share) primarily due to a multi-year federal audit settlement. Results for the first nine months of 2012 include $34.0 million in costs due to workforce restructuring ($20.5 million after-tax or $0.09 per share), transformation costs of $17.3 million ($10.4 million after-tax or $0.04 per share) and pension settlement charges totaling $7.9 million ($4.7 million after-tax or $0.02 per share) offset by special tax benefits of $13.1 million ($0.06 per share) due to a multi-year federal exam resolution that resulted in the reduction of prior year uncertain tax benefits and a significant tax benefit resulting from state tax settlements. Excluding the special tax benefit, these 2012 year-to-date costs totaled $59.3 million ($35.7 million after-tax or $0.15 per share).
A separate discussion of results excluding the effect of these special items (non-GAAP basis) appears on page 10.
Operating Revenues
Operating revenues decreased 4% to $1.25 billion in the third quarter of 2013 from $1.31 billion in the third quarter of 2012. The cyclical nature of revenues within the Company’s Broadcast Segment impacts year-over-year comparisons, due to the significant Summer Olympic and political spending that takes place during the third quarter every four years. The Company’s operating revenues in the third quarter of 2013 would have been flat compared to third quarter last year, when adjusted to remove the estimated incremental Olympic and record political advertising revenue in the third quarter of 2012. For the first nine months of 2013 operating revenues decreased 1% to $3.79 billion from $3.83 billion in 2012. Publishing Segment revenues were down 4% for the quarter and declined 2% for the year-to-date period, reflecting softer advertising revenues which continued to face headwinds from a tepid economic recovery and secular industry declines. In addition, year-over-year revenue growth comparisons were impacted by the lapping of the roll-out of the All-Access Content Subscription Model last year. Broadcasting Segment revenues decreased 14% for the quarter, reflecting the incremental revenue associated with the 2012 Summer Olympics and substantially higher political revenue in the third quarter last year. Adjusted for these seasonal impacts, Broadcasting Segment revenues increased 14% in the third quarter of 2013 compared to the same quarter last year. On a year-to-date basis, Broadcasting Segment revenues decreased 2%, as a significant increase in retransmission and digital revenues were offset by the loss of Olympic and incremental political revenue generated last year. Digital Segment revenues were 5% higher for the quarter and 4% higher for the year-to-date period, reflecting solid revenue growth at CareerBuilder.
Third quarter 2013 company-wide digital revenues, which include Digital Segment specific revenues as well as digital product and service revenues generated by the other business segments, were $376.1 million, 12% higher compared to the third quarter of 2012 and were 30% of the Company’s total operating revenues. Year-to-date company-wide digital revenues were $1.10 billion, 20% higher compared to the same period in 2012. Comparisons for both the quarter and year-to-date periods reflect revenue increases driven by the roll-out of the All-Access Content Subscription Model last year as well as higher digital advertising and marketing solutions sales across all segments. Through the end of the third quarter of 2012, 69 local publishing markets had launched the All-Access Content Subscription Model, with all 78 markets completed by the end of 2012.
Operating Expenses
Operating expenses decreased 1% for the quarter and were relatively unchanged for the year-to-date period in 2013 compared to the same periods last year. The expense comparisons were impacted by cost management, transformation efforts and reduction of direct costs in light of secular headwinds in the Publishing Segment, partially offset by higher Digital Segment sales costs related to increased revenue at CareerBuilder as well as investments in strategic initiatives. Operating expenses were also impacted by special items in both years that consist of workforce restructuring and transformation costs as well as pension settlement charges in 2012. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 10.
Non-Operating Income and Expense
The Company’s net equity income in unconsolidated investees for the third quarter of 2013 was $11.7 million compared to $3.0 million in the third quarter last year. Net equity income in unconsolidated investees totaled $28.9 million for the first nine months of 2013 compared to $16.0 million last year. The increases primarily reflect better results at Classified Ventures and the Company’s newspaper partnerships.
The Company’s interest expense for the third quarter of 2013 was $41.6 million, up 16% from the same quarter last year reflecting a $5.6 million interest expense impact from the $600 million senior note issuance in July 2013. Total average outstanding debt was $1.81 billion for the third quarter of 2013 compared to $1.68 billion last year. The weighted average interest rate on total outstanding debt was 7.92% for the third quarter of 2013 compared to 7.57% last year. Interest expense for the first nine months of 2013 was $113.2 million, up 1% from last year. Total average outstanding debt was $1.66 billion for the first nine months of 2013 compared to $1.73 billion last year. The weighted average interest rate for total outstanding debt was 8.02% for the first nine months of 2013 compared to 7.67% last year.
Other non-operating expense was $17.6 million for the third quarter of 2013 compared to non-operating income of $2.9 million for the same period last year. Other non-operating expense totaled $29.0 million for the first nine months of 2013 compared to non-operating income of $2.7 million for the same period last year. The decreases for both the quarter and year-to-date periods were primarily due to a $16.6 million non-cash charge associated with the change in control and sale of interests related to Captivate in the third quarter of 2013. In addition, costs related to the pending Belo acquisition totaled $4.4 million in the third quarter of 2013 and $13.9 million on a year-to-date basis.
Provision for Income Taxes
The Company’s effective income tax rate was 25.1% for the third quarter of 2013, compared to 22.5% for the third quarter of 2012. The tax rate for the third quarter in 2013 was higher than the comparable rate in 2012 due to special items consisting primarily of a multi-year federal audit settlement which contributed a net tax benefit to 2012’s results of $13.1 million. The Company’s effective income tax rate was 19.4% for the first nine months of 2013, compared to 26.6% for the same period last year. The rate for the first nine months of 2013 was lower than the comparable rate in 2012 due to special items contributing a net tax benefit of $27.8 million in 2013 that related primarily to a multi-year federal audit settlement. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 15.

Segment Results
The following is a discussion of the Company’s reported operating segment results for the third quarter and first nine months of 2013. Unless otherwise noted, all comparisons are to the comparable prior year period.
Publishing Segment Results
Publishing Segment revenues were generated principally from advertising and circulation sales, which accounted for 61% and 32%, respectively, of total Publishing Segment revenues for the third quarter and year-to-date periods. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related Internet websites, mobile and tablet applications. “All Other” Publishing Segment revenues are mainly from commercial printing operations. The table below presents the main components of Publishing Segment revenues:

Publishing Segment Revenues (in thousands of dollars)	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Advertising	$520,189	$552,676	(6%)	$1,609,164	$1,698,376	(5%)
Circulation	274,999	276,655	(1%)	840,626	803,929	5%
All other	62,891	60,869	3%	183,753	182,290	1%
Total Publishing Segment revenues	$858,079	$890,200	(4%)	$2,633,543	$2,684,595	(2%)
Publishing Segment revenues were down 4% in the third quarter of 2013 and 2% for the year-to-date period due primarily to lower advertising revenues. On a year-to-date basis, the decline was mitigated by an increase in circulation revenues. On a constant currency basis, Publishing Segment revenues decreased 3% from the third quarter of 2012 and just under 2% for the year-to-date period.
The table below presents the principal categories of advertising revenues for the Publishing Segment:

Publishing Segment Advertising Revenues (in thousands of dollars)	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Retail	$269,516	$281,673	(4%)	$831,553	$871,151	(5%)
National	81,489	90,582	(10%)	261,315	276,226	(5%)
Classified	169,184	180,421	(6%)	516,296	550,999	(6%)
Total Publishing Segment advertising revenues	$520,189	$552,676	(6%)	$1,609,164	$1,698,376	(5%)
Publishing Segment advertising revenues decreased 6% in the third quarter of 2013 to $520.2 million and decreased 5% for the year-to-date period to $1.61 billion. Advertising continues to be impacted by the lagging economies in the U.S. and U.K., as well as secular industry challenges. In the U.S., advertising revenues decreased 6% for the quarter and 5% year-to-date. On a constant currency basis, advertising revenues in the U.K. declined 5% for the third quarter and 7% for the year-to-date period. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars decreased 2% for the quarter and year-to-date periods.

The percentage changes within the advertising revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, including on a constant currency basis, are as follows:

Publishing Segment Advertising Revenue Categories	Third Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Retail	(5%)	1%	(4%)	(4%)
National	(10%)	(12%)	(10%)	(10%)
Classified	(5%)	(8%)	(6%)	(6%)
Total Publishing Segment advertising revenues	(6%)	(5%)	(6%)	(6%)

	Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Retail	(5%)	(3%)	(4%)	(5%)
National	(4%)	(17%)	(5%)	(5%)
Classified	(5%)	(8%)	(6%)	(6%)
Total Publishing Segment advertising revenues	(5%)	(7%)	(5%)	(5%)
Across the Publishing Segment in the third quarter, all categories of year-over-year advertising revenue comparisons were lower as tepid economic growth in the U.S. and U.K. impacted advertising demand. However, retail advertising saw a sequential improvement over the second quarter comparisons by 150 basis points.
National advertising was 10% lower in the third quarter due in part to the absence of advertising at USA TODAY related to the Olympics that benefited the third quarter results last year. For the first nine months, national advertising was 5% lower compared to the same period last year.
Classified advertising revenue at the Company’s domestic publishing operations declined 5% for the third quarter of 2013 but most categories had better third quarter year-over-year comparisons than the second quarter comparisons. For the first nine months of 2013, domestic publishing classified advertising revenue declined 5% compared to the prior year. Third quarter classified advertising revenues in the U.K. were 8% lower, in pounds, compared to last year.

Overall percentage changes within the classified revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, including on a constant currency basis, are as follows:

Publishing Segment Classified Advertising Revenue Categories	Third Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Automotive	—%	(7%)	(1%)	(1%)
Employment	(9%)	(7%)	(8%)	(9%)
Real Estate	(3%)	(9%)	(6%)	(6%)
Legal	(11%)	—%	(11%)	(11%)
Other	(7%)	(9%)	(8%)	(8%)
Total Publishing Segment classified revenue	(5%)	(8%)	(6%)	(6%)

	Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Automotive	(1%)	(10%)	(2%)	(3%)
Employment	(9%)	(5%)	(7%)	(8%)
Real Estate	(4%)	(9%)	(6%)	(6%)
Legal	(9%)	—%	(9%)	(9%)
Other	(6%)	(9%)	(7%)	(7%)
Total Publishing Segment classified revenue	(5%)	(8%)	(6%)	(6%)
Total circulation revenues decreased 1% for the third quarter of 2013 to $275.0 million from $276.7 million last year but increased 5% to $840.6 million for the first nine months of 2013. Circulation revenue for the Company’s local domestic publishing business was 1% higher in the third quarter of 2013, the sixth consecutive quarter of circulation revenue growth. On a year-to-date basis, circulation revenue for the Company’s local domestic publishing business increased 9% reflecting the roll-out of the All-Access Content Subscription Model. Revenue growth comparisons narrowed over the course of 2013 due to the lapping of the roll-out last year. Circulation revenues in the U.K., in local currency, were 10% higher in the third quarter and 3% higher for the first nine months of 2013 reflecting cover price increases. Circulation revenue at USA TODAY decreased 12% in the third quarter and 11% for the first nine months of 2013 as a result of planned travel partner program changes as well as declines in single copy sales.
Other revenue was up 3% for the quarter and 1% for the year-to-date period as an increase in domestic commercial printing revenues was offset by a decrease in U.K. commercial printing revenues.
Digital revenues associated with the Publishing Segment increased 21% for the third quarter and 45% for the year-to-date period. Digital revenues for the Company’s local domestic publishing business increased 22% for the third quarter and 53% for the year-to-date period. These increases reflect the impact of the All-Access Content Subscription Model as well as the Company’s strategic successes in providing digital advertising and marketing solutions. Digital revenues at USA TODAY and its associated businesses were up 13% for the third quarter and 15% for the first nine months of 2013. Digital revenues in the U.K. were 13% higher for both the quarter and the year-to-date periods in local currency.
Publishing Segment operating expenses decreased 3% in the quarter to $795.3 million compared to $816.5 million in the third quarter a year ago. This decrease was due to cost control and efficiency efforts, partially offset by $8.1 million in strategic initiative investments. Newsprint expense was 9% lower in the quarter and 12% lower year-to-date due primarily to declines in consumption. Operating expenses for the first nine months of 2013 totaled $2.43 billion, down 1% compared to the same period last year, as strong cost control and efficiency efforts were partially offset by $28.4 million in strategic initiative investments in 2013.
Publishing Segment operating income was $62.7 million in the quarter compared to $73.7 million last year, a decrease of 15%. Operating income for the year-to-date period was $208.1 million, a decrease of 13% compared to last year.

Broadcasting Segment Results
The Broadcasting Segment includes results from the Company’s 23 television stations and affiliated digital platforms (including Captivate through September 25, 2013). As discussed further in Note 5 to the Condensed Consolidated Financial Statements, on September 25, 2013 the Company contributed the assets of Captivate to a new company that is jointly owned by Gannett and Generation Partners. As a result, the Company ceased consolidating the results of Captivate as of that date. Broadcasting Segment revenues in the third quarter of 2013 decreased 14% to $203.4 million. Revenues for the year-to-date period of 2013 were $606.9 million, a decrease of 2%.
Television revenues for the third quarter of 2013 were down 15% to $198.5 million. Comparisons were impacted by $42 million in politically-related advertising and approximately $37 million in ad spending related to the Summer Olympics in last year’s third quarter. Approximately $4 million of political spending that aired during the Olympics is included in both the political and Olympic categories. Excluding the incremental Olympic and political advertising revenues in last year’s results, television revenues increased 14% in the third quarter of 2013. Retransmission revenues increased 63% to $36.2 million for the quarter and television station digital revenues increased 21% compared to the third quarter of 2012.
Television revenues for the year-to-date period were down 2% to $588.8 million. The decrease reflects the absence of the Olympic and political advertising revenues generated in the first nine months of 2012, partially offset by an increase in retransmission fees and television digital revenue. Excluding the incremental impact of Olympic and political advertising spending in 2012, television revenues increased 11% in the first nine months of 2013. Retransmission revenues increased 61% to $109.2 million and television station digital revenues increased 14% for the first nine months of 2013.
Based on current trends and reflecting a record level of political advertising revenues achieved in the fourth quarter in 2012, the percentage decrease in total television revenues for the fourth quarter of 2013 is expected to be in the high teens compared to the fourth quarter of 2012 (excluding the extra week in the period). Excluding the incremental impact of political spending, total television revenues in the fourth quarter this year compared to the fourth quarter last year are expected to be up in the range of 10 to 12 percent.
Broadcasting Segment operating expenses for the third quarter of 2013 increased 1% to $119.6 million and 3% to $341.3 million in the first nine months of 2013. The increases reflect higher costs associated with strategic initiatives partially offset by lower revenue related expenses corresponding with lower political and Olympic revenues. Operating income in the third quarter of 2013 decreased 29% to $83.8 million from $118.7 million in the third quarter of 2012. Operating income for the first nine months of 2013 was down 7% to $265.6 million.
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
Digital Segment operating revenues increased 5% to $191.4 million in the third quarter of 2013 compared to $182.0 million in 2012. Year-to-date operating revenues for the segment were $552.9 million compared to $531.7 million, an increase of 4%. The increases reflect strong revenue growth at CareerBuilder as it continues to build market share in the U.S. and its international operations.
Digital Segment operating expenses increased 5% to $149.4 million in the third quarter of 2013 compared to $142.1 million in 2012, driven by higher sales costs associated with revenue growth at CareerBuilder. Year-to-date operating expenses were $451.9 million compared to $439.0 million in 2012, an increase of 3%. As a result, Digital Segment operating income for the quarter was $42.1 million, an increase of 5% compared to last year. For the year-to-date period, Digital Segment operating income was $100.9 million, up 9% from the same period in 2012.
Corporate Expense
Corporate expense in the third quarter of 2013 increased 12% to $16.9 million. The increase was due to higher stock-based compensation and the absence of an asset sale gain recognized in the third quarter of 2012. For the year-to-date period of 2013, corporate expense was flat compared to last year and totaled $48.9 million.

Results from Operations - Non-GAAP Information
The Company uses non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis.
The Company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, pension settlement charges, a non-cash charge related to a change in control and sale of interests in a business, non-cash charges related to certain investments accounted for under the equity method, non-cash impairment charges, a currency-related loss recognized in other non-operating items and certain credits to its income tax provision. The Company believes that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between periods and with peer group companies.
Workforce restructuring expenses primarily related to incremental expenses the Company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs. Transformation costs include incremental expenses incurred by the Company to execute on its transformation and growth plan, including those related to the Company’s pending Belo acquisition and incremental expenses associated with optimizing the Company’s real estate portfolio. The pension settlement charges result from the acceleration of expense related to the timing of certain pension payments. Other non-operating charges include: a non-cash charge related to the change in control and sale of interests in the Company’s Captivate business; non-cash charges that were recorded to reduce the book value of certain investments accounted for under the equity method; and a currency loss in the first quarter of 2013 related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating. The year-to-date period for 2013 included credits to the income tax provision related to reserve releases as a result of a federal exam resolution and lapse of a statute of limitation. Third quarter and year-to-date periods for 2012 included a credit related primarily to tax settlements covering multiple years.
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
Adjusted operating results were as follows:

In thousands of dollars, except per share amounts	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating revenues	$1,252,890	$1,309,261	(4%)	$3,793,324	$3,834,888	(1%)
Adjusted operating expenses	1,066,066	1,077,358	(1%)	3,216,185	3,209,476	—%
Adjusted operating income	$186,824	$231,903	(19%)	$577,139	$625,412	(8%)

Adjusted net income attributable to Gannett Co., Inc.	$99,799	$130,907	(24%)	$320,967	$343,752	(7%)
Adjusted diluted earnings per share	$0.43	$0.56	(23%)	$1.37	$1.45	(6%)
Operating revenues totaled $1.25 billion in the third quarter of 2013, down 4% from $1.31 billion in the third quarter of 2012, as higher revenue in the Digital Segment was offset by lower revenues in the Publishing and Broadcasting Segments. The cyclical nature of revenues within the Company’s Broadcast Segment impacts year-over-year comparisons, due to the significant Summer Olympic and political spending that takes place during the third quarter every four years. The Company’s operating revenues in the third quarter of 2013 would have been flat compared to third quarter last year, when adjusted to remove the estimated incremental Olympic and record political advertising revenue in the third quarter of 2012. Operating revenues decreased 1% to $3.79 billion for the first nine months of 2013, from $3.83 billion in 2012. Publishing Segment revenues were down 4% for the quarter and declined 2% for the year-to-date period, impacted by softer advertising demand.

Publishing revenue comparisons were also impacted by the significant ramp-up of its All-Access Content Subscription Model, which generated increases in circulation revenue as sites were launched throughout 2012; these benefits have narrowed throughout 2013 due to the lapping of the launch of the majority of sites.
Broadcasting Segment revenues decreased 14% for the quarter, and 2% year-to-date, due to the incremental revenue associated with the 2012 Summer Olympics and substantially higher political revenue in 2012. These declines were partially offset by substantial growth in retransmission revenue. Digital Segment revenues were 5% higher for the quarter and 4% higher for the year-to-date period, reflecting solid revenue growth at CareerBuilder.
A summary of the impact of special items on the Company’s operating expenses is presented below:

In thousands of dollars	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating expenses (GAAP basis)	$1,081,192	$1,092,062	(1%)	$3,267,687	$3,265,513	—%
Remove special items:
Workforce restructuring	(9,246)	(7,950)	16%	(36,339)	(33,975)	7%
Transformation costs	(5,880)	(4,231)	39%	(15,163)	(14,116)	7%
Pension settlement charges	—	(2,523)	***	—	(7,946)	***
As adjusted (non-GAAP basis)	$1,066,066	$1,077,358	(1%)	$3,216,185	$3,209,476	—%
Adjusted operating expenses decreased 1% for the third quarter of 2013 compared to the third quarter of 2012 and were relatively unchanged for the first nine months of 2013 compared to the same period last year. Adjusted operating expenses were impacted by higher strategic initiative investments, higher Digital Segment expenses related to revenue growth and by continuing cost control efforts.
A summary of the impact of special items on the Company’s operating income is presented below:

In thousands of dollars	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Operating income (GAAP basis)	$171,698	$217,199	(21%)	$525,637	$569,375	(8%)
Remove special items:
Workforce restructuring	9,246	7,950	16%	36,339	33,975	7%
Transformation costs	5,880	4,231	39%	15,163	14,116	7%
Pension settlement charges	—	2,523	***	—	7,946	***
As adjusted (non-GAAP basis)	$186,824	$231,903	(19%)	$577,139	$625,412	(8%)
Adjusted operating income for the third quarter of 2013 decreased 19% compared to the third quarter last year, reflecting higher Digital Segment operating income, offset by lower Publishing Segment and Broadcasting Segment operating income. Adjusted Broadcasting Segment operating income decreased 29% to $84.6 million for the quarter due primarily to incremental Olympic and political advertising revenues in third quarter last year that were partially offset by significant growth in retransmission fees. Digital Segment operating income was $42.1 million, as solid revenue growth at CareerBuilder was partially offset by higher sales costs associated with revenue growth. Adjusted Publishing Segment operating income was down 10% for the quarter due primarily to softer advertising revenues.
Adjusted operating income for the first nine months decreased 8% compared to the same period last year. Adjusted Broadcasting Segment operating income for the year-to-date period was down 7%, reflecting the record political advertising and incremental Olympic revenues generated in 2012. Digital Segment results were up 9% principally reflecting higher revenues at CareerBuilder. Adjusted Publishing Segment operating income was down 11% due to slow economic growth and secular industry challenges that tempered advertising demand, partially offset by an increase in circulation revenue.

A summary of the impact of special items on the Company’s non-operating expense, net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands of dollars, except per share amounts	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Total non-operating (expense) income (GAAP basis)	$(47,497)	$(29,891)	59%	$(113,232)	$(92,874)	22%
Remove special items:
Transformation costs	4,412	3,220	37%	14,811	3,220	***
Other non-operating charges	16,613	—	***	19,421	—	***
As adjusted (non-GAAP basis)	$(26,472)	$(26,671)	(1%)	$(79,000)	$(89,654)	(12%)

Net income attributable to Gannett Co., Inc. (GAAP basis)	$79,748	$133,083	(40%)	$297,933	$321,195	(7%)
Remove special items (net of tax):
Workforce restructuring	5,646	4,950	14%	22,039	20,475	8%
Transformation costs	6,192	4,451	39%	18,074	10,436	73%
Other non-operating charges	8,213	—	***	10,721	—	***
Pension settlement charges	—	1,523	***	—	4,746	***
Special tax benefits	—	(13,100)	***	(27,800)	(13,100)	***
As adjusted (non-GAAP basis)	$99,799	$130,907	(24%)	$320,967	$343,752	(7%)

Diluted earnings per share (GAAP basis)	$0.34	$0.56	(39%)	$1.27	$1.35	(6%)
Remove special items (net of tax):
Workforce restructuring	0.02	0.02	—%	0.09	0.09	—%
Transformation costs	0.03	0.02	50%	0.08	0.04	***
Other non-operating charges	0.04	—	***	0.05	—	***
Pension settlement charges	—	0.01	***	—	0.02	***
Special tax benefits	—	(0.06)	***	(0.12)	(0.06)	***
As adjusted (non-GAAP basis) (a)	$0.43	$0.56	(23%)	$1.37	$1.45	(6%)

(a) Total per share amount for 2012 does not sum due to rounding.
Adjusted net income attributable to Gannett for the third quarter of 2013 decreased 24% compared to 2012 and adjusted diluted earnings per share decreased 23% on the same basis. On a year-to-date basis, adjusted net income attributable to Gannett decreased 7% compared to 2012 and adjusted diluted earnings per share decreased 6% compared to the first nine months of 2012. The decreases for the quarter and year-to-date periods were due to lower Publishing and Broadcasting Segment operating income, partially offset by higher Digital Segment operating income driven by CareerBuilder. In addition, the adjusted effective tax rates in the third quarter and first nine months of 2013 were lower than the same periods last year as a result of releases of reserves on prior year tax positions during the year.

Publishing Segment - Non-GAAP
A summary of the impact of special items on the Company’s Publishing Segment is presented below:

In thousands of dollars	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Publishing Segment operating expenses (GAAP basis)	$795,335	$816,469	(3%)	$2,425,470	$2,444,613	(1%)
Remove special items:
Workforce restructuring	(8,607)	(7,950)	8%	(35,700)	(35,631)	—%
Transformation costs	(5,741)	(4,231)	36%	(15,024)	(14,116)	6%
As adjusted (non-GAAP basis)	$780,987	$804,288	(3%)	$2,374,746	$2,394,866	(1%)

Publishing Segment operating income (GAAP basis)	$62,744	$73,731	(15%)	$208,073	$239,982	(13%)
Remove special items:
Workforce restructuring	8,607	7,950	8%	35,700	35,631	—%
Transformation costs	5,741	4,231	36%	15,024	14,116	6%
As adjusted (non-GAAP basis)	$77,092	$85,912	(10%)	$258,797	$289,729	(11%)
Adjusted Publishing Segment operating expenses decreased by 3% for the third quarter of 2013 and decreased 1% for the first nine months. Third quarter and year-to-date comparisons reflect continued efficiency efforts and lower newsprint expense partially offset by higher strategic initiative investment.
Adjusted operating income for the Publishing Segment was $77.1 million for the third quarter of 2013 and $258.8 million year-to-date, decreases of 10% and 11%, respectively, compared to the same periods last year. Adjusted operating income comparisons reflect the expense discussion above as well as Publishing Segment revenues being down 4% in the third quarter of 2013 and 2% for the year-to-date period. The revenue comparisons were impacted by lower advertising revenue. On a constant currency basis, Publishing Segment revenues decreased 3% for the third quarter and just under 2% for the year-to-date period. Publishing Segment advertising revenues decreased 6% for the third quarter and 5% for the first nine months of 2013. Advertising continues to be impacted by the lagging economies in the U.S. and U.K., as well as secular industry challenges.
Circulation revenue for the Company’s local domestic publishing business was 1% higher in the third quarter of 2013, the sixth consecutive quarter of circulation revenue growth. On a year-to-date basis, circulation revenue for the Company’s local domestic publishing business increased 9% reflecting the roll-out of the All-Access Content Subscription Model. Revenue growth comparisons narrowed over the course of 2013 due to the lapping of the roll-out last year. Circulation revenues in the U.K., in local currency, were 10% higher in the third quarter and 3% higher for the first nine months of 2013 reflecting cover price increases. Circulation revenue at USA TODAY decreased 12% in the third quarter and 11% for the first nine months of 2013 as a result of planned travel partner program changes as well as declines in single copy sales.

Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Company’s Broadcasting Segment is presented below:

In thousands of dollars	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Broadcasting Segment operating expenses (GAAP basis)	$119,554	$118,367	1%	$341,328	$332,720	3%
Remove special items:
Workforce restructuring	(639)	—	***	(639)	—	***
Transformation costs	(139)	—	***	(139)	—	***
As adjusted (non-GAAP basis)	$118,776	$118,367	—%	$340,550	$332,720	2%

Broadcasting Segment operating income (GAAP basis)	$83,810	$118,672	(29%)	$265,578	$285,873	(7%)
Remove special items:
Workforce restructuring	639	—	***	639	—	***
Transformation costs	139	—	***	139	—	***
As adjusted (non-GAAP basis)	$84,588	$118,672	(29%)	$266,356	$285,873	(7%)
Adjusted Broadcasting Segment operating expenses were relatively unchanged for the third quarter of 2013 and were up 2% for the first nine months. These results were impacted by higher costs associated with strategic initiatives, partially offset by lower revenue related expenses corresponding with lower political and Olympic related revenues.
Adjusted operating income for the Broadcasting Segment was $84.6 million for the third quarter of 2013 and $266.4 million year-to-date, decreases of 29% and 7%, respectively, compared to the same periods last year. Adjusted operating income comparisons reflect the expense discussion above as well as the substantial Olympic and political advertising revenues generated in 2012.
Corporate Expense - Non-GAAP
A summary of the impact of special items on the Company’s Corporate Segment is presented below:

In thousands of dollars	Third Quarter			Year-to-Date
	2013	2012	Change	2013	2012	Change

Corporate Segment operating expenses (GAAP basis)	$16,906	$15,116	12%	$48,945	$49,186	—%
Remove special items:
Workforce restructuring (insurance settlement benefit)	—	—	***	—	1,656	***
Pension settlement charges	—	(2,523)	***	—	(7,946)	***
As adjusted (non-GAAP basis)	$16,906	$12,593	34%	$48,945	$42,896	14%
Adjusted Corporate Segment expenses were higher in the third quarter and first nine months of 2013 primarily due to increased stock-based compensation expenses and the absence of asset sale gains recognized in 2012.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on the Company’s effective tax rate follows:

In thousands of dollars	Third Quarter		Year-to-Date
	2013	2012	2013	2012

Income before income taxes as reported	$124,201	$187,308	$412,405	$476,501
Net income attributable to noncontrolling interests	(17,753)	(15,525)	(42,772)	(38,806)
Gannett pretax income (GAAP basis)	106,448	171,783	369,633	437,695
Remove special items:
Workforce restructuring	9,246	7,950	36,339	33,975
Transformation costs	10,292	7,451	29,974	17,336
Other non-operating charges	16,613	—	19,421	—
Pension settlement charges	—	2,523	—	7,946
As adjusted (non-GAAP basis)	$142,599	$189,707	$455,367	$496,952

Provision for income taxes as reported (GAAP basis)	$26,700	$38,700	$71,700	$116,500
Remove special items:
Workforce restructuring	3,600	3,000	14,300	13,500
Transformation costs	4,100	3,000	11,900	6,900
Other non-operating charges	8,400	—	8,700	—
Pension settlement charges	—	1,000	—	3,200
Special tax benefits	—	13,100	27,800	13,100
As adjusted (non-GAAP basis)	$42,800	$58,800	$134,400	$153,200

Effective tax rate (GAAP basis)	25.1%	22.5%	19.4%	26.6%
As adjusted effective tax rate (non-GAAP basis)	30.0%	31.0%	29.5%	30.8%
The adjusted tax rate for the third quarter of 2013 was 30.0% compared to 31.0% for the comparable period last year. The year-to-date adjusted tax rate was 29.5% for 2013 and 30.8% for 2012. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Proposed Belo Merger - Upon completion of the Merger, the Company’s broadcast portfolio will nearly double from 23 to 43 stations, including stations the Company expects to service through shared services or similar arrangements. The Company expects that the Merger will help to shift its business portfolio to higher growth and higher margin broadcast and digital assets. The Company anticipates that following the close of the Merger, the Broadcasting Segment will represent more than half of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) and together, the Broadcasting and Digital Segments will represent nearly two-thirds of total EBITDA.

•
Political and Olympic Revenues - The Company’s broadcast group generally experiences its strongest results in a year that includes both the Summer Olympics and a presidential election, as occurred in 2012.  The Company achieved record political and Olympic revenues last year.  Political revenues were $149.7 million in 2012 while the Summer Olympics generated $37.4 million of revenue, of which approximately $4 million was also political.  Political revenue in the fourth quarter of 2012 totaled $91.2 million. Due to the absence of the Olympics and a significantly lower level of political advertising, Broadcasting Segment revenues are expected to be lower this year overall.  The decline, however, will be partially mitigated by a substantial increase in retransmission and digital television revenues compared to last year.

•
Company-wide Digital Revenues - During 2012, the Company completed its roll out of the All-Access Content Subscription Model.  By the end of the third quarter of 2012, 69 local publishing markets had implemented the new model.  By the end of the year, 78 local publishing markets had adopted the new model.  As a result of the cycling effect that will accompany this, year-over-year increases in total digital revenues company-wide (up 29% in the first quarter of 2013 and up 20% in the second quarter of 2013 and up 12% in the third quarter of 2013) are expected to further narrow in the fourth quarter of 2013.

•
Calendar - The Company’s 2013 fiscal year will include 52 weeks compared with 53 weeks in 2012. The fourth quarter of 2013 will be comprised of 13 weeks compared with 14 weeks in the fourth quarter of 2012. The Company’s year-over-year comparisons will be impacted by the extra week in the fourth quarter last year, particularly for the Publishing and Broadcasting Segments. Revenues for the extra week last year were approximately $60 million, of which $10 million were recorded in the Broadcasting Segment. The impact to diluted earnings per share attributable to the extra week last year was approximately $0.03 per share.

•
Recently Completed Financings - As discussed in more detail beginning on page 2, in early October the Company completed the private placement of $600 million in aggregate principal amount of 5.125% senior unsecured notes due 2019 and $650 million in aggregate principal amount of its 6.375% senior unsecured notes due 2023. The Company also completed in late July the private placement of $600 million in aggregate principal amount of 5.125% senior unsecured notes due 2020. These three senior note issuances are expected to increase interest expense by approximately $26 million in the fourth quarter of 2013 compared to the fourth quarter of 2012. However, the increase will be partially offset by the impact of the extra week in the fourth quarter last year.

•
Strategic Initiatives - Expenses related to new strategic initiatives are expected to be in the mid-$40 million range in 2013 and are primarily related to digital product deployments. Through the first nine months of 2013, expenses related to strategic initiatives totaled $32.5 million.

•
Foreign Currency - The Company’s U.K. publishing operations are conducted through its Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a weakening of the exchange rate will diminish Newsquest revenue and earnings contributions to consolidated results. Newsquest results for 2012 were translated from the British pound sterling to U.S. dollars at an average rate of 1.58. By comparison, Newsquest results for the first nine months of 2013 were translated into U.S. dollars at an average rate of 1.55.

•
Captivate - As discussed further in Note 5 to the Condensed Consolidated Financial Statements, on September 25, 2013 the Company contributed the assets of Captivate to a new company that is jointly owned by Gannett and Generation Partners. As a result, the Company ceased consolidating the results of Captivate as of that date and now accounts for its retained interest in this business using the equity method of accounting. Captivate revenues and operating income in the fourth quarter of 2012 totaled $7.3 million and $1.0 million, respectively.

Liquidity, Capital Resources and Cash Flows
The Company’s cash generating capability and financial condition, together with its revolving credit agreement, are sufficient to fund its capital expenditures, interest, dividends, share repurchases, contributions to its pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, the Company expects to continue to fund debt maturities, acquisitions (including the Company’s proposed acquisition of Belo) and investments through a combination of cash flows from operations, borrowing under its revolving credit agreement and/or funds raised in the capital or credit markets. As discussed in more detail above, the Company successfully issued three tranches of senior unsecured debt, for approximately $1.85 billion of proceeds, to obtain the financing required for the Belo transaction as well as for other corporate purposes.
In February 2012, the Company announced a new capital allocation plan, which aims to return $1.3 billion to shareholders by 2015. This plan included raising Gannett’s dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, the Company announced that the existing share buyback program was replaced with a new $300 million authorization that is expected to be used over the two year period following its announcement. The Company also announced that its existing dividend program will continue.
On August 5, 2013, the Company entered into an agreement to replace, amend and restate its existing revolving credit facilities with a credit facility expiring on August 5, 2018, which was further amended on September 24, 2013 (the Amended and Restated Credit Agreement).  Total commitments under the Amended and Restated Credit Agreement are $1.20 billion. Subject to total leverage ratio limits, the Amended and Restated Credit Agreement eliminates the Company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Company’s Amended and Restated Credit Agreement is 3.5x for the first 18 months following the closing date (August 5, 2013), reducing to 3.25x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.0x thereafter, provided that if the Company completes its proposed acquisition of Belo, then each maximum total leverage ratio for the applicable period is increased by 0.5x. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the Company’s leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Credit Agreement, the Company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the Company’s leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. Based on the Company’s leverage ratio as of September 29, 2013, the Company’s applicable margins will be 2.00% and 1.00%, respectively. The Company also borrowed $154.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for a LIBOR loan under the Amended and Restated Credit Agreement. Both the revolving credit loans and the term loan are guaranteed by the Company’s wholly-owned material domestic subsidiaries.
On September 29, 2013, the Company had unused borrowing capacity of $1.17 billion out of a maximum $1.20 billion under its Amended and Restated Credit Agreement, reflecting $34 million of letters of credit outstanding which count against the total commitment amount. At the end of the third quarter of 2013, the Company’s total long-term debt was $1.98 billion and its leverage ratio was 1.78x, substantially below the maximum leverage ratio covenant permitted by the Company’s Amended and Restated Credit Agreement of 3.5x. The leverage ratio at the end of third quarter was higher than the 1.35x at the end of the second quarter of 2013 due to the completion of the $600 million of private placement notes issued in July. Cash and cash equivalents at the end of the third quarter totaled $811.4 million. The fair value of the Company’s long-term debt, based on the bid and ask quotes for the related debt, totaled $2.12 billion at September 29, 2013.
The Company’s financial and operating performance, as well as its ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
The Company’s net cash flow from operating activities was $349.0 million for the first nine months of 2013, compared to $498.7 million for the first nine months of 2012. The decrease in net cash flow from operating activities resulted principally from a $52.3 million increase in net cash tax payments due in part to the timing of deductions. The absence of incremental cash flow from the 2012 Summer Olympics and substantially higher political advertising in 2012 also contributed to the decline.
Cash flows used for investing activities were down $50.1 million as fewer acquisitions were completed in the first nine months of 2013 compared to the first nine months of 2012. Higher proceeds from investments were partially offset by higher purchases of property, plant and equipment and investment payments in 2013.
Cash inflows from financing activities totaled $311.9 million for the first nine months of 2013, compared to a cash outflow of $355.3 million for the first nine months of 2012. The increase in cash flow from financing activities was mainly due to the issuance of new senior unsecured notes with an aggregate principal balance of $600 million and the issuance of a new $154.8 million term loan during the third quarter of 2013.
Non-GAAP Liquidity Measure
The Company’s free cash flow, a non-GAAP liquidity measure, was $105.7 million for the quarter ended September 29, 2013 and $317.1 million year-to-date. Free cash flow, which the Company reconciles to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. The Company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the Company’s capital program, repay indebtedness or to use in other discretionary activities.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars	Third Quarter		Year-to-Date
	2013	2012	2013	2012

Net cash flow from operating activities	$125,017	$182,154	$348,958	$498,736
Purchase of property, plant and equipment	(23,770)	(24,658)	(72,668)	(63,010)
Voluntary pension employer contributions	—	—	15,507	—
Tax benefit for voluntary pension employer contributions	—	—	(6,125)	—
Payments for investments	(1,001)	(500)	(3,380)	(1,000)
Proceeds from investments	5,414	4,781	34,779	15,174
Free cash flow	$105,660	$161,777	$317,071	$449,900

Free cash flow for the third quarter and first nine months of 2013 were lower than the comparable 2012 periods. The declines reflect substantial advertising cash flow generated by the 2012 Summer Olympics as well as record levels of political advertising achieved last year. Higher tax payments in 2013 also contributed to the decreases.

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
Potential risks and uncertainties which could adversely affect the Company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the Company’s Digital Segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses and the Company’s ability to successfully integrate such businesses or dispositions of existing businesses which could require a disproportionate level of attention from the Company’s senior management; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the Company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches; (q) general economic, political and business conditions; (r) delays in the receipt of regulatory approvals for the proposed merger with Belo Corp. or conditions imposed in connection with obtaining such approvals; and (s) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The Company continues to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 29, 2013	Dec. 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$811,367	$175,030
Trade receivables, less allowance for doubtful receivables of $20,025 and $22,006, respectively	627,750	678,845
Other receivables	21,202	20,162
Inventories	51,974	56,389
Deferred income taxes	20,850	15,840
Prepaid expenses and other current assets	112,917	108,946
Assets held for sale	35,755	17,508
Total current assets	1,681,815	1,072,720
Property, plant and equipment
Cost	3,805,613	3,972,949
Less accumulated depreciation	(2,379,460)	(2,454,271)
Net property, plant and equipment	1,426,153	1,518,678
Intangible and other assets
Goodwill	2,859,310	2,846,869
Indefinite-lived and amortizable intangible assets, less accumulated amortization	478,239	499,913
Deferred income taxes	126,006	158,275
Investments and other assets	320,650	283,431
Total intangible and other assets	3,784,205	3,788,488
Total assets	$6,892,173	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands of dollars (except per share amounts)

	Sept. 29, 2013	Dec. 30, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$181,415	$211,833
Compensation, interest and other accruals	404,249	402,340
Dividends payable	45,898	45,963
Income taxes	58,365	44,985
Deferred income	226,086	229,395
Total current liabilities	916,013	934,516
Noncurrent liabilities
Income taxes	30,872	83,260
Long-term debt	1,980,190	1,432,100
Postretirement medical and life insurance liabilities	138,403	149,937
Pension liabilities	878,338	1,007,325
Other noncurrent liabilities	208,086	222,182
Total noncurrent liabilities	3,235,889	2,894,804
Total liabilities	4,151,902	3,829,320

Redeemable noncontrolling interests	12,214	10,654

Commitments and contingent liabilities (See Note 15)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share
Authorized: 2,000,000 shares; Issued: none	—	—
Common stock of $1 par value per share
Authorized: 800,000,000 shares;
Issued: 324,418,632 shares	324,419	324,419
Additional paid-in capital	571,234	567,515
Retained earnings	7,675,546	7,514,858
Accumulated other comprehensive loss	(673,482)	(701,141)
	7,897,717	7,705,651
Less treasury stock, 96,524,897 shares and 94,376,534 shares, respectively, at cost	(5,400,837)	(5,355,037)
Total Gannett Co., Inc. shareholders’ equity	2,496,880	2,350,614
Noncontrolling interests	231,177	189,298
Total equity	2,728,057	2,539,912
Total liabilities and equity	$6,892,173	$6,379,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars (except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net Operating Revenues:
Publishing advertising	$520,189	$552,676	$1,609,164	$1,698,376
Publishing circulation	274,999	276,655	840,626	803,929
Broadcasting	203,364	237,039	606,906	618,593
Digital	191,447	182,022	552,875	531,700
All other	62,891	60,869	183,753	182,290
Total	1,252,890	1,309,261	3,793,324	3,834,888

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	713,369	720,941	2,159,962	2,164,070
Selling, general and administrative expenses, exclusive of depreciation	315,677	318,385	950,407	943,005
Depreciation	38,195	40,460	115,588	120,320
Amortization of intangible assets	8,071	8,045	26,567	24,002
Facility consolidation charges	5,880	4,231	15,163	14,116
Total	1,081,192	1,092,062	3,267,687	3,265,513
Operating income	171,698	217,199	525,637	569,375

Non-operating (expense) income:
Equity income in unconsolidated investees, net	11,711	3,005	28,929	15,980
Interest expense	(41,628)	(35,829)	(113,207)	(111,542)
Other non-operating items	(17,580)	2,933	(28,954)	2,688
Total	(47,497)	(29,891)	(113,232)	(92,874)

Income before income taxes	124,201	187,308	412,405	476,501
Provision for income taxes	26,700	38,700	71,700	116,500
Net income	97,501	148,608	340,705	360,001
Net income attributable to noncontrolling interests	(17,753)	(15,525)	(42,772)	(38,806)
Net income attributable to Gannett Co., Inc.	$79,748	$133,083	$297,933	$321,195

Net income per share – basic	$0.35	$0.58	$1.30	$1.38
Net income per share – diluted	$0.34	$0.56	$1.27	$1.35
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net income	$97,501	$148,608	$340,705	$360,001
Redeemable noncontrolling interests (income not available to shareholders)	(396)	—	(642)	—
Other comprehensive income, before tax:
Foreign currency translation adjustments	30,471	22,163	(2,402)	20,873
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(403)	(2,875)	(1,209)	(8,625)
Amortization of actuarial loss	16,071	13,916	48,206	41,312
Other	(18,202)	(24,259)	729	(25,980)
Pension and other postretirement benefit items	(2,534)	(13,218)	47,726	6,707
Other	2,665	1,796	802	816
Other comprehensive income, before tax	30,602	10,741	46,126	28,396
Income tax effect related to components of other comprehensive (loss) income	(1,648)	3,799	(17,665)	(3,547)
Other comprehensive income, net of tax	28,954	14,540	28,461	24,849
Comprehensive income	126,059	163,148	368,524	384,850
Comprehensive income attributable to noncontrolling interests, net of tax	(20,022)	(17,303)	(42,932)	(39,622)
Comprehensive income attributable to Gannett Co., Inc.	$106,037	$145,845	$325,592	$345,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands of dollars

	Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012

Cash flows from operating activities:
Net income	$340,705	$360,001
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	142,155	144,322
Facility consolidation charges	16,082	14,116
Pension contributions, net of pension expense	(76,251)	(91,917)
Equity income in unconsolidated investees, net	(28,929)	(15,980)
Stock-based compensation – equity awards	23,130	18,108
Change in other assets and liabilities, net	(67,934)	70,086
Net cash flow from operating activities	348,958	498,736
Cash flows from investing activities:
Purchase of property, plant and equipment	(72,668)	(63,010)
Payments for acquisitions, net of cash acquired	(17,527)	(63,344)
Payments for investments	(3,380)	(1,000)
Proceeds from investments	34,779	15,174
Proceeds from sale of a business and other assets	34,336	37,598
Net cash used for investing activities	(24,460)	(74,582)
Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit agreements, net	(205,000)	175,000
Proceeds from (payments of) unsecured fixed rate notes	591,396	(306,571)
Proceeds from issuance of unsecured floating rate term loan	154,800	—
Payments of debt issuance and financing costs	(21,838)	—
Dividends paid	(137,520)	(112,786)
Cost of common shares repurchased	(78,786)	(116,502)
Proceeds from issuance of common stock upon exercise of stock options	15,162	6,606
Distribution to noncontrolling interests	(218)	—
Deferred payments for acquisitions	(6,132)	(1,027)
Net cash from (used for) financing activities	311,864	(355,280)
Effect of currency exchange rate change on cash	(25)	1,645
Increase in cash and cash equivalents	636,337	70,519
Balance of cash and cash equivalents at beginning of period	175,030	166,926
Balance of cash and cash equivalents at end of period	$811,367	$237,445
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2013
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
NOTE 2 – Recent accounting standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts, a cross-reference to other disclosures is required to provide additional detail about those amounts. The Company adopted the provision of ASU 2013-02 in the first quarter of 2013 and the new disclosures are included in Note 10 - Supplemental Equity Information.
NOTE 3 – Facility consolidation charges
The carrying values of property, plant and equipment at certain publishing businesses were evaluated due to facility consolidation efforts. The Company revised the useful lives of certain assets to reflect the use of those assets over a shortened period. In addition, certain assets classified as held-for-sale in accordance with Accounting Standards Codification (ASC) Topic 360 resulted in non-cash charges being recognized in 2013 as the carrying values were reduced to equal the fair value less cost to dispose. The fair values were based on estimates of prices for similar assets. Charges in 2013 also include amounts for future lease payments for facilities abandoned in connection with consolidation efforts. The Company recorded pre-tax charges for facility consolidations of $5.9 million and $15.2 million in the third quarter and year-to-date 2013, respectively. For the third quarter and year-to-date periods of 2012, the pre-tax charges were $4.2 million and $14.1 million, respectively. Current and deferred tax benefits were recognized for these charges and, therefore, the after-tax impact for the third quarter and year-to-date periods of 2013 was $3.6 million (or $0.02 per share) and $9.2 million (or $0.04 per share), respectively. For the third quarter and year-to-date periods of 2012, the after tax impact was $2.4 million (or $0.01 per share) and $8.4 million (or $0.04 per share), respectively. In addition, the year-to-date period of 2013 also included $0.9 million pre-tax and $0.6 million after tax (or less than $0.01 per share) write off of certain publishing assets that were donated in the first quarter of 2013.
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 29, 2013 and December 30, 2012:

In thousands of dollars	Sept. 29, 2013		Dec. 30, 2012
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,859,310	$—	$2,846,869	$—
Indefinite-lived intangibles:
Mastheads and trade names	94,490	—	95,308	—
Television station FCC licenses	255,304	—	255,304	—
Amortizable intangible assets:
Customer relationships	321,321	217,795	313,567	197,300
Other	47,939	23,020	56,965	23,931
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include internally developed technology, patents and amortizable trade names.

The following table summarizes the changes in the Company’s net goodwill balance through September 29, 2013.

In thousands of dollars	Publishing	Broadcasting	Digital	Total

Balance at Dec. 30, 2012:
Goodwill	$7,754,959	$1,618,602	$722,781	$10,096,342
Accumulated impairment losses	(7,132,817)	—	(116,656)	(7,249,473)
Net balance at Dec. 30, 2012	622,142	1,618,602	606,125	2,846,869
Activity during the period:
Acquisitions and adjustments	1,121	—	28,116	29,237
Dispositions	—	(19,000)	—	(19,000)
Foreign currency exchange rate changes	(300)	(110)	2,614	2,204
Total	821	(19,110)	30,730	12,441
Balance at Sept. 29, 2013:
Goodwill	7,752,219	1,599,492	753,511	10,105,222
Accumulated impairment losses	(7,129,256)	—	(116,656)	(7,245,912)
Net balance at Sept. 29, 2013	$622,963	$1,599,492	$636,855	$2,859,310
NOTE 5 – Investments
Captivate Network is a national news and entertainment network that delivers programming and full-motion video advertising on video screens located in elevators of office towers and select hotel lobbies across North America. On September 25, 2013, the Company contributed the assets of Captivate to a new company jointly owned by Gannett and Generation Partners that will fund the continued growth and expansion of Captivate. The Company received cash consideration and retained an 18% interest in the partnership for the contributed assets. The Company will continue to participate in the future value creation at Captivate and benefit from the on-going distribution of its content for Captivate’s displays. The Company used a discounted cash flow analysis to value its interest in the partnership. Following the transaction, the Company ceased to consolidate the results of Captivate and as a result, now accounts for its retained interest in this business using the equity method of accounting. The Company recorded a $16.6 million pretax non-cash charge as a result of the change in control and sale of interests related to the transaction which is reflected in “Other non-operating items” on its Condensed Consolidated Statement of Income.
NOTE 6 – Long-term debt
The long-term debt of the Company is summarized below:

In thousands of dollars	Sept. 29, 2013	Dec. 30, 2012

Unsecured floating rate term loan due December 2013 through August 2018	$154,800	$—
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	248,990	248,376
Unsecured notes bearing fixed rate interest at 10% due June 2015	62,723	61,286
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	248,889	248,497
Unsecured notes bearing fixed rate interest at 10% due April 2016	177,905	174,241
Unsecured notes bearing fixed rate interest at 9.375% due November 2017 (a)	247,852	247,547
Borrowings under revolving credit agreements expiring August 2018	—	205,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	247,461	247,153
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	591,570	—
Total long-term debt	$1,980,190	$1,432,100

(a) Callable commencing on November 15, 2013 at 104.688% of the principal amount.
For the first nine months of 2013, the Company’s long-term debt increased by $548.1 million reflecting $746.2 million of additional borrowing and $6.9 million of debt discount amortization partially offset by $205.0 million in repayments under the revolving credit agreements. On September 29, 2013, the Company had unused borrowing capacity of $1.17 billion out of a maximum $1.20 billion under its revolving credit agreement, reflecting $34 million of letters of credit outstanding which count against the total commitment amount.
On July 29, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes).  The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2020 Notes may not be redeemed by the Company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter.  The Company used the net proceeds to repay the outstanding indebtedness under its revolving credit facilities.  Remaining proceeds will be used to repay its outstanding unsecured notes and/or for general corporate purposes.
On October 3, 2013, the Company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2019 (the 2019 Notes) and $650 million in aggregate principal amount of its 6.375% senior unsecured notes due 2023 (the 2023 Notes, and collectively with the 2019 Notes, the Merger Financing Notes).  The 2019 Notes were priced at 98.724% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2019 Notes may not be redeemed by the Company prior to October 15, 2016. The 2023 Notes were priced at 99.086% of face value, resulting in a yield to maturity of 6.500%.  Subject to certain exceptions, the 2023 Notes may not be redeemed by the Company prior to October 15, 2018. The Merger Financing Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The Merger Financing Notes are guaranteed on a senior basis by the subsidiaries of the Company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter.  The net proceeds from the offering of the Merger Financing Notes were deposited into an escrow account and are held by a bank escrow agent, where such proceeds will remain until the satisfaction of certain conditions, including the consummation of the proposed acquisition of Belo. Upon the closing of the Merger, the net proceeds from the sale of the Merger Financing Notes plus available cash will be used to finance the acquisition. Any remaining proceeds may be used for general corporate purposes. If the Company determines in its sole discretion that the Belo acquisition will not be completed without any amendment, modification or waiver that is materially adverse to the holders of the Merger Financing Notes, or if the Merger has not been consummated on or prior to June 27, 2014 (subject to extension to July 31, 2014 in certain circumstances), the Company will redeem all of the Merger Financing Notes of each series at a redemption price equal to 100% of the aggregate offering price of such series, plus accrued and unpaid yield, if any, to the date of the special mandatory redemption. The escrowed funds would be applied, together with additional funds provided by the Company, to pay for such special mandatory redemption.
On August 5, 2013, the Company entered into an agreement to replace, amend and restate its existing revolving credit facilities with a credit facility expiring on August 5, 2018, which was further amended on September 24, 2013 (the Amended and Restated Credit Agreement).  Total commitments under the Amended and Restated Credit Agreement are $1.20 billion. Subject to total leverage ratio limits, the Amended and Restated Credit Agreement eliminates the Company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Company’s Amended and Restated Credit Agreement is 3.5x for the first 18 months following the closing date (August 5, 2013), reducing to 3.25x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.0x thereafter, provided that if the Company completes its proposed acquisition of Belo, then each maximum total leverage ratio for the applicable period is increased by 0.5x. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the Company’s leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Credit Agreement, the Company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the Company’s leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. Based on the Company’s leverage ratio as of September 29, 2013, the Company’s applicable margins were 2.00% and 1.00%, respectively. The Company also borrowed $154.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for a LIBOR loan under the Amended and Restated Credit Agreement. Both the revolving credit loans and the term loan are guaranteed by the Company’s wholly-owned material domestic subsidiaries.

NOTE 7 – Retirement plans
The Company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan is the Company’s principal retirement plan. The Company’s retirement plan costs, which include costs for qualified and nonqualified plans, are presented in the following table:

In thousands of dollars	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Service cost-benefits earned during the period	$1,942	$1,913	$5,823	$5,692
Interest cost on benefit obligation	35,149	38,696	105,403	116,427
Expected return on plan assets	(49,447)	(47,380)	(148,289)	(142,174)
Amortization of prior service cost	1,888	1,922	5,664	5,767
Amortization of actuarial loss	15,779	13,430	47,329	39,854
Expense for Company-sponsored retirement plans	5,311	8,581	15,930	25,566
Settlement charges	—	2,523	—	7,946
Total cost of retirement plans	$5,311	$11,104	$15,930	$33,512
For the thirty-nine weeks ended September 29, 2013, the Company made contributions to the Gannett Retirement Plan (GRP) and its U.K. retirement plan totaling $50.0 million and $28.2 million, respectively. For the remainder of 2013, the Company has no further mandatory funding obligations to the GRP and approximately $8.3 million remaining for its U.K. retirement plan.
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

In thousands of dollars	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Service cost-benefits earned during the period	$132	$136	$396	$409
Interest cost on net benefit obligation	1,414	1,936	4,242	5,808
Amortization of prior service credit	(2,291)	(4,797)	(6,873)	(14,392)
Amortization of actuarial loss	292	486	877	1,458
Net periodic postretirement benefit credit	$(453)	$(2,239)	$(1,358)	$(6,717)

NOTE 9 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $22.2 million as of September 29, 2013 and $63.2 million as of December 30, 2012. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars	Unrecognized Tax Benefits

Balance at Dec. 30, 2012	$86,180
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	2,107
Additions for tax positions of prior years	3,646
Reductions for tax positions of prior years	(33,109)
Settlements	(1,246)
Reductions due to lapse of statutes of limitations	(23,274)
Balance at Sept. 29, 2013	$34,304
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax and interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released are also recognized as a component of income tax expense. The Company recognized a net benefit from the reversal of interest and penalty expense of $1.6 million and $2.8 million during the third quarter of 2013 and 2012, respectively. The Company recognized a net benefit from the reversal of interest and penalty expense of $19.0 million and $6.9 million during the first nine months of 2013 and 2012, respectively. The net interest and penalty benefits recognized in the third quarter and first nine months of 2013 are primarily from the release of uncertain tax positions and the lapse of statues of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of September 29, 2013, was approximately $9.7 million and as of December 30, 2012, was approximately $29.1 million.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2010 through 2012 tax years remain subject to examination by the IRS. The 2008 through 2012 tax years generally remain subject to examination by state authorities, and the years 2010 through 2012 are subject to examination in the U.K. In addition, tax years prior to 2008 remain subject to examination by certain states primarily due to the filing of amended tax returns upon settlement of the IRS examination for those years and ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the Company estimates that the amount of its gross unrecognized tax positions may decrease by up to $8.8 million within the next 12 months.

NOTE 10 – Supplemental equity information
The following table summarizes equity account activity for the thirty-nine week periods ended September 29, 2013 and September 23, 2012:

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	297,933	42,772	340,705
Redeemable noncontrolling interests (income not available to shareholders)	—	(642)	(642)
Other comprehensive income	27,659	802	28,461
Total comprehensive income	325,592	42,932	368,524
Dividends declared	(137,246)	—	(137,246)
Stock-based compensation	23,130	—	23,130
Treasury shares acquired	(78,786)	—	(78,786)
Other activity	13,576	(1,053)	12,523
Balance at Sept. 29, 2013	$2,496,880	$231,177	$2,728,057

Balance at Dec. 25, 2011	$2,327,891	$184,134	$2,512,025
Comprehensive income:
Net income	321,195	38,806	360,001
Other comprehensive income	24,033	816	24,849
Total comprehensive income	345,228	39,622	384,850
Dividends declared	(139,957)	—	(139,957)
Stock-based compensation	18,108	—	18,108
Treasury shares acquired	(116,502)	—	(116,502)
Other activity	5,837	—	5,837
Balance at Sept. 23, 2012	$2,440,605	$223,756	$2,664,361
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

The following table summarizes the components of, and the changes in, accumulated other comprehensive loss (net of tax and noncontrolling interests):

In thousands of dollars	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)
Other comprehensive income before reclassifications	(14,016)	30,471	16,455
Amounts reclassified from accumulated other comprehensive income	9,834	—	9,834
Other comprehensive income	(4,182)	30,471	26,289
Balance at Sept. 29, 2013	$(1,089,202)	$415,720	$(673,482)

Balance at Jun. 24, 2012	$(983,292)	$398,724	$(584,568)
Other comprehensive income before reclassifications	(15,735)	22,163	6,428
Amounts reclassified from accumulated other comprehensive income	6,334	—	6,334
Other comprehensive income	(9,401)	22,163	12,762
Balance at Sept. 23, 2012	$(992,693)	$420,887	$(571,806)

Thirty-nine Weeks:
Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income before reclassifications	561	(2,402)	(1,841)
Amounts reclassified from accumulated other comprehensive income	29,500	—	29,500
Other comprehensive income	30,061	(2,402)	27,659
Balance at Sept. 29, 2013	$(1,089,202)	$415,720	$(673,482)

Balance at Dec. 25, 2011	$(995,853)	$400,014	$(595,839)
Other comprehensive income before reclassifications	(17,466)	20,873	3,407
Amounts reclassified from accumulated other comprehensive income	20,626	—	20,626
Other comprehensive income	3,160	20,873	24,033
Balance at Sept. 23, 2012	$(992,693)	$420,887	$(571,806)
Accumulated other comprehensive income components are included in the computation of net periodic postretirement costs (see Notes 7 and 8 for more detail). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands of dollars	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Amortization of prior service credit	$(403)	$(2,875)	$(1,209)	$(8,625)
Amortization of actuarial loss	16,071	13,916	48,206	41,312
Total reclassifications, before tax	15,668	11,041	46,997	32,687
Income tax effect	(5,834)	(4,707)	(17,497)	(12,061)
Total reclassifications, net of tax	$9,834	$6,334	$29,500	$20,626

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
The following table summarizes the Company’s assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012:

In thousands of dollars	Fair Value Measurements as of Sept. 29, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$27,105	$—	$—	$27,105
Sundry investments	32,466	—	—	32,466
Total assets	$59,571	$—	$—	$59,571

Contingent consideration payable	$—	$—	$33,141	$33,141
Total liabilities	$—	$—	$33,141	$33,141

In thousands of dollars	Fair Value Measurements as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$23,043	$—	$—	$23,043
Sundry investments	29,090	—	—	29,090
Total assets	$52,133	$—	$—	$52,133

Contingent consideration payable	$—	$—	$26,170	$26,170
Total liabilities	$—	$—	$26,170	$26,170
Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 30% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income. For the thirty-nine weeks ended September 29, 2013, the contingent consideration was increased by $13.8 million primarily as a result of new acquisitions. The increase was partially offset by payments of $6.8 million and adjustments to fair value.
The fair value of the Company’s total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.12 billion and $1.62 billion at September 29, 2013 and December 30, 2012, respectively.

NOTE 12 – Business segment information
The Company has determined that its reportable segments based on its management and internal reporting structures are Publishing, Broadcasting and Digital. The Publishing Segment principally includes the Company’s local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Broadcasting Segment includes the Company’s 23 television stations and Captivate. On September 25, 2013, the Company sold a majority of its interest in Captivate reducing its ownership to 18%. Following the transaction, the Company will no longer consolidate future results of the Captivate business. The Digital Segment includes CareerBuilder, ShopLocal, Reviewed.com and PointRoll.

In thousands of dollars	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net Operating Revenues:
Publishing	$858,079	$890,200	$2,633,543	$2,684,595
Broadcasting	203,364	237,039	606,906	618,593
Digital	191,447	182,022	552,875	531,700
Total	$1,252,890	$1,309,261	$3,793,324	$3,834,888

Operating Income (net of depreciation, amortization and facility consolidation charges):
Publishing	$62,744	$73,731	$208,073	$239,982
Broadcasting	83,810	118,672	265,578	285,873
Digital	42,050	39,912	100,931	92,706
Corporate	(16,906)	(15,116)	(48,945)	(49,186)
Total	$171,698	$217,199	$525,637	$569,375

Depreciation, amortization and facility consolidation charges:
Publishing	$32,183	$33,276	$95,834	$100,226
Broadcasting	7,059	6,879	20,968	21,113
Digital	8,309	8,391	26,799	24,626
Corporate	4,595	4,190	13,717	12,473
Total	$52,146	$52,736	$157,318	$158,438

NOTE 13 – Earnings per share
The Company’s earnings per share (basic and diluted) are presented below:

In thousands except per share amounts	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Net income attributable to Gannett Co., Inc.	$79,748	$133,083	$297,933	$321,195

Weighted average number of common shares outstanding - basic	228,587	230,556	228,940	233,390
Effect of dilutive securities:
Stock options	1,268	729	1,126	849
Restricted stock	3,083	2,806	2,960	2,643
Performance share units	1,500	1,459	1,698	817
Weighted average number of common shares outstanding - diluted	234,438	235,550	234,724	237,699

Net income per share - basic	$0.35	$0.58	$1.30	$1.38
Net income per share - diluted	$0.34	$0.56	$1.27	$1.35
The diluted earnings per share amounts exclude the effects of approximately 6.1 million and 13.7 million stock options outstanding for 2013 and 2012 quarter-to-date, respectively, and 6.1 million and 15.4 million year-to-date, respectively, as their inclusion would be anti-dilutive.
NOTE 14 – Supplemental cash flows information
Cash paid in 2013 and 2012 for income taxes and interest (net of amounts capitalized) was as follows:

In thousands of dollars	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2013	Sept. 23, 2012	Sept. 29, 2013	Sept. 23, 2012

Income taxes, net of refunds	$29,110	$43,160	$102,793	$50,476
Interest	$22,173	$23,218	$85,228	$98,481
NOTE 15 – Commitments, contingencies and other matters
On June 12, 2013, Gannett entered into a merger agreement for the acquisition of Belo Corp. (Belo) for aggregate cash consideration of approximately $1.5 billion, in addition to the assumption of $715 million of existing Belo debt (the Merger). Belo is the owner of 20 television stations (nine in the top 25 U.S. markets) that reach more than 14% of U.S. television households, including ABC, CBS, NBC, FOX, CW and MyNetwork TV (MNTV) affiliates and their associated websites. Belo also has three local and two regional news channels. Upon completion of the merger, Gannett will operate the fourth-largest English-language television station group in the United States, reaching nearly one-third of all U.S. households.
The Merger will nearly double Gannett’s broadcast portfolio from 23 to 43 stations, including stations Gannett expects to service through shared services or similar arrangements. Upon completion of the Merger, Gannett will achieve greater geographic diversity, operating or servicing 21 stations in the top 25 U.S. markets. Gannett’s broadcast group will become the #1 CBS affiliate group, the #4 ABC affiliate group and will expand its already #1 NBC affiliate group position. In connection with the Merger, Gannett and Belo have planned, simultaneously with the consummation of the Merger, for a restructuring of certain of Belo’s media holdings in which their stations located in the Louisville, Kentucky; Phoenix, Arizona; Portland, Oregon; St. Louis, Missouri; and Tucson, Arizona television markets (the Assigned Stations) will be conveyed to third parties (the Restructuring and, together with the Merger, the Transaction). Gannett will enter into shared services and similar support arrangements with the third party owners of these stations.
On August 22, 2013, the Company and Belo each received a request for additional information and documents (Second Requests) from the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976,

as amended (HSR Act), in connection with the Merger. The Company and Belo are responding promptly to the Second Requests and continue working cooperatively with the DOJ as it conducts its review of the Merger.
On September 25, 2013, the Belo shareholders approved the Merger agreement by more than 72% of the voting power of all outstanding shares entitled to vote.  Closing of the Transaction will occur once all closing conditions have been satisfied, including the expiration or termination of any waiting period under the HSR Act and the grant by the Federal Communications Commission of its consent to the consummation of the Transaction (each of which has been impacted by the shutdown of the federal government in October 2013), the receipt of specified third party consents, and other customary closing conditions.
The Company incurred expenses of $9.5 million and $4.4 million in the second and third quarters of 2013, respectively, related to the Merger which are included in the “Other non-operating items” line in the Condensed Consolidated Statements of Income.
Since the announcement of the Company’s acquisition of Belo Corp. on June 13, 2013, Belo, Belo’s directors and the Company have been named as defendants in four substantively similar putative class action lawsuits brought by and on behalf of shareholders of Belo. The actions are: Jacob Hulsebus v. Belo Corp., et al., Cause No. DC-13-06601 (District Court of Dallas County, Texas), which was commenced on June 14, 2013 (the Hulsebus Case); IBEW Local 363 Pension Trust Fund, et al. v. Belo Corp., et al., Civil Action 8649-VCL (Delaware Chancery Court), which was commenced on June 17, 2013 (the IBEW Case); Oakland County Employees’ Retirement System v. Belo Corp., et al., Civil Action No. 8677-VCL (Delaware Chancery Court), which was commenced on June 24, 2013 (the Oakland Case); and Norfolk County Retirement System and Plymouth County Retirement System v. Judith L. Craven, et al., C.A. No. 8732-VCL (Delaware Chancery Court), which was commenced on July 16, 2013 (the Norfolk County Case). The IBEW Case, the Oakland Case and the Norfolk County Case have been consolidated into In re Belo Corp. Stockholders Litigation, C.A. No. 8649-VCL (Delaware Chancery Court) (the Consolidated Delaware Case). The actions allege, among other things, that Belo’s directors breached their fiduciary duties in connection with the Merger and that the Company aided and abetted the alleged breaches of fiduciary duty. The actions seek, among other things, to enjoin the Merger. In addition, the plaintiffs allege that the preliminary proxy statement filed by Belo in connection with the stockholders’ meeting to approve the Merger fails to provide all material information and/or provides misleading information to Belo’s stockholders. On September 30, 2013, the Consolidated Delaware Case was dismissed without prejudice as the plaintiffs in that case decided to go forward solely with the case in Texas and join the Texas action in order to pursue their claims in that court. In addition, on September 30, 2013, the parties to the Hulsebus Case entered into a Rule 11 Agreement pursuant to which the defendants to the Hulsebus Case have no obligation to respond to plaintiff’s petition until 30 days after plaintiff files its Second Amended Petition for breach of fiduciary duty. The Company believes these lawsuits are meritless and intends to vigorously defend all pending actions related to the Merger.
The Company and a number of its subsidiaries also are defendants in other judicial and administrative proceedings involving matters incidental to their business. The Company’s management does not believe that any material liability will be imposed as a result of these matters.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The Company is exposed to foreign exchange rate risk primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2013 would have increased or decreased approximately 1%.
At the end of the third quarter of 2013, the Company had $154.8 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of less than $1 million.
The fair value of the Company’s total long-term debt, based on bid and ask quotes for the related debt, totaled $2.12 billion at September 29, 2013 and $1.62 billion at December 30, 2012.
Item 4. Controls and Procedures
Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, as of September 29, 2013, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in the Company’s 2012 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

7/1/13 – 8/4/13	341,454	$25.76	341,454	$291,204,915
8/5/13 – 9/1/13	529,418	$25.34	529,418	$277,787,815
9/2/13 – 9/29/13	604,000	$25.15	604,000	$262,598,926
Total 3rd Quarter 2013	1,474,872	$25.36	1,474,872	$262,598,926
On June 11, 2013, the Company’s Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). While the Board of Directors reviews it at least annually, there is no current expiration date for the new $300 million authorization. However, it is targeted to be completed over the two years following the announcement.
In addition to the above, as of September 29, 2013, 25,000 shares were repurchased as part of the publicly announced repurchase program, but were settled subsequent to the end of the quarter. The effect of those repurchases decreased the maximum dollar value available under the program to $261,931,249.
Item 3. Defaults Upon Senior Securities
This item is not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
This item is not applicable.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2013	GANNETT CO., INC.

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

10-1
Amendment and Restatement Agreement, dated as of August 5, 2013, to each of (i) the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 11, 2002 and effective as of March 18, 2002, as amended and restated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2002 Credit Agreement”), among Gannett Co., Inc., a Delaware corporation (“Gannett”), the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2002 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2002 Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, (ii) the Competitive Advance and Revolving Credit Agreement, dated as of February 27, 2004 and effective as of March 15, 2004, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2004 Credit Agreement”), among Gannett, the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2004 Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC and SunTrust Bank, as documentation agents and (iii) the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010 and as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010 (the “2005 Credit Agreement” and, together with the 2002 Credit Agreement and the 2004 Credit Agreement, the “Credit Agreements”), among Gannett, the several banks and other financial institutions from time to time parties to the Credit Agreement (the “2005 Lenders” and, together with the 2002 Lenders and the 2004 Lenders, the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “2005 Administrative Agent” and, together with the 2002 Administrative Agent and the 2004 Administrative Agent, the “Administrative Agent”), JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Barclays Bank PLC, as documentation agent, by and between Gannett, the Guarantors under the Credit Agreements as of the date hereof, the Administrative Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as issuing lenders and the Lenders party thereto.
Attached.

10 -2	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Attached.

10-3
Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents
Attached.

10-4
Sixth Amendment, dated as of September 24, 2013, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended by the First Amendment thereto, dated as of February 28, 2007 and effective as of March 15, 2007, as further amended by the Second Amendment thereto, dated as of October 23, 2008 and effective as of October 31, 2008, as further amended by the Third Amendment thereto, dated as of September 28, 2009, as further amended by the Fourth Amendment thereto, dated as of August 25, 2010, as further amended by the Fifth Amendment and Waiver, dated as of September 30, 2010, and as further amended and restated pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett Co., Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

10-5
Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett Co., Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 29, 2013 and December 30, 2012, (ii) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended September 29, 2013 and September 23, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and year-to-date periods ended September 29, 2013 and September 23, 2012, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 29, 2013 and September 23, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.
The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the Company.