Form 10-K
period 2013-12-29
GANNETT CO INC /DE/
filed 2014-02-27
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2013, was $5,589,908,194. The registrant has no non-voting common equity.
As of February 2, 2014, 227,365,020 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 1, 2014, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2013 FORM 10-K

PART I

ITEM 1.BUSINESS
Overview
Gannett is an international media and marketing solutions company and one of the largest, most geographically diverse local content providers in the U.S. Through a vast network of broadcast, digital, mobile and print products, it informs and engages more than 110 million people every month. Gannett’s portfolio of trusted brands offers marketers unmatched local-to-national reach and customizable, innovative marketing solutions. As a digital media leader, the company provides access to content on many different platforms; digital marketing services to businesses to help them more effectively use digital technology to reach their sales goals; and Internet-based human resource solutions.
Gannett’s easily recognizable national brands, such as USA TODAY and CareerBuilder, as well as its rich portfolio of unique local brands serving 112 communities, set the company apart and provide a strong advantage. Gannett’s properties cover a wide range of geographies, demographics and content areas, which combine to form a uniquely powerful and comprehensive portfolio of offerings for consumers and commercial clients alike.
Gannett’s connection to, and understanding of, its communities and its local market relationships – many of which have spanned decades – provide the company with unparalleled advantages.
Gannett provides consumers with the information and entertainment they seek and connects them to their communities of interest through multiple platforms including television stations, web sites, mobile and tablet products and print publications. Gannett helps businesses grow by providing marketing solutions that reach and engage their customers across the company’s diverse platforms.
Gannett is organized along three segments: Broadcasting, Publishing and Digital. Within its Broadcasting Segment, Gannett owns or services (through shared service agreements or other similar agreements) 43 television stations. Excluding owner-operators, following its acquisition of Belo Corp. in December 2013, Gannett is the No. 1 NBC affiliate group, No. 1 CBS affiliate group, and the No. 4 ABC affiliate group. These stations serve 30% of the U.S. population in markets with nearly 35 million households.
Gannett is the largest independent station group of major network affiliates in the top 25 markets, with a uniquely diversified portfolio. Each television station also has a robust digital presence, including mobile, to reach consumers wherever they are.
Within its Publishing Segment, Gannett provides content through 82 local U.S. daily publications, including USA TODAY, a multi-platform news and information media company, as well as more than 400 non-daily local publications in 30 states and Guam. USA TODAY ranks No. 1 in the industry in combined print and digital circulation, according to the Alliance for Audited Media. In addition, Gannett subsidiary Newsquest is one of the United Kingdom’s leading regional community news providers, providing its markets with 17 daily paid-for titles, more than 200 weekly print products, magazines and trade publications. Newsquest is also a digital leader in the U.K. where its network of web sites attracted more than 15 million unique users in December 2013.

Gannett also owns and operates a number of stand-alone digital subsidiaries, which are included in the company’s Digital Segment. The largest of these include CareerBuilder, Shoplocal and PointRoll. CareerBuilder is a global leader in human capital solutions, providing everything from labor market intelligence to talent management software and other recruitment solutions, with a presence in more than 60 markets worldwide and a focus on technology solutions and niche sites. CareerBuilder.com is the largest online job site in the U.S., measured both by traffic and revenue. Having served the market for almost twenty years, CareerBuilder is now benefiting from a history of building customer relationships, having gained market share for each of the last nine years.
The company generates revenues within its Broadcasting Segment through advertising, fees paid for retransmission of the company’s television signals on satellite and cable networks, and payments for other services, such as the production of advertising content. Advertising includes local advertising focused on the immediate geographic area of the stations, national advertising, and advertising on the stations’ web, tablet and mobile products. The company generates revenue within its Publishing Segment primarily through advertising and subscriptions to Gannett’s print and digital publications. Its advertising departments sell retail, classified and national advertising across multiple platforms including print, web sites, mobile, tablet and other specialty publications. CareerBuilder, the largest company in the Digital Segment, generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed by affiliated media organizations.
Gannett has made substantial progress in its digital transformation, which has fundamentally changed the way the company interacts with its audiences and advertisers. In step with changes in the media landscape, Gannett has used new technology to meet evolving consumer demands and create valuable new revenue streams. The company generates its digital revenues through online content subscription fees and advertising on its various digital platforms including more than 120 domestic web sites affiliated with its publishing and television markets, USA TODAY, Gannett Government Media and Gannett Healthcare Group. In December 2013, Gannett’s consolidated domestic Internet audience share increased nearly 20% from December of 2012 to over 65 million unique visitors reaching more than 29% of the Internet audience, according to comScore Media Metrix. USATODAY.com is one of the most popular news sites and the USA TODAY app is a top news app with more than 19 million downloads to date across iPad, iPhone, Android, Windows and Kindle Fire. USA TODAY mobile traffic continues to accelerate rapidly with monthly visitors increasing 89% in December from a year ago to approximately 24 million.
Most of the company’s digital offerings are deeply integrated with publishing or broadcasting product offerings, supported by shared infrastructure. As a result, many digital offerings are reported within the operating results of its Publishing and Broadcasting Segments. In addition, as more fully described under “Strategy,” and “Strategic Acquisitions,” Gannett has a number of initiatives underway supporting its digital transformation.

Strategy
2013 was a highly transformative year at Gannett as the company made major strides toward the achievement of its transformation goals, while remaining focused on the successful execution of its strategic growth initiatives, ensuring Gannett continues to evolve quickly with the ever-changing media landscape.
The company follows an ambitious business strategy integrated with a comprehensive capital allocation plan designed to leverage its strong brands, deep community ties, and financial strength. The strategy is centered on three themes:

•
Enhance local core news and marketing operations to make local franchises stronger and ties with the communities even deeper, thereby growing Publishing and higher growth, higher margin Broadcasting and Digital businesses;

•	Leverage hometown and brand advantages to accelerate growth by entering into or expanding high potential businesses; and

•	Optimize assets on an ongoing basis to maintain a strong financial profile to improve efficiency and effectiveness, and driving increased shareholder value.
Gannett’s portfolio was permanently changed through its acquisition of Belo Corp. in December 2013. This acquisition positions Gannett as a more diversified, higher-margin, higher growth multimedia business, adding deep connections in new markets while providing the company with strong financial, geographic and network diversification. As a result, Broadcasting now represents about 50% of the company’s overall cash flow and positions Gannett for sustainable growth and success in the digital age.
In connection with implementing its growth strategy in 2012, Gannett continued to pursue, and made significant progress on, a number of specific strategic initiatives which are integrated across all three of its business segments: Broadcasting, Publishing and Digital. Progress on these strategic initiatives, capital allocation plan, and strategic acquisitions and dispositions is highlighted below.
All Access Content Subscription Model: U.S. Community Publishing (USCP) continued to successfully enhance its All Access Content Subscription Model for its local media across the U.S. All subscriptions include full web, mobile, e-Edition and tablet access, with subscription prices that vary according to the frequency of print home delivery. Single-copy print editions continue to be sold at retail outlets. Since the implementation of the model, the company has achieved more than $100 million in operating income benefits. In 2013, USCP reported more than 1.6 million digitally activated subscribers, and USCP is making strides in acquiring digital-only subscribers as well. In some markets, particularly those with younger demographics, digital-only subscribers are approaching 10% of all accounts – and growing. In 2011, prior to the launch of the All Access Model, circulation revenues accounted for 29% of the division’s total revenue. In 2013, after the annual cycling of the launches, circulation revenues accounted for 35% of USCP total revenue.
Learnings from the All Access Content Subscription Model led to the creation of a USCP and USA TODAY pilot project at four local Gannett media organizations. The project provided local consumers with an enhanced news product that leverages Gannett’s unique ability to generate and distribute national content while enhancing its ever-important local hometown coverage. In addition to the local units enhancing their publications with more unique and robust local content, a local edition of USA TODAY is being included inside the print edition and e-Edition. The added USA TODAY edition

includes national News, Money and lifestyle content seven days a week. Also, USA TODAY’s Sports coverage is integrated into local sports sections and a Life edition is included every Sunday. On average, the integration is expected to result in approximately 70 new pages of content per week in print and e-Editions. Following the success of the initiative in the pilot markets, the company will roll out the project to an additional 31 local Gannett daily publications across the country in the first quarter of 2014.
Digital Relaunch & Mobile: The Digital Relaunch initiative focused on the deployment and continued enhancement of the company’s new content management, publishing and integration technology. The launch and roll out of the Gannett Digital platform helped drive editorial and advertising innovation in new smartphone and tablet applications and on desktop sites. Digital teams launched hundreds of enhanced digital products, and migrated toward a unified and streamlined production, programming and distribution system. A new content management system provides the connective tissue for all new products, enabling sharing of digital content company-wide, seamless live video programming, breaking news alerts and high-end creation and presentation of new, front-end storytelling designs. Major core product launches and back-end advertising product solutions allowed the redesigned and higher performing services to deploy across dozens of broadcasting and community publishing properties. The new products led to significantly increased user reach and digital news and information engagement. Unique visitors rose 13% year-over-year across divisions, according to comScore Media Metrix. By the end of 2013, Gannett was ranked in the top five for the News and Information category, up from the company’s No. 6 ranking in 2012.
In addition, as consumer consumption of video rapidly grows, Gannett is well positioned to expand its video-focused approach to delivering news and information. In 2013, the total number of video plays at Gannett increased 95% over the year earlier, to 485 million video plays across the company’s network of media properties. Helping to expand that capability is Gannett’s Video Production Center in Atlanta, which hosts, creates, collects, curates and distributes video from Gannett’s many news organizations and then disseminates that video across the company’s network.
USA TODAY Sports Media Group: USA TODAY Sports Media Group covers sports from the local high school level through college and professional teams and continues to build upon USA TODAY’s 30-year relationship with American sports fans. Its goal is to be the leading sports content provider by leveraging its national and local content, investing in original content, and acquiring additional distribution and content. In 2013, USA TODAY Sports Media Group continued to build new digital products and re-launch existing digital sports products, and maintain its place as one of the nation’s top five digital sports destinations with over 33 million unique visitors each month. The efforts below resulted in a 24% increase in comScore cross platform unique visitor traffic year over year, with significant mobile audience growth of 81% versus 2012. Group highlights included:

•
Launching “For The Win” (ftw.usatoday.com), the first mainstream sports media property focused exclusively on “social news,” and The Q (q.usatoday.com), a platform that delivers sports news to fans through curated analysis.

•
Re-launching growth sports sites The Big Lead (www.thebiglead.com), a fast-growing and highly social media property where breaking sports news and commentary combine with pop culture, Hoopshype (www.hoopshype.com), a popular destination for NBA breaking news, and MMA Junkie (www.mmajunkie.com) a popular mixed martial arts site.

•	USA TODAY High School Sports re-launched 39 local high school media sites across Gannett’s local properties, featuring video, text, photo, and social media capabilities.

•	USA TODAY Sports Images became the official photo partner of Major League Soccer (MLS) and its business and marketing subsidiary, Soccer United Marketing (SUM), as part of a multi-year agreement.

•	Expanded its Super Bowl ad-rating platform Ad Meter to The Year in Sports where fans vote in categories like Best Sports Marketing Campaign and Best Athlete Endorsement Ad.

USA TODAY Travel Media Group: The USA TODAY Travel Media Group expanded its focus beyond business travelers to all consumers in 2013. One way it expanded to a broader consumer audience was by launching five “Experience Travel” multiplatform products. The “Experience Travel” products help travelers make the most of their trip by giving them planning tools and information personalized to fit their lifestyle. The Experience Travel sites also offer interactive community-oriented functionality enabling readers to comment and share, and other features. The Travel Media Group also expanded its hotel relationship with The Point, a guest-facing digital news, information, travel utility and entertainment platform. The Point is paired with a hotel’s WiFi network as a means to provide real-time information and services to guests. In addition, the Travel Media Group further leveraged its 10Best travel media brand to more broadly include sports- and entertainment-themed content.
G/O Digital (Digital Marketing Services): Gannett launched a new brand, G/O Digital, for its digital marketing services organization. This new branding signals Gannett’s evolution as a full-service media and marketing company with a suite of best in class digital products. G/O Digital offers a one-stop shop of localized marketing solutions to national and small to medium-sized businesses. G/O Digital comprises Gannett’s full suite of digital marketing services, including marketing leaders Shoplocal, Key Ring, Deal Chicken and BLiNQ - and puts them to work in an integrated, complementary way to transform local marketing and connect advertisers with local consumers.
The market need for these integrated services was validated by the tangible results achieved in 2013. For example, Staples charged Gannett with creating a custom marketing campaign that increased in-store foot traffic and sales in just 12 weeks. G/O Digital provided a cost-efficient, turnkey solution that provided targeted messaging to consumers, helping Staples exceed its ambitious sales goals.
G/O Digital saw strong revenue traction from small to medium-sized business (SMB) customers with over 160% year-over-year growth driven by the strong partnership with U.S. Community Publishing and Broadcasting sales forces. Reflecting the deep commitment and expertise G/O Digital provides to its small and medium-sized clients, G/O Digital was named to Google Adwords™ Premier SMB Partner program, a select program offered to a small number of Google partners worldwide. G/O Digital also integrated BLiNQ and Key Ring offerings with the overall G/O Digital business.
BLiNQ Media won Facebook’s Preferred Marketing Developer Innovation award in 2013 for its LocalLiFT offering – an innovative social local product for retailers and brands that combines BLiNQ’s best-in-class social media advertising capabilities with Shoplocal’s unique content. This reinforces G/O Digital’s strategy to differentiate BLiNQ Media as “leader in local social marketing” with unique local solutions by leveraging Gannett assets.

Key Ring launched a new version of its mobile application that expands Key Ring functionality from “Loyalty” to “Shopping Utility” and includes new functionality such as shopping lists, weekly sales listings for all retailers in ZIP code, and expanded coupon offers. This new functionality leverages content from Shoplocal, Deal Chicken and Clipper.
Gannett Publishing Services: In 2013, Gannett Publishing Services (GPS) completed its second year of operations as the centralized circulation, ad production, print and packaging operations, and consumer sales and service functions for all of Gannett’s domestic publishing operations. GPS provides printing services in 39 U.S. locations. In addition to providing an efficient, cost-effective print platform, this allows Gannett publishers to focus on strengthening the core elements of their local business - which are providing valued news and information, building advertising sales and expanding their strong community ties. GPS continues to generate new revenue opportunities by leveraging its existing assets in third-party ad production, printing and packaging services, and distribution services as an integrated nationwide business.
During 2013, GPS reduced annualized distribution costs, production costs and customer call center costs by over $30 million as a result of automation and other efficiency efforts.
Sourcing: The Sourcing initiative focuses on further leveraging company-wide spending in key procurement categories and driving areas of opportunity for savings from contract renegotiations, increased efficiencies of operational shifts, and policy and system enhancements to fully leverage the size and scale of the company for savings across all divisions. The goal of this initiative is to continually review patterns of consumption and find efficient productive ways of doing business through centralized sourcing and procurement from negotiated partner agreements. In 2013, these efforts resulted in 8% cost reduction in specifically targeted spending categories.
Space Consolidation: In 2013, Gannett’s efforts to optimize its physical footprint continued to progress very successfully. The company sold several facilities and consolidated expiring leases. The real estate team is continually focused on portfolio optimization which includes selling older, underutilized buildings, relocating to more efficient, flexible, digitally oriented office space, reconfiguring spaces to take advantage of leasing and subleasing opportunities, and combining operations where possible. Since the beginning of 2012, the company has sold 25 properties consisting of approximately 1 million square feet of office space and more than 100 acres of excess land. Recent examples include The Des Moines Register moving from a nearly 100-year old building of approximately 225,000 square feet to a state-of-the-art, digital media facility in leased office space of 79,000 square feet, and The Indianapolis Star’s announcement that it will sell its 100-year old building of approximately 325,000 square feet and relocate to smaller, more efficient and digitally-oriented leased space.
Capital Allocation: Gannett’s approach to capital allocation is a key source of financial strength in support of current initiatives as well as providing flexibility for future opportunities. In June 2013, Gannett announced an extension of its share buyback program replacing its existing remaining share repurchase authorization with a new $300 million authorization expected to be completed within two years. During 2013, the company repurchased 4.9 million shares for approximately $117 million at an average price of $23.59 per share. The company also will continue its existing dividend payment program, currently at an annualized rate of $.80 per share.

Strategic Acquisitions and Dispositions
Strategic acquisitions are a key component of the company’s strategy to grow its higher-margin businesses, and to accelerate growth by entering into or expanding high potential businesses across all of the company’s segments.
As highlighted earlier, Gannett’s acquisition of Belo Corp. in December 2013 expanded the number of Gannett’s television stations to 43 from 23, including seven stations serviced by Gannett under shared services and similar arrangements.
The company is now the largest independent station group of major network affiliates in the top 25 markets, with 21 stations in those markets. Excluding owner operators, Gannett is now the largest owner of CBS affiliates and expands its NBC affiliate group, which is already No. 1. Gannett also is the No. 4 ABC affiliate group.
Following the Belo acquisition, Gannett’s Broadcasting Segment is projected to contribute more than half of the company’s total operating cash flow in 2014 and beyond, and the Digital and Broadcasting Segments combined are expected to contribute nearly two-thirds.
Subsidiaries of Gannett and Sander Media, a holding company that has a station-operation agreement with Gannett, agreed to sell KMOV-TV in St. Louis, MO, to media company Meredith Corporation (Meredith). Under a separate agreement, subsidiaries of both companies also have agreed to sell Meredith two other stations, KTVK-TV and KASW-TV in Phoenix, AZ. The purchase price for the three stations is $407.5 million.
Also in 2013, Gannett partnered with Generation Partners, a private equity firm with extensive experience in growth-oriented investments, to fund the continued growth and expansion of the Captivate Network. As a result, Captivate Network is now a separate company co-owned by Gannett and Generation. Founded in 1997 and wholly owned by Gannett prior to the new partnership, Captivate operates an IP-enabled digital place-based media network with over 10,000 screens across more than 1,000 commercial office buildings in the U.S. and Canada. This partnership will provide Captivate with the necessary capital and strategic focus to drive growth in the coming years.
In the Digital Segment, CareerBuilder made a number of strategic acquisitions to expand and diversify its business, enabling it to offer the human capital data, software, and advertising solutions in a bundle that no other competitor in the marketplace has. These acquisitions include Oil and Gas Job Search, the oil and gas industry’s leading online job site outside North America, headquartered in Manchester, England, supporting job postings worldwide. CareerBuilder also continued to expand in the Asia market with the acquisition of Vietnam Online Network (KiemViec.com & HR Vietnam). KiemViec.com is Vietnam’s second largest career site by revenue, and first by number of registered users. HR Vietnam specializes in recruitment services and human resource solutions for employers.
These acquisitions built upon investments made in 2012, which included the acquisition of a controlling interest in EMSI, an economic software firm that specializes in employment data and labor market analysis. EMSI collects and interprets large amounts of labor data, which is used in work force development and talent strategy. Also in 2012, CareerBuilder acquired: JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany; JobsCentral, a leading jobs board in Singapore that also has a fast-growing presence in Malaysia; Ceviu, which is the leading information technology job board in Brazil; and Top Language Jobs, Europe’s number one language specialist recruitment job portal, operating the largest global network of job boards dedicated to multilingual job seekers looking for work internationally.

Other recent acquisitions have been targeted at expanding the depth and breadth of the company’s digital offerings through smart investments. They have enabled Gannett to generate valuable new revenue streams by offering a full complement of products to advertisers. These include Gannett’s purchase in 2012 of BLiNQ Media, LLC, a leading global innovator of social engagement advertising solutions for agencies and brands. BLiNQ helps companies advertise and engage with consumers on Facebook and other social networks. In addition, Gannett acquired Mobestream Media, developer of the Key Ring consumer rewards mobile platform (Key Ring), which is available on all major smartphones. Consumers download the free Key Ring application to scan and store existing loyalty cards, join new rewards programs, get mobile coupons and other promotional offers delivered to their smartphones. The 2012 acquisition of Rovion, whose primary product is Ad Composer, provided the company with a self-service technology platform that enables the full development and deployment of rich media and mobile HTML5 ads.
Also in 2012, the company acquired the assets of Fantasy Sports Ventures/Big Lead Sports, a leading sports digital site. This business is an important addition to the USA TODAY Sports Media Group, positioning it as one of the top five sports sites on the web.

General Company Information
Gannett was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. The company listed shares publicly for the first time in 1967. It reincorporated in Delaware in 1972. The company’s 228 million outstanding shares of common stock are held by approximately 7,600 shareholders of record in all 50 states and several foreign countries. Gannett’s headquarters is in McLean, VA, near Washington, DC.

Business Segments
The company has three principal business segments: Broadcasting, Publishing and Digital. Operating revenues and income from web sites, mobile and tablet products associated with publishing operations and broadcasting stations are reported in the Publishing and Broadcasting Segments, respectively.
Financial information for each of the company’s reportable segments can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Broadcasting Segment
Gannett Broadcasting’s 2013 was a year of strategic changes. On Dec. 23, 2013, Gannett acquired Belo Corp., which, like Gannett, values quality, award-winning journalism, operational excellence and strong brand leadership. At the end of 2013, the company’s broadcasting division, headquartered in McLean, VA, included 43 television stations, either owned or serviced through shared service agreements or other similar agreements. Stations in the company’s broadcasting division cover 30% of the U.S. population in markets with nearly 35 million households.
The primary sources of the company’s broadcasting revenues are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are particularly seasonal with peaks occurring in even years (e.g. 2012, 2010) and particularly in the fourth quarter of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry the company’s television signals on their network; 4) digital revenues which encompass advertising on the stations’ web and tablet and mobile products; and 5) payments by advertisers to television stations for other services, such as the production of advertising material.

The advertising revenues generated by a station’s local news programs make up a significant part of its total revenues. Advertising rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local population, the concentrations of retail stores, local economic conditions in general, and the popularity of the station’s programming. As the market fluctuates with supply and demand, so does the station’s pricing. Almost all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.
Generally, a network provides programs to its affiliated television stations and sells on its own behalf commercial advertising for certain of the available ad spots within the network programs. The company’s television stations produce local programming such as news, sports, and entertainment.
Retransmission consent agreements: Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcasting satellite operators to carry the station’s signal or (2) enter into retransmission consent negotiations for carriage. At present, the company has retransmission consent agreements with the majority of cable operators and the primary satellite providers for carriage of its television stations. The company has retransmission agreements with several major telecommunications companies.
Revenue from television retransmission fees has increased steadily in the last several years, better reflecting the value of the content that Gannett Broadcasting provides. The year-over-year increases for 2013 and 2012 were 52% and 21%, respectively. While core advertising still represents a majority of broadcasting revenues, the contribution from retransmission revenues continues to grow.
In 2013, the company completed retransmission negotiations with several providers. These are multi-year agreements that provide the company with significant and steady revenue streams. As a result, retransmission revenues are expected to grow significantly in 2014 and beyond.
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
Gannett television stations led the way in covering major news events during 2013. From the inauguration of the president and the naming of a new Pope, to the wildfires in the west, Gannett Broadcasting provided outstanding news coverage on-air, online, for mobile devices and in social media. The division also focused on working closely with USA TODAY and USCP to develop and enhance content for consumers.
For example, for the inauguration of President Obama, WUSA in Washington, DC, worked with USA TODAY and CBS to bring viewers 15 ½ hours of continuous coverage. WUSA was the only local station to stream the day’s events to mobile devices and coverage was made available to USA TODAY and all other Gannett media properties.
In addition, when a new Pope was elected, WUSA, KSDK in St. Louis, MO, and WGRZ in Buffalo, NY, reported live from Rome and shared their work across the entire company.
Likewise, following the Boston Marathon bombings, Gannett Broadcasting responded quickly both on-air and in social media, dispatching news crews from WUSA, KUSA in Denver, KPNX in Phoenix, and WCHS in Portland, ME, to Boston to cover the unfolding story and provide live-stream breaking news for all Gannett properties, including web and mobile device apps.
Other major stories captured both national and local interest, including extensive wildfires in Colorado and Arizona. Gannett Broadcasting quickly sent additional crews to assist local station coverage and worked closely with USA TODAY and USCP to share content and provide live streaming of coverage.
Advocacy continues to be an important focus for Gannett Broadcasting. For instance, KUSA helped raise more than $1 million for flood victims in Colorado. WTLV and WJXX, First Coast News in Jacksonville, FL, helped provide free dental care for the working poor. WBIR in Knoxville, TN, built a new home for a local charity while WLTX in Columbia, SC, remodeled a home with Habitat for Humanity. Broadcasting collectively made a difference in Gannett’s local communities also by participating in USA WEEKEND’s national Make A Difference Day. These are just a few examples of how the company’s purpose is fulfilled by Gannett’s television stations.
Gannett Broadcasting also finalized the rollout of a new graphics and music package leveraging USA TODAY’s signature color-coding system, which has been well received by viewers. The Broadcasting Segment has also been recognized for its innovative approach to displaying upcoming stories at the bottom of the screen, which is seen as a real differentiator with viewers. Gannett stations started the rollout of a new graphics play-out device with custom-written software that makes workflow faster and more efficient.
Gannett Broadcasting won numerous national and local awards in 2013. Dave Lougee, president of Gannett Broadcasting, was honored by the Radio Television Digital News Association (RTDNA) with a First Amendment Leadership Award. The award is given annually by the Radio Television Digital News Foundation to a leader who has made significant contributions to the protection of the First Amendment and freedom of the press.
KUSA’s Patti Dennis was named News Director of the Year by Broadcasting and Cable Magazine. In addition, Gannett Broadcasting, including the former Belo stations, was honored with six National and 74 Regional Edward R. Murrow Awards. Both represent the largest number of awards for any broadcast group. At the national level, KUSA and KARE received two awards each, and WFAA and WTSP each won one award. Gannett Broadcasting stations also received hundreds of nominations and awards in the Regional Emmy and AP contests conducted throughout the United States. KARE and KUSA were both recognized with Walter Cronkite Awards for outstanding work in Political Reporting and WFAA was recognized with a Gerald Loeb Award for excellence in business journalism.
Competition: In each of its broadcasting markets, the company’s stations and affiliated digital platforms compete for revenues with other network-affiliated and independent television broadcasters and with other advertising media, such as radio broadcasters, cable television, newspapers, magazines, direct mail, out-of-home advertising and Internet media. Other sources of present and potential competition for the company’s broadcasting properties include home video and audio recorders and players, direct broadcasting satellite, low-power television, Internet radio, video offerings (both wire line and wireless) of telephone companies as well as developing video services. The stations also compete in the emerging local electronic media space, which includes Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities associated with DTV and the new Internet-enabled television. The company’s broadcasting stations compete principally on the basis of their audience share, advertising rates and audience composition.

The Broadcasting Segment continues to focus on increasing engagement on all platforms with local customers. As was the case the last several years, Gannett television stations saw growth in digital metrics as the stations’ content remains in high demand and product improvements continue to be favorably received by consumers. Overall in 2013, mobile saw tremendous growth with mobile visitors increasing 65%, mobile page views up 72% and mobile video plays up 190%. Desktop website and mobile app product improvements for Gannett’s local stations are driving higher engagement with consumers on these platforms. Mobile traffic data includes tablets and the company expects greater consumer adoption with increased tablet penetration.
Broadcasting is positioned to maximize engagement through social media. The synergistic relationship between social media and television is strong and research suggests social media engagement can have a positive impact on television viewing consumption. From major sporting events such as the Super Bowl and March Madness, to signature television events like the Grammy or Academy Award shows, to national breaking news events like the Navy Yard shooting or the Boston bombing, to local news events, social media influenced what people watched, what they shared and what they talked about. Gannett Broadcasting Facebook fans increased 54% in 2013 and Twitter followers were up 66% as a result of increased engagement.
Regulation: The company’s television stations are operated under the authority of the FCC, the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC Regulations).
Television broadcast licenses are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. The company believes it is in substantial compliance with all applicable provisions of the Communications Act and FCC Regulations. The company continues to file license renewal applications for its stations, including for several stations with license renewal applications pending from the last round of license renewals, and it expects these renewals to be granted in the ordinary course.
FCC Regulations also limit concentration of broadcasting control and regulate network and local programming practices. FCC Regulations governing multiple ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). In addition, the Communications Act includes a national ownership cap under which one company is permitted to serve no more than 39% of all U.S. television households.  The market reach of stations that broadcast on UHF channels is discounted by 50% (the “UHF discount”).  The company’s 36 television stations (excluding seven stations currently serviced by Gannett under shared services and similar arrangements) reach approximately 23% of U.S. television households, applying the UHF discount. The FCC has proposed repeal of the UHF discount, and that proceeding remains pending.  Without applying the UHF discount, Gannett’s national reach would be approximately 28%. FCC Regulations permit common ownership of two television stations in the same market in certain defined circumstances, provided that at least one of the commonly owned stations is not among the market’s top four rated stations at the time of acquisition and at least eight independent media “voices” remain after the acquisition.

FCC Regulations prohibit a television station owner from owning a daily newspaper in cases where the station’s contour encompasses the newspaper’s city of publication. In 2007, the FCC granted a permanent waiver authorizing the company’s continued ownership of both KPNX-TV and The Arizona Republic in Phoenix, AZ. The FCC has commenced a new review of its ownership rules in 2010, as it is required to do every four years. In 2011, the FCC had proposed to retain the local television ownership rule, and proposed a modest relaxation of the newspaper/broadcast rule. The current chair of the FCC has stated opposition to any modification of the cross-ownership rule, and is likely to release an order determining that certain joint sales agreements between stations will be treated as attributable ownership interests, and a further notice of proposed rulemaking seeking comment about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the ownership rules. An order in this proceeding is expected in 2014. Gannett is a party to shared services agreements with certain third parties that own stations in markets where Gannett also owns television stations and/or daily newspapers. The company cannot predict whether or how the FCC’s rules in this area may change, or whether it will grandfather existing agreements should it change the rules.
Congress and the FCC are considering possible changes to the Communications Act and to the statutory cable and satellite copyright regime, and to other FCC Regulations, respectively, including the rules concerning good faith negotiation of retransmission consent (which govern cable and satellite operators’ carriage of the signals of the company’s stations); and the rules and policies concerning the specific amount and type of public-interest programming required to be carried by broadcasting stations to satisfy their license obligations and requirements concerning the disclosure of such programming efforts. In addition, as authorized by and pursuant to certain requirements established by Congress, the FCC is seeking comment on rules to govern a “repacking” of the television spectrum. The repacking may entail television stations moving to different channels, having smaller service areas, and/or accepting additional interference. Congress has required that the FCC make “all reasonable efforts” to preserve the coverage area and population served of full-power and Class A television stations. The FCC has an open proceeding seeking comment on the interpretation of this requirement and other issues related to the repacking. The legislation authorizing the repacking establishes a $1.75 billion fund for reimbursement of costs incurred by stations that are required to change channels in the repacking. The rules concerning how the reimbursement process will work have not yet been established.
Services such as Aereo and FilmOn X provide their subscribers with streaming content from television stations, over the Internet. Litigation is ongoing over the claims of certain broadcasters and networks that such services, which are offered without broadcasters’ consent, violate copyright law. The Supreme Court has agreed to hear an appeal of the Second Circuit’s decision affirming a district court decision to deny a preliminary injunction against Aereo.

Publishing Segment
The company’s publishing business includes 82 U.S. daily publications, including USA TODAY, and more than 400 non-daily local publications in 30 states and Guam. In the U.K, through its Newsquest subsidiary, the company also produces 17 daily paid-for publications and more than 200 weekly publications, magazines and trade publications. All of the company’s local publishing operations and affiliated digital products are fully integrated with shared support, sales and service platforms. Other businesses that are an integral part of the publishing business include:

•	USA WEEKEND, a weekly magazine carried by more than 760 local publishers with an aggregate circulation reach of more than 22 million.

•
Clipper Magazine, a direct mail advertising magazine that publishes hundreds of local market editions under the brands Clipper Magazine, Savvy Shopper and Mint Magazine in 29 states to more than 27 million.

•	Gannett Government Media, a worldwide multimedia business with digital, print and broadcast media properties focused on government, military and defense technology audiences.

•
Gannett Healthcare Group, which publishes magazines specializing in news, continuing education opportunities and employment opportunities, reaching nurses and allied health professionals nationwide. Its web sites, GannettHG.com, Nurse.com and TodayinPT.com, feature news, continuing education opportunities and information about employment opportunities for allied health professionals. Gannett Healthcare Group also operates Gannett Education, which delivers continuing education opportunities to nurses and allied health professionals and includes GannettEducation.com, ContinuingEducation.com and PearlsReview.com, an online nursing certification and continuing education web site.

The USCP division and USA TODAY are headquartered in McLean, VA, and the company’s U.K. operations are managed from Weybridge, England.
Affiliated digital products of the company’s U.S. publications, including USA TODAY, reach more than 38 million unique visitors monthly.  The print products reach more than 10 million readers every weekday and more than 12 million readers every Sunday. Together they provide critical news and information from neighborhoods, the nation and the globe.
USA TODAY ranks No. 1 in the industry in combined print and digital circulation, according to the Alliance for Audited Media’s September 2013 Publisher’s Statement, with total daily circulation of 2.9 million which includes daily print, digital replica and digital non-replica. USA TODAY was introduced in 1982 as the country’s first national, general-interest daily publication. In 2013, it solidified its position as a leader in digital content. A completely re-imagined set of digital products led to an increase in page views of 66%, a 21% increase in unique visitors and 19% Internet reach. During 2013, USATODAY.com hosted on average more than 24 million unique visitors, with over 67 million visits and 281 million page views per month. USA TODAY mobile page views increased 29% year over year, to more than 6.15 billion page views in 2013.
Newsquest’s digital audience increased substantially during 2013, with audited average daily unique users rising by 35% to 687,000. The heraldscotland.com was named by ABC as the U.K.’s fastest growing news web site, while Newsquest Specialist Media was declared the U.K.’s B2B Digital Publisher of the year by the Periodical Publishers Association.

USA TODAY is produced at facilities in McLean, VA, and transmitted digitally to offset printing plants around the country. It is printed at Gannett plants in 13 U.S. markets and commercially at offset plants owned by other print providers in 23 other U.S. markets.
The publication of non-daily products continued to be an important part of Gannett’s market strategy for 2013. The company produces non-daily publications in the U.S. including glossy lifestyle magazines, community publications and publications focused on one topic, such as health or cars.
The company’s strategy for non-daily publications is to appeal to key advertising segments (e.g., affluent women, women with children or young readers). Non-daily products help print operations increase overall impressions and frequency for advertisers looking to reach specific audience segments or in some cases, like community weeklies, provide a lower price point alternative for smaller advertisers with specific geographic targets, thus helping to increase the local media organization’s local market share.
Audience research: As Gannett’s publishing businesses relentlessly pursue their mission to meet consumers’ news and information needs anytime, anywhere and in any form, the company remains focused on an audience aggregation strategy. The company considers the reach and coverage of multiple products in its communities and measures the frequency with which consumers interact with each Gannett product.
Results from 2013 studies in 10 of the company’s local domestic publishing markets conducted by Thoroughbred Research Group indicate that Gannett local media organizations reach more than two in three adults each week - and nearly eight in 10 each month. Under the All Access Content Subscription Model rolled out to 78 sites during 2012, more than half of readers access Gannett content on two or more platforms.
The company has gathered audience aggregation data for 53 Gannett markets and will continue to add more data in 2014. Aggregated audience data allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers and the most effective product combination and frequency. This approach enables the company to increase its total advertising revenue potential while maximizing advertiser effectiveness.
In addition to the audience-based initiative, the company continues to measure customer attitudes, behaviors and opinions to better understand customers’ digital use patterns and use qualitative research with audiences and advertisers to better determine their needs. In 2009, the USCP research group launched an ongoing longitudinal study to measure audience and consumer satisfaction in key markets. To date, the group has conducted nearly 33,000 interviews for the study.
Advertising: The company has advertising departments that sell retail, classified and national advertising across multiple platforms including print, online, mobile, tablet and niche publications. The company has a national ad sales force focused on the largest national advertisers and a separate sales organization to support classified employment sales - the Digital Employment Sales Center. Additionally, G/O Digital provides marketing specialists to small and medium-sized businesses, and Gannett Client Solutions groups provide customized marketing solutions. The company also has relationships with outside representative firms that specialize in the sale of national ads.
Retail display advertising is associated with local merchants or locally owned businesses. In addition, retail includes regional and national chains - such as department and grocery stores - that sell in the local market.

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
Proprietary research indicates that local and national advertisers find it challenging to manage the complexity of their marketing investments. They are seeking to reach an increasingly elusive audience and are struggling to influence attitudes and behavior at each stage of the purchase path. To help advertisers solve that, a refined approach to media planning was created to present advertisers with targeted, integrated solutions. The planning process leverages the company’s considerable advantage in data analysis and secondary research. The result is a tailored media/marketing plan where the individual elements work in concert to amplify and reinforce the advertiser’s message.
In addition, USCP continues to use online reader panels in 18 markets to measure advertising recall and effectiveness, article response, and identify consumer sentiment and trends. The reader panels include more than 30,000 opt-in respondents who have provided valuable feedback on more than 8,100 advertisements and 5,800 news articles. This capability allows sales staff in markets to provide deeper insights and return-on-investment metrics to advertisers.
The company’s consultative multi-media sales approach has been tailored to all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this sales approach, the company has intensified its sales and management training and improved the quality of sales calls. Digital product integration, sales pipeline management and a Gannett five-step consultative sales process were focus areas in 2013, with formal training delivered in all Gannett markets. Front-line sales managers in all USCP markets participated in intensive training to help them coach their sales executives for top performance.
Online operations: In support of the All Access Content Subscription Model, the company invested in a significant expansion of mobile offerings across local markets, including native applications for iPhone and Android smartphones and iPads and tablet-optimized web sites. The mobile audience at the company’s local domestic publishing markets continued to grow in 2013, ultimately making up 13% of total page views, with mobile web sites and the native iPhone applications leading the way.
Through the All Access Content Subscription Model, the company made a clear commitment to provide consumers with the content they most want on the devices they use to access news and information about their local communities. Mobile page views increased 4% and mobile visitors increased 11% in 2013 on a year-over-year basis.
In 2013, the company implemented a social media content management software tool to ensure the division’s journalists and marketing and customer service teams could more effectively manage multiple social media profiles and significantly increase their responsiveness and engagement with consumers.

Gannett continues to enjoy a long-standing relationship of trust in local business communities. Its advertising sales staff delivers solutions for its customers and helps small and medium-size businesses navigate the increasingly complex and diverse world of digital marketing. In 2013, the company further expanded its G/O Digital suite of products and continued its partnership with Yahoo! to offer more digital solutions to advertisers. Through this, Gannett is able to offer its customers expanded digital reach.
The overriding objective of the company’s online strategy is to provide compelling content that best serves its customers. A key reason customers turn to a Gannett digital platform is to find local news and information. The credibility of the local media organization, a known and trusted information source, includes its digital platforms (tablet, mobile applications and its web site) and differentiates these online sources from competing online products. This allows Gannett’s local media organizations to compete successfully as information providers.
A second objective in the company’s online business development is to leverage the natural synergies between the local media organizations and local digital platforms. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive advantages for Gannett. The company’s strategy is to use these advantages to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the local media organization.
GMTI builds, manages and maintains the cloud infrastructure that supports the desktop, mobile and native app digital presence associated with Gannett’s U.S. newspaper and television businesses. GMTI partners with Gannett development teams to design applications and deliver platform enhancements in accelerated, iterative cycles with stringent quality standards.  GMTI also provides application support and training for Gannett staff across the country.
Circulation: USCP delivers content in print and online, via mobile devices and tablets. In a trend generally consistent with the domestic publishing industry, circulation volume declined in 2013. However, year over year USCP circulation revenues increased 3% and digital access increased across all publications, driven by the All Access Content Subscription Model. USCP’s All Access Content Subscription Model has more than 1.6 million digitally activated subscribers, enabling them easy access to content-rich products.
EZ Pay, which enhances subscriber retention rates, grew from approximately 59% at the end of 2012 to 64% in 2013 across all USCP sites.
For USCP, single copy represents approximately 15% of daily and 24% of Sunday net paid circulation volume.
The single copy price of USA TODAY at newsstands and vending machines was $2.00 in 2013 (price increased September 2013). Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is available in many markets. Approximately 83% of its net paid circulation results are from single-copy sales at newsstands, vending machines or provided to hotel guests. The remainder is from home and office delivery, mail, educational and other sales.
At the end of 2013, 71 of the company’s domestic daily publications, including USA TODAY, were published in the morning, and 11 were published in the evening.

Production and distribution: In 2011, Gannett Publishing Services, or GPS, was formed to improve the efficiency and reduce the cost associated with the production and distribution of the company’s printed products across all divisions in the U.S. GPS directly manages all of the production and circulation operations for all of Gannett’s domestic publishing operations including all community newspapers and USA TODAY.
GPS leverages Gannett’s existing assets, including employee talent and experience, physical plants and equipment, and its vast national and local distribution networks. GPS is responsible for imaging, ad production, internal and external printing and packaging, internal and external distribution, consumer sales, customer service and direct marketing services.
The Gannett Imaging and Ad Design Centers (GIADC) serve 79 publishing properties, including all USCP dailies with the exception of Guam and Detroit. In addition to the USCP sites, the GIADC also provides services to USA TODAY and Gannett Broadcasting properties and completes special projects for other internal businesses. GIADC is utilized for commercial imaging and/or ad production by 34 external customers.
By the end of 2013, almost all USCP and USA TODAY employees were utilizing a common content management system. The common content management system enables communication and collaboration needed to build strong design remotely. The studios are operationally efficient while enhancing design in publications across the company.
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
Competition: The company’s publishing operations and affiliated digital platforms compete with other media and digital ventures for advertising. Publishing operations also compete for circulation and readership against other professional news and information operations and amateur content creators. Very few of the company’s publishing operations have daily competitors that are published in the same city. Most of the company’s print products compete with other print products published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising, telephone directories, e-mail marketing, web sites and mobile-device platforms. Newsquest’s publishing operations are in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.

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
Environmental regulation: Gannett is committed to protecting the environment. The company’s goal is to ensure its facilities comply with federal, state, local and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations. The company is one of the industry leaders in the use of recycled newsprint, increasing its purchase of newsprint containing recycled content from 42,000 metric tons in 1989 to 152,023 metric tons in 2013. During 2013, 38% of the company’s domestic newsprint purchases contained recycled content, with an average recycled content of 32%. Additional information about the company’s environmental and sustainability initiatives can be found on page 13.
The company’s operations use inks, solvents and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. The company retains a corporate environmental consultant who, along with internal and outside counsel, oversee regulatory compliance and preventive measures. Some of the company’s subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation. Additional information about these matters can be found in Part I, Item 3, Legal Proceedings, in this Form 10-K.
Raw materials: Newsprint, which is the basic raw material used in print publication, has been and may continue to be subject to significant price changes from time to time. During 2013, the company’s total newsprint consumption was 404,173 metric tons, including consumption by USA WEEKEND, USA TODAY, tonnage at non-Gannett print sites and Newsquest. Newsprint consumption was 11% less than in 2012. The company purchases newsprint from 20 domestic and global suppliers.
In 2013, global newsprint supplies were adequate. The company continues to moderate newsprint consumption and expense through press web-width reductions and the use of lighter basis weight paper. The company believes that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of its publishing operations.
Joint operating agencies: The company’s publishing subsidiary in Detroit participates in a joint operating agency (JOA). The JOA performs the production, sales and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit JOA are fully consolidated along with a charge for the minority partner’s share of profits. The company has a 50% partnership interest in a JOA in Tucson, AZ, which provides service to a non-Gannett publication in the city. The company’s share of results for the Tucson operations are accounted for under the equity method, and are reported as a net amount in “Equity income in unconsolidated investees, net.”

Digital Segment
The largest businesses within the company’s Digital Segment are CareerBuilder, PointRoll and Shoplocal.
CareerBuilder is the global leader in human capital solutions, helping companies target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the most revenue.
Headquartered in Chicago, IL, CareerBuilder and its subsidiaries operate in the U.S., Europe, Canada, Asia and South America. Its sites, combined with its partnerships, give CareerBuilder a presence in more than 60 markets worldwide.
CareerBuilder offers a wide array of services from labor market intelligence to talent management software and other recruitment solutions. Most of the revenues are generated by its own sales force but substantial revenues are also earned through sales of employment advertising placed with CareerBuilder’s owners’ affiliated media organizations.
In 2013, CareerBuilder acquired KiemViec.com & HR Vietnam (collectively Vietnam Online Network or VON), headquartered in Ho Chi Minh City, Vietnam. KiemViec.com is one of Vietnam’s largest career sites. HR Vietnam specializes in recruitment services and human resource solutions for employers. Together, CareerBuilder and VON will bring Vietnam’s employers and workers a broader range of recruitment and job search resources. During 2013, CareerBuilder also acquired Oil and Gas Job Search (OilandGasJobSearch.com), continuing its expansion of niche online job search platforms. Oil and Gas Job Search, headquartered in Manchester, England, is the oil and gas industry’s leading online job site outside North America with job postings worldwide.
CareerBuilder is changing the way companies source, engage and re-engage talent. The company’s Talent Network solution is an “always-on” recruiting engine that leverages SEO and popular destinations like recruitment sites to match the right candidates with open positions and help businesses build a pipeline of active and passive candidates for current and future openings.
In 2012, CareerBuilder acquired EMSI, which collects and interprets large amounts of employment data which is used in workforce development and talent strategy. CareerBuilder is leveraging the EMSI acquisition to enhance their workforce analytics platform, creating an unmatched repository of historical and real-time labor information.
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
Shoplocal is the leader in turnkey local, at scale interactive marketing that turns content into commerce for national retailers, brands and agencies. Shoplocal offers a complete suite of innovative digital advertising solutions to connect with shoppers along the path to purchase, driving measurable in-store sales and ROI. Shoplocal partners with more than 100 of the nation’s top retailers, including CVS, Kohl’s, Lowe’s, Macy’s, Publix, Staples, Target, Walmart and Walgreens, to deliver localized promotions to shoppers at national scale through online circulars, display advertising, search, social media, digital out of home and mobile. Shoplocal is headquartered in Chicago, IL.
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
For PointRoll, the market for rich media advertising technology solutions is highly competitive. Competitors include divisions of larger public media and technology companies, and several earlier-stage independent rich media, dynamic ad, video, mobile, and social advertising technology specialists. The barriers to entry in the rich media market are moderate. Recent trends include the shift towards audience-centric, exchange-based media buying, entry of dynamic ad generation specialists, the move towards automated creative design tools, and the shift toward video content online with associated in-stream advertising opportunities. Increasingly, marketers and their agencies are looking for advertising technology providers that can scale across media platforms, including rich media, video and mobile. PointRoll’s ability to maintain and grow its customer base and revenue depends largely on its continued product innovation, level of service quality, depth of marketing analytics and ultimately the effectiveness of its rich media advertising and resulting customer satisfaction.
For Shoplocal, the market for digital store promotions is highly competitive and evolving as digital media transforms marketing programs. Shoplocal competitors in the online circular space are few. Media fragmentation continues to challenge retailers and Shoplocal is well positioned to deliver solutions to meet this challenge. Shoplocal anticipates continued benefit from growth in online-influenced offline retail sales (which Forrester Research projects to exceed $1.42 billion in 2014). The scale of Shoplocal’s proprietary retail database and its established distribution partnerships is a source of advantage in this space. Shoplocal enables delivery of all types of promotional content to any digitally connected device across all platforms, a key factor with the continued surge in mobile and social usage among consumers.

Regulation and legislation (impacting Digital Segment businesses and digital operations associated with Publishing and Broadcasting businesses): The U.S. Congress has passed legislation which regulates certain aspects of the Internet, including content, copyright infringement, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, user privacy and intellectual property ownership. With respect to user privacy, the legislative and regulatory proposals could regulate behavioral advertising, which specifically refers to the use of user behavioral data for the creation and delivery of more relevant, targeted Internet advertisements. Some Gannett properties leverage certain aspects of user behavioral data in their solutions.

Employees
At the end of 2013, the company and its subsidiaries had approximately 31,600 full-time and part-time employees including 2,600 for CareerBuilder and 2,250 employees from the Belo acquisition.

	2013	2012
Broadcast	4,800	2,600
Publishing	23,000	24,800
Digital	3,000	2,500
Corporate	800	800
Total company	31,600	30,700

Approximately 10% of those employed by the company and its subsidiaries in the U.S. are represented by labor unions. They are represented by 78 local bargaining units, most of which are affiliated with one of eight international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing and broadcasting industries. The company does not engage in industry-wide or company-wide bargaining. The company’s U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.

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
Gannett has reduced green house emissions by using newsprint vendors who practice sustainability, switching to light-weight newsprint, and reducing the size of the newspapers printed.
The company also is focused on being energy efficient. Its headquarters building received the Leadership in Energy and Environmental Design (LEEDS) EB certification, and the company has relocated many employees in other facilities to newer, more energy efficient offices.
Gannett has installed more energy efficient systems and appliances in many of its buildings. In 2013 alone, Gannett’s energy efficiency program resulted in a reduction of more than five million kilowatt hours of annual electricity use. For 2014, Gannett has identified new projects estimated to reduce power consumption by another 10 million kilowatt hours annually.
The Gannett Green Operating Employee Group serves as a forum to review and recommend “green” ideas and practices. The group maintains an intranet site that provides an accessible, informative and interactive resource highlighting new and innovative green best practices which help Gannett businesses and properties develop more sustainable operating practices.
Many of Gannett’s media organizations cover environmental and sustainability issues. A good example is USA TODAY, which in 2013 did a recurring series on climate change. Many stories from this series were also shared across Gannett through the USA TODAY Network National News Desk.
Make A Difference Day, created by USA WEEKEND, is the nation’s largest day of volunteering. For more than 20 years, the group has mobilized millions of people across the U.S. for this national day of service. Together with its hundreds of carrier newspapers and longstanding partners, USA WEEKEND rallies millions of people to help improve their communities. Volunteer efforts often include environmentally beneficial projects such as planting trees or gardens, cleaning up trash and planting sod.
The Gannett Foundation supports non-profit activities in communities where the company does business and contributes to a variety of charitable causes through its Community Grant Program. One of Gannett Foundation’s community action grant priorities is environmental conservation.

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORMS

State/District of Columbia	City	Station/web site	Channel/Network	Affiliation Agreement Expires in	Weekly Audience (6)	Founded
Arizona	Flagstaff	KNAZ-TV: azcentral.com/12news	Ch. 2/NBC	2017	(7)	1970
	Phoenix	KASW-TV(1)(2): azfamily.com	Ch. 6/CW	2016	562,000	1995
		KPNX-TV: azcentral.com/12news	Ch. 12/NBC	2017	1,240,000	1953
		KTVK-TV(1)(2): azfamily.com	Ch. 3/IND		750,000	1955
	Tucson	KMSB-TV(1): tucsonnewsnow.com	Ch. 11/FOX	2016	190,000	1967
		KTTU-TV(1): tucsonnewsnow.com	Ch. 12/MNTV	2014	81,000	1984
Arkansas	Little Rock	KTHV-TV: todaysthv.com	Ch. 11/CBS	2015	421,000	1955
California	Sacramento	KXTV-TV: news10.net	Ch. 10/ABC	2014	85,300	1955
Colorado	Denver	KTVD-TV: ktvd.com	Ch. 20/MNTV	2014	536,000	1988
		KUSA-TV: 9news.com	Ch. 9/NBC	2017	1,171,000	1952
District of Columbia	Washington	WUSA-TV: wusa9.com	Ch. 9/CBS	2015	1,803,000	1949
Florida	Jacksonville	WJXX-TV: firstcoastnews.com	Ch. 25/ABC	2014	404,000	1989
		WTLV-TV: firstcoastnews.com	Ch. 12/NBC	2017	501,000	1957
	Tampa-St. Petersburg	WTSP-TV: wtsp.com	Ch. 10/CBS	2015	1,262,000	1965
Georgia	Atlanta	WATL-TV: myatltv.com	Ch. 36/MNTV	2016	793,000	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2017	1,556,000	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2015	206,000	1953
Idaho	Boise	KTVB-TV(5): ktvb.com	Ch. 7/NBC	2015	198,000	1953
Kentucky	Louisville	WHAS-TV(1): whas11.com	Ch. 11/ABC	2014	514,000	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2017	543,000	1957
		WUPL-TV(4): wupltv.com	Ch. 54/MNTV	2014	169,000	1955
Maine	Bangor	WLBZ-TV: wlbz2.com	Ch. 2/NBC	2017	107,000	1954
	Portland	WCSH-TV: wcsh6.com	Ch. 6/NBC	2017	310,000	1953
Michigan	Grand Rapids	WZZM-TV: wzzm13.com	Ch. 13/ABC	2014	394,000	1962
Minnesota	Minneapolis-St. Paul	KARE-TV: kare11.com	Ch. 11/NBC	2017	1,300,000	1953
Missouri	St. Louis	KMOV-TV(1)(2): kmov.com	Ch. 4/CBS	2016	997,000	1954
		KSDK-TV: ksdk.com	Ch. 5/NBC	2017	984,000	1947
New York	Buffalo	WGRZ-TV: wgrz.com	Ch. 2/NBC	2017	513,000	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2015	769,000	1967
	Greensboro	WFMY-TV: digtriad.com	Ch. 2/CBS	2015	582,000	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2017	1,114,000	1948
Oregon	Portland	KGW-TV(1)(3): kgw.com	Ch. 8/NBC	2015	809,000	1956
South Carolina	Columbia	WLTX-TV: wltx.com	Ch. 19/CBS	2015	291,000	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2017	460,000	1956
Texas	Austin	KVUE-TV: kvue.com	Ch. 24/ABC	2014	488,000	1971
	Dallas/Ft. Worth	WFAA-TV: wfaa.com	Ch. 8/ABC	2014	1,694,000	1949
	Houston	KHOU-TV: khou.com	Ch. 11/CBS	2017	1,595,000	1953
	San Antonio	KENS-TV: kens5.com	Ch. 5/CBS	2017	629,000	1950
Virginia	Hampton/Norfolk	WVEC-TV: wvec.com	Ch. 13/ABC	2014	539,000	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2015	1,370,000	1948
		KONG-TV: king5.com	Ch. 16/IND		618,000	1997
	Spokane	KREM-TV: krem.com	Ch. 2/CBS	2016	282,000	1954
		KSKN-TV: spokanescw22.com	Ch. 22/CW	2016	95,000	1983

(1)	Stations serviced by Gannett under shared services and similar arrangements.

(2)	Meredith Corporation has agreed to purchase KMOV-TV, KTVK-TV and KASW-TV.

(3)	The company also owns KGWZ-LD, a low power television station in Portland, OR.

(4)	The company also owns WBXN-CA, a Class A television station in New Orleans, LA.

(5)	The company also owns KTFT-LD (NBC), a low power television station in Twin Falls, ID.

(6)	Weekly audience is number of television households reached, according to the November 2013 Nielsen book.

(7)	Audience numbers fall below minimum reporting standards.
The company also has two regional news channels, Texas Cable News (TXCN) in Dallas/Fort Worth, TX, and Northwest Cable News (NWCN) in Seattle/Tacoma, WA, and two local news channels, 24/7 NewsChannel in Boise, ID and NewsWatch on Channel 15 in New Orleans, LA. These operations provide news coverage and certain other programming in a comprehensive 24-hour a day format using the resources of the company’s television stations in Texas, Washington, Oregon, Idaho, Louisiana and Arizona.

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2013 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser www.montgomeryadvertiser.com	26,952		33,035	1829
Arizona	Phoenix	The Arizona Republic www.azcentral.com	263,348		509,197	1890
Arkansas	Mountain Home	The Baxter Bulletin www.baxterbulletin.com	8,753			1901
California	Palm Springs	The Desert Sun www.mydesert.com	35,369		40,024	1927
	Salinas	The Salinas Californian www.thecalifornian.com	8,059			1871
	Visalia	Visalia Times-Delta/Tulare Advance-Register www.visaliatimesdelta.com www.tulareadvanceregister.com	16,428			1859
Colorado	Fort Collins	Fort Collins Coloradoan www.coloradoan.com	19,669		24,835	1873
Delaware	Wilmington	The News Journal www.delawareonline.com	76,945		107,209	1871
Florida	Brevard County	FLORIDA TODAY www.floridatoday.com	53,099		86,394	1966
	Fort Myers	The News-Press www.news-press.com	56,787		76,461	1884
	Pensacola	Pensacola News Journal www.pnj.com	33,862		48,495	1889
	Tallahassee	Tallahassee Democrat www.tallahassee.com	30,303		40,933	1905
Guam	Hagatna	Pacific Daily News www.guampdn.com	15,042		12,746	1944
Indiana	Indianapolis	The Indianapolis Star www.indystar.com	145,930		280,428	1903
	Lafayette	Journal and Courier www.jconline.com	24,775		33,240	1829
	Muncie	The Star Press www.thestarpress.com	21,849		28,282	1899
	Richmond	Palladium-Item www.pal-item.com	10,088		15,097	1831
Iowa	Des Moines	The Des Moines Register www.desmoinesregister.com	90,982		186,383	1849
	Iowa City	Iowa City Press-Citizen www.press-citizen.com	10,359			1860
Kentucky	Louisville	The Courier-Journal www.courier-journal.com	125,887		222,229	1868
Louisiana	Alexandria	Alexandria Daily Town Talk www.thetowntalk.com	16,605		22,242	1883
	Lafayette	The Daily Advertiser www.theadvertiser.com	24,430		32,653	1865
	Monroe	The News-Star www.thenewsstar.com	23,696		26,561	1890
	Opelousas	Daily World www.dailyworld.com	4,867		6,041	1939
	Shreveport	The Times www.shreveporttimes.com	34,946		51,955	1871
Maryland	Salisbury	The Daily Times www.delmarvanow.com	15,447		20,463	1900

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2013 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Michigan	Battle Creek	Battle Creek Enquirer www.battlecreekenquirer.com	13,019		18,446	1900
	Detroit	Detroit Free Press www.freep.com	193,420		784,243	1832
	Lansing	Lansing State Journal www.lansingstatejournal.com	38,770		53,244	1855
	Livingston County	Daily Press & Argus www.livingstondaily.com	9,913		14,452	1843
	Port Huron	Times Herald www.thetimesherald.com	16,482		24,894	1900
Minnesota	St. Cloud	St. Cloud Times www.sctimes.com	20,925		27,210	1861
Mississippi	Hattiesburg	Hattiesburg American www.hattiesburgamerican.com		8,872	12,154	1897
	Jackson	The Clarion-Ledger www.clarionledger.com	50,950		60,307	1837
Missouri	Springfield	Springfield News-Leader www.news-leader.com	32,039		51,010	1893
Montana	Great Falls	Great Falls Tribune www.greatfallstribune.com	23,479		26,669	1885
Nevada	Reno	Reno Gazette-Journal www.rgj.com	38,046		60,869	1870
New Jersey	Asbury Park	Asbury Park Press www.app.com	90,859		133,276	1879
	Bridgewater	Courier News www.mycentraljersey.com	12,082		15,610	1884
	Cherry Hill	Courier-Post www.courierpostonline.com	41,217		53,575	1875
	East Brunswick	Home News Tribune www.mycentraljersey.com	23,720		28,633	1879
	Morristown	Daily Record www.dailyrecord.com	16,152		19,720	1900
	Vineland	The Daily Journal www.thedailyjournal.com	11,700			1864
New York	Binghamton	Press & Sun-Bulletin www.pressconnects.com	31,425		41,697	1904
	Elmira	Star-Gazette www.stargazette.com	14,102		21,727	1828
	Ithaca	The Ithaca Journal www.theithacajournal.com	10,113			1815
	Poughkeepsie	Poughkeepsie Journal www.poughkeepsiejournal.com	22,756		30,892	1785
	Rochester	Rochester Democrat and Chronicle www.democratandchronicle.com	101,113		140,239	1833
	Westchester County	The Journal News www.lohud.com	64,022		81,896	1829
North Carolina	Asheville	Asheville Citizen-Times www.citizen-times.com	29,820		43,845	1870

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2013 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum www.bucyrustelegraphforum.com	3,818			1923
	Chillicothe	Chillicothe Gazette www.chillicothegazette.com		8,076	9,895	1800
	Cincinnati	The Cincinnati Enquirer www.cincinnati.com	122,900		236,689	1841
	Coshocton	Coshocton Tribune www.coshoctontribune.com		3,800	4,748	1842
	Fremont	The News-Messenger www.thenews-messenger.com		5,629		1856
	Lancaster	Lancaster Eagle-Gazette www.lancastereaglegazette.com		8,022	9,865	1807
	Mansfield	News Journal www.mansfieldnewsjournal.com	17,572		25,187	1885
	Marion	The Marion Star www.marionstar.com	6,174		7,883	1880
	Newark	The Advocate www.newarkadvocate.com		11,821	14,437	1820
	Port Clinton	News Herald www.portclintonnewsherald.com		2,437		1864
	Zanesville	Times Recorder www.zanesvilletimesrecorder.com	11,314		13,325	1852
Oregon	Salem	Statesman Journal www.statesmanjournal.com	31,894		38,501	1851
South Carolina	Greenville	The Greenville News www.greenvilleonline.com	46,957		92,288	1874
South Dakota	Sioux Falls	Argus Leader www.argusleader.com	30,295		55,182	1881
Tennessee	Clarksville	The Leaf-Chronicle www.theleafchronicle.com	12,187		16,785	1808
	Jackson	The Jackson Sun www.jacksonsun.com	15,763		24,287	1848
	Murfreesboro	The Daily News Journal www.dnj.com	10,665		14,784	1848
	Nashville	The Tennessean www.tennessean.com	96,542		219,188	1812
Utah	St. George	The Spectrum www.thespectrum.com	14,665		17,029	1963
Vermont	Burlington	The Burlington Free Press www.burlingtonfreepress.com	25,255		30,602	1827
Virginia	McLean	USA TODAY* www.usatoday.com	2,862,229			1982
	Staunton	The Daily News Leader www.newsleader.com	12,916		16,093	1904
Wisconsin	Appleton	The Post-Crescent www.postcrescent.com	38,509		50,722	1853
	Fond du Lac	The Reporter www.fdlreporter.com	9,911		13,076	1870
	Green Bay	Green Bay Press-Gazette www.greenbaypressgazette.com	41,542		61,666	1915
	Manitowoc	Herald Times Reporter www.htrnews.com	9,603		11,394	1898
	Marshfield	Marshfield News-Herald www.marshfieldnewsherald.com		7,608		1927
	Oshkosh	Oshkosh Northwestern www.thenorthwestern.com	12,712		17,805	1868
	Sheboygan	The Sheboygan Press www.sheboyganpress.com	14,054		17,639	1907
	Stevens Point	Stevens Point Journal www.stevenspointjournal.com		7,500		1873
		Central Wisconsin Sunday			15,880
	Wausau	Wausau Daily Herald www.wausaudailyherald.com		14,855	20,029	1903
	Wisconsin Rapids	The Daily Tribune www.wisconsinrapidstribune.com		7,657		1914

*	USA TODAY morning figure is the average Print and Digital Replica and Non-Replica circulation according to the Alliance for Audited Media’s September 2013 Publisher’s Statement.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS/NEWSQUEST PLC

		Circulation*
City	Local media organization/web site	Monday-Saturday	Founded
Basildon	Echo** www.echo-news.co.uk	26,705	1969
Blackburn	Lancashire Telegraph www.lancashiretelegraph.co.uk	18,293	1886
Bolton	The Bolton News www.theboltonnews.co.uk	17,199	1867
Bournemouth	Daily Echo www.bournemouthecho.co.uk	22,007	1900
Bradford	Telegraph & Argus www.thetelegraphandargus.co.uk	21,641	1868
Brighton	The Argus www.theargus.co.uk	16,622	1880
Colchester	The Gazette** www.gazette-news.co.uk	12,889	1970
Darlington	The Northern Echo www.thenorthernecho.co.uk	35,196	1870
Glasgow	Evening Times www.eveningtimes.co.uk	39,234	1876
Glasgow	The Herald www.heraldscotland.com	41,030	1783
Newport	South Wales Argus www.southwalesargus.co.uk	19,748	1892
Oxford	Oxford Mail www.oxfordmail.co.uk	16,569	1928
Southampton	Southern Daily Echo www.dailyecho.co.uk	26,846	1888
Swindon	Swindon Advertiser www.swindonadvertiser.co.uk	15,506	1854
Weymouth	Dorset Echo www.dorsetecho.co.uk	15,195	1921
Worcester	Worcester News www.worcesternews.co.uk	11,922	1937
York	The Press www.yorkpress.co.uk	22,057	1882
* Circulation figures are according to ABC results for the period January - June 2013 ** Publishes Monday-Friday
Non-daily publications: Essex, London, Midlands, North East, North West, South Coast, South East, South and East Wales, South West, Yorkshire

GANNETT DIGITAL
CareerBuilder: www.careerbuilder.com
Headquarters: Chicago, IL
Sales offices: Atlanta, GA; Boston, MA; Charlotte, NC; Chicago, IL; Cincinnati, OH; Dallas, TX; Denver, CO; Detroit, MI; Edison, NJ; Los Angeles; Minneapolis, MN; Moscow, ID; Nashville, TN; New York, NY; Orlando, FL; Overland Park, KS; Philadelphia, PA; San Bruno, CA; Scottsdale, AZ; Seattle, WA; Washington, DC
International offices:  Brazil, Canada, China, France, Germany, Greece, India, Indonesia, Italy, Malaysia, Netherlands, Belgium, Norway, Singapore, Spain, Sweden, United Kingdom, Vietnam

PointRoll, Inc.: www.pointroll.com Headquarters: King of Prussia, PA Sales offices: Atlanta, GA; Boston, MA; Chicago, IL; Detroit, MI; Los Angeles, CA; New York, NY; San Francisco, CA;
Shoplocal: www.shoplocal.com Headquarters: Chicago, IL Sales office: Chicago, IL

Mobile and Tablet: Gannett powers more than 500 local mobile and tablet products and also partners with mobile service providers to power news alerts and mobile marketing campaigns. Gannett has also developed and deployed leading applications for iPad, iPhone, Kindle, Android and Windows.

USA TODAY/USATODAY.com
Headquarters and editorial offices: McLean, VA
Print sites: Albuquerque, NM; Atlanta, GA; Columbia, SC; Denver, CO; Des Moines, IA; Eugene, OR; Fort Lauderdale, FL; Houston, TX; Indianapolis, IN; Las Vegas, NV; Lawrence, KS; Los Angeles, CA; Louisville, KY; Milwaukee, WI; Minneapolis, MN; Mobile, AL; Nashville, TN; Newark, OH; Norwood, MA; Oklahoma City, OK; Orlando, FL; Phoenix, AZ; Plano, TX; Rochester, NY; Rockaway, NJ; St. Louis, MO; Salt Lake City, UT; San Jose, CA; Seattle, WA; Springfield, VA; Sterling Heights, MI; Tampa, FL; Warrendale, PA; Wilmington, DE; Winston-Salem, NC
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA

USA TODAY Sports Media Group: www.bigleadsports.com; www.kffl.com; www.thehuddle.com (subscription); www.hoopsworld.com; hoopshype.com; mmajunkie.com; bnqt.com; www.baseballhq.com (subscription); www.quickish.com; www.venturethere.com; www.schedulestar.com; www.usatodayhss.com; ftw.usatoday.com; q.usatoday.com
Headquarters: Los Angeles
Advertising offices: Los Angeles, CA; McLean, VA; New York, NY

USA TODAY Travel Media Group Headquarters: McLean, VA Advertising offices: McLean, VA
USA WEEKEND: www.usaweekend.com Headquarters and editorial offices: McLean, VA Advertising offices: Chicago, IL; Los Angeles, CA; New York, NY; San Francisco, CA
Reviewed.com: www.reviewed.com Headquarters: Cambridge, MA
G/O Digital: BLiNQ Media: www.blinqmedia.com; Deal Chicken: www.dealchicken.com; Clipper Digital: www.clippermagazine.com; www.DoubleTakeOffers.com; G/O Digital: www.godigitalmarketing.com; Mobestream Media (Key Ring): www.keyringapp.com
Headquarters: Chicago, IL
Sales offices: Atlanta, GA; Chicago, IL; Dallas, TX; McLean, VA; New York, NY; Phoenix, AZ

BLiNQ Media: www.blinqmedia.com; bam.blinqmedia.com Headquarters: New York, NY Advertising offices: Atlanta, GA; Chicago, IL; New York, NY
Mobestream Media: www.keyringapp.com Headquarters: Dallas, TX
Clipper Magazine: www.clippermagazine.com; DoubleTakeOffers.com Headquarters: Mountville, PA
Gannett Healthcare Group: www.GannettHG.com; www.GannettEducation.com; www.ContinuingEducation.com; www.Nurse.com; www.TodayinPT.com; www.PearlsReview.com
Headquarters: Hoffman Estates, IL
Regional offices: Dallas, TX; San Jose, CA
Publications: Nurse.com, Today in PT, Today in OT

Gannett Government Media Corp.
Headquarters: Springfield, VA
Publications: Army Times: www.armytimes.com, Navy Times: www.navytimes.com, Marine Corps Times: www.marinecorpstimes.com, Air Force Times: www.airforcetimes.com, Federal Times: www.federaltimes.com, Defense News: www.defensenews.com, C4ISR & Networks: www.c4isrnet.com, Military Times EDGE: www.militarytimesedge.com

Gannett Media Technologies International: www.gmti.com Headquarters: Norfolk, VA Regional offices: Cincinnati, OH; Phoenix, AZ
Non-daily publications: Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin

Gannett Publishing Services: www.gannettpublishingservices.com Headquarters: McLean, VA Sales office: Atlanta, GA
Gannett Satellite Information Network: McLean, VA

GANNETT ON THE NET: News and information about Gannett is available on its web site, www.gannett.com. In addition to news and other information about Gannett, the company provides access through this site to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the company files or furnishes them electronically to the Securities and Exchange Commission (SEC). Certifications by Gannett’s Chief Executive Officer and Chief Financial Officer are included as exhibits to the company’s SEC reports (including to this Form 10-K).
Gannett also provides access on this web site to its Principles of Corporate Governance, the charters of its Audit, Transformation, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including its Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to the company’s Secretary at the headquarters address. In addition, the company will disclose on this web site changes to, or waivers of, its corporate Ethics Policy.

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

Deterioration in economic conditions in the markets we serve in the U.S., U.K. and other international markets we serve may depress demand for our products and services
Our operating results depend on the relative strength of the economy in our principal television, publishing and digital markets as well as the strength or weakness of national and regional economic factors. Generally soft economic conditions and uneven recoveries in the U.S. and U.K. have had a significant adverse impact on the company’s businesses, particularly publishing. If conditions remain challenging or worsen in the U.S. or U.K. economy, all key advertising revenue categories could be significantly impacted.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the predominant share of our broadcasting, publishing and digital revenues, with affiliated web site, mobile and tablet revenues being an important component. With the continued development of alternative forms of media, particularly electronic media including those based on the Internet, our businesses may face increased competition. Alternative media sources may also affect our ability to generate circulation revenues and our television audience. In addition, new and emerging technologies such as subscription streaming media services and mobile video are increasing competition for household audiences and advertisers. Services such as Aereo and FilmOn X provide their subscribers with streaming content from television stations, over the Internet. Litigation is ongoing over the claims of certain broadcasters and networks that such services, which are offered without broadcasters’ consent, violate copyright law. The Supreme Court has agreed to hear an appeal of the Second Circuit’s decision affirming a district court decision to deny a preliminary injunction against Aereo.
This competition may make it difficult for us to grow or maintain our print advertising, circulation and broadcasting revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

Continued volatility in the U.S. credit markets could significantly impact the company’s ability to obtain new financing to fund its operations and strategic initiatives or to refinance its existing debt at reasonable rates as it matures
At the end of 2013, the company had approximately $3.7 billion in long-term debt and approximately $1.2 billion of additional borrowing capacity under its revolving credit facilities. This debt matures at various times during the years 2014-2027. While the company’s cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets for longer term financing is unpredictable, and volatile credit markets could make it harder for us to obtain debt financings generally.

Volatility in global financial markets directly affects the value of our pension plan assets and liabilities
The company’s three largest retirement plans, which account for more than 95% of total pension plan assets, were underfunded as of Dec. 29, 2013 by $456 million on a U.S. GAAP basis. Various factors, including future investment returns, discount rates and potential pension legislative changes, impact the timing and amount of pension contributions the company may be required to make in the future.

Foreign exchange variability could adversely affect our consolidated operating results
Weakening of the British pound-to-U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to consolidated results. Newsquest results for 2013 were translated to U.S. dollars at the average rate of 1.56. CareerBuilder, with expanding overseas operations, also has foreign exchange risk but to a significantly lesser degree.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets
Our broadcasting, publishing and digital operations are subject to government regulation. Changing regulations, particularly FCC Regulations which affect our television stations (including changes to our shared services and similar agreements), may result in increased costs, reduced valuations for certain broadcasting properties or other impacts, all of which may adversely impact our future profitability. For example, the FCC is expected to release an order determining that certain joint sales agreements between stations will be treated as attributable interests and seek comment about shared services agreements and local news agreements, including whether such arrangements should be attributable for purposes of the FCC’s ownership rules. In addition, the FCC is seeking comment on rules governing a “repacking” of the broadcast spectrum which may require certain stations to move to different channels. All of our television stations are required to possess television broadcasting licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew either our current license applications that are pending or those submitted in the future.

Our strategic acquisitions, investments and partnerships could pose various risks, increase our leverage and may significantly impact our ability to expand our overall profitability
Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations or cash flow and could strain our human resources. We may not be able to successfully implement effective cost controls, achieve expected synergies or increase revenues as a result of any acquisition. Acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our legacy business. In addition, disclosures we make regarding past operating results of acquired entities and our pro forma results are based on financial information provided to us by acquired entities, which has not been reviewed by our auditors or subject to our internal controls. Acquisitions may also result in us having greater exposure to the industry risks of the businesses underlying the acquisition. For example, our recent acquisition of Belo escalated our dependency on network affiliation agreements and beneficial retransmission agreements. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. The company is also exposed to the risk that its partners in strategic investments and infrastructure may encounter financial difficulties which could lead to disruption of investee or partnership activities, or impairment of assets acquired, which would adversely affect future reported results of operations and shareholders’ equity.

The value of our existing intangible assets may become impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $5.27 billion as of Dec. 29, 2013, representing approximately 57% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary, as occurred in 2013 and 2012 (see Notes 3 and 4 to the Consolidated Financial Statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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
Furthermore, attempts to compromise information technology systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches beyond our control.  We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber attack, but the techniques used to attempt attacks are constantly changing.  A breach or successful attack could have a negative impact on our operations or business reputation. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Broadcasting
The company’s broadcasting facilities are adequately equipped with the necessary television broadcasting equipment. The company owns or leases transmitter facilities in 40 locations. All of the company’s stations have converted to digital television operations in accordance with applicable FCC Regulations. The company’s broadcasting facilities are adequate for present purposes. A listing of television stations can be found on page 14.

Publishing
Generally, the company owns many of the plants that house all aspects of the publication process. Certain U.S. Community Publishing operations have outsourced printing to non-Gannett publishers or commercial printers. In the case of USA TODAY, at Dec. 29, 2013, 22 non-Gannett printers were used to print it in U.S. markets where there were no company publishing sites with appropriate facilities. Non-Gannett printers in 9 foreign countries publish and distribute an international edition of USA TODAY under a royalty agreement. USA WEEKEND, Clipper Magazine and Gannett Healthcare Group are also printed under contracts with commercial printing companies. Many of the company’s local media organizations have outside news bureaus and sales offices, which generally are leased. In several markets, two or more of the company’s local media organizations share combined facilities; and in certain locations, facilities are shared with other non-Gannett publishing properties. At the end of 2013, 78% of the company’s U.S. daily publications were either printed by non-Gannett printers or printed in combination with other Gannett publications. The company’s publishing properties have rail siding facilities or access to main roads for newsprint delivery purposes and are conveniently located for distribution purposes.
During 2013, the company continued its efforts to consolidate certain of its U.S. publishing facilities to achieve ongoing savings and greater efficiencies. The company’s facilities are adequate for present operations. A listing of publishing centers and key properties may be found on pages 15-17.
Newsquest owns certain of the plants where its publications are produced and leases other facilities. Newsquest headquarters is in Weybridge, Surrey. Additions to Newsquest’s printing capacity and color capabilities have been made since Gannett acquired Newsquest in 1999. Newsquest has consolidated certain of its facilities to achieve savings and efficiencies. Certain Newsquest operations have out-sourced printing to non-Newsquest publishers. All of Newsquest’s properties are adequate for present purposes. A listing of Newsquest publishing centers and key properties may be found on page 18.

Digital
Generally, the company’s digital businesses lease their facilities. This includes facilities for executive offices, sales offices and data centers. The company’s facilities are adequate for present operations. The company also believes that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of key digital facilities can be found on pages 18-19.

Corporate facilities
The company owns the buildings in which its headquarters and USA TODAY are located in McLean, VA. The company also owns data and network operations centers in nearby Maryland and in Phoenix, AZ. Headquarters facilities are adequate for present operations. The company also leases space in its headquarters facilities to third-party tenants.

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
In March 2011, the Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, was notified by the U.S. EPA that it has been identified as a potentially responsible party for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. At this point in the investigation, incomplete information is available about the site, other potentially responsible parties and what further investigation and remediation may be required. Accordingly, future costs at the site, and The Advertiser Company’s share of such costs, if any, cannot yet be determined. Some of The Advertiser Company’s fees and costs in connection with this matter may be reimbursed under its liability insurance policies.
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
Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 6, 40 and 41 of this Form 10-K. Information about debt securities sold in private transactions may be found on pages 38-40 of this Form 10-K.

Gannett Common stock prices
High-low range by fiscal quarters based on NYSE-composite closing prices.

Year	Quarter	Low	High	Year	Quarter	Low	High
2009	First	$1.95	$9.30	2012	First	$13.36	$15.61
	Second	$2.20	$5.48		Second	$12.33	$15.74
	Third	$3.18	$10.14		Third	$13.20	$18.75
	Fourth	$9.76	$15.63		Fourth	$16.63	$18.97
2010	First	$13.53	$17.25	2013	First	$18.01	$22.07
	Second	$13.73	$18.67		Second	$19.85	$26.60
	Third	$11.98	$15.11		Third	$24.06	$26.67
	Fourth	$11.76	$15.78		Fourth	$24.39	$29.31
2011	First	$14.49	$17.19	2014	First*	$26.36	$30.04
	Second	$13.30	$15.64	* Through Feb. 18, 2014
	Third	$8.55	$14.60
	Fourth	$9.16	$13.57

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
9/30/13 – 11/3/13	398,000	$26.42	398,000	$252,084,536
11/4/13 – 12/1/13	945,000	$26.81	945,000	$226,751,369
12/2/13 – 12/29/13	75,000	$26.73	75,000	$224,746,379
Total 4th Quarter 2013	1,418,000	$26.69	1,418,000	$224,746,379
On June 11, 2013, the company’s Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). While the Board of Directors reviews the program at least annually, there is no current expiration date for the new $300 million authorization. However, it is targeted to be completed over the two years following the announcement.

Comparison of shareholder return – 2009 to 2013
The following graph compares the performance of the company’s common stock during the period Dec. 31, 2008, to Dec. 31, 2013, with the S&P 500 Index, and a peer group index selected by the company.
The company’s peer group includes A.H. Belo Corp., Discovery Communications Inc., The E.W. Scripps Company, Graham Holdings Company, Journal Communications, Inc., The McClatchy Company, Media General, Inc., Meredith Corp., Monster Worldwide Inc., The New York Times Company, News Corp., and Yahoo Inc. (collectively, the “Peer Group”). Many of the Peer Group companies have a strong publishing/broadcasting orientation, but the Peer Group also includes companies in the digital media industry.
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.
The graph depicts representative results of investing $100 in the company’s common stock, the S&P 500 Index and Peer Group index at closing on Dec. 31, 2008. It assumes that dividends were reinvested monthly with respect to the company’s common stock, daily with respect to the S&P 500 Index and monthly with respect to each Peer Group company.

	2008	2009	2010	2011	2012	2013
Gannett Co., Inc.	$100	$192.25	$197.57	$178.54	$252.50	$427.96
S&P 500 Index	$100	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100	$151.79	$164.25	$175.07	$239.98	$347.83

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2009 through 2013 is contained under the heading “Selected Financial Data” on page 74 and is derived from the company’s audited financial statements for those years.
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
Potential risks and uncertainties which could adversely affect the company’s results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for the company’s Digital Segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and the company’s ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches (q) general economic, political and business conditions; and (r) an other than temporary decline in operating results and enterprise value that could lead to further non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. The company continues to monitor the uneven economic recovery in the U.S., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

Executive Summary
Gannett Co., Inc. is a leading international media and marketing solutions company operating primarily in the United States and the United Kingdom (U.K.). Approximately 90% of 2013 consolidated revenues are generated by its domestic operations and approximately 10% by its foreign operations, primarily in the U.K.
Gannett implements its strategy and manages its operations through three business segments: Broadcasting (television), Publishing, and Digital. Through its Broadcasting Segment, the company owns or services (through shared service agreements or similar arrangements) 43 television stations with affiliated digital platforms sites. These stations serve 30% of the U.S. population in markets with a total of nearly 35 million households.
The Publishing Segment includes the operations of 99 daily publications in the U.S., U.K. and Guam, more than 400 non-daily local publications in the United States and Guam and more than 200 such titles in the U.K. Its 82 U.S. daily publications, including USA TODAY, the nation’s number one newspaper in combined print and digital circulation, with an average circulation of approximately 2.9 million, have a combined daily average circulation of 5.6 million, which is the nation’s largest publishing group in terms of circulation. Together with the 17 daily paid-for publications its Newsquest division operates in the U.K., the total average daily print and digital circulation of its 99 domestic and U.K. daily publications was approximately 6.0 million for 2013. Daily newspapers also operate web sites, mobile and tablet products which are tightly integrated with publishing operations. The company’s broadcasting and publishing operations also have strategic business relationships with online affiliates including CareerBuilder, Classified Ventures, Shoplocal.com and Topix.
The Publishing Segment also includes commercial printing, newswire, marketing and data services operations.
The largest businesses within the company’s Digital Segment are CareerBuilder, PointRoll and Shoplocal. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. Its online job site, CareerBuilder.com, is the largest in North America with the highest revenue. CareerBuilder is also rapidly expanding its international operations.
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2013 fiscal year ended on Dec. 29, 2013, and encompassed a 52-week period. The company’s 2012 fiscal year encompassed a 53-week period and the 2011 fiscal year encompassed a 52-week period.
Operating results summary: Company-wide operating revenues were $5.16 billion in 2013, a decrease of 4% from $5.35 billion in 2012. This decline was primarily due to the relative absence of a record $150 million in political advertising and $37 million of advertising associated with the Summer Olympic Games generated during 2012. On a comparable 52 week basis, total company revenues excluding the incremental impact of political and Olympic advertising revenues, were up slightly.
Broadcasting revenues for 2013 were $835 million or 8% lower than 2012 levels, as a significant increase in retransmission revenues was offset by the absence of significant political spending which reached record levels in 2012. The comparison to 2012 was also impacted by the Olympic spending in 2012. On a comparable 52 week basis, broadcasting revenues, excluding the incremental impact of political and Olympic advertising, were 13% higher.
Publishing revenues were $3.58 billion for 2013 or 4% below 2012 levels, reflecting a 7% decline in advertising revenues, partially offset by a 1% increase in circulation revenues. The increase in circulation revenues represents the second consecutive year of higher circulation revenues and reflects the impact of the All Access Content Subscription Model as well as cover price increases at Newsquest and USA TODAY.

Digital Segment revenues totaled $748 million for 2013, an increase of 4%, reflecting stronger results at CareerBuilder driven by additional partner programs, the strength of human capital software solutions, the recent vertical acquisition of Oil & Gas Job Search and geographical expansion into Vietnam.
Digital revenues company-wide, including the Digital Segment and all digital revenues generated by other business segments, were approximately $1.47 billion in 2013, nearly 30% of total operating revenues and an increase of 16% compared to 2012. The increase was driven primarily by the impact of the All Access Content Subscription Model as well as higher revenue associated with digital advertising and marketing solutions across all segments, and CareerBuilder.
Total operating expenses decreased by 3% to $4.42 billion for 2013, due to lower circulation print volumes in Publishing and continued cost efficiency efforts company-wide.
Newsprint expense for publishing was 14% lower than in 2012 due to a decline in consumption and prices.
The company reported operating income for 2013 of $739 million compared to $790 million in 2012, a 6% decrease.
The company’s net equity income in unconsolidated investees for 2013 was $44 million, an increase of $21 million over 2012. This increase reflects better results at Classified Ventures as well as reduced impairment charges in 2013.
Interest expense was $176 million in 2013, an increase of $26 million compared to 2012, largely due to new debt associated with the Belo transaction.
The company reported net income attributable to Gannett Co., Inc. of $389 million or $1.66 per diluted share for 2013 compared to $424 million or $1.79 per diluted share for 2012.
Net income attributable to noncontrolling interests was $57 million in 2013, an increase of 13% or $7 million over 2012, reflecting significantly improved operating results at CareerBuilder.
During 2013, the company paid out $183 million in dividends and repurchased 4.9 million shares at a cost of $117 million for an average price of $23.59 per share.
Outlook for 2014: For 2014, the company expects significant revenue growth in its Broadcasting Segment, Publishing Segment revenues to be flat to down in the low single-digit percentages, and growth in the Digital Segment consistent with 2013. The projected increase in Broadcasting Segment revenues is due primarily to the impact of the Belo acquisition, political and Olympic even year peaks, higher retransmission revenues and television digital revenue growth. Broadcasting Segment revenues are expected to increase in the range of 95% to 100%, reflecting 125% to 130% growth in retransmission revenues combined with incremental revenues from political, the Winter Olympics, and continued growth in digital advertising.
Publishing revenues will be positively impacted by the continued growth of digital marketing services, which may be diminished by secular declines in print advertising. Digital Segment revenues are expected to increase primarily due to continued growth at CareerBuilder consistent with past trends.
Total operating expenses are also expected to increase in comparison to 2013. Broadcasting Segment expenses are anticipated to nearly double, commensurate with growth in revenue, reflecting a full year of Belo operating expenses and increased reverse retransmission costs as a part of programming expenses. Publishing expenses will reflect increased spending on initiatives such as the integration of USA TODAY content into local publications and digital marketing services as well as increased costs for Broadcasting and Digital Segments associated with strong revenue growth. Newsprint expense is also expected to be lower as consumption continues to decrease.

Amortization expense is expected to be in the range of $50 million to $60 million in 2014, an increase over 2013 primarily due to the Belo acquisition.
The company expects its interest expense to be up in 2014, reflecting the full year impact of debt issued in the second half of 2013 primarily in connection with the Belo acquisition.

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
Business Combinations: The company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term market growth; station revenue shares within a market; future expected operating expenses; costs of capital; and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill: As of Dec. 29, 2013, goodwill represented approximately 41% of the company’s total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of fourth quarter) or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The company used both the qualitative and quantitative assessments for its goodwill impairment testing during 2013.
In 2013, the company recognized impairment charges in its Publishing Segment of $8 million and its Digital Segment of $12 million. Both charges were to bring the recorded goodwill equal to implied fair value based on future projections for each reporting unit. The impairment charges coincide with updated financial projections for each of these reporting units.
The company has 5 major reporting units (defined as reporting units with goodwill in excess of $50 million) which accounted for 97% of its goodwill balance at Dec. 29, 2013. The following table shows the aggregate goodwill for these units summarized at the segment level:

In millions of dollars
Segment	Goodwill Balance
Broadcasting	$2,544
Publishing	$553
Digital	$576

For the Broadcasting Segment, which is considered a single reporting unit, estimated fair value exceeded carrying value on the date of the impairment test by over 100%. Subsequent to the impairment testing date, the company completed its acquisition of Belo which is part of the Broadcasting Segment. The carrying value of Belo on the day of acquisition was equal to its fair value. At the end of 2013, in order for the Broadcasting reporting unit to fail step one of the goodwill impairment test, its estimated fair value would have to decline by over 40%.
In the case of the Publishing Segment there are three major reporting units that comprise the goodwill balance shown above. These consist of U.S. Community Publishing (including Gannett Publishing Services), Newsquest and USA TODAY group (which includes USA TODAY brand properties and USA WEEKEND). The company performed a qualitative assessment for the USA TODAY group and concluded that it was more likely than not that the fair value was greater than the carrying value. For U.S. Community Publishing and Newsquest, the aggregate estimated fair value of these reporting units exceeded the carrying value at the most recent test. In order for these reporting units to fail step one of the goodwill impairment test, the estimated value of the reporting units would have to decline by over 40%.
The Digital Segment balance represents CareerBuilder, where the company performed a qualitative assessment and concluded that it was more likely than not that the fair value was greater than the carrying value.

Fair value of the reporting units depends on several factors, including the future strength of the economy in the company’s principal broadcast, publishing and digital markets. Generally soft and uneven recoveries in the U.S. and U.K. markets have had an adverse effect on most of the company’s reporting units in recent years. As a result, the differences between fair value and carrying value have narrowed particularly for certain less significant reporting units in the Publishing Segment. New and developing competition as well as technological change could also adversely affect future fair value estimates. Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges.
Indefinite Lived Intangibles: This asset grouping consists of FCC licenses for television stations and mastheads and trade names for publishing and digital businesses.
Indefinite lived assets are not subject to amortization and as a result they are tested for impairment annually (first day of the fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. The company is permitted to perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is less than its carrying amount. If that is the case, then the company would not have to perform the quantitative analysis. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset.
Television FCC licenses are not subject to amortization and are tested for impairment annually (first day of fourth quarter), or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the licenses are not tested qualitatively, then the quantitative impairment test consists of a comparison of the fair value of the license with its carrying amount. Fair value is estimated using an income approach referred to as the “Greenfield Approach.” This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. The company performed a qualitative analysis on both of its FCC licenses on the impairment testing date and concluded that it was more likely than not that the fair value was more than the carrying value for each license. In addition, the company does not believe that either of these FCC licenses is at risk of requiring an impairment charge for the foreseeable future.
Subsequent to the impairment testing date, the company completed its acquisition of Belo and as a result recorded FCC licenses for all stations acquired. As these FCC licenses were recorded at fair value on the date of acquisition, any future declines in the fair value of the FCC license would result in an impairment charge. Factors that could cause the fair value to decline would be a decrease in any of the assumptions described in the above Greenfield Approach.

Local mastheads (publishing periodical titles and web site domain names) and other trade names are not subject to amortization and as a result they are tested for impairment annually (first day of the fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. The quantitative impairment test consists of a comparison of the fair value of each masthead/domain name or trade name with its carrying amount. The company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead/domain name or trade name. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. For two trade names and one masthead the fair value of each was less than the carrying value and impairment charges totaling $12 million were incurred during 2013. The majority of the impairment charge related to a trade name in the company’s Publishing Segment that will not be a meaningful part of the business going forward. For certain mastheads and other trade names, a deterioration in operating results at the underlying business units could lead to future impairment charges.
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
Accelerated depreciation was recorded in the years 2011-2013 for certain property, plant and equipment, reflecting specific decisions to consolidate production and other business services, primarily affecting the Publishing Segment.
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
The company’s amortizable intangible assets consist mainly of customer relationships and retransmission agreements. These asset values are amortized systematically over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value. Impairment charges totaled less than $1 million in 2013 for amortizable intangible assets.
For certain of these amortizable intangible assets, a significant deterioration in operating results at the underlying business unit could lead to future impairment charges.

Pension Accounting: The company and its subsidiaries have various retirement plans, under which substantially all of the benefits have been frozen in previous years. The company accounts for its pension plans in accordance with the applicable accounting guidance, which requires it to include the funded status of its pension plans in the balance sheets, and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period, but are not recognized in pension expense. Pension expense is reported on the consolidated statement of income as “Cost of sales and operating expenses,” or “Selling, general and administrative expenses”.
The determination of pension plan obligations and expense is dependent upon a number of assumptions regarding future events, the most important of which are the discount rate applied to pension plan obligations and the expected long-term rate of return on plan assets. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. A decrease in discount rates would increase pension obligations, thus changing the funded status recorded on the company’s consolidated balance sheet.
The company establishes the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The company applies its expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses. A corridor approach is used in the amortization of these gains and losses, by amortizing the balance exceeding the greater of 10% of the beginning balances of the projected benefit obligation or the fair value of the plan assets. The amortization period is based on the average life expectancy of plan participants, which is currently estimated to be approximately 22 years for the company’s principal retirement plan.
For 2013, the assumption used for the discount rate was 4.85% for obligations of the company’s principal retirement plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2013 would have increased plan obligations by approximately $118 million. A 50 basis point change in the discount rate used to calculate 2013 expense would have changed total pension plan expense for 2013 by approximately $1.8 million. The company’s long-term expected return on pension assets used was an assumption of 8.25%. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on pension assets would have increased estimated pension plan expense for 2013 by approximately $9.1 million.

Income Taxes: The company’s annual tax rate is based on its income, statutory tax regulations and rates, and tax planning opportunities available to it in the various jurisdictions in which it operates. Significant judgment is required in determining the company’s annual tax expense and in evaluating its tax positions.
Tax law requires items to be included in the company’s tax returns at different times than when the items are reflected in the financial statements. As a result, the annual tax expense reflected in the consolidated statements of income is different than that reported in the tax returns. Some of these differences are permanent, such as expenses recorded for accounting purposes that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the company believes are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, the company considers the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of its taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of Dec. 29, 2013, deferred tax asset valuation allowances totaled $84 million, primarily related to foreign tax credits, foreign losses and state net operating losses available for carry forward to future years. Although realization is not assured, the company believes it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. Review of historical and projected future taxable income is the principal basis upon which this assumption is made.
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
The effect of a one percentage point change in the effective tax rate for 2013 would have resulted in a change of $5 million in the provision for income taxes and net income attributable to Gannett Co., Inc.

RESULTS OF OPERATIONS

Consolidated summary
A consolidated summary of the company’s results is presented below.

In millions of dollars, except per share amounts
	2013	Change	2012	Change	2011
Operating revenues	$5,161	(4%)	$5,353	2%	$5,240
Operating expenses	$4,422	(3%)	$4,563	3%	$4,409
Operating income	$739	(6%)	$790	(5%)	$831
Non-operating expense, net	$180	51%	$119	(33%)	$178
Net income
Per share – basic	$1.70	(7%)	$1.83	(5%)	$1.92
Per share – diluted	$1.66	(7%)	$1.79	(5%)	$1.89

A discussion of operating results of the company’s Broadcasting, Publishing, and Digital Segments, along with other factors affecting net income attributable to Gannett, is as follows:

Broadcasting Segment
Gannett Broadcasting’s 2013 was a year of strategic changes. On Dec. 23, 2013, Gannett acquired Belo Corp., which, like Gannett, values quality, award-winning journalism, operational excellence and strong brand leadership. At the end of 2013, the company’s broadcasting operations included 43 television stations either owned or serviced through shared service agreements or other similar agreements. Stations in the company’s broadcasting division cover 30% of the U.S. population in markets with nearly 35 million households.
On Sept. 25, 2013 the company contributed the assets of Captivate to a new company that is jointly owned by Gannett and Generation Partners. As a result, the company ceased consolidating the results of Captivate as of that date.
Broadcasting revenues accounted for approximately 16% of the company’s reported operating revenues in 2013. Broadcasting revenues accounted for approximately 17% of the company’s reported operating revenues in 2012 and 14% in 2011.

Over the last three years, broadcasting revenues, expenses and operating income were as follows:

In millions of dollars
	2013	Change	2012	Change	2011
Revenues	$835	(8%)	$906	25%	$722
Expenses	473	2%	462	10%	420
Operating income	$362	(18%)	$444	47%	$302

Reported broadcasting revenues decreased $71 million to $835 million or 8% for 2013. The 2013 year-over-year comparison is impacted by the absence of a record level of political spending and ad revenues associated with the 2012 Summer Olympics as well as an extra week in 2012’s results. On a comparable 52 week basis, broadcasting revenues, excluding the incremental impact of political and Summer Olympics revenue, were up 13%.
Core ad revenues, while impacted by the displacement of record political revenues, were up 3% in 2013, reflecting strong growth in the media, medical, and services categories. Retransmission revenues increased 52% in 2013 and digital television revenues increased 21% compared to 2012.
Broadcasting costs increased 2% to $473 million in 2013. The increase reflects higher digital sales and marketing costs in 2013 associated with online revenue growth and workforce restructuring costs associated with the Belo transaction.
As a result of all of these factors, Broadcasting Segment operating income decreased 18% to $362 million in 2013.
Broadcasting results 2012-2011: Broadcasting revenues increased $184 million or 25% for 2012. Year-over-year revenue comparisons were favorably impacted by a record level $183 million in ad revenues associated with the summer Olympics and political/election-related advertising in 2012. Political revenues totaled $150 million in 2012 while summer Olympics generated $37 million in revenue, of which $4 million was also political. Core ad revenues while impacted by the displacement effect of record political revenues, were up 5% in 2012, reflecting strong growth in automotive, banking and medical categories. Retransmission and digital television revenue were also significantly higher in 2012 from 2011, up 21% and 11%, respectively.
Broadcasting costs increased 10% to $462 million in 2012. The increase reflects higher sales and marketing costs in 2012 associated with higher revenues.
Operating income increased 47% to $444 million in 2012, benefiting from the impact of the Summer Olympics and a record level of political revenues.

Publishing Segment
In addition to its domestic local publications and affiliated digital platforms, the company’s publishing operations include Gannett Publishing Services, USA TODAY group (which includes USA TODAY brand properties and USA WEEKEND), Newsquest, which produces daily and non-daily publications in the U.K., Clipper Magazine, Gannett Healthcare Group, Gannett Government Media and other advertising and marketing services businesses. The Publishing Segment in 2013 contributed 69% of the company’s revenues.
Publishing operating results were as follows:

Publishing operating results, in millions of dollars
	2013	Change	2012(a)	Change	2011(a)
Revenues	$3,578	(4%)	$3,728	(3%)	$3,831
Expenses	3,264	(3%)	3,360	—%	3,354
Operating income	$314	(15%)	$369	(23%)	$478
(a) Numbers do not sum due to rounding.

Foreign currency translation impacts: The average exchange rate used to translate U.K. publishing results was 1.56 for 2013, 1.58 for 2012 and 1.60 for 2011. Translation fluctuations impact U.K. publishing revenue, expense and operating income results.
Publishing operating revenues: Publishing operating revenues are derived principally from advertising and circulation sales, which accounted for 61% and 32%, respectively, of total publishing revenues in 2013. Ad revenues include those derived from advertising placed with print products as well as publishing related Internet web sites, mobile and tablet applications. These include revenue in the classified, retail and national ad categories. Other publishing revenues are mainly from commercial printing.
The table below presents the principal components of publishing revenues for the last three years.

Publishing operating revenues, in millions of dollars
	2013	Change	2012	Change	2011
Advertising	$2,199	(7%)	$2,356	(6%)	$2,511
Circulation	1,129	1%	1,117	5%	1,064
Commercial printing and other	250	(2%)	255	—%	256
Total	$3,578	(4%)	$3,728	(3%)	$3,831

The table below presents the principal components of publishing advertising revenues for the last three years. These amounts include ad revenue from printed publications as well as online ad revenue from web sites, mobile and tablets affiliated with the publications.

Advertising revenues, in millions of dollars
	2013	Change	2012	Change	2011
Retail	$1,157	(6%)	$1,230	(6%)	$1,303
National	365	(8%)	396	(11%)	446
Classified	677	(7%)	730	(4%)	762
Total ad revenue	$2,199	(7%)	$2,356	(6%)	$2,511

Publishing revenue comparisons 2013-2012:
Advertising Revenue: Advertising revenues for 2013 decreased $157 million or 7%. The decrease reflects lower advertising demand due to secular pressures, a slow pace of the economic recovery, and the extra week in 2012.
The table below presents the percentage change in 2013 compared to 2012 for each of the major ad revenue categories, by quarter.

Advertising Revenue Comparisons by Quarter
	Q1	Q2	Q3	Q4 (a)
Retail	(3%)	(6%)	(4%)	(5%)
National	(5%)	(1%)	(10%)	(10%)
Classified	(6%)	(7%)	(6%)	(6%)
Total advertising	(5%)	(5%)	(6%)	(6%)
(a) The extra week in the fourth quarter of 2012 is excluded for comparability.

Ad revenues were lower in both the U.S. and the U.K during 2013. In the U.K., in local currency, ad revenues comparisons lagged comparisons in the U.S.. Newsquest ad revenues were down 8% compared with a 6% decline for U.S. publishing.
The table below presents the percentage change for the retail, national, and classified categories for 2013 compared to 2012.

Advertising Revenue Year Over Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total Publishing (constant currency)
Retail	(6%)	(4%)	(6%)
National	(7%)	(16%)	(8%)
Classified	(7%)	(8%)	(7%)
Total	(6%)	(8%)	(7%)

Retail ad revenues were down $73 million or 6% in 2013. In the U.S. revenues were down in all major categories. Retail ad revenues were down 4% in the U.K. on a constant currency basis.
National ad revenues were down $31 million or 8% in 2013, primarily due to lower ad sales for U.S. Community Publishing, Newsquest, and as well as for USA TODAY and its associated businesses.
The table below presents the percentage change in classified categories for 2013 compared to 2012.

Classified Revenue Year Over Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total Publishing (constant currency)
Automotive	(2%)	(10%)	(3%)
Employment	(10%)	(4%)	(8%)
Real Estate	(5%)	(9%)	(6%)
Legal	(12%)	—%	(12%)
Other	(8%)	(10%)	(8%)
Total	(7%)	(8%)	(7%)

Classified ad revenues declined $53 million or 7% in 2013 with a decline of 7% in the U.S. and 8% in the U.K. Domestically, automotive advertising was down 2% for the year while employment declined 10%. Real estate continued to reflect the housing issues nationwide and was down 5% for the year. Most classified advertising results in the U.K. lagged results in the U.S. as automotive, employment and real estate declined in local currency 10%, 4% and 9%, respectively.

Circulation Revenue: Publishing circulation revenues increased by $12 million or 1% over 2012, reflecting the second consecutive company-wide circulation annual revenue increase. Circulation revenues were up as a result of the implementation of the All Access Content Subscription Model in 2012. Circulation revenues increased 3% in 2013 at the company’s local domestic publishing units. Circulation revenue in the U.K. was up 3% compared to last year in local currency reflecting increases in cover prices.
Revenue comparisons reflect generally lower circulation volumes more than offset by price increases. Daily average print and digital, replica and non-replica circulation, excluding USA TODAY, declined 8%, while Sunday net paid circulation declined 5%.
Circulation revenues were lower at USA TODAY, reflecting lower average print daily circulation volume, partially offset by price increases.
For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 95% of total daily volume, while evening circulation accounted for 5%.

Local publishing circulation volume is summarized in the table below.

Total average circulation volume, print and digital, replica and non-replica in thousands
	2013	Change	2012	Change	2011
Local Publications
Morning	2,967	(8%)	3,240	(8%)	3,512
Evening	161	(9%)	177	(8%)	193
Total daily	3,128	(8%)	3,417	(8%)	3,705
Sunday	4,729	(5%)	5,003	(3%)	5,150

Other Revenue: Commercial printing and other publishing revenues were down 2% in 2013 and totaled $250 million. Declines in other publishing revenues were partially offset by an increase in commercial print revenues. Commercial printing revenues in the U.S. and U.K. combined, accounted for approximately 60% of total other revenues.

Publishing Segment digital revenues were up for the year in the U.S. as well as at Newsquest in the U.K. Revenues benefited from the company’s continued focus on digital marketing services and the All Access Content Subscription Model. Domestic U.S. digital revenues were up 34%, while digital revenues at Newsquest increased 13% in local currency.
Publishing revenue comparisons 2012-2011:
Advertising Revenue: Advertising revenues for 2012 declined $155 million or 6% reflecting the impact of the soft economy on advertising demand.
Ad revenues were lower in both the U.S. and the U.K. In the U.K., in local currency, ad revenues were comparable to that of the U.S. Due to a slightly lower average exchange rate for 2012, in U.S. dollars, Newsquest ad revenues were down 7% compared with 6% decline for U.S. publishing.
Retail ad revenues were down $73 million or 6% in 2012. In the U.S., revenues were down in most principal categories, with the more significant declines occurring in the financial and telecommunications categories, partially offset by an increase in retail online advertising. Retail ad revenues were down 4% in the U.K. on a constant currency basis.
National ad revenues were down $51 million or 11% in 2012, primarily due to lower ad sales for USA TODAY and its associated businesses, as well as for U.S. Community Publishing.
Classified ad revenues decreased $32 million or 4% in 2012 with a decline of 3% in the U.S. and 8% in the U.K. Domestically, automotive advertising was up 2% for the year while employment declined 3%. Real estate reflected the housing issues across the country and was down 11% for the year. Classified advertising in the U.K. was worse than in the U.S. as automotive, employment and real estate declined in local currency 13%, 4% and 9%, respectively.
Digital revenues in the Publishing Segment were up for 2012 in the U.S. as well as at Newsquest in the U.K. U.S. Community Publishing digital revenues were up 6%, reflecting increases in the automotive and retail categories. Digital ad revenues at USA TODAY and its associated brands were up by 38% for the year, while digital revenues at Newsquest increased 10% in local currency.
Circulation Revenue: Publishing circulation revenues increased $53 million in 2012 or 5% over 2011, reflecting the first company-wide circulation revenue increase since 2006. Circulation revenues were up as a result of the implementation of the All Access Content Subscription Model throughout 2012 and the favorable impact of the extra week in 2012. Late in the fourth quarter of 2012, the company completed the final phase of the All Access roll out across 78 U.S. community publishing markets. Circulation revenues increased 8% in 2012 at the company’s local domestic publishing units. Circulation revenue in the U.K. was flat compared to 2011 in local currency.
Revenue comparisons reflect generally lower circulation volumes more than offset by price increases. Daily average paid and verified circulation, excluding USA TODAY, declined 8%, while Sunday average paid and verified circulation declined 3%.
Circulation revenues were lower at USA TODAY, reflecting lower average daily circulation volume. USA TODAY’s average daily circulation for 2012 declined 2%.
For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 95% of total daily volume, while evening circulation accounted for 5%.
Other Revenue: Commercial printing and other publishing revenues totaled $255 million in 2012 and were flat compared to 2011 due primarily to a decrease in commercial printing revenues that were more than offset by the impact of the extra week in 2012. Commercial printing revenues in the U.S. and U.K. accounted for approximately 58% of total other revenues.

Publishing expense comparisons 2013-2012: Publishing operating expense decreased to $3.26 billion in 2013 as continued cost efficiency efforts were partially offset by strategic initiative spending of $36 million. A majority of the strategic spending in 2013 was in conjunction with digital relaunches and the investments made in the company’s digital marketing services business.
Publishing payroll costs were down 3% compared to 2012 reflecting the impact of workforce restructuring across certain divisions.
Newsprint expense was down 14% in 2013 due to a decline in consumption and prices.
Publishing expense comparisons 2012-2011: Publishing operating expense increased slightly to $3.36 billion in 2012, primarily due to the impact of continued cost control and efficiency efforts, offset by strategic initiative spending of $68 million, higher pension expense and the impact of the extra week in 2012. A majority of the strategic spending in 2012 was in conjunction with the roll out of the All Access Content Subscription Model, digital relaunches and the investments made in the company’s digital marketing services business.
Publishing payroll costs were relatively unchanged, reflecting the impact of headcount reductions across certain divisions offset by the additional week in 2012.
Newsprint expense was down 6%, reflecting lower consumption, down 7%, offset by a 1% increase in usage prices.
Publishing operating results 2013-2012: Publishing operating income decreased to $314 million in 2013 from $369 million in 2012. The principal factors affecting reported operating results comparisons for the full year were the following:

•
Lower operating results in the U.S. and U.K. as ad revenue categories were affected by the impact of the soft economy on advertising demand, partially offset by an increase in circulation revenue at the company’s U.S. Community Publishing and U.K. operations;

•	Strategic initiative spending in 2013 of $36 million;

•	Special charges for facility consolidation and asset impairments as well as workforce restructuring totaled $89 million in 2013 and $74 million in 2012;

•	Significant increase in digital revenue;

•	Negative impact of the extra week in 2012; and

•	A decrease in newsprint expense.
Publishing operating results 2012-2011: Publishing operating income decreased to $369 million in 2012 from $478 million in 2011. The principal factors affecting reported operating results comparisons for the full year were the following:

•	Lower operating results at most U.S. and U.K. properties as ad revenue categories were affected by the impact of the soft economy on advertising demand;

•	A decrease in newsprint expense due to a decline in usage;

•	Higher charges in 2012 from workforce restructuring efforts and consolidations;

•	Positive impact of a significant increase in digital revenue; and

•	Positive impact of the extra week in 2012.

Digital Segment
The largest businesses within the company’s Digital Segment are CareerBuilder, PointRoll and Shoplocal.
Digital revenues, expenses and operating income were as follows:

In millions of dollars
	2013	Change	2012	Change	2011
Revenues	$748	4%	$719	5%	$686
Expenses	620	(8%)	677	21%	561
Operating income	$128	***	$42	(67%)	$125

Digital revenues increased $29 million or 4% over 2012, primarily reflecting a strong increase in revenues at CareerBuilder.
Digital expenses in 2013 decreased 8% to $620 million, primarily due to a $78 million decrease in impairment charges in 2013 partly offset by an increase in expenses at CareerBuilder associated with its revenue growth.
As a result of these factors, Digital Segment operating income increased to $128 million in 2013.
CareerBuilder operations are predominately based in North America, although expansion efforts continue in parts of Europe, Asia and South America. CareerBuilder is the nation’s largest online recruitment and career advancement source for employers, employees, recruiters and job seekers. Its North American network revenue is driven mainly from its own sales force but it also derives revenues from its owner affiliated businesses, including the company’s local media organizations, which sell various CareerBuilder employment products including upsells of print employment ads. North American network revenue increased 3%, compared to last year, with substantially all the increase attributable to revenues CareerBuilder derived from its own sales efforts. Revenues derived from its owner-affiliated newspapers were down 10% in 2013, while revenues from its own sales efforts were up 5% in 2013. Since CareerBuilder is consolidated, for Gannett’s financial reporting purposes, CareerBuilder revenues exclude amounts recorded at Gannett-owned local media organizations.
Digital results 2012-2011: Digital revenues increased $32 million or 5% over 2011, reflecting primarily a significant increase in revenues at CareerBuilder.
Digital expenses in 2012 increased 21% to $677 million, primarily due to an increase in expenses at CareerBuilder associated with its revenue growth. Expenses were also higher due to $90 million impairment charges recognized in 2012. As a result of all these factors, Digital Segment operating income decreased 67% to $42 million in 2012.

Consolidated operating expenses
Over the last three years, the company’s consolidated operating expenses were as follows:

Consolidated operating expenses, in millions of dollars
	2013(a)	Change	2012	Change	2011
Cost of sales	$2,882	(2%)	$2,944	(1%)	$2,961
Selling, general and admin. expenses	1,292	(1%)	1,303	7%	1,223
Depreciation	153	(5%)	161	(3%)	166
Amortization of intangible assets	36	9%	33	5%	32
Facility consolidation and asset impairment charges	58	(52)%	122	***	27
Total	$4,422	(3%)	$4,563	3%	$4,409
(a) Numbers do not sum due to rounding.

Total reported operating expense decreased 3% to $4.42 billion in 2013, due to continued cost efficiency efforts company-wide, lower facility consolidation and asset impairment charges as well as lower newsprint expense. These were partially offset by $58 million in workforce restructuring charges and $41 million of strategic initiative investments made throughout the year.
Depreciation expense was 5% lower in 2013, reflecting certain assets reaching the end of their depreciable life.
The non-cash facility consolidation and asset impairment charges for all years are more fully discussed beginning on page 34 and in Notes 3 and 4 to the Consolidated Financial Statements.
Payroll, benefits and newsprint costs (along with certain other production material costs), the largest elements of the company’s normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2013	2012	2011
Payroll and employee benefits	47.6%	45.9%	46.8%
Newsprint and other production material	10.1%	11.2%	12.1%

Operating expense comparisons 2012-2011: Total reported operating expense increased 3% to $4.56 billion in 2012. Payroll increased by 2% in 2012 as a result of recent acquisitions and the impact of the extra week in 2012, partially offset by reduced headcount in certain divisions. Strong cost controls were in place throughout the company, however expenses increased 10% in the Broadcasting Segment and 20% in the Digital Segment associated with significant increases in their revenue. Cost savings were also offset by an increase in facility consolidation and asset impairment charges, higher pension expense, the extra week in 2012 and $74 million of strategic initiative investments made throughout the year.
Depreciation expense was 3% lower in 2012, reflecting reduced depreciation of certain assets reaching the end of their depreciable life.

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
The company’s net equity income in unconsolidated investees for 2013 was $44 million, an increase of $21 million over 2012. This increase reflects better results at Classified Ventures, the California Newspapers Partnership, as well as reduced impairment charges recognized in 2013.
The company’s net equity income in unconsolidated investees for 2012 was $22 million, an increase of $14 million over 2011. This increase reflects better results at Classified Ventures as well as reduced impairment charges recognized in 2012.
Interest expense: 2013 interest expense increased by 17% to $176 million compared to 2012 due to a higher average debt level of $2.01 billion. The higher average debt level is related to the issuance of $1.85 billion in senior notes during the second half of 2013 primarily related to the Belo acquisition which closed on Dec. 23, 2013.
Interest expense in 2012 was lower compared to 2011, as lower average debt levels were offset by higher average rates and the extra week in 2012.
The company increased its long-term debt by $2.27 billion or 159% in 2013. At the end of 2013, the company’s leverage ratio was 3.24x, within the financial covenants under its revolving credit agreements.
A further discussion of the company’s borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 38 and in Note 7 to the Consolidated Financial Statements.
Other non-operating items: The company reported a net loss of $48 million for other non-operating items in 2013. The majority relates to costs associated with the Belo transaction and a non-cash charge associated with the change in control and sale of interests related to Captivate. These costs were partly offset by interest income earned in 2013.
Other non-operating items totaled a net gain of $9 million in 2012 with the majority related to a gain on distribution from a cost method investment and interest income earned during 2012.
The company reported a net loss of $13 million in 2011 as the company recorded $15 million of non-cash charges for the write-down of certain minority investments.

Provision for income taxes
The company reported pre-tax income attributable to Gannett of $502 million for 2013. The provision for income taxes reflects certain state audit settlements and a special net tax benefit from the release of certain tax reserves due to a multi-year federal audit settlement in 2013. The effective tax rate on pre-tax income is 22.6%.
The company reported pre-tax income attributable to Gannett of $620 million for 2012. The provision for income taxes reflects an impairment of non-deductible goodwill, certain state audit settlements and a special net tax benefit from the release of certain tax reserves due to a federal audit settlement in 2012. The effective tax rate on pre-tax income is 31.5%.

The lower effective tax rate for 2013 compared to 2012 is due to special items contributing a net tax benefit that related primarily to a multi-year federal audit settlement recognized in 2013 as well as a non-deductible goodwill impairment charge incurred in 2012.
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

Net income attributable to Gannett Co., Inc.
Net income attributable to Gannett Co., Inc. and related per share amounts are presented in the table below.

In millions of dollars, except per share amounts
	2013	Change	2012	Change	2011
Net income	$389	(8%)	$424	(8%)	$459
Per basic share	$1.70	(7%)	$1.83	(5%)	$1.92
Per diluted share	$1.66	(7%)	$1.79	(5%)	$1.89

Net income attributable to Gannett Co., Inc. consists of net income reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. Net income attributable to noncontrolling interests was $57 million, $51 million and $41 million in 2013, 2012 and 2011, respectively.

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
The company discusses in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of:

•	Workforce restructuring charges;

•	Transformation costs;

•	Non-cash asset impairment charges;

•	A non-cash charge related to a change in control and sale of interests in a business;

•	Non-cash charges related to certain investments accounted for under the equity method;

•	A currency-related loss recognized in other non-operating items; and

•	Certain credits to its income tax provision.

The company believes that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. Workforce restructuring and facility consolidation expenses primarily relate to incremental expenses the company has incurred to consolidate or outsource production processes and centralize other functions. These expenses include payroll and related benefit costs. Transformation costs include incremental expenses incurred by the company to execute on its transformation and growth plan, including those related to the company’s recently completed Belo acquisition and incremental expenses associated with optimizing the company’s real estate portfolio. Non-cash asset impairment charges were recorded to reduce the book value of certain intangible assets and investments accounted for under the equity and cost methods to fair value, as the businesses underlying these assets had experienced significant and sustained unfavorable operating results. Other non-operating charges include a non-cash charge related to the change in control and sale of interests in the company’s Captivate business and a currency loss in the first quarter of 2013 related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating. Results for 2013 also include credits to the income tax provision related to reserve releases as a result of federal exam resolution and lapse of a statute of limitation. Results for 2012 included a credit related primarily to tax settlements covering multiple years.
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
Discussion of special charges and credits affecting reported results: For the years 2013, 2012, and 2011 the company recorded workforce restructuring related costs totaling $58 million ($37 million after-tax or $.16 per share), $49 million ($29 million after-tax or $.12 per share), and $74 million ($46 million after-tax or $.19 per share), respectively. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change the company’s cost structure.
Company-wide transformation plans led the company to recognize charges in 2011-2013 associated with revising the useful lives of certain assets over a shortened period, as well as shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Additionally, costs from the company’s recent acquisition of Belo are included as part of transformation costs. Total charges for these matters were $61 million ($45 million after-tax or $.19 per share), $32 million ($20 million after-tax or $.08 per share), and $27 million ($18 million after-tax or $.07 per share) in 2013, 2012, and 2011, respectively.

The company performed impairment tests on certain assets including goodwill, other intangible assets, other long-lived assets and investments accounted for under the equity and cost methods, that resulted in the recognition of impairment charges in 2011-2013. During 2013, the company recorded operating and non-operating non-cash asset impairment charges of $34 million ($20 million after-tax or $.09 per share). In 2012, non-cash asset impairment charges to operating and non-operating expense totaled $97 million ($91 million after-tax or $.38 per share). In 2011, non-cash asset impairment and investment charges to non-operating expense totaled $30 million ($18 million after-tax or $.08 per share). These non-cash impairment charges are detailed in Notes 3 and 4 to the Consolidated Financial Statements.
During 2011, the company recorded a $15 million ($9 million after-tax or $.04 per share) incremental charge for the disability-related retirement of the company’s former chairman and chief executive officer.
Other non-operating item charges in 2013 totaled $19 million ($10 million after-tax or $.04 per share) and are primarily related to a loss recognized on the Captivate transaction and a currency related loss related to the weakening of the British pound.
The company recorded a tax benefit of $28 million or $.12 per share related to resolution of several federal tax claims in the first quarter of 2013. In 2012, the company recorded $13 million or $.06 per share related primarily to tax settlements covering multiple years. In addition, the company recorded net special benefits of $31 million ($.13 per share) during 2011 related to tax audit settlements covering multiple years and a permanent stock basis deduction related to the disposal of certain business assets.

Consolidated results
The following is a discussion of the company’s as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted”.
Adjustments to remove special items from GAAP operating expense follow:

In millions of dollars
	2013	Change	2012(a)	Change	2011
Operating expense (GAAP basis)	$4,422	(3%)	$4,563	3%	$4,409
Remove special items:
Workforce restructuring	(58)	19%	(49)	(34)%	(74)
Transformation costs	(25)	(21)%	(32)	18%	(27)
Asset impairment charges	(33)	(63)%	(90)	***	—
Former Chairman and CEO incremental retirement charges	—	***	—	***	(15)
As adjusted (non-GAAP basis)	$4,306	(2%)	$4,393	2%	$4,293
(a) Numbers do not sum due to rounding.

Adjusted operating expenses decreased 2% in 2013 over 2012 to $4.31 billion, due to continued efficiency efforts company-wide and the extra week in 2012, partially offset by an increase in Digital Segment expenses related to the increase in revenue.
Adjusted operating expenses increased 2% in 2012 over 2011 to $4.39 billion, due to an increase in Broadcasting and Digital Segment expenses related to higher revenues, the extra week in 2012 and strategic initiative investments made throughout the year. These increases were partially offset by continued cost efficiency efforts company-wide.

Adjustments to remove special items from GAAP operating income follow:

In millions of dollars
	2013	Change	2012(a)	Change	2011
Operating income (GAAP basis)	$739	(6%)	$790	(5%)	$831
Remove special items:
Workforce restructuring	58	19%	49	(34)%	74
Transformation costs	25	(21)%	32	18%	27
Asset impairment charges	33	(63)%	90	***	—
Former Chairman and CEO incremental retirement charges	—	***	—	***	15
As adjusted (non-GAAP basis)	$855	(11%)	$960	1%	$947
(a) Numbers do not sum due to rounding.

Adjusted operating income decreased 11% in 2013 over 2012 to $855 million. Broadcasting revenues and operating results were lower reflecting the absence of significant political and Olympic revenues generated in 2012. Publishing revenues reflected lower advertising demand partially offset by a 1% increase in circulation revenue due. Digital revenues increased, reflecting solid revenue growth at CareerBuilder. Digital revenues company-wide including the Digital Segment and all digital revenues generated by other business segments were approximately $1.47 billion in 2013, nearly 30% of operating revenues and an increase of 16% compared to 2012.
Adjusted operating income increased 1% in 2012 over 2011 to $960 million reflecting the first year-over-year increase in company-wide revenue since 2006. Broadcasting revenues and operating results were the best results ever for the Broadcasting Segment, driven by a record level of political and Summer Olympic revenue achieved in 2012. Publishing revenues reflected lower advertising demand partially offset by a 5% increase in circulation revenue due to the roll out of the All Access Content Subscription Model throughout 2012. Circulation revenue grew significantly during the year as the content subscription model was rolled out in waves to 78 domestic markets throughout the year. Digital revenues increased significantly, reflecting stronger revenue growth at CareerBuilder.
Adjustments to remove special items from GAAP non-operating expense which consist of equity income or loss, interest expense and other non-operating items follow:

In millions of dollars
	2013(a)	Change	2012	Change	2011
Total non-operating (expense) income (GAAP basis)	$(180)	51%	$(119)	(33%)	$(178)
Remove special items:
Transformation costs	36	***	—	***	—
Asset impairment and investment charges	1	(90%)	7	(77%)	30
Other non-operating items	19	***	—	***	—
As adjusted (non-GAAP basis)	$(125)	11%	$(112)	(24%)	$(148)
(a) Numbers do not sum due to rounding.

Adjusted non-operating expense increased 11% in 2013 over 2012 to $125 million reflecting higher interest expense due to higher average debt levels principally related to the issuance of senior notes related to the Belo transaction.
Adjusted non-operating expense declined 24% in 2012 over 2011 to $112 million reflecting lower interest expense due to a significantly lower average debt levels, partially offset by higher average interest rates and the extra week in 2012.
A summary of the impact of special items on the company’s effective tax rate follows:

In millions of dollars
	2013	2012	2011
Provision for income taxes as reported (GAAP basis)	$113	$195	$153
Remove special items:
Workforce restructuring	21	19	28
Transformation costs	16	13	10
Asset impairment and investment charges	14	6	12
Former Chairman and CEO incremental retirement charges	—	—	6
Other non-operating items	8	—	—
Special tax benefits	28	13	31
As adjusted (non-GAAP basis)	$200	$246	$240
As adjusted effective tax rate (non-GAAP basis)	29.7%	30.9%	31.6%

The adjusted effective tax rate in 2013 was 29.7% compared to 30.9% in 2012. The lower rate for 2013 reflects higher reserve releases due to audit settlements and the lapse of certain statutes of limitations.

Adjustments to remove special items from GAAP net income attributable to Gannett Co., Inc. and diluted earnings per share follow:

In millions of dollars, except per share amounts
	2013	Change	2012(a)	Change	2011(a)
Net income attributable to Gannett Co., Inc. (GAAP basis)	$389	(8%)	$424	(8%)	$459
Remove special items (net of tax):
Workforce restructuring	37	26%	29	(35)%	46
Transformation costs	45	***	20	12%	18
Asset impairment and investment charges	20	(78)%	91	***	18
Former Chairman and CEO incremental retirement charges	—	***	—	***	9
Other non-operating items	10	***	—	***	—
Special tax benefits	(28)	***	(13)	(57)%	(31)
As adjusted (non-GAAP basis)	$473	(14%)	$551	6%	$518
Diluted earnings per share (GAAP basis)	$1.66	(7%)	$1.79	(5%)	$1.89
Remove special items (net of tax):
Workforce restructuring	0.16	33%	0.12	(37)%	0.19
Transformation costs	0.19	***	0.08	14%	0.07
Asset impairment and investment charges	0.09	(76)%	0.38	***	0.08
Former Chairman and CEO incremental retirement charges	—	***	—	***	0.04
Other non-operating items	0.04	***	—	***	—
Special tax benefits	(0.12)	***	(0.06)	(54)%	(0.13)
As adjusted (non-GAAP basis)	$2.02	(13%)	$2.33	9%	$2.13
(a) Numbers do not sum due to rounding.

Adjusted net income attributable to Gannett Co., Inc. decreased 14% in 2013 (13% on a diluted per share basis) as a result of lower as adjusted (non-GAAP basis) operating income in the Broadcasting and Publishing Segments partially offset by higher operating income in the Digital Segment.
Adjusted net income attributable to Gannett Co., Inc. increased 6% in 2012 over 2011 (9% on a diluted per share basis) as a result of higher Broadcasting and Digital Segment revenue, partially offset by an increase in their expenses.

Segment results
The following is a discussion of the company’s as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted”.
A summary of the impact of workforce restructuring charges and transformation costs on the company’s Broadcasting Segment is presented below:

In millions of dollars
	2013	Change	2012	Change	2011(a)
Broadcasting Segment operating expenses (GAAP basis)	$473	2%	$462	10%	$420
Remove special items:
Workforce restructuring	(14)	***	—	***	(1)
Transformation costs	(1)	***	—	***	—
As adjusted (non-GAAP basis)	$458	(1%)	$462	10%	$420
Broadcasting Segment operating income (GAAP basis)	$362	(18%)	$444	47%	$302
Remove special items:
Workforce restructuring	14	***	—	***	1
Transformation costs	1	—	—	***	—
As adjusted (non-GAAP basis)	$377	(15%)	$444	47%	$303
(a) Numbers do not sum due to rounding.

Adjusted Broadcasting Segment operating expenses decreased 1% in 2013 compared to 2012 due to lower expenses associated with the record level of political spending achieved in 2012 and the Summer Olympics. Adjusted Broadcasting Segment operating income decreased 15% to $377 million in 2013, reflecting the absence of record political spending and Summer Olympic revenue achieved in 2012.
Adjusted Broadcasting Segment operating expenses increased 10% in 2012, due to higher sales and marketing costs in 2012 associated with higher revenues and the extra week in 2012. Adjusted Broadcasting Segment operating income increased 47% in 2012 to $444 million, as a result of significantly higher political and Olympic advertising revenues, as well as higher core, retransmission and digital television revenues, and lower expenses.

A summary of the impact of workforce restructuring charges, transformation costs and asset impairment charges on the company’s Publishing Segment is presented below:

In millions of dollars
	2013(a)	Change	2012(a)	Change	2011(a)
Publishing Segment operating expenses (GAAP basis)	$3,264	(3%)	$3,360	—	$3,354
Remove special items:
Workforce restructuring	(43)	2%	(42)	(42)%	(73)
Transformation costs	(24)	(25%)	(32)	18%	(27)
Asset impairment charges	(21)	***	—	***	—
As adjusted (non-GAAP basis)	$3,175	(3%)	$3,285	1%	$3,253
Publishing Segment operating income (GAAP basis)	$314	(15%)	$369	(23%)	$478
Remove special items:
Workforce restructuring	43	2%	42	(42)%	73
Transformation costs	24	(25%)	32	18%	27
Asset impairment charges	21	***	—	***	—
As adjusted (non-GAAP basis)	$402	(9%)	$443	(23%)	$578
(a) Numbers do not sum due to rounding.

Adjusted Publishing Segment operating expenses decreased 3% in 2013 compared to 2012 as continued cost efficiency efforts were partially offset by strategic initiative spending of $36 million.
Adjusted Publishing Segment operating income declined 9% in 2013 compared to 2012 due to lower ad revenue in the U.S. and U.K., $36 million of strategic initiative spending, the negative impact of the extra week in 2012, partially offset by a 1% increase in circulation revenue, and a decrease in newsprint expense.
Adjusted Publishing Segment operating expenses increased 1% in 2012 over 2011 as continued cost control and efficiency efforts were offset by strategic initiative spending, higher pension expense and the impact of the extra week in 2012.
Adjusted Publishing Segment operating income declined 23% in 2012 over 2011 to $443 million, reflecting the impact of the soft economy on advertising demand and higher strategic initiative spending, pension expense, partially offset by an increase in circulation revenue, a decrease in newsprint expense, and the positive impact of the extra week in 2012.

A summary of the impact of workforce restructuring charges and asset impairment charges on the company’s Digital Segment is presented below:

In millions of dollars
	2013(a)	Change	2012	Change	2011
Digital Segment operating expenses (GAAP basis)	$620	(8%)	$677	21%	$561
Remove special items:
Workforce restructuring	—	***	—	***	—
Asset impairment charges	(12)	(87%)	(90)	***	—
As adjusted (non-GAAP basis)	$609	4%	$587	5%	$561
Digital Segment operating income (GAAP basis)	$128	***	$42	(67%)	$125
Remove special items:
Workforce restructuring	—	***	—	***	—
Asset impairment charges	12	(87%)	90	***	—
As adjusted (non-GAAP basis)	$140	6%	$132	5%	$125
(a) Numbers do not sum due to rounding.

Year-over-year adjusted operating expense comparisons for 2013 and 2012 reflect increases in expenses at CareerBuilder associated with its revenue growth. The CareerBuilder revenue growth also drove the year-over-year improvements in adjusted Digital Segment operating income.
A summary of the impact of special charges on the company’s Corporate Segment is presented below:

In millions of dollars
	2013(a)	Change	2012	Change	2011(a)
Corporate Segment operating expenses (GAAP basis)	$65	—	$64	13%	$74
Remove special items:
Workforce restructuring	—	***	(6)	***	—
Former Chairman and CEO incremental retirement charges	—	***	—	***	(15)
As adjusted (non-GAAP basis)	$64	11%	$58	(2%)	$60
(a) Numbers do not sum due to rounding.

FINANCIAL POSITION

Liquidity and capital resources
The company’s cash flow from operating activities was $511 million in 2013, versus $757 million in 2012, primarily reflecting the absence of incremental cash flow from the 2012 Summer Olympics and substantially higher political advertising in 2012. Net cash tax payments were $60 million higher in 2013 due in part to the timing of deductions.
Net cash used for investing activities totaled $1.39 billion. This reflects capital spending of $110 million, $1.45 billion for acquisitions, primarily the acquisition of Belo Corp., and $3 million for equity investments, which were partially offset by proceeds from the sale of certain assets of $114 million and proceeds from investments of $63 million.
Cash provided by financing activities totaled $1.17 billion in 2013. Proceeds from long term debt and term loans were $2.02 billion. These proceeds were used to partially finance the acquisition of Belo, repay the outstanding credit revolver borrowings and for other general corporate purposes. Following the acquisition of Belo, the company paid $288 million to redeem unsecured notes issued by Belo and assumed by Gannett in the acquisition. The company also repurchased approximately 4.9 million shares of the company’s stock for $117 million, paid dividends totaling $183 million and made dividend payments and distributions to noncontrolling membership shareholders of $43 million.
Certain key measurements of the elements of working capital for the last three years are presented in the following chart:

Working capital measurements
	2013	2012	2011
Current ratio	1.9-to-1	1.1-to-1	1.2-to-1
Accounts receivable turnover	6.8	7.8	7.4
Newsprint inventory turnover	5.5	6.1	5.7

The company’s operations have historically generated strong positive cash flow which, along with the company’s program of maintaining bank revolving credit availability, has provided adequate liquidity to meet the company’s requirements, including those for acquisitions.

Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Unsecured floating rate term loan due quarterly through August 2018	$154,800	$—
VIE unsecured floating rate term loans due quarterly through December 2018	39,270	—
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 9.375% due November 2017 (a)	250,000	250,000
Borrowings under revolving credit agreement expiring August 2018	—	205,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	—
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	—
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	—
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	—
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	—
Total principal long-term debt	3,744,067	1,464,997
Other (fair market value adjustments and discounts)	(31,167)	(32,897)
Total long-term debt	3,712,900	1,432,100
Less current portion of long-term debt maturities of VIE loans	5,890	—
Long-term debt, net of current portion	$3,707,010	$1,432,100
(a) On Feb. 5, 2014 the company sent notice of its intent to redeem the 9.375% notes on March 14, 2014. The notes will be redeemed for 104.688% of the outstanding principal amount, pursuant to the original terms.

Total average debt outstanding in 2013 and 2012 was $2.0 billion and $1.7 billion, respectively. The weighted average interest rate on all debt was 7.7% for both 2013 and 2012.
On Dec. 29, 2013, the company had unused borrowing capacity of $1.2 billion under its revolving credit agreement that expires in August 2018.
In connection with the company’s acquisition of Belo on Dec. 23, 2013 (the Belo Acquisition), the company assumed $715 million in principal amount of long-term debt issued by Belo to include $275 million in aggregate principal amount of its 8.00% senior unsecured notes due 2016 (the 2016 Notes), $200 million in aggregate principal amount of its 7.75% senior unsecured notes due June 2027 and $240 million in aggregate principal amount of its 7.25% senior unsecured notes due September 2027 (the 2027 Notes). The 2016 Notes were subsequently redeemed in December 2013. Contemporaneous with the Belo Acquisition, the Amended and Restated Competitive Advance and Revolving Credit Facility Agreement between Belo and JPMorgan Chase Bank, N.A., Sun Trust Bank, Royal Bank of Canada, and other lenders, which was scheduled to mature on Aug. 15, 2016, was terminated.
In connection with the Belo Acquisition, the company acquired four television stations and simultaneously sold designated assets, equipment, programming and distribution rights and the Federal Communications Commission (FCC) licenses to unrelated third parties. The acquisition of these assets was 100% financed by a group of financial institutions and this debt is guaranteed by the company’s wholly-owned material domestic subsidiaries. These four television stations were considered variable interest entities (VIEs, see Note 1) and the company concluded that it was the primary beneficiary and as such, has consolidated these entities and the accompanying debt is reflected in the company’s consolidated balance sheet as of Dec. 29, 2013. These loans are due March 2014 through December 2018. The borrower may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the company’s leverage ratio but differs between LIBOR loans and ABR loans. The interest rate as of Dec. 29, 2013 was 4.25%. Separate from the above transaction, but also part of the Belo transaction, the company acquired three television stations and simultaneously sold designated assets, equipment, programming and distribution rights and the FCC licenses of these stations to an unrelated third party. The acquisition of these assets was 100% financed and this debt is guaranteed by the company’s wholly-owned material domestic subsidiaries. These three television stations were considered VIEs, however the company is not the primary beneficiary and therefore did not consolidate these entities. The principal amount of the debt is $66.9 million and it is due March 2014 through December 2018. These unconsolidated VIEs are subject to forward sales agreements and this debt is expected to be repaid upon the sale of these stations in 2014, at which time the guarantees will be released. The company believes the likelihood of the guarantees being called is remote.
In July 2013, the company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes).  The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2020 Notes may not be redeemed by the company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter, except for the 2027 Notes.  The company used the net proceeds to repay the outstanding indebtedness under its revolving credit facilities and to extinguish the 2016 Notes.  Remaining proceeds are being used for general corporate purposes.
In October 2013, the company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2019 (the 2019 Notes) and $650 million in aggregate principal amount of its 6.375% senior unsecured notes due 2023 (the 2023 Notes, and collectively with the 2019 Notes, the Merger Financing Notes).  The 2019 Notes were priced at 98.724% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2019 Notes may not be redeemed by the company prior to Oct. 15, 2016. The 2023 Notes were priced at 99.086% of face value, resulting in a yield to maturity of 6.500%.  Subject to certain exceptions, the 2023 Notes may not be redeemed by the company prior to Oct. 15, 2018. The Merger Financing Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The Merger Financing Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter, except for the 2027 Notes.  The proceeds from the sale of the Merger Financing Notes plus available cash were used to finance the Belo acquisition.
In August 2013, the company entered into an agreement to replace, amend and restate its existing revolving credit facilities with a credit facility expiring on Aug. 5, 2018, which was further amended on Sept. 24, 2013 (the Amended and Restated Credit Agreement).  Total commitments under the Amended and Restated Credit Agreement are $1.2 billion. Subject to total leverage ratio limits, the Amended and Restated Credit Agreement eliminates the company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Amended and Restated Credit Agreement after the Belo Acquisition is 4.0x for the first 18 months following the closing date of the Amended and Restated Credit Agreement (Aug. 5, 2013), reducing to 3.75x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the company’s leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Credit Agreement, the company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the company’s leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.5%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. Based on the company’s leverage ratio as of Dec. 29, 2013, the company’s applicable margins were 2.50% and 1.50%, respectively. The company also borrowed $154.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for a LIBOR loan under the Amended and Restated Credit Agreement. Both the revolving credit loan and the term loan are guaranteed by a majority of the company’s wholly-owned material domestic subsidiaries.
The company has an effective universal shelf registration statement under which an unspecified amount of securities may be issued, subject to a $7.0 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.

The following schedule of annual maturities of the principal amount of total debt assumes the company uses available capacity under its revolving credit agreement to refinance unsecured floating rate term loans and notes due in 2014. Based on this refinancing assumption, all of the obligations other than VIE unsecured floating rate term loans due in 2014 are reflected as maturities for 2015 and beyond.

In thousands of dollars
2014 (1)	$5,890
2015	356,022
2016	232,883
2017	289,454
2018	569,818
Thereafter	2,290,000
Total	$3,744,067
(1) Maturities of principal amount of debt due in 2014 (primarily the 8.75% fixed rate notes due in November 2014) are assumed to be repaid with funds from the revolving credit agreement.

The company’s debt maturities may be repaid with cash flow from operating activities, by accessing capital markets or a combination of both.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2013.

Contractual obligations	Payments due by period
In millions of dollars	Total	2014	2015-16	2017-18	Thereafter
Long-term debt (1)	$5,266	$227	$989	$1,208	$2,842
Operating leases (2)	281	53	85	59	84
Purchase obligations (3)	193	115	66	10	2
Programming contracts (4)	229	79	128	21	1
Other noncurrent liabilities (5)	399	135	64	61	139
Total	$6,368	$609	$1,332	$1,359	$3,068

(1)	See Note 7 to the Consolidated Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end.

(2)	See Note 12 to the Consolidated Financial Statements.

(3)
Includes purchase obligations related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 29, 2013, are reflected in the consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(4)
Programming contracts include television station commitments to purchase programming to be produced in future years. In addition, this also includes amounts fixed or currently accrued under network affiliation agreements.

(5)
Other long-term liabilities consist of both unfunded and under-funded postretirement benefit plans. Unfunded plans include the Gannett Supplemental Executive Retirement Plan and the Gannett Retiree Welfare Plan. Employer contributions, which equal the expected benefit payments, are reflected in the table above over the next ten year period. The company’s under-funded plans include the Gannett Retirement Plan, the G.B. Dealey Retirement Plan and the Newsquest Pension Scheme. Expected employer contributions for these plans are included for the following fiscal year. Contributions beyond the next fiscal year are not included due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 29, 2013, the company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $57 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 to the Consolidated Financial Statements for a further discussion of income taxes.
For 2014, the company expects to contribute $69 million to the Gannett Retirement Plan, $16 million to the G. B. Dealey Retirement Pension Plan and $16 million to the U.K. retirement plan. Due to uncertainties regarding significant assumptions involved in estimating future contributions, such as interest rate levels and the amount and timing of asset returns, the company is unable to reasonably estimate its future contributions beyond 2014, and therefore no plan contributions thereafter are reflected in the above table.
In December 1990, the company adopted a Transitional Compensation Plan (the TCP). The TCP provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the TCP include a severance payment of up to three years’ compensation and continued life and medical insurance coverage. The company amended the TCP in April 2010 to provide that new participants will not be entitled to the benefit of the TCP’s excise tax gross-up or modified single trigger provisions.

Capital stock
In June 2013, the company announced that its Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the former $300 million program). As of Dec. 29, 2013, the value of shares that may be repurchased under the existing program is $225 million.

Stock repurchases	Repurchases made in fiscal year
In millions	2013	2012	2011
Number of shares purchased	4.9	10.3	4.9
Dollar amount purchased	$117	$154	$53

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
The company’s common stock outstanding at Dec. 29, 2013, totaled 227,568,888 shares, compared with 230,042,098 shares at Dec. 30, 2012.

Dividends
Dividends declared on common stock amounted to $183 million in 2013, compared with $186 million in 2012.

Cash dividends		Payment date	Per share
2013	4th Quarter	Jan. 2, 2014	$0.20
	3rd Quarter	Oct. 1, 2013	$0.20
	2nd Quarter	Jul. 1, 2013	$0.20
	1st Quarter	Apr. 1, 2013	$0.20
2012	4th Quarter	Jan. 2, 2013	$0.20
	3rd Quarter	Oct. 1, 2012	$0.20
	2nd Quarter	Jul. 2, 2012	$0.20
	1st Quarter	Apr. 2, 2012	$0.20

On Feb. 25, 2014, the Board of Directors declared a dividend of $.20 per share, payable on April 1, 2014, to shareholders of record as of the close of business March 7, 2014.

Accumulated other comprehensive income (loss)
The company’s foreign currency translation adjustment, included in accumulated other comprehensive income (loss) and reported as part of shareholders’ equity, totaled $427 million at the end of 2013 and $418 million at the end of 2012. The increase reflected a strengthening of the British pound against the U.S. dollar. Newsquest’s assets and liabilities at Dec. 29, 2013 were translated from British pounds to U.S. dollars at an exchange rate of 1.65 versus 1.62 at the end of 2012. Newsquest’s financial results were translated at an average rate of 1.56 for 2013, 1.58 for 2012 and 1.60 for 2011.
The company has recognized the funded status of its pension and retiree medical benefit plans in the statement of financial position. At Dec. 29, 2013 and Dec. 30, 2012, accumulated other comprehensive loss includes a reduction of equity of $921 million and $1.12 billion, respectively, for losses that will be amortized to pension and other postretirement costs in future years.

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
The company is exposed to foreign exchange rate risk primarily due to its ownership of Newsquest, which uses the British pound as its functional currency, which is then translated into U.S. dollars. The company’s foreign currency translation adjustment, related principally to Newsquest and reported as part of shareholders’ equity, totaled $427 million at Dec. 29, 2013. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 29, 2013, exchange rate of 1.65. Refer to Item 7A for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes that its market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. The company is exposed to foreign exchange rate risk on a limited basis primarily due to its operations in the United Kingdom, for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 1% in 2013.
Because the company has $194 million in floating interest rate obligations outstanding at Dec. 29, 2013, the company is subject to changes in the amount of interest expense it might incur. A 1/2% increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of approximately $1 million.
Refer to Note 7 to the Consolidated Financial Statements for information regarding the fair value of the company’s long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at Dec. 29, 2013 and Dec. 30, 2012	44
Consolidated Statements of Income for each of the three fiscal years in the period ended Dec. 29, 2013	46
Consolidated Statements of Comprehensive Income for each of the three fiscal years in the period ended Dec. 29, 2013	47
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended Dec. 29, 2013	48
Consolidated Statements of Equity for each of the three fiscal years in the period ended Dec. 29, 2013	49
Notes to Consolidated Financial Statements	50

OTHER INFORMATION
Selected Financial Data	74

SUPPLEMENTARY DATA
Quarterly Statements of Income (Unaudited)	76

FINANCIAL STATEMENT SCHEDULE
Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 29, 2013 Schedule II – Valuation and Qualifying Accounts and Reserves*	78

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Ernst & Young LLP,
Independent Registered
Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2014

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Assets	Dec. 29, 2013	Dec. 30, 2012
Current assets
Cash and cash equivalents	$469,203	$175,030
Trade receivables, less allowance for doubtful receivables of $15,275 and $22,006, respectively	834,052	678,845
Other receivables	28,592	20,162
Inventories	49,950	56,389
Deferred income taxes	21,245	15,840
Assets held for sale	395,851	17,508
Prepaid expenses and other current assets	124,592	108,946
Total current assets	1,923,485	1,072,720
Property, plant and equipment
Land	237,554	148,518
Buildings and improvements	1,239,719	1,265,290
Machinery, equipment and fixtures	2,506,121	2,548,957
Construction in progress	24,485	10,184
Total	4,007,879	3,972,949
Less accumulated depreciation	(2,338,247)	(2,454,271)
Net property, plant and equipment	1,669,632	1,518,678
Intangible and other assets
Goodwill	3,790,472	2,846,869
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $201,178 and $221,231, respectively	1,477,231	499,913
Deferred income taxes	—	158,275
Investments and other assets	379,886	283,431
Total intangible and other assets	5,647,589	3,788,488
Total assets(a)	$9,240,706	$6,379,886

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
Liabilities and equity	Dec. 29, 2013	Dec. 30, 2012
Current liabilities
Accounts payable
Trade	$176,055	$187,705
Other	39,245	24,128
Accrued liabilities
Compensation	214,434	171,319
Interest	58,575	22,210
Other	226,153	208,811
Dividends payable	45,645	45,963
Income taxes	17,791	44,985
Deferred income	223,404	229,395
Current portion of long-term debt	5,890	—
Total current liabilities	1,007,192	934,516
Income taxes	49,748	83,260
Deferred income taxes	587,904	—
Long-term debt	3,707,010	1,432,100
Postretirement medical and life insurance liabilities	129,078	149,937
Pension liabilities	632,195	1,007,325
Other noncurrent liabilities	218,168	222,182
Total noncurrent liabilities	5,324,103	2,894,804
Total liabilities(a)	6,331,295	3,829,320
Redeemable noncontrolling interest	14,618	10,654
Commitments and contingent liabilities (see Note 12)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock, par value $1: Authorized, 2,000,000 shares: Issued, none	—	—
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	552,368	567,515
Retained earnings	7,720,903	7,514,858
Accumulated other comprehensive loss	(494,055)	(701,141)
	8,103,635	7,705,651
Less Treasury stock, 96,849,744 shares and 94,376,534 shares, respectively, at cost	(5,410,537)	(5,355,037)
Total Gannett Co., Inc. shareholders’ equity	2,693,098	2,350,614
Noncontrolling interests	201,695	189,298
Total equity	2,894,793	2,539,912
Total liabilities, redeemable noncontrolling interest and equity	$9,240,706	$6,379,886
The accompanying notes are an integral part of these consolidated financial statements.

(a) Consolidated assets as of Dec. 29, 2013 include total assets of $44.7 million of variable interest entities (VIEs) that can only be used to settle the obligations of the VIEs. Consolidated liabilities as of Dec. 29, 2013 include $2.7 million of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the company. See Note 1 to the Consolidated Financial Statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
Fiscal year ended	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Net operating revenues
Broadcasting	$835,113	$906,104	$722,410
Publishing advertising	2,198,719	2,355,922	2,511,025
Publishing circulation	1,129,060	1,117,042	1,063,890
All other Publishing	250,025	255,180	256,193
Digital	748,445	718,949	686,471
Total	5,161,362	5,353,197	5,239,989
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	2,882,449	2,943,847	2,961,097
Selling, general and administrative expenses, exclusive of depreciation	1,291,858	1,303,427	1,223,485
Depreciation	153,203	160,746	165,739
Amortization of intangible assets	36,369	33,293	31,634
Facility consolidation and asset impairment charges (see Notes 3 and 4)	58,240	122,129	27,243
Total	4,422,119	4,563,442	4,409,198
Operating income	739,243	789,755	830,791
Non-operating (expense) income
Equity income in unconsolidated investees, net (see Notes 3 and 6)	43,824	22,387	8,197
Interest expense	(176,064)	(150,469)	(173,140)
Other non-operating items	(47,890)	8,734	(12,921)
Total	(180,130)	(119,348)	(177,864)
Income before income taxes	559,113	670,407	652,927
Provision for income taxes	113,200	195,400	152,800
Net income	445,913	475,007	500,127
Net income attributable to noncontrolling interests	(57,233)	(50,727)	(41,379)
Net income attributable to Gannett Co., Inc.	$388,680	$424,280	$458,748
Net income per share—basic	$1.70	$1.83	$1.92
Net income per share—diluted	$1.66	$1.79	$1.89
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
Fiscal year ended	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Net income	$445,913	$475,007	$500,127
Redeemable noncontrolling interest (income not available to shareholders)	(1,997)	(254)	(973)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	9,055	18,107	5,342
Pension and other postretirement benefit items:
Actuarial gain (loss):
Actuarial gain (loss) arising during the period	286,778	(230,799)	(403,495)
Amortization of actuarial loss	64,381	55,372	43,345
Prior service cost:
Change in prior service (costs) credit	319	—	(1,297)
Amortization of prior service credit	(1,599)	(11,501)	(11,930)
Settlement charge	3,077	7,946	—
Other	(10,158)	(11,375)	(295)
Pension and other postretirement benefit items	342,798	(190,357)	(373,672)
Other	2,363	1,791	(5,469)
Other comprehensive income (loss) before tax	354,216	(170,459)	(373,799)
Income tax effect related to components of other comprehensive income (loss)	(145,478)	66,948	140,182
Other comprehensive income (loss), net of tax	208,738	(103,511)	(233,617)
Comprehensive income	652,654	371,242	265,537
Comprehensive income attributable to noncontrolling interests, net of tax	56,888	52,264	37,294
Comprehensive income attributable to Gannett Co., Inc.	$595,766	$318,978	$228,243
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal year ended	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Cash flows from operating activities
Net income	$445,913	$475,007	$500,127
Adjustments to reconcile net income to operating cash flows:
Depreciation	153,203	160,746	165,739
Amortization of intangible assets	36,369	33,293	31,634
Facility consolidation and asset impairment charges (see Notes 3 and 4)	61,014	122,129	41,772
Stock-based compensation — equity awards	33,437	26,608	28,003
Provision for deferred income taxes	53,900	122,700	97,500
Pension expense, net of pension contributions	(82,878)	(95,377)	(42,330)
Equity income in unconsolidated investees, net (see Notes 3 and 6)	(43,824)	(22,387)	(8,197)
Other, net, including gains on asset sales	(4,673)	(36,056)	(1,639)
Decrease (increase) in trade receivables	(17,884)	35,799	33,464
Decrease in other receivables	9,329	6,200	12,273
Decrease (increase) in inventories	4,489	(7,167)	22,932
Decrease in accounts payable	(29,310)	(3,284)	(12,614)
Increase (decrease) in interest and taxes payable	(53,101)	853	(57,173)
Increase (decrease) in deferred income	(12,233)	(5,294)	4,595
Change in other assets and liabilities, net	(42,263)	(57,030)	(1,950)
Net cash flow from operating activities	511,488	756,740	814,136
Cash flows from investing activities
Purchase of property, plant and equipment	(110,407)	(91,874)	(72,451)
Payments for acquisitions, net of cash acquired	(1,451,006)	(67,244)	(23,020)
Payments for investments	(3,380)	(2,501)	(19,406)
Proceeds from investments	63,408	35,629	52,982
Proceeds from sale of certain assets	113,895	39,009	36,976
Net cash used for investing activities	(1,387,490)	(86,981)	(24,919)
Cash flows from financing activities
Proceeds from (payments of) borrowings under revolving credit facilities	(205,000)	(30,000)	14,000
Proceeds from issuance of long-term debt	1,827,799	—	—
Proceeds from (payments of) unsecured floating rate term loans	194,070	—	(180,000)
Payments of unsecured fixed rate notes	(287,719)	(306,571)	(433,432)
Payments of debt issuance and financing costs	(41,960)	—	—
Dividends paid	(183,233)	(158,822)	(47,946)
Cost of common shares repurchased	(116,639)	(153,948)	(53,037)
Proceeds from issuance of common stock upon exercise of stock options	31,435	33,748	3,609
Repurchase of and distributions to noncontrolling membership interests	(42,608)	(47,100)	(108,691)
Deferred payments for acquisitions	(6,132)	(1,027)	—
Net cash provided by (used for) financing activities	1,170,013	(663,720)	(805,497)
Effect of currency exchange rate change	162	2,065	192
Increase (decrease) in cash and cash equivalents	294,173	8,104	(16,088)
Balance of cash and cash equivalents at beginning of year	175,030	166,926	183,014
Balance of cash and cash equivalents at end of year	$469,203	$175,030	$166,926
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars	Gannett Co., Inc. Shareholders’ Equity
Fiscal years ended Dec. 25, 2011, Dec. 30, 2012, and Dec. 29, 2013	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance: Dec. 26, 2010	$324,419	$630,316	$6,874,641	$(365,334)	$(5,300,288)	$170,319	$2,334,073
Net income, 2011			458,748			41,379	500,127
Redeemable noncontrolling interest						(973)	(973)
Other comprehensive loss, net of tax				(230,505)		(3,112)	(233,617)
Balance: Total comprehensive income							265,537
Dividends declared, 2011: $0.24 per share			(57,189)				(57,189)
Distributions to noncontrolling membership shareholders						(23,542)	(23,542)
Treasury stock acquired					(53,037)		(53,037)
Stock options exercised		(7,294)			9,646		2,352
Stock-based compensation		28,003					28,003
401(k) match		(24,714)			41,341		16,627
Tax benefit derived from stock awards settled		1,257					1,257
Other activity		(9,841)			7,722	63	(2,056)
Balance: Dec. 25, 2011	$324,419	$617,727	$7,276,200	$(595,839)	$(5,294,616)	$184,134	$2,512,025
Net income, 2012			424,280			50,727	475,007
Redeemable noncontrolling interest						(254)	(254)
Other comprehensive income (loss), net of tax				(105,302)		1,791	(103,511)
Total comprehensive income							371,242
Dividends declared, 2012: $0.80 per share			(185,622)				(185,622)
Distributions to noncontrolling membership shareholders						(47,100)	(47,100)
Treasury stock acquired					(153,948)		(153,948)
Stock options exercised		(42,282)			66,787		24,505
Restricted stock awards settled		(32,860)			25,890		(6,970)
Stock-based compensation		26,608					26,608
Tax benefit derived from stock awards settled		9,243					9,243
Other activity		(10,921)			850		(10,071)
Balance: Dec. 30, 2012	$324,419	$567,515	$7,514,858	$(701,141)	$(5,355,037)	$189,298	$2,539,912
Net income, 2013			388,680			57,233	445,913
Redeemable noncontrolling interest						(1,997)	(1,997)
Other comprehensive income, net of tax				207,086		1,652	208,738
Total comprehensive income							652,654
Dividends declared, 2013: $0.80 per share			(182,635)				(182,635)
Distributions to noncontrolling membership shareholders						(42,390)	(42,390)
Treasury stock acquired					(116,639)		(116,639)
Stock options exercised		(18,518)			40,189		21,671
Restricted stock awards settled		(31,707)			21,227		(10,480)
Stock-based compensation		33,437					33,437
Tax benefit derived from stock awards settled		9,764					9,764
Other activity		(8,123)			(277)	(2,101)	(10,501)
Balance: Dec. 29, 2013	$324,419	$552,368	$7,720,903	$(494,055)	$(5,410,537)	$201,695	$2,894,793
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Summary of significant accounting policies
Fiscal year: The company’s fiscal year ends on the last Sunday of the calendar year. The company’s 2013 fiscal year ended on Dec. 29, 2013, and encompassed a 52-week period. The company’s 2012 and 2011 fiscal years encompassed 53-week and 52-week periods, respectively.
Consolidation: The consolidated financial statements include the accounts of the company and its wholly and majority-owned subsidiaries after elimination of all intercompany transactions and profits. Investments in entities for which the company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Accordingly, the company’s share of net earnings and losses from these ventures is included in “Equity income in unconsolidated investees, net” in the Consolidated Statements of Income.
Variable Interest Entities (VIE): A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling interest in the entity through their equity investments. The company consolidates VIEs when it is the primary beneficiary. In determining whether the company is the primary beneficiary of a VIE for financial reporting purposes, the company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether the company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.
On Dec. 23, 2013, Gannett completed the previously announced merger transaction contemplated in the Agreement and Plan of Merger, dated June 12, 2013 (the Merger Agreement), among Belo Corp. (Belo), Gannett, and Delta Acquisition Corp., a wholly-owned subsidiary of Gannett (Merger Sub). Pursuant to the Merger Agreement, Merger Sub merged with and into Belo (the Merger), with Belo surviving the Merger as a wholly-owned subsidiary of Gannett.
The total cash consideration for the Merger was approximately $1.47 billion, in addition to the assumption of $715 million in principal amount of outstanding Belo debt.
As part of the transactions contemplated by the Merger Agreement, Gannett and Belo restructured certain of Belo’s media holdings. Simultaneously with the closing of the transactions contemplated by the Merger Agreement, Gannett closed on Asset Purchase Agreements (collectively, the Restructuring Agreements) with Sander Holdings, LLC and certain of its subsidiaries and Tucker Operating Co. LLC (the Restructuring Assignees).

Pursuant to the Restructuring Agreements, the Belo subsidiaries that owned and operated Belo’s seven stations located in the Louisville, KY; Phoenix, AZ; Portland, OR; St. Louis, MO; and Tucson, AZ television markets entered into their respective Restructuring Agreement and thereupon assigned, transferred, and conveyed to the Restructuring Assignees designated assets, including the applicable Federal Communications Commission (FCC) licenses, and certain operating equipment and programming and distribution agreements relating to the respective stations. As previously announced, the closing of the Restructuring Agreements for station KMOV-TV in St. Louis, MO, was subject to the terms of a proposed consent decree with the U.S. Department of Justice, which requires a divestiture of that station. Gannett also entered into, effective after closing of the Merger and the conveyance under the Restructuring Agreements, shared services or other support agreements with the Restructuring Assignees. In addition, the Restructuring Assignees granted Gannett (or its assignee) the right to acquire such stations in the future, subject to applicable law. In order to facilitate the efficient pricing of acquisition financing needs of the Restructuring Assignees, Gannett guaranteed debt incurred by the Restructuring Assignees in connection with the closings under the Restructuring Agreements.
Consolidated VIEs: The company has concluded that the owner entities of the seven stations constitute VIEs and the various agreements that the company has entered into related to these entities represented variable interests in the VIEs. Accordingly, the company has evaluated the arrangements with respect to the power to direct the activities of the VIE and whether it has significant benefits, as required under ASC Topic 810, “Consolidation” (ASC Topic 810). Four stations in the Louisville, KY; Portland, OR; and Tucson, AZ, television markets are consolidated by the company based on these evaluations.
As of the dates indicated, the carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above which have been included in the company’s consolidated balance sheets as of Dec. 29, 2013 were as follows:

In thousands of dollars
Dec. 29, 2013
Current assets	$4,677
Plant, property and equipment, net	8,061
Intangible and other assets	32,008
Total assets	44,746
Current liabilities	7,827
Noncurrent liabilities	34,173
Total liabilities	$42,000

Non-consolidated VIEs: With respect to two stations located in Phoenix, AZ, and one in St. Louis, MO, the company has entered into forward sale agreements to cause the sale of the assets of these stations to a third party. The station in St. Louis is expected to be sold by the end of March 2014. The sale of the two stations in Phoenix is expected to take place later in 2014. These three stations are not consolidated due to the company’s involvement being limited to certain administrative, maintenance and monitoring services.

Segment presentation: The Digital Segment includes results from CareerBuilder, PointRoll and Shoplocal. The Digital Segment and the digital revenues lines do not include online/digital revenues generated by digital platforms that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.
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
Assets held for sale: In accordance with the guidance on the disposal of long-lived assets under ASC Topic 360, “Property, Plant and Equipment” (ASC Topic 360), the company reported assets held for sale primarily in its Broadcasting Segment at Dec. 29, 2013 of $395.9 million.
Valuation of long-lived assets: In accordance with the requirements included within ASC Topic 350, “Intangibles—Goodwill and Other” (ASC Topic 350) and ASC Topic 360, the company evaluates the carrying value of long-lived assets (mostly property, plant and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

Investments and other assets: Investments where the company does have significant influence are recorded under the equity method of accounting. The company recognized impairment charges each year from 2011-2013 related to such investments. See Note 3 for additional information.
Investments in non-public businesses in which the company does not have control or does not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At Dec. 29, 2013 and Dec. 30, 2012, such investments totaled approximately $2.7 million and $1.9 million, respectively. See Note 3 for additional information.
The company’s television stations are parties to program broadcasting contracts. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based upon the expected use of the programs in succeeding years. The amount charged to expense appropriately matches the cost of the programs with the revenues associated with them. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.
Revenue recognition: The company’s revenues include amounts charged to customers for space purchased in the company’s newspapers, digital ads placed on its digital platforms, advertising and marketing service fees, commercial printing and advertising broadcast on the company’s television stations. Publishing revenues also include circulation revenues for newspapers, both print and digital, purchased by readers or distributors, reduced by the amount of any discounts taken. Broadcasting revenues include revenues from the retransmission of the company’s television signals on satellite and cable networks. Retransmission fees are recognized over the contract period based on a negotiated fee per subscriber. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on digital platforms or broadcast. Revenues for marketing services are generally recognized as ads or services are delivered. Commercial printing revenues are recognized when the product is delivered to the customer. Circulation revenues are recognized when purchased newspapers are distributed or made available on the company’s digital platforms. Revenue from sales agreements that contain multiple deliverable elements is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery. Amounts received from customers in advance of revenue recognition are deferred as liabilities.
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
New accounting pronouncements: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income -Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The new guidance requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, a cross-reference to other disclosures is required to provide additional detail about those amounts. The company adopted the provision of ASU 2013-02 in the first quarter of 2013 and the new disclosures are included in Note 11 – Shareholder’s Equity.

NOTE 2

Acquisitions, investments and dispositions
2013: On Dec. 23, 2013, Gannett completed the acquisition of Belo. The total cash consideration was $1.47 billion in addition to the assumption of $715 million in principal amount of outstanding Belo debt.
The source of the aggregate purchase price paid by Gannett in the Merger consisted of the net proceeds from the sale of Gannett’s $600 million aggregate principal amount of 5.125% Senior Notes due 2019 and $650 million aggregate principal amount of 6.375% Senior Notes due 2023, and approximately $214 million of cash on hand.
The purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands of dollars
Cash and cash equivalents	$38,107
Receivables and other current assets	161,498
Assets held for sale	429,186
Plant, property and equipment, net	254,489
Indefinite-lived FCC licenses	835,900
Definite-lived intangible assets:
Retransmission agreements	99,161
Network affiliation agreements	37,030
Other	48,782
Investments and other noncurrent assets	53,478
Goodwill	943,841
Total assets acquired	2,901,472
Current liabilities	86,128
Deferred income taxes	525,550
Other noncurrent liabilities	76,500
Long-term debt	741,708
Total liabilities assumed	1,429,886
Net assets acquired	$1,471,586

The retransmission agreements and network affiliate agreements intangible assets will be amortized over a weighted average life of eight years and nine years, respectively. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The company expects that the purchase price allocated to goodwill and other indefinite-lived intangibles will not be deductible for tax purposes as no new tax basis in these intangibles was created due to the acquisition being a stock acquisition. The initial purchase price allocation is preliminarily based upon all information available to the company at the present time and is subject to change, and such changes could be material. The company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of primarily the Indefinite-lived and Definite-lived intangibles, Plant, property and equipment, Investments and Deferred income taxes.

Under the acquisition method of accounting, the results of the acquired operations for the 17 consolidated television stations are included in the financial statements of the company beginning Dec. 23, 2013. Net broadcasting revenues and operating income of these stations included in the company’s consolidated statements of operations were immaterial for the year ended Dec. 29, 2013.
Pro forma information. The following table sets forth unaudited pro forma results of operations, assuming that the Belo acquisition, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2012:

	Unaudited
In thousands of dollars	2013	2012
Total revenues	$5,738,051	$5,948,945
Net income attributable to Gannett Co., Inc.	$415,774	$427,917

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the company’s results would have been had the company operated the businesses since the beginning of the annual period presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, alignment of accounting policies and the related tax effects of the adjustments. The pro forma information excludes the revenues and net income of the three non-consolidated VIEs.
The company incurred and expensed a total of $33.0 million of acquisition costs for the year ended Dec. 29, 2013. Such costs were reflected in Other non-operating items in the consolidated statements of income. These costs were removed in the pro forma amounts above as they are specifically related to the acquisition.
In March 2013, CareerBuilder acquired Vietnam Online Network (KiemViec.com & HR Vietnam), Vietnam’s second largest career site by revenue, and first by number of registered users, specializing in recruitment services and human resource solutions for employers.
In April 2013, CareerBuilder acquired Oil and Gas Job Search (OilandGasJobSearch.com). Headquartered in England, Oil and Gas Job Search is the oil and gas industry’s leading online job site outside North America with job postings worldwide.
Total cash paid in 2013 for business acquisitions and investments, net of cash acquired was $1.45 billion and $3.4 million respectively.
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
In September 2012, Gannett acquired Mobestream Media, developer of the Key Ring consumer rewards mobile platform (Key Ring) available on all major smartphones. Consumers download the free Key Ring application to scan and store existing loyalty cards, join new rewards programs and get mobile coupons and other promotional offers delivered to their smartphones.
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
Total cash paid in 2012 for business acquisitions and investments, net of cash acquired was $67.2 million and $2.5 million respectively.
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
In August 2011, the company acquired US PRESSWIRE, a global leader in the creation and distribution of premium digital sports images to media companies worldwide. US PRESSWIRE operates within the USA TODAY Sports Media Group and provides daily sports photo coverage for all of the company’s publishing and broadcasting properties.
In September 2011, CareerBuilder acquired JobScout24, which solidified CareerBuilder’s position as one of the top three online recruitment sites in Germany.
In November 2011, the company acquired the mixed martial arts web site, MMAjunkie.com, one of the leading online news destinations for the sport and a content provider for several print, online and television outlets.
Also in November 2011, the company purchased a minority stake in Wanderful Media, LLC (Wanderful). Wanderful provides a common online shopping platform which allows advertisers to reach consumers in order to assist them in making informed purchasing decisions.
Total cash paid in 2011 for business acquisitions and investments, net of cash acquired was $23.0 million and $19.4 million, respectively.

NOTE 3

Facility consolidation and asset impairment charges
For the years 2011-2013, the company recognized charges related to facility consolidation efforts. The company also recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets and long-lived assets. Impairment charges for certain minority-owned investments accounted for under the equity or cost methods were also recorded. In addition, the company recorded charges to write off certain publishing assets that were donated during 2013.
A summary of these charges by year is presented below:

In thousands, except per share amounts
2013	Pre-Tax Amount (a)	After-Tax Amount(a)	Per Share Amount(a)
Facility consolidation and asset impairment charges:
Goodwill:
Publishing	$8,430	$4,930	$0.02
Digital	11,614	6,914	0.03
Total goodwill	20,044	11,844	0.05
Other intangible assets - Publishing	12,952	7,852	0.03
Property, plant and equipment - Publishing	14,756	8,856	0.04
Other:
Broadcasting	1,033	533	—
Publishing	9,454	5,754	0.02
Total other	10,487	6,287	0.03
Total facility consolidation and asset impairment charges against operations	58,240	34,840	0.15
Non-operating charges:
Equity method investments	731	431	—
Other - Publishing	2,774	1,774	0.01
Total charges	$61,745	$37,045	$0.16
 (a) Total amounts may not sum due to rounding.

In thousands, except per share amounts
2012	Pre-Tax Amount	After-Tax Amount	Per Share Amount(a)
Facility consolidation and asset impairment charges:
Goodwill - Digital	$90,053	$86,553	$0.37
Property, plant and equipment - Publishing	29,520	17,920	0.08
Other - Publishing	2,556	1,656	0.01
Total facility consolidation and asset impairment charges against operations	122,129	106,129	0.45
Non-operating charges:
Equity method investments	7,036	4,336	0.02
Total charges	$129,165	$110,465	$0.47
(a) Total amounts may not sum due to rounding.

In thousands, except per share amounts
2011	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Property, plant and equipment:
Publishing	$17,085	$10,282	$0.04
Total property, plant and equipment	17,085	10,282	0.04
Other:
Publishing	10,158	7,261	0.03
Total other	10,158	7,261	0.03
Total facility consolidation and asset impairment charges against operations	27,243	17,543	0.07
Non-operating charges:
Equity method investments	15,739	9,539	0.04
Other investments	14,529	8,729	0.04
Total charges	$57,511	$35,811	$0.15

In connection with the required annual impairment test of goodwill and indefinite-lived intangibles, potential impairments were indicated in 2012 and 2013 for certain reporting units in the company’s Publishing and Digital Segments. The fair value of the reporting units was determined based on a multiple of earnings technique and/or a discounted cash flow technique. The company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within these reporting units. The implied value was less than the carrying value and therefore the impairment charges were taken.
The impairment charges in 2013 for other intangible assets, principally trade names and a masthead, were required because revenue results from the underlying business had softened from what was expected. Fair value was determined using a relief-from-royalty method. Carrying values were reduced to fair value for these assets.
Facility consolidation plans led the company to recognize charges associated with revising the useful lives of certain assets over a shortened periods as well as shutdown costs. Charges were recognized in the years 2011-2013. Certain assets classified as held-for-sale in accordance with ASC Topic 360 resulted in charges being recognized in 2012 and 2013 as the carrying values were reduced to equal the fair value less cost to dispose. These fair values were based on estimates of prices for similar assets.
During 2011-2013, carrying values of certain investments in which the company owns noncontrolling interests were written down to fair value because the businesses underlying the investments had experienced significant and sustained operating losses, leading the company to conclude that they were other than temporarily impaired.
In addition, the company recorded non-operating charges to write off certain publishing assets that were donated during 2013.

NOTE 4

Goodwill and other intangible assets
ASC Topic 350 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Recognized intangible assets that have finite useful lives are amortized over their useful lives and are subject to tests for impairment in accordance with the requirements included within ASC Topic 350.
The company performed impairment tests on its goodwill and intangible assets during 2013 and as a result recognized non-cash impairment charges totaling $33.0 million. The charges include goodwill and other intangibles for the Publishing Segment of $8.4 million and $13.0 million, respectively, and $11.6 million of goodwill for the Digital Segment. The impairment charges coincide with changes in strategy and the development of updated financial projections reflective of these events.
The company performed impairment tests on its goodwill and intangible assets during 2012 and as a result recognized non-cash impairment charges totaling $90.1 million on its goodwill in the Digital Segment. The impairment charges coincide with the reduction in advertising from a large customer during the fourth quarter of 2012 as well as a change in strategy and the development of updated financial projections reflective of these events. Goodwill impairment tests completed in 2011 indicated no impairment.
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 29, 2013, and Dec. 30, 2012.

In thousands of dollars
	Gross	Accumulated Amortization	Net
Dec. 29, 2013
Goodwill	$3,790,472	$—	$3,790,472
Indefinite-lived intangibles:
Television station FCC licenses	1,091,204	—	1,091,204
Mastheads and trade names	82,570	—	82,570
Amortizable intangible assets:
Customer relationships	290,845	177,515	113,330
Other	213,790	23,663	190,127
Total	$5,468,881	$201,178	$5,267,703
Dec. 30, 2012
Goodwill	$2,846,869	$—	$2,846,869
Indefinite-lived intangibles:
Television station FCC licenses	255,304	—	255,304
Mastheads and trade names	95,308	—	95,308
Amortizable intangible assets:
Customer relationships	313,567	197,300	116,267
Other	56,965	23,931	33,034
Total	$3,568,013	$221,231	$3,346,782

Amortization expense was $36.4 million in 2013 and $33.3 million in 2012. The increase primarily reflects the impact of additional acquisitions made in 2013. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over periods ranging from less than 1 to 25 years. Other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names and were assigned lives of between three and 21 years and are amortized on a straight-line basis.

The following table shows the projected annual amortization expense related to amortizable intangibles assuming no acquisitions or dispositions:

In thousands of dollars
2014	$57,473
2015	$48,147
2016	$40,389
2017	$35,546
2018	$33,593

The following table shows the changes in the carrying amount of goodwill during 2013 and 2012.

In thousands of dollars
	Broadcasting	Publishing	Digital	Total
Goodwill
Gross balance at Dec. 25, 2011	$1,618,522	$7,643,255	$680,489	$9,942,266
Accumulated impairment losses	—	(7,050,778)	(26,603)	(7,077,381)
Net balance at Dec. 25, 2011	$1,618,522	$592,477	$653,886	$2,864,885
Acquisitions & adjustments	—	22,747	39,241	61,988
Impairment	—	—	(90,053)	(90,053)
Foreign currency exchange rate changes	80	6,918	3,051	10,049
Balance at Dec. 30, 2012	$1,618,602	$622,142	$606,125	$2,846,869
Gross balance at Dec. 30, 2012	1,618,602	7,754,959	722,781	10,096,342
Accumulated impairment losses	—	(7,132,817)	(116,656)	(7,249,473)
Net balance at Dec. 30, 2012	$1,618,602	$622,142	$606,125	$2,846,869
Acquisitions & adjustments	943,841	2,266	28,115	974,222
Impairment	—	(8,430)	(11,614)	(20,044)
Dispositions	(19,000)	—	—	(19,000)
Foreign currency exchange rate changes	(110)	3,903	4,632	8,425
Balance at Dec. 29, 2013	$2,543,333	$619,881	$627,258	$3,790,472
Gross balance at Dec. 29, 2013	2,543,333	7,807,416	755,528	11,106,277
Accumulated impairment losses	—	(7,187,535)	(128,270)	(7,315,805)
Net balance at Dec. 29, 2013	$2,543,333	$619,881	$627,258	$3,790,472

NOTE 5

Supplemental cash flows information
Cash paid in 2013, 2012 and 2011 for income taxes and for interest (net of amounts capitalized) was as follows:

In thousands of dollars
	2013	2012	2011
Income taxes, net of refunds	$124,378	$64,838	$128,874
Interest	$126,180	$138,906	$161,960

NOTE 6

Investments
The company’s investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned Dec. 29, 2013
Wanderful Media, LLC	12.73%
Ponderay Newsprint Company	13.50%
Captivate Holdings, LLC	18.00%
California Newspapers Partnership	19.49%
4Info	24.53%
Livestream	26.03%
Classified Ventures (1)	26.90%
Pearl, LLC	32.10%
HotelMe, LLC	32.14%
Homefinder.com	33.33%
Topix	33.71%
Garnet Media	34.00%
Texas-New Mexico Newspapers Partnership	40.64%
Tucson Newspaper Partnership	50.00%

(1)	The acquisition of Belo increased the ownership percentage in Classified Ventures from 23.6% to 26.9%.

The aggregate carrying value of equity investments at Dec. 29, 2013, was $164.9 million. Certain differences exist between the company’s investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges recorded by the company for certain of the investments.
The company’s net equity income in unconsolidated investees included impairment charges related primarily to certain digital business investments for 2013, 2012 and 2011 of $0.7 million, $7.0 million and $15.7 million, respectively.
The company also recorded revenue related to Classified Ventures and Homefinder.com products for online advertisements placed on its publishing affiliated digital platforms. Such amounts totaled approximately $98.3 million for 2013, $90.2 million for 2012 and $82.7 million for 2011. These revenues are recorded within Publishing Segment advertising revenue.

NOTE 7

Long-term debt
The long-term debt of the company is summarized below:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Unsecured floating rate term loan due quarterly through August 2018	$154,800	$—
VIE unsecured floating rate term loans due quarterly through December 2018	39,270	—
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 9.375% due November 2017 (a)	250,000	250,000
Borrowings under revolving credit agreement expiring August 2018	—	205,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	—
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	—
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	—
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	—
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	—
Total principal long-term debt	3,744,067	1,464,997
Other (fair market value adjustments and discounts)	(31,167)	(32,897)
Total long-term debt	3,712,900	1,432,100
Less current portion of long-term debt maturities of VIE loans	5,890	—
Long-term debt, net of current portion	$3,707,010	$1,432,100
(a) On Feb. 5, 2014 the company sent notice of its intent to redeem the 9.375% notes on March 14, 2014. The notes will be redeemed for 104.688% of the outstanding principal amount, pursuant to the original terms.

Total average debt outstanding in 2013 and 2012 was $2.0 billion and $1.7 billion, respectively. The weighted average interest rate on all debt was 7.7% for both 2013 and 2012.
On Dec. 29, 2013, the company had unused borrowing capacity of $1.2 billion under its revolving credit agreement that expires in August 2018.
In connection with the company’s acquisition of Belo on Dec. 23, 2013 (the Belo Acquisition), the company assumed $715 million in principal amount of long-term debt issued by Belo to include $275 million in aggregate principal amount of its 8.00% senior unsecured notes due 2016 (the 2016 Notes), $200 million in aggregate principal amount of its 7.75% senior unsecured notes due June 2027 and $240 million in aggregate principal amount of its 7.25% senior unsecured notes due September 2027 (the 2027 Notes). The 2016 Notes were subsequently redeemed in December 2013. Contemporaneous with the Belo Acquisition, the Amended and Restated Competitive Advance and Revolving Credit Facility Agreement between Belo and JPMorgan Chase Bank, N.A., Sun Trust Bank, Royal Bank of Canada, and other lenders, which was scheduled to mature on Aug. 15, 2016, was terminated.

In connection with the Belo Acquisition, the company acquired four television stations and simultaneously sold designated assets, equipment, programming and distribution rights and the Federal Communications Commission (FCC) licenses to unrelated third parties. The acquisition of these assets was 100% financed by a group of financial institutions and this debt is guaranteed by the company’s wholly-owned material domestic subsidiaries. These four television stations were considered variable interest entities (VIEs, see Note 1) and the company concluded that it was the primary beneficiary and as such, has consolidated these entities and the accompanying debt is reflected in the company’s consolidated balance sheet as of Dec. 29, 2013. These loans are due March 2014 through December 2018. The borrower may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the company’s leverage ratio but differs between LIBOR loans and ABR loans. The interest rate as of Dec. 29, 2013 was 4.25%. Separate from the above transaction, but also part of the Belo transaction, the company acquired three television stations and simultaneously sold designated assets, equipment, programming and distribution rights and the FCC licenses of these stations to an unrelated third party. The acquisition of these assets was 100% financed and this debt is guaranteed by the company’s wholly-owned material domestic subsidiaries. These three television stations were considered VIEs, however the company is not the primary beneficiary and therefore did not consolidate these entities. The principal amount of the debt is $66.9 million and it is due March 2014 through December 2018. These unconsolidated VIEs are subject to forward sales agreements and this debt is expected to be repaid upon the sale of these stations in 2014, at which time the guarantees will be released. The company believes the likelihood of the guarantees being called is remote.
In July 2013, the company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2020 (the 2020 Notes).  The 2020 Notes were priced at 98.566% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2020 Notes may not be redeemed by the company prior to July 15, 2016. The 2020 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The 2020 Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter, except for the 2027 Notes.  The company used the net proceeds to repay the outstanding indebtedness under its revolving credit facilities and to extinguish the 2016 Notes.  Remaining proceeds are being used for general corporate purposes.

In October 2013, the company completed the private placement of $600 million in aggregate principal amount of its 5.125% senior unsecured notes due 2019 (the 2019 Notes) and $650 million in aggregate principal amount of its 6.375% senior unsecured notes due 2023 (the 2023 Notes, and collectively with the 2019 Notes, the Merger Financing Notes).  The 2019 Notes were priced at 98.724% of face value, resulting in a yield to maturity of 5.375%.  Subject to certain exceptions, the 2019 Notes may not be redeemed by the company prior to Oct. 15, 2016. The 2023 Notes were priced at 99.086% of face value, resulting in a yield to maturity of 6.500%.  Subject to certain exceptions, the 2023 Notes may not be redeemed by the company prior to Oct. 15, 2018. The Merger Financing Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933.  The Merger Financing Notes are guaranteed on a senior basis by the subsidiaries of the company that guarantee its revolving credit facility, term loan and its notes maturing in 2014 and thereafter, except for the 2027 Notes.  The proceeds from the sale of the Merger Financing Notes plus available cash were used to finance the Belo acquisition.
In August 2013, the company entered into an agreement to replace, amend and restate its existing revolving credit facilities with a credit facility expiring on Aug. 5, 2018, which was further amended on Sept. 24, 2013 (the Amended and Restated Credit Agreement).  Total commitments under the Amended and Restated Credit Agreement are $1.2 billion. Subject to total leverage ratio limits, the Amended and Restated Credit Agreement eliminates the company’s restriction on incurring additional indebtedness. The maximum total leverage ratio permitted by the Amended and Restated Credit Agreement after the Belo Acquisition is 4.0x for the first 18 months following the closing date of the Amended and Restated Credit Agreement (Aug. 5, 2013), reducing to 3.75x from the 18th to the 30th month anniversary of the closing date, and then reducing to 3.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.375% - 0.50% of the undrawn commitments, depending upon the company’s leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Credit Agreement, the company may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on the company’s leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.5%. For ABR based borrowing, the margin will vary from 0.75% to 1.50%. Based on the company’s leverage ratio as of Dec. 29, 2013, the company’s applicable margins were 2.50% and 1.50%, respectively. The company also borrowed $154.8 million under a new five-year term loan. The interest rate on the term loan is equal to the rate for a LIBOR loan under the Amended and Restated Credit Agreement. Both the revolving credit loan and the term loan are guaranteed by a majority of the company’s wholly-owned material domestic subsidiaries.
The company has an effective universal shelf registration statement under which an unspecified amount of securities may be issued, subject to a $7.0 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. The company may also invest borrowed funds that are not required for other purposes in short-term marketable securities.

The following schedule of annual maturities of the principal amount of total debt assumes the company uses available capacity under its revolving credit agreement to refinance unsecured floating rate term loans and notes due in 2014. Based on this refinancing assumption, all of the obligations other than VIE unsecured floating rate term loans due in 2014 are reflected as maturities for 2015 and beyond.

In thousands of dollars
2014 (1)	$5,890
2015	356,022
2016	232,883
2017	289,454
2018	569,818
Thereafter	2,290,000
Total	$3,744,067
(1) Maturities of principal amount of debt due in 2014 (primarily the 8.75% fixed rate notes due in November 2014) are assumed to be repaid with funds from the revolving credit agreement.

The company’s debt maturities may be repaid with cash flow from operating activities by accessing capital markets or a combination of both.

NOTE 8

Retirement plans
The company and its subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The company’s principal retirement plan is the Gannett Retirement Plan (GRP). The disclosure tables below also include the assets and obligations of the Gannett Supplemental Retirement Plan (SERP), the Newsquest Pension Scheme in the U.K., the Newspaper Guild of Detroit Pension Plan, and The G.B. Dealey Retirement Pension Plan (Belo Plan). The company uses a Dec. 31 measurement date for its retirement plans.
Substantially all participants in the GRP, Belo Plan and SERP had their benefits frozen prior to 2009. Participants of the Newsquest plan had their benefits frozen effective March 31, 2011.
The company’s pension costs, which include costs for its qualified and non-qualified plans, are presented in the following table:

In thousands of dollars
	2013	2012	2011
Service cost—benefits earned during the period	$7,538	$7,545	$7,833
Interest cost on benefit obligation	141,030	155,376	171,339
Expected return on plan assets	(198,216)	(189,863)	(211,659)
Amortization of prior service costs	7,566	7,689	7,580
Amortization of actuarial loss	63,212	53,429	37,901
Pension expense for company-sponsored retirement plans	21,130	34,176	12,994
Settlement and special termination benefit charge	3,077	7,946	1,068
Total pension cost	$24,207	$42,122	$14,062

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Change in benefit obligations
Benefit obligations at beginning of year	$3,573,085	$3,351,494
Service cost	7,538	7,545
Interest cost	141,030	155,376
Plan amendments	177	—
Plan participants’ contributions	4	7
Actuarial (gain) loss	(104,131)	300,525
Foreign currency translation	21,758	27,526
Gross benefits paid	(230,979)	(245,899)
Acquisitions	274,510	—
Settlements	(10,743)	(23,489)
Benefit obligations at end of year	$3,672,249	$3,573,085
Change in plan assets
Fair value of plan assets at beginning of year	$2,552,316	$2,408,768
Actual return on plan assets	364,652	254,225
Plan participants’ contributions	4	7
Employer contributions	107,086	137,499
Gross benefits paid	(230,979)	(245,899)
Acquisitions	229,774	—
Settlements	(10,743)	(23,489)
Foreign currency translation	16,357	21,205
Fair value of plan assets at end of year	$3,028,467	$2,552,316
Funded status at end of year	$(643,782)	$(1,020,769)
Amounts recognized in Consolidated Balance Sheets
Noncurrent assets	$3,684	$—
Accrued benefit cost—current	$(15,271)	$(13,444)
Accrued benefit cost—noncurrent	$(632,195)	$(1,007,325)

The funded status (on a projected benefit obligation basis) of the company’s principal retirement plans at Dec. 29, 2013, is as follows:

In thousands of dollars
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$2,009,228	$2,194,517	$(185,289)
SERP (a)	—	190,791	(190,791)
Newsquest	699,478	925,280	(225,802)
Belo	229,774	274,510	(44,736)
All other	89,987	87,151	2,836
Total	$3,028,467	$3,672,249	$(643,782)
(a) the SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $3.65 billion and $3.55 billion at Dec. 29, 2013 and Dec. 30, 2012, respectively.
The following table presents information for those company retirement plans for which accumulated benefits exceed assets:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Accumulated benefit obligation	$3,568,021	$3,546,819
Fair value of plan assets	$2,938,480	$2,552,316

The following table presents information for those company retirement plans for which projected benefit obligations exceed assets:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Projected benefit obligation	$3,585,947	$3,573,085
Fair value of plan assets	$2,938,480	$2,552,316

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) that have not yet been recognized as a component of pension expense as of the dates presented (pre-tax):

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Net actuarial losses	$(1,390,975)	$(1,717,674)
Prior service cost	(53,949)	(61,338)
Amounts in accumulated other comprehensive income (loss)	$(1,444,924)	$(1,779,012)

The actuarial loss and prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014 are $44.1 million and $7.6 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of the following:

In thousands of dollars
2013
Current year actuarial gain	$270,568
Change in prior service cost	(177)
Amortization of actuarial loss	63,212
Amortization of prior service costs	7,566
Recognition of settlement	3,077
Currency loss	(10,158)
Total	$334,088

Pension costs: The following assumptions were used to determine net pension costs:

	2013	2012	2011
Discount rate	4.08%	4.83%	5.49%
Expected return on plan assets	7.94%	7.95%	8.46%
Rate of compensation increase	2.97%	2.96%	2.95%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 29, 2013	Dec. 30, 2012
Discount rate	4.75%	4.08%
Rate of compensation increase	2.97%	2.97%

During 2013, the company made contributions of $50.0 million to the GRP. The company contributed $35.2 million to the U.K. retirement plan in 2013. In 2014, the company expects to contribute $69.0 million to the GRP, $15.9 million to the U.K retirement plan and $15.5 million to the Belo Plan.
Plan assets: The fair value of plan assets was approximately $3.0 billion and $2.6 billion at the end of 2013 and 2012, respectively. The expected long-term rate of return on these assets was 7.94% for 2013, 7.95% for 2012, and 8.46% for 2011. The asset allocation for the GRP at the end of 2013 and 2012, and target allocations for 2014, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2014	2013	2012
Equity securities	65%	64%	51%
Debt securities	20	22	35
Other	15	14	14
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits; the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. The company’s actual investment return on its Gannett Retirement Plan assets was 16.4% for 2013, 12.6% for 2012 and 0.4% for 2011.
Retirement plan assets include approximately 1.2 million shares of the company’s common stock valued at approximately $36.7 million and $22.4 million at the end of 2013 and 2012, respectively. The plan received dividends of approximately $1.0 million on these shares in 2013.
Cash flows: The company estimates it will make the following benefit payments (from either retirement plan assets or directly from company funds), which reflect expected future service, as appropriate:

In thousands of dollars
2014	$225,471
2015	$226,259
2016	$228,646
2017	$234,066
2018	$232,890
2019-2023	$1,168,924

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

The company’s participation in these plans for the annual period ended Dec. 29, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s year-end at Dec. 31, 2013 and Dec. 31, 2012, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
The company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, Gannett’s contribution represented less than 5% of total contributions to the plan.
The company incurred expenses for multi-employer withdrawal liabilities of $0.3 million, $3.8 million and $30.0 million in 2013, 2012, and 2011, respectively. Other noncurrent liabilities on the Consolidated Balance Sheet as of Dec. 29, 2013 and Dec. 30, 2012 include $34.1 million and $37.9 million, respectively, for such withdrawal liabilities. The actual withdrawal liabilities will not be known until at least 2014 and no material payments will be required until such determinations are made. Expenses and liabilities recorded by the company for the plans in 2011 were substantially higher than in other years. The costs and liabilities recorded in 2011 primarily relate to withdrawal liabilities triggered upon the company’s decision in December 2011 to cease production activities at its Cincinnati publishing operations and transition them to a non-Gannett publisher in Columbus, OH.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions(in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2013	2012		2013	2012	2011
AFTRA Retirement Plan (a)	13-6414972/001	Green as of Nov. 30, 2012	Green as of Nov. 30, 2011	NA	$988	$965	$896	NA	5/31/2015 9/11/2015
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	242	572	146	No	8/17/2013 2/1/2014 10/15/2014 11/8/2014 12/31/2015
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	216	380	280	No	1/31/2015
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	279	415	385	No	11/13/2015
IAM National Pension Plan (a)	51-6031295/002	Green	Green	NA	736	341	308	NA	4/30/2016
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Yellow	Implemented	1,355	876	1,054	NA	3/13/2013
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2013	Green as of Jan. 31, 2012	NA	160	158	163	NA	4/30/2016
Central States Southeast and Southwest Areas Pension Fund	36-6044243/001	Red as of Dec. 31, 2012	Red as of Dec. 31, 2011	Implemented	40	260	372	No	6/30/2013
Total					$4,016	$3,967	$3,604
(a) This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

NOTE 9

Postretirement benefits other than pensions
The company provides health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of the company’s retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. The company’s policy is to fund benefits as claims and premiums are paid. The company eliminated postretirement medical and life insurance benefits for most U.S. employees under 50 years of age effective Jan. 1, 2006. The company uses a Dec. 31 measurement date for these plans.
Postretirement benefit cost for health care and life insurance included the following components:

In thousands of dollars
	2013	2012	2011
Service cost – benefits earned during the period	$529	$545	$611
Interest cost on net benefit obligation	5,656	7,744	9,205
Amortization of prior service credit	(9,165)	(19,190)	(19,510)
Amortization of actuarial loss	1,169	1,943	5,444
Net periodic postretirement benefit credit	$(1,811)	$(8,958)	$(4,250)

The table below provides a reconciliation of benefit obligations and funded status of the company’s postretirement benefit plans:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Change in benefit obligations
Net benefit obligations at beginning of year	$169,592	$184,131
Service cost	529	545
Interest cost	5,656	7,744
Plan participants’ contributions	9,629	10,362
Plan amendments	(496)	—
Actuarial gain	(16,476)	(5,877)
Gross benefits paid	(28,022)	(29,245)
Federal subsidy on benefits paid	4,169	1,932
Acquisitions	2,228	—
Net benefit obligations at end of year	$146,809	$169,592
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	18,393	18,883
Plan participants’ contributions	9,629	10,362
Gross benefits paid	(28,022)	(29,245)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$146,809	$169,592
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$17,731	$19,655
Accrued benefit cost—noncurrent	$129,078	$149,937

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) that have not yet been recognized as a component of net periodic postretirement benefit credit as of the dates presented (pre-tax):

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Net actuarial losses	$(6,087)	$(23,467)
Prior service credit	16,204	24,874
Amounts in accumulated other comprehensive income (loss)	$10,117	$1,407

The actuarial loss and prior service credit estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 are $0.6 million and $8.4 million, respectively.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) consist of the following:

In thousands of dollars
2013
Current year actuarial gain	$16,210
Change in prior service cost	496
Amortization of actuarial loss	1,169
Amortization of prior service credit	(9,165)
Total	$8,710

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2013	2012	2011
Discount rate	3.80%	4.75%	5.30%
Health care cost trend rate assumed for next year	7.17%	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2017	2016	2015

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 29, 2013	Dec. 30, 2012
Discount rate	4.75%	3.80%
Health care cost trend rate assumed for next year	7.17%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2017	2016

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $5.4 million in the 2013 postretirement benefit obligation and a $0.2 million change in the aggregate service and interest components of the 2013 expense.

Cash flows: The company expects to make the following benefit payments, which reflect expected future service, and to receive the following federal subsidy benefits as appropriate:

In thousands of dollars	Benefit Payments	Subsidy Benefits
2014	$17,731	$2,812
2015	$16,857	$2,738
2016	$15,998	$2,649
2017	$15,123	$2,580
2018	$15,077	$2,495
2019-2023	$60,528	$10,530

The amounts above exclude the participants’ share of the benefit cost. The company’s policy is to fund benefits as claims and premiums are paid.

NOTE 10

Income taxes
The provision (benefit) for income taxes consists of the following:

In thousands of dollars
2013	Current	Deferred	Total
Federal	$95,000	$39,400	$134,400
State and other	(36,700)	8,000	(28,700)
Foreign	1,000	6,500	7,500
Total	$59,300	$53,900	$113,200

In thousands of dollars
2012	Current	Deferred	Total
Federal	$82,200	$106,000	$188,200
State and other	(2,600)	17,100	14,500
Foreign	(6,900)	(400)	(7,300)
Total	$72,700	$122,700	$195,400

In thousands of dollars
2011	Current	Deferred	Total
Federal	$81,500	$74,600	$156,100
State and other	(800)	30,100	29,300
Foreign	(25,400)	(7,200)	(32,600)
Total	$55,300	$97,500	$152,800

The components of net income attributable to Gannett Co., Inc. before income taxes consist of the following:

In thousands of dollars
	2013	2012	2011
Domestic	$426,162	$538,988	$530,660
Foreign	75,718	80,692	80,888
Total	$501,880	$619,680	$611,548

The provision for income taxes on varies from the U.S. federal statutory tax rate as a result of the following differences:

	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Non-deductible goodwill impairment	—	5.2	—
State/other income taxes net of federal income tax	2.7	2.2	3.0
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(5.7)	(5.6)	(5.4)
Audit resolutions	(7.9)	(4.6)	(4.2)
Permanent stock basis deductions	—	—	(1.8)
Lapse of statutes of limitations net of federal income tax	(2.6)	(1.8)	(1.6)
Other, net	1.1	1.1	—
Effective tax rate	22.6%	31.5%	25.0%

The permanent stock basis deduction is primarily related to the disposal of certain business assets in 2011. An impairment charge for these assets had been recorded in previous years, however no related tax benefit had been taken as the formal disposal of the assets did not occur until 2011.
Absent the effect of facility consolidation, asset impairment and workforce restructuring charges in the years 2011-2013, the special net tax benefit from the release of certain tax reserves due to audit settlements and the lapse of statutes of limitations for the years from 2011 to 2013, and the special net tax benefit from the permanent stock basis deduction for 2011, the company’s effective tax rate would have been 29.7% for 2013, 30.9% for 2012, and 31.6% for 2011.
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Amortization of intangibles represents the largest component of the deferred provision. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amounts of such adjustments for 2013, 2012 and 2011 are not significant.

Deferred tax liabilities and assets were composed of the following at the end of 2013 and 2012:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Liabilities
Accelerated depreciation	$302,650	$255,612
Accelerated amortization of deductible intangibles	678,744	174,229
Other	24,882	26,989
Total deferred tax liabilities	1,006,276	456,830
Assets
Accrued compensation costs	75,492	77,684
Pension	219,413	368,803
Postretirement medical and life	55,921	65,573
Federal tax benefits of uncertain state tax positions	12,474	31,002
Partnership investments including impairments	1,140	39,542
Loss carryforwards	74,018	58,596
Other	84,738	66,164
Total deferred tax assets	523,196	707,364
Valuation allowance	83,579	76,419
Total net deferred tax assets (liabilities)	$(566,659)	$174,115
Amounts recognized in Consolidated Balance Sheets
Net current deferred tax assets	$21,245	$15,840
Net noncurrent deferred tax assets (liabilities)	$(587,904)	$158,275

Included in total deferred tax assets are valuation allowances of approximately $83.6 million and $76.4 million in 2013 and 2012, respectively, primarily related to foreign tax credits, foreign losses, and state net operating losses available for carry forward to future years. The increase in the valuation allowance from 2012 to 2013 is related primarily to additional foreign losses, partially offset by the releases of valuation allowances on state operating losses in jurisdictions where future income projections and other positive evidence support the company’s ability to utilize the net operating losses.
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

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars
	Dec. 29, 2013	Dec. 30, 2012
Change in unrecognized tax benefits
Balance at beginning of year	$86,180	$110,282
Additions based on tax positions related to the current year	29,470	9,093
Additions for tax positions of prior years	4,710	11,929
Reductions for tax positions of prior years	(33,109)	(30,110)
Settlements	(1,246)	(7,857)
Reductions due to lapse of statutes of limitations	(28,681)	(7,157)
Balance at end of year	$57,324	$86,180

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $46.5 million as of Dec. 29, 2013, and $63.2 million as of Dec. 30, 2012. This amount includes the federal tax benefit of state tax deductions.
The company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The company also recognizes interest income attributable to overpayment of income taxes as a component of income tax expense, and it recognizes interest credits for the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released. The company recognized income from interest and the release of penalty reserves of $17.2 million, $7.8 million and $4.5 million in 2013, 2012 and 2011, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $11.5 million and $29.1 million as of Dec. 29, 2013 and Dec. 30, 2012, respectively.
The company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2010 through 2012 tax years remain subject to examination by the IRS. The 2009 through 2012 tax years generally remain subject to examination by state authorities, and the tax year 2012 is subject to examination in the U.K. In addition, tax years prior to 2009 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefit with respect to certain of the company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, the company estimates that the amount of its gross unrecognized tax positions may decrease by up to approximately $8 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 11

Shareholders’ equity

Capital stock and earnings per share
The company’s earnings per share (basic and diluted) for 2013, 2012 and 2011 are presented below:

In thousands, except per share amounts
	2013	2012	2011
Net income attributable to Gannett Co., Inc.	$388,680	$424,280	$458,748
Weighted average number of common shares outstanding (basic)	228,541	232,327	239,228
Effect of dilutive securities
Stock options	1,160	867	1,189
Restricted stock	2,839	2,552	2,147
Performance shares	1,649	944	—
401(k) employer match	—	—	204
Weighted average number of common shares outstanding (diluted)	234,189	236,690	242,768
Earnings per share (basic)	$1.70	$1.83	$1.92
Earnings per share (diluted)	$1.66	$1.79	$1.89

The diluted earnings per share amounts exclude the effects of approximately 2.4 million stock options outstanding for 2013, 6.5 million for 2012 and 18.3 million for 2011, as their inclusion would be antidilutive.

Share repurchase program
In June 2013, the company announced that its Board of Directors approved a new program to repurchase up to $300 million in Gannett common stock (replacing the former $300 million program). During 2013, 4.9 million shares were purchased under the programs for $116.6 million. In 2012, 10.3 million shares were purchased under the former program for $153.9 million and in 2011 4.9 million shares were purchased for $53.0 million. As of Dec. 29, 2013, the value of shares that may be repurchased under the existing program is $224.7 million.
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
Each PSU is equal to and paid in one share of the company’s common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award may range from 0% to 200% of the award’s target.
The company issues stock-based compensation to employees in the form of restricted stock units (RSUs). These awards generally entitle employees to receive at the end of a four-year incentive period one share of common stock for each RSU granted, conditioned on continued employment for the full incentive period. RSUs generally vest on a pro rata basis if an executive’s employment terminates due to death, disability or retirement. Under the plan, no more than 500,000 RSUs may be granted to any participant in any fiscal year.
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
The company issued stock options to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as long-term awards. Meeting fees paid as stock options fully vest upon grant. Retainers paid in the form of stock options vest in equal quarterly installments over one year. Long-term stock option awards vest in equal annual installments over four years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2013, 2012 and 2011, members of the Board of Directors were awarded 22,558 shares, 74,611 shares and 61,897 shares, respectively, of stock options as part of their compensation plan. The company ceased issuing stock options to members of the Board of Directors in May 2013.
The company also issued restricted stock to certain members of its Board of Directors as compensation for meeting fees and retainer fees, as well as annual long-term awards. Meeting fees paid as restricted stock fully vest upon grant. Retainers paid in the form of restricted shares vest in equal quarterly installments over 1 year. Long-term awards vest in equal monthly installments over 3 years. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value. During 2013, 2012 and 2011, members of the Board of Directors were awarded 57,531 shares, 31,929 shares and 27,523 shares, respectively, of restricted stock as part of their compensation plan. All vested shares will be issued to directors when retiring from the Board.
The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on fair market value of the company’s common stock or other criteria established by the Executive Compensation Committee including the achievement of performance goals. The maximum aggregate grant of performance shares that may be awarded to any participant in any fiscal year shall not exceed 500,000 shares of common stock. The maximum aggregate amount of performance units or cash-based awards that may be awarded to any participant in any fiscal year shall not exceed $10 million.
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
Determining fair value
Valuation and amortization method – The company determined the fair value of stock options using the Black-Scholes option-pricing formula and the fair value of Performance Shares using the Monte Carlo valuation model. This model considers the likelihood of Gannett and the peer group companies’ share prices ending at various levels subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Black-Scholes option-pricing formula and the Monte Carlo valuation model include expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is discussed below.
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
Risk-free interest rate – The company bases the risk-free interest rate on the yield to maturity at the time of the award grant on zero-coupon U.S. government bonds having a remaining life equal to the award’s expected life.
Estimated forfeitures – When estimating forfeitures, the company considers voluntary termination behavior as well as analysis of actual forfeitures.
The following assumptions were used to estimate the fair value of stock option and performance share awards:

Stock Options Granted During	2013	2012	2011
Average expected term	4.5 yrs.	4.5 yrs.	4.5 yrs.
Expected volatility	61.94%	65.74 - 66.95%	62.46 - 64.39%
Weighted average volatility	61.94%	66.56%	62.54%
Risk-free interest rates	0.75%	0.84%	0.87 - 2.21%
Expected dividend yield	3.00%	5.00%	1.00 - 2.00%
Weighted average expected dividend	3.00%	5.00%	1.06%

Performance Shares Granted During	2013	2012	2011
Expected term	3 yrs.	3 yrs.	—
Expected volatility	40.80%	69.47%	—
Risk-free interest rate	0.36%	0.41%	—
Expected dividend yield	4.44%	2.39%	—

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards:

In thousands, except per share amounts
	2013	2012	2011
Restricted stock and RSUs	$18,105	$14,362	$12,868
Performance shares	12,331	7,991	—
Stock options and other	3,001	4,255	15,135
Total stock-based compensation	33,437	26,608	28,003
Income tax benefit	12,706	10,111	10,641
Stock-based compensation, net of tax	$20,731	$16,497	$17,362
Per diluted share impact	$0.09	$0.07	$0.07

Stock Options: As of Dec. 29, 2013, there was $1.5 million of unrecognized compensation cost related to non-vested share-based compensation for options. Such amount will be adjusted for future changes in estimated forfeitures. Unrecognized compensation cost for options will be recognized on a straight-line basis over a weighted average period of 1.1 years.
During 2013, options were exercised from which the company received $21.7 million of cash. The intrinsic value of the options exercised was approximately $25.2 million. The actual tax benefit realized from the option exercises was $9.8 million.
During 2012, options exercised from which the company received $24.5 million of cash. The intrinsic value of the options exercised was approximately $22.4 million. The actual tax benefit realized from the option exercises was $9.2 million.

During 2011, options exercised from which the company received $2.4 million of cash. The intrinsic value of the options exercised was approximately $3.9 million. The actual tax benefit realized from the option exercises was $1.3 million.
Option exercises are satisfied through the issuance of shares from treasury stock.
A summary of the company’s stock-option awards is presented below:

2013 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	11,344,018	$43.50	3.2	$16,902,892
Granted	22,558	$20.48
Exercised	(1,598,902)	$13.44
Canceled/expired	(4,192,273)	$73.11
Outstanding at end of year	5,575,401	$29.76	3.2	$46,988,804
Options exercisable at year end	4,574,619	$32.85	2.8	$33,348,296
Weighted average grant date fair value of options granted during the year	$8.20

2012 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	20,340,291	$47.66	3.5	$17,184,761
Granted	109,699	$14.33
Exercised	(2,716,637)	$9.38
Canceled/expired	(6,389,335)	$70.76
Outstanding at end of year	11,344,018	$43.50	3.2	$16,902,892
Options exercisable at year end	8,942,897	$51.35	2.6	$8,845,944
Weighted average grant date fair value of options granted during the year	$5.43

2011 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of year	23,649,290	$52.08	3.9	$28,819,223
Granted	1,333,597	$15.79
Exercised	(496,749)	$5.71
Canceled/expired	(4,145,847)	$67.61
Outstanding at end of year	20,340,291	$47.66	3.5	$17,184,761
Options exercisable at year end	15,857,692	$57.26	2.7	$10,644,474
Weighted average grant date fair value of options granted during the year	$7.63

Restricted Stock and RSUs: As of Dec. 29, 2013, there was $28.7 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.3 years.
A summary of restricted stock and RSU awards is presented below:

2013 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	4,069,509	$12.98
Granted	1,588,628	$15.80
Settled	(1,035,256)	$13.95
Canceled	(428,896)	$13.40
Outstanding and unvested at end of year	4,193,985	$13.92

2012 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	3,731,033	$10.73
Granted	1,937,512	$12.33
Settled	(997,584)	$3.29
Canceled	(601,452)	$11.95
Outstanding and unvested at end of year	4,069,509	$12.98

2011 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at beginning of year	4,421,437	$12.19
Granted	175,023	$13.21
Settled	(469,634)	$33.51
Canceled	(395,793)	$11.94
Outstanding and unvested at end of year	3,731,033	$10.73

Performance Shares: As of Dec. 29, 2013, there was $8.5 million of unrecognized compensation cost related to non-vested performance shares. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.7 years.
The following tables summarize the activity for non-vested performance share units during the years ended Dec. 29, 2013 and Dec. 30, 2012:

2013 Performance Shares Activity	Target number of shares	Weighted average fair value
Outstanding and unvested at beginning of year	982,452	$14.23
Granted	813,783	$20.12
Canceled	(35,747)	$15.86
Outstanding and unvested at end of year	1,760,488	$16.92

2012 Performance Shares Activity	Target number of shares	Weighted average fair value
Outstanding and unvested at beginning of year	—	$—
Granted	1,109,873	$14.21
Canceled	(127,421)	$14.12
Outstanding and unvested at end of year	982,452	$14.23

401(k) savings plan
Substantially all employees of the company (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in the 401(k) Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.
For most participants, the 401(k) Plan matching formula is 100% of the first 5% of employee contributions. The company also makes additional 401(k) employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $47.5 million in 2013, $51.3 million in 2012, and $49.6 million in 2011. In 2011, the company’s 401(k) match was settled with a combination of cash and treasury shares. In 2013 and 2012, such settlements were all in cash.

Accumulated other comprehensive income (loss)
The elements of the company’s Accumulated Other Comprehensive Loss consisted of pension, retiree medical and life insurance liabilities and foreign currency translation gains. The following tables summarize the components of, and changes in, Accumulated Other Comprehensive Loss (net of tax and noncontrolling interests):

In thousands of dollars
2013	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income before reclassifications	156,974	9,055	166,029
Amounts reclassified from accumulated other comprehensive income	41,057	—	41,057
Balance at end of year	$(921,232)	$427,177	$(494,055)

In thousands of dollars
2012	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(995,854)	$400,015	$(595,839)
Other comprehensive income (loss)	(123,409)	18,107	(105,302)
Balance at end of year	$(1,119,263)	$418,122	$(701,141)

In thousands of dollars
2011	Retirement Plans	Foreign Currency Translation	All Other	Total
Balance at beginning of year	$(762,380)	$394,673	$2,373	$(365,334)
Other comprehensive income (loss)	(233,474)	5,342	(2,373)	(230,505)
Balance at end of year	$(995,854)	$400,015	$—	$(595,839)

Accumulated Other Comprehensive Loss components are included in the computation of net periodic postretirement costs (see Notes 8 and 9 for more detail). Reclassifications out of Accumulated Other Comprehensive Loss related to these postretirement plans include the following:

In thousands of dollars
2013
Amortization of prior service credit	$(1,599)
Amortization of actuarial loss	64,381
Settlement charge	3,077
Total reclassifications, before tax	65,859
Income tax effect	(24,802)
Total reclassifications, net of tax	$41,057

NOTE 12

Commitments, contingent liabilities and other matters
Litigation: The company and a number of its subsidiaries are defendants in judicial and administrative proceedings involving matters incidental to their business. The company does not believe that any material liability will be imposed as a result of these matters.
Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily real-estate related, are as follows:

In thousands of dollars
2014	$53,325
2015	46,531
2016	38,388
2017	33,786
2018	25,538
Later years	83,856
Total	$281,424

Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $3.0 million. Total rental costs reflected in 2013 were $58.4 million, $64.6 million in 2012 and $62.9 million in 2011.

Program broadcast contracts: The company has $229.1 million of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years. In addition, this also includes amounts fixed or currently accrued under network affiliation agreements.
Purchase obligations: The company has commitments under purchasing obligations totaling $192.6 million related to printing contracts, capital projects, interactive marketing agreements, wire services and other legally binding commitments. Amounts which the company is liable for under purchase orders outstanding at Dec. 29, 2013, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $192.6 million.
Self insurance: The company is self-insured for most of its employee medical coverage and for its casualty, general liability and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $92.0 million at the end of 2013 and $104.7 million at the end of 2012.
Other matters: In December 1990, the company adopted a Transitional Compensation Plan (the TCP). The TCP provides termination benefits to key executives whose employment is terminated under certain circumstances within two years following a change in control of the company. Benefits under the TCP include a severance payment of up to three years’ compensation and continued life and medical insurance coverage. The company amended the TCP in April 2010 to provide that new participants will not be entitled to the benefit of the TCP’s excise tax gross-up or modified single trigger provisions.
In March 2011, the Advertiser Company, a Gannett subsidiary which publishes The Montgomery Advertiser, was notified by the U.S. EPA that it has been identified as a potentially responsible party for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. At this point in the investigation, incomplete information is available about the site, other potentially responsible parties and what further investigation and remediation may be required. Accordingly, future costs at the site, and The Advertiser Company’s share of such costs, if any, cannot yet be determined. Some of The Advertiser Company’s fees and costs in connection with this matter may be reimbursed under its liability insurance policies.
In connection with certain business acquisitions, the company is contingently liable for earnout payments to previous owners, depending upon the achievement of certain financial and performance metrics. During 2013, the company paid $6.8 million as the result of acquisitions.

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
The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

Company Owned Assets
In thousands of dollars
Fair value measurement as of Dec. 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$28,117	$—	$—	$28,117
Sundry investments	34,227	—	—	34,227
Total Assets	$62,344	$—	$—	$62,344
Liabilities:
Contingent consideration payable	$—	$—	$32,267	$32,267
Total Liabilities	$—	$—	$32,267	$32,267

In thousands of dollars
Fair value measurement as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Employee compensation related investments	$23,043	$—	$—	$23,043
Sundry investments	29,090	—	—	29,090
Total Assets	$52,133	$—	$—	$52,133
Liabilities:
Contingent consideration payable	$—	$—	$26,170	$26,170
Total Liabilities	$—	$—	$26,170	$26,170

Under certain acquisition agreements, the company has agreed to pay the sellers earn-outs based on the financial performance of the acquired businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 30% depending on the risk associated with the cash flows. For the year ended Dec. 29, 2013, the contingent consideration was increased by $12.9 million as a result of new acquisitions and adjustments to fair value. The increase was partially offset by payments of $6.8 million.

The following tables set forth by level within the fair value hierarchy the fair values of the company’s pension plans assets:

Pension Plan Assets/Liabilities
In thousands of dollars
Fair value measurement as of Dec. 29, 2013(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income
U.S. government-related securities	$—	$3,313	$—	$3,313
Mortgage backed securities	—	3,975	—	3,975
Other government bonds	—	72,748	—	72,748
Corporate bonds	—	29,834	1,253	31,087
Corporate stock	892,883	158,667	—	1,051,550
Real estate	—	—	98,909	98,909
Interest in common/collective trusts
Equities	—	750,006	—	750,006
Fixed income	—	145,897	—	145,897
Interest in reg. invest. companies	281,029	42,610	—	323,639
Interest in 103-12 investments	—	28,691	—	28,691
Partnership/joint venture interests	—	36,402	148,550	184,952
Hedge funds	—	22,685	249,991	272,676
Derivative contracts	22	10,956	163	11,141
Total	$1,173,934	$1,305,784	$498,866	$2,978,584
Liabilities:
Derivative liabilities	$(8)	$(9,486)	$(2,008)	$(11,502)
Total	$(8)	$(9,486)	$(2,008)	$(11,502)
Cash and other	60,271	1,114	—	61,385
Total net fair value of plan assets	$1,234,197	$1,297,412	$496,858	$3,028,467

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

In thousands of dollars
Fair value measurement as of Dec. 30, 2012(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income
U.S. government-related securities	$—	$100,140	$—	$100,140
Mortgage backed securities	—	71,641	—	71,641
Other government bonds	—	30,317	—	30,317
Corporate bonds	—	136,640	797	137,437
Corporate stock	722,619	818	—	723,437
Real estate	—	—	97,385	97,385
Interest in common/collective trusts
Equities	—	604,003	—	604,003
Fixed income	—	193,620	—	193,620
Interest in reg. invest. companies	104,196	24,222	—	128,418
Interest in 103-12 investments	—	84,956	—	84,956
Partnership/joint venture interests	—	—	130,995	130,995
Hedge funds	—	77,520	158,924	236,444
Derivative contracts	33	54,924	500	55,457
Total	$826,848	$1,378,801	$388,601	$2,594,250
Liabilities:
Derivative liabilities	$(21)	$(56,339)	$(2,008)	$(58,368)
Liability to purchase U.S. government and other securities	—	(26,882)	—	(26,882)
Total	$(21)	$(83,221)	$(2,008)	$(85,250)
Cash and other	36,295	7,021	—	43,316
Total net fair value of plan assets	$863,122	$1,302,601	$386,593	$2,552,316

(a)	The company uses a Dec. 31 measurement date for its retirement plans.

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
Corporate stock classified as level 1 is valued primarily at the closing price reported on the active market on which the individual securities are traded. The investments in level 2 are primarily commingled funds recorded at fair value as determined by the sponsor of the respective funds based upon closing market quotes of the underlying assets.

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
Three of these investments in collective trusts are fixed income funds which use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. Two funds in the collective trust fund are equity funds which use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. These funds are generally redeemable with a short-term written or verbal notice. Also included is a fund that invests in a select portfolio of large cap domestic stocks perceived to have superior growth characteristics. Shares in this fund are generally redeemable on any business day, upon two-day notice. There are no unfunded commitments related to these types of funds.
Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investments in Level 2 are proprietary funds of the individual fund managers and are not publicly quoted.
Investments in partnerships and joint venture interests classified in level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. It is estimated that the underlying assets of the funds will be liquidated within approximately the next 9 to 11 years. There are future funding commitments of $27.7 million as of Dec. 29, 2013 and $39.8 million as of Dec. 30, 2012. Investments in partnerships and joint venture interests classified as level 2 represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.
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
The company reviews appraised valued, audited financial statements and additional information to evaluate fair value estimates from its investment managers or fund administrator. The tables below set forth a summary of changes in the fair value of the company’s pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 29, 2013 and Dec. 30, 2012:

Pension Plan Assets/Liabilities
In thousands of dollars
For the year ended Dec. 29, 2013
		Actual Return on Plan Assets
	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers in and/or out of Level 3(1)	Balance at end of year
Assets:
Fixed income
Corporate bonds	$797	$199	$(7)	$264	$—	$1,253
Real estate	97,385	1,865	—	(341)	—	98,909
Partnership/joint venture interests	130,995	11,972	13,327	(9,576)	1,832	148,550
Hedge funds	158,924	17,613	803	74,483	(1,832)	249,991
Derivative contracts	500	(376)	—	39	—	163
Total	$388,601	$31,273	$14,123	$64,869	$—	$498,866
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$(2,008)

(1)	The company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

The fair value of the company’s total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $3.93 billion and $1.62 billion at Dec. 29, 2013 and Dec. 30, 2012, respectively. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize the non-financial assets measured at fair value on nonrecurring basis in the accompanying consolidated balance sheet as of Dec. 29, 2013 and Dec. 30, 2012:

Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 29, 2013
	Level 1	Level 2	Level 3	Total
Asset held for sale - Quarter 4	$—	$—	$395,851	$395,851
Goodwill - Quarter 4	$—	$—	$21,790	$21,790

Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 30, 2012
	Level 1	Level 2	Level 3	Total
Asset held for sale - Quarter 4	$—	$—	$17,508	$17,508
Goodwill - Quarter 4	$—	$—	$29,610	$29,610

The quantitative test of goodwill during 2013 for both impaired assets was based on a valuation that considered discounted cash flows and market-based information. Significant unobservable inputs in the discounted cash flows method included the ending year growth rate of 3% and the discount rate applied to the cash flows of 16.0% for the impaired asset in the company’s Digital Segment. For the impaired asset in the company’s Publishing Segment, the ending year growth rate of 3% and discount rate of 20.5% were significant unobservable inputs in the discount cash flow method. If the growth rate and discount rate were to change by 1%, the combined impact to the valuations would have been approximately $1.4 million and $2.7 million, respectively.
The quantitative test of goodwill during 2012 was based on a valuation that considered discounted cash flows and market-based information. Significant unobservable inputs in the discounted cash flows method included the ending year growth rate of 2% and the discount rate applied to the cash flows of 15.5%. If the growth rate and discount rate were to change by 1%, the impact to the valuation would have been approximately $2.3 million and $3.5 million, respectively.

NOTE 14

Business operations and segment information
The company has determined that its reportable segments based on its management and internal reporting structure are Broadcasting, Publishing, and Digital.
At the end of 2013, the company’s Broadcasting Segment included 43 television stations and affiliated online sites, including stations serviced by Gannett under shared services and similar agreements. These stations serve nearly 35 million households covering 30.0% of the U.S. population.
The Publishing Segment at the end of 2013 consisted of 82 U.S. daily publications with affiliated online sites in 30 states and one U.S. territory, including USA TODAY, a national, general-interest daily publication; USATODAY.com; USA WEEKEND, a magazine supplement for publishing companies; Clipper; Gannett Healthcare Group; and Gannett Government Media. The Publishing Segment also includes Newsquest, which is a regional publisher in the United Kingdom that includes 17 paid-for daily publications and more than 200 weekly publications, magazines and trade publications. The Publishing Segment in the U.S. also includes more than 400 non-daily publications, a network of offset presses for commercial printing and several smaller businesses.
The largest businesses within the company’s Digital Segment are CareerBuilder, PointRoll and Shoplocal. The Digital Segment and the digital revenues line do not include online/digital revenues generated by digital platforms that are associated with the company’s publishing and broadcasting operating properties. Such amounts are reflected within those segments and are included as part of publishing revenues and broadcasting revenues in the Consolidated Statements of Income.
The company’s foreign revenues, principally from publishing businesses in the United Kingdom and CareerBuilder’s international subsidiaries, totaled approximately $519.8 million in 2013, $546.2 million in 2012 and $567.7 million in 2011. The company’s long-lived assets in foreign countries, principally in the United Kingdom, totaled approximately $566.4 million at Dec. 29, 2013, $529.8 million at Dec. 30, 2012, and $542.9 million at Dec. 25, 2011.
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
Corporate assets include cash and cash equivalents, property, plant and equipment used for corporate purposes and certain other financial investments.

In thousands of dollars Business segment financial information

	2013	2012	2011
Operating revenues
Broadcasting	$835,113	$906,104	$722,410
Publishing	3,577,804	3,728,144	3,831,108
Digital	748,445	718,949	686,471
Total	$5,161,362	$5,353,197	$5,239,989
Operating income
Broadcasting (2)	$361,915	$443,808	$302,140
Publishing (2)	313,697	368,644	477,583
Digital (2)	128,264	41,700	125,340
Corporate (1) (2)	(64,633)	(64,397)	(74,272)
Total	$739,243	$789,755	$830,791
Depreciation, amortization and facility consolidation and asset impairment charges
Broadcasting (2)	$29,625	$28,007	$28,926
Publishing (2)	153,380	147,750	148,537
Digital (2)	46,415	123,990	30,693
Corporate (1) (2)	18,392	16,421	16,460
Total	$247,812	$316,168	$224,616
Equity income (losses) in unconsolidated investees, net
Broadcasting	$(94)	$(597)	$(162)
Publishing	44,265	23,380	8,543
Digital	(347)	(396)	(184)
Total	$43,824	$22,387	$8,197
Identifiable assets
Broadcasting	$5,077,114	$2,001,979	$1,994,051
Publishing	2,632,651	2,850,915	3,032,605
Digital	982,355	1,009,821	1,014,805
Corporate (1)	548,586	517,171	574,989
Total	$9,240,706	$6,379,886	$6,616,450
Capital expenditures
Broadcasting	$18,394	$17,473	$15,263
Publishing	62,480	56,597	40,175
Digital	27,800	17,220	15,673
Corporate (1)	1,733	584	1,340
Total	$110,407	$91,874	$72,451

(1)	Corporate amounts represent those not directly related to the company’s three business segments.

(2)
Results for 2013 include pre-tax facility consolidation and asset impairment charges of $1 million for Broadcasting, $46 million for Publishing, and $12 million for Digital. Results for 2012 include pre-tax facility consolidation and asset impairment charges of $32 million for Publishing and $90 million for Digital. Results for 2011 include pre-tax facility consolidation charges of $27 million for Publishing. Refer to Notes 3 and 4 of the Consolidated Financial Statements for more information.

SELECTED FINANCIAL DATA (Unaudited)
(See notes a and b on page 75)

In thousands of dollars, except per share amounts	2013	2012	2011	2010	2009
Net operating revenues
Broadcasting	$835,113	$906,104	$722,410	$769,580	$631,085
Publishing advertising	2,198,719	2,355,922	2,511,025	2,710,524	2,888,034
Publishing circulation	1,129,060	1,117,042	1,063,890	1,086,702	1,144,539
All other Publishing	250,025	255,180	256,193	253,613	259,771
Digital	748,445	718,949	686,471	618,259	586,174
Total	5,161,362	5,353,197	5,239,989	5,438,678	5,509,603
Operating expenses
Costs and expenses	4,174,307	4,247,274	4,184,582	4,168,098	4,417,146
Depreciation	153,203	160,746	165,739	182,514	207,652
Amortization of intangible assets	36,369	33,293	31,634	31,362	32,983
Facility consolidation and asset impairment charges	58,240	122,129	27,243	57,009	132,904
Total	4,422,119	4,563,442	4,409,198	4,438,983	4,790,685
Operating income	739,243	789,755	830,791	999,695	718,918
Non-operating (expense) income
Equity income in unconsolidated investees, net	43,824	22,387	8,197	19,140	3,927
Interest expense	(176,064)	(150,469)	(173,140)	(172,986)	(175,745)
Other non-operating items	(47,890)	8,734	(12,921)	111	22,799
Total	(180,130)	(119,348)	(177,864)	(153,735)	(149,019)
Income before income taxes	559,113	670,407	652,927	845,960	569,899
Provision for income taxes	113,200	195,400	152,800	244,013	191,328
Income from continuing operations	445,913	475,007	500,127	601,947	378,571
Income from continuing operations attributable to noncontrolling interests	(57,233)	(50,727)	(41,379)	(34,619)	(27,091)
Income from continuing operations attributable to Gannett Co., Inc.	$388,680	$424,280	$458,748	$567,328	$351,480
Income from continuing operations per share:
basic	$1.70	$1.83	$1.92	$2.38	$1.50
diluted	$1.66	$1.79	$1.89	$2.35	$1.49
Other selected financial data
Dividends declared per share	$0.80	$0.80	$0.24	$0.16	$0.16
Non-GAAP income from continuing operations per diluted share (1)	$2.02	$2.33	$2.13	$2.44	$1.85
Weighted average number of common shares outstanding in thousands:
basic	228,541	232,327	239,228	238,230	233,683
diluted	234,189	236,690	242,768	241,605	236,027
Financial position and cash flow
Long-term debt, excluding current maturities	$3,707,010	$1,432,100	$1,760,363	$2,352,242	$3,061,951
Redeemable noncontrolling interest	$14,618	$10,654	$—	$84,176	$78,304
Shareholders’ equity	$2,693,098	$2,350,614	$2,327,891	$2,163,754	$1,603,925
Total assets	$9,240,706	$6,379,886	$6,616,450	$6,816,844	$7,148,432
Free cash flow (2)	$470,491	$697,994	$775,261	$816,308	$809,630
Return on equity (3)	15.4%	18.1%	20.4%	30.1%	26.7%
Percentage increase (decrease)
As reported, earnings from continuing operations per share:
basic	(7.1%)	(4.7%)	(19.3%)	58.7%	(105.2%)
diluted	(7.3%)	(5.3%)	(19.6%)	57.7%	(105.1%)
Dividends declared per share	—%	233.3%	50.0%	—%	(90.0%)
Credit ratios
Leverage ratio (4)	3.24x	1.41x	1.67x	1.97x	2.63x
Times interest expense earned (5)	4.9x	6.4x	5.5x	6.2x	4.8x

(1)	See page 36 for a reconciliation of income from continuing operations per share presented in accordance with GAAP.

(2)
See page 75 for a reconciliation of free cash flow to net cash flow from operating activities, which the company believes is the most directly comparable measure calculated and presented in accordance with GAAP.

(3)
Calculated using income from continuing operations attributable to Gannett Co., Inc. plus earnings from discontinued operations (but excluding the gain in 2010 on the disposal of publishing businesses).

(4)
The leverage ratio is calculated in accordance with the company’s revolving credit agreement and term loan agreement. Currently, the company is required to maintain a leverage ratio of less than 4.0x. These agreements are described more fully on page 39 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. More information regarding the computation can be found in Exhibit 10.3 to the Form 10-Q for the quarterly period ended Sept. 29, 2013, filed on Nov. 6, 2013.

(5)
Calculated using operating income adjusted to remove the effect of certain special items. These special items are described more fully beginning on page 34 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Acquisitions and dispositions 2009-2013
Significant acquisitions since the beginning of 2009 are shown below. The company has disposed of several significant businesses during this period, which are presented below.
Acquisitions 2009-2013

Year acquired	Name	Location	Publication times or business
2010	CareerSite.biz Limited	U.K.	Online recruitment niche sites focusing on nursing and rail workers
2011	Reviewed.com	Cambridge, MA	A technology product review web site
	JobsCentral	Singapore	Job search, employment and career web site
	Nutrition Dimension	Falls Church, VA	A continuing nutrition education, certification and review program
	US PRESSWIRE	Atlanta, GA	A digital sports photography business
	JobScout24	Germany	Job search, employment and career web site
	MMA Junkie	St. Petersburg, FL	Independent sports information web site
2012	Fantasy Sports Ventures/Big Lead Sports	New York, NY	Independent digital sports property
	Ceviu	Brazil	Information technology job board
	Top Language Jobs	Europe	Global online jobsite for multi-language jobs and candidates
	Quickish	Bethesda, MD	Aggregator that offers a summary and a link for sports stories throughout the day
	BLiNQ Media, LLC	New York City, NY	Innovator of social engagement advertising solutions for agencies and brands
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	Economic Modeling Specialist Intl.	Moscow, ID	Economic software firm that specializes in employment data and labor market analysis
	Rovion	Boston, MA	A self-service technology platform that enables the full development and deployment of rich media
2013	10Best, Inc.	Greenville, SC	Travel advice services for travelers in the U.S. and internationally
	Vietnam Online Network (Kiem Viec.com & HR Vietnam)	Vietnam	Specializes in recruitment services and human resource solutions for employers
	Oil and Gas Job Search	Manchester, England	Online recruitment catering to the oil and gas industry
	Tripology	McLean, VA	Offers an interactive travel referral service focused on connecting travelers with qualified travel specialist
	Belo Corp.	Arizona, Idaho, Kentucky, Louisiana, Missouri, North Carolina, Oregon, Texas, Virginia, Washington	Owner and operator of 20 television stations in 15 markets across the U.S.
Dispositions 2009-2013

Year disposed	Name	Location	Publication times or business
2009	Southernprint Limited	U.K.	Commercial printing
2010	The Honolulu Advertiser	Honolulu, HI	Daily newspaper
	Michigan Directory Company	Pigeon, MI	Directory publishing operation
2013	Captivate Network, Inc.	Chelmsford, MA	News and entertainment network
Free cash flow reconciliation
The company’s free cash flow was $470.5 million for the year ended Dec. 29, 2013. Free cash flow is a non-GAAP liquidity measure that is defined as “net cash flow from operating activities” as reported on the statement of cash flows reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. The company believes that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the company’s capital program, repay indebtedness, add to the company’s cash balance, or to use in other discretionary activities.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars	2013	2012	2011	2010	2009
Net cash flow from operating activities	$511,488	$756,740	$814,136	$772,884	$866,580
Purchase of property, plant and equipment	(110,407)	(91,874)	(72,451)	(69,070)	(67,737)
Voluntary pension employer contributions	15,507	—	—	130,000	—
Tax benefit for voluntary pension employer contributions	(6,125)	—	—	(52,000)	—
Payments for investments	(3,380)	(2,501)	(19,406)	(10,984)	(9,674)
Proceeds from investments	63,408	35,629	52,982	45,478	20,461
Free cash flow	$470,491	$697,994	$775,261	$816,308	$809,630

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended Dec. 29, 2013	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Broadcasting	$191,580	$211,962	$203,364	$228,207	$835,113
Publishing advertising	526,499	562,476	520,189	589,555	2,198,719
Publishing circulation	285,972	279,655	274,999	288,434	1,129,060
All other Publishing	58,762	62,100	62,891	66,272	250,025
Digital	174,922	186,506	191,447	195,570	748,445
Total	1,237,735	1,302,699	1,252,890	1,368,038	5,161,362
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	719,724	726,869	713,369	722,487	2,882,449
Selling, general and administrative expenses, exclusive of depreciation	314,115	320,615	315,677	341,451	1,291,858
Depreciation	38,926	38,467	38,195	37,615	153,203
Amortization of intangible assets	9,128	9,368	8,071	9,802	36,369
Facility consolidation and asset impairment charges	4,785	4,498	5,880	43,077	58,240
Total	1,086,678	1,099,817	1,081,192	1,154,432	4,422,119
Operating income	151,057	202,882	171,698	213,606	739,243
Non-operating (expense) income
Equity income in unconsolidated investees, net	7,794	9,424	11,711	14,895	43,824
Interest expense	(35,405)	(36,174)	(41,628)	(62,857)	(176,064)
Other non-operating items	(1,583)	(9,791)	(17,580)	(18,936)	(47,890)
Total	(29,194)	(36,541)	(47,497)	(66,898)	(180,130)
Income before income taxes	121,863	166,341	124,201	146,708	559,113
Provision for income taxes	5,400	39,600	26,700	41,500	113,200
Net income	116,463	126,741	97,501	105,208	445,913
Net income attributable to noncontrolling interests	(11,898)	(13,121)	(17,753)	(14,461)	(57,233)
Net income attributable to Gannett Co., Inc.	$104,565	$113,620	$79,748	$90,747	$388,680
Per share computations(5)
Net income per share—basic	$0.46	$0.50	$0.35	$0.40	$1.70
Net income per share—diluted	$0.44	$0.48	$0.34	$0.39	$1.66
Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.80

(1)
Results for the first quarter of 2013 include special charges affecting operating income. Workforce restructuring and transformation costs totaled $10.2 million ($6.2 million after-tax or $.03 per share). Non-operating items include $3.7 million ($3.1 million after-tax or $.01 per share) primarily related to a currency related loss and a non-cash impairment charge relating to an investment accounted for under the equity method. Offsetting these was tax benefits of $27.8 million ($.12 per share) related to the reserve releases as a result of federal exam resolution and the lapse of a statue of limitations. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(2)
Results for the second quarter of 2013 include special charges affecting operating income. Workforce restructuring charges and transformation costs totaled $26.2 million ($15.8 million after-tax or $.07 per share). Non-operating items include $9.5 million ($5.7 million after-tax or $.02 per share) of transformation costs related to the company’s recent acquisition of Belo. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(3)
Results for the third quarter of 2013 include special charges affecting operating income. Workforce restructuring charges and transformation costs totaled $15.1 million ($9.2 million after-tax or $.04 per share). Non-operating items include $21.0 million ($10.8 million after-tax or $.05 per share) related to the loss from the change in control and sale of interests in a business as well transformation costs related to the company’s recent acquisition of Belo. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(4)
Results for the fourth quarter of 2013 include special charges affecting operating income. Workforce restructuring charges, transformation costs and non-cash asset impairments totaled $64.6 million ($40.8 million after tax or $.18 per share). Non-operating items include $21.0 million ($20.9 million after tax or $.09 per share) of charges primarily related to the company’s recent acquisition of Belo. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(5)	As a result of rounding and the required method of computing shares in interim periods, the total of the quarterly earnings per share amounts may not equal the earnings per share amount of the year.

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended Dec. 30, 2012	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)	Total
Net operating revenues
Broadcasting	$176,173	$205,381	$237,039	$287,511	$906,104
Publishing advertising	551,438	594,262	552,676	657,546	2,355,922
Publishing circulation	263,336	263,938	276,655	313,113	1,117,042
All other Publishing	59,288	62,133	60,869	72,890	255,180
Digital	168,352	181,326	182,022	187,249	718,949
Total	1,218,587	1,307,040	1,309,261	1,518,309	5,353,197
Operating expenses
Cost of sales and operating expenses, exclusive of depreciation	722,240	720,889	720,941	779,777	2,943,847
Selling, general and administrative expenses, exclusive of depreciation	308,319	316,301	318,385	360,422	1,303,427
Depreciation	39,703	40,157	40,460	40,426	160,746
Amortization of intangible assets	7,879	8,078	8,045	9,291	33,293
Facility consolidation and asset impairment charges	4,788	5,097	4,231	108,013	122,129
Total	1,082,929	1,090,522	1,092,062	1,297,929	4,563,442
Operating income	135,658	216,518	217,199	220,380	789,755
Non-operating (expense) income
Equity income in unconsolidated investees, net	4,312	8,663	3,005	6,407	22,387
Interest expense	(39,571)	(36,142)	(35,829)	(38,927)	(150,469)
Other non-operating items	2,035	(2,280)	2,933	6,046	8,734
Total	(33,224)	(29,759)	(29,891)	(26,474)	(119,348)
Income before income taxes	102,434	186,759	187,308	193,906	670,407
Provision for income taxes	26,600	51,200	38,700	78,900	195,400
Net income	75,834	135,559	148,608	115,006	475,007
Net income attributable to noncontrolling interests	(7,611)	(15,670)	(15,525)	(11,921)	(50,727)
Net income attributable to Gannett Co., Inc.	$68,223	$119,889	$133,083	$103,085	$424,280
Per share computations
Net income per share—basic	$0.29	$0.51	$0.58	$0.45	$1.83
Net income per share—diluted	$0.28	$0.51	$0.56	$0.44	$1.79
Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.80

(1)
Results for the first quarter of 2012 include special charges affecting operating income. Workforce restructuring charges and transformation costs totaled $21.1 million ($12.6 million after-tax or $.05 per share). Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(2)
Results for the second quarter of 2012 include special charges affecting operating income. Workforce restructuring charges and transformation costs totaled $20.3 million ($12.2 million after-tax or $.05 per share). Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(3)
Results for the third quarter of 2012 include special charges affecting operating income. Workforce restructuring charges and transformation costs totaled $14.7 million ($8.9 million after-tax or $.04 per share). Non-operating items included $3.2 million ($2.0 million after tax or $.01 per share) of non-cash charges for a newspaper partnership investment. Offsetting these was a tax benefit of $13.1 million ($.06 per share) related primarily to a tax settlement covering multiple years. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

(4)
Results for the fourth quarter of 2012 include special charges affecting operating income. Workforce restructuring charges, transformation costs and non-cash asset impairments totaled $114.6 million ($101.9 million after tax or $.44 per share). Non-operating items include a $3.8 million ($2.3 million after tax or $.01 per share) non-cash charge related to the impairment of a minority owned investment. Refer to the discussion beginning on page 34 and Notes 3 and 4 to the Consolidated Financial Statement for more information on special items.

SCHEDULE II – Valuation and qualifying accounts and reserves

In thousands of dollars
Allowance for doubtful receivables	Balance at beginning of period	Additions charged to cost and expenses	Additions/(reductions) for acquisitions/ dispositions (1)	Deductions from reserves (2)	Balance at end of period
Fiscal year ended Dec. 29, 2013	$22,006	$11,519	$(385)	$(17,865)	$15,275
Fiscal year ended Dec. 30, 2012	$34,646	$9,736	$24	$(22,400)	$22,006
Fiscal year ended Dec. 25, 2011	$39,419	$11,574	$(97)	$(16,250)	$34,646

(1)	Also includes foreign currency translation adjustments in each year.

(2)	Consists of write-offs, net of recoveries in each year.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of Dec. 29, 2013.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Belo Corp., which is included in the 2013 consolidated financial statements of Gannett Co., Inc. On Dec. 23, 2013, the company completed its acquisition of Belo. In connection with this, the company began consolidating results of Belo and it represented approximately 31% of the company’s total assets at Dec. 29, 2013. Due to the timing of this acquisition and as permitted by SEC guidance, management excluded Belo from its Dec. 29, 2013 assessment of internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of Dec. 29, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended Dec. 29, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gannett’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the controls of Belo Corp., which are included in the 2013 consolidated financial statements of Gannett Co., Inc. and constituted 31 percent of total assets as of December 29, 2013. Our audit of internal control over financial reporting of Gannett Co., Inc. also did not include an evaluation of the internal control over financial reporting of the Belo Corp.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Gannett Co., Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information captioned “Your Board of Directors,” “Director Biographies,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 –ELECTION OF DIRECTORS” and the information under “OTHER MATTERS – Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s 2014 proxy statement is incorporated herein by reference.
Maryam Banikarim
Senior Vice President and Chief Marketing Officer, Gannett (2011-present). Formerly: Senior Vice President, Integrated Sales Marketing, NBC Universal (2009-2011); Chief Marketing Officer, Univision Communications (2002-2009). Age 45.
William A. Behan
Senior Vice President, Labor Relations, Gannett (2010-present). Formerly: Vice President, Labor Relations (2007-2010). Age 55.
Robert J. Dickey
President, U.S. Community Publishing, (February 2008-present). Formerly: Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 56.
Teresa S. Gendron
Vice President and Controller, Gannett (2011-Present). Formerly Vice President and Controller, NII Holdings, Inc. (2010-2011); Vice President and Assistant Controller, NII Holdings, Inc. (2008 – 2010). Age 44.
Victoria D. Harker
Chief Financial Officer (July 2012-present). Formerly: Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 49.
Larry S. Kramer
President and Publisher, USA TODAY (May 2012-present). Formerly: Professor of Media Management, Newhouse School of Communications, Syracuse University (2009-2012); Senior Advisor, Polaris Venture Partners (2008-2010); President of CBS Digital Media (2005-2006) and Advisor to CBS (2006-2008); and Chairman, CEO and Founder, MarketWatch, Inc. (1997-2005). Age 63.
Kevin E. Lord
Senior Vice President and Chief Human Resources Officer (October 2012-present). Formerly: Executive Vice President, Human Resources, NBC News (2007-2012). Age 51.
David T. Lougee
President, Gannett Broadcasting (July 2007-present). Age 55.
Gracia C. Martore
President and Chief Executive Officer (October 2011-present); Director for Gannett Co., Inc., MeadWestvaco Corporation,
FM Global and Associated Press. Formerly: President and Chief Operating Officer (February 2010-October 2011); Executive Vice President and CFO (2006-2010). Age 62.
Todd A. Mayman
Senior Vice President, General Counsel and Secretary (April 2009-present). Formerly: Vice President, Associate General Counsel, Secretary and Chief Governance Officer (2007-2009). Age 54.

David A. Payne
Senior Vice President and Chief Digital Officer, Gannett (2011-present). Formerly: President and CEO, ShortTail Media, Inc. (2008-2011); and Senior Vice President and General Manager, CNN.com (2004-2008). Age 51.
John A. Williams
President, Gannett Digital Ventures (January 2008-present). Age 63.
ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in the company’s 2014 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in the company’s 2014 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in the company’s 2014 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in the company’s 2014 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 42.
(2)Financial Statement Schedules.
As listed in the Index to Financial Statements and Supplementary Data on page 42.
Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3)Exhibits.
See Exhibit Index on pages 82-86 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2014	GANNETT CO., INC. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 26, 2014	/s/ Gracia C. Martore
Gracia C. Martore,
President and Chief Executive
Officer (principal executive officer)
Dated: February 26, 2014	/s/ Victoria D. Harker
Victoria D. Harker,
Chief Financial Officer
(principal financial officer)
Dated: February 26, 2014	/s/ Teresa S. Gendron
Teresa S. Gendron,
Vice President and Controller
(principal accounting officer)

Dated: February 26, 2014	/s/ John E. Cody
John E. Cody, Director
Dated: February 26, 2014	/s/ Howard D. Elias
Howard D. Elias, Director
Dated: February 26, 2014	/s/ John Jeffry Louis
John Jeffry Louis, Director
Dated: February 26, 2014	/s/ Marjorie Magner
Marjorie Magner,
Director, Chairman
Dated: February 26, 2014	/s/ Gracia C. Martore
Gracia C. Martore, Director
Dated: February 26, 2014	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 26, 2014	/s/ Duncan M. McFarland
Duncan M. McFarland, Director
Dated: February 26, 2014	/s/ Susan Ness
Susan Ness, Director
Dated: February 26, 2014	/s/ Tony A. Prophet
Tony A. Prophet, Director
Dated: February 26, 2014	/s/ Neal Shapiro
Neal Shapiro, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Agreement and Plan of Merger, dated as of June 12, 2013, by and among Gannett Co., Inc., Belo Corp. and Delta Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to Gannett Co., Inc.’s Form 8-K filed on June 18, 2013.

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

4-1	Indenture dated as of March 1, 1983, between Gannett Co., Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among Gannett Co., Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among Gannett Co., Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to Gannett Co., Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4.16 to Gannett Co., Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between Gannett Co., Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to same numbered exhibit to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to Gannett Co. Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between Gannett Co., Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4.5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Eleventh Supplemental Indenture, dated as of October 3, 2013, between Gannett Co., Inc. and U.S. Bank National Association as Trustee.	Attached.

4-9	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3	Gannett Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the Gannett Co., Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the Gannett Co., Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4	Gannett Co., Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the Gannett Co., Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-5	Gannett Co., Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-5-1	Amendment No. 1 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-5-2	Amendment No. 2 to Gannett Co., Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6	Gannett Co., Inc. Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-1	Gannett Co., Inc. 2001 Inland Revenue Approved Sub-Plan for the United Kingdom.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2004.

10-6-2	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-6-3	Form of Director Restricted Stock Award Agreement.*	Incorporated by reference to Exhibit 10-6-4 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-4	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-5	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-6 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-6-6	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 99-1 to Gannett Co., Inc’s Form 8-K/A filed on December 9, 2011.

10-6-7	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

10-6-8	Form of Executive Officer Performance Share Award Agreement.*	Attached.

10-7	Gannett U.K. Limited Share Incentive Plan, as amended effective June 25, 2004.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended June 27, 2004.

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
Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-9	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-10
Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A. as syndication agents
Incorporated by reference to Exhibit 10-3 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-11
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
Incorporated by reference to Exhibit 10-4 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-12
Increased Facility Activation Notice, dated September 25, 2013, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett Co., Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

10-13	Description of Gannett Co., Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

10-14	Employment Agreement dated February 27, 2007, between Gannett Co., Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-14-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-14-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-14-2 to Gannett Co., Inc.’s Form 10-K for the year ended December 26, 2010.

10-15	Termination Benefits Agreement dated as of March 16, 2011 between Gannett Co., Inc. and David A. Payne.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the year ended December 25, 2011.

10-16	Termination Benefits Agreement dated as of July 23, 2012 between Gannett Co., Inc. and Victoria D. Harker.*	Incorporated by reference to Exhibit 99-2 to Gannett Co., Inc.’s Form 8-K filed on June 22, 2012.

10-17	Amendment for section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-18	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-20	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-21	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-22	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-23	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to Gannett Co., Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-24	Form of Voting and Support Agreement and Irrevocable Proxy, dated as of June 12, 2013, by and among Belo Corp., Gannett Co., Inc. and the persons signatory thereto.	Incorporated by reference to Exhibit 10.1 to Gannett Co., Inc.’s Form 8-K filed on June 18, 2013.

21	Subsidiaries of Gannett Co., Inc.	Attached.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 29, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 29, 2013 and December 30, 2012, (ii) Consolidated Statements of Income for the 2013, 2012 and 2011 fiscal years, (iii) Consolidated Statements of Comprehensive Income for the 2013, 2012 and 2011 fiscal years, (iv) Consolidated Cash Flow Statements for the 2013, 2012 and 2011 fiscal years; (v) Consolidated Statements of Equity for the 2013, 2012 and 2011 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that Gannett hopes will enhance the reading and understanding of Gannett’s 2013 Form 10-K.
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
CIRCULATION – The number of newspapers sold to customers each day (paid circulation). The company keeps separate records of morning, evening and Sunday circulation.
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
DIGITAL SEGMENT – A reportable segment for the company that includes the results of CareerBuilder, PointRoll and Shoplocal.
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
VARIABLE INTEREST ENTITY (VIE) - A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling interest in the entity through their equity investments.