Form 10-Q
period 2014-03-30
GANNETT CO INC /DE/
filed 2014-05-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of March 30, 2014 was 226,792,490.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Mar. 30, 2014	Dec. 29, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$292,977	$469,203
Trade receivables, less allowance for doubtful accounts (2014 - $16,674; 2013 - $15,275)	781,388	834,052
Other receivables	29,546	28,592
Inventories	61,648	49,950
Deferred income taxes	18,443	21,245
Assets held for sale	262,338	395,851
Prepaid expenses and other current assets	124,908	124,592
Total current assets	1,571,248	1,923,485
Property, plant and equipment
Cost	3,948,708	4,007,879
Less accumulated depreciation	(2,345,155)	(2,338,247)
Net property, plant and equipment	1,603,553	1,669,632
Intangible and other assets
Goodwill	3,785,223	3,790,472
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,461,442	1,477,231
Deferred income taxes	51,966	—
Investments and other assets	536,295	379,886
Total intangible and other assets	5,834,926	5,647,589
Total assets (a)	$9,009,727	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Mar. 30, 2014	Dec. 29, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$206,612	$215,300
Accrued expenses	440,236	499,162
Dividends payable	45,581	45,645
Income taxes	61,373	17,791
Deferred income	251,855	223,404
Current portion of long-term debt	5,890	5,890
Total current liabilities	1,011,547	1,007,192
Noncurrent liabilities
Income taxes	49,528	49,748
Deferred income taxes	654,087	587,904
Long-term debt	3,453,895	3,707,010
Post-retirement medical and life insurance liabilities	91,686	129,078
Pension liabilities	600,591	632,195
Other noncurrent liabilities	208,142	218,168
Total noncurrent liabilities	5,057,929	5,324,103
Total liabilities (a)	6,069,476	6,331,295

Redeemable noncontrolling interests	15,407	14,618

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	554,079	552,368
Retained earnings	7,734,828	7,720,903
Accumulated other comprehensive loss	(467,196)	(494,055)
	8,146,130	8,103,635
Less treasury stock, at cost (2014 - 97,626,142 shares; 2013 - 96,849,744 shares)	(5,431,988)	(5,410,537)
Total Gannett Co., Inc. shareholders’ equity	2,714,142	2,693,098
Noncontrolling interests	210,702	201,695
Total equity	2,924,844	2,894,793
Total liabilities and equity	$9,009,727	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of Mar. 30, 2014 include total assets of $57.2 million of variable interest entities (VIEs) and our consolidated assets as of Dec. 29, 2013 include total assets of $44.7 million of VIEs. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of Mar. 30, 2014 include total liabilities of $7.7 million of the VIEs and our consolidated liabilities as of Dec. 29, 2013 include total liabilities of $2.7 million of the VIEs. The VIEs’ creditors have no recourse to us regarding these liabilities. See further description in Note 1 - Basis of presentation and summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Net Operating Revenues:
Broadcasting	$382,268	$191,580
Publishing advertising	501,300	526,499
Publishing circulation	282,076	285,972
All other Publishing	58,687	58,762
Digital	179,735	174,922
Total	1,404,066	1,237,735

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	767,532	719,724
Selling, general and administrative expenses, exclusive of depreciation	355,213	314,115
Depreciation	44,764	38,926
Amortization of intangible assets	17,743	9,128
Facility consolidation charges	14,820	4,785
Total	1,200,072	1,086,678
Operating income	203,994	151,057

Non-operating (expense) income:
Equity income in unconsolidated investees, net	8,491	7,794
Interest expense	(69,648)	(35,405)
Other non-operating items	(20,748)	(1,583)
Total	(81,905)	(29,194)

Income before income taxes	122,089	121,863
Provision for income taxes	52,500	5,400
Net income	69,589	116,463
Net income attributable to noncontrolling interests	(10,430)	(11,898)
Net income attributable to Gannett Co., Inc.	$59,159	$104,565

Net income per share – basic	$0.26	$0.46
Net income per share – diluted	$0.25	$0.44
Dividends declared per share	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Net income	$69,589	$116,463
Redeemable noncontrolling interests (income not available to shareholders)	(455)	(274)
Other comprehensive income, before tax:
Foreign currency translation adjustments	4,653	(32,586)
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	(485)	(422)
Amortization of actuarial loss	11,435	15,860
Remeasurement of post-retirement benefits liability	33,907	—
Other	(6,116)	19,086
Pension and other post-retirement benefit items	38,741	34,524
Other	242	(1,786)
Other comprehensive income, before tax	43,636	152
Income tax effect related to components of other comprehensive (loss) income	(16,535)	(10,131)
Other comprehensive income, net of tax	27,101	(9,979)
Comprehensive income	96,235	106,210
Comprehensive income attributable to noncontrolling interests, net of tax	(10,217)	(9,838)
Comprehensive income attributable to Gannett Co., Inc.	$86,018	$96,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Cash flows from operating activities:
Net income	$69,589	$116,463
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	62,507	48,054
Facility consolidation charges	14,820	5,705
Pension contributions, net of pension expense	(20,890)	(72,241)
Equity income in unconsolidated investees, net	(8,491)	(7,794)
Stock-based compensation – equity awards	8,901	8,232
Change in other assets and liabilities, net	39,566	(62,136)
Net cash flow from operating activities	166,002	36,283
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,851)	(16,097)
Payments for acquisitions, net of cash acquired	(32,598)	(1,641)
Payments for investments	(1,000)	(1,001)
Proceeds from investments	5,759	10,060
Proceeds from sale of certain assets	44,735	2,348
Net cash used for investing activities	(4,955)	(6,331)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreements, net	—	15,000
Payments of unsecured fixed rate notes	(250,000)	—
Payments of unsecured floating rate term loans	(7,900)	—
Dividends paid	(45,369)	(45,806)
Cost of common shares repurchased	(37,937)	(32,770)
Proceeds from issuance of common stock upon exercise of stock options	9,028	5,918
Distribution to noncontrolling interests	(877)	(218)
Deferred payments for acquisitions	(4,330)	(3,693)
Net cash used for financing activities	(337,385)	(61,569)
Effect of currency exchange rate change on cash	112	(580)
Decrease in cash and cash equivalents	(176,226)	(32,197)
Balance of cash and cash equivalents at beginning of period	469,203	175,030
Balance of cash and cash equivalents at end of period	$292,977	$142,833

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$7,801	$39,180
Cash paid for interest	$49,798	$22,783
Non-cash investing and financing activities:
Asset-held-for-sale proceeds	$157,275	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2014
NOTE 1 – Basis of presentation and summary of significant accounting policies
Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of results for the interim periods presented.

Variable Interest Entities (VIE): A variable interest entity is an entity that lacks equity investors or whose equity investors lack a controlling interest in the entity through their equity investments. We consolidate VIEs when we are the primary beneficiary. In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we are obligated to absorb losses or the right to receive returns that would be significant to the VIE.
We determined that the entities holding six of our television stations constitute VIEs and the various agreements that we entered into with these entities represent variable interests. We evaluated the arrangements to determine whether we are considered the primary beneficiary, and as a result of this evaluation, we consolidated four stations in the Louisville, KY; Portland, OR; and Tucson, AZ, television markets for the quarter ending March 30, 2014.
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Mar. 30, 2014	Dec. 29, 2013

Current assets	$18,188	$4,677
Plant, property and equipment, net	7,626	8,061
Intangible and other assets	31,420	32,008
Total assets	$57,234	$44,746

Current liabilities	$12,546	$7,827
Noncurrent liabilities	34,457	34,173
Total liabilities	$47,003	$42,000

We entered into a forward sale agreement to sell the assets of two stations located in Phoenix, AZ to a third party and we expect to sell them later in 2014. We do not consolidate these two stations because our involvement is limited to administrative, maintenance and monitoring services.

Recent accounting standards: In July 2013, the FASB issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit (UTB) when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (DTA) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when:

•	An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the jurisdiction.

•	The entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).
If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. ASU 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. We were required to adopt ASU 2013-11 in the first quarter of 2014, and it did not have a significant impact on our consolidated results of operations, financial position or cash flows.
NOTE 2 – Acquisitions and dispositions
On February 28, 2014, we completed the previously announced sale of KMOV-TV in St. Louis, MO, to Meredith Corporation, following the receipt of regulatory approvals. As part of the sale, Sander Media conveyed to Meredith Corporation substantially all of its assets used to operate KMOV-TV, which Sander Media acquired when the Gannett-Belo transaction closed on December 23, 2013. We conveyed certain other assets that are needed to provide services to KMOV-TV, which we also acquired from Belo Corp. The sale proceeds were $185.8 million of which we received $28.5 million in cash and the remainder was deposited in an escrow account. The amount in escrow is pending like-kind exchanges, which may be completed in the next several months.
NOTE 3 – Facility consolidation charges
We evaluated the carrying values of property, plant and equipment at certain publishing businesses because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. Certain assets classified as held-for-sale according to Accounting Standards Codification (ASC) Topic 360 resulted in us recognizing non-cash charges in both 2014 and 2013 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations of $14.8 million in the first quarter of 2014 and $4.8 million in the first quarter of 2013. We recorded a $0.9 million pre-tax charge to write off certain publishing assets that were donated in the first quarter of 2013.
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 30, 2014 and December 29, 2013:

In thousands	Mar. 30, 2014		Dec. 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,785,223	$—	$3,790,472	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,091,204	—	1,091,204	—
Mastheads and trade names	82,660	—	82,570	—
Amortizable intangible assets:
Customer relationships	291,248	188,159	290,845	177,515
Other	215,421	30,932	213,790	23,663
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.
The following table summarizes the changes in our net goodwill balance through March 30, 2014:

In thousands	Broadcasting	Publishing	Digital	Total

Balance at Dec. 29, 2013:
Goodwill	$2,543,333	$7,807,416	$755,528	$11,106,277
Accumulated impairment losses	—	(7,187,535)	(128,270)	(7,315,805)
Net balance at Dec. 29, 2013	2,543,333	619,881	627,258	3,790,472
Activity during the period:
Acquisitions and adjustments	(7,567)	4,578	(4,578)	(7,567)
Foreign currency exchange rate changes	—	1,790	528	2,318
Total	(7,567)	6,368	(4,050)	(5,249)
Balance at Mar. 30, 2014:
Goodwill	2,535,766	7,835,006	751,478	11,122,250
Accumulated impairment losses	—	(7,208,757)	(128,270)	(7,337,027)
Net balance at Mar. 30, 2014	$2,535,766	$626,249	$623,208	$3,785,223
On December 23, 2013, we completed our acquisition of Belo. The initial purchase price allocation is preliminary based upon all information available to us at the present time and is subject to change, and such changes could be material. We continue to review underlying assumptions and valuation techniques utilized to calculate the fair value of primarily the indefinite-lived and amortizable intangible assets, property, plant and equipment, investments and deferred income taxes. Certain immaterial adjustments have been made since the initial allocation in the fourth quarter of 2013.
NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Mar. 30, 2014	Dec. 29, 2013

Unsecured floating rate term loan due quarterly through August 2018	$146,900	$154,800
VIE unsecured floating rate term loans due quarterly through December 2018	39,270	39,270
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	—	250,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,486,167	3,744,067
Other (fair market value adjustments and discounts)	(26,382)	(31,167)
Total long-term debt	3,459,785	3,712,900
Less current portion of long-term debt maturities of VIE loans	5,890	5,890
Long-term debt, net of current portion	$3,453,895	$3,707,010
For the first quarter of 2014, our long-term debt decreased by $253.1 million primarily reflecting our early repayment of the 9.375% notes due in 2017. We redeemed the notes by paying 104.688% of the outstanding principal amount in accordance with the original terms. The early redemption of these notes will save us approximately $18 million in interest expense for the remainder of 2014. On March 30, 2014, we had unused borrowing capacity of $1.2 billion under our revolving credit agreement that expires in August 2018.
NOTE 6 – Retirement plans
We and our subsidiaries have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan (GRP) is our principal retirement plan. Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Service cost-benefits earned during the period	$1,831	$2,125
Interest cost on benefit obligation	42,366	35,183
Expected return on plan assets	(58,574)	(49,543)
Amortization of prior service cost	1,882	1,878
Amortization of actuarial loss	11,227	15,360
Expense for company-sponsored retirement plans	$(1,268)	$5,003
For the thirteen weeks ended March 30, 2014, we contributed $10.0 million to the GRP, $3.1 million to the G.B. Dealey Retirement Plan (Dealey Plan) and $3.7 million to the Newsquest Pension Scheme in the U.K. (Newsquest Plan). We assumed the Dealey Plan as part of the Belo acquisition that was completed on December 23, 2013. For the remainder of 2014, we expect to contribute $59.0 million to the GRP, $12.4 million to the Dealey Plan and approximately $10.6 million to the Newsquest Plan.

NOTE 7 – Post-retirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. Our policy is to fund benefits as claims and premiums are paid. In March 2014, we adopted changes to the retiree medical plan that will be effective July 1, 2014. Beginning on that date, we will pay a stipend to certain Medicare-eligible Gannett retirees. This stipend will be deposited in a Healthcare Reimbursement Account and retirees will be able to select from a variety of plans offered through the individual Medicare marketplace. As a result of this change, we remeasured the related post-retirement benefit obligation during the first quarter of 2014, and recorded a reduction to the liability of $33.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). Post-retirement benefit costs for health care and life insurance are presented in the following table:

In thousands	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Service cost-benefits earned during the period	$118	$175
Interest cost on net benefit obligation	1,485	1,525
Amortization of prior service credit	(2,367)	(2,300)
Amortization of actuarial loss	208	500
Net periodic post-retirement benefit credit	$(556)	$(100)
NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $44.7 million as of March 30, 2014 and $46.5 million as of December 29, 2013. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands	Unrecognized Tax Benefits

Balance at Dec. 29, 2013	$57,324
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	1,506
Reductions for tax positions of prior years	(2,465)
Reductions due to lapse of statutes of limitations	(572)
Balance at Mar. 30, 2014	$55,793
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax is recognized as a component of income tax expense. We recognized a net benefit from the reversal of interest and penalty expense of $1.3 million in the first quarter of 2014 and $12.7 million during the first quarter of 2013. The net interest and penalty benefits recognized in the first quarter of 2014 and 2013 are primarily from the release of uncertain tax positions and the lapse of statutes of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of March 30, 2014, was approximately $10.2 million and as of December 29, 2013, was approximately $11.5 million.
We file income tax returns in the U.S. and various state and foreign jurisdictions. The 2010 through 2012 tax years remain subject to IRS examination. The 2009 through 2012 tax years generally remain subject to examination by state authorities, and the tax year 2012 is subject to examination in the U.K. Tax years before 2009 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $7.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the thirteen week periods ended March 30, 2014 and March 31, 2013:

In thousands	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	59,159	10,430	69,589
Redeemable noncontrolling interests (income not available to shareholders)	—	(455)	(455)
Other comprehensive income	26,859	242	27,101
Total comprehensive income	86,018	10,217	96,235
Dividends declared	(45,234)	—	(45,234)
Stock-based compensation	8,901	—	8,901
Treasury shares acquired	(37,937)	—	(37,937)
Other activity	9,296	(1,210)	8,086
Balance at Mar. 30, 2014	$2,714,142	$210,702	$2,924,844

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	104,565	11,898	116,463
Redeemable noncontrolling interests (income not available to shareholders)	—	(274)	(274)
Other comprehensive income	(8,193)	(1,786)	(9,979)
Total comprehensive income	96,372	9,838	106,210
Dividends declared	(45,721)	—	(45,721)
Stock-based compensation	8,232	—	8,232
Treasury shares acquired	(32,770)	—	(32,770)
Other activity	5,516	(650)	4,866
Balance at Mar. 31, 2013	$2,382,243	$198,486	$2,580,729
In August 2012, our CareerBuilder subsidiary acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. Shareholders for the remaining 26% of ownership hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of EMSI noncontrolling interest is outside of our control, the balance is presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Dec. 29, 2013	$(921,232)	$427,177	$(494,055)
Other comprehensive income before reclassifications	15,104	4,653	19,757
Amounts reclassified from accumulated other comprehensive income	7,102	—	7,102
Other comprehensive income	22,206	4,653	26,859
Balance at Mar. 30, 2014	$(899,026)	$431,830	$(467,196)

Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income before reclassifications	14,697	(32,586)	(17,889)
Amounts reclassified from accumulated other comprehensive income	9,696	—	9,696
Other comprehensive income	24,393	(32,586)	(8,193)
Balance at Mar. 31, 2013	$(1,094,870)	$385,536	$(709,334)
Accumulated other comprehensive income components are included in the computation of net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Amortization of prior service credit	$(485)	$(422)
Amortization of actuarial loss	11,435	15,860
Total reclassifications, before tax	10,950	15,438
Income tax effect	(3,848)	(5,742)
Total reclassifications, net of tax	$7,102	$9,696

NOTE 10 – Fair value measurement
We measure and record in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value.  ASC Topic 820, Fair Value Measurement, establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:
Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013:

In thousands	Fair Value Measurements as of Mar. 30, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$30,478	$—	$—	$30,478
Sundry investments	34,575	—	—	34,575
Total assets	$65,053	$—	$—	$65,053

Contingent consideration payable	$—	$—	$28,002	$28,002
Total liabilities	$—	$—	$28,002	$28,002

In thousands	Fair Value Measurements as of Dec. 29, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$28,117	$—	$—	$28,117
Sundry investments	34,227	—	—	34,227
Total assets	$62,344	$—	$—	$62,344

Contingent consideration payable	$—	$—	$32,267	$32,267
Total liabilities	$—	$—	$32,267	$32,267
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on achievement of future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 30% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the thirteen weeks ended March 30, 2014, the contingent consideration decreased by $4.3 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.67 billion at March 30, 2014 and $3.93 billion at December 29, 2013.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Broadcasting, Publishing and Digital. The Broadcasting Segment includes our 42 owned and serviced television stations. The Publishing Segment principally includes local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Digital Segment includes CareerBuilder, Shoplocal and PointRoll.

In thousands	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Net Operating Revenues:
Broadcasting	$382,268	$191,580
Publishing	842,063	871,233
Digital	179,735	174,922
Total	$1,404,066	$1,237,735

Operating Income (net of depreciation, amortization and facility consolidation charges):
Broadcasting	$154,549	$83,676
Publishing	42,988	60,137
Digital	23,824	23,604
Corporate	(17,367)	(16,360)
Total	$203,994	$151,057

Depreciation, amortization and facility consolidation charges:
Broadcasting	$27,194	$6,935
Publishing	36,591	32,236
Digital	8,288	9,107
Corporate	5,254	4,561
Total	$77,327	$52,839

NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended
	Mar. 30, 2014	Mar. 31, 2013

Net income attributable to Gannett Co., Inc.	$59,159	$104,565

Weighted average number of common shares outstanding - basic	227,230	229,396
Effect of dilutive securities:
Restricted stock	2,711	2,838
Performance share units	1,239	1,861
Stock options	1,088	1,067
Weighted average number of common shares outstanding - diluted	232,268	235,162

Net income per share - basic	$0.26	$0.46
Net income per share - diluted	$0.25	$0.44
The diluted earnings per share amounts exclude the effects of approximately 2.3 million stock options outstanding for the first quarter of 2014 and 6.3 million stock options outstanding for first quarter of 2013, as their inclusion would be anti-dilutive.

NOTE 13 – Commitments, contingencies and other matters
We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to their business. Management does not believe that any material liability exists as a result of these matters.
NOTE 14 – Subsequent events
In March 2014, Classified Ventures, in which we own a 26.9% interest, agreed to sell Apartments.com to CoStar Group Inc. for $585.0 million.  This transaction closed on April 1, 2014, early in our second quarter; as a result of our ownership stake, we received a special $154.6 million dividend from Classified Ventures after the closing of this transaction.
Early in the second quarter, our subsidiary CareerBuilder acquired Broadbean. Broadbean is a leading international job distribution, candidate sourcing and big data analytics company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading international media and marketing solutions company, and one of the largest, most geographically diverse local content providers in the U.S. Through a vast network of broadcast, digital, mobile and print products, we inform and engage more than 110 million people every month.
Our Broadcasting Segment includes 42 television stations that we either own or service through shared service agreements. Excluding owner-operators, we are the No. 1 NBC affiliate group; No. 1 CBS affiliate group; and the No. 4 ABC affiliate group. These stations cover 30% of the U.S. population in markets with nearly 35 million households. We are the largest independent television station group of major network affiliates in the top 25 U.S. markets.
Within our Publishing Segment, we provide content through 82 local U.S. daily publications, including USA TODAY, a multi-platform news and information media company, as well as more than 400 non-daily local publications in 30 states and Guam. USA TODAY ranks No. 1 in the industry in total daily combined print and digital circulation, according to the Alliance for Audited Media. Our subsidiary Newsquest is one of the United Kingdom’s leading regional community news providers, providing its markets with 17 daily paid-for titles, more than 200 weekly print products, magazines and trade publications.
We own and operate a number of stand-alone digital subsidiaries, the results of which are included in our Digital Segment. The largest of these subsidiaries is CareerBuilder, a global leader in human capital solutions, providing everything from labor market intelligence to talent management software and other recruitment solutions, with a presence in more than 60 markets worldwide and a focus on technology solutions and niche sites. CareerBuilder.com is the largest online job site in the U.S., measured both by traffic and revenue. On April 1, 2014, CareerBuilder announced the acquisition of Broadbean, a leader in online recruitment software that enables job distribution, candidate sourcing and big data analytics for employers. The acquisition, when combined with the addition of Economic Modeling Specialist Intl. in 2012, represents the next step in CareerBuilder’s transformation, positioning it as a leading company in the rapidly growing software-as-a-service market for talent management solutions.
Results from Operations
The primary categories of Broadcasting Segment revenue are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are seasonal with peaks occurring in even years (e.g. 2014 and 2012) and particularly in the fourth quarter of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry the company’s television signals on their network; and 4) other revenues, which consist of digital revenues generated through advertising on the stations’ web, tablet and mobile products; and payments by advertisers to television stations for other services, such as producing advertising material. We generate Publishing Segment revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising departments sell retail, classified and national advertising across multiple platforms including print, web sites, mobile, tablet and other specialty publications. The largest subsidiary within our Digital Segment is CareerBuilder, which generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed with its affiliated media organizations.
Our largest component of operating expense is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Broadcasting Segment, production (raw materials) and distribution costs within the Publishing Segment, and sales and marketing costs within the Digital Segment.

Consolidated Summary
A consolidated summary of our results is presented below:

In thousands, except per share data	First Quarter
	2014	% of Total	2013	% of Total	Change

Operating revenues:
Broadcasting	$382,268	27%	$191,580	16%	100%
Publishing	842,063	60%	871,233	70%	(3%)
Digital	179,735	13%	174,922	14%	3%
Total operating revenues	$1,404,066	100%	$1,237,735	100%	13%

Operating expenses	$1,200,072		$1,086,678		10%

Operating income:
Broadcasting	$154,549	76%	$83,676	55%	85%
Publishing	42,988	21%	60,137	40%	(29%)
Digital	23,824	12%	23,604	16%	1%
Corporate	(17,367)	(9%)	(16,360)	(11%)	6%
Total operating income	203,994	100%	151,057	100%	35%
Non-operating expense	81,905		29,194		***
Provision for income taxes	52,500		5,400		***
Net income attributable to noncontrolling interests	10,430		11,898		(12%)
Net income attributable to Gannett Co., Inc.	$59,159		$104,565		(43%)

Net income per share:
Basic	$0.26		$0.46		(43%)
Diluted	$0.25		$0.44		(43%)
Weighted average number of common shares outstanding:
Basic	227,230		229,396		(1%)
Diluted	232,268		235,162		(1%)
During the first quarter of 2014, a number of factors impacted our consolidated results. The largest of these drivers was the inclusion of the first full quarter of operations of television stations acquired or serviced as a result of the Belo transaction, continued growth of retransmission revenues in our broadcasting operations, and the exceptional ratings we achieved during the Winter Olympic Games. Throughout the quarter, we continued to make progress in stabilizing our publishing operations and managing industry-wide softening of revenues through a number of initiatives including the All Access Content Subscription Model and the launch of the USA TODAY content editions in our local domestic publishing operations. Coupled with our efficiency initiatives, including consolidation of printing and distribution platforms, global sourcing and real estate optimization, we are managing expenses to align with industry-wide softening of revenues for our publishing business. Our Digital Segment, led by CareerBuilder, provided consistent solid revenue growth while CareerBuilder positions itself for expansion in the software-as-a-service market for talent management solutions. Growth of digital revenues within our Publishing and Broadcasting Segments reflects the success of our expansion of digital marketing services, particularly with search and social products. As a result of these factors, the mix of our revenues and expenses is changing, with a significantly higher share of our revenues being generated by higher growth and higher margin broadcasting and digital operations.
Our operating revenues were $1.40 billion in the first quarter of 2014, an increase of 13% from $1.24 billion in the same period last year. The increase was driven primarily by a record level of Broadcasting Segment revenues which increased 100%, reflecting the first full quarter of revenue from the Belo television stations, strong advertising demand associated with the Winter Olympic Games and political spending as well as substantial increases in retransmission revenue. On a pro forma basis, had we owned the Belo television stations in the same period last year and excluding Captivate, total operating revenue would have increased 3% in the first quarter of 2014. Broadcasting Segment revenues on a pro forma basis increased 20% in the first quarter of 2014. Publishing Segment revenues were down 3% reflecting the impact of the extreme winter weather on advertising demand and circulation revenue in certain markets as well as the shift of Easter to the second quarter of 2014, partially offset by an increase in digital advertising and the launch of USA TODAY local editions. Publishing Segment advertising comparisons for the quarter were the best since the first quarter of 2013. Digital Segment revenue increased 3% in the first quarter of 2014, driven by continued growth at CareerBuilder.
Our operating expenses were $1.20 billion in the first quarter of 2014, an increase of 10% from $1.09 billion in the same period last year. Broadcasting Segment operating expenses increased 111% supporting the higher revenue generated by the recently acquired Belo television stations and costs incurred this quarter specific to the integration activities to support synergies going forward. On a pro forma basis, company-wide operating expenses were flat compared to last year. Broadcasting Segment expenses on a pro forma basis were up 5% compared to last year. Publishing Segment operating expenses were down 1% due to ongoing cost control and efficiency efforts and volume declines. Digital Segment operating expenses increased 3% due primarily to continued investment in sales growth efforts at CareerBuilder. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 22.
Non-operating expense was $81.9 million in the first quarter of 2014, an increase of $52.7 million compared to 2013. This increase was primarily due to a $34.2 million increase in interest expense and a $19.2 million increase in other non-operating items. The substantial increase in interest expense reflects primarily the issuance of debt in the second half of last year to fund the acquisition of Belo, partially offset by a lower average interest rate. Total average outstanding debt was $3.65 billion for the first quarter of 2014 compared to $1.49 billion last year. The weighted average interest rate on total outstanding debt was 7.15% for the first quarter of 2014 compared to 8.19% last year. The increase in other non-operating items is primarily driven by costs we incurred to retire our 9.375% notes that were due to mature in 2017. The charges included a call premium paid as well as a write off of unamortized debt issuance costs and original issue discount. These notes were retired in March at a price of 104.688%. The early redemption of these notes will save us approximately $18 million in interest expense for the remainder of 2014.
Our reported effective income tax rate was 47.0% for the first quarter of 2014, compared to 4.9% for the first quarter of 2013. The tax rate for the first quarter in 2014 was higher than the comparable rate in 2013 due to special items in both years. The 2014 rate was negatively impacted by a $23.8 million tax charge recognized on the sale of KMOV-TV in St. Louis, MO to Meredith Corporation in February 2014. The 2013 rate was positively impacted by a net tax benefit of $27.8 million related to the resolution of a multi-year federal audit settlement and the release of a significant reserve for an uncertain state tax position. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 28.
The weighted average number of diluted shares outstanding for the first quarter of 2014 decreased by 2.9 million shares from 2013 primarily due to shares repurchased since the first quarter of 2014, partially offset by equity awards issued in connection with the our share-based compensation programs. See Part II, Item 2 for information on share repurchases.
Segment Results
The following is a discussion of our reported operating segment results for the first quarter of 2014. Unless otherwise noted, all comparisons are to the comparable prior year period.
Broadcasting Segment Results
A summary of our Broadcasting Segment results is presented below:

In thousands	First Quarter
	2014	2013	Change

Operating revenues	$382,268	$191,580	100%
Operating expenses:
Operating expenses, exclusive of depreciation	200,525	100,969	99%
Depreciation	11,697	6,754	73%
Amortization of intangible assets	10,221	181	***
Facility consolidation charges	5,276	—	***
Total operating expenses	227,719	107,904	***
Operating income	$154,549	$83,676	85%

Broadcasting Segment revenues are grouped into four categories: Core (Local and National), Political, Retransmission and Other. Digital revenues are included in the Other category. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	First Quarter
	2014	Percentage Change From 2013
	Reported	Reported	Pro Forma (a)

Core (Local & National)	$257,371	88%	6%
Political	9,976	508%	431%
Retransmission (b)	87,468	142%	66%
Other	27,453	60%	17%
Total	$382,268	100%	20%

(a) The pro forma figures are presented on the basis as if the Belo acquisition and disposition of Captivate had occurred at the beginning of 2013.
(b) Reverse compensation to network affiliates is included as part of programming costs and therefore excluded from this line.
Broadcasting Segment revenues in the first quarter of 2014 increased 100% to $382.3 million driven primarily by the Belo acquisition, higher advertising demand associated with Winter Olympic Games and political spending, as well as a substantial increase in retransmission revenues. Core advertising revenue, which consists of Local and National non-political advertising, increased 88% to $257.4 million in the first quarter in 2014. A 6% increase in pro forma core revenues was driven by $41.3 million in advertising associated with the Winter Olympic Games on the 16 NBC stations that we own or service, partially offset by the loss of Super Bowl revenue that aired on our CBS stations in the first quarter of 2013 (the 2014 Super Bowl aired on Fox). Advertising trends improved year over year across most major categories including automotive, medical, telecom, and media. Political advertising totaled $10.0 million as many state and local campaigns increased spending. Retransmission revenue increased 142% to $87.5 million in the quarter resulting from renegotiated agreements, annual rate increases in existing agreements and the growing strength of our newly expanded broadcasting business. Other revenue, which includes digital revenue, increased 60% to $27.5 million in the first quarter of 2014.
Based on current trends and including a full quarter of results for the former Belo stations, we expect the increase in total television revenues for the second quarter of 2014 on a percentage basis to be in the nineties compared to the second quarter of 2013. On a pro forma basis, the percentage increase in total television revenues in the second quarter of 2014 is projected to be up in the mid-teens compared to the second quarter of 2013.
Broadcasting Segment operating expenses for the first quarter of 2014 increased 111% to $227.7 million primarily due to the Belo acquisition as well as higher investments in digital initiatives and reverse network compensation for the former Belo stations. On a pro forma basis, Broadcasting Segment operating expenses increased 5% in the first quarter of 2014. Operating income in the first quarter of 2014 increased 85% to $154.5 million from $83.7 million in the first quarter of 2013.
Publishing Segment Results
A summary of our Publishing Segment results is presented below:

In thousands	First Quarter
	2014	2013	Change

Operating revenues	$842,063	$871,233	(3%)
Operating expenses:
Operating expenses, exclusive of depreciation	762,484	778,860	(2%)
Depreciation	23,260	23,225	—%
Amortization of intangible assets	3,787	4,226	(10%)
Facility consolidation charges	9,544	4,785	99%
Total operating expenses	799,075	811,096	(1%)
Operating income	$42,988	$60,137	(29%)

Publishing Segment revenues were generated principally from advertising and circulation sales, which accounted for 60% and 33% of total Publishing Segment revenues for the first quarter of 2014. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related Internet websites, mobile and tablet applications. The table below presents the main components of Publishing Segment revenues:

In thousands	First Quarter
	2014	2013	Change

Advertising	$501,300	$526,499	(5%)
Circulation	282,076	285,972	(1%)
All other	58,687	58,762	—%
Total Publishing Segment revenues	$842,063	$871,233	(3%)
Publishing Segment revenues in the quarter were $842.1 million, down 3% from $871.2 million, due to the impact of harsh winter weather on advertising demand and circulation in certain markets, the shift of Easter to the second quarter of 2014, partially offset by a significant increase in digital advertising revenue. Although advertising revenues were lower, year-over-year comparisons for the quarter were the best since the first quarter of 2013.
The table below presents the principal categories of advertising revenues for the Publishing Segment:

In thousands	First Quarter
	2014	2013	Change

Retail	$252,985	$269,618	(6%)
National	83,702	85,518	(2%)
Classified	164,613	171,363	(4%)
Total Publishing Segment advertising revenues	$501,300	$526,499	(5%)
Retail advertising revenues decreased 6% in the first quarter of 2014 as harsh winter weather tempered advertising demand as well as the shift of Easter to the second quarter of 2014. Overall, national advertising comparisons improved relative to the fourth quarter (based on a comparable 13-week quarter). On the same basis, classified advertising comparisons were better than the fourth quarter driven by improved real estate and employment comparisons.
The percentage changes within the advertising revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, including on a constant currency basis, are as follows:

	First Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Retail	(7%)	(4%)	(7%)	(6%)
National	(2%)	(14%)	(3%)	(2%)
Classified	(6%)	(4%)	(5%)	(4%)
Total Publishing Segment advertising revenues	(6%)	(5%)	(6%)	(5%)
Across the Publishing Segment in the first quarter, all categories of year-over-year advertising revenue comparisons were lower as tepid economic growth in the U.S. and U.K., ongoing pressure from industry-wide revenue softening, and severe weather in the quarter impacted advertising demand. The shift of Easter to the second quarter this year also negatively affected comparisons, particularly in the retail category. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars increased 6% for the quarter.

Overall percentage changes within the classified revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, including on a constant currency basis, are as follows:

	First Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Constant Currency	Total Publishing Segment

Automotive	(2%)	(5%)	(2%)	(1%)
Employment	(8%)	5%	(4%)	(2%)
Real Estate	(3%)	(10%)	(6%)	(4%)
Legal	(7%)	—%	(7%)	(7%)
Other	(10%)	(8%)	(9%)	(7%)
Total Publishing Segment classified revenue	(6%)	(4%)	(5%)	(4%)
Total circulation revenues decreased 1% for the first quarter of 2014 to $282.1 million from $286.0 million last year. Circulation revenue for our local domestic publishing business was 3% lower in the first quarter of 2014, due to the cycling of the All Access Content Subscription Model from last year. Local domestic circulation revenue comparisons within the quarter improved, reflecting the favorable impact of the phased rollout of the USA TODAY content editions. Circulation revenue at USA TODAY was relatively unchanged in the first quarter of 2014. In the U.K. circulation revenues in local currency, were 7% higher in the first quarter of 2014 reflecting the fourth consecutive quarter of circulation growth due to the positive impact of cover price increases.
Commercial printing and other publishing revenue was relatively unchanged for the quarter as an increase in domestic commercial printing revenues was offset by a decrease in U.K. commercial printing revenues.
Digital revenues associated with the Publishing Segment increased 8% for the first quarter. Digital revenues at USA TODAY and its associated businesses were up 41% for the first quarter of 2014, fueled by increased user engagement across all digital platforms. Digital revenues for our local domestic publishing business increased 3% for the first quarter. These increases reflect the impact of our strategic successes in providing digital advertising and marketing solutions. Digital revenues in the U.K. were 18% higher for the quarter in local currency.
Publishing Segment operating expenses decreased 1% in the quarter to $799.1 million compared to $811.1 million in the first quarter a year ago. This decrease was primarily due to cost control and efficiency efforts, partially offset by strategic initiative investments. Newsprint expense was 6% lower in the quarter due primarily to declines in consumption.
Publishing Segment operating income was $43.0 million in the quarter compared to $60.1 million last year, a decrease of 29%.
Digital Segment Results
A summary of our Digital Segment results is presented below:

In thousands	First Quarter
	2014	2013	Change

Operating revenues	$179,735	$174,922	3%
Operating expenses:
Operating expenses, exclusive of depreciation	147,623	142,211	4%
Depreciation	4,553	4,386	4%
Amortization of intangible assets	3,735	4,721	(21%)
Total operating expenses	155,911	151,318	3%
Operating income	$23,824	$23,604	1%
The Digital Segment includes results for stand-alone digital subsidiaries including CareerBuilder, PointRoll, and Shoplocal. Many of our other digital offerings are tightly integrated within our existing publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of the Publishing and Broadcasting Segments.

Digital Segment operating revenues increased 3% to $179.7 million in the first quarter of 2014 compared to $174.9 million in 2013. CareerBuilder revenues were up 4% driven by accelerating sales of human capital software solutions as well as their recent vertical acquisition of Oil and Gas Job Search and geographical expansion into Vietnam.
Digital Segment operating expenses increased 3% to $155.9 million in the first quarter of 2014 compared to $151.3 million in 2013, reflecting investments by CareerBuilder in sales staff and technology development. As a result, Digital Segment operating income for the quarter was $23.8 million, an increase of 1% compared to last year.
Corporate Expense
Corporate expense in the first quarter of 2014 increased 6% to $17.4 million. The increase of $1.0 million reflects higher marketing and training efforts and a slight increase in stock-based compensation.
Results from Operations - Non-GAAP Information
Presentation of Non-GAAP information
We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered isolated from or as a substitute for the related GAAP measures, and should be read together with financial information presented on a GAAP basis.
We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, amortization of acquired advertising contracts, a non-cash charge related to an investment accounted for under the equity method, special charges in other non-operating items, a currency-related loss recognized in other non-operating items and certain credits and charges to our income tax provision.
We believe that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. Workforce restructuring and transformation expenses primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions. Workforce restructuring expenses include payroll and related benefit costs. Transformation costs include incremental expenses incurred by us to execute on our transformational growth plan, including those related to our recently completed Belo acquisition and incremental expenses associated with optimizing our real estate portfolio. Transformation costs include amortization of acquired advertising contracts. In connection with the acquisition of Belo, we recognized intangible assets for Belo’s advertising contracts. Unlike most intangible assets which have useful lives of several years, these specific intangible assets have a benefit period and related amortization period that is less than three months from the date of acquisition. We recognized a non-cash asset impairment charge in the first quarter of 2013 to reduce the book value of an investment accounted for under the equity method to fair value, as the business underlying this asset had experienced significant and sustained unfavorable operating results. In the first quarter of 2014, special charges were recorded in other non-operating items primarily related to the early retirement of our 9.375% notes due in 2017. The charges included a call premium paid as well as the write off of unamortized debt issuance costs and original issue discount. In addition, other non-operating items in the first quarter of 2014 also included costs associated with a consent solicitation relating to the Belo debentures we assumed as part of the transaction. Other non-operating items in the first quarter of 2013 included a currency loss related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating. The income tax provision for the first quarter of 2014 reflects a charge related to the sale of our interest in television station KMOV‑TV in St. Louis, MO in February 2014. The income tax provision for the first quarter of 2013 included special credits related to reserve releases as a result of federal exam resolution and lapse of a statute of limitation.
We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income attributable to Gannett before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income, (5) other non-operating items, (6) workforce restructuring, (7) transformation costs, (8) depreciation and (9) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income attributable to Gannett.
We use non-GAAP financial performance measures for purposes of evaluating business unit and consolidated company performance. Therefore we believe that each of the non-GAAP measures provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our businesses. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.

Discussion of special charges and credits affecting reported results

Our results for the first quarter of 2014 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring of $3.5 million ($2.3 million after-tax or $0.01 per share);

•	Transformation costs of $19.3 million ($11.1 million after-tax or $0.05 per share);

•	Other non-operating item charges of $20.4 million ($12.1 million after-tax or $0.05 per share); and

•	A tax charge of $23.8 million ($0.10 per share) related to the sale of our interest in KMOV-TV.
Results for the first quarter of 2013 included the following special items:

•	Costs due to workforce restructuring of $5.4 million ($3.3 million after-tax or $0.01 per share);

•	Transformation costs of $5.7 million ($3.5 million after-tax or $0.01 per share);

•	Other non-operating item charges of $2.1 million ($2.1 million after-tax or $0.01 per share);

•	An equity method investee asset impairment charge of $0.7 million ($0.4 million after-tax); and

•	A tax benefit of $27.8 million ($0.12 per share) due to resolving several federal tax claims and a significant uncertain state tax position.
Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	First Quarter
	2014	2013	Change

Operating revenues	$1,404,066	$1,237,735	13%
Adjusted operating expenses	1,177,307	1,076,527	9%
Adjusted operating income	$226,759	$161,208	41%

Adjusted net income attributable to Gannett Co., Inc.	$108,424	$86,044	26%
Adjusted diluted earnings per share	$0.47	$0.37	27%
Operating revenues totaled $1.40 billion in the first quarter of 2014, up 13% from $1.24 billion in the first quarter of 2013. The increase was due to a 100% increase in Broadcasting Segment revenue and a 3% increase in Digital Segment revenue. On a pro forma basis, had we owned the Belo television stations in the same period last year and excluding Captivate, total operating revenue would have increased 3%.
Broadcasting Segment revenues doubled year over year as a result of the Belo acquisition, higher advertising demand related to the Winter Olympics and political spending, and substantial increases in retransmission revenue. On a pro forma basis, Broadcasting Segment revenues increased 20% for the quarter, reflecting higher advertising demand related to the Winter Olympics and political advertising and a substantial increase in retransmission revenue.

A summary of the impact of special items on our operating expenses is presented below:

In thousands	First Quarter
	2014	2013	Change

Operating expenses (GAAP basis)	$1,200,072	$1,086,678	10%
Remove special items:
Workforce restructuring	(3,465)	(5,366)	(35%)
Transformation costs	(19,300)	(4,785)	***
As adjusted (non-GAAP basis)	$1,177,307	$1,076,527	9%
Adjusted operating expenses increased 9% for the first quarter of 2014 compared to the first quarter of 2013 primarily due to acquiring Belo. On a pro forma basis, adjusted operating expenses were relatively unchanged. Lower operating expenses in the Publishing Segment reflecting continued operating efficiencies were offset by higher expenses in the Broadcasting and Digital Segments associated with revenue increases.
A summary of the impact of special items on operating income is presented below:

In thousands	First Quarter
	2014	2013	Change

Operating income (GAAP basis)	$203,994	$151,057	35%
Remove special items:
Workforce restructuring	3,465	5,366	(35%)
Transformation costs	19,300	4,785	***
As adjusted (non-GAAP basis)	$226,759	$161,208	41%
Adjusted operating income for the first quarter of 2014 increased 41% compared to the first quarter last year, reflecting higher Broadcasting Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income. Adjusted Broadcasting Segment operating income increased 96% to $164.3 million for the quarter due primarily to the Belo acquisition, higher advertising demand related to the Winter Olympics and political spending, and substantial increases in retransmission revenue. Digital Segment operating income was $23.8 million, as solid revenue growth at CareerBuilder was partially offset by investments by CareerBuilder in sales staff and technology development. Adjusted Publishing Segment operating income was down 20% for the quarter due primarily to softer advertising demand related to the harsh winter weather in the first quarter and ongoing industry-wide softening of revenues.

A summary of the impact of special items on non-operating expense, net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands, except share data	First Quarter
	2014	2013	Change

Total non-operating (expense) income (GAAP basis)	$(81,905)	$(29,194)	***
Remove special items:
Transformation costs	—	920	***
Asset impairment charges	—	731	***
Other non-operating charges	20,400	2,077	***
As adjusted (non-GAAP basis)	$(61,505)	$(25,466)	***

Net income attributable to Gannett Co., Inc. (GAAP basis)	$59,159	$104,565	(43%)
Remove special items (net of tax):
Workforce restructuring	2,265	3,266	(31%)
Transformation costs	11,100	3,505	***
Asset impairment charges	—	431	***
Other non-operating charges	12,100	2,077	***
Special tax charges (benefits)	23,800	(27,800)	***
As adjusted (non-GAAP basis)	$108,424	$86,044	26%

Diluted earnings per share (GAAP basis)	$0.25	$0.44	(43%)
Remove special items (net of tax):
Workforce restructuring	0.01	0.01	—%
Transformation costs	0.05	0.01	***
Asset impairment charges	—	—	***
Other non-operating charges	0.05	0.01	***
Special tax charges (benefits)	0.10	(0.12)	***
As adjusted (non-GAAP basis) (a)	$0.47	$0.37	27%

(a) Total per share amount does not sum due to rounding.
As adjusted net income attributable to Gannett for the first quarter of 2014 increased 26% compared to 2013 and adjusted diluted earnings per share increased 27% on the same basis. These increases were due to higher Broadcasting Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	First Quarter
	2014	2013	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$59,159	$104,565	(43%)
Net income attributable to noncontrolling interests	10,430	11,898	(12%)
Provision for income taxes	52,500	5,400	***
Interest expense	69,648	35,405	97%
Equity income in unconsolidated investees, net	(8,491)	(7,794)	9%
Other non-operating items	20,748	1,583	***
Operating income (GAAP basis)	203,994	151,057	35%
Workforce restructuring	3,465	5,366	(35%)
Transformation costs	19,300	4,785	***
Adjusted operating income (non-GAAP basis)	226,759	161,208	41%
Depreciation	44,764	38,926	15%
Adjusted amortization (non-GAAP basis)	13,263	9,128	45%
Adjusted EBITDA (non-GAAP basis)	$284,786	$209,262	36%
Our adjusted EBITDA increased $75.5 million mainly due to the Belo acquisition. More than half of our adjusted EBITDA relates to the recently expanded Broadcasting Segment.
Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Broadcasting Segment is presented below:

In thousands	First Quarter
	2014	2013	Change

Broadcasting Segment operating expenses (GAAP basis)	$227,719	$107,904	***
Remove special items:
Transformation costs	(9,756)	—	***
As adjusted (non-GAAP basis)	$217,963	$107,904	***

Broadcasting Segment operating income (GAAP basis)	$154,549	$83,676	85%
Remove special items:
Transformation costs	9,756	—	***
As adjusted (non-GAAP basis)	$164,305	$83,676	96%
Adjusted Broadcasting Segment operating expenses increased 102% for the first quarter of 2014 mainly due to the Belo acquisition. Expenses on a pro forma basis increased 5% reflecting higher costs related to increased revenues, higher investments in digital initiatives and reverse network compensation for the former Belo television stations.
Adjusted operating income for the Broadcasting Segment was $164.3 million for the first quarter of 2014, an increase of 96% compared to the same period last year. Operating income on a pro forma basis increased 47% reflecting the Winter Olympics and significant increases in both retransmission and political revenues.

A reconciliation of our Broadcasting Segment and company-wide revenues and expenses on an as reported basis to a pro forma basis is below:

In thousands	Thirteen weeks ended Mar. 31, 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$136,614	$125,660	$—	$(20,601)	$241,673
Political	1,641	639	—	(401)	1,879
Retransmission	36,122	18,885	—	(2,451)	52,556
Other	17,203	15,154	—	(8,946)	23,411
Total broadcasting revenue	191,580	160,338	—	(32,399)	319,519

Broadcasting expenses	107,904	120,137	—	(20,505)	207,536
Broadcasting operating income	$83,676	$40,201	$—	$(11,894)	$111,983

Company-wide operating revenue	$1,237,735	$160,338	$—	$(32,399)	$1,365,674
Company-wide operating expenses	1,086,678	120,137	(10,151)	(20,505)	1,176,159
Company-wide operating income	$151,057	$40,201	$10,151	$(11,894)	$189,515

(a) See reconciliation of special items beginning on page 22.
(b) The pro forma adjustments include reductions to revenues of $26 million and reductions to expenses of $20 million for the former Belo stations in Phoenix, AZ and St. Louis, MO. Subsidiaries of Gannett and Sander Media, a holding company that has a station-operation agreement with Gannett, agreed to sell these stations upon receiving government approval. KMOV-TV, the television station in St. Louis, was sold in February 2014. The sale of the two stations in Phoenix is pending. Pro forma adjustments include reductions to revenues and expenses for Captivate that totaled $6 million each in the first quarter of 2013 as Gannett sold its controlling interest in Captivate in the third quarter of 2013. The pro forma adjustment for broadcasting expense reflects the addition of $6 million of amortization for definite-lived intangible assets as if the acquisition of Belo had occurred on the first day of 2013.

Publishing Segment - Non-GAAP
A summary of the impact of special items on the Publishing Segment is presented below:

In thousands	First Quarter
	2014	2013	Change

Publishing Segment operating expenses (GAAP basis)	$799,075	$811,096	(1%)
Remove special items:
Workforce restructuring	(3,465)	(5,366)	(35%)
Transformation costs	(9,544)	(4,785)	99%
As adjusted (non-GAAP basis)	$786,066	$800,945	(2%)

Publishing Segment operating income (GAAP basis)	$42,988	$60,137	(29%)
Remove special items:
Workforce restructuring	3,465	5,366	(35%)
Transformation costs	9,544	4,785	99%
As adjusted (non-GAAP basis)	$55,997	$70,288	(20%)
Publishing Segment adjusted operating expenses decreased by 2% for the first quarter of 2014. First quarter comparisons reflect continued efficiency efforts and lower newsprint expense, partially offset by an increase in strategic initiative spending.
Adjusted operating income for the Publishing Segment was $56.0 million for the first quarter of 2014 a decrease of 20% compared to the same period last year. The decrease reflects lower Publishing Segment revenues partially offset by cost control and efficiency efforts.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	First Quarter
	2014	2013

Income before income taxes as reported	$122,089	$121,863
Net income attributable to noncontrolling interests	(10,430)	(11,898)
Gannett pretax income (GAAP basis)	111,659	109,965
Remove special items:
Workforce restructuring	3,465	5,366
Transformation costs	19,300	5,705
Asset impairment	—	731
Other non-operating charges	20,400	2,077
As adjusted (non-GAAP basis)	$154,824	$123,844

Provision for income taxes as reported (GAAP basis)	$52,500	$5,400
Remove special items:
Workforce restructuring	1,200	2,100
Transformation costs	8,200	2,200
Asset impairment	—	300
Other non-operating charges	8,300	—
Special tax benefits (charges)	(23,800)	27,800
As adjusted (non-GAAP basis)	$46,400	$37,800

Effective tax rate (GAAP basis)	47.0%	4.9%
As adjusted effective tax rate (non-GAAP basis)	30.0%	30.5%
The adjusted tax rate for the first quarter of 2014 was 30.0% compared to 30.5% for the comparable period last year. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Broadcasting Segment Revenues and Expenses - Broadcasting Segment revenues will increase substantially throughout 2014 due to the impact of the Belo acquisition, a substantial increase in political advertising, higher retransmission revenue and digital revenue growth. Broadcasting Segment expenses will increase with the addition of Belo as well as from increases in reverse network compensation and investments in digital initiatives. Based on current trends and including a full quarter of results for the former Belo stations, we expect the increase in total television revenues for the second quarter of 2014 on a percentage basis to be in the nineties compared to the second quarter of 2013. On a pro forma basis, the percentage increase in total television revenues in the second quarter of 2014 is projected to be up in the mid-teens compared to the second quarter of 2013.

•
Classified Ventures Apartments.com Sale - On April, 1, 2014, Classified Ventures, LLC completed the sale of Apartments.com for $585 million to CoStar Group Inc. Our portion of the purchase price of Apartments.com was approximately $155 million reflecting our 26.9% ownership interest in Classified Ventures. Taxes associated with the sale are expected to be approximately $47 million. The sale of Apartments.com will have a slight impact on our Publishing Segment going forward. We expect revenues to be reduced by $12 million and operating income to be lower by $9 million through the end of 2014, with expected second quarter operating income to be lower by $3 million. Our equity income will be reduced by approximately $6 million for the remainder of 2014 as a result of the sale of Apartments.com.

•
Interest Expense - We expect our interest expense to be up significantly throughout 2014, reflecting the full year impact of debt issued in the second half of 2013 to acquire Belo. This increase will be partially offset by the early redemption of our 9.375% notes due in 2017 in March of 2014. The early redemption of these notes will save us approximately $18 million in interest expense for the remainder of 2014.

•
Foreign Currency - Our U.K. publishing operations are conducted through its Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in the exchange rate will improve Newsquest revenue and earnings contributions to consolidated results. A weakening of the rate will have a negative impact. Newsquest results for 2013 were translated from the British pound sterling to U.S. dollars at an average rate of 1.56. By comparison, Newsquest results for the first quarter of 2014 were translated into U.S. dollars at an average rate of 1.65.

Liquidity, Capital Resources and Cash Flows
Our cash generating capability and financial condition, together with our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, contributions to our pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under our revolving credit agreement and/or funds raised in the capital or credit markets.
In February 2012, we announced a new capital allocation plan, which aims to return $1.3 billion to shareholders by 2015. This plan included raising our dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, we announced that the existing share buyback program was replaced with a new $300 million authorization that is expected to be used over the two year period following its announcement. Our existing dividend program will continue as previously announced.
On March 30, 2014, we had unused borrowing capacity of $1.2 billion under our Amended and Restated Credit Agreement that expires in August 2018. At the end of the first quarter of 2014, our total long-term debt was $3.45 billion and our leverage ratio was 2.83x, substantially below the maximum leverage ratio covenant permitted by our Amended and Restated Credit Agreement of 4.0x. Cash and cash equivalents at the end of the first quarter totaled $293.0 million. The fair value of our long-term debt, based on the bid and ask quotes for the related debt, totaled $3.67 billion at March 30, 2014.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
Our net cash flow from operating activities was $166.0 million for the first three months of 2014, compared to $36.3 million for the first three months of 2013. The increase in net cash flow from operating activities resulted principally from incremental cash flow from the new Gannett television stations we acquired from Belo in late 2013, a $57.6 million decrease in pension contributions and a $31.4 million decrease in net cash tax payments.
Cash flows used for investing activities were relatively unchanged as compared to the same period in 2013. First quarter 2014 payments for acquisitions reflect the cash spent by us to acquire the KMOV-TV television station assets we didn’t already own. We purchased those assets pursuant to an option agreement we had with the former owner. These assets and other KMOV-TV assets we already owned were immediately sold to Meredith Corporation. Meredith purchased the KMOV-TV assets for $185.8 million of which we received $28.5 million in cash and the remaining amount was deposited in an escrow account. The amount in escrow is pending like-kind exchanges, which may be completed in the next several months.
Cash outflows from financing activities totaled $337.4 million for the first three months of 2014, compared to $61.6 million for the first three months of 2013. The increase in cash outflow from financing activities was mainly due to the repayment of the unsecured fixed rate notes and the unsecured floating rate term loans with an aggregate principal balance of $257.9 million during the first quarter of 2014.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $148.9 million for the quarter ended March 30, 2014. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	First Quarter
	2014	2013

Net cash flow from operating activities	$166,002	$36,283
Purchase of property, plant and equipment	(21,851)	(16,097)
Voluntary pension employer contributions	—	15,507
Tax benefit for voluntary pension employer contributions	—	(6,125)
Payments for investments	(1,000)	(1,001)
Proceeds from investments	5,759	10,060
Free cash flow	$148,910	$38,627
Our free cash flow for the first quarter 2014 was substantially higher than the first quarter of 2013. The increase was due to incremental cash flow from the new Gannett television stations we acquired from Belo in late 2013, a decrease in pension contributions in 2014 as compared to 2013, as well as lower tax payments in 2014.

Certain Factors Affecting Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q contain forward-looking information. The words “expect,” “intend,” “believe,” “anticipate,” “likely,” “will” and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. We are not responsible for updating or revising any forward-looking statements, whether the result of new information, future events or otherwise, except as required by law.
Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for our Digital Segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition, including alternative forms of media, or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and our ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches; (q) general economic, political and business conditions; and (r) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. We continue to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. We are exposed to foreign exchange rate risk primarily due to our operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2014 would have increased or decreased approximately 1%.
At the end of the first quarter of 2014, we had $186.2 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of less than $1 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $3.67 billion at March 30, 2014 and $3.93 billion at December 29, 2013.

Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of March 30, 2014, to ensure that information required to be disclosed in the reports that the we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Environmental
There have been no material developments with respect to our potential liability for environmental matters previously reported in our 2013 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in our 2013 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

12/30/13 – 2/2/14	414,737	$28.80	414,737	$212,800,864
2/3/14 – 3/2/14	351,729	$28.22	351,729	$202,873,551
3/3/14 – 3/30/014	557,201	$28.83	557,201	$186,809,632
Total 1st Quarter 2014	1,323,667	$28.66	1,323,667	$186,809,632
On June 11, 2013, our Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). While the Board of Directors reviews it at least annually, there is no current expiration date for the new $300 million authorization. However, it is targeted to be completed over the two years following the announcement.
As of March 30, 2014, 86,000 shares were repurchased as part of the publicly announced repurchase program, but were settled after the quarter ended. The effect of those repurchases decreased the maximum dollar value available under the program to $184,465,255.
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

Date: May 7, 2014	GANNETT CO., INC.

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

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 30, 2014 and December 29, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended March 30, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 30, 2014 and March 31, 2013, (iv) Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 30, 2014 and March 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.