Form 10-Q
period 2014-06-29
GANNETT CO INC /DE/
filed 2014-07-30
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of June 29, 2014 was 225,647,176.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Jun. 29, 2014	Dec. 29, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$430,666	$469,203
Trade receivables, less allowance for doubtful accounts (2014 - $17,666; 2013 - $15,275)	773,099	834,052
Other receivables	26,832	28,592
Inventories	55,050	49,950
Deferred income taxes	18,639	21,245
Assets held for sale	54,458	395,851
Prepaid expenses and other current assets	103,883	124,592
Total current assets	1,462,627	1,923,485
Property, plant and equipment
Cost	3,956,247	4,007,879
Less accumulated depreciation	(2,357,190)	(2,338,247)
Net property, plant and equipment	1,599,057	1,669,632
Intangible and other assets
Goodwill	3,804,551	3,790,472
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,466,718	1,477,231
Deferred income taxes	59,722	—
Investments and other assets	754,890	379,886
Total intangible and other assets	6,085,881	5,647,589
Total assets (a)	$9,147,565	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Jun. 29, 2014	Dec. 29, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$173,388	$215,300
Accrued expenses	437,161	499,162
Dividends payable	45,433	45,645
Income taxes	101,754	17,791
Deferred income	241,428	223,404
Current portion of long-term debt	5,890	5,890
Total current liabilities	1,005,054	1,007,192
Noncurrent liabilities
Income taxes	47,985	49,748
Deferred income taxes	695,250	587,904
Long-term debt	3,446,737	3,707,010
Post-retirement medical and life insurance liabilities	88,173	129,078
Pension liabilities	548,932	632,195
Other noncurrent liabilities	212,949	218,168
Total noncurrent liabilities	5,040,026	5,324,103
Total liabilities (a)	6,045,080	6,331,295

Redeemable noncontrolling interests	17,904	14,618

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	561,288	552,368
Retained earnings	7,898,034	7,720,903
Accumulated other comprehensive loss	(458,542)	(494,055)
	8,325,199	8,103,635
Less treasury stock, at cost (2014 - 98,771,456 shares; 2013 - 96,849,744 shares)	(5,467,088)	(5,410,537)
Total Gannett Co., Inc. shareholders’ equity	2,858,111	2,693,098
Noncontrolling interests	226,470	201,695
Total equity	3,084,581	2,894,793
Total liabilities and equity	$9,147,565	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of June 29, 2014 include total assets of $57.5 million of variable interest entities (VIEs) and our consolidated assets as of December 29, 2013 include total assets of $44.7 million of VIEs. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of June 29, 2014 include total liabilities of $4.6 million of the VIEs and our consolidated liabilities as of December 29, 2013 include total liabilities of $2.7 million of the VIEs. The VIEs’ creditors have no recourse to us regarding these liabilities. See further description in Note 1 - Basis of presentation and summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Net Operating Revenues:
Broadcasting	$398,258	$211,962	$780,526	$403,542
Publishing advertising	530,183	562,476	1,031,483	1,088,975
Publishing circulation	277,851	279,655	559,927	565,627
All other Publishing	59,331	62,100	118,018	120,862
Digital	194,381	186,506	374,116	361,428
Total	1,460,004	1,302,699	2,864,070	2,540,434

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	775,627	726,869	1,543,159	1,446,593
Selling, general and administrative expenses, exclusive of depreciation	353,779	320,615	708,992	634,730
Depreciation	44,850	38,467	89,614	77,393
Amortization of intangible assets	14,471	9,368	32,214	18,496
Facility consolidation and asset impairment charges	28,775	4,498	43,595	9,283
Total	1,217,502	1,099,817	2,417,574	2,186,495
Operating income	242,502	202,882	446,496	353,939

Non-operating (expense) income:
Equity income in unconsolidated investees, net	156,540	9,424	165,031	17,218
Interest expense	(64,148)	(36,174)	(133,796)	(71,579)
Other non-operating items	(2,982)	(9,791)	(23,730)	(11,374)
Total	89,410	(36,541)	7,505	(65,735)

Income before income taxes	331,912	166,341	454,001	288,204
Provision for income taxes	106,000	39,600	158,500	45,000
Net income	225,912	126,741	295,501	243,204
Net income attributable to noncontrolling interests	(17,445)	(13,121)	(27,875)	(25,019)
Net income attributable to Gannett Co., Inc.	$208,467	$113,620	$267,626	$218,185

Net income per share – basic	$0.92	$0.50	$1.18	$0.95
Net income per share – diluted	$0.90	$0.48	$1.15	$0.93
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Net income	$225,912	$126,741	$295,501	$243,204
Redeemable noncontrolling interests (income not available to shareholders)	(1,395)	28	(1,850)	(246)
Other comprehensive income, before tax:
Foreign currency translation adjustments	12,809	(287)	17,462	(32,873)
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	(1,215)	(384)	(1,700)	(806)
Amortization of actuarial loss	11,798	16,275	23,233	32,135
Remeasurement of post-retirement benefits liability	—	—	33,907	—
Other	(9,297)	(155)	(15,413)	18,931
Pension and other post-retirement benefit items	1,286	15,736	40,027	50,260
Other	819	(77)	1,061	(1,863)
Other comprehensive income, before tax	14,914	15,372	58,550	15,524
Income tax effect related to components of other comprehensive income	(5,441)	(5,886)	(21,976)	(16,017)
Other comprehensive income, net of tax	9,473	9,486	36,574	(493)
Comprehensive income	233,990	136,255	330,225	242,465
Comprehensive income attributable to noncontrolling interests, net of tax	(16,869)	(13,072)	(27,086)	(22,910)
Comprehensive income attributable to Gannett Co., Inc.	$217,121	$123,183	$303,139	$219,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013

Cash flows from operating activities:
Net income	$295,501	$243,204
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	121,828	95,889
Facility consolidation and asset impairment charges	43,595	10,202
Pension contributions, net of pension expense	(64,179)	(75,751)
Equity income in unconsolidated investees, net	(165,031)	(17,218)
Stock-based compensation – equity awards	17,208	15,877
Change in other assets and liabilities, net	106,017	(48,262)
Net cash flow from operating activities	354,939	223,941
Cash flows from investing activities:
Purchase of property, plant and equipment	(56,905)	(48,898)
Payments for acquisitions, net of cash acquired	(121,956)	(18,134)
Payments for investments	(5,318)	(2,379)
Proceeds from investments	163,315	29,365
Proceeds from sale of certain assets	66,617	6,586
Net cash flow from (used for) investing activities	45,753	(33,460)
Cash flows from financing activities:
Payments of borrowings under revolving credit agreements, net	—	(79,000)
Payments of unsecured fixed rate notes	(250,000)	—
Payments of unsecured floating rate term loans	(17,925)	—
Dividends paid	(90,848)	(91,695)
Cost of common shares repurchased	(75,815)	(41,385)
Proceeds from issuance of common stock upon exercise of stock options	10,362	13,132
Distribution to noncontrolling interests	(877)	(218)
Deferred payments for acquisitions	(14,481)	(3,693)
Net cash used for financing activities	(439,584)	(202,859)
Effect of currency exchange rate change on cash	355	(1,155)
Decrease in cash and cash equivalents	(38,537)	(13,533)
Balance of cash and cash equivalents at beginning of period	469,203	175,030
Balance of cash and cash equivalents at end of period	$430,666	$161,497

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$45,284	$73,683
Cash paid for interest	$122,989	$63,055
Non-cash investing and financing activities:
Assets-held-for-sale proceeds	$381,882	$—
Capital expenditures	$6,565	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2014
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
We determined that the entities holding four of our television stations constitute VIEs and the various agreements that we entered into with these entities represent variable interests. We evaluated the arrangements to determine whether we are considered the primary beneficiary, and as a result of this evaluation, we consolidated four stations in the Louisville, KY; Portland, OR; and Tucson, AZ, television markets for the quarter ending June 29, 2014.
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Jun. 29, 2014	Dec. 29, 2013

Current assets	$19,144	$4,677
Plant, property and equipment, net	7,375	8,061
Intangible and other assets	30,955	32,008
Total assets	$57,474	$44,746

Current liabilities	$9,590	$7,827
Noncurrent liabilities	32,204	34,173
Total liabilities	$41,794	$42,000

Recent accounting standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which supersedes the guidance in Revenue Recognition (Topic 605). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
We are required to adopt ASU 2014-09 in the first quarter of 2017 and early application is not permitted. However, we will need to apply the standard to 2015 and 2016. We can choose to apply the standard using either the full retrospective approach or a modified retrospective approach where we will recognize a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact of adopting this pronouncement and the transition method we will use.
In July 2013, the FASB issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit (UTB) when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (DTA) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when:

•	An NOL carryforward, a similar tax loss, or a tax credit carryforward is unavailable as of the reporting date under the tax law of the jurisdiction.

•	The entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).
If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. ASU 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. We were required to adopt ASU 2013-11 in the first quarter of 2014, and the impact on our consolidated results of operations, financial position and cash flows was insignificant.
NOTE 2 – Acquisitions and dispositions
In March 2014, Classified Ventures, in which we own a 26.9% interest, agreed to sell Apartments.com to CoStar Group, Inc. for $585 million.  This transaction closed on April 1, 2014, early in our second quarter; as a result of our ownership stake, we received a special $154.6 million distribution from Classified Ventures after the closing of this transaction.
Early in the second quarter, our subsidiary CareerBuilder acquired Broadbean. Broadbean is a leading international job distribution, candidate sourcing and big data analytics software company. Broadbean is headquartered in London, United Kingdom and has offices in the U.S., France, Germany, the Netherlands and Australia. The acquisition unites two technology companies which specialize in sourcing and recruitment.
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
On June 19, 2014, we announced, together with Sander Media LLC, that we completed the previously announced sale of KTVK-TV and KASW-TV in Phoenix, AZ, to Meredith Corporation, following receipt of regulatory approvals. As part of the sale, Sander Media conveyed to Meredith all of the assets used in the operation of both stations, which Sander Media acquired upon completion of the Belo transaction last December 2013. We also conveyed certain other assets that we used to provide services for both stations, which were also acquired from the Belo transaction. At the closing, Meredith simultaneously conveyed KASW-TV to SagamoreHill of Phoenix, LLC, which, through its affiliates, owns and operates two television stations in two markets. The total sale price of the Phoenix and St. Louis stations was $407.5 million. The majority of this amount is held in escrow at the end of the second quarter. We used a portion of the proceeds in a tax efficient structure to pay for the acquisition of six London Broadcasting Company television stations from SunTX Capital Partners which closed early in our third quarter.
NOTE 3 – Facility consolidation and asset impairment charges
We evaluated the carrying values of property, plant and equipment at certain publishing businesses as a result of our ongoing facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. Certain assets classified as held-for-sale according to Accounting Standards Codification (ASC) Topic 360 resulted in us recognizing non-cash charges in both 2014 and 2013 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We also recorded non-cash impairment charges to reduce the book value of goodwill and other intangible assets. The goodwill impairment and other intangible non-cash charges resulted from our application of the interim impairment testing provisions included within the goodwill subtopic ASC Topic 350. We are required to test goodwill and other indefinite lived assets for impairment annually.  Our annual measurement date for testing is the first day of the fourth quarter.  However, because of softening business conditions at two of our smaller Publishing Segment reporting units, we updated our testing as of the beginning of the second quarter of 2014. Our testing showed that the implied fair value of the goodwill was less than the recorded value.  Therefore, we recognized a charge to reduce the carrying value of goodwill to the implied fair value. We recorded pre-tax charges for facility consolidations and asset impairments of $28.8 million in the second quarter and $43.6 million for the year-to-date period in 2014. For 2013, we recorded $4.5 million pre-tax charges for the second quarter and $9.3 million for the year-to-date period. We also recorded a $1.0 million non-operating pre-tax charge to write off certain broadcasting assets that were donated in the second quarter of 2014 and a $0.9 million non-operating pre-tax charge to write off certain publishing assets in the first quarter of 2013.

NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 29, 2014 and December 29, 2013:

In thousands	Jun. 29, 2014		Dec. 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,804,551	$—	$3,790,472	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,091,204	—	1,091,204	—
Mastheads and trade names	82,903	—	82,570	—
Amortizable intangible assets:
Customer relationships	302,817	194,852	290,845	177,515
Other	223,650	39,004	213,790	23,663
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.
The following table summarizes the changes in our net goodwill balance through June 29, 2014:

In thousands	Broadcasting	Publishing	Digital	Total

Balance at Dec. 29, 2013:
Goodwill	$2,543,333	$7,807,416	$755,528	$11,106,277
Accumulated impairment losses	—	(7,187,535)	(128,270)	(7,315,805)
Net balance at Dec. 29, 2013	2,543,333	619,881	627,258	3,790,472
Activity during the period:
Acquisitions and adjustments	(16,430)	4,578	33,233	21,381
Impairment	—	(15,310)	—	(15,310)
Foreign currency exchange rate changes	—	6,666	1,342	8,008
Total	(16,430)	(4,066)	34,575	14,079
Balance at Jun. 29, 2014:
Goodwill	2,526,903	7,897,708	790,103	11,214,714
Accumulated impairment losses	—	(7,281,893)	(128,270)	(7,410,163)
Net balance at Jun. 29, 2014	$2,526,903	$615,815	$661,833	$3,804,551
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

NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Jun. 29, 2014	Dec. 29, 2013

Unsecured floating rate term loan due quarterly through August 2018	$139,000	$154,800
VIE unsecured floating rate term loans due quarterly through December 2018	37,145	39,270
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	—	250,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,476,142	3,744,067
Other (fair market value adjustments and discounts)	(23,515)	(31,167)
Total long-term debt	3,452,627	3,712,900
Less current portion of long-term debt maturities of VIE loans	5,890	5,890
Long-term debt, net of current portion	$3,446,737	$3,707,010
For the first six months of 2014, our long-term debt decreased by $260.3 million as a result of our early repayment of the 9.375% notes due in 2017. We redeemed the notes by paying 104.688% of the outstanding principal amount in accordance with the original terms. The early redemption of these notes will save us approximately $12 million in interest expense for the remainder of 2014. On June 29, 2014, we had unused borrowing capacity of $1.27 billion under our revolving credit agreement that expires in August 2018.
NOTE 6 – Retirement plans
We, along with our subsidiaries, have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan (GRP) is our principal retirement plan. Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Service cost-benefits earned during the period	$877	$1,756	$2,708	$3,881
Interest cost on benefit obligation	42,372	35,071	84,738	70,254
Expected return on plan assets	(59,174)	(49,299)	(117,748)	(98,842)
Amortization of prior service cost	1,901	1,898	3,783	3,776
Amortization of actuarial loss	11,674	16,190	22,901	31,550
Expense (credit) for company-sponsored retirement plans	$(2,350)	$5,616	$(3,618)	$10,619
For the twenty-six weeks ended June 29, 2014, we contributed $41.0 million to the GRP, $6.6 million to the G.B. Dealey Retirement Plan (Dealey Plan) and $6.9 million to the Newsquest Pension Scheme in the U.K. (Newsquest Plan). We assumed the Dealey Plan as part of the Belo acquisition that was completed on December 23, 2013. For the remainder of 2014 and based on current funding requirements, we expect to contribute $28.0 million to the GRP, $8.9 million to the Dealey Plan and approximately $7.4 million to the Newsquest Plan.

NOTE 7 – Post-retirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. Our policy is to fund benefits as claims and premiums are paid. In March 2014, we adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, we will pay a stipend to certain Medicare-eligible Gannett retirees. This stipend will be accessible through a Healthcare Reimbursement Account and retirees will be able to select from a variety of plans offered through the individual Medicare marketplace. As a result of this change, we remeasured the related post-retirement benefit obligation during the first quarter of 2014, and recorded a reduction to the liability of $33.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). Post-retirement benefit costs for health care and life insurance are presented in the following table:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Service cost-benefits earned during the period	$68	$89	$186	$264
Interest cost on net benefit obligation	1,030	1,303	2,515	2,828
Amortization of prior service credit	(3,116)	(2,282)	(5,483)	(4,582)
Amortization of actuarial loss	124	85	332	585
Net periodic post-retirement benefit credit	$(1,894)	$(805)	$(2,450)	$(905)
NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $45.0 million as of June 29, 2014 and $46.5 million as of December 29, 2013. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands	Unrecognized Tax Benefits

Balance at Dec. 29, 2013	$57,324
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	3,744
Additions for tax positions of prior years	75
Reductions for tax positions of prior years	(4,315)
Reductions due to lapse of statutes of limitations	(574)
Balance at Jun. 29, 2014	$56,254
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax is recognized as a component of income tax expense. We recognized a net benefit from the reversal of interest and penalty expense of $1.2 million in the second quarter of 2014 and $4.6 million during the second quarter of 2013. We recognized a net benefit from the reversal of interest and penalty expense of $2.5 million during the first six months of 2014 and $17.4 million during the first six months of 2013. The net interest and penalty benefits recognized in the second quarter and first six months of 2014 and 2013 are primarily from the release of uncertain tax position reserves due to audit settlements and the lapse of the applicable statutes of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of June 29, 2014, was approximately $9.0 million and as of December 29, 2013, was approximately $11.5 million.
We file income tax returns in the U.S. and various state and foreign jurisdictions. The 2010 through 2012 tax years remain subject to IRS examination. The 2009 through 2012 tax years generally remain subject to examination by state authorities, and the 2012 tax year is subject to examination in the U.K. Tax years before 2009 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $8.2 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the twenty-six week periods ended June 29, 2014 and June 30, 2013:

In thousands	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	267,626	27,875	295,501
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,850)	(1,850)
Other comprehensive income	35,513	1,061	36,574
Total comprehensive income	303,139	27,086	330,225
Dividends declared	(90,495)	—	(90,495)
Stock-based compensation	17,208	—	17,208
Treasury shares acquired	(75,815)	—	(75,815)
Other activity	10,976	(2,311)	8,665
Balance at Jun. 29, 2014	$2,858,111	$226,470	$3,084,581

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	218,185	25,019	243,204
Redeemable noncontrolling interests (income not available to shareholders)	—	(246)	(246)
Other comprehensive income (loss)	1,370	(1,863)	(493)
Total comprehensive income	219,555	22,910	242,465
Dividends declared	(91,485)	—	(91,485)
Stock-based compensation	15,877	—	15,877
Treasury shares acquired	(41,385)	—	(41,385)
Other activity	11,728	(744)	10,984
Balance at Jun. 30, 2013	$2,464,904	$211,464	$2,676,368
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

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Mar. 30, 2014	$(899,026)	$431,830	$(467,196)
Other comprehensive income (loss) before reclassifications	(11,042)	12,808	1,766
Amounts reclassified from accumulated other comprehensive income (loss)	6,888	—	6,888
Other comprehensive income (loss)	(4,154)	12,808	8,654
Balance at Jun. 29, 2014	$(903,180)	$444,638	$(458,542)

Balance at Mar. 31, 2013	$(1,094,870)	$385,536	$(709,334)
Other comprehensive income (loss) before reclassifications	(120)	(287)	(407)
Amounts reclassified from accumulated other comprehensive income (loss)	9,970	—	9,970
Other comprehensive income (loss)	9,850	(287)	9,563
Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)

Twenty-six Weeks:
Balance at Dec. 29, 2013	$(921,232)	$427,177	$(494,055)
Other comprehensive income (loss) before reclassifications	4,062	17,461	21,523
Amounts reclassified from accumulated other comprehensive income (loss)	13,990	—	13,990
Other comprehensive income (loss)	18,052	17,461	35,513
Balance at Jun. 29, 2014	$(903,180)	$444,638	$(458,542)

Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income (loss) before reclassifications	14,577	(32,873)	(18,296)
Amounts reclassified from accumulated other comprehensive income (loss)	19,666	—	19,666
Other comprehensive income (loss)	34,243	(32,873)	1,370
Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)
Accumulated other comprehensive income components are included in computing net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Amortization of prior service credit	$(1,215)	$(384)	$(1,700)	$(806)
Amortization of actuarial loss	11,798	16,275	23,233	32,135
Total reclassifications, before tax	10,583	15,891	21,533	31,329
Income tax effect	(3,695)	(5,921)	(7,543)	(11,663)
Total reclassifications, net of tax	$6,888	$9,970	$13,990	$19,666

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
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013:

In thousands	Fair Value Measurements as of Jun. 29, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$30,950	$—	$—	$30,950
Sundry investments	36,024	—	—	36,024
Total assets	$66,974	$—	$—	$66,974

Contingent consideration payable	$—	$—	$15,882	$15,882
Total liabilities	$—	$—	$15,882	$15,882

In thousands	Fair Value Measurements as of Dec. 29, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$28,117	$—	$—	$28,117
Sundry investments	34,227	—	—	34,227
Total assets	$62,344	$—	$—	$62,344

Contingent consideration payable	$—	$—	$32,267	$32,267
Total liabilities	$—	$—	$32,267	$32,267
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on achievement of future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 30% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the twenty-six weeks ended June 29, 2014, the contingent consideration decreased by $16.4 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.68 billion at June 29, 2014 and $3.93 billion at December 29, 2013.
During the second quarter of 2014, certain Publishing Segment goodwill assets were impaired as the implied fair value of the goodwill was less than the recorded value. Implied fair value of the goodwill assets totaled $6.2 million and we recognized a goodwill impairment charge of $15.3 million to reduce the carrying value to the implied fair value.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Broadcasting, Publishing and Digital. The Broadcasting Segment at the end of the second quarter includes our 40 owned and serviced television stations. The Publishing Segment principally includes local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Digital Segment includes CareerBuilder, Shoplocal and PointRoll.

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Net Operating Revenues:
Broadcasting	$398,258	$211,962	$780,526	$403,542
Publishing	867,365	904,231	1,709,428	1,775,464
Digital	194,381	186,506	374,116	361,428
Total	$1,460,004	$1,302,699	$2,864,070	$2,540,434

Operating Income (net of depreciation, amortization and facility consolidation charges and asset impairment charges):
Broadcasting	$171,322	$98,092	$325,871	$181,768
Publishing	53,239	85,192	96,227	145,329
Digital	35,695	35,277	59,519	58,881
Corporate	(17,754)	(15,679)	(35,121)	(32,039)
Total	$242,502	$202,882	$446,496	$353,939

Depreciation, amortization and facility consolidation charges and asset impairment charges:
Broadcasting	$20,621	$6,974	$47,815	$13,909
Publishing	53,123	31,415	89,714	63,651
Digital	9,603	9,383	17,891	18,490
Corporate	4,749	4,561	10,003	9,122
Total	$88,096	$52,333	$165,423	$105,172

NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 29, 2014	Jun. 30, 2013	Jun. 29, 2014	Jun. 30, 2013

Net income attributable to Gannett Co., Inc.	$208,467	$113,620	$267,626	$218,185

Weighted average number of common shares outstanding - basic	226,132	228,837	226,681	229,116
Effect of dilutive securities:
Restricted stock	2,814	2,971	2,763	2,897
Performance share units	2,212	1,734	1,725	1,797
Stock options	948	1,094	1,018	1,056
Weighted average number of common shares outstanding - diluted	232,106	234,636	232,187	234,866

Net income per share - basic	$0.92	$0.50	$1.18	$0.95
Net income per share - diluted	$0.90	$0.48	$1.15	$0.93

The diluted earnings per share amounts exclude the effects of approximately 2.2 million stock options outstanding for the second quarter and year-to-date of 2014 and 6.2 million stock options outstanding for second quarter and year-to-date of 2013, as their inclusion would be anti-dilutive.
NOTE 13 – Commitments, contingencies and other matters
We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to their business. Management does not believe that any material liability exists as a result of these matters.
NOTE 14 – Subsequent events
On July 8, 2014, we completed the previously announced acquisition of six of London Broadcasting Company’s television stations in Texas for approximately $215.0 million in an all-cash transaction. The acquisition includes KCEN (NBC) in Waco-Temple-Bryan, KYTX (CBS) in Tyler-Longview, KIII (ABC) in Corpus Christi, KBMT (ABC) and its digital sub-channel KJAC (NBC) in Beaumont-Port Arthur, KXVA (FOX) in Abilene-Sweetheart and KIDY (FOX) in San Angelo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading international media and marketing solutions company, and one of the largest, most geographically diverse local content providers in the U.S. Through a vast network of broadcast, digital, mobile and print products, we inform and engage more than 110 million people every month.
Our Broadcasting Segment currently includes 46 television stations that we either own or service through shared service agreements. Excluding owner-operators, we are the No. 1 NBC affiliate group; No. 1 CBS affiliate group; and the No. 4 ABC affiliate group. These stations cover 31% of the U.S. population in markets with nearly 36 million households. We are the largest independent television station group of major network affiliates in the top 25 U.S. markets.
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

Results from Operations
Our reportable segments based on our management and internal reporting structures are Broadcasting, Publishing, and Digital. The primary categories of Broadcasting Segment revenue are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are seasonal with peaks occurring in even years (e.g., 2014 and 2012) and particularly in the fourth quarter of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry our television signals on their network; and 4) other revenues, which consist of digital revenues generated through advertising on the stations’ web, tablet and mobile products; as well as payments by advertisers to television stations for other services, such as producing advertising material. We generate Publishing Segment revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising departments sell retail, classified and national advertising across multiple platforms including print, web sites, mobile, tablet and other specialty publications. The largest subsidiary within our Digital Segment is CareerBuilder, which generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed with its affiliated media organizations.
Our largest component of operating expense is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Broadcasting Segment, production (raw materials) and distribution costs within the Publishing Segment, and sales and marketing costs within the Digital Segment.
Consolidated Summary
A consolidated summary of our results is presented below:

In thousands, except per share data	Second Quarter
	2014	% of Total	2013	% of Total	Change

Operating revenues:
Broadcasting	$398,258	27%	$211,962	16%	88%
Publishing	867,365	59%	904,231	70%	(4%)
Digital	194,381	13%	186,506	14%	4%
Total operating revenues	$1,460,004	100%	$1,302,699	100%	12%

Operating expenses	$1,217,502		$1,099,817		11%

Operating income:
Broadcasting	$171,322	71%	$98,092	48%	75%
Publishing	53,239	22%	85,192	42%	(38%)
Digital	35,695	15%	35,277	18%	1%
Corporate	(17,754)	(8%)	(15,679)	(8%)	13%
Total operating income	242,502	100%	202,882	100%	20%
Non-operating expense (income)	(89,410)		36,541		***
Provision for income taxes	106,000		39,600		***
Net income attributable to noncontrolling interests	17,445		13,121		33%
Net income attributable to Gannett Co., Inc.	$208,467		$113,620		83%

Net income per share:
Basic	$0.92		$0.50		84%
Diluted	$0.90		$0.48		88%
Weighted average number of common shares outstanding:
Basic	226,132		228,837		(1%)
Diluted	232,106		234,636		(1%)

In thousands, except per share data	Year-to-Date
	2014	% of Total	2013	% of Total	Change

Operating revenues:
Broadcasting	$780,526	27%	$403,542	16%	93%
Publishing	1,709,428	60%	1,775,464	70%	(4%)
Digital	374,116	13%	361,428	14%	4%
Total operating revenues	$2,864,070	100%	$2,540,434	100%	13%

Operating expenses	$2,417,574		$2,186,495		11%

Operating income:
Broadcasting	$325,871	73%	$181,768	51%	79%
Publishing	96,227	22%	145,329	41%	(34%)
Digital	59,519	13%	58,881	17%	1%
Corporate	(35,121)	(8%)	(32,039)	(9%)	10%
Total operating income	446,496	100%	353,939	100%	26%
Non-operating expense (income)	(7,505)		65,735		***
Provision for income taxes	158,500		45,000		***
Net income attributable to noncontrolling interests	27,875		25,019		11%
Net income attributable to Gannett Co., Inc.	$267,626		$218,185		23%

Net income per share:
Basic	$1.18		$0.95		24%
Diluted	$1.15		$0.93		24%
Weighted average number of common shares outstanding:
Basic	226,681		229,116		(1%)
Diluted	232,187		234,866		(1%)

A number of factors impacted 2014 revenue and expense comparisons. The largest of these drivers was the inclusion of the operations of television stations acquired or serviced as a result of the Belo transaction and continued growth of retransmission revenues in our broadcasting operations. These combined factors led to record Broadcasting Segment revenues. We continued to make progress in stabilizing our publishing operations and managing industry-wide softening of revenues through a number of initiatives including the All Access Content Subscription Model and the USA TODAY content editions in our local domestic publishing operations. Coupled with our efficiency initiatives, including consolidation of printing and distribution platforms, global sourcing and real estate optimization, we are managing expenses to align with continuing industry-wide challenges for our Publishing Segment. Our Digital Segment, led by CareerBuilder, provided consistent solid revenue growth while CareerBuilder positions itself for expansion in the software-as-a-service market for talent management solutions. Growth of digital revenues within our Publishing and Broadcasting Segments reflects the success of our expansion of digital marketing services, particularly with search and social products. As a result of these factors, the mix of our revenues and expenses is changing, with a significantly higher share of our revenues being generated by higher growth and higher margin broadcasting and digital operations.
Our operating revenues were $1.46 billion in the second quarter of 2014, an increase of 12% from $1.30 billion in the same period last year. For the first six months of 2014 operating revenues increased 13% to $2.86 billion from $2.54 billion in 2013. The increase in both periods was driven primarily by a record level of Broadcasting Segment revenues which increased 88% in the second quarter of 2014 and 93% in the first six months of 2014, reflecting revenue from the acquisitions in late 2013 and substantial increases in retransmission and political advertising revenues. On a pro forma basis, had we owned the Belo television stations in the same period last year and excluding Captivate and Apartments.com, total operating revenue would have increased 2% in both the second quarter and first six months of 2014. Broadcasting Segment revenues on a pro forma basis increased 13% in the second quarter of 2014 and 16% year-to-date. A separate discussion of pro forma information begins on page 30. Publishing Segment revenues were down 4% in the second quarter of 2014 and year-to-date, reflecting continued pressure on advertising demand, particularly domestic national advertising, partially offset by higher revenue associated with digital advertising and marketing solutions. Digital Segment revenues increased 4% in the second quarter of 2014, driven by continued growth at CareerBuilder.
Operating expenses increased 11% for both the second quarter and year-to-date period. Broadcasting Segment operating expenses increased 99% in the second quarter and 105% in the first six months due to the impact of the Belo stations acquired in late 2013. On a pro forma basis, company-wide operating expenses were up 1% in the second quarter of 2014 and relatively flat in the first six months compared to the same periods in 2013. Broadcasting Segment expenses on a pro forma basis were up 3% in the second quarter of 2014 and 4% for the year-to-date period compared to the same periods last year. Publishing Segment operating expenses were down 1% in both the second quarter and year-to-date periods due to ongoing cost control and efficiency efforts. Digital Segment operating expenses increased 5% in the second quarter and 4% year-to-date as CareerBuilder continued to invest in its sales staff expansion as well as technology support for its human capital software solutions . A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 24.
Non-operating income increased from an expense of $36.5 million for the second quarter of 2013 and $65.7 million for the year-to-date period in 2013 to income of $89.4 million in the second quarter of 2014 and $7.5 million for the year-to-date period, driven primarily by an increase in equity income. Equity income in unconsolidated investees totaled $156.5 million in the second quarter of 2014 and $165.0 million for the year-to-date period, reflecting primarily the gain from the sale of Apartments.com by Classified Ventures, an equity method investee. Interest expense was $64.1 million in the second quarter and $133.8 million for the year-to-date period in 2014 compared to $36.2 million and $71.6 million in the same periods last year reflecting primarily the issuance of debt in the second half of last year to fund the Belo acquisition, partially offset by a lower average interest rate. Total average outstanding debt was $3.48 billion for the second quarter of 2014 compared to $1.48 billion last year. The weighted average interest rate on total outstanding debt was 6.88% for the second quarter of 2014 compared to 8.31% last year. For the year-to-date period total average outstanding debt was $3.58 billion in 2014 compared to $1.49 billion last year. The weighted average interest rate on total outstanding debt was 6.96% year-to-date in 2014 compared to 8.27% in the same period last year.
Our reported effective income tax rate was 33.7% for the second quarter of 2014, compared to 25.8% for the second quarter of 2013. The tax rate for the second quarter in 2014 was higher than the comparable rate in 2013 due to special items in both years. The reported effective income tax rate was 37.2% for the first six months of 2014 compared to 17.1% for the same period last year. These rates reflect special items. The year-to-date 2014 rate was negatively impacted by a $23.8 million tax charge recognized on the sale of KMOV-TV in St. Louis, MO to Meredith Corporation in February 2014. The year-to-date 2013 rate was positively impacted by a net tax benefit of $27.8 million related to resolving a multi-year federal audit settlement and the release of a significant reserve for an uncertain state tax position. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 30.
The weighted average number of diluted shares outstanding for the second quarter of 2014 decreased by 2.5 million shares from 2013. For the year-to-date period the weighted average number of diluted shares outstanding in 2014 decreased by 2.7 million shares. These declines reflect shares repurchased since the second quarter of 2013, partially offset by increases in stock option exercises related to recent increases in our stock price. See Part II, Item 2 for information on share repurchases.

Segment Results
The following is a discussion of our reported operating segment results for the second quarter and year-to-date period of 2014. Unless otherwise noted, all comparisons are to the comparable prior year period.
Broadcasting Segment Results
A summary of our Broadcasting Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$398,258	$211,962	88%	$780,526	$403,542	93%
Operating expenses:
Operating expenses, exclusive of depreciation	206,315	106,896	93%	406,840	207,865	96%
Depreciation	11,627	6,793	71%	23,324	13,547	72%
Amortization	5,885	181	***	16,106	362	***
Transformation costs	3,109	—	***	8,385	—	***
Total operating expenses	226,936	113,870	99%	454,655	221,774	***
Operating income	$171,322	$98,092	75%	$325,871	$181,768	79%
Broadcasting Segment revenues are grouped into four categories: Core (Local and National), Political, Retransmission and Other. Digital revenues are included in the Other category. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	Second Quarter
	2014	Percentage Change From 2013
	Reported	Reported	Pro Forma (a)

Core (Local & National)	$261,551	74%	(2%)
Political	16,569	***	***
Retransmission (b)	88,654	141%	67%
Other	31,484	40%	10%
Total	$398,258	88%	13%

(a) The pro forma figures are presented as if the Belo acquisition and Captivate disposition had occurred at the beginning of 2013.
(b) Reverse compensation to network affiliates is included as part of programming costs and therefore excluded from this line.

In thousands	Year-to-Date
	2014	Percentage Change From 2013
	Reported	Reported	Pro Forma (a)

Core (Local & National)	$518,923	81%	2%
Political	26,544	***	***
Retransmission (b)	176,121	***	67%
Other	58,938	48%	13%
Total	$780,526	93%	16%

(a) The pro forma figures are presented as if the Belo acquisition and Captivate disposition had occurred at the beginning of 2013.
(b) Reverse compensation to network affiliates is included as part of programming costs and therefore excluded from this line.
Reported Broadcasting Segment revenues in the second quarter of 2014 increased 88% to $398.3 million, a record high, driven primarily by the Belo acquisition, as well as substantially higher retransmission revenue and political advertising. Core advertising revenue, which consists of Local and National non-political advertising, increased 74% to $261.6 million in the second quarter of 2014. Political advertising reached $16.6 million compared to $1.9 million in the second quarter a year ago driven by some contested state and local campaigns. Retransmission revenue increased 141% to $88.7 million in the quarter resulting from renegotiated agreements, annual rate increases in existing agreements and the growing strength of our newly expanded broadcasting business. Other revenue, which includes digital revenue, increased 40% to $31.5 million in the second quarter of 2014 reflecting increasing traction from digital marketing services products. On a pro forma basis, Broadcasting Segment revenues increased 13% driven by substantially higher retransmission revenues and political advertising, partially offset by a 2% decline in core advertising revenues. Certain categories of core advertising continued to trend softer, mainly due to national core advertising revenues.
For the year-to-date period, Broadcasting Segment revenues increased 93% to $780.5 million driven primarily by the expanded television portfolio, higher advertising demand associated with the Winter Olympic Games which impacted results in the first quarter of 2014, and substantial increases in retransmission revenues and political spending.
Based on current trends, we expect the percentage increase in total television revenues for the third quarter of 2014 to be in the high nineties compared to the third quarter of 2013. On a pro forma basis, the percentage increase in total television revenues in the third quarter of 2014 is projected to be in the high teens compared to the third quarter of 2013.
Broadcasting Segment operating expenses for the second quarter of 2014 increased 99% to $226.9 million primarily due to the Belo acquisition as well as higher investments in digital initiatives and reverse network compensation. On a pro forma basis, Broadcasting Segment operating expenses increased 3% in the second quarter of 2014 and increased 4% year-to-date. Operating income in the second quarter of 2014 increased 75% to $171.3 million compared to last year and increased 30% on a pro forma basis. Operating income in the first six months of 2014 increased 79% to $325.9 million compared to last year and 37% on a pro forma basis.
Publishing Segment Results
A summary of our Publishing Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$867,365	$904,231	(4%)	$1,709,428	$1,775,464	(4%)
Operating expenses:
Operating expenses, exclusive of depreciation	761,003	787,624	(3%)	1,523,487	1,566,484	(3%)
Depreciation	23,476	22,776	3%	46,736	46,001	2%
Amortization	3,981	4,141	(4%)	7,768	8,367	(7%)
Facility consolidation and asset impairment charges	25,666	4,498	***	35,210	9,283	***
Total operating expenses	814,126	819,039	(1%)	1,613,201	1,630,135	(1%)
Operating income	$53,239	$85,192	(38%)	$96,227	$145,329	(34%)
Publishing Segment revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 61% of total Publishing Segment revenues for the second quarter of 2014 and 60% for the first six months of 2014. Circulation sales accounted for 32% of total Publishing Segment revenues for the second quarter of 2014 and 33% for the first six months of 2014. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related Internet websites, mobile and tablet applications. The table below presents the main components of Publishing Segment revenues:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Advertising	$530,183	$562,476	(6%)	$1,031,483	$1,088,975	(5%)
Circulation	277,851	279,655	(1%)	559,927	565,627	(1%)
All other	59,331	62,100	(4%)	118,018	120,862	(2%)
Total Publishing Segment revenues	$867,365	$904,231	(4%)	$1,709,428	$1,775,464	(4%)

Publishing Segment revenues were down 4% both in the second quarter and year-to-date reflecting continued pressure on advertising demand, particularly domestic national advertising, partially offset by higher revenue associated with digital advertising and marketing solutions.
The table below presents the principal categories of advertising revenues for the Publishing Segment:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Retail	$282,566	$292,418	(3%)	$535,552	$562,036	(5%)
National	78,894	94,309	(16%)	162,596	179,827	(10%)
Classified	168,723	175,749	(4%)	333,335	347,112	(4%)
Total Publishing Segment advertising revenues	$530,183	$562,476	(6%)	$1,031,483	$1,088,975	(5%)
The percentage changes within the advertising revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, and presented as if the Apartments.com sale occurred at the beginning of 2013, are as follows:

	Second Quarter			Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Retail	(5%)	—%	(3%)	(6%)	(2%)	(5%)
National	(19%)	9%	(16%)	(11%)	(4%)	(10%)
Classified	(5%)	(2%)	(2%)	(6%)	(3%)	(3%)
Total Publishing Segment advertising revenues	(7%)	—%	(5%)	(7%)	(3%)	(5%)
Total advertising in the Publishing Segment year over year comparisons were lower both in the second quarter and year-to-date due to ongoing pressure on advertising demand, particularly domestic national advertising, partially offset by higher revenue associated with digital advertising and marketing solutions. Pro forma advertising revenues were 5% lower. On the same basis, retail and classified comparisons in the second quarter were better than first quarter year-over-year comparisons. Excluding national advertising, advertising revenue comparisons improved sequentially. Advertising revenue at Newsquest was virtually flat, in pounds, as national advertising was 9% higher and retail advertising was unchanged. Year-over-year comparisons, in pounds, for all the major advertising categories improved relative to first quarter comparisons. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars increased 10% for the second quarter of 2014 and 8% for the year-to-date period.
Overall percentage changes within the classified revenue categories for U.S. Publishing, Newsquest, total Publishing Segment, and presented as if the Apartments.com sale occurred at the beginning of 2013, are as follows:

	Second Quarter			Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Automotive	(4%)	(6%)	(3%)	(3%)	(5%)	(2%)
Employment	(6%)	9%	1%	(7%)	7%	0%
Real Estate	(5%)	(9%)	(3%)	(5%)	(10%)	(4%)
Legal	(4%)	—%	(4%)	(5%)	—%	(5%)
Other	(8%)	(4%)	(4%)	(9%)	(6%)	(6%)
Total Publishing Segment classified revenue	(5%)	(2%)	(2%)	(6%)	(3%)	(3%)
Total circulation revenues of $277.9 million in the second quarter of 2014 and $559.9 million year-to-date both declined 1% from the same periods last year. Circulation revenue for our local domestic publishing business was 2% lower in the second quarter of 2014, an improvement over the first quarter of 2014, reflecting the favorable impact of integrating USA TODAY content into our local newspaper sites. Home delivery circulation revenue at our local domestic publishing operations was up in the quarter. Circulation revenue at USA TODAY was slightly lower in the second quarter of 2014. In the U.K., circulation revenues in local currency were 2% higher in the second quarter of 2014 reflecting the fifth consecutive quarter of circulation growth due to the positive impact of cover price increases.
Commercial printing and other publishing revenue was down 4% for the quarter and down 2% year-to-date reflecting the sale of a commercial print business in Minneapolis and a decrease in U.K. commercial printing revenues.
Digital revenues associated with the Publishing Segment increased 7% for the second quarter. Digital revenues at USA TODAY and its associated businesses were up 14% for the second quarter of 2014, fueled by increased user engagement across all digital platforms. Digital revenues for our local domestic publishing business increased 4% for the second quarter. These increases reflect the impact of our strategic successes in providing digital advertising and marketing solutions. Digital revenues in the U.K. were 25% higher for the quarter in local currency.
For the year-to-date period, digital revenues associated with the Publishing Segment increased 7%. Digital revenues at USA TODAY and its associated businesses were up 25% year-to-date. Digital revenues for our local domestic publishing business increased 3% year-to-date. Digital revenues in the U.K. were 21% higher for the year-to-date period in local currency.
Publishing Segment operating expenses decreased 1% in the quarter to $814.1 million compared to $819.0 million last year. This decrease was primarily due to continued cost efficiency efforts and circulation volume declines. Newsprint expense was 7% lower in the quarter due primarily to declines in consumption. Year-to-date comparisons were similar to quarterly comparisons. Publishing Segment operating expenses decreased 1% for the year-to-date period to $1.61 billion from $1.63 billion last year. Newsprint expense decreased 7% for the year-to-date period.
Publishing Segment operating income was $53.2 million in the quarter compared to $85.2 million last year, a decrease of 38%. For the year-to-date period, Publishing Segment operating income was $96.2 million compared to $145.3 million last year. Publishing Segment operating income for the quarter and year-to-date periods for both 2014 and 2013 were impacted by special items. Comparisons removing the impact of these special items are discussed in the “Results from Operations - Non-GAAP and Pro Forma Information” below.
Digital Segment Results
The Digital Segment includes results for stand-alone digital subsidiaries including CareerBuilder, PointRoll, and Shoplocal. The largest of these subsidiaries, CareerBuilder, has been expanding both through internal growth and acquisitions. On April 1, 2014, CareerBuilder announced the acquisition of Broadbean, a leader in online recruitment software that enables job distribution, candidate sourcing and big data analytics for employers. The Broadbean acquisition, when combined with the addition of Economic Modeling Specialists Intl. in 2012, represents the next step in CareerBuilder’s transformation, positioning it as a leading company in the rapidly growing software-as-a-service market for talent management solutions. Many of our other digital offerings are tightly integrated within our existing publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of the Publishing and Broadcasting Segments.
A summary of our Digital Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$194,381	$186,506	4%	$374,116	$361,428	4%
Operating expenses:
Operating expenses, exclusive of depreciation	149,083	141,846	5%	296,706	284,057	4%
Depreciation	4,998	4,337	15%	9,551	8,723	9%
Amortization	4,605	5,046	(9%)	8,340	9,767	(15%)
Total operating expenses	158,686	151,229	5%	314,597	302,547	4%
Operating income	$35,695	$35,277	1%	$59,519	$58,881	1%
Digital Segment operating revenues increased 4% to $194.4 million in the second quarter of 2014 compared to $186.5 million in 2013. CareerBuilder revenues were up 6% for the quarter and 5% year-to-date, driven by accelerating sales of human capital software solutions as well as their recent acquisition of Broadbean.
Digital Segment operating expenses increased 5% to $158.7 million in the second quarter of 2014 and 4% year-to-date, reflecting investments by CareerBuilder in sales staff and technology development. As a result, Digital Segment operating income for the quarter was $35.7 million and $59.5 million for the year-to-date period, an increase of 1% over the comparable 2013 periods.

Corporate Expense
Corporate expense in the second quarter of 2014 increased 13% to $17.8 million. Corporate expense for the year-to-date period increased 10% to $35.1 million compared to $32.0 million last year. These increases were driven by strategic initiative spending.
Results from Operations - Non-GAAP and Pro Forma Information
Presentation of Non-GAAP information
We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read together with financial information presented on a GAAP basis.
We discuss in this report non-GAAP financial performance measures that exclude from its reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, non-cash asset impairment charges, certain gains and expenses recognized in non-operating categories and certain credits and charges to our income tax provision.
We believe that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. Workforce restructuring and transformation expenses primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions. Workforce restructuring expenses include payroll and related benefit costs. It also includes charges related to our partial withdrawal from certain multi-employer pension plans. Transformation costs include incremental expenses incurred by us to execute on our transformation and growth plan, including those related to our recently completed Belo acquisition and incremental expenses associated with optimizing our real estate portfolio. Transformation costs also include amortization of acquired advertising contracts. In connection with the acquisition of Belo, we recognized intangible assets for Belo’s advertising contracts. Unlike most intangible assets which have useful lives of several years, these specific intangible assets had a benefit period and related amortization period that was less than three months from the date of acquisition. Asset impairment charges reflect non-cash charges to reduce the book value of certain intangible assets to their respective fair value, as our projections for the business underlying the related asset had declined. In the second quarter of 2014, special items were recorded in other non-operating items primarily related to the pre-tax gain of $148 million related to the Classified Ventures sale of its Apartments.com business. We own a minority stake in Classified Ventures. This gain is reflected in the line Equity income in unconsolidated investees, net. Other non-operating items for 2014 included special charges primarily related to the early retirement of our 9.375% notes due in 2017. The charges included a call premium paid as well as the write off of unamortized debt issuance costs and original issue discount. Other non-operating items in for 2013 included Belo acquisition related expenses and a currency loss related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating. The income tax provision for 2014 year-to-date reflects a charge related to the sale of our interest in television station KMOV‑TV in St. Louis, MO, in February 2014. The income tax provision for 2013 year-to-date included special credits related to reserve releases as a result of federal exam resolution.
We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income attributable to Gannett before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income, (5) other non-operating items, (6) workforce restructuring, (7) transformation costs, (8) asset impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income attributable to Gannett.
We use non-GAAP financial performance measures for purposes of evaluating business unit and consolidated company performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our businesses. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.

Discussion of special charges and credits affecting reported results

Our results for 2014 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Non-cash asset impairment charges;

•	Equity income gain on the sale of Apartments.com by Classified Ventures;

•	Other non-operating item charges; and

•	Special tax charge.
Results for 2013 included the following special items:

•	Costs due to workforce restructuring;

•	Transformation costs;

•	Other non-operating item charges; and

•	Special tax benefit.

Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$1,460,004	$1,302,699	12%	$2,864,070	$2,540,434	13%
Adjusted operating expenses	1,165,810	1,073,592	9%	2,343,117	2,150,119	9%
Adjusted operating income	$294,194	$229,107	28%	$520,953	$390,315	33%

Adjusted net income attributable to Gannett Co., Inc.	$154,649	$135,124	14%	$263,073	$221,168	19%
Adjusted diluted earnings per share	$0.67	$0.58	16%	$1.13	$0.94	20%
Operating revenues totaled $1.46 billion in the second quarter of 2014, up 12% from $1.30 billion in the second quarter of 2013. The increase was due to an 88% increase in Broadcasting Segment revenue and a 4% increase in Digital Segment revenue. On a pro forma basis, had we owned the Belo television stations in the same period last year and excluding Captivate and the impact of the Apartments.com sale, total operating revenue would have increased 2%.
On a year-to-date basis, total operating revenues increased 13% to $2.86 billion from $2.54 billion in the same period last year. The increase was due to a 93% increase in Broadcasting Segment revenue and a 4% increase in Digital Segment revenue. On a pro forma basis, total operating revenue would have increased 2%.
Broadcasting Segment revenues nearly doubled year over year as a result of the Belo acquisition, higher advertising demand related to political spending, and substantial increases in retransmission revenue. On a pro forma basis, Broadcasting Segment revenues increased 13% for the quarter and 16% year-to-date, reflecting substantially higher retransmission revenue, political advertising and digital marketing services revenues.

A summary of the impact of special items on our operating expenses is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating expenses (GAAP basis)	$1,217,502	$1,099,817	11%	$2,417,574	$2,186,495	11%
Remove special items:
Workforce restructuring	(22,917)	(21,727)	5%	(26,382)	(27,093)	(3%)
Transformation costs	(12,588)	(4,498)	***	(31,888)	(9,283)	***
Asset impairment charges	(16,187)	—	***	(16,187)	—	***
As adjusted (non-GAAP basis)	$1,165,810	$1,073,592	9%	$2,343,117	$2,150,119	9%
Adjusted operating expenses increased 9% for both the second quarter of 2014 and year-to-date period primarily due to acquiring Belo. On a pro forma basis, adjusted operating expenses were down 1% in the second quarter and flat year-to-date. Lower operating expenses in the Publishing Segment reflecting reduced circulation volumes and the impact of cost control and efficiency efforts were partially offset by higher expenses in the Broadcasting and Digital Segments associated with revenue increases.
A summary of the impact of special items on operating income is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating income (GAAP basis)	$242,502	$202,882	20%	$446,496	$353,939	26%
Remove special items:
Workforce restructuring	22,917	21,727	5%	26,382	27,093	(3%)
Transformation costs	12,588	4,498	***	31,888	9,283	***
Asset impairment charges	16,187	—	***	16,187	—	***
As adjusted (non-GAAP basis)	$294,194	$229,107	28%	$520,953	$390,315	33%
Adjusted operating income for the second quarter of 2014 increased 28% and 33% for the year-to-date period reflecting higher Broadcasting Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income. Adjusted Broadcasting Segment operating income increased 80% to $176.7 million for the quarter and 88% to $341.0 million for the year-to-date period due primarily to the Belo acquisition in addition to substantially higher retransmission and political advertising revenues. The 2014 year-to-date period benefited from $41.3 million in advertising associated with the Winter Olympic Games. Adjusted Digital Segment operating income was $35.7 million for the quarter and $59.5 million for the year-to-date period as solid revenue growth at CareerBuilder was partially offset by both investments by CareerBuilder in its sales staff expansion as well as technology support for its human capital software solutions and costs associated with PointRoll’s strategic pivot into more integrated solutions for their clients. Adjusted Publishing Segment operating income was down 11% for the quarter and down 14% for the year-to-date period reflecting continued pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions and continued cost efficiency efforts.

A summary of the impact of special items on non-operating income (expense), net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands, except share data	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Total non-operating income (expense) (GAAP basis)	$89,410	$(36,541)	***	$7,505	$(65,735)	***
Remove special items:
Non-operating items (a)	(143,510)	9,479	***	(123,110)	13,207	***
As adjusted (non-GAAP basis)	$(54,100)	$(27,062)	***	$(115,605)	$(52,528)	***

Net income attributable to Gannett Co., Inc. (GAAP basis)	$208,467	$113,620	83%	$267,626	$218,185	23%
Remove special items (net of tax):
Workforce restructuring	14,317	13,127	9%	16,582	16,393	1%
Transformation costs	7,688	2,698	***	18,788	5,583	***
Asset impairment charges	15,387	—	***	15,387	—	***
Non-operating items (a)	(91,210)	5,679	***	(79,110)	8,807	***
Special tax charges (benefits)	—	—	***	23,800	(27,800)	***
As adjusted (non-GAAP basis)	$154,649	$135,124	14%	$263,073	$221,168	19%

Diluted earnings per share (GAAP basis)	$0.90	$0.48	88%	$1.15	$0.93	24%
Remove special items (net of tax):
Workforce restructuring	0.06	0.06	—%	0.07	0.07	—%
Transformation costs	0.03	0.01	***	0.08	0.02	***
Asset impairment charges	0.07	—	***	0.07	—	***
Non-operating items (a)	(0.39)	0.02	***	(0.34)	0.04	***
Special tax charges (benefits)	—	—	***	0.10	(0.12)	***
As adjusted (non-GAAP basis) (b)	$0.67	$0.58	16%	$1.13	$0.94	20%

(a)  2014 second quarter and year-to-date period include an equity income gain on the sale of Apartments.com by Classified Ventures ($148 million pre-tax gain, $89 million after-tax gain or $0.38 per diluted share).

(b) Total per share amount may not sum due to rounding.
As adjusted net income attributable to Gannett for the quarter increased 14% and 19% for the year-to-date period. As adjusted diluted earnings per share increased 16% for the second quarter and 20% for the year-to-date period. These increases were due to higher Broadcasting Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$208,467	$113,620	83%	$267,626	$218,185	23%
Net income attributable to noncontrolling interests	17,445	13,121	33%	27,875	25,019	11%
Provision for income taxes	106,000	39,600	***	158,500	45,000	***
Interest expense	64,148	36,174	77%	133,796	71,579	87%
Equity income in unconsolidated investees, net	(156,540)	(9,424)	***	(165,031)	(17,218)	***
Other non-operating items	2,982	9,791	(70%)	23,730	11,374	***
Operating income (GAAP basis)	242,502	202,882	20%	446,496	353,939	26%
Workforce restructuring	22,917	21,727	5%	26,382	27,093	(3%)
Transformation costs	12,588	4,498	***	31,888	9,283	***
Asset impairment charges	16,187	—	***	16,187	—	***
Adjusted operating income (non-GAAP basis)	294,194	229,107	28%	520,953	390,315	33%
Depreciation	44,850	38,467	17%	89,614	77,393	16%
Adjusted amortization (non-GAAP basis)	14,471	9,368	54%	27,734	18,496	50%
Adjusted EBITDA (non-GAAP basis)	$353,515	$276,942	28%	$638,301	$486,204	31%

Our adjusted EBITDA increased $76.6 million for the quarter and $152.1 million for the year-to-date period. More than half of our adjusted EBITDA relates to the recently expanded Broadcasting Segment for both the quarter and year-to-periods.
Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Broadcasting Segment is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Broadcasting Segment operating expenses (GAAP basis)	$226,936	$113,870	99%	$454,655	$221,774	***
Remove special items:
Workforce Restructuring	(2,220)	—	***	(2,220)	—	***
Transformation costs	(3,109)	—	***	(12,865)	—	***
As adjusted (non-GAAP basis)	$221,607	$113,870	95%	$439,570	$221,774	98%

Broadcasting Segment operating income (GAAP basis)	$171,322	$98,092	75%	$325,871	$181,768	79%
Remove special items:
Workforce Restructuring	2,220	—	***	2,220	—	***
Transformation costs	3,109	—	***	12,865	—	***
As adjusted (non-GAAP basis)	$176,651	$98,092	80%	$340,956	$181,768	88%
Adjusted Broadcasting Segment operating expenses increased 95% for the second quarter and 98% for the year-to-date period mainly due to the Belo acquisition. Adjusted expenses on a pro forma basis increased 3% for the second quarter and 4% year-to-date reflecting higher costs related to increased revenues, higher investments in digital initiatives and reverse network compensation.
Adjusted operating income for the Broadcasting Segment was $176.7 million for the second quarter of 2014, an increase of 80% and was $341.0 million for the year-to-date period, an increase of 88%. Adjusted operating income on a pro forma basis increased 30% reflecting substantial increases in both retransmission and political revenues. Adjusted operating income on a pro forma basis increased 37% for the year-to-date period reflecting advertising gains related to the Winter Olympics and significant increases in both retransmission and political revenues.
Publishing Segment - Non-GAAP
A summary of the impact of special items on the Publishing Segment is presented below:

In thousands	Second Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Publishing Segment operating expenses (GAAP basis)	$814,126	$819,039	(1%)	$1,613,201	$1,630,135	(1%)
Remove special items:
Workforce restructuring	(20,697)	(21,727)	(5%)	(24,162)	(27,093)	(11%)
Transformation costs	(9,479)	(4,498)	***	(19,023)	(9,283)	***
Asset impairment charges	(16,187)	—	***	(16,187)	—	***
As adjusted (non-GAAP basis)	$767,763	$792,814	(3%)	$1,553,829	$1,593,759	(3%)

Publishing Segment operating income (GAAP basis)	$53,239	$85,192	(38%)	$96,227	$145,329	(34%)
Remove special items:
Workforce restructuring	20,697	21,727	(5%)	24,162	27,093	(11%)
Transformation costs	9,479	4,498	***	19,023	9,283	***
Asset impairment charges	16,187	—	***	16,187	—	***
As adjusted (non-GAAP basis)	$99,602	$111,417	(11%)	$155,599	$181,705	(14%)
Publishing Segment adjusted operating expenses decreased by 3% for both the second quarter of 2014 and the year-to-date period. Second quarter and year-to-date comparisons reflect lower circulation volumes and continued cost efficiency efforts.
Adjusted operating income for the Publishing Segment was $99.6 million for the second quarter of 2014 a decrease of 11% compared to the same period last year. The decrease reflects lower Publishing Segment revenues partially offset by lower circulation volume driven expense declines as well as cost control and efficiency efforts. For the year-to-date period, Publishing Segment operating income was $155.6 million, a decrease of 14%. On a pro forma basis, which excludes the impact of the Apartments.com sale, Publishing Segment operating income decreased 8% for the second quarter of 2014 and decreased 13% for the year-to-date period.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	Second Quarter		Year-to-Date
	2014	2013	2014	2013

Income before income taxes as reported	$331,912	$166,341	$454,001	$288,204
Net income attributable to noncontrolling interests	(17,445)	(13,121)	(27,875)	(25,019)
Gannett pretax income (GAAP basis)	314,467	153,220	426,126	263,185
Remove special items:
Workforce restructuring	22,917	21,727	26,382	27,093
Transformation costs	12,588	4,498	31,888	9,283
Asset impairment	16,187	—	16,187	—
Non-operating items	(143,510)	9,479	(123,110)	13,207
As adjusted (non-GAAP basis)	$222,649	$188,924	$377,473	$312,768

Provision for income taxes as reported (GAAP basis)	$106,000	$39,600	$158,500	$45,000
Remove special items:
Workforce restructuring	8,600	8,600	9,800	10,700
Transformation costs	4,900	1,800	13,100	3,700
Asset impairment	800	—	800	—
Non-operating items	(52,300)	3,800	(44,000)	4,400
Special tax (charge)/benefit	—	—	(23,800)	27,800
As adjusted (non-GAAP basis)	$68,000	$53,800	$114,400	$91,600

Effective tax rate (GAAP basis)	33.7%	25.8%	37.2%	17.1%
As adjusted effective tax rate (non-GAAP basis)	30.5%	28.5%	30.3%	29.3%
The adjusted tax rate for the second quarter of 2014 was 30.5% compared to 28.5% for the comparable period last year. The adjusted tax rate for year-to-date period in 2014 was 30.3% compared to 29.3% for the comparable period last year. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Presentation of Pro Forma Information
Pro forma information is presented on the basis as if the Belo acquisition, the Captivate disposition and the Apartments.com sale had occurred at the beginning of 2013. This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of 2013. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired and the alignment of accounting policies. The pro forma adjustments include reductions to revenues and expenses for the former Belo stations in Phoenix, AZ and St. Louis, MO. Certain of our subsidiaries and Sander Media, a holding company that has a station-operation agreement with us, agreed to sell these stations upon receiving government approval. KMOV-TV, the television station in St. Louis, was sold in February 2014 and the two television stations in Phoenix were sold in June 2014. Pro forma adjustments also include reductions to revenues and expenses for Captivate since we sold our controlling interest in Captivate in the third quarter of 2013. Pro forma adjustments for company-wide revenue and expenses include reductions related to the second quarter 2014 Apartments.com sale.

Reconciliations of our Broadcasting Segment and company-wide revenues and expenses on an as reported basis to a pro forma basis for the second quarter and for the year-to-date period in 2013 are below:

In thousands	Second Quarter 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$150,737	$137,451	$—	$(21,396)	$266,792
Political	1,886	1,154	—	(243)	2,797
Retransmission	36,820	18,811	—	(2,428)	53,203
Other	22,519	16,091	—	(10,056)	28,554
Total broadcasting revenue	211,962	173,507	—	(34,123)	351,346
Broadcasting expenses	113,870	124,521	—	(23,350)	215,041
Broadcasting operating income	$98,092	$48,986	$—	$(10,773)	$136,305

Company-wide operating revenue	$1,302,699	$173,507	$—	$(37,859)	$1,438,347
Company-wide operating expenses	1,099,817	124,521	(26,225)	(24,437)	1,173,676
Company-wide operating income	$202,882	$48,986	$26,225	$(13,422)	$264,671

(a) See reconciliation of special items beginning on page 24.
(b) The pro forma adjustments include reductions to revenue for the former Belo stations in Phoenix, AZ and St. Louis, MO totaling $27 million and reductions to expenses totaling $21 million. Pro forma adjustments also include reductions to revenue for Captivate that totaled $7 million and reductions to expenses that totaled $6 million. The pro forma adjustment for Broadcasting expenses reflects the addition of $6 million of amortization for definite-lived intangible assets as if the Belo acquisition had occurred on the first day of 2013. In addition, the pro forma adjustment for Broadcasting expenses removes $3 million of merger costs incurred by Belo. Pro forma adjustments for company-wide revenue also include reductions for Apartments.com that totaled $4 million and reductions to company-wide expenses of $1 million.

In thousands	Year-to-Date 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$287,351	$263,111	$—	$(41,997)	$508,465
Political	3,527	1,793	—	(644)	4,676
Retransmission	72,942	37,696	—	(4,879)	105,759
Other	39,722	31,245	—	(19,002)	51,965
Total broadcasting revenue	403,542	333,845	—	(66,522)	670,865
Broadcasting expenses	221,774	244,658	—	(43,855)	422,577
Broadcasting operating income	$181,768	$89,187	$—	$(22,667)	$248,288

Company-wide operating revenue	$2,540,434	$333,845	$—	$(73,916)	$2,800,363
Company-wide operating expenses	2,186,495	244,658	(36,376)	(46,028)	2,348,749
Company-wide operating income	$353,939	$89,187	$36,376	$(27,888)	$451,614

(a) See reconciliation of special items beginning on page 24.
(b) The pro forma adjustments include reductions to revenues for the former Belo stations in Phoenix, AZ and St. Louis, MO totaling $53 million and reductions to expenses totaling $41 million. Pro forma adjustments also include reductions to revenues for Captivate that totaled $13 million and expenses that totaled $12 million. The pro forma adjustment for Broadcasting expenses reflects the addition of $12 million of amortization for definite-lived intangible assets as if the Belo acquisition had occurred on the first day of 2013. In addition, the pro forma adjustment for Broadcasting expenses removes $3 million of merger costs incurred by Belo. Pro forma adjustments for company-wide revenue also include reductions for Apartments.com that totaled $7 million and reductions to company-wide expenses of $2 million.

Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Broadcasting Segment Revenues and Expenses - Broadcasting Segment revenues will increase substantially throughout 2014 due to the expanded broadcasting portfolio, a substantial increase in political advertising, higher retransmission revenue and digital revenue growth. Broadcasting Segment expenses will increase with the expanded portfolio as well as from increases in reverse network compensation and investments in digital initiatives. Based on current trends and including results for the former Belo stations, we expect the increase in total television revenues for the third quarter of 2014 on a percentage basis to be in the high nineties compared to the third quarter of 2013. On a pro forma basis, the percentage increase in total television revenues in the third quarter of 2014 is projected to be up in the high teens compared to the third quarter of 2013.

•
Classified Ventures Apartments.com Sale - On April, 1, 2014, Classified Ventures, LLC completed the sale of Apartments.com for $585 million to CoStar Group Inc. Our portion of the purchase price of Apartments.com was approximately $155 million reflecting our 26.9% ownership interest in Classified Ventures. Taxes associated with the sale will be approximately $43 million. The sale of Apartments.com will have a slight impact on our Publishing Segment going forward. We expect revenues to be reduced by $8 million and operating income to be lower by $6 million through the last six months of 2014, with expected third quarter operating income to be lower by $3 million. Our equity income will be reduced by approximately $4 million for the last six months of 2014 as a result of the sale of Apartments.com.

•
Interest Expense - We expect our interest expense to be up significantly in the third quarter 2014, reflecting the full year impact of debt issued in the second half of 2013 to acquire Belo. This increase will be partially offset by the early redemption of our 9.375% notes due in 2017 in March of 2014. The early redemption of these notes will save us approximately $12 million in interest expense for the last six months of 2014.

•	Income Taxes - For the full year 2014, we are expecting our non-GAAP tax rate to be 31%-32%.

•
Foreign Currency - Our U.K. publishing operations are conducted through its Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in the exchange rate will improve Newsquest revenue and earnings contributions to consolidated results. A weakening of the rate will have a negative impact. Newsquest results for 2013 were translated from the British pound sterling to U.S. dollars at an average rate of 1.55. By comparison, Newsquest results for the first six months of 2014 were translated into U.S. dollars at an average rate of 1.67.

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
In February 2012, we announced a new capital allocation plan, which aims to return $1.3 billion to shareholders by 2015. This plan included raising our dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, we announced that the existing share buyback program was replaced with a new $300 million authorization that is expected to be used over the two year period following its announcement. As of June 29, 2014, we had $148.9 million of shares that may be purchased in the future under this authorization. Our existing dividend program remains unchanged.
On June 29, 2014, we had unused borrowing capacity of $1.27 billion under our Amended and Restated Credit Agreement that expires in August 2018. At the end of the second quarter of 2014, our total long-term debt was $3.45 billion and our leverage ratio was 2.52x, substantially below the maximum leverage ratio covenant permitted by our Amended and Restated Credit Agreement of 4.0x. Cash and cash equivalents at the end of the second quarter totaled $430.7 million. The fair value of our long-term debt, based on the bid and ask quotes for the related debt, totaled $3.68 billion at June 29, 2014.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”

Cash Flows
Our net cash flow from operating activities was $354.9 million for the first six months of 2014, compared to $223.9 million for the first six months of 2013. The increase in net cash flow from operating activities resulted principally from incremental cash flow from the new Gannett television stations we acquired from Belo in late 2013.
Cash flows from investing activities totaled $45.8 million for the first six months of 2014, compared to cash outflow of $33.5 million for the same period in 2013 or a difference of $79.3 million. We received a $154.6 million cash distribution from Classified Ventures related to its sale of Apartments.com as a return of investment which was offset by payments for acquisitions made in the first half of the year including CareerBuilder’s acquisition of Broadbean. Year-to-date 2014 payments for acquisitions also reflect the cash spent by us to acquire KMOV-TV, KASW-TV and KTVK-TV television station assets that we did not already own. We purchased those assets pursuant to an option agreement we had with the former owner. These assets and other KMOV-TV, KASW-TV and KTVK-TV assets we already owned were immediately sold to Meredith Corporation. Meredith purchased the assets for $407.5 million. The majority of this amount was held in escrow at the end of the second quarter. We used a portion of the proceeds in a tax efficient structure to pay for the acquisition of six London Broadcasting Company television stations from SunTX Capital Partners, which closed early in our third quarter.
Cash outflows from financing activities totaled $439.6 million for the first six months of 2014, compared to $202.9 million for the first six months of 2013. The increase in cash outflows from financing activities was mainly due to our early repayment of the 9.375% notes due in 2017 with a then aggregate principal balance of $250.0 million.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $307.1 million for the quarter ended June 29, 2014 and $456.0 million for the year-to-date period. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	Second Quarter		Year-to-Date
	2014	2013	2014	2013

Net cash flow from operating activities	$188,937	$187,658	$354,939	$223,941
Purchase of property, plant and equipment	(35,054)	(32,801)	(56,905)	(48,898)
Voluntary pension employer contributions	—	—	—	15,507
Tax benefit for voluntary pension employer contributions	—	—	—	(6,125)
Payments for investments	(4,318)	(1,378)	(5,318)	(2,379)
Proceeds from investments	157,556	19,305	163,315	29,365
Free cash flow	$307,121	$172,784	$456,031	$211,411
Our free cash flow for the second quarter of 2014 was substantially higher than the second quarter of 2013. The increase was due to incremental cash flow from our new television stations acquired in late 2013 and a $154.6 million cash distribution received from Classified Ventures related to its sale of Apartments.com.
The increase in the net cash flow from operating activities for the first six months of 2014 reflects the incremental cash flow from our new television stations acquired in late 2013. Other contributing factors include a cash distribution received from our investment in Classified Ventures, lower tax cash payments and lower pension contributions in the first six months of 2014 compared to the same period in 2013.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. We are exposed to foreign exchange rate risk primarily due to our operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the second quarter of 2014 would have increased or decreased approximately 1%.
At the end of the second quarter of 2014, we had $176.1 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of less than $1 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $3.68 billion at June 29, 2014 and $3.93 billion at December 29, 2013.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of June 29, 2014, to ensure that information required to be disclosed in the reports that the we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments with respect to our potential liability for environmental matters previously reported in our 2013 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

3/31/14 – 5/4/14	455,384	$27.17	455,384	$174,435,650
5/5/14 – 6/1/14	589,555	$27.37	589,555	$158,300,403
6/2/14 – 6/29/14	327,000	$28.65	327,000	$148,931,803
Total 2nd Quarter 2014	1,371,939	$27.61	1,371,939	$148,931,803
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

Date: July 30, 2014	GANNETT CO., INC.

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

10-1
Increased Facility Activation Notice, dated May 5, 2014, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among Gannett Co., Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 29, 2014 and December 29, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended June 29, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and year-to-date periods ended June 29, 2014 and June 30, 2013, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 29, 2014 and June 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.