Form 10-Q
period 2014-09-28
GANNETT CO INC /DE/
filed 2014-11-05
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of September 28, 2014 was 225,830,862.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Sept. 28, 2014	Dec. 29, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,374,515	$469,203
Trade receivables, less allowance for doubtful accounts (2014 - $19,702; 2013 - $15,275)	768,653	834,052
Other receivables	32,495	28,592
Inventories	52,100	49,950
Deferred income taxes	19,634	21,245
Assets held for sale	54,458	395,851
Prepaid expenses and other current assets	142,156	124,592
Total current assets	2,444,011	1,923,485
Property, plant and equipment
Cost	4,005,593	4,007,879
Less accumulated depreciation	(2,391,103)	(2,338,247)
Net property, plant and equipment	1,614,490	1,669,632
Intangible and other assets
Goodwill	3,836,940	3,790,472
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,573,045	1,477,231
Deferred income taxes	59,722	—
Investments and other assets	388,852	379,886
Total intangible and other assets	5,858,559	5,647,589
Total assets (a)	$9,917,060	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Sept. 28, 2014	Dec. 29, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$241,830	$215,300
Accrued expenses	473,313	499,162
Dividends payable	45,313	45,645
Income taxes	126,212	17,791
Deferred income	230,580	223,404
Current portion of long-term debt	5,890	5,890
Total current liabilities	1,123,138	1,007,192
Noncurrent liabilities
Income taxes	53,708	49,748
Deferred income taxes	650,408	587,904
Long-term debt	4,106,717	3,707,010
Post-retirement medical and life insurance liabilities	84,991	129,078
Pension liabilities	488,754	632,195
Other noncurrent liabilities	213,039	218,168
Total noncurrent liabilities	5,597,617	5,324,103
Total liabilities (a)	6,720,755	6,331,295

Redeemable noncontrolling interests	18,470	14,618

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	564,873	552,368
Retained earnings	7,971,532	7,720,903
Accumulated other comprehensive loss	(463,354)	(494,055)
	8,397,470	8,103,635
Less treasury stock, at cost (2014 - 98,587,770 shares; 2013 - 96,849,744 shares)	(5,462,103)	(5,410,537)
Total Gannett Co., Inc. shareholders’ equity	2,935,367	2,693,098
Noncontrolling interests	242,468	201,695
Total equity	3,177,835	2,894,793
Total liabilities and equity	$9,917,060	$9,240,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of September 28, 2014 include total assets of $60.4 million of variable interest entities (VIEs) and our consolidated assets as of December 29, 2013 include total assets of $44.7 million of VIEs. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of September 28, 2014 include total liabilities of $2.1 million of the VIEs and our consolidated liabilities as of December 29, 2013 include total liabilities of $2.7 million of the VIEs. The VIEs’ creditors have no recourse to us regarding these liabilities. See further description in Note 1 - Basis of presentation and summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net Operating Revenues:
Broadcasting	$416,509	$203,364	$1,197,035	$606,906
Publishing advertising	494,899	520,189	1,526,382	1,609,164
Publishing circulation	276,829	274,999	836,756	840,626
All other Publishing	55,098	62,891	173,116	183,753
Digital	199,802	191,447	573,918	552,875
Total	1,443,137	1,252,890	4,307,207	3,793,324

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	757,301	713,369	2,300,460	2,159,962
Selling, general and administrative expenses, exclusive of depreciation	347,123	315,677	1,056,115	950,407
Depreciation	46,681	38,195	136,295	115,588
Amortization of intangible assets	14,894	8,071	47,108	26,567
Facility consolidation and asset impairment charges	6,621	5,880	50,216	15,163
Total	1,172,620	1,081,192	3,590,194	3,267,687
Operating income	270,517	171,698	717,013	525,637

Non-operating (expense) income:
Equity income in unconsolidated investees, net	1,756	11,711	166,787	28,929
Interest expense	(65,931)	(41,628)	(199,727)	(113,207)
Other non-operating items	(17,450)	(17,580)	(41,180)	(28,954)
Total	(81,625)	(47,497)	(74,120)	(113,232)

Income before income taxes	188,892	124,201	642,893	412,405
Provision for income taxes	48,900	26,700	207,400	71,700
Net income	139,992	97,501	435,493	340,705
Net income attributable to noncontrolling interests	(21,476)	(17,753)	(49,351)	(42,772)
Net income attributable to Gannett Co., Inc.	$118,516	$79,748	$386,142	$297,933

Net income per share – basic	$0.52	$0.35	$1.71	$1.30
Net income per share – diluted	$0.51	$0.34	$1.66	$1.27
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net income	$139,992	$97,501	$435,493	$340,705
Redeemable noncontrolling interests (income not available to shareholders)	(359)	(396)	(2,209)	(642)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(28,412)	30,471	(10,951)	(2,402)
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	(1,191)	(403)	(2,891)	(1,209)
Amortization of actuarial loss	11,668	16,071	34,901	48,206
Remeasurement of post-retirement benefits liability	—	—	33,907	—
Other	18,068	(18,202)	2,656	729
Pension and other post-retirement benefit items	28,545	(2,534)	68,573	47,726
Other	(4,912)	2,665	(3,851)	802
Other comprehensive income (loss), before tax	(4,779)	30,602	53,771	46,126
Income tax effect related to components of other comprehensive income	(4,945)	(1,648)	(26,921)	(17,665)
Other comprehensive income (loss), net of tax	(9,724)	28,954	26,850	28,461
Comprehensive income	129,909	126,059	460,134	368,524
Comprehensive income attributable to noncontrolling interests, net of tax	(16,205)	(20,022)	(43,291)	(42,932)
Comprehensive income attributable to Gannett Co., Inc.	$113,704	$106,037	$416,843	$325,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013

Cash flows from operating activities:
Net income	$435,493	$340,705
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	183,403	142,155
Facility consolidation and asset impairment charges	51,210	16,082
Pension contributions, net of pension expense	(100,983)	(76,251)
Equity income in unconsolidated investees, net	(166,787)	(28,929)
Stock-based compensation – equity awards	25,133	23,130
Change in other assets and liabilities, net	145,132	(67,934)
Net cash flow from operating activities	572,601	348,958
Cash flows from investing activities:
Purchase of property, plant and equipment	(91,559)	(72,668)
Payments for acquisitions, net of cash acquired	(202,724)	(17,527)
Payments for investments	(5,318)	(3,380)
Proceeds from investments	166,251	34,779
Proceeds from sale of certain assets	303,539	34,336
Net cash flow from (used for) investing activities	170,189	(24,460)
Cash flows from financing activities:
Payments of borrowings under revolving credit agreements, net	—	(205,000)
Proceeds from (payments of) unsecured floating rate term loans	(27,627)	154,800
Payments of unsecured fixed rate notes	(250,000)	—
Proceeds from unsecured fixed rate notes	666,732	591,396
Payments of debt issuance and financing costs	(10,005)	(21,838)
Dividends paid	(136,059)	(137,520)
Cost of common shares repurchased	(75,815)	(78,786)
Proceeds from issuance of common stock upon exercise of stock options	11,915	15,162
Distribution to noncontrolling interests	(877)	(218)
Deferred payments for acquisitions	(15,687)	(6,132)
Net cash from financing activities	162,577	311,864
Effect of currency exchange rate change on cash	(55)	(25)
Increase in cash and cash equivalents	905,312	636,337
Balance of cash and cash equivalents at beginning of period	469,203	175,030
Balance of cash and cash equivalents at end of period	$1,374,515	$811,367

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$112,802	$102,793
Cash paid for interest	$167,513	$85,228
Non-cash investing and financing activities:
Assets-held-for-sale proceeds	$146,428	$—
Escrow deposit disbursement related to London Broadcasting Company television stations acquisition	$(134,908)	$—
Capital expenditures	$(11,520)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
NOTE 1 – Basis of presentation and summary of significant accounting policies
Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented.

Variable Interest Entities (VIE): A variable interest entity is an entity that lacks equity investors or whose equity investors lack a controlling interest in the entity through their equity investments. We consolidate VIEs when we are the primary beneficiary. In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we are obligated to absorb losses or the right to receive returns that would significantly impact the VIE.
We have determined that the entities holding four of our television stations constitute VIEs and the various agreements that we entered into with these entities represent variable interests. Accordingly, we evaluated the arrangements to determine whether we are considered the primary beneficiary, and as a result of this evaluation, we have consolidated four stations in the Louisville, KY, Portland, OR, and Tucson, AZ, television markets since December 23, 2013.
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Sept. 28, 2014	Dec. 29, 2013

Current assets	$20,420	$4,677
Plant, property and equipment, net	9,015	8,061
Intangible and other assets	30,918	32,008
Total assets	$60,353	$44,746

Current liabilities	$6,973	$7,827
Noncurrent liabilities	30,501	34,173
Total liabilities	$37,474	$42,000

Recent accounting standards: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which supersedes the guidance in Revenue Recognition (Topic 605). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
We are required to adopt ASU 2014-09 in the first quarter of 2017 and early application is not permitted. However, we will need to retroactively apply the standard to 2015 and 2016 at the time of adoption. We can choose to apply the standard using either the full retrospective approach or a modified retrospective approach where we will recognize a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact of adopting this pronouncement and the transition method we will use.
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
NOTE 2 – Acquisitions and dispositions
On February 28, 2014, we completed the previously announced sale of KMOV-TV in St. Louis, MO, to Meredith Corporation, following regulatory approval. As a condition of the sale, Sander Media conveyed to Meredith Corporation substantially all of its assets used to operate KMOV-TV, which Sander Media acquired when the Gannett-Belo transaction closed on December 23, 2013. We conveyed certain other assets needed to provide services to KMOV-TV, which we also acquired from Belo Corp.
In March 2014, Classified Ventures, in which we owned a 26.9% interest, agreed to sell Apartments.com to CoStar Group, Inc. for $585 million.  This transaction closed on April 1, 2014. As a result of our ownership stake, we received a special $154.6 million distribution from Classified Ventures after the close of the transaction.
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
On June 19, 2014, we, together with Sander Media LLC, completed the previously announced sale of KTVK-TV and KASW-TV in Phoenix, AZ, to Meredith Corporation, following regulatory approval. As part of the sale, Sander Media conveyed to Meredith all of the assets used to operate both stations, which Sander Media acquired when the Belo transaction was completed in December 2013. We also conveyed certain other assets used to provide services to both stations, which were also acquired from the Belo transaction. At the closing, Meredith simultaneously conveyed KASW-TV to SagamoreHill of Phoenix, LLC, which, through its affiliates, owns and operates two television stations in two markets. The total sale price of the Phoenix and St. Louis stations was $407.5 million plus working capital.
On July 8, 2014, we acquired six London Broadcasting Company television stations in Texas for approximately $215.0 million in an all-cash transaction. We used proceeds of $134.9 million from the sale of the Phoenix and St. Louis stations to partially pay for these London Broadcasting Company stations via a tax efficient structure. The acquisition included KCEN (NBC) in Waco-Temple-Bryan, KYTX (CBS) in Tyler-Longview, KIII (ABC) in Corpus Christi, KBMT (ABC) and its digital sub-channel KJAC (NBC) in Beaumont-Port Arthur, KXVA (FOX) in Abilene-Sweetheart and KIDY (FOX) in San Angelo.
On August 5, 2014, we announced our plan to create two publicly traded companies: one exclusively focused on our Broadcasting and Digital businesses, and the other on our Publishing business. The planned separation of the Publishing business will be implemented through a tax-free distribution of shares of a new entity formed to hold our Publishing assets to our shareholders. We expect to complete the transaction mid-2015, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax free nature of the distribution, the effectiveness of a Form 10 registration statement to be filed with the SEC in regard to the shares of the entity formed to hold our Publishing assets, and other customary matters. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed.
On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures LLC, which owns Cars.com, for $1.8 billion. We funded the acquisition from our sale of $350.0 million aggregate principal amount of 4.875% Senior Notes due 2021 and $325.0 million aggregate principal amount of 5.500% Senior Notes due 2024, plus cash and borrowings under our revolving credit agreement.
NOTE 3 – Facility consolidation and asset impairment charges
Throughout the year we evaluated the carrying values of property, plant and equipment at certain publishing businesses as a result of our ongoing facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. Certain assets classified as held-for-sale according to Accounting Standards Codification (ASC) Topic 360 resulted in us recognizing non-cash charges in both 2014 and 2013 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets.
We recorded non-cash impairment charges to reduce the book value of goodwill and other intangible assets. We are required to test goodwill and other indefinite lived assets for impairment annually.  Our annual measurement date for testing is the first day of the fourth quarter.  However, because of softening business conditions at two of our smaller Publishing Segment reporting units, we updated our evaluations as of the beginning of the second quarter of 2014. Our testing indicated that the implied $6.2 million fair value of the goodwill was less than the recorded value.  As a result, we recognized a $15.3 million pre-tax charge to reduce the carrying value of goodwill to the implied fair value.
We recorded pre-tax charges for facility consolidations and asset impairments of $6.6 million in the third quarter and $50.2 million for the year-to-date period in 2014. For 2013, we recorded $5.9 million pre-tax charges for the third quarter and $15.2 million for the year-to-date period. We recorded a $1.0 million non-operating pre-tax charge in the second quarter of 2014 to write off certain broadcasting assets that were donated then and a $0.9 million non-operating pre-tax charge in the first quarter of 2013 to write off certain publishing assets.
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 28, 2014 and December 29, 2013:

In thousands	Sept. 28, 2014		Dec. 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,836,940	$—	$3,790,472	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,195,093	—	1,091,204	—
Mastheads and trade names	82,427	—	82,570	—
Amortizable intangible assets:
Customer relationships	300,443	200,128	290,845	177,515
Other	242,208	46,998	213,790	23,663
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.
The following table summarizes the changes in our net goodwill balance through September 28, 2014:

In thousands	Broadcasting	Publishing	Digital	Total

Balance at Dec. 29, 2013:
Goodwill	$2,543,333	$7,807,416	$755,528	$11,106,277
Accumulated impairment losses	—	(7,187,535)	(128,270)	(7,315,805)
Net balance at Dec. 29, 2013	2,543,333	619,881	627,258	3,790,472
Activity during the period:
Acquisitions and adjustments	35,769	4,578	33,396	73,743
Impairment	—	(15,310)	—	(15,310)
Foreign currency exchange rate changes	—	(2,871)	(9,094)	(11,965)
Total	35,769	(13,603)	24,302	46,468
Balance at Sept. 28, 2014:
Goodwill	2,579,102	7,775,083	779,830	11,134,015
Accumulated impairment losses	—	(7,168,805)	(128,270)	(7,297,075)
Net balance at Sept. 28, 2014	$2,579,102	$606,278	$651,560	$3,836,940
On December 23, 2013, we acquired Belo and on July 8, 2014 we acquired six London Broadcasting Company television stations. The initial purchase price allocations are preliminary based upon all information available to us at the present time and are subject to change. We continue to review underlying assumptions and valuation techniques utilized to calculate the fair value of primarily the indefinite-lived and amortizable intangible assets, property, plant and equipment, investments and deferred income taxes. Certain immaterial adjustments for the Belo acquisition have been made since the initial allocation in the fourth quarter of 2013.

NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Sept. 28, 2014	Dec. 29, 2013

Unsecured floating rate term loan due quarterly through August 2018	$131,100	$154,800
VIE unsecured floating rate term loans due quarterly through December 2018	35,343	39,270
Unsecured notes bearing fixed rate interest at 8.75% due November 2014	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 9.375% due November 2017	—	250,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	—
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	—
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,141,440	3,744,067
Other (fair market value adjustments and discounts)	(28,833)	(31,167)
Total long-term debt	4,112,607	3,712,900
Less current portion of long-term debt maturities of VIE loans	5,890	5,890
Long-term debt, net of current portion	$4,106,717	$3,707,010
For the first nine months of 2014, our long-term debt increased by $399.7 million primarily reflecting the issuance of $675.0 million of new notes in support of the Classified Ventures, LLC (owner of Cars.com) acquisition, partially offset by the early repayment of the 9.375% notes due in 2017. We redeemed the 9.375% notes by paying 104.688% of the outstanding principal amount in accordance with the original terms. The early redemption of these notes will save us approximately $19.4 million in interest expense for 2014.
On September 8, 2014, we completed the private placement of $350.0 million in aggregate principal amount of 4.875% senior unsecured notes due 2021. The 2021 Notes were priced at 98.531% of face value, resulting in a yield to maturity of 5.125%. Subject to certain exceptions, we may not redeem the 2021 Notes before September 15, 2017. On the same day, we completed the private placement of $325.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2024. The 2024 Notes were priced at 99.038% of face value, resulting in a yield to maturity of 5.625%. Subject to certain exceptions, we may not redeem the 2024 Notes before September 15, 2019. The 2021 and 2024 Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933. The 2021 and 2024 Notes are guaranteed on a senior basis by our subsidiaries that guarantee our revolving credit facility, term loan and our other outstanding notes. After quarter end, we used the net proceeds from the private placements of the 2021 and 2024 Notes plus cash and borrowings under our revolving credit facility to finance the acquisition of all of the outstanding membership interests of Classified Ventures, LLC previously owned by other parties.
On September 28, 2014, we had unused borrowing capacity of $1.27 billion under our revolving credit agreement that expires in August 2018. Immediately following the Classified Ventures acquisition on October 1, 2014, our unused borrowing capacity under our revolving credit agreement was $617.5 million.

NOTE 6 – Retirement plans
We, along with our subsidiaries, have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan (GRP) is our principal retirement plan. Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Service cost-benefits earned during the period	$1,358	$1,942	$4,066	$5,823
Interest cost on benefit obligation	42,391	35,149	127,129	105,403
Expected return on plan assets	(58,902)	(49,447)	(176,650)	(148,289)
Amortization of prior service cost	1,892	1,888	5,675	5,664
Amortization of actuarial loss	11,455	15,779	34,356	47,329
Expense (credit) for company-sponsored retirement plans	$(1,806)	$5,311	$(5,424)	$15,930
For the thirty-nine weeks ended September 28, 2014, we contributed $55.0 million to the GRP, $20.1 million to the G.B. Dealey Retirement Plan (Dealey Plan) and $10.5 million to the Newsquest Pension Scheme in the U.K. (Newsquest Plan). We assumed the Dealey Plan as part of the Belo acquisition that was completed on December 23, 2013. Based on current funding requirements, we expect no further contributions to the GRP or to the Dealey Plan for the remainder of 2014.
NOTE 7 – Post-retirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits, and retiree contributions are increased as actual benefit costs increase. Our policy is to fund benefits as claims and premiums are paid. In March 2014, we adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, we pay a stipend to certain Medicare-eligible Gannett retirees. This stipend is accessible through a Healthcare Reimbursement Account and retirees can select from a variety of plans offered through the individual Medicare marketplace. As a result of this change, we remeasured the related post-retirement benefit obligation during the first quarter of 2014, and recorded a reduction to the liability of $33.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). Post-retirement benefit costs for health care and life insurance are presented in the following table:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Service cost-benefits earned during the period	$92	$132	$278	$396
Interest cost on net benefit obligation	1,098	1,414	3,613	4,242
Amortization of prior service credit	(3,083)	(2,291)	(8,566)	(6,873)
Amortization of actuarial loss	213	292	545	877
Net periodic post-retirement benefit credit	$(1,680)	$(453)	$(4,130)	$(1,358)

NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $44.8 million as of September 28, 2014 and $46.5 million as of December 29, 2013. The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands	Unrecognized Tax Benefits

Balance at Dec. 29, 2013	$57,324
Changes in unrecognized tax benefits:
Additions based on tax positions related to the current year	5,319
Additions for tax positions of prior years	313
Reductions for tax positions of prior years	(4,314)
Reductions due to lapse of statutes of limitations	(2,759)
Balance at Sept. 28, 2014	$55,883
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest income attributable to overpayment of income tax is recognized as a component of income tax expense. We recognized a net benefit from the reversal of interest and penalty expense of $1.4 million in the third quarter of 2014 and $1.6 million during the third quarter of 2013. We recognized a net benefit from the reversal of interest and penalty expense of $3.8 million during the first nine months of 2014 and $19.0 million during the first nine months of 2013. The net interest and penalty benefits recognized in the third quarter and first nine months of 2014 and 2013 are primarily from the release of uncertain tax position reserves due to audit settlements and the lapse of the applicable statutes of limitations. The amount of net accrued interest and penalties related to uncertain tax benefits as of September 28, 2014, was approximately $7.7 million and as of December 29, 2013, was approximately $11.5 million.
We file income tax returns in the U.S. as well as various state and foreign jurisdictions. The 2011 through 2013 tax years remain subject to IRS examination. The 2010 through 2013 tax years generally remain subject to examination by state authorities, and the 2012 and 2013 tax years are subject to examination in the U.K. Tax years before 2010 remain subject to examination by certain states primarily due to the filing of amended tax returns as a result of the settlement of the IRS examination for these years and due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $6.0 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the thirty-nine week periods ended September 28, 2014 and September 29, 2013:

In thousands	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	386,142	49,351	435,493
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,209)	(2,209)
Other comprehensive income (loss)	30,701	(3,851)	26,850
Total comprehensive income	416,843	43,291	460,134
Dividends declared	(135,513)	—	(135,513)
Stock-based compensation	25,133	—	25,133
Treasury shares acquired	(75,815)	—	(75,815)
Other activity	11,621	(2,518)	9,103
Balance at Sept. 28, 2014	$2,935,367	$242,468	$3,177,835

Balance at Dec. 30, 2012	$2,350,614	$189,298	$2,539,912
Comprehensive income:
Net income	297,933	42,772	340,705
Redeemable noncontrolling interests (income not available to shareholders)	—	(642)	(642)
Other comprehensive income	27,659	802	28,461
Total comprehensive income	325,592	42,932	368,524
Dividends declared	(137,246)	—	(137,246)
Stock-based compensation	23,130	—	23,130
Treasury shares acquired	(78,786)	—	(78,786)
Other activity	13,576	(1,053)	12,523
Balance at Sept. 29, 2013	$2,496,880	$231,177	$2,728,057
In August 2012, our CareerBuilder subsidiary acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. Holders of the remaining 26% ownership interest in EMSI hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of EMSI noncontrolling interest is outside of our control, the balance is presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Jun. 29, 2014	$(903,180)	$444,638	$(458,542)
Other comprehensive income (loss) before reclassifications	16,783	(28,412)	(11,629)
Amounts reclassified from accumulated other comprehensive income (loss)	6,817	—	6,817
Other comprehensive income (loss)	23,600	(28,412)	(4,812)
Balance at Sept. 28, 2014	$(879,580)	$416,226	$(463,354)

Balance at Jun. 30, 2013	$(1,085,020)	$385,249	$(699,771)
Other comprehensive income (loss) before reclassifications	(14,016)	30,471	16,455
Amounts reclassified from accumulated other comprehensive income (loss)	9,834	—	9,834
Other comprehensive income (loss)	(4,182)	30,471	26,289
Balance at Sept. 29, 2013	$(1,089,202)	$415,720	$(673,482)

Thirty-nine Weeks:
Balance at Dec. 29, 2013	$(921,232)	$427,177	$(494,055)
Other comprehensive income (loss) before reclassifications	20,845	(10,951)	9,894
Amounts reclassified from accumulated other comprehensive income (loss)	20,807	—	20,807
Other comprehensive income (loss)	41,652	(10,951)	30,701
Balance at Sept. 28, 2014	$(879,580)	$416,226	$(463,354)

Balance at Dec. 30, 2012	$(1,119,263)	$418,122	$(701,141)
Other comprehensive income (loss) before reclassifications	561	(2,402)	(1,841)
Amounts reclassified from accumulated other comprehensive income (loss)	29,500	—	29,500
Other comprehensive income (loss)	30,061	(2,402)	27,659
Balance at Sept. 29, 2013	$(1,089,202)	$415,720	$(673,482)
Accumulated other comprehensive loss components are included in computing net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Amortization of prior service credit	$(1,191)	$(403)	$(2,891)	$(1,209)
Amortization of actuarial loss	11,668	16,071	34,901	48,206
Total reclassifications, before tax	10,477	15,668	32,010	46,997
Income tax effect	(3,660)	(5,834)	(11,203)	(17,497)
Total reclassifications, net of tax	$6,817	$9,834	$20,807	$29,500

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
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013:

In thousands	Fair Value Measurements as of Sept. 28, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$31,827	$—	$—	$31,827
Sundry investments	35,846	—	—	35,846
Total assets	$67,673	$—	$—	$67,673

Contingent consideration payable	$—	$—	$12,394	$12,394
Total liabilities	$—	$—	$12,394	$12,394

In thousands	Fair Value Measurements as of Dec. 29, 2013
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$28,117	$—	$—	$28,117
Sundry investments	34,227	—	—	34,227
Total assets	$62,344	$—	$—	$62,344

Contingent consideration payable	$—	$—	$32,267	$32,267
Total liabilities	$—	$—	$32,267	$32,267
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 10% and 30% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the thirty-nine weeks ended September 28, 2014, the contingent consideration decreased by $19.9 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.23 billion at September 28, 2014 and $3.93 billion at December 29, 2013.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Broadcasting, Publishing and Digital. The Broadcasting Segment at the end of the third quarter includes our 46 owned and serviced television stations. The Publishing Segment principally includes local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group. The Digital Segment includes CareerBuilder, Shoplocal and PointRoll.

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net Operating Revenues:
Broadcasting	$416,509	$203,364	$1,197,035	$606,906
Publishing	826,826	858,079	2,536,254	2,633,543
Digital	199,802	191,447	573,918	552,875
Total	$1,443,137	$1,252,890	$4,307,207	$3,793,324

Operating Income (net of depreciation, amortization and facility consolidation charges and asset impairment charges):
Broadcasting	$177,970	$83,810	$503,841	$265,578
Publishing	62,424	62,744	158,651	208,073
Digital	48,342	42,050	107,861	100,931
Corporate	(18,219)	(16,906)	(53,340)	(48,945)
Total	$270,517	$171,698	$717,013	$525,637

Depreciation, amortization and facility consolidation charges and asset impairment charges:
Broadcasting	$20,307	$7,059	$68,122	$20,968
Publishing	33,040	32,183	122,754	95,834
Digital	9,886	8,309	27,777	26,799
Corporate	4,963	4,595	14,966	13,717
Total	$68,196	$52,146	$233,619	$157,318

NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013

Net income attributable to Gannett Co., Inc.	$118,516	$79,748	$386,142	$297,933

Weighted average number of common shares outstanding - basic	225,761	228,587	226,374	228,940
Effect of dilutive securities:
Restricted stock	2,900	3,083	2,809	2,960
Performance share units	2,424	1,500	1,958	1,698
Stock options	1,012	1,268	1,016	1,126
Weighted average number of common shares outstanding - diluted	232,097	234,438	232,157	234,724

Net income per share - basic	$0.52	$0.35	$1.71	$1.30
Net income per share - diluted	$0.51	$0.34	$1.66	$1.27

The diluted earnings per share amounts exclude the effects of approximately 1.7 million stock options outstanding for the third quarter and year-to-date of 2014 and 6.1 million stock options outstanding for the third quarter and year-to-date of 2013, as their inclusion would be anti-dilutive.
NOTE 13 – Commitments, contingencies and other matters
We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. Management believes any liability that exists as a result of these matters is immaterial.
NOTE 14 – Subsequent events
On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures LLC, which owns Cars.com, for $1.8 billion. We funded the acquisition from our sale of $350.0 million aggregate principal amount of 4.875% Senior Notes due 2021 and $325.0 million aggregate principal amount of 5.50% Senior Notes due 2024, plus cash and borrowings under our revolving credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading international media and marketing solutions company, and one of the largest, most geographically diverse local content providers in the U.S. Through a vast network of broadcast, digital, mobile and print products, we inform and engage more than 110 million people every month.
Our Broadcasting Segment currently includes 46 television stations that we either own or service through shared service agreements. Excluding owner-operators, we are the No. 1 NBC affiliate group; No. 1 CBS affiliate group; and the No. 4 ABC affiliate group. These stations cover almost a third of the U.S. population in markets with approximately 35 million households. We are the largest independent television station group of major network affiliates in the top 25 U.S. markets.
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
Recent Developments

In the third quarter, we announced two transformative, highly strategic transactions:

•	A tax-free separation of our Publishing business

•	The acquisition of the remaining 73% interest in Classified Ventures for $1.8 billion cash
Separation into two public companies:
On August 5, 2014, we announced our plan to create two publicly traded companies: one exclusively focused on our Broadcasting and Digital businesses, and the other on our Publishing business. The planned separation of the Publishing business will be implemented through a tax-free distribution to our shareholders of shares of a new entity formed to hold our Publishing assets. We expect to complete the transaction in mid-2015, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax free nature of the distribution, the effectiveness of a Form 10 registration statement to be filed with the SEC in regard to the shares of the entity formed to hold our Publishing business assets, and other customary matters. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed.
Classified Ventures acquisition:
On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures LLC, which owns Cars.com, for $1.8 billion. Cars.com is a leading destination for online car shoppers, offering information from consumers and experts to help buyers formulate opinions on what to buy, where to buy and how much to pay for a car. We funded the acquisition with the net proceeds from our sale of $350 million aggregate principal amount of 4.875% Senior Notes due 2021 and $325 million aggregate principal amount of 5.50% Senior Notes due 2024, plus cash and borrowings under our revolving credit agreement. As part of the acquisition, Classified Ventures entered into new five year affiliation agreements with each of the former newspaper investors at economic terms much more favorable to Cars.com. Before this acquisition, we held a noncontrolling interest in Classified Ventures and accounted for our interest using the equity method. After the acquisition, we will consolidate the results of Classified Ventures. We expect our operating income will increase and equity income will decrease. Our Publishing businesses that sell Cars.com products are operating under new pricing terms following the acquisition which are similar to terms included in the new affiliate agreements we entered into with the former newspaper investors. The new terms will result in lower operating income in our Publishing Segment with corresponding increases in our Digital Segment.

Results from Operations
Our reportable segments based on our management and internal reporting structures are Broadcasting, Publishing, and Digital. The primary categories of Broadcasting Segment revenue are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are seasonal with peaks occurring in even years (e.g., 2014 and 2012) and particularly in the fourth quarter of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry our television signals on their network; 4) digital revenues generated through advertising on the stations’ web, tablet and mobile products; and 5) other revenues, which consist of payments by advertisers to television stations for other services, such as producing advertising material. We generate Publishing Segment revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising departments sell retail, classified and national advertising across multiple platforms including print, web sites, mobile, tablet and other specialty publications. The largest subsidiary within our Digital Segment is CareerBuilder, which generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed with its affiliated media organizations.
Our largest component of operating expense is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Broadcasting Segment, production (raw materials) and distribution costs within the Publishing Segment, and sales and marketing costs within the Digital Segment.
Consolidated Summary
A consolidated summary of our results is presented below:

In thousands, except per share data	Third Quarter
	2014	% of Total	2013	% of Total	Change

Operating revenues:
Broadcasting	$416,509	29%	$203,364	16%	105%
Publishing	826,826	57%	858,079	68%	(4%)
Digital	199,802	14%	191,447	16%	4%
Total operating revenues	$1,443,137	100%	$1,252,890	100%	15%

Operating expenses	$1,172,620		$1,081,192		8%

Operating income:
Broadcasting	$177,970	66%	$83,810	49%	112%
Publishing	62,424	23%	62,744	37%	(1%)
Digital	48,342	18%	42,050	24%	15%
Corporate	(18,219)	(7%)	(16,906)	(10%)	8%
Total operating income	270,517	100%	171,698	100%	58%
Non-operating expense (income)	81,625		47,497		72%
Provision for income taxes	48,900		26,700		83%
Net income attributable to noncontrolling interests	21,476		17,753		21%
Net income attributable to Gannett Co., Inc.	$118,516		$79,748		49%

Net income per share:
Basic	$0.52		$0.35		49%
Diluted	$0.51		$0.34		50%
Weighted average number of common shares outstanding:
Basic	225,761		228,587		(1%)
Diluted	232,097		234,438		(1%)

In thousands, except per share data	Year-to-Date
	2014	% of Total	2013	% of Total	Change

Operating revenues:
Broadcasting	$1,197,035	28%	$606,906	16%	97%
Publishing	2,536,254	59%	2,633,543	69%	(4%)
Digital	573,918	13%	552,875	15%	4%
Total operating revenues	$4,307,207	100%	$3,793,324	100%	14%

Operating expenses	$3,590,194		$3,267,687		10%

Operating income:
Broadcasting	$503,841	70%	$265,578	51%	90%
Publishing	158,651	22%	208,073	40%	(24%)
Digital	107,861	15%	100,931	19%	7%
Corporate	(53,340)	(7%)	(48,945)	(10%)	9%
Total operating income	717,013	100%	525,637	100%	36%
Non-operating expense (income)	74,120		113,232		(35%)
Provision for income taxes	207,400		71,700		***
Net income attributable to noncontrolling interests	49,351		42,772		15%
Net income attributable to Gannett Co., Inc.	$386,142		$297,933		30%

Net income per share:
Basic	$1.71		$1.30		32%
Diluted	$1.66		$1.27		31%
Weighted average number of common shares outstanding:
Basic	226,374		228,940		(1%)
Diluted	232,157		234,724		(1%)

A number of factors impacted 2014 revenue and expense comparisons. The largest of these drivers was the inclusion of the television stations acquired or serviced as a result of the Belo and London Broadcasting Company transactions as well as the continued growth of retransmission revenues. Strong political advertising spending, particularly in the third quarter, helped to drive record revenues in our broadcasting operations. We continued to stabilize our publishing operations and manage the industry-wide softening of revenues through a number of initiatives including the All Access Content Subscription Model and the inclusion of USA TODAY content editions within our local domestic publishing operations. Coupled with our efficiency initiatives, including consolidating printing and distribution platforms, global sourcing and real estate optimization, we are managing expenses to align with continuing industry-wide challenges for our Publishing Segment. Our Digital Segment, led by CareerBuilder, provided solid revenue growth as CareerBuilder continues to position itself for expansion in the software-as-a-service market for talent management solutions. Growth of digital revenues within our Publishing and Broadcasting Segments reflects the success of our expansion of digital marketing services, particularly with search and social products. As a result of these factors, the mix of our revenues and expenses is shifting, with a significantly higher share of our revenues being generated by higher growth and higher margin broadcasting and digital operations.
Our operating revenues were $1.44 billion in the third quarter of 2014, an increase of 15% from $1.25 billion in the same period last year. For the first nine months of 2014, operating revenues increased 14% to $4.31 billion from $3.79 billion in 2013. The increase in both periods was driven primarily by a record level of Broadcasting Segment revenues which increased 105% in the third quarter of 2014 and 97% in the first nine months of 2014, reflecting revenues from the acquisitions of Belo and the London Broadcasting Company television stations, as well as substantially higher retransmission and political advertising revenues. On a pro forma basis, had we owned and/or serviced the Belo and London Broadcasting Company television stations in the same period last year and excluding Captivate and the impact of the sale of a print business and Apartments.com, total operating revenue would have increased 4% in the third quarter and 3% in the first nine months of 2014. Broadcasting Segment revenues on a pro forma basis increased 19% in the third quarter of 2014 and 17% year-to-date. A separate discussion of pro forma information begins on page 32. Publishing Segment revenues were down 4% in both the third quarter of 2014 and the year-to-date periods, reflecting continued pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions. On a pro forma basis, Publishing Segment revenues were down 2% in the third quarter of 2014 and down 3% year-to-date. Digital Segment revenues increased 4% in the third quarter of 2014, driven by continued growth at CareerBuilder.
Operating expenses increased 8% for the third quarter and 10% for the year-to-date period. Broadcasting Segment operating expenses increased 100% in the third quarter and 103% in the first nine months due to the impact of the acquisitions of Belo and the London Broadcasting Company television stations. On a pro forma basis, company-wide operating expenses were relatively unchanged in both the third quarter and the first nine months of 2014 compared to the same periods in 2013. Broadcasting Segment expenses on a pro forma basis were up 4% in both the third quarter and year-to-date 2014 compared to the same periods last year. Publishing Segment operating expenses were down 4% in the third quarter and 2% in the year-to-date period due to ongoing cost control and efficiency efforts as well as lower volumes. On a pro forma basis, Publishing Segment operating expenses were down 2% in both the third quarter of 2014 and the year-to-date periods. Digital Segment operating expenses increased 1% in the third quarter and 3% year-to-date reflecting incremental expenses incurred at CareerBuilder related to its Broadbean acquisition and also its continued investments in sales staff expansion as well as technology support for its human capital software solutions. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 26.
Non-operating expense increased from $47.5 million for the third quarter of 2013 and $113.2 million for the year-to-date period in 2013 to $81.6 million in the third quarter of 2014 and $74.1 million for the year-to-date period, driven primarily by higher interest expense. Equity income in unconsolidated investees totaled $1.8 million in the third quarter of 2014 and $166.8 million for the year-to-date period, reflecting primarily the gain in the second quarter from the sale of Apartments.com by Classified Ventures, an equity method investee. Interest expense was $65.9 million in the third quarter and $199.7 million for the year-to-date period in 2014 compared to $41.6 million and $113.2 million in the same periods last year, reflecting primarily the issuance of debt to fund the Belo acquisition and the Classified Ventures (which owns Cars.com) acquisition, partially offset by a lower average interest rate. With the successful completion of our private placement offering of $675.0 million senior notes related to acquiring Cars.com, the total average outstanding debt was $3.58 billion for the third quarter of 2014, compared to $1.81 billion last year. The weighted average interest rate on total outstanding debt was 6.89% for the third quarter of 2014 compared to 7.92% last year. For the year-to-date period total average outstanding debt was $3.56 billion compared to $1.66 billion last year. The weighted average interest rate on total outstanding debt was 6.98% year-to-date in 2014 compared to 8.02% in the same period last year.
Our reported effective income tax rate was 29.2% for the third quarter of 2014, compared to 25.1% for the third quarter of 2013. The tax rate for the third quarter in 2014 was higher than the comparable rate in 2013 due to non-operating special items that are not deductible for tax purposes. The reported effective income tax rate was 34.9% for the first nine months of 2014 compared to 19.4% for the same period last year. These rates also reflect special items. The year-to-date 2014 rate was negatively impacted by a $18.2 million tax charge recognized on the sale of KMOV-TV in St. Louis, MO to Meredith Corporation in February 2014. The year-to-date 2013 rate was positively impacted by a net tax benefit of $27.8 million related to resolving a multi-year federal audit settlement and the release of a significant reserve for an uncertain state tax position. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 32.
The weighted average number of diluted shares outstanding for the third quarter of 2014 decreased by 2.3 million shares from 2013. For the year-to-date period, the weighted average number of diluted shares outstanding in 2014 decreased by 2.6 million shares. These declines reflect shares repurchased in 2013 and the first half of 2014, partially offset by increases in stock option exercises. See Part II, Item 2 for information on share repurchases.

Segment Results
The following is a discussion of our reported operating segment results for the third quarter and year-to-date period of 2014. Unless otherwise noted, all comparisons are to the comparable prior year period.
Broadcasting Segment Results
A summary of our Broadcasting Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$416,509	$203,364	105%	$1,197,035	$606,906	97%
Operating expenses:
Operating expenses, exclusive of depreciation	218,232	112,495	94%	625,072	320,360	95%
Depreciation	12,629	6,747	87%	35,953	20,294	77%
Amortization	6,448	173	***	22,554	535	***
Transformation costs	1,230	139	***	9,615	139	***
Total operating expenses	238,539	119,554	100%	693,194	341,328	103%
Operating income	$177,970	$83,810	112%	$503,841	$265,578	90%
Broadcasting Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	Third Quarter			Year-to-Date
	2014	Percentage Change From 2013		2014	Percentage Change From 2013
	Reported	Reported	Pro Forma(a)	Reported	Reported	Pro Forma(a)

Core (Local & National)	$250,647	75%	(3%)	$769,570	79%	—%
Political	39,995	***	***	66,539	***	***
Retransmission (b)	91,903	154%	61%	268,025	145%	64%
Digital	26,001	171%	24%	70,662	166%	21%
Other	7,963	(25%)	(7%)	22,239	(33%)	(1%)
Total	$416,509	105%	19%	$1,197,035	97%	17%

(a) The pro forma figures are presented as if the acquisition of Belo Corp. and the six acquired London Broadcasting Company television stations as well as the Captivate disposition had occurred at the beginning of 2013.

(b) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Reported Broadcasting Segment revenues in the third quarter of 2014 increased 105% to $416.5 million, a record, driven primarily by the acquisitions of Belo and the London Broadcasting Company television stations, as well as substantially higher retransmission revenue and political advertising. Core advertising revenue, which consists of Local and National non-political advertising, increased 75% to $250.6 million in the third quarter of 2014 mainly due to television station acquisitions. Political advertising reached $40.0 million compared to $3.6 million in the third quarter a year ago, driven by maximizing the benefit of a strong political footprint. Retransmission revenue increased 154% to $91.9 million in the quarter resulting from rate increases and the expansion of our Broadcasting Segment portfolio. Digital revenue increased 171% to $26.0 million in the third quarter of 2014, reflecting our expanded portfolio and continued growth from digital marketing services products. Other revenue declined 25% to $8.0 million, reflecting the absence of Captivate revenue that was reported in the third quarter of 2013. On a pro forma basis, Broadcasting Segment revenues increased 19% driven by robust retransmission revenues and significantly higher political advertising.
For the year-to-date period, Broadcasting Segment revenues increased 97% to $1.20 billion driven primarily by the acquisitions, as well as substantially higher political and retransmission revenues.
Broadcasting Segment operating expenses for the third quarter of 2014 increased 100% to $238.5 million primarily due to the acquisitions as well as higher investments in digital initiatives and reverse network compensation. On a pro forma basis, Broadcasting Segment operating expenses increased 4% in the third quarter of 2014 and increased 4% year-to-date. Operating income in the third quarter of 2014 increased 112% to $178.0 million compared to last year and increased 47% on a pro forma basis. Operating income in the first nine months of 2014 increased 90% to $503.8 million compared to last year and increased 40% on a pro forma basis.
Publishing Segment Results
A summary of our Publishing Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$826,826	$858,079	(4%)	$2,536,254	$2,633,543	(4%)
Operating expenses:
Operating expenses, exclusive of depreciation	731,362	763,152	(4%)	2,254,849	2,329,636	(3%)
Depreciation	23,898	22,300	7%	70,634	68,301	3%
Amortization	3,751	4,142	(9%)	11,519	12,509	(8%)
Facility consolidation and asset impairment charges	5,391	5,741	(6%)	40,601	15,024	***
Total operating expenses	764,402	795,335	(4%)	2,377,603	2,425,470	(2%)
Operating income	$62,424	$62,744	(1%)	$158,651	$208,073	(24%)
Publishing Segment revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 60% of total Publishing Segment revenues for the third quarter of 2014 and the first nine months of 2014. Circulation sales accounted for 33% of total Publishing Segment revenues for the third quarter of 2014 and the first nine months of 2014. Advertising revenues include amounts generated from print advertising as well as digital advertising on publishing-related Internet websites, mobile and tablet applications. The table below presents the main components of Publishing Segment revenues:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Advertising	$494,899	$520,189	(5%)	$1,526,382	$1,609,164	(5%)
Circulation	276,829	274,999	1%	836,756	840,626	—%
All other	55,098	62,891	(12%)	173,116	183,753	(6%)
Total Publishing Segment revenues	$826,826	$858,079	(4%)	$2,536,254	$2,633,543	(4%)
Publishing Segment revenues were down 4% both in the third quarter and year-to-date, reflecting continued pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions. On a pro forma basis, Publishing Segment revenues were down 2% in the third quarter of 2014 and down 3% year-to-date.
The table below presents the principal categories of advertising revenues for the Publishing Segment:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Retail	$258,063	$269,516	(4%)	$793,614	$831,553	(5%)
National	73,705	81,489	(10%)	236,301	261,315	(10%)
Classified	163,131	169,184	(4%)	496,467	516,296	(4%)
Total Publishing Segment advertising revenues	$494,899	$520,189	(5%)	$1,526,382	$1,609,164	(5%)

The percentage changes within the advertising revenue categories for U.S. Publishing, Newsquest and the total Publishing Segment, presented as if the Apartments.com sale occurred at the beginning of 2013, are as follows:

	Third Quarter			Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Retail	(5%)	(2%)	(4%)	(6%)	(2%)	(5%)
National	(11%)	(3%)	(10%)	(11%)	(4%)	(10%)
Classified	(4%)	(2%)	(1%)	(5%)	(3%)	(2%)
Total Publishing Segment advertising revenues	(6%)	(2%)	(4%)	(6%)	(3%)	(5%)
Total advertising comparisons year over year in the Publishing Segment were lower both in the third quarter and year-to-date due to ongoing pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions. Pro forma advertising revenues were 4% lower. On the same basis, national and classified comparisons in the third quarter were better than second quarter year-over-year comparisons. Advertising revenue at Newsquest declined 2%, in pounds, as national advertising was 3% lower and retail advertising was 2% lower. The average exchange rate used to translate U.K. publishing results from the British pound to U.S. dollars increased 8% for the third quarter of 2014 and for the year-to-date period.
Overall percentage changes within the classified revenue categories for U.S. Publishing, Newsquest, and the total Publishing Segment, presented as if the Apartments.com sale occurred at the beginning of 2013, are as follows:

	Third Quarter			Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Automotive	(1%)	(6%)	(1%)	(2%)	(6%)	(2%)
Employment	(2%)	9%	4%	(6%)	8%	1%
Real Estate	(5%)	(8%)	(3%)	(5%)	(9%)	(3%)
Legal	(5%)	—%	(5%)	(5%)	—%	(5%)
Other	(7%)	(6%)	(4%)	(8%)	(6%)	(5%)
Total Publishing Segment classified revenue	(4%)	(2%)	(1%)	(5%)	(3%)	(2%)
Total circulation revenues increased 1% to $276.8 million in the third quarter of 2014 and were relatively unchanged to $836.8 million year-to-date compared to the same periods last year. Circulation revenue for our local domestic publishing business was 1% higher in the third quarter of 2014, the first quarterly increase in 2014, reflecting ongoing strength of the All Access Subscription Model as well as strategic home delivery price increases at our local domestic publishing sites. Circulation revenue at USA TODAY was 2% lower in the third quarter of 2014 due to planned volume losses. In the U.K., circulation revenues in local currency were 5% lower in the third quarter of 2014 reflecting the cycling of cover price increases last year.
Commercial printing and other publishing revenue was down 12% for the quarter and down 6% year-to-date reflecting the sale of a print business and a decrease in U.K. commercial printing revenues.
Digital revenues associated with the Publishing Segment increased 7% for the third quarter. Digital revenues at USA TODAY and its associated businesses increased 17%, fueled by increased user engagement across all digital platforms. Digital revenues for our local domestic publishing business increased 4% for the third quarter. Digital revenues in the U.K. were 20% higher for the quarter in local currency. These increases reflect the impact of our strategic successes in providing digital advertising and marketing solutions.
For the year-to-date period, digital revenues associated with the Publishing Segment increased 7%. Digital revenues at USA TODAY and its associated businesses increased 22% year-to-date driven by desktop and other mobile applications. Digital revenues for our local domestic publishing business increased 4% year-to-date. Digital revenues in the U.K. were 21% higher for the year-to-date period in local currency.

Publishing Segment operating expenses decreased 4% in the quarter to $764.4 million compared to $795.3 million last year. This decrease was primarily due to continued cost efficiency efforts. Newsprint expense was 7% lower in the quarter and year-to-date due primarily to declines in consumption. Drivers of year-to-date comparisons were similar to quarterly comparisons. Publishing Segment operating expenses decreased 2% for the year-to-date period to $2.38 billion from $2.43 billion last year.
Publishing Segment operating income was $62.4 million in the quarter compared to $62.7 million last year, a decrease of less than 1%. For the year-to-date period, Publishing Segment operating income was $158.7 million compared to $208.1 million last year. Publishing Segment operating income for the quarter and year-to-date periods for both 2014 and 2013 were impacted by special items. Financial results and comparisons excluding the impact of these special items are discussed in the “Results from Operations - Non-GAAP and Pro Forma Information” below.
Digital Segment Results
The Digital Segment includes results for stand-alone digital subsidiaries including CareerBuilder, PointRoll, and Shoplocal. The largest of these subsidiaries, CareerBuilder has been expanding both through internal growth and acquisitions. On April 1, 2014, CareerBuilder announced the acquisition of Broadbean, a leader in online recruitment software that enables job distribution, candidate sourcing and big data analytics for employers. The Broadbean acquisition, when combined with the addition of Economic Modeling Specialists Intl. in 2012, represents the next step in CareerBuilder’s transformation, positioning it as a leading company in the rapidly growing software-as-a-service market for talent management solutions. Many of our other digital offerings are tightly integrated within our existing publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of the Publishing and Broadcasting Segments.
A summary of our Digital Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$199,802	$191,447	4%	$573,918	$552,875	4%
Operating expenses:
Operating expenses, exclusive of depreciation	141,574	141,088	—%	438,280	425,145	3%
Depreciation	5,191	4,553	14%	14,742	13,276	11%
Amortization	4,695	3,756	25%	13,035	13,523	(4%)
Total operating expenses	151,460	149,397	1%	466,057	451,944	3%
Operating income	$48,342	$42,050	15%	$107,861	$100,931	7%
Digital Segment operating revenues increased 4% to $199.8 million in the third quarter of 2014 compared to $191.4 million in 2013. CareerBuilder revenues were up 7% for the quarter and 6% year-to-date, driven by expanding sales of human capital software solutions as well as their recent acquisition of Broadbean. Digital Segment revenues benefited from continued growth at Shoplocal driven by search work for major advertisers.
Digital Segment operating expenses increased 1% to $151.5 million in the third quarter of 2014 and 3% year-to-date, reflecting investments by CareerBuilder to grow its market-leading sales presence and other digital investments including technology development in human capital software solutions. As a result, Digital Segment operating income for the quarter was $48.3 million, an increase of 15% over the comparable period in 2013. Digital Segment operating income for the year-to-date period was $107.9 million, an increase of 7% over the comparable 2013 period.
Corporate Expense
Corporate expense in the third quarter of 2014 increased 8% to $18.2 million. Corporate expense for the year-to-date period increased 9% to $53.3 million compared to $48.9 million last year, driven by our investment in strategic initiatives and a slight increase in stock-based compensation.

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
We believe that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. Workforce restructuring and transformation expenses primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions. Workforce restructuring expenses include payroll and related benefit costs as well as charges related to our partial withdrawal from certain multi-employer pension plans. Transformation costs include incremental expenses incurred by us to execute on our transformation and growth plan, including those related to our recently completed acquisitions of Belo and London Broadcasting Company television stations and incremental expenses associated with optimizing our real estate portfolio. Transformation costs also include amortization of acquired advertising contracts. In connection with the Belo acquisition, we recognized intangible assets for Belo’s advertising contracts. Unlike most intangible assets which have useful lives of several years, these specific intangible assets had a benefit period and related amortization period that was less than three months from the date of acquisition. Asset impairment charges reflect non-cash charges to reduce the book value of certain intangible assets to their respective fair value, as our projections for the business underlying the related asset had declined.
In the second quarter of 2014, special items were recorded in other non-operating items primarily related to the pre-tax gain of $148 million related to the Classified Ventures sale of its Apartments.com business. This gain is reflected in the line equity income in unconsolidated investees, net. Other non-operating items for 2014 included special charges primarily related to (1) acquiring six London Broadcasting Company television stations and the remaining outstanding shares of Classified Ventures LLC, (2) expenses related to the planned spin-off of our publishing operation, and (3) the early retirement of our 9.375% notes due in 2017. The non-operating charges included a call premium paid as well as the write off of unamortized debt issuance costs and original issue discount. Other non-operating items in 2013 included Belo acquisition related expenses, a non-cash charge related to a sale of interests in a business and a currency loss related to the weakening of the British pound associated with the downgrade of the U.K. sovereign credit rating. The income tax provision for 2014 year-to-date reflects a charge related to the sale of our interest in television station KMOV‑TV in St. Louis, MO, in February 2014. The income tax provision for 2013 year-to-date included special credits related to reserve releases as a result of federal exam resolution.
We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of our overall business operations. Adjusted EBITDA is defined as net income attributable to Gannett before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income, (5) other non-operating items, (6) workforce restructuring, (7) transformation costs, (8) asset impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income attributable to Gannett.
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

Discussion of special charges and credits affecting reported results

Our results for 2014 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Non-cash asset impairment charges;

•	Equity income gain on the sale of Apartments.com by Classified Ventures;

•	Other non-operating item charges; and

•	Special tax gain and charge.
Results for 2013 included the following special items:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Other non-operating item charges; and

•	Special tax benefit.

Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating revenues	$1,443,137	$1,252,890	15%	$4,307,207	$3,793,324	14%
Adjusted operating expenses	1,162,995	1,066,066	9%	3,506,112	3,216,185	9%
Adjusted operating income	$280,142	$186,824	50%	$801,095	$577,139	39%

Adjusted net income attributable to Gannett Co., Inc.	$136,319	$99,799	37%	$399,392	$320,967	24%
Adjusted diluted earnings per share	$0.59	$0.43	37%	$1.72	$1.37	26%
Operating revenues totaled $1.44 billion in the third quarter of 2014, up 15% from $1.25 billion in the third quarter of 2013. Results were driven by a 105% increase in Broadcasting Segment revenue and a 4% increase in Digital Segment revenue. On a pro forma basis, had we owned the Belo and London Broadcasting Company television stations in the same period last year and excluding results for Captivate and the impact of the sale of a print business and Apartments.com, total operating revenue would have increased 4%.
On a year-to-date basis, total operating revenues increased 14% to $4.31 billion from $3.79 billion in the same period last year. We achieved a 97% increase in Broadcasting Segment revenue and a 4% increase in Digital Segment revenue. On a pro forma basis, total operating revenue would have increased 3%.
Broadcasting Segment revenues more than doubled year over year as a result of the acquisitions of Belo and London Broadcasting Company television stations, higher advertising demand related to political spending, and substantial increases in retransmission revenue. On a pro forma basis, Broadcasting Segment revenues increased 19% for the quarter and 17% year-to-date, reflecting substantially higher retransmission revenue, strong political advertising and digital marketing services revenues.

A summary of the impact of special items on our operating expenses is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating expenses (GAAP basis)	$1,172,620	$1,081,192	8%	$3,590,194	$3,267,687	10%
Remove special items:
Workforce restructuring	(3,004)	(9,246)	(68%)	(29,386)	(36,339)	(19%)
Transformation costs	(6,621)	(5,880)	13%	(38,509)	(15,163)	***
Asset impairment charges	—	—	***	(16,187)	—	***
As adjusted (non-GAAP basis)	$1,162,995	$1,066,066	9%	$3,506,112	$3,216,185	9%
Adjusted operating expenses increased 9% for both the third quarter of 2014 and year-to-date period primarily due to acquiring Belo and television stations owned by London Broadcasting Company. On a pro forma basis, adjusted operating expenses were relatively unchanged in both the third quarter and year-to-date periods. Lower operating expenses in the Publishing Segment reflecting reduced circulation volumes and the impact of cost control and efficiency efforts were partially offset by higher expenses in the Broadcasting and Digital Segments associated with growth of revenues.
A summary of the impact of special items on operating income is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Operating income (GAAP basis)	$270,517	$171,698	58%	$717,013	$525,637	36%
Remove special items:
Workforce restructuring	3,004	9,246	(68%)	29,386	36,339	(19%)
Transformation costs	6,621	5,880	13%	38,509	15,163	***
Asset impairment charges	—	—	***	16,187	—	***
As adjusted (non-GAAP basis)	$280,142	$186,824	50%	$801,095	$577,139	39%
Adjusted operating income increased 50% for the third quarter of 2014 and was up 39% for the year-to-date period, reflecting higher Broadcasting and Digital Segment adjusted operating income, partially offset by lower Publishing Segment adjusted operating income. Adjusted Broadcasting Segment operating income increased 112% to $179.3 million for the quarter and 95% to $520.3 million for the year-to-date period due primarily to the acquisitions of Belo and London Broadcasting Company television stations, substantially higher retransmission and strong political advertising revenues. The 2014 year-to-date period benefited from $41.3 million in advertising associated with the Winter Olympic Games as well as increases in retransmission and political revenue. Adjusted Digital Segment operating income was $48.3 million for the quarter and $107.9 million for the year-to-date period as solid revenue growth at CareerBuilder was partially offset by incremental expenses incurred at CareerBuilder related to its Broadbean acquisition and its continued investments in its sales staff expansion as well as technology support for its human capital software solutions. Adjusted Publishing Segment operating income was down 8% for the quarter and down 13% for the year-to-date period reflecting continued pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions and continued cost efficiency efforts.

A summary of the impact of special items on non-operating income (expense), net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands, except share data	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Total non-operating income (expense) (GAAP basis)	$(81,625)	$(47,497)	72%	$(74,120)	$(113,232)	(35%)
Remove special items:
Non-operating items (a)	20,478	21,025	(3%)	(102,632)	34,232	***
As adjusted (non-GAAP basis)	$(61,147)	$(26,472)	***	$(176,752)	$(79,000)	***

Net income attributable to Gannett Co., Inc. (GAAP basis)	$118,516	$79,748	49%	$386,142	$297,933	30%
Remove special items (net of tax):
Workforce restructuring	2,004	5,646	(65%)	18,586	22,039	(16%)
Transformation costs	5,221	3,580	46%	24,009	9,163	***
Asset impairment charges	—	—	***	15,387	—	***
Non-operating items (a)	16,178	10,825	49%	(62,932)	19,632	***
Special tax charges (benefits)	(5,600)	—	***	18,200	(27,800)	***
As adjusted (non-GAAP basis)	$136,319	$99,799	37%	$399,392	$320,967	24%

Diluted earnings per share (GAAP basis)	$0.51	$0.34	50%	$1.66	$1.27	31%
Remove special items (net of tax):
Workforce restructuring	0.01	0.02	(50%)	0.08	0.09	(11%)
Transformation costs	0.02	0.02	—%	0.10	0.04	***
Asset impairment charges	—	—	***	0.07	—	***
Non-operating items (a)	0.07	0.05	40%	(0.27)	0.08	***
Special tax charges (benefits)	(0.02)	—	***	0.08	(0.12)	***
As adjusted (non-GAAP basis) (b)	$0.59	$0.43	37%	$1.72	$1.37	26%

(a) 2014 year-to-date period includes an equity income gain on the sale of Apartments.com by Classified Ventures ($148 million pre-tax gain, $89 million after-tax gain or $0.38 per diluted share).
(b) Total per share amount may not sum due to rounding.
As adjusted net income attributable to Gannett increased 37% for the quarter and 24% for the year-to-date period. As adjusted diluted earnings per share increased 37% for the third quarter and 26% for the year-to-date period. These increases were due to higher Broadcasting and Digital Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$118,516	$79,748	49%	$386,142	$297,933	30%
Net income attributable to noncontrolling interests	21,476	17,753	21%	49,351	42,772	15%
Provision for income taxes	48,900	26,700	83%	207,400	71,700	***
Interest expense	65,931	41,628	58%	199,727	113,207	76%
Equity income in unconsolidated investees, net	(1,756)	(11,711)	(85%)	(166,787)	(28,929)	***
Other non-operating items	17,450	17,580	(1%)	41,180	28,954	42%
Operating income (GAAP basis)	270,517	171,698	58%	717,013	525,637	36%
Workforce restructuring	3,004	9,246	(68%)	29,386	36,339	(19%)
Transformation costs	6,621	5,880	13%	38,509	15,163	***
Asset impairment charges	—	—	***	16,187	—	***
Adjusted operating income (non-GAAP basis)	280,142	186,824	50%	801,095	577,139	39%
Depreciation	46,681	38,195	22%	136,295	115,588	18%
Adjusted amortization (non-GAAP basis)	14,894	8,071	85%	42,628	26,567	60%
Adjusted EBITDA (non-GAAP basis)	$341,717	$233,090	47%	$980,018	$719,294	36%

Our Adjusted EBITDA increased $108.6 million for the quarter and $260.7 million for the year-to-date period. Strong results from the Broadcasting and Digital Segments represent over 70% of the Adjusted EBITDA for both the quarter and year-to-date periods.
Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Broadcasting Segment is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Broadcasting Segment operating expenses (GAAP basis)	$238,539	$119,554	100%	$693,194	$341,328	103%
Remove special items:
Workforce Restructuring	(120)	(639)	(81%)	(2,340)	(639)	***
Transformation costs	(1,230)	(139)	***	(14,095)	(139)	***
As adjusted (non-GAAP basis)	$237,189	$118,776	100%	$676,759	$340,550	99%

Broadcasting Segment operating income (GAAP basis)	$177,970	$83,810	112%	$503,841	$265,578	90%
Remove special items:
Workforce Restructuring	120	639	(81%)	2,340	639	***
Transformation costs	1,230	139	***	14,095	139	***
As adjusted (non-GAAP basis)	$179,320	$84,588	112%	$520,276	$266,356	95%
Adjusted Broadcasting Segment operating expenses increased 100% for the third quarter and 99% for the year-to-date period mainly due to the acquisitions of Belo and London Broadcasting Company television stations. Adjusted expenses on a pro forma basis increased 4% for both the third quarter and year-to-date periods reflecting higher costs related to increased revenues, higher investments in digital initiatives and reverse network compensation.
Adjusted operating income for the Broadcasting Segment was $179.3 million for the third quarter of 2014, an increase of 112% and was $520.3 million for the year-to-date period, an increase of 95%. Adjusted operating income on a pro forma basis increased 47% reflecting substantial increases in both retransmission and political advertising revenues. Adjusted operating income on a pro forma basis increased 40% for the year-to-date period driven by substantial increases in retransmission and political advertising revenues.
Publishing Segment - Non-GAAP
A summary of the impact of special items on the Publishing Segment is presented below:

In thousands	Third Quarter			Year-to-Date
	2014	2013	Change	2014	2013	Change

Publishing Segment operating expenses (GAAP basis)	$764,402	$795,335	(4%)	$2,377,603	$2,425,470	(2%)
Remove special items:
Workforce restructuring	(2,884)	(8,607)	(66%)	(27,046)	(35,700)	(24%)
Transformation costs	(5,391)	(5,741)	(6%)	(24,414)	(15,024)	63%
Asset impairment charges	—	—	***	(16,187)	—	***
As adjusted (non-GAAP basis)	$756,127	$780,987	(3%)	$2,309,956	$2,374,746	(3%)

Publishing Segment operating income (GAAP basis)	$62,424	$62,744	(1%)	$158,651	$208,073	(24%)
Remove special items:
Workforce restructuring	2,884	8,607	(66%)	27,046	35,700	(24%)
Transformation costs	5,391	5,741	(6%)	24,414	15,024	63%
Asset impairment charges	—	—	***	16,187	—	***
As adjusted (non-GAAP basis)	$70,699	$77,092	(8%)	$226,298	$258,797	(13%)
Publishing Segment adjusted operating expenses decreased by 3% for both the third quarter of 2014 and the year-to-date period. Adjusted operating expenses on a pro forma basis decreased by 2% for both the third quarter of 2014 and the year-to-date period. Third quarter and year-to-date comparisons were lower due to continued cost efficiency efforts.
Adjusted operating income for the Publishing Segment was $70.7 million for the third quarter of 2014, a decrease of 8% compared to the same period last year. The decrease reflects lower Publishing Segment revenues partially offset by lower circulation volume-driven expense declines as well as cost control and efficiency efforts. For the year-to-date period, adjusted Publishing Segment operating income was $226.3 million, a decrease of 13%. On a pro forma basis, adjusted Publishing Segment operating income decreased 6% for the third quarter of 2014 and decreased 12% for the year-to-date period.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	Third Quarter		Year-to-Date
	2014	2013	2014	2013

Income before income taxes as reported	$188,892	$124,201	$642,893	$412,405
Net income attributable to noncontrolling interests	(21,476)	(17,753)	(49,351)	(42,772)
Gannett pretax income (GAAP basis)	167,416	106,448	593,542	369,633
Remove special items:
Workforce restructuring	3,004	9,246	29,386	36,339
Transformation costs	6,621	5,880	38,509	15,163
Asset impairment	—	—	16,187	—
Non-operating items	20,478	21,025	(102,632)	34,232
As adjusted (non-GAAP basis)	$197,519	$142,599	$574,992	$455,367

Provision for income taxes as reported (GAAP basis)	$48,900	$26,700	$207,400	$71,700
Remove special items:
Workforce restructuring	1,000	3,600	10,800	14,300
Transformation costs	1,400	2,300	14,500	6,000
Asset impairment	—	—	800	—
Non-operating items	4,300	10,200	(39,700)	14,600
Special tax benefit (charge)	5,600	—	(18,200)	27,800
As adjusted (non-GAAP basis)	$61,200	$42,800	$175,600	$134,400

Effective tax rate (GAAP basis)	29.2%	25.1%	34.9%	19.4%
As adjusted effective tax rate (non-GAAP basis)	31.0%	30.0%	30.5%	29.5%
The adjusted effective tax rate for the third quarter of 2014 was 31.0% compared to 30.0% for the comparable period last year. The adjusted effective tax rate for year-to-date period in 2014 was 30.5% compared to 29.5% for the comparable period last year. The effective tax rates for both years reflect benefits from releases of reserves on prior year tax positions.
Presentation of Pro Forma Information
Pro forma information is presented on the basis as if the acquisitions of Belo and London Broadcasting Company televisions stations, the Captivate disposition, the sale of a print business and the Apartments.com sale had occurred at the beginning of 2013. This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of 2013. Pro forma adjustments include revenues and expenses of the six television stations acquired from London Broadcasting Company on July 8, 2014. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired and the alignment of accounting policies. The pro forma adjustments include reductions to revenues and expenses for the former Belo stations in Phoenix, AZ and St. Louis, MO. Certain of our subsidiaries and Sander Media, a holding company that has a station-operation agreement with us, agreed to sell these stations upon receiving government approval. KMOV-TV, the television station in St. Louis, was sold in February 2014 and the two television stations in Phoenix were sold in June 2014. Pro forma adjustments include reductions to revenues and expenses for Captivate since we sold our controlling interest in Captivate in the third quarter of 2013. Pro forma adjustments for Publishing Segment revenue and expenses include reductions related to the second quarter 2014 sale of a print business and the impact from the Classified Ventures sale of Apartments.com.

Reconciliations of our Broadcasting Segment, Publishing Segment and company-wide revenues and expenses on an as reported basis to a pro forma basis for the third quarter and for the year-to-date period in 2014 are below:

In thousands	Third Quarter 2014
	Gannett (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$250,647	$—	$713	$251,360
Political	39,995	—	1	39,996
Retransmission	91,903	—	193	92,096
Digital	26,001	—	23	26,024
Other	7,963	—	58	8,021
Total broadcasting revenue	416,509	—	988	417,497
Broadcasting expenses	238,539	(1,350)	803	237,992
Broadcasting operating income	$177,970	$1,350	$185	$179,505

(a) See reconciliation of special items beginning on page 26.
(b) We acquired six television stations from London Broadcasting Company on July 8, 2014. Results from these television stations from that date and forward are included in the as reported numbers above. The Gannett pro forma combined numbers above present results as if the acquisition had taken place on the first day of 2013.

In thousands	Year-to-Date 2014
	Gannett (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$769,570	$—	$20,066	$789,636
Political	66,539	—	773	67,312
Retransmission	268,025	—	3,622	271,647
Digital	70,662	—	593	71,255
Other	22,239	—	1,836	24,075
Total broadcasting revenue	1,197,035	—	26,890	1,223,925
Broadcasting expenses	693,194	(16,435)	23,036	699,795
Broadcasting operating income	$503,841	$16,435	$3,854	$524,130

(a) See reconciliation of special items beginning on page 26.
(b) We acquired six television stations from London Broadcasting Company on July 8, 2014. Results from these television stations from that date and forward are included in the as reported numbers above. The Gannett pro forma combined numbers above present results as if the acquisition had taken place on the first day of 2013.

In thousands	Year-to-Date 2014
	Gannett (as reported)	Special Items (a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Publishing revenue:
Advertising	$1,526,382	$—	$(3,761)	$1,522,621
Circulation	836,756	—	—	836,756
Other	173,116	—	(8,666)	164,450
Total publishing revenue	2,536,254	—	(12,427)	2,523,827
Publishing expenses	2,377,603	(67,647)	(10,486)	2,299,470
Publishing operating income	$158,651	$67,647	$(1,941)	$224,357

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include a reduction of $4 million in revenue and $1 million in expense for Apartments.com, which was sold by Classified Ventures in the second quarter of 2014. Pro forma adjustments include a reduction of $9 million of revenue and $9 million of expense related to the sale of a printing business in the second quarter of 2014.

In thousands	Year-to-Date 2014
	Gannett (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Company-wide operating revenue	$4,307,207	$—	$14,463	$4,321,670
Company-wide operating expenses	3,590,194	(84,082)	12,550	3,518,662
Company-wide operating income	$717,013	$84,082	$1,913	$803,008

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include the Broadcasting and Publishing pro forma adjustments discussed above.

Reconciliations of our Broadcasting Segment, Publishing Segment and company-wide revenues and expenses on an as reported basis to a pro forma basis for the third quarter and for the year-to-date period in 2013 are below:

In thousands	Third Quarter 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$143,317	$125,518	$—	$(9,563)	$259,272
Political	3,606	2,636	—	(394)	5,848
Retransmission	36,240	21,996	—	(1,004)	57,232
Digital	9,598	13,238	—	(1,869)	20,967
Other	10,603	2,804	—	(4,768)	8,639
Total broadcasting revenue	203,364	166,192	—	(17,598)	351,958
Broadcasting expenses	119,554	123,828	(778)	(12,793)	229,811
Broadcasting operating income	$83,810	$42,364	$778	$(4,805)	$122,147

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include reductions to revenues and expenses for the sale of stations in Phoenix, AZ and St. Louis, MO totaling $25 million and $20 million, respectively. Subsidiaries of Gannett and Sander Media, a holding company that had a shared services agreement with Gannett, agreed to sell these stations upon receiving government approval. KMOV-TV, the television station in St. Louis, was sold in February 2014 and the two television stations in Phoenix were sold in June 2014. Revenue and expense adjustments totaling $12 million and $10 million, respectively, were added as if the third quarter 2014 acquisition of six London Broadcasting Company television stations had occurred on the first day of 2013. Pro forma adjustments also include reductions to revenues and expenses for Captivate that totaled $5 million and $6 million, respectively, as Gannett sold its controlling interest in Captivate in the third quarter of 2013. The pro forma adjustments for broadcasting expense reflect the addition of $6 million of amortization for definite-lived intangible assets as if the acquisition of Belo had occurred on the first day of 2013. The pro forma adjustment for broadcasting expense removes $3 million of merger costs incurred by Belo.

In thousands	Year-to-Date 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Broadcasting revenue:
Core (Local and National)	$430,668	$388,629	$—	$(32,939)	$786,358
Political	7,133	4,429	—	(970)	10,592
Retransmission	109,182	59,693	—	(3,165)	165,710
Digital	26,549	38,241	—	(5,690)	59,100
Other	33,374	9,045	—	(18,060)	24,359
Total broadcasting revenue	606,906	500,037	—	(60,824)	1,046,119
Broadcasting expenses	341,328	368,486	(778)	(36,735)	672,301
Broadcasting operating income	$265,578	$131,551	$778	$(24,089)	$373,818

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include reductions to revenues and expenses for the sale of stations in Phoenix, AZ and St. Louis, MO totaling $78 million and $61 million, respectively. Subsidiaries of Gannett and Sander Media, a holding company that had a shared services agreement with Gannett, agreed to sell these stations upon receiving government approval. KMOV-TV, the television station in St. Louis, was sold in February 2014 and the two television stations in Phoenix were sold in June 2014. Revenue and expense adjustments totaling $35 million and $30 million, respectively, were added as if the third quarter 2014 acquisition of six London Broadcasting Company television stations had occurred on the first day of 2013. Pro forma adjustments also include reductions to revenues and expenses for Captivate that totaled $18 million, respectively, as Gannett sold its controlling interest in Captivate in the third quarter of 2013. The pro forma adjustments for broadcasting expense reflect the addition of $18 million of amortization for definite-lived intangible assets as if the acquisition of Belo had occurred on the first day of 2013. The pro forma adjustment for broadcasting expense removes $6 million of merger costs incurred by Belo.

In thousands	Third Quarter 2013
	Gannett (as reported)	Special Items (a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Publishing revenue:
Advertising	$520,189	$—	$(3,721)	$516,468
Circulation	274,999	—	—	274,999
All other	62,891	—	(6,412)	56,479
Total publishing revenue	858,079	—	(10,133)	847,946
Publishing expenses	795,335	(14,348)	(8,499)	772,488
Publishing operating income	$62,744	$14,348	$(1,634)	$75,458

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include a reduction of $4 million in revenue and $1 million in expense for Apartments.com, which was sold by Classified Ventures in the second quarter of 2014. Pro forma adjustments include a reduction of $6 million of revenue and $7 million of expense related to the sale of a printing business in the second quarter of 2014.

In thousands	Year-to-Date 2013
	Gannett (as reported)	Special Items (a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Publishing revenue:
Advertising	$1,609,164	$—	$(11,115)	$1,598,049
Circulation	840,626	—	—	840,626
All other	183,753	—	(19,284)	164,469
Total publishing revenue	2,633,543	—	(30,399)	2,603,144
Publishing expenses	2,425,470	(50,724)	(25,270)	2,349,476
Publishing operating income	$208,073	$50,724	$(5,129)	$253,668

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include a reduction of $11 million in revenue and $3 million in expense for Apartments.com, which was sold by Classified Ventures in the second quarter of 2014. Pro forma adjustments include a reduction of $19 million of revenue and $22 million of expense related to the sale of a printing business in the second quarter of 2014.

In thousands	Third Quarter 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Company-wide operating revenue	$1,252,890	$166,192	$—	$(27,731)	$1,391,351
Company-wide operating expenses	1,081,192	123,828	(15,126)	(21,292)	1,168,602
Company-wide operating income	$171,698	$42,364	$15,126	$(6,439)	$222,749

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include the Broadcasting and Publishing pro forma adjustments discussed above.

In thousands	Year-to-Date 2013
	Gannett (as reported)	Belo (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Company-wide operating revenue	$3,793,324	$500,037	$—	$(91,223)	$4,202,138
Company-wide operating expenses	3,267,687	368,486	(51,502)	(62,005)	3,522,666
Company-wide operating income	$525,637	$131,551	$51,502	$(29,218)	$679,472

(a) See reconciliation of special items beginning on page 26.
(b) The pro forma adjustments include the Broadcasting and Publishing pro forma adjustments discussed above.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Broadcasting Segment Revenues and Expenses - Broadcasting Segment revenues will increase significantly in the fourth quarter of 2014 due to the expanded broadcasting portfolio, a substantial increase in political advertising, higher retransmission revenue and digital revenue growth. We expect political revenue to increase significantly as our political footprint is larger than ever with our markets covering many of the key toss-up Senate and Governor races across the country. We expect Broadcasting Segment expenses to increase with the expanded portfolio as well as from increases in reverse network compensation and investments in digital initiatives. Based on current trends and including a full quarter of results for the former Belo and London Broadcasting Company television stations, we expect the increase in total Broadcasting Segment revenues for the fourth quarter of 2014 compared to the fourth quarter of 2013 to exceed 115%. On a pro forma basis, the percentage increase in total Broadcasting Segment revenues in the fourth quarter of 2014 is projected to be up in the low-twenties compared to the fourth quarter of 2013.

•
Acquisition of remaining 73% interest in Classified Ventures LLC - On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures, LLC, which owns Cars.com, for $1.8 billion. With respect to the financial impact of consolidating Cars.com and the impact of the new affiliate agreements that went into effect at closing, we expect a substantial increase in Digital Segment Adjusted EBITDA in the fourth quarter compared to 2013. The Publishing Segment Adjusted EBITDA year-over-year comparison will be negatively impacted by approximately $7 million in the fourth quarter, as a result of new terms with Classified Ventures that are similar to the new affiliate agreements entered into with the former newspaper investors. Overall equity income will be lower by about $6 million now that we own Cars.com in its entirety. As a result, we expect the addition of Cars.com to be about neutral to net income and earnings per share in the fourth quarter after including additional interest expense and amortization of intangibles related to the acquisition.

•
Interest Expense - We expect our interest expense to increase significantly in the fourth quarter 2014, reflecting the debt incurred to acquire the remaining 73% interest in Classified Ventures LLC, which owns Cars.com.

•	Income Taxes - We estimate the non-GAAP income tax rate to be just under 30% for the fourth quarter and in the range of 30% - 31% for the full year of 2014.

•
Foreign Currency - Our U.K. publishing operations are conducted through our Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in the exchange rate will improve Newsquest revenue and earnings contributions to consolidated results. A weakening of the exchange rate will have a negative impact. Newsquest results for the full year of 2013 were translated from the British pound sterling to U.S. dollars at an average rate of 1.56. By comparison, Newsquest results for the first nine months of 2014 were translated into U.S. dollars at an average rate of 1.67.

Liquidity, Capital Resources and Cash Flows
Our cash generating capability and financial condition, together with our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, contributions to our pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and/or funds raised in the capital or credit markets.
In February 2012, we announced a new capital allocation plan, which aimed to return $1.3 billion to shareholders by 2015. This plan included increasing our dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, we announced that the existing share buyback program was replaced with a new $300 million authorization projected to be completed within the two year period following its announcement. As of September 28, 2014, we had $148.9 million remaining under this authorization. However, repurchases have been temporarily suspended in support of the Classified Ventures acquisition. As a result, during the third quarter of 2014 there were no share repurchases. Our existing dividend program remains unchanged.
On September 8, 2014, we completed the private placement of $350.0 million in aggregate principal amount of 4.875% senior unsecured notes due 2021. The 2021 Notes were priced at 98.531% of face value, resulting in a yield to maturity of 5.125%. On the same day, we completed the private placement of $325.0 million in aggregate principal amount of 5.50% senior unsecured notes due 2024. The 2024 Notes were priced at 99.038% of face value, resulting in a yield to maturity of 5.625%. We used the net proceeds, cash and borrowings under our revolving credit facility to finance the acquisition of all of the outstanding membership interests of Classified Ventures, LLC (owner of Cars.com) that we did not previously own.
At the end of the third quarter of 2014, our total long-term debt was $4.11 billion and our leverage ratio was 2.99x, substantially below the maximum leverage ratio of 4.0x permitted by our Amended and Restated Credit Agreement. Cash and cash equivalents at the end of the third quarter totaled $1.37 billion. Early in the fourth quarter of 2014, we borrowed $650.0 million under our revolving credit agreement. We used the proceeds of this borrowing as well as cash at the end of the third quarter to pay for the Classified Ventures, LLC acquisition. Immediately following the acquisition, our unused borrowing capacity on the revolving credit agreement was $617.5 million. We plan to fund the $250.0 million notes due in November 2014 through additional borrowings under our revolving credit agreement.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
Our net cash flow from operating activities was $572.6 million for the first nine months of 2014, compared to $349.0 million for the first nine months of 2013. The increase in net cash flow from operating activities resulted principally from incremental cash flow from the new Gannett television stations we acquired from Belo in late 2013.
Cash flows from investing activities totaled $170.2 million for the first nine months of 2014, compared to cash outflow of $24.5 million for the same period in 2013 or a difference of $194.7 million. We received a $154.6 million cash distribution from Classified Ventures related to its sale of Apartments.com as a return of investment in the second quarter of 2014. Year-to-date 2014 payments for acquisitions reflect the cash spent to acquire the London Broadcasting Company television stations and CareerBuilder’s acquisition of Broadbean. Payments for acquisitions also reflect the cash spent by us to acquire KMOV-TV, KASW-TV and KTVK-TV television station assets that were previously owned by other parties. We purchased those assets pursuant to an option agreement we had with the former owner. These assets and other KMOV-TV, KASW-TV and KTVK-TV assets we already owned were immediately sold to Meredith Corporation. Meredith purchased the assets for $407.5 million plus working capital. We used a portion of the proceeds in a tax efficient structure to acquire six London Broadcasting Company television stations from SunTX Capital Partners, which closed early in our third quarter.
Cash inflows from financing activities totaled $162.6 million for the first nine months of 2014, compared to $311.9 million for the first nine months of 2013. The decrease in cash inflows from financing activities was mainly due to lower net debt issuance proceeds. Such proceeds were $666.7 million in the first nine months of 2014 compared to $746.2 million in 2013 which were offset by debt payments of $277.6 million in the first nine months of 2014 compared to $205.0 million in 2013.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $185.9 million for the quarter ended September 28, 2014 and $642.0 million for the year-to-date period. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	Third Quarter		Year-to-Date
	2014	2013	2014	2013

Net cash flow from operating activities	$217,662	$125,017	$572,601	$348,958
Purchase of property, plant and equipment	(34,654)	(23,770)	(91,559)	(72,668)
Voluntary pension employer contributions	—	—	—	15,507
Tax benefit for voluntary pension employer contributions	—	—	—	(6,125)
Payments for investments	—	(1,001)	(5,318)	(3,380)
Proceeds from investments	2,936	5,414	166,251	34,779
Free cash flow	$185,944	$105,660	$641,975	$317,071
Our net cash flow from operating activities and free cash flow in 2014 were substantially higher than in 2013. This increase reflects incremental cash flow from our new television stations acquired in late 2013 and a $154.6 million cash distribution received from Classified Ventures related to its sale of Apartments.com in the second quarter of 2014.
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
Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a potential increase in competition for our Digital Segment businesses; (c) a decline in viewership of major networks and local news programming resulting from increased competition, including alternative forms of media, or other factors; (d) a continuance of the generally soft economic conditions in the U.S. and the U.K. or a further economic downturn leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (e) a further decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (f) an increase in newsprint or syndication programming costs over the levels anticipated; (g) labor disputes which may cause revenue declines or increased labor costs; (h) acquisitions of new businesses or dispositions of existing businesses; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing and digital businesses; (j) an increase in interest rates; (k) a weakening in the British pound to U.S. dollar exchange rate; (l) volatility in financial and credit markets which could affect the value of retirement plan assets and our ability to raise funds through debt or equity issuances; (m) changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets; (n) credit rating downgrades, which could affect the availability and cost of future financing; (o) adverse outcomes in proceedings with governmental authorities or administrative agencies; (p) cyber security breaches; (q) the proposed separation of our Publishing business from our Broadcasting and Digital businesses may not be completed on the terms or timeline currently contemplated, if at all; (r) general economic, political and business conditions; and (s) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. We continue to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. We are exposed to foreign exchange rate risk primarily due to our operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the third quarter of 2014 would have increased or decreased approximately 1%.
At the end of the third quarter of 2014, we had $166.4 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of less than $1 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.23 billion at September 28, 2014 and $3.93 billion at December 29, 2013.

Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of September 28, 2014, to ensure that information required to be disclosed in the reports that the we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors

The following is an update to our risk factors disclosed in our 2013 Annual Report on Form 10-K and should be read in conjunction with the other risk factors disclosed therein.

The proposed separation of our Publishing business from our Broadcasting and Digital businesses is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On August 5, 2014, we announced our plan to create two publicly traded companies: one exclusively focused on our Broadcasting and Digital businesses, and the other on our Publishing business. The separation, which is expected to be completed in mid-2015, is subject to final approval of our Board of Directors. In addition, unanticipated developments, including possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances and uncertainty of the financial markets, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently expected. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 11, 2013, our Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). Share repurchases have been temporarily suspended in support of the Classified Ventures acquisition. As a result, during the third quarter of 2014 there were no share repurchases.
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

Date: November 5, 2014	GANNETT CO., INC.

/s/ Victoria D. Harker
Victoria D. Harker
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 8-K dated July 29, 2014 and filed on August 1, 2014.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1	Gannett Leadership Team Transition Severance Plan*	Attached.

10-2
Unit Purchase Agreement, dated as of August 5, 2014, by and among Gannett Co., Inc., Classified Ventures, LLC, the unit holders of Classified Ventures, LLC (the “Sellers”), certain subsidiaries of the Sellers, Gannett Satellite Information Network, Inc., and Belo Ventures, Inc.
Incorporated by reference to Exhibit 2.1 to Gannett Co., Inc.’s Form 8-K filed on August 5, 2014

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013, (ii) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and year-to-date periods ended September 28, 2014 and September 29, 2013, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 28, 2014 and September 29, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.