Form 10-Q
period 2015-03-29
GANNETT CO INC /DE/
filed 2015-05-06
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of March 29, 2015 was 226,856,486.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Mar. 29, 2015	Dec. 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,681	$118,484
Trade receivables, less allowance for doubtful accounts (2015 - $18,476; 2014 - $16,498)	831,587	912,004
Other receivables	67,372	72,763
Inventories	41,732	38,861
Deferred income taxes	162,449	158,648
Assets held for sale	23,477	69,998
Prepaid expenses and other current assets	111,170	109,707
Total current assets	1,373,468	1,480,465
Property, plant and equipment
Cost	3,832,280	3,901,869
Less accumulated depreciation	(2,276,092)	(2,292,654)
Net property, plant and equipment	1,556,188	1,609,215
Intangible and other assets
Goodwill	4,475,941	4,499,927
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,204,871	3,239,593
Deferred income taxes	62,085	63,647
Investments and other assets	311,907	312,608
Total intangible and other assets	8,054,804	8,115,775
Total assets (a)	$10,984,460	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands, except share data

	Mar. 29, 2015	Dec. 28, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$230,553	$281,784
Accrued expenses	509,017	564,628
Dividends payable	45,496	45,309
Income taxes	24,380	11,267
Deferred income	237,484	217,094
Current portion of long-term debt	7,854	7,854
Total current liabilities	1,054,784	1,127,936
Noncurrent liabilities
Income taxes	58,612	56,578
Deferred income taxes	664,589	650,372
Long-term debt	4,351,548	4,488,028
Post-retirement medical and life insurance liabilities	94,596	97,648
Pension liabilities	907,996	941,715
Other noncurrent liabilities	303,851	333,435
Total noncurrent liabilities	6,381,192	6,567,776
Total liabilities (a)	7,435,976	7,695,712

Redeemable noncontrolling interest	12,817	20,470

Commitments and contingent liabilities (See Note 13)

Equity
Gannett Co., Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	527,195	546,406
Retained earnings	8,669,892	8,602,369
Accumulated other comprehensive loss	(781,037)	(778,769)
	8,740,469	8,694,425
Less treasury stock, at cost (2015 - 97,562,146 shares; 2014 - 97,679,541 shares)	(5,445,983)	(5,439,511)
Total Gannett Co., Inc. shareholders’ equity	3,294,486	3,254,914
Noncontrolling interests	241,181	234,359
Total equity	3,535,667	3,489,273
Total liabilities, redeemable noncontrolling interest and equity	$10,984,460	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of Mar. 29, 2015 include total assets of $60.3 million related to variable interest entities (VIEs) and our consolidated assets as of Dec. 28, 2014, include $60.0 million of such assets. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of Mar. 29, 2015 include total liabilities of $3.2 million related to VIEs and our consolidated liabilities as of Dec. 28, 2014 include $4.3 million of such liabilities. The VIEs’ creditors have no recourse to us regarding these liabilities. See further description in Note 1 - Summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Operating Revenues	$1,472,765	$1,404,066

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	700,639	767,532
Selling, general and administrative expenses, exclusive of depreciation	447,244	355,213
Depreciation	49,483	44,764
Amortization of intangible assets	32,087	17,743
Facility consolidation and asset impairment charges	12,384	14,820
Total	1,241,837	1,200,072
Operating income	230,928	203,994

Non-operating (expense) income:
Equity income in unconsolidated investees, net	5,058	8,491
Interest expense	(70,759)	(69,648)
Other non-operating items	22,780	(20,748)
Total	(42,921)	(81,905)

Income before income taxes	188,007	122,089
Provision for income taxes	60,523	52,500
Net income	127,484	69,589
Net income attributable to noncontrolling interests	(14,590)	(10,430)
Net income attributable to Gannett Co., Inc.	$112,894	$59,159

Net income per share – basic	$0.50	$0.26
Net income per share – diluted	$0.49	$0.25
Dividends declared per share	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Net income	$127,484	$69,589
Redeemable noncontrolling interest (income not available to shareholders)	(1,233)	(455)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(32,309)	4,653
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	(618)	(485)
Amortization of actuarial loss	15,695	11,435
Remeasurement of post-retirement benefits liability	—	33,907
Other	18,539	(6,116)
Pension and other post-retirement benefit items	33,616	38,741
Other	—	242
Other comprehensive income, before tax	1,307	43,636
Income tax effect related to components of other comprehensive (loss) income	(9,141)	(16,535)
Other comprehensive (loss) income, net of tax	(7,834)	27,101
Comprehensive income	118,417	96,235
Comprehensive income attributable to noncontrolling interests, net of tax	(7,791)	(10,217)
Comprehensive income attributable to Gannett Co., Inc.	$110,626	$86,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Cash flows from operating activities:
Net income	$127,484	$69,589
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	81,570	62,507
Facility consolidation and asset impairment charges	12,384	14,820
Pension contributions, net of pension expense	(5,606)	(20,890)
Equity income in unconsolidated investees, net	(5,058)	(8,491)
Stock-based compensation – equity awards	9,114	8,901
Change in other assets and liabilities, net	(74,424)	39,566
Net cash flow from operating activities	145,464	166,002
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,121)	(21,851)
Payments for acquisitions, net of cash acquired	(8,624)	(32,598)
Payments for investments	(5,000)	(1,000)
Proceeds from investments	7,883	5,759
Proceeds from sale of certain assets	103,813	44,735
Net cash flow from (used for) investing activities	78,951	(4,955)
Cash flows from financing activities:
Payments of borrowings under revolving credit agreements, net	(130,000)	—
Payments of unsecured floating rate term loans	(10,025)	(7,900)
Payments of unsecured fixed rate notes	—	(250,000)
Dividends paid	(45,257)	(45,369)
Cost of common shares repurchased	(37,520)	(37,937)
Proceeds from issuance of common stock upon settlement of stock awards	19,049	9,028
Distribution to noncontrolling interests	(1,233)	(877)
Deferred payments for acquisitions	(1,841)	(4,330)
Net cash used for financing activities	(206,827)	(337,385)
Effect of currency exchange rate change on cash	(391)	112
Increase (decrease) in cash and cash equivalents	17,197	(176,226)
Balance of cash and cash equivalents at beginning of period	118,484	469,203
Balance of cash and cash equivalents at end of period	$135,681	$292,977

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$17,675	$7,801
Cash paid for interest	$47,981	$49,798
Non-cash investing and financing activities:
Assets held for sale proceeds	$—	$157,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
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
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Mar. 29, 2015	Dec. 28, 2014

Current assets	$21,247	$20,541
Plant, property and equipment, net	9,832	10,084
Intangible and other assets	29,192	29,412
Total assets	$60,271	$60,037

Current liabilities	$10,586	$11,635
Noncurrent liabilities	23,829	26,028
Total liabilities	$34,415	$37,663

Recent accounting standards: In April 2015, the Financial Accounting Standards Board (FASB) decided to propose a one-year deferral of the effective date for Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). Under this proposal, the standard would be effective for public entities for annual reporting periods beginning after 15 December 2017 and interim periods therein. The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
We were originally required to adopt ASU 2014-09 in the first quarter of 2017 and early application is not permitted. Subsequently, the FASB proposed a one-year deferral of the effective date for this standard. If the deferral is adopted, we would be required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. We can choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact of adopting this pronouncement and the transition method we will use.
Also in April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents their debt issuance cost on the balance sheet as a direct deduction from the carrying amount of their debt liability, similar to their debt discounts, rather than as an asset as has been done previously. Amortization of the cost is reported as interest expense. We are required to adopt ASU 2015-03 in the first quarter of 2016, with early adoption being permitted. We are also required to apply the new guidance on a retrospective basis, wherein the balance sheet of each period presented is adjusted to reflect the effects of applying the new guidance. At the end of the first quarter, we had $51.2 million of debt issuance costs recorded as assets, which amount to less than 1% of our total assets.

NOTE 2 – Acquisitions and dispositions
On August 5, 2014, we announced our plan to create two publicly traded companies: one exclusively focused on our Broadcasting and Digital businesses, and the other on our Publishing business and related digital operations. Upon separation, the Broadcasting and Digital company will be named TEGNA Inc., and will trade on the New York Stock Exchange under the ticker symbol “TGNA.” The company formed to hold our Publishing business will be named Gannett Co., Inc. and it intends to apply to list its common stock on the New York Stock Exchange under the ticker symbol “GCI.” The planned separation of the Publishing business will be implemented through a tax-free distribution of shares of a new company formed to hold our Publishing assets to our shareholders. We expect to complete the transaction mid-2015, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax-free nature of the distribution, the effectiveness of a Form 10 registration statement, and other customary matters. We filed our initial Form 10 registration statement with the Securities and Exchange Commission on March 12, 2015 and our first amendment to the Form 10 was filed on May 1, 2015. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed.
On December 29, 2014, we sold Gannett Healthcare Group (GHG) to OnCourse Learning, an online education and training provider. GHG is a leading provider of continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals in the United States.
In March 2015, CareerBuilder increased its controlling interest in Economic Modeling Specialists Intl. (EMSI) by 11% from 74% to 85%. EMSI is an economic software firm that specializes in employment data and labor market analysis. EMSI collects and interprets large amounts of labor data, which is used in work force development and talent strategy.
NOTE 3 – Facility consolidation and asset impairment charges
We evaluated the carrying values of property, plant and equipment at certain publishing businesses as a result of our ongoing facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. In 2015, we also recorded non-cash impairment charges to reduce the book value of goodwill. The goodwill impairment non-cash charge resulted from our application of the interim impairment testing provisions included within the goodwill subtopic ASC Topic 350. We are required to test goodwill and other indefinite lived assets for impairment annually. Our annual measurement date for testing is the first day of the fourth quarter. However, because of softening business conditions at one of our smaller Publishing Segment reporting units, we accelerated our testing of this unit in the first quarter of 2015. Our testing showed that the implied fair value of the goodwill was less than the recorded value. Therefore, we recognized a non-cash charge of $5.9 million to reduce the carrying value of goodwill to the implied fair value.
We recorded pre-tax charges for facility consolidations and asset impairments of $12.4 million in the first quarter in 2015. For 2014, we recorded $14.8 million pre-tax charges for the first quarter.
NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at March 29, 2015 and December 28, 2014:

In thousands	Mar. 29, 2015		Dec. 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$4,475,941	$—	$4,499,927	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Mastheads and trade names	951,357	—	951,776	—
Amortizable intangible assets:
Customer relationships	1,076,158	233,070	1,078,738	212,438
Other	279,053	60,577	282,856	53,289
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.

The following table summarizes the changes in our net goodwill balance through March 29, 2015:

In thousands	Broadcasting	Digital	Publishing	Total

Balance at Dec. 28, 2014:
Goodwill	$2,578,601	$1,488,139	$7,662,543	$11,729,283
Accumulated impairment losses	—	(151,970)	(7,077,386)	(7,229,356)
Net balance at Dec. 28, 2014	2,578,601	1,336,169	585,157	4,499,927
Activity during the period:
Acquisitions and adjustments	516	2,248	—	2,764
Impairment	—	—	(5,940)	(5,940)
Foreign currency exchange rate changes	—	(12,425)	(8,385)	(20,810)
Total	516	(10,177)	(14,325)	(23,986)
Balance at Mar. 29, 2015:
Goodwill	2,579,117	1,477,962	7,554,744	11,611,823
Accumulated impairment losses	—	(151,970)	(6,983,912)	(7,135,882)
Net balance at Mar. 29, 2015	$2,579,117	$1,325,992	$570,832	$4,475,941
On July 8, 2014, we acquired six London Broadcasting Company television stations and on October 1, 2014 we completed the acquisition of the remaining 73% that we did not already own in Cars.com (formerly Classified Ventures, LLC). The initial purchase price allocations are preliminary based upon all information available to us at the present time and are subject to change. We continue to review underlying assumptions utilized to calculate the fair value of primarily the indefinite-lived and amortizable intangible assets, property, plant and equipment, investments and deferred income taxes.
NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Mar. 29, 2015	Dec. 28, 2014

Unsecured floating rate term loan due quarterly through August 2018	$115,300	$123,200
VIE unsecured floating rate term loans due quarterly through December 2018	31,254	33,379
Unsecured notes bearing fixed rate interest at 10% due June 2015	66,568	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Borrowings under revolving credit agreement expiring August 2018	510,000	640,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,381,551	4,521,576
Other (fair market value adjustments and discounts)	(22,149)	(25,694)
Total long-term debt	4,359,402	4,495,882
Less current portion of long-term debt maturities of VIE loans	7,854	7,854
Long-term debt, net of current portion	$4,351,548	$4,488,028
For the first three months of 2015, our long-term debt decreased by $136.5 million, primarily reflecting net debt payments of $140.0 million partially offset by debt discount amortization. On March 29, 2015, we had unused borrowing capacity of $759.7 million under our revolving credit agreement.

NOTE 6 – Retirement plans
We, along with our subsidiaries, have various retirement plans, including plans established under collective bargaining agreements. The Gannett Retirement Plan (GRP) is our principal retirement plan. Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Service cost-benefits earned during the period	$1,334	$1,831
Interest cost on benefit obligation	38,327	42,366
Expected return on plan assets	(56,069)	(58,574)
Amortization of prior service cost	1,882	1,882
Amortization of actuarial loss	15,295	11,227
Expense (credit) for company-sponsored retirement plans	$769	$(1,268)
For the thirteen weeks ended March 29, 2015, we contributed $2.9 million (£1.9 million) to the Newsquest Pension Scheme in the U.K. (Newsquest Plan). We contributed $12.0 million to the GRP in the second quarter of 2015 and expect to contribute £6.3 million to the Newsquest Plan throughout the remainder of 2015.
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

In thousands	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Service cost-benefits earned during the period	$106	$118
Interest cost on net benefit obligation	993	1,485
Amortization of prior service credit	(2,500)	(2,367)
Amortization of actuarial loss	400	208
Net periodic post-retirement benefit credit	$(1,001)	$(556)
NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $48.4 million as of March 29, 2015 and $46.8 million as of December 28, 2014. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $7.0 million as of March 29, 2015 and $6.9 million as of December 28, 2014.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $4.5 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the thirteen week periods ended March 29, 2015 and March 30, 2014:

In thousands	Gannett Co., Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	112,894	14,590	127,484
Redeemable noncontrolling interest (income not available to shareholders)	—	(1,233)	(1,233)
Other comprehensive loss	(2,268)	(5,566)	(7,834)
Total comprehensive income	110,626	7,791	118,417
Dividends declared	(45,371)	—	(45,371)
Stock-based compensation	9,114	—	9,114
Treasury shares acquired	(37,520)	—	(37,520)
Other activity	2,723	(969)	1,754
Balance at Mar. 29, 2015	$3,294,486	$241,181	$3,535,667

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	59,159	10,430	69,589
Redeemable noncontrolling interest (income not available to shareholders)	—	(455)	(455)
Other comprehensive income	26,859	242	27,101
Total comprehensive income	86,018	10,217	96,235
Dividends declared	(45,234)	—	(45,234)
Stock-based compensation	8,901	—	8,901
Treasury shares acquired	(37,937)	—	(37,937)
Other activity	9,296	(1,210)	8,086
Balance at Mar. 30, 2014	$2,714,142	$210,702	$2,924,844
In August 2012, our CareerBuilder subsidiary acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. In March 2015, CareerBuilder purchased an additional 11% ownership interest in EMSI. Holders of the remaining 15% ownership interest in EMSI hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of EMSI noncontrolling interest is outside of our control, the balance is presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interest.”

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Dec. 28, 2014	$(1,169,882)	$391,113	$(778,769)
Other comprehensive income (loss) before reclassifications	14,831	(26,744)	(11,913)
Amounts reclassified from accumulated other comprehensive income	9,645	—	9,645
Other comprehensive income (loss)	24,476	(26,744)	(2,268)
Balance at Mar. 29, 2015	$(1,145,406)	$364,369	$(781,037)

Balance at Dec. 29, 2013	$(921,232)	$427,177	$(494,055)
Other comprehensive income before reclassifications	15,104	4,653	19,757
Amounts reclassified from accumulated other comprehensive income	7,102	—	7,102
Other comprehensive income	22,206	4,653	26,859
Balance at Mar. 30, 2014	$(899,026)	$431,830	$(467,196)
Accumulated other comprehensive loss components are included in computing net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Amortization of prior service credit	$(618)	$(485)
Amortization of actuarial loss	15,695	11,435
Total reclassifications, before tax	15,077	10,950
Income tax effect	(5,432)	(3,848)
Total reclassifications, net of tax	$9,645	$7,102
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

The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014:

In thousands	Fair Value Measurements as of Mar. 29, 2015
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$34,901	$—	$—	$34,901
Sundry investments	37,065	—	—	37,065
Total assets	$71,966	$—	$—	$71,966

Contingent consideration payable	$—	$—	$7,974	$7,974
Total liabilities	$—	$—	$7,974	$7,974

In thousands	Fair Value Measurements as of Dec. 28, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$41,017	$—	$—	$41,017
Sundry investments	36,641	—	—	36,641
Total assets	$77,658	$—	$—	$77,658

Contingent consideration payable	$—	$—	$9,912	$9,912
Total liabilities	$—	$—	$9,912	$9,912
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 15% and 27% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the thirteen weeks ended March 29, 2015, the contingent consideration decreased by $1.9 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.59 billion at March 29, 2015 and $4.65 billion at December 28, 2014.
During the first quarter of 2015, a small Publishing Segment goodwill asset was impaired as the implied fair value of the goodwill was less than the recorded value. Implied fair value of the goodwill asset was zero and we recognized a non-cash goodwill impairment charge of $5.9 million to reduce the carrying value to the implied fair value.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Broadcasting, Digital and Publishing. The Broadcasting Segment at the end of the first quarter includes our 46 owned and serviced television stations. The Digital Segment includes Cars.com, CareerBuilder, Shoplocal and PointRoll. The Publishing Segment principally includes local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group.

In thousands	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Net Operating Revenues:
Broadcasting	$396,794	$382,268
Digital	332,699	179,735
Publishing	768,188	842,063
Intersegment eliminations (a)	(24,916)	—
Total	$1,472,765	$1,404,066

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Broadcasting	$175,330	$154,549
Digital	56,153	23,824
Publishing	18,305	42,988
Corporate	(18,860)	(17,367)
Total	$230,928	$203,994

Depreciation, amortization and facility consolidation and asset impairment charges:
Broadcasting	$21,261	$27,194
Digital	32,827	8,288
Publishing	36,125	36,591
Corporate	3,741	5,254
Total	$93,954	$77,327

(a) Includes intersegment eliminations of $19 million for Digital and $5 million for Publishing.
NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended
	Mar. 29, 2015	Mar. 30, 2014

Net income attributable to Gannett Co., Inc.	$112,894	$59,159

Weighted average number of common shares outstanding - basic	227,089	227,230
Effect of dilutive securities:
Restricted stock	2,267	2,711
Performance share units	1,692	1,239
Stock options	883	1,088
Weighted average number of common shares outstanding - diluted	231,931	232,268

Net income per share - basic	$0.50	$0.26
Net income per share - diluted	$0.49	$0.25

The diluted earnings per share amounts exclude the effects of approximately 0.3 million stock options outstanding for the first quarter of 2015 and 2.3 million stock options outstanding for the first quarter of 2014, as their inclusion would be anti-dilutive.
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
We implement our strategy and manage our operations through three business segments: Broadcasting (television), Digital, and Publishing. Through our Broadcasting Segment we own or service (through shared service agreements or similar arrangements) 46 television stations with affiliated digital platforms in 38 markets. These stations serve almost one-third of the U.S. population in markets with more than 35 million households. Excluding owner-operators, we are the No. 1 NBC affiliate group, No. 1 CBS affiliate group, and the No. 4 ABC affiliate group. We are the largest independent station group of major network affiliates in the top 25 markets, with a uniquely diversified portfolio.
Our Digital Segment consists of Cars.com (formerly Classified Ventures, LLC), CareerBuilder, PointRoll and Shoplocal. Cars.com, of which we recently acquired full ownership, is the leading destination for online car shoppers. Cars.com allows consumers to search, compare and connect with sellers and dealers, and provides buyers with greater control over the shopping process. Cars.com hosts approximately four million vehicle listings and serves more than 20,000 customers that are primarily franchise and independent car dealers in all 50 states. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. It provides unmatched reach from employers by offering the largest online career destination in the U.S. for job seekers and maintains the largest online recruitment sales presence in North America. CareerBuilder has made significant investments over the past few years to further its transformation into a global leader in the HR software as a service business.
The Publishing Segment’s operations comprise 100 daily publications and digital platforms in the U.S. and the U.K., more than 400 non-daily publications in the U.S., and more than 125 such titles in the U.K. The Publishing Segment’s 82 U.S. daily publications include USA TODAY, which is currently the nation’s number one newspaper in consolidated print and digital circulation. In the U.K., through our Newsquest group, we produce 18 daily paid-for publications and more than 125 weekly publications, magazines and trade publications. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our publishing operations have strategic business relationships with online affiliates including CareerBuilder, Cars.com, PointRoll and Shoplocal. The Publishing Segment also includes commercial printing, newswire, marketing and data services operations.
Planned Spin-off of Publishing Business
On August 5, 2014, following a lengthy strategic review of our growth strategies and structure, we announced a plan to separate our Publishing business into an independent, publicly traded company. We expect to complete the transaction as a tax-free spin-off in mid-2015, subject to market, regulatory, and certain other conditions. We also announced that Robert J. Dickey has been appointed as CEO-designee of the standalone Publishing company following the separation. The Publishing business will retain the Gannett name and will be the largest U.S. newspaper publisher. The combined Broadcasting and Digital business will be named TEGNA following the separation. The separation is subject to risks, uncertainties and conditions and there can be no assurance that the separation will be completed on the terms or on the timing currently contemplated, or at all.

Results from Operations
Our reportable segments based on our management and internal reporting structures are Broadcasting, Digital, and Publishing. The primary categories of Broadcasting Segment revenue are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are cyclical with peaks occurring in even years (e.g., 2014 and 2012) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry our television signals on their network; 4) digital revenues which encompass digital marketing services and advertising on the stations’ website, tablet and mobile products; and 5) other revenues, which consist of payments by advertisers to television stations for other services, such as production of programming from third parties and production of advertising material. We own and operate a number of stand-alone digital subsidiaries, which are included in our Digital Segment, including two digital leaders, Cars.com and CareerBuilder, as well as several other well-positioned online companies. CareerBuilder, the largest company in the Digital Segment, generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed by affiliated media organizations. Cars.com generates revenues through online automotive advertising targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. We generate revenue within our Publishing Segment through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet as well as niche publications. Across both Broadcasting and Publishing Segments, we generate revenue by providing digital marketing products and services, ranging from search to social media to website development.
Our largest component of operating expense is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Broadcasting Segment, production (raw materials) and distribution costs within the Publishing Segment, and sales and marketing costs within the Digital Segment.

Consolidated Summary
A consolidated summary of our results is presented below:

In thousands, except per share data	First Quarter
	2015	% of Total	2014	% of Total	Change

Operating revenues:
Broadcasting	$396,794	27%	$382,268	27%	4%
Digital	332,699	23%	179,735	13%	85%
Publishing	768,188	52%	842,063	60%	(9%)
Intersegment eliminations	(24,916)	(2%)	—	—%	***
Total operating revenues	$1,472,765	100%	$1,404,066	100%	5%

Operating expenses	$1,241,837		$1,200,072		3%

Operating income:
Broadcasting	$175,330	76%	$154,549	76%	13%
Digital	56,153	24%	23,824	12%	***
Publishing	18,305	8%	42,988	21%	(57%)
Corporate	(18,860)	(8%)	(17,367)	(9%)	9%
Total operating income	$230,928	100%	$203,994	100%	13%
Non-operating expense (income)	42,921		81,905		(48%)
Provision for income taxes	60,523		52,500		15%
Net income attributable to noncontrolling interests	14,590		10,430		40%
Net income attributable to Gannett Co., Inc.	$112,894		$59,159		91%

Net income per share:
Basic	$0.50		$0.26		92%
Diluted	$0.49		$0.25		96%
Weighted average number of common shares outstanding:
Basic	227,089		227,230		0%
Diluted	231,931		232,268		0%
Our operating revenues were $1.47 billion in the first quarter of 2015, an increase of 5% from $1.40 billion in the same quarter last year. The increase was driven by record results in the Digital Segment due to the acquisition of Cars.com and strong organic growth at both Cars.com and CareerBuilder as well as record results in the Broadcasting Segment. Both the Digital and Broadcasting Segments achieved record level of first quarter revenues. A number of factors impacted the first quarter year-over-year comparisons. Broadcasting results were impacted by the absence of the significant Olympics and strong political advertising revenues of $51 million that benefited the first quarter of 2014. Publishing Segment comparisons also reflect the absence of revenues associated with USA Weekend as well as the sale of the Gannett Healthcare Group, Apartments.com and a commercial printing operation as well as a significant year-over-year decline in the U.K exchange rate. A separate discussion of pro forma information begins on page 28.
Operating expenses increased 3% for the first quarter of 2015 driven primarily by the acquisition of Cars.com in the Digital Segment and increased programming costs related to reverse network compensation in the Broadcasting Segment partially offset by lower Publishing Segment expenses. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 22.
Non-operating expense decreased from $81.9 million for the first quarter of 2014 to $42.9 million in the first quarter of 2015, driven primarily by the gain on the sale of the Gannett Healthcare Group which occurred in the first quarter of 2015 as well as costs associated with a redemption of notes in the first quarter a year ago. Equity income in unconsolidated investees totaled $5.1 million in the first quarter of 2015, a decrease of 40%, reflecting the absence of equity income from Classified Ventures, which was acquired in the fourth quarter of 2014. Interest expense was $70.8 million in the first quarter compared to $69.6 million in the same period last year, reflecting higher average debt outstanding due to the Classified Ventures acquisition partially offset by a lower average interest rate. The total average outstanding debt was $4.46 billion for the first quarter of

2015, compared to $3.65 billion last year. The weighted average interest rate on total outstanding debt was 6.03% for the first quarter of 2015 compared to 7.15% last year.
Our reported effective income tax rate was 34.9% for the first quarter of 2015, compared to 47.0% for the first quarter of 2014. These rates reflect special items. The first quarter 2014 rate was higher than the first quarter 2015 rate primarily due to a $23.8 million tax charge recognized upon the sale of KMOV-TV in St. Louis, MO in February 2014, partially offset by tax benefits from other first quarter 2014 special items. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 28.
The weighted average number of diluted shares outstanding for the first quarter of 2015 decreased by 0.3 million shares from 2014. This decline reflects shares repurchased in the second quarter of 2014 and first quarter of 2015, partially offset by issuances of additional equity-based awards. See Part II, Item 2 for information on share repurchases.
Segment Results
The following is a discussion of our reported operating segment results for the first quarter of 2015. Unless otherwise noted, all comparisons are to the comparable prior year period.
Broadcasting Segment Results
A summary of our Broadcasting Segment results is presented below:

In thousands	First Quarter
	2015	2014	Change

Operating revenues	$396,794	$382,268	4%
Operating expenses:
Operating expenses, exclusive of depreciation	212,912	200,525	6%
Depreciation	13,296	11,697	14%
Amortization	5,598	5,741	(2%)
Transformation items	(10,342)	9,756	***
Total operating expenses	221,464	227,719	(3%)
Operating income	$175,330	$154,549	13%
Broadcasting Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	First Quarter
	2015	2014	Change

Core (Local & National)	$253,108	$257,371	(2%)
Political	2,054	9,976	(79%)
Retransmission (a)	110,188	87,468	26%
Digital	23,808	21,408	11%
Other	7,636	6,045	26%
Total	$396,794	$382,268	4%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Broadcasting Segment revenues in the first quarter of 2015 increased 4% to $396.8 million. The increase was driven by significantly higher retransmission and record Super Bowl advertising as well as the addition of the London Broadcasting Company television stations, partially offset by the absence of $51 million in Olympic and politically related advertising that occurred in the first quarter last year. Core advertising revenues, which consist of Local and National non-political advertising, were negatively impacted by the same Olympics comparison last year, decreased 2% to $253.1 million in the first quarter of 2015. Political advertising revenues decreased 79% to $2.1 million compared to $10.0 million in the first quarter a year ago. Political revenues are higher in even-numbered years. Retransmission revenues increased 26% to $110.2 million in the quarter resulting from newly negotiated agreements at the end of last year as well as rate increases. Digital revenues increased 11% to $23.8 million in the first quarter of 2015, reflecting continued growth from digital marketing services products.
Broadcasting Segment operating expenses for the first quarter of 2015 decreased 3% to $221.5 million primarily due to a gain on a building sale, partly offset by higher reverse network fees. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 22.
Digital Segment Results
The Digital Segment includes results for stand-alone digital subsidiaries including Cars.com, CareerBuilder, PointRoll, and Shoplocal. Many of our other digital offerings are tightly integrated within our existing publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of the Publishing and Broadcasting Segments. On October 1, 2014, we completed the acquisition of the remaining 73% interest that we did not already own in Cars.com. The results for the first quarter of 2015 include results for Cars.com. The prior year period does not include results for Cars.com, impacting year-over-year comparisons.
A summary of our Digital Segment results is presented below:

In thousands	First Quarter
	2015	2014	Change

Operating revenues	$332,699	$179,735	85%
Operating expenses:
Operating expenses, exclusive of depreciation	245,893	147,623	67%
Depreciation	7,853	4,553	72%
Amortization	22,800	3,735	***
Total operating expenses	276,546	155,911	77%
Operating income	$56,153	$23,824	***
Digital Segment operating revenues increased 85% to $332.7 million in the first quarter of 2015 compared to $179.7 million in 2014, primarily driven by the acquisition and strong organic growth of Cars.com. CareerBuilder revenues were up 4% for the quarter, driven by increased sales of digital software-as-a-service products. A separate discussion of pro forma information begins on page 28.
Digital Segment operating expenses increased 77% to $276.5 million in the first quarter of 2015, primarily due to the Cars.com acquisition, partly offset by lower CareerBuilder operating expenses. As a result of these factors, Digital Segment operating income increased to $56.2 million in the first quarter of 2015, an increase of 136% over the comparable period in 2014. A separate discussion of operating expenses excluding special items (non-GAAP basis) begins on page 22.

Publishing Segment Results
A summary of our Publishing Segment results is presented below:

In thousands	First Quarter
	2015	2014	Change

Operating revenues	$768,188	$842,063	(9%)
Operating expenses:
Operating expenses, exclusive of depreciation	713,758	762,484	(6%)
Depreciation	24,593	23,260	6%
Amortization	3,689	3,787	(3%)
Facility consolidation and asset impairment charges	7,843	9,544	(18%)
Total operating expenses	749,883	799,075	(6%)
Operating income	$18,305	$42,988	(57%)
Publishing Segment operating revenues are derived principally from advertising sales (58% of total publishing revenues in the first quarter of 2015) and circulation sales (36% of total publishing revenues in the first quarter of 2015). Advertising revenues include those derived from advertising placed with print products as well as publishing related Internet desktop, smartphone and tablet applications. Circulation revenues are derived principally from distributing our publications on our digital platforms, from home delivery and from single copy sales of our publications. Other publishing revenues are mainly from commercial printing. Our results at Newsquest, are translated from the British pound to U.S. dollar at the average exchange rate, which declined 8% in the first quarter of 2015 compared to the same quarter last year. This decline unfavorably impacted first quarter 2015 revenues by approximately $10 million.
The table below presents the main components of Publishing Segment revenues:

In thousands	First Quarter
	2015	2014	Change

Advertising	$444,408	$501,300	(11%)
Circulation	273,234	282,076	(3%)
All other	50,546	58,687	(14%)
Total Publishing Segment revenues	$768,188	$842,063	(9%)
Advertising revenues for 2015 decreased $56.9 million or 11%. The decrease reflects lower advertising demand due to general trends in the newspaper industry, the absence of revenues associated with USA Weekend, Gannett Healthcare Group, and Apartments.com, as well as a year-over-year decline in the U.K. exchange rate.
Publishing Segment digital revenues were up for the first quarter of 2015 in the U.S. as well as at Newsquest in the U.K., benefiting from our continued focus on digital marketing services. Domestic U.S. digital revenues were up 4%, while digital revenues at Newsquest increased 16% in local currency.
The table below presents the principal components of Publishing Segment advertising revenues. These amounts include advertising revenue from printed publications as well as online advertising revenue from desktop, smartphone and tablets affiliated with the publications.

In thousands	First Quarter
	2015	2014	Change

Retail	$229,565	$252,985	(9%)
National	59,498	83,702	(29%)
Classified	155,345	164,613	(6%)
Total Publishing Segment advertising revenues	$444,408	$501,300	(11%)

The table below presents the percentage change in 2015 compared to 2014 for each of the major advertising and classified revenue categories, presented as if the USA Weekend shutdown, Gannett Healthcare Group sale, and Apartments.com sale occurred at the beginning of 2014. Total advertising revenues associated with USA Weekend, Gannett Healthcare Group and Apartments.com were $21 million in the first quarter of 2014.

	First Quarter
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Retail	(7%)	(1%)	(7%)
National	(20%)	(1%)	(19%)
Classified:
Automotive	(3%)	(7%)	(5%)
Employment	(2%)	(5%)	(5%)
Real Estate	(1%)	(10%)	(8%)
Legal	(7%)	—%	(7%)
Other	(2%)	(5%)	(6%)
Total Classified	(3%)	(6%)	(6%)
Total Publishing Segment advertising revenues	(8%)	(4%)	(8%)
Retail advertising revenues, as adjusted, were down $17.3 million or 7% in the first quarter of 2015. In the U.S., retail advertising decreased 7% which was unfavorably impacted by lower advertising demand and the harsh winter weather in the first quarter of 2015. In the U.K., retail advertising revenues declined 1% in local currency but showed a sequential improvement from the fourth quarter 2014 comparison.
National advertising revenues, as adjusted, were down $13.8 million or 19% in the first quarter of 2015, primarily due to lower advertising sales for USCP, Newsquest, and USA TODAY. The decline reflects generally soft advertising demand.
Classified advertising revenues, as adjusted, declined 3% in the U.S. and 6% in the U.K in the first quarter of 2015. Domestically, automotive advertising was down 3% for the quarter while employment and real estate declined 2% and 1%, respectively. In the U.K., all classified advertising categories were lower as a result of general trends in the newspaper industry.
Total circulation revenues decreased 3% to $273.2 million in the first quarter of 2015. These revenues were driven by a reduction in volume that was a result of general industry trends and the impact of price increases in the prior year. Price increases contributed positively to circulation revenues in the first quarter while foreign currency negatively affected circulation revenues by $2.3 million. Circulation revenues for our local domestic publishing business were relatively flat in the first quarter of 2015, reflecting ongoing strength of the All Access Subscription Model as well as strategic home delivery price increases at our local domestic publishing sites. Circulation revenues at USA TODAY were 10% lower in the first quarter due to planned volume losses. In the U.K., circulation revenues in local currency were 4% lower in the first quarter reflecting lower copy sales.
Commercial printing and other publishing revenues were down 14% for the quarter and totaled $50.5 million, primarily reflecting the sale of a print business. Commercial printing revenues in the U.S. and U.K. combined accounted for nearly 61% of total other revenues.
Publishing Segment operating expenses decreased 6% in the quarter to $749.9 million compared to $799.1 million last year. This decrease was primarily due to continued cost efficiency efforts. Newsprint expense was 23% lower in the quarter, due primarily to declines in consumption and the absence of USA Weekend.
Publishing Segment operating income was $18.3 million in the quarter compared to $43.0 million last year, a decrease of 57%. Publishing Segment operating income for the quarter was impacted by declining revenues that are reflective of general trends in the newspaper industry and soft economic conditions affecting advertising demand. Comparisons were adversely impacted by higher workforce restructuring charges and an asset impairment charge recognized in 2015. Financial results and comparisons excluding the impact of these special items are discussed in the “Results from Operations - Non-GAAP and Pro Forma Information” below.
Corporate Expense
Corporate expense in the first quarter increased 9% to $18.9 million, mainly due to increased costs related to the planned separation of our publishing business.

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
We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, non-cash asset impairment charges, certain gains and expenses recognized in non-operating categories and certain charges to our income tax provision.
We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income attributable to Gannett before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income, (5) other non-operating items, (6) workforce restructuring, (7) other transformation items, (8) asset impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income attributable to Gannett. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income.
Workforce restructuring and transformation items primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions. Workforce restructuring expenses include payroll and related benefit costs. Transformation items include incremental expenses incurred by us to execute on our transformation and growth plan and incremental expenses and gains associated with optimizing our real estate portfolio. Transformation items also include amortization of acquired advertising contracts. Asset impairment charges reflect non-cash charges to reduce the book value of a certain intangible asset to its respective fair value, as our projections for the business underlying the related asset had declined.
In the first quarter of 2015, special items were recorded in other non-operating items primarily related to the pre-tax gain of $44 million related to the sale of the Gannett Healthcare Group, partly offset by costs related to the planned spin-off of our publishing operation. Other non-operating items for the first quarter of 2014 included special charges primarily related to the early retirement of our 9.375% notes due in 2017. The charges included a call premium paid as well as the write off of unamortized debt issuance costs and original issue discount. We also incurred expenses related to the consent solicitation relating to the Belo debentures we assumed as part of the Belo transaction. The income tax provision for the first quarter of 2014 reflects a charge related to the sale of our interest in television station KMOV‑TV in St. Louis, MO, in February 2014.
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

Discussion of special charges and credits affecting reported results

Our results for the first quarter of 2015 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring;

•	Transformation items;

•	Non-cash asset impairment charge; and

•	Other non-operating gain related to the sale of Gannett Healthcare Group and charges related to the planned spin-off of our Publishing business.
Results for the first quarter of 2014 included the following special items:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Other non-operating charges; and

•	A tax charge related to the sale of our interest in KMOV-TV.

Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	First Quarter
	2015	2014	Change

Operating revenues	$1,472,765	$1,404,066	5%
Adjusted operating expenses	1,229,020	1,177,307	4%
Adjusted operating income	$243,745	$226,759	7%

Adjusted net income attributable to Gannett Co., Inc.	$112,765	$108,424	4%
Adjusted diluted earnings per share	$0.49	$0.47	4%
Operating revenues totaled $1.47 billion in the first quarter of 2015, up 5% from $1.40 billion in the first quarter of 2014. Results were driven by increases in Broadcasting and Digital Segment revenues partially offset by the softness in Publishing Segment revenues.
Broadcasting Segment revenues increased 4% in the first quarter of 2015 to a record high, reflecting significantly higher retransmission revenues and record Super Bowl revenues as well as the addition of the London Broadcasting Company television stations, partly offset by the absence of Olympic and political spending in the quarter. Digital Segment revenues increased 85% for the first quarter to a record high, which was driven by the acquisition and strong organic growth of Cars.com. Publishing Segment revenues were down 9% in the first quarter of 2015, reflecting continued pressure on advertising demand, partially offset by higher revenue associated with digital advertising and marketing solutions.

A summary of the impact of special items on our operating expenses is presented below:

In thousands	First Quarter
	2015	2014	Change

Operating expenses (GAAP basis)	$1,241,837	$1,200,072	3%
Remove special items:
Workforce restructuring	(13,142)	(3,465)	***
Transformation items	6,265	(19,300)	***
Asset impairment charges	(5,940)	—	***
As adjusted (non-GAAP basis)	$1,229,020	$1,177,307	4%
Adjusted operating expenses increased 4% for the first quarter mainly due to the acquisition of Cars.com, partially offset by lower Publishing Segment expenses reflecting lower volume and continued cost efficiency efforts.
A summary of the impact of special items on operating income is presented below:

In thousands	First Quarter
	2015	2014	Change

Operating income (GAAP basis)	$230,928	$203,994	13%
Remove special items:
Workforce restructuring	13,142	3,465	***
Transformation items	(6,265)	19,300	***
Asset impairment charges	5,940	—	***
As adjusted (non-GAAP basis)	$243,745	$226,759	7%
Adjusted operating income increased 7% for the first quarter, reflecting higher Broadcasting and Digital Segment adjusted operating income, partially offset by lower Publishing Segment adjusted operating income. Adjusted Broadcasting Segment operating income increased 1% to $165.3 million for the quarter reflecting substantially higher retransmission and record Super Bowl revenues, partially offset by the absence of $51 million in Olympic and politically related advertising that occurred in the first quarter last year. Adjusted Digital Segment operating income was $59.2 million for the quarter driven primarily by the acquisition of Cars.com and strong results at CareerBuilder. Adjusted Publishing Segment operating income was $38.1 million for the quarter, impacted by general trends in the newspaper industry and soft economic conditions affecting advertising demand, changes to the Cars.com new affiliate agreement and the absence of Apartments.com.

A summary of the impact of special items on non-operating income (expense), net income attributable to Gannett Co., Inc. and diluted earnings per share is presented below:

In thousands, except share data	First Quarter
	2015	2014	Change

Total non-operating income (expense) (GAAP basis)	$(42,921)	$(81,905)	(48%)
Remove special items:
Non-operating items	(25,680)	20,400	***
As adjusted (non-GAAP basis)	$(68,601)	$(61,505)	12%

Net income attributable to Gannett Co., Inc. (GAAP basis)	$112,894	$59,159	91%
Remove special items (net of tax):
Workforce restructuring	8,399	2,265	***
Transformation items	(4,126)	11,100	***
Asset impairment charges	3,658	—	***
Non-operating items	(8,060)	12,100	***
Special tax charges	—	23,800	***
As adjusted (non-GAAP basis)	$112,765	$108,424	4%

Diluted earnings per share (GAAP basis)	$0.49	$0.25	96%
Remove special items (net of tax):
Workforce restructuring	0.04	0.01	***
Transformation items	(0.02)	0.05	***
Asset impairment charges	0.02	—	***
Non-operating items	(0.03)	0.05	***
Special tax charges	—	0.10	***
As adjusted (non-GAAP basis) (a)	$0.49	$0.47	4%

(a) Total per share amount may not sum due to rounding.
As adjusted net income attributable to Gannett increased 4% for the quarter. As adjusted diluted earnings per share increased 4% for the first quarter. These increases were due to higher Broadcasting and Digital Segment adjusted operating income partially offset by lower Publishing Segment adjusted operating income.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	First Quarter
	2015	2014	Change

Net income attributable to Gannett Co., Inc. (GAAP basis)	$112,894	$59,159	91%
Net income attributable to noncontrolling interests	14,590	10,430	40%
Provision for income taxes	60,523	52,500	15%
Interest expense	70,759	69,648	2%
Equity income in unconsolidated investees, net	(5,058)	(8,491)	(40%)
Other non-operating items	(22,780)	20,748	***
Operating income (GAAP basis)	230,928	203,994	13%
Workforce restructuring	13,142	3,465	***
Transformation items	(6,265)	19,300	***
Asset impairment charges	5,940	—	***
Adjusted operating income (non-GAAP basis)	243,745	226,759	7%
Depreciation	49,483	44,764	11%
Adjusted amortization (non-GAAP basis)	32,087	13,263	***
Adjusted EBITDA (non-GAAP basis)	$325,315	$284,786	14%

Our Adjusted EBITDA increased 14% to $325.3 million for the first quarter. The increase was driven by the acquisition of Cars.com and strong results in the Broadcasting Segment. The Broadcasting and Digital Segments represent nearly 85% of the Adjusted EBITDA for the first quarter.
Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Broadcasting Segment is presented below:

In thousands	First Quarter
	2015	2014	Change

Broadcasting Segment operating expenses (GAAP basis)	$221,464	$227,719	(3%)
Remove special items:
Workforce Restructuring	(348)	—	***
Transformation items	10,342	(9,756)	***
As adjusted (non-GAAP basis)	$231,458	$217,963	6%

Broadcasting Segment operating income (GAAP basis)	$175,330	$154,549	13%
Remove special items:
Workforce Restructuring	348	—	***
Transformation items	(10,342)	9,756	***
As adjusted (non-GAAP basis)	$165,336	$164,305	1%
Adjusted Broadcasting Segment operating expenses increased 6% for the first quarter reflecting the addition of London Broadcasting Company television stations, reverse network compensation and investments in our digital sales initiatives. Adjusted expenses on a pro forma basis increased by 1% year-over-year. Adjusted operating income for the Broadcasting Segment was $165.3 million for the quarter, an increase of 1%.

Digital Segment - Non-GAAP
A summary of the impact of special items on the Digital Segment is presented below:

In thousands	First Quarter
	2015	2014	Change

Digital Segment operating expenses (GAAP basis)	$276,546	$155,911	77%
Remove special items:
Workforce Restructuring	(849)	—	***
Transformation items	(2,174)	—	***
As adjusted (non-GAAP basis)	$273,523	$155,911	75%

Digital Segment operating income (GAAP basis)	$56,153	$23,824	***
Remove special items:
Workforce Restructuring	849	—	***
Transformation items	2,174	—	***
As adjusted (non-GAAP basis)	$59,176	$23,824	***
Adjusted Digital Segment operating expenses increased 75% for the first quarter due to the acquisition of Cars.com. Adjusted expenses on a pro forma basis were relatively unchanged for the first quarter reflecting lower traffic acquisition costs and favorable changes to affiliate agreements at Cars.com as well as cost efficiencies at CareerBuilder.
Adjusted operating income for the Digital Segment was $59.2 million for the first quarter, an increase of 148%. Adjusted operating income on a pro forma basis increased by 99% due to strong results at Cars.com and CareerBuilder.
Publishing Segment - Non-GAAP
A summary of the impact of special items on the Publishing Segment is presented below:

In thousands	First Quarter
	2015	2014	Change

Publishing Segment operating expenses (GAAP basis)	$749,883	$799,075	(6%)
Remove special items:
Workforce restructuring	(11,945)	(3,465)	***
Transformation items	(1,903)	(9,544)	(80%)
Asset impairment charges	(5,940)	—	***
As adjusted (non-GAAP basis)	$730,095	$786,066	(7%)

Publishing Segment operating income (GAAP basis)	$18,305	$42,988	(57%)
Remove special items:
Workforce restructuring	11,945	3,465	***
Transformation items	1,903	9,544	(80%)
Asset impairment charges	5,940	—	***
As adjusted (non-GAAP basis)	$38,093	$55,997	(32%)
Publishing Segment adjusted operating expenses decreased by 7% for the first quarter of 2015 due to lower costs from reduced circulation volumes as well as efficiency gains generated by Gannett Publishing Services and other direct cost reductions. These reductions were partially offset by cost increases related to the new Cars.com affiliate agreement. Adjusted operating expenses on a pro forma basis decreased by 4% for the first quarter of 2015.
Adjusted operating income for the Publishing Segment was $38.1 million for the first quarter of 2015, a decrease of 32% compared to the same period last year, reflecting higher costs related to changes in the new Cars.com affiliate agreement, partially offset by a reduction in expenses. On a pro forma basis, adjusted Publishing Segment operating income decreased 33% for the first quarter.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	First Quarter
	2015	2014

Income before income taxes as reported	$188,007	$122,089
Net income attributable to noncontrolling interests	(14,590)	(10,430)
Gannett pretax income (GAAP basis)	173,417	111,659
Remove special items:
Workforce restructuring	13,142	3,465
Transformation items	(6,265)	19,300
Asset impairment charges	5,940	—
Non-operating items	(25,680)	20,400
As adjusted (non-GAAP basis)	$160,554	$154,824

Provision for income taxes as reported (GAAP basis)	$60,523	$52,500
Remove special items:
Workforce restructuring	4,743	1,200
Transformation items	(2,139)	8,200
Asset impairment charges	2,282	—
Non-operating items	(17,620)	8,300
Special tax charge	—	(23,800)
As adjusted (non-GAAP basis)	$47,789	$46,400

Effective tax rate (GAAP basis)	34.9%	47.0%
As adjusted effective tax rate (non-GAAP basis)	29.8%	30.0%
The adjusted effective tax rate for the first quarter of 2015 was 29.8%, unchanged as compared to the 30.0% adjusted effective tax rate for the comparable period last year.
Presentation of Pro Forma Information
Pro forma information is presented on the basis as if the acquisition of Cars.com had occurred on the first day of 2014. The pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since the beginning of 2014. Pro forma adjustments also reflect the sale of Gannett Healthcare Group, Apartments.com and a commercial printing business as well as the shutdown of USA Weekend. The pro forma adjustments reflect the sales and shutdown of those businesses if they all had occurred on the first day of 2014.
Pro forma adjustments for Cars.com reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired and the alignment of accounting policies for all acquisitions. The pro forma adjustments include a decrease of revenue and expense for Apartments.com, which was sold by Classified Ventures in the second quarter of 2014. Adjustments also include a decrease of revenue and expense related to the sale of a printing press in the second quarter of 2014, the shutdown of USA Weekend in the fourth quarter of 2014 and the sale of the Gannett Healthcare Group on December 29, 2014.

Reconciliations of our Digital Segment and Publishing Segment revenues and expenses on an as reported basis to a pro forma basis for the first quarter in 2014 are below:

In thousands	First Quarter 2014
	Gannett (as reported)	Pro Forma Adjustments (a)	Gannett Pro Forma Combined

Digital operating revenue	$179,735	$122,697	$302,432
Digital operating expenses	155,911	116,736	272,647
Digital operating income	$23,824	$5,961	$29,785

(a) The pro forma adjustments include additions to revenue and expenses for the acquisition of Cars.com as if it had occurred on the first day of 2014. With the acquisition of Cars.com in the fourth quarter of 2014, we began reporting intersegment eliminations separately. In addition, prior quarter intersegment eliminations that were previously reported within the Digital Segment were adjusted on a pro forma basis to the new intersegment elimination line.

Digital Segment revenues on a pro forma basis increased 10% for the first quarter driven mainly by strong growth at Cars.com and continued gains at CareerBuilder. Cars.com revenues were up 28% reflecting the new affiliate agreement economics as well as organic growth in Cars.com direct markets. CareerBuilder revenues were up 4% for the quarter, driven by increased sales of its digital software-as-a-service products. On a pro forma basis, Digital Segment operating expenses were relatively unchanged.

In thousands	First Quarter 2014
	Gannett (as reported)	Special Items(a)	Pro Forma Adjustments (b)	Gannett Pro Forma Combined

Publishing revenue:
Advertising	$501,300	$—	$(16,297)	$485,003
Circulation	282,076	—	(98)	281,978
Other	58,687	—	(5,867)	52,820
Total publishing revenue	842,063	—	(22,262)	819,801
Publishing expenses	799,075	(13,009)	(23,337)	762,729
Publishing operating income	$42,988	$13,009	$1,075	$57,072

(a) See reconciliation of special items beginning on page 22.
(b) The pro forma adjustments include a decrease of revenue and expense for Apartments.com, which was sold by Classified Ventures in the second quarter of 2014. Pro forma adjustments also include a decrease of revenue and expense related to the sale of a printing press in the second quarter of 2014, the shutdown of USA Weekend in the fourth quarter of 2014 and the sale of Gannett Healthcare Group on December 29, 2014. With the acquisition of Cars.com in the fourth quarter of 2014, we began reporting intersegment eliminations separately. In addition, prior quarter intersegment eliminations that were previously reported within the Publishing Segment were adjusted on a pro forma basis to the new intersegment elimination line.

Publishing Segment revenues, on a pro forma basis, were down 6% in the first quarter of 2015, reflecting continued pressure on print advertising demand and a decline in the U.K. exchange rate, partially offset by higher revenue associated with digital advertising and marketing solutions. On a constant currency basis, pro forma Publishing Segment revenues were down 5%, a sequential improvement from fourth quarter 2014 year-over-year comparisons. Publishing Segment operating expenses were down 4% in the first quarter of 2015, reflecting volume declines and ongoing efforts to create efficiencies.

Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Broadcasting Segment Revenues - Broadcasting Segment revenues will be impacted by challenging year-over-year comparisons, due to the cyclical absence of record political revenues. These revenues totaled $159 million in 2014 with $132 million generated in the second half of the year. We anticipate Broadcasting Segment revenues in 2015 will benefit from higher retransmission revenues and television digital revenue growth. Based on current trends, we expect the percentage increase in total television revenues for the second quarter of 2015 compared to the same quarter in 2014 to be up in the mid-single digits despite challenging year-over-year comparisons as the second quarter of 2014 benefited from political advertising of $17 million.

•
Acquisition of remaining 73% interest in Classified Ventures LLC - On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures, LLC, which owns Cars.com, for $1.8 billion. With respect to the financial impact of consolidating Cars.com and the impact of the new affiliate agreements that went into effect at closing, we expect a substantial increase in Digital Segment Revenues and Adjusted EBITDA in 2015. The Publishing Segment Adjusted EBITDA year-over-year comparison will be unfavorably impacted by approximately $6 million in each of the second and third quarters of 2015, as a result of changes to the Cars.com affiliate agreement.

•
Sale of Gannett Healthcare Group and shutdown of USA Weekend - On December 29, 2014, we sold Gannett Healthcare Group to OnCourse Learning, an online education and training provider. Late in the fourth quarter of 2014, we also shutdown USA Weekend. Publishing Segment revenue comparisons between 2015 and 2014 will be impacted by the absence of approximately $65 million for these two businesses.

•
Foreign Currency - Our U.K. publishing operations are conducted through our Newsquest subsidiary. Newsquest earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve Newsquest revenue and earnings contributions to consolidated results. A weakening of that exchange rate (i.e., a stronger U.S. dollar) will have a negative impact. Results for the first quarter of 2015 were translated from the British pound to U.S. dollars at an average rate of 1.52 compared to 1.65 in the first quarter last year. This 8% decline in the exchange rate unfavorably impacted first quarter 2015 revenue comparisons by approximately $10 million and diluted net income per share of approximately $0.01.

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
In February 2012, we announced a new capital allocation plan, which aimed to return $1.3 billion to shareholders by 2015. This plan included increasing our dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, we announced that the existing share buyback program was replaced with a new $300 million authorization projected to be completed within the two year period following its announcement. We suspended share repurchases in mid-2014 in connection with our acquisition of Cars.com. The temporary suspension on the repurchases was lifted in February 2015 and for the first quarter, we repurchased $37.5 million of stock. As of March 29, 2015, we had $111.4 million remaining under this authorization.
At the end of the first quarter, our total long-term debt was $4.35 billion and our leverage ratio was 2.84x, substantially below the maximum leverage ratio of 4.0x permitted by our Amended and Restated Credit Agreement. Cash and cash equivalents at the end of the first quarter totaled $135.7 million.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
Our net cash flow from operating activities was $145.5 million for the first three months of 2015, compared to $166.0 million for the first three months of 2014. The decrease in net cash flow from operating activities was due to the absence of $51 million of political and Olympic revenue achieved in the first quarter last year, routine working capital changes, the timing of certain reverse network compensation payments and payments related to previously accrued expenses for the shutdown of USA Weekend.

Cash flows from investing activities totaled $79.0 million for the first three months of 2015, compared to cash outflows of $5.0 million for the same period in 2014 or a difference of $84.0 million. The significant increase in cash inflows was due primarily to $103.8 million received in the first quarter of 2015 for the sale of certain assets, including Gannett Healthcare Group, compared to $44.7 million last year. In addition, payments for acquisitions totaled $8.6 million in the first quarter of 2015 compared to $32.6 million last year.
Cash flows used for financing activities totaled $206.8 million for the first three months of 2015, compared to $337.4 million for the first three months of 2014. The decrease in cash flows used for financing activities was mainly due to lower debt payments made in 2015 compared to the same period in 2014. We paid $140.0 million in debt payments in the first quarter of 2015 compared to $257.9 million in the first quarter last year.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $129.2 million for the quarter ended March 29, 2015. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	First Quarter
	2015	2014

Net cash flow from operating activities	$145,464	$166,002
Purchase of property, plant and equipment	(19,121)	(21,851)
Payments for investments	(5,000)	(1,000)
Proceeds from investments	7,883	5,759
Free cash flow	$129,226	$148,910
Our free cash flow in the first quarter of 2015 is lower than the same quarter in 2014 driven by the same factors impacting cash flow from operations.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Annual Report on Form 10-Q contain certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. We are not responsible for updating or revising any forward-looking statements, whether the result of new information, future events or otherwise, except as required by law.

Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors:
(a) competitive pressures in the markets in which we operate; (b) increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising; (c) a decline in viewership of major networks and local news programming resulting from alternative forms of media, or other factors; (d) macroeconomic trends and conditions; (e) economic downturns leading to a continuing or accelerated decrease in circulation or local, national or classified advertising; (f) potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks; (g) an accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors; (h) an inability to adapt to technological changes or grow our digital business; (i) an increase in newsprint, syndication programming costs or reverse retransmission payments over the levels anticipated; (j) labor relations, including, but not limited to, labor disputes which may cause revenue declines or increased labor costs; (k) an inability to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures; (l) our ability to attract and retain employees; (m) rapid technological changes and frequent new product introductions prevalent in electronic publishing and digital businesses; (n) an increase in interest rates; (o) a weakening in the British pound to U.S. dollar exchange rate; (p) volatility in financial and credit markets which could affect the value of retirement plan assets and our ability to raise funds through debt or equity issuances and otherwise affect our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms; (q) changes in the regulatory environment which could encumber or impede our efforts to improve operating results or the value of assets; (r) credit rating downgrades, which could affect the availability and cost of future financing; (s) adverse outcomes in proceedings with governmental authorities or administrative agencies; (t) the proposed separation of our Publishing business from our Broadcasting and Digital businesses may be distracting to management and may not be completed on the terms or timeline currently contemplated, if at all; and (u) an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges. We continue to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. We are exposed to foreign exchange rate risk primarily due to our operations in the United Kingdom, for which the British pound is the functional currency. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income for the first quarter of 2015 would have increased or decreased approximately 1%.
At the end of the first quarter of 2015, we had $656.6 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of $3 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.59 billion at March 29, 2015 and $4.65 billion at December 28, 2014.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of March 29, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments with respect to our potential liability for environmental matters previously reported in our 2014 Annual Report on Form 10-K.
Item 1A. Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

12/29/14 – 2/1/15	—	$—	—	$148,931,803
2/2/15 – 3/1/15	407,000	$34.27	407,000	$134,983,800
3/2/15 – 3/29/015	663,000	$35.55	663,000	$111,411,466
Total First Quarter 2015	1,070,000	$35.07	1,070,000	$111,411,466
On June 11, 2013, our Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). This program was temporarily suspended in the third quarter of 2014 in support of the Cars.com acquisition. Share repurchases started again in the first quarter 2015 under the new program and will continue until we complete our plan to create two publicly traded companies through the separation of our Publishing business from our Broadcasting and Digital businesses. We currently anticipate that each of the separate companies will approve new share repurchase programs upon completion of this transaction. Under the Broadcasting and Digital company, a new $750 million share repurchase program is expected to be authorized and used over the three-year period after the separation. The Publishing company is expected to authorize a $150 million share repurchase program that is expected to be used over a three-year period.
After the transaction, the Broadcasting and Digital company expects to pay a regular cash dividend of $0.56 per share annually and the Publishing company expects to pay a regular cash dividend of $0.32 per share annually (subject to adjustment based on the final distribution ratio). When combined, this represents a 10% increase over our current annual dividend.
As of March 29, 2015, 48,000 shares were repurchased as part of the publicly announced repurchase program, but were settled after the quarter ended. The effect of those repurchases decreased the maximum dollar value available under the program to $109,679,964.
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

Date: May 6, 2015	GANNETT CO., INC.

/s/ Victoria D. Harker
Victoria D. Harker
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Gannett Co., Inc.’s Form 8-K dated April 29, 2015 and filed on May 1, 2015.

3-2	Amended by-laws of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.2 to Gannett Co., Inc.’s Form 8-K dated July 29, 2014 and filed on August 1, 2014.

4-1	Specimen Certificate for Gannett Co., Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to Gannett Co., Inc.’s Form 8-B filed on June 14, 1972.

10-1
Seventh Amendment, dated as of February 13, 2015, to the Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013 and as further amended by the Sixth Amendment thereto, dated as of September 24, 2013, among Gannett Co., Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

10-2	Amendment Number 1 to 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010)*	Incorporated by reference to Exhibit 10-1 to Gannett Co., Inc.’s Form 8-K dated February 24, 2015 and filed on February 25, 2015.

10-3	Agreement, dated as of March 1, 2015, by and among the Icahn Group and Gannett Co., Inc.	Incorporated by reference to Exhibit 99.2 to Gannett Co., Inc.’s Form 8-K filed on March 2, 2015.

10-4	Compensation for Non-Employee Directors*	Attached.

10-6-11	Form of Executive Officer Performance Share Award Agreement*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 29, 2015 and December 28, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 29, 2015 and March 30, 2014, (iv) Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 29, 2015 and March 30, 2014, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.