Form 10-Q
period 2015-06-28
TEGNA INC
filed 2015-08-05
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-6961
___________________________
TEGNA INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	16-0442930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia	22107-0150
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 854-7000.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of June 28, 2015 was 226,471,846.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
TEGNA Inc. and Subsidiaries
In thousands, except share data

	Jun. 28, 2015	Dec. 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,088	$118,484
Trade receivables, less allowance for doubtful accounts (2015 - $20,722; 2014 - $16,498)	858,038	912,004
Other receivables	36,212	72,763
Inventories	37,993	38,861
Deferred income taxes	167,950	158,648
Assets held for sale	211,479	69,998
Prepaid expenses and other current assets	85,637	109,707
Total current assets	1,616,397	1,480,465
Property, plant and equipment
Cost	3,595,275	3,901,869
Less accumulated depreciation	(2,219,824)	(2,292,654)
Net property, plant and equipment	1,375,451	1,609,215
Intangible and other assets
Goodwill	4,525,618	4,499,927
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,219,719	3,239,593
Deferred income taxes	58,741	63,647
Investments and other assets	297,843	312,608
Total intangible and other assets	8,101,921	8,115,775
Total assets (a)	$11,093,769	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TEGNA Inc. and Subsidiaries
In thousands, except share data

	Jun. 28, 2015	Dec. 28, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$227,706	$281,784
Accrued expenses	502,710	564,628
Dividends payable	45,504	45,309
Income taxes	38,068	11,267
Deferred income	233,274	217,094
Current portion of long-term debt	7,854	7,854
Total current liabilities	1,055,116	1,127,936
Noncurrent liabilities
Income taxes	57,762	56,578
Deferred income taxes	717,475	650,372
Long-term debt	4,453,202	4,488,028
Post-retirement medical and life insurance liabilities	91,110	97,648
Pension liabilities	787,734	941,715
Other noncurrent liabilities	291,244	333,435
Total noncurrent liabilities	6,398,527	6,567,776
Total liabilities (a)	7,453,643	7,695,712

Redeemable noncontrolling interest	12,815	20,470

Commitments and contingent liabilities (See Note 13)

Equity
TEGNA Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	524,094	546,406
Retained earnings	8,740,291	8,602,369
Accumulated other comprehensive loss	(760,383)	(778,769)
	8,828,421	8,694,425
Less treasury stock, at cost (2015 - 97,946,786 shares; 2014 - 97,679,541 shares)	(5,461,276)	(5,439,511)
Total TEGNA Inc. shareholders’ equity	3,367,145	3,254,914
Noncontrolling interests	260,166	234,359
Total equity	3,627,311	3,489,273
Total liabilities, redeemable noncontrolling interest and equity	$11,093,769	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of Jun. 28, 2015 include total assets of $57.6 million related to variable interest entities (VIEs) and our consolidated assets as of Dec. 28, 2014, include $60.0 million of such assets. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of Jun. 28, 2015 include total liabilities of $2.9 million related to VIEs and our consolidated liabilities as of Dec. 28, 2014 include $4.3 million of such liabilities. The VIEs’ creditors have no recourse to TEGNA regarding these liabilities. See further description in Note 1 - Summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TEGNA Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Operating Revenues	$1,521,392	$1,460,004	$2,994,157	$2,864,070

Operating Expenses:
Cost of sales and operating expenses, exclusive of depreciation	710,865	775,627	1,411,504	1,543,159
Selling, general and administrative expenses, exclusive of depreciation	439,094	353,779	886,338	708,992
Depreciation	49,697	44,850	99,180	89,614
Amortization of intangible assets	32,575	14,471	64,662	32,214
Facility consolidation and asset impairment charges	20,795	28,775	33,179	43,595
Total	1,253,026	1,217,502	2,494,863	2,417,574
Operating income	268,366	242,502	499,294	446,496

Non-operating (expense) income:
Equity income in unconsolidated investees, net	2,638	156,540	7,696	165,031
Interest expense	(69,341)	(64,148)	(140,100)	(133,796)
Other non-operating items	(3,842)	(2,982)	18,938	(23,730)
Total	(70,545)	89,410	(113,466)	7,505

Income before income taxes	197,821	331,912	385,828	454,001
Provision for income taxes	66,331	106,000	126,854	158,500
Net income	131,490	225,912	258,974	295,501
Net income attributable to noncontrolling interests	(15,623)	(17,445)	(30,213)	(27,875)
Net income attributable to TEGNA Inc.	$115,867	$208,467	$228,761	$267,626

Net income per share – basic	$0.51	$0.92	$1.01	$1.18
Net income per share – diluted	$0.50	$0.90	$0.99	$1.15
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TEGNA Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Net income	$131,490	$225,912	$258,974	$295,501
Redeemable noncontrolling interest (income not available to shareholders)	(52)	(1,395)	(1,285)	(1,850)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	32,703	12,809	394	17,462
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	(618)	(1,215)	(1,236)	(1,700)
Amortization of actuarial loss	15,713	11,798	31,408	23,233
Remeasurement of post-retirement benefits liability	—	—	—	33,907
Other	(22,936)	(9,297)	(4,397)	(15,413)
Pension and other post-retirement benefit items	(7,841)	1,286	25,775	40,027
Other	—	819	—	1,061
Other comprehensive income, before tax	24,862	14,914	26,169	58,550
Income tax effect related to components of other comprehensive income	(847)	(5,441)	(9,988)	(21,976)
Other comprehensive income, net of tax	24,015	9,473	16,181	36,574
Comprehensive income	155,453	233,990	273,870	330,225
Comprehensive income attributable to noncontrolling interests, net of tax	(18,932)	(16,869)	(26,723)	(27,086)
Comprehensive income attributable to TEGNA Inc.	$136,521	$217,121	$247,147	$303,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TEGNA Inc. and Subsidiaries
Unaudited, in thousands

	Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014

Cash flows from operating activities:
Net income	$258,974	$295,501
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	163,842	121,828
Facility consolidation and asset impairment charges	33,179	43,595
Pension contributions, net of pension expense	(122,512)	(64,179)
Equity income in unconsolidated investees, net	(7,696)	(165,031)
Stock-based compensation – equity awards	11,875	17,208
Change in other assets and liabilities, net	(42,254)	106,017
Net cash flow from operating activities	295,408	354,939
Cash flows from investing activities:
Purchase of property, plant and equipment	(55,021)	(56,905)
Payments for acquisitions, net of cash acquired	(37,292)	(121,956)
Payments for investments	(30,168)	(5,318)
Proceeds from investments	12,402	163,315
Proceeds from sale of certain assets	110,524	66,617
Net cash flow from investing activities	445	45,753
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreements	45,000	—
Payments of unsecured floating rate term loans	(19,888)	(17,925)
Payments of unsecured fixed rate notes	(66,568)	(250,000)
Dividends paid	(90,790)	(90,848)
Cost of common shares repurchased	(75,090)	(75,815)
Proceeds from issuance of common stock upon settlement of stock awards	22,150	10,362
Distribution to noncontrolling interests	(1,233)	(877)
Deferred payments for acquisitions	(8,896)	(14,481)
Net cash used for financing activities	(195,315)	(439,584)
Effect of currency exchange rate change on cash	66	355
Increase (decrease) in cash and cash equivalents	100,604	(38,537)
Balance of cash and cash equivalents at beginning of period	118,484	469,203
Balance of cash and cash equivalents at end of period	$219,088	$430,666

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$37,286	$45,284
Cash paid for interest	$134,580	$122,989
Non-cash investing and financing activities:
Payment for acquisition	$(34,403)	$—
Assets held for sale proceeds	$—	$381,882
Capital expenditures	$—	$(6,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
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
On the first day of our fiscal third quarter, we completed the spin-off of our publishing businesses. The publishing company has retained the name Gannett Co., Inc. and now trades on the New York Stock Exchange (NYSE) under the symbol GCI. TEGNA Inc. trades on the NYSE under the symbol TGNA. Second quarter and year-to-date results presented in the financial statements and footnotes are for the former consolidated Gannett Co., Inc. TEGNA will report publishing as a discontinued operation beginning in the third quarter of 2015.
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
We have determined that the entities holding four of our television stations constitute VIEs. Accordingly, we evaluated the arrangements to determine whether we are considered the primary beneficiary, and, as a result of this evaluation, consolidated four stations in the Louisville, KY, Portland, OR, and Tucson, AZ, television markets since December 23, 2013.
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Jun. 28, 2015	Dec. 28, 2014

Current assets	$18,857	$20,541
Plant, property and equipment, net	9,711	10,084
Intangible and other assets	28,989	29,412
Total assets	$57,557	$60,037

Current liabilities	$10,342	$11,635
Noncurrent liabilities	21,850	26,028
Total liabilities	$32,192	$37,663

Recent accounting standards: In July 2015, the Financial Accounting Standards Board (FASB) delayed the effective date for Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard in 2017. We can also choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact and timing of adopting this pronouncement, and the transition method we will use.
In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents their debt issuance cost on the balance sheet as a direct deduction from the carrying amount of their debt liability, similar to their debt discounts, rather than as an asset as has been done previously. Amortization of the cost is reported as interest expense. We are required to adopt ASU 2015-03 in the first quarter of 2016, with early adoption also being permitted. We are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each period presented is adjusted to reflect the effects of applying the new guidance. At the end of the second quarter, we had $48.6 million of debt issuance costs recorded as assets, which amount to less than 1% of our total assets.

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
In May 2015, Newsquest Media Group, a subsidiary of our former publishing businesses in the U.K, acquired Romanes Media Group, a local news publishing business operating in Scotland, Berkshire and Northern Ireland.
In June 2015, our former publishing business completed the acquisition of the remaining 59.36% interest in the Texas-New Mexico Newspapers Partnership that it did not previously own from Digital First Media. The deal was completed through the assignment of our 19.49% interest in the California Newspapers Partnership and additional cash consideration. As a result, our former publishing business now owns 100% of the Texas-New Mexico Newspapers Partnership and no longer has any ownership interest in California Newspapers Partnership.
NOTE 3 – Facility consolidation and asset impairment charges
We evaluated the carrying values of property, plant and equipment at certain publishing and digital businesses as a result of our ongoing facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. In the second quarter of 2015, we recognized related non-cash charges, the largest of which, $6.8 million, related to a digital business. Certain assets classified as held-for-sale according to Accounting Standards Codification (ASC) Topic 360 resulted in us recognizing non-cash charges in 2014 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. In 2015, we also recorded non-cash impairment charges to reduce the book value of goodwill and other intangible assets. The goodwill impairment and other intangible non-cash charges resulted from our application of the interim impairment testing provisions included within the goodwill subtopic ASC Topic 350. We are required to test goodwill and other indefinite lived assets for impairment annually. Our annual measurement date for testing is the first day of the fourth quarter. However, because of softening business conditions at one of our smaller Publishing Segment reporting units in 2015 and two similar units in 2014, we accelerated our testing of those units. Our testing showed that the implied fair value of the goodwill was less than the recorded value. Therefore, we recognized a non-cash charge of $5.9 million in the first quarter of 2015 and $15.3 million in the second quarter of 2014 to reduce the carrying value of goodwill to the implied fair value.
We recorded pre-tax charges for facility consolidations and asset impairments of $20.8 million in the second quarter and $33.2 million for the year-to-date period in 2015. For 2014, we recorded $28.8 million pre-tax charges for the second quarter and $43.6 million for the year-to-date period.

NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at June 28, 2015 and December 28, 2014:

In thousands	Jun. 28, 2015		Dec. 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$4,525,618	$—	$4,499,927	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Mastheads and trade names	975,708	—	951,776	—
Amortizable intangible assets:
Customer relationships	1,100,567	256,326	1,078,738	212,438
Other	279,377	71,557	282,856	53,289
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.
The following table summarizes the changes in our net goodwill balance through June 28, 2015:

In thousands	Broadcasting	Digital	Publishing	Total

Balance at Dec. 28, 2014:
Goodwill	$2,578,601	$1,488,139	$7,662,543	$11,729,283
Accumulated impairment losses	—	(151,970)	(7,077,386)	(7,229,356)
Net balance at Dec. 28, 2014	2,578,601	1,336,169	585,157	4,499,927
Activity during the period:
Acquisitions and adjustments	817	2,248	32,731	35,796
Impairment	—	—	(5,940)	(5,940)
Foreign currency exchange rate changes	—	(6,367)	2,202	(4,165)
Total	817	(4,119)	28,993	25,691
Balance at Jun. 28, 2015:
Goodwill	2,579,418	1,484,020	7,721,831	11,785,269
Accumulated impairment losses	—	(151,970)	(7,107,681)	(7,259,651)
Net balance at Jun. 28, 2015	$2,579,418	$1,332,050	$614,150	$4,525,618
On October 1, 2014 we completed the acquisition of the remaining 73% that we did not previously own in Cars.com (formerly Classified Ventures, LLC). On May 26, 2015 our former publishing business acquired Romanes Media Group and on June 1, 2015 it completed the acquisition of the remaining 59.36% interest in the Texas-New Mexico Newspapers Partnership that it did not own from Digital First Media. The initial purchase price allocations are preliminary, based upon all information available to us at the present time and are subject to change.

NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Jun. 28, 2015	Dec. 28, 2014

Unsecured floating rate term loan due quarterly through August 2018	$107,400	$123,200
VIE unsecured floating rate term loans due quarterly through December 2018	29,291	33,379
Unsecured notes bearing fixed rate interest at 10% due June 2015	—	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	250,000	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Borrowings under revolving credit agreement expiring August 2018	685,000	640,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,480,120	4,521,576
Other (fair market value adjustments and discounts)	(19,064)	(25,694)
Total long-term debt	4,461,056	4,495,882
Less current portion of long-term debt maturities of VIE loans	7,854	7,854
Long-term debt, net of current portion	$4,453,202	$4,488,028
For the first six months of 2015, our long-term debt decreased by $34.8 million, primarily reflecting debt payments of $86.5 million partially offset by debt discount amortization and additional borrowing of $45.0 million from the revolving credit agreement. On June 28, 2015, we had unused borrowing capacity of $586.0 million under our revolving credit agreement.

On June 29, 2015, we entered into an agreement to amend and extend our existing revolving credit facility with one expiring on June 29, 2020 (the Amended and Restated Competitive Advance and Revolving Credit Agreement).  Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.32 billion. The maximum total leverage ratio permitted by the new agreement is 5.0x through June 30, 2017, after which it is reduced to 4.75x through June 30, 2018 and then to 4.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%.

Shortly after quarter end we also borrowed $200.0 million under a new five-year term loan. The interest rate on the term loan is equal to the same interest rates as borrowings under the Amended and Restated Competitive Advance and Revolving Credit Agreement. Both the revolving credit agreement and the term loan are guaranteed by a majority of our wholly-owned material domestic subsidiaries. These two transactions effectively increased our borrowing capacity by $214 million, for total unused borrowing capacity of $800 million as of June 29, 2015.

NOTE 6 – Retirement plans
We, along with our subsidiaries, have various retirement plans, including plans established under collective bargaining agreements. Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Service cost-benefits earned during the period	$1,340	$877	$2,674	$2,708
Interest cost on benefit obligation	38,462	42,372	76,789	84,738
Expected return on plan assets	(56,252)	(59,174)	(112,321)	(117,748)
Amortization of prior service cost	1,882	1,901	3,764	3,783
Amortization of actuarial loss	15,313	11,674	30,608	22,901
Expense (credit) for company-sponsored retirement plans	$745	$(2,350)	$1,514	$(3,618)
For the twenty-six weeks ended June 28, 2015, we contributed $112.0 million to our principal retirement plan and $5.8 million (£3.8 million) to the Newsquest Pension Scheme in the U.K. Included in the $112.0 million contribution to our principal retirement plan was a voluntary contribution of $100.0 million. TEGNA has no required contributions to any of its principal pension plans for the remainder of 2015.
NOTE 7 – Post-retirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits, and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. In March 2014, we adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, we pay a stipend to certain Medicare-eligible retirees. As a result of this change, we remeasured the related post-retirement benefit obligation during the first quarter of 2014, and recorded a reduction to the liability of $33.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). Post-retirement benefit costs for health care and life insurance are presented in the following table:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Service cost-benefits earned during the period	$106	$68	$212	$186
Interest cost on net benefit obligation	993	1,030	1,986	2,515
Amortization of prior service credit	(2,500)	(3,116)	(5,000)	(5,483)
Amortization of actuarial loss	400	124	800	332
Net periodic post-retirement benefit credit	$(1,001)	$(1,894)	$(2,002)	$(2,450)
NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $24.1 million as of June 28, 2015 and $23.2 million as of December 28, 2014. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $7.3 million as of June 28, 2015 and $6.9 million as of December 28, 2014.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $4.4 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the twenty-six week periods ended June 28, 2015 and June 29, 2014:

In thousands	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	228,761	30,213	258,974
Redeemable noncontrolling interest (income not available to shareholders)	—	(1,285)	(1,285)
Other comprehensive loss	18,386	(2,205)	16,181
Total comprehensive income	247,147	26,723	273,870
Dividends declared	(90,840)	—	(90,840)
Stock-based compensation	11,875	—	11,875
Treasury shares acquired	(75,090)	—	(75,090)
Other activity	19,139	(916)	18,223
Balance at Jun. 28, 2015	$3,367,145	$260,166	$3,627,311

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	267,626	27,875	295,501
Redeemable noncontrolling interest (income not available to shareholders)	—	(1,850)	(1,850)
Other comprehensive income	35,513	1,061	36,574
Total comprehensive income	303,139	27,086	330,225
Dividends declared	(90,495)	—	(90,495)
Stock-based compensation	17,208	—	17,208
Treasury shares acquired	(75,815)	—	(75,815)
Other activity	10,976	(2,311)	8,665
Balance at Jun. 29, 2014	$2,858,111	$226,470	$3,084,581
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

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Thirteen Weeks:
Balance at Mar. 29, 2015	$(1,145,406)	$364,369	$(781,037)
Other comprehensive income (loss) before reclassifications	(18,349)	29,343	10,994
Amounts reclassified from accumulated other comprehensive income	9,660	—	9,660
Other comprehensive income (loss)	(8,689)	29,343	20,654
Balance at Jun. 28, 2015	$(1,154,095)	$393,712	$(760,383)

Balance at Mar. 30, 2014	$(899,026)	$431,830	$(467,196)
Other comprehensive income (loss) before reclassifications	(11,042)	12,808	1,766
Amounts reclassified from accumulated other comprehensive income	6,888	—	6,888
Other comprehensive income (loss)	(4,154)	12,808	8,654
Balance at Jun. 29, 2014	$(903,180)	$444,638	$(458,542)

Twenty-six Weeks:
Balance at Dec. 28, 2014	$(1,169,882)	$391,113	$(778,769)
Other comprehensive income (loss) before reclassifications	(3,518)	2,599	(919)
Amounts reclassified from accumulated other comprehensive income	19,305	—	19,305
Other comprehensive income	15,787	2,599	18,386
Balance at Jun. 28, 2015	$(1,154,095)	$393,712	$(760,383)

Balance at Dec. 29, 2013	$(921,232)	$427,177	$(494,055)
Other comprehensive income before reclassifications	4,062	17,461	21,523
Amounts reclassified from accumulated other comprehensive income	13,990	—	13,990
Other comprehensive income	18,052	17,461	35,513
Balance at Jun. 29, 2014	$(903,180)	$444,638	$(458,542)
Accumulated other comprehensive loss components are included in computing net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Amortization of prior service credit	$(618)	$(1,215)	$(1,236)	$(1,700)
Amortization of actuarial loss	15,713	11,798	31,408	23,233
Total reclassifications, before tax	15,095	10,583	30,172	21,533
Income tax effect	(5,435)	(3,695)	(10,867)	(7,543)
Total reclassifications, net of tax	$9,660	$6,888	$19,305	$13,990

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
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014:

In thousands	Fair Value Measurements as of Jun. 28, 2015
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$63,234	$—	$—	$63,234
Sundry investments	37,351	—	—	37,351
Total assets	$100,585	$—	$—	$100,585

Contingent consideration payable	$—	$—	$786	$786
Total liabilities	$—	$—	$786	$786

In thousands	Fair Value Measurements as of Dec. 28, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$41,017	$—	$—	$41,017
Sundry investments	36,641	—	—	36,641
Total assets	$77,658	$—	$—	$77,658

Contingent consideration payable	$—	$—	$9,912	$9,912
Total liabilities	$—	$—	$9,912	$9,912
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 15% and 24% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the twenty-six weeks ended June 28, 2015, the contingent consideration decreased by $9.1 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.61 billion at June 28, 2015 and $4.65 billion at December 28, 2014.
During the first quarter of 2015, a small Publishing Segment goodwill asset was impaired as the implied fair value of the goodwill was determined to be less than the recorded value. Implied fair value of the goodwill asset was zero. As a result, we recognized a non-cash goodwill impairment charge of $5.9 million to reduce the carrying value to the implied fair value.
During the second quarter of 2014, certain Publishing Segment goodwill assets were impaired as the implied fair value of the goodwill was less than the recorded value. Implied fair value of the goodwill assets totaled $6.2 million, and we recognized a goodwill impairment charge of $15.3 million to reduce the carrying value to the implied fair value.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Broadcasting, Digital and Publishing. The Broadcasting Segment at the end of the second quarter includes our 46 owned and serviced television stations. The Digital Segment includes Cars.com, CareerBuilder, Shoplocal and PointRoll. The Publishing Segment principally includes local domestic publishing operations, Newsquest operations in the U.K. and the USA TODAY group.

In thousands	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Net Operating Revenues:
Broadcasting	$417,429	$398,258	$814,223	$780,526
Digital	338,147	194,381	670,846	374,116
Publishing	789,976	867,365	1,558,164	1,709,428
Intersegment eliminations (a)	(24,160)	—	(49,076)	—
Total	$1,521,392	$1,460,004	$2,994,157	$2,864,070

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Broadcasting	$176,502	$171,322	$351,832	$325,871
Digital	63,633	35,695	119,786	59,519
Publishing	47,249	53,239	65,554	96,227
Corporate	(19,018)	(17,754)	(37,878)	(35,121)
Total	$268,366	$242,502	$499,294	$446,496

Depreciation, amortization and facility consolidation and asset impairment charges:
Broadcasting	$21,825	$20,621	$43,086	$47,815
Digital	37,808	9,603	70,635	17,891
Publishing	39,241	53,123	75,366	89,714
Corporate	4,193	4,749	7,934	10,003
Total	$103,067	$88,096	$197,021	$165,423
(a) Includes quarter-to-date intersegment eliminations of $19 million for Digital and $5 million for Publishing, and year-to-date intersegment eliminations of $1 million for Broadcasting, $38 million for Digital, and $10 million for Publishing.

NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun. 28, 2015	Jun. 29, 2014	Jun. 28, 2015	Jun. 29, 2014

Net income attributable to TEGNA Inc.	$115,867	$208,467	$228,761	$267,626

Weighted average number of common shares outstanding - basic	226,538	226,132	226,814	226,681
Effect of dilutive securities:
Restricted stock	2,349	2,814	2,308	2,763
Performance share units	2,208	2,212	1,951	1,725
Stock options	825	948	854	1,018
Weighted average number of common shares outstanding - diluted	231,920	232,106	231,927	232,187

Net income per share - basic	$0.51	$0.92	$1.01	$1.18
Net income per share - diluted	$0.50	$0.90	$0.99	$1.15
The diluted earnings per share amounts exclude the effects of approximately 2.2 million stock options outstanding for the second quarter and year-to-date of 2014, as their inclusion would be antidilutive.
NOTE 13 – Commitments, contingencies and other matters
We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. Management believes any liability that exists as a result of these matters is immaterial.
NOTE 14 – Subsequent events
In August 2014, we announced our plan to separate into two independent, publicly traded companies: a broadcasting and digital company, which would operate under the name TEGNA, and a publishing company that would retain the name Gannett Co., Inc. On June 29, 2015, we completed the previously announced spin-off. Under the terms of the transaction, our shareholders retained their shares of TEGNA common stock, which now trades on the NYSE under the symbol “TGNA,” and also received one share of stock of the “new Gannett” publishing business for every two shares of our stock they owned on the record date of June 22, 2015. New Gannett shares trade on the NYSE under the symbol GCI.
On July 15, 2015, we announced a binding definitive agreement for the sale of our corporate headquarters in McLean, Virginia to Tamares Tysons Corner LLC, an affiliate of Tamares, for a purchase price of $270 million. The purchaser has made a $27 million non-refundable deposit pursuant to the purchase agreement. The sale transaction is expected to close late in the third quarter or early in the fourth quarter, subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
On the first day of our fiscal third quarter, we completed the spin-off of our publishing businesses. The publishing company has retained the name Gannett Co., Inc. and now trades on the New York Stock Exchange under the symbol GCI. Our company was renamed TEGNA Inc., and our stock trades on the New York Stock Exchange under the symbol TGNA. Second quarter and year-to-date results presented in this discussion and the accompanying tables are for the former consolidated Gannett Co., Inc. TEGNA will report its former publishing business as a discontinued operation beginning in the third quarter of 2015.
Prior to the spin, our operations consisted of three business segments: Broadcasting (television), Digital, and Publishing. Through our Broadcasting Segment, we own or service (through shared service agreements or similar arrangements) 46 television stations with affiliated digital platforms in 38 markets. These stations serve more than 35 million households and represent almost one-third of the U.S. population. Excluding owner-operators, we are the No. 1 NBC affiliate group, No. 1 CBS affiliate group, and the No. 4 ABC affiliate group. We are the largest independent station group of major network affiliates in the top 25 markets, with a uniquely diversified portfolio.
Our Digital Segment consists of Cars.com (formerly Classified Ventures, LLC), CareerBuilder, PointRoll and Shoplocal. Cars.com, which we acquired full ownership of on Oct. 1, 2014, is a leading destination for online car shoppers. Cars.com allows consumers to search, compare and connect with sellers and dealers, and provides buyers with greater control over the shopping process. Cars.com hosts approximately four million vehicle listings and serves more than 20,000 customers that are primarily franchise and independent car dealers in all 50 states. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. It provides unmatched reach from employers by offering the largest online career destination in the U.S. for job seekers and maintains the largest online recruitment sales presence in North America. CareerBuilder has made significant investments over the past few years to further its transformation into a global leader in the Human Resources software as a service business.
The spun-off Publishing Segment’s operations comprised 112 daily publications and digital platforms in the U.S. and the U.K., more than 400 non-daily publications in the U.S., and more than 140 such titles in the U.K. The Publishing Segment’s 93 U.S. daily publications include USA TODAY, which is currently the nation’s number one newspaper in consolidated print and digital circulation. In the U.K., through the Newsquest group, the publishing business produced 19 daily paid-for publications and more than 140 weekly publications, magazines and trade publications. In the markets served by the Publishing business, it also operates desktop, smartphone and tablet products which are tightly integrated with the publishing operations. The publishing operations have strategic business relationships with many of our Digital Segment businesses, including CareerBuilder, Cars.com, PointRoll and Shoplocal. The Publishing Segment also includes commercial printing, newswire, marketing and data services operations.
Results from Operations
The reportable segments, which were based on our management and internal reporting structures, are Broadcasting, Digital, and Publishing. The primary categories of Broadcasting Segment revenue are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are cyclical with peaks occurring in even years (e.g., 2014 and 2012) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry our television signals on their network; 4) digital revenues which encompass digital marketing services and advertising on the stations’ website, tablet and mobile products; and 5) other revenues, which consist of payments by advertisers to television stations for other services, such as production of programming from third parties and production of advertising material. We own and operate a number of stand-alone digital subsidiaries, which are included in our Digital Segment, including two digital leaders, Cars.com and CareerBuilder, as well as several other well-positioned online companies. CareerBuilder, the largest company in the Digital Segment, generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed by affiliated media organizations. Cars.com generates revenues through subscription-based online automotive advertising packages targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. We generated revenue within our Publishing Segment through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet as well as niche publications. Across both Broadcasting and Publishing Segments, we generated revenue by providing digital marketing products and services, ranging from search to social media to website development.
Our largest component of operating expense is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Broadcasting Segment, production (raw materials) and distribution costs within the Publishing Segment, and sales and marketing costs within the Digital Segment.

Consolidated Summary
A consolidated summary of our results is presented below:

In thousands, except per share data	Second Quarter
	2015	% of Total	2014	% of Total	Change

Operating revenues:
Broadcasting	$417,429	27%	$398,258	27%	5%
Digital	338,147	22%	194,381	13%	74%
Publishing	789,976	52%	867,365	59%	(9%)
Intersegment eliminations	(24,160)	(2%)	—	—%	***
Total operating revenues	$1,521,392	100%	$1,460,004	100%	4%

Operating expenses	$1,253,026		$1,217,502		3%

Operating income:
Broadcasting	$176,502	66%	$171,322	71%	3%
Digital	63,633	24%	35,695	15%	78%
Publishing	47,249	18%	53,239	22%	(11%)
Corporate	(19,018)	(7%)	(17,754)	(7%)	7%
Total operating income	$268,366	100%	$242,502	100%	11%
Non-operating expense (income)	70,545		(89,410)		***
Provision for income taxes	66,331		106,000		(37%)
Net income attributable to noncontrolling interests	15,623		17,445		(10%)
Net income attributable to TEGNA Inc.	$115,867		$208,467		(44%)

Net income per share:
Basic	$0.51		$0.92		(45%)
Diluted	$0.50		$0.90		(44%)
Weighted average number of common shares outstanding:
Basic	226,538		226,132		—%
Diluted	231,920		232,106		—%

In thousands, except per share data	Year-to-Date
	2015	% of Total	2014	% of Total	Change

Operating revenues:
Broadcasting	$814,223	27%	$780,526	27%	4%
Digital	670,846	22%	374,116	13%	79%
Publishing	1,558,164	52%	1,709,428	60%	(9%)
Intersegment eliminations	(49,076)	(2%)	—	—%	***
Total operating revenues	$2,994,157	100%	$2,864,070	100%	5%

Operating expenses	$2,494,863		$2,417,574		3%

Operating income:
Broadcasting	$351,832	70%	$325,871	73%	8%
Digital	119,786	24%	59,519	13%	***
Publishing	65,554	13%	96,227	22%	(32%)
Corporate	(37,878)	(8%)	(35,121)	(8%)	8%
Total operating income	$499,294	100%	$446,496	100%	12%
Non-operating expense (income)	113,466		(7,505)		***
Provision for income taxes	126,854		158,500		(20%)
Net income attributable to noncontrolling interests	30,213		27,875		8%
Net income attributable to TEGNA Inc.	$228,761		$267,626		(15%)

Net income per share:
Basic	$1.01		$1.18		(14%)
Diluted	$0.99		$1.15		(14%)
Weighted average number of common shares outstanding:
Basic	226,814		226,681		—%
Diluted	231,927		232,187		—%

Our operating revenues were $1.52 billion in the second quarter of 2015, an increase of 4% from $1.46 billion in the same quarter last year. For the first six months, operating revenues increased 5% to $2.99 billion from $2.86 billion in 2014. The increases were driven by record results in the Digital Segment due to the acquisition of and organic growth at Cars.com as well as record results in the Broadcasting Segment due to substantially higher retransmission revenue and digital revenue which more than offset the absence of the incremental political advertising revenues of $14 million in the second quarter and $22 million in the year-to-date periods of 2014. The results for the second quarter of 2015 and the year-to-date periods include results for Cars.com. The prior year periods do not include results for Cars.com, impacting year-over-year comparisons. A separate discussion of pro forma information begins on page 29.
Operating expenses increased 3% for both the second quarter and the first six months of 2015, driven primarily by the acquisition of Cars.com in the Digital Segment and increased programming costs related to reverse network compensation in the Broadcasting Segment, partially offset by lower Publishing Segment expenses.
Non-operating expense increased from income of $89.4 million in the second quarter of 2014 and $7.5 million for the year-to-date period in 2014 to expense of $70.5 million in the second quarter of 2015 and $113.5 million for the year-to-date period in 2015, primarily due to the absence of the $148.4 million gain on the sale of Apartments.com that occurred in the second quarter of last year. Equity income in unconsolidated investees decreased $153.9 million in the second quarter of 2014 to $2.6 million in the second quarter of 2015, and decreased $157.3 million to $7.7 million in the year-to-date period in 2015, primarily due to the same gain. Interest expense was $69.3 million in the second quarter and $140.1 million for the year-to-date period compared to $64.1 million in the second quarter of 2014 and $133.8 million for the year-to-date period in 2014, reflecting higher average debt outstanding due to the Classified Ventures acquisition in October 2014 partially offset by a lower average interest rate. The total average outstanding debt was $4.40 billion for the second quarter of 2015, compared to $3.48 billion last year. The weighted average interest rate on total outstanding debt was 6.00% for the second quarter of 2015 compared to 6.88% last year. For the year-to-date period total average outstanding debt was $4.43 billion compared to $3.58 billion last year. The weighted average interest rate on total outstanding debt was 6.02% year-to-date in 2015 compared to 6.96% in the same period last year.
Our reported effective income tax rate was 36.4% for the second quarter of 2015, compared to 33.7% for the second quarter of 2014. The tax rate for the second quarter in 2015 was higher than the comparable rate in 2014 primarily due to one-time tax charges incurred in 2015 for an internal legal entity restructuring that was a precursor to the spin-off of our publishing business. The reported effective income tax rate was 35.7% for the first six months of 2015 compared to 37.2% for the same period last year. The year-to-date 2014 rate was higher than the year-to-date 2015 rate primarily due to a $23.8 million tax charge recognized on the sale of KMOV-TV in St. Louis, MO in February 2014, partially offset by tax benefits from other year-to-date 2014 special items. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 29.
The weighted average number of diluted shares outstanding for the second quarter of 2015 decreased by 0.2 million shares from 2014. For the year-to-date period, the weighted average number of diluted shares outstanding in 2015 decreased by 0.3 million shares. These declines reflect shares repurchased in 2015, partially offset by issuances of additional equity-based awards. See Part II, Item 2 for information on share repurchases.
Segment Results
The following is a discussion of our reported operating segment results for the second quarter and year-to-date period of 2015. Unless otherwise noted, all comparisons are to the comparable prior year period.
Broadcasting Segment Results
A summary of our Broadcasting Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$417,429	$398,258	5%	$814,223	$780,526	4%
Operating expenses:
Operating expenses, exclusive of depreciation	219,102	206,315	6%	432,014	406,840	6%
Depreciation	13,244	11,627	14%	26,540	23,324	14%
Amortization	5,876	5,885	—%	11,474	11,626	(1%)
Transformation items	2,705	3,109	(13%)	(7,637)	12,865	***
Total operating expenses	240,927	226,936	6%	462,391	454,655	2%
Operating income	$176,502	$171,322	3%	$351,832	$325,871	8%
Broadcasting Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	Second Quarter		Year-to-Date
	2015	Percentage change from 2014	2015	Percentage change from 2014

Core (Local & National)	$268,779	3%	$521,888	1%
Political	2,746	(83%)	4,800	(82%)
Retransmission (a)	109,440	23%	219,627	25%
Digital	28,673	23%	52,482	18%
Other	7,791	(5%)	15,426	8%
Total	$417,429	5%	$814,223	4%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Broadcasting Segment revenues in the second quarter of 2015 increased 5% to $417.4 million, a record for second quarter revenues. The increase was driven primarily by a substantial increase in retransmission revenue and continued growth in digital revenue, partly offset by the absence of $14 million in incremental politically related advertising that occurred in the second quarter of 2014. Core advertising revenues, which consist of Local and National non-political advertising, increased 3% to $268.8 million in the second quarter of 2015. This was primarily driven by stronger advertising revenues in the entertainment and home improvement categories across all television stations and partially offset by softness in the automotive and retail advertising categories. As anticipated, because of regular election cycle timing, political advertising revenues decreased 83% to $2.7 million compared to $16.6 million in the second quarter a year ago. Retransmission revenues increased 23% to $109.4 million in the quarter resulting from newly negotiated agreements at the end of last year as well as rate increases. Digital revenues increased 23% to $28.7 million in the second quarter of 2015 reflecting continued growth from digital marketing services products.
Year-to-date Broadcasting Segment revenues increased 4% to $814.2 million, a record high, driven primarily by substantially higher retransmission revenues and digital revenues as well as the acquisition of television stations, despite the absence of $22 million in incremental political advertising revenue that occurred in the same period last year.
Broadcasting Segment operating expenses for the second quarter of 2015 increased 6% to $240.9 million primarily due to higher reverse network fees and investments in our digital sales initiatives, as well as broad-based sales force expansion and newly developed product offerings. Year-to-date, Broadcasting Segment operating expenses increased 2% supporting higher revenues. A separate discussion of operating expenses excluding special items (non-GAAP basis) can be found on page 27.
Digital Segment Results
The Digital Segment includes results for TEGNA’s stand-alone digital subsidiaries including Cars.com, CareerBuilder, PointRoll, and Shoplocal. Many of our other digital offerings are highly integrated within publishing or broadcasting offerings, and therefore the results of these integrated digital offerings are reported within the operating results of the Publishing and Broadcasting Segments. The results for the second quarter of 2015 and the year-to-date period include results for Cars.com which was acquired Oct. 1, 2014. The prior year periods do not include results for Cars.com, impacting year-over-year comparisons.
A summary of our Digital Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$338,147	$194,381	74%	$670,846	$374,116	79%
Operating expenses:
Operating expenses, exclusive of depreciation	236,706	149,083	59%	480,425	296,706	62%
Depreciation	8,158	4,998	63%	16,011	9,551	68%
Amortization	22,801	4,605	***	45,601	8,340	***
Transformation costs	6,849	—	***	9,023	—	***
Total operating expenses	274,514	158,686	73%	551,060	314,597	75%
Operating income	$63,633	$35,695	78%	$119,786	$59,519	***
Digital Segment operating revenues increased 74% to $338.1 million in the second quarter of 2015 compared to $194.4 million in 2014, primarily driven by the acquisition and ongoing strong organic growth of Cars.com. CareerBuilder revenues decreased 2% for the quarter, reflecting year-over-year declines in foreign exchange rates as well as the strategic decision to accelerate the reduction of transactional advertising and focus on more lucrative long-term recurring software deals. A separate discussion of pro forma information can be found on page 29.
For the year-to-date period, Digital Segment operating revenues increased 79% to $670.8 million compared to $374.1 million last year, driven by the acquisition and strong organic growth of Cars.com. CareerBuilder revenues increased 1% driven by increased sales of digital software-as-a service products, partly offset by year-over-year declines in foreign exchange rates as well as the strategic shift in sales focus discussed above.
Digital Segment operating expenses increased 73% to $274.5 million in the second quarter of 2015 and increased 75% to $551.1 million for the year-to-date period, primarily due to the Cars.com acquisition, partly offset by lower CareerBuilder operating expenses. As a result of these factors, Digital Segment operating income increased 78% to $63.6 million for the quarter and increased 101% to $119.8 million for the year-to-date period in 2015. A separate discussion of operating expenses excluding special items (non-GAAP basis) can be found on page 28.

Publishing Segment Results
A summary of our Publishing Segment results is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$789,976	$867,365	(9%)	$1,558,164	$1,709,428	(9%)
Operating expenses:
Operating expenses, exclusive of depreciation	703,486	761,003	(8%)	1,417,244	1,523,487	(7%)
Depreciation	24,102	23,476	3%	48,695	46,736	4%
Amortization	3,898	3,981	(2%)	7,587	7,768	(2%)
Facility consolidation and asset impairment charges	11,241	25,666	(56%)	19,084	35,210	(46%)
Total operating expenses	742,727	814,126	(9%)	1,492,610	1,613,201	(7%)
Operating income	$47,249	$53,239	(11%)	$65,554	$96,227	(32%)
Publishing Segment operating revenues are derived principally from advertising sales and circulation sales. Advertising revenues include those derived from advertising placed with print products as well as publishing related Internet desktop, smartphone and tablet applications. Circulation revenues are derived principally from distributing our publications on our digital platforms, from home delivery and from single copy sales of publications. Other publishing revenues are mainly from commercial printing.
The table below presents the main components of Publishing Segment revenues:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Advertising	$469,780	$530,183	(11%)	$914,188	$1,031,483	(11%)
Circulation	267,679	277,851	(4%)	540,913	559,927	(3%)
All other	52,517	59,331	(11%)	103,063	118,018	(13%)
Total Publishing Segment revenues	$789,976	$867,365	(9%)	$1,558,164	$1,709,428	(9%)
The table below presents the principal components of Publishing Segment advertising revenues. These amounts include advertising revenue from printed publications as well as online advertising revenue from desktop, smartphone and tablets affiliated with the publications.

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Retail	$250,936	$282,566	(11%)	$480,501	$535,552	(10%)
National	60,481	78,894	(23%)	119,979	162,596	(26%)
Classified	158,363	168,723	(6%)	313,708	333,335	(6%)
Total Publishing Segment advertising revenues	$469,780	$530,183	(11%)	$914,188	$1,031,483	(11%)

The table below presents the percentage change in 2015 compared to 2014 for each of the major advertising and classified revenue categories, presented as if the USA Weekend shutdown, Gannett Healthcare Group sale, Apartments.com sale, and the acquisition of the Texas-New Mexico Newspapers Partnership and the Romanes Media Group occurred at the beginning of 2014.

	Second Quarter			Year-to-Date
	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment	U.S. Publishing	Newsquest (in pounds)	Total Publishing Segment

Retail	(10%)	(1%)	(10%)	(9%)	(1%)	(9%)
National	(15%)	(5%)	(15%)	(17%)	(3%)	(17%)
Classified:
Automotive	(4%)	(9%)	(6%)	(4%)	(8%)	(5%)
Employment	(8%)	(11%)	(12%)	(5%)	(8%)	(9%)
Real Estate	(10%)	(14%)	(15%)	(6%)	(12%)	(12%)
Legal	(3%)	—%	(3%)	(5%)	—%	(5%)
Other	(8%)	(6%)	(10%)	(5%)	(5%)	(8%)
Total Classified	(7%)	(10%)	(10%)	(5%)	(8%)	(8%)
Total Publishing Segment advertising revenues	(10%)	(6%)	(11%)	(9%)	(5%)	(10%)
Publishing Segment operating expenses decreased 9% in the quarter to $742.7 million compared to $814.1 million last year. Publishing Segment operating income was $47.2 million in the quarter compared to $53.2 million last year, a decrease of 11%.
Corporate Expense
Corporate expense increased 7% to $19.0 million in the second quarter and increased 8% to $37.9 million for the first six months of 2015, mainly due to increased costs related to the separation of our publishing business that occurred on June 29, 2015. Although we anticipate some of these costs to be recurring in nature, we have identified offsetting reductions which will be implemented over the balance of the year as we right-size our new footprint.
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
We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income attributable to TEGNA Inc. before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income, (5) other non-operating items, (6) workforce restructuring, (7) other transformation items, (8) asset impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income attributable to TEGNA Inc. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income.
Workforce restructuring and transformation items primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions primarily within the Publishing business. Workforce restructuring expenses include payroll and related benefit costs. Transformation items include incremental expenses incurred by us to execute on our transformation and growth plan and incremental expenses and gains associated with optimizing our real estate portfolio. Transformation items also include amortization of acquired advertising contracts. Asset impairment charges reflect non-cash charges to reduce the book value of certain intangible assets to their respective fair values, as our projections for the businesses underlying the related assets had declined.
In the first quarter of 2015, special items were recorded in other non-operating items primarily related to the pre-tax gain of $44 million related to the sale of the Gannett Healthcare Group, partly offset by costs related to the spin-off of our publishing operation. Other non-operating items for the first quarter of 2014 included special charges primarily related to the early retirement of our 9.375% notes due in 2017. The charges included a call premium paid as well as the write off of unamortized debt issuance costs and original issue discount. We also incurred expenses related to the consent solicitation relating to the Belo debentures we assumed as part of the Belo transaction. The income tax provision for the first quarter of 2014 reflects a charge related to the sale of our interest in television station KMOV‑TV in St. Louis, MO, in February 2014.
In the second quarter of 2015, special items were recorded in other non-operating items primarily related to costs related the spin-off of our publishing operation, partly offset by the gain related to the Texas-New Mexico Newspapers Partnership acquisition. In the second quarter of 2014, non-operating special items were recorded primarily related to the pre-tax gain of $148 million related to the Classified Ventures sale of its Apartments.com business. This gain is reflected in the line equity income in unconsolidated investees, net.
We use non-GAAP financial performance measures for purposes of evaluating business unit and consolidated company performance. Therefore, we believe that each of the non-GAAP measures presented provides investors a view into the ongoing operation of our businesses through the eyes of our management and Board of Directors. This facilitates comparison of results across historical periods, and provides a focus on the underlying ongoing operating performance of our businesses. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.
Discussion of special charges and credits affecting reported results

Our results for 2015 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring;

•	Transformation items;

•	Non-cash asset impairment charges;

•	Other non-operating gains related to the sale of Gannett Healthcare Group and the newspaper partnerships exchange and charges related to the spin-off of our Publishing business; and

•	Special tax charge primarily related to the restructuring of our legal entities in advance of the spin-off of our Publishing business.
Results for 2014 included the following special items:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Non-cash asset impairment charges;

•	Other non-operating charges;

•	Non-operating gain related to the sale of Apartments.com; and

•	A tax charge related to the sale of our interest in KMOV-TV.

Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$1,521,392	$1,460,004	4%	$2,994,157	$2,864,070	5%
Adjusted operating expenses	1,215,243	1,165,810	4%	2,444,263	2,343,117	4%
Adjusted operating income	$306,149	$294,194	4%	$549,894	$520,953	6%

Adjusted net income attributable to TEGNA Inc.	$150,165	$154,649	(3%)	$262,930	$263,073	—%
Adjusted diluted earnings per share	$0.65	$0.67	(3%)	$1.13	$1.13	—%
Operating revenues increased 4% to $1.52 billion in the second quarter of 2015 and 5% to $2.99 billion for the year-to-date period. The increase in both periods were driven by record results in the Broadcasting Segment, partially offset by the absence of politically related advertising revenues that benefited the same periods last year, and record results in the Digital Segment, driven by the acquisition and strong organic growth of Cars.com.
Broadcasting Segment revenues increased 5% in the second quarter of 2015 and 4% year-to-date, reflecting substantially higher retransmission revenues and digital revenues, partly offset by the absence of political advertising revenue in the quarter and year-to-date periods. Digital Segment revenues increased 74% for the second quarter and 79% for the year-to-date period, which was driven by the acquisition and strong organic growth of Cars.com. Publishing Segment revenues were down 9% in both, the second quarter of 2015 and year-to-date periods.
A summary of the impact of special items on our operating expenses is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating expenses (GAAP basis)	$1,253,026	$1,217,502	3%	$2,494,863	$2,417,574	3%
Remove special items:
Workforce restructuring	(16,988)	(22,917)	(26%)	(30,130)	(26,382)	14%
Transformation items	(16,277)	(12,588)	29%	(10,012)	(31,888)	(69%)
Asset impairment charges	(4,518)	(16,187)	(72%)	(10,458)	(16,187)	(35%)
As adjusted (non-GAAP basis)	$1,215,243	$1,165,810	4%	$2,444,263	$2,343,117	4%
Adjusted operating expenses increased 4% for the quarter and year-to-date period, mainly due to the acquisition of Cars.com, partially offset by lower Publishing Segment expenses.
A summary of the impact of special items on operating income is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating income (GAAP basis)	$268,366	$242,502	11%	$499,294	$446,496	12%
Remove special items:
Workforce restructuring	16,988	22,917	(26%)	30,130	26,382	14%
Transformation items	16,277	12,588	29%	10,012	31,888	(69%)
Asset impairment charges	4,518	16,187	(72%)	10,458	16,187	(35%)
As adjusted (non-GAAP basis)	$306,149	$294,194	4%	$549,894	$520,953	6%
Adjusted operating income increased 4% for the second quarter, reflecting higher Broadcasting and Digital Segment adjusted operating income, partially offset by lower Publishing Segment adjusted operating income. Adjusted Broadcasting

Segment operating income increased 1% to $179.2 million for the quarter reflecting substantially higher retransmission revenue, partially offset by the absence of $14 million in incremental politically related advertising that occurred in the second quarter last year. Adjusted Digital Segment operating income was $71.8 million for the quarter driven primarily by the acquisition of and strong organic growth at Cars.com. Adjusted Publishing Segment operating income was $74.2 million for the quarter. On a year-to-date basis, adjusted operating income increased 6%, reflecting higher Broadcasting and Digital Segment adjusting operating income, partly offset by lower Publishing Segment adjusted operating income.
A summary of the impact of special items on non-operating income (expense), net income attributable to TEGNA Inc. and diluted earnings per share is presented below:

In thousands, except share data	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Total non-operating income (expense) (GAAP basis)	$(70,545)	$89,410	***	$(113,466)	$7,505	***
Remove special items:
Non-operating items	6,512	(143,510)	***	(19,168)	(123,110)	(84%)
As adjusted (non-GAAP basis)	$(64,033)	$(54,100)	18%	$(132,634)	$(115,605)	15%

Net income attributable to TEGNA Inc. (GAAP basis)	$115,867	$208,467	(44%)	$228,761	$267,626	(15%)
Remove special items (net of tax):
Workforce restructuring	10,966	14,317	(23%)	19,365	16,582	17%
Transformation items	9,769	7,688	27%	5,643	18,788	(70%)
Asset impairment charges	2,712	15,387	(82%)	6,370	15,387	(59%)
Non-operating items	3,991	(91,210)	***	(4,069)	(79,110)	(95%)
Special tax charge	6,860	—	***	6,860	23,800	(71%)
As adjusted (non-GAAP basis)	$150,165	$154,649	(3%)	$262,930	$263,073	—%

Diluted earnings per share (GAAP basis)	$0.50	$0.90	(44%)	$0.99	$1.15	(14%)
Remove special items (net of tax):
Workforce restructuring	0.05	0.06	(17%)	0.08	0.07	14%
Transformation items	0.04	0.03	33%	0.02	0.08	(75%)
Asset impairment charges	0.01	0.07	(86%)	0.03	0.07	(57%)
Non-operating items	0.02	(0.39)	***	(0.02)	(0.34)	(94%)
Special tax charges	0.03	—	***	0.03	0.10	(70%)
As adjusted (non-GAAP basis)	$0.65	$0.67	(3%)	$1.13	$1.13	—%
As adjusted net income attributable to TEGNA Inc. and as adjusted diluted earnings per share each decreased 3% for the quarter and were flat for the year-to-date period. The decrease for the quarter was primarily due to a higher effective tax rate in the second quarter of 2015 compared to last year.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Net income attributable to TEGNA Inc. (GAAP basis)	$115,867	$208,467	(44%)	$228,761	$267,626	(15%)
Net income attributable to noncontrolling interests	15,623	17,445	(10%)	30,213	27,875	8%
Provision for income taxes	66,331	106,000	(37%)	126,854	158,500	(20%)
Interest expense	69,341	64,148	8%	140,100	133,796	5%
Equity income in unconsolidated investees, net	(2,638)	(156,540)	(98%)	(7,696)	(165,031)	(95%)
Other non-operating items	3,842	2,982	29%	(18,938)	23,730	***
Operating income (GAAP basis)	268,366	242,502	11%	499,294	446,496	12%
Workforce restructuring	16,988	22,917	(26%)	30,130	26,382	14%
Transformation items	16,277	12,588	29%	10,012	31,888	(69%)
Asset impairment charges	4,518	16,187	(72%)	10,458	16,187	(35%)
Adjusted operating income (non-GAAP basis)	306,149	294,194	4%	549,894	520,953	6%
Depreciation	49,697	44,850	11%	99,180	89,614	11%
Adjusted amortization (non-GAAP basis)	32,575	14,471	***	64,662	27,734	***
Adjusted EBITDA (non-GAAP basis)	$388,421	$353,515	10%	$713,736	$638,301	12%

Our Adjusted EBITDA increased 10% to $388.4 million for the second quarter. The increase was driven by the acquisition of Cars.com and strong results in the Broadcasting Segment. On the same basis, our Adjusted EBITDA increased 12% to $713.7 million for the year-to-date period.
Broadcasting Segment - Non-GAAP
A summary of the impact of special items on the Broadcasting Segment is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Broadcasting Segment operating expenses (GAAP basis)	$240,927	$226,936	6%	$462,391	$454,655	2%
Remove special items:
Workforce Restructuring	—	(2,220)	***	(348)	(2,220)	(84%)
Transformation items	(2,705)	(3,109)	(13%)	7,637	(12,865)	***
As adjusted (non-GAAP basis)	$238,222	$221,607	7%	$469,680	$439,570	7%

Broadcasting Segment operating income (GAAP basis)	$176,502	$171,322	3%	$351,832	$325,871	8%
Remove special items:
Workforce Restructuring	—	2,220	***	348	2,220	(84%)
Transformation items	2,705	3,109	(13%)	(7,637)	12,865	***
As adjusted (non-GAAP basis)	$179,207	$176,651	1%	$344,543	$340,956	1%
Adjusted Broadcasting Segment operating expenses increased 7% for the second quarter reflecting higher reverse network compensation and investments in our digital sales initiatives. Adjusted operating income for the Broadcasting Segment was $179.2 million for the quarter, an increase of 1%.
On a year-to-date basis, adjusted Broadcasting Segment operating expenses increased 7% for the reasons mentioned above. Adjusted operating income for the Broadcasting Segment was $344.5 million, an increase of 1%.

Digital Segment - Non-GAAP
A summary of the impact of special items on the Digital Segment is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Digital Segment operating expenses (GAAP basis)	$274,514	$158,686	73%	$551,060	$314,597	75%
Remove special items:
Workforce Restructuring	(1,318)	—	***	(2,167)	—	***
Transformation items	(6,849)	—	***	(9,023)	—	***
As adjusted (non-GAAP basis)	$266,347	$158,686	68%	$539,870	$314,597	72%

Digital Segment operating income (GAAP basis)	$63,633	$35,695	78%	$119,786	$59,519	***
Remove special items:
Workforce Restructuring	1,318	—	***	2,167	—	***
Transformation items	6,849	—	***	9,023	—	***
As adjusted (non-GAAP basis)	$71,800	$35,695	***	$130,976	$59,519	***
Adjusted Digital Segment operating expenses increased 68% for the second quarter due to the acquisition of Cars.com. Adjusted expenses on a pro forma basis decreased 4% for the second quarter reflecting lower traffic acquisition costs and favorable changes to affiliate agreements at Cars.com as well as cost efficiencies at CareerBuilder.
Adjusted operating income for the Digital Segment was $71.8 million for the second quarter, an increase of 101%. Adjusted operating income on a pro forma basis increased by 65% due to strong results at Cars.com.
On a year-to-date basis, adjusted Digital Segment operating expenses increased 72% due to the acquisition of Cars.com. Adjusted expenses on a pro forma basis decreased 2%. Adjusted operating income was $131.0 million for the first six months of 2015, an increase of 120% over the same comparable period last year. The increase was due to strong results at Cars.com and CareerBuilder.
Publishing Segment - Non-GAAP
A summary of the impact of special items on the Publishing Segment is presented below:

In thousands	Second Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Publishing Segment operating expenses (GAAP basis)	$742,727	$814,126	(9%)	$1,492,610	$1,613,201	(7%)
Remove special items:
Workforce restructuring	(15,670)	(20,697)	(24%)	(27,615)	(24,162)	14%
Transformation items	(6,723)	(9,479)	(29%)	(8,626)	(19,023)	(55%)
Asset impairment charges	(4,518)	(16,187)	(72%)	(10,458)	(16,187)	(35%)
As adjusted (non-GAAP basis)	$715,816	$767,763	(7%)	$1,445,911	$1,553,829	(7%)

Publishing Segment operating income (GAAP basis)	$47,249	$53,239	(11%)	$65,554	$96,227	(32%)
Remove special items:
Workforce restructuring	15,670	20,697	(24%)	27,615	24,162	14%
Transformation items	6,723	9,479	(29%)	8,626	19,023	(55%)
Asset impairment charges	4,518	16,187	(72%)	10,458	16,187	(35%)
As adjusted (non-GAAP basis)	$74,160	$99,602	(26%)	$112,253	$155,599	(28%)
Publishing Segment adjusted operating expenses decreased by 7% for the second quarter of 2015. Year-to-date, adjusted operating expenses decreased by 7%.

Adjusted operating income for the Publishing Segment was $74.2 million for the second quarter of 2015, a decrease of 26% compared to the same period last year. For the year-to-date period, adjusted operating income was $112.3 million, a decrease of 28%.
Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	Second Quarter		Year-to-Date
	2015	2014	2015	2014

Income before income taxes as reported	$197,821	$331,912	$385,828	$454,001
Net income attributable to noncontrolling interests	(15,623)	(17,445)	(30,213)	(27,875)
TEGNA pretax income (GAAP basis)	182,198	314,467	355,615	426,126
Remove special items:
Workforce restructuring	16,988	22,917	30,130	26,382
Transformation items	16,277	12,588	10,012	31,888
Asset impairment charges	4,518	16,187	10,458	16,187
Non-operating items	6,512	(143,510)	(19,168)	(123,110)
As adjusted (non-GAAP basis)	$226,493	$222,649	$387,047	$377,473

Provision for income taxes as reported (GAAP basis)	$66,331	$106,000	$126,854	$158,500
Remove special items:
Workforce restructuring	6,022	8,600	10,765	9,800
Transformation items	6,508	4,900	4,369	13,100
Asset impairment charges	1,806	800	4,088	800
Non-operating items	2,521	(52,300)	(15,099)	(44,000)
Special tax charge	(6,860)	—	(6,860)	(23,800)
As adjusted (non-GAAP basis)	$76,328	$68,000	$124,117	$114,400

Effective tax rate (GAAP basis)	36.4%	33.7%	35.7%	37.2%
As adjusted effective tax rate (non-GAAP basis)	33.7%	30.5%	32.1%	30.3%
The adjusted effective tax rate for the second quarter of 2015 was 33.7%, compared to the 30.5% adjusted effective tax rate for the comparable period last year. For the first six months, the adjusted effective tax rate was 32.1% in 2015 compared to 30.3% in the comparable period last year. The higher 2015 adjusted effective tax rates for both periods are due to larger benefits obtained in 2014 from releases of prior year tax reserves, favorable tax examination resolutions, and state statutory tax rate reductions, partially offset by a 2015 benefit from an accounting method change.
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

Reconciliations of Digital Segment revenues and expenses on an as reported basis to a pro forma basis for the second quarter and year-to-date periods in 2014 are below:

In thousands	Second Quarter 2014			Year-to-Date 2014
	As reported	Pro Forma Adjustments (a)	Pro Forma	As reported	Pro Forma Adjustments (a)	Pro Forma

Digital operating revenue	$194,381	$125,355	$319,736	$374,116	$248,052	$622,168
Digital operating expenses	158,686	117,537	276,223	314,597	234,273	548,870
Digital operating income	$35,695	$7,818	$43,513	$59,519	$13,779	$73,298

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

Digital Segment revenues on a pro forma basis increased 6% for the second quarter and 8% for the year-to-date period, driven mainly by strong organic growth at Cars.com. On a percentage basis, Cars.com revenues increased in the mid-twenties for the second quarter and year-to-date, primarily due to higher wholesale rates that Cars.com charges its affiliates, as well as an increase in average revenue per dealer and unit growth in Cars.com direct markets. CareerBuilder revenues declined 2% for the second quarter and increased 1% for year-to-date. The decline in the quarter reflects year-over-year declines in foreign exchange rates as well as the strategic decision to reduce our dependency on transactional advertising, replaced by an emphasis on more lucrative, long-term software deals. On a pro forma basis, Digital Segment operating expenses decreased 4% for the second quarter of 2015 and 2% for year-to-date.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
Spin-off of Publishing businesses - On the first day of our third quarter, we completed the previously announced spin-off of our publishing businesses. We will report publishing as a discontinued operation beginning in the third quarter of 2015 and for the remainder of the year.

•
Recurring income tax rate - We anticipate a recurring tax rate on a standalone basis to be in the mid-30%’s, given the loss of U.K. statutory tax benefits resulting from the spin-off of our publishing businesses.

•
Broadcasting Segment revenues - Broadcasting Segment revenues will be impacted by challenging year-over-year comparisons, due to the cyclical absence of record political revenues during the second half of this year. These revenues totaled $159 million in 2014, with $132 million generated in the second half of the year. Based on current trends, we expect the percentage decrease in total television revenues for the third quarter of 2015, compared to the same quarter in 2014, to be down in the low to mid-single digits as year-over-year comparisons in the third quarter of 2014 benefited from political advertising of $40 million.

•
Acquisition of remaining 73% interest in Classified Ventures LLC - On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures, LLC, which owned Cars.com, for $1.8 billion. As a result, we expect a substantial increase in Digital Segment revenues and Adjusted EBITDA in the third quarter of 2015 compared to the third quarter of 2014, driven by the consolidation of Cars.com and the impact of new affiliate agreements.

•
CareerBuilder investment - CareerBuilder has accelerated its de-emphasis on transactional lower margin sourcing and screening businesses to focus on broader software as a service offerings which provide for higher margins and longer-term relationships with clients as valued partners. This transition will impact CareerBuilder growth rates over the balance of the year and we intend to invest $10 - $15 million in additional sales and distribution resources in the second half.

•
2015 fiscal calendar - In connection with the spin-off of our publishing business, we plan to align our calendar with the Gregorian calendar by extending our fourth quarter four days to December 31, 2015. Our results in the fourth quarter, particularly for the Broadcasting Segment, will be impacted by the extra four days.

•
Sale of Gannett Healthcare Group - On December 29, 2014, we sold Gannett Healthcare Group to OnCourse Learning, an online education and training provider. As a result, revenue comparisons between 2015 and 2014 will be impacted by the absence of approximately $29 million due to this sale.

Liquidity, Capital Resources and Cash Flows
Our cash generating capability and financial condition, together with our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, contributions to our pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and/or funds raised in the capital markets.
In February 2012, Gannett announced a new capital allocation plan, which aimed to return $1.3 billion to shareholders by 2015. This plan included increasing our dividend to its current level of $0.80 per share on an annual basis. A $300 million share repurchase program was also launched. On June 13, 2013, we announced that the existing share buyback program was replaced with a new $300 million authorization projected to be completed within the two year period following its announcement. We suspended share repurchases in mid-2014 in connection with our acquisition of Cars.com. The temporary suspension on repurchases was lifted in February 2015 and for the first half of the year, we repurchased $75.1 million of stock. As of June 28, 2015, we had $73.8 million remaining under this authorization.
In connection with the spin-off of our Publishing businesses on the first day of the third quarter, we announced that we expect to return approximately $1.5 billion to shareholders by the end of 2018 through a regular cash dividend of $0.56 per share annually and a $750 million share repurchase program to be completed over a three-year period beginning June 29, 2015.
At the end of the second quarter, our total long-term debt was $4.45 billion. Cash and cash equivalents at the end of the second quarter totaled $219.1 million.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
Our net cash flow from operating activities was $295.4 million for the first six months of 2015, compared to $354.9 million for the first six months of 2014. The decrease in net cash flow from operating activities was due to the relative absence of $64 million of political and Olympic revenue achieved in the first two quarters last year, a $63.2 million increase in pension payments in 2015, the timing of certain reverse network compensation payments, payments related to previously accrued expenses for the shutdown of USA Weekend and routine working capital changes. The increase in pension payments in 2015 was primarily due to a voluntary contribution we made of $100.0 million to our principal retirement plan. TEGNA has no required contributions to any of its principal pension plans for the remainder of 2015.
Cash flows from investing activities totaled $0.4 million for the first six months of 2015, compared to cash flows of $45.8 million for the same period in 2014 or a difference of $45.4 million. The significant decrease in cash inflows was due primarily to $12.4 million received from investments in the first half of 2015 compared to $163.3 million for the same period in 2014, driven by a $154.6 million cash distribution from Classified Ventures related to its sale of Apartments.com last year. This is partially offset by lower payments for acquisitions in the first half of 2015 compared to the same period in 2014. In the first half of 2015, we paid $37.3 million for acquisitions compared to $122.0 million in the first half of 2014.
Cash flows used for financing activities totaled $195.3 million for the first six months of 2015, compared to $439.6 million for the first six months of 2014. The decrease in cash flows used for financing activities was mainly due to lower debt payments made in 2015 compared to the same period in 2014. We paid $86.5 million in debt payments in the first half of 2015 compared to $267.9 million in the same period last year, which included the early repayment of the 9.375% notes due in 2017 with a then aggregate principal balance of $250 million.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $156.2 million for the second quarter ended June 28, 2015 and $285.4 million for the first half of 2015. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” as well as “payments for investments” and increased by “proceeds from investments” and voluntary pension contributions, net of related tax benefit. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	Second Quarter		Year-to-Date
	2015	2014	2015	2014

Net cash flow from operating activities	$149,944	$188,937	$295,408	$354,939
Purchase of property, plant and equipment	(35,900)	(35,054)	(55,021)	(56,905)
Voluntary pension employer contributions	100,000	—	100,000	—
Tax benefit for voluntary pension employer contributions	(37,200)	—	(37,200)	—
Payments for investments	(25,168)	(4,318)	(30,168)	(5,318)
Proceeds from investments	4,519	157,556	12,402	163,315
Free cash flow	$156,195	$307,121	$285,421	$456,031
Our free cash flow in the first six months of 2015 is lower than the first six months in 2014 driven primarily by the cash distribution received last year from our investment in Classified Ventures.
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

Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors: (a) changes in economic conditions in the U.S. and other markets we serve may depress demand for our products and services; (b) competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses; (c) the separation of our Publishing business from our Broadcasting and Digital businesses may not achieve some or all of the anticipated benefits; (d) the value of our assets or operations may be diminished if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack; (e) volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures; (f) volatility in global financial markets directly affects the value of our pension plan assets and liabilities; (g) changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets; (h) our strategic acquisitions, investments and partnerships could pose various risks, increase our leverage and may significantly impact our ability to expand our overall profitability; (i) the value of our existing intangible assets may become impaired, depending upon future operating results; and (j) adverse results from litigation or governmental investigations can impact our business practices and operating results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. At the end of the second quarter of 2015, we had $821.7 million in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of $4 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.61 billion at June 28, 2015 and $4.65 billion at December 28, 2014.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of June 28, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

3/30/15 – 5/3/15	356,800	$36.01	356,800	$98,561,922
5/4/15 – 5/31/15	329,800	$35.27	329,800	$86,930,737
6/1/15 – 6/28/015	363,000	$36.06	363,000	$73,841,450
Total Second Quarter 2015	1,049,600	$35.79	1,049,600	$73,841,450
On June 11, 2013, our Board of Directors approved a new $300 million share repurchase program (replacing the 2012 $300 million program). This program was temporarily suspended in the third quarter of 2014 in support of the Cars.com acquisition. Share repurchases started again in the first quarter 2015 under this program.
In connection with the spin-off of our Publishing businesses on the first day of the third quarter, we announced that we expect to return approximately $1.5 billion to shareholders by the end of 2018 through a regular cash dividend of $0.56 per share annually and a $750 million share repurchase program to be completed over a three-year period beginning June 29, 2015.
Item 3. Defaults Upon Senior Securities
This item is not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On August 5, 2015, we determined that we will change our fiscal year from a 52/53 week period ending the last Sunday in December to a calendar year period by extending our 2015 fiscal year by four days to end on December 31, 2015. We will report the additional four days as part of our 2015 fourth quarter results, consistent with SEC guidance for reporting a change of this nature. Beginning January 1, 2016, our quarterly results will be for the three month periods ending March 31, June 30, September 30 and December 31. We do not intend to restate historical results in connection with this change.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Vice President and Controller
(on behalf of Registrant and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3.1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3.1 to TEGNA Inc.’s Form 8-K dated April 29, 2015 and filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3.1 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

3-2	Amended by-laws of TEGNA Inc.	Incorporated by reference to Exhibit 3.2 to TEGNA Inc.’s Form 8-K dated July 29, 2014 and filed on August 1, 2014.

4-1	Specimen Certificate for TEGNA Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to TEGNA Inc.’s Form 8-B filed on June 14, 1972.

10-1
Eighth Amendment, dated as of June 29, 2015, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Seventh Amendment thereto dated as of February 13, 2015, and the Sixth Amendment thereto dated September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Eighth Amendment.
Attached.

10-2	Separation and Distribution Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 2.1 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-3	Transition Services Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo. Inc.	Incorporated by reference to Exhibit 10.1 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-4	Tax Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 10.2 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-5	Employee Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 10.3 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-6	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Attached.

10-7	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June, 26, 2015.*	Attached.

10-8	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan Restatement dated June 26, 2015.*	Attached.

10-9	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Attached.

10-10	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Attached.

10-11	Amendment No. 3 to the TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Attached.

10-12	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan dated as of June 26, 2015.*	Attached.

10-13	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Attached.

10-14	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Attached.

10-15	Description of TEGNA Inc.'s Non-Employee Director Compensation.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

99-1	Information Statement of Gannett Co., Inc., formerly known as Gannett SpinCo., Inc.	Incorporated by reference to Exhibit 99.1 to TEGNA Inc.’s Form 8-K dated and filed on June 19, 2015.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 28, 2015 and December 28, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and year-to-date periods ended June 28, 2015 and June 29, 2014, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended June 28, 2015 and June 29, 2014, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.