Form 10-Q
period 2015-09-27
TEGNA INC
filed 2015-11-06
CIK 39899

Draft: Audit Committee version

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of September 27, 2015 was 221,692,610.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
TEGNA Inc. and Subsidiaries
In thousands, except share data

	Sept. 27, 2015	Dec. 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,799	$110,460
Trade receivables, less allowance for doubtful accounts (2015 - $12,273; 2014 - $10,710)	557,338	554,481
Other receivables	59,566	56,341
Deferred income taxes	41,592	156,851
Assets held for sale	187,913	51,564
Prepaid expenses and other current assets	101,711	83,621
Current discontinued operation assets	—	467,147
Total current assets	1,065,919	1,480,465
Property, plant and equipment
Cost	999,987	1,311,710
Less accumulated depreciation	(549,745)	(636,978)
Net property, plant and equipment	450,242	674,732
Intangible and other assets
Goodwill	3,966,517	3,955,582
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,107,582	3,189,478
Investments and other assets	284,483	249,483
Noncurrent discontinued operation assets	—	1,655,715
Total intangible and other assets	7,358,582	9,050,258
Total assets (a)	$8,874,743	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
TEGNA Inc. and Subsidiaries
In thousands, except share data

	Sept. 27, 2015	Dec. 28, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$157,950	$155,896
Accrued expenses	316,593	371,731
Dividends payable	31,845	45,309
Income taxes	29,382	11,267
Deferred income	178,973	139,971
Current portion of long-term debt	7,854	7,854
Current discontinued operation liabilities	—	395,908
Total current liabilities	722,597	1,127,936
Noncurrent liabilities
Income taxes	37,266	56,578
Deferred income taxes	898,588	848,047
Long-term debt	4,471,119	4,488,028
Pension liabilities	157,281	171,674
Other noncurrent liabilities	178,871	175,710
Noncurrent discontinued operation liabilities	—	827,739
Total noncurrent liabilities	5,743,125	6,567,776
Total liabilities (a)	6,465,722	7,695,712

Redeemable noncontrolling interests	25,002	20,470

Commitments and contingent liabilities (See Note 13)

Equity
TEGNA Inc. shareholders’ equity
Preferred stock of $1 par value per share, 2,000,000 shares authorized, none issued	—	—
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	528,111	546,406
Retained earnings	6,983,654	8,602,369
Accumulated other comprehensive loss	(118,800)	(778,769)
	7,717,384	8,694,425
Less treasury stock, at cost (2015 - 102,726,022 shares; 2014 - 97,679,541 shares)	(5,584,482)	(5,439,511)
Total TEGNA Inc. shareholders’ equity	2,132,902	3,254,914
Noncontrolling interests	251,117	234,359
Total equity	2,384,019	3,489,273
Total liabilities, redeemable noncontrolling interests and equity	$8,874,743	$11,205,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

(a) Our consolidated assets as of Sept. 27, 2015 include total assets of $59.2 million related to variable interest entities (VIEs) and our consolidated assets as of Dec. 28, 2014, include $60.0 million of such assets. These assets can only be used to settle the obligations of the VIEs. Consolidated liabilities as of Sept. 27, 2015 include total liabilities of $4.3 million related to VIEs and our consolidated liabilities as of Dec. 28, 2014 include $4.3 million of such liabilities. The VIEs’ creditors have no recourse to TEGNA regarding these liabilities. See further description in Note 1 - Basis of presentation and summary of significant accounting policies.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
TEGNA Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net operating revenues:
Media	$406,445	$416,509	$1,219,911	$1,197,035
Digital	351,072	204,560	1,025,770	587,060
Other	49,569	59,916	155,556	185,332
Total	807,086	680,985	2,401,237	1,969,427

Operating expenses:
Cost of sales and operating expenses, exclusive of depreciation	256,941	276,833	792,950	816,436
Selling, general and administrative expenses, exclusive of depreciation	283,564	186,191	852,853	559,642
Depreciation	21,723	21,294	71,360	61,141
Amortization of intangible assets	28,501	11,433	86,155	36,659
Facility consolidation and asset impairment charges	—	1,230	23,190	25,802
Total	590,729	496,981	1,826,508	1,499,680
Operating income	216,357	184,004	574,729	469,747

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	(1,013)	(981)	(4,123)	156,792
Interest expense	(66,949)	(65,791)	(206,871)	(199,284)
Other non-operating items	(3,116)	(15,326)	(5,346)	(39,762)
Total	(71,078)	(82,098)	(216,340)	(82,254)

Income before income taxes	145,279	101,906	358,389	387,493
Provision for income taxes	37,178	29,782	119,157	145,731
Income from continuing operations	108,101	72,124	239,232	241,762
Income (loss) from discontinued operations, net of tax	(2,359)	67,868	125,485	193,731
Net income	105,742	139,992	364,717	435,493
Net income attributable to noncontrolling interests	(17,487)	(21,476)	(47,700)	(49,351)
Net income attributable to TEGNA Inc.	$88,255	$118,516	$317,017	$386,142

Earnings from continuing operations per share - basic	$0.40	$0.22	$0.85	$0.85
Earnings (loss) from discontinued operations per share - basic	$(0.01)	$0.30	$0.55	$0.86
Net income per share – basic	$0.39	$0.52	$1.40	$1.71

Earnings from continuing operations per share - diluted	$0.39	$0.22	$0.83	$0.83
Earnings (loss) from discontinued operations per share - diluted	$(0.01)	$0.29	$0.54	$0.83
Net income per share – diluted	$0.38	$0.51	$1.37	$1.66

Weighted average number of common shares outstanding:
Basic shares	224,530	225,761	226,053	226,374
Diluted shares	230,078	232,097	231,310	232,157

Dividends declared per share	$0.14	$0.20	$0.54	$0.60
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TEGNA Inc. and Subsidiaries
Unaudited, in thousands

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net income	$105,742	$139,992	$364,717	$435,493
Redeemable noncontrolling interests (income not available to shareholders)	(310)	(359)	(1,595)	(2,209)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,033)	(28,412)	(4,639)	(10,951)
Pension and other post-retirement benefit items:
Amortization of prior service credit, net	76	(1,191)	(1,160)	(2,891)
Amortization of actuarial loss	3,742	11,668	35,150	34,901
Actuarial loss arising during period	(14,631)	—	(14,631)	—
Remeasurement of pension and other post-retirement benefits liabilities	79,184	—	79,184	33,907
Other	—	18,068	(4,397)	2,656
Pension and other post-retirement benefit items	68,371	28,545	94,146	68,573
Other	(518)	(4,912)	(518)	(3,851)
Other comprehensive income (loss), before tax	62,820	(4,779)	88,989	53,771
Income tax effect related to components of other comprehensive income	(27,079)	(4,945)	(37,067)	(26,921)
Other comprehensive income (loss), net of tax	35,741	(9,724)	51,922	26,850
Comprehensive income	141,173	129,909	415,044	460,134
Comprehensive income attributable to noncontrolling interests, net of tax	(14,806)	(16,205)	(41,529)	(43,291)
Comprehensive income attributable to TEGNA Inc.	$126,367	$113,704	$373,515	$416,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TEGNA Inc. and Subsidiaries
Unaudited, in thousands

	Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014

Cash flows from operating activities:
Net income	$364,717	$435,493
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	214,066	183,403
Facility consolidation and asset impairment charges	33,179	51,210
Pension contributions, net of pension expense	(121,732)	(100,983)
Equity income in unconsolidated investees, net	(6,683)	(166,787)
Stock-based compensation – equity awards	17,112	25,133
Change in other assets and liabilities, net	(21,426)	145,132
Net cash flow from operating activities	479,233	572,601
Cash flows from investing activities:
Purchase of property, plant and equipment	(74,897)	(91,559)
Payments for acquisitions, net of cash acquired	(53,654)	(202,724)
Payments for investments	(30,293)	(5,318)
Proceeds from investments	12,402	166,251
Proceeds from sale of certain assets	110,524	303,539
Net cash flow from (used for) investing activities	(35,918)	170,189
Cash flows from financing activities:
Proceeds from borrowings under revolving credit agreements	120,000	—
Proceeds from unsecured fixed rate notes	—	666,732
Proceeds from unsecured floating rate term loans	200,000	—
Payments of unsecured floating rate term loans	(29,590)	(27,627)
Payments of unsecured fixed rate notes	(316,568)	(250,000)
Payments of debt issuance and financing costs	(6,980)	(10,005)
Dividends paid	(136,163)	(136,059)
Cost of common shares repurchased	(200,569)	(75,815)
Proceeds from issuance of common stock upon settlement of stock awards	23,154	11,915
Distribution to noncontrolling interests	(24,783)	(877)
Deferred payments for acquisitions	(9,136)	(15,687)
Cash transferred to the Gannett Co., Inc. business	(63,365)	—
Net cash flow from (used for) financing activities	(444,000)	162,577
Effect of currency exchange rate change on cash	—	(55)
Increase (decrease) in cash and cash equivalents	(685)	905,312
Balance of cash and cash equivalents at beginning of period	118,484	469,203
Balance of cash and cash equivalents at end of period	$117,799	$1,374,515

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$59,394	$112,802
Cash paid for interest	$183,239	$167,513
Non-cash investing and financing activities:
Payment for acquisition (non-monetary exchange of investment)	$(34,403)	$—
Assets held for sale proceeds	$—	$146,428
Escrow deposit disbursement related to London Broadcasting Company television stations acquisition	$—	$(134,908)
Capital expenditures	$—	$(11,520)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2015
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
On the first day of our fiscal third quarter, June 29, 2015, we completed the spin-off of our publishing businesses. The publishing businesses retained the name Gannett Co., Inc. and now trades on the New York Stock Exchange (NYSE) under the symbol GCI. TEGNA Inc. trades on the NYSE under the symbol TGNA. The financial position and results of operations of the publishing businesses are reflected as discontinued operations for all periods presented through the date of the spin-off.  The financial statements and footnotes have been revised accordingly. See Note 14, “Discontinued Operations”, for further details regarding the spin-off.
Variable Interest Entities (VIE): A variable interest entity is an entity that lacks equity investors or whose equity investors lack a controlling interest in the entity through their equity investments. We consolidate VIEs when we are the primary beneficiary. In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we are obligated to absorb losses or the right to receive returns of the VIE.
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
The carrying amounts and classification of the assets and liabilities of the consolidated VIEs mentioned above and included in our consolidated balance sheets were as follows:

In thousands	Sept. 27, 2015	Dec. 28, 2014

Current assets	$20,653	$20,541
Plant, property and equipment, net	9,743	10,084
Intangible and other assets	28,848	29,412
Total assets	$59,244	$60,037

Current liabilities	$11,745	$11,635
Noncurrent liabilities	20,091	26,028
Total liabilities	$31,836	$37,663

Recent accounting standards: In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. Recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduces comparability between periods when the adjustments are material. Past measurement period adjustments for us have not been material.

In July 2015, the FASB delayed the effective date for ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard in 2017. We can also choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact and timing of adopting this pronouncement, and the transition method we will use.

In April 2015, the FASB issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents their debt issuance cost on the balance sheet as a direct deduction from the carrying amount of their debt liability, similar to their debt discounts, rather than as an asset as has been done previously. Amortization of the cost is reported as interest expense. We are required to adopt ASU 2015-03 in the first quarter of 2016, with early adoption also being permitted. We are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each period presented is adjusted to reflect the effects of applying the new guidance. At the end of the third quarter, we had $53.0 million of debt issuance costs recorded as assets, including $7 million related to our revolving credit agreement. The debt issuance costs amount to less than 1% of our total assets.
NOTE 2 – Acquisitions and dispositions
Early in fiscal year 2015, we sold Gannett Healthcare Group (GHG) to OnCourse Learning, an online education and training provider. GHG is a leading provider of continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals in the United States.
In March 2015, CareerBuilder increased its controlling interest in Economic Modeling Specialists Intl. (EMSI) by 11% from 74% to 85%. EMSI is an economic software firm that specializes in employment data and labor market analysis. EMSI collects and interprets large amounts of labor data, which is used in work force development and talent strategy.
In May 2015, Newsquest Media Group, a subsidiary of our former publishing businesses that operates in the U.K, acquired Romanes Media Group, a local news publishing business operating in Scotland, Berkshire and Northern Ireland.
In June 2015, our former publishing businesses completed the acquisition of the remaining 59.36% interest in the Texas-New Mexico Newspapers Partnership that it did not previously own from Digital First Media. The transaction was completed through the assignment of our 19.49% interest in the California Newspapers Partnership and additional cash consideration. As a result, our former publishing business now owns 100% of the Texas-New Mexico Newspapers Partnership and no longer has any ownership interest in California Newspapers Partnership.
In June 2015, we completed the spinoff of our publishing businesses and began trading as TEGNA on the New York Stock Exchange under the symbol TGNA. See Note 14 for further details regarding the spin-off.
In July 2015, CareerBuilder acquired a majority stake in Textkernel, a leading-edge software company providing semantic recruitment technology to the global market. Textkernel is based in Amsterdam.
NOTE 3 – Facility consolidation and asset impairment charges
We evaluated the carrying values of property, plant and equipment at certain Media and Digital businesses as a result of our plans to implement technology changes and consolidate facilities which shortened the useful life of these assets. As a result, we revised the useful lives of certain assets to reflect the use of those assets over a shortened period. In the second quarter of 2015, we recognized related non-cash charges, the largest of which, $6.8 million, related to a Digital business. In 2015, we also recorded non-cash impairment charges to reduce the book value of goodwill and other intangible assets. The goodwill impairment and other intangible non-cash charges resulted from our application of the interim impairment testing provisions included within the goodwill subtopic ASC Topic 350. We are required to test goodwill and other indefinite lived assets for impairment annually. Our annual measurement date for testing is the first day of the fourth quarter. However, because of softening business conditions at one of our smaller "Other" Segment reporting units in 2015 and two similar units in 2014, we accelerated our testing of those reporting units. Our testing showed that the implied fair value of the goodwill was less than the recorded value. Therefore, we recognized a non-cash charge of $5.9 million in the first quarter of 2015 and $15.3 million in the second quarter of 2014 to reduce the carrying value of goodwill to the implied fair value.
We recorded no pre-tax charges for facility consolidations and asset impairments in the third quarter and $23.2 million for the year-to-date period in 2015. For 2014, we recorded $1.2 million pre-tax charges for the third quarter and $25.8 million for the year-to-date period.

NOTE 4 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at September 27, 2015 and December 28, 2014:

In thousands	Sept. 27, 2015		Dec. 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,966,517	$—	$3,955,582	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Mastheads and trade names	938,350	—	938,349	—
Amortizable intangible assets:
Customer relationships	905,551	128,127	845,525	23,216
Other	269,490	69,632	253,435	16,565
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, internally developed technology, patents and amortizable trade names.
The following table summarizes the changes in our net goodwill balance through September 27, 2015:

In thousands	Media	Digital	Other	Total

Balance at Dec. 28, 2014:
Goodwill	$2,578,601	$1,503,140	$289,122	$4,370,863
Accumulated impairment losses	—	(166,971)	(248,310)	(415,281)
Net balance at Dec. 28, 2014	2,578,601	1,336,169	40,812	3,955,582
Activity during the period:
Acquisitions and adjustments	817	25,576	—	26,393
Impairment	—	—	(5,940)	(5,940)
Foreign currency exchange rate changes	—	(9,517)	—	(9,517)
Total	817	16,059	(5,940)	10,936
Balance at Sept. 27, 2015:
Goodwill	2,579,418	1,519,199	289,120	4,387,737
Accumulated impairment losses	—	(166,971)	(254,249)	(421,220)
Net balance at Sept. 27, 2015	$2,579,418	$1,352,228	$34,871	$3,966,517
In July 2015, CareerBuilder acquired a majority stake in Textkernel. The initial purchase price allocation is preliminary, based upon all information available to us at the present time and is subject to change.

NOTE 5 – Long-term debt
Our long-term debt is summarized below:

In thousands	Sept. 27, 2015	Dec. 28, 2014

Unsecured floating rate term loan due quarterly through August 2018	$99,500	$123,200
VIE unsecured floating rate term loans due quarterly through December 2018	27,489	33,379
Unsecured notes bearing fixed rate interest at 10% due June 2015	—	66,568
Unsecured notes bearing fixed rate interest at 6.375% due September 2015	—	250,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Borrowings under revolving credit agreement expiring June 2020	760,000	640,000
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	250,000	250,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured floating rate term loan due quarterly through June 2020	200,000	—
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,495,418	4,521,576
Other (fair market value adjustments and discounts)	(16,445)	(25,694)
Total long-term debt	4,478,973	4,495,882
Less current portion of long-term debt maturities of VIE loans	7,854	7,854
Long-term debt, net of current portion	$4,471,119	$4,488,028
For the first nine months of 2015, our long-term debt decreased by $16.9 million, primarily reflecting debt payments of $346.2 million partially offset by additional borrowings as mentioned below, of $200.0 million and $120.0 million from a term loan and from the revolving credit facility, respectively, and debt discount amortization. On September 27, 2015, we had unused borrowing capacity of $604.3 million under our revolving credit agreement.

On June 29, 2015, we entered into an agreement to amend and extend our existing revolving credit facility with one expiring on June 29, 2020 (the Amended and Restated Competitive Advance and Revolving Credit Agreement). As a result, the maximum total leverage ratio permitted by the new agreement is 5.0x through June 30, 2017, after which, as amended, it is reduced to 4.75x through June 30, 2018 and then to 4.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. On September 23, 2015, we amended the Amended and Restated Competitive Advance and Revolving Credit Agreement to add an additional lender. Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.4 billion.

At the start of the third quarter, we also borrowed $200.0 million under a new five-year term loan. The interest rate on the term loan is equal to the same interest rates as borrowings under the Amended and Restated Competitive Advance and Revolving Credit Agreement. Both the revolving credit agreement and the term loan are guaranteed by a majority of our wholly-owned material domestic subsidiaries.

NOTE 6 – Retirement plans
We, along with our subsidiaries, have various retirement plans, including plans established under collective bargaining agreements. In connection with the spin-off of our publishing businesses we entered into an employee matters agreement with Gannett which provides that employees of Gannett no longer participate in benefit plans sponsored or maintained by us as of the separation date. Upon separation, certain pension obligations were assumed by Gannett resulting in a decrease in sponsored pension plan obligations. The net pension obligation as of September 27, 2015 reflective of this change was $164.8 million.
Our retirement plan costs include costs for qualified and nonqualified plans and are presented in the following table:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Service cost-benefits earned during the period	$97	$1,358	$2,771	$4,066
Interest cost on benefit obligation	5,898	42,391	82,687	127,129
Expected return on plan assets	(8,169)	(58,902)	(120,490)	(176,650)
Amortization of prior service cost	206	1,892	3,970	5,675
Amortization of actuarial loss	3,652	11,455	34,260	34,356
Expense (credit) for company-sponsored retirement plans	$1,684	$(1,806)	$3,198	$(5,424)
We have no required contributions to our funded pension plans for the remainder of 2015 due to the current funding level. In the second quarter of 2015, we made a voluntary contribution of $100.0 million to the Gannett Retirement Plan prior to the spin-off transaction.
NOTE 7 – Post-retirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits, and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. In March 2014, we adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, we pay a stipend to certain Medicare-eligible retirees. As a result of this change, we remeasured the related post-retirement benefit obligation during the first quarter of 2014, and recorded a reduction to the liability of $33.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). In connection with the spin-off of our publishing businesses we entered into an employee matters agreement with Gannett. Under that agreement, Gannett assumed certain post-retirement obligations resulting in a decrease in our sponsored post-retirement plan obligations. The post-retirement benefit obligation as of September 27, 2015 reflective of this change was $8.6 million.
Post-retirement benefit costs for health care and life insurance are presented in the following table:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Service cost (credit)-benefits earned during the period	$(58)	$92	$154	$278
Interest cost on net benefit obligation	171	1,098	2,157	3,613
Amortization of prior service credit	(130)	(3,083)	(5,130)	(8,566)
Amortization of actuarial loss	90	213	890	545
Net periodic post-retirement benefit credit	$73	$(1,680)	$(1,929)	$(4,130)

NOTE 8 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $12.7 million as of September 27, 2015 and $11.6 million as of December 28, 2014. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.7 million as of September 27, 2015 and $2.0 million as of December 28, 2014.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, transactions subsequent to the spin-off or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $25.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
NOTE 9 – Supplemental equity information
The following table summarizes equity account activity for the thirty-nine week periods ended September 27, 2015 and September 28, 2014:

In thousands	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	317,017	47,700	364,717
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,595)	(1,595)
Other comprehensive income (loss)	56,498	(4,576)	51,922
Total comprehensive income	373,515	41,529	415,044
Dividends declared	(122,480)	—	(122,480)
Stock-based compensation	17,112	—	17,112
Treasury shares acquired	(200,569)	—	(200,569)
Spin-off of Publishing businesses	(1,209,782)	—	(1,209,782)
Other activity	20,192	(24,771)	(4,579)
Balance at Sept. 27, 2015	$2,132,902	$251,117	$2,384,019

Balance at Dec. 29, 2013	$2,693,098	$201,695	$2,894,793
Comprehensive income:
Net income	386,142	49,351	435,493
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,209)	(2,209)
Other comprehensive income (loss)	30,701	(3,851)	26,850
Total comprehensive income	416,843	43,291	460,134
Dividends declared	(135,513)	—	(135,513)
Stock-based compensation	25,133	—	25,133
Treasury shares acquired	(75,815)	—	(75,815)
Other activity	11,621	(2,518)	9,103
Balance at Sept. 28, 2014	$2,935,367	$242,468	$3,177,835
In August 2012, our CareerBuilder subsidiary acquired 74% of Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. In March 2015, CareerBuilder purchased an additional 11% ownership interest in EMSI. Holders of the remaining 15% ownership interest in EMSI hold put rights that permit them to put their equity interest to CareerBuilder under certain terms and conditions. In July 2015, our CareerBuilder subsidiary acquired 60% of Textkernel B.V., a leading-edge software company providing semantic recruitment technology to the global market. Holders of the remaining 40% ownership interest in Textkernel hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of EMSI and Textkernel noncontrolling interests are outside of our control, the balance is presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”
The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax and noncontrolling interests):

In thousands	Retirement Plans	Foreign Currency Translation	Other	Total

Thirteen Weeks:
Balance at Jun. 28, 2015	$(1,154,095)	$393,712	$—	$(760,383)
Other comprehensive income (loss) before reclassifications	38,984	(2,663)	(518)	35,803
Amounts reclassified from accumulated other comprehensive income	2,310	—	—	2,310
Other comprehensive income (loss)	41,294	(2,663)	(518)	38,113
Spin-off publishing businesses	1,012,745	(409,275)	—	603,470
Balance at Sept. 27, 2015	$(100,056)	$(18,226)	$(518)	$(118,800)

Balance at Jun. 29, 2014	$(903,180)	$444,638	$—	$(458,542)
Other comprehensive income (loss) before reclassifications	16,783	(28,412)	—	(11,629)
Amounts reclassified from accumulated other comprehensive income	6,817	—	—	6,817
Other comprehensive income (loss)	23,600	(28,412)	—	(4,812)
Balance at Sept. 28, 2014	$(879,580)	$416,226	$—	$(463,354)

Thirty-nine Weeks:
Balance at Dec. 28, 2014	$(1,169,882)	$391,113	$—	$(778,769)
Other comprehensive income (loss) before reclassifications	35,466	(64)	(518)	34,884
Amounts reclassified from accumulated other comprehensive income	21,615	—	—	21,615
Other comprehensive income (loss)	57,081	(64)	(518)	56,499
Spin-off publishing businesses	1,012,745	(409,275)	—	603,470
Balance at Sept. 27, 2015	$(100,056)	$(18,226)	$(518)	$(118,800)

Balance at Dec. 29, 2013	$(921,232)	$427,177	$—	$(494,055)
Other comprehensive income before reclassifications	20,845	(10,951)	—	9,894
Amounts reclassified from accumulated other comprehensive income	20,807	—	—	20,807
Other comprehensive income (loss)	41,652	(10,951)	—	30,701
Balance at Sept. 28, 2014	$(879,580)	$416,226	$—	$(463,354)
Accumulated other comprehensive loss components are included in computing net periodic post-retirement costs (see Notes 6 and 7 for more detail). Reclassifications out of accumulated other comprehensive loss related to these post-retirement plans include the following:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Amortization of prior service credit	$76	$(1,191)	$(1,160)	$(2,891)
Amortization of actuarial loss	3,742	11,668	35,150	34,901
Total reclassifications, before tax	3,818	10,477	33,990	32,010
Income tax effect	(1,508)	(3,660)	(12,375)	(11,203)
Total reclassifications, net of tax	$2,310	$6,817	$21,615	$20,807

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
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014:

In thousands	Fair Value Measurements as of Sept. 27, 2015
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$42,188	$—	$—	$42,188
Sundry investments	59,217	—	—	59,217
Total assets	$101,405	$—	$—	$101,405

Contingent consideration payable	$—	$—	$533	$533
Total liabilities	$—	$—	$533	$533

In thousands	Fair Value Measurements as of Dec. 28, 2014
	Level 1	Level 2	Level 3	Total

Employee compensation related investments	$41,017	$—	$—	$41,017
Sundry investments	36,641	—	—	36,641
Total assets	$77,658	$—	$—	$77,658

Contingent consideration payable	$—	$—	$9,912	$9,912
Total liabilities	$—	$—	$9,912	$9,912
Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the future financial performance of the businesses. Contingent consideration payable in the table above represents the estimated fair value of future earn-outs payable under such agreements. The fair value of the contingent payments was measured based on the present value of the consideration expected to be transferred using a discounted cash flow analysis. The discount rate is a significant unobservable input in such present value computations. Discount rates ranged between 22% and 24% depending on the risk associated with the cash flows. Changes to the fair value of earn-outs are reflected in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Income. For the thirty-nine weeks ended September 27, 2015, the contingent consideration decreased by $9.4 million as a result of payments and adjustments to fair value.
The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.62 billion at September 27, 2015 and $4.65 billion at December 28, 2014.

NOTE 11 – Business segment information
Our reportable segments based on our management and internal reporting structures are Media, Digital and Other. The Media Segment at the end of the third quarter includes our 46 owned and serviced television stations. The Digital Segment principally includes Cars.com, CareerBuilder, Shoplocal and PointRoll. The Other Segment includes Clipper Magazine and Sightline Media Group.

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net Operating Revenues:
Media	$406,445	$416,509	$1,219,911	$1,197,035
Digital	351,072	204,560	1,025,770	587,060
Other	49,569	59,916	155,556	185,332
Total	$807,086	$680,985	$2,401,237	$1,969,427

Operating Income (net of depreciation, amortization and facility consolidation and asset impairment charges):
Media	$158,595	$177,970	$513,557	$503,841
Digital	72,445	41,249	175,462	89,003
Other	(1,744)	1,230	(11,000)	(10,527)
Corporate	(12,939)	(18,219)	(50,817)	(53,340)
Unallocated	—	(18,226)	(52,473)	(59,230)
Total	$216,357	$184,004	$574,729	$469,747

Depreciation, amortization and facility consolidation and asset impairment charges:
Media	$18,406	$20,307	$61,492	$68,122
Digital	31,073	10,529	106,050	29,667
Other	205	253	6,718	17,134
Corporate	540	2,868	6,445	8,679
Total	$50,224	$33,957	$180,705	$123,602

NOTE 12 – Earnings per share
Our earnings per share (basic and diluted) are presented below:

In thousands, except per share data	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Income from continuing operations attributable to TEGNA Inc.	$90,614	$50,648	$191,532	$192,411
Income (loss) from discontinued operations, net of tax	(2,359)	67,868	125,485	193,731
Net income attributable to TEGNA Inc.	$88,255	$118,516	$317,017	$386,142

Weighted average number of common shares outstanding - basic	224,530	225,761	226,053	226,374
Effect of dilutive securities:
Restricted stock	2,694	2,900	2,436	2,809
Performance share units	1,819	2,424	1,907	1,958
Stock options	1,035	1,012	914	1,016
Weighted average number of common shares outstanding - diluted	230,078	232,097	231,310	232,157

Earnings from continuing operations per share - basic	$0.40	$0.22	$0.85	$0.85
Earnings (loss) from discontinued operations per share - basic	$(0.01)	$0.30	$0.55	$0.86
Net income per share - basic	$0.39	$0.52	$1.40	$1.71

Earnings from continuing operations per share - diluted	$0.39	$0.22	$0.83	$0.83
Earnings (loss) from discontinued operations per share - diluted	$(0.01)	$0.29	$0.54	$0.83
Net income per share - diluted	$0.38	$0.51	$1.37	$1.66

The diluted earnings per share amounts exclude the effects of approximately 0.3 million stock options outstanding for the third quarter and year-to-date of 2015 and 1.7 million stock options outstanding for the third quarter and year-to-date of 2014, as their inclusion would be antidilutive.
NOTE 13 – Commitments, contingencies and other matters
We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. Management believes any liability that exists as a result of these matters is immaterial.
NOTE 14 – Discontinued Operations

On June 29, 2015, we completed the previously announced spin-off of our publishing businesses, creating a new independent publicly traded company, Gannett Co., Inc., through the distribution of 98.5% of our interest in Gannett to holders of our common shares. On June 29, 2015 each of our shareholders of record as of the close of business on the record date of June 28, 2015 received one share of Gannett common stock for every two shares of TEGNA common stock. Following the distribution, we own 1.5% of Gannett outstanding common shares. We will continue to own Gannett shares for a period of time not to exceed 5 years after distribution. In conjunction with the spin-off of the publishing businesses, we entered into a separation and distribution agreement with Gannett and also entered into various other agreements to effect the separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement.

Separation and Distribution Agreement
We entered into a separation and distribution agreement with Gannett which sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the separation. The separation agreement identified the assets transferred, the liabilities assumed and the contracts assigned to each of TEGNA and Gannett as part of the separation and also provides for the conditions under which and timing of transfers, assumptions and assignments occurred.

Transition Services Agreement
We entered into a transition services agreement with Gannett prior to the distribution pursuant to which TEGNA and its subsidiaries as well as Gannett and its subsidiaries will provide to each other a small number of services on an interim basis, not to exceed 24 months. These services include information technology, accounts payable, payroll, legal and other financial processing functions and administrative services. The agreed upon charges for such services are generally intended to allow the servicing party to recover all costs and expenses of providing such services.
The transition services agreement will terminate on the expiration of the term of the last service provided under it, no later than 24 months following the distribution date. The recipient for a particular service generally can terminate that service prior to the scheduled expiration date, subject generally to a minimum service period of 90 days and minimum notice period of 30 days. Due to interdependencies between some services, certain services may be extended or terminated early only if other services are coterminous.

Tax Matters Agreement
Prior to the separation, we entered into a tax matters agreement with Gannett that states each company’s rights and responsibilities with respect to payment of taxes, tax return filings, control of tax examinations, assistance and cooperation. In general we are responsible for taxes allocable to periods ending prior to the distribution (or the portion of periods up through the distribution), and Gannett is generally responsible for taxes allocable to periods beginning after the distribution (or the portion of periods beginning after the distribution). If the distribution fails to qualify as a tax-free transaction for U.S. federal income tax purposes and this failure is attributable to Gannett’s actions or inactions, the resulting liability is to be borne by Gannett.

Employee Matters Agreement
Gannett and TEGNA entered into an employee matters agreement prior to the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.
The employee matters agreement provides that, unless otherwise specified, TEGNA is responsible for liabilities associated with employees who are employed by TEGNA following the separation as well as former employees whose last employment was with the TEGNA businesses and certain specified current and former corporate employees. Gannett is responsible for liabilities associated with employees who are employed by Gannett following the separation, former employees whose last employment was with the Gannett businesses and certain specified current and former corporate employees. In addition, the employee matters agreement stipulates that Gannett make additional contributions of $25 million a year to the Gannett retirement plan in each of the 2016 through 2020 fiscal years and $15 million in 2021.

Financial Statement Presentation

The publishing businesses are presented as discontinued operations in our Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Income. In our consolidated statement of cash flows, the cash flows from discontinued operations are not separately classified.
The carrying value of the assets and liabilities of discontinued operations as of December 28, 2014 were as follows:

In thousands	Dec. 28, 2014
ASSETS
Current Assets
Cash and cash equivalents	$8,024
Trade receivables, less allowance for doubtful receivables	357,523
Other receivables	16,339
Inventories	38,944
Deferred income taxes	1,797
Assets held for sale	18,434
Prepaid expenses and other current assets	26,086
Total current assets	467,147
Property, plant and equipment
Cost	2,590,159
Less accumulated depreciation	(1,655,676)
Net property, plant and equipment	934,483
Intangible and other assets
Goodwill	544,345
Indefinite-lived and amortizable intangible assets less accumulated amortization	50,115
Deferred income taxes	63,647
Investments and other assets	63,125
Total intangible and other assets	721,232
Total noncurrent assets	1,655,715
Total assets	$2,122,862

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$125,888
Compensation	77,606
Taxes	26,195
Other	89,096
Deferred income	77,123
Total current liabilities	395,908
Pension liabilities	770,041
Other noncurrent liabilities	57,698
Total noncurrent liabilities	827,739
Total liabilities	$1,223,647

The financial results of discontinued operations through September 27, 2015 are presented as a profit (loss) from discontinued operations, net of income taxes, on our Condensed Consolidated Statements of Income. The following table presents the financial results of discontinued operations:

In thousands	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
Revenues	$—	$762,152	$1,435,069	$2,337,780
Operating Expenses:
Operating expenses, exclusive of depreciation and amortization	3,500	641,400	1,231,107	1,980,497
Depreciation	—	25,387	49,542	75,154
Amortization of intangible assets	—	3,461	7,008	10,449
Facility consolidation and asset impairment charges	—	5,391	9,989	24,414
Total	3,500	675,639	1,297,646	2,090,514
Operating income (loss)	(3,500)	86,513	137,423	247,266

Non-operating (expense) income:
Equity income in unconsolidated investees, net	—	2,737	10,807	9,995
Interest Expense	—	(140)	(178)	(443)
Other non-operating items	—	(2,124)	21,168	(1,418)
Total	—	473	31,797	8,134

Income (loss) from discontinued operations, before income taxes	(3,500)	86,986	169,220	255,400
Provision for income taxes	(1,141)	19,118	43,735	61,669
Income (loss) from discontinued operations, net of tax	$(2,359)	$67,868	$125,485	$193,731

The financial results reflected above may not represent Gannett’s stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to Gannett and exclude corporate overhead costs that were previously allocated to Gannett for each period.
The depreciation, amortization, capital expenditures and significant cash investing items of the discontinued operations were as follows:

In thousands	Thirty-nine Weeks Ended
	Sept. 27, 2015	Sept. 28, 2014
Depreciation	49,542	75,154
Amortization	7,008	10,449
Capital expenditures	(20,617)	(51,579)
Payments for acquisitions, net of cash acquired	(28,668)	—
Payments for investments	(2,000)	(1,500)
Proceeds from investments	12,402	11,615
NOTE 15 – Subsequent events
On July 15, 2015, we announced a binding definitive agreement for the sale of our corporate headquarters in McLean, Virginia to Tamares Tysons Corner LLC, an affiliate of Tamares, for a purchase price of $270 million. The sale transaction closed on October 2, 2015. On October 20, 2015, our Board of Directors approved, as a result of the sale, a $75 million increase in the company’s share repurchase program, which will be used over the original three-year term ending June 2018. We intend to use the remaining proceeds in the fourth quarter to redeem up to $180 million of our 7.125% Senior Notes due 2018.

Also, on November 5, 2015, we announced that we closed on the sale of Clipper Magazine, a direct mail advertising magazine business within of our Other Segment, to Valassis Direct Mail, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
On the first day of our fiscal third quarter, June 29, 2015, we completed the spin-off of our publishing businesses. The publishing business retained the name Gannett Co., Inc. and now trades on the New York Stock Exchange under the symbol GCI. Our company was renamed TEGNA Inc., and our stock trades on the New York Stock Exchange under the symbol TGNA. Third quarter and year-to-date results for the former publishing businesses presented in this discussion and the accompanying tables are now reported as Discontinued Operations.
Our operations consist of three business segments: Media, Digital, and Other. Through our Media Segment, we own or service (through shared service agreements or similar arrangements) 46 television stations with affiliated digital platforms in 38 markets. These stations serve more than 35 million households and represent almost one-third of the U.S. population. Excluding owner-operators, we are the No. 1 NBC affiliate group, No. 1 CBS affiliate group, and the No. 4 ABC affiliate group. We are the largest independent station group of major network affiliates in the top 25 markets, with a uniquely diversified portfolio.
Our Digital Segment consists of Cars.com (formerly Classified Ventures, LLC), CareerBuilder, Cofactor (including PointRoll and Shoplocal) and G/O Local. Cars.com, which we acquired full ownership of on Oct. 1, 2014, is a leading destination for online car shoppers. Cars.com allows consumers to search, compare and connect with sellers and dealers, and provides buyers with greater control over the shopping process. Cars.com hosts approximately four million vehicle listings and serves more than 20,000 customers that are primarily franchise and independent car dealers in all 50 states. CareerBuilder is the global leader in human capital solutions, helping companies to target, attract and retain talent. CareerBuilder has made significant investments over the past few years to accelerate its transformation into a global leader in the Human Resources software as a service business.
Our Other Segment consists of Clipper Magazine, Sightline Media Group, and Mobestream Media. Clipper Magazine is a direct mail advertising magazine that publishes hundreds of local market editions under the brands Local Flavor, Clipper Magazine, Savvy Shopper and Mint Magazine in 29 states to more than 27 million consumers. Sightline Media Group is a global provider of news, information and marketing solutions in the military, defense, federal technology and C4ISR (Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance) markets and offers a portfolio of multimedia products through web, mobile, television, print and custom publishing.
The reportable segments, which were based on our management and internal reporting structures, are Media, Digital, and Other. The primary revenue categories within the Media Segment are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are cyclical with peaks occurring in even years (e.g., 2014 and 2012) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable networks and telecommunications companies to carry our television signals on their network; 4) digital revenues which encompass digital marketing services and advertising on the stations’ website, tablet and mobile products; and 5) other revenues, which consist of payments by advertisers to television stations for other services, such as production of programming from third parties and production of advertising material. CareerBuilder, the largest company in the Digital Segment, generates revenues both through its own sales force by providing talent and compensation intelligence, human resource related consulting services and recruitment solutions and through sales of employment advertising placed by affiliated media organizations. Cars.com generates revenues primarily through subscription-based online automotive advertising packages targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels.
The largest component of operating expense within TEGNA is payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Media Segment, and sales and marketing costs within the Digital Segment.
Results from Operations
Our operating revenues were $807.1 million in the third quarter of 2015, an increase of 19% from $681.0 million in the same quarter last year. For the first nine months, operating revenues increased 22% to $2.40 billion from $1.97 billion in 2014. The increases were driven by record results in the Digital Segment, in both periods, reflecting primarily the acquisition of and organic growth at Cars.com. Media Segment revenues decreased 2% for the third quarter as double-digit growth in retransmission revenue and digital revenue was offset by the absence of political advertising revenue of $33.9 million that incrementally benefited the third quarter of 2014. For the first nine months of 2015, Media Segment revenues increased 2% driven by substantially higher retransmission and digital revenue which more than offset the absence of $55.7 million in incremental political revenue. The results for the third quarter and the year-to-date periods of 2015 include results for Cars.com. The prior year periods do not include results for Cars.com, impacting year-over-year comparisons. A separate discussion of pro forma information begins on page 30.

Operating expenses increased 19% for the third quarter and 22% for the first nine months of 2015, driven primarily by the acquisition of Cars.com in the Digital Segment and increased programming costs related to network fees in the Media Segment, partially offset by lower corporate expenses.
Non-operating expense decreased from $82.1 million in the third quarter of 2014 to $71.1 million in the third quarter of 2015 primarily due to the absence of spin-related costs that occurred last year. For the year-to-date period, non-operating expense increased from $82.3 million in 2014 to $216.3 million in 2015, primarily due to the absence of the $148.4 million gain on the sale of Apartments.com that occurred in the second quarter of last year. Equity loss from unconsolidated investees in the third quarter of 2015 was comparable to the same period last year. For the year-to-date period, equity income changed by $160.9 million from a gain of $156.8 million last year to a loss of $4.1 million in 2015, primarily due to the absence of the gain from the sale of Apartments.com from last year. Interest expense was $66.9 million in the third quarter and $206.9 million for the year-to-date period, compared to $65.8 million in the third quarter of 2015 and $199.3 million for the year-to-date period in 2014. These changes reflect higher average debt outstanding due to the Cars.com acquisition in October 2014 partially offset by a lower average interest rate. The total average outstanding debt was $4.50 billion for the third quarter of 2015, compared to $3.62 billion last year. The weighted average interest rate on total outstanding debt was 5.91% for the third quarter of 2015 compared to 6.81% last year. For the year-to-date period, total average outstanding debt was $4.22 billion compared to $3.60 billion last year. The weighted average interest rate on total outstanding debt was 6.26% year-to-date in 2015 compared to 6.91% in the same period last year.
Our reported effective income tax rate was 29.1% for the third quarter of 2015, compared to 37.0% for the third quarter of 2014. The reported tax rate for the third quarter in 2015 was lower than the comparable rate in 2014 primarily due to spin-related effective tax rate changes. The reported effective income tax rate was 38.4% for the first nine months of 2015 compared to 43.1% for the same period last year. The year-to-date 2015 reported rate was lower than the year-to-date 2014 rate primarily due to a February 2014 tax charge recognized on the sale of KMOV-TV in St. Louis, MO to Meredith Corporation, partially offset by tax benefits from other year-to-date 2014 special items. A separate discussion of effective income tax rates excluding special items (non-GAAP basis) appears on page 30.
The weighted average number of diluted shares outstanding for the third quarter of 2015 decreased by 2.0 million shares to 230.1 million from 232.1 million in 2014. For the year-to-date period, the weighted average number of diluted shares outstanding in 2015 decreased by 0.8 million shares. These declines reflect shares repurchased in 2015, partially offset by issuances of additional equity-based awards. See Part II, Item 2 for information on share repurchases.
Segment Results
The following is a discussion of our reported operating segment results for the third quarter and year-to-date period of 2015. Unless otherwise noted, all comparisons are to the comparable prior year period.
Media Segment Results
A summary of our Media Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$406,445	$416,509	(2%)	$1,219,911	$1,197,035	2%
Operating expenses:
Operating expenses, exclusive of depreciation	229,444	218,232	5%	644,863	625,072	3%
Depreciation	12,915	12,629	2%	39,455	35,953	10%
Amortization	5,491	6,448	(15%)	16,964	22,554	(25%)
Transformation items	—	1,230	***	5,072	9,615	(47%)
Total operating expenses	247,850	238,539	4%	706,354	693,194	2%
Operating income	$158,595	$177,970	(11%)	$513,557	$503,841	2%

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories.

In thousands	Third Quarter		Year-to-Date
	2015	Percentage change from 2014	2015	Percentage change from 2014

Core (Local & National)	$254,243	1%	$776,131	1%
Political	6,061	(85%)	10,861	(84%)
Retransmission (a)	109,012	19%	328,639	23%
Digital	29,415	13%	81,897	16%
Other	7,714	(3%)	22,383	1%
Total	$406,445	(2%)	$1,219,911	2%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Media Segment revenues in the third quarter of 2015 decreased 2% to $406.4 million, driven primarily by the anticipated virtual absence of $33.9 million in political advertising revenue that incrementally benefited the third quarter last year, partly offset by strong retransmission revenues and continued growth in digital and core advertising revenues. Core advertising revenues, which consist of Local and National non-political advertising, increased 1% to $254.2 million in the third quarter of 2015. This was primarily driven by stronger advertising revenues in the professional services, entertainment, medical services, and education categories across all television stations and partially offset by softness in the packaged goods, restaurants, and travel advertising categories. As anticipated, because of regular election cycle timing, political advertising revenues decreased 85% to $6.1 million compared to $40.0 million in the third quarter a year ago. Excluding the incremental impact of political revenue, our Media revenues would have been up 6% during the quarter. Retransmission revenues increased 19% to $109.0 million in the quarter resulting from the completion of a few negotiated small agreements at the end of last year as well as annual rate increases. Digital revenues within Media increased 13% to $29.4 million in the third quarter of 2015 reflecting continued growth from digital marketing services products.
Year-to-date Media Segment revenues increased 2% to $1.22 billion, driven primarily by substantially higher retransmission revenues and digital revenues, despite the absence of $55.7 million in incremental political advertising revenue.
Media Segment operating expenses for the third quarter of 2015 increased 4% to $247.9 million primarily due to higher programming costs related to network fees and investments in our digital sales initiatives, as well as broad-based sales force expansion for newly developed product offerings. Year-to-date, Media Segment operating expenses increased 2% due to the same drivers. A separate discussion of operating expenses excluding special items (non-GAAP basis) can be found on page 28.

Digital Segment Results
The Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder, G/O Local and Cofactor. On Sept. 21, 2015 PointRoll and Shoplocal combined to form a single brand Cofactor. Many of our other digital offerings are highly integrated within our Media offerings, and therefore the results of these integrated digital offerings are reported within the operating results of our Media Segment. The results for the third quarter of 2015 and the year-to-date period include results for Cars.com which was acquired Oct. 1, 2014. The prior year periods do not include results for Cars.com, impacting year-over-year comparisons. A separate discussion of Digital Segment results on a pro forma basis as if the Cars.com acquisition had occurred in the first day of 2014 can be found on page 30.
A summary of our Digital Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$351,072	$204,560	72%	$1,025,770	$587,060	75%
Operating expenses:
Operating expenses, exclusive of depreciation	247,554	152,782	62%	744,258	468,390	59%
Depreciation	8,063	5,544	45%	24,852	15,764	58%
Amortization	23,010	4,985	***	69,191	13,903	***
Transformation costs	—	—	***	12,007	—	***
Total operating expenses	278,627	163,311	71%	850,308	498,057	71%
Operating income	$72,445	$41,249	76%	$175,462	$89,003	97%
Digital Segment operating revenues increased 72% to $351.1 million in the third quarter of 2015 compared to $204.6 million in 2014, primarily driven by the acquisition of and continued strong organic growth of Cars.com. For the year-to-date period, Digital Segment operating revenues increased 75% to $1.03 billion compared to $587.1 million last year driven by the acquisition of and strong organic growth of Cars.com revenue.
CareerBuilder revenues decreased 5% for the third quarter and 1% for the first nine months, driven by year-over-year declines in foreign exchange rates as well as the shift in focus in product offerings, moving away from lower-margin, source and screen arrangements and transactional offerings, to more lucrative, long-term recurring software solutions with revenues recognized over 2-3 year contracts. Excluding the impacts of planned lower volume of lower-margin transactional products and foreign exchange currency impacts, total revenues would have increased about 2% for the third quarter 2015. Revenue from human capital software solutions increased 24% in the quarter and represents nearly 25% of total revenues within CareerBuilder.
Digital Segment operating expenses increased 71% to $278.6 million in the third quarter of 2015 and also increased 71% to $850.3 million for the year-to-date period, primarily due to the Cars.com acquisition, partly offset by lower CareerBuilder operating expenses. As a result of these factors, Digital Segment operating income increased 76% to $72.4 million for the quarter and increased 97% to $175.5 million for the year-to-date period in 2015. A separate discussion of operating expenses excluding special items (non-GAAP basis) can be found on page 29.

Other Segment Results
Our Other Segment consists of Clipper Magazine, Sightline Media Group, and Mobestream Media.
A summary of our Other Segment results is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$49,569	$59,916	(17%)	$155,556	$185,332	(16%)
Operating expenses:
Operating expenses, exclusive of depreciation	51,108	58,433	(13%)	165,948	194,912	(15%)
Depreciation	205	253	(19%)	608	745	(18%)
Amortization	—	—	***	—	202	***
Total operating expenses	51,313	58,686	(13%)	166,556	195,859	(15%)
Operating income	$(1,744)	$1,230	***	$(11,000)	$(10,527)	4%
Other Segment revenues decreased 17% to $49.6 million in the third quarter of 2015 and 16% to $155.6 million in the first nine months of 2015. The revenue declines were due to the absence of revenues related to Gannett Healthcare Group, which was sold in early fiscal 2015. Other Segment expenses decreased 13% to $51.3 million in the third quarter and 15% to $166.6 million in the first nine months primarily due to the sale of Gannett Healthcare Group. As a result operating income declined $3.0 million to a loss of $1.7 million for the third quarter of 2015 and by $0.5 million to a loss of $11.0 million in the first nine months of 2015.
Corporate Expense
Corporate expense decreased 29% to $12.9 million in the third quarter and decreased 5% to $50.8 million for the first nine months of 2015, mainly driven by the resizing of our footprint following the spin-off of the publishing businesses. In addition, third quarter 2015 corporate expenses included the benefit of $1.8 million related to the elimination of depreciation resulting from the sale of our McLean, VA headquarters which will be offset in future periods by $2 million of non-cash allocated rent expense based on our 18 month lease-back arrangement for this space.
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
We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs, non-cash asset impairment charges, certain gains and expenses recognized in non-operating categories and certain charges and credits to our income tax provision.
We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income from continuing operations attributable to TEGNA Inc. before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income or loss, (5) other non-operating items, (6) workforce restructuring, (7) other transformation items, (8) asset impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income from continuing operations attributable to TEGNA Inc. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income.
Workforce restructuring and transformation items primarily relate to incremental expenses we have incurred to centralize functions. Workforce restructuring expenses include payroll and related benefit costs. Transformation items include incremental expenses incurred by us to execute on our transformation and growth plan and incremental expenses and gains associated with optimizing our real estate portfolio. Transformation items also include amortization of acquired advertising contracts. Asset impairment charges reflect non-cash charges to reduce the book value of certain intangible assets to their respective fair values, as our projections for the businesses underlying the related assets had declined.
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
Discussion of special charges and credits affecting reported results

Our results for 2015 included the following items we consider special and not indicative of our normal ongoing operations:

•	Costs associated with workforce restructuring;

•	Transformation items;

•	Non-cash asset impairment charges;

•	Costs related to the spin-off of our publishing businesses;

•	Other non-operating gain of $44 million related to the sale of Gannett Healthcare Group;

•	Special tax charge primarily related to the restructuring of our legal entities in advance of the spin-off of our publishing businesses; and

•	Special tax benefit related to the spin-off of our publishing businesses.
Results for 2014 included the following special items:

•	Costs associated with workforce restructuring;

•	Transformation costs;

•	Non-cash asset impairment charges;

•	Costs related to the spin-off of our publishing businesses;

•	Other non-operating charges;

•	Non-operating gain of $148 million related to the sale of Apartments.com;

•	A tax charge related to the sale of our interest in KMOV-TV;

•	Charges related to the acquisition of six London Media television stations; and

•	Charges related to the acquisition of the remaining stake in Classified Ventures LLC.

Consolidated Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Adjusted operating results were as follows:

In thousands, except share data	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating revenues	$807,086	$680,985	19%	$2,401,237	$1,969,427	22%
Adjusted operating expenses	590,729	495,631	19%	1,813,212	1,467,017	24%
Adjusted operating income	$216,357	$185,354	17%	$588,025	$502,410	17%

Adjusted net income attributable to TEGNA Inc.	$84,598	$68,179	24%	$208,201	$175,178	19%
Adjusted diluted earnings per share	$0.37	$0.29	28%	$0.90	$0.75	20%
Operating revenues increased 19% to $807.1 million in the third quarter of 2015 and 22% to $2.40 billion for the year-to-date period. The increases in both periods were driven by record results in the Digital Segment primarily driven by the acquisition of and organic growth at Cars.com.
Media Segment revenues decreased 2% in the third quarter of 2015 as double-digit growth in retransmission revenue and digital revenues was offset by the absence of political advertising revenue of $33.9 million that incrementally benefited the third quarter of 2015. For the first nine months, Media Segment revenue increased 2% driven by substantially higher retransmission and digital revenue which more than offset the absence of $55.7 million in incremental political revenue. Digital

Segment revenues increased 72% for the third quarter and 75% for the year-to-date period, a record high in both periods, reflecting primarily the acquisition of and organic growth at Cars.com.
A summary of the impact of special items on our operating expenses is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating expenses (GAAP basis)	$590,729	$496,981	19%	$1,826,508	$1,499,680	22%
Remove special items:
Workforce restructuring	—	(120)	***	(2,815)	(2,381)	18%
Transformation items	—	(1,230)	***	(3,641)	(14,095)	(74%)
Asset impairment charges	—	—	***	(6,840)	(16,187)	(58%)
As adjusted (non-GAAP basis)	$590,729	$495,631	19%	$1,813,212	$1,467,017	24%
Adjusted operating expenses increased 19% for the quarter and 24% for the year-to-date period, mainly due to the acquisition of Cars.com and higher Media Segment operating expenses due to higher programming costs related to network fees and investments in our digital sales initiatives, as well as broad-based sales force expansion for newly developed product offerings.
A summary of the impact of special items on operating income is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Operating income (GAAP basis)	$216,357	$184,004	18%	$574,729	$469,747	22%
Remove special items:
Workforce restructuring	—	120	***	2,815	2,381	18%
Transformation items	—	1,230	***	3,641	14,095	(74%)
Asset impairment charges	—	—	***	6,840	16,187	(58%)
As adjusted (non-GAAP basis)	$216,357	$185,354	17%	$588,025	$502,410	17%
Adjusted operating income increased 17% for both the third quarter and the first nine months primarily due to higher Digital Segment adjusted operating income. Adjusted Media Segment operating income decreased 12% to $158.6 million for the quarter reflecting lower revenues driven by the absence of $33.9 million in politically related advertising revenue that incrementally benefited the third quarter last year and higher operating expenses due to higher programming costs related to network fees and investments in our digital sales initiatives, as well as broad-based sales force expansion for newly developed product offerings. Adjusted Digital Segment operating income increased 76% to $72.4 million for the quarter driven primarily by the acquisition of and strong organic growth at Cars.com.

A summary of the impact of special items on non-operating income (expense), net income attributable to TEGNA Inc. and diluted earnings per share is presented below:

In thousands, except share data	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Total non-operating income (expense) (GAAP basis)	$(71,078)	$(82,098)	(13%)	$(216,340)	$(82,254)	***
Remove special items:
Non-operating items	—	20,478	***	1,453	(102,632)	***
As adjusted (non-GAAP basis)	$(71,078)	$(61,620)	15%	$(214,887)	$(184,886)	16%

Net income from continuing operations attributable to TEGNA Inc. (GAAP basis)	$90,614	$50,648	79%	$191,532	$192,411	—%
Remove special items (net of tax):
Workforce restructuring	—	76	***	2,090	1,496	40%
Transformation items	—	772	***	2,287	9,682	(76%)
Asset impairment charges	—	—	***	4,296	14,859	(71%)
Non-operating items	—	16,404	***	7,191	(62,553)	***
Special tax charge (credit)	(6,016)	279	***	805	19,283	(96%)
As adjusted (non-GAAP basis)	$84,598	$68,179	24%	$208,201	$175,178	19%

Net income from continuing operations per share - diluted	$0.39	$0.22	77%	$0.83	$0.83	—%
Remove special items (net of tax):
Workforce restructuring	—	—	***	0.01	0.01	—%
Transformation items	—	—	***	0.01	0.04	(75%)
Asset impairment charges	—	—	***	0.02	0.06	(67%)
Non-operating items	—	0.07	***	0.03	(0.27)	***
Special tax charge (credit)	(0.02)	—	***	—	0.08	***
As adjusted (non-GAAP basis)	$0.37	$0.29	28%	$0.90	$0.75	20%
As adjusted net income from continuing operations attributable to TEGNA Inc. increased 24% for the third quarter and 19% for the first nine months. As adjusted diluted net income from continuing operations per share increased 28% for the quarter and were 20% for the year-to-date period. The increase for the quarter was primarily due to the acquisition of and strong organic growth of Cars.com.

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Net income from continuing operations attributable to TEGNA Inc.(GAAP basis)	$90,614	$50,648	79%	$191,532	$192,411	—%
Net income attributable to noncontrolling interests	17,487	21,476	(19%)	47,700	49,351	(3%)
Provision for income taxes	37,178	29,782	25%	119,157	145,731	(18%)
Interest expense	66,949	65,791	2%	206,871	199,284	4%
Equity loss in unconsolidated investees, net	1,013	981	3%	4,123	(156,792)	***
Other non-operating items	3,116	15,326	(80%)	5,346	39,762	***
Operating income (GAAP basis)	216,357	184,004	18%	574,729	469,747	22%
Workforce restructuring	—	120	***	2,815	2,381	18%
Transformation items	—	1,230	***	3,641	14,095	(74%)
Asset impairment charges	—	—	***	6,840	16,187	(58%)
Adjusted operating income (non-GAAP basis)	216,357	185,354	17%	588,025	502,410	17%
Depreciation	21,723	21,294	2%	71,360	61,141	17%
Adjusted amortization (non-GAAP basis)	28,501	11,433	***	86,155	32,179	***
Adjusted EBITDA (non-GAAP basis)	$266,581	$218,081	22%	$745,540	$595,730	25%

Our Adjusted EBITDA increased 22% to $266.6 million for the third quarter. The increase was driven by the acquisition of Cars.com. On the same basis, our Adjusted EBITDA increased 25% to $745.5 million for the year-to-date period.
Media Segment - Non-GAAP
A summary of the impact of special items on the Media Segment is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Media Segment operating expenses (GAAP basis)	$247,850	$238,539	4%	$706,354	$693,194	2%
Remove special items:
Workforce Restructuring	—	(120)	***	(348)	(2,381)	(85%)
Transformation items	—	(1,230)	***	7,637	(14,095)	***
As adjusted (non-GAAP basis)	$247,850	$237,189	4%	$713,643	$676,718	5%

Media Segment operating income (GAAP basis)	$158,595	$177,970	(11%)	$513,557	$503,841	2%
Remove special items:
Workforce Restructuring	—	120	***	348	2,381	(85%)
Transformation items	—	1,230	***	(7,637)	14,095	***
As adjusted (non-GAAP basis)	$158,595	$179,320	(12%)	$506,268	$520,317	(3%)
Adjusted Media Segment operating expenses increased 4% for the third quarter reflecting higher programming costs related to network fees and investments in our digital sales initiatives, as well as broad-based sales force expansion for newly developed product offerings. Adjusted operating income for the Media Segment was $158.6 million for the quarter, a decrease of 12%.
On a year-to-date basis, adjusted Media Segment operating expenses increased 5% for the reasons mentioned above. Adjusted operating income for the Media Segment was $506.3 million, a decrease of 3%.

Digital Segment - Non-GAAP
A summary of the impact of special items on the Digital Segment is presented below:

In thousands	Third Quarter			Year-to-Date
	2015	2014	Change	2015	2014	Change

Digital Segment operating expenses (GAAP basis)	$278,627	$163,311	71%	$850,308	$498,057	71%
Remove special items:
Workforce Restructuring	—	—	***	(2,167)	—	***
Transformation items	—	—	***	(12,007)	—	***
As adjusted (non-GAAP basis)	$278,627	$163,311	71%	$836,134	$498,057	68%

Digital Segment operating income (GAAP basis)	$72,445	$41,249	76%	$175,462	$89,003	97%
Remove special items:
Workforce Restructuring	—	—	***	2,167	—	***
Transformation items	—	—	***	12,007	—	***
As adjusted (non-GAAP basis)	$72,445	$41,249	76%	$189,636	$89,003	***
Adjusted Digital Segment operating expenses increased 71% for the third quarter and 68% for the first nine months of 2015 primarily due to the acquisition and organic growth of Cars.com. On the same basis, adjusted operating income for the Digital Segment increased 76% for the third quarter of 2015 and 113% for the year-to-date period.

Provision for Income Taxes - Non-GAAP
A summary of the impact of special items on our effective tax rate follows:

In thousands	Third Quarter		Year-to-Date
	2015	2014	2015	2014

Income before income taxes as reported	$145,279	$101,906	$358,389	$387,493
Net income attributable to noncontrolling interests	(17,487)	(21,476)	(47,700)	(49,351)
TEGNA pretax income (GAAP basis)	127,792	80,430	310,689	338,142
Remove special items:
Workforce restructuring	—	120	2,815	2,381
Transformation items	—	1,230	3,641	14,095
Asset impairment charges	—	—	6,840	16,187
Non-operating items	—	20,478	1,453	(102,632)
As adjusted (non-GAAP basis)	$127,792	$102,258	$325,438	$268,173

Provision for income taxes as reported (GAAP basis)	$37,178	$29,782	$119,157	$145,731
Remove special items:
Workforce restructuring	—	44	725	885
Transformation items	—	458	1,354	4,413
Asset impairment charges	—	—	2,544	1,328
Non-operating items	—	4,074	(5,738)	(40,079)
Special tax credit (charge)	6,016	(279)	(805)	(19,283)
As adjusted (non-GAAP basis)	$43,194	$34,079	$117,237	$92,995

Effective tax rate (GAAP basis)	29.1%	37.0%	38.4%	43.1%
As adjusted effective tax rate (non-GAAP basis)	33.8%	33.3%	36.0%	34.7%
The adjusted tax rate for the third quarter of 2015 was 33.8% compared to 33.3% for the comparable period last year. The adjusted tax rate for year-to-date period in 2015 was 36.0% compared to 34.7% for the comparable period last year. The higher 2015 adjusted year-to-date tax rate is primarily due to larger tax benefits obtained in 2014 from releases of prior year reserves and state statutory rate reductions.
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
Reconciliations of Digital Segment revenues and expenses on a reported basis to a pro forma basis for the third quarter and year-to-date periods in 2014 are below:

In thousands	Third Quarter 2014			Year-to-Date 2014
	As reported	Pro Forma Adjustments (a)	Pro Forma	As reported	Pro Forma Adjustments (a)	Pro Forma

Digital operating revenue	$204,560	$128,928	$333,488	$587,060	$375,307	$962,367
Digital operating expenses	163,311	119,101	282,412	498,057	352,413	850,470
Digital operating income	$41,249	$9,827	$51,076	$89,003	$22,894	$111,897

(a) The pro forma adjustments include additions to revenue and expenses for the acquisition of Cars.com as if it had occurred on the first day of 2014.

Digital Segment revenues on a pro forma basis increased 5% for the third quarter and 7% for the year-to-date periods of 2015, driven mainly by strong organic growth at Cars.com. Cars.com revenue increased significantly, up 19% on a pro forma basis, reflecting growth across all sales channels and primarily driven by the new affiliation agreement economics as well as strong organic growth. Cars.com direct sales revenue, which represents over 70% of Cars.com channel revenues, increased 12%, reflecting an increase in revenue per dealer driven by new product sales and add-on subscription based services. As a subset of this, national advertising revenue increased by 14%, mainly due to increased display ad sales. Affiliate revenue increased 53% driven by higher wholesale rates that Cars.com charges its affiliates. CareerBuilder revenues declined 5% for the third quarter of 2015 and 1% for the year-to-date period. The decline in the quarter reflects year-over-year declines in foreign exchange rates as well as the strategic decision to reduce our dependency on transactional advertising, replaced by an emphasis on more lucrative, long-term software deals with revenues recognized over 2-3 year contracts.
Adjusted expenses, on a pro forma basis, decreased 1%, for the third quarter and 2% for the first nine months of 2015 reflecting lower lead acquisition costs and reduced revenue share paid to affiliate markets at Cars.com, resulting from the acquisition. Adjusted operating income on a pro forma basis increased by 42% for the third quarter of 2015 and 69% for the first nine months due to strong results at Cars.com.
Certain Matters Affecting Future Operating Results
The following items will affect year-over-year comparisons for future results:

•
2015 fiscal calendar - In connection with the spin-off of our publishing businesses, we will align our calendar with the Gregorian calendar by extending our fourth quarter four days to December 31, 2015. Our results in the fourth quarter, particularly for the Media Segment, will be impacted by the extra four days. Beginning January 1, 2016, our quarterly results will be for the three month periods ending March 31, June 30, September 30 and December 31. We do not intend to restate historical results in connection with this change but will highlight the impact of the four days in our fourth quarter 2015 result comparisons.

•
Media Segment revenues - Media Segment revenues will be impacted by challenging year-over-year comparisons, due to record political revenues of $92 million realized during the fourth quarter of last year. Based on current trends, we expect the percentage decrease in total television revenues for the fourth quarter of 2015, compared to the same quarter in 2014, to be down in the mid- to high-single digits based on our current fiscal year ending on December 27th.

•
Acquisition of remaining 73% interest in Classified Ventures LLC - On October 1, 2014, we acquired the remaining 73% interest in Classified Ventures, LLC, which owned Cars.com, for $1.8 billion. At the time of the acquisition, rates charged by Cars.com to its former owner affiliates were increased substantially. For the first nine months of 2015, affiliate revenues were up 58% on a pro forma basis compared to 2014. These rate increases will cycle on the anniversary of the acquisition.

•
CareerBuilder investment - CareerBuilder has accelerated its de-emphasis on lower margin sourcing and screening transactional businesses to focus on broader software as a service offerings which provide for higher margins and longer-term relationships with clients as valued partners. This transition has and will continue to impact CareerBuilder growth rates over the balance of the year.

•
Partial redemption of 2018 Notes - Early in the fourth quarter, we sold our corporate headquarters facility in McLean, VA for $270 million. Our intended use of proceeds from this transaction include an increased share repurchase program of $75 million over three years. We intend to use the balance in the fourth quarter to redeem up to $180 million of our 7.125% Senior Notes due 2018. As a result, interest expense will decrease prospectively from the date of the redemption.

•
Recurring income tax rate - We anticipate a recurring tax rate to be in the mid-30%’s, given the loss of the lower U.K. statutory tax rate on U.K. earnings due to the spin-off of our publishing businesses there.

•
Sale of Gannett Healthcare Group - On December 29, 2014, we sold Gannett Healthcare Group to OnCourse Learning, an online education and training provider. Revenue and expense for Gannett Healthcare are reflected in the Other Segment. As a result, revenue comparisons between 2015 and 2014 will be impacted by the absence of approximately $29 million due to this sale.

Liquidity, Capital Resources and Cash Flows
Our cash generating capability and financial condition, together with our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, contributions to our pension plans, investments in strategic initiatives and other operating requirements. Looking ahead, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

In connection with the spin-off of our publishing businesses on the first day of the third quarter, we announced that we expect to return approximately $1.5 billion to shareholders by the end of 2018 through a regular cash dividend of $0.56 per share annually and a $750 million share repurchase program to be completed over a three-year period beginning June 29, 2015. On October 20, 2015, we announced that we increased the share repurchase program by $75 million over the same period. As of November 1, 2015, we had $692.7 remaining under this authorization.
At the end of the third quarter, our total long-term debt was $4.47 billion. Cash and cash equivalents at the end of the third quarter totaled $117.8 million.
Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors as noted in the section below titled “Certain Factors Affecting Forward-Looking Statements.”
Cash Flows
Our net cash flow from operating activities was $479.2 million for the first nine months of 2015, compared to $572.6 million for the first nine months of 2014. The decrease in net cash flow from operating activities was due to the relative absence of $104 million of political and Olympic revenue achieved in the first three quarters last year, a $29.2 million increase in pension payments in 2015, the timing of certain reverse network compensation payments, payments related to previously accrued expenses for the shutdown of USA Weekend and routine working capital changes. The increase in pension payments in 2015 was primarily due to a voluntary contribution we made of $100.0 million to our principal retirement plan prior to the spin-off. TEGNA has no required contributions to any of its principal pension plans for the remainder of 2015.
Cash outflows from investing activities totaled $35.9 million for the first nine months of 2015, compared to cash inflows of $170.2 million for the same period in 2014 or a difference of $206.1 million. The decrease in cash flow from investing activities was due primarily to $12.4 million received from investments in the nine months of 2015 compared to $166.3 million for the same period in 2014, driven by a $154.6 million cash distribution from Classified Ventures related to its sale of Apartments.com last year. Proceeds from sale of assets declined $193.0 million. Last year, we sold television stations KMOV-TV, KASW-TV and KTVK-TV. Proceeds this year reflect the sale of Gannett Healthcare Group and the sale of our Seattle television building. These declines were partially offset by lower payments for acquisitions in the first nine months of 2015 compared to the same period in 2014. In the nine months of 2015, we paid $53.7 million for acquisitions compared to $202.7 million in the same period in 2014.
Cash flows used for financing activities totaled $444.0 million for the nine months of 2015, compared to a cash inflow of $162.6 million for the same period in 2014. The increase in cash flows used for financing activities was mainly due to higher debt payments due to a scheduled maturity in September 2015 and lower proceeds from debt instruments in 2015 compared to the same period in 2014. We also repaid $346.2 million in debt in the first nine months of 2015 compared to $277.6 million in the same period last year, which included the early repayment of the 9.375% notes due in 2017 with a then aggregate principal balance of $250.0 million. During the first nine months of 2015, we received proceeds of $200.0 million from new term debt and $120 million of net proceeds from drawings under our revolving credit agreement. This compared to $666.7 million in the same period in 2014 which included the Cars.com acquisition financing. Common shares repurchased in the nine months of 2015 were $200.6 million compared to $75.8 million in the same period for 2014. The spin-off of our publishing businesses in 2015 also contributed to a cash outflow of $63.4 million.
Non-GAAP Liquidity Measure
Our free cash flow, a non-GAAP liquidity measure, was $163.9 million for the third quarter ended September 27, 2015 and $467.1 million for the first nine months of 2015. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operations reduced by “purchase of property, plant and equipment” and voluntary pension contributions, net of related tax benefit. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands	Third Quarter		Year-to-Date
	2015	2014	2015	2014

Net cash flow from operating activities	$183,825	$217,662	$479,233	$572,601
Purchase of property, plant and equipment	(19,876)	(34,654)	(74,897)	(91,559)
Voluntary pension employer contributions	—	—	100,000	—
Tax benefit for voluntary pension employer contributions	—	—	(37,200)	—
Free cash flow	$163,949	$183,008	$467,136	$481,042
Our free cash flow in the first nine months of 2015 is lower than the first nine months in 2014 driven primarily by the same factors affecting cash flow from operating activities discussed above.
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

Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors: (a) changes in economic conditions in the U.S. and other markets we serve may depress demand for our products and services; (b) competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses; (c) the separation of our publishing businesses from our Media and Digital Segments may not achieve some or all of the anticipated benefits; (d) the value of our assets or operations may be diminished if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack; (e) volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures; (f) volatility in global financial markets directly affects the value of our pension plan assets and liabilities; (g) changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets; (h) our strategic acquisitions, investments and partnerships could pose various risks, increase our leverage and may significantly impact our ability to expand our overall profitability; (i) the value of our existing intangible assets may become impaired, depending upon future operating results; and (j) adverse results from litigation or governmental investigations can impact our business practices and operating results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is immaterial. At the end of the third quarter of 2015, we had $1.09 billion in long-term floating rate obligations outstanding. While these fluctuate with market interest rates, by way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of $5 million.
The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.62 billion at September 27, 2015 and $4.65 billion at December 28, 2014.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of September 27, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors

Following the spin-off of our publishing businesses, the size and concentration of our business has changed. Prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may adversely affect our business and the trading price of our securities.

Changes in economic conditions in the U.S. markets we serve may depress demand for our products and services

We generate a significant portion of our revenues in our Media Segment from the sale of advertising at our television stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. As a result, our operating results depend on the relative strength of the economy in our principal television and digital markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact all key advertising revenue categories. In addition, declining economic conditions could adversely affect employment conditions and consumer sentiment, reducing demand for the product offerings of CareerBuilder and Cars.com, which could impair our ability to grow our Digital revenues, which are increasingly important to our overall revenue mix since the separation was completed.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses

Advertising produces the predominant share of our revenues from our Media Segment, with our stations’ affiliated web site, mobile and tablet revenues being an important component. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies. These innovations may affect our ability to generate television audience, which may make our television stations less attractive to both household audiences and advertisers. This competition may make it difficult for us to grow or maintain our media revenues, which we believe will challenge us to expand the contributions of our online and other digital businesses.

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

As has historically been the case in the broadcast sector, loss of or changes in affiliation agreements or retransmission consent agreements could adversely affect operating results for our Media Segment’s stations

Most of our stations have network affiliation agreements with the major broadcast television networks (ABC, CBS, NBC, and Fox). These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. In most cases, we also make cash payments to the networks. Each of our affiliation agreements has a stated expiration date. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms, in some cases within a short period of the original network programming broadcast on local television stations, including those we own. An increase in the availability of network programming on alternative platforms that either bypass or provide less favorable terms to local stations - such as cable channels, the Internet and other distribution vehicles - may dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

Our retransmission consent agreements with major cable, satellite and telecommunications service providers permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us. As is the case in the broadcast television industry generally, if we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

There could be significant liability if the spin-off of the publishing businesses is determined to be a taxable transaction

We received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and Gannett regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or Gannett after the separation. If the separation is determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Gannett or we may fail to perform under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire

In connection with the separation, we entered into a separation agreement and also entered into various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. The separation agreement, the tax matters agreement and the employee matters agreement determined the allocation of assets and liabilities between the companies following the separation for those respective areas and will include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a limited period of time after the separation. We will rely on Gannett to satisfy its performance obligations under these agreements. If Gannett is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire or terminate, we may not be able to operate our business effectively and our profitability may decline.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures

At September 27, 2015, we had approximately $4.48 billion in debt and approximately $604.3 million of additional borrowing capacity under our revolving credit facilities that expires in 2020. This debt matures at various times during the years 2015-2027. While our cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets for longer term financing is unpredictable, and volatile credit markets could make it harder for us to obtain debt financings generally.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets

Our media and digital operations are subject to government regulation. Changing regulations, particularly FCC Regulations which affect our television stations (including changes to our shared services and similar agreements), may result in increased costs, reduced valuations for certain broadcasting properties or other impacts, all of which may adversely impact our future profitability. All of our television stations are required to hold television broadcasting licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances the FCC is not required to renew any license and could decline to renew either our current license applications that are pending or those submitted in the future.

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

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $7.07 billion at September 27, 2015, representing approximately 80% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary, as occurred in 2014-2015 (see Notes 3 and 4 to the condensed consolidated financial statements). Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

6/29/15 – 8/2/15	1,458,830	$29.84	1,458,830	$706,472,495
8/3/15 – 8/30/15	888,745	$25.70	888,745	$683,633,786
8/31/15 – 9/27/15	2,525,000	$23.41	2,525,000	$624,521,257
Total Third Quarter 2015	4,872,575	$25.75	4,872,575	$624,521,257
In connection with the spin-off of our publishing businesses on the first day of the third quarter, we announced that we expect to return approximately $1.5 billion to shareholders by the end of 2018 through a regular cash dividend of $0.56 per share annually and a $750 million share repurchase program to be completed over a three-year period beginning June 29, 2015. On October 20, 2015, our Board of Directors approved a $75 million increase in the company’s share repurchase program, which will be used over the original three-year term ending June 2018.

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

Date: November 6, 2015	TEGNA INC.

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

10-1
Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
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
Incorporated by reference to Exhibit 10.1 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-3	Purchase and Sale Agreement, dated as of June 24, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Attached.

10-4	First Amendment to Purchase and Sale Agreement, dated as of July 2, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Attached.

10-5	Second Amendment to Purchase and Sale Agreement, dated as of July 14, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Attached.

10-6	Separation and Distribution Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 2.1 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-7	Transition Services Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo. Inc.	Incorporated by reference to Exhibit 10.1 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-8	Tax Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 10.2 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-9	Employee Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo, Inc.	Incorporated by reference to Exhibit 10.3 to TEGNA Inc.’s Form 8-K dated and filed on July 2, 2015.

10-10	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.6 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-11	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June, 26, 2015.*	Incorporated by reference to Exhibit 10.7 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-12	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan Restatement dated June 26, 2015.*	Incorporated by reference to Exhibit 10.8 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-13	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.9 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-14	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.10 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-15	Amendment No. 3 to the TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.11 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-16	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.12 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-17	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.13 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-18	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10.14 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-19	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10.15 to TEGNA Inc.’s Form 10-Q dated and filed on August 5, 2015.

10-20	Form of Director Restricted Stock Unit Award Agreement.*	Attached.

10-21	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 27, 2015 and December 28, 2014, (ii) Condensed Consolidated Statements of Income for the fiscal quarter and year-to-date periods ended September 27, 2015 and September 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and year-to-date periods ended September 27, 2015 and September 28, 2014, (iv) Condensed Consolidated Cash Flow Statements for the fiscal year-to-date periods ended September 27, 2015 and September 28, 2014, and (v) the Notes to Condensed Consolidated Financial Statements.
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.