Form 10-Q/A
period 2015-09-27
TEGNA INC
filed 2015-11-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)
_______________________
(MARK ONE)

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

EXPLANATORY NOTE

TEGNA is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on November 6, 2015 (the “Form 10-Q”), for the sole purpose of correcting an error on the cover page.  We removed a header that was unintentionally included in the initial filing.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit	Location

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGNA INC.

Date: November 9, 2015	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)