Form 10-Q
period 2016-03-31
TEGNA INC
filed 2016-05-04
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of March 31, 2016 was 217,587,943.

INDEX TO TEGNA INC.
March 31, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands

	Mar. 31, 2016	Dec. 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,206	$129,200
Trade receivables, net of allowances of $9,406 and $9,092, respectively	561,489	556,351
Other receivables	19,775	18,738
Prepaid expenses and other current assets	87,584	94,262
Current discontinued operation assets	—	6,608
Total current assets	748,054	805,159
Property and equipment
Cost	994,974	984,185
Less accumulated depreciation	(543,960)	(525,866)
Net property and equipment	451,014	458,319
Intangible and other assets
Goodwill	3,956,113	3,919,726
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,051,845	3,065,107
Investments and other assets	262,147	256,990
Noncurrent discontinued operation assets	—	657
Total intangible and other assets	7,270,105	7,242,480
Total assets	$8,469,173	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

	Mar. 31, 2016	Dec. 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$102,924	$124,654
Accrued liabilities	279,121	296,815
Dividends payable	30,704	31,033
Income taxes	27,264	15,742
Deferred income	138,363	132,650
Current portion of long-term debt	646	646
Current discontinued operation liabilities	—	5,243
Total current liabilities	579,022	606,783
Noncurrent liabilities
Income taxes	16,965	18,191
Deferred income taxes	889,977	883,141
Long-term debt	4,196,722	4,169,016
Pension liabilities	176,267	178,844
Other noncurrent liabilities	152,481	168,573
Total noncurrent liabilities	5,432,412	5,417,765
Total liabilities	6,011,434	6,024,548

Redeemable noncontrolling interests	26,088	24,666

Commitments and contingent liabilities (See Note 12)

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	474,484	539,505
Retained earnings	7,166,528	7,111,129
Accumulated other comprehensive loss	(131,137)	(130,951)
Less treasury stock at cost, 106,830,689 shares and 104,664,452 shares, respectively	(5,676,713)	(5,652,131)
Total TEGNA Inc. shareholders’ equity	2,157,581	2,191,971
Noncontrolling interests	274,070	264,773
Total equity	2,431,651	2,456,744
Total liabilities, redeemable noncontrolling interests and equity	$8,469,173	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands, except per share amounts

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Operating revenues:
Media	$443,829	$396,417
Digital	337,903	335,074
Total	781,732	731,491

Operating expenses:
Cost of revenues and operating expenses, exclusive of depreciation	248,256	226,577
Selling, general and administrative expenses, exclusive of depreciation	281,034	264,751
Depreciation	22,233	24,279
Amortization of intangible assets	28,290	28,688
Facility consolidation	—	4,724
Total	579,813	549,019
Operating income	201,919	182,472

Non-operating (expense) income:
Equity income (loss) in unconsolidated investees, net	2,933	(1,249)
Interest expense	(61,713)	(70,670)
Other non-operating items	2,379	24,464
Total	(56,401)	(47,455)

Income before income taxes	145,518	135,017
Provision for income taxes	42,108	51,015
Income from continuing operations	103,410	84,002
Income (loss) from discontinued operations, net of tax	(7,474)	43,481
Net income	95,936	127,483
Net income attributable to noncontrolling interests	(10,492)	(14,590)
Net income attributable to TEGNA Inc.	$85,444	$112,893

Earnings from continuing operations per share - basic	$0.42	$0.31
Earnings (loss) from discontinued operations per share - basic	$(0.03)	$0.19
Net income per share – basic	$0.39	$0.50

Earnings from continuing operations per share - diluted	$0.42	$0.30
Earnings (loss) from discontinued operations per share - diluted	$(0.04)	$0.19
Net income per share – diluted	$0.38	$0.49

Weighted average number of common shares outstanding:
Basic shares	219,286	227,089
Diluted shares	223,254	231,931

Dividends declared per share	$0.14	$0.20
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Net income	$95,936	$127,483
Redeemable noncontrolling interests (income not available to shareholders)	(925)	(1,233)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,201	(32,309)
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	1,900	15,077
Other	—	18,539
Pension and other post-retirement benefit items	1,900	33,616
Unrealized loss on available for sale investments during the period	(1,983)	—
Other comprehensive income, before tax	1,118	1,307
Income tax effect related to components of other comprehensive income (loss)	(738)	(9,141)
Other comprehensive income (loss), net of tax	380	(7,834)
Comprehensive income	95,391	118,416
Comprehensive income attributable to noncontrolling interests, net of tax	(10,133)	(7,791)
Comprehensive income attributable to TEGNA Inc.	$85,258	$110,625
The accompanying notes are an integral part of these unaudited consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Cash flows from operating activities:
Net income	$95,936	$127,483
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	50,635	81,570
Stock-based compensation	4,757	9,114
Other gains/losses on sales of assets	5,135	12,385
Equity income in unconsolidated investees, net	(2,933)	(5,058)
Pension contributions, net of pension expense	(752)	(5,606)
Change in other assets and liabilities, net	(25,720)	(44,913)
Net cash flow from operating activities	127,058	174,975
Cash flows from investing activities:
Purchase of property and equipment	(16,449)	(19,121)
Payments for acquisitions of businesses, net of cash acquired	(53,059)	(8,624)
Payments for investments	(10,047)	(5,000)
Proceeds from investments	4,617	7,883
Proceeds from sale of assets	—	103,813
Net cash flow (used for) from investing activities	(74,938)	78,951
Cash flows from financing activities:
Proceeds from (payments of) borrowings under revolving credit facilities, net	42,000	(130,000)
Debt repayments	(18,062)	(10,025)
Dividends paid	(30,853)	(45,257)
Repurchases of common stock	(75,411)	(37,520)
Other, net	(19,788)	(13,536)
Net cash flow used for financing activities	(102,114)	(236,338)
Effect of currency exchange rate change on cash	—	(391)
Increase (decrease) in cash and cash equivalents	(49,994)	17,197
Cash and cash equivalents from continuing operations, at beginning of period	$129,200	$110,305
Cash and cash equivalents from discontinued operations, at beginning of period	—	8,179
Balance of cash and cash equivalents at beginning of period	$129,200	$118,484
Cash and cash equivalents from continuing operations, end of period	$79,206	$122,256
Cash and cash equivalents from discontinued operations, end of period	—	13,425
Balance of cash and cash equivalents at end of period	$79,206	$135,681

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$27,430	$17,675
Cash paid for interest	$35,261	$47,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-K. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TEGNA included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, income taxes including deferred taxes, pension benefits, evaluation of goodwill and other intangible assets for impairment, and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.

Beginning in the fourth quarter fiscal year 2015, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015. Historically, our fiscal year and quarterly reporting was a 52-53 week cycle that ended on the last Sunday of the calendar quarter. As a result of the change in our reporting calendar, certain quarters will have different end dates and number of days compared to the prior year quarter. The impact of the change in our reporting calendar did not have a material impact on our financial statements; and therefore, we have not restated the historical results.

On the first day of our fiscal third quarter, June 29, 2015, we completed the spin-off of our publishing businesses. Our Company was renamed TEGNA Inc. and our stock now trades on the New York Stock Exchange under the symbol TGNA. The new publishing company retained the name Gannett Co., Inc. (Gannett) and now trades on the New York Stock Exchange under the symbol GCI. In addition, during the fourth quarter of 2015, we sold substantially all of the businesses within our Other Segment. With the completion of these separations, we disposed of the former Publishing and Other Segments in their entirety and ceased to consolidate their assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. See Note 13 for a summary of discontinued operations.

Accounting guidance adopted in 2016: In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that changes the way companies present debt issuance costs on the balance sheet. Under the new guidance, debt issuance costs are reported as a direct deduction from the carrying amount of the debt liability, similar to debt discounts, rather than as an asset as has been done previously. Amortization of the costs will continue to be reported as interest expense. We adopted this guidance in the first quarter of 2016 and have applied the new guidance on a retrospective basis, wherein the balance sheet of each period presented is adjusted to reflect the effects of applying the new guidance. As disclosed in Note 6, as of March 31, 2016 and December 31, 2015, we had $30.5 million and $31.8 million, respectively, of debt issuance costs related to our term debt each of which was recorded as a direct deduction to the carrying amount of the associated debt liability. Debt issuance costs related to our revolving credit facility remained in long-term assets on our balance sheet as permitted under the new guidance.

In September 2015, the FASB issued guidance that requires an acquirer to recognize adjustments to provisional amounts recorded in a business combination in the reporting period in which the adjustments are determined. Recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduces comparability between periods when the adjustments are material. Past measurement period adjustments for us have not been material. We adopted and applied this guidance in the first quarter of 2016, our required adoption period, with no impact on our condensed consolidated financial statements.

In March 2016, the FASB issued guidance that changes certain aspects of the accounting for employee share-based payments. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2016. We believe the new guidance reduces the complexity for accounting for share-based payments which, in turn, improves the usefulness of the information provided to the users of our financial statements. Below is a summary of the most significant changes.

•
All excess tax benefits and tax deduction shortfalls will be recognized as income tax benefit or expense in the income statement (under the prior guidance these amounts were generally recognized in additional paid-in capital on the balance sheet). The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This guidance is being applied prospectively beginning in the first quarter of 2016. The adoption of this element of the accounting standard reduced our first quarter income tax provision by $4.4 million and the tax rate by approximately three percentage points, resulting in an increase to basic and dilutive EPS of approximately $0.02.

•
The guidance updated the classification in the Statement of Cash Flows in two areas: 1) Excess tax benefits will now be classified along with other income tax cash flows as an operating activity (under prior guidance it was separated from operating activities and presented as a financing activity), and 2) Cash paid by an employer to taxing authorities when directly withholding shares for tax withholding purposes will be classified as a financing activity (prior to our adoption of the new guidance, we classified such payments as cash outflow from operating activities). Changes to the classification of the Statement of Cash Flows were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance. The following table details the impact of adopting this element of the standard on our Statement of Cash Flows (in thousands):

	Quarter Ended Mar. 31, 2016			Quarter Ended Mar. 29, 2015
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change	Previously Reported	As Currently Reported	Effect of Accounting Change

Change in other assets and liabilities, net	$(49,985)	$(25,720)	$24,265	$(74,424)	$(44,913)	$29,511
Net cash flow from operating activities	$102,793	$127,058	$24,265	$145,464	$174,975	$29,511

Other, net	$4,477	$(19,788)	$(24,265)	$15,975	$(13,536)	$(29,511)
Net cash used for financing activities	$(77,849)	$(102,114)	$(24,265)	$(206,827)	$(236,338)	$(29,511)

New accounting pronouncements not yet adopted: In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the standard no later than January 1, 2018 (companies are permitted to early adopt the standard in the first quarter of 2017). While we are currently assessing the impact of the new standard, we currently do not expect this new guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect it is expected to have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our available-for-sale equity investment are recorded as unrealized gains or losses through other comprehensive income until such investment is sold. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment. Early adoption is permitted. We recorded approximately $2.0 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2016. Losses of this nature in the future will be recorded within the Condensed Consolidated Statements of Income under this new guidance.

NOTE 2 - Acquisitions and dispositions

In March 2016, CareerBuilder acquired 100% of Aurico Inc. (Aurico), a provider of background screening and drug testing which services both U.S. and international customers. Aurico expands CareerBuilder’s product line to include another critical step in the job hiring process. The fair value of the assets acquired and liabilities assumed were based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary areas of the purchase price allocation that were not yet finalized are related to fair value of intangible assets and income taxes.

On March 18, 2016, we sold Sightline Media Group (Sightline) to Regent Companies LLC. Our Sightline business unit was previously classified as held for sale as of the end of fiscal year 2015, and as a result, the operating results of Sightline have been included in discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 13 for further discussion.
NOTE 3 - Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	Mar. 31, 2016		Dec. 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,956,113	$—	$3,919,726	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Trade names	925,171	—	925,019	—
Amortizable intangible assets:
Customer relationships	913,695	(164,234)	903,652	(145,398)
Other	269,921	(84,658)	265,148	(75,264)
Customer relationships include subscriber lists and advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, developed technology and patents. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives. In connection with our acquisition of Aurico, we recorded other intangible assets of $15.1 million, related to technology, customer relationships and trade name, which will be amortized over a weighted average period of 8 years.
The following table summarizes the changes in our net goodwill balance by segment through March 31, 2016 (in thousands):

	Media	Digital	Total

Balance at Dec. 31, 2015:
Goodwill	$2,579,418	$1,402,240	$3,981,658
Accumulated impairment losses	—	(61,932)	(61,932)
Net balance at Dec. 31, 2015	2,579,418	1,340,308	3,919,726
Activity during the period:
Acquisition	—	33,345	33,345
Foreign currency exchange rate changes	—	3,042	3,042
Total	—	36,387	36,387
Balance at Mar. 31, 2016:
Goodwill	2,579,418	1,438,627	4,018,045
Accumulated impairment losses	—	(61,932)	(61,932)
Net balance at Mar. 31, 2016	$2,579,418	$1,376,695	$3,956,113
The increase in our Digital Segment’s goodwill during the first quarter of 2016 is associated with our acquisition of Aurico, all of which will be amortized for tax purposes.

NOTE 4 - Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	Mar. 31, 2016	Dec. 31, 2015

Deferred compensation investments	$77,004	$77,199
Cash value life insurance	64,581	68,332
Equity method investments	32,285	27,824
Available for sale investment	26,107	28,090
Deferred debt issuance cost	12,546	13,620
Other long term assets	49,624	41,925
Total	$262,147	$256,990

Deferred compensation investments: Employee compensation-related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities.

Equity method investments: Investments where we have the ability to exercise significant influence but do not control are accounted for under the equity method of accounting. Significant influence typically exists when we own between 20% and 50% of the voting interests in a corporation, own more than a minimal investment in a limited liability company, or hold substantial management rights in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income, on our consolidated statements of income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies, principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments. No material impairments were recorded in the quarters ended March 31, 2016 and March 29, 2015.

Cost method investments: The carrying value of cost method investments at March 31, 2016 was $17.3 million and was $8.6 million at December 31, 2015, and are included within other long-term assets in the table above. The increase is primarily due to our investment in Whistle Sports during the first quarter of 2016.
NOTE 5 - Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $11.4 million as of March 31, 2016 and $12.5 million as of December 31, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.7 million as of March 31, 2016 and December 31, 2015.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 6 - Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2016	Dec. 31, 2015

Unsecured floating rate term loan due quarterly through August 2018	$75,800	$83,700
VIE unsecured floating rate term loans due quarterly through December 2018	1,777	1,938
Unsecured floating rate term loan due quarterly through June 2020	170,000	180,000
Borrowings under revolving credit agreement expiring June 2020	762,000	720,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	193,429	193,429
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	70,000	70,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,238,006	4,214,067
Debt issuance costs	(30,513)	(31,800)
Other (fair market value adjustments and discounts)	(10,125)	(12,605)
Total long-term debt	4,197,368	4,169,662
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$4,196,722	$4,169,016
For the first three months of 2016, our long-term debt increased by $27.7 million, primarily due to additional borrowing of $42.0 million from the revolving credit facility, and from amortization of debt issuance costs and debt discounts of $1.3 million and $2.5 million, respectively. These increases were partially offset by debt payments of $18.1 million during the first quarter of 2016.
On April 1, 2016 we made a debt repayment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing fixed rate interest of 10%. The payment was made using borrowings from our revolving credit facility. On April 30, 2016, we had unused borrowing capacity of $362.9 million under our revolving credit facility.

NOTE 7 - Retirement plans
Our principal retirement plan is the TEGNA Retirement Plan (TRP). The TRP is a new pension plan that was formed in connection with the spin-off of our publishing businesses. The TRP assumed certain assets and liabilities from the Gannett Retirement Plan, with the remaining pension obligations being retained by Gannett. The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Executive Retirement Plan (SERP). Our former G.B. Dealey Retirement Plan was merged with the TRP plan on December 31, 2015. The total net pension obligations, both current and non-current liabilities, as of March 31, 2016 were $184.1 million.
Our pension costs, which include costs for qualified and nonqualified plans, are presented in the following table (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Service cost-benefits earned during the period	$250	$233
Interest cost on benefit obligation	6,350	5,652
Expected return on plan assets (a)	(6,750)	(7,497)
Amortization of prior service cost	150	148
Amortization of actuarial loss	1,700	1,468
Expense for company-sponsored retirement plans	$1,700	$4

(a) At the beginning of 2016, we updated our expected annual long-term rate of return on our TRP plan assets to 7.0% from 8.0%. This change resulted in incremental pension costs of approximately $1.4 million in the first quarter of 2016, and will result in approximately $5.5 million of incremental pension costs for the full year 2016.

We do not plan to make contributions to our TRP pension plan in 2016 because none are required under our current assumptions and current funding level. During the quarters ended March 31, 2016 and March 29, 2015, we made $2.4 million and $3.2 million of benefit payments, respectively, to participants of the SERP.

NOTE 8 - Supplemental equity information
The following table summarizes equity account activity for the quarter ended March 31, 2016 and March 29, 2015 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	85,444	10,492	95,936
Redeemable noncontrolling interests (income not available to shareholders)	—	(925)	(925)
Other comprehensive income (loss)	(186)	566	380
Total comprehensive income	85,258	10,133	95,391
Dividends declared	(30,524)	—	(30,524)
Stock-based compensation	4,757	—	4,757
Treasury shares acquired	(75,411)	—	(75,411)
Other activity, including shares withheld for employee taxes	(18,470)	(836)	(19,306)
Balance at Mar. 31, 2016	$2,157,581	$274,070	$2,431,651

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	112,893	14,590	127,483
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,233)	(1,233)
Other comprehensive (loss)	(2,268)	(5,566)	(7,834)
Total comprehensive income	110,625	7,791	118,416
Dividends declared	(45,371)	—	(45,371)
Stock-based compensation	9,114	—	9,114
Treasury shares acquired	(37,520)	—	(37,520)
Other activity, including shares withheld for employee taxes and tax windfall benefits	2,723	(969)	1,754
Balance at Mar. 29, 2015	$3,294,485	$241,181	$3,535,666

In July 2015, CareerBuilder acquired a majority ownership in Textkernel, a software company that provides semantic recruitment technology. Additionally, in 2012, CareerBuilder acquired a majority ownership in Economic Modeling Specialists Intl. (EMSI), a software firm that specializes in employment data and labor market analytics. The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interests to CareerBuilder. Since redemption of the noncontrolling interests is outside of our control, the minority shareholders’ equity interest are presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Thirteen Weeks:
Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive income (loss) before reclassifications	—	635	(1,983)	(1,348)
Amounts reclassified from AOCL	1,162	—	—	1,162
Other comprehensive income (loss)	1,162	635	(1,983)	(186)
Balance at Mar. 31, 2016	$(115,334)	$(19,494)	$3,691	$(131,137)

Balance at Dec. 28, 2014	$(1,172,245)	$391,113	$2,363	$(778,769)
Other comprehensive income (loss) before reclassifications	14,831	(26,744)	—	(11,913)
Amounts reclassified from AOCL	9,645	—	—	9,645
Other comprehensive income (loss)	24,476	(26,744)	—	(2,268)
Balance at Mar. 29, 2015	$(1,147,769)	$364,369	$2,363	$(781,037)
AOCL components are included in computing net periodic post-retirement costs which include pension costs in Note 7 and our other post-retirement benefits (health care and life insurance). Reclassifications from AOCL related to these post-retirement plans include the following (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Amortization of prior service credit	$50	$(618)
Amortization of actuarial loss	1,850	15,695
Total reclassifications, before tax	1,900	15,077
Income tax effect	(738)	(5,432)
Total reclassifications, net of tax	$1,162	$9,645

NOTE 9 - Earnings per share
Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Income from continuing operations attributable to TEGNA Inc.	$92,918	$69,412
Income (loss) from discontinued operations, net of tax	(7,474)	43,481
Net income attributable to TEGNA Inc.	$85,444	$112,893

Weighted average number of common shares outstanding - basic	219,286	227,089
Effect of dilutive securities:
Restricted stock	1,295	2,267
Performance share units	1,673	1,692
Stock options	1,000	883
Weighted average number of common shares outstanding - diluted	223,254	231,931

Earnings from continuing operations per share - basic	$0.42	$0.31
Earnings (loss) from discontinued operations per share - basic	(0.03)	0.19
Net income per share - basic	$0.39	$0.50

Earnings from continuing operations per share - diluted	$0.42	$0.30
Earnings (loss) from discontinued operations per share - diluted	(0.04)	0.19
Net income per share - diluted	$0.38	$0.49
Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 20,000 and 300,000 of stock awards for the quarters ended March 31, 2016 and March 29, 2015, respectively, as their inclusion would be anti-dilutive.

NOTE 10 - Fair value measurement
We measure and record in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value. U.S. GAAP establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements as of Mar. 31, 2016
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$77,004	$—	$—	$77,004
Available for sale investment	26,107	—	—	26,107
Total	$103,111	$—	$—	$103,111

	Fair Value Measurements as of Dec. 31, 2015
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$77,199	$—	$—	$77,199
Available for sale investment	28,090	—	—	28,090
Total	$105,289	$—	$—	$105,289

Deferred compensation investments of $77.0 million as of March 31, 2016 and $77.2 million as of December 31, 2015, consist of securities which are traded on public exchanges and are, therefore, classified as Level 1 assets. The available for sale investment is our 1.5% holding of Gannett’s outstanding shares, which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.37 billion at March 31, 2016 and $4.31 billion at December 31, 2015.

NOTE 11 - Business segment information

We classify our operations into two reportable segments: Media: consisting of our 46 television stations operating in 38 markets, offering high-quality television programming and digital content; and Digital: primarily consisting of our Cars.com and CareerBuilder business units which operate in the automotive and human capital solutions industries, respectively. Our reportable segments have been determined based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

The Digital Segment and the digital revenues line exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s operating properties as such amounts are reflected in the Media Segment. Summary operating results for each of our business segments were as follows (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Operating Revenues:
Media	$443,829	$396,417
Digital	337,903	335,074
Total	$781,732	$731,491

Operating Income (net of depreciation, amortization and facility consolidation):
Media	$169,299	$176,880
Digital	47,219	48,181
Corporate	(14,599)	(18,860)
Unallocated (a)	—	(23,729)
Total	$201,919	$182,472

Depreciation, amortization and facility consolidation:
Media	$19,441	$21,261
Digital	30,361	33,709
Corporate	721	2,721
Total	$50,523	$57,691

Identifiable assets:	Mar. 31, 2016	Dec. 31, 2015

Media	$4,782,916	$4,799,375
Digital	3,529,356	3,529,124
Corporate	156,901	170,194
Total (b)	$8,469,173	$8,498,693

(a) Unallocated expenses in 2015 represent certain expenses that historically were allocated to the former Publishing Segment but that could not be allocated to discontinued operations as they were not clearly and specifically identifiable to the spun-off businesses.
(b) For Dec. 31, 2015, the total of business segment identifiable assets excludes assets recorded in discontinued operations on the consolidated balance sheet of $7.3 million.

NOTE 12 - Other Matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Media Voluntary Retirement Program

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Based on actual acceptances through March 31, 2016, we have accrued a VRP separation obligation totaling $9.5 million as of March 31, 2016. We expect additional VRP charges to be recognized until the completion of the plan in the second quarter of 2016. Upon separation, employees accepting the VRP will receive salary continuation payments primarily based on years of service, the majority of which will occur evenly over the next 12 month period.

NOTE 13 - Discontinued Operations

On June 29, 2015, we completed the previously announced spin-off of our publishing businesses, creating a new independent publicly traded company, Gannett Co., Inc., through the distribution of 98.5% of our interest in Gannett to holders of our common shares. On June 29, 2015, each of our shareholders of record as of the close of business on the record date of June 22, 2015 received one share of Gannett common stock for every two shares of TEGNA common stock. Following the distribution, we own 1.5% of Gannett outstanding common shares. We will continue to own Gannett shares for a period of time not to exceed 5 years after the distribution. As disclosed in our 2015 Form 10-K, in conjunction with the spin-off of the publishing businesses, we entered into a separation and distribution agreement with Gannett and also entered into various other agreements to effect the separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement.

During the fourth quarter of 2015, we sold our subsidiaries Clipper Magazine (Clipper), a direct mail advertising magazine business, and Mobestream Media (Mobestream), maker of a mobile rewards/coupon platform, to Valassis Direct Mail, Inc. On March 18, 2016, we sold Sightline Media (Sightline) to Regent Companies LLC. Our Sightline business unit was previously included within our Other Segment and was classified as held for sale as of December 31, 2015. With the sale of these businesses, we divested all the operations of our Other Segment. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations.

Financial Statement Presentation

The former publishing businesses and businesses within the Other Segment are presented as discontinued operations in our Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Income. In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified but supplemental cash flow information is presented below. The financial results of discontinued operations through March 31, 2016, are presented as a loss from discontinued operations, net of income taxes, on our Condensed Consolidated Statements of Income. For earnings per share information on discontinued operations see Note 9. Discontinued operations for the first quarter of 2016 are attributable to our former Sightline business through the date of sale while results for the first quarter of 2015 were comprised of the operating results of both the Publishing Segment and Other Segment. The table below presents the financial results of discontinued operations (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015
	Other	Publishing	Other	Total

Operating revenues	$3,379	$694,751	$46,523	$741,274
Income (loss) from discontinued operations, before income taxes	(6,299)	64,858	(11,868)	52,990
Provision for income taxes	(1,175)	(13,269)	3,760	(9,509)
Income (loss) from discontinued operations, net of tax	(7,474)	51,589	(8,108)	43,481

The depreciation, amortization, capital expenditures and significant cash investing items of discontinued operations were as follows (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015
	Other	Publishing	Other	Total

Depreciation	$112	$24,996	$208	$25,204
Amortization	—	3,399	—	3,399
Capital expenditures	—	(6,347)	(82)	(6,429)
Proceeds from sale of certain assets	—	5,655	—	5,655
Payments for investments	—	(2,000)	—	(2,000)
Proceeds from investments	—	7,883	—	7,883
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

Our company is comprised of a dynamic portfolio of media and digital businesses that provide content that matters and brands that deliver. We deliver highly relevant, useful and smart content, when and how people need it, to make the best decisions possible. Our forward-thinking portfolio is comprised of one of the largest, most geographically diverse broadcasters in the U.S. and two leading digital companies, Cars.com and CareerBuilder. Combined, TEGNA’s brands have tremendous reach. Each month, we connect with more than 90 million people across our broadcast and digital media platforms.

During 2015, we made a number of significant strategic changes to enhance shareholder returns and improve the company. On June 29, 2015, we completed the separation of our publishing businesses. Our company was renamed TEGNA Inc. and our stock now trades on the New York Stock Exchange under the symbol TGNA. The new publishing company retained the name Gannett Co., Inc. (Gannett) and now trades on the New York Stock Exchange under the symbol GCI. In the fourth quarter of 2015, we also sold Clipper Magazine and Mobestream Media which were formerly businesses within our Other Segment. Additionally, during the first quarter of 2016, we completed the sale of our Sightline Media Group business unit. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

After these strategic changes, we now operate two reportable segments: Media and Digital. We organize our business segments based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

•
TEGNA Media (Media Segment) - includes 46 television stations (including one station under service agreements) in 38 markets. We are the largest independent station group of major network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide (more than 35 million households). The primary sources of our Media Segment’s revenues are: 1) core advertising which includes local and national nonpolitical advertising; 2) political advertising revenues which are driven by elections and peak in even years (e.g. 2016, 2014) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable operators and telecommunications companies to carry our television signals on their systems; 4) digital revenues which encompass digital marketing services and advertising on the stations’ websites and tablet and mobile products; and 5) payments by advertisers to television stations for other services, such as production of programming from third parties and production of advertising material.

•
TEGNA Digital (Digital Segment) - is comprised of four business units including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). Cars.com operates a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. Cars.com has approximately 30 million monthly visits to its web properties including, approximately 20 million visits per month across mobile devices. Cars.com generates revenues through online subscription advertising products targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. In 2015, Cars.com expanded into the area of service, introducing a solution that provides information about reputable certified repair shops and allows consumers to get estimates on potential vehicle repairs. We own a controlling 53% interest in CareerBuilder, a global leader in human capital solutions specializing in HR software as a service to help companies with every step of the recruitment process. CareerBuilder has made significant investments over the past few years to accelerate its transformation into a global leader in the HR Software-as-a Service (SaaS) business. CareerBuilder earns revenue through placement of job postings on its network of websites, subscriptions to its human capital SaaS product, background screening services and various other recruitment solutions (including employment branding services and access to online resume databases). Our Digital Segment also includes G/O Digital, a one-stop shop for digital marketing services for local businesses, and Cofactor (also operating as ShopLocal), a digital marketing company that is uniquely positioned to bridge the divide between the online and offline worlds and enable brands to intelligently deliver content everywhere, driving sales locally.

In addition to the above reportable segments, our corporate category includes activities that are not directly attributable or allocable to a specific reportable segment. This category primarily consists of broad corporate management functions including legal, human resources and finance. The largest components of our consolidated operating expenses are payroll and benefits. Other significant operating expenses include the costs of locally produced content and purchased syndicated programming in the Media Segment, and sales and marketing costs within the Digital Segment.

Consolidated Results from Operations
The following discussion is a quarterly period-to-period comparison of our consolidated results of continuing operations on a GAAP basis. The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 25 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarters Ended
	Mar. 31, 2016	% of Total	Mar. 29, 2015	% of Total	Change

Operating revenues:
Media	$443,829	57%	$396,417	54%	12%
Digital	337,903	43%	335,074	46%	1%
Total operating revenues	$781,732	100%	$731,491	100%	7%

Operating expenses
Operating expenses exclusive of depreciation	$529,290	91%	$491,328	90%	8%
Depreciation, Amortization, and Facility Consolidation	50,523	9%	57,691	10%	(12%)
Total operating expenses	$579,813	100%	$549,019	100%	6%

Total operating income	$201,919		$182,472		11%

Non-operating expense	56,401		47,455		19%
Provision for income taxes	42,108		51,015		(17%)
Net income attributable to noncontrolling interests	(10,492)		(14,590)		(28%)
Net income from continuing operations attributable to TEGNA Inc.	$92,918		$69,412		34%

Earnings from continuing operations per share - basic	$0.42		$0.31		35%
Earnings from continuing operations per share - diluted	$0.42		$0.30		40%

Operating Revenues and Expenses

Our operating revenues were $781.7 million in the first quarter of 2016, an increase of 7% from $731.5 million in the same quarter last year. The increase was driven by strong Media and Digital Segment revenue growth. Media Segment revenues increased 12% for the first quarter driven by robust growth in retransmission revenue and record first quarter political advertising revenue. Digital Segment revenues increased 1% driven by continued organic growth at Cars.com, partly offset by lower revenue at CareerBuilder due to reductions in transaction-based lower-margin revenues as well as a decrease of $9.6 million of revenue due to the sale of our PointRoll business at the end of last year. Excluding the impact of PointRoll’s prior year revenue, Digital Segment revenues were up 4%.

Operating expenses increased 6% for the quarter due primarily to higher Media Segment programming fees, investments in growth initiatives within both the Media and Digital Segments, charges related to a voluntary early retirement program incurred by our Media Segment in the first quarter of 2016 and a gain recognized on a building sale in the first quarter of 2015. These increases were partially offset by a reduction in corporate expenses reflecting continued efficiency efforts as well as the absence of publishing-related unallocated costs. Excluding the impacts of the workforce restructuring in the first quarter of 2016 and of the building sale in the first quarter of 2015, operating expenses increased by 2%.

We reported operating income of $201.9 million in the first quarter of 2016 compared to $182.5 million in the first quarter of 2015, an 11% increase primarily driven by increases in revenue discussed above and a significant reduction in corporate expenses and the absence of publishing-related unallocated costs. As a result, our consolidated operating margins improved to 26% in the first quarter of 2016 compared to 25% during the same quarter in 2015.

Non-Operating Expense

Non-operating expense increased from $47.5 million in the first quarter of 2015 to $56.4 million in the first quarter of 2016 primarily due to the absence of the $43.9 million gain on the sale of Gannett Healthcare Group (GHG) in the first quarter of 2015 partially offset by the absence of costs related to the spin-off of our former publishing businesses. Interest expense was $61.7 million in the first quarter of 2016, compared to $70.7 million in the first quarter of 2015. These changes reflect lower average debt outstanding due to the repayments made in the fourth quarter of 2015 as well as lower average interest rates. The total average outstanding debt was $4.24 billion for the first quarter of 2016, compared to $4.46 billion in the first quarter of 2015. The weighted average interest rate on total outstanding debt was 5.64% for the first quarter of 2016 compared to 6.03% last year.

Income Tax Expense

Income tax expense decreased from $51.0 million in the first quarter of 2015 to $42.1 million in the first quarter of 2016, a decrease of 17%. Our reported effective income tax rate (after deducting net income attributable to noncontrolling interests) was 31.2% for the first quarter of 2016, compared to 42.4% for the first quarter of 2015. The first quarter 2016 tax rate benefited by three percentage points due to the recognition of excess tax benefits on stock compensation awards in accordance with a new accounting pronouncement on share-based compensation, as well as reduced state tax expense as compared to the first quarter of 2015 as a result of changes in our legal entity structure. Additionally, the first quarter 2015 rate was higher due to nondeductible spin-related transaction costs.

Net income from continuing operations attributable to TEGNA Inc.

Net income from continuing operations attributable to TEGNA Inc. consists of net income reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. We reported net income from continuing operations attributable to TEGNA Inc. of $92.9 million or $0.42 per diluted share for the first quarter of 2016 compared to $69.4 million or $0.30 per diluted share for the first quarter of 2015. Net income attributable to noncontrolling interests was $10.5 million in the first quarter of 2016 compared to $14.6 million in the first quarter of 2015.

The weighted average number of diluted shares outstanding for the first quarter of 2016 decreased by 8.7 million shares to 223.2 million from 231.9 million in 2015. The decline reflects shares repurchased in 2015 and the first quarter of 2016, partially offset by share issuances to settle equity-based awards. See Part II, Item 2 for information on share repurchases.
Segment Results
We organize our business into two business segments: Media and Digital based on management and internal reporting structure, the nature of products and services offered by the segments and the financial information that is evaluated regularly by our chief operating decision maker. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. The following is a discussion of the operating results of our Media and Digital Segments.
Media Segment Results
A summary of our Media Segment results is presented below (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015	Change

Operating revenues	$443,829	$396,417	12%
Operating expenses:
Operating expenses, exclusive of depreciation (a)	255,089	198,276	29%
Depreciation	13,748	13,296	3%
Amortization	5,693	5,598	2%
Transformation items	—	2,367	***
Total operating expenses (a)	274,530	219,537	25%
Operating income	$169,299	$176,880	(4%)

(a) First quarter of 2016 includes charges primarily related to a voluntary early retirement program of approximately $10.4 million in 2016. First quarter of 2015 includes a $12.7 million gain on the sale of a building.

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories (in thousands).

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015	Change

Core (Local & National)	$249,021	253,108	(2%)
Political	15,744	2,054	***
Retransmission (a)	146,812	110,188	33%
Digital	27,718	23,808	16%
Other	4,534	7,259	(38%)
Total	$443,829	$396,417	12%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Media Segment revenues in the first quarter of 2016 increased 12% to $443.8 million, driven primarily by robust growth in retransmission revenue and record first quarter political advertising revenue as well as continued growth in digital revenue. Core advertising revenues, which consist of Local and National non-political advertising, decreased 2% to $249.0 million in the first quarter of 2016. This was primarily driven by lower Super Bowl revenue due to six fewer television stations that aired the Super Bowl in the first quarter of 2016. The Super Bowl moved from our 17 NBC stations in 2015 to our 11 CBS stations in 2016, which impacted the first quarter 2016 revenue results by $4.6 million. Excluding the Super Bowl impact, our strongest revenue categories for the first quarter included automotive, medical, travel, home improvement, and restaurants, partially offset by softness in the insurance/banking, media/telecommunications, retail, and education advertising categories. Political advertising revenues increased to a first quarter record-high of $15.7 million compared to $2.1 million in the same quarter last year. Digital revenues within our Media Segment increased 16% to $27.7 million in the first quarter of 2016 reflecting continued growth from digital marketing services products.
Media Segment operating expenses for the first quarter of 2016 increased 25% to $274.5 million primarily due to higher programming fees, investments in growth initiatives, charges incurred related to the voluntary early retirement program that was offered to certain Media employees during the first quarter of 2016, and the absence of a $12.7 million building sale gain in the first quarter of 2015. Excluding the impacts of the early retirement program charges this year and the building sale gain last year, Media Segment operating expenses increased 15%.
Digital Segment Results
The Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). On Nov. 12, 2015, we sold PointRoll which was part of Cofactor. Many of our other digital offerings are highly integrated within our Media Segment offerings, and therefore the results of these integrated digital offerings are reported within the operating results of our Media Segment.
A summary of our Digital Segment results is presented below (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015	Change

Operating revenues	$337,903	$335,074	1%
Operating expenses:
Operating expenses, exclusive of depreciation	260,323	253,184	3%
Depreciation	7,764	8,262	(6%)
Amortization	22,597	23,090	(2%)
Transformation items	—	2,357	***
Total operating expenses	290,684	286,893	1%
Operating income	$47,219	$48,181	(2%)
Digital Segment operating revenues increased 1% to $337.9 million in the first quarter of 2016 compared to $335.1 million in 2015, primarily driven by continued strong organic growth at Cars.com. Revenues for Cars.com were up 6% primarily due to increases from our direct sales, which were up 9%, driven by increased dealer market penetration and new product sales. CareerBuilder revenues decreased 2% for the first quarter of 2016, further impacted by the transition to a greater concentration of SaaS products and away from lower margin, transaction-based business.

Digital Segment operating expenses increased 1% to $290.7 million in the first quarter of 2016 primarily reflecting accelerating investments in sales force and growth initiatives across our Digital Segment businesses. As a result of these factors, Digital Segment operating income decreased 2% to $47.2 million for the quarter.
Corporate Expense
Corporate expense decreased 23% to $14.6 million in the first quarter from $18.9 million in the first quarter of 2015, mainly driven by continued efficiency efforts and re-sizing of our operations in support of our business segments.
Results from Operations - Non-GAAP Information

Presentation of Non-GAAP information

We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of workforce restructuring charges, facility consolidation charges, certain gains and expenses recognized in operating and non-operating categories and a credit to our income tax provision, as well as the tax effect of the above special items. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years.

We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of our overall business operations. Adjusted EBITDA is defined as net income from continuing operations attributable to TEGNA before (1) net income attributable to noncontrolling interests, (2) income taxes, (3) interest expense, (4) equity income (losses), (5) other non-operating items, (6) workforce restructuring, (7) facility consolidation charges, (8) non-cash rent expense, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is net income from continuing operations attributable to TEGNA. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income.
We use non-GAAP financial performance measures for purposes of evaluating business segment and consolidated company performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our businesses.

Discussion of special charges and credits affecting reported results

Our results for the first quarter of 2016 included the following items we consider special and not indicative of our normal ongoing operations:

•	Charges associated with the Voluntary Retirement Program at our Media Segment (which includes payroll and related benefit costs); and

•	Certain other non-operating costs incurred by our Digital Segment.
Results for the first quarter of 2015 included the following special items:

•	Costs associated with workforce restructuring;

•	Facility consolidation which primarily included a Seattle, WA building sale gain associated with optimizing our real estate portfolio;

•	Non-operating costs related to the spin-off of our former publishing businesses; and

•	Other non-operating gain of $43.9 million related to the sale of Gannett Healthcare Group.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter Ended Mar. 31, 2016	GAAP measure	Primarily Workforce restructuring	Non-operating items	Non-GAAP measure

Operating expenses	$579,813	$(10,398)	$—	$569,415
Operating income	201,919	10,398	—	212,317
Other non-operating items	2,379	—	653	3,032
Total non-op (expense) income	(56,401)	—	653	(55,748)
Income before income taxes	145,518	10,398	653	156,569
Provision for income taxes	42,108	4,008	—	46,116
Net income from continuing operations attributable to TEGNA	92,918	6,390	653	99,961
Earnings from continuing operations per share - diluted	$0.42	$0.03	$—	$0.45

		Special Items
Quarter Ended Mar. 31, 2015	GAAP measure	Workforce restructuring	Facility consolidation	Non-operating items	Special tax credit	Non-GAAP measure

Operating expenses	$549,019	$(1,197)	$7,985	$—	$—	$555,807
Operating income	182,472	1,197	(7,985)	—	—	175,684
Other non-operating items	24,464	—	—	(25,680)	—	(1,216)
Total non-op (expense) income	(47,455)	—	—	(25,680)	—	(73,135)
Income before income taxes	135,017	1,197	(7,985)	(25,680)	—	102,549
Provision for income taxes	51,015	445	(2,969)	(16,318)	390	32,563
Net income from continuing operations attributable to TEGNA Inc.	69,412	752	(5,016)	(9,362)	(390)	55,396
Earnings from continuing operations per share - diluted	$0.30	$—	$(0.02)	$(0.04)	$—	$0.24

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Condensed Consolidated Statements of Income are presented below (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015	Change

Net income from continuing operations attributable to TEGNA Inc. (GAAP basis)	$92,918	$69,412	34%
Net income attributable to noncontrolling interests	10,492	14,590	(28%)
Provision for income taxes	42,108	51,015	(17%)
Interest expense	61,713	70,670	(13%)
Equity (income) in unconsolidated investees, net	(2,933)	1,249	***
Other non-operating (income) items, net	(2,379)	(24,464)	(90%)
Operating income (GAAP basis)	$201,919	$182,472	11%
Workforce restructuring	10,398	1,197	***
Facility consolidation	—	4,724	***
Building sale gain	—	(12,709)	***
Adjusted operating income (non-GAAP basis)	212,317	175,684	21%
Depreciation	22,233	24,279	(8%)
Adjusted amortization (non-GAAP basis)	28,290	28,688	(1%)
Non-cash rent	1,650	—	***
Adjusted EBITDA (non-GAAP basis)	$264,490	$228,651	16%

Our Adjusted EBITDA increased 16% to $264.5 million for the first quarter of 2016. The increase was driven by strong results in the Media Segment, the significant decline in corporate expenses as a result of the re-sizing of our support platforms and continuing efficiency efforts, and the absence of publishing-related unallocated costs in the first quarter of 2015.

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2016 results:

•
Media Segment Revenues - Media Segment revenues will be favorably impacted by year-over-year comparisons due to the anticipated political and Olympic revenues in fiscal year 2016. Based on current trends, we anticipate increases in retransmission revenue, political advertising and digital revenue to result in Media Segment revenue growth of 10% to 12% for the second quarter of 2016, compared to the second quarter of 2015. However, revenue growth will, in part, be dependent on the timing of political advertising spending throughout the rest of 2016 both within the presidential campaigns as well as for contests in the House and Senate.

•
Media Voluntary Retirement Program - In the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible employees had until the April 7, 2016, to elect to volunteer to retire under the plan. As such, we anticipate additional buyout expense to be recorded in the second quarter of 2016 associated with additional acceptances. Most of the buyout payments will occur evenly over the next 12 month period.

•
CareerBuilder Investment - CareerBuilder has continued its transformation from lower margin sourcing and screening transactional business to focus on broader Software-as-a-Service offerings which are expected to provide for higher margins and longer-term relationships with clients as valued partners. This transition has and will continue to impact CareerBuilder growth rates over the balance of the year. We expect CareerBuilder's revenue comparison for the second quarter of 2016 over the same quarter last year to increase more than the first quarter 2016 year over year comparison.

•
Income Tax Provision - As disclosed in Note 1 to the unaudited condensed consolidated financial statements, in the first quarter of 2016 we adopted new guidance issued by the FASB that changes certain aspects of the accounting for employee share-based payments. This accounting change will result in additional volatility in our effective tax rate because the amount of the expense or benefit is dependent on future changes in our stock price which cannot be predicted. The tax rates in the first and fourth quarters of our fiscal year will be most impacted by this as a majority of our stock awards vest in those quarters. Our tax rate may also be impacted by the timing of stock option exercises, which, by definition are unpredictable.

•
Change in Financial Reporting Cycle - Beginning in the fourth quarter fiscal year 2015, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015. Historically, our fiscal year and quarterly reporting was a 52-53 week cycle that ended on the last Sunday of the calendar quarter. As a result of the change in our reporting calendar, our 2016 third and fourth quarters will have a different number of days compared to the prior year quarter. Our third quarter of 2016 will have 92 days, compared to 91 days for the third quarter of 2015. Our fourth quarter of 2016 will have 92 days, compared to 95 days for the fourth quarter of 2015.

Liquidity, Capital Resources and Cash Flows

Our cash generation capability and financial condition, together with our borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the first quarter of 2016, we spent $75.4 million to repurchase 3.2 million of our shares at an average share price of $23.89, and as of March 31, 2016, we had $553.6 million remaining under this authorization.

At the end of the first quarter, our total long-term debt was $4.20 billion. Cash and cash equivalents at the end of the first quarter totaled $79.2 million. On April 1, 2016, we made a debt repayment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing fixed rate interest of 10%. The payment was made using borrowings from our revolving credit facility. On April 30, 2016, we had unused borrowing capacity of $362.9 million under our revolving credit facility.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see below section titled “Certain Factors Affecting Forward-Looking Statements.”

Cash Flows

Our net cash flow from operating activities was $127.1 million for the first quarter of 2016, compared to $175.0 million for the first quarter of 2015. The decrease in net cash flow from operating activities was due to the absence of our publishing businesses which generated approximately $77.8 million of operating cash flow in the first quarter of 2015. The decrease was partially offset by an increase in income from continuing operations during the first quarter of 2016, primarily associated with higher retransmission and political advertising revenues.

Cash outflows used for investing activities totaled $74.9 million for the first quarter of 2016, compared to cash inflows of $79.0 million for the same period in 2015. The decrease in cash flow from investing activities was primarily due to $103.8 million received in the first quarter of 2015 from the sale of certain businesses and assets, including Gannett Healthcare Group. There were also higher payments for acquisitions of businesses in the first quarter of 2016 compared to the same period in 2015. In the first quarter of 2016, we paid $63.1 million for business acquisitions and investments compared to $13.6 million in the same period in 2015.

Cash flows used for financing activities totaled $102.1 million for the first quarter of 2016, compared to $236.3 million for the same period in 2015. The decrease in cash flows used for financing activities reflects the use of proceeds from the sales of businesses and assets in the first quarter of 2015 to repay outstanding debt. We made $18.1 million in debt payments in the first quarter of 2016 compared to $140.0 million in the first quarter last year. We invested $75.4 million and $37.5 million during the quarters ended March 31, 2016 and March 29, 2015, to repurchase 3.2 million and 1.1 million shares of our common stock, respectively.

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $110.6 million for the quarter ended March 31, 2016 and $155.9 million for the first quarter of 2015. Our free cash flow in the first quarter of 2016 is lower than the first quarter in 2015 driven by the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operating activities reduced by “purchase of property, plant and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Quarters Ended
	Mar. 31, 2016	Mar. 29, 2015

Net cash flow from operating activities	$127,058	$174,975
Purchase of property and equipment	(16,449)	(19,121)
Free cash flow	$110,609	$155,854
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements". These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

Our actual financial results may be different from those projected due to the inherent nature of projections. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-Q to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following sections of our 2015 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2015.

At the end of the first quarter of 2016, we had $1.01 billion in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of $5.0 million. The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.37 billion at March 31, 2016 and $4.31 billion at December 31, 2015.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2016, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments with respect to the judicial and administrative proceedings previously disclosed in our 2015 Annual Report on Form 10-K (2015 Form 10-K).
Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2015 Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2016 - January 31, 2016	854,000	$23.92	854,000	$608,630,574
February 1, 2016 - February 29, 2016	1,017,000	$23.37	1,017,000	$584,861,436
March 1, 2016 - March 31, 2016	1,286,000	$24.27	1,286,000	$553,649,116
Total First Quarter 2016	3,157,000	$23.89	3,157,000	$553,649,116
In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the first quarter of 2016, we spent $75.4 million to repurchase 3.2 million of our shares at an average price of $23.89. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2016	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through December 8, 2015.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

4-1	Specimen Certificate for TEGNA Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to TEGNA Inc.’s Form 8-B filed on June 14, 1972.

10-1*	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan dated as of February 23, 2016.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on February 26, 2016.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the fiscal quarters ended March 31, 2016 and March 29, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 31, 2016 and March 29, 2015, (iv) Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 31, 2016 and March 29, 2015, and (v) the notes to condensed consolidated financial statements.

Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.