Form 10-Q
period 2016-06-30
TEGNA INC
filed 2016-08-05
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of June 30, 2016 was 214,323,471.

INDEX TO TEGNA INC.
June 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands

	June 30, 2016	Dec. 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,153	$129,200
Trade receivables, net of allowances of $9,171 and $9,092, respectively	580,906	556,351
Other receivables	18,364	18,738
Prepaid expenses and other current assets	81,988	94,262
Current discontinued operation assets	—	6,608
Total current assets	783,411	805,159
Property and equipment
Cost	998,881	984,185
Less accumulated depreciation	(553,785)	(525,866)
Net property and equipment	445,096	458,319
Intangible and other assets
Goodwill	3,951,357	3,919,726
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,021,795	3,065,107
Investments and other assets	258,956	256,990
Noncurrent discontinued operation assets	—	657
Total intangible and other assets	7,232,108	7,242,480
Total assets	$8,460,615	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

	June 30, 2016	Dec. 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$77,357	$124,654
Accrued liabilities	277,337	296,815
Dividends payable	30,319	31,033
Income taxes	628	15,742
Deferred revenue	128,193	132,650
Current portion of long-term debt	646	646
Current discontinued operation liabilities	—	5,243
Total current liabilities	514,480	606,783
Noncurrent liabilities
Income taxes	16,893	18,191
Deferred income taxes	886,821	883,141
Long-term debt	4,255,313	4,169,016
Pension liabilities	175,714	178,844
Other noncurrent liabilities	148,962	168,573
Total noncurrent liabilities	5,483,703	5,417,765
Total liabilities	5,998,183	6,024,548

Redeemable noncontrolling interests	28,246	24,666

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	474,895	539,505
Retained earnings	7,235,756	7,111,129
Accumulated other comprehensive loss	(135,737)	(130,951)
Less treasury stock at cost, 110,095,161 shares and 104,664,452 shares, respectively	(5,748,341)	(5,652,131)
Total TEGNA Inc. shareholders’ equity	2,150,992	2,191,971
Noncontrolling interests	283,194	264,773
Total equity	2,434,186	2,456,744
Total liabilities, redeemable noncontrolling interests and equity	$8,460,615	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands, except per share amounts

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Operating revenues:
Media	$458,947	$417,049	$902,776	$813,466
Digital	352,838	339,623	690,741	674,697
Total	811,785	756,672	1,593,517	1,488,163

Operating expenses:
Cost of revenues and operating expenses, exclusive of depreciation	255,472	239,910	503,728	466,487
Selling, general and administrative expenses, exclusive of depreciation	275,112	264,797	556,146	529,548
Depreciation	22,627	24,955	44,860	49,234
Amortization of intangible assets	28,252	28,966	56,542	57,654
Asset impairment charges and facility consolidation	3,728	12,355	3,728	17,079
Total	585,191	570,983	1,165,004	1,120,002
Operating income	226,594	185,689	428,513	368,161

Non-operating expenses:
Equity loss in unconsolidated investees, net	(5,914)	(1,862)	(2,981)	(3,111)
Interest expense	(56,141)	(69,252)	(117,854)	(139,922)
Other non-operating expenses, net	(2,548)	(26,695)	(169)	(2,231)
Total	(64,603)	(97,809)	(121,004)	(145,264)

Income before income taxes	161,991	87,880	307,509	222,897
Provision for income taxes	47,606	33,724	89,714	84,739
Income from continuing operations	114,385	54,156	217,795	138,158
Income (loss) from discontinued operations, net of tax	—	77,337	(7,474)	120,818
Net income	114,385	131,493	210,321	258,976
Net income attributable to noncontrolling interests	(14,934)	(15,624)	(25,426)	(30,214)
Net income attributable to TEGNA Inc.	$99,451	$115,869	$184,895	$228,762

Earnings from continuing operations per share - basic	$0.46	$0.17	$0.88	$0.48
Earnings (loss) from discontinued operations per share - basic	—	0.34	(0.03)	0.53
Net income per share – basic	$0.46	$0.51	$0.85	$1.01

Earnings from continuing operations per share - diluted	$0.45	$0.17	$0.87	$0.47
Earnings (loss) from discontinued operations per share - diluted	—	0.33	(0.03)	0.52
Net income per share – diluted	$0.45	$0.50	$0.84	$0.99

Weighted average number of common shares outstanding:
Basic shares	216,518	226,538	217,902	226,814
Diluted shares	220,204	231,920	221,729	231,927

Dividends declared per share	$0.14	$0.20	$0.28	$0.40
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Net income	$114,385	$131,493	$210,321	$258,976
Redeemable noncontrolling interests (income not available to shareholders)	(1,350)	(52)	(2,275)	(1,285)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(7,162)	32,703	(5,961)	394
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	2,422	15,095	4,322	30,172
Other	—	(22,937)	—	(4,398)
Pension and other post-retirement benefit items	2,422	(7,842)	4,322	25,774
Unrealized loss on available for sale investments during the period	(2,292)	—	(4,275)	—
Other comprehensive income, before tax	(7,032)	24,861	(5,914)	26,168
Income tax effect related to components of other comprehensive income (loss)	(942)	(847)	(1,680)	(9,988)
Other comprehensive income (loss), net of tax	(7,974)	24,014	(7,594)	16,180
Comprehensive income	105,061	155,455	200,452	273,871
Comprehensive income attributable to noncontrolling interests, net of tax	(10,211)	(18,933)	(20,343)	(26,724)
Comprehensive income attributable to TEGNA Inc.	$94,850	$136,522	$180,109	$247,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands

	Six Months Ended
	June 30, 2016	June 28, 2015

Cash flows from operating activities:
Net income	$210,321	$258,976
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	101,402	163,842
Stock-based compensation	9,055	11,875
Other losses on sales of assets and business	8,863	33,177
Equity loss (income) in unconsolidated investees, net	2,981	(7,696)
Pension contributions, net of pension expense	1,093	(122,512)
Change in other assets and liabilities, net	(104,471)	(12,305)
Net cash flow from operating activities	229,244	325,357
Cash flows from investing activities:
Purchase of property and equipment	(40,050)	(55,021)
Payments for acquisitions of businesses, net of cash acquired	(53,552)	(37,292)
Payments for investments	(15,997)	(30,168)
Proceeds from investments	4,617	12,402
Proceeds from sale of assets	—	110,524
Net cash flow from/(used for) investing activities	(104,982)	445
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities, net	310,000	45,000
Debt repayments	(229,552)	(86,456)
Dividends paid	(61,462)	(90,790)
Repurchases of common stock	(150,917)	(75,090)
Other, net	(19,378)	(17,928)
Net cash flow used for financing activities	(151,309)	(225,264)
Effect of currency exchange rate change on cash	—	66
Increase (decrease) in cash and cash equivalents	(27,047)	100,604
Cash and cash equivalents from continuing operations, at beginning of period	$129,200	$110,305
Cash and cash equivalents from discontinued operations, at beginning of period	—	8,179
Balance of cash and cash equivalents at beginning of period	$129,200	$118,484
Cash and cash equivalents from continuing operations, end of period	$102,153	$156,796
Cash and cash equivalents from discontinued operations, end of period	—	62,292
Balance of cash and cash equivalents at end of period	$102,153	$219,088

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$104,646	$37,286
Cash paid for interest	$116,247	$134,580
Non-cash investing activities:
Non-monetary exchange of investment for acquisition	$—	$(34,403)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-K. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TEGNA included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, income taxes including deferred taxes, pension benefits, evaluation of goodwill and other intangible assets for impairment, and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.

On June 29, 2015, we completed the spin-off of our publishing businesses. Our Company was renamed TEGNA Inc. and our stock now trades on the New York Stock Exchange under the symbol TGNA. The new publishing company retained the name Gannett Co., Inc. (Gannett) and now trades on the New York Stock Exchange under the symbol GCI. In addition, during the fourth quarter of 2015, we sold substantially all of the businesses within our Other Segment. With the completion of these separations, we disposed of the former Publishing and Other Segments in their entirety and ceased to consolidate their assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. See Note 13 for a summary of discontinued operations.

Beginning in the fourth quarter of fiscal year 2015, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle to better reflect the timing of TEGNA’s post spin operations. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015. Historically, our fiscal year and quarterly reporting was a 52-53 week cycle that ended on the last Sunday of the calendar quarter. As a result of the change in our reporting calendar, certain quarters will have different end dates and number of days compared to the prior year quarter. The impact of the change in our reporting calendar did not have a material impact on our financial statements; and therefore, we have not restated the historical results.

Accounting guidance adopted in 2016: In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that changes the way companies present debt issuance costs on the balance sheet. Under the new guidance, debt issuance costs are reported as a direct deduction from the carrying amount of the debt liability, similar to debt discounts, rather than as an asset as has been done previously. Amortization of the costs will continue to be reported as interest expense. We adopted this guidance in the first quarter of 2016 and have applied the new guidance on a retrospective basis, wherein the balance sheet for each date presented is adjusted to reflect the effects of applying the new guidance. As disclosed in Note 6, as of June 30, 2016 and December 31, 2015, we had $29.2 million and $31.8 million, respectively, of debt issuance costs related to our term debt which was recorded as a direct deduction to the carrying amount of the associated debt liability. Debt issuance costs related to our revolving credit facility remained in long-term assets on our balance sheet as permitted under the new guidance.

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

In March 2016, the FASB issued guidance that changes certain aspects of the accounting for employee share-based payments. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2016. We believe the new guidance reduces the complexity of accounting for share-based payments which, in turn, improves the usefulness of the information provided to the users of our financial statements. Below is a summary of the most significant changes.

•
All excess tax benefits and tax deduction shortfalls will be recognized as income tax benefit or expense in the income statement (under the prior guidance these amounts were generally recognized in additional paid-in capital on the balance sheet). The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This guidance was applied prospectively beginning in the first quarter of 2016. The adoption of this element of the accounting standard reduced our income tax provision for the six months ended June 30, 2016, by $4.5 million and the tax rate by approximately two percentage points, resulting in an increase to basic and diluted EPS of approximately $0.02. The reduction to the tax provision predominantly occurred in the first quarter of 2016 in connection with the settlement of performance share unit awards.

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

	Six Months Ended June 30, 2016			Six Months Ended June 28, 2015
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change	Previously Reported	As Currently Reported	Effect of Accounting Change

Change in other assets and liabilities, net	$(129,002)	$(104,471)	$24,531	$(42,254)	$(12,305)	$29,949
Net cash flow from operating activities	$204,713	$229,244	$24,531	$295,408	$325,357	$29,949

Other, net	$5,153	$(19,378)	$(24,531)	$12,021	$(17,928)	$(29,949)
Net cash used for financing activities	$(126,778)	$(151,309)	$(24,531)	$(195,315)	$(225,264)	$(29,949)

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

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our available-for-sale equity investment are recorded as unrealized gains or losses through other comprehensive income until such investment is sold. The new guidance is effective for public companies beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment. Early adoption is permitted. We recorded approximately $2.3 million and $4.3 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income for the quarter and year ended June 30, 2016, respectively. Losses of this nature in the future will be recorded within the Consolidated Statements of Income under this new guidance.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.
NOTE 2 - Acquisitions and dispositions

In March 2016, CareerBuilder acquired 100% of Aurico Inc. (Aurico), a provider of background screening and drug testing which services both U.S. and international customers. Aurico expands CareerBuilder’s product line to include another critical step in the job hiring process.

On March 18, 2016, we sold Sightline Media Group (Sightline) to Regent Companies LLC. Our Sightline business unit was previously classified as held for sale as of the end of fiscal year 2015; and as a result, the operating results of Sightline have been included in discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 13 for further discussion.

On August 1, 2016, we acquired 100% of DMR Holdings, Inc. (DealerRater), a leading automotive dealer review website. We funded the acquisition with a combination of borrowing under our revolving credit facility and cash on hand. DealerRater will be combined into our Cars.com business unit within our Digital Segment. The addition of DealerRater further strengthens Cars.com’s position as a leader in online automotive reviews.
NOTE 3 - Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		Dec. 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$3,951,357	$—	$3,919,726	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Trade names	925,171	—	925,019	—
Amortizable intangible assets:
Customer relationships	912,216	(183,190)	903,652	(145,398)
Other	269,603	(93,955)	265,148	(75,264)
Customer relationships primarily include advertiser relationships while other intangibles primarily include retransmission agreements, network affiliations, developed technology and patents. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives. During the second quarter of 2016, we finalized our acquisition accounting for the acquisition of Aurico. In connection with the purchase accounting, we recorded other intangible assets of $14.1 million, related to technology, customer relationships and trade name, which will be amortized over a weighted average period of 8 years.
The following table summarizes the changes in our net goodwill balance by segment through June 30, 2016 (in thousands):

	Media	Digital	Total

Balance at Dec. 31, 2015:
Goodwill	$2,579,418	$1,402,240	$3,981,658
Accumulated impairment losses	—	(61,932)	(61,932)
Net balance at Dec. 31, 2015	2,579,418	1,340,308	3,919,726
Activity during the period:
Acquisition	—	34,878	34,878
Foreign currency exchange rate changes	—	(3,247)	(3,247)
Total	—	31,631	31,631
Balance at June 30, 2016:
Goodwill	2,579,418	1,433,871	4,013,289
Accumulated impairment losses	—	(61,932)	(61,932)
Net balance at June 30, 2016	$2,579,418	$1,371,939	$3,951,357

NOTE 4 - Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	Dec. 31, 2015

Deferred compensation investments	$77,880	$77,199
Cash value life insurance	66,165	68,332
Equity method investments	26,215	27,824
Available for sale investment	23,815	28,090
Deferred debt issuance cost	11,610	13,620
Other long term assets	53,271	41,925
Total	$258,956	$256,990

Deferred compensation investments: Employee compensation-related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities.

Equity method investments: Investments where we have the ability to exercise significant influence but do not control are accounted for under the equity method of accounting. Significant influence typically exists when we own between 20% and 50% of the voting interests in a corporation, own more than a minimal investment in a limited liability company, or hold substantial management rights in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies, principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments.

During the quarter ended June 30, 2016, we recognized a $1.9 million impairment on an equity method investment, which is reflected in Equity loss in unconsolidated investees, net, in the accompanying unaudited Consolidated Statements of Income. The impairment charge was a result of an other-than-temporary decline in the fair value of the investment that occurred during the second quarter of 2016. No impairments were recorded during the three and six months ended June 28, 2015.

Cost method investments: The carrying value of cost method investments at June 30, 2016, was $23.2 million and was $8.6 million at December 31, 2015, and is included within other long-term assets in the table above. The increase is primarily due to our investment in WhistleSports, Kin Community and an additional investment in RepairPal during the six months ended June 30, 2016.
NOTE 5 - Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $11.1 million as of June 30, 2016, and $12.5 million as of December 31, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.0 million as of June 30, 2016, and $1.7 million as of December 31, 2015.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.7 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 6 - Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2016	Dec. 31, 2015

Unsecured floating rate term loan due quarterly through August 2018	$67,900	$83,700
VIE unsecured floating rate term loans due quarterly through December 2018	1,615	1,938
Unsecured floating rate term loan due quarterly through June 2020	160,000	180,000
Borrowings under revolving credit agreement expiring June 2020	1,030,000	720,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	—	193,429
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	70,000	70,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,294,515	4,214,067
Debt issuance costs	(29,241)	(31,800)
Other (fair market value adjustments and discounts)	(9,315)	(12,605)
Total long-term debt	4,255,959	4,169,662
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$4,255,313	$4,169,016
For the first six months of 2016, our long-term debt increased by $86.3 million, primarily due to additional borrowing of $310.0 million from the revolving credit facility, and from amortization of debt issuance costs and debt discounts of $2.6 million and $3.3 million, respectively. These increases were partially offset by debt payments of $229.6 million during the first half of 2016.
On April 1, 2016, we made a debt repayment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing fixed rate interest of 10%. The payment was made using borrowings from our revolving credit facility. On August 1, 2016, following the closing of the DealerRater acquisition, we had unused borrowing capacity of $265.0 million under our revolving credit facility.

NOTE 7 - Retirement plans
Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The TRP was created in connection with the spin-off of our publishing businesses. The TRP assumed certain assets and liabilities from the Gannett Retirement Plan (GRP), with the remaining pension obligations of the GRP being retained by our former publishing businesses. The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). Our former G.B. Dealey Retirement Pension Plan was merged with the TRP on December 31, 2015. The total net pension obligations, both current and non-current liabilities, as of June 30, 2016, were $183.6 million.
Our pension costs, which include costs for qualified and nonqualified plans, are presented in the following table (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Service cost-benefits earned during the period	$158	$232	$408	$465
Interest cost on benefit obligation	6,837	5,651	13,187	11,303
Expected return on plan assets (a)	(6,632)	(7,498)	(13,382)	(14,995)
Amortization of prior service cost	190	148	340	296
Amortization of actuarial loss	2,194	1,467	3,894	2,935
Expense for company-sponsored retirement plans	$2,747	$—	$4,447	$4

(a) At the beginning of 2016, we updated our expected annual long-term rate of return on our TRP plan assets to 7.0% from 8.0%. This change resulted in incremental pension costs of approximately $1.4 million in the second quarter of 2016 and approximately $2.8 of incremental pension costs for the six months ended June 30, 2016.

We do not plan to make contributions to the TRP in 2016 because none are required under our current assumptions and current funding level. During the six months ended June 30, 2016, and June 28, 2015, we made $3.3 million and $5.6 million of benefit payments, respectively, to participants of the SERP.

NOTE 8 - Supplemental equity information
The following table summarizes equity account activity for the six months ended June 30, 2016 and June 28, 2015 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	184,895	25,426	210,321
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,275)	(2,275)
Other comprehensive income (loss)	(4,786)	(2,808)	(7,594)
Total comprehensive income	180,109	20,343	200,452
Dividends declared	(60,747)	—	(60,747)
Stock-based compensation	9,055	—	9,055
Treasury shares acquired	(150,917)	—	(150,917)
Other activity, including shares withheld for employee taxes	(18,479)	(1,922)	(20,401)
Balance at June 30, 2016	$2,150,992	$283,194	$2,434,186

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	228,762	30,214	258,976
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,285)	(1,285)
Other comprehensive (loss)	18,385	(2,205)	16,180
Total comprehensive income	247,147	26,724	273,871
Dividends declared	(90,840)	—	(90,840)
Stock-based compensation	11,875	—	11,875
Treasury shares acquired	(75,090)	—	(75,090)
Other activity, including shares withheld for employee taxes and tax windfall benefits	19,139	(916)	18,223
Balance at June 28, 2015	$3,367,145	$260,167	$3,627,312

CareerBuilder owns a majority ownership in Textkernel, a software company that provides semantic recruitment technology, and Economic Modeling Specialists Intl., a software firm that specializes in employment data and labor market analytics. The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interests to CareerBuilder. Since redemption of the noncontrolling interests is outside of our control, the minority shareholders’ equity interest are presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at March 31, 2016	$(115,334)	$(19,494)	$3,691	$(131,137)
Other comprehensive loss before reclassifications	—	(3,788)	(2,292)	(6,080)
Amounts reclassified from AOCL	1,480	—	—	1,480
Other comprehensive income (loss)	1,480	(3,788)	(2,292)	(4,600)
Balance at June 30, 2016	$(113,854)	$(23,282)	$1,399	$(135,737)

Balance at March 29, 2015	$(1,147,769)	$364,369	$2,363	$(781,037)
Other comprehensive income (loss) before reclassifications	(18,349)	29,343	—	10,994
Amounts reclassified from AOCL	9,660	—	—	9,660
Other comprehensive income (loss)	(8,689)	29,343	—	20,654
Balance at June 28, 2015	$(1,156,458)	$393,712	$2,363	$(760,383)

Six Months Ended:
Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive loss before reclassifications	—	(3,153)	(4,275)	(7,428)
Amounts reclassified from AOCL	2,642	—	—	2,642
Other comprehensive income (loss)	2,642	(3,153)	(4,275)	(4,786)
Balance at June 30, 2016	$(113,854)	$(23,282)	$1,399	$(135,737)

Balance at Dec. 28, 2014	$(1,172,245)	$391,113	$2,363	$(778,769)
Other comprehensive income (loss) before reclassifications	(3,518)	2,599	—	(919)
Amounts reclassified from AOCL	19,305	—	—	19,305
Other comprehensive income (loss)	15,787	2,599	—	18,386
Balance at June 28, 2015	$(1,156,458)	$393,712	$2,363	$(760,383)

AOCL components are included in computing net periodic post-retirement costs which include pension costs in Note 7 and our other post-retirement benefits (health care and life insurance). Reclassifications from AOCL related to these post-retirement plans include the following (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Amortization of prior service cost (credit)	$80	$(618)	$130	$(1,236)
Amortization of actuarial loss	2,342	15,713	4,192	31,408
Total reclassifications, before tax	2,422	15,095	4,322	30,172
Income tax effect	(942)	(5,435)	(1,680)	(10,867)
Total reclassifications, net of tax	$1,480	$9,660	$2,642	$19,305

NOTE 9 - Earnings per share
Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Income from continuing operations attributable to TEGNA Inc.	$99,451	$38,532	$192,369	$107,944
Income (loss) from discontinued operations, net of tax	—	77,337	(7,474)	120,818
Net income attributable to TEGNA Inc.	$99,451	$115,869	$184,895	$228,762

Weighted average number of common shares outstanding - basic	216,518	226,538	217,902	226,814
Effect of dilutive securities:
Restricted stock	1,684	2,349	1,678	2,308
Performance share units	1,078	2,208	1,186	1,951
Stock options	924	825	963	854
Weighted average number of common shares outstanding - diluted	220,204	231,920	221,729	231,927

Earnings from continuing operations per share - basic	$0.46	$0.17	$0.88	$0.48
Earnings (loss) from discontinued operations per share - basic	—	0.34	(0.03)	0.53
Net income per share - basic	$0.46	$0.51	$0.85	$1.01

Earnings from continuing operations per share - diluted	$0.45	$0.17	$0.87	$0.47
Earnings (loss) from discontinued operations per share - diluted	—	0.33	(0.03)	0.52
Net income per share - diluted	$0.45	$0.50	$0.84	$0.99
Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 29,000 of stock awards for the quarter and six months June 30, 2016, as their inclusion would be anti-dilutive. There were no anti-dilutive equity awards for the quarter and six months ended June 28, 2015.

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
The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015 (in thousands):

	Fair Value Measurements as of June 30, 2016
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$77,880	$—	$—	$77,880
Available for sale investment	23,815	—	—	23,815
Total	$101,695	$—	$—	$101,695

	Fair Value Measurements as of Dec. 31, 2015
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$77,199	$—	$—	$77,199
Available for sale investment	28,090	—	—	28,090
Total	$105,289	$—	$—	$105,289

Deferred compensation investments of $77.9 million as of June 30, 2016, and $77.2 million as of December 31, 2015, consist of securities which are traded on public exchanges and are, therefore, classified as Level 1 assets. The available for sale investment is our 1.5% holding of Gannett’s outstanding shares, which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.41 billion at June 30, 2016, and $4.31 billion at December 31, 2015.

In addition, during each period presented, we recognized non-cash impairment charges primarily related to long-lived assets which are reflected in Asset impairments charges and facility consolidation, in the accompanying Consolidated Statements of Income. The charge recorded during the quarter ended June 28, 2016, of $3.7 million is associated with a long-lived asset that is held for sale and was written-down to its estimated fair value, which was determined using comparable market transactions (Level 2), less the cost to sell. The charges recorded during the quarter and six months periods ended June 28, 2015, primarily relate to consolidation plans which led us to recognize charges associated with writing-off certain assets as well as shut down costs associated with our former Blinq business.

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

The Digital Segment and the digital revenues line exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s operating properties as such amounts are reflected in the Media Segment. Summary operating results for each of our business segments were as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015

Operating Revenues:
Media	$458,947	$417,049	$902,776	$813,466
Digital	352,838	339,623	690,741	674,697
Total	$811,785	$756,672	$1,593,517	$1,488,163

Operating Income (net of depreciation, amortization, asset impairment charges, and facility consolidation):
Media	$179,551	$178,082	$348,850	$354,962
Digital	64,424	54,835	111,643	103,016
Corporate	(17,381)	(19,018)	(31,980)	(37,878)
Unallocated (a)	—	(28,210)	—	(51,939)
Total	$226,594	$185,689	$428,513	$368,161

Depreciation, amortization, asset impairment charges and facility consolidation:
Media	$20,831	$21,825	$40,272	$43,086
Digital	31,480	41,267	61,841	74,976
Corporate	2,296	3,184	3,017	5,905
Total	$54,607	$66,276	$105,130	$123,967

Identifiable assets by segment:	June 30, 2016	Dec. 31, 2015

Media	$4,775,771	$4,799,375
Digital	3,539,579	3,529,124
Corporate	145,265	170,194
Total (b)	$8,460,615	$8,498,693

(a) Unallocated expenses in 2015 represent certain expenses that historically were allocated to the former Publishing Segment but that could not be allocated to discontinued operations as they were not clearly and specifically identifiable to the spun-off businesses.
(b) For December 31, 2015, the total of business segment identifiable assets excludes assets recorded in discontinued operations on the consolidated balance sheet of $7.3 million.

NOTE 12 - Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Media Voluntary Retirement Program

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible employees had until April 7, 2016 to retire under the plan. As of March 31, 2016, we had accrued a VRP separation obligation of $9.5 million. Based on acceptances received in April 2016, we recorded an additional buyout expense of approximately $6.9 million during the quarter ended June 30, 2016. Upon separation, employees accepting the VRP will receive salary continuation payments primarily based on years of service, the majority of which will occur evenly over the next 12 month period. As of June 30, 2016, we had approximately $13.1 million of buyout obligation remaining.

NOTE 13 - Discontinued operations

On June 29, 2015, we completed the spin-off of our publishing businesses, creating a new independent publicly traded company, Gannett Co., Inc., through the distribution of 98.5% of our interest in Gannett to holders of our common shares. On June 29, 2015, each of our shareholders of record as of the close of business on the record date of June 22, 2015, received one share of Gannett common stock for every two shares of TEGNA common stock held. Following the distribution, we own 1.5% of Gannett outstanding common shares. We will continue to own Gannett shares for a period of time not to exceed 5 years after the distribution. In conjunction with the spin-off of the publishing businesses, we entered into a separation and distribution agreement with Gannett and also entered into various other agreements to effect the separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement.

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

Financial Statement Presentation

The former publishing businesses and businesses within the Other Segment are presented as discontinued operations in our Condensed Consolidated Balance Sheet and the Consolidated Statements of Income. In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified but supplemental cash flow information is presented below. The financial results of discontinued operations through June 30, 2016 are presented as a loss from discontinued operations, net of income taxes, on our Consolidated Statements of Income. For earnings per share information on discontinued operations see Note 9. Discontinued operations for 2016 are attributable to operations of our Sightline business through the date of sale on March 18, 2016, while results for 2015 are comprised of the operating results of both the Publishing Segment and Other Segment. The table below presents the financial results of discontinued operations (in thousands):

	Quarter Ended
	June 28, 2015
	Publishing	Other	Total

Operating revenues	$705,255	$59,465	$764,720
Income (loss) from discontinued operations, before income taxes	107,862	2,079	109,941
Provision for income taxes	(31,607)	(997)	(32,604)
Income (loss) from discontinued operations, net of tax	76,255	1,082	77,337

	Six Months Ended
	June 30, 2016	June 28, 2015
	Other	Publishing	Other	Total

Operating revenues	$3,379	$1,400,006	$105,988	$1,505,994
Income (loss) from discontinued operations, before income taxes	(6,299)	172,720	(9,789)	162,931
Provision for income taxes	(1,175)	(44,876)	2,763	(42,113)
Income (loss) from discontinued operations, net of tax	(7,474)	127,844	(7,026)	120,818

The depreciation, amortization, capital expenditures and significant cash investing items of discontinued operations were as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 28, 2015
	Other	Publishing	Other	Total

Depreciation	$112	$49,542	$404	$49,946
Amortization	—	7,008	—	7,008
Capital expenditures	—	(20,252)	(273)	(20,525)
Payments for acquisitions, net of cash acquired	—	(28,668)	—	(28,668)
Payments for investments	—	(2,000)	—	(2,000)
Proceeds from investments	—	12,402	—	12,402
The financial results reflected above may not represent our Publishing and Other Segments stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to those businesses and exclude certain corporate overhead costs that were previously allocated for each period. In addition to the cash flows presented above, in June 2015, prior to the spin of our former Publishing business, we made a voluntary pension contribution of $100 million to the GRP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

Our company is comprised of a dynamic portfolio of media and digital businesses that provide content that matters and brands that deliver. We deliver highly relevant, useful and smart content, when and how people need it, to make the best decisions possible. Our forward-thinking portfolio consists of one of the largest, most geographically diverse broadcasters in the U.S. and two leading digital companies, Cars.com and CareerBuilder. Combined, TEGNA’s brands have tremendous reach. Each month, we connect with more than 90 million people across our broadcast and digital media platforms.

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

•
TEGNA Digital (Digital Segment) - is comprised of four business units including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). Cars.com operates a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. Cars.com has approximately 35 million monthly visits to its web properties, including approximately 20 million visits per month across mobile devices. Cars.com generates revenues through online subscription advertising products targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. In 2015, Cars.com expanded into the area of vehicle service, introducing a solution that provides information about reputable certified repair shops and allows consumers to get estimates on potential vehicle repairs. We own a controlling 53% interest in CareerBuilder, a global leader in human capital solutions specializing in HR Software-as-a-service (SaaS) to help companies with every step of the recruitment process. CareerBuilder has made significant investments over the past few years to accelerate its transformation into a global leader in the HR SaaS business. CareerBuilder earns revenue through placement of job postings on its network of websites, subscriptions to its human capital SaaS products, background screening services and various other recruitment solutions (including employment branding services and access to online resume databases). Our Digital Segment also includes G/O Digital, a one-stop shop for digital marketing services for local businesses, and Cofactor, a digital marketing company that is uniquely positioned to bridge the divide between the online and offline worlds and enable brands to intelligently deliver content everywhere, driving sales locally.

In addition to the above reportable segments, our corporate category includes activities that are not directly attributable or allocable to a specific reportable segment. This category primarily consists of broad corporate management functions including legal, human resources, finance and information technology. The largest components of our consolidated operating expenses are payroll and benefits. Other significant operating expenses include the costs of locally produced content, programming fees and purchased syndicated programming in the Media Segment, and sales and marketing costs within the Digital Segment.

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

	Quarters Ended			Six Months Ended
	June 30, 2016	June 28, 2015	Change	June 30, 2016	June 28, 2015	Change

Operating revenues:
Media	$458,947	$417,049	10%	$902,776	$813,466	11%
Digital	352,838	339,623	4%	690,741	674,697	2%
Total operating revenues	$811,785	$756,672	7%	$1,593,517	$1,488,163	7%

Operating expenses
Operating expenses exclusive of depreciation	$530,584	$504,707	5%	$1,059,874	$996,035	6%
Depreciation, amortization, asset impairment charges and facility consolidation	54,607	66,276	(18%)	105,130	123,967	(15%)
Total operating expenses	$585,191	$570,983	2%	$1,165,004	$1,120,002	4%

Total operating income	$226,594	$185,689	22%	$428,513	$368,161	16%

Non-operating expense	64,603	97,809	(34%)	121,004	145,264	(17%)
Provision for income taxes	47,606	33,724	41%	89,714	84,739	6%
Net income attributable to noncontrolling interests	(14,934)	(15,624)	(4%)	(25,426)	(30,214)	(16%)
Net income from continuing operations attributable to TEGNA Inc.	$99,451	$38,532	***	$192,369	$107,944	78%

Earnings from continuing operations per share - basic	$0.46	$0.17	***	$0.88	$0.48	83%
Earnings from continuing operations per share - diluted	$0.45	$0.17	***	$0.87	$0.47	85%

Operating Revenues and Expenses

Operating revenues increased 7% in both the second quarter and the first six months of 2016 to $811.8 million and $1.59 billion, respectively, driven by strong Media revenue growth. Media Segment revenues increased 10% for the second quarter and 11% for the first six months of 2016, driven by significant increases in retransmission and political advertising revenue. Digital Segment revenues increased 4% in the second quarter and 2% in the first six months of 2016, primarily driven by continued revenue growth at Cars.com, despite the impact of the sale of our PointRoll business at the end of last year. Excluding the impact of PointRoll’s prior year revenue, Digital Segment revenues were up 7% in the second quarter of 2016 and were up 5% in the first six months of 2016.

Operating expenses increased 2% for the quarter and 4% for the first six months, due primarily to higher Media Segment programming fees and investments in growth initiatives within both the Media and Digital Segments, as well as charges related to a voluntary early retirement program incurred by our Media Segment in both the second quarter and the first six months of 2016. These increases were partially offset by a reduction in corporate expenses reflecting continued efficiency efforts as well as the absence of publishing-related unallocated costs. Publishing-related unallocated expenses in 2015 represent certain expenses that historically were allocated to the former Publishing Segment but that could not be allocated to discontinued operations as they were not clearly and specifically identifiable to the spun-off businesses. Excluding the impacts of workforce restructuring, asset impairment and facility consolidations charges from both years, operating expenses increased by 3% in both the second quarter and the first six months of 2016.

Our operating income increased 22% in the second quarter and 16% in the first six months of 2016 primarily driven by increases in revenue discussed above and by a significant reduction in corporate expenses and the absence of publishing-related unallocated costs. As a result, our consolidated operating margins were 28% in the second quarter of 2016 and 27% in the first six months of 2016, compared to 25% during the second quarter and first six months of 2015.

Non-Operating Expense

Non-operating expense decreased by $33.2 million to $64.6 million in the second quarter of 2016 and decreased by $24.3 million to $121.0 million in the first six months of 2016, primarily due to the absence of costs related to the execution of the spin-off of our former publishing businesses and lower interest expense, partially offset by the absence of a gain related to the sale of Gannett Healthcare Group in the first quarter of last year. Interest expense was $56.1 million in the second quarter of 2016 and $117.9 million in the first six months of 2016, compared to $69.3 million in the second quarter of 2015 and $139.9 million in the first six months of 2015. These changes reflect lower average debt outstanding as well as lower average interest rates reflecting the fact that we extinguished higher cost debt in 2015 and 2016, including the 10% senior notes that we repaid in April this year. The total average outstanding debt was $4.28 billion for the second quarter of 2016, and $4.26 billion in the first six months of 2016, compared to $4.40 billion in the second quarter of 2015 and $4.43 billion in the first six months of 2015. The weighted average interest rate on total outstanding debt was 5.17% for the second quarter of 2016 and 5.41% for the first six months of 2016, compared to 6.00% in the second quarter of 2015 and 6.02% for the first six months of 2015.

Income Tax Expense

Income tax expense increased from $33.7 million in the second quarter of 2015 and $84.7 million in the first six months of 2015 to $47.6 million in the second quarter of 2016 and $89.7 million in the first six months of 2016, an increase of 41% and 6%, respectively. Income tax expense increased in the second quarter and the first six months of 2016 primarily due to increases in income before tax in both periods, partially offset by lower effective income tax rate in both the second quarter and the first six months of 2016. Our reported effective income tax rate (after deducting net income attributable to noncontrolling interests) was 32.4% for the second quarter of 2016, compared to 46.7% for continuing operations for the second quarter of 2015. The tax rate for the second quarter in 2015 was higher than the comparable rate in 2016 primarily due to tax charges incurred in 2015 for an internal legal entity restructuring that was a precursor to the spin-off of our publishing business. The reported effective income tax rate was 31.8% for the first six months of 2016 compared to 44.0% for continuing operations for the same period last year. The rate for the first six months of 2015 was higher than the rate for the first six months of 2016 primarily due to the internal legal entity restructuring tax charge and nondeductible spin-related transaction costs incurred in 2015 as well as the favorable impact of adopting the new accounting guidance for employee shared-based payments in 2016 (refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements for more information).

Net income from continuing operations attributable to TEGNA Inc.

Net income from continuing operations attributable to TEGNA Inc. consists of net income reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. We reported net income from continuing operations attributable to TEGNA Inc. of $99.5 million or $0.45 per diluted share for the second quarter of 2016 compared to $38.5 million or $0.17 per diluted share for the second quarter of 2015. For the first six months of 2016, we reported net income from continuing operations attributable to TEGNA Inc. of $192.4 million or $0.87 per diluted share, compared to $107.9 million or $0.47 per diluted share for the first six months of 2015. Both income from continuing operations and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from the net decrease of common shares outstanding from June 28, 2015, as discussed below. Net income attributable to noncontrolling interests was $14.9 million in the second quarter of 2016 and $25.4 million in the first six months of 2016, compared to $15.6 million in the second quarter of 2015 and $30.2 million in the first six months of 2015.

The weighted average number of diluted shares outstanding for the second quarter of 2016 decreased by 11.7 million shares to 220.2 million from 231.9 million in 2015. The weighted average number of diluted shares outstanding declined 10.2 million shares to 221.7 million shares for the first six months of 2016 compared to the same period in 2015. These declines reflect shares repurchased in 2015 and the first half of 2016, partially offset by share issuances to settle equity-based awards. See Part II, Item 2 for information on share repurchases.
Segment Results
We organize our business into two business segments: Media and Digital based on management and internal reporting structure, the nature of products and services offered by the segments and the financial information that is evaluated regularly by our chief operating decision maker. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. The following is a discussion of the operating results of our Media and Digital Segments. Percentage comparisons below relate to the same period (e.g. second quarter or first six months) in 2015 unless otherwise noted.

Media Segment Results
A summary of our Media Segment results is presented below (in thousands):

	Quarters Ended			Six Months Ended
	June 30, 2016	June 28, 2015	Change	June 30, 2016	June 28, 2015	Change

Operating revenues	$458,947	$417,049	10%	$902,776	$813,466	11%
Operating expenses:
Operating expenses, exclusive of depreciation (a)	258,565	217,142	19%	513,654	415,418	24%
Depreciation	13,520	13,244	2%	27,268	26,540	3%
Amortization of intangible assets	5,447	5,876	(7%)	11,140	11,474	(3%)
Asset impairment charges and facility consolidation	1,864	2,705	(31%)	1,864	5,072	(63%)
Total operating expenses (a)	279,396	238,967	17%	553,926	458,504	21%
Operating income	$179,551	$178,082	1%	$348,850	$354,962	(2%)

(a) Second quarter and first six months of 2016 include charges primarily related to a voluntary early retirement program of approximately $6.9 million and $17.2 million, respectively. First half of 2015 includes a $12.7 million gain on the sale of a building.

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories (in thousands).

	Quarters Ended			Six Months Ended
	June 30, 2016	June 28, 2015	Change	June 30, 2016	June 28, 2015	Change

Core (Local & National)	$267,092	$268,779	(1%)	$516,113	$521,888	(1%)
Political	10,246	2,746	***	25,990	4,800	***
Retransmission (a)	145,804	109,440	33%	292,616	219,627	33%
Digital	32,074	28,673	12%	59,792	52,482	14%
Other	3,731	7,411	(50%)	8,265	14,669	(44%)
Total	$458,947	$417,049	10%	$902,776	$813,466	11%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Media Segment revenues increased 10% in the second quarter and 11% in the first six months of 2016, driven primarily by significant increases in retransmission and political advertising revenue as well as continued growth in digital revenue. Core advertising revenues, which consist of Local and National non-political advertising, decreased 1% in both the second quarter and first six months of 2016. Political advertising revenue increased by $7.5 million in the second quarter of 2016 and by $21.2 million in the first six months of 2016 due to the ramp up of Presidential election year political spending. Retransmission revenues were up 33% for both the second quarter and the first six months of 2016. Retransmission agreements renewed in the second half of 2015 as well as annual rate increases for existing agreements drove the increases. Digital revenues within our Media Segment increased 12% in the second quarter and 14% in the first six months, reflecting continued growth of digital marketing services products.
Media Segment operating expenses for the second quarter of 2016 increased 17% and 21% in the first six months, primarily due to higher programming fees, investments in growth initiatives, charges incurred related to the voluntary early retirement program that was offered to certain Media employees during the first half of 2016, and the absence of a $12.7 million building sale gain in the first quarter of 2015. Excluding the impacts of the voluntary early retirement program charges and asset impairment charges this year and the building sale gain last year, Media Segment operating expenses increased 15% for both the second quarter and the first six months of 2016.

Digital Segment Results
The Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). On November 12, 2015, we sold PointRoll which was part of Cofactor. Many of our other digital offerings are highly integrated within our Media Segment offerings; and therefore, the results of these integrated digital offerings are reported within the operating results of our Media Segment.
A summary of our Digital Segment results is presented below (in thousands):

	Quarters Ended			Six Months Ended
	June 30, 2016	June 28, 2015	Change	June 30, 2016	June 28, 2015	Change

Operating revenues	$352,838	$339,623	4%	$690,741	$674,697	2%
Operating expenses:
Operating expenses, exclusive of depreciation	256,934	243,521	6%	517,257	496,705	4%
Depreciation	8,675	8,527	2%	16,439	16,789	(2%)
Amortization of intangible assets	22,805	23,090	(1%)	45,402	46,180	(2%)
Asset impairment charges and facility consolidation	—	9,650	***	—	12,007	***
Total operating expenses	288,414	284,788	1%	579,098	571,681	1%
Operating income	$64,424	$54,835	17%	$111,643	$103,016	8%
Digital Segment operating revenues increased 4% in the second quarter and 2% in the first six months of 2016 primarily driven by continued revenue growth at Cars.com and a return to revenue growth at CareerBuilder in the second quarter. Revenues for Cars.com increased 6% in both the second quarter and first six months of 2016, driven by increased dealer market penetration, new product sales, and an increase in display advertising purchased by auto manufacturers. Cars.com revenue sold directly by the company increased 8% in the second quarter and 9% in the first six months of 2016. CareerBuilder revenues increased 3% for the second quarter of 2016, driven by recent acquisitions, higher resume database revenues as well as continued growth in SaaS revenues, partly offset by lower job site revenue. CareerBuilder revenues in the first six months of 2016 were consistent with the same period in the prior year.
Digital Segment operating expenses increased 1% in both the second quarter and the first six months of 2016, primarily reflecting accelerating investments in sales force, customer care and growth initiatives across our Digital Segment businesses and the acquisition of Aurico at CareerBuilder, partially offset by the impact of the disposition of PointRoll. Asset impairment and facility consolidation charges recorded during the quarter and six months periods ended June 28, 2015, primarily relate to consolidation plans which led us to recognize charges associated with writing-off certain assets as well as shut down costs associated with our former Blinq business. As a result of these factors, Digital Segment operating income increased 17% for the quarter and 8% for the first six months of 2016.
Corporate Expense
Corporate expenses for the second quarter of 2016 decreased 9% to $17.4 million and decreased 16% to $32.0 million in the first six months of 2016 mainly driven by continued efficiency efforts, partially offset by a $1.9 million non-cash asset impairment charge. Excluding this charge, corporate expenses were down 18% in the second quarter of 2016 and 20% for the first six months of 2016.
Results from Operations - Non-GAAP Information

Presentation of Non-GAAP information

We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, nor should they be considered superior to the related GAAP measures, and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, our Executive Compensation Committee of the Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from its reported GAAP results the impact of “special items” consisting of workforce restructuring charges, impairment charges on operating assets and equity investments, facility consolidation charges, gains related to a building sale and a business disposal and expenses related to business acquisitions and the company’s spin-off transaction in 2015 recognized in operating and non-operating categories and a credit to our income tax provision. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of the underlying ongoing operating performance of the businesses.

We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income from continuing operations attributable to TEGNA before (1) net income attributable to noncontrolling interests, (2) interest expense, (3) income taxes, (4) equity income (losses) in unconsolidated investees, net, (5) other non-operating items such as investment income and currency gains and losses, (6) workforce restructuring, (7) facility consolidation charges, (8) impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income from continuing operations attributable to TEGNA. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss free cash flow, a non-GAAP liquidity measure. Free cash flow is defined as “net cash flow from operating activities” as reported on the statement of cash flows reduced by “purchase of property and equipment”. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the company’s capital program, repay indebtedness, add to our cash balance, or use in other discretionary activities. We use free cash flow to monitor cash available for repayment of indebtedness and in its discussions with the investment community. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of special charges and credits affecting reported results

Our results for the first six months ended June 30, 2016, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Charges associated with workforce restructuring primarily related to a voluntary retirement program at our Media Segment (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with an operating asset and an equity method investment; and

•	Non-operating acquisition related costs.
Results for the first six months ended June 28, 2015, included the following special items:

•	Costs associated with workforce restructuring;

•
Asset impairment charges and facility consolidation charges primarily related to reducing the carrying value of certain assets to fair value as well as shut down costs associated with our former BLiNQ business;

•	Building sale gain associated with optimizing our real estate portfolio;

•	Non-operating costs of $45.3 million related to the execution of our spin-off of our former publishing businesses;

•	Other non-operating gain of $43.9 million related to the sale of Gannett Healthcare Group; and

•	Special tax charge primarily related to the restructuring of our legal entities in advance of the spin-off of our publishing businesses.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter Ended June 30, 2016	GAAP measure	Workforce restructuring	Operating asset impairment	Equity investment impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$585,191	$(6,850)	$(3,728)	$—	$—	$574,613
Operating income	226,594	6,850	3,728	—	—	237,172
Equity loss in unconsolidated investees, net	(5,914)	—	—	1,869	—	(4,045)
Other non-operating expense	(2,548)	—	—	—	3,185	637
Total non-operating expense	(64,603)	—	—	1,869	3,185	(59,549)
Income before income taxes	161,991	6,850	3,728	1,869	3,185	177,623
Provision for income taxes	47,606	2,664	1,450	727	1,077	53,524
Net income from continuing operations attributable to TEGNA	99,451	4,186	2,278	1,142	2,108	109,165
Earnings from continuing operations per share - diluted	$0.45	$0.02	$0.01	$0.01	$0.01	$0.50

		Special Items
Quarter Ended June 28, 2015	GAAP measure	Workforce restructuring	Operating asset impairments	Non-operating items	Special tax credit	Non-GAAP measure

Operating expenses	$570,983	$(1,323)	$(12,355)	$—	$—	$557,305
Operating income	185,689	1,323	12,355	—	—	199,367
Other non-operating items	(26,695)	—	—	27,133	—	438
Total non-operating expense	(97,809)	—	—	27,133	—	(70,676)
Income before income taxes	87,880	1,323	12,355	27,133	—	128,691
Provision for income taxes	33,724	492	4,595	10,581	(6,702)	42,690
Net income from continuing operations attributable to TEGNA Inc.	38,532	831	7,760	16,552	6,702	70,377
Earnings from continuing operations per share - diluted	$0.17	$—	$0.03	$0.07	$0.03	$0.30

		Special Items
Six Months Ended June 30, 2016	GAAP measure	Workforce restructuring	Operating asset impairment	Equity investment impairment	Non-operating items	Non-GAAP measure

Operating expenses	$1,165,004	$(17,248)	$(3,728)	$—	$—	$1,144,028
Operating income	428,513	17,248	3,728	—	—	449,489
Equity loss in unconsolidated investees, net	(2,981)	—	—	1,869	—	(1,112)
Other non-operating items	(169)	—	—	—	3,838	3,669
Total non-operating expense	(121,004)	—	—	1,869	3,838	(115,297)
Income before income taxes	307,509	17,248	3,728	1,869	3,838	334,192
Provision for income taxes	89,714	6,672	1,450	727	1,077	99,640
Net income from continuing operations attributable to TEGNA	192,369	10,576	2,278	1,142	2,761	209,126
Earnings from continuing operations per share - diluted (a)	$0.87	$0.05	$0.01	$0.01	$0.01	$0.94
(a) - Per share amounts do not sum due to rounding

		Special Items
Six Months Ended June 28, 2015	GAAP measure	Workforce restructuring	Operating asset impairments and facility consolidation	Building sale gain	Non-operating items	Special tax credit	Non-GAAP measure

Operating expenses	$1,120,002	$(2,520)	$(17,079)	$12,709	$—	$—	$1,113,112
Operating income	368,161	2,520	17,079	(12,709)	—	—	375,051
Other non-operating items	(2,231)	—	—	—	1,453	—	(778)
Total non-operating expense	(145,264)	—	—	—	1,453	—	(143,811)
Income before income taxes	222,897	2,520	17,079	(12,709)	1,453	—	231,240
Provision for income taxes	84,739	937	6,352	(4,726)	(5,737)	(6,312)	75,253
Net income from continuing operations attributable to TEGNA	107,944	1,583	10,727	(7,983)	7,190	6,312	125,773
Earnings from continuing operations per share - diluted (a)	$0.47	$0.01	$0.05	$(0.03)	$0.03	$0.03	$0.54
(a) - Per share amounts do not sum due to rounding

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarters Ended			Year-to-Date Ended
	June 30, 2016	June 28, 2015	Change	June 30, 2016	June 28, 2015	Change

Net income from continuing operations attributable to TEGNA Inc. (GAAP basis)	$99,451	$38,532	***	$192,369	$107,944	78%
Net income attributable to noncontrolling interests	14,934	15,624	(4%)	25,426	30,214	(16%)
Provision for income taxes	47,606	33,724	41%	89,714	84,739	6%
Interest expense	56,141	69,252	(19%)	117,854	139,922	(16%)
Equity loss in unconsolidated investees, net	5,914	1,862	***	2,981	3,111	(4%)
Other non-operating expense	2,548	26,695	(90%)	169	2,231	(92%)
Operating income (GAAP basis)	226,594	185,689	22%	428,513	368,161	16%
Workforce restructuring	6,850	1,323	***	17,248	2,520	***
Asset impairment charges and facility consolidations	3,728	12,355	(70%)	3,728	17,079	(78%)
Building sale gain	—	—	—%	—	(12,709)	***
Adjusted operating income (non-GAAP basis)	237,172	199,367	19%	449,489	375,051	20%
Depreciation	22,627	24,955	(9%)	44,860	49,234	(9%)
Amortization of intangible assets	28,252	28,966	(2%)	56,542	57,654	(2%)
Adjusted EBITDA (non-GAAP basis)	$288,051	$253,288	14%	$550,891	$481,939	14%
Our Adjusted EBITDA increased 14% in both the second quarter and the first six months of 2016. The increases in both periods were driven by the absence this year of publishing-related unallocated costs, strong results in the Media Segment, and the significant decline in corporate expenses as a result of continuing efficiency efforts.

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2016 results:

•
Media Segment Revenues - Media Segment revenue comparisons will be favorably impacted by year-over-year comparisons due to the anticipated political and Olympic revenues in fiscal year 2016. Based on current trends, we anticipate increases in retransmission revenue, political, Olympic and digital advertising revenue to result in Media Segment revenue growth of 20% to 25% for the third quarter of 2016, compared to the third quarter of 2015. However, revenue growth will be dependent on the timing of political campaign cycle spending at both the Presidential and Congressional levels.

•
CareerBuilder Investment - CareerBuilder has continued its transformation from lower margin sourcing and screening transactional business to focus on broader Software-as-a-Service offerings which are expected to provide for higher margins and longer-term relationships with clients as valued partners. This transition has impacted and is expected to continue to impact CareerBuilder growth rates over the balance of the year. We expect CareerBuilder’s revenue comparison for the third quarter of 2016 over the same quarter last year to meet or exceed the increase achieved in the second quarter 2016 year-over-year comparison.

•
Income Tax Provision - As disclosed in Note 1 to the unaudited condensed consolidated financial statements, in the first quarter of 2016 we adopted new guidance issued by the FASB that changes certain aspects of the accounting for employee share-based payments. This accounting change will result in additional volatility in our effective tax rate because the amount of the expense or benefit is dependent on future changes in our stock price which cannot be predicted. The tax rates in the first and fourth quarters of our fiscal year will be most impacted by this as a majority of our stock awards vest in those quarters. Our tax rate may also be impacted by the timing and number of stock option exercises which also cannot be predicted.

•
Change in Financial Reporting Cycle - Beginning in the fourth quarter fiscal year 2015, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015.

Historically, our fiscal year and quarterly reporting was a 52-53 week cycle that ended on the last Sunday of the calendar quarter. As a result of the change in our reporting calendar, our 2016 third and fourth quarters will have a different number of days compared to the prior year quarter. Our third quarter of 2016 will have 92 days, compared to 91 days for the third quarter of 2015. Conversely, our fourth quarter of 2016 will have 92 days, compared to 95 days for the fourth quarter of 2015.

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

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the first half of 2016, we spent $150.9 million to repurchase 6.5 million of our shares at an average share price of $23.27, and as of June 30, 2016, we had $478.1 million remaining under this authorization.

At the end of the second quarter of 2016, our total long-term debt was $4.26 billion. Cash and cash equivalents at the end of the second quarter totaled $102.2 million. On April 1, 2016, we made a debt repayment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing a fixed interest rate of 10%. The payment was made using borrowings from our revolving credit facility. On August 1, 2016, following the closing of the DealerRater acquisition, we had unused borrowing capacity of $265.0 million under that facility.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see the Part II Other Information, Item 1A Risk Factor discussion below.

Cash Flows

Our net cash flow from operating activities was $229.2 million for the six months ended June 30, 2016, compared to $325.4 million for the six months ended June 28, 2015. The decrease in net cash flow from operating activities was due to a $67.4 million increase in income tax payments driven by higher taxable income, the absence of our publishing businesses which generated approximately $26.7 million of operating cash flow in the first half of 2015 and a decrease in cash flows related to timing changes in our working capital. Working capital changes were primarily due to increases in our accounts receivable (due to timing of cash receipts at Cars.com and Media Segment) and decreases in our current payables (including payments associated with our affiliate agreements), which fluctuate from quarter to quarter.

Cash outflows used for investing activities totaled $105.0 million for the six months ended June 30, 2016, compared to cash inflows of $0.4 million for the six months ended June 28, 2015. The decrease in cash flow from investing activities was primarily due to $110.5 million of proceeds received during first six months of 2015 from the sale of certain businesses and assets, including the disposition of Gannett Healthcare Group and the sale of a television building in Seattle, WA.

Cash flows used for financing activities totaled $151.3 million for the six months ended June 30, 2016, compared to $225.3 million for the six months ended June 28, 2015. During the six months ended June 30, 2016, we had borrowings under the revolving credit facility of $310.0 million which was partially offset by debt repayments of $229.6 million. This compares to borrowings under the revolving credit facility of $45.0 million which was more than offset by debt repayments of $86.5 million during six months ended June 28, 2015.

We paid $150.9 million and $75.1 million to repurchase 6.5 million and 2.1 million shares of our common stock during the six months ended June 30, 2016 and June 28, 2015, respectively. During the six months ended June 30, 2016, we paid dividends totaling $61.5 million, which included our first and second quarter payments ($0.14 per share each quarter). During the six months ended June 28, 2015, we paid dividends totaling $90.8 million, which included our first and second quarter payments ($0.20 per share each quarter).

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $189.2 million for the first half of 2016 compared to $270.3 million for the first half of 2015. Our free cash flow in the first half of 2016 is lower than the first half in 2015 driven by the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “net cash flow from operating activities,” is cash flow from operating activities reduced by “purchase of property and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities. Free cash flow for the first six months of 2015 includes cash flows generated by our former publishing businesses which were spun off on June 29, 2015.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Six Months Ended
	June 30, 2016	June 28, 2015

Net cash flow from operating activities	$229,244	$325,357
Purchase of property and equipment	(40,050)	(55,021)
Free cash flow	$189,194	$270,336
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described under Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K.

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

As of June 30, 2016, we had $1.26 billion in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $6.3 million. The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.41 billion as of June 30, 2016, and $4.31 billion as of December 31, 2015.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2016, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2016 - April 30, 2016	550,000	$23.03	550,000	$540,981,316
May 1, 2016 - May 31, 2016	1,435,500	$22.79	1,435,500	$508,261,888
June 1, 2016 - June 30, 2016	1,342,981	$22.43	1,342,981	$478,143,186
Total Second Quarter of 2016	3,328,481	$22.68	3,328,481	$478,143,186
In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the second quarter of 2016, we spent $75.5 million to repurchase 3.3 million of our shares at an average price of $22.68 and as of June 30, 2016, we had $478.1 million remaining under this authorization. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2016	TEGNA INC.

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

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the fiscal quarters ended June 30, 2016 and June 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended June 30, 2016 and June 28, 2015, (iv) Condensed Consolidated Cash Flow Statements for the six months ended June 30, 2016 and June 28, 2015, and (v) the notes to condensed consolidated financial statements.

Attached.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.