Form 10-Q
period 2016-09-30
TEGNA INC
filed 2016-11-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Registrant’s telephone number, including area code: (703) 873-6600.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of September 30, 2016 was 214,416,511.

INDEX TO TEGNA INC.
September 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands

	Sept. 30, 2016	Dec. 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$107,329	$129,200
Trade receivables, net of allowances of $8,382 and $9,092, respectively	597,516	556,351
Other receivables	13,789	18,738
Prepaid expenses and other current assets	127,618	94,262
Current discontinued operation assets	—	6,608
Total current assets	846,252	805,159
Property and equipment
Cost	1,020,139	984,185
Less accumulated depreciation	(570,459)	(525,866)
Net property and equipment	449,680	458,319
Intangible and other assets
Goodwill	4,070,524	3,919,726
Indefinite-lived and amortizable intangible assets, less accumulated amortization	3,052,597	3,065,107
Investments and other assets	255,624	256,990
Noncurrent discontinued operation assets	—	657
Total intangible and other assets	7,378,745	7,242,480
Total assets	$8,674,677	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share amounts

	Sept. 30, 2016	Dec. 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and current portion of film contracts payable	$124,973	$124,654
Accrued liabilities	323,950	296,815
Dividends payable	30,161	31,033
Income taxes	7,816	15,742
Deferred revenue	121,068	132,650
Current portion of long-term debt	646	646
Current discontinued operation liabilities	—	5,243
Total current liabilities	608,614	606,783
Noncurrent liabilities
Income taxes	20,320	18,191
Deferred income taxes	948,188	883,141
Long-term debt	4,237,894	4,169,016
Pension liabilities	174,734	178,844
Other noncurrent liabilities	143,111	168,573
Total noncurrent liabilities	5,524,247	5,417,765
Total liabilities	6,132,861	6,024,548

Redeemable noncontrolling interests	45,658	24,666

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	475,436	539,505
Retained earnings	7,284,977	7,111,129
Accumulated other comprehensive loss	(139,447)	(130,951)
Less treasury stock at cost, 110,002,121 shares and 104,664,452 shares, respectively	(5,743,890)	(5,652,131)
Total TEGNA Inc. shareholders’ equity	2,201,495	2,191,971
Noncontrolling interests	294,663	264,773
Total equity	2,496,158	2,456,744
Total liabilities, redeemable noncontrolling interests and equity	$8,674,677	$8,505,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands, except per share amounts

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Operating revenues:
Media	$501,686	$406,445	$1,404,462	$1,219,911
Digital	358,579	351,073	1,049,320	1,025,770
Total	860,265	757,518	2,453,782	2,245,681

Operating expenses:
Cost of revenues and operating expenses, exclusive of depreciation	261,065	224,294	764,793	690,781
Selling, general and administrative expenses, exclusive of depreciation	268,415	265,102	824,561	794,650
Depreciation	22,634	21,518	67,494	70,752
Amortization of intangible assets	29,161	28,502	85,703	86,156
Asset impairment charges and facility consolidation	15,218	—	18,946	17,079
Total	596,493	539,416	1,761,497	1,659,418
Operating income	263,772	218,102	692,285	586,263

Non-operating expenses:
Equity loss in unconsolidated investments, net	(3,549)	(1,012)	(6,530)	(4,123)
Interest expense	(57,607)	(66,949)	(175,461)	(206,871)
Other non-operating expenses, net	(11,051)	(3,115)	(11,220)	(5,346)
Total	(72,207)	(71,076)	(193,211)	(216,340)

Income before income taxes	191,565	147,026	499,074	369,923
Provision for income taxes	58,130	35,967	147,844	120,706
Income from continuing operations	133,435	111,059	351,230	249,217
Income (loss) from discontinued operations, net of tax	—	(5,317)	(7,474)	115,501
Net income	133,435	105,742	343,756	364,718
Net income attributable to noncontrolling interests	(14,752)	(17,487)	(40,178)	(47,701)
Net income attributable to TEGNA Inc.	$118,683	$88,255	$303,578	$317,017

Earnings from continuing operations per share - basic	$0.55	$0.42	$1.43	$0.89
Earnings (loss) from discontinued operations per share - basic	—	(0.03)	(0.03)	0.51
Net income per share – basic	$0.55	$0.39	$1.40	$1.40

Earnings from continuing operations per share - diluted	$0.54	$0.41	$1.41	$0.87
Earnings (loss) from discontinued operations per share - diluted	—	(0.03)	(0.03)	0.50
Net income per share – diluted	$0.54	$0.38	$1.38	$1.37

Weighted average number of common shares outstanding:
Basic shares	214,813	224,530	216,865	226,053
Diluted shares	218,099	230,078	220,511	231,310

Dividends declared per share	$0.14	$0.14	$0.42	$0.54
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Net income	$133,435	$105,742	$343,756	$364,718
Redeemable noncontrolling interests (income not available to shareholders)	(1,353)	(310)	(3,628)	(1,595)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,973)	(5,033)	(7,934)	(4,639)
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	1,763	3,818	6,085	33,990
Actuarial loss arising during period	—	(14,631)	—	(14,631)
Remeasurement of post-retirement benefits liability	—	79,184	—	79,184
Other	—	—	—	(4,398)
Pension and other post-retirement benefit items	1,763	68,371	6,085	94,145
Unrealized loss on available for sale investments during the period	(3,743)	(518)	(8,017)	(518)
Other comprehensive income (loss), before tax	(3,953)	62,820	(9,866)	88,988
Income tax effect related to components of other comprehensive income (loss)	(688)	(27,079)	(2,368)	(37,067)
Other comprehensive income (loss), net of tax	(4,641)	35,741	(12,234)	51,921
Comprehensive income	127,441	141,173	327,894	415,044
Comprehensive income attributable to noncontrolling interests, net of tax	(12,470)	(14,806)	(32,813)	(41,530)
Comprehensive income attributable to TEGNA Inc.	$114,971	$126,367	$295,081	$373,514
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands

	Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015

Cash flows from operating activities:
Net income	$343,756	$364,718
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	153,197	214,066
Stock-based compensation	13,216	17,112
Other losses on sales of assets, businesses and impairment charges	24,082	33,179
Equity loss (income) in unconsolidated investments, net	6,530	(6,683)
Pension expense, net of contributions	2,135	(121,732)
Change in other assets and liabilities, net	(88,153)	8,946
Net cash flow from operating activities	454,763	509,606
Cash flows from investing activities:
Purchase of property and equipment	(68,577)	(74,897)
Payments for acquisitions of businesses, net of cash acquired	(196,751)	(53,654)
Payments for investments	(19,132)	(30,293)
Proceeds from investments	10,127	12,402
Proceeds from sale of assets	1,024	110,524
Net cash flow used for investing activities	(273,309)	(35,918)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities, net	10,000	120,000
Proceeds from borrowings	300,000	200,000
Debt repayments	(249,592)	(346,158)
Payments of debt issuance and financing costs	(1,684)	(6,980)
Dividends paid	(91,627)	(136,163)
Repurchases of common stock	(150,917)	(200,569)
Cash transferred to the Gannett Co., Inc. business	—	(63,365)
Other, net	(19,505)	(41,138)
Net cash flow used for financing activities	(203,325)	(474,373)
Decrease in cash and cash equivalents	(21,871)	(685)
Cash and cash equivalents from continuing operations, at beginning of period	$129,200	$110,305
Cash and cash equivalents from discontinued operations, at beginning of period	—	8,179
Balance of cash and cash equivalents at beginning of period	$129,200	$118,484
Cash and cash equivalents from continuing operations, end of period	$107,329	$116,896
Cash and cash equivalents from discontinued operations, end of period	—	903
Balance of cash and cash equivalents at end of period	$107,329	$117,799

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$145,052	$59,394
Cash paid for interest	$153,510	$183,239
Non-cash investing activities:
Non-monetary exchange of investment for acquisition	$—	$(34,403)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-K. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA's) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As previously reported, on June 29, 2015, we completed the spin-off of our publishing businesses. Our Company was renamed TEGNA Inc. and our stock now trades on the New York Stock Exchange under the symbol TGNA. The new publishing company retained the name Gannett Co., Inc. (Gannett) and now trades on the New York Stock Exchange under the symbol GCI. In addition, during the fourth quarter of 2015, we sold substantially all of the businesses within our Other Segment. With the completion of these separations, we disposed of the former Publishing and Other Segments in their entirety and ceased to consolidate their assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. See Note 14 for a summary of discontinued operations.

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

Accounting guidance adopted in 2016: In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that changed the way companies present debt issuance costs on the balance sheet. Under the new guidance, debt issuance costs are reported as a direct deduction from the carrying amount of the debt liability, similar to debt discounts, rather than as an asset as done under the previous standard. Amortization of the costs will continue to be reported as interest expense. We adopted this guidance in the first quarter of 2016 and have applied the new guidance on a retrospective basis, wherein the balance sheet for each date presented is adjusted to reflect the effects of applying the new guidance. As disclosed in Note 7, as of September 30, 2016, and December 31, 2015, we had $29.4 million and $31.8 million, respectively, in debt issuance costs related to our term debt which was recorded as a direct deduction to the carrying amount of the associated debt liability. Debt issuance costs related to our revolving credit facility remained in long-term assets on our balance sheet as permitted under the new guidance.

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

•
All excess tax benefits and tax deduction shortfalls will be recognized as income tax benefit or expense in the income statement (under the prior guidance these amounts were generally recognized in additional paid-in capital on the balance sheet). The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This guidance was applied prospectively beginning in the first quarter of 2016. The adoption of this element of the accounting standard reduced our income tax provision for the nine months ended September 30, 2016, by $4.6 million and the tax rate for the same period by approximately one percentage point, resulting in an increase to basic and diluted EPS of approximately $0.02. The reduction to the tax provision predominantly occurred in the first quarter of 2016 in connection with the settlement of performance share unit awards.

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

	Nine Months Ended Sept. 30, 2016			Nine Months Ended Sept. 27, 2015
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change	Previously Reported	As Currently Reported	Effect of Accounting Change

Change in other assets and liabilities, net	$(113,231)	$(88,153)	$25,078	$(21,427)	$8,946	$30,373
Net cash flow from operating activities	$429,685	$454,763	$25,078	$479,233	$509,606	$30,373

Other, net	$5,573	$(19,505)	$(25,078)	$(10,765)	$(41,138)	$(30,373)
Net cash used for financing activities	$(178,247)	$(203,325)	$(25,078)	$(444,000)	$(474,373)	$(30,373)

New accounting pronouncements not yet adopted: In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the standard no later than January 1, 2018. While we are currently assessing the impact of the new standard, we currently do not expect this new guidance to have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our available-for-sale equity investment are recorded as unrealized gains or losses through other comprehensive income until such investment is sold. The new guidance is effective for public companies beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment. Early adoption is permitted. We recorded approximately $3.7 million and $8.0 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income for the quarter and nine months ended September 30, 2016, respectively. Losses of this nature in the future will be recorded within the Consolidated Statements of Income under this new guidance.

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
NOTE 2 - Strategic actions

Spin-off of Cars.com Business Unit

On September 7, 2016, we announced our plan to spin-off our Cars.com business unit, which is currently within our Digital Segment. Cars.com's 2015 annual revenue was approximately $597 million and it has approximately 1,275 employees. The planned separation will be implemented through a tax-free distribution of shares in a new entity formed to hold the assets of Cars.com to our shareholders. We expect to complete the transaction in the first half of 2017, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax free nature of the distribution, the effectiveness of a Form 10 registration statement filed with the SEC, and other customary matters. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed. While we perform the necessary steps to complete the spin, we will maintain the current operating and reporting structure and will continue to report the financial results of Cars.com in our continuing operations until the spin transaction is complete, which is projected to occur during the first half of 2017.

Strategic Review of CareerBuilder

On September 7, 2016, we also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder, including a possible sale of it in conjunction with the other owners’ interests. CareerBuilder's 2015 annual revenue was approximately $700 million and it has approximately 3,285 employees. CareerBuilder's operations are included within our Digital Segment. At this time, there can be no guarantee that any of the options under review will result in a transaction. While we perform our strategic review for CareerBuilder, we will maintain the current operating and reporting structure and will continue to report the financial results of CareerBuilder in our continuing operations.
NOTE 3 - Acquisitions and dispositions

On March 1, 2016, CareerBuilder acquired 100% of Aurico Inc. (Aurico), a provider of background screening and drug testing which serves both U.S. and international customers. CareerBuilder funded the acquisition with cash on hand. Aurico expands CareerBuilder’s product line to include another critical step in the job hiring process, which will be sold across its sales channels.

On March 18, 2016, we sold Sightline Media Group (Sightline) to Regent Companies LLC. Our Sightline business unit was previously classified as held for sale as of the end of fiscal year 2015; and as a result, the operating results of Sightline have been included in discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 14 for further discussion.

On August 1, 2016, we acquired 100% of DMR Holdings, Inc. (DealerRater), a leading automotive dealer review website. We funded the acquisition with a combination of borrowing under our revolving credit facility and cash on hand. DealerRater is combined into our Cars.com business unit within our Digital Segment. We expect that the addition of DealerRater will further strengthen Cars.com’s position as a leader in online automotive reviews.

On September 2, 2016, CareerBuilder acquired 75% of Employee Benefit Specialists, Inc. d/b/a WORKTERRA (Workterra), a cloud-based Human Capital Management platform. CareerBuilder funded the acquisition with cash on hand. The acquisition will expand CareerBuilder’s product offering beyond recruitment into post-hire solutions. Workterra's cloud-based solution provides onboarding, benefits administration, wellness and compliance solutions to more than 600,000 employees.

The fair value of the assets acquired and liabilities assumed, for both the DealerRater and Workterra acquisitions, were based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary areas of the purchase price allocations that were not yet finalized are related to the fair value of intangible assets and income taxes.

NOTE 4 - Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	Sept. 30, 2016		Dec. 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$4,070,524	$—	$3,919,726	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Trade names	925,171	—	925,019	—
Amortizable intangible assets:
Customer relationships	946,035	(202,453)	903,652	(145,398)
Other	295,748	(103,854)	265,148	(75,264)

Customer relationships primarily include advertiser and dealership relationships while other intangibles primarily include retransmission agreements, network affiliations, developed technology and patents. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives. In connection with our acquisition of DealerRater we recorded customer relationships of $28.3 million and other intangible assets of $14.1 million, related to trade name, technology and content library which will be amortized over a weighted average period of 10 years. In connection with the purchase accounting related to the Workterra acquisition, we recorded other intangible assets of $17.9 million, related to technology, customer relationships, and trademarks which will be amortized over a weighted average period of 7 years.

During the second quarter of 2016, we finalized our acquisition accounting for the acquisition of Aurico. In connection with the purchase accounting for the transaction, we recorded intangible assets of $14.1 million, related to technology, customer relationships and trade name, which will be amortized over a weighted average period of 8 years.

The following table summarizes the changes in our net goodwill balance by segment through September 30, 2016 (in thousands):

	Media	Digital	Total

Balance at Dec. 31, 2015:
Goodwill	$2,579,418	$1,402,240	$3,981,658
Accumulated impairment losses	—	(61,932)	(61,932)
Net balance at Dec. 31, 2015	2,579,418	1,340,308	3,919,726
Activity during the period:
Acquisitions	—	170,269	170,269
Impairment	—	(15,218)	(15,218)
Foreign currency exchange rate changes	—	(4,253)	(4,253)
Total	—	150,798	150,798
Balance at September 30, 2016:
Goodwill	2,579,418	1,568,256	4,147,674
Accumulated impairment losses	—	(77,150)	(77,150)
Net balance at September 30, 2016	$2,579,418	$1,491,106	$4,070,524

In the third quarter of 2016, based on continued adverse business trends and changes in our strategic plans disclosed in Note 2, we concluded it was more likely than not that the fair value of a small reporting unit within our Digital Segment was lower than its carrying value, and accordingly we performed an interim goodwill impairment test for this reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of $15.2 million in the third quarter of 2016, representing the full amount of goodwill associated with this reporting unit. This impairment charge is recorded within Asset impairment charges and facility consolidation in the accompanying Consolidated Statements of Income.

NOTE 5 - Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	Sept. 30, 2016	Dec. 31, 2015

Deferred compensation investments	$81,914	$77,199
Cash value life insurance	64,814	68,332
Equity method investments	19,493	27,824
Available for sale investment	20,073	28,090
Deferred debt issuance cost associated with revolving credit facility	10,816	13,620
Other long term assets	58,514	41,925
Total	$255,624	$256,990

Deferred compensation investments: Employee compensation-related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities.

Equity method investments: Investments where we have the ability to exercise significant influence but do not control, are accounted for under the equity method of accounting. Significant influence typically exists when we own between 20% and 50% of the voting interests in a corporation, own more than a minimal investment in a limited liability company, or hold substantial management rights in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies, principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments.

During the quarter and nine months ended September 30, 2016, we recognized $2.0 million and $3.9 million, respectively, of impairment charges on equity method investments, which are reflected in Equity loss in unconsolidated investments, net, in the accompanying Consolidated Statements of Income. The impairment charges were a result of other-than-temporary declines in the fair value of the investments that occurred during the third and second quarters of 2016.

Cost method investments: The carrying value of cost method investments at September 30, 2016, was $23.5 million and was $8.6 million at December 31, 2015, and is included within other long-term assets in the table above. The increase is primarily due to our new investments in WhistleSports, Kin Community and an additional investment in RepairPal during the nine months ended September 30, 2016.
NOTE 6 - Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $11.1 million as of September 30, 2016, and $12.5 million as of December 31, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.3 million as of September 30, 2016, and $1.7 million as of December 31, 2015.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.9 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 7 - Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2016	Dec. 31, 2015

Unsecured floating rate term loan due quarterly through August 2018	$60,000	$83,700
VIE unsecured floating rate term loans due quarterly through December 2018	1,454	1,938
Unsecured floating rate term loan due quarterly through June 2020	150,000	180,000
Unsecured floating rate term loan due quarterly through September 2020	300,000	—
Borrowings under revolving credit agreement expiring June 2020	730,000	720,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	—	193,429
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	70,000	70,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,276,454	4,214,067
Debt issuance costs	(29,423)	(31,800)
Other (fair market value adjustments and discounts)	(8,491)	(12,605)
Total long-term debt	4,238,540	4,169,662
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$4,237,894	$4,169,016

For the first nine months of 2016, our long-term debt increased by $68.9 million primarily due to additional borrowings of $310.0 million which is offset by debt repayments of $249.6 million. This increase was also due to the amortization of debt issuance costs and debt discounts of $3.9 million and $4.1 million respectively, during the nine months ended September 30, 2016.

On April 1, 2016, we made a debt maturity payment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing a fixed rate interest of 10%. The payment was made using borrowings from our revolving credit facility.

On September 26, 2016, we amended the Amended and Restated Competitive Advance and Revolving Credit Agreement to increase the facility by $103.0 million. Also, on September 30, 2016, we borrowed $300.0 million under a new four-year term loan due in 2020. The interest rate on the term loan is the same interest rates as borrowings under the Amended and Restated Competitive Advance and Revolving Credit Agreement. Both the revolving credit agreement and the term loans are guaranteed by a majority of our wholly-owned material domestic subsidiaries.

We used substantially all of the proceeds from the new term loan to repay a portion of the outstanding amount under our revolving credit facility. On September 30, 2016, we had unused borrowing capacity of $749.0 million under our revolving credit facility. On November 1, 2016 we redeemed the remaining $70 million of 7.125% unsecured notes due September 2018 at par.

NOTE 8 - Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The TRP was created in connection with the spin-off of our publishing businesses. The TRP assumed certain assets and liabilities from the Gannett Retirement Plan (GRP), with the remaining pension obligations of the GRP being retained by our former publishing businesses. The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). Our former G.B. Dealey Retirement Pension Plan was merged with the TRP on December 31, 2015. The total net pension obligations, both current and non-current liabilities, as of September 30, 2016, were $182.6 million.

Our pension costs, which include costs for qualified TRP plan and nonqualified SERP plan, are presented in the following table (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Service cost-benefits earned during the period	$204	$97	$612	$562
Interest cost on benefit obligation	6,449	5,898	19,636	17,201
Expected return on plan assets (a)	(6,691)	(8,169)	(20,073)	(23,164)
Amortization of prior service cost	165	206	505	502
Amortization of actuarial loss	1,846	3,652	5,740	6,587
Expense for company-sponsored retirement plans	$1,973	$1,684	$6,420	$1,688

(a) At the beginning of 2016, we updated our expected annual long-term rate of return on our TRP plan assets to 7.0% from 8.0%. This change resulted in incremental pension costs of approximately $1.4 million in the third quarter of 2016 and approximately $4.2 million of incremental pension costs for the nine months ended September 30, 2016.

We do not plan to make contributions to the TRP in 2016 because none are required under our current assumptions and current funding level. During the nine months ended September 30, 2016, and September 27, 2015, we made $4.2 million and $6.5 million of benefit payments, respectively, to participants of the SERP.

NOTE 9 - Supplemental equity information
The following table summarizes equity account activity for the nine months ended September 30, 2016 and September 27, 2015 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	303,578	40,178	343,756
Redeemable noncontrolling interests (income not available to shareholders)	—	(3,628)	(3,628)
Other comprehensive income (loss)	(8,497)	(3,737)	(12,234)
Total comprehensive income	295,081	32,813	327,894
Dividends declared	(90,755)	—	(90,755)
Stock-based compensation	13,216	—	13,216
Treasury shares acquired	(150,917)	—	(150,917)
Spin-off of Publishing businesses	(39,456)	—	(39,456)
Other activity, including shares withheld for employee taxes	(17,645)	(2,923)	(20,568)
Balance at Sept. 30, 2016	$2,201,495	$294,663	$2,496,158

Balance at Dec. 28, 2014	$3,254,914	$234,359	$3,489,273
Comprehensive income:
Net income	317,017	47,701	364,718
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,595)	(1,595)
Other comprehensive (loss)	56,497	(4,576)	51,921
Total comprehensive income	373,514	41,530	415,044
Dividends declared	(122,480)	—	(122,480)
Stock-based compensation	17,112	—	17,112
Treasury shares acquired	(200,569)	—	(200,569)
Spin-off of Publishing businesses	(1,209,782)	—	(1,209,782)
Other activity, including shares withheld for employee taxes and tax windfall benefits	20,192	(24,771)	(4,579)
Balance at Sept. 27, 2015	$2,132,901	$251,118	$2,384,019

CareerBuilder owns majority ownership in Textkernel, a software company that provides semantic recruitment technology; Economic Modeling Specialists Intl., a software firm that specializes in employment data and labor market analytics; and Workterra, a cloud-based Human Capital Management platform. The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interests to CareerBuilder. Since redemption of the noncontrolling interests is outside of our control, the minority shareholders’ equity interest are presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable Noncontrolling Interests.”

The activity related to the spin-off of Publishing businesses recorded during the nine months ended September 30, 2016, is a result of adjusting the deferred tax assets and liabilities that were previously transferred to Gannett on June 29, 2015. The adjustments were identified as part of our annual procedure to true-up the 2015 tax provision estimates to the actual 2015 corporate income tax return that was filed during the third quarter of 2016. These changes in estimates primarily relate to the deferred tax liability associated with depreciable assets and other 2015 tax provision to tax return adjustments impacting the previously estimated deferred taxes for Gannett.

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at June 30, 2016	$(113,854)	$(23,282)	$1,399	$(135,737)
Other comprehensive loss before reclassifications	—	(1,043)	(3,742)	(4,785)
Amounts reclassified from AOCL	1,075	—	—	1,075
Other comprehensive income (loss)	1,075	(1,043)	(3,742)	(3,710)
Balance at Sept. 30, 2016	$(112,779)	$(24,325)	$(2,343)	$(139,447)

Balance at June 28, 2015	$(1,156,458)	$393,712	$2,363	$(760,383)
Other comprehensive income (loss) before reclassifications	38,984	(2,663)	(518)	35,803
Amounts reclassified from AOCL	2,310	—	—	2,310
Other comprehensive income (loss)	41,294	(2,663)	(518)	38,113
Spin-off publishing businesses	1,012,745	(409,275)	—	603,470
Balance at Sept. 27, 2015	$(102,419)	$(18,226)	$1,845	$(118,800)

Nine Months Ended:
Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive loss before reclassifications	—	(4,196)	(8,017)	(12,213)
Amounts reclassified from AOCL	3,717	—	—	3,717
Other comprehensive income (loss)	3,717	(4,196)	(8,017)	(8,496)
Balance at Sept. 30, 2016	$(112,779)	$(24,325)	$(2,343)	$(139,447)

Balance at Dec. 28, 2014	$(1,172,245)	$391,113	$2,363	$(778,769)
Other comprehensive income (loss) before reclassifications	35,466	(64)	(518)	34,884
Amounts reclassified from AOCL	21,615	—	—	21,615
Other comprehensive income (loss)	57,081	(64)	(518)	56,499
Spin-off publishing businesses	1,012,745	(409,275)	—	603,470
Balance at Sept. 27, 2015	$(102,419)	$(18,226)	$1,845	$(118,800)

AOCL components are included in computing net periodic post-retirement costs which include pension costs in Note 8 and our other post-retirement benefits (health care and life insurance). Reclassifications from AOCL related to these post-retirement plans include the following (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Amortization of prior service (credit) cost	$(22)	$76	$108	$(1,160)
Amortization of actuarial loss	1,785	3,742	5,977	35,150
Total reclassifications, before tax	1,763	3,818	6,085	33,990
Income tax effect	(688)	(1,508)	(2,368)	(12,375)
Total reclassifications, net of tax	$1,075	$2,310	$3,717	$21,615

NOTE 10 - Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Income from continuing operations attributable to TEGNA Inc.	$118,683	$93,572	$311,052	$201,516
Income (loss) from discontinued operations, net of tax	—	(5,317)	(7,474)	115,501
Net income attributable to TEGNA Inc.	$118,683	$88,255	$303,578	$317,017

Weighted average number of common shares outstanding - basic	214,813	224,530	216,865	226,053
Effect of dilutive securities:
Restricted stock units	1,630	2,694	1,662	2,436
Performance share units	775	1,819	1,049	1,907
Stock options	881	1,035	935	914
Weighted average number of common shares outstanding - diluted	218,099	230,078	220,511	231,310

Earnings from continuing operations per share - basic	$0.55	$0.42	$1.43	$0.89
Earnings (loss) from discontinued operations per share - basic	—	(0.03)	(0.03)	0.51
Net income per share - basic	$0.55	$0.39	$1.40	$1.40

Earnings from continuing operations per share - diluted	$0.54	$0.41	$1.41	$0.87
Earnings (loss) from discontinued operations per share - diluted	—	(0.03)	(0.03)	0.50
Net income per share - diluted	$0.54	$0.38	$1.38	$1.37

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 192,000 and 292,000 stock awards for the quarter and nine months ended September 30, 2016, and September 27, 2015, respectively, as their inclusion would be anti-dilutive.

NOTE 11 - Fair value measurement

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

The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015 (in thousands):

	Fair Value Measurements as of Sept. 30, 2016
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$31,334	$—	$—	$31,334
Available for sale investment	20,073	—	—	20,073
Total	$51,407	$—	$—	$51,407

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$38,052
Fixed income fund				13,344
Total investments at fair value				$102,803

	Fair Value Measurements as of Dec. 31, 2015
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$27,770	$—	$—	$27,770
Available for sale investment	28,090	—	—	28,090
Total	$55,860	$—	$—	$55,860

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$36,114
Fixed income fund				13,315
Total investments at fair value				$105,289

Deferred compensation investments of $31.3 million as of September 30, 2016, and $27.8 million as of December 31, 2015, consist of mutual funds which have publicly quoted prices and are, therefore, classified as Level 1 assets. The available for sale investment is our holding of Gannett’s outstanding shares, which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. Interest in registered investment companies are valued using the net asset values as quoted through publicly available pricing sources and investments are redeemable on request. These investments include one fund which invests in intermediate-term investment grade bonds and a fund which invests predominantly in European and Asian listed equities. The fixed income fund is valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of September 30, 2016. In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.42 billion at September 30, 2016, and $4.31 billion at December 31, 2015.

In addition, during the nine months ended September 30, 2016, and September 27, 2015, we recognized non-cash impairment charges primarily related to long-lived assets which are reflected in asset impairment charges and facility consolidation, in the accompanying Consolidated Statements of Income. The charges recorded during the nine months ended September 30, 2016, included a $3.7 million impairment associated with a long-lived asset that is held for sale and was written down to its estimated fair value, which was determined using comparable market transactions (Level 2), and a goodwill impairment charge of $15.2 million related to a small reporting unit within our Digital Segment (see Note 4). The valuation methodologies used in the two step interim goodwill impairment test incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, we classified these measurements as Level 3 within the fair value hierarchy. Key inputs included projected long-term growth rates, profitability assumptions, and discount rates.

The impairment charges recorded during the quarter and nine months ended September 27, 2015, primarily relate to consolidation plans which led us to recognize charges associated with writing off certain assets as well as shut down costs associated with our former Blinq business.

NOTE 12 - Business segment information

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

The Digital Segment and the digital revenues line exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s operating properties as such amounts are reflected in the Media Segment. Summary operating results for each of our business segments were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Sept. 30, 2016	Sept. 27, 2015

Operating Revenues:
Media	$501,686	$406,445	$1,404,462	$1,219,911
Digital	358,579	351,073	1,049,320	1,025,770
Total	$860,265	$757,518	$2,453,782	$2,245,681

Operating Income (net of depreciation, amortization, asset impairment charges, and facility consolidation):
Media	$221,038	$158,595	$569,888	$513,557
Digital	59,296	72,446	170,939	175,462
Corporate	(16,562)	(12,939)	(48,542)	(50,817)
Unallocated (a)	—	—	—	(51,939)
Total	$263,772	$218,102	$692,285	$586,263

Depreciation, amortization, asset impairment charges and facility consolidation:
Media	$18,105	$18,406	$58,377	$61,492
Digital	48,887	31,074	110,728	106,050
Corporate	21	540	3,038	6,445
Total	$67,013	$50,020	$172,143	$173,987

Identifiable assets by segment:	Sept. 30, 2016	Dec. 31, 2015

Media	$4,826,473	$4,799,375
Digital	3,701,000	3,529,124
Corporate	147,204	170,194
Total (b)	$8,674,677	$8,498,693

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

NOTE 13 - Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Severance Expense

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016 to retire under the plan. As of June 30, 2016, we had accrued a VRP separation obligation of $13.1 million. During the quarter ended September 30, 2016, we recorded an additional buyout expense of approximately $0.6 million for acceptances received from certain union employees. Upon separation, employees accepting the VRP will receive salary continuation payments primarily based on years of service, the majority of which will occur evenly over the next 12 month period. As of September 30, 2016, we had approximately $9.2 million of VRP buyout obligation remaining.

In addition to the VRP, we incurred additional severance expense of $2.5 million during the quarter ended September 30, 2016. We expect the majority this severance obligation will be paid by the end of fiscal year 2017.

NOTE 14 - Discontinued operations

On June 29, 2015, we completed the spin-off of our publishing businesses, creating a new independent publicly traded company, through the distribution of 98.5% of our interest in Gannett to holders of our common shares. On June 29, 2015, each of our shareholders of record as of the close of business on the record date of June 22, 2015, received one share of Gannett common stock for every two shares of TEGNA common stock held. Immediately following the distribution, we owned 1.5% of Gannett’s outstanding common shares. We will continue to own Gannett shares for a period of time not to exceed five years after the distribution. In conjunction with the spin-off of the publishing businesses, we entered into a separation and distribution agreement with Gannett and also entered into various other agreements to effect the separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement.

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

Financial Statement Presentation

The former publishing businesses and businesses within the Other Segment are presented as discontinued operations in our Condensed Consolidated Balance Sheet and the Consolidated Statements of Income. In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified but supplemental cash flow information for these business units is presented below. The financial results of discontinued operations through September 30, 2016, are presented as a loss from discontinued operations, net of income taxes, on our Consolidated Statements of Income. For earnings per share information on discontinued operations see Note 10. Discontinued operations for 2016 are attributable to operations of our Sightline business through the date of sale on March 18, 2016, while results for 2015 are comprised of the operating results of both the Publishing Segment and Other Segment. The table below presents the financial results of discontinued operations (in thousands):

	Quarter Ended
	Sept. 27, 2015
	Publishing	Other	Total

Operating revenues	$—	$49,569	$49,569
Loss from discontinued operations, before income taxes	(3,500)	(1,744)	(5,244)
Benefit (Provision) for income taxes	1,141	(1,214)	(73)
Loss from discontinued operations, net of tax	(2,359)	(2,958)	(5,317)

	Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015
	Other	Publishing	Other	Total

Operating revenues	$3,379	$1,400,006	$155,557	$1,555,563
Income (loss) from discontinued operations, before income taxes	(6,299)	169,220	(11,533)	157,687
Benefit (Provision) for income taxes	(1,175)	(43,735)	1,549	(42,186)
Income (loss) from discontinued operations, net of tax	(7,474)	125,485	(9,984)	115,501

The depreciation, amortization, capital expenditures and significant cash investing items of discontinued operations were as follows (in thousands):

	Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015
	Other	Publishing	Other	Total

Depreciation	$112	$49,542	$609	$50,151
Amortization	—	7,008	—	7,008
Capital expenditures	—	(20,252)	(475)	(20,727)
Payments for acquisitions, net of cash acquired	—	(28,668)	—	(28,668)
Payments for investments	—	(2,000)	—	(2,000)
Proceeds from investments	—	12,402	—	12,402
The financial results reflected above may not represent our Publishing and Other Segments stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to those businesses and exclude certain corporate overhead costs that were previously allocated for each period. In addition to the cash flows presented above, in June 2015, prior to the spin of our former Publishing business, we made a voluntary pension contribution of $100 million to the Gannett Retirement Plan.

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

During 2015, we made a number of significant strategic changes to enhance shareholder returns and improve the company. On June 29, 2015, we completed the separation of our publishing businesses. Our company was renamed TEGNA Inc. and our stock now trades on the New York Stock Exchange under the symbol TGNA. The new publishing company retained the name Gannett Co., Inc. (Gannett) and now trades on the New York Stock Exchange under the symbol GCI. In the fourth quarter of 2015, we sold Clipper Magazine and Mobestream Media which were formerly businesses within our Other Segment. Additionally, during the first quarter of 2016, we completed the sale of our Sightline Media Group business unit. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

After these strategic changes, we now operate two reportable segments: Media and Digital. We organize our business segments based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

•
TEGNA Media (Media Segment) - includes 46 television stations (including one station under service agreements) in 38 markets. We are the largest independent station group of major network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide (more than 35 million households). The primary sources of our Media Segment’s revenues are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are driven by elections and peak in even years (e.g. 2016, 2014) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable operators and telecommunications companies to carry our television signals on their systems; 4) digital revenues which encompass digital marketing services and advertising on the stations’ websites and tablet and mobile products; and 5) other services, such as production of programming from third parties and production of advertising material.

•
TEGNA Digital (Digital Segment) - is comprised of four business units including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). Cars.com operates a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. Cars.com averaged approximately 37 million visits each month during the first nine months of 2016 to its web properties, approximately 50% of which are mobile, and according to comScore, an average of approximately 10.8 million unique monthly visitors over the same time period. Cars.com generates revenues through online subscription advertising products targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. In 2015, Cars.com expanded into the area of vehicle service, introducing a solution that provides information about reputable certified repair shops and allows consumers to get estimates on potential vehicle repairs. We own a controlling 53% interest in CareerBuilder, a global leader in human capital solutions specializing in HR Software-as-a-service (SaaS) to help companies with every step of the recruitment process. CareerBuilder has made significant investments over the past few years to accelerate its transformation into a global leader in the HR SaaS business both as a pre-hire and post-hire platform. CareerBuilder earns revenue through placement of job postings on its network of websites, subscriptions to its human capital SaaS products, background screening services and various other recruitment solutions (including employment branding services and access to online resume databases). Our Digital Segment also includes G/O Digital, a one-stop shop for digital marketing services for local businesses, and Cofactor, a digital marketing company that is uniquely positioned to bridge the divide between the online and offline worlds and enable brands to intelligently deliver content everywhere, driving sales locally.

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

Spin-off of Cars.com Business Unit

On September 7, 2016, we announced our plan to spin-off our Cars.com business unit, which is currently within our Digital Segment. Cars.com's 2015 annual revenue was approximately $597 million and it has approximately 1,275 employees. The planned separation will be implemented through a tax-free distribution of shares in a new entity formed to hold the assets of Cars.com to our shareholders. We expect to complete the transaction in the first half of 2017, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax free nature of the distribution, the effectiveness of a Form 10 registration statement filed with the SEC, and other customary matters. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed. While we perform the necessary steps to complete the spin, we will maintain the current operating and reporting structure and will continue to report the financial results of Cars.com in our continuing operations until the spin transaction is complete, which is projected to occur during the first half of 2017.

Strategic Review of CareerBuilder

On September 7, 2016, we also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder, including a possible sale of it in conjunction with the other owners’ interests. CareerBuilder's 2015 annual revenue was approximately $700 million and it has approximately 3,285 employees. At this time, there can be no guarantee that any of the options under review will result in a transaction. While we perform our strategic review for CareerBuilder, we will maintain the current operating and reporting structure and will continue to report the financial results of CareerBuilder in our continuing operations.

Consolidated Results from Operations

The following discussion is a quarterly period-to-period comparison of our consolidated results of continuing operations on a GAAP basis. The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 28 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarters Ended			Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Change	Sept. 30, 2016	Sept. 27, 2015	Change

Operating revenues:
Media	$501,686	$406,445	23%	$1,404,462	$1,219,911	15%
Digital	358,579	351,073	2%	1,049,320	1,025,770	2%
Total operating revenues	$860,265	$757,518	14%	$2,453,782	$2,245,681	9%

Operating expenses
Cost of revenues and operating expenses	$261,065	$224,294	16%	$764,793	$690,781	11%
Selling, general and administrative expenses	268,415	265,102	1%	824,561	794,650	4%
Depreciation	22,634	21,518	5%	67,494	70,752	(5%)
Amortization	29,161	28,502	2%	85,703	86,156	(1%)
Asset impairment charges and facility consolidation	15,218	—	***	18,946	17,079	11%
Total operating expenses	$596,493	$539,416	11%	$1,761,497	$1,659,418	6%

Total operating income	$263,772	$218,102	21%	$692,285	$586,263	18%

Non-operating expense	72,207	71,076	2%	193,211	216,340	(11%)
Provision for income taxes	58,130	35,967	62%	147,844	120,706	22%
Net income attributable to noncontrolling interests	(14,752)	(17,487)	(16%)	(40,178)	(47,701)	(16%)
Net income from continuing operations attributable to TEGNA Inc.	$118,683	$93,572	27%	$311,052	$201,516	54%

Earnings from continuing operations per share - basic	$0.55	$0.42	31%	$1.43	$0.89	61%
Earnings from continuing operations per share - diluted	$0.54	$0.41	32%	$1.41	$0.87	62%

Consolidated Operating Revenue

Operating revenues increased $102.7 million, or 14% in the third quarter and $208.1 million, or 9% in the first nine months of 2016. The increase in the third quarter is comprised of a $95.2 million increase in the Media Segment and a $7.5 million increase in the Digital Segment. Increases in Media Segment revenues in the third quarter were driven by an increase in core advertising revenues (driven by Summer Olympic advertising revenue) and double-digit growth in both retransmission revenue and political advertising. Increases in the Digital Segment in the third quarter were driven by continued revenue growth at Cars.com of $12.2 million and CareerBuilder of $5.4 million, partially offset by the $8.7 million loss of revenue due to the sale of our PointRoll business in November 2015.

The increase in the year-to-date period was driven by a $184.6 million increase in the Media Segment and a $23.5 million increase in the Digital Segment. Increases in Media Segment revenues in the first nine months were driven by an increase in core advertising (driven by Summer Olympic advertising revenue), and double-digit growth in both retransmission revenue and political advertising. Increases in the Digital Segment in the first nine months were driven by continued revenue growth at Cars.com of $29.2 million, G/O Digital of $26.1 million and CareerBuilder of $6.1 million. These increases at the Digital Segment were partially offset by the $28.3 million loss of revenue from the sale of our PointRoll business.

Costs of Revenues and Operating Expenses

Cost of revenues and operating expenses increased $36.8 million, or 16%, in the third quarter of 2016 and $74.0 million, or 11%, in the first nine months of 2016, as compared to the same periods in 2015. The increase in the third quarter is primarily due to a $24.0 million increase in programming costs incurred by the Media Segment and increases at Cars.com of $3.1 million (consistent with growth in revenue). In addition, our 2016 business acquisitions also contributed $4.9 million to the increase. These increases were partially offset by the absence of $4.9 million of expenses associated with our PointRoll business.

The increase in the year-to-date period in operating expenses was primarily due to a $65.7 million increase in programming costs, $10.1 million due to our 2016 business acquisitions, and increases at Cars.com of $9.6 million (consistent with growth in revenues). These increases were partially offset by the absence of $15.7 million of expenses associated with our PointRoll business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million, or 1%, in the third quarter of 2016 and $29.9 million, or 4%, in the first nine months of 2016, as compared to the same period in 2015. The increase in the third quarter was primarily the result of our 2016 business acquisitions which added $5.8 million of these expenses. In addition, we had an increase of $2.0 million in severance costs in the third quarter of 2016.

The increase in the year-to-date period was primarily caused by the 2016 business acquisitions, which increased expenses by $10.6 million. In addition, severance expense increased $5.9 million year-over-year. Our 2016 expenses also increased due to the absence of rental income at our corporate headquarters, which was $4.5 million in 2015, due to our sale of the building in the fourth quarter of 2015.

Depreciation Expense

Depreciation expense increased $1.1 million, or 5%, in the third quarter of 2016 and decreased $3.3 million, or 5%, in the first nine months of 2016, as compared to same periods in 2015. The increase in the third quarter is primarily the result of a $2.3 million increase in CareerBuilder’s depreciation, which is due to the acquisition of new equipment as well as new leasehold improvements. This increase is partially offset by the absence of depreciation associated with our PointRoll business of $0.6 million. The decrease in the year-to-date period is primarily due to the 2015 sale of our corporate headquarters building which resulted in a year over year decrease in depreciation expense of $3.6 million.

Amortization Expense

Amortization expense increased $0.7 million, or 2%, in the third quarter of 2016 and decreased $0.5 million, or 1%, in the first nine months of 2016, as compared to the same periods in 2015. The increase in the third quarter was driven by the 2016 acquisitions of DealerRater, Aurico, and Workterra, which in aggregate increased amortization expense by $1.6 million. The decrease in year-to-date amortization is due to a decline in amortization associated with previous acquisitions, partially offset by amortization expense incurred by the 2016 acquisitions.

Asset Impairment Charges and Facility Consolidation

Asset impairment and facility consolidation charges were $15.2 million in the third quarter of 2016 as a result of a goodwill impairment charge in a small reporting unit within our Digital Segment.

In the first nine months of 2016, asset impairment and facility consolidation charges were $18.9 million as compared to $17.1 million during the same period in 2015. The 2016 charges were comprised of the third quarter goodwill impairment charge of $15.2 million and a $3.7 million impairment charge related to a long-lived-asset. The 2015 charges consisted of facility consolidation charges associated with certain assets of our former PointRoll business as well as shut down costs associated with our former Blinq business.

Operating Income

Our operating income increased 21% in the third quarter and 18% in the first nine months of 2016 as compared to the same periods in 2015. The increase in operating income in the third quarter was driven by the increases in revenues discussed above partly offset by lower Digital Segment operating income and higher Corporate expense. The increase in operating income in the first nine months of 2016 was driven by the increases in revenues discussed above and the absence of $51.9 million in publishing-related unallocated costs. As a result, our consolidated operating margins were 31% in the third quarter of 2016 and 28% in the first nine months of 2016, compared to 29% during the third quarter and 26% in the first nine months of 2015.

Non-Operating Expense

Non-operating expense increased by $1.1 million to $72.2 million in the third quarter of 2016 and decreased by $23.1 million to $193.2 million in the first nine months of 2016 as compared to the same periods in 2015. The increase in the third quarter was due to higher non-operating expenses driven by $14.2 million in costs associated with the spin-off of our Cars.com business unit and acquisition related costs and an increase in equity loss due to a $2.0 million impairment charge on an equity investment. These increases were partially offset by lower interest expense (interest expense was $57.6 million in the third quarter of 2016 compared to $66.9 million in the third quarter of 2015).

The decrease in non-operating expense in the first nine months was primarily due to lower interest expense (interest expense was $175.5 million in the first nine months of 2016, compared to $206.9 million in the first nine months of 2015). The reduced interest expense in both the quarter to date and year to date periods is due to lower average debt outstanding as well as lower average interest rates reflecting the extinguishment of higher cost debt in 2015 and 2016, including the 10% senior notes that we repaid in April of this year. The total average outstanding debt was $4.31 billion for the third quarter of 2016, and $4.28 billion in the first nine months of 2016, compared to $4.50 billion in the third quarter of 2015 and $4.46 billion in the first nine months of 2015. The weighted average interest rate on total outstanding debt was 5.21% for the third quarter of 2016 and 5.32% for the first nine months of 2016, compared to 5.80% in the third quarter of 2015 and 5.92% for the first nine months of 2015.

Income Tax Expense

Income tax expense increased from $36.0 million in the third quarter of 2015 and $120.7 million in the first nine months of 2015 to $58.1 million in the third quarter of 2016 and $147.8 million in the first nine months of 2016, an increase of 62% and 22%, respectively. Income tax expense increased in the third quarter and the first nine months of 2016 primarily due to increases in income before tax in both periods partially offset by additional discrete tax benefits realized in the third quarter and first nine months of 2016. Our reported effective income tax rate (after deducting net income attributable to noncontrolling interests) was 32.9% for the third quarter of 2016, compared to 27.8% for continuing operations for the third quarter of 2015. The tax rate for the third quarter in 2015 was lower than the comparable rate in 2016 primarily due to spin-related effective tax rate changes in 2015. The reported effective income tax rate was 32.2% for the first nine months of 2016 compared to 37.5% for continuing operations for the same period last year. The rate for the first nine months of 2015 was higher than the rate for the first nine months of 2016 primarily due to an internal legal entity restructuring tax charge and nondeductible spin-related transaction costs incurred in 2015, as well as the favorable impact of adopting the new accounting guidance for employee share-based payments and return to provision adjustments in 2016 (refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements for more information).

Net income from continuing operations attributable to TEGNA Inc.

Net income from continuing operations attributable to TEGNA Inc. consists of net income reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. We reported net income from continuing operations attributable to TEGNA Inc. of $118.7 million or $0.54 per diluted share for the third quarter of 2016 compared to $93.6 million or $0.41 per diluted share for the third quarter of 2015. For the first nine months of 2016, we reported net income from continuing operations attributable to TEGNA Inc. of $311.1 million or $1.41 per diluted share, compared to $201.5 million or $0.87 per diluted share for the first nine months of 2015. Both income from continuing operations and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from the net decrease of common shares outstanding from September 27, 2015, as discussed below. Net income attributable to noncontrolling interests was $14.8 million in the third quarter of 2016 and $40.2 million in the first nine months of 2016, compared to $17.5 million in the third quarter of 2015 and $47.7 million in the first nine months of 2015.

The weighted average number of diluted shares outstanding for the third quarter of 2016 decreased by 12.0 million shares to 218.1 million from 230.1 million in 2015. The weighted average number of diluted shares outstanding declined 10.8 million shares to 220.5 million shares for the first nine months of 2016 compared to the same period in 2015. These declines primarily reflect shares repurchased in 2015 and the first half of 2016, partially offset by share issuances to settle equity-based awards.
Segment Results
We organize our business into two business segments: Media and Digital based on management and internal reporting structure, the nature of products and services offered by the segments and the financial information that is evaluated regularly by our chief operating decision maker. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. The following is a discussion of the operating results of our Media and Digital Segments. Percentage comparisons below relate to the same period (e.g. third quarter or first nine months) in 2015.

Media Segment Results

A summary of our Media Segment results is presented below (in thousands):

	Quarters Ended			Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Change	Sept. 30, 2016	Sept. 27, 2015	Change

Operating revenues	$501,686	$406,445	23%	$1,404,462	$1,219,911	15%
Operating expenses:
Operating expenses, exclusive of depreciation (a)	262,543	229,444	14%	776,197	644,862	20%
Depreciation	12,658	12,915	(2%)	39,926	39,455	1%
Amortization of intangible assets	5,447	5,491	(1%)	16,587	16,965	(2%)
Asset impairment charges and facility consolidation	—	—	—%	1,864	5,072	(63%)
Total operating expenses (a)	280,648	247,850	13%	834,574	706,354	18%
Operating income	$221,038	$158,595	39%	$569,888	$513,557	11%

(a) Third quarter and first nine months of 2016 include severance expense primarily related to a voluntary early retirement program of approximately $1.3 million and $18.6 million, respectively. First nine months of 2015 includes a $12.7 million gain on the sale of a building.

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories (in thousands).

	Quarters Ended			Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Change	Sept. 30, 2016	Sept. 27, 2015	Change

Core (Local & National)	$282,676	$254,243	11%	$798,789	$776,131	3%
Political	38,060	6,061	***	64,050	10,861	***
Retransmission (a)	143,676	109,012	32%	436,291	328,639	33%
Digital	33,007	29,415	12%	92,800	81,897	13%
Other	4,267	7,714	(45%)	12,532	22,383	(44%)
Total	$501,686	$406,445	23%	$1,404,462	$1,219,911	15%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Media Segment revenues increased $95.2 million or 23% in the third quarter and $184.6 million or 15% in the first nine months of 2016, driven by advertising related to the Summer Olympics and substantial increases in both retransmission revenues and political advertising revenues. Core advertising revenues, which consist of Local and National non-political advertising, increased $28.4 million or 11% in the third quarter and $22.7 million or 3% in the first nine months of 2016, driven by a record $55.9 million of Summer Olympics advertising revenue in the third quarter of 2016 which was up over 20% compared to the last Summer Olympics in 2012. Political advertising revenue increased by $32.0 million in the third quarter of 2016 and $53.2 million in the first nine months of 2016 due to the Presidential election year political spending. Retransmission revenues increased $34.7 million or 32% for the third quarter and $107.7 million or 33% in the first nine months of 2016. Retransmission agreements renewed at the end of last year, as well as annual rate increases for existing agreements, drove the increases.

Digital revenues within our Media Segment increased $3.6 million or 12% in the third quarter and $10.9 million or 13% in the first nine months, reflecting continued growth of digital marketing services products.
Media Segment operating expenses for the third quarter of 2016 increased $32.8 million or 13% and $128.2 million or 18% in the first nine months, primarily due to an increase of $24.0 million in programming costs in the third quarter and $65.7 million in the first nine months of 2016 as well as investments in growth initiatives, $18.6 million of charges incurred primarily related to the voluntary early retirement program that was offered to certain Media Segment employees during the first half of 2016 and the absence of a $12.7 million building sale gain in the first quarter of 2015. Excluding the impacts of the voluntary early retirement program charges and asset impairment charges this year and the building sale gain last year, Media Segment operating expenses increased 13% in the third quarter and 14% in the first nine months of 2016.
Digital Segment Results
The Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal). On September 7, 2016, we announced our plan to spin-off our Cars.com business unit and also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder, including a possible sale of it in conjunction with the other owners' interests. On November 12, 2015, we sold PointRoll which was part of Cofactor. Many of our other digital offerings are highly integrated within our Media Segment offerings; and therefore, the results of these integrated digital offerings are reported within the operating results of our Media Segment.
A summary of our Digital Segment results is presented below (in thousands):

	Quarters Ended			Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015	Change	Sept. 30, 2016	Sept. 27, 2015	Change

Operating revenues	$358,579	$351,073	2%	$1,049,320	$1,025,770	2%
Operating expenses:
Operating expenses, exclusive of depreciation	250,396	247,553	1%	767,653	744,258	3%
Depreciation	9,955	8,063	23%	26,394	24,852	6%
Amortization of intangible assets	23,714	23,011	3%	69,116	69,191	—%
Asset impairment charges and facility consolidation	15,218	—	***	15,218	12,007	27%
Total operating expenses	299,283	278,627	7%	878,381	850,308	3%
Operating income	$59,296	$72,446	(18%)	$170,939	$175,462	(3%)

Digital Segment operating revenues increased $7.5 million or 2% in the third quarter of 2016 driven by continued revenue growth at Cars.com of $12.2 million or 8% and CareerBuilder $5.4 million or 3%, partially offset by the absence of $8.7 million of revenue from our PointRoll business, which we sold in November 2015. The increase in Cars.com revenues was due to an increase in retail revenue (driven by acquisition of DealerRater and increased subscription package volume and upsells) and higher national advertising purchased by auto manufacturers. The increase in CareerBuilder revenue was attributable to $19.0 million of increases from employer services revenues (primarily driven by the acquisition of Aurico), resume database revenues (due to sales and renewals of its new Recruitment Edge product) and continued growth in SaaS revenues. These increases at CareerBuilder were partially offset by lower job site revenue of $13.6 million (due to lower job postings and competitive pricing pressure).

Digital Segment operating revenues increased $23.5 million or 2% in the first nine months of 2016 driven by continued revenue growth at Cars.com of $29.2 million or 7%, G/O Digital of $26.1 million or 151% (due to the combination of a new commercial agreement with Gannett following the spin-off in 2015 and organic growth) and CareerBuilder of $6.1 million or 1%. These increases were partially offset by the absence of $28.3 million of revenue contributed in the first nine months of 2015 by our former PointRoll business. The increase in Cars.com revenues was due to an increase in retail revenue (driven by increased subscription package volume and upsells and acquisition of DealerRater) and higher national advertising purchased by auto manufacturers. The increase in CareerBuilder revenue was driven by $41.0 million of increases from employer services revenues (primarily driven by the acquisition of Aurico), increased resume database revenues (due to sales and renewals of its new Recruitment Edge product) and continued growth in SaaS revenues. These increases at CareerBuilder were partially offset by lower job site revenue of $34.9 million (due to lower job postings and competitive pricing pressure).

Digital Segment operating expenses increased $20.7 million or 7% in the third quarter and $28.1 million or 3% in the first nine months of 2016. This increase in both periods is primarily driven by increases at CareerBuilder of $12.1 million in the third quarter 2016 and $28.7 million in the first nine months of 2016, primarily due to the acquisition of Aurico. Also impacting the increase in the first nine months of 2016 was an increase in G/O Digital operating expenses of $23.6 million (due to a new commercial agreement with Gannett following the spin-off in 2015) and an increase at Cars.com of $17.7 million (consistent with revenue growth). These increases are partially offset by the absence of our PointRoll business which resulted in decline in operating expenses of $10.1 million and $32.8 million in the third quarter and nine-month period of 2016, respectively, and the absence of $8.0 million costs associated with our former Blinq business which was shut down in the second quarter of 2015.

In addition, asset impairment and facility consolidation expense in the third quarter and nine months of 2016 include a goodwill impairment charge of $15.2 million related to a small reporting unit within the Digital Segment. Asset impairment and facility consolidation charges recorded during the nine month period of 2015, primarily relate to consolidation plans which led us to recognize charges associated with certain assets as well as shut down costs associated with our former PointRoll and Blinq business.

As a result of the above factors, Digital Segment operating income decreased 18% for the quarter and 3% for the first nine months of 2016.

Corporate Expense

Corporate expenses for the third quarter of 2016 increased $3.6 million or 28% to $16.6 million due to the absence of a $1.8 million benefit related to the elimination of depreciation related to the sale of our corporate headquarters building in 2015 and severance charges of $1.6 million incurred in the third quarter of 2016. Excluding the severance charge, corporate expenses were up 16% in the third quarter of 2016.

Corporate expenses decreased $2.3 million or 4% to $48.5 million in the first nine months of 2016 mainly driven by continued efficiency efforts, partially offset by a $1.6 million severance charge and a $1.9 million non-cash asset impairment charge incurred in 2016. Excluding these charges, corporate expenses were down 11% for the first nine months of 2016.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Executive Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, impairment charges on operating assets and equity investments, facility consolidation charges, gains related to a building sale and a business disposal and expenses related to business acquisitions and the company’s spin-off transactions recognized in operating and non-operating categories and as a credit to our income tax provision. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of the Company’s ongoing operating performance.

We also discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income from continuing operations attributable to TEGNA before (1) net income attributable to noncontrolling interests, (2) interest expense, (3) income taxes, (4) equity income (losses) in unconsolidated investees, net, (5) other non-operating items such as investment income and currency gains and losses, (6) severance expense, (7) facility consolidation charges, (8) impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income from continuing operations attributable to TEGNA. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results

Our results for the first nine months ended September 30, 2016, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Severance charges primarily related to a voluntary retirement program at our Media Segment (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with goodwill, an operating asset, and equity method investments; and

•	Non-operating costs associated with the spin-off of our Cars.com business unit and acquisition related costs.
Results for the first nine months ended September 27, 2015, included the following special items:

•	Costs associated with workforce restructuring;

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter Ended September 30, 2016	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$596,493	$(3,093)	$(15,218)	$—	$—	$578,182
Operating income	263,772	3,093	15,218	—	—	282,083
Equity loss in unconsolidated investments, net	(3,549)	—	—	2,030	—	(1,519)
Other non-operating expense	(11,051)	—	—	—	14,157	3,106
Total non-operating expense	(72,207)	—	—	2,030	14,157	(56,020)
Income before income taxes	191,565	3,093	15,218	2,030	14,157	226,063
Provision for income taxes	58,130	1,203	5,962	790	3,859	69,944
Net income from continuing operations attributable to TEGNA	118,683	1,890	9,256	1,240	10,298	141,367
Earnings from continuing operations per share - diluted	$0.54	$0.01	$0.04	$0.01	$0.05	$0.65

		Special Items
Quarter Ended September 27, 2015	GAAP measure	Severance expense	Operating asset impairments	Non-operating items	Special tax credit	Non-GAAP measure

Operating expenses	$539,416	$—	$—	$—	$—	$539,416
Operating income	218,102	—	—	—	—	218,102
Other non-operating items	(3,115)	—	—	—	—	(3,115)
Total non-operating expense	(71,076)	—	—	—	—	(71,076)
Income before income taxes	147,026	—	—	—	—	147,026
Provision for income taxes	35,967	—	—	—	8,335	44,302
Net income from continuing operations attributable to TEGNA Inc.	93,572	—	—	—	(8,335)	85,237
Earnings from continuing operations per share - diluted	$0.41	$—	$—	$—	$(0.04)	$0.37

		Special Items
Nine Months Ended September 30, 2016	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Non-operating items	Non-GAAP measure

Operating expenses	$1,761,497	$(20,341)	$(18,946)	$—	$—	$1,722,210
Operating income	692,285	20,341	18,946	—	—	731,572
Equity loss in unconsolidated investments, net	(6,530)	—	—	3,899	—	(2,631)
Other non-operating items	(11,220)	—	—	—	17,995	6,775
Total non-operating expense	(193,211)	—	—	3,899	17,995	(171,317)
Income before income taxes	499,074	20,341	18,946	3,899	17,995	560,255
Provision for income taxes	147,844	7,875	7,412	1,517	4,936	169,584
Net income from continuing operations attributable to TEGNA	311,052	12,466	11,534	2,382	13,059	350,493
Earnings from continuing operations per share - diluted (a)	$1.41	$0.06	$0.05	$0.01	$0.06	$1.59
(a) - Per share amounts do not sum due to rounding

		Special Items
Nine Months Ended September 27, 2015	GAAP measure	Severance expense	Operating asset impairments and facility consolidation	Building sale gain	Non-operating items	Special tax credit	Non-GAAP measure

Operating expenses	$1,659,418	$(2,520)	$(17,079)	$12,709	$—	$—	$1,652,528
Operating income	586,263	2,520	17,079	(12,709)	—	—	593,153
Other non-operating items	(5,346)	—	—	—	1,453	—	(3,893)
Total non-operating expense	(216,340)	—	—	—	1,453	—	(214,887)
Income before income taxes	369,923	2,520	17,079	(12,709)	1,453	—	378,266
Provision for income taxes	120,706	937	6,352	(4,726)	(5,737)	2,023	119,555
Net income from continuing operations attributable to TEGNA	201,516	1,583	10,727	(7,983)	7,190	(2,023)	211,010
Earnings from continuing operations per share - diluted (a)	$0.87	$0.01	$0.05	$(0.03)	$0.03	$(0.01)	$0.91
(a) - Per share amounts do not sum due to rounding

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarters Ended			Year-to-Date Ended
	Sept. 30, 2016	Sept. 27, 2015	Change	Sept. 30, 2016	Sept. 27, 2015	Change

Net income from continuing operations attributable to TEGNA Inc. (GAAP basis)	$118,683	$93,572	27%	$311,052	$201,516	54%
Net income attributable to noncontrolling interests	14,752	17,487	(16%)	40,178	47,701	(16%)
Provision for income taxes	58,130	35,967	62%	147,844	120,706	22%
Interest expense	57,607	66,949	(14%)	175,461	206,871	(15%)
Equity loss in unconsolidated investments, net	3,549	1,012	***	6,530	4,123	58%
Other non-operating expense	11,051	3,115	***	11,220	5,346	***
Operating income (GAAP basis)	263,772	218,102	21%	692,285	586,263	18%
Severance expense	3,093	—	—%	20,341	2,520	***
Asset impairment charges and facility consolidations	15,218	—	—%	18,946	17,079	11%
Building sale gain	—	—	—%	—	(12,709)	***
Adjusted operating income (non-GAAP basis)	282,083	218,102	29%	731,572	593,153	23%
Depreciation	22,634	21,518	5%	67,494	70,752	(5%)
Amortization of intangible assets	29,161	28,502	2%	85,703	86,156	(1%)
Adjusted EBITDA (non-GAAP basis)	$333,878	$268,122	25%	$884,769	$750,061	18%
Our Adjusted EBITDA increased $65.8 million or 25% in the third quarter and $134.7 million or 18% in the first nine months of 2016. The increase in the third quarter was driven by higher Adjusted EBITDA of $63.5 million or 36% in the Media Segment. The increase in the nine-month period was driven by higher Adjusted EBITDA of $84.0 million in the Media Segment and the absence of $51.9 million in publishing-related unallocated costs that occurred in the same nine-month period in 2015.

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2016 results:

•
Media Segment Revenues - Media Segment revenue comparisons will be favorably impacted by year-over-year comparisons due to the anticipated political and Olympic revenues in fiscal year 2016. Based on current trends, we expect Media Segment revenue growth of 12 to 15 percent for the fourth quarter of 2016, compared to the fourth quarter of 2015 driven by retransmission revenue growth of approximately 20 to 22 percent and $88 million to $90 million of political advertising.

•
CareerBuilder Investment - CareerBuilder has continued its transformation from lower margin sourcing and screening transactional business to focus on broader Software-as-a-Service offerings which are expected to provide for higher margins and longer-term relationships with clients as valued partners. This transition has impacted and is expected to continue to impact CareerBuilder growth rates over the balance of the year. We expect CareerBuilder’s revenue comparison for the fourth quarter of 2016 over the same quarter last year to exceed the percentage increase achieved in the third quarter 2016 year-over-year comparison.

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

Historically, our fiscal year and quarterly reporting was a 52-53 week cycle that ended on the last Sunday of the calendar quarter. As a result of the change in our reporting calendar, our 2016 fourth quarter will have a different number of days compared to the prior year quarter. Our fourth quarter of 2016 will have 92 days, compared to 95 days for the fourth quarter of 2015, which we estimate positively impacted our Media Segment’s revenue in the fourth quarter of 2015 by approximately $10 million.

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

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the first nine months of 2016, we spent $150.9 million to repurchase 6.5 million of our shares at an average share price of $23.27, and as of September 30, 2016, we had $478.1 million remaining under this authorization.

At the end of the third quarter of 2016, our total long-term debt was $4.24 billion. Cash and cash equivalents at the end of the third quarter totaled $107.3 million. On April 1, 2016, we made a debt repayment of approximately $203.1 million (comprised of principal and accrued interest) related to our unsecured notes bearing a fixed interest rate of 10%. The payment was made using borrowings from our revolving credit facility and cash from operations. On September 26, 2016, we entered into an arrangement with JPMorgan Chase Bank, N.A. to increase the borrowing capacity on our revolving credit facility by $103 million. On September 30, 2016, we had unused borrowing capacity of $749.0 million under that facility. Additionally, on September 30, 2016, we entered into the ninth Amendment of the Amended and Restated Competitive Advance and Revolving Credit agreement to enter into a New Term Loan III of $300 million and on November 1, 2016 we redeemed the outstanding $70 million remaining on our 7.125% notes, which were scheduled to mature in September 2018, at par.

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see the Part II Other Information, Item 1A Risk Factor discussion below.

Cash Flows

Our net cash flow from operating activities was $454.8 million for the nine months ended September 30, 2016, compared to $509.6 million for the nine months ended September 27, 2015. The decrease in net cash flow from operating activities was due to a $85.7 million increase in income tax payments driven by higher taxable income, the absence of our publishing businesses which generated approximately $26.7 million of operating cash flow in the first half of 2015 (through spin-off date of June 29, 2015) and a decrease in cash flows related to timing changes in our working capital. Working capital changes were primarily due to increases in our accounts receivable of approximately $33.0 million (due to timing of cash receipts at the Media Segment and Cars.com), which fluctuate from quarter to quarter. These decreases were partially offset by the absence of a pension contribution in 2016 compared to a $100 million contribution made in 2015.

Cash used for investing activities totaled $273.3 million for the nine months ended September 30, 2016, compared to $35.9 million for the nine months ended September 27, 2015. The increase in cash used for investing activities was primarily due to the acquisition of businesses in the first nine months of 2016, which totaled $196.8 million (net of cash acquired). Also in the first nine months of 2015, we received proceeds of $110.5 million from the sale of certain businesses and assets, including the disposition of Gannett Healthcare Group and the sale of a television building in Seattle, WA.

Cash used for financing activities totaled $203.3 million for the nine months ended September 30, 2016, compared to $474.4 million for the nine months ended September 27, 2015. During the nine months ended September 30, 2016, we had total borrowings of $310.0 million which were partially offset by debt repayments of $249.6 million. This compares to borrowings under the revolving credit facility of $320.0 million which was more than offset by debt repayments of $346.2 million during nine months ended September 27, 2015.

We paid $150.9 million and $200.6 million to repurchase 6.5 million and 7.0 million shares of our common stock during the nine months ended September 30, 2016 and September 27, 2015, respectively. During the nine months ended September 30, 2016, we paid dividends totaling $91.6 million, at a rate of $0.14 per share each quarter. During the nine months ended September 27, 2015, we paid dividends totaling $136.2 million, which included our first and second quarter payments at $0.20 per share each quarter, whereas the third quarter dividend, following the spin-off our publishing businesses, was at $0.14 per share.

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $386.2 million for the nine months of 2016 compared to $434.7 million for the same period in 2015. Our free cash flow for the nine months of 2016 is lower than the first nine months in 2015 driven by the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “Net cash flow from operating activities,” is cash flow from operating activities reduced by “Purchase of property and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities. Free cash flow for the first nine months of 2015 includes approximately $26.7 million of operating cash flows generated by our former publishing businesses which were spun off on June 29, 2015.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Nine Months Ended
	Sept. 30, 2016	Sept. 27, 2015

Net cash flow from operating activities	$454,763	$509,606
Purchase of property and equipment	(68,577)	(74,897)
Free cash flow	$386,186	$434,709
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described under Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K.

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

As of September 30, 2016, we had $1.24 billion in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $6.2 million. The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.41 billion as of September 30, 2016, and $4.31 billion as of December 31, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2016, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2015 Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below describes material changes from the risk factors disclosed in our 2015 Form 10-K and should be read in conjunction with the risk factors and information described therein.

The proposed separation of our Cars.com business unit from our Digital businesses is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On September 7, 2016, we announced our plan to spin-off our Cars.com business unit within our Digital Segment. The separation, which is expected to be completed in the first half of 2017, is subject to final approval of our Board of Directors. In addition, unanticipated developments, including possible delays in obtaining the necessary tax opinion, regulatory approvals or clearances and uncertainty of the financial markets, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently expected. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.

The proposed Cars.com separation may not achieve some or all of the anticipated benefits

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

The strategic revenue of CareerBuilder business unit is subject to various risks and uncertainties

On September 7, 2016, we also announced that we will conduct a strategic review of our CareerBuilder business unit within our Digital Segment, including a possible sale. There can be no assurance of the terms, timing of structure of any transaction involving such business, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. There were no share repurchases during the third quarter of 2016. As of September 30, 2016, we had $478.1 million remaining under this authorization.

Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016	TEGNA INC.

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

10-1
Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended as of June 29, 2015, and as further amended, amended and restated, supplemented or otherwise modified from time to time, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

10-2
Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A to the Ninth Amendment.
Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the fiscal quarters ended September 30, 2016 and September 27, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended September 30, 2016 and September 27, 2015, (iv) Condensed Consolidated Cash Flow Statements for the nine months ended September 30, 2016 and September 27, 2015, and (v) the notes to condensed consolidated financial statements.

Attached.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.