Form 10-K
period 2016-12-31
TEGNA INC
filed 2017-02-28
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Registrant’s telephone number, including area code: (703) 873-6600
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2016, was $4,949,634,035. The registrant has no non-voting common equity.
As of January 31, 2017, 214,716,069 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 4, 2017, is incorporated by reference in Part III to the extent described therein.

INDEX TO TEGNA INC.
2016 FORM 10-K

PART I

ITEM 1.BUSINESS

Overview
Our company is comprised of a dynamic portfolio of media and digital businesses that provide content that matters and brands that deliver. We deliver highly relevant, useful and smart content, when and how people need it, to make the best decisions possible. Our agile and forward-thinking portfolio is comprised of one of the largest, most geographically diverse television broadcasters in the U.S. and two leading digital companies, Cars.com and CareerBuilder. Combined, TEGNA’s brands have tremendous reach.
Our high margin operations generate strong and dependable cash flows and we are very financially disciplined. In addition, our strong balance sheet provides us the flexibility to invest in our businesses and to capitalize on opportunities for organic and acquisition-related growth while returning value to shareholders through dividends and share repurchases.
On September 7, 2016, we announced two strategic actions related to our Digital Segment. These strategic decisions, which are part of our ongoing transformation, are intended to enable us to continue to deliver value to shareholders and position us for future success. First, we announced our intention to spin-off our Cars.com business unit into a separate stand-alone public company. The spin-off will create two independent, publicly traded companies: TEGNA, the largest independent broadcast station group of major network affiliates in the top 25 markets, and Cars.com, a top online destination in the digital automotive marketplace. We expect to complete the spin-off in the first half of 2017. When we announced our intention to spin-off of Cars.com, we also declared our plans to conduct a strategic review of our 53% ownership interest in CareerBuilder, including a possible sale of it in conjunction with the other owners’ interests. We expect to complete our strategic review during the first half of 2017.
The strategic actions are part of our ongoing transformation. We believe the spin-off of Cars.com will provide each company with greater flexibility to invest in organic growth and pursue value enhancing investments and acquisitions. Both companies possess strong balance sheets and generate strong cash flow. When the spin is completed, each company will have tailored capital structures and shareholder return policies aligned with their distinctive businesses.
We believe that CareerBuilder’s breadth, scale, brand recognition, and continued successful transition as well as focus on fast-growing, higher-margin software as a service (SaaS) businesses offers a compelling value proposition. If CareerBuilder is divested, and upon completion of the anticipated spin-off of Cars.com, both TEGNA and Cars.com would become separate standalone businesses, one operating exclusively in broadcasting and the other in the digital automotive space. Should there be a sale of CareerBuilder, any transaction proceeds would provide TEGNA with even further financial flexibility.
We will maintain the current operating and reporting structure for both businesses and will continue to report their financial results in our continuing operations until the anticipated spin-off transaction is complete and during our strategic review of CareerBuilder. As such, we continue to operate the following two reportable segments:

TEGNA Media (Media Segment) - includes 46 television stations (including one station under service agreements) in 38 markets. We are the largest independent station group of major network affiliates in the top 25 markets, covering approximately one-third of all television households nationwide (more than 36 million households per Nielsen). We represent the #1 NBC affiliate group, #2 CBS affiliate group and #5 ABC affiliate group (excluding owner-operators). Each television station also has a robust digital presence across online, mobile and social, reaching consumers whenever, wherever they are across platforms. Throughout 2016, approximately 63 million visitors accessed our Media Segment’s digital properties each month (according to Adobe). Social media is now at the core of all we do and we have over 18 million social subscribers to our station accounts. Our stations keep viewers informed and engaged throughout the day. Along with the advantages associated with our scale, we are ratings leaders well-positioned to continue to take market share. We believe that content comes first, resulting in award-wining local programming and a unique bond with the communities we serve. We continue to make top-notch, innovative programming a priority and invest in local news and other special programming to ensure we stay connected to our audiences and empower them throughout the day.

TEGNA Digital (Digital Segment) - which primarily consists of the Cars.com, CareerBuilder, and G/O Digital businesses. Cars.com is a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. Cars.com averaged approximately 35 million visits each month during 2016, approximately 52% of which are mobile, and according to comScore, an average of approximately 11.8 million unique monthly visitors over the same time period. Leveraging its market-leading position and large audience, Cars.com also informs digital marketing strategies through consumer insights and innovative products, helping automotive dealers and manufacturers to reach in-market car shoppers more effectively.
In addition, we own a controlling 53% interest in CareerBuilder, a global, end-to-end human capital solutions company focused on helping employers find, hire and manage great talent. Combining advertising, software and services, CareerBuilder is an industry leader in recruiting solutions, employment screening and human capital management. CareerBuilder operates one of the largest job sites in North America, measured both by traffic and revenue, and has a presence in more than 60 markets worldwide. Together, Cars.com and CareerBuilder provide our advertising partners with access to two very important categories - automotive and human capital solutions.
Our Digital Segment also includes G/O Digital, a one-stop shop for digital marketing services for local businesses. As consumers conduct more of their daily lives and day-to-day business online, our digital assets position us well, providing a vast footprint available for our advertisers.

In addition to the above reportable segments, our corporate category includes activities that are not directly attributable or allocable to a specific reportable segment. This category primarily consists of broad corporate management functions including legal, human resources, and finance, as well as activities and costs not directly attributable to a particular segment.

General Company Information
TEGNA was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. We listed shares publicly for the first time in 1967 and reincorporated in Delaware in 1972. Our approximately 215 million outstanding shares of common stock are held by approximately 6,600 shareholders of record as of December 31, 2016. Our headquarters is located at 7950 Jones Branch Drive, McLean, VA, 22107. Our telephone number is (703) 873-6600 and our website home page is www.tegna.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).
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

Business Segments
We operate two business segments: Media and Digital. We organize our business segments based on management and internal reporting structure, the nature of products and services offered by the businesses within the segments, and the financial information that is evaluated regularly by our chief operating decision maker. Financial information for each of our reportable segments can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Media Segment
In 2016, our Media Segment generated net revenues of $1.93 billion, which represented 58% of our total consolidated net revenues. We have a presence in almost one-third of U.S. television households with a total market coverage throughout 2016 of more than 36 million households according to Nielsen reports. Our station portfolio includes 46 full-power stations including one station we service through services arrangements. We are diversified by region and network affiliation and are a leading company in the industry. Other than the three major networks (ABC, CBS, and NBC) themselves, we are the largest owner of stations affiliated with each of these three major networks in the top 25 markets.

The primary sources of our Media Segment’s revenues are: 1) core advertising which includes local and national non-political advertising; 2) political advertising revenues which are driven by elections and peak in even years (e.g. 2016, 2014) and particularly in the second half of those years; 3) retransmission revenues representing fees paid by satellite and cable operators and telecommunications companies to carry our television signals on their systems; 4) digital revenues which encompass digital marketing services and advertising on the stations’ websites, tablet and mobile products; and 5) other services, such as production of programming from third parties and production of advertising material.
The advertising revenues generated by a station’s local news programs make up a significant part of its total advertising revenues. Advertising rates are influenced by the demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local populations, the concentration of businesses, local economic conditions in general, and the popularity of the station’s programming. As the market fluctuates with supply and demand, so does the station’s pricing. Almost all national advertising is placed through independent advertising representatives. Local advertising time is sold by each station’s own sales force.
Generally, a network provides programs to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within the network programs, while our television stations sell the remaining available commercial advertising spots. Our television stations also produce local programming such as news, sports, and entertainment.
Broadcast affiliates and their network partners continue to have the broadest appeal in terms of household viewership, viewing time and audience reach. The overall reach of events such as the Olympics and NFL Football, along with our extensive local news and non-news programming, continues to surpass the reach in viewership of individual cable channels. Our ratings and reach are driven by the quality of programs we and our network partners produce and by the strong local connections we have to our communities, which gives us a unique position among the numerous program choices viewers have, regardless of platform.
Media’s entire portfolio of NBC, CBS, ABC and FOX stations are under long-term affiliation agreements. Additionally, there are several initiatives underway that we expect to contribute additional revenue and cash flow growth in the coming years to offset the impact of increasing programming fees.
Strategy: Our Media Segment’s quality and scale drives its success. Our television stations empower the people we serve, delivering highly relevant, useful and smart content. From our successful renewals of retransmission agreements and the creation of original, innovative programming to expanded coverage and increased focus on our communities, we had a very strong year in 2016. We initiated significant efforts to transform our content and connect with audiences in new, powerful ways. With increased alignment between our digital and linear television properties as well as increased focus on station-to-station content sharing, we delivered more cross-platform reporting than ever before.

Our continued focus and investment in innovation for 2017 and beyond is key to our financial results and growth in the future. Innovations like Hatch, our centralized marketing solutions group, combined with our new Pricing and Business Intelligence team, a comprehensive content innovation plan, and Premion, our newly launched over-the-top (OTT) advertising service, are all positively impacting our business and advancing the way we meet our consumers and our customers’ needs. Key elements of our Media Segment’s strategy are as follows:
Continue to invest in quality content. Our scale has allowed us to invest in comprehensive content and digital innovation initiatives. Our focus on data-driven editorial processes, new storytelling formats, unique visual presentations and more are all helping to deliver content audiences demand. During 2016, we saw audience gains from new talent-driven shows focused on authentic personalities and informal presentations. We saw significant gains in market share from new production styles on digital and social media platforms. We also saw ratings gains from new data-driven processes that brought our storytellers and consumers closer than ever before.
Increase engagement across all platforms. Our Media Segment continues to focus on increasing engagement on all platforms with local customers, including digital marketing services and advertising on the stations’ desktop, tablet and mobile products. In this regard, 2016 was a pivotal year in our Media Segment’s digital development. Several significant product, technology, monetization and staffing building blocks were put in place to position us to capitalize on key trends in the fast-moving and evolving digital landscape.

•
The first trend was a move to embrace a SaaS approach to digital product development. Rather than building all technologies in-house and incurring significant staffing and capital expenses, we began to leverage best-in-class SaaS providers to rapidly enable and iterate on new features and functionalities while augmenting critical components with a small internal team to create unique opportunities and differentiated experiences. This allowed our Media Segment to optimize user experience and create personalized content.

•
The second key trend is our continued development of products based on the movement of audiences to mobile and off-platform channels such as social and Internet-enabled television services commonly referred to as “over the top” or “OTT”. We have made significant strides engaging consumers based on these new digital content consumption patterns measured by number of Facebook video plays and social interactions according to CrowdTangle and Omniture.

•
The third trend is around monetization as our Media Segment has effectively optimized its programmatic advertising scale and efficiencies. We believe these key initiatives in 2016 along with the hiring of digital executive leadership have our Media Segment well positioned for an exciting 2017.

Enhance our digital product offerings to further increase traffic. Our television stations continue to experience strong demand for digital product offerings and product improvements continue to be favorably received by consumers. In 2016, total video plays increased 9% from 2015 on our own platforms while off platform (primarily Facebook and YouTube) surpassed 2 billion video plays (according to Facebook Insights and YouTube Analytics). Usage of our mobile and tablet apps, as well as mobile web, continues to be strong. Product enhancements to both the desktop and mobile digital products occur every year and are part of a continuous cycle of improving the customer experience and increasing consumer engagement.
Capitalize on growth in social media. Our Media Segment is positioned to maximize engagement through social media. There is a strong synergistic relationship between social media and television and we continue to explore ways to socially engage consumers on all screens for all types of programs, from major sporting events such as the Super Bowl, March Madness, and the Olympics to signature television events such as the Grammys and Academy Awards. Our social media reach grew over 40% in 2016 and now totals over 18 million followers on Twitter, Facebook and Instagram (according to CrowdTangle).
Retransmission consent agreements: Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcast satellite operators to carry the station’s signal or (2) require such cable and satellite operators to negotiate retransmission consent agreements to secure carriage. At present, we have retransmission consent agreements with the majority of cable operators and satellite providers for carriage of our television stations. We also have retransmission agreements with major telecommunications companies. Revenue from television retransmission fees has increased steadily in the last several years, better reflecting the value of the content that our Media Segment provides. While television spot advertising still represents a majority of Media Segment revenues (approximately 62% in 2016), the contribution from retransmission revenues continues to grow. In 2016, our Media Segment renegotiated several new retransmission agreements with major carriers. We believe our content and scale will allow us to grow market share and secure further retransmission fee revenue growth in 2017 and beyond, as we work over the coming years to close the economic gap between the value we provide and the fees that we are currently receiving from many carriers.
Programming and production: The costs of locally produced and purchased syndicated programming is a significant portion of television operating expenses. Syndicated programming costs are determined based on several market factors, including demand from the independent and affiliated stations within the market. In recent years, our television stations have expanded our locally produced news and entertainment programming in an effort to provide programs that distinguish the stations from the competition and to be more cost effective. Due to our scale, we provide stations additional resources from other markets to cover major breaking news stories which gives us a competitive advantage.

Competition: Our Media Segment competes for audience share and advertising revenues primarily with other local television broadcasters (including network-affiliated and independent) and with other advertising media, such as radio broadcasters, multichannel video programming distributors (MVPDs), newspapers, magazines, direct mail and Internet media. Other sources of competition for our media stations include home video and audio recorders and players, direct broadcast satellite, low power television, internet radio, video offerings (both wire line and wireless) of telephone companies as well as developing video services. Within their respective Designated Market Area (DMA), our stations compete for audience share and audience composition which is largely driven by program popularity. Our share of the DMA has a direct effect on the rates we are able to charge advertisers. MVPDs can also increase competition by bringing additional cable network channels and content into the DMA.
The advertising industry is dynamic and rapidly evolving. Our stations compete in the emerging local electronic media space, which includes the Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities and OTT. The technology that enables consumers to receive news and information continues to evolve.
Regulation: Our television stations are operated under the authority of the Federal Communications Commission (FCC or Commission), the Communications Act of 1934, as amended (Communications Act), and the rules and policies of the FCC (FCC regulations). As a result, our television stations are subject to a variety of obligations, such as restrictions on the broadcast of material deemed “indecent” or “profane,” requirements to provide or pass through closed captioning for most programming, rules requiring the public disclosure of certain information about our stations’ operations, and the obligation to offer programming responsive to the needs and interests of our stations’ communities. The FCC may alter or add to these requirements, and any such changes may affect the performance of our business. Certain significant elements of the FCC’s current regulatory framework for broadcast television are described in further detail below.
Television broadcast licenses generally are granted for periods of eight years. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. We believe we are in substantial compliance with the applicable provisions of the Communications Act and FCC regulations.
FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. FCC regulations governing media ownership limit, or in some cases prohibit, the common ownership or control of most communications media serving common market areas (for example, television and radio; television and daily newspapers; or radio and daily newspapers). FCC regulations permit common ownership of two television stations in the same market in certain defined circumstances, including situations where at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition and at least eight independently owned television stations would remain after the acquisition. The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. Until recently, FCC regulations permitted stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In September 2016, however, the FCC adopted an order repealing the UHF discount, which has been challenged at the FCC and in court. Our 45 television stations (excluding the station we currently service under a services arrangement) reach approximately 27% of U.S. television households when the UHF discount is applied and approximately 32% without the UHF discount.
The FCC is required under the Communications Act to review its media ownership rules every four years. In an August 2016 order concluding its most recent quadrennial review, the FCC decided to retain in large part its existing limits on television ownership and cross-ownership. In addition, the order readopted rules - previously struck down by the U.S. Court of Appeals for the Third Circuit - that make certain television joint sales agreements (JSAs) attributable in calculating compliance with the local television ownership limits. The order included a grandfathering provision, so that any such JSAs in effect as of March 31, 2014, may remain in place and be assigned or transferred through September 30, 2025. The FCC also will require the disclosure of shared services agreements (SSAs) in stations’ online public inspection files, though these agreements generally are not deemed to be attributable ownership interests. We are party to a transition services agreement (which is similar to, but more limited than, the typical shared services agreement) and a JSA with a third party that owns a television station in Tucson, where we also own a television station. Our JSA is subject to the FCC’s grandfathering provision and, if attributed, would have an insignificant impact on our overall attributable ownership interest. We are not party to any other JSAs or SSAs. The FCC’s recent quadrennial review order is being challenged at the FCC and in court. If upheld, the order could restrict our ability to enter into future transactions and may require us to disclose more information about our station operations.
In 2015, the FCC adopted new rules required by the STELA Reauthorization Act of 2014 that prohibit same-market television broadcast stations from coordinating or jointly negotiating for retransmission consent unless they are under common control. Congress also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The Commission conducted the required proceeding but did not adopt any additional rules concerning these negotiations. Separately, in March 2014, the FCC put forward a proposal to eliminate the Commission’s network non-duplication and syndicated exclusivity rules, which provide television stations with the right to enforce exclusivity rights that prohibit cable operators and direct broadcast satellite systems from importing out-of-market television stations with duplicating programming during a retransmission consent dispute or otherwise. To date, the FCC has taken no action on this proposal. If such changes were adopted, they could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations and, as a result, adversely impact our revenue from retransmission and advertising.

Congress authorized the FCC to conduct a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. The repacking will require that certain television stations move to different channels, and some stations may have smaller service areas and/or experience additional interference. Congress has required that the FCC make “all reasonable efforts” to preserve the coverage area and population served of full-power and Class A television stations. The legislation authorizing the incentive auction and repacking establishes a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Between January 12, 2016, and February 6, 2017, a “quiet period” under the FCC’s auction rules prohibited broadcast television licensees eligible to participate in the reverse-auction phase of the incentive auction from directly or indirectly communicating with each other or with forward-auction applicants regarding licensees’ bids or bidding strategies in the incentive auction. On January 18, 2017, the FCC announced that the necessary conditions had been met for the auction to close once the current round of bidding for wireless licenses is complete, and on February 6, 2017, the FCC waived the quiet-period rules as they applied to discussions of broadcast television licensees’ reverse-auction bids and bidding strategies. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The FCC has notified us that 13 of our stations will be repacked to new channels; we will be eligible to seek reimbursement for costs associated with implementing these changes. In addition, a station that is not required to move channels may be eligible to apply for an alternate post-auction channel or expanded facilities in the event the station is predicted to experience increased interference resulting in a greater than one percent loss in population served, although costs associated with such changes would not be eligible for reimbursement. We also own various low-power television stations, which are not entitled to repacking protection and may be displaced. Any such displaced low-power stations either would need to cease operations or be relocated to a new channel (if one is available) at our expense. It is still too early to predict the ultimate impact of the incentive auction and repacking upon our business, as this impact will depend upon numerous factors, including the results of the incentive auction and repacking with respect to other television stations in our markets and adjacent markets. The FCC will publicly release the full auction results, including a complete list of all stations repacked to new channels, at a later date.
In December 2014, the FCC proposed to expand the definition of “MVPD” to include certain “over-the-top” distributors of video programming that stream content to consumers over the Internet. If the FCC adopts this proposal, it could result in changes to how our stations’ signals are distributed, as well as how our video programming competitors reach viewers. We are unable to predict at this time whether the FCC will adopt this proposal or what the effect on our retransmission and advertising revenues would be, if any.

Digital Segment
Our Digital Segment is comprised of three business units: Cars.com, CareerBuilder, and G/O Digital. In December 2016 we sold our Cofactor business unit. In 2016, our Digital Segment generated net revenues of $1.41 billion, which represented 42% of our total consolidated net revenues.
Cars.com offers credible and easy-to-understand information from consumers and experts that help car buyers to price and find new and used vehicles and car owners to find qualified service and repair providers. Additionally, Cars.com operates Auto.com, DealerRater.com, NewCars.com and PickupTrucks.com, specialized websites directed towards different consumer segments. Leveraging its market-leading position and growing audience, Cars.com also informs digital marketing strategies through consumer insights and innovative products, helping automotive dealers and manufacturers to reach in-market car shoppers more effectively.
Cars.com generates revenues through the sale of online subscription advertising products targeting car dealerships through its own direct sales force as well as its affiliate sales channels. Cars.com hosts approximately 4.7 million vehicle listings at any given time and serves approximately 20,000 franchise and independent car dealers throughout all 50 states. Cars.com also generates revenue through the sale of display advertising to national advertisers. In January 2015, Cars.com expanded into the area of service, introducing RepairPal Certified, a solution that provides information about reputable certified repair shops and allows consumers to get estimates on potential vehicle repairs. In August 2016, TEGNA acquired DealerRater, the industry’s largest automotive consumer review website, which is consolidated into our Digital Segments results. With nearly 2.8 million consumer reviews of local dealers, DealerRater harnesses the power of social media to help consumers decide which person to ask for advice when they call or arrive at a dealership.
CareerBuilder offers a wide array of solutions that help employers around the world match the right candidate to the right opportunity at the right cost. CareerBuilder has been executing a strategic shift from an advertising-driven business to a business focused on SaaS for human capital. During this transformation, CareerBuilder has built an integrated software platform to handle all aspects of the candidate lifecycle and employee lifecycle, leveraging its existing job advertising and other assets to extend capabilities into a full service software platform.
CareerBuilder has built a pre-hire software platform, providing everything from high-powered candidate sourcing and mass job distribution to talent and labor market analysis, candidate tracking and automatic candidate relationship management - all in one place. Through its technology, constant innovation and customer care delivered at every touch point, CareerBuilder is helping employers hire the best talent, faster.
Revenues are generated by providing recruitment solutions, employment screening and human capital management solutions, and through sales of employment advertising placed with CareerBuilder’s owners’ affiliated media organizations.

CareerBuilder made two strategic acquisitions during 2016. First, on March 1, 2016, it acquired Aurico, a provider of background screening and drug testing, which expanded the pre-hire employer service offerings. Second, on September 2, 2016, it acquired a 75% interest in Workterra, a cloud-based human capital management platform that provides onboarding, benefits administration, wellness and compliance solutions to employers, a move that expanded CareerBuilder’s suite of software solutions into the post-hire sector.
CareerBuilder serves both U.S. and international customers. Through its websites and partnerships, CareerBuilder has a presence in more than 60 countries worldwide, including Europe, Canada, Asia, and Australia. In 2016, U.S. customers accounted for 89% and international customers accounted for 11% of CareerBuilder’s net revenue.
In addition, our Digital Segment includes our G/O Digital business which is a one-stop-shop for local businesses looking to connect with media consumers through digital marketing, including via search, social and email advertising.
Strategy: The Digital Segment is driving significant growth as our businesses meet evolving consumer demand.
Cars.com’s strategy is to offer an innovative mix of complementary products and services that create seamless and confident car buying experiences for consumers and efficient marketing solutions for advertisers. Key elements of Cars.com’s strategy to achieve these objectives are as follows:
Leverage competitive strengths to provide targeted, integrated solutions to advertisers. Cars.com intends to leverage its many competitive advantages including its innovative digital advertising services products and brand recognition as a trusted, unbiased third-party research platform to create tailored media and marketing plans that efficiently target in-market consumers, drive dealership car buyer traffic and reinforce advertisers’ message and digital presence. Cars.com is a highly attractive advertising and marketing resource due to its offering of thoughtfully-crafted digital strategies that meet the unique needs of automobile industry marketers and advertisers.
Expand into new markets and continue to offer new complementary products and services. Cars.com believes that there are significant opportunities to expand into adjacent markets in the automotive industry and potentially enter into new industry verticals. As indicated by Cars.com’s successful launches of Sell & Trade and Event Positions, its partnership with RepairPal Certified and the recent acquisition of DealerRater, Cars.com believes its expertise in dealer operations and the retail automotive industry, along with its ability to manage data and develop technological solutions, can be leveraged to provide solutions to the challenges that consumers, retailers, manufacturers and advertisers face in other aspects of the automotive and ancillary industries.
Increase mobile solutions to further drive car buyer traffic. Cars.com believes that on-the-go mobile device car buying research and comparison applications have been playing and will continue to play an increasingly important role in the digital automotive marketplace industry. Cars.com has seized on the opportunities presented by this trend. Visits to Cars.com from smartphones have continued to increase, and at the end of 2016, approximately 52% of total Cars.com shoppers visit the Cars.com sites from mobile devices (according to Adobe Analytics). Cars.com’s user-friendly mobile applications provide in-market car shoppers with real-time, credible research and price comparison tools while they are on the lot and actively engaged in the car buying process.

Supplement organic growth with selective acquisitions. Cars.com believes it will be well-positioned to pursue value-enhancing investments and acquisitions in the increasingly competitive digital automotive marketplace industry. Cars.com will be both opportunistic and disciplined in its acquisition strategy.
CareerBuilder had a very productive year, returning to revenue growth and accelerating sales across all its human capital solutions. CareerBuilder’s pre-hire platform has proven to be one of most innovative offerings on the market, enabling CareerBuilder to offer a mix of recruitment advertising and SaaS solutions, which has resulted in time and cost savings for customers.
CareerBuilder has continued its transformation into a global HR SaaS leader, combining its advertising products with software and services to create a single unified solution for recruiters and employers. The SaaS platform is in addition to CareerBuilder’s existing product line, and not a departure from the core business. CareerBuilder continues to grow its SaaS product offering, achieving SaaS revenues of $162 million in 2016, up 8% from 2015. CareerBuilder is also moving into post-hire solutions with its recent acquisition of Workterra which we anticipate will open up new revenue streams and serve our customers in an even more robust way.
Also, in November 2016, CareerBuilder announced it is collaborating with Google and plans to use the Google Cloud Jobs API to power job search on the site. CareerBuilder has begun leveraging Google’s extensive search and machine-learning capabilities to make job search results faster and more relevant.
Competition: Our Digital Segment faces significant competition from other websites offering integrated Internet products and services, networking websites and e-commerce websites. Several competitors offer online services and/or content in a manner similar to us that competes for the attention of the users of our offerings and advertisers. Specifically, Cars.com competes for a share of total digital advertising spend in the U.S. automotive market. The digital automotive industry is constantly evolving. Low barriers to entry allow new competitors to enter the market with new products, possibly putting pressure on Cars.com’s pricing structure.
In recent years, dealers have shifted an increasing portion of their advertising budgets to new entrants with niche advertising products. Dealers also continue to invest in search engine marketing to drive traffic directly to their own websites, bypassing third-party sites while still investing in traditional media such as television, radio and newspapers. Cars.com has maintained a leadership position through its award-winning site and through innovative new products for its advertisers, and it believes that as the competitive climate evolves, the need to innovate and to connect an advertiser’s investment to eventual sales at a local level will be of increasing importance.

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

Employees
At the end of 2016, TEGNA and its subsidiaries employed approximately 10,100 full-time and part-time people, including approximately 3,300 at CareerBuilder.

	2016	2015
Media	4,908	5,020
Digital	5,014	4,785
Corporate	199	215
Total	10,121	10,020

Approximately 6% of our employees in the U.S. are represented by labor unions. They are represented by 24 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining. All of our union employees are employed by our Media Segment.

Environmental and Sustainability Initiatives
We are committed to managing our environmental impact responsibly and protecting the environment through our media programs and our charitable endeavors.
Our television stations regularly cover environmental and sustainability issues that affect their communities. In 2016, we focused particular attention on water safety. KPNX in Phoenix reported on high uranium levels in the water of a rural, majority Native American community that had not been disclosed to residents. Authorities in Arizona subsequently announced enhanced notification measures in the event of future water quality violations. KBMT in Beaumont also addressed water quality concerns in their region, exposing unsafe contaminant levels in local water as well as the inadequacy of current testing programs. Our station in Spokane, KREM, investigated the testing for water contamination at schools in the Inland Northwest. That report identified a gap in the water testing program that could result in exposure of children to drinking water with elevated levels of lead and copper. In addition, KING in Seattle reported on several ecological issues impacting the Pacific Northwest. KING filmed Washington Department of Fish and Wildlife boat patrols aimed at preventing halibut poaching. In another story, KING covered the release of nine orphaned bears into the wild after lengthy care at a wildlife center. The station also aired reports on the rehabilitation of an endangered sea turtle, which included a hyperbaric treatment used for the first time on an animal as well as a Coast Guard flight from Seattle to San Diego.
We are focused on energy efficiency and reducing our carbon footprint. We sold our corporate headquarters facility in the fourth quarter of 2015, and will be relocating to leased office space of much reduced size in a new, energy-efficient (LEED NC Certified Gold) office building. In connection with this move, we initiated a digitization project to convert paper files to digital files, which will help us reduce our paper storage and usage and further shrink our real estate footprint. We have also installed more energy efficient systems and appliances at some of our facilities. For example, KARE and KREM initiated a LED lighting project and KSDK completed a boiler replacement project resulting in a reduction of electrical and heating costs. WUSA9-TV recently finished the installation of new state-of-the-art solar panels at its Washington, DC studio building, becoming the first local television station to create its own renewable source of electricity to reduce its carbon footprint. Other LED lighting projects are scheduled for 2017.
TEGNA employees and their families took part in nearly 50 Make A Difference Day projects in 2016. Make A Difference Day is one of the largest annual single-days of service nationwide. Since 1992, volunteers and communities have come together on Make A Difference Day with a single purpose: to improve the lives of others. Volunteer efforts often include environmentally beneficial projects such as planting trees or gardens, cleaning up trash and planting sod.
The TEGNA Foundation supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. One of the TEGNA Foundation’s community action grant priorities is environmental conservation.

MARKETS WE SERVE
TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORMS

State/District of Columbia	City	Station/web site	Channel/Network	Affiliation Agreement Expires in	Market TV Households (5)	Founded
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2021	(6)	1970
	Phoenix	KPNX-TV: 12news.com	Ch. 12/NBC	2021	1,890,100	1953
	Tucson	KMSB-TV: tucsonnewsnow.com	Ch. 11/FOX	2019	425,860	1967
		KTTU-TV(1): tucsonnewsnow.com	Ch. 18/MNTV	2018	425,860	1984
Arkansas	Little Rock	KTHV-TV: thv11.com	Ch. 11/CBS	2019	547,950	1955
California	Sacramento	KXTV-TV: abc10.com	Ch. 10/ABC	2018	1,379,770	1955
Colorado	Denver	KTVD-TV: my20denver.com	Ch. 20/MNTV	2018	1,630,380	1988
		KUSA-TV: 9news.com	Ch. 9/NBC	2021	1,630,380	1952
District of Columbia	Washington	WUSA-TV: wusa9.com	Ch. 9/CBS	2019	2,476,680	1949
Florida	Jacksonville	WJXX-TV: firstcoastnews.com	Ch. 25/ABC	2018	688,500	1989
		WTLV-TV: firstcoastnews.com	Ch. 12/NBC	2021	688,500	1957
	Tampa-St. Petersburg	WTSP-TV: wtsp.com	Ch. 10/CBS	2019	1,908,590	1965
Georgia	Atlanta	WATL-TV: myatltv.com	Ch. 36/MNTV	2018	2,412,730	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2021	2,412,730	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2019	232,910	1953
Idaho	Boise	KTVB-TV(3): ktvb.com	Ch. 7/NBC	2021	270,200	1953
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2018	662,170	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2019	641,620	1957
		WUPL-TV(4): wupltv.com	Ch. 54/MNTV	2018	641,620	1955
Maine	Bangor	WLBZ-TV: wlbz2.com	Ch. 2/NBC	2021	133,310	1954
	Portland	WCSH-TV: wcsh6.com	Ch. 6/NBC	2021	383,700	1953
Michigan	Grand Rapids	WZZM-TV: wzzm13.com	Ch. 13/ABC	2018	709,670	1962
Minnesota	Minneapolis-St. Paul	KARE-TV: kare11.com	Ch. 11/NBC	2021	1,742,530	1953
Missouri	St. Louis	KSDK-TV: ksdk.com	Ch. 5/NBC	2021	1,215,570	1947
New York	Buffalo	WGRZ-TV: wgrz.com	Ch. 2/NBC	2021	596,710	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2021	1,189,950	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2019	690,050	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2021	1,498,960	1948
Oregon	Portland	KGW-TV(2): kgw.com	Ch. 8/NBC	2021	1,143,670	1956
South Carolina	Columbia	WLTX-TV: wltx.com	Ch. 19/CBS	2019	400,790	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2021	514,610	1956
Texas	Abilene-Sweetwater	KXVA-TV: myfoxzone.com	Ch. 15/FOX	2017	113,080	2001
	Austin	KVUE-TV: kvue.com	Ch. 24/ABC	2018	771,210	1971
	Beaumont-Port Arthur	KBMT-TV: 12newsnow.com	Ch. 12/ABC	2018	165,120	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2018	209,760	1964
	Dallas/Ft. Worth	WFAA-TV: wfaa.com	Ch. 8/ABC	2018	2,713,380	1949
	Houston	KHOU-TV: khou.com	Ch. 11/CBS	2019	2,450,800	1953
	San Angelo	KIDY-TV: myfoxzone.com	Ch. 6/FOX	2017	56,680	1984
	San Antonio	KENS-TV: kens5.com	Ch. 5/CBS	2019	938,660	1950
	Tyler-Longview	KYTX-TV: cbs19.tv	Ch. 19/CBS	2019	265,690	2008
	Waco-Temple-College Station	KCEN-TV: kcentv.com	Ch. 9/NBC	2021	357,720	1953
Virginia	Hampton/Norfolk	WVEC-TV: 13newsnow.com	Ch. 13/ABC	2018	717,170	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2021	1,808,530	1948
		KONG-TV: king5.com	Ch. 16/IND	N/A	1,808,530	1997
	Spokane	KREM-TV: krem.com	Ch. 2/CBS	2019	422,550	1954
		KSKN-TV: spokanescw22.com	Ch. 22/CW	2021	422,550	1983
(1) We service this station under service arrangements.

(2)	We also own KGWZ-LD, a low power television station in Portland, OR.

(3)	We also own KTFT-LD (NBC), a low power television station in Twin Falls, ID.

(4)	We also own WBXN-CA, a Class A television station in New Orleans, LA.

(5)	Market TV households is number of television households in each market, according to 2016-2017 Nielsen figures.

(6)	KNAZ weekly audience is reported as part of KPNX.
Regional news channel, Northwest Cable News (NWCN) in Seattle/Tacoma, WA, was shut down on January 6, 2017. We operate two local news channels, 24/7 NewsChannel in Boise, ID and NewsWatch on Channel 15 in New Orleans, LA. These operations provide news coverage and certain other programming in a comprehensive 24-hour a day format using the resources of our television stations in several markets.

DIGITAL
Cars.com: www.cars.com Headquarters: Chicago, IL
CareerBuilder: www.careerbuilder.com Headquarters: Chicago, IL
G/O Digital: www.godigitalmarketing.com Headquarters: Phoenix, AZ

INVESTMENTS We have non-controlling ownership interests in the following companies:
4Info: www.4info.com
Captivate: www.captivate.com
Gannett Co., Inc.: www.gannett.com
Kin Community: www.kincommunity.com
Livestream: www.livestream.com
RepairPal: www.repairpal.com
Topix: www.topix.com
Video Call Center: www.thevideocallcenter.com
Whistle Sports: www.whistlesports.com
WinnersView: www.winnersview.com

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks and uncertainties and investors should consider carefully the following risk factors before investing in our securities. We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may adversely affect our business and the trading price of our securities.

Changes in economic conditions in the U.S. markets we serve may depress demand for our products and services
We generate a significant portion of our revenues in our Media Segment from the sale of advertising at our television stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. As a result, our operating results depend on the relative strength of the economy in our principal television and digital markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact all key advertising revenue categories. In addition, declining economic conditions could adversely affect employment conditions and consumer sentiment, reducing demand for the product offerings of CareerBuilder and Cars.com, which could impair our ability to maximize the value to our shareholders of these assets or to grow our Digital revenues.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in core and new businesses
Advertising produces the majority of our revenues from our Media Segment, with our stations’ affiliated desktop, mobile and tablet advertising revenues being an important component. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies. These innovations may affect our ability to generate television audience, which may make our television stations less attractive to both household audiences and advertisers. This competition may make it difficult for us to grow or maintain our Media Segment revenues.

Our Media Segment is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control
In fiscal year 2016, 69% of our Media Segment’s revenues were derived from television spot and digital advertising. Demand for advertising is highly dependent upon the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. During an economic downturn, demand for advertising may decrease. Our Media Segment’s advertising revenues can also vary substantially from year to year, driven by the political election cycle (e.g., even years); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising, and the competitive nature of the elections impacting viewers within our stations’ markets.
In addition, shifting viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack
Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, broadcasting disruptions, and loss of sales and customers, causing our business and results to be impacted.
Furthermore, attempts to compromise information technology systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches beyond our control. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are constantly changing. A breach or successful attack could have a negative impact on our operations or business reputation. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from any future breaches of our systems.

As has historically been the case in the broadcast sector, loss of or changes in affiliation agreements or retransmission consent agreements could adversely affect operating results for our Media Segment’s stations
Most of our stations have network affiliation agreements with the major broadcast television networks (ABC, CBS, NBC, and Fox). These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. In most cases, we also make cash payments to the networks.
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
On September 7, 2016, we announced our intention to spin-off our Cars.com business unit within our Digital Segment. The separation, which is expected to be completed in the first half of 2017, is subject to final approval of our Board of Directors. In addition, unanticipated developments, regulatory approvals or clearances and uncertainty in the financial markets, could delay or prevent the completion of the proposed separation or cause the proposed separation to occur on terms or conditions that are different from those currently anticipated. As a result, we cannot assure that we will be able to complete the proposed separation on the terms or the timeline that we announced, if at all.

The proposed Cars.com separation may not achieve some or all of the anticipated benefits
Executing the proposed separation of Cars.com will require us to incur costs as well as time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, which could adversely affect our business, financial condition, and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our business. Even if the proposed separation is completed, we may not realize some or all of the anticipated benefits from the separation and the separation may in fact adversely affect our business. As independent, publicly traded companies, both TEGNA and Cars.com will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions and competitive pressures, which could materially and adversely affect their respective businesses, financial condition and results of operations. There can be no assurance that the combined value of the common stock of the two publicly traded companies following the completion of the proposed separation will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

The strategic review of CareerBuilder business unit is subject to various risks and uncertainties
On September 7, 2016, we also announced that we will conduct a strategic review of our CareerBuilder business unit within our Digital Segment, including a possible sale. There can be no assurance of the terms, timing or structure of any transaction involving such business, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties.

There could be significant liability if the spin-off of the publishing businesses is determined to be a taxable transaction
In June 2015, we spun off our former publishing businesses, Gannett Co. Inc. (Gannett). In connection with the Gannett spin-off, we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and Gannett regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.
Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the Gannett separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or Gannett after the separation. If the Gannett separation is determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates and terms as it matures
At December 31, 2016, we had approximately $4.08 billion in debt and approximately $844 million of undrawn additional borrowing capacity under our revolving credit facility that expires in 2020. This debt matures at various times during the years 2017-2027. While our cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is unpredictable and volatile credit markets could make it harder for us to obtain debt financings generally.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets
Our media and digital operations are subject to government regulation. Changing regulations, particularly FCC regulations which affect our television stations, may impair or reduce our leverage in negotiating affiliation or retransmission agreements, adversely affecting our revenues, or result in increased costs, reduced valuations for certain broadcasting properties or other impacts, all of which may adversely impact our future profitability. All of our television stations are required to hold television broadcasting licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances, the FCC is not required to renew any license and could decline to renew future license applications.

The value of our existing intangible assets may become impaired, depending upon future operating results
Goodwill and other intangible assets were approximately $7.08 billion at December 31, 2016, representing approximately 83% of our total assets. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary, as occurred in 2014-2016 (see Notes 4 and 12 to the consolidated financial statements). We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Media Segment
Our media facilities are adequately equipped with the necessary television digital broadcasting equipment. We own or lease 49 transmitter facilities. All of our stations have converted to digital television operations in accordance with applicable FCC regulations. Our broadcasting facilities are adequate for present purposes. A listing of television station locations can be found on page 10.

Digital Segment
Generally, our digital businesses lease their facilities. This includes facilities for executive offices, sales offices and data centers. Our facilities are adequate for present operations. We believe that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of our significant Digital facilities can be found on page 11.

Corporate facilities
In October 2015, we sold our corporate headquarters in McLean, VA for a purchase price of $270 million. Since the sale, we have been leasing a portion of the facility pursuant to a lease which runs through January 2019.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 13 of the Notes to consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA. Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 4 and 15 of this Form 10-K. Information about debt securities sold in private transactions may be found on page 28 of this Form 10-K.

TEGNA Common Stock Prices
High-low range by fiscal quarters based on NYSE-composite prices. On June 29, 2015, the first day of the fiscal third quarter, we completed the separation of our publishing business (Gannett) through a spin-off transaction. TEGNA’s common stock prices in and after the third quarter of 2015 reflect the price impact of the spin-off transaction.

		Dividends Paid Per Share	Common Stock Prices
Year	Quarter		Low	High
2016	First	$0.14	$21.37	$25.08
	Second	$0.14	$21.77	$24.30
	Third	$0.14	$20.16	$25.00
	Fourth	$0.14	$18.02	$23.25
	Total 2016	$0.56	$18.02	$25.08

2015	First	$0.20	$29.62	$36.56
	Second	$0.20	$34.27	$38.01
	Third	$0.20	$22.42	$32.97
	Fourth	$0.14	$21.85	$28.68
	Total 2015	$0.74	$21.85	$38.01

Following the Gannett spin-off on June 29, 2015, we announced that we would begin paying a regular quarterly cash dividend of $0.14 per share. We paid dividends totaling $121.6 million in 2016 and $167.5 million in 2015 (excluding the special spin-off distribution of our publishing businesses). We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
10/1/16 - 10/31/16	—	—	—	$478,143,186
11/1/16 - 11/30/16	143,428	$21.47	143,428	$475,063,548
12/1/16 - 12/31/16	354,193	$22.29	354,193	$467,169,358
Total Fourth Quarter 2016	497,621	$22.05	497,621	$467,169,358

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. We spent $161.9 million in 2016 to repurchase 7.0 million of our shares, at an average price per share of $23.18. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2016, approximately $467 million remained under this authorization.

Comparison of shareholder return – 2012 to 2016
The following graph compares the performance of our common stock during the period December 25, 2011, to December 31, 2016, with the S&P 500 Index, and a peer group index we selected.
Our peer group includes Angie’s List Inc., CBS Corp., Constant Contact Inc., Discovery Communications Inc., E.W. Scripps Company, Gray Television Inc., Groupon Inc., Harte Hanks Inc., IAC/InterActiveCorp, LinkedIn Corp., Media General, Inc., Meredith Corp., Monster Worldwide Inc., Nexstar Broadcasting Group Inc., Sinclair Broadcast Group Inc., Tribune Media Company, Yahoo Inc., and Yelp Inc. (collectively, the “Peer Group”). Our Peer Group reflects our business segments and includes both media and digital companies.
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.
The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the Peer Group index at closing on December 25, 2011. It assumes that dividends were reinvested monthly with respect to our common stock (including, as it relates to the Gannett spin-off, the aggregate value of the former publishing businesses as distributed to our shareholders), daily with respect to the S&P 500 Index and monthly with respect to each Peer Group company.

	2011	2012	2013	2014	2015	2016
TEGNA Inc.	$100	$141.43	$239.70	$265.70	$287.36	$230.73
S&P 500 Index	$100	$116.00	$153.57	$174.60	$177.01	$198.18
Peer Group	$100	$112.13	$200.96	$194.96	$153.84	$170.34

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2012 through 2016 is contained under the heading “Selected Financial Data” on page 67 and is derived from our audited financial statements for those years.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
Our company is comprised of a dynamic portfolio of media and digital businesses that provide content that matters and brands that deliver. Our media business includes 46 television stations operating in 38 markets, offering high-quality television programming and digital content. Our digital business primarily consists of our Cars.com and CareerBuilder business units that operate in the automotive and human capital solutions industries. Cars.com is a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. CareerBuilder helps companies target, attract and retain workforce talent through an array of product offerings including talent management software and other advertising and recruitment solutions.
On September 7, 2016, we announced our intention to spin-off the Cars.com business unit into a separate stand-alone public company and we also announced our plans to conduct a strategic review of our 53% ownership interest in CareerBuilder. While we perform the necessary steps to complete the spin and strategic review, we will maintain the current operating and reporting structure and will continue to report the financial results of both entities in continuing operations within our Digital Segment.
Fiscal year: Beginning in fiscal year 2015, we changed our financial reporting cycle to a calendar year-end. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015. Historically, our fiscal year was a 52-53 week fiscal year that ended on the last Sunday of the calendar year. As a result, our 2015 fiscal year had two more days than fiscal year 2016. The impact of the extra days in 2015 did not have a material impact on our financial statements; and therefore, we have not restated the historical results.

Consolidated Results from Operations
A consolidated summary of our results is presented below.

In millions of dollars
	2016	Change	2015	Change	2014
Operating revenues:
Media	$1,934	15%	$1,682	(1%)	$1,692
Digital	1,408	3%	1,369	47%	934
Total	$3,341	10%	$3,051	16%	$2,626
Operating expenses:
Cost of revenues	$1,039	13%	$923	(3%)	$955
Selling, general and admin. expenses	1,094	2%	1,068	39%	767
Depreciation	90	(1%)	91	6%	86
Amortization of intangible assets	115	1%	114	73%	66
Asset impairment and facility consolidation charges (gains)	32	***	(59)	***	45
Total	$2,369	11%	$2,138	11%	$1,919
Operating income	$972	6%	$913	29%	$707
Non-operating expense	$(260)	(10%)	$(290)	***	$283
Provision for income taxes	$217	7%	$202	(14%)	$234
Net income attributable to noncontrolling interests	$(51)	(19%)	$(63)	(7%)	$(68)
Net income from continuing operations attributable to TEGNA	$444	24%	$357	(48%)	$688
Earnings from continuing operations per share - basic	$2.05	29%	$1.59	(48%)	$3.04
Earnings from continuing operations per share - diluted	$2.02	29%	$1.56	(47%)	$2.97
Note: Numbers may not sum due to rounding.

Consolidated Operating Revenue
Operating revenues increased $290 million, or 10%, in 2016 as compared to 2015. This increase is comprised of a $252 million increase from our Media Segment and a $39 million increase at our Digital Segment. Record Media Segment revenues of $1.93 billion were driven by political advertising revenue of $155 million, record Summer Olympics revenue of $56 million in the third quarter of 2016, and a substantial increase of retransmission revenue of $133 million and online revenue of $13 million. These increases were partially offset by a $20 million decrease in core advertising due in part to election year political displacement. Increases in the Digital Segment were driven by continued revenue growth at Cars.com of $37 million, G/O Digital of $28 million and CareerBuilder of $16 million. These increases at the Digital Segment were partially offset by the absence of $32 million of revenue contributed in 2015 by our PointRoll business, which was sold in November 2015.

Operating revenues increased $425 million, or 16%, in 2015 as compared to 2014. This increase comprised a $435 million increase from our Digital Segment, partially offset by a $10 million decline at our Media Segment. Media Segment revenues for 2015 decreased 1% to $1.68 billion, as growth in retransmission revenue of $87 million, online revenue of $15 million, and higher core revenue of $26 million were offset by a decline of political advertising revenue of $138 million (from the record level of political advertising revenue of $159 million achieved in 2014). Digital Segment revenues totaled $1.37 billion for 2015, an increase of 47%. The increase reflects the impact of the Cars.com acquisition (acquired on October 1, 2014) as well as the strong organic growth of Cars.com revenue, as well as price increases for affiliates implemented October 1, 2014, resulting in an increase in revenue of $451 million in 2015. Partially offsetting the revenue increase at Cars.com, was a decrease of $20 million as a result of a decline in revenue and sale of our PointRoll business in November 2015.

Costs of Revenue
Cost of revenue increased $116 million, or 13%, in 2016 as compared to 2015. This increase was primarily due to an $89 million increase in programming costs incurred by the Media Segment. In addition, our 2016 business acquisitions contributed $17 million to the increase, and cost increases at Cars.com added $11 million to our cost of revenue (primarily due to higher traffic acquisition costs and increased compensation costs).
Cost of revenue decreased $32 million, or 3%, in 2015 as compared to 2014. This decrease was due to a $25 million decrease at CareerBuilder primarily due to the expiration and non-renewal of certain revenue-share arrangements.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $26 million, or 2%, in 2016 as compared to 2015. The increase was primarily driven by the 2016 business acquisitions of Aurico, DealerRater, and Workterra, which increased selling, general, and administrative expenses by $18 million. In addition, severance expense increased $9 million year-over-year driven by a voluntary retirement program in our Media Segment completed in 2016. Our 2016 expenses also increased due to the absence of rental income at our corporate headquarters, which was $5 million in 2015, resulting from our sale of the building in the fourth quarter of 2015.
Selling, general, and administrative expenses increased $301 million, or 39%, in 2015 as compared to 2014. The majority of the increase was due to the October 2014 acquisition of the remaining ownership of Cars.com which resulted in a year over year increase in selling, general and administrative expenses of $217 million.

Depreciation Expense
Depreciation expense decreased $1 million, or 1%, in 2016 as compared to 2015. This decrease is primarily due to a $5 million decline in depreciation at Corporate, primarily driven by the October 2015 sale of our corporate headquarters building that resulted in a year-over-year decrease in depreciation expense of $4 million. The decrease was also driven by the sale of our PointRoll business in November 2015, which led to a year-over-year decline in depreciation expense of $3 million. These decreases were partially offset by a $5 million increase in CareerBuilder’s depreciation, which was due to the acquisition of new computer equipment, an increase in internally developed software and new leasehold improvements.
Depreciation expense increased $5 million, or 6%, in 2015 as compared to 2014. The increase was due to the acquisition of Cars.com in October 2014 which resulted in a year over year increase in depreciation expense of $6 million.

Intangible Asset Amortization Expense
Intangible asset amortization expense increased by less than $1 million, or less than 1%, in 2016 as compared to 2015. The increase was primarily driven by the 2016 acquisitions, which was substantially offset by a decline in amortization expense associated with previous acquisitions as a result of reaching the end of their useful lives.
Intangible asset amortization expense increased $48 million, or 73%, in 2015 as compared to 2014. The October 2014 acquisition of Cars.com resulted in amortization expense in 2015 and 2014 of $73 million and $18 million, respectively. This increase was partially offset by a $7 million reduction in amortization expense related to certain intangible assets in 2015 as a result of reaching the end of their useful lives.

Asset impairment and Facility Consolidation Charges (Gains)
Asset impairment and facility consolidation charges (gains) fluctuated $91 million from a gain of ($59) million in 2015 to a charge of $32 million in 2016. The fluctuation was mainly due to the absence of the $90 million net gain from the sale of our corporate headquarters building in 2015. The 2016 charges were comprised of a goodwill impairment charge of $15 million incurred in the third quarter of 2016, a $6 million impairment related to a programming asset, a $5 million impairment charge related to a long-lived-asset, and a $5 million lease related charge.
Asset impairment and facility consolidation charges (gains) fluctuated $104 million from charges of $45 million in 2014 to a gain of ($59) million in 2015. The year-over-year fluctuation was driven by the $90 million net gain from the sale of our corporate headquarters building in 2015, and by non-cash impairment charges of $31 million in 2014 related to certain reporting units within our Digital Segment (primarily PointRoll, ShopLocal and BLiNQ).

Operating Income
Operating income increased $59 million, or 6%, in 2016 as compared to 2015. The increase was driven by the changes in revenue and operating expenses described above. Further, the increase in 2016 was partially offset by the absence of the $90 million gain on the sale of our corporate headquarters building in 2015. Our consolidated operating margins were lower at 29% in 2016 compared to 30% in 2015, primarily driven by the absence in 2016 of the net gain on the sale of our corporate headquarters building reported in 2015.
Operating income increased $206 million, or 29%, in 2015 as compared to 2014, primarily driven by the acquisition of Cars.com which contributed $180 million of the increase. Our consolidated operating margins improved to 30% in 2015 compared to 27% in 2014 driven by improvement in margins from our Digital Segment as well as the net gain on the sale of our corporate headquarters building, partially offset by the impact from the absence of Winter Olympics and political spending in 2014.
Payroll expense trends: Payroll expense is the largest element of our normal operating expenses, and is summarized below, expressed as a percentage of total pre-tax operating expenses. Payroll expense as a percentage of total pre-tax operating expenses decreased in 2016, reflecting that total operating expenses grew at a faster rate than payroll expense.

	2016	2015	2014
Payroll costs	35.8%	41.1%	41.0%

Non-operating income and expense
Equity earnings (losses): This income statement category reflects earnings or losses from our equity method investments. Equity losses increased $2 million, or 42% in 2016 as compared to 2015. The increased losses were primarily due to ($4 million) of impairment charges related to two equity method investments recorded in 2016. These impairment losses were partially offset by a year over year improvement in results for other equity method investments.
Equity earnings (losses) fluctuated $156 million from a $151 million gain in 2014 to a ($5 million) loss in 2015. This fluctuation was primarily due to the absence of a $148 million gain on the sale of Apartments.com by Classified Ventures in 2014.
Interest expense: Interest expense decreased $42 million, or 15%, in 2016 as compared to 2015, primarily due to lower average outstanding total debt balance and a lower average interest rate, reflecting the extinguishment of higher cost debt in 2015 and 2016, including the 10% senior notes and 7.125% notes that we repaid in April and November of 2016, respectively. The total average outstanding debt was $4.25 billion in 2016 compared to $4.37 billion in 2015. The weighted average interest rate on total outstanding debt was 5.29% in 2016, compared to 5.98% in 2015.
Interest expense increased $1 million, or less than 1%, in 2015 as compared to 2014, due to a higher average debt level of $4.37 billion in 2015 compared to $3.85 billion in 2014. The higher average debt level was related to additional borrowing related to both the Belo and Cars.com acquisitions in 2013 and 2014, respectively, partly offset by a lower average interest rate. The weighted average interest rate on total outstanding debt was 5.98% in 2015, compared to 6.65% in 2014.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 26 and in Note 7 to the consolidated financial statements.
Other non-operating items: Other non-operating items fluctuated $9 million from a loss of $12 million in 2015 to a loss of $20 million in 2016. The 2016 non-operating loss primarily consisted of $24 million in costs associated with the spin-off of our Cars.com business unit, the strategic review of CareerBuilder, and acquisition related costs. Our 2015 non-operating loss consisted of $45 million in costs related to the spin-off of our former publishing business and $9 million in costs incurred in connection with the early extinguishment of debt. These costs in 2015 were offset by a gain of $44 million on the sale of a business.
Other non-operating items in 2014 represented a net gain of $404 million, with the majority related to the write-up of our prior 27% investment in Cars.com to fair value post-acquisition and a gain related to required accounting for the pre-existing affiliate agreement between Cars.com and us. This gain was partially offset by acquisition costs and expenses incurred for the spin-off of our publishing businesses completed in 2015.

Provision for income taxes
We reported pre-tax income from continuing operations attributable to TEGNA of $661 million for 2016. The effective tax rate on pre-tax income was 32.8%.
We reported pre-tax income from continuing operations attributable to TEGNA of $560 million for 2015. The effective tax rate on pre-tax income was 36.1%.
The 2016 effective tax rate decreased as compared to 2015 primarily due to a decrease in TEGNA’s state effective tax rate applied to our deferred tax items. This reduction of our state effective tax rate was driven by various tax planning initiatives, in particular a state income tax project that was concluded in the fourth quarter of 2016. When these tax items are reported on our future state tax returns, they will be subject to a lower tax rate than had been recorded previously, which created a deferred tax benefit in 2016 that reduced our effective tax rate. In addition, in the first quarter of 2016 we early adopted the Financial Accounting Standards Board (FASB) guidance on employee share-based payments that requires all excess tax benefits and tax deduction shortfalls to be recognized as an income tax benefit or expense in the income statement. As a result in 2016, we realized an excess tax benefit with respect to our employee share-based payments, which reduced our effective tax rate by 1% as compared to 2015. This FASB guidance will continue to apply in the future; however, among other factors, the amount of the income tax benefit or expense will be dependent on our future stock price, which cannot be accurately predicted.
We reported pre-tax income from continuing operations attributable to TEGNA of $922 million for 2014. The provision for income taxes reflects a special net tax benefit from the sale of a non-strategic subsidiary at a loss, for which a partial tax benefit was recognized. The effective tax rate in 2014 was 25.4%.
Further information concerning income tax matters is contained in Note 6 of the consolidated financial statements.

Net income from continuing operations attributable to TEGNA Inc.
Net income from continuing operations attributable to TEGNA Inc. and related per share amounts are presented in the table below.

In millions of dollars, except per share amounts
	2016	Change	2015	Change	2014
Net income from continuing operations attributable to TEGNA Inc.	$444	24%	$357	(48%)	$688
Per basic share	$2.05	29%	$1.59	(48%)	$3.04
Per diluted share	$2.02	29%	$1.56	(47%)	$2.97

Net income from continuing operations attributable to TEGNA Inc. consists of net income from continuing operations reduced by net income attributable to noncontrolling interests, from CareerBuilder and its subsidiaries. We reported net income from continuing operations attributable to TEGNA of $444 million or $2.02 per diluted share for 2016 compared to $357 million or $1.56 per diluted share for 2015.
Net income attributable to noncontrolling interests was $51 million in 2016, $63 million in 2015 and $68 million in 2014.
Earnings per share benefited from a net decrease of approximately ten million diluted shares from December 31, 2015 to December 31, 2016, and approximately two million dilutive shares from December 31, 2014, to December 31, 2015, as a result of share repurchases, which were partially offset by share issuances under our stock-based award programs.
Outlook for 2017: Based on current trends, we expect Media Segment revenue in the first quarter of 2017 to be flat to slightly above the first quarter of 2016. The year-over-year comparison will be unfavorably impacted by substantially lower political advertising revenue ($16 million in the first quarter of 2016) and the move of the Super Bowl to our 3 small FOX stations in 2017 from our 11 CBS stations in 2016. Excluding the unfavorable impact of the Super Bowl shift (approximately $9 million) and lower politically-related advertising, the percentage increase in Media Segment revenues is expected to be in the mid-single digits in the first quarter of 2017 compared to the first quarter of 2016.
In addition, beginning in January 2017, 11 of our NBC stations will be making reverse compensation payments for the first time. As such, 2017 will be a unique year as there will be an unfavorable gap between the increase in retransmission revenue we earn from multichannel video programming distributors (MVPD), compared to the increase in reverse compensation we will pay our affiliates. At the end of 2016, we renegotiated several new retransmission agreements with major MVPD carriers, and as a result, we have reduced our net retransmission gap in 2017 to approximately $25 million to $30 million. Further, we expect our strategic initiatives launched in 2016 (as discussed in our Media Segment section within Item 1 Business) will more than offset the remaining net retransmission gap in 2017.
For Cars.com, we are expecting modest single-digit revenue growth in the first quarter of 2017. We expect to see revenue growth in Cars.com national and major accounts businesses, but at a lower rate than during the same quarter last year primarily related to reduction in spending at two national accounts due to a transition to an advertising agency and a change in placement strategy during the first quarter. Once these transitions are completed, we expect these two national accounts to increase their spending as we progress throughout the year.
Excluding the impact of these two accounts, we expect Cars.com national and major accounts to be up in the range of 12% to 15% in the first quarter of 2017. While Cars.com is taking steps to improve, and in some cases restructure, the relationships with our affiliates, we expect a mid single-digit revenue decline in the first quarter of 2017 for affiliate revenues.

The following is a discussion of operating results of our Media and Digital Segments:

Media Segment
At the end of 2016, our Media operations included 46 television stations either owned or serviced through shared service agreements or other similar agreements. Media Segment revenues accounted for approximately 58% of our consolidated operating revenues for 2016.
A summary of our Media Segment results is presented below:

In millions of dollars
	2016	Change	2015	Change	2014
Operating revenues	$1,934	15%	$1,682	(1%)	$1,692
Operating expenses
Operating expenses (a)	1,045	18%	886	4%	851
Depreciation	52	2%	51	(2%)	52
Amortization of intangible assets	22	—%	22	(24%)	29
Asset impairment and facility consolidation charges	9	13%	8	(43%)	14
Operating expenses(a)	1,127	16%	968	2%	945
Operating income	$806	13%	$714	(4%)	$747
Note: Numbers may not sum due to rounding.
(a) Our 2016 operating expenses include special items of $19 million primarily related to severance expenses associated with our voluntary retirement program. Our 2015 operating expenses include a $13 million gain on the sale of a building.

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories.

In millions of dollars
	2016	Change	2015	Change	2014
Core (Local & National)	$1,053	(2%)	$1,072	3%	$1,046
Political	155	***	21	(87%)	$159
Retransmission (a)	582	30%	449	24%	$362
Digital	126	12%	113	15%	$98
Other	18	(33%)	27	0%	$27
Total	$1,934	15%	$1,682	(1%)	$1,692
(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.

Media Segment results 2016-2015: Media Segment revenues increased $251 million, or 15%, to a record high in 2016 as compared to 2015. The increase was driven by political advertising, a record level of Summer Olympics advertising, and a substantial increase in retransmission revenues. Core advertising revenues, which consist of local and national non-political advertising (and includes Olympics advertising), decreased $20 million or 2%, mostly due to: political advertising displacement; softer markets in the insurance and retail categories; and an $8 million impact related to two fewer days in 2016 as compared to 2015 as a result of the fiscal year-end change. These decreases were partially offset by a record $56 million Summer Olympics advertising revenue in the third quarter of 2016 which was up over 20% compared to the last Summer Olympics in 2012. Political advertising revenue increased $133 million due to the presidential election year political spending. Political revenues are cyclical and higher in even years (e.g. 2014, 2016). Retransmission revenues increased $133 million or 30% in 2016, reflecting retransmission agreements renewed at the end of last year, as well as annual rate increases for existing agreements. Digital revenues within our Media Segment increased $13 million or 12% primarily due to continued growth of digital marketing services products.
Media Segment operating expenses increased $159 million or 16% in 2016 as compared to 2015. The increase was mainly due to an increase of $89 million in programming costs (primarily associated with reverse compensation to network affiliates related to retransmission revenue) as well as investments in growth initiatives, $19 million primarily related to severance charges incurred with the voluntary early retirement program and the absence of a $13 million building sale gain in the first quarter of 2015.
Asset impairment charges recognized in 2016 primarily relate to a $6 million charge associated with an internally produced program and a $2 million impairment of a long-lived asset that is now classified as held for sale and was written down to its fair value in 2016.
Excluding the impacts of the voluntary early retirement program expense and asset impairment charges in 2016 and the building sale gain in 2015, Media Segment operating expenses increased 14% in 2016.
As a result of all of these factors, Media Segment operating income increased to $806 million in 2016 from $714 million in 2015.

Media Segment results 2015-2014: Media Segment revenues decreased $10 million to $1.68 billion or 1% in 2015 as compared to 2014. The decrease was primarily due to the absence of record level of political advertising revenue of $159 million and $41 million in Winter Olympics advertising revenue achieved during 2014. The change to a calendar year-end reporting cycle extended our fiscal 2015 by four extra days which increased Media Segment revenue by $11 million. Core advertising revenues increased $26 million or 3% in 2015. Political advertising revenue declined $138 million to $21 million in 2015. Retransmission revenues increased $87 million or 24% in 2015 resulting from newly negotiated agreements and annual rate increases. Within the Media Segment, digital revenue increased $15 million or 15% compared to 2014, reflecting continued growth from digital marketing services products.
Media Segment operating expenses increased $23 million or 2% in 2015. The increase was primarily due to an increase of $22 million in programming costs as well as a $16 million increase in cost of digital initiatives, partially offset by a $13 million building sale gain in the first quarter of 2015.
As a result of all of these factors, Media Segment operating income decreased to $714 million in 2015 from $747 million in 2014.

Digital Segment
Our Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder, G/O Digital and Cofactor (also operating as ShopLocal) business units. In December 2016, we sold our Cofactor business unit. In November 2015, we sold our PointRoll business unit which was previously part of Cofactor.
Many of our other digital offerings are highly integrated within our Media Segment offerings; therefore, the results of these integrated digital offerings are reported within the operating results of our Media Segment.
A summary of our Digital Segment results is presented below:

In millions of dollars
	2016	Change	2015	Change	2014
Operating revenues	$1,408	3%	$1,369	47%	$934
Operating expenses
Operating expenses	1,027	3%	993	38%	722
Depreciation	36	9%	33	44%	23
Amortization of intangible assets	93	1%	92	***	37
Asset impairment and facility consolidation charges	21	(5%)	22	(29%)	31
Operating expenses	1,177	3%	1,139	40%	814
Operating income	$230	—%	$229	91%	$120
Note: Numbers may not sum due to rounding.

Digital Segment results 2016-2015: Our 2016 Digital Segment revenue was $1.41 billion, a record high. Digital Segment revenues increased $39 million, or 3%, in 2016 as compared to 2015. The increase was driven by continued revenue growth at Cars.com of $37 million, or 6%, G/O Digital of $28 million or 94% (due to combination of a new commercial agreement which started in mid 2015 and organic growth) and CareerBuilder of $16 million, or 2%. These increases were partially offset by the sale of our former PointRoll business which contributed $32 million of revenue in 2015. The increase in Cars.com revenues was due to an increase in retail revenue (driven by increased subscription package volume and upsells and the acquisition of DealerRater) and higher national advertising purchased by auto manufacturers. The increase in CareerBuilder revenue was driven by $40 million of increases from employer services (driven by the acquisition of Aurico and higher revenue across sales channels due), $12 million of increased resume database revenues (due to sales and renewals of its new Recruitment Edge product) and $12 million from continued growth in software as a service (SaaS) revenues. These increases at CareerBuilder were partially offset by lower job site revenue of $48 million (due to lower job postings and competitive pricing pressure).

Digital Segment expenses increased $38 million or 3% in 2016 as compared to 2015. This increase was driven by higher expenses at CareerBuilder of $47 million, primarily due to the acquisition of Aurico and Workterra. Also impacting the increase in 2016 was an increase in G/O Digital operating expenses of $24 million (due to a new commercial agreement which started in mid 2015) and an increase at Cars.com of $14 million (consistent with revenue growth). These increases are partially offset by the sale of our PointRoll business which resulted in a decline in operating expenses of $36 million, and the absence of $8 million of costs associated with our former BLiNQ business which was shut down in the second quarter of 2015.
As a result of these factors, Digital Segment operating income increased to $230 million in 2016.
Digital Segment results 2015-2014: Digital Segment revenues increased $435 million, or 47%, in 2015 as compared to 2014. The increase was driven by the $451 million incremental full year impact of the Cars.com acquisition on October 1, 2014, partially offset by a decrease of revenues at CareerBuilder of $15 million, or 2%. The decrease in CareerBuilder revenues in 2015 was driven by the strategic shift in focus in its product offerings. During 2015, CareerBuilder continued its transition toward higher-margin software-as-a-service solutions, including its pre-hire platform and new recruitment software products. As a result, SaaS revenues increased $35 million, or 30%. These revenue increases were offset by declines from lower-margin, transactional source and screen arrangements and other transactional offerings totaling approximately $56 million, as CareerBuilder moved away from these product offerings to focus on the SaaS platform solutions. In addition, 2015 revenue increased $26 million due to G/O Digital (due to combination of a new commercial agreement which started in mid 2015 and organic growth), which was offset by 2015 declines in revenue of $24 million from various other digital business units (primarily PointRoll).
Digital Segment expenses in 2015 increased $325 million, or 40%, primarily due to the $271 million incremental full year impact of the Cars.com acquisition and G/O Digital increase of $21 million (due to combination of a new commercial agreement in mid 2015 and organic growth). These increases were offset by a decrease in CareerBuilder expenses of $14 million, or 2%, (reflecting lower revenue and strategic shift in focus on its product offerings), and a $13 million reduction in expenses in the BLiNQ business, which was shut down in the second quarter of 2015.
As a result of these factors, Digital Segment operating income increased by $109 million or 91% in 2015.

Operating results non-GAAP information
Presentation of non-GAAP information: We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, nor should they be considered superior to the related GAAP measures, and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Executive Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, impairment charges on operating assets and equity investments, facility consolidation charges, gains related to building sales, gains/losses related to business disposals, expenses related to business acquisitions, costs associated with the company’s spin-off transactions, and benefits to our income tax provision. We also adjust net income attributed to noncontrolling interests to the extent any of the above items are related to our CareerBuilder business unit. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.
We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income from continuing operations attributable to TEGNA before (1) net income attributable to noncontrolling interests, (2) interest expense, (3) income taxes, (4) equity income (losses) in unconsolidated investees, net, (5) other non-operating items such as spin-off transaction expense, investment income and currency gains and losses, (6) severance expense, (7) facility consolidation charges, (8) impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income from continuing operations attributable to TEGNA. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also discuss free cash flow, a non-GAAP liquidity measure (see Selected Financial Data on page 67). Free cash flow is defined as “net cash flow from operating activities” as reported on the statement of cash flows reduced by “purchase of property and equipment”. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the company’s capital program, repay indebtedness, add to our cash balance, or use in other discretionary activities. We use free cash flow to monitor cash available for repayment of indebtedness and in discussions with the investment community. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.
Discussion of special charges and credits affecting reported results: Our results for the fiscal year ended December 31, 2016, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Severance charges primarily related to a voluntary retirement program at our Media Segment (which includes payroll and related benefit costs);

•	Non-cash asset impairment and facility consolidation charges primarily associated with goodwill, operating assets, and an operating lease;

•
Non-operating costs primarily associated with the anticipated spin-off of our Cars.com business unit, strategic review of CareerBuilder, acquisition related costs and equity method investment impairments;

•	Impact of special items on our net income attributable to noncontrolling interests; and

•	Special tax benefit related to the release of a portion of our capital loss valuation allowance due to the sale of certain deferred compensation plan investments.
Results for the fiscal year ended December 31, 2015, included the following special items:

•	Costs associated with workforce restructuring;

•
Non-cash asset impairment and facility consolidation charges primarily related to reducing the carrying value of certain assets to fair value, a goodwill impairment charge, and shut down costs associated with our former BLiNQ business;

•	Gains on building sales, primarily from the sale of our corporate headquarters building;

•	Non-operating items related to the spin-off of our former publishing businesses, a gain related to the sale of Gannett Healthcare Group, and other miscellaneous non-operating expenses; and

•	Special tax benefit primarily related to the restructuring of our legal entities in advance of the spin-off of our publishing businesses.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income:

In millions of dollars (except per share amounts)		Special Items
Fiscal Year Ended Dec. 31, 2016	GAAP measure	Severance expense	Asset impairment and facility consolidation charges	Other non-operating items and equity investment impairments	Impact of special items attributable to NCI	Special tax benefit	Non-GAAP measure
Operating expenses	$2,369.1	$(25.9)	$(32.1)	$—	$—	$—	$2,311.1
Operating income	972.1	25.9	32.1	—	—	—	1,030.1
Equity loss in unconsolidated investments, net	(7.2)	—	—	3.9	—	—	(3.3)
Other non-operating expense (income)	(20.4)	—	—	29.1	—	—	8.7
Total non-operating expense	(259.6)	—	—	33.0	—	—	(226.6)
Income before income taxes	712.5	25.9	32.1	33.0	—	—	803.5
Provision for income taxes	217.0	9.8	12.5	(1.8)	(0.3)	3.3	240.5
Net income from continuing operations attributable to TEGNA	444.2	16.1	19.7	34.8	(0.4)	(3.3)	510.9
Net income from continuing operations per share - diluted	$2.02	$0.07	$0.09	$0.16	$—	$(0.02)	$2.33
Note: Totals may not sum due to rounding.

In millions of dollars (except per share amounts)		Special Items
Fiscal Year Ended Dec. 31, 2015	GAAP measure	Severance expense	Asset impairment and facility consolidation charges	Gain on sale of Corporate HQ building, net and other building sale gain	Other non-operating items	Special tax benefit	Non-GAAP measure
Operating expenses	$2,137.8	$(7.6)	$(31.0)	$102.6	$—	$—	$2,201.8
Operating income	913.2	7.6	31.0	(102.6)	—	—	849.2
Other non-operating expense	(11.5)	—	—	—	10.3	—	(1.2)
Total non-operating expense	(290.2)	—	—	—	10.3	—	(279.9)
Income before income taxes	622.9	7.6	31.0	(102.6)	10.3	—	569.2
Provision for income taxes	202.3	2.9	9.2	(39.7)	(2.3)	3.3	175.7
Net income from continuing operations attributable to TEGNA	357.5	4.7	21.9	(62.9)	12.6	(3.3)	330.3
Net income from continuing operations per share - diluted	$1.56	$0.02	$0.10	$(0.27)	$0.05	$(0.01)	$1.44
Note: Totals may not sum due to rounding.

Non-GAAP consolidated results
The following is a comparison of our as adjusted non-GAAP financial results between 2016 and 2015. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In millions of dollars, except per share amounts
	2016	Change	2015
Adjusted operating expenses	$2,311	5%	$2,202
Adjusted operating income	1,030	21%	849
Adjusted equity loss in unconsolidated investments, net	(3)	(40%)	(5)
Adjusted other non-operating expense (income), net	9	***	(1)
Adjusted total non-operating expense	(227)	(19%)	(280)
Adjusted income before income taxes	803	41%	569
Adjusted provision for income taxes	241	37%	176
Adjusted net income from continuing operations attributable to TEGNA	511	55%	330
Adjusted net income from continuing operations per share - diluted	$2.33	62%	$1.44

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income is presented below:

In millions of dollars
	2016	Change	2015
Net income from continuing operations attributable to TEGNA (GAAP basis)	$444	24%	$357
Net income attributable to noncontrolling interests	51	(19%)	63
Provision for income taxes	217	7%	202
Interest expense	232	(15%)	274
Equity loss in unconsolidated investments, net	7	40%	5
Other non-operating expense, net	20	67%	12
Operating income (GAAP basis)	$972	6%	$913
Severance expense	26	***	8
Asset impairment and facility consolidation charges	32	3%	31
Gain on sale of Corporate HQ building, net and other building sale gain	—	***	(103)
Adjusted operating income (non-GAAP basis)	$1,030	21%	$849
Depreciation	90	(1%)	91
Amortization of intangible assets	115	1%	114
Adjusted EBITDA (non-GAAP basis)	$1,235	17%	$1,054
Note: Numbers may not sum due to rounding.
Starting in the second quarter of 2016, we revised the method for computing Adjusted EBITDA to no longer treat non-cash rent as a reconciling item. Our 2015 Adjusted EBITDA was updated to conform to this new method that resulted in a reduction for the twelve months ended Dec. 31, 2015 by $1.6 million.

Adjusted EBITDA increased $180 million or 17% to $1.23 billion in 2016 from $1.05 billion in 2015. The increase was driven by in an increase of $121 million or 15% in the Media Segment and the absence of $52 million in publishing-related unallocated costs that occurred in 2015. As a result, Adjusted EBITDA margins increased to 36.9% in 2016 from 34.6% in 2015.

FINANCIAL POSITION

Liquidity and capital resources
Our strong cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

Our strong operating cash flows enabled our Board of Directors to approve two key capital allocation initiatives following the spin-off of our publishing businesses in 2015. First, we began paying a regular quarterly cash dividend of $0.14 per share. We paid dividends totaling $122 million in 2016 and $168 million in 2015 (excluding the special spin-off distribution of our publishing businesses). Second, in 2015, our Board of Directors also approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. See the “Capital stock” section below for more information on the share repurchase program.
As of December 31, 2016, our total long-term debt was $4.04 billion. Cash and cash equivalents as of December 31, 2016 totaled $77 million.
Our operations have historically generated strong positive cash flow which, along with bank revolving credit availability, has provided adequate liquidity to meet our internal investment requirements, as well as acquisitions. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A - Risk Factors for further discussion.

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flows:

In millions of dollars
	2016	2015	2014
Cash and cash equivalents at beginning of year	$129	$118	$469
Operating activities:
Net income	488	523	1,130
Non-cash adjustments	291	195	(163)
Changes in working capital	(61)	(65)	(123)
Other, net	(34)	(2)	4
Net cash flows from operating activities	683	651	848
Net cash (used for) provided by investing activities	(273)	217	(1,662)
Net cash (used for) provided by financing activities	(462)	(858)	464
Net change in cash and cash equivalents	(52)	11	(351)
Cash and cash equivalents at end of year	$77	$129	$118
Note: Numbers may not sum due to rounding.

Operating Activities
2016 compared to 2015: Our net cash flow from operating activities was $683 million in 2016, compared to $651 million in 2015. Operating cash flow in 2016 increased due to the absence of any pension contributions to our principal retirement plan (we made a $100 million contribution in 2015). In addition, operating cash flow increased due to higher revenue in 2016. Partially offsetting these increases in cash flow from operating activities was a $101 million increase in income tax payments (due to higher taxable income), and the absence of our former publishing businesses which generated approximately $27 million of operating cash flow in the first half of 2015 (through the spin-off date of June 29, 2015).
2015 compared to 2014: Our net cash flow from operating activities was $651 million in 2015 compared to $848 million in 2014. The decrease was due to the relative absence of $200 million of political and Olympic revenue achieved in 2014, the absence of our publishing businesses in the third and fourth quarters of 2015, a $23 million increase in pension payments in 2015, the timing of certain reverse network compensation payments, payments related to previously accrued expenses for the shutdown of USA Weekend and routine changes in working capital. The increase in pension payments in 2015 was primarily due to a $100 million voluntary contribution we made in 2015 to our principal retirement plan prior to the spin-off of our publishing businesses. Cash paid for income taxes were lower in 2015 by $101 million compared to 2014, primarily due to the tax benefit received on the voluntary pension payment and the decrease in net income compared to the prior year.

Investing Activities
2016 compared to 2015: Net cash used by investing activities was $273 million in 2016 compared to cash provided by investing activities of $217 million in 2015. The difference between periods was primarily attributable to proceeds received in 2015 of $411 million related to sales of assets (primarily the sales of our corporate headquarters and Seattle broadcast buildings) and the sale of businesses (primarily Gannett Healthcare, Clipper and PointRoll). The year over year change was also attributable to the increase in cash paid for acquisitions from $54 million in 2015 to $206 million in 2016 (which includes DealerRater, Aurico, and Workterra - see Note 3 to the consolidated financial statements).
2015 compared to 2014: Net cash provided by investing activities was $217 million for 2015 compared to cash used by investing activities of $1.66 billion in 2014. In 2015, we received proceeds of $411 million related to sales of assets and the sale of businesses. This compares to payments for acquisitions of approximately $1.99 billion (primarily Cars.com, London Broadcasting and Broadbean) in 2014. Capital expenditures amounted to $119 million in 2015 and $150 million in 2014.

Financing Activities
2016 compared to 2015: Net cash used for financing activities was $462 million in 2016 compared to $858 million in 2015. The difference between periods is primarily due to 2016 decreases in: debt repayments of $170 million; repurchases of our common stock of $109 million; and a one-time cash transfer in 2015 of $63 million to our former publishing businesses in connection with the spin-off.
2015 compared to 2014: Net cash used for financing activities was $858 million in 2015 compared to net cash provided by financing activities of $464 million in 2014. The difference between periods is primarily due to receiving less proceeds from the issuance of debt, increased repurchases of our common stock in 2015, increased debt repayments in 2015, and a one-time cash transfer in 2015 of $63 million to our former publishing businesses in connection with the Gannett spin-off.

Long-term debt
As of December 31, 2016, our outstanding debt, net of unamortized discounts and deferred financing costs, amounted to $4.04 billion and mainly is in the form of fixed rate notes and borrowings under a revolving credit facility. See “Note 7 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt. As of December 31, 2016, we were in compliance with all covenants contained in our debt and credit agreements.
Below is a summary of our 2016 debt activity:

•
On April 1, 2016 our unsecured notes bearing a fixed rate of 10% became due, and therefore, we made a debt maturity payment of approximately $203 million (comprised of principal and accrued interest). The payment was made using borrowings from our revolving credit facility.

•
On September 30, 2016, we borrowed $300 million under a new four-year term loan due in 2020. The interest rate on the term loan is equal to the same interest rates as borrowings under the Amended and Restated Competitive Advance and Revolving Credit Agreement discussed below. Both the revolving credit agreement and the term loan are guaranteed by a majority of our wholly-owned material domestic subsidiaries. We used substantially all of the proceeds from the new term loan to repay a portion of the outstanding obligation under our revolving credit facility.

•
On November 1, 2016, we redeemed the remaining $70 million of 7.125% unsecured notes due in September 2018 at par, using available cash on hand. This redemption will result in a total net reduction of interest expense of approximately $5 million over the next two years.

•	As of December 31, 2016, we had unused borrowing capacity of $844 million under our revolving credit facility.

In 2015, we entered into an agreement to amend and extend our existing revolving credit facility with one expiring on June 29, 2020 (the Amended and Restated Competitive Advance and Revolving Credit Agreement). As a result, the maximum total leverage ratio permitted by the new agreement is 5.0x through June 30, 2017, after which, as amended, it is reduced to 4.75x through June 30, 2018, and then to 4.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. On September 26, 2016, we amended the Amended and Restated Competitive Advance and Revolving Credit Agreement to increase the capacity of the facility by $103 million. Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.5 billion.

We also have an effective shelf registration statement under which an unspecified amount of securities may be issued, subject to a $7.0 billion limit established by the Board of Directors. Proceeds from the sale of such securities may be used for general corporate purposes, including capital expenditures, working capital, securities repurchase programs, repayment of debt and financing of acquisitions. We may also invest borrowed funds that are not required for other purposes in short-term marketable securities.
Our debt maturities may be repaid with cash flow from operating activities, by accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loans and fixed rate notes due in 2017 through 2018. Based on this refinancing assumption, all of the obligations other than the VIE unsecured floating rate term loan due prior to 2019 are reflected as maturities for 2019 and beyond.

In thousands of dollars
2017 (1)	$646
2018 (1)	646
2019	700,000
2020 (2)	1,612,100
2021	350,000
Thereafter	1,415,000
Total	$4,078,392
(1) Amortization of term debt due in 2017 and 2018 is assumed to be repaid with funds from the revolving credit agreement, which matures in 2020. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities are $132 million and $121 million in 2017 and 2018, respectively.
(2) Assumes current revolving credit agreement borrowings comes due in 2020 and credit facility is not extended.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2016.

Contractual obligations	Payments due by period
In millions of dollars	Total	2017	2018-19	2020-21	Thereafter
Long-term debt (1)	$4,078	$132	$821	$1,710	$1,415
Interest payments (2)	1,182	184	350	232	416
Operating leases (3)	259	43	61	37	118
Purchase obligations (4)	165	71	69	19	6
Programming contracts (5)	1,356	377	767	211	1
Other noncurrent liabilities (6)	112	54	12	12	34
Total	$7,152	$861	$2,080	$2,221	$1,990

(1)	Long-term debt includes scheduled principal payments only. See Note 7 to the consolidated financial statements for further information.

(2)
We have $635 million of outstanding borrowings under our revolving credit facility as of Dec. 31, 2016. We have not included estimated interest payments since payments into and out of the credit facility change daily. Interest on the senior notes is based on the stated cash coupon rate and excludes the amortization of debt issuance discount. The term loan interest rates are based on the actual rates as of Dec. 31, 2016.

(3)	See Note 13 to the consolidated financial statements.

(4)
Includes purchase obligations related to capital projects, interactive marketing agreements and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at Dec. 31, 2016, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(5)	Programming contracts include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements.

(6)
Other noncurrent liabilities consist of both unfunded and under-funded postretirement benefit plans. Unfunded plans include the TEGNA Supplemental Executive Retirement Plan and the TEGNA Retiree Welfare Plan. Employer contributions, which equal the expected benefit payments, are reflected in the table above over the next ten-year period. Our under-funded plans include the TEGNA Retirement Plan and the G.B. Dealey Retirement Plan (merged into the TEGNA Retirement Plan effective Dec. 31, 2015). We expect contributions to the TEGNA Retirement Plan in 2017 of $22.3 million. TEGNA Retirement Plan contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, approximately $17 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 6 to the consolidated financial statements for a further discussion of income taxes.

Capital stock
In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. As of December 31, 2016, we have $467 million remaining under this authorization. The table below summarizes our share repurchases during the past three years.

Stock repurchases	Repurchases made in fiscal year
In millions	2016	2015	2014
Number of shares purchased	7.0	9.6	2.7
Dollar amount purchased	$162	$271	$76

The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate developments. In connection with our announcement to spin-off our Cars.com business unit, we temporarily suspended repurchasing shares starting in July 2016 through early November 2016. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards.
Our common stock outstanding at December 31, 2016, totaled 214,487,800 shares, compared with 219,754,180 shares at December 31, 2015.

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
We are minimally exposed to foreign exchange rate risk primarily due to our majority ownership of CareerBuilder which uses several currencies but primarily the Canadian Dollar, British Pound Sterling and Euro as its functional currencies, which are then translated into U.S. dollars. Our foreign currency translation adjustment, related principally to CareerBuilder and reported as part of shareholders’ equity, totaled $29 million at December 31, 2016.

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

Revenue Recognition: We generate revenue from a diverse set of product and service offerings which include advertising, retransmission consent fees, and software and recruitment services. Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectibility of the related transaction price is reasonably assured. Revenue from sales agreements that contain multiple deliverables is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Below is a detail discussion of revenue by our two reportable segments.
Media Segment: The primary source of revenue for our Media Segment is through the sale of advertising time on its television stations. Advertising revenues are recognized, net of agency commissions, in the period when the advertisements are aired. Our Media Segment also earns revenue from retransmission consent arrangements. Under these agreements, we receive cash consideration from multichannel video programming distributors (e.g., cable and satellite providers) in return for our consent to permit the cable/satellite operator to retransmit our television signal. Retransmission consent fees are recognized over the contract period based on a negotiated fee per subscriber. Retransmission consent fee revenues have increased as a percentage of overall Media Segment revenue in recent years. In 2016, those revenues accounted for approximately 30% of overall Media Segment revenue compared to 18% in 2013. In addition, our Media Segment also generates online advertising revenue through the display of digital advertisements across its various digital platforms. Online advertising agreements typically take the form of an impression-based contract, fixed fee time-based contract or transaction based contract. The customers are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. Revenue is recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for transaction-based contracts.
Digital Segment: The primary source of revenue for our Digital Segment is through the sale of online subscription advertising products. Cars.com sells subscription advertising products to car dealerships, and CareerBuilder earns revenue through various types of recruitment subscription products. The transaction price for the subscription products is recognized on a straight-line basis over the contract term as the service is provided to our customers.
Revenue is recognized for our Digital Segment’s online display advertising arrangements (which includes Cars.com, CareerBuilder and G/O Digital) in the same manner as described above for Media Segments online advertising revenue.

CareerBuilder service offerings include human capital SaaS and various other recruitment solutions (employment branding services and access to online resume databases). Generally, the human capital SaaS offering and access related to resume databases are subscription-based contracts for which revenue is recognized ratably over the subscription period. SaaS contracts are generally two to three year contracts. Recruitment solutions (which include sourcing and screening services) are more transactional based contracts; and therefore, revenue is recognized as delivery occurs.
Goodwill: As of December 31, 2016, our goodwill balance was $4.07 billion and represented approximately 48% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances occurred that indicate the fair value of a reporting unit may be below its carrying amount.
Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. For Media, goodwill is tested at the segment level. For Digital, the reporting units are the stand-alone digital businesses such as Cars.com and CareerBuilder. The following table shows the aggregate goodwill balance for these units summarized at the segment level:

In millions of dollars
Segment	Goodwill Balance
Media	$2,579
Digital	$1,488

Before performing the annual two-step goodwill impairment test, we first have the option to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In 2016, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.
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

We estimate the fair value of each reporting unit using a combination of an income approach using the discounted cash flow (DCF) analysis and a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of its capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.
During the third quarter of 2016, we performed an interim impairment test for a small reporting unit within our Digital Segment, and as a result recorded a non-cash impairment charge of $15.2 million within asset impairment and facility consolidation charges (gains) in the accompanying Consolidated Statements of Income. See Note 4 to the consolidated financial statements for further discussion.
In the fourth quarter of 2016, we completed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of all of our reporting units significantly exceeded their carrying values.
For the Media Segment, a single reporting unit, the estimated value would need to decline by over 40% to fail step one of the quantitative goodwill impairment test. The Digital Segment balance represents primarily Cars.com and CareerBuilder. For both of these reporting units, the estimated value would need to decline by more than 20% to fail step one of the quantitative goodwill impairment test. We do not believe that any of our reporting units are currently at risk of incurring a goodwill impairment in the foreseeable future.
Impairment assessment inherently involves management judgments regarding a number of assumptions described above. Fair value of the reporting units also depends on the future strength of the economy in our principal media and digital markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Indefinite Lived Intangibles: This asset grouping consists of FCC broadcast licenses related to our acquisitions of television stations, and trade names from the Cars.com and CareerBuilder acquisitions. As of December 31, 2016, indefinite lived intangible assets were $2.12 billion and represented approximately 25% of our total assets.
Indefinite lived assets are not subject to amortization and, as a result, they are tested for impairment annually (on the first day of our fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we would not have to perform the quantitative analysis. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2016, we elected not to perform the optional qualitative assessment; and instead, we performed the quantitative impairment test.
The fair value of each FCC broadcast license was determined using an income approach referred to as the Greenfield method. This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market for a new entrant, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. We performed a quantitative analysis on all of our FCC licenses on the impairment testing date and each fair value exceeded the carrying value by more than 30%, and therefore, concluded that no impairment existed.
We completed our acquisition of Belo in late 2013 and London Broadcasting in mid-2014 and as a result recorded FCC licenses for all stations acquired. As these FCC licenses were recorded at fair value on the date of acquisition, any future declines in the fair value of the FCC license could result in an impairment charge. Factors that could cause the fair value to decline would be negative changes in any of the assumptions described in the above Greenfield method. The discount rate used generally has a significant impact to the valuation. For our 2016 impairment testing date, the discount rate had declined from when we completed our acquisition of Belo and London Broadcasting (2.0% for Belo and 1.5% for London Broadcasting). Future increases in the discount rate assumptions could cause a decline in the fair value of our FCC licenses which may result in an impairment charge.
The estimates of fair value for the trade names are determined using the “relief from royalty” methodology, which is a variation of the income approach. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the intangible asset. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trade names are being licensed in the marketplace. We completed our annual impairment testing of trade names and determined each fair value exceeded the carrying value by more than 10%, and therefore, concluded that no impairments existed. Although our trade name assets are not currently impaired, changes in future market rates or decreases in future cash flows and growth rates could result in an impairment charge in a future period.

Other Long-Lived Assets (Property and Equipment and Amortizable Intangible Assets): As of December 31, 2016, other long-lived assets were $1.3 billion and represented approximately 16% of our total assets. Property and equipment are recorded at cost and depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. In cases where we determine the useful life of buildings and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.
If an indicator is present, we review our property and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups/local business units. Due to expected continued cash flow in excess of carrying value from its businesses, no property or equipment assets were considered impaired.
Our amortizable intangible assets consist mainly of customer relationships, acquired technology and retransmission agreements. These asset values are amortized ratably over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value.
We do not believe that any of our larger amortizable intangible assets (those with book values over $10 million) are at risk of requiring an impairment in the foreseeable future.
Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.
Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as non-deductible goodwill) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2016, deferred tax asset valuation allowances totaled $210 million, primarily related to federal and state capital losses, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We have $1.11 billion in floating interest rate obligations outstanding on December 31, 2016, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $6 million. Refer to Note 7 to the consolidated financial statements for information regarding the fair value of our long-term debt.
We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. We also have limited exposure to foreign exchange rate risk related to CareerBuilder’s international operations, primarily the Canadian Dollar, British pound Sterling, and Euro. While foreign exchange rates experienced higher volatility during 2016, given our limited exposure, we incurred currency transaction losses of just $2 million for the year ended December 31, 2016. If the price of the above currencies against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased less than 1% in 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of TEGNA Inc.:

We have audited the accompanying consolidated balance sheets of TEGNA Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TEGNA Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TEGNA Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
Assets	2016	2015
Current assets
Cash and cash equivalents	$76,920	$129,200
Trade receivables, net of allowances of $9,837 and $9,092, respectively	595,893	556,351
Other receivables	25,953	18,738
Prepaid expenses and other current assets	91,922	94,262
Current discontinued operations assets	—	6,608
Total current assets	790,688	805,159
Property and equipment
Land	74,747	76,089
Buildings and improvements	293,244	272,862
Equipment, furniture and fixtures	633,559	604,839
Construction in progress	13,192	30,395
Total	1,014,742	984,185
Less accumulated depreciation	(564,726)	(525,866)
Net property and equipment	450,016	458,319
Intangible and other assets
Goodwill	4,067,529	3,919,726
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $324,416 and $220,662, respectively	3,013,432	3,065,107
Investments and other assets	221,060	256,990
Noncurrent discontinued operation assets	—	657
Total intangible and other assets	7,302,021	7,242,480
Total assets	$8,542,725	$8,505,958

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
Liabilities and equity	2016	2015
Current liabilities
Accounts payable	$120,911	$124,654
Accrued liabilities
Compensation	103,590	115,679
Interest	42,413	49,835
Other	194,497	131,301
Dividends payable	30,178	31,033
Income taxes	13,478	15,742
Deferred revenue	113,468	132,650
Current portion of long-term debt	646	646
Current discontinued operations liabilities	—	5,243
Total current liabilities	619,181	606,783
Income taxes	22,644	18,191
Deferred income taxes	929,184	883,141
Long-term debt	4,042,749	4,169,016
Pension liabilities	187,290	178,844
Other noncurrent liabilities	142,407	168,573
Total noncurrent liabilities	5,324,274	5,417,765
Total liabilities	5,943,455	6,024,548

Redeemable noncontrolling interests	46,265	24,666

Commitments and contingent liabilities (see Note 13)

Equity
TEGNA Inc. shareholders’ equity
Common stock, par value $1: Authorized, 800,000,000 shares: Issued, 324,418,632 shares	324,419	324,419
Additional paid-in capital	473,742	539,505
Retained earnings	7,384,556	7,111,129
Accumulated other comprehensive loss	(161,573)	(130,951)
Less treasury stock at cost, 109,930,832 shares and 104,664,452 shares, respectively	(5,749,726)	(5,652,131)
Total TEGNA Inc. shareholders’ equity	2,271,418	2,191,971
Noncontrolling interests	281,587	264,773
Total equity	2,553,005	2,456,744
Total liabilities, redeemable noncontrolling interests and equity	$8,542,725	$8,505,958
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
Fiscal years ended	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014
Operating Revenues:
Media	$1,933,579	$1,682,144	$1,691,866
Digital	1,407,619	1,368,801	934,275
Total	3,341,198	3,050,945	2,626,141
Operating expenses:
Cost of revenues, exclusive of depreciation	1,038,667	923,336	954,990
Selling, general and administrative expenses, exclusive of depreciation	1,093,837	1,068,221	766,854
Depreciation	89,531	90,803	85,866
Amortization of intangible assets	114,959	114,284	65,971
Asset impairment and facility consolidation charges (gains) (see Note 12)	32,130	(58,857)	44,961
Total	2,369,124	2,137,787	1,918,642
Operating income	972,074	913,158	707,499
Non-operating (expense) income
Equity (loss) income in unconsolidated investments, net (see Note 5)	(7,170)	(5,064)	151,462
Interest expense	(232,013)	(273,629)	(272,668)
Other non-operating items	(20,439)	(11,529)	404,403
Total	(259,622)	(290,222)	283,197
Income before income taxes	712,452	622,936	990,696
Provision for income taxes	216,979	202,314	234,471
Income from continuing operations	495,473	420,622	756,225
Income (loss) from discontinued operations, net of tax	(7,474)	102,064	374,235
Net Income	487,999	522,686	1,130,460
Net income attributable to noncontrolling interests	(51,302)	(63,164)	(68,289)
Net income attributable to TEGNA Inc.	$436,697	$459,522	$1,062,171
Earnings from continuing operations per share - basic	$2.05	$1.59	$3.04
Earnings (loss) from discontinued operations per share - basic	(0.03)	0.45	1.65
Net income per share - basic	$2.02	$2.04	$4.69
Earnings from continuing operations per share - diluted	$2.02	$1.56	$2.97
Earnings from discontinued operations per share - diluted	(0.03)	0.44	1.61
Net income per share - diluted	$1.99	$2.00	$4.58
Weighted average number of common shares outstanding:
Basic shares	216,358	224,688	226,292
Diluted shares	219,681	229,721	231,907
Dividends declared per share	$0.56	$0.68	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
Fiscal years ended	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014
Net income	$487,999	$522,686	$1,130,460
Redeemable noncontrolling interests (income not available to shareholders)	(4,511)	(1,796)	(3,420)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(15,938)	(8,235)	(43,766)
Pension and other postretirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	8,068	32,533	42,407
Actuarial loss arising during the period	(21,337)	(40,069)	(428,496)
Interim remeasurement of post-retirement benefits liability	—	79,184	—
Other	—	(355)	(10,279)
Pension and other postretirement benefit items	(13,269)	71,293	(396,368)
Unrealized (losses) gains on available for sale investment during the period	(11,346)	3,311	—
Other comprehensive (loss) income before tax	(40,553)	66,369	(440,134)
Income tax effect related to components of other comprehensive income (loss)	5,066	(28,289)	147,718
Other comprehensive (loss) income, net of tax	(35,487)	38,080	(292,416)
Comprehensive income	448,001	558,970	834,624
Comprehensive income attributable to noncontrolling interests, net of tax	(39,284)	(55,099)	(57,167)
Comprehensive income attributable to TEGNA Inc.	$408,717	$503,871	$777,457
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal years ended	Dec. 31, 2016	Dec. 31, 2015	Dec. 28, 2014
Cash flows from operating activities
Net income	$487,999	$522,686	$1,130,460
Adjustments to reconcile net income to operating cash flows:
Depreciation	89,531	140,954	185,868
Amortization of intangible assets	114,959	121,290	79,856
Stock-based compensation	17,590	26,344	33,882
Provision for deferred income taxes	16,535	100,202	1,200
Pension expense (benefit), net of contributions	3,257	(122,376)	(111,194)
Equity loss (income) in unconsolidated investees, net	7,170	(5,743)	(167,319)
Gain on Cars.com acquisition, net of tax	—	—	(285,860)
Other, including losses (gains) on sale of assets and impairments	42,067	(65,496)	100,159
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(32,046)	32,787	(1,514)
Decrease (increase) in inventories	—	1,807	10,032
Increase (decrease) in accounts payable	(1,506)	(57,643)	66,740
Increase (decrease) in interest and taxes payable	(7,771)	(46,411)	(193,274)
Increase (decrease) in deferred revenue	(20,004)	4,822	(5,353)
Changes in other assets and liabilities, net	(34,352)	(1,992)	3,857
Net cash flows from operating activities	683,429	651,231	847,540
Cash flows from investing activities
Purchase of property and equipment	(94,796)	(118,767)	(150,354)
Payments for acquisitions, net of cash acquired	(206,078)	(53,656)	(1,990,877)
Payments for investments	(20,797)	(33,715)	(7,026)
Proceeds from investments	39,954	12,402	180,809
Proceeds from sale of businesses and assets	8,441	411,012	305,347
Net cash (used for) provided by investing activities	(273,276)	217,276	(1,662,101)
Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit facilities, net	(85,000)	80,000	640,000
Proceeds from borrowings	300,000	200,000	666,732
Debt repayments	(352,590)	(587,509)	(537,490)
Payments of debt issuance and financing costs	(1,684)	(7,619)	(10,548)
Dividends paid	(121,639)	(167,508)	(181,328)
Repurchases of common stock	(161,891)	(271,030)	(75,815)
Net settlement of stock for tax withholding and proceeds from stock option exercises	(20,352)	(6,841)	331
Distributions to noncontrolling membership interests	(18,840)	(24,783)	(22,072)
Deferred payments for acquisitions	(437)	(9,136)	(15,687)
Cash transferred to the Gannett Co., Inc. business	—	(63,365)	—
Net cash (used for) provided by financing activities	(462,433)	(857,791)	464,123
Effect of currency exchange rate change	—	—	(281)
(Decrease) increase in cash and cash equivalents	(52,280)	10,716	(350,719)
Cash and cash equivalents from continuing operations, beginning of year	129,200	110,305	455,023
Cash and cash equivalents from discontinued operations, beginning of year	—	8,179	14,180
Balance of cash and cash equivalents at beginning of year	129,200	118,484	469,203
Cash and cash equivalents from continuing operations, end of year	76,920	129,200	110,305
Cash and cash equivalents from discontinued operations, end of year	—	—	8,179
Balance of cash and cash equivalents at end of year	$76,920	$129,200	$118,484

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$206,271	$105,581	$207,038
Cash paid for interest	$225,462	$265,174	$242,190
Non-cash investing and financing activities
Non-monetary exchange of investment for acquisition	$—	$(34,403)	$—
Assets-held-for-sale proceeds	$—	$—	$146,428
Escrow deposit disbursement related to London Broadcasting Company television stations acquisition	$—	$—	$(134,908)
Capital expenditures	$—	$—	$(11,520)
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars, except per share data
	TEGNA Inc. Shareholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance at Dec. 29, 2013	$324,419	$552,368	$7,720,903	$(494,055)	$(5,410,537)	$201,695	$2,894,793
Net Income			1,062,171			68,289	1,130,460
Redeemable noncontrolling interest						(3,420)	(3,420)
Other comprehensive loss, net of tax				(284,714)		(7,702)	(292,416)
Total comprehensive income							834,624
Dividends declared: $0.80 per share			(180,705)				(180,705)
Distributions to noncontrolling membership shareholders						(22,072)	(22,072)
Treasury stock acquired					(75,815)		(75,815)
Stock-based awards activity		(52,988)			47,127		(5,861)
Stock-based compensation		33,882					33,882
Tax benefit from settlement of stock awards		12,437					12,437
Other activity		707			(286)	(2,431)	(2,010)
Balance at Dec. 28, 2014	$324,419	$546,406	$8,602,369	$(778,769)	$(5,439,511)	$234,359	$3,489,273
Net Income			459,522			63,164	522,686
Redeemable noncontrolling interest						(1,796)	(1,796)
Other comprehensive income (loss), net of tax				44,349		(6,269)	38,080
Total comprehensive income							558,970
Dividends declared: $0.68 per share			(153,022)				(153,022)
Distributions to noncontrolling membership shareholders						(23,550)	(23,550)
Spin-off of Publishing businesses			(1,797,740)	603,469			(1,194,271)
Treasury stock acquired					(271,030)		(271,030)
Stock-based awards activity		(52,436)			42,620		(9,816)
Stock-based compensation		26,344					26,344
Tax benefit from settlement of stock awards		20,439					20,439
Other activity		(1,248)			15,790	(1,135)	13,407
Balance at Dec. 31, 2015	$324,419	$539,505	$7,111,129	$(130,951)	$(5,652,131)	$264,773	$2,456,744
Net Income			436,697			51,302	487,999
Redeemable noncontrolling interests						(4,511)	(4,511)
Other comprehensive loss, net of tax				(27,980)		(7,507)	(35,487)
Total comprehensive income							448,001
Dividends declared: $0.56 per share			(120,784)				(120,784)
Adjustments related to the spin-off of Publishing businesses (see Note 8 and Note 10)			(42,486)	(2,642)			(45,128)
Distributions to noncontrolling membership shareholders						(18,840)	(18,840)
Treasury stock acquired					(161,891)		(161,891)
Stock-based awards activity		(84,648)			64,296		(20,352)
Stock-based compensation		17,590					17,590
Other activity		1,295				(3,630)	(2,335)
Balance at Dec. 31, 2016	$324,419	$473,742	$7,384,556	$(161,573)	$(5,749,726)	$281,587	$2,553,005
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
Fiscal year: Beginning in fiscal year 2015, we changed our financial reporting cycle to a calendar year-end. Accordingly, our 2015 fiscal year began on December 29, 2014 (the day after the end of the 2014 fiscal year) and ended on December 31, 2015. Historically, our fiscal year was a 52-53 week fiscal year that ended on the last Sunday of the calendar year. As a result, our 2015 fiscal year had two and four more days than fiscal years 2016 and 2014, respectively. The impact of the extra days did not have a material impact on our financial statements, and therefore, we have not restated the historical results.
Use of estimates: The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, fair value measurements, postretirement benefit plans, income taxes including deferred tax assets, and contingencies.
Basis of Presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (loss) income in unconsolidated investees, net” in the Consolidated Statements of Income. In addition, certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

On September 7, 2016, we announced plans to spin-off our Cars.com business unit into a separate stand-alone public company. At that time, we also announced our plans to conduct a strategic review of our 53% ownership interest in CareerBuilder. While we perform the necessary steps to complete the spin and strategic review, we have maintained the current operating and reporting structure and continue to report the financial results of these businesses in continuing operations. See Note 2 for additional information related to these strategic actions.
Segment presentation: We classify our operations into two reportable segments: Media Segment: consisting of 46 television stations and Digital Segment: consisting of our Cars.com, CareerBuilder and G/O Digital business units. Our reportable segments have been determined based on management and internal reporting structure, the nature of products and services offered by the businesses within the segments, and the financial information that is evaluated regularly by our chief operating decision maker.
Digital Segment revenues exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s properties. Such amounts are reflected within our Media Segment and included within media revenues in the Consolidated Statements of Income.
Noncontrolling interests presentation: Noncontrolling interests are presented as a component of equity on the Consolidated Balance Sheet. This balance primarily relates to the noncontrolling owners of CareerBuilder that own a 47% interest. Net income in the Consolidated Statements of Income reflects 100% of CareerBuilder’s results as we hold the controlling interest. Net income is subsequently adjusted to remove the noncontrolling interest to arrive at Net income attributable to TEGNA Inc.
In addition, CareerBuilder has made three strategic acquisitions in which they own a controlling financial interest (see Note 3). The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interest to CareerBuilder. Since redemption of the noncontrolling interest is outside of our control, the minority shareholders’ equity interest is presented on the consolidated balance sheet in the caption “Redeemable noncontrolling interests”. We recognize changes in the fair value of the minority interests redemption value as they occur. Redeemable noncontrolling interests was approximately $46.3 million and $24.7 million as of December 31, 2016 and 2015, respectively. The increase in the current year is primarily due to the acquisition of Workterra (see Note 3).
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense, which is included in cost of revenues on our Consolidated Statements of Income, was $11.3 million in 2016, $6.9 million in 2015 and $4.1 million in 2014. Write-offs of trade receivables (net of recoveries) were $8.5 million in 2016, $6.0 million in 2015 and $4.3 million in 2014.
Property and equipment: Property and equipment are recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Changes in the estimated useful life of an asset, which, for example, could happen as a result of facility consolidations, can affect depreciation expense and net income. Major building and leasehold improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance and repairs are expensed as incurred.
Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges each fiscal year presented related to long-lived assets. See Note 12 for further discussion.
Goodwill and indefinite-lived intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.
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

Otherwise, the two-step quantitative test is not required. In 2016, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.
Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. The level at which we test goodwill for impairment requires us to determine whether the operations below the operating segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. For Media, goodwill is accounted for at the segment level. For Digital, the reporting units are the stand-alone digital businesses such as Cars.com and CareerBuilder.
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
We estimate the fair value of each reporting unit using a combination of an income approach using the discounted cash flow (DCF) analysis and a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of its capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.
During the third quarter of 2016, we performed an interim impairment test for a small reporting unit within our Digital Segment, and as a result recorded a non-cash impairment charge of $15.2 million within asset impairment and facility consolidation charges in the accompanying Consolidated Statements of Income. See Note 4 for further discussion.
In the fourth quarter of 2016, we completed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of all of our reporting units significantly exceed their carrying values.
We also have intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television stations, and trade names from the Cars.com and CareerBuilder acquisitions. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. The estimates of fair value for the trade names are determined using the “relief from royalty” methodology, which is a variation of the income approach.

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
The results of our 2016 annual impairment test of indefinite lived intangible assets indicated the fair values exceed their carrying amounts; and therefore, no impairment charge was recorded.
Investments and other assets: Investments where we have significant influence are recorded under the equity method of accounting. We recognized impairment charges in 2014 and 2016 related to such investments. See Note 5 for additional information.
Investments in non-public businesses in which we do not have control or do not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At December 31, 2016, such investments totaled approximately $21.8 million and at December 31, 2015, they totaled approximately $8.6 million.
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
Revenue recognition: We generate revenue from a diverse set of product and service offerings which include advertising, retransmission consent fees, and software and recruitment services. Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectibility of the related fee is reasonably assured. Revenue from sales agreements that contain multiple deliverable elements is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Below is a detailed discussion of revenue by our two reportable segments.

Media Segment: The primary source of revenue for our Media Segment is through the sale of advertising time on its television stations. Advertising revenues are recognized, net of agency commissions, in the period when the advertisements are aired. Our Media Segment also earns revenue from retransmission consent arrangements. Under these agreements, we receive cash consideration from multichannel video programming distributors (e.g., cable and satellite providers) in return for our consent to permit the cable/satellite provider to retransmit our television signal. Retransmission consent fees are recognized over the contract period based on a negotiated fee per subscriber. Retransmission consent fees revenues have increased as a percentage of overall Media Segment revenue in recent years. In 2016, such revenues accounted for approximately 30% of overall Media Segment revenue compared to 27% in 2015. In addition, our Media Segment also generates online advertising revenue through the display of digital advertisements across its various digital platforms. Online advertising agreements typically take the form of an impression-based contract, fixed fee time-based contract or transaction based contract. The customers are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an advertisement. Revenue is recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for transaction based contracts.
Digital Segment: The primary source of revenue for our Digital Segment is through the sale of online subscription advertising products. Cars.com sells subscription advertising products to car dealerships, and CareerBuilder earns revenue through various types of recruitment subscription products. The transaction price for the subscription products is recognized on a straight-line basis over the contract term as the service is provided to our customers.
Revenue is recognized for our Digital Segment’s online display advertising arrangements (which includes Cars.com, CareerBuilder and G/O Digital) in the same manner as described above for the Media Segment’s online advertising revenue.
CareerBuilder service offerings also includes human capital software as a service (SaaS) and various other recruitment solutions (employment branding services and access to online resume databases). Generally, the human capital SaaS offering and access related to resume databases are subscription-based contracts for which revenue is recognized ratably over the subscription period. SaaS contracts are generally two to three-year contracts. Recruitment solutions (which include sourcing and screening services) are more transactional based contracts, and therefore, revenue is recognized as delivery occurs.

Retirement plans: Certain employees are covered by defined benefit pension plans and we provide certain medical and life insurance benefits to eligible retirees (collectively postretirement benefit plans). The amounts we record related to our postretirement benefit plans are computed using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including mortality estimates, health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans. Depending on the timing of the estimated payments, we recognize the funded status of our postretirement benefit plans as a current or non-current liability within our Consolidated Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits, recorded in the Consolidated Statements of Equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.
Stock-based employee compensation: We grant restricted stock units (RSU) and performance shares to employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is generally recognized on a straight-line basis over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 10 for further discussion.
Advertising and marketing costs: We expense advertising and marketing costs as they are incurred. Advertising expense was $161.3 million in 2016, $173.3 million in 2015 and $110.1 million in 2014, and are included in selling, general and administrative expenses on the Consolidated Statements of Income.
Income taxes: Income taxes are presented on the consolidated financial statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from operating loss and tax credit carry-forwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.
We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether it is more likely than not the position will be sustained upon examination by the relevant taxing authority. If we cannot reach a more likely than not determination, no benefit is recorded. If we determine the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our Consolidated Statements of Income. Interest and penalties were not material in each year presented.
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
We concluded that both the spin-off of our former publishing businesses on June 29, 2015, and the sale of our businesses constituting our former Other Segment during the fourth quarter of 2015 met all of the criteria to be presented as discontinued operations. As such, for all periods presented, we have recast our financial information to present the financial position and results of operations of the former publishing businesses and Other Segment as discontinued operations in the accompanying consolidated financial statements, with the exception of the Consolidated Statements of Cash Flows (which include the cash flows from both continuing and discontinuing operations). See Note 14 for more information.
Accounting guidance adopted in 2016: In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that changed the way companies present debt issuance costs on the balance sheet. Under the new guidance, debt issuance costs are reported as a direct deduction from the carrying amount of the debt liability, similar to debt discounts, rather than as an asset as recorded under the previous standard. Amortization of the costs will continue to be reported as interest expense. We adopted this guidance in the first quarter of 2016 and have applied the new guidance on a retrospective basis, wherein the balance sheet for each date presented is adjusted to reflect the effects of applying the new guidance. As disclosed in Note 7, as of December 31, 2016, and 2015, we had $27.6 million and $31.8 million, respectively, in debt issuance costs related to our term debt which was recorded as a direct deduction to the carrying amount of the associated debt liability. Debt issuance costs related to our revolving credit facility remained in non-current assets on our balance sheet as permitted under the new guidance.
In September 2015, the FASB issued guidance that requires an acquirer to recognize adjustments to provisional amounts recorded in a business combination in the reporting period in which the adjustments are determined. Recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduces comparability between periods when the adjustments are material. Past measurement period adjustments for us have not been material. We adopted and applied this guidance in the first quarter of 2016, our required adoption period, with no material impact on our consolidated financial statements.
In March 2016, the FASB issued guidance that changes certain aspects of the accounting for employee share-based payments. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2016. We believe the new guidance reduces the complexity of accounting for share-based payments which, in turn, improves the usefulness of the information provided to the users of our financial statements. Below is a summary of the most significant changes:

•
All excess tax benefits and tax deduction shortfalls will be recognized as income tax benefit or expense in the income statement (under the prior guidance these amounts were generally recognized in additional paid-in capital on the balance sheet). The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This guidance was applied prospectively beginning in the first quarter of 2016. The adoption of this element of the accounting standard reduced our income tax provision for the year ended December 31, 2016, by $6.4 million and the tax rate for the same period by approximately one percentage point, resulting in an increase to basic and diluted EPS of approximately $0.03. The reduction to the tax provision predominantly occurred in the first quarter of 2016 in connection with the settlement of performance share unit awards and the fourth quarter of 2016 in connection with the settlement of restricted stock units.

•
The guidance updated the classification in the Statement of Cash Flows in two areas: 1) excess tax benefits will now be classified along with other income tax cash flows as an operating activity (under prior guidance it was separated from operating activities and presented as a financing activity), and 2) cash paid by an employer to taxing authorities when directly withholding shares for tax withholding purposes will be classified as a financing activity (prior to our adoption of the new guidance, we classified such payments as cash outflow from operating activities). Changes to the classification of the Consolidated Statement of Cash Flows were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance.

The following table details the impact of adopting this element of the standard on our Consolidated Statement of Cash Flows (in thousands):

	Year ended Dec. 31, 2016
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change
Change in other assets and liabilities, net	$(63,359)	$(34,352)	$29,007
Net cash flow from operating activities	$654,422	$683,429	$29,007
Net settlement of stock for tax withholding and proceeds from stock option exercises	$8,655	$(20,352)	$(29,007)
Net cash used for financing activities	$(433,426)	$(462,433)	$(29,007)

	Year ended Dec. 31, 2015
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change
Change in other assets and liabilities, net	$(40,117)	$(1,992)	$38,125
Net cash flow from operating activities	$613,106	$651,231	$38,125
Net settlement of stock for tax withholding and proceeds from stock option exercises	$31,284	$(6,841)	$(38,125)
Net cash used for financing activities	$(819,666)	$(857,791)	$(38,125)

	Year ended Dec. 28, 2014
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change
Change in other assets and liabilities, net	$(22,484)	$3,857	$26,341
Net cash flow from operating activities	$821,199	$847,540	$26,341
Net settlement of stock for tax withholding and proceeds from stock option exercises	$26,672	$331	$(26,341)
Net cash used for financing activities	$490,464	$464,123	$(26,341)

In May 2015, FASB issued new guidance that exempts investments measured using the net asset value (NAV) as a practical expedient from categorization within the fair value hierarchy. The guidance requires retrospective application and is effective for public business entities after December 15, 2015. Accordingly, the standard was retrospectively applied resulting in such investments no longer being reflected within the fair value hierarchy table in Note 9. However, the assets measured using the NAV are presented below the fair value table in Note 9 to permit reconciliation of the fair value hierarchy to the line items presented in the statements of net assets available for benefits.

New accounting pronouncements not yet adopted: In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.
We will adopt the standard beginning January 1, 2018. The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method.
While we continue to evaluate the full impact of the standard, after our initial evaluation, we do not believe the standard will have a material impact on our consolidated financial statements. Below is a summary of our evaluation by reportable segment:
Media Segment: While our assessment is ongoing, we currently do not expect a material change to our television advertising revenue, which comprised approximately 60% of 2016 Media Segment revenue. Generally, our television spot advertisement contracts are short term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. Further, we expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. Retransmission revenue comprised approximately 30% of 2016 Media Segment revenue. We continue to evaluate the impact to Media’s online digital and other services revenue.
Digital Segment: Our Digital Segment is primarily comprised of our Cars.com and CareerBuilder business units. Cars.com’s primary source of revenue is through the sale of online subscription advertising products to car dealerships. We currently do not expect the standard to have a material impact on this revenue stream, which will continue to be recognized on a straight-line basis over the contract term as the service is provided to our customers. CareerBuilder’s sources of revenue include various types of recruitment solutions which consist primarily of advertisements, access to CareerBuilder’s online resume database and SaaS. Generally, advertising revenue is recognized once delivery has occurred, and revenue related to access to the online resume database and SaaS is recognized ratably over the subscription period. Contracts with customers range from one to three years.  We are evaluating the impact, if any, of the new standard on some of the features of CareerBuilder’s revenue streams, such as multi-year contracts and the combination of recruitment solutions.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our investment in Gannett, our only available-for-sale equity investment, are recorded as unrealized gains or losses through other comprehensive income until such investment is sold. The new guidance is effective for public companies beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment through retained earnings. Early adoption is permitted. We recorded approximately $11.3 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2016. Losses of this nature in the future will be recorded within the Consolidated Statements of Income under this new guidance.
In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are evaluating the effect it is expected to have on our consolidated financial statements and related disclosures. Currently all of our leases are classified as operating leases, and our future commitments under our operating leases are located at Note 13.
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
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The standard has tiered effective dates, starting in 2020. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.

NOTE 2

Strategic actions
Spin-off of Cars.com: On September 7, 2016, we announced our intention to spin-off our Cars.com business unit, which is currently reported within our Digital Segment. Cars.com’s 2016 annual revenue was approximately $633 million and it has approximately 1,275 employees. The expected separation will be implemented through a tax-free distribution of shares in a new entity formed to hold the assets of Cars.com to our shareholders. We expect to complete the transaction in the first half of 2017, subject to a number of conditions, including final approval of our Board of Directors, receipt of an opinion from tax counsel regarding the tax-free nature of the distribution, the effectiveness of a Form 10 registration statement filed with the SEC, and other customary matters. There can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed. While we perform the necessary steps to complete the spin-off, we will maintain the current operating and reporting structure and will continue to report the financial results of Cars.com in our continuing operations until the spin-off transaction is complete.
Strategic Review of CareerBuilder: On September 7, 2016, we also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder, including a possible sale of it in conjunction with the other owners’ interests. CareerBuilder’s 2016 annual revenue was approximately $714 million and it has approximately 3,300 employees. CareerBuilder’s operations are included within our Digital Segment. At this time, there can be no guarantee that any of the options under review will result in a transaction. We expect to complete our strategic review during the first half of 2017. While we perform our strategic review for CareerBuilder, we will maintain the current operating and reporting structure and will continue to report the financial results of CareerBuilder in our continuing operations.

NOTE 3

Acquisitions, investments and dispositions
We made the following acquisitions, investments and dispositions during 2014 through 2016:

Acquisitions
2016: On March 1, 2016, CareerBuilder acquired 100% of Aurico Inc. (Aurico), a provider of background screening and drug testing which serves both U.S. and international customers. CareerBuilder funded the acquisition with cash on hand. Aurico expands CareerBuilder’s product line to include another critical step in the job hiring process, which will be sold across its sales channels.
On August 1, 2016, we acquired 100% of DMR Holdings, Inc. (DealerRater), a leading automotive dealer review website. We funded the acquisition with a combination of borrowing under our revolving credit facility and cash on hand. DealerRater is combined into our Cars.com business unit within our Digital Segment. We expect the addition of DealerRater will further strengthen Cars.com’s position as a leader in online automotive reviews.
On September 2, 2016, CareerBuilder acquired 75% of Employee Benefit Specialists, Inc. d/b/a WORKTERRA (Workterra), a cloud-based human capital management platform. CareerBuilder funded the acquisition with cash on hand. The acquisition will expand CareerBuilder’s product offering beyond recruitment into post-hire solutions. Workterra’s cloud-based solution provides onboarding, benefits administration, wellness and compliance solutions to more than 600,000 employees.
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
On December 3, 2015, we acquired three television stations KGW in Portland, Oregon; WHAS in Louisville, Kentucky; and KMSB in Tucson, Arizona, following approval from the Federal Communications Commission. Since 2013, we had consolidated these three television stations as they were VIEs and we were the primary beneficiary.
2014: On October 1, 2014, we acquired the remaining 73% interest in Cars.com (formerly known as Classified Ventures, LLC) for $1.83 billion. We funded the acquisition with additional borrowings and cash on hand. As part of the acquisition, Cars.com entered into new five-year affiliation agreements with each of the former newspaper investors at economic terms much more favorable to Cars.com.

In 2014, we recognized a $476.7 million pre-tax non-cash gain ($285.9 million after-tax) on the acquisition of Cars.com, which is comprised of a $396.7 million gain on the write-up of our prior 27% investment in Cars.com to fair value and an $80.0 million gain related to the required accounting for the pre-existing affiliate agreement between us and Cars.com. The net gain is included in Other non-operating items on the Consolidated Statements of Income. The impact to our Consolidated Statements of Income, net of intersegment eliminations, from October 1, 2014, the acquisition date to December 28, 2014 was $129.0 million of revenue and $33.6 million of operating income.
Pro forma information. The following table sets forth unaudited pro forma results of operations, assuming that the Cars.com acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of 2014:

Unaudited
In thousands of dollars	2014
Total revenues	$2,987,058
Net income attributable to TEGNA Inc.	$754,851

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the annual period presented. The pro forma adjustments reflect amortization of intangibles and unfavorable contracts related to the fair value adjustments of the assets and liabilities acquired, additional interest expense related to the financing of the transactions, alignment of accounting policies and the related tax effects of the adjustments. Changes in affiliation agreements between Cars.com and its former investors that went into effect on October 1, 2014, were excluded from the pro forma adjustments. The pro forma table excludes adjustments for any other acquisitions in 2014.
We incurred and expensed a total of $9.3 million of acquisition costs related to Cars.com for the year ended December 28, 2014. Such costs were reflected in Other non-operating items in the Consolidated Statements of Income. These acquisition costs and the $285.9 million after-tax gain on the acquisition of Cars.com are not included in the pro forma amounts above as they are specifically related to the acquisition.
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

Dispositions
2016: On December 15, 2016, we sold our Cofactor business to Liquidus LLC. Cofactor had previously been included in the Digital Segment.
On March 18, 2016, we sold Sightline Media Group (Sightline) to Regent Companies LLC. Our Sightline business unit was previously classified as held for sale as of the end of fiscal year 2015; and as a result, the operating results of Sightline have been included in discontinued operations in our consolidated financial statements for all periods presented. See Note 14 for further discussion.
2015: On June 29, 2015, we completed the spin-off of our publishing businesses and began trading as TEGNA on the New York Stock Exchange under the symbol TGNA. See Note 14 for further details regarding the spin-off.
On December 29, 2014, which was the first day of our 2015 fiscal year, we completed our sale of Gannett Healthcare Group (GHG), to OnCourse Learning. GHG provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals in the U.S.
On November 5, 2015, we also sold our subsidiaries Clipper Magazine (Clipper), a direct mail advertising magazine business, and Mobestream Media (Mobestream), maker of a mobile rewards/coupon platform, to Valassis Direct Mail, Inc.
The Clipper and Mobestream business units represented substantially all of the operations of our former Other Segment. As a result, the operating results of our Other Segment have been included in discontinued operations in our consolidated financial statements (see Note 14 for more information).
On November 12, 2015, we sold PointRoll which was part of our Cofactor business unit within our Digital Segment to Sizmek Technologies, Inc.
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

NOTE 4

Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at December 31, 2016 and December 31, 2015.

In thousands of dollars
	Gross	Accumulated Amortization	Net
Dec. 31, 2016
Goodwill	$4,067,529	$—	$4,067,529
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950
Trade names	925,171	—	925,171
Amortizable intangible assets:
Customer relationships	929,852	(210,691)	719,161
Other	290,875	(113,725)	177,150
Total	$7,405,377	$(324,416)	$7,080,961
Dec. 31, 2015
Goodwill	$3,919,726	$—	$3,919,726
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950
Trade names	925,019	—	925,019
Amortizable intangible assets:
Customer relationships	903,652	(145,398)	758,254
Other	265,148	(75,264)	189,884
Total	$7,205,495	$(220,662)	$6,984,833

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Other intangibles primarily include retransmission agreements, network affiliations, developed technology, and patents and are amortized on a straight-line basis over their useful lives.
In connection with the purchase accounting for the Aurico transaction, we recorded intangible assets of $14.1 million, related to technology, customer relationships and trade name, which will be amortized over a weighted-average period of 8 years.
In connection with the purchase accounting for the DealerRater acquisition, we recorded customer relationships of $24.7 million and other intangible assets of $14.1 million, related to trade name, technology and content library which will be amortized over a weighted average period of 10 years.
In connection with our preliminary purchase accounting related to the Workterra acquisition, we recorded other intangible assets of $13.7 million, related to technology, and customer relationships which will be amortized over a weighted average period of 8 years.

The following table shows the projected annual amortization expense, as of December 31, 2016, related to our existing amortizable intangible assets:

In thousands of dollars
2017	$114,557
2018	$111,789
2019	$107,234
2020	$101,906
2021	$90,498

The following table shows the changes from 2015 to 2016 in the carrying amount of goodwill by reportable segment.

In thousands of dollars
	Media	Digital	Total
Goodwill
Gross balance at Dec. 28, 2014	$2,578,601	$1,503,141	$4,081,742
Accumulated impairment losses	—	(166,971)	(166,971)
Net balance at Dec. 28, 2014	$2,578,601	$1,336,170	$3,914,771
Acquisitions & adjustments	817	25,667	26,484
Dispositions	—	(252)	(252)
Impairment	—	(8,000)	(8,000)
Foreign currency exchange rate changes	—	(13,277)	(13,277)
Balance at Dec. 31, 2015	$2,579,418	$1,340,308	$3,919,726
Gross balance at Dec. 31, 2015	2,579,418	1,515,279	4,094,697
Accumulated impairment losses	—	(174,971)	(174,971)
Net balance at Dec. 31, 2015	$2,579,418	$1,340,308	$3,919,726
Acquisitions & adjustments	—	176,775	176,775
Impairment	—	(15,218)	(15,218)
Foreign currency exchange rate changes	—	(13,754)	(13,754)
Balance at Dec. 31, 2016	$2,579,418	$1,488,111	$4,067,529
Gross balance at Dec. 31, 2016	2,579,418	1,678,300	4,257,718
Accumulated impairment losses	—	(190,189)	(190,189)
Net balance at Dec. 31, 2016	$2,579,418	$1,488,111	$4,067,529

In the third quarter of 2016, based on continued adverse business trends and changes in our strategic plans, we concluded it was more likely than not that the fair value of a small reporting unit within our Digital Segment was lower than its carrying value, and accordingly we performed an interim goodwill impairment test for this reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of $15.2 million in the third quarter of 2016, representing the full amount of goodwill associated with this reporting unit. This impairment charge is recorded within asset impairment and facility consolidation charges in the accompanying Consolidated Statements of Income.

NOTE 5

Other assets and investments
Our investments and other assets consisted of the following as of December 31, 2016 and December 31, 2015:

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Cash value life insurance	$64,134	$68,332
Deferred compensation investments	52,273	77,199
Equity method investments	19,970	27,824
Available for sale investment	16,744	28,090
Deferred debt issuance cost	9,856	13,620
Other long-term assets	58,083	41,925
Total	$221,060	$256,990

Deferred compensation: Employee compensation related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities (See Note 9 for further discussion on how fair value is determined). Net gains on trading securities in 2016, 2015, and 2014 were $3.2 million, $0.5 million and $2.9 million. Gains and losses on these investments are included in Other non-operating items within our Consolidated Statement of Income.
Equity method investments: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income, on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments. Pre-tax impairments on equity method investments were $3.9 million in 2016 and $3.0 million in 2014 and were recorded in equity loss in unconsolidated investments, net, in the accompanying Consolidated Statements of Income. No material impairments were recorded in 2015.
For the year ended December 28, 2014, the net gain in Equity income in unconsolidated investees of $151.5 million was primarily related to a pre-tax gain of $148.4 million related to the sale of our investment in Apartments.com by Classified Ventures.
Cost method investments: The carrying value of cost method investments at December 31, 2016, was $21.8 million and $8.6 million at December 31, 2015, and is included within other long-term assets in the table above. The increase is primarily due to our new investments in WhistleSports and Kin Community during 2016.

NOTE 6

Income taxes
The provision (benefit) for income taxes from continuing operations consists of the following:

In thousands of dollars
2016	Current	Deferred	Total
Federal	$189,900	$25,854	$215,754
State and other	13,107	(12,077)	1,030
Foreign	1,537	(1,342)	195
Total	$204,544	$12,435	$216,979

In thousands of dollars
2015	Current	Deferred	Total
Federal	$114,161	$76,816	$190,977
State and other	12,795	(2,247)	10,548
Foreign	1,849	(1,060)	789
Total	$128,805	$73,509	$202,314

In thousands of dollars
2014	Current	Deferred	Total
Federal	$139,710	$51,245	$190,955
State and other	23,114	20,232	43,346
Foreign	1,100	(930)	170
Total	$163,924	$70,547	$234,471

The components of income from continuing operations attributable to TEGNA Inc. before income taxes consist of the following:

In thousands of dollars
	2016	2015	2014
Domestic	$667,556	$568,534	$927,453
Foreign	(6,406)	(8,762)	(5,046)
Total	$661,150	$559,772	$922,407

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.8	3.2	2.4
Domestic Manufacturing Deduction	(2.8)	(2.0)	(1.6)
Uncertain tax positions, settlements and lapse of statutes of limitations	(0.3)	(0.2)	(0.3)
Net deferred tax write offs and deferred tax rate adjustments	(1.2)	(1.6)	(0.3)
Non-deductible transactions costs	0.5	0.5	0.7
Loss on sale of subsidiary	—	—	(12.6)
Non-deductible goodwill	—	0.4	3.0
Net excess benefits on share-based payments	(1.0)	—	—
Other, net	(0.2)	0.8	(0.9)
Effective tax rate	32.8%	36.1%	25.4%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.
Deferred tax liabilities and assets were composed of the following at the end of December 31, 2016 and December 31, 2015:

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Liabilities
Accelerated depreciation	$80,101	$55,783
Accelerated amortization of deductible intangibles	667,015	663,545
Partnership investments including impairments	309,515	282,784
Other	7,570	9,057
Total deferred tax liabilities	1,064,201	1,011,169
Assets
Accrued compensation costs	32,361	28,119
Pension and postretirement medical and life	78,318	73,470
Loss carryforwards	197,812	184,117
Other	36,465	26,735
Total deferred tax assets	344,956	312,441
Valuation allowance	209,939	184,413
Total net deferred tax (liabilities)	$(929,184)	$(883,141)

As of December 31, 2016, we had approximately $388.9 million of capital loss carryforwards for federal and state purposes which can only be utilized to the extent capital gains are recognized. Losses of $361.5 million will expire if not used prior to 2020, while the remaining losses will expire if not used prior to 2022. As of December 31, 2016, we also had approximately $17.7 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2017 through 2036.
Included in total deferred tax assets are valuation allowances of approximately $209.9 million as of December 31, 2016 and $184.4 million as of December 31, 2015, primarily related to federal and state capital losses and state net operating losses available for carry forward to future years.
The increase in the valuation allowance from 2015 to 2016 is primarily related to additional federal and state capital loss carryforwards generated on the sale of certain capital assets during the year, as well as certain non-broadcast minority investments that would generate a capital loss if they were to be sold. If, in the future, we believe that it is more-likely-than-not that these deferred tax benefits will be realized, the valuation allowances will be reversed in the Consolidated Statement of Income.
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

Tax Matters Agreement
Prior to the June 29, 2015 spin-off of our publishing businesses, we entered into a Tax Matters Agreement with Gannett Co., Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. The agreement provides that we will generally indemnify Gannett Co., Inc. against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S., state, and foreign taxes.

Uncertain Tax Positions
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars
	2016	2015	2014
Change in unrecognized tax benefits
Balance at beginning of year	$19,491	$58,886	$57,324
Additions based on tax positions related to the current year	213	6,095	12,426
Additions for tax positions of prior years	162	853	868
Reductions for tax positions of prior years	(1,214)	(24,858)	(4,563)
Settlements	—	—	(129)
Reductions for transfers to Gannett Co., Inc.	—	(18,804)	—
Reductions due to lapse of statutes of limitations	(1,352)	(2,681)	(7,040)
Balance at end of year	$17,300	$19,491	$58,886

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.8 million as of December 31, 2016, and $12.5 million as of December 31, 2015. This amount includes the federal tax benefit of state tax deductions.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized expense from interest for uncertain tax positions of $0.7 million in 2016 while recording income of $0.4 million in 2015 and $3.4 million in 2014. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $1.5 million as of December 31, 2016 and $1.7 million as of December 31, 2015.
We file income tax returns in the U.S. and various state jurisdictions. The 2013 through 2016 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2013 remain subject to examination by certain states due to ongoing audits.
It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $1.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 7

Long-term debt
Our long-term debt is summarized below (in thousands):

	Dec. 31, 2016	Dec. 31, 2015
Unsecured floating rate term loan due quarterly through August 2018	$52,100	$83,700
VIE unsecured floating rate term loans due quarterly through December 2018	1,292	1,938
Unsecured floating rate term loan due quarterly through June 2020	140,000	180,000
Unsecured floating rate term loan due quarterly through September 2020	285,000	—
Borrowings under revolving credit agreement expiring June 2020	635,000	720,000
Unsecured notes bearing fixed rate interest at 10% due April 2016	—	193,429
Unsecured notes bearing fixed rate interest at 7.125% due September 2018	—	70,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	4,078,392	4,214,067
Debt issuance costs	(27,615)	(31,800)
Other (fair market value adjustments and discounts)	(7,382)	(12,605)
Total long-term debt	4,043,395	4,169,662
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$4,042,749	$4,169,016

On April 1, 2016 our unsecured notes bearing a fixed rate of 10% became due, and therefore, we made a debt maturity payment of approximately $203.1 million (comprised of principal and accrued interest). The payment was made using borrowings from our revolving credit facility.
On September 30, 2016, we borrowed $300 million under a new four-year term loan due in 2020. The interest rate on the term loan is equal to the same interest rates as borrowings under the Amended and Restated Competitive Advance and Revolving Credit Agreement. Both the revolving credit agreement and the term loan are guaranteed by a majority of our wholly-owned material domestic subsidiaries. We used substantially all of the proceeds from the new term loan to repay a portion of the outstanding obligation under our revolving credit facility.
On November 1, 2016, we redeemed the remaining $70 million of 7.125% unsecured notes due in September 2018 at par.
In 2015, we entered into an agreement to amend and extend our existing revolving credit facility with one expiring on June 29, 2020 (the Amended and Restated Competitive Advance and Revolving Credit Agreement). As a result, the maximum total leverage ratio permitted by the new agreement is 5.0x through June 30, 2017, after which, as amended, it is reduced to 4.75x through June 30, 2018, and then to 4.50x thereafter. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. On September 26, 2016, we amended the Amended and Restated Competitive Advance and Revolving Credit Agreement to increase the capacity of the facility by $103 million. Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.5 billion. As of December 31, 2016, we had unused borrowing capacity of $844 million under our revolving credit facility.

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
Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loans and fixed rate notes due in 2017 through 2018. Based on this refinancing assumption, all of the obligations other than the VIE unsecured floating rate term loan due prior to 2019 are reflected as maturities for 2019 and beyond.

In thousands of dollars
2017 (1)	$646
2018 (1)	646
2019	700,000
2020 (2)	1,612,100
2021	350,000
Thereafter	1,415,000
Total	$4,078,392
(1) Amortization of term debt due in 2017 and 2018 is assumed to be repaid with funds from the revolving credit agreement, which matures in 2020. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities are $132 million and $121 million in 2017 and 2018, respectively.
(2) Assumes current revolving credit agreement borrowings comes due in 2020 and credit facility is not extended.

NOTE 8

Retirement plans
We have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our principal retirement plan is the TEGNA Retirement Plan (TRP). The TRP was formed in connection with the spin-off of our former publishing businesses. The TRP assumed certain assets and liabilities from the Gannett Retirement Plan, with the remaining pension obligations being retained by Gannett. The G. B. Dealey Retirement Pension Plan (Dealey Plan), a pension plan covering former Belo employees, merged with the TRP plan as of December 31, 2015.
The disclosure tables below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans.
Substantially all participants in the TRP and SERP had their benefits frozen before 2009.
Our pension costs, which include costs for our qualified and non-qualified plans, are presented in the following table:

In thousands of dollars
	2016	2015	2014
Service cost—benefits earned during the period	$816	$920	$812
Interest cost on benefit obligation	26,111	23,800	23,558
Expected return on plan assets	(26,764)	(31,464)	(28,697)
Amortization of prior service costs	670	673	599
Amortization of actuarial loss	7,615	6,335	4,003
Total pension expense for company-sponsored retirement plans	$8,448	$264	$275

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Change in benefit obligations
Benefit obligations at beginning of year	$586,624	$566,224
Service cost	816	920
Interest cost	26,111	23,800
Actuarial loss (gain)	17,755	(12,514)
Gross benefits paid	(38,532)	(34,401)
Adjustment due to spin-off of publishing businesses	13,639	42,595
Benefit obligations at end of year	$606,413	$586,624
Change in plan assets
Fair value of plan assets at beginning of year	$400,193	$387,626
Actual return on plan assets	21,316	(725)
Employer contributions	5,191	12,008
Gross benefits paid	(38,532)	(34,401)
Transfers	—	35,685
Fair value of plan assets at end of year	$388,168	$400,193
Funded status at end of year	$(218,245)	$(186,431)
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(30,955)	$(7,587)
Accrued benefit cost—noncurrent	$(187,290)	$(178,844)

In 2016, we identified certain actuarial discrepancies in participant data that resulted in an overstatement of the postretirement benefits liabilities transferred to our former publishing businesses in conjunction with the spin-off. Based on our assessment of qualitative and quantitative factors, the impact of these discrepancies was not considered material to the consolidated financial statements for the prior periods. The correction of these discrepancies resulted in an increase in pension liabilities of $13.6 million (which is shown in the table above) and postretirement medical and life insurance liabilities of $3.1 million. The increase in postretirement benefits liabilities was offset by a reduction in retained earnings of $7.7 million, a $2.6 million increase, net of taxes, in accumulated other comprehensive loss, and an increase in deferred tax assets of $6.4 million.
The funded status (on a projected benefit obligation basis)
of our principal retirement plans at December 31, 2016, is as follows:

In thousands of dollars
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$388,168	$502,922	$(114,754)
SERP (a)	—	102,856	(102,856)
All other	—	635	(635)
Total	$388,168	$606,413	$(218,245)
(a) The SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $601.4 million at December 31, 2016 and $576.3 million at December 31, 2015. Based on actuarial projections, contributions of $53.3 million are expected to be made to our retirement plans during the year ended December 31, 2017.
The following table presents information for our retirement plans for which accumulated benefits exceed assets:

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Accumulated benefit obligation	$601,430	$576,333
Fair value of plan assets	$388,168	$400,193

The following table presents information for our retirement plans for which projected benefit obligations exceed assets:

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Projected benefit obligation	$606,413	$586,624
Fair value of plan assets	$388,168	$400,193

The following table summarizes the amounts recorded in accumulated other comprehensive income (loss) that have not yet been recognized as a component of pension expense as of the dates presented (pre-tax):

In thousands of dollars
	Dec. 31, 2016	Dec. 31, 2015
Net actuarial losses	$(204,761)	$(184,808)
Prior service cost	(2,717)	(3,367)
Amounts in accumulated other comprehensive income (loss)	$(207,478)	$(188,175)

The actuarial loss amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 are $8.0 million. The prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 are $0.6 million.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following for continuing operations only:

In thousands of dollars
2016
Current year actuarial loss	$(23,203)
Amortization of previously deferred actuarial loss	7,615
Amortization of previously deferred prior service costs	670
Adjustment due to spin-off of publishing businesses	(4,386)
Total	$(19,304)

Pension costs: The following assumptions were used to determine net pension costs:

	2016	2015	2014
Discount rate	4.46%	4.19%	4.84%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31, 2016	Dec. 31, 2015
Discount rate	4.12%	4.46%
Rate of compensation increase	3.00%	3.00%

Plan assets: The asset allocation for the TRP at the end of 2016 and 2015, and target allocations for 2017, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2017	2016	2015
Equity securities	60%	59%	58%
Debt securities	25	34	35
Other	15	7	7
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our TRP assets was 7.4% for 2016, 1.0% for 2015 and 8.2% for 2014.
Cash flows: We estimate we will make the following benefit payments (from either retirement plan assets or directly from our funds), which reflect expected future employee service, as appropriate:

In thousands of dollars
2017	$62,588
2018	$36,675
2019	$38,514
2020	$38,030
2021	$38,272
2022-2026	$196,925

401(k) savings plan
Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.
For most participants, the plan’s matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $15.5 million in 2016, $18.2 million in 2015 and $19.3 million in 2014. We settle the 401(k) employee company stock match obligation by buying our stock in the open market and depositing it in the participants’ accounts.

Multi-employer plan
We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover our union-represented employees. The risks of participating in this multi-employer plan are different from single-employer plans in the following aspects:

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

The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.
The AFTRA Plan has a certified green zone status as of November 30, 2014. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented.
We make all required contributions to the plan as determined under the respective CBAs. We contributed $1.8 million in 2016, $1.1 million in 2015 and $1.0 million in 2014. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2015. At the date we issued our financial statements, Forms 5500 were unavailable for the plan years ending after November 30, 2015.
Expiration dates of the CBAs in place range from April 16, 2017 to February 23, 2019.
The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2016 and 2015.

NOTE 9

Fair value measurement
We measure and record certain assets and liabilities at fair value in the accompanying consolidated financial statements. U.S. GAAP establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:
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
The financial instruments measured at fair value in the accompanying Consolidated Balance Sheets consist of the following:

Company Owned Assets
In thousands of dollars
Fair value measurement as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation investments	$28,558	$—	$—	$28,558
Available for sale investment	16,744	—	—	16,744
Total	$45,302	$—	$—	$45,302
Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$10,140
Fixed income fund				13,575
Total investments at fair value				$69,017

In thousands of dollars
Fair value measurement as of Dec. 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation investments	$27,770	$—	$—	$27,770
Available for sale investment	28,090	—	—	28,090
Total	$55,860	$—	$—	$55,860
Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$36,114
Fixed income fund				13,315
Total investments at fair value				$105,289

Deferred compensation investments as of December 31, 2016 and 2015 were $28.6 million and $27.8 million, respectively. These investments consist of mutual funds which have publicly quoted prices and are therefore classified as Level 1 assets. The available for sale investment is our investment in Gannett, which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. Interest in registered investment companies are valued using the net asset values as quoted through publicly available pricing sources and investments are redeemable on request. These investments include one fund which invests in intermediate-term investment grade bonds and a fund which invests in equities listed predominantly on European and Asian exchanges. The fixed income fund is valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of December 31, 2016. In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $4.19 billion at December 31, 2016 and $4.31 billion at December 31, 2015.
In 2016, 2015 and 2014, we recorded non-cash goodwill impairment charges of $15.2 million, $8.0 million and $30.3 million in connection with our interim and annual goodwill impairment test. The fair value determination of goodwill was determined using a combination of an income approach (DCF valuation analysis) and market-based approach (guideline public company analysis) and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used. See Note 1 and 12 for further information on the non-cash goodwill impairment charges and our valuation methodologies.

Pension Plan Assets
In thousands of dollars
Fair value measurement as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$2,206	$—	$—	$2,206
Corporate stock	60,730	—	—	60,730
Total	$62,936	$—	$—	$62,936
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$167,647
Common collective trust - fixed income				127,043
Hedge funds				14,754
Partnership/joint venture interests				8,985
Interest in registered investment companies				6,803
Total fair value of plan assets				$388,168

In thousands of dollars
Fair value measurement as of Dec. 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$1,098	$—	$—	$1,098
Corporate stock	58,291	—	—	58,291
Corporate bonds	—	99	—	99
Total	$59,389	$99	$—	$59,488
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$172,046
Common collective trust - fixed income				135,914
Hedge funds				14,290
Partnership/joint venture interests				11,796
Interest in registered investment companies				6,659
Total fair value of plan assets				$400,193

Valuation methodologies used for assets and liabilities measured at fair value are as follows:
Corporate stock classified as Level 1 is valued primarily at the closing price reported on the active market on which the individual securities are traded.

The investments in Level 2 are corporate bonds which are valued based on institutional bid evaluations using proprietary models, using discounted cash flow models or models that derive prices based on similar securities.
Interest in common/collective trusts are valued using the net asset value as provided monthly by the investment manager or fund company.
Ten of the investments in collective trusts are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining eleven investments in collective trusts held by the Plan are invested in equity funds. The strategy of these funds is to generate returns predominantly from developed equity markets. These funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.
Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investment strategy of this company is to generate returns from government issued debt securities. These investments are redeemable on request.
Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a 0.55% charge. Future funding commitments to our partnership investments totaled $0.8 million as of December 31, 2016 and $1.0 million as of December 31, 2015.
As of December 31, 2016, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in hedge funds are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.
We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator.
Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the period.

NOTE 10

Shareholders’ equity
At December 31, 2016, and 2015, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. At December 31, 2016, shareholders’ equity of TEGNA included 215 million shares that were outstanding (net of 110 million shares of common stock held in treasury). At December 31, 2015, shareholders’ equity of TEGNA included 220 million shares that were outstanding (net of 105 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding at December 31, 2016, or 2015.

Capital stock and earnings per share
We report earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from performance shares and restricted stock units.
Our earnings per share (basic and diluted) for 2016, 2015, and 2014 are presented below:

In thousands, except per share amounts
	2016	2015	2014
Income from continuing operations attributable to TEGNA Inc.	$444,171	$357,458	$687,936
Income from discontinued operations, net of tax	(7,474)	102,064	374,235
Net income attributable to TEGNA Inc.	$436,697	$459,522	$1,062,171
Weighted average number of common shares outstanding - basic	216,358	224,688	226,292
Effect of dilutive securities
Restricted stock	1,424	2,236	2,624
Performance Share Units	997	1,867	1,999
Stock options	902	930	992
Weighted average number of common shares outstanding - diluted	219,681	229,721	231,907
Earnings from continuing operations per share - basic	$2.05	$1.59	$3.04
Earnings from discontinued operations per share - basic	(0.03)	0.45	1.65
Earnings per share - basic	$2.02	$2.04	$4.69
Earnings from continuing operations per share - diluted	$2.02	$1.56	$2.97
Earnings from discontinued operations per share - diluted	(0.03)	0.44	1.61
Earnings per share - diluted	$1.99	$2.00	$4.58

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 150,000 stock awards for 2016, 200,000 for 2015 and 800,000 for 2014, as their inclusion would be anti-dilutive.

Share repurchase program
In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During 2016, 7.0 million shares were purchased under the current program for $161.9 million. In connection with our announcement to spin-off our Cars.com business unit, we temporarily suspended repurchasing shares starting in July 2016 through early November 2016. In 2015, 9.6 million shares were purchased under the current and a former program for $271.0 million and in 2014, 2.7 million shares were purchased under a former program for $75.8 million. Repurchased shares are included in the Consolidated Balance Sheets as Treasury Stock. As of December 31, 2016, the value of shares that may be repurchased under the existing program is $467.2 million.
The shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on price and other corporate needs. Purchases may occur from time to time and no maximum purchase price has been set. Certain of the shares we previously acquired have been reissued in settlement of employee stock awards.

Stock-Based Compensation Plans
In May 2001, our shareholders approved the adoption of the 2001 Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Executive Compensation Committee of the Board of Directors and was amended and restated as of May 4, 2010, to increase the number of shares reserved for issuance to 60.0 million shares of our common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other equity-based and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.
In 2011, we established a performance share award plan for senior executives pursuant to which awards were first made with a grant date of January 1, 2012. Pursuant to the terms of this award, we may issue shares of our common stock (Performance Shares) to senior executives following the completion of a three-year period beginning on the grant date. Generally, if an executive remains in continuous employment with us during the full three-year incentive period, the number of performance share units (PSU) that an executive will receive will be determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period.
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
The Plan also permits us to issue restricted stock. Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions determined by the Executive Compensation Committee.
Determining fair value of PSUs
Valuation and amortization method – We determined the fair value of Performance Shares using the Monte Carlo valuation model. This model considers the likelihood of the share prices of our peer group companies’ and our shares ending at various levels subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Monte Carlo valuation model include expected term, expected volatility, risk-free interest rate and expected dividend yield. Each assumption is discussed below.
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
Expected dividend – The dividend assumption is based on our expectations about our dividend policy on the date of grant.
Estimated forfeitures – When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual forfeitures.

The following assumptions were used to estimate the fair value of performance share awards:

PSUs Granted During	2016	2015	2014
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	39.60%	32.00%	39.32%
Risk-free interest rate	1.31%	1.10%	0.78%
Expected dividend yield	2.19%	2.51%	2.70%

Impact from Publishing Spin on Equity Awards: In connection with the spin-off of our publishing businesses, and in accordance with our equity award Plan, the number of stock options, RSUs and target PSUs outstanding (collectively, stock awards) on June 29, 2015 (the Distribution Date), and the exercise prices of such stock options were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. Employees with outstanding stock awards granted prior to 2015 received one share of an equivalent Gannett stock award for every two shares of TEGNA stock award then outstanding. For RSUs and PSUs granted in 2015 but prior to the Distribution Date, adjustments were determined by comparing the fair value of such awards immediately prior to the spin-off to the fair value of such awards immediately after (the Adjustments).
Accordingly, each stock award granted in 2015 and outstanding as of the Distribution Date was increased by multiplying the size of such award by a factor of 1.18. The Adjustments resulted in an aggregate increase of approximately 125,000 equity awards (comprised of 75 thousand RSUs and 50 thousand target PSUs) and are included in the line item “Adjustment due to spin-off of Publishing” in the tables that follow. These adjustments to our stock-based compensation awards did not have a material impact on compensation expense.
Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards:

In thousands, except per share amounts
	2016	2015	2014
Restricted stock and RSUs	$10,607	$8,438	$8,604
PSUs	6,983	10,363	7,517
Stock options	—	857	662
Total stock-based compensation	$17,590	$19,658	$16,783

Restricted Stock and RSUs: As of December 31, 2016, there was $16.6 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years. The tax benefit realized from the settlement of RSUs was $2.3 million in 2016, $5.9 million in 2015 and $9.5 million in 2014.
A summary of restricted stock and RSU awards is presented below:

2016 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Unvested at beginning of year	2,126,526	$21.55
Granted	616,743	$25.08
Settled	(1,277,444)	$19.22
Canceled	(322,404)	$22.27
Unvested at end of year	1,143,421	$25.66

2015 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Unvested at beginning of year	3,577,598	$16.97
Granted	491,690	$31.78
Settled	(1,485,735)	$14.66
Canceled	(532,524)	$19.28
Adjustment due to spin-off of Publishing (a)	75,497
Unvested at end of year (a)	2,126,526	$21.55
(a) The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to spin-off of publishing” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.18. The weighted-average grant date fair value of the unvested RSUs as of Dec. 31, 2015 reflect the adjustment.

2014 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Unvested at beginning of year	4,193,985	$13.92
Granted	1,048,516	$27.26
Settled	(1,263,702)	$15.92
Canceled	(401,201)	$16.13
Unvested at end of year	3,577,598	$16.97

PSUs: As of December 31, 2016, there was $4.3 million of unrecognized compensation cost related to non-vested performance shares. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.8 years. The tax benefit realized from the settlement of PSUs was $4.5 million and $11.2 million in 2016 and 2015, respectively.
A summary of our performance shares awards is presented below:

2016 PSUs Activity	Target number of shares	Weighted average fair value
Unvested at beginning of year	1,385,940	$29.21
Granted	392,589	$30.69
Settled	(687,125)	$20.12
Canceled	(72,454)	$34.96
Unvested at end of year	1,018,950	$35.60

2015 PSUs Activity	Target number of shares	Weighted average fair value
Unvested at beginning of year	2,100,115	$20.95
Granted	285,458	$39.47
Settled	(925,640)	$14.23
Canceled	(123,621)	$29.84
Adjustment due to spin-off of Publishing (a)	49,628
Unvested at end of year (a)	1,385,940	$29.21
(a) The weighted-average grant date fair value of the PSUs included in the line item “Adjustment due to spin-off of publishing” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.18. The weighted-average grant date fair value of the unvested PSUs as of Dec. 31, 2015 reflect the adjustment.

2014 PSUs Activity	Target number of shares	Weighted average fair value
Unvested at beginning of year	1,760,488	$16.92
Granted	436,340	$37.31
Canceled	(96,713)	$21.41
Unvested at end of year	2,100,115	$20.95

Stock Options: No stock options were granted in 2016, 2015 or 2014. All outstanding options were fully vested as of December 2015, which we previously recognized as compensation cost ratably over the four-year incentive period. At December 31, 2016 and 2015, there were 1.3 million (weighted average exercise price of $15.26) and 1.7 million (weighted average exercise price of $16.61) stock options outstanding. Stock options outstanding at December 31, 2016, have a weighted average remaining contractual life of approximately 1.66 years and an aggregate intrinsic value of $8.2 million.
Stock options exercised totaled 0.2 million in 2016, 0.7 million in 2015, and 1.0 million in 2014. The weighted average exercise price was $11.03 in 2016, $16.17 in 2015, and $14.47 in 2014. The tax benefit realized from the stock options exercised was $0.3 million in 2016, $3.3 million in 2015 and $3.0 million in 2014. The grant-date fair value of stock options that vested was $1.0 million in 2015 and $6.0 million in 2014. No stock options vested in 2016. The intrinsic value of all stock options exercised was $2.3 million in 2016, $11.4 million in 2015 and $15.0 million in 2014.

Accumulated other comprehensive income (loss)
The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities and foreign currency translation gains. The following tables summarize the components of, and changes in, AOCL (net of tax and noncontrolling interests):

In thousands of dollars
2016	Retirement Plans	Foreign Currency Translation	Other	Total
Balance at beginning of year	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive loss before reclassifications	(13,143)	(8,431)	(11,346)	(32,920)
Adjustment due to spin-off of publishing businesses	(2,642)	—	—	(2,642)
Amounts reclassified from AOCL	4,940	—	—	4,940
Balance at end of year	$(127,341)	$(28,560)	$(5,672)	$(161,573)

In thousands of dollars
2015	Retirement Plans	Foreign Currency Translation	Other	Total
Balance at beginning of year	$(1,172,245)	$391,113	$2,363	$(778,769)
Other comprehensive income (loss) before reclassifications	23,094	(1,966)	3,311	24,439
Spin-off publishing businesses	1,012,745	(409,276)	—	603,469
Amounts reclassified from AOCL	19,910	—	—	19,910
Balance at end of year	$(116,496)	$(20,129)	$5,674	$(130,951)

In thousands of dollars
2014	Retirement Plans	Foreign Currency Translation	Other	Total
Balance at beginning of year	$(923,595)	$427,177	$2,363	$(494,055)
Other comprehensive loss before reclassifications	(276,219)	(36,064)	—	(312,283)
Amounts reclassified from AOCL	27,569	—	—	27,569
Balance at end of year	$(1,172,245)	$391,113	$2,363	$(778,769)

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 8 and our other post-retirement benefits (health care and life insurance). Reclassifications out of AOCL related to these post-retirement plans include the following:

In thousands of dollars
	2016	2015	2014
Amortization of prior service cost	$96	$1,176	$(4,082)
Amortization of actuarial loss	7,972	31,357	46,489
Total reclassifications, before tax	8,068	32,533	42,407
Income tax effect	(3,128)	(12,623)	(14,838)
Total reclassifications, net of tax	$4,940	$19,910	$27,569

Adjustments related to spin-off of publishing businesses
During 2016, we reduced retained earnings in our Consolidated Statements of Equity by $42.5 million related to two adjustments pertaining to the spin-off of our publishing businesses. The first adjustment reduced retained earnings by $7.7 million related to discrepancies in participant data in our post-retirement plans as disclosed in Note 8.
The second adjustment reduced retained earnings by $34.8 million as a result of adjusting the deferred tax assets and liabilities that were previously transferred to Gannett on June 29, 2015. The adjustments were identified as part of our annual procedure to true-up the 2015 tax provision estimates to the actual 2015 federal corporate income tax returns filed during the third quarter of 2016 and the state corporate income tax returns filed in the fourth quarter of 2016. These changes in estimates primarily relate to the deferred tax liability associated with depreciable assets and other 2015 tax provision to tax return adjustments impacting the previously estimated deferred taxes for Gannett.

NOTE 11

Business operations and segment information
We classify our operations into two reportable segments: Media: consisting of 46 television stations operating in 38 markets, offering high-quality television programming and digital content; and Digital: primarily consisting of our Cars.com and CareerBuilder business units which operate in the automotive and human capital solutions industries. Our reportable segments have been determined based on management and internal reporting structure, the nature of products and services offered by the businesses within the segments, and the financial information that is evaluated regularly by our chief operating decision maker.
The Digital Segment and the digital revenues line exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s operating properties as such amounts are reflected in the Media Segment.
We generate most of our sales from work performed in the U.S. Our Digital Segment, principally from the CareerBuilder business unit, also generates sales from international operations. International sales totaled approximately $79.0 million in 2016, $76.0 million in 2015 and $75.8 million in 2014. Our long-lived assets in international countries totaled approximately $192.6 million at December 31, 2016, and $213.8 million at December 31, 2015.
Separate financial data for each of our business segments is presented in the table that follows. The accounting policies of the segments are those described in Note 1. We evaluate the performance of our segments based on operating income. Operating income represents total revenue less operating expenses, including depreciation, amortization of intangibles and asset impairment and facility consolidation charges. Operating income by reportable segment does not include general corporate expenses, interest expense, interest income, and other income and expense items of a non-operating nature, as the effects of these items are not considered as part of management’s evaluation of the segment’s operating performance.
Corporate assets primarily include cash and cash equivalents, property and equipment used for corporate purposes and certain other financial investments.

Business segment financial information In thousands of dollars

	2016	2015	2014
Operating revenues
Media	$1,933,579	$1,682,144	$1,691,866
Digital	1,407,619	1,368,801	934,275
Total	$3,341,198	$3,050,945	$2,626,141
Operating income
Media (2)	$806,411	$714,237	$747,020
Digital (2)	230,121	229,386	119,908
Corporate (1) (2)	(64,458)	(68,418)	(71,256)
Net gain on sale of corporate building	—	89,892	—
Unallocated (4)	—	(51,939)	(88,173)
Total	$972,074	$913,158	$707,499
Depreciation, amortization, asset impairment and facility consolidation charges (gains)
Media (2)	$82,639	$81,665	$94,129
Digital (2)	150,382	146,907	91,967
Corporate (1) (2)	3,599	(82,342)	10,702
Total	$236,620	$146,230	$196,798
Equity (losses) income in unconsolidated investments, net
Media	$(3,906)	$(2,794)	$(1,667)
Digital	(2,322)	(2,151)	154,370
Corporate	(942)	(119)	(1,241)
Total	$(7,170)	$(5,064)	$151,462
Capital expenditures
Media	$39,136	$52,141	$42,147
Digital	54,017	44,903	38,549
Corporate (1)	1,643	790	1,556
Total	$94,796	$97,834	$82,252
Identifiable assets
Media	$4,786,050	$4,799,375
Digital	3,649,347	3,529,124
Corporate (1)	107,328	170,194
Total (3)	$8,542,725	$8,498,693

(1)	Corporate amounts represent those not directly related to our two business segments.

(2)	Operating income for Media and Digital Segments includes pre-tax net asset impairment and facility consolidation charges (gains) for each year presented. See Note 12.

(3)	Total of business segment identifiable assets exclude assets recorded in discontinued operations on the consolidated balance sheets of $7.3 million at Dec. 31, 2015.

(4)
Unallocated expenses represent certain expenses that historically were allocated to the former Publishing Segment but that could not be allocated to discontinued operations as they were not clearly and specifically identifiable to the spun-off businesses.

NOTE 12

Asset impairment and facility consolidation charges (gains)
For each year presented, we recognized charges related to facility consolidations efforts, and also recorded non-cash impairment charges to reduce the book value of goodwill, other intangible assets and long-lived assets. In 2015, we recorded a gain on the sale of our headquarters building.
A summary of these items by year is presented below (in thousands):

2016	Pre-Tax Amount
Asset impairment and facility consolidation charges:
Goodwill - Digital	$15,218
Other:
Media	8,633
Digital	5,915
Corporate	2,364
Total asset impairment and facility consolidation charges against operations	$32,130

2015	Pre-Tax Amount
Asset impairment and facility consolidation charges (gains):
Goodwill - Digital	$8,000
Other intangibles - Digital	900
Other:
Media	8,078
Digital	13,095
Corporate	962
Gain on sale of corporate headquarters	(89,892)
Total asset impairment and facility consolidation charges (gains) against operations	$(58,857)

2014	Pre-Tax Amount
Asset impairment and facility consolidation charges:
Goodwill - Digital	$30,271
Other intangibles - Digital	971
Other - Media	13,719
Total asset impairment and facility consolidation charges against operations	$44,961

Goodwill: In each year presented, we recorded non-cash goodwill impairment charges for certain reporting units within our Digital Segment. As disclosed in Note 4, based on an interim goodwill impairment test performed during the third quarter of 2016, we recorded a non-cash goodwill impairment charge of $15.2 million during the third quarter of 2016, representing the full amount of goodwill for that reporting unit.
In addition, during 2015 and 2014 in connection with interim and annual goodwill impairment tests, we recorded non-cash goodwill impairment charges related to certain reporting units within our Digital Segment (primarily PointRoll, CoFactor and BLiNQ).

Other Intangibles: During 2015 and 2014, we recorded non-cash impairment charges within our Digital Segment for certain intangible assets, principally trade names, after the qualitative assessments indicated it was more likely than not that the carrying values exceeded the respective fair values. Accordingly, we prepared quantitative assessments in both years which also indicated that impairments existed. As a result of these assessments, we recorded non-cash impairment charges to reduce the carrying value of each asset to its respective fair value. Fair values were determined using a relief-from-royalty method. The impairments recorded were principally a result of revenue projections which were lower than expected. In 2014, the revised revenue projections were also coupled with a decrease in royalty rates of comparable arrangements thus negatively impacting our royalty assumptions.
Other charges (gains): Other charges recorded by Media, Digital and Corporate during 2016 include: a $4.7 million impairment associated with a long-lived asset previously used by Corporate and Media that is now held for sale, and therefore, was written down to its estimated fair value (which was determined using comparable market transactions); a $6.2 million charge associated with an internally produced program at our Media Segment; a $4.6 million lease exit accrual at our Digital Segment; and a $1.4 million impairment associated with a disposal of a long-lived asset at our Digital Segment.
During the fourth quarter of 2015, we recorded a pre-tax gain of $89.9 million ($54.9 million after tax) on the sale of our corporate headquarters building. Other charges recorded at our Media and Digital Segments during 2015 and 2014 primarily relate to facility consolidation plans which led us to recognize charges associated with revising the useful lives of certain assets over a shortened period as well as shutdown costs.

NOTE 13

Other matters
Litigation: We are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.
Commitments: The following table summarizes the expected cash outflow related to our unconditional purchase obligations that are not recorded on our balance sheet as of December 31, 2016. Such obligations include future payments related to operating leases, programming contracts and purchase obligations.

In thousands of dollars
	Operating Leases	Program Broadcast Contracts	Purchase Obligations
2017	$42,971	$376,623	$70,881
2018	35,764	431,104	53,043
2019	25,172	336,191	15,460
2020	19,255	210,960	10,387
2021	18,236	535	8,557
Thereafter	117,111	944	6,352
Total	$258,509	$1,356,357	$164,680

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily relate to facilities and equipment, total $258.5 million. Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $5.9 million. Total rental expense reflected in 2016 was $46.4 million, $38.1 million in 2015 and $29.5 million in 2014.
Program broadcast contracts: We have $1.36 billion of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements.
Purchase obligations: We have commitments under purchasing obligations totaling $164.7 million related to capital projects, interactive marketing agreements, licensing fees and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2016, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $164.7 million.

Voluntary Retirement Program: During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) within our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016, to retire under the plan. During 2016, based on acceptances received, we recorded $16.0 million of severance expense. Upon separation, employees accepting the VRP received salary continuation payments primarily based on years of service, the majority of which will occur evenly over the 12-month period following the separation date. As of December 31, 2016, we had approximately $4.6 million of VRP buyout obligation remaining.

NOTE 14
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

Financial Statement Presentation
The former publishing businesses and Other Segment are presented as discontinued operations in our Consolidated Balance Sheet and the Consolidated Statement of Income. In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below.
The financial results of discontinued operations through December 31, 2016, are presented as a profit (loss) from discontinued operations, net of income taxes, on our Consolidated Statements of Income. For earnings per share information on discontinued operations, see Note 10. Discontinued operations for 2016 are attributable to operations of our Sightline business through the date of sale on March 18, 2016, while results for 2015 are comprised of the operating results of both the Publishing Segment and Other Segment. The table below presents the financial results of discontinued operations for 2015 and 2014.
The following table presents the financial results of discontinued operations:

In thousands	Year ended Dec. 31, 2015
	Publishing	Other	Total
Operating revenues	$1,400,006	$191,025	$1,591,031
Income (loss) from discontinued operations, before income taxes	169,220	(36,068)	133,152
Provision for income taxes	43,735	(12,647)	31,088
Income (loss) from discontinued operations, net of tax	125,485	(23,421)	102,064

In thousands	Year ended Dec. 28, 2014
	Publishing	Other	Total
Operating revenues	$3,133,861	$248,172	$3,382,033
Income (loss) from discontinued operations, before income taxes	372,549	(7,185)	365,364
Provision for income taxes	(11,817)	2,946	(8,871)
Income (loss) from discontinued operations, net of tax	384,366	(10,131)	374,235

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

In thousands	Year ended Dec. 31, 2015
	Publishing	Other	Total
Depreciation	$49,542	$725	$50,267
Amortization	7,008	—	7,008
Capital expenditures	(20,252)	(681)	(20,933)
Payments for acquisitions, net of cash acquired	(28,668)	—	(28,668)
Payments for investments	(2,000)	—	(2,000)
Proceeds from investments	12,402	—	12,402

In thousands	Year ended Dec. 28, 2014
	Publishing	Other	Total
Depreciation	$99,029	$973	$100,002
Amortization	13,885	—	13,885
Capital expenditures	(79,168)	(454)	(79,622)
Payments for acquisitions, net of cash acquired	(113)	—	(113)
Payments for investments	(2,500)	—	(2,500)
Proceeds from investments	18,629	—	18,629

SELECTED FINANCIAL DATA (Unaudited)
(See notes below as well as 'a' and 'b' on page 68)

In thousands of dollars, except per share amounts	Fiscal Year (1)
	2016	2015	2014	2013	2012
Operating revenue	$3,341,198	$3,050,945	$2,626,141	$1,603,123	$1,631,987
Operating expenses	2,369,124	2,137,787	1,918,642	1,292,263	1,284,352
Operating income	972,074	913,158	707,499	310,860	347,635
Non-operating (expense) income
Equity (loss) income in unconsolidated investments, net	(7,170)	(5,064)	151,462	21,055	11,001
Interest expense	(232,013)	(273,629)	(272,668)	(174,818)	(148,974)
Other non-operating items (2)	(20,439)	(11,529)	404,403	(45,279)	8,086
Total	(259,622)	(290,222)	283,197	(199,042)	(129,887)
Income before income taxes	712,452	622,936	990,696	111,818	217,748
Provision for income taxes	216,979	202,314	234,471	13,122	91,933
Income from continuing operations	495,473	420,622	756,225	98,696	125,815
Income from continuing operations attributable to noncontrolling interests	(51,302)	(63,164)	(68,289)	(57,233)	(50,727)
Income from continuing operations attributable to TEGNA Inc.	$444,171	$357,458	$687,936	$41,463	$75,088
Income from continuing operations per share:
basic	$2.05	$1.59	$3.04	$0.18	$0.32
diluted	$2.02	$1.56	$2.97	$0.18	$0.32
Other selected financial data
Dividends declared per share	$0.56	$0.68	$0.80	$0.80	$0.80
Non-GAAP income from continuing operations per diluted share (3)	$2.33	$1.44	$1.22	$0.34	$0.71
Weighted average number of common shares outstanding in thousands:
basic	216,358	224,688	226,292	228,541	232,327
diluted	219,681	229,721	231,907	234,189	236,690
Financial position and cash flow
Long-term debt, excluding current maturities (4)	$4,042,749	$4,169,016	$4,488,028	$3,707,010	$1,432,100
TEGNA Inc. Shareholders’ equity	$2,271,418	$2,191,971	$3,254,914	$2,693,098	$2,350,614
Total assets	$8,542,725	$8,505,958	$11,242,195	$9,240,706	$6,379,886
Free cash flow (5)	$588,633	$532,464	$697,186	$401,081	$664,866
Return on equity (6)	19.6%	16.9%	35.7%	15.4%	18.1%
Credit ratios
Leverage ratio (7)	3.89x	4.08x	2.96x	3.24x	1.41x

(1)	Beginning with our 2015 fiscal year, we changed to a calendar year-end reporting cycle. All fiscal years prior to 2015 included 52 weeks, except for 2012 which included 53 weeks.

(2)
Our income from other non-operating items in 2014 included a $476.7 million pre-tax non-cash gain ($285.9 million after-tax) primarily representing the write-up of our prior 27% investment in Cars.com to fair value following our acquisition of the remaining 73% stake. See Note 3 of the consolidated financial statements for further information.

(3)	See page 25 for a reconciliation of income from continuing operations per share presented in accordance with GAAP.

(4)
The increase in our long-term debt in 2014 and 2013 was primarily due to additional borrowings to fund the acquisitions of Cars.com and Belo in 2014 and 2013, respectively. See Note 3 of the consolidated financial statements for further information.

(5)
See page 68 for a reconciliation of free cash flow to net cash flow from operating activities, which we believe is the most directly comparable measure calculated and presented in accordance with GAAP.

(6)	Calculated using income from continuing operations attributable to TEGNA Inc. plus earnings from discontinued operations.

(7)
The leverage ratio is calculated in accordance with our revolving credit agreement and term loan agreement. Currently, we are required to maintain a leverage ratio of less than 5.0x. These agreements are described more fully on page 28 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)
(a)We have made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition. See Note 3 of the consolidated financial statements for further information on the acquisitions.
(b)During the period, we sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below. See Note 3 and Note 14 of the consolidated financial statements for further information on the dispositions.

Acquisitions and dispositions occurring during 2016-2012 are shown below:

Acquisitions 2016-2012
Year	Name	Location	Description of Business
2016	Aurico Inc. (Aurico)	Arlington Heights, IL	Provider of background screening and drug testing
	DMR Holdings, Inc. (DealerRater)	Waltham, MA	Automotive dealer review website
	Employee Benefit Specialists, Inc. (d/b/a WORKTERRA)	Pleasanton, CA	Cloud-based human capital management platform
2015	Textkernel	Amsterdam	Software company providing semantic recruitment technology
	KGW, WHAS and KMSB	Portland, OR, Louisville, KY and Tucson, AZ	Television stations
2014	Broadbean	London, United Kingdom	Global recruitment technology company
	London Broadcasting Company	Abilene, Beaumont, Bryan, Corpus Christi, Longview, Port Arthur, San Angelo, Sweetwater, Temple, Tyler, Waco all in Texas	Television stations
	Classified Ventures LLC (d/b/a Cars.com)	Chicago, IL	Independent search site for car shoppers
	SocialReferral B.V.	Netherlands	Software to power employee referral programs utilizing social media
2013	Vietnam Online Network	Vietnam	Recruitment services and human resource solutions for employers
	Oil and Gas Job Search	Manchester, England	Online recruitment catering to the oil and gas industry
	Belo Corp.	Arizona, Idaho, Kentucky, Louisiana, Missouri, North Carolina, Oregon, Texas, Virginia, Washington	Owner and operator of 20 television stations in 15 markets across the U.S.
2012	Ceviu	Brazil	Information technology job board
	Top Language Jobs	Europe	Global online jobsite for multi-language jobs and candidates
	BLiNQ Media, LLC	New York City, NY	Social engagement advertising solutions for agencies and brands
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	Economic Modeling Specialist Intl.	Moscow, ID	Economic software firm specializing in employment data/analysis
	Rovion	Boston, MA	Self-service technology platform for rich media

Dispositions 2016-2012
Year	Name	Location	Description of Business
2016	Cofactor (ShopLocal)	Chicago, IL	Marketing and database services company
	Sightline Media Group (Sightline)	Springfield, VA	Weekly and monthly periodicals
2015	Gannett Healthcare Group	Hoffman Estates, IL	Provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals
	Gannett Co., Inc.	McLean, VA	Multi-platform news and information company
	Clipper Magazine	Mountville, PA	Advertising and marketing solutions provider
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	PointRoll	King of Prussia, PA	Multi-screen digital ad tech and services company
2014	KMOV	St. Louis, MO	Television station
	KTVK/KASW	Phoenix, AZ	Television stations
2013	Captivate Network, Inc.	Chelmsford, MA	News and entertainment network

Free cash flow reconciliation
Our free cash flow, a non-GAAP liquidity measure, was $588.6 million for the year ended December 31, 2016, compared to $532.5 million for the same period in 2015. Our 2016 free cash flow was higher than 2015 due to the same factors affecting cash flow from operating activities summarized within “Liquidity and capital resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Free cash flow, which we reconcile to “Net cash flow from operating activities,” is cash flow from operating activities reduced by “Purchase of property and equipment” (See page 23 for further description of our presentation of Non-GAAP information). Free cash flow in 2015 includes approximately $26.7 million of operating cash flows generated by our former publishing businesses which were spun off on June 29, 2015.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow:

In thousands of dollars	2016	2015	2014	2013	2012
Net cash flow from operating activities	$683,429	$651,231	$847,540	$511,488	$756,740
Purchase of property and equipment	(94,796)	(118,767)	(150,354)	(110,407)	(91,874)
Free cash flow	$588,633	$532,464	$697,186	$401,081	$664,866

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts	2016 Quarters
	First(1)	Second(2)	Third (3)	Fourth(4)	Total
Operating revenues	$781,732	$811,785	$860,265	$887,416	$3,341,198
Operating income	201,919	226,594	263,772	279,789	972,074
Net income from continuing operations	103,410	114,385	133,435	144,243	495,473
Net loss from discontinued operations	(7,474)	—	—	—	(7,474)
Noncontrolling interests	(10,492)	(14,934)	(14,752)	(11,124)	(51,302)
Net income attributable to TEGNA Inc.	85,444	99,451	118,683	133,119	436,697
Net income per share—basic	$0.39	$0.46	$0.55	$0.62	$2.02
Net income per share—diluted	$0.38	$0.45	$0.54	$0.61	$1.99

	2015 Quarters(5)
	First(6)	Second(7)	Third	Fourth(8)	Total
Operating revenues	$731,491	$756,672	$757,518	$805,264	$3,050,945
Operating income	182,472	185,689	218,102	326,895	913,158
Net income from continuing operations	84,002	54,156	111,059	171,405	420,622
Net income from discontinued operations	43,481	77,337	(5,317)	(13,437)	102,064
Noncontrolling interests	(14,590)	(15,624)	(17,487)	(15,463)	(63,164)
Net income attributable to TEGNA Inc.	112,893	115,869	88,255	142,505	459,522
Net income per share—basic	$0.50	$0.51	$0.39	$0.65	$2.04
Net income per share—diluted	$0.49	$0.50	$0.38	$0.63	$2.00

1)
Results for the first quarter of 2016 include special items affecting operating income. Special items primarily related to workforce restructuring totaled $7.9 million ($4.8 million after-tax or $0.02 per share).

2)
Results for the second quarter of 2016 include special items affecting operating income. Special items primarily related to non-cash impairments on certain long-lived assets and workforce restructuring totaled $10.6 million ($6.5 million after-tax or $0.03 per share).

3)
Results for the third quarter of 2016 include special items affecting operating income. Special items related to a non-cash goodwill impairment and workforce restructuring charges totaled $18.3 million ($11.1 million after-tax or $0.05 per share). Refer to Notes 4 and 12 of our consolidated financial statements for more information on the goodwill impairment charge.

4)
Results for the fourth quarter of 2016 include special items affecting operating income. Special items consisting of non-cash asset impairments and workforce restructuring totaled $18.7 million ($11.7 million after-tax or $0.05 per share).

5)
Beginning with our 2015 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, effective starting in the fourth quarter of 2015, our 2015 fourth quarter included the period from September 28, 2015 through Dec. 31, 2015.

6)
Results for the first quarter of 2015 include special items affecting operating income. Special items primarily related to transformation costs and accelerated depreciation on certain assets, totaled $5.9 million ($3.7 million after-tax or $0.02 per share) which was offset by a $12.7 million gain ($7.9 million after tax or $0.03 per share) from the sale of a building.

7)
Results for the second quarter of 2015 include special items affecting operating income. Special items primarily related to non-cash impairments on certain intangibles totaled $13.7 million ($8.6 million after-tax or $0.04 per share). Refer to Notes 4 and 12 of our consolidated financial statements for more information on impairment of intangible assets.

8)
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of TEGNA Inc.:

We have audited TEGNA Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TEGNA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

In our opinion, TEGNA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of TEGNA Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “Information about Directors,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the information under “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our 2017 proxy statement is incorporated herein by reference.

William A. Behan
Senior Vice President, Labor Relations (2010-present).
Age 58.

Victoria D. Harker
Executive Vice President and Chief Financial Officer (June 2015-present). Formerly: Chief Financial Officer (2012-2015), Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 52.

David T. Lougee
President, TEGNA Media (July 2007-present). Age 58.

Gracia C. Martore
President and Chief Executive Officer (October 2011-present). Age 65.

Todd A. Mayman
Executive Vice President, Chief Legal and Administrative Officer (June 2015 - present). Formerly: Senior Vice President, General Counsel and Secretary (2009-2015).
Age 57.

John A. Williams
President, TEGNA Digital (January 2008-present). Age 66.

ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in our 2017 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in our 2017 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in our 2017 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in our 2017 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 33.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3)Exhibits.
See Exhibit Index on pages 74-80 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 27, 2017	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 27, 2017	/s/ Gracia C. Martore
Gracia C. Martore,
President and Chief Executive
Officer (principal executive officer)
Dated: February 27, 2017	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: February 27, 2017	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Vice President and Controller
(principal accounting officer)

Dated: February 27, 2017	/s/ Jennifer Dulski
Jennifer Dulski, Director
Dated: February 27, 2017	/s/ Howard D. Elias
Howard D. Elias, Director
Dated: February 27, 2017	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: February 27, 2017	/s/ Jill Greenthal
Jill Greenthal, Director
Dated: February 27, 2017	/s/ Marjorie Magner
Marjorie Magner, Director, Chairman
Dated: February 27, 2017	/s/ Gracia C. Martore
Gracia C. Martore, Director
Dated: February 27, 2017	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: February 27, 2017	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: February 27, 2017	/s/ Susan Ness
Susan Ness, Director
Dated: February 27, 2017	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: February 27, 2017	/s/ Neal Shapiro
Neal Shapiro, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through December 8, 2015.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 1985.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4 to TEGNA Inc.’s Form 8-K filed on November 9, 1986.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4 to TEGNA Inc.’s Form 8-K filed on June 15, 1995.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-16 to TEGNA Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between TEGNA Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between TEGNA Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

4-9	Specimen Certificate for TEGNA Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to TEGNA Inc.’s Form 8-B filed on June 14, 1972.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Attached.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Attached.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Attached.

10-7-5	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-7-6	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-7	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-20 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-8	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-1 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-9	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-7-10	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

10-7-11	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-10 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-12	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-21 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-13	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-14	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

10-7-15	Form of Executive Officer Performance Share Award Agreement. *	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-16	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-7-17	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-14
Ninth Amendment, dated as of September 30, 2016, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended by the Eighth Amendment thereto, dated as of June 29, 2015, the Seventh Amendment thereto, dated as of February 13, 2015, and the Sixth Amendment thereto, dated as of September 24, 2013, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as set forth on Exhibit A, to the Ninth Amendment.
Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-15
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

10-15-1
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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 29, 2014.

10-15-2
Increased Facility Activation Notice, dated as of September 23, 2015, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-15-3
Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-16	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-16-1	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-17	Employment Agreement dated February 27, 2007, between TEGNA Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-17-1	Amendment, dated as of August 7, 2007, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-17-2	Amendment, dated as of December 24, 2010, to Employment Agreement dated February 27, 2007.*	Incorporated by reference to Exhibit 10-14-2 to TEGNA Inc.’s Form 10-K for the year ended December 26, 2010.

10-18	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-20	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-20-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-21	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-22	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-23	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-24	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-25	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Attached.

10-26	TEGNA Inc. 2015 Change in Control Severance Plan.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

10-27	TEGNA Inc. Executive Severance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

10-28	Letter Agreement dated as of March 1, 2015, by and among the Icahn Group and TEGNA Inc.	Incorporated by reference to Exhibit 99-2 to TEGNA Inc.'s Form 8-K filed on March 2, 2015.

10-29	Voting and Proxy Agreement, dated as of October 15, 2015, by and among the Icahn Group and TEGNA Inc.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on October 16, 2015.

10-30	Purchase and Sale Agreement, dated as of June 24, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-30-1	First Amendment to Purchase and Sale Agreement, dated as of July 2, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-30-2	Second Amendment to Purchase and Sale Agreement, dated as of July 14, 2015, by and between GTMP Holdings, LLC and Tamares Tysons Corner LLC.	Incorporated by reference to Exhibit 10-5 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-31	Separation and Distribution Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo., Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.'s Form 8-K filed on July 2, 2015.

10-32	Transition Services Agreement dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo., Inc.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on July 2, 2015.

10-33	Tax Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo., Inc.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on July 2, 2015.

10-34	Employee Matters Agreement, dated as of June 26, 2015, by and between TEGNA Inc. and Gannett Co., Inc., formerly known as Gannett SpinCo., Inc.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 8-K filed on July 2, 2015.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101
The following financial information from TEGNA Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the 2016, 2015 and 2014 fiscal years, (iii) Consolidated Statements of Comprehensive Income for the 2016, 2015 and 2014 fiscal years, (iv) Consolidated Cash Flow Statements for the 2016, 2015 and 2014 fiscal years; (v) Consolidated Statements of Equity for the 2016, 2015 and 2014 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2016 Form 10-K.
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
MEDIA REVENUES – Primarily amounts charged to customers for commercial advertising aired on our television stations as well as fees paid by satellite and cable operators and telecommunication companies to carry our television signals on their systems.
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
DIGITAL SEGMENT – Our reportable segment that includes the results of CareerBuilder, Cars.com, G/O Digital and Cofactor (through date of sale of Dec. 15, 2016).
DIVIDEND – A payment we make to our shareholders of a portion of our earnings.
EARNINGS PER SHARE (basic) – Our earnings divided by the average number of shares outstanding for the period.
EARNINGS PER SHARE (diluted) - Our earnings divided by the average number of shares outstanding for the period, giving effect to assumed dilution from outstanding performance share units and restricted stock units.
EQUITY EARNINGS FROM INVESTMENTS – For those investments in which we have the ability to exercise significant influence, but do not have control, an income or loss entry is recorded in the Statements of Income representing our ownership share of the operating results of the investee company.

FOREIGN CURRENCY TRANSLATION – The process of reflecting foreign currency accounts of subsidiaries in the reporting currency of the parent company.
FREE CASH FLOW – Net cash flow from operating activities reduced by purchase of property and equipment.
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
STOCK-BASED COMPENSATION – The payment to employees for services received with equity instruments such as restricted stock units and performance share units.
VARIABLE INTEREST ENTITY (VIE) - A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling interest in the entity through their equity investments.