Form 10-Q
period 2017-03-31
TEGNA INC
filed 2017-05-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of March 31, 2017 was 214,789,597.

INDEX TO TEGNA INC.
March 31, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	Mar. 31, 2017	Dec. 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,655	$76,920
Accounts receivable, net of allowances of $10,313 and $9,837, respectively	577,045	595,893
Other receivables	22,110	25,953
Prepaid expenses and other current assets	73,445	91,922
Total current assets	752,255	790,688
Property and equipment
Cost	1,029,510	1,014,742
Less accumulated depreciation	(587,381)	(564,726)
Net property and equipment	442,129	450,016
Intangible and other assets
Goodwill	4,070,039	4,067,529
Indefinite-lived and amortizable intangible assets, less accumulated amortization	2,984,648	3,013,432
Investments and other assets	215,940	221,060
Total intangible and other assets	7,270,627	7,302,021
Total assets	$8,465,011	$8,542,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	Mar. 31, 2017	Dec. 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$75,555	$120,911
Accrued liabilities	350,428	340,500
Dividends payable	30,246	30,178
Income taxes	36,684	13,478
Deferred revenue	115,119	113,468
Current portion of long-term debt	646	646
Total current liabilities	608,678	619,181
Noncurrent liabilities
Income taxes	21,739	22,644
Deferred income taxes	933,962	929,184
Long-term debt	3,965,842	4,042,749
Pension liabilities	183,790	187,290
Other noncurrent liabilities	127,597	142,407
Total noncurrent liabilities	5,232,930	5,324,274
Total liabilities	5,841,608	5,943,455

Redeemable noncontrolling interests	48,581	46,265

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	405,108	473,742
Retained earnings	7,412,204	7,384,556
Accumulated other comprehensive loss	(161,391)	(161,573)
Less treasury stock at cost, 109,629,035 shares and 109,930,832 shares, respectively	(5,691,203)	(5,749,726)
Total TEGNA Inc. shareholders’ equity	2,289,137	2,271,418
Noncontrolling interests	285,685	281,587
Total equity	2,574,822	2,553,005
Total liabilities, redeemable noncontrolling interests and equity	$8,465,011	$8,542,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Three months ended Mar. 31,
	2017	2016

Operating revenues:
Media	$446,310	$443,829
Digital	332,161	337,903
Total	778,471	781,732

Operating expenses:
Cost of revenues, exclusive of depreciation	295,809	247,531
Selling, general and administrative expenses, exclusive of depreciation	274,998	280,309
Depreciation	23,087	22,233
Amortization of intangible assets	29,018	28,290
Asset impairment and facility consolidation charges	2,183	—
Total	625,095	578,363
Operating income	153,376	203,369

Non-operating (expense) income:
Equity (loss) income in unconsolidated investments, net (see Note 4)	(1,469)	2,933
Interest expense	(55,416)	(61,713)
Other non-operating items	(4,009)	929
Total	(60,894)	(57,851)

Income before income taxes	92,482	145,518
Provision for income taxes	28,583	42,108
Income from continuing operations	63,899	103,410
Loss from discontinued operations, net of tax	—	(7,474)
Net income	63,899	95,936
Net income attributable to noncontrolling interests	(6,185)	(10,492)
Net income attributable to TEGNA Inc.	$57,714	$85,444

Earnings from continuing operations per share - basic	$0.27	$0.42
Loss from discontinued operations per share - basic	—	(0.03)
Net income per share – basic	$0.27	$0.39

Earnings from continuing operations per share - diluted	$0.27	$0.42
Loss from discontinued operations per share - diluted	—	(0.04)
Net income per share – diluted	$0.27	$0.38

Weighted average number of common shares outstanding:
Basic shares	215,305	219,286
Diluted shares	217,569	223,254

Dividends declared per share	$0.14	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2017	2016

Net income	$63,899	$95,936
Redeemable noncontrolling interests (income not available to shareholders)	(1,815)	(925)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,262	1,201
Recognition of previously deferred post-retirement benefit plan costs	2,075	1,900
Unrealized losses on available for sale investment during the period	(2,293)	(1,983)
Other comprehensive income, before tax	2,044	1,118
Income tax effect related to components of other comprehensive income	(797)	(738)
Other comprehensive income, net of tax	1,247	380
Comprehensive income	63,331	95,391
Comprehensive income attributable to noncontrolling interests, net of tax	(5,435)	(10,133)
Comprehensive income attributable to TEGNA Inc.	$57,896	$85,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Three months ended Mar. 31,
	2017	2016

Cash flows from operating activities:
Net income	$63,899	$95,936
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	52,105	50,635
Stock-based compensation	5,103	4,757
Other losses on sales of assets and impairment charges	885	5,135
Equity loss (income) in unconsolidated investments, net	1,469	(2,933)
Pension expense, net of contributions	(1,350)	(752)
Change in other assets and liabilities, net	18,777	(25,720)
Net cash flow from operating activities	140,888	127,058
Cash flows from investing activities:
Purchase of property and equipment	(17,959)	(16,449)
Payments for acquisitions of businesses, net of cash acquired	—	(53,059)
Payments for investments	(775)	(10,047)
Proceeds from investments	502	4,617
Proceeds from sale of assets	4,535	—
Net cash flow used for investing activities	(13,697)	(74,938)
Cash flows from financing activities:
(Payments) proceeds of borrowings under revolving credit facilities, net	(46,000)	42,000
Debt repayments	(33,062)	(18,062)
Dividends paid	(29,998)	(30,853)
Repurchases of common stock	(7,252)	(75,411)
Other, net	(8,144)	(19,788)
Net cash flow used for financing activities	(124,456)	(102,114)
Increase (decrease) in cash and cash equivalents	2,735	(49,994)
Balance of cash and cash equivalents at beginning of period	76,920	129,200
Balance of cash and cash equivalents at end of period	$79,655	$79,206

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$6,518	$27,430
Cash paid for interest	$34,185	$35,261
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TEGNA Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-K. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or TEGNA’s) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, fair value measurements, postretirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (loss) income in unconsolidated investments, net” in the Consolidated Statements of Income.

Accounting guidance adopted in 2017: In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance that changes the presentation of net periodic pension and other postretirement benefit costs (postretirement benefit costs) in the Consolidated Statements of Income. Under this new guidance, the service cost component of the postretirement benefit expense will continue to be presented as an operating expense while all other components of postretirement benefit expense will be presented as non-operating expense. Previously, all components of postretirement benefit expense were presented as operating expense in the Consolidated Statements of Income. The FASB permits early adoption of this guidance, and we have elected to early adopt in the first quarter of 2017. We believe the new guidance provides enhanced financial reporting by limiting operating expense classification to the service cost component of postretirement benefit expense. Service cost is the component of the expense that relates to services provided by employees in the current period and thus better reflects the current continuing operating costs. Changes to the classification of Consolidated Statements of Income amounts resulting from the new guidance were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance. We utilized amounts previously disclosed in our retirement plan footnote to retrospectively apply the guidance. Net income, earnings per share, and retained earnings were not impacted by the new standard. The following tables detail the impact of adopting the new standard on our Consolidated Statements of Income (in thousands):

	Three Months Ended Mar. 31, 2017			Three Months Ended Mar. 31, 2016
	Previous Accounting Method	As Currently Reported	Effect of Accounting Change	Previously Reported	As Currently Reported	Effect of Accounting Change

Cost of revenues, exclusive of depreciation	$296,509	$295,809	$(700)	$248,256	$247,531	$(725)
Selling, general and administrative expenses, exclusive of depreciation	275,698	274,998	(700)	281,034	280,309	(725)
Operating income	151,976	153,376	1,400	201,919	203,369	1,450

Other non-operating items	(2,609)	(4,009)	(1,400)	2,379	929	(1,450)
Total non-operating (expense) income	$(59,494)	$(60,894)	$(1,400)	$(56,401)	$(57,851)	$(1,450)

New accounting pronouncements not yet adopted: In May 2014, the FASB issued new guidance related to revenue recognition. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We will adopt the guidance beginning January 1, 2018. The two permitted transition methods are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We plan to adopt the guidance using the modified retrospective method.

While we continue to evaluate the full impact of the guidance, after our initial evaluation, we do not believe the guidance will have a material impact on our consolidated financial statements. We are in the process of evaluating the other requirements of the new standard, which may result in additional revenue related disclosures. Below is a summary of our evaluation by reportable segment:

Media Segment: While our assessment is ongoing, we currently do not expect a material change to approximately 90% of Media Segment's revenue. Specifically, our television spot advertising contracts, which comprised approximately 60% of 2016 Media Segment revenue are short-term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. Further, we expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. Retransmission revenue comprised approximately 30% of 2016 Media Segment revenue. We continue to evaluate the impact to Media’s online digital and other services revenue.

Digital Segment: Our Digital Segment is primarily comprised of our Cars.com and CareerBuilder business units. Cars.com’s primary source of revenue is through the sale of online subscription advertising products to car dealerships. We currently do not expect the guidance to have a material impact on this revenue stream, which will continue to be recognized on a straight-line basis over the contract term as the service is provided to our customers. CareerBuilder’s sources of revenue include various types of recruitment solutions which consist primarily of advertisements, access to CareerBuilder’s online resume database and software as a service (SaaS). Generally, advertising revenue is recognized once delivery has occurred, and revenue related to access to the online resume database and SaaS is recognized ratably over the subscription period. Contracts with customers range from one to three years.  We are evaluating the impact, if any, of the new guidance on some of the features of CareerBuilder’s revenue streams, such as multi-year contracts and the combination of recruitment solutions.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our available for sale equity investment are recorded as unrealized gains or losses through other comprehensive income until such investment is sold. The new guidance is effective for public companies beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment. Early adoption is permitted. We recorded approximately $2.3 million and $2.0 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, respectively. Losses of this nature will be recorded within the Consolidated Statements of Income upon adoption of the guidance in the first quarter of 2019.

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

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The guidance has tiered effective dates, starting in 2020. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.

NOTE 2 – Strategic actions

On September 7, 2016, we announced our intention to spin-off our Cars.com business unit, which is currently within our Digital Segment. Cars.com’s 2016 annual revenue was approximately $633 million and it has approximately 1,275 employees. The expected separation will be implemented through a tax-free distribution of shares in a new entity formed to hold the assets of Cars.com to our shareholders. While there can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed, we expect the spin-off to be effected through a pro rata distribution of all outstanding shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders will retain their TEGNA shares and receive one share of Cars.com for every three shares of TEGNA stock they own on the Record Date. Cars.com shares are expected to begin “regular way” trading on June 1, 2017. The spin-off remains subject to the conditions described in the preliminary information statement filed by Cars.com on Form 10 with the SEC. While we perform the necessary steps to complete the spin-off, we will maintain the current operating and reporting structure and will continue to report the financial results of Cars.com in our continuing operations until the transaction is complete.

On September 7, 2016, we also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder. CareerBuilder’s 2016 annual revenue was approximately $714 million and it has approximately 3,300 employees. CareerBuilder’s operations are included within our Digital Segment. At this time, there can be no guarantee that any of the options under review will result in a transaction. While we perform our strategic review for CareerBuilder, we will maintain the current operating and reporting structure and will continue to report the financial results of CareerBuilder in our continuing operations.
NOTE 3 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	Mar. 31, 2017		Dec. 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$4,070,039	$—	$4,067,529	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Trade names	925,171	—	925,171	—
Amortizable intangible assets:
Customer relationships	929,977	(229,544)	929,852	(210,691)
Other	290,984	(123,890)	290,875	(113,725)

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Other intangibles primarily include retransmission agreements, network affiliations, developed technology, and patents and are amortized on a straight-line basis over their useful lives.

In September 2016, CareerBuilder acquired 75% of Employee Benefit Specialists, Inc. d/b/a WORKTERRA (Workterra), a cloud-based human capital management platform. In connection with our preliminary purchase accounting related to the Workterra acquisition, we recorded other intangible assets of $13.7 million, related to technology, and customer relationships which will be amortized over a weighted average period of 8 years. The areas of purchase price allocation that are not yet complete are related to the finalization of fair value of intangible assets and customer obligations acquired.

The following table summarizes the changes in our net goodwill balance by segment from December 31, 2016 through March 31, 2017 (in thousands):

	Media	Digital	Total

Balance at Dec. 31, 2016:
Goodwill	$2,579,418	$1,678,300	$4,257,718
Accumulated impairment losses	—	(190,189)	(190,189)
Net balance at Dec. 31, 2016	2,579,418	1,488,111	4,067,529
Activity during the period:
Acquisitions	—	—	—
Impairment	—	—	—
Foreign currency exchange rate changes	—	2,510	2,510
Total	—	2,510	2,510
Balance at Mar. 31, 2017:
Goodwill	2,579,418	1,680,810	4,260,228
Accumulated impairment losses	—	(190,189)	(190,189)
Net balance at Mar. 31, 2017	$2,579,418	$1,490,621	$4,070,039

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2017, and December 31, 2016 (in thousands):

	Mar. 31, 2017	Dec. 31, 2016

Cash value life insurance	$63,889	$64,134
Deferred compensation investments	52,174	52,273
Equity method investments	19,111	19,970
Available for sale investment	14,451	16,744
Deferred debt issuance cost	8,917	9,856
Other long term assets	57,398	58,083
Total	$215,940	$221,060

Deferred compensation investments: Employee compensation-related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities.

Equity method investments: Investments over which we have the ability to exercise significant influence but do not control, are accounted for under the equity method of accounting. Significant influence typically exists when we own between 20% and 50% of the voting interests in a corporation, own more than a minimal investment in a limited liability company, or hold substantial management rights in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies, principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments. No impairments were recorded in the three months ended March 31, 2017 and 2016.

Cost method investments: The carrying value of cost method investments as of March 31, 2017 and December 31, 2016, was $21.8 million, and is included within other long-term assets in the table above.

NOTE 5 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.1 million as of March 31, 2017, and $10.8 million as of December 31, 2016. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.0 million as of March 31, 2017, and $1.5 million as of December 31, 2016.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $1.0 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
NOTE 6 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2017	Dec. 31, 2016

Unsecured floating rate term loan due quarterly through August 2018	$44,200	$52,100
VIE unsecured floating rate term loans due quarterly through December 2018	1,131	1,292
Unsecured floating rate term loan due quarterly through June 2020	130,000	140,000
Unsecured floating rate term loan due quarterly through September 2020	270,000	285,000
Borrowings under revolving credit agreement expiring June 2020	589,000	635,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,999,331	4,078,392
Debt issuance costs	(26,260)	(27,615)
Other (fair market value adjustments and discounts)	(6,583)	(7,382)
Total long-term debt	3,966,488	4,043,395
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$3,965,842	$4,042,749

As of March 31, 2017, we had unused borrowing capacity of $889.8 million under our revolving credit facility.

NOTE 7 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, both current and non-current liabilities, as of March 31, 2017, were $214.7 million.

Our pension costs, which include costs for the qualified TRP plan and the nonqualified SERP plan, are presented in the following table (in thousands):

	Three months ended Mar. 31,
	2017	2016

Service cost-benefits earned during the period	$125	$250
Interest cost on benefit obligation	5,925	6,350
Expected return on plan assets	(6,650)	(6,750)
Amortization of prior service cost	150	150
Amortization of actuarial loss	1,975	1,700
Expense for company-sponsored retirement plans	$1,525	$1,700

The service cost component of our pension expense is recorded within the Cost of revenue and Selling, general, and administrative expense line items, both operating expenses, within the Consolidated Statements of Income. All other components of the pension expense are included within the Other non-operating items line item of the Consolidated Statements of Income.

Based on our actuarial projections we anticipate making contributions of $22.3 million to the TRP in 2017, which will be made during the remainder of 2017. During the three months ended March 31, 2017 and 2016, we made $2.9 million and $2.4 million of benefit payments, respectively, to participants of the SERP.

NOTE 8 – Supplemental equity information
The following table summarizes equity account activity for the three months ended March 31, 2017 and 2016 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net income	57,714	6,185	63,899
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,815)	(1,815)
Other comprehensive income	182	1,065	1,247
Total comprehensive income	57,896	5,435	63,331
Dividends declared	(30,065)	—	(30,065)
Stock-based compensation	5,103	—	5,103
Treasury shares acquired	(7,252)	—	(7,252)
Other activity, including shares withheld for employee taxes	(7,963)	(1,337)	(9,300)
Balance at Mar. 31, 2017	$2,289,137	$285,685	$2,574,822

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	85,444	10,492	95,936
Redeemable noncontrolling interests (income not available to shareholders)	—	(925)	(925)
Other comprehensive income (loss)	(186)	566	380
Total comprehensive income	85,258	10,133	95,391
Dividends declared	(30,524)	—	(30,524)
Stock-based compensation	4,757	—	4,757
Treasury shares acquired	(75,411)	—	(75,411)
Other activity, including shares withheld for employee taxes and tax windfall benefits	(18,470)	(836)	(19,306)
Balance at Mar. 31, 2016	$2,157,581	$274,070	$2,431,651

CareerBuilder owns majority interests in Textkernel, a software company that provides semantic recruitment technology; Economic Modeling Specialists Intl., a software firm that specializes in employment data and labor market analytics; and Workterra, a cloud-based Human Capital Management platform. The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interests to CareerBuilder. Since redemption of the noncontrolling interests is outside of our control, the minority shareholders’ equity interest are presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests.”

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests for the three months ended March 31, 2017 and 2016 (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive loss before reclassifications	—	1,197	(2,293)	(1,096)
Amounts reclassified from AOCL	1,278	—	—	1,278
Other comprehensive income (loss)	1,278	1,197	(2,293)	182
Balance at Mar. 31, 2017	$(126,063)	$(27,363)	$(7,965)	$(161,391)

Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive income (loss) before reclassifications	—	635	(1,983)	(1,348)
Amounts reclassified from AOCL	1,162	—	—	1,162
Other comprehensive income (loss)	1,162	635	(1,983)	(186)
Balance at Mar. 31, 2016	$(115,334)	$(19,494)	$3,691	$(131,137)

AOCL components are included in the computation of net periodic post-retirement costs discussion which include pension costs in Note 7 and our other post-retirement benefits (health care and life insurance). Reclassifications out of AOCL related to these post-retirement plans include the following (in thousands):

	Three months ended Mar. 31,
	2017	2016

Amortization of prior service cost	$—	$50
Amortization of actuarial loss	2,075	1,850
Total reclassifications, before tax	2,075	1,900
Income tax effect	(797)	(738)
Total reclassifications, net of tax	$1,278	$1,162

NOTE 9 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Three months ended Mar. 31,
	2017	2016

Income from continuing operations attributable to TEGNA Inc.	$57,714	$92,918
Loss from discontinued operations, net of tax	—	(7,474)
Net income attributable to TEGNA Inc.	$57,714	$85,444

Weighted average number of common shares outstanding - basic	215,305	219,286
Effect of dilutive securities:
Restricted stock units	992	1,295
Performance share units	541	1,673
Stock options	731	1,000
Weighted average number of common shares outstanding - diluted	217,569	223,254

Earnings from continuing operations per share - basic	$0.27	$0.42
Loss from discontinued operations per share - basic	—	(0.03)
Net income per share - basic	$0.27	$0.39

Earnings from continuing operations per share - diluted	$0.27	$0.42
Loss from discontinued operations per share - diluted	—	(0.04)
Net income per share - diluted	$0.27	$0.38

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 100,000 and 20,000 stock awards for the three months ended March 31, 2017 and 2016, respectively, as their inclusion would be accretive to earnings per share.

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

The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016 (in thousands):

	Fair Value Measurements as of Mar. 31, 2017
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$28,560	$—	$—	$28,560
Available for sale investment	14,451	—	—	14,451
Total	$43,011	$—	$—	$43,011

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$10,016
Fixed income fund				13,598
Total investments at fair value				$66,625

	Fair Value Measurements as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total

Deferred compensation investments	$28,558	$—	$—	$28,558
Available for sale investment	16,744	—	—	16,744
Total	$45,302	$—	$—	$45,302

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$10,140
Fixed income fund				13,575
Total investments at fair value				$69,017

Deferred compensation investments as of March 31, 2017 and December 31, 2016 was $28.6 million, consisting of mutual funds which have publicly quoted prices and are, therefore, classified as Level 1 assets. The available for sale investment is our investment in shares of common stock of Gannett Co., Inc., which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. Interest in registered investment companies are valued using the net asset values as quoted through publicly available pricing sources and investments are redeemable on request. These investments include one fund which invests in intermediate-term investment grade bonds and a fund which invests in equities listed predominantly on European and Asian exchanges. The fixed income fund is valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of March 31, 2017. In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.12 billion at March 31, 2017, and $4.19 billion at December 31, 2016.

NOTE 11 – Business segment information

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

The Digital Segment and the digital revenues line exclude online/digital revenues generated by digital platforms that are associated with our Media Segment’s operating properties as such amounts are reflected in the Media Segment. Summary operating results for each of our business segments were as follows (in thousands):

	Three months ended Mar. 31,
	2017	2016

Operating Revenues:
Media	$446,310	$443,829
Digital	332,161	337,903
Total	$778,471	$781,732

Operating Income (net of depreciation, amortization, asset impairment and facility consolidation charges):
Media (a)	$139,624	$170,358
Digital	28,775	47,219
Corporate (a)	(15,023)	(14,208)
Total	$153,376	$203,369

Depreciation, amortization, asset impairment and facility consolidation charges:
Media	$20,000	$19,441
Digital	34,051	30,361
Corporate	237	721
Total	$54,288	$50,523

Identifiable assets by segment:	Mar. 31, 2017	Dec. 31, 2016

Media	$4,760,976	$4,786,050
Digital	3,608,032	3,649,347
Corporate	96,003	107,328
Total	$8,465,011	$8,542,725

(a) As disclosed in Note 1, in the first quarter of 2017 we adopted new accounting guidance that changed the classification of certain components of postretirement benefit expense. The service cost component of the postretirement benefit expense will continue to be presented as an operating expense while all other components of postretirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to our Media and Corporate segments operating income in first quarter of 2016 of $1.1 million and $0.4 million, respectively.

NOTE 12 – Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Voluntary Retirement Program

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016, to retire under the plan. In 2016, based on acceptances received, we recorded $16.0 million of severance expense. Upon separation, employees accepting the VRP received salary continuation payments primarily based on years of service, the majority of which will occur evenly over the 12-month period following separation date. As of March 31, 2017, we had approximately $1.5 million of VRP buyout obligation remaining and we expect the majority of this severance obligation will be paid by the end of June 2017.

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

We operate two reportable segments: Media and Digital. We organize our business segments based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

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

•	TEGNA Digital (Digital Segment) - primarily consists of the Cars.com, CareerBuilder, and G/O Digital businesses.
Cars.com is a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. Cars.com averaged approximately 35 million visits each month during the first quarter of 2017 to its web properties, approximately 56% of which are mobile, and according to comScore, an average of approximately 13.3 million unique monthly visitors over the same time period. Cars.com generates revenues through online subscription advertising products targeting car dealerships and national advertisers through its own direct sales force as well as its affiliate sales channels. In 2015, Cars.com expanded into the area of vehicle service, introducing a solution that provides information about reputable certified repair shops and allows consumers to get estimates on potential vehicle repairs. We own a controlling 53% interest in CareerBuilder, a global, end-to-end human capital solutions company focused on helping employers find, hire and manage great talent. Combining advertising, software and services, CareerBuilder is an industry leader in recruiting solutions, employment screening and human capital management. CareerBuilder operates one of the largest job sites in North America, measured both by traffic and revenue, and has a presence in more than 60 markets worldwide. Together, Cars.com and CareerBuilder provide our advertising partners with access to two very important categories - automotive and human capital solutions.

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

Strategic Actions

On September 7, 2016, we announced two strategic actions related to our Digital Segment. These strategic decisions, which are part of our ongoing transformation, are intended to enable us to continue to deliver value to shareholders and position us for future success. First, we announced our intention to spin-off our Cars.com business unit into a separate stand-alone public company. The spin-off will create two independent, publicly traded companies: TEGNA, the largest independent broadcast station group of major network affiliates in the top 25 markets, and Cars.com, a top online destination in the digital automotive marketplace. While there can be no assurance regarding the ultimate timing of the proposed transaction or that it will be completed, we expect the spin-off to be effected through a pro rata distribution of all outstanding shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders will retain their TEGNA shares and receive one share of Cars.com for every three shares of TEGNA stock they own on the Record Date. Cars.com shares are expected to begin “regular way” trading on June 1, 2017. The spin-off remains subject to the conditions described in the preliminary information statement filed by Cars.com on Form 10 with the SEC. When we announced our intention to spin-off Cars.com, we also declared our plans to conduct a strategic review of our 53% ownership interest in CareerBuilder.

We believe the spin-off of Cars.com will provide each company with greater flexibility to invest in organic growth and pursue value enhancing investments and acquisitions. TEGNA and Cars.com both possess strong balance sheets and generate strong cash flow. Upon completion of the anticipated spin-off of Cars.com, both TEGNA and Cars.com would become separate standalone businesses, one operating exclusively in broadcasting and the other in the digital automotive space. Each company will have tailored capital structures and shareholder return policies aligned with their distinctive businesses. In addition, on May 3, 2017 we announced that our Board of Directors extinguished the share repurchase program effective upon the spin-off of Cars.com. Just prior to the spin-off, Cars.com will make a one-time cash distribution of $650 million to TEGNA. We intend to use the $650 million tax free distribution from Cars.com to reduce current debt outstanding.

We will maintain the current operating and reporting structure for both businesses and will continue to report their financial results in our continuing operations until the spin-off transaction is complete and while our strategic review of CareerBuilder remains ongoing.

Consolidated Results from Operations

The following discussion is a quarterly period-to-period comparison of our consolidated results of continuing operations on a GAAP basis. The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 24 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Three months ended Mar. 31,
	2017	2016	Change

Operating revenues:
Media	$446,310	$443,829	1%
Digital	332,161	337,903	(2%)
Total operating revenues	$778,471	$781,732	0%

Operating expenses:
Cost of revenues, exclusive of depreciation	$295,809	$247,531	20%
Selling, general and administrative expenses, exclusive of depreciation	274,998	280,309	(2%)
Depreciation	23,087	22,233	4%
Amortization	29,018	28,290	3%
Asset impairment and facility consolidation charges	2,183	—	***
Total operating expenses	$625,095	$578,363	8%

Total operating income	$153,376	$203,369	(25%)

Non-operating expense	$60,894	$57,851	5%
Provision for income taxes	28,583	42,108	(32%)
Net income attributable to noncontrolling interests	(6,185)	(10,492)	(41%)
Net income from continuing operations attributable to TEGNA Inc.	$57,714	$92,918	(38)%

Earnings from continuing operations per share - basic	$0.27	$0.42	(36%)
Earnings from continuing operations per share - diluted	$0.27	$0.42	(36%)

Consolidated Operating Revenue

Operating revenues decreased $3.3 million, or less than 1%, during the three months ended March 31, 2017 as compared to the same period in 2016. The change was comprised of a $2.5 million increase in the Media Segment which was more than offset by a $5.7 million decrease in the Digital Segment. The increase in Media Segment revenue was driven by a substantial increase in retransmission revenue of $35.5 million and an increase in digital revenue of $4.0 million, partially offset by a decrease in core advertising revenues of $24.1 million, and lower political advertising revenue of $13.6 million. Media Segment revenue was unfavorably impacted by the shift of the Super Bowl from airing on our 11 CBS stations last year to the much smaller footprint of our three Fox stations this year, resulting in a decrease of $9.0 million in core advertising revenue. Political revenues are typically higher in even years due to election cycles. Adjusting for the impact of the shift of the Super Bowl and lower political advertising revenue, Media Segment revenue would have increased $25.1 million or 6% over the first quarter of 2016. The Digital Segment revenue decrease was driven by a decline at CareerBuilder of $2.4 million reflecting accelerated job site revenue declines and the absence of $2.7 million of revenue as a result of the sale of Cofactor in December 2016, partially offset by a slight revenue increase at Cars.com of $0.7 million (driven by the August 2016 acquisition of DealerRater, partially offset by lower wholesale revenue due to declines in subscriptions sold).

Cost of Revenues

Cost of revenues increased $48.3 million, or 20%, during the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to a $49.5 million increase in programming costs incurred by the Media Segment. This increase was partially offset by the absence of $2.0 million of expenses associated with our former Cofactor business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.3 million, or 2%, during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily the result of a $2.0 million decline in selling and advertising expense at G/O Digital, the absence of $2.2 million of expenses associated with our former Cofactor business, and a $1.5 million decline in sales expenses at the Media Segment.

Depreciation Expense

Depreciation expense increased $0.9 million, or 4%, during the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily the result of a $2.2 million increase in CareerBuilder’s depreciation due to the recent increases in the capitalization of internally developed software. This increase was partially offset by a $1.3 million decrease in Media Segment depreciation expense due to recent declines in the purchase of property and equipment.

Amortization Expense

Amortization expense increased $0.7 million, or 3%, during the three months ended March 31, 2017, as compared to the same period in 2016. The net increase was driven by the third quarter 2016 acquisitions of DealerRater and Workterra, partially offset by a decline in amortization expense associated with previous acquisitions as a result of reaching the end of their useful lives, as well as the disposition of the Cofactor business.

Asset Impairment and Facility Consolidation Charges

Asset impairment and facility consolidation charges were $2.2 million during the three months ended March 31, 2017 as a result of non-cash impairment charges associated with operating assets at our Media segment. There were no asset impairment and facility consolidation charges in the first three months of 2016.

Operating Income

Our operating income decreased $50.0 million, or (25%), during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was driven by the changes in revenue and expenses discussed above. As a result, our consolidated operating margins were 20% in the first three months of 2017, compared to 26% during the same period in 2016.

Non-Operating Expense

Non-operating expense increased $3.0 million, or 5%, during the three months ended March 31, 2017, as compared to the same period in 2016. The net increase was primarily due to equity losses from unconsolidated investments of $1.5 million in 2017 as compared to equity earnings of $2.9 million in 2016 and increased costs associated with the Cars.com spin-off and the strategic review of CareerBuilder of $9.3 million, partially offset by lower interest expense (interest expense was $55.4 million for the first three months of 2017 compared to $61.7 million in the first three months of 2016). The lower interest expense in the quarter to date period is due to lower average debt outstanding as well as lower average interest rates reflecting the extinguishment of higher cost debt in 2016. The total average outstanding debt was $4.06 billion for the first three months of 2017, compared to $4.24 billion in the same period of 2016. The weighted average interest rate on total outstanding debt was 5.28% for the first three months of 2017, compared to 5.64% in the same period of 2016. In addition, during the three months ended March 31, 2017, we recorded a $5.1 million gain related to the reversal of the unclaimed property reserve as a result of a change in state law.

Income Tax Expense

Income tax expense decreased $13.5 million, or 32%, during the three months ended March 31, 2017 as compared to the same period in 2016. Income tax expense decreased primarily due to a decline in income before tax, partially offset by fewer discrete tax benefits realized in the first three months of 2017. Our reported effective income tax rate (after deducting net income attributable to noncontrolling interests) was 33.1% for the first three months of 2017, compared to 31.2% for continuing operations for the first three months of 2016. The tax rate for the first three months of 2017 is higher than the comparable 2016 rate primarily due to spin-related transaction costs incurred in 2017, a portion of which are not tax deductible, and a reduction in the 2017 excess tax benefits recognized with respect to equity compensation.

Net income from continuing operations attributable to TEGNA Inc.

Net income from continuing operations attributable to TEGNA Inc. consists of net income reduced by net income attributable to noncontrolling interests, primarily from CareerBuilder. We reported net income from continuing operations attributable to TEGNA Inc. of $57.7 million or $0.27 per diluted share during the three months ended March 31, 2017 compared to $92.9 million or $0.42 per diluted share during the three months ended March 31, 2016. Both income from continuing operations and earnings per share were affected by the factors mentioned above. Earnings per share benefited from the net decrease of common shares outstanding from March 31, 2016, as discussed below. Net income attributable to noncontrolling interests was $6.2 million in the first quarter of 2017 compared to $10.5 million in the first quarter of 2016.

The weighted average number of diluted shares outstanding for the first three months of 2017 decreased by 5.7 million shares to 217.6 million from 223.3 million in the same period in 2016. The decline primarily reflects shares repurchased in 2016 and the first quarter of 2017, partially offset by share issuances to settle equity-based awards.
Segment Results
We organize our business into two business segments: Media and Digital, based on management and internal reporting structure, the nature of products and services offered by the segments and the financial information that is evaluated regularly by our chief operating decision maker. Net revenue of our business segments excludes intersegment revenue as these activities are eliminated in consolidation. The following is a discussion of the operating results of our Media and Digital Segments.

Media Segment Results

A summary of our Media Segment results is presented below (in thousands):

	Three months ended Mar. 31,
	2017	2016	Change

Operating revenues	$446,310	$443,829	1%
Operating expenses:
Operating expenses, exclusive of depreciation (a)	286,686	254,030	13%
Depreciation	12,428	13,748	(10%)
Amortization of intangible assets	5,389	5,693	(5%)
Asset impairment and facility consolidation charges	2,183	—	***
Total operating expenses (a)	306,686	273,471	12%
Operating income	$139,624	$170,358	(18%)

(a) First quarter of 2017 includes severance expense of $0.4 million. First quarter of 2016 include severance expense primarily related to a voluntary early retirement program of approximately $10.4 million.

Media Segment revenues are grouped into five categories: Core (Local and National), Political, Retransmission, Digital and Other. The following table summarizes the year-over-year changes in these select revenue categories (in thousands).

	Three months ended Mar. 31,
	2017	2016	Change

Core (Local & National)	$224,928	$249,021	(10%)
Political	2,157	15,744	(86%)
Retransmission (a)	182,310	146,812	24%
Digital	31,742	27,718	15%
Other	5,173	4,534	14%
Total	$446,310	$443,829	1%

(a) Reverse compensation to network affiliates is included as part of programming costs and therefore is excluded from this line.
Media Segment revenues increased $2.5 million, or 1%, in the first three months of 2017 as compared to the same period in 2016. The increase was driven by substantial increases in retransmission revenues of $35.5 million, due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements. Core advertising revenues, which consist of Local and National non-political advertising, decreased $24.1 million or 10%, driven primarily by lower Super Bowl revenue due to the shift in coverage from our larger CBS station footprint to smaller FOX station footprint, which impacted 2017 results by $9.1 million. Political advertising revenue decreased by $13.6 million, an expected decrease reflecting the absence of 2016 Presidential election year political spending. Digital revenues within our Media Segment increased $4.0 million or 15% in 2017 reflecting continued growth of digital marketing services products.
Media Segment operating expenses increased $33.2 million, or 12%, in the first three months of 2017 as compared to the same period in 2016. The increase was primarily due to an increase of $49.5 million in programming costs (primarily due to 11 of our NBC stations began on January 1, 2017 making reverse compensation payments for the first time), as well as investments in growth initiatives (including Premion, centralized pricing initiatives, and Hatch). These increases were partially offset by the absence of a $10.4 million expense related to the voluntary early retirement program that was offered to certain Media Segment employees during the first three months of 2016. Media Segment operating expense excluding programming costs decreased 8%.
Digital Segment Results
The Digital Segment includes results for our stand-alone digital subsidiaries including Cars.com, CareerBuilder and G/O Digital. On September 7, 2016, we announced our plan to spin-off our Cars.com business unit and also announced that we will conduct a strategic review of our 53% ownership interest in CareerBuilder. On December 15, 2016, we sold our Cofactor business (also operating as ShopLocal). Many of our other digital offerings are highly integrated within our Media Segment offerings; therefore, the results of these integrated digital offerings are reported within the operating results of our Media Segment. A summary of our Digital Segment results is presented below (in thousands):

	Three months ended Mar. 31,
	2017	2016	Change

Operating revenues	$332,161	$337,903	(2%)
Operating expenses:
Operating expenses, exclusive of depreciation(a)	269,335	260,323	3%
Depreciation	10,422	7,764	34%
Amortization of intangible assets	23,629	22,597	5%
Total operating expenses(a)	303,386	290,684	4%
Operating income	$28,775	$47,219	(39%)
(a) First quarter of 2017 includes severance expense of approximately $2.8 million.

Digital Segment operating revenues decreased $5.7 million, or 2%, in the first three months of 2017 as compared to the same period in 2016. The decrease was primarily due to a decline of $2.4 million at CareerBuilder and the absence of $2.7 million in revenue from the sale of Cofactor, partially offset by a slight revenue increase of $0.7 million at Cars.com. The increase in Cars.com revenue was due to the August 2016 acquisition of DealerRater and higher leads sold to original equipment manufacturers, partially offset by a decrease in wholesale revenue. The change in CareerBuilder revenue was driven by an $8.7 million increase in employer services (driven by the acquisition of Aurico and higher revenue across sales channels) and continued growth in SaaS revenue of $6.2 million, partially attributable to our September 2016 acquisition of Workterra. These increases were offset by declines in job site revenue of $15.4 million due to fewer job postings and competitive pricing pressure as well as lower resume database revenue of $2.0 million reflecting a decline in contract renewals.

Digital Segment operating expenses increased $12.7 million, or 4%, in the first three months of 2017 as compared to the same period in 2016. This increase was primarily driven by increases at CareerBuilder of $7.6 million and Cars.com of $7.4 million, primarily due to expenses associated with the businesses acquired in 2016 (Aurico, DealerRater, and Workterra). This increase was partially offset by lower expense at G/O Digital of $2.7 million and the absence of Cofactor of $4.0 million.

Corporate Expense

Corporate expenses were $15.0 million during the first three months of 2017 as compared to $14.2 million for the same period in 2016. The increase of $0.8 million, or 6%, was primarily due to severance charges of $0.9 million related to right sizing the corporate function in anticipation of the Cars.com spin.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Executive Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, impairment charges on operating assets, and costs associated with the our Cars.com spin-off transaction and strategic review of CareerBuilder. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. The Company defines Adjusted EBITDA as net income from continuing operations attributable to TEGNA before (1) net income attributable to noncontrolling interests, (2) interest expense, (3) income taxes, (4) equity income (losses) in unconsolidated investments, net, (5) other non-operating items such as spin-off transaction expense, investment income and currency gains and losses, (6) severance expense, (7) facility consolidation charges, (8) impairment charges, (9) depreciation and (10) amortization. When Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure is Net income from continuing operations attributable to TEGNA. We do not analyze non-operating items such as interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to Adjusted EBITDA when performance is discussed on a segment level is Operating income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results

Our results for the three months ended March 31, 2017, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Severance charges at our Digital, Media and Corporate entities (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with operating assets at our Media segment; and

•	Non-operating costs associated with the spin-off of our Cars.com business unit, costs related to strategic review of CareerBuilder, and a charitable donation made to the TEGNA Foundation.
Results for the three months ended March 31, 2016, included the following special items:

•	Severance charges primarily related to a voluntary retirement program at our Media Segment (which includes payroll and related benefit costs); and

•	Certain other non-operating costs incurred by our Digital Segment.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Three months ended Mar. 31, 2017	GAAP measure	Severance expense	Operating asset impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$625,095	$(4,139)	$(2,183)	$—	$618,773
Operating income	153,376	4,139	2,183	—	159,698
Other non-operating expense	(4,009)	—	—	11,921	7,912
Total non-operating expense	(60,894)	—	—	11,921	(48,973)
Income before income taxes	92,482	4,139	2,183	11,921	110,725
Provision for income taxes	28,583	1,582	805	2,786	33,756
Net income from continuing operations attributable to TEGNA Inc.	57,714	2,557	1,378	9,135	70,784
Earnings from continuing operations per share - diluted	$0.27	$0.01	$0.01	$0.04	$0.33

		Special Items
Three months ended Mar. 31, 2016	GAAP measure	Severance expense	Other non-operating items	Non-GAAP measure

Operating expenses	$578,363	$(10,398)	$—	$567,965
Operating income (a)	203,369	10,398	—	213,767
Other non-operating items (a)	929	—	653	1,582
Total non-operating expense	(57,851)	—	653	(57,198)
Income before income taxes	145,518	10,398	653	156,569
Provision for income taxes	42,108	4,008	—	46,116
Net income from continuing operations attributable to TEGNA Inc.	92,918	6,390	653	99,961
Earnings from continuing operations per share - diluted	$0.42	$0.03	$—	$0.45
(a) As disclosed in Note 1, in the first quarter of 2017 we adopted new accounting guidance that changed the classification of postretirement benefit expense. The service cost component of the postretirement benefit expense will continue to be presented as an operating expense while all other components of postretirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to operating income and non-operating expense in first quarter of 2016 of $1.5 million.

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Three months ended Mar. 31,
	2017	2016	Change

Net income from continuing operations attributable to TEGNA Inc. (GAAP basis)	$57,714	$92,918	(38%)
Net income attributable to noncontrolling interests	6,185	10,492	(41%)
Provision for income taxes	28,583	42,108	(32%)
Interest expense	55,416	61,713	(10%)
Equity loss (income) in unconsolidated investments, net	1,469	(2,933)	***
Other non-operating items	4,009	(929)	***
Operating income (GAAP basis)	153,376	203,369	(25%)
Severance expense	4,139	10,398	(60%)
Asset impairment and facility consolidation charges	2,183	—	***
Adjusted operating income (non-GAAP basis)	159,698	213,767	(25%)
Depreciation	23,087	22,233	4%
Amortization of intangible assets	29,018	28,290	3%
Adjusted EBITDA (non-GAAP basis)	$211,803	$264,290	(20%)
Our Adjusted EBITDA decreased $52.5 million or 20% in the first quarter of 2017. The decrease in the first quarter was primarily driven by lower Adjusted EBITDA of $40.1 million or 20% in the Media Segment, which was due to higher programming costs as well as investments in growth initiatives (including Premion, centralized pricing initiatives, and Hatch).

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2017 results:

•
Media Segment Revenues - Media Segment revenue will be impacted by challenging year-over-year comparisons due to the cyclical absence of political and Olympic revenues in 2017. Based on current trends, we expect the percentage increase in total revenues for the second quarter of 2017 compared to the same quarter in 2016 to be up in the low to mid-single digits despite challenging year-over-year comparisons as the second quarter of 2016 benefited from political advertising of $10 million.

•
Media Segment Expenses - Beginning in January 2017, 11 of our NBC stations began making reverse compensation payments for the first time. As such, 2017 will be an unusual year as there will be an unfavorable gap between the increase in retransmission revenue we earn from multichannel video programming distributors (MVPD), compared to the increase in reverse compensation we will pay our affiliates. At the end of 2016, we renegotiated several new retransmission agreements with major MVPD carriers, and as a result, we have reduced our net retransmission gap in 2017 to approximately $25 million to $30 million. Further, we expect our strategic initiatives launched in 2016 will more than offset the remaining net retransmission gap in 2017.

Liquidity, Capital Resources and Cash Flows

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

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. During the first three months of 2017, we spent $7.3 million to repurchase 0.3 million of our shares at an average share price of $21.61, and as of March 31, 2017, we had $459.9 million remaining under this authorization. On May 3, 2017 we announced that our Board of Directors extinguished the share repurchase program effective upon the spin-off of Cars.com. In addition, just prior to the spin-off, Cars.com will make a one-time cash distribution of $650 million to TEGNA. We intend to use the $650 million tax free distribution from Cars.com to reduce current debt outstanding. Our Board of Directors also approved a regular cash dividend to be paid after the spin-off of Cars.com of $0.28 per share annually. We intend to continue to invest in organic and strategic growth opportunities and also intend to maintain the financial flexibility to pursue strategic acquisitions when appropriate.

At the end of the first quarter of 2017, our total long-term debt was $3.97 billion. Cash and cash equivalents at the end of the first quarter totaled $79.7 million. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see the Part II. Other Information, Item 1A. Risk Factors discussion below.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2017	2016

Cash and cash equivalents at beginning of the period	$76,920	$129,200
Operating activities:
Net income	63,899	95,936
Non-cash adjustments	59,562	57,594
Pension expense, net of contributions	(1,350)	(752)
Other, net	18,777	(25,720)
Net cash flows from operating activities	140,888	127,058
Net cash used for investing activities	(13,697)	(74,938)
Net cash used for financing activities	(124,456)	(102,114)
Increase (decrease) in cash and cash equivalents	2,735	(49,994)
Cash and cash equivalents at end of the period	$79,655	$79,206

Operating Activities - Our net cash flow from operating activities was $140.9 million for the three months ended March 31, 2017, compared to $127.1 million for the three months ended March 31, 2016. The increase in net cash flow from operating activities was due to higher collections on accounts receivable collections of $18.1 million (primarily due to increased collections within the Digital Segment), and a $20.9 million decrease in income taxes paid (net of refunds) due to a change in the timing of federal payments (in 2017 our first federal payment was made in April whereas in the prior year it was made in March). These increases in cash flow were partially offset by higher payments made on accounts payable of $24.5 million (due to the timing of settlements).

Investing Activities - Cash used for investing activities totaled $13.7 million for the three months ended March 31, 2017, compared to $74.9 million for the three months ended March 31, 2016. The decrease in cash used for investing activities was primarily due to the absence of the acquisition of businesses in 2017 as compared to 2016 when we acquired Aurico. Also contributing to the fluctuation was the decline in cash paid for investments of $10.0 million in 2016, primarily comprised of our investment in Whistle Sports, as compared to $0.8 million paid for investments in 2017.

Financing Activities - Cash used for financing activities totaled $124.5 million for the three months ended March 31, 2017, compared to $102.1 million for the three months ended March 31, 2016. The increase in cash used for financing activities was primarily caused by repayments made on the revolving credit facility of $46.0 million in 2017 as compared to net borrowings of $42.0 million in 2016, as well as $33 million in term loan debt repayments in 2017 as compared to $18 million in 2016. This fluctuation was partially offset by a decline in cash used for share repurchases from $75.4 million for 3.2 million shares of our common stock in 2016 to $7.3 million for 0.3 million shares of common stock in 2017.

During the three months ended March 31, 2017, we paid dividends totaling $30.0 million at a rate of $0.14 per share. During the three months ended March 31, 2016, we paid dividends totaling $30.9 million, also at a rate of $0.14 per share.

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $122.9 million for the first three months of 2017 compared to $110.6 million for the same period in 2016. Our free cash flow for the first three months of 2017 was higher than the first three months of 2016 driven by the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “Net cash flow from operating activities,” is cash flow from operating activities reduced by “Purchase of property and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Three months ended Mar. 31,
	2017	2016

Net cash flow from operating activities	$140,888	$127,058
Purchase of property and equipment	(17,959)	(16,449)
Free cash flow	$122,929	$110,609
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described under Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following sections of our 2016 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2016.

As of March 31, 2017, we had $1.03 billion in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $5.2 million. The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $4.12 billion as of March 31, 2017, and $4.19 billion as of December 31, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2017, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than ordinary, routine litigation incidental to our business, neither we nor any of our subsidiaries currently is party to any material pending legal proceeding.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2017 - January 31, 2017	318,056	$21.56	318,056	$460,313,417
February 1, 2017 - February 28, 2017	17,500	$22.65	17,500	$459,917,117
March 1, 2017 - March 31, 2017	—	—	—	$459,917,117
Total First Quarter 2017	335,556	$21.61	335,556	$459,917,117

In 2015, our Board of Directors approved an $825 million share repurchase program to be completed over a three-year period ending June 2018. We spent $7.3 million during the three months ended March 31, 2017 to repurchase 336,000 shares, at an average price per share of $21.61. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of March 31, 2017, we had $460 million remaining under this authorization. On May 3, 2017 we announced that our Board of Directors extinguished the share repurchase program effective upon the spin-off of Cars.com.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through December 8, 2015.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

4-1	Specimen Certificate for TEGNA Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to TEGNA Inc.’s Form 8-B filed on June 14, 1972.

10-1	Cash-Based Award Agreement effective as of February 27, 2017 between TEGNA Inc. and Gracia C. Martore.*	Attached.

10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

10-3	Form of Executive Officer Performance Share Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iv) Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2017 and March 31, 2016, and (v) the notes to unaudited condensed consolidated financial statements.

Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.