Form 10-Q
period 2017-06-30
TEGNA INC
filed 2017-08-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of the registrant’s Common Stock, $1 par value outstanding as of June 30, 2017 was 215,115,749.

INDEX TO TEGNA INC.
June 30, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	June 30, 2017	Dec. 31, 2016
	(Unaudited)	(Recast)
ASSETS
Current assets
Cash and cash equivalents	$65,669	$15,879
Accounts receivable, net of allowances of $3,352 and $3,404, respectively	382,011	386,074
Other receivables	14,150	20,685
Prepaid expenses and other current assets	54,726	62,090
Current discontinued operations assets	749,725	305,960
Total current assets	1,266,281	790,688
Property and equipment
Cost	807,810	805,349
Less accumulated depreciation	(447,503)	(430,028)
Net property and equipment	360,307	375,321
Intangible and other assets
Goodwill	2,579,417	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,284,062	1,294,839
Investments and other assets	157,665	180,616
Noncurrent discontinued operations assets	—	3,321,844
Total intangible and other assets	4,021,144	7,376,716
Total assets	$5,647,732	$8,542,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	June 30, 2017	Dec. 31, 2016
	(Unaudited)	(Recast)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$55,308	$99,568
Accrued liabilities	198,842	200,417
Dividends payable	15,161	30,178
Income taxes	19,028	11,448
Current portion of long-term debt	646	646
Current discontinued operations liabilities	219,343	276,924
Total current liabilities	508,328	619,181
Noncurrent liabilities
Income taxes	19,984	22,644
Deferred income taxes	601,429	648,920
Long-term debt	3,345,986	4,042,749
Pension liabilities	180,532	187,290
Other noncurrent liabilities	65,792	75,438
Noncurrent discontinued operations liabilities	—	347,233
Total noncurrent liabilities	4,213,723	5,324,274
Total liabilities	4,722,051	5,943,455

Redeemable noncontrolling interests related to discontinued operations	51,503	46,265

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	395,812	473,742
Retained earnings	5,750,260	7,384,556
Accumulated other comprehensive loss	(145,876)	(161,573)
Less treasury stock at cost, 109,302,883 shares and 109,930,832 shares, respectively	(5,675,530)	(5,749,726)
Total TEGNA Inc. shareholders’ equity	649,085	2,271,418
Noncontrolling interests related to discontinued operations	225,093	281,587
Total equity	874,178	2,553,005
Total liabilities, redeemable noncontrolling interests and equity	$5,647,732	$8,542,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
		(recast)		(recast)

Revenues	$489,369	$476,978	$948,439	$937,616

Operating expenses:
Cost of revenues, exclusive of depreciation	229,683	196,935	461,091	389,563
Business units - Selling, general and administrative expenses, exclusive of depreciation	75,302	81,975	143,731	163,241
Corporate - General and administrative expenses, exclusive of depreciation	14,248	14,351	29,581	27,838
Depreciation	13,318	14,478	26,535	29,441
Amortization of intangible assets	5,388	5,775	10,777	11,767
Asset impairment and facility consolidation charges	1,350	3,728	3,533	3,728
Total	339,289	317,242	675,248	625,578
Operating income	150,080	159,736	273,191	312,038

Non-operating expense:
Equity loss in unconsolidated investments, net	(946)	(4,996)	(2,415)	(1,565)
Interest expense	(54,843)	(56,143)	(110,258)	(117,843)
Other non-operating items	(21,108)	(4,562)	(23,182)	(4,155)
Total	(76,897)	(65,701)	(135,855)	(123,563)

Income before income taxes	73,183	94,035	137,336	188,475
Provision for income taxes	23,913	27,037	43,408	53,597
Net Income from continuing operations	49,270	66,998	93,928	134,878
(Loss) income from discontinued operations, net of tax	(241,699)	47,387	(222,458)	75,443
Net (loss) income	(192,429)	114,385	(128,530)	210,321
Net loss (income) attributable to noncontrolling interests from discontinued operations	62,077	(14,934)	55,892	(25,426)
Net (loss) income attributable to TEGNA Inc.	$(130,352)	$99,451	$(72,638)	$184,895

Earnings from continuing operations per share - basic	$0.23	$0.31	$0.44	$0.62
(Loss) earnings from discontinued operations per share - basic	(0.83)	0.15	(0.77)	0.23
Net (loss) income per share – basic	$(0.60)	$0.46	$(0.33)	$0.85

Earnings from continuing operations per share - diluted	$0.23	$0.30	$0.43	$0.61
(Loss) earnings from discontinued operations per share - diluted	(0.83)	0.15	(0.77)	0.23
Net (loss) income per share – diluted	$(0.60)	$0.45	$(0.34)	$0.84

Weighted average number of common shares outstanding:
Basic shares	215,501	216,518	215,404	217,902
Diluted shares	217,812	220,204	217,691	221,729

Dividends declared per share	$0.07	$0.14	$0.21	$0.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(192,429)	$114,385	$(128,530)	$210,321
Redeemable noncontrolling interests (earnings not available to shareholders)	(1,017)	(1,350)	(2,832)	(2,275)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	7,099	(7,162)	9,362	(5,961)
Recognition of previously deferred post-retirement benefit plan costs	2,327	2,422	4,402	4,322
Unrealized gains (losses) on available for sale investment during the period	4,069	(2,292)	1,776	(4,275)
Other comprehensive income (loss), before tax	13,495	(7,032)	15,540	(5,914)
Income tax effect related to components of other comprehensive income	(896)	(942)	(1,693)	(1,680)
Other comprehensive income (loss), net of tax	12,599	(7,974)	13,847	(7,594)
Comprehensive (loss) income	(180,847)	105,061	(117,515)	200,452
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	59,750	(10,211)	54,315	(20,343)
Comprehensive (loss) income attributable to TEGNA Inc.	$(121,097)	$94,850	$(63,200)	$180,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(128,530)	$210,321
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	97,181	101,402
Stock-based compensation	10,160	9,055
Loss on write down of CareerBuilder	344,772	—
Other losses on sales of assets and impairment charges	11,506	8,863
Equity loss in unconsolidated investments, net	2,354	2,981
Pension expense, net of contributions	(1,843)	1,093
Change in other assets and liabilities, net	(96,295)	(104,471)
Net cash flow from operating activities	239,305	229,244
Cash flows from investing activities:
Purchase of property and equipment	(49,703)	(40,050)
Payments for acquisitions of businesses, net of cash acquired	—	(53,552)
Payments for investments	(1,363)	(15,997)
Proceeds from investments	502	4,617
Proceeds from sale of assets	5,556	—
Net cash flow used for investing activities	(45,008)	(104,982)
Cash flows from financing activities:
(Payments) proceeds of borrowings under revolving credit facilities, net	(635,000)	310,000
Proceeds from Cars.com borrowings	675,000	—
Debt repayments	(66,124)	(229,552)
Payments of Cars.com debt issuance costs	(6,208)	—
Dividends paid	(60,073)	(61,462)
Repurchases of common stock	(8,453)	(150,917)
Cash transferred to the Cars.com business	(20,133)	—
Other, net	(5,795)	(19,378)
Net cash flow used for financing activities	(126,786)	(151,309)
Increase (decrease) in cash and cash equivalents	67,511	(27,047)
Cash and cash equivalents from continuing operations, beginning of period	15,879	26,096
Cash and cash equivalents from discontinued operations, beginning of period	61,041	103,104
Balance of cash and cash equivalents, beginning of period	76,920	129,200
Cash and cash equivalents from continuing operations, end of period	65,669	15,016
Cash and cash equivalents from discontinued operations, end of period	78,762	87,137
Balance of cash and cash equivalents, end of period	$144,431	$102,153

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$64,999	$104,646
Cash paid for interest	$104,834	$116,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or “TEGNA’s”) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (loss) income in unconsolidated investments, net” in the Consolidated Statements of Income. In addition, certain reclassifications have been made to prior years’ consolidated Statements of Income to conform to the current year’s presentation.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. The financial position and results of operations of Cars.com are reflected as discontinued operations for all periods presented through the date of the spin-off. In addition, on June 17, 2017, we entered into a definitive agreement to sell a majority of our ownership stake in our CareerBuilder business. As a result, we have determined that CareerBuilder meets the criteria to be classified as held for sale and presented as discontinued operations for all periods presented. As such, CareerBuilder assets and liabilities have been reclassified to discontinued operations, as have its results from operations. Our Digital Marketing Services business is now reported within our Media business.

As a result of these strategic actions, we have disposed of, or committed to dispose of, substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations. The financial statements and footnotes have been revised accordingly to reflect these strategic actions and their impact on our condensed consolidated financial statements. See Note 12, “Discontinued Operations”, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our condensed consolidated financial statements.

Accounting guidance adopted in 2017: In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance that changes the presentation of net periodic pension and other post-retirement benefit costs (post-retirement benefit costs) in the Consolidated Statements of Income. Under this new guidance, the service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. Previously, all components of post-retirement benefit expense were presented as operating expense in the Consolidated Statements of Income. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2017. We believe the new guidance provides enhanced financial reporting by limiting operating expense classification to the service cost component of post-retirement benefit expense. Service cost is the component of the expense that relates to services provided by employees in the current period and thus better reflects the current continuing operating costs. Changes to the classification of Consolidated Statements of Income amounts resulting from the new guidance were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance. We utilized amounts previously disclosed in our retirement plan footnote to retrospectively apply the guidance. As a result of adopting this guidance, operating expenses in the second quarter and for the first six months of 2017 were lower by $1.9 million and $3.3 million, respectively, while non-operating expenses were higher by the same amounts. In 2016, operating expenses in the second quarter and first six months were reduced by $2.6 million and $4.0 million, respectively, with corresponding increases in non-operating expenses as a result of adopting this new guidance. Net income, earnings per share, and retained earnings were not impacted by the new guidance.

In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The FASB permitted early adoption of this guidance, and we elected to early adopt in the second quarter of 2017 in connection with the calculation of CareerBuilder’s goodwill impairment charge, discussed in Note 12.

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

We will adopt the guidance beginning January 1, 2018. The two permitted transition methods are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We will adopt the guidance using the modified retrospective method.

While we continue to evaluate the full impact of the guidance, we do not believe that it will have a material impact on our consolidated financial statements. We are in the process of evaluating the other requirements of the new standard, which may result in additional revenue related disclosures.

Based on our evaluation performed to date, we believe that 90% of our revenues will not be materially impacted by the new guidance. Specifically, our television spot advertising contracts, which comprised approximately 60% of 2016 revenue are short-term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. Further, we expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. Subscription revenue comprised approximately 30% of 2016 revenue. We continue to evaluate the impact to our online digital and other services revenue.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under current GAAP, changes in fair value for our available for sale equity investment are recorded as unrealized gains or losses through other comprehensive income until such investment is sold or deemed impaired. The new guidance is effective for public companies beginning in the first quarter of 2019 and will be adopted using a cumulative-effect adjustment. Early adoption is permitted. We do not believe this standard will have a material impact on our financial statements. Previously we had recorded approximately $4.0 million in unrealized losses on our available for sale investment in the Consolidated Statements of Comprehensive Income as of March 31, 2017. During the second quarter of 2017 we determined that the available for sale investment was other than temporarily impaired, and recognized an inception to date loss on the investment in the Consolidated Statement of Income. Losses of this nature will be recorded within the Consolidated Statements of Income in the quarter in which they occur upon adoption of the guidance in the first quarter of 2019.

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

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		Dec. 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
			(recast)	(recast)
Goodwill	$2,579,417	$—	$2,579,417	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Amortizable intangible assets:
Retransmission agreements	110,191	(54,817)	110,191	(47,280)
Network affiliation agreements	43,485	(16,908)	43,485	(14,445)
Other	15,763	(5,602)	15,763	(4,825)
Total indefinite-live and amortizable intangible assets	$1,361,389	$(77,327)	$1,361,389	$(66,550)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships which are amortized on a straight-line basis over their useful lives. During the second quarter of 2017, we recorded a goodwill impairment charge within discontinued operations related to our CareerBuilder reporting unit as a result of our plan to sell our majority of our ownership interest. See Note 12 for further discussion.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	Dec. 31, 2016
		(recast)
Cash value life insurance	$63,701	$64,134
Deferred compensation investments	28,667	23,715
Equity method investments	15,831	18,016
Available for sale investment	—	16,744
Deferred debt issuance cost	7,968	9,856
Other long term assets	41,498	48,151
Total	$157,665	$180,616

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

Available for sale investment: Our investment in Gannett Co., Inc., common stock, previously classified as a noncurrent asset, was reclassified to a current asset in the second quarter of 2017 due to our intent to sell the investment by the end of 2017.

Other long term assets: During the quarter and six months ended June 30, 2017, we recognized a $5.8 million loss associated with a write-off of a note receivable from one of our equity method investments. This loss is reflected in Other non-operating items, in the accompanying Consolidated Statements of Income. The loss was a result of a decision made during the second quarter by the investee’s board of directors to discontinue the business, and the investee not having sufficient funds to repay the full note at that time.

Cost method investments: The carrying value of cost method investments was $15.1 million of June 30, 2017 and $14.8 million as of December 31, 2016, and is included within other long term assets in the table above.
NOTE 4 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $9.9 million as of June 30, 2017, and $10.8 million as of December 31, 2016. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.1 million as of June 30, 2017, and $1.5 million as of December 31, 2016.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $0.7 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2017	Dec. 31, 2016

Unsecured floating rate term loan due quarterly through August 2018	$36,300	$52,100
VIE unsecured floating rate term loans due quarterly through December 2018	969	1,292
Unsecured floating rate term loan due quarterly through June 2020	120,000	140,000
Unsecured floating rate term loan due quarterly through September 2020	255,000	285,000
Borrowings under revolving credit agreement expiring June 2020	—	635,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,377,269	4,078,392
Debt issuance costs	(24,873)	(27,615)
Other (fair market value adjustments and discounts)	(5,764)	(7,382)
Total long-term debt	3,346,632	4,043,395
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$3,345,986	$4,042,749

In connection with and prior to the completion of the spin-off, Cars.com borrowed an aggregate principal amount of approximately $675 million under a revolving credit facility agreement. The proceeds were used to make a tax-free distribution of $650 million from Cars.com to TEGNA. TEGNA used $609.9 million of the tax-free distribution proceeds to fully pay down our outstanding revolving credit agreement borrowings plus accrued interest. As of June 30, 2017, we had an unused borrowing capacity of $1.5 billion under our revolving credit facility. The approximately $40 million of remaining proceeds of the tax-free distribution from Cars.com will be used to pay down historical debt outstanding. In addition, we intend to use the proceeds from the sale of our majority interest in CareerBuilder to pay down existing debt and for other general corporate purposes (see Note 12).

On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the termination of the credit agreement on June 29, 2020.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, both current and non-current liabilities, as of June 30, 2017, were $211.5 million ($31.0 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Our pension costs, which include costs for the qualified TRP plan and the nonqualified SERP plan, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Service cost-benefits earned during the period	$311	$158	$436	$408
Interest cost on benefit obligation	6,056	6,837	11,981	13,187
Expected return on plan assets	(6,511)	(6,632)	(13,161)	(13,382)
Amortization of prior service cost	167	190	317	340
Amortization of actuarial loss	2,187	2,194	4,162	3,894
Expense for company-sponsored retirement plans	$2,210	$2,747	$3,735	$4,447

The service cost component of our pension expense is recorded within the operating expense line items Cost of revenue, Business units - Selling, general and administrative, and Corporate - General, and administrative within the Consolidated Statements of Income. All other components of the pension expense are included within the Other non-operating items line item of the Consolidated Statements of Income.

In April 2017, we made a $1.7 million contribution to the TRP, and plan to make additional contributions of $20.6 million to the TRP during the remainder of 2017. During the six months ended June 30, 2017 and 2016, we made benefit payments to participants of the SERP of $3.8 million and $3.3 million, respectively.

NOTE 7 – Supplemental equity information
The following table summarizes equity account activity for the six months ended June 30, 2017 and 2016 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net loss	(72,638)	(55,892)	(128,530)
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,832)	(2,832)
Other comprehensive income	9,438	4,409	13,847
Total comprehensive loss	(63,200)	(54,315)	(117,515)
Dividends declared	(45,055)	—	(45,055)
Stock-based compensation	10,160	—	10,160
Treasury shares acquired	(8,453)	—	(8,453)
Spin-off of businesses	(1,510,342)	—	(1,510,342)
Other activity, including shares withheld for employee taxes	(5,443)	(2,179)	(7,622)
Balance at June 30, 2017	$649,085	$225,093	$874,178

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	184,895	25,426	210,321
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,275)	(2,275)
Other comprehensive income (loss)	(4,786)	(2,808)	(7,594)
Total comprehensive income	180,109	20,343	200,452
Dividends declared	(60,747)	—	(60,747)
Stock-based compensation	9,055	—	9,055
Treasury shares acquired	(150,917)	—	(150,917)
Other activity, including shares withheld for employee taxes and tax windfall benefits	(18,479)	(1,922)	(20,401)
Balance at June 30, 2016	$2,150,992	$283,194	$2,434,186

CareerBuilder owns majority interests in Textkernel, a software company that provides semantic recruitment technology; Economic Modeling Specialists Intl., a software firm that specializes in employment data and labor market analytics; and Workterra, a cloud-based Human Capital Management platform. The minority shareholders of these acquired businesses hold put rights that permit them to put their equity interests to CareerBuilder. Since redemption of the noncontrolling interests is outside of our control, the minority shareholders’ equity interest are presented on the Condensed Consolidated Balance Sheets in the caption “Redeemable noncontrolling interests related to discontinued operations.”

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation (1)	Other	Total

Quarters Ended:
Balance at Mar. 31, 2017	$(126,063)	$(27,363)	$(7,965)	$(161,391)
Other comprehensive loss before reclassifications	—	3,755	586	4,341
Amounts reclassified from AOCL	1,431	—	9,743	11,174
Other comprehensive income	1,431	3,755	10,329	15,515
Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)

Balance at Mar. 31, 2016	$(115,334)	$(19,494)	$3,691	$(131,137)
Other comprehensive income (loss) before reclassifications	—	(3,788)	(2,292)	(6,080)
Amounts reclassified from AOCL	1,480	—	—	1,480
Other comprehensive income (loss)	1,480	(3,788)	(2,292)	(4,600)
Balance at June 30, 2016	$(113,854)	$(23,282)	$1,399	$(135,737)

	Retirement Plans	Foreign Currency Translation (1)	Other	Total

Six Months Ended:
Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive loss before reclassifications	—	4,952	(1,707)	3,245
Amounts reclassified from AOCL	2,709	—	9,743	12,452
Other comprehensive income (loss)	2,709	4,952	8,036	15,697
Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)

Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive income (loss) before reclassifications	—	(3,153)	(4,275)	(7,428)
Amounts reclassified from AOCL	2,642	—	—	2,642
Other comprehensive income (loss)	2,642	(3,153)	(4,275)	(4,786)
Balance at June 30, 2016	$(113,854)	$(23,282)	$1,399	$(135,737)

(1) Our entire foreign currency translation adjustment is related to our CareerBuilder business which is held for sale as of June 30, 2017 (see Note 12).

Reclassifications from AOCL to the Statement of Income are comprised of pension and other post-retirement components and a loss on our available for sale investment. Pension and other post retirement reclassifications are related to the amortization of prior service costs and amortization of actuarial losses. The loss on our available for sale investments represents an other than temporary impairment (OTTI) recognized on our investment in shares of common stock of Gannett Co., Inc. The OTTI loss represents the amount of loss previously recorded to AOCL which is now being recognized as a non-operating expense on the Consolidated Statement of Income due to the fact that we expect to sell our investment by the end of 2017 and we do not expect the investment to fully recover the losses we have incurred. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Amortization of prior service cost	$32	$80	$32	$130
Amortization of actuarial loss	2,295	2,342	4,370	4,192
Reclassification of available for sale investment	9,743	—	9,743	—
Total reclassifications, before tax	12,070	2,422	14,145	4,322
Income tax effect	(896)	(942)	(1,693)	(1,680)
Total reclassifications, net of tax	$11,174	$1,480	$12,452	$2,642

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income from continuing operations	$49,270	$66,998	$93,928	$134,878
(Loss) income from discontinued operations, net of tax	(241,699)	47,387	(222,458)	75,443
Net loss (income) attributable to noncontrolling interests from discontinued operations	62,077	(14,934)	55,892	(25,426)
Net (loss) income attributable to TEGNA Inc.	$(130,352)	$99,451	$(72,638)	$184,895

Weighted average number of common shares outstanding - basic	215,501	216,518	215,404	217,902
Effect of dilutive securities:
Restricted stock units	818	1,684	905	1,678
Performance share units	761	1,078	651	1,186
Stock options	732	924	731	963
Weighted average number of common shares outstanding - diluted	217,812	220,204	217,691	221,729

Earnings from continuing operations per share - basic	$0.23	$0.31	$0.44	$0.62
Earnings (loss) from discontinued operations per share - basic	(0.83)	0.15	(0.77)	0.23
Net (loss) income per share - basic	$(0.60)	$0.46	$(0.33)	$0.85

Earnings from continuing operations per share - diluted	$0.23	$0.30	$0.43	$0.61
Earnings (loss) from discontinued operations per share - diluted	(0.83)	0.15	(0.77)	0.23
Net (loss) income per share - diluted	$(0.60)	$0.45	$(0.34)	$0.84

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 229,000 and 165,000 stock awards for the three and six months ended June 30, 2017, respectively; and 29,000 and for the three and six months ended June 30, 2016, respectively, as their inclusion would be accretive to earnings per share.

NOTE 9 – Fair value measurement

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

The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016 (in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total

Available for sale investment	15,037	—	—	15,037
Total	$15,037	$—	$—	$15,037

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$15,039
Fixed income fund				13,628
Total investments at fair value				$43,704

	Fair Value Measurements as of Dec. 31, 2016 (recast)
	Level 1	Level 2	Level 3	Total

Available for sale investment	16,744	—	—	16,744
Total	$16,744	$—	$—	$16,744

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$10,140
Fixed income fund				13,575
Total investments at fair value				$40,459

Available for sale investment: Our investment in shares of common stock of Gannett Co., Inc., which has been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. During the second quarter of 2017 we recorded an OTTI loss in the non-operating expense line item of the Consolidated Statement of Income, as described in Note 7.

Interest in registered investment companies: These investments include one fund which invests in intermediate-term investment grade bonds and a fund which invests in equities listed predominantly on European and Asian exchanges. Funds are valued using the net asset values as quoted through publicly available pricing sources and investments are redeemable on request.

Fixed income fund investment: Valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of June 30, 2017.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.50 billion at June 30, 2017, and $4.19 billion at December 31, 2016.

The planned divestiture of our CareerBuilder business, which is classified as held for sale as of June 30, 2017, resulted in a $344.8 million pre-tax loss recorded within discontinued operations, related to writing down the CareerBuilder business to fair value (see Note 12). The write down includes a goodwill impairment charge of $333 million. The valuation used in the Step 1 goodwill impairment test was based on the enterprise value determined in the purchase agreement (which represents Level 3 input in the fair value hierarchy). We also recorded a non-cash impairment charge of $5.8 million associated with the write-off of a note receivable from one of our equity method investments (see Note 3).

NOTE 10 – Business segment information

Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

Following the spin-off of Cars.com and entering into the definitive sales agreement for CareerBuilder, we classify our operations as one operating and reportable segment, Media, which consists of our 46 television stations operating in 38 markets, offering high-quality television programming and digital content. Also included in the Media Segment is our Digital Marketing Services business which was previously reported in our Digital Segment, but was realigned in the second quarter of 2017 and is now reported together with our Media business.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity in 2017 as shown in the tables below. The 2016 activity shown below for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016. The historical periods below have also been updated to restate the historical results of our Digital Marketing Services business into our Media business.

Segment operating results are summarized as follows (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
		(recast)		(recast)
Revenues:
Media	$489,369	$474,268	$948,439	$932,181
Digital	—	2,710	—	5,435
Total	$489,369	$476,978	$948,439	$937,616

Operating Income (net of depreciation, amortization, asset impairment and facility consolidation charges):
Media (a)	$164,576	$179,238	$303,291	$348,397
Digital	—	(2,819)	—	(5,468)
Corporate (a)	(14,496)	(16,683)	(30,100)	(30,891)
Total	$150,080	$159,736	$273,191	$312,038

Depreciation, amortization, asset impairment and facility consolidation charges:
Media	$19,809	$21,290	$40,326	$41,152
Digital	—	359	—	732
Corporate	247	2,332	519	3,052
Total	$20,056	$23,981	$40,845	$44,936

(a) In the first quarter of 2017, we adopted new accounting guidance that changed the classification of certain components of net periodic pension and other post-retirement benefit expense (post-retirement benefit expense). The service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to operating income in second quarter of 2017 and 2016 of $1.9 million and $2.6 million and for the six months ended June 30, 2017 and 2016 of $3.3 million and $4.0 million, respectively. Net income, earnings per share, and retained earnings were not impacted by the new standard.

NOTE 11 – Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Voluntary Retirement Program

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016, to retire under the plan. In 2016, based on acceptances received, we recorded $16.0 million of severance expense. Upon separation, employees accepting the VRP received salary continuation payments primarily based on years of service, the majority of which occurred evenly over the 12-month period following separation date. As of June 30, 2017, we had less than $0.4 million of VRP buyout obligation remaining.

NOTE 12 – Discontinued Operations

Cars.com spin-off

On May 31, 2017, we completed the previously announced spin-off of Cars.com creating two publicly traded companies: TEGNA, an innovative media company with the largest broadcast group among major network affiliates in the top 25 markets; and Cars.com, a leading digital automotive marketplace. The spin-off was effected through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”. In connection with the Cars.com spin-off, we received a one time tax-free cash distribution from Cars.com of $650 million. We used the tax-free distribution proceeds to fully pay down outstanding revolving credit agreement borrowings. We have approximately $40 million of remaining proceeds of the tax-free distribution from Cars.com which will be used to pay down historical debt outstanding (see Note 5).

Separation Agreement

We entered into a separation agreement with Cars.com which sets forth, among other things, the identified assets transferred, the liabilities assumed and the contracts assigned to each of TEGNA and Cars.com as part of the separation and the conditions related to the distribution of Cars.com outstanding stock to TEGNA stockholders.

Transition Services Agreement

We entered into a transition services agreement with Cars.com prior to the distribution pursuant to which we and our subsidiaries will provide certain services to Cars.com on an interim and transitional basis, not to exceed 24 months. The services to be provided include certain tax, human resource and risk management consulting services, and certain other short term services to complete a limited number of ongoing analysis projects. The agreed upon charges for such services are generally intended to allow us to recover all costs and expenses of providing such services, and such charges are not expected to be material to either us or Cars.com.

The transition services agreement will terminate on the expiration of the term of the last service provided under it, with a minimum service period of 60 days and a maximum service period of 24 months, with most services expected to last for less than the maximum service period following the distribution date. Cars.com generally can terminate a particular service prior to the scheduled expiration date, subject generally to the minimum service period and a minimum notice period of 45 days.

Tax Matters Agreement

Prior to the separation, we entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

Employee Matters Agreement

We entered into an employee matters agreement with Cars.com prior to the distribution to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

The employee matters agreement provides that, unless otherwise specified, Cars.com will be responsible for liabilities associated with employees who will be employed by Cars.com following the separation and former employees whose last employment was with the Cars.com businesses, and we will be responsible for all other current and former TEGNA employees. Cars.com will retain sponsorship of 401(k) retirement plans, deferred compensation plans and other incentive plans maintained for the exclusive benefit of Cars.com employees as well as various welfare plans applicable to the Cars.com employees.

CareerBuilder Sale

On July 31, 2017 we, together with the other owners of CareerBuilder, a global leader in human capital solutions, sold our majority ownership interest in CareerBuilder to an investor group led by investments funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax cash proceeds from the sale were approximately $250 million (comprised of sale proceeds and a final cash dividend from CareerBuilder prior to the sale), which will be used to retire existing debt and for other general corporate purposes. As part of the agreement, we will remain an ongoing partner in CareerBuilder, reducing our current 53% controlling interest to approximately 17% (or approximately 12% on a fully-diluted basis). As a result, CareerBuilder will no longer be consolidated within our reported operating results. Our remaining ownership interest will be accounted for as an equity method investment.

Financial Statement Presentation of Digital Segment

As a result of the Cars.com and CareerBuilder strategic actions described above, the operating results and financial position of our former Digital Segment have been included in discontinued operations in the Condensed Consolidated Balance Sheet and Consolidated Statements of Income for all periods presented. CareerBuilder’s assets and liabilities are classified as held for sale on the Consolidated Balance Sheet as of June 30, 2017. The Consolidated Balance Sheet as of December 31, 2016 includes both Cars.com and CareerBuilder. The results of discontinued operations for the quarter and six months ended June 30, 2017 include a $344.8 million pre-tax loss related to writing down CareerBuilder’s net assets to fair value (after noncontrolling interest, $273.5 million of the pre-tax loss is attributable to TEGNA). The pre-tax loss includes a goodwill impairment charge of $333 million and estimated costs to sell the business of $11.8 million. Fair value used for the pre-tax loss was based on the enterprise value of CareerBuilder as determined in the definitive purchase agreement.

The carrying value of the assets and liabilities of our former Digital Segment’s discontinued operations as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	Dec. 31,
	2017	2016

ASSETS
Cash and cash equivalents	$78,762	$61,042
Accounts receivable, net	95,500	214,170
Property and equipment, net	57,440	74,695
Goodwill	358,645	1,488,112
Other Intangibles, net	104,315	1,718,592
Other assets	55,063	71,193
Total assets	$749,725	$3,627,804

LIABILITIES
Accounts payable	$99,679	$166,853
Deferred revenue	103,730	110,071
Deferred tax liability	2,731	280,264
Other liabilities	13,203	66,969
Total liabilities	$219,343	$624,157

The financial results of discontinued operations in the second quarter and the six months ended June 30, 2017 and 2016 are presented as a profit (loss) from discontinued operations, net of income taxes, on our Condensed Consolidated Statements of Income. The following table presents the financial results of discontinued operations (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016 (1)

Operating revenues	$272,746	$334,807	$592,147	$659,280

Cost of revenue and SG&A expenses	206,350	234,737	461,984	480,556
Depreciation	9,700	8,149	19,570	15,531
Amortization	16,670	22,476	40,300	44,773
Asset impairment and facility consolidation charges	344,772	—	344,772	—
Total operating expenses	577,492	265,362	866,626	540,860

Total operating (loss) income	(304,746)	69,445	(274,479)	118,420

Non-operating income (expense)	211	(1,490)	(1,726)	(5,685)

(Loss) income from discontinued operations, before income taxes	(304,535)	67,955	(276,205)	112,735
Provision for income taxes	62,836	(20,568)	53,747	(37,292)
Net (loss) income from discontinued operations	$(241,699)	$47,387	$(222,458)	$75,443

(1) The six months ended June 30, 2016 include approximately $7.5 million of net loss from discontinued operations related to our operations of our former Sightline business through the date of sale on March 18, 2016.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. As such, major categories of discontinued operation cash flows for the six months ended June 30, 2017 and 2016 are presented below (in thousands):

	Six months ended June 30,
	2017	2016

Depreciation	$19,570	$15,531
Amortization	40,300	44,773
Capital expenditures	34,482	23,138
Payments for acquisitions, net of cash acquired	$—	$53,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

We are an innovative media company that provides content that serves the greater good of our communities. With 46 television stations in 38 markets, we deliver relevant content and information to consumers across multiple platforms. We are the largest owner of top 4 network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each month, our stations reach 50 million adults on-air and 32 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. We deliver results for advertisers through innovative solutions including our Over the Top (“OTT”) local advertising network Premion, centralized marketing resource Hatch, and our Digital Marketing Services business, which provides a one-stop shop for local businesses to connect with consumers through digital marketing. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing solutions. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We continue to make top-notch, innovative programming a priority and invest in local news and other special programming to ensure we stay connected to our audiences and empower them throughout the day.

For example, we recently launched VERIFY news, a fact-checking segment across platforms and HeartThreads, a new national digital content vertical. In addition, on September 11th we will premiere our TEGNA-owned daily, live syndicated program “Daily Blast LIVE,” which will air on 35 TEGNA stations and nationally on Facebook and YouTube. In July, we announced a new live, daily talk show, “Sister Circle,” produced out of WATL in Atlanta, which will premiere on September 11th in 12 TEGNA markets and nationally live on TV One, reaching 60 percent of U.S. television households. Finally, our KXTV station in Sacramento partnered with Cheddar network to launch “Cheddar Local,” which will provide KXTV with local business and technology segments relevant to the Sacramento community.

After completing the strategic actions discussed below, we are now one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services revenue which includes local and national non-political advertising as well as digital marketing services (including Premion) and advertising on the stations’ websites and tablet and mobile products; 2) political advertising revenues, which are driven by elections and peak in even years (e.g. 2016, 2014) and particularly in the second half of those years; 3) subscription revenues representing fees primarily paid by satellite and cable operators and telecommunications companies to carry our television signals on their systems and in future quarters OTT revenues; and 4) other services, such as production of programming from third parties and production of advertising material.

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses on our Consolidated Income Statement. These costs include activities that are not directly attributable or allocable to our broadcast business. This category primarily consists of broad corporate management functions including legal, human resources, and finance, as well as activities and costs not directly attributable to the operations of our broadcast business.

Strategic Actions

On May 31, 2017, we completed the previously announced spin-off of Cars.com. The spin-off was effectuated through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”. In connection with the Cars.com spin-off we received a one time cash distribution from Cars.com of $650 million.

On June 17, 2017 we entered into a definitive agreement, together with the other owners of CareerBuilder, a global leader in human capital solutions, to sell CareerBuilder to an investor group led by investments funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. The transaction closed on July 31, 2017. Our share of the estimated pre-tax cash proceeds from the transaction was approximately $250 million (comprised of sale proceeds and final cash dividend from CareerBuilder prior to sale), which will be used to retire existing debt and for other general corporate purposes. As part of the agreement, we will remain an ongoing partner in CareerBuilder, reducing our current 53% controlling interest to approximately 17% (or approximately 12% on a fully-diluted basis), and will retain two seats on CareerBuilder’s 10 member board.

Consolidated Results from Operations

The following discussion is a quarterly period-to-period comparison of our consolidated results from continuing operations on a GAAP basis. On May 31, 2017, we completed the spin-off of Cars.com and on July 31, 2017, we completed the sale of our majority ownership interest in CareerBuilder. Results for Cars.com and CareerBuilder are now reflected as Discontinued Operations in our Consolidated Statements of Income for all periods presented. As a result, we will report one segment going forward which will include the results for Media and a remaining digital marketing services contract that was previously reported in the Digital Segment. The historical financial results also include our former Cofactor business through the date of its sale in December 2016.

The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 25 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of continuing operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
		(recast)			(recast)
Revenues	$489,369	$476,978	3%	$948,439	$937,616	1%

Operating expenses:
Cost of revenues, exclusive of depreciation	229,683	196,935	17%	461,091	389,563	18%
Business units - selling, general and administrative expenses, exclusive of depreciation	75,302	81,975	(8%)	143,731	163,241	(12%)
Corporate - General and administrative expenses, exclusive of depreciation	14,248	14,351	(1%)	29,581	27,838	6%
Depreciation	13,318	14,478	(8%)	26,535	29,441	(10%)
Amortization of intangible assets	5,388	5,775	(7%)	10,777	11,767	(8%)
Asset impairment and facility consolidation charges	1,350	3,728	(64%)	3,533	3,728	(5%)
Total operating expenses	$339,289	$317,242	7%	$675,248	$625,578	8%

Total operating income	$150,080	$159,736	(6%)	$273,191	$312,038	(12%)

Non-operating expense	(76,897)	(65,701)	17%	(135,855)	(123,563)	10%
Provision for income taxes	23,913	27,037	(12%)	43,408	53,597	(19%)
Net income from continuing operations	$49,270	$66,998	(26%)	$93,928	$134,878	(30%)

Earnings from continuing operations per share - basic	$0.23	$0.31	(26%)	$0.44	$0.62	(29%)
Earnings from continuing operations per share - diluted	$0.23	$0.30	(23%)	$0.43	$0.61	(30%)

Revenues

During the second quarter of 2017, we changed the way we present revenues. We now report a new revenue line, Advertising and Marketing Services, to better reflect our more holistic approach of selling solutions to our advertising customers that often include more than traditional linear TV advertising. This category includes all of the company’s traditional and digital revenues including Premion, Hatch, G/O Digital and other digital advertising and marketing revenues across our platforms.

The “Retransmission” revenue category has been renamed “Subscription” to better reflect the future changes in that revenue stream, including the distribution of TEGNA stations on OTT streaming services.
As a result of these changes, revenues are grouped into the following categories: Advertising & Marketing Services, Political, Subscription, Other, and our former business unit Cofactor (sold in December 2016).

The following table summarizes the year-over-year changes in these select revenue categories (in thousands):

	Quarter ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
Advertising & Marketing Services (a)	$296,346	$314,044	(6%)	(b)	$565,358	$604,388	(6%)
Political	7,446	10,246	(27%)		9,604	25,989	(63%)
Subscription (c)	180,343	145,804	24%		362,652	292,616	24%
Other	5,234	4,174	25%		10,825	9,188	18%
Cofactor	—	2,710	(100%)		—	5,435	(100%)
Total	$489,369	$476,978	3%		$948,439	$937,616	1%

(a) Includes traditional television advertising, digital advertising as well as revenue from our Digital Marketing Services business.
(b) This change includes the impact of the conclusion of a transition services agreement with Gannett for several digital marketing services previously reported in the Digital Segment. Adjusting for the impact of this, Advertising and Marketing Services is down 3%.

(c) Programming costs to our network affiliates are included as part Cost of Revenue, and therefore, is excluded from this line.

Revenues increased $12.4 million, or 3%, in the second quarter of 2017 compared to the same period in 2016. The increase was driven by higher subscription revenue of $34.5 million, or 24% due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements. This increase was partially offset by a net decrease in advertising & marketing services revenue, of $17.7 million, or 6%, in the second quarter of 2017. This decline was primarily due to a softening of demand for traditional television advertising, as well as lower Digital Marketing Services (“DMS”) revenue due to the conclusion of a transition services agreement with Gannett. These declines were partially offset by an increase in digital revenue, including our Premion revenue. Additionally, political revenue was down by $2.8 million due to an expected decrease reflecting the absence of 2016 politically related advertising spending. Excluding the impact of Cofactor and discontinued DMS revenue, total revenues increased 5% in the second quarter of 2017 compared to the same period in 2016.

In the first six months of 2017, operating revenue increased $10.8 million, or 1% compared to the same period in 2016. The increase was due to higher subscription revenue of $70.0 million, or 24%, in the first six months of 2017 due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements. This increase was partially offset by a net decrease in advertising & marketing services revenue of $39.0 million, or 6%, for the first six months of 2017. This decline was primarily due to a softening of demand for traditional television advertising, as well as lower DMS revenue due to the conclusion of a transition services agreement with Gannett. These declines were partially offset by an increase in digital revenue, including our Premion revenue. Additionally, political revenue was down $16.4 million due to an expected decrease reflecting the absence of 2016 Presidential election year political spending.

Cost of Revenues

Cost of revenues increased $32.7 million, or 17%, in the second quarter of 2017 compared to the same period in 2016. The increase was primarily due to a $43.1 million increase in programming costs. This increase was partially offset by the absence of $5.5 million of expenses associated with our 2016 voluntary retirement program and a decline in DMS costs of $4.6 million driven by the conclusion of the transition service agreement.

In the first six months of 2017 cost of revenues increased $71.5 million, or 18%, compared to the same period in 2016. The increase was primarily due to a $92.6 million increase in programming costs. This increase was partially offset by the absence of $10.8 million of expenses associated with our 2016 voluntary retirement program and a decline in DMS costs of $4.4 million associated with the conclusion of the transition service agreement.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses decreased $6.7 million, or 8%, in the second quarter of 2017 compared to the same period in 2016. The decrease was primarily the result of a $5.6 million decline in DMS selling and advertising expense. Also contributing to the decline was the absence of $1.9 million of CoFactor expenses, due to its disposition in December 2016, and the absence of $1.4 million of expenses associated with our 2016 voluntary retirement program. These decreases were partially offset by $0.8 million of broadcast severance expenses in the second quarter of 2017.

In the first six months of 2017, business unit selling, general and administrative expenses decreased $19.5 million, or 12%, compared to the same period in 2016. This decrease was due to an $8.7 million decline in DMS selling and advertising expenses, the absence of $3.9 million of expenses associated with CoFactor, and the absence of $4.0 million of expenses associated with our 2016 voluntary retirement program. These decreases were offset by $1.6 million of severance expenses for broadcast employees in 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses remained relatively consistent, decreasing only $0.1 million, or less than 1%, in the second quarter of 2017 compared to the same period in 2016. The decrease was primarily due to right sizing the corporate function in connection with the strategic actions impacting our former Digital Segment.

In the first six months of 2017 corporate general and administrative expenses increased $1.7 million, or 6%, compared to the same period in 2016. This change was primarily due to severance expense incurred in the first six months of 2017 of approximately $1.1 million.

Depreciation Expense

Depreciation expense decreased $1.2 million, or 8%, in the second quarter and $2.9 million, or 10%, in the first six months of 2017 compared to the same periods in 2016. The decreases were primarily due to recent declines in the purchase of property and equipment.

Amortization Expense

Amortization expense decreased by less than $1 million in both the second quarter of 2017 the first six months of 2017 compared to the same periods in 2016. The decreases were a result of certain assets associated with previous acquisitions reaching the end of their useful lives.

Asset Impairment and Facility Consolidation Charges

Asset impairment and facility consolidation charges were $1.4 million in the second quarter of 2017 compared to $3.7 million in the second quarter of 2016. The 2017 charges related to the consolidation of office space at corporate headquarters and at our DMS business unit, while the 2016 charge represented an impairment of an operating asset.

In the first six months of 2017 asset impairment and facility consolidation charges were $3.5 million compared to $3.7 million in the same period in 2016. The 2017 charges primarily consisted of $1.4 million of office space consolidation charges discussed above, and $2.2 million of non-cash impairment charges incurred by our broadcast stations. The 2016 charge represented the impairment of an operating asset.

Operating Income

Our operating income decreased $9.7 million, or 6%, in the second quarter of 2017 and $38.8 million, or 12%, in the first six months of 2017, compared to the same periods in 2016. The decreases were driven by the changes in revenue and expenses discussed above. As a result, our consolidated operating margins were 31% in the second quarter of 2017 and 29% in the first six months of 2017, compared to 33% during both the second quarter and first six months of 2016.

Non-Operating Expense

Non-operating expense increased $11.2 million, or 17%, in the second quarter of 2017 compared to the same period in 2016. The increase was primarily due to increased costs associated with the Cars.com spin-off of $9.4 million and a $5.8 million loss associated with the write-off of a note receivable from one of our equity method investments. These expenses were partially offset by lower interest expense of $1.3 million. The lower interest expense in the quarter to date period was due to lower average debt outstanding, primarily due to the pay down on the revolving line of credit. The total average outstanding debt was $3.81 billion for the second quarter of 2017, compared to $4.28 billion in the same period of 2016. The weighted average interest rate on total outstanding debt was 5.51% for the second quarter of 2017, compared to 5.17% in the same period of 2016.

In the first six months of 2017 non-operating expenses increased $12.3 million, or 10%, compared to the same period in 2016. The increase was primarily due to increased costs associated with the Cars.com spin-off of $16.4 million and a $5.8 million loss associated with the write-off of a note receivable from one of our equity method investments. These expenses were partially offset by lower interest expense of $7.6 million. The lower interest expense was due lower average debt outstanding. The total average outstanding debt was $3.93 billion during the first six months of 2017, compared to $4.26 billion in the same period of 2016. The weighted average interest rate on total outstanding debt was 5.39% for the first six months of 2017, compared to 5.41% in the same period of 2016.

Income Tax Expense

Income tax expense decreased $3.1 million, or 12%, in the second quarter ended June 30, 2017 compared to the same period in 2016. Income tax expense decreased $10.2 million, or 19%, in the first six months of 2017 compared to the same period in 2016. Income tax expense decreased primarily due to a decline in income before tax, partially offset by an increase in both the second quarter and first six months of 2017 of spin-related transaction costs, some of which are not deductible for tax purposes. Our effective income tax rate was 32.7% in the second quarter of 2017, compared to 28.8% for continuing operations for the second quarter of 2016. The effective income tax rate was 31.6% for the first six months of 2017, compared to 28.4% for the same period in 2016. The tax rates for the second quarter and first six months of 2017 are higher than the comparable 2016 rates primarily due to spin-related transaction costs incurred in 2017, some of which are not tax deductible.

Income from continuing operations

Income from continuing operations was $49.3 million, or $0.23 per diluted share, in the second quarter of 2017 compared to $67.0 million or $0.30 per diluted share during the same period in 2016. For the first six months of 2017, we reported net income from continuing operations of $93.9 million, or $0.43 per diluted share, compared to $134.9 million, or $0.61 per diluted share, for the same period in 2016. Both income from continuing operations and earnings per share were affected by the factors discussed above. Earnings per share benefited from the net decrease of common shares outstanding from June 30, 2016, as described below.

The weighted average number of diluted shares outstanding in the second quarter of 2017 decreased by 2.4 million shares to 217.8 million from 220.2 million in the same period in 2016. The weighted average number of diluted shares outstanding in the first six months quarter of 2017 decreased by 4.0 million shares to 217.7 million from 221.7 million in the same period in 2016. The decline primarily reflects shares repurchased in 2016 and the first two quarters of 2017, partially offset by share issuances to settle equity-based awards.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Executive Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, charges related to asset impairment and facility consolidations, costs associated with the Cars.com spin-off transaction, and certain tax benefits associated with the Cars.com spin-off and sale of CareerBuilder. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. The Company defines Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as spin-off transaction expenses and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results

Our results for the quarter and first six months ended June 30, 2017, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Severance charges which included payroll and related benefit costs;

•	Operating asset impairment and facility consolidation charges related to the consolidation of office space at corporate headquarters and at our DMS business unit;

•
Other non-operating items associated with costs of the spin-off of our Cars.com business unit, charitable donation made to the TEGNA Foundation, non-cash asset impairment charges associated with write off of a note receivable associated with an equity method investment; and

•	Special tax benefit related to deferred tax remeasurement attributable to the spin-off of our Cars.com business unit.
Results for the quarter and first six months ended June 30, 2016, included the following special items:

•	Severance charges primarily related to a voluntary retirement program at our broadcast stations (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with an operating asset and an equity method investment; and

•	Non-operating acquisition related costs.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2017	GAAP measure	Severance expense	Operating asset impairment and facility consolidation	Other non-operating items	Special tax benefit	Non-GAAP measure

Operating expenses	$339,289	$(1,354)	$(1,350)	$—	$—	$336,585
Operating income (a)	150,080	1,354	1,350	—	—	152,784
Other non-operating items (a)	(21,108)	—	—	19,754	—	(1,354)
Total non-operating expense	(76,897)	—	—	19,754	—	(57,143)
Income before income taxes	73,183	1,354	1,350	19,754	—	95,641
Provision for income taxes	23,913	523	522	3,942	3,637	32,537
Income from continuing operations	49,270	831	828	15,812	(3,637)	63,104
Earnings from continuing operations per share - diluted (b)	$0.23	$—	$—	$0.07	$(0.02)	$0.29

		Special Items
Quarter ended June 30, 2016	GAAP measure	Severance expense	Operating asset impairment and facility consolidation	Equity investment impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$317,242	$(6,850)	$(3,728)	$—	$—	$306,664
Operating income (a)	159,736	6,850	3,728	—	—	170,314
Equity (loss) income in unconsolidated investments, net	(4,996)	—	—	1,869	—	(3,127)
Other non-operating items (a)	(4,562)	—	—	—	3,163	(1,399)
Total non-operating expense	(65,701)	—	—	1,869	3,163	(60,669)
Income before income taxes	94,035	6,850	3,728	1,869	3,163	109,645
Provision for income taxes	27,037	2,656	1,445	725	1,068	32,931
Income from continuing operations	66,998	4,194	2,283	1,144	2,095	76,714
Earnings from continuing operations per share - diluted	$0.30	$0.02	$0.01	$0.01	$0.01	$0.35
(a) In the first quarter of 2017, we adopted new accounting guidance that changed the classification of certain components of net periodic pension and other post-retirement benefit expense (post-retirement benefit expense). The service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to operating income in second quarter of 2017 and 2016 of $1.9 million and $2.6 million, respectively. Net income, earnings per share, and retained earnings were not impacted by the new standard.

(b) - Per share amounts do not sum due to rounding.

		Special Items
Six Months Ended June 30, 2017	GAAP measure	Severance expense	Operating asset impairment	Other non-operating items	Special tax benefit	Non-GAAP measure

Operating expenses	$675,248	$(3,053)	$(3,533)	$—	$—	$668,662
Operating income	273,191	3,053	3,533	—	—	279,777
Other non-operating items	(23,182)	—	—	29,303	—	6,121
Total non-operating expense	(135,855)	—	—	29,303	—	(106,552)
Income before income taxes	137,336	3,053	3,533	29,303	—	173,225
Provision for income taxes	43,408	1,174	1,325	6,292	3,637	55,836
Income from continuing operations	93,928	1,879	2,208	23,011	(3,637)	117,389
Earnings from continuing operations per share - diluted	$0.43	$0.01	$0.01	$0.11	$(0.02)	$0.54

		Special Items
Six Months Ended June 30, 2016	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$625,578	$(17,248)	$(3,728)	$—	$—	$604,602
Operating income (a)	312,038	17,248	3,728	—	—	333,014
Equity (loss) income in unconsolidated charges	(1,565)	—	—	1,869	—	304
Other non-operating items (a)	(4,155)	—	—	—	3,163	(992)
Total non-operating expense	(123,563)	—	—	1,869	3,163	(118,531)
Income before income taxes	188,475	17,248	3,728	1,869	3,163	214,483
Provision for income taxes	53,597	6,687	1,445	725	1,068	63,522
Income from continuing operations	134,878	10,561	2,283	1,144	2,095	150,961
Earnings from continuing operations per share - diluted (b)	$0.61	$0.05	$0.01	$0.01	$0.01	$0.68

(a) In the first quarter of 2017, we adopted new accounting guidance that changed the classification of certain components of net periodic pension and other post-retirement benefit expense (post-retirement benefit expense). The service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to operating income in the six months ended June 30, 2017 and 2016 of $3.3 million and $4.0 million, respectively. Net income, earnings per share, and retained earnings were not impacted by the new standard.

(b) - Per share amounts do not sum due to rounding.

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change

Net income from continuing operations (GAAP basis)	$49,270	$66,998	(26%)	$93,928	$134,878	(30%)
Provision for income taxes	23,913	27,037	(12%)	43,408	53,597	(19%)
Interest expense	54,843	56,143	(2%)	110,258	117,843	(6%)
Equity loss in unconsolidated investments, net	946	4,996	(81%)	2,415	1,565	54%
Other non-operating items	21,108	4,562	***	23,182	4,155	***
Operating income (GAAP basis)	150,080	159,736	(6%)	273,191	312,038	(12%)
Severance expense	1,354	6,850	(80%)	3,053	17,248	(82%)
Asset impairment and facility consolidation charges	1,350	3,728	(64%)	3,533	3,728	(5%)
Adjusted operating income (non-GAAP basis)	152,784	170,314	(10%)	279,777	333,014	(16%)
Depreciation	13,318	14,478	(8%)	26,535	29,441	(10%)
Amortization of intangible assets	5,388	5,775	(7%)	10,777	11,767	(8%)
Adjusted EBITDA (non-GAAP basis)	171,490	190,567	(10%)	317,089	374,222	(15%)
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	14,111	14,351	(2%)	29,444	27,838	6%
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$185,601	$204,918	(9%)	$346,533	$402,060	(14%)
Adjusted EBITDA margin was 38% without corporate or 35% with corporate. Our total Adjusted EBITDA decreased $19.1 million or 10% in the second quarter of 2017 compared to 2016 and decreased $57.1 million or 15% for the first six months of 2017 from the prior year comparable period. The decrease in the second quarter was primarily driven by higher programming costs (due to 11 of our NBC stations which began making reverse compensation payments for the first time) as well as investments in growth initiatives (including Premion, centralized pricing initiatives, and Hatch).

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2017 results:

•
Revenues - Revenue will be impacted by challenging year-over-year comparisons due to the cyclical absence of political and Olympic revenues in 2017. Based on current trends, we expect revenues for the third quarter of 2017 compared to the same quarter in 2016 to be down in the high single digits to low-double digits. The decline is primarily attributable to the fact that the third quarter of 2016 benefited from Olympic and political advertising totaling approximately $94 million. The absence of revenue from CoFactor of $3 million, which we sold in December 2016, as well as lower revenues related to the DMS business (due to the conclusion of a transition services agreement) are also contributors to the decline. Excluding the impact of Olympics, political spending and impact from Digital Marketing Services discontinued products, revenue is projected to be up mid-single to high-single digits.

•
Programming Costs - Beginning in January 2017, 11 of our NBC stations began making reverse compensation payments for the first time. As such, 2017 will be an unusual year as there will be an unfavorable gap between the increase in subscription revenue we earn from multichannel video programming distributors (MVPD), compared to the increase in fees we will pay our affiliates. At the end of 2016, we renegotiated several new subscriptions agreements with major MVPD carriers, and as a result, we have reduced our net retransmission gap in 2017 to approximately $25 million to $30 million. Further, we expect our strategic initiatives launched in 2016 (including Premion, centralized pricing initiatives, and Hatch) will more than offset the remaining net retransmission gap in 2017.

•
Income Taxes - After the spin-off of Cars.com and disposition of CareerBuilder, the recurring effective income tax rate for 2018 is anticipated to be approximately 35%. This estimated effective income tax rate is higher than that for the second quarter and the first six months of 2017 due to one-time tax benefits associated with the spin-off of Cars.com and other non-recurring items realized in 2017.

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

During the second quarter we executed several key initiatives that further strengthened our liquidity and capital resources. First, we completed our spin-off of Cars.com which resulted in a one-time tax-free cash distribution of $650.0 million to TEGNA. We used the tax-free distribution proceeds to fully pay down our outstanding revolving credit agreement borrowings. As of June 30, 2017, we had unused borrowing capacity of $1.5 billion under our revolving credit facility. We have approximately $40.0 million of remaining proceeds of the tax-free distribution from Cars.com which will be used to pay down historical debt outstanding.

On July 31, 2017 we sold our majority ownership interest in CareerBuilder. Our share of the pre-tax cash proceeds from the sale was approximately $250 million (comprised of sale proceeds and a final cash dividend from CareerBuilder prior to the sale), which will be used to retire existing debt and for other general corporate purposes.

On May 3, 2017 we announced that our Board of Directors extinguished the share repurchase program effective upon the spin-off of Cars.com which occurred on May 31, 2017. Prior to the termination of the program, we spent $8.5 million to repurchase 0.4 million of our shares at an average share price of $21.78. Our Board of Directors also approved a regular cash dividend to be paid after the spin-off of Cars.com of $0.28 per share annually. We intend to continue to invest in organic and strategic growth opportunities and also intend to maintain the financial flexibility to pursue strategic acquisitions when appropriate.

Finally, on August 1, 2017 we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the termination of the credit agreement on June 29, 2020.

At the end of the second quarter of 2017, our total long-term debt was $3.35 billion. Cash and cash equivalents at the end of the second quarter totaled $65.7 million. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see the Part II. Other Information, Item 1A. Risk Factors discussion below.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2017	2016

Cash and cash equivalents from continuing operations, beginning of period	$15,879	$26,096
Cash and cash equivalents from discontinued operations, beginning of period	61,041	103,104
Balance of cash and cash equivalents, beginning of the period	76,920	129,200

Operating activities:
Net (loss) income	(128,530)	210,321
Loss on write down of CareerBuilder	344,772	—
Other non-cash adjustments	121,201	122,301
Pension expense, net of contributions	(1,843)	1,093
Other, net	(96,295)	(104,471)
Net cash flows from operating activities	239,305	229,244
Net cash used for investing activities	(45,008)	(104,982)
Net cash used for financing activities	(126,786)	(151,309)
Increase (decrease) in cash and cash equivalents	67,511	(27,047)

Cash and cash equivalents from continuing operations, end of period	65,669	15,016
Cash and cash equivalents from discontinued operations, end of period	78,762	87,137
Balance of cash and cash equivalents, end of the period	$144,431	$102,153

Operating Activities - Cash flow from operating activities was $239.3 million for the six months ended June 30, 2017, compared to $229.2 million for the six months ended June 30, 2016. The increase in net cash flow from operating activities was primarily due to $39.6 million decrease in income taxes paid (net of refunds) due to lower income in 2017. In addition we had higher collections on accounts receivable associated increased revenue. These increases were partially offset by higher accounts payable disbursements (primarily associated with increased programming costs with NBC).

Investing Activities - Cash used for investing activities totaled $45.0 million for the six months ended June 30, 2017, compared to $105.0 million for the same period 2016. The decrease in cash used for investing activities was primarily due to the absence of the acquisition of businesses in 2017 compared to 2016 when we acquired Aurico. Also contributing to the fluctuation was the decline in cash paid for investments of $16.0 million in 2016, primarily comprised of our investments in Whistle Sports and Kin Community, compared to $1.4 million paid for investments in 2017.

Financing Activities - Cash used for financing activities totaled $126.8 million for the six months ended June 30, 2017, compared to $151.3 million for the same period in 2016. The decrease in cash used for financing activities was primarily caused by fluctuations in our debt activity and stock repurchases. With regards to debt, prior to the completion of the spin-off, Cars.com borrowed approximately $675.0 million under a revolving credit facility agreement, while incurring $6.2 million of debt issuance costs. The proceeds were used to make a one time cash distribution of $650.0 million from Cars.com to TEGNA. We used most of the cash received to pay down our then outstanding revolving credit balance of $609.9 million. Total net payments on the revolving credit facility in the first six months of 2017 were $635.0 million. As a result of these transactions, TEGNA had net debt related payments of approximately $32.3 million during this period compared to a net inflow of $80.4 million in the same period of 2016, resulting in a period over period change of approximately $112.8 million. This increase in net outflows was more than offset by the reduction in share repurchases of approximately $142.5 million in the first six months of 2017 compared to the first six months of 2016.

During the six months ended June 30, 2017, we paid dividends totaling $60.1 million compared to $61.5 million in the same period of 2016.

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $189.6 million for the first six months of 2017 compared to $189.2 million for the same period in 2016. Our free cash flow for the first six months of 2017 was higher than the first six months of 2016 driven by the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “Net cash flow from operating activities,” is cash flow from operating activities reduced by “Purchase of property and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Six months ended June 30,
	2017	2016

Net cash flow from operating activities	$239,305	$229,244
Purchase of property and equipment	(49,703)	(40,050)
Free cash flow	$189,602	$189,194
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

As of June 30, 2017, we had $412 million in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $2.1 million. The fair value of our total long-term debt, based on bid and ask quotes for the related debt, totaled $3.50 billion as of June 30, 2017, and $4.19 billion as of December 31, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2017, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below describes material changes from the risk factors disclosed in our 2016 Form 10-K and should be read in conjunction with the risk factors and information described therein.

The spin-off of our Cars.com business and sale of our majority ownership interest in CareerBuilder has reduced the size and diversification of our business, which in turn increases our exposure to the changes and highly competitive environment of the broadcast industry.

We now operate as a single business segment which is more exposed to the increased competition and changing regulatory environment within the broadcast industry. Broadcast companies operate in a highly competitive environment and compete for audiences, advertising & marketing services revenue and quality programing. Lower audience share, declines in advertising & marketing services revenue and increased programming costs would adversely affect our business, financial condition and results of operations.

In addition, the Federal Communications Commission and Congress are contemplating several new laws and changes to existing media ownership and other broadcast-related regulations, regarding a wide range of matters (including permitting companies to own more stations in a single market, as well as owning more stations nationwide). Changes to FCC rules may lead to additional opportunities and increased uncertainty in the industry. We cannot be assured that we will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2017 - April 30, 2017	—	—	—	$459,917,117
May 1, 2017 - May 31, 2017	52,500	$22.87	52,500	$458,716,411
June 1, 2017 - June 30, 2017	—	—	—	$458,716,411
Total Second Quarter 2017	52,500	$22.87	52,500	$458,716,411

On May 3, 2017 we announced that our Board of Directors extinguished the share repurchase program effective upon the spin-off of Cars.com (which occurred on May 31, 2017).

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

Date: August 7, 2017	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

2-2
Interests Purchase Agreement, dated as of June 17, 2017, by and among TEGNA Inc., Cape Productions, Inc., McCatchy Interactive West, Tribune National Marketing Company, LLC, CareerBuilder, LLC and AP Special Sits Camaro Holdings LLC.
Attached.

2-2-1
First Amendment to Interests Purchase Agreement, dated as of July 31, 2017, by and among TEGNA Inc., Cape Publications, Inc., McClatchy Interactive West, Tribune National Marketing Company, LLC, CareerBuilder, LLC, and AP Special Sits Camaro Holdings, LLC.

Attached.

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through December 8, 2015.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

4-1	Specimen Certificate for TEGNA Inc.’s common stock, par value $1.00 per share.	Incorporated by reference to Exhibit 2 to TEGNA Inc.’s Form 8-B filed on June 14, 1972.

4-2	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Attached.

10-1	Offer Letter between TEGNA Inc. and David T. Lougee dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

10-2	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

10-3	Cash-Based Award Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 8-K filed on May 9, 2017.

10-4	Transition Services Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-5	Tax Matters Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-6	Employee Matters Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-7	Parent Guaranty, dated as of May 31, 2017, granted by TEGNA Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-8	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Attached.

10-9	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Attached.

10-10	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Attached.

10-11	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Attached.

10-12	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the quarter and year-to-date periods ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statements of Comprehensive Income for the quarter and year-to-date periods ended June 30, 2017 and June 30, 2016, (iv) Condensed Consolidated Cash Flow Statements for the year-to-date periods ended June 30, 2017 and June 30, 2016, and (v) the notes to unaudited condensed consolidated financial statements.

Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.