Form 10-Q
period 2017-09-30
TEGNA INC
filed 2017-11-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of September 30, 2017 was 215,205,823.

INDEX TO TEGNA INC.
September 30, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	Sept. 30, 2017	Dec. 31, 2016
	(Unaudited)	(Recast)
ASSETS
Current assets
Cash and cash equivalents	$383,354	$15,879
Accounts receivable, net of allowances of $3,222 and $3,404, respectively	382,791	386,074
Other receivables	20,384	20,685
Prepaid expenses and other current assets	80,201	62,090
Current discontinued operations assets	—	305,960
Total current assets	866,730	790,688
Property and equipment
Cost	801,791	805,349
Less accumulated depreciation	(456,768)	(430,028)
Net property and equipment	345,023	375,321
Intangible and other assets
Goodwill	2,579,417	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,278,667	1,294,839
Investments and other assets	173,219	180,616
Noncurrent discontinued operations assets	—	3,321,844
Total intangible and other assets	4,031,303	7,376,716
Total assets	$5,243,056	$8,542,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	Sept. 30, 2017	Dec. 31, 2016
	(Unaudited)	(Recast)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$102,758	$99,568
Accrued liabilities	219,701	200,417
Dividends payable	15,190	30,178
Income taxes	14,304	11,448
Current portion of long-term debt	280,646	646
Current discontinued operations liabilities	—	276,924
Total current liabilities	632,599	619,181
Noncurrent liabilities
Income taxes	19,711	22,644
Deferred income taxes	585,173	648,920
Long-term debt	3,035,166	4,042,749
Pension liabilities	168,024	187,290
Other noncurrent liabilities	96,508	75,438
Noncurrent discontinued operations liabilities	—	347,233
Total noncurrent liabilities	3,904,582	5,324,274
Total liabilities	4,537,181	5,943,455

Redeemable noncontrolling interests related to discontinued operations	—	46,265

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	390,886	473,742
Retained earnings	5,777,443	7,384,556
Accumulated other comprehensive loss	(121,073)	(161,573)
Less treasury stock at cost, 109,212,809 shares and 109,930,832 shares, respectively	(5,665,800)	(5,749,726)
Total TEGNA Inc. shareholders’ equity	705,875	2,271,418
Noncontrolling interests related to discontinued operations	—	281,587
Total equity	705,875	2,553,005
Total liabilities, redeemable noncontrolling interests and equity	$5,243,056	$8,542,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016
		(recast)		(recast)

Revenues	$464,264	$519,617	$1,412,703	$1,457,233

Operating expenses:
Cost of revenues, exclusive of depreciation	235,474	200,495	696,565	590,058
Business units - Selling, general and administrative expenses, exclusive of depreciation	70,914	83,039	214,645	246,280
Corporate - General and administrative expenses, exclusive of depreciation	12,881	16,027	42,462	43,865
Depreciation	15,186	13,212	41,721	42,653
Amortization of intangible assets	5,395	5,775	16,172	17,542
Asset impairment and facility consolidation charges	7,553	15,218	11,086	18,946
Total	347,403	333,766	1,022,651	959,344
Operating income	116,861	185,851	390,052	497,889

Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	866	(1,198)	(1,549)	(2,763)
Interest expense	(51,855)	(57,601)	(162,113)	(175,444)
Other non-operating items	(3,671)	(11,874)	(26,853)	(16,029)
Total	(54,660)	(70,673)	(190,515)	(194,236)

Income before income taxes	62,201	115,178	199,537	303,653
Provision for income taxes	11,447	38,441	54,855	92,038
Net Income from continuing operations	50,754	76,737	144,682	211,615
(Loss) income from discontinued operations, net of tax	(10,803)	56,698	(233,261)	132,141
Net income (loss)	39,951	133,435	(88,579)	343,756
Net loss (income) attributable to noncontrolling interests from discontinued operations	2,806	(14,752)	58,698	(40,178)
Net income (loss) attributable to TEGNA Inc.	$42,757	$118,683	$(29,881)	$303,578

Earnings from continuing operations per share - basic	$0.24	$0.36	$0.67	$0.98
(Loss) earnings from discontinued operations per share - basic	(0.04)	0.19	(0.81)	0.42
Net income (loss) per share – basic	$0.20	$0.55	$(0.14)	$1.40

Earnings from continuing operations per share - diluted	$0.23	$0.35	$0.66	$0.96
(Loss) earnings from discontinued operations per share - diluted	(0.04)	0.19	(0.80)	0.42
Net income (loss) per share – diluted	$0.19	$0.54	$(0.14)	$1.38

Weighted average number of common shares outstanding:
Basic shares	215,863	214,813	215,558	216,865
Diluted shares	218,095	218,099	217,827	220,511

Dividends declared per share	$0.07	$0.14	$0.28	$0.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016

Net income (loss)	$39,951	$133,435	$(88,579)	$343,756
Redeemable noncontrolling interests (earnings not available to shareholders)	36	(1,353)	(2,797)	(3,628)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	24,764	(1,973)	34,126	(7,934)
Recognition of previously deferred post-retirement benefit plan costs	2,201	1,763	6,603	6,085
Unrealized (losses) gains on available for sale investment during the period	—	(3,743)	1,776	(8,017)
Other comprehensive income (loss), before tax	26,965	(3,953)	42,505	(9,866)
Income tax effect related to components of other comprehensive income (loss)	(752)	(688)	(2,445)	(2,368)
Other comprehensive income (loss), net of tax	26,213	(4,641)	40,060	(12,234)
Comprehensive income (loss)	66,200	127,441	(51,316)	327,894
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,360	(12,470)	55,676	(32,813)
Comprehensive income attributable to TEGNA Inc.	$67,560	$114,971	$4,360	$295,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(88,579)	$343,756
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	117,762	153,197
Stock-based compensation	14,189	13,216
Loss on sale of CareerBuilder	342,900	—
Other losses on sales of assets and impairment charges	19,803	24,082
Equity losses in unconsolidated investments, net	1,488	6,530
Pension (contributions), net of expense	(12,547)	2,135
Spectrum channel share agreement proceeds	32,588	—
Change in other assets and liabilities, net	(76,421)	(88,153)
Net cash flow from operating activities	351,183	454,763
Cash flows from investing activities:
Purchase of property and equipment	(63,846)	(68,577)
Payments for acquisitions of businesses, net of cash acquired	—	(196,751)
Payments for investments	(2,778)	(19,132)
Proceeds from sale of CareerBuilder, net of $36,581 cash transferred	198,342	—
Proceeds from investments	15,122	10,127
Proceeds from sale of assets	5,659	1,024
Net cash flow from (used for) investing activities	152,499	(273,309)
Cash flows from financing activities:
(Payments) proceeds of borrowings under revolving credit facilities, net	(635,000)	10,000
Proceeds from Cars.com borrowings	675,000	—
Proceeds from other borrowings	—	300,000
Debt repayments	(99,185)	(249,592)
Payments of debt issuance costs	(6,208)	(1,684)
Dividends paid	(75,109)	(91,627)
Repurchases of common stock	(8,453)	(150,917)
Distributions to noncontrolling membership interests	(22,980)	—
Cash transferred to the Cars.com business	(20,133)	—
Other, net	(5,180)	(19,505)
Net cash flow used for financing activities	(197,248)	(203,325)
Increase (decrease) in cash and cash equivalents	306,434	(21,871)
Cash and cash equivalents from continuing operations, beginning of period	15,879	26,096
Cash and cash equivalents from discontinued operations, beginning of period	61,041	103,104
Balance of cash and cash equivalents, beginning of period	76,920	129,200
Cash and cash equivalents from continuing operations, end of period	383,354	19,185
Cash and cash equivalents from discontinued operations, end of period	—	88,144
Balance of cash and cash equivalents, end of period	$383,354	$107,329

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$104,422	$145,052
Cash paid for interest	$133,752	$153,510
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

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. Our digital marketing services (DMS) business is now reported within our Media business. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations. See Note 12, “Discontinued Operations”, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our condensed consolidated financial statements.

Accounting guidance adopted in 2017: In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance that changes the presentation of net periodic pension and other post-retirement benefit costs (post-retirement benefit costs) in the Consolidated Statements of Income. Under this new guidance, the service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. Previously, all components of post-retirement benefit expense were presented as operating expense in the Consolidated Statements of Income. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2017. We believe the new guidance provides enhanced financial reporting by limiting operating expense classification to the service cost component of post-retirement benefit expense. Service cost is the component of the expense that relates to services provided by employees in the current period and thus better reflects the current continuing operating costs. Changes to the classification of Consolidated Statements of Income amounts resulting from the new guidance were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance. We utilized amounts previously disclosed in our retirement plan footnote to retrospectively apply the guidance. As a result of adopting this guidance, operating expenses in the third quarter and for the first nine months of 2017 were lower by $1.7 million and $4.9 million, respectively, while non-operating expenses were higher by the same amounts. In 2016, operating expenses in the third quarter and first nine months were reduced by $1.8 million and $5.8 million, respectively, with corresponding increases in non-operating expenses as a result of adopting this new guidance. Net income, earnings per share, and retained earnings were not impacted by the new guidance.

In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The FASB permitted early adoption of this guidance, and we elected to early adopt in the second quarter of 2017 in connection with the calculation of CareerBuilder’s goodwill impairment charge, discussed in Note 12.

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

Based on our evaluation performed to date, we believe that 90% of our revenues will not be materially impacted by the new guidance. Specifically, our television spot advertising contracts, which comprised approximately 60% of 2016 revenue are short-term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. Further, we expect that subscription revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. Subscription revenue comprised approximately 30% of 2016 revenue. We continue to evaluate the impact to our online digital and other services revenue (which represents approximately 10% of our revenues).

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
In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the statement of cash flows. The standard is effective for us beginning in the first quarter of 2018 and early adoption is permitted. One classification change we will make when we adopt the standard relates to payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early. Under the new guidance these payments will be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows).
NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	Sept. 30, 2017		Dec. 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
			(recast)	(recast)
Goodwill	$2,579,417	$—	$2,579,417	$—
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950	—
Amortizable intangible assets:
Retransmission agreements	110,191	(58,586)	110,191	(47,280)
Network affiliation agreements	43,485	(18,139)	43,485	(14,445)
Other	15,763	(5,997)	15,763	(4,825)
Total indefinite-lived and amortizable intangible assets	$1,361,389	$(82,722)	$1,361,389	$(66,550)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships which are amortized on a straight-line basis over their useful lives. During the second quarter of 2017, we recorded a goodwill impairment charge within discontinued operations related to our former CareerBuilder reporting unit. See Note 12 for further discussion.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	Sept. 30, 2017	Dec. 31, 2016
		(recast)
Cash value life insurance	$60,873	$64,134
Deferred compensation investments	28,593	23,715
Equity method investments	35,599	18,016
Available for sale investment	—	16,744
Deferred debt issuance cost	7,008	9,856
Other long term assets	41,146	48,151
Total	$173,219	$180,616

Deferred compensation investments: Employee compensation-related investments consist of debt and equity securities which are classified as trading securities and fund our deferred compensation plan liabilities.

Equity method investments: Investments over which we have the ability to exercise significant influence but do not control, are accounted for under the equity method of accounting. Significant influence typically exists when we own between 20% and 50% of the voting interests in a corporation, own more than a minimal investment in a limited liability company, or hold substantial management rights in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss equal to the excess of carrying value over fair value is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies, principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments. As part of the agreement to sell the majority of CareerBuilder, we retained an investment of approximately 17% (or approximately 12% on a fully-diluted basis) in the entity. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity and have classified our investment as an equity method investment. In the third quarter of 2017, we recorded $0.5 million of equity earnings from our CareerBuilder investment.

On October 18, 2017, we closed on the sale of our equity investment in Livestream, a business specializing in live video streaming. Our share of the sale proceeds was $21.4 million.

Available for sale investment: Our investment in Gannett Co., Inc., common stock, was sold in its entirety during the third quarter of 2017. Proceeds from the sale were $14.6 million and for the three months and nine months ended September 30, 2017 we recorded losses of $0.4 million and $3.9 million, respectively. These losses are reflected in the Other non-operating items, in the accompanying Consolidated Statements of Income.

Other long term assets: During the second quarter of 2017, we recognized a $5.8 million loss associated with a write-off of a note receivable from one of our equity method investments. This loss is reflected in Other non-operating items, in the accompanying Consolidated Statements of Income. The loss was a result of a decision made during the second quarter of 2017 by the investee’s board of directors to discontinue the business, and the investee not having sufficient funds to repay the full note at that time.

Cost method investments: The carrying value of cost method investments was $15.3 million as of September 30, 2017 and $14.8 million as of December 31, 2016, and is included within other long term assets in the table above.
NOTE 4 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $9.7 million as of September 30, 2017, and $10.8 million as of December 31, 2016. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.2 million as of September 30, 2017, and $1.5 million as of December 31, 2016.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $3.5 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2017	Dec. 31, 2016

Unsecured floating rate term loan due quarterly through August 2018	$28,400	$52,100
VIE unsecured floating rate term loans due quarterly through December 2018	808	1,292
Unsecured floating rate term loan due quarterly through June 2020	110,000	140,000
Unsecured floating rate term loan due quarterly through September 2020	240,000	285,000
Borrowings under revolving credit agreement expiring June 2020	—	635,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	600,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,344,208	4,078,392
Debt issuance costs	(23,462)	(27,615)
Other (fair market value adjustments and discounts)	(4,934)	(7,382)
Total long-term debt	3,315,812	4,043,395
Less current portion of long-term debt maturities	280,646	646
Long-term debt, net of current portion	$3,035,166	$4,042,749

In connection with and prior to the completion of the spin-off, Cars.com borrowed an aggregate principal amount of approximately $675.0 million under a revolving credit facility agreement. The proceeds were used to make a tax-free distribution of $650.0 million from Cars.com to TEGNA. In the second quarter of 2017, TEGNA used $609.9 million of the tax-free distribution proceeds to fully pay down our then-outstanding revolving credit agreement borrowings plus accrued interest. As of September 30, 2017, we had an unused borrowing capacity of $1.5 billion under our revolving credit facility.

As a result of the sale of our majority ownership stake in CareerBuilder we received cash proceeds of $198.3 million, net of cash transferred of $36.6 million. Additionally, during the third quarter of 2017 and prior to the closing of the sale, CareerBuilder issued a final cash dividend to its selling shareholders, of which $25.8 million was retained by TEGNA.

On October 16, 2017, we used the net proceeds from the CareerBuilder sale, as well as the remaining cash distribution from Cars.com and other cash on hand to retire $280.0 million of principal of our unsecured notes due in October 2019 on an accelerated basis. This principal amount was classified as current debt at the end of the third quarter of 2017 due to our intention to retire it in October 2017.

On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the expiration date of the credit agreement on June 29, 2020.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, both current and non-current liabilities, as of September 30, 2017, were $199.0 million ($31.0 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Our pension costs, which include costs for the qualified TRP plan and the nonqualified SERP plan, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016

Service cost-benefits earned during the period	$218	$204	$654	$612
Interest cost on benefit obligation	5,990	6,449	17,971	19,636
Expected return on plan assets	(6,580)	(6,691)	(19,741)	(20,073)
Amortization of prior service cost	159	165	476	505
Amortization of actuarial loss	2,081	1,846	6,242	5,740
Expense for company-sponsored retirement plans	$1,868	$1,973	$5,602	$6,420

The service cost component of our pension expense is recorded within the operating expense line items Cost of revenue, Business units - Selling, general and administrative, and Corporate - General and administrative within the Consolidated Statements of Income. All other components of the pension expense are included within the Other non-operating items line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2017 we made $10.9 million in cash contributions to the TRP, and plan to make additional contributions of $1.7 million to the TRP during the fourth quarter of 2017. We did not make any contributions to the TRP in 2016. During the nine months ended September 30, 2017 and 2016, we made benefit payments to participants of the SERP of $7.2 million and $4.2 million, respectively.

NOTE 7 – Supplemental equity information
The following table summarizes equity account activity for the nine months ended September 30, 2017 and 2016 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net loss	(29,881)	(58,698)	(88,579)
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,797)	(2,797)
Other comprehensive income	34,241	5,819	40,060
Total comprehensive income (loss)	4,360	(55,676)	(51,316)
Dividends declared	(60,121)	—	(60,121)
Stock-based compensation	14,189	—	14,189
Treasury shares acquired	(8,453)	—	(8,453)
Spin-off of Cars.com	(1,510,851)	—	(1,510,851)
Deconsolidation of CareerBuilder	—	(225,911)	(225,911)
Other activity, including shares withheld for employee taxes	(4,667)	—	(4,667)
Balance at Sept. 30, 2017	$705,875	$—	$705,875

Balance at Dec. 31, 2015	$2,191,971	$264,773	$2,456,744
Comprehensive income:
Net income	303,578	40,178	343,756
Redeemable noncontrolling interests (income not available to shareholders)	—	(3,628)	(3,628)
Other comprehensive (loss)	(8,497)	(3,737)	(12,234)
Total comprehensive income	295,081	32,813	327,894
Dividends declared	(90,755)	—	(90,755)
Stock-based compensation	13,216	—	13,216
Treasury shares acquired	(150,917)	—	(150,917)
Spin-off of Publishing businesses	(39,456)	—	(39,456)
Other activity, including shares withheld for employee taxes	(17,645)	(2,923)	(20,568)
Balance at Sept. 30, 2016	$2,201,495	$294,663	$2,496,158

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation (1)	Other	Total

Quarters Ended:
Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)
Other comprehensive income before reclassifications	—	1,428	—	1,428
Amounts reclassified from AOCL	1,351	22,024	—	23,375
Other comprehensive income	1,351	23,452	—	24,803
Balance at Sept. 30, 2017	$(123,281)	$(156)	$2,364	$(121,073)

Balance at June 30, 2016	$(113,854)	$(23,282)	$1,400	$(135,736)
Other comprehensive loss before reclassifications	—	(1,043)	(3,743)	(4,786)
Amounts reclassified from AOCL	1,075	—	—	1,075
Other comprehensive income (loss)	1,075	(1,043)	(3,743)	(3,711)
Balance at Sept. 30, 2016	$(112,779)	$(24,325)	$(2,343)	$(139,447)

	Retirement Plans	Foreign Currency Translation (1)	Other	Total

Nine Months Ended:
Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive income (loss) before reclassifications	—	6,380	(1,707)	4,673
Amounts reclassified from AOCL	4,060	22,024	9,743	35,827
Other comprehensive income	4,060	28,404	8,036	40,500
Balance at Sept. 30, 2017	$(123,281)	$(156)	$2,364	$(121,073)

Balance at Dec. 31, 2015	$(116,496)	$(20,129)	$5,674	$(130,951)
Other comprehensive loss before reclassifications	—	(4,196)	(8,017)	(12,213)
Amounts reclassified from AOCL	3,717	—	—	3,717
Other comprehensive income (loss)	3,717	(4,196)	(8,017)	(8,496)
Balance at Sept. 30, 2016	$(112,779)	$(24,325)	$(2,343)	$(139,447)

(1) Our entire foreign currency translation adjustment is related to our CareerBuilder investment. As a result of deconsolidating the investment due to the sale of our majority ownership, we reclassified the translation adjustment from AOCL to the Consolidated Statement of Income as of the date of sale, July 31, 2017. Due to the noncontrolling stake that we retained in CareerBuilder, we will continue to record our ownership share of foreign currently translation adjustments through our equity method investment.

Reclassifications from AOCL to the Statement of Income are comprised of pension and other post-retirement components and a loss on our available for sale investment. Pension and other post retirement reclassifications are related to the amortization of prior service costs and amortization of actuarial losses. The loss on our available for sale investments represents an other than temporary impairment (OTTI) recognized on our investment in shares of common stock of Gannett Co., Inc. in the second quarter of 2017. The OTTI loss represents the amount of loss previously recorded to AOCL which was recognized as a non-operating expense on the Consolidated Statement of Income due to the fact that we did not expect the investment to fully recover the losses prior to our sale of it. We sold the entirety of our investment in Gannett Co., Inc. common stock in the third quarter of 2017. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016

Amortization of prior service (credit) cost	$16	$(22)	$48	$108
Amortization of actuarial loss	2,185	1,785	6,555	5,977
Reclassification of CareerBuilder foreign currency translation	22,024	—	22,024	—
Reclassification of available for sale investment	—	—	9,743	—
Total reclassifications, before tax	24,225	1,763	38,370	6,085
Income tax effect	(850)	(688)	(2,543)	(2,368)
Total reclassifications, net of tax	$23,375	$1,075	$35,827	$3,717

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016

Net income from continuing operations	$50,754	$76,737	$144,682	$211,615
(Loss) income from discontinued operations, net of tax	(10,803)	56,698	(233,261)	132,141
Net loss (income) attributable to noncontrolling interests from discontinued operations	2,806	(14,752)	58,698	(40,178)
Net income (loss) attributable to TEGNA Inc.	$42,757	$118,683	$(29,881)	$303,578

Weighted average number of common shares outstanding - basic	215,863	214,813	215,558	216,865
Effect of dilutive securities:
Restricted stock units	828	1,630	880	1,662
Performance share units	721	775	674	1,049
Stock options	683	881	715	935
Weighted average number of common shares outstanding - diluted	218,095	218,099	217,827	220,511

Earnings from continuing operations per share - basic	$0.24	$0.36	$0.67	$0.98
(Loss) earnings from discontinued operations per share - basic	(0.04)	0.19	(0.81)	0.42
Net income (loss) per share - basic	$0.20	$0.55	$(0.14)	$1.40

Earnings from continuing operations per share - diluted	$0.23	$0.35	$0.66	$0.96
(Loss) earnings from discontinued operations per share - diluted	(0.04)	0.19	(0.80)	0.42
Net income (loss) per share - diluted	$0.19	$0.54	$(0.14)	$1.38

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 96,000 and 142,000 stock awards for the three and nine months ended September 30, 2017, respectively; and 192,000 and 292,000 for the three and nine months ended September 30, 2016, respectively, as their inclusion would be accretive to earnings per share.

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

The following table summarizes our assets and liabilities measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016 (in thousands):

	Fair Value Measurements as of Sept. 30, 2017
	Level 1	Level 2	Level 3	Total

Available for sale investment	—	—	—	—
Total	$—	$—	$—	$—

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$14,921
Fixed income fund				13,672
Total investments at fair value				$28,593

	Fair Value Measurements as of Dec. 31, 2016 (recast)
	Level 1	Level 2	Level 3	Total

Available for sale investment	16,744	—	—	16,744
Total	$16,744	$—	$—	$16,744

Deferred compensation investments valued using net asset value as a practical expedient:
Interest in registered investment companies				$10,140
Fixed income fund				13,575
Total investments at fair value				$40,459

Available for sale investment: Our investment previously consisted of shares of common stock of Gannett Co., Inc., which had been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. During the second quarter of 2017 we recorded an OTTI loss in the non-operating items line item of the Consolidated Statement of Income, and in the third quarter of 2017 we sold the investment in its entirety.

Interest in registered investment companies: These investments include one fund which invests in intermediate-term investment grade bonds and a fund which invests in equities listed predominantly on European and Asian exchanges. Funds are valued using the net asset values as quoted through publicly available pricing sources and investments are redeemable on request.

Fixed income fund investment: Valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of September 30, 2017.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.49 billion at September 30, 2017, and $4.19 billion at December 31, 2016.

The sale of the majority of our ownership in CareerBuilder resulted in a $342.9 million pre-tax loss recorded within discontinued operations (see Note 12). The loss includes a goodwill impairment charge of $332.9 million. The valuation used in the Step 1 goodwill impairment test was based on the enterprise value determined in the purchase agreement (which represents a Level 3 input in the fair value hierarchy).

During the third quarter of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused major damage to our Houston television station (KHOU), and as a result, we recognized $10.2 million in non-cash charges, writing off destroyed equipment and recording an impairment to the value of the building (fair value of the building was determined using a market based valuation). In addition, we incurred $8.4 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the station operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received initial insurance proceeds of $11.0 million ($5.0 million was received as of September 30, 2017 and $6.0 million was received in October 2017). The net expense impact from the hurricane of $7.6 million has been recorded in asset impairment and facility consolidation charges on our Consolidated Statements of Income.

We also recorded a non-cash impairment charge of $5.8 million in the second quarter of 2017 associated with the write-off of a note receivable from one of our equity method investments (see Note 3).

NOTE 10 – Business segment information

Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

Immediately following the spin-off of Cars.com and the sale of our majority stake in CareerBuilder, we began classifying our operations as one operating and reportable segment, Media, which consists of our 46 television stations operating in 38 markets, offering high-quality television programming and digital content. Also now included in the Media Segment is our DMS business which was previously reported in our Digital Segment.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity in 2017 as shown in the tables below. The 2016 activity shown below for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016. The historical periods below have also been updated to restate the historical results of our DMS business within our Media business.

Segment operating results are summarized as follows (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017	2016	2017	2016
		(recast)		(recast)
Revenues:
Media	$464,264	$517,021	$1,412,703	$1,449,202
Digital	—	2,596	—	8,031
Total	$464,264	$519,617	$1,412,703	$1,457,233

Operating Income (net of depreciation, amortization, asset impairment and facility consolidation charges):
Media (a)	$130,338	$219,766	$433,629	$568,163
Digital	—	(17,832)	—	(23,300)
Corporate (a)	(13,477)	(16,083)	(43,577)	(46,974)
Total	$116,861	$185,851	$390,052	$497,889

Depreciation, amortization, asset impairment and facility consolidation charges:
Media	$27,538	$18,583	$67,864	$59,735
Digital	—	15,565	—	16,297
Corporate	596	57	1,115	3,109
Total	$28,134	$34,205	$68,979	$79,141

(a) In the first quarter of 2017, we adopted new accounting guidance that changed the classification of certain components of net periodic pension and other post-retirement benefit expense (post-retirement benefit expense). The service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. The prior year period was adjusted to reflect the effects of applying the new guidance. This resulted in an increase to operating income in third quarter of 2017 and 2016 of $1.7 million and $1.8 million and for the nine months ended September 30, 2017 and 2016 of $4.9 million and $5.8 million, respectively. Net income, earnings per share, and retained earnings were not impacted by the new standard.

NOTE 11 – Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Voluntary Retirement Program

During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) at our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016, to retire under the plan. In 2016, based on acceptances received, we recorded $16.0 million of severance expense. Upon separation, employees accepting the VRP received salary continuation payments primarily based on years of service, the majority of which occurred evenly over the 12-month period following separation date. As of September 30, 2017, we had less than $0.4 million of VRP buyout obligation remaining.

FCC Broadcast Spectrum Program

Congress authorized the Federal Communications Commission (FCC) to conduct a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. The repacking requires that certain television stations move to different channels, and some stations will have smaller service areas and/or experience additional interference. Congress announced the results of the auction, including a list of the stations to be repacked, in April 2017. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The FCC has, however, notified us that 13 of our stations will be repacked to new channels. The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in 2018 and 2019.

We are eligible to seek reimbursement for costs associated with implementing changes to our facilities required by the repack. The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. The FCC has reported that the aggregate cost estimated by repacked stations to complete the repack will be almost $1.9 billion. In October 2017, the FCC announced that it had made an approximately $1 billion allocation from the fund to repacked stations to allow those stations to begin to be reimbursed for expenses incurred in connection with the construction of facilities on reassigned channels. This allocation represents approximately 52% of the total estimated demand for repack funds. Although we expect the FCC to make additional allocations from the fund, it is not clear at this time whether the FCC ultimately will receive from Congress the additional funds necessary to completely reimburse each repacked station for all amounts incurred in connection with the repack. Beyond the potential for not being reimbursed for all amounts we incur, it is still too early to predict the ultimate impact of the incentive auction and repacking upon our business.

As noted above, while we did not sell any of our spectrum in the auction, we did enter into a channel share agreement with another broadcaster that sold spectrum in the auction. Pursuant to the terms of our channel share agreement we received $32.6 million in cash proceeds during the third quarter of 2017. These proceeds were deferred and will be amortized on a straight-line basis as other revenue over a 20 year period. The $32.6 million cash proceeds were reflected as cash flow from operating activities on our Condensed Consolidated Statements of Cash Flow.

NOTE 12 – Discontinued operations

Cars.com spin-off

On May 31, 2017, we completed the previously announced spin-off of Cars.com creating two publicly traded companies: TEGNA, an innovative media company with the largest broadcast group among major network affiliates in the top 25 markets; and Cars.com, a leading digital automotive marketplace. The spin-off was effected through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”. In connection with the Cars.com spin-off, we received a one time tax-free cash distribution from Cars.com of $650.0 million. In the second quarter of 2017, we used $609.9 million of the tax-free distribution proceeds to fully pay down outstanding revolving credit agreement borrowings. In October 2017, we used the remainder of the proceeds to pay down a portion of the outstanding principal on unsecured notes due in October 2019 (see Note 5).

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

Tax Matters Agreement

Prior to the distribution, we entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

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

The employee matters agreement provides that, unless otherwise specified, Cars.com will be responsible for liabilities associated with employees who will be employed by Cars.com following the spin-off and former employees whose last employment was with the Cars.com businesses, and we will be responsible for all other current and former TEGNA employees. Cars.com will retain sponsorship of 401(k) retirement plans, deferred compensation plans and other incentive plans maintained for the exclusive benefit of Cars.com employees as well as various welfare plans applicable to the Cars.com employees.

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. These net proceeds were used in October 2017 to pay down existing debt (see Note 5). Additionally, during the third quarter of 2017 and prior to the closing of the sale, CareerBuilder issued a final dividend to its selling shareholders, of which $25.8 million was retained by TEGNA. As part of the agreement, we remain an ongoing partner in CareerBuilder, reducing our 53% controlling interest to approximately 17% interest (or approximately 12% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. As a result, subsequent to the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest will be accounted for as an equity method investment. Subsequent to the date of sale we recorded $0.5 million of equity earnings during the remainder of the third quarter of 2017 from our remaining interest in CareerBuilder.

Financial Statement Presentation of Digital Segment

As a result of the Cars.com and CareerBuilder transactions described above, the operating results and financial position of our former Digital Segment have been included in discontinued operations in the Condensed Consolidated Balance Sheet and Consolidated Statements of Income for all applicable periods presented. The results of discontinued operations for the nine months ended September 2017 include a $342.9 million pre-tax loss related to the sale of CareerBuilder (after noncontrolling interest, $271.7 million of the pre-tax loss is attributable to TEGNA). The pre-tax loss includes a goodwill impairment charge of $332.9 million and costs to sell the business of $10.9 million. Fair value used for the pre-tax loss was based on the enterprise value of CareerBuilder as determined in the definitive purchase agreement.

The carrying value of the assets and liabilities of our former Digital Segment’s discontinued operations as of December 31, 2016 were as follows (in thousands):

Dec. 31, 2016

ASSETS
Cash and cash equivalents	$61,041
Accounts receivable, net	214,171
Property and equipment, net	74,695
Goodwill	1,488,112
Other Intangibles, net	1,718,592
Other assets	71,193
Total assets	$3,627,804

LIABILITIES
Accounts payable	$166,853
Deferred revenue	110,071
Deferred tax liability	280,264
Other liabilities	66,969
Total liabilities	$624,157

The financial results of discontinued operations in the third quarter and the nine months ended September 30, 2017 and 2016 are presented as a loss (income) from discontinued operations, net of tax, on our Consolidated Statements of Income. The following table presents the financial results of discontinued operations (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2017 (1)	2016	2017 (1)	2016 (2)

Operating revenues	$54,874	$340,649	$647,021	$999,929

Cost of revenue and SG&A expenses	60,301	228,152	522,287	708,815
Depreciation	—	9,421	19,569	24,843
Amortization	—	23,385	40,300	68,159
Loss on sale of CareerBuilder	(1,872)	—	342,900	—
Total operating expenses	58,429	260,958	925,056	801,817

Total operating (loss) income	(3,555)	79,691	(278,035)	198,112

Non-operating income (expense)	647	(3,304)	(1,078)	(8,989)

(Loss) income from discontinued operations, before income taxes	(2,908)	76,387	(279,113)	189,123
Provision for income taxes	(7,895)	(19,689)	45,852	(56,982)
(Loss) income from discontinued operations, net of tax	$(10,803)	$56,698	$(233,261)	$132,141

(1) The quarter and nine months ended September 30, 2017 include CareerBuilder’s operations through the date of sale on July 31, 2017. Cars.com operations are included in the nine months ended September 30, 2017 through the date of spin-off on May 31, 2017.

(2) The nine months ended September 30, 2016 include approximately $7.5 million of net loss from discontinued operations related to the operations of our former Sightline business through the date of sale on March 18, 2016.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. As such, major categories of discontinued operation cash flows for the nine months ended September 30, 2017 and 2016 are presented below (in thousands):

	Nine months ended Sept. 30,
	2017 (1)	2016

Depreciation	$19,569	$24,843
Amortization	40,300	68,159
Capital expenditures	37,441	38,825
Payments for acquisitions, net of cash acquired	$—	$196,750

(1) The nine months ended September 30, 2017 includes Cars.com through the spin-off date of May 31, 2017 and CareerBuilder’s operations through the date of sale on July 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

We are an innovative media company that serves the greater good of our communities. With 46 television stations in 38 markets, we are the largest owner of top four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month, we reach 50 million adults on-air and 35 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. We deliver results for advertisers through unparalleled and innovative solutions including our Over the Top (“OTT”) local advertising network, Premion, centralized marketing resource, Hatch; and our digital marketing services (DMS) business, a one-stop shop for local businesses to connect with consumers through digital marketing. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing solutions.

We continue to make innovative programming a priority and invest in local news and other special programming to ensure we stay connected to our audiences and empower them throughout the day. For example, we recently launched VERIFY news, a fact-checking segment across platforms, and HeartThreads, a new national digital content vertical. Additionally, in September 2017 we premiered our TEGNA-owned daily live syndicated program “Daily Blast LIVE,” which airs on 36 TEGNA stations and nationally on Facebook and YouTube. Also in September, we launched a daily talk show, “Sister Circle,” produced out of WATL in Atlanta, which airs in 12 TEGNA markets and nationally live on TV One, reaching 60% of U.S. television households. Finally, our KXTV station in Sacramento partnered with Cheddar network to launch “Cheddar Local,” which provides KXTV with local business and technology segments relevant to the Sacramento community.

After completing the strategic actions discussed below, we now have one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political advertising as well as DMS (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) political advertising revenues, which are driven by elections and peak in even years (e.g. 2016, 2014) and particularly in the second half of those years; 3) subscription revenues, representing fees primarily paid by satellite and cable operators and telecommunications companies to carry our television signals on their systems and OTT revenues; and 4) other services, such as production of programming from third parties and production of advertising material.

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Income Statement. These costs include activities that are not directly attributable or allocable to our media business operations. This category primarily consists of broad corporate management functions including legal, human resources, and finance, as well as activities and costs not directly attributable to the operations of our media business.

Strategic Actions

On May 31, 2017, we completed the previously announced spin-off of Cars.com. The spin-off was achieved through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the “Record Date”). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”. In connection with the Cars.com spin-off we received a one time cash distribution from Cars.com of $650.0 million.

On July 31, 2017, we completed the sale of our majority ownership interest in CareerBuilder to an investor group led by investments funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. These net proceeds were used in October 2017 to pay down existing debt (see Note 5). Additionally, prior to the sale, CareerBuilder issued a final dividend to its selling shareholders, $25.8 million of which was retained by TEGNA.

As part of the sale agreement, we remain an ongoing partner in CareerBuilder, reducing our 53% controlling interest to approximately 17% equity interest (or approximately 12% on a fully-diluted basis) and two seats on CareerBuilder’s 10 member board. As a result, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest is accounted for as an equity method investment.

Consolidated Results from Operations

The following discussion is a period-to-period comparison of our consolidated results from continuing operations on a GAAP basis. On May 31, 2017, we completed the spin-off of Cars.com and on July 31, 2017, we completed the sale of our majority ownership interest in CareerBuilder. Results for Cars.com and CareerBuilder are now reflected as Discontinued Operations in our Consolidated Statements of Income for all applicable periods presented. As a result, we will report one segment going forward which will include the results for Media and a remaining DMS contract that was previously reported in the Digital Segment. The historical financial results also include our former Cofactor business through the date of its sale in December 2016.

The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 26 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of continuing operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2017	2016	Change	2017	2016	Change
		(recast)			(recast)
Revenues	$464,264	$519,617	(11%)	$1,412,703	$1,457,233	(3%)

Operating expenses:
Cost of revenues, exclusive of depreciation	235,474	200,495	17%	696,565	590,058	18%
Business units - selling, general and administrative expenses, exclusive of depreciation	70,914	83,039	(15%)	214,645	246,280	(13%)
Corporate - General and administrative expenses, exclusive of depreciation	12,881	16,027	(20%)	42,462	43,865	(3%)
Depreciation	15,186	13,212	15%	41,721	42,653	(2%)
Amortization of intangible assets	5,395	5,775	(7%)	16,172	17,542	(8%)
Asset impairment and facility consolidation charges	7,553	15,218	(50%)	11,086	18,946	(41%)
Total operating expenses	$347,403	$333,766	4%	$1,022,651	$959,344	7%

Total operating income	$116,861	$185,851	(37%)	$390,052	$497,889	(22%)

Non-operating expense	(54,660)	(70,673)	(23%)	(190,515)	(194,236)	(2%)
Provision for income taxes	11,447	38,441	(70%)	54,855	92,038	(40%)
Net income from continuing operations	$50,754	$76,737	(34%)	$144,682	$211,615	(32%)

Earnings from continuing operations per share - basic	$0.24	$0.36	(33%)	$0.67	$0.98	(32%)
Earnings from continuing operations per share - diluted	$0.23	$0.35	(34%)	$0.66	$0.96	(31%)

Revenues

During the second quarter of 2017, we changed the way we present certain revenues, which we now call Advertising and Marketing Services (AMS), to better reflect our sales transformation strategy that focuses on customer needs versus specific products. This category includes all sources of our traditional and digital revenues including Premion, DMS and other digital advertising and marketing revenues across our platforms.

Also, the “Retransmission” revenue category was renamed “Subscription” to better reflect changes in that revenue stream, including the distribution of TEGNA stations on OTT streaming services.

As a result of these changes, revenues are grouped into the following categories: Advertising & Marketing Services, Political, Subscription, Other, and our former business unit Cofactor (sold in December 2016).
The following table summarizes the year-over-year changes in these select revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2017	2016	Change	2017	2016	Change
Advertising & Marketing Services (a)	$277,817	$330,589	(16%)	$843,175	$934,977	(10%)
Political	3,783	38,060	(90%)	13,387	64,050	(79%)
Subscription	177,692	143,676	24%	540,344	436,292	24%
Other	4,972	4,696	6%	15,797	13,883	14%
Cofactor	—	2,596	***	—	8,031	***
Total	$464,264	$519,617	(11%)	$1,412,703	$1,457,233	(3%)

(a) Includes traditional television advertising, digital advertising as well as revenue from our DMS business.

Revenues decreased $55.4 million, or 11%, in the third quarter of 2017 compared to the same period in 2016. This net decrease was primarily due to a decline in AMS revenue of $52.8 million, or 16%, in the third quarter of 2017. This decline was primarily due to the absence of Olympic revenue in 2017 as compared to $57.3 million in 2016 and lower DMS revenue due to the conclusion of a transition services agreement with Gannett. Partially offsetting the overall AMS decline was an increase in digital revenue, including Premion revenue. Political revenue was down by $34.3 million, due to an expected decrease reflecting the absence of 2016 politically related advertising spending. Partially offsetting these decreases was an increase in subscription revenue of $34.0 million, or 24%, due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements.

In the first nine months of 2017, operating revenue decreased $44.5 million, or 3%, compared to the same period in 2016. The net decrease was due to a net decline in AMS revenue of $91.8 million, or 10%, for the first nine months of 2017. The third quarter decline in AMS revenue, described above, drove most of the year-to-date decline. In addition we had lower Super Bowl revenue due to the shift in coverage from our larger CBS station footprint to smaller FOX station footprint (which impacted 2017 results by $9.1 million). These AMS declines were partially offset by an increase in digital revenue, including our Premion revenue. Additionally, political revenue was down $50.7 million for the nine months ended September 30, 2017 due to an expected decrease reflecting the absence of 2016 Presidential election year political spending. Partially offsetting these decreases was an increase in subscription revenue of $104.1 million, or 24%, in the first nine months of 2017 due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements.

Cost of Revenues

Cost of revenues increased $35.0 million, or 17%, in the third quarter of 2017 compared to the same period in 2016. The increase was primarily due to a $42.6 million increase in programming costs (primarily driven by 11 of our NBC stations paying reverse compensation payments for first time in 2017). This increase was partially offset by a decline in DMS costs of $7.4 million driven by the conclusion of the transition service agreement with Gannett.

In the first nine months of 2017, cost of revenues increased $106.5 million, or 18%, compared to the same period in 2016. The increase was primarily due to a $135.1 million increase in programming costs (primarily driven by 11 of our NBC stations paying reverse compensation payments for first time in 2017). This increase was partially offset by the absence of $10.8 million of expenses associated with our 2016 voluntary retirement program and a decline in DMS costs of $11.8 million associated with the conclusion of the transition service agreement with Gannett.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses decreased $12.1 million, or 15%, in the third quarter of 2017 compared to the same period in 2016. The decrease was primarily the result of a $6.0 million decline in DMS selling and advertising expense related to the transition service agreement conclusion. Also contributing to the decline was the absence of $2.6 million of Cofactor expenses, due to its disposition in December 2016.

In the first nine months of 2017, business unit selling, general and administrative expenses decreased $31.6 million, or 13%, compared to the same period in 2016. This decrease was due to a $14.7 million decline in DMS selling and advertising expenses, the absence of $6.5 million of expenses associated with Cofactor, and the absence of $4.0 million of expenses associated with our 2016 voluntary retirement program. These decreases were partially offset by $1.6 million of severance expenses for broadcast employees in 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased $3.1 million, or 20%, in the third quarter of 2017 compared to the same period in 2016. The decrease was primarily due to the absence of $1.6 million of severance expenses from the third quarter of 2016, as well as the continued right sizing of the corporate function in connection with the strategic actions impacting our former Digital Segment.

During the first nine months of 2017, corporate general and administrative expenses decreased $1.4 million, or 3%, compared to the same period in 2016. This change was primarily due to the absence of $1.6 million of severance expenses from the third quarter of 2016, partially offset by severance expense incurred in the first nine months of 2017 of approximately $1.1 million. The remaining difference is attributable to the continued right sizing of the corporate function in connection with the strategic actions impacting our former Digital Segment.

Depreciation Expense

Depreciation expense increased $2.0 million, or 15%, in the third quarter of 2017 compared to the same period in 2016. The increase was primarily due to $1.4 million of additional depreciation related to a change in useful lives of certain broadcasting assets in connection with the FCC channel reassignment process.

In the first nine months of 2017, depreciation expense decreased $0.9 million, or 2%, as compared to the same period in 2016. The decrease was primarily due to recent declines in the purchase of property and equipment, offset by accelerated depreciation related to a change in useful lives of certain broadcasting assets.

Amortization Expense

Amortization expense decreased by $0.4 million and $1.4 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The decreases were a result of certain assets associated with previous acquisitions reaching the end of their useful lives.

Asset Impairment and Facility Consolidation Charges

Asset impairment and facility consolidation charges were $7.6 million in the third quarter of 2017 compared to $15.2 million in the third quarter of 2016. In the third quarter of 2017, a few television stations were impacted by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused significant damage to our Houston television station (KHOU); as a result, we recognized $10.2 million in non-cash charges, writing off destroyed equipment and recording an impairment to the value of the building. In addition, we incurred $8.4 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the stations operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received initial insurance proceeds of $11.0 million ($5.0 million was received as of September 30, 2017 and $6.0 million was received in October 2017). The net expense impact from the hurricane of $7.6 million has been recorded in asset impairment and facility consolidation charges. The 2016 charge relates to a goodwill impairment at Cofactor.

During the first nine months of 2017, asset impairment and facility consolidation charges were $11.1 million, compared to $18.9 million in the same period in 2016. The 2017 charges primarily consisted of net $7.6 million in expenses related to Hurricane Harvey, $1.4 million related to the consolidation of office space at corporate headquarters and at our DMS business unit, and $2.2 million of non-cash impairment charges incurred by our broadcast stations. The 2016 charges were comprised of the third quarter goodwill impairment charge of $15.2 million at Cofactor and a $3.7 million impairment charge related to a long-lived-asset.

Operating Income

Our operating income decreased $69.0 million, or 37%, in the third quarter of 2017 and $107.8 million, or 22%, in the first nine months of 2017, compared to the same periods in 2016. The decreases were driven by the changes in revenue and expenses discussed above. As a result, our consolidated operating margins were 25% in the third quarter of 2017 and 28% in the first nine months of 2017, compared to 36% in the third quarter of 2016 and 34% in the first nine months of 2016.

Non-Operating Income (Expense)

Non-operating expense decreased $16.0 million, or 23%, in the third quarter of 2017 compared to the same period in 2016. The decrease was primarily due to a reduction in transaction costs of $10.9 million primarily associated with costs incurred in the prior year period related to the Cars.com spin-off. Also contributing to the decrease was a decline in interest expense of $5.7 million driven by lower average debt outstanding, due to the pay down of the drawn amounts on the revolving line of credit. The total average outstanding debt was $3.38 billion for the third quarter of 2017, compared to $4.31 billion in the same period of 2016. The weighted average interest rate on total outstanding debt was 5.75% for the third quarter of 2017, compared to 5.21% in the same period of 2016.

During the first nine months of 2017, non-operating expenses decreased $3.7 million, or 2%, compared to the same period in 2016. The decrease was primarily due to lower interest expense of $13.3 million, partially offset by increased costs associated with the strategic actions of $3.4 million (primarily the Cars.com spin-off) and a $5.8 million loss associated with the write-off of a note receivable from one of our equity method investments. The lower interest expense was due to lower average debt outstanding. The total average outstanding debt was $3.75 billion during the first nine months of 2017, compared to $4.28 billion in the same period of 2016. The weighted average interest rate on total outstanding debt was 5.51% for the first nine months of 2017, compared to 5.32% in the same period of 2016.

Income Tax Expense

Income tax expense decreased $27 million, or 70%, in the third quarter of 2017 as compared to the same period in 2016, and decreased $37.2 million, or 40%, in the first nine months of 2017 compared to the same period in 2016. The decrease in Income tax expense is primarily due to a decline in net income before tax, as well as a favorable deferred tax adjustment related to a previously-disposed business. Our reported effective income tax rate was 18.4% in the third quarter of 2017, compared to 33.4% for continuing operations for the third quarter of 2016. The reported effective income tax rate was 27.5% for the first nine months of 2017, compared to 30.3% for the same period in 2016. The tax rates for the third quarter and first nine months of 2017 are lower than the comparable 2016 rates primarily due to the reduction in net income before tax and the deferred tax adjustment mentioned above.

Income from continuing operations

Income from continuing operations was $50.8 million, or $0.23 per diluted share, in the third quarter of 2017 compared to $76.7 million or $0.35 per diluted share during the same period in 2016. For the first nine months of 2017, we reported net income from continuing operations of $144.7 million, or $0.66 per diluted share, compared to $211.6 million, or $0.96 per diluted share, for the same period in 2016. Both income from continuing operations and earnings per share were affected by the factors discussed above.

The weighted average number of diluted shares outstanding in the both the third quarter of 2017 and 2016 was 218.1 million. The weighted average number of diluted shares outstanding in the first nine months quarter of 2017 decreased by 2.7 million shares to 217.8 million from 220.5 million in the same period in 2016.
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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as spin-off transaction expenses and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also consider adjusted revenues to be an important non-GAAP financial measure. Our adjusted revenue is calculated by taking total company revenues on a GAAP basis and adjusting it to exclude (1) estimated incremental Olympic and Super Bowl revenue, (2) Political revenues, (3) revenues from a previously sold business (Cofactor), and (4) revenues associated with a discontinued portion of our DMS business. These adjustments are made to our reported revenue on a GAAP basis in order to evaluate and assess our core operations on a comparable basis, and it represents the ongoing operations of our broadcast business.

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

Discussion of special charges and credits affecting reported results

Our results for the quarter and first nine months ended September 30, 2017 included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Operating asset impairment and facility consolidation charges related to damage caused by Hurricane Harvey and the consolidation of office space at corporate headquarters and at our DMS business unit;

•
Other non-operating items associated with costs of the spin-off of our Cars.com business unit, charitable donations made to the TEGNA Foundation, non-cash asset impairment charges associated with write off of a note receivable from an equity method investment;

•	A special tax benefit related to deferred tax remeasurement attributable to the spin-off of our Cars.com business unit and a deferred tax adjustment related to a previously-disposed business; and

•	Severance charges which included payroll and related benefit costs.
Our results for the quarter and first nine months ended September 30, 2016 included the following special items:

•	Severance charges primarily related to a voluntary retirement program at our broadcast stations (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with goodwill, an operating asset, and equity method investments; and

•	Non-operating costs associated with the spin-off of our Cars.com business unit and acquisition-related costs.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter ended September 30, 2017	GAAP measure	Operating asset impairment and facility consolidation	Other non-operating items	Tax benefits	Non-GAAP measure

Operating expenses	$347,403	$(7,553)	$—	$—	$339,850
Operating income	116,861	7,553	—	—	124,414
Other non-operating items	(3,671)	—	2,688	—	(983)
Total non-operating expense	(54,660)	—	2,688	—	(51,972)
Income before income taxes	62,201	7,553	2,688	—	72,442
Provision for income taxes	11,447	2,780	629	8,086	22,942
Income from continuing operations	50,754	4,773	2,059	(8,086)	49,500
Earnings from continuing operations per share - diluted (a)	$0.23	$0.02	$0.01	$(0.04)	$0.23
(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended September 30, 2016	GAAP measure	Severance expense	Operating asset impairment and facility consolidation	Other non-operating items	Non-GAAP measure

Operating expenses	$333,766	$(2,870)	$(15,218)	$—	$315,678
Operating income	185,851	2,870	15,218	—	203,939
Other non-operating items	(11,874)	—	—	13,161	1,287
Total non-operating expense	(70,673)	—	—	13,161	(57,512)
Income before income taxes	115,178	2,870	15,218	13,161	146,427
Provision for income taxes	38,441	1,112	5,900	3,515	48,968
Income from continuing operations	76,737	1,758	9,318	9,646	97,459
Earnings from continuing operations per share - diluted (a)	$0.35	$0.01	$0.04	$0.04	$0.45
(a) Per share amounts do not sum due to rounding.

		Special Items
Nine Months Ended September 30, 2017	GAAP measure	Severance expense	Operating asset impairment	Other non-operating items	Tax benefits	Non-GAAP measure

Operating expenses	$1,022,651	$(3,053)	$(11,086)	$—	$—	$1,008,512
Operating income	390,052	3,053	11,086	—	—	404,191
Other non-operating items	(26,853)	—	—	31,991	—	5,138
Total non-operating expense	(190,515)	—	—	31,991	—	(158,524)
Income before income taxes	199,537	3,053	11,086	31,991	—	245,667
Provision for income taxes	54,855	1,174	4,104	6,921	11,724	78,778
Income from continuing operations	144,682	1,879	6,982	25,070	(11,724)	166,889
Earnings from continuing operations per share - diluted	$0.66	$0.01	$0.03	$0.12	$(0.05)	$0.77

		Special Items
Nine Months Ended September 30, 2016	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Other non-operating items	Non-GAAP measure

Operating expenses	$959,344	$(20,118)	$(18,946)	$—	$—	$920,280
Operating income	497,889	20,118	18,946	—	—	536,953
Equity (loss) income in unconsolidated charges	(2,763)	—	—	1,869	—	(894)
Other non-operating items	(16,029)	—	—	—	16,324	295
Total non-operating expense	(194,236)	—	—	1,869	16,324	(176,043)
Income before income taxes	303,653	20,118	18,946	1,869	16,324	360,910
Provision for income taxes	92,038	7,799	7,345	725	4,583	112,490
Income from continuing operations	211,615	12,319	11,601	1,144	11,741	248,420
Earnings from continuing operations per share - diluted	$0.96	$0.06	$0.05	$0.01	$0.05	$1.13

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2017	2016	Change	2017	2016	Change

Advertising & Marketing Services (a)	$277,817	$330,589	(16.0%)	$843,175	$934,977	(9.8%)
Political	3,783	38,060	(90.1%)	13,386	64,050	(79.1%)
Subscription	177,692	143,676	23.7%	540,345	436,292	23.8%
Other	4,972	4,696	5.9%	15,797	13,883	13.8%
Cofactor	—	2,596	***	—	8,031	***
Total company revenues (GAAP basis)	$464,264	$519,617	(10.7%)	$1,412,703	$1,457,233	(3.1%)
Factors impacting comparisons:
Estimated incremental Olympic and Super Bowl	$—	$(28,300)	***	$—	$(37,210)	***
Political	(3,783)	(38,060)	(90.1%)	(13,386)	(64,050)	(79.1%)
CoFactor (sold in December 2016)	—	(2,596)	***	—	(8,031)	***
Discontinued digital marketing services	—	(13,893)	***	(16,673)	(40,509)	(58.8%)
Total company adjusted revenues	$460,481	$436,768	5.4%	$1,382,644	$1,307,433	5.8%

(a) Includes traditional advertising, digital advertising as well as revenue from our DMS businesses.

Excluding the impacts of Political revenue, impacts from the discontinued DMS transition services agreement, the absence of Cofactor revenue, and estimated prior year incremental Olympic and Super Bowl revenue, total company adjusted revenues on a comparable basis increased five percent in the third quarter and six percent in the first nine months of 2017 compared to the same periods in 2016.

Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations attributable to TEGNA Inc. presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2017	2016	Change	2017	2016	Change

Net income from continuing operations (GAAP basis)	$50,754	$76,737	(34%)	$144,682	$211,615	(32%)
Provision for income taxes	11,447	38,441	(70%)	54,855	92,038	(40%)
Interest expense	51,855	57,601	(10%)	162,113	175,444	(8%)
Equity loss in unconsolidated investments, net	(866)	1,198	***	1,549	2,763	(44%)
Other non-operating items	3,671	11,874	(69%)	26,853	16,029	68%
Operating income (GAAP basis)	116,861	185,851	(37%)	390,052	497,889	(22%)
Severance expense	—	2,870	***	3,053	20,118	(85%)
Asset impairment and facility consolidation charges	7,553	15,218	(50%)	11,086	18,946	(41%)
Adjusted operating income (non-GAAP basis)	124,414	203,939	(39%)	404,191	536,953	(25%)
Depreciation	15,186	13,212	15%	41,721	42,653	(2%)
Amortization of intangible assets	5,395	5,775	(7%)	16,172	17,542	(8%)
Adjusted EBITDA (non-GAAP basis)	144,995	222,926	(35%)	462,084	597,148	(23%)
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	12,881	14,470	(11%)	41,402	42,308	(2%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$157,876	$237,396	(33%)	$503,486	$639,456	(21%)
Third quarter 2017 adjusted EBITDA margin was 34% without corporate or 31% with corporate. Our total Adjusted EBITDA decreased $77.9 million or 35% in the third quarter of 2017 compared to 2016 and decreased $135.1 million or 23% for the first nine months of 2017 from the prior year comparable period. The decrease was primarily driven by higher programming costs (due to 11 of our NBC stations which began making reverse compensation payments for the first time), the absence of Olympic revenue in 2017 and the expected decline in political revenue in 2017.

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2017 results:

•
Revenues - In the fourth quarter of 2017 revenue will be impacted primarily due to the absence of $82 million in net political revenues compared to the fourth quarter of 2016, and the absence of $16 million of DMS revenue due to the conclusion of a transition services agreement with Gannett.

Based on current trends, we expect total company revenues on a GAAP basis compared to the prior year quarter to be down in the high-single to low double-digits. Adjusting to remove political revenue and revenue related to the terminated transition services agreement, we expect our fourth quarter adjusted company revenues to be up in the high single-digit to low double-digits year-over-year.

•
Programming Costs - Beginning in January 2017, 11 of our NBC stations began making reverse compensation payments for the first time. As such, 2017 is an unusual year as there will be an unfavorable gap between the increase in subscription revenue we earn from multichannel video programming distributors (MVPD), compared to the increase in fees we will pay our affiliates. At the end of 2016, we renegotiated several new subscriptions agreements with major MVPD carriers, and as a result, we have reduced our net retransmission gap in 2017 to approximately $31 million to $34 million. Further, we expect our strategic initiatives launched in 2016 (including Premion, centralized pricing initiatives, and Hatch) will more than offset the remaining net retransmission gap in 2017.

•
Income Taxes - After the spin-off of Cars.com and disposition of CareerBuilder, the recurring effective income tax rate for 2018 is anticipated to be approximately 35%. This estimated effective income tax rate is higher than that for the third quarter and the first nine months of 2017 due to tax benefits associated with the spin-off of Cars.com and other non-recurring items realized in 2017.

Liquidity, Capital Resources and Cash Flows

Our strong cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets. As we summarize below, during 2017 we have completed several strategic actions that have positioned us to be able to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2018.

During the second quarter we completed our spin-off of Cars.com which resulted in a one-time tax-free cash distribution of $650.0 million to TEGNA. We used $609.9 million of the tax-free distribution proceeds to fully pay down our then outstanding revolving credit agreement borrowings.

On July 31, 2017, we sold our majority ownership interest in CareerBuilder. Our share of the pre-tax net cash proceeds from the sale was $198.3 million, net of cash transferred of $36.6 million. Additionally, prior to the sale, CareerBuilder issued a final dividend to its selling shareholders, of which $25.8 million was retained by TEGNA. On October 16 2017, we used the net proceeds from the CareerBuilder sale, the remaining cash distribution proceeds from Cars.com of $40.1 million, and cash on hand to early retire $280.0 million of principal of unsecured notes due in October 2019.

On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the expiration of the credit agreement on June 29, 2020. Lastly, on September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300 million of our common stock over the next three years.

At the end of the third quarter of 2017, our total debt was $3.32 billion and cash and cash equivalents totaled $383.4 million. As of September 30, 2017, we had unused borrowing capacity of $1.5 billion under our revolving credit facility. We intend to continue to invest in organic and strategic growth opportunities and also intend to maintain the financial flexibility to pursue strategic acquisitions when appropriate. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see the Part II. Other Information, Item 1A. Risk Factors discussion below.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2017	2016

Cash and cash equivalents from continuing operations, beginning of period	$15,879	$26,096
Cash and cash equivalents from discontinued operations, beginning of period	61,041	103,104
Balance of cash and cash equivalents, beginning of the period	76,920	129,200

Operating activities:
Net (loss) income	(88,579)	343,756
Loss on write down of CareerBuilder	342,900	—
Depreciation, amortization and other non-cash adjustments	153,242	197,025
Pension (contributions), net of expense	(12,547)	2,135
Spectrum channel share agreement proceeds	32,588	—
Other, net	(76,421)	(88,153)
Net cash flows from operating activities	351,183	454,763
Net cash from (used for) investing activities	152,499	(273,309)
Net cash used for financing activities	(197,248)	(203,325)
Increase (decrease) in cash and cash equivalents	306,434	(21,871)

Cash and cash equivalents from continuing operations, end of period	383,354	19,185
Cash and cash equivalents from discontinued operations, end of period	—	88,144
Balance of cash and cash equivalents, end of the period	$383,354	$107,329

Operating Activities - Cash flow from operating activities was $351.2 million for the nine months ended September 30, 2017, compared to $454.8 million for the nine months ended September 30, 2016. The decrease in net cash flow from operating activities was primarily due to higher programming costs of $135.1 million (primarily due to the NBC affiliation agreement), the decline in political revenue of $50.7 million, and the absence of operating cash flow Cars.com and CareerBuilder following their spin-off and sale, respectively. These decreases were partially offset by declines in tax payments of $40.6 million and interest payments of $19.8 million. Also partially offsetting the net operating cash flow decrease was a cash inflow received in 2017 of $32.6 million from a spectrum channel sharing agreement.

Investing Activities - Cash flow from investing activities totaled $152.5 million for the nine months ended September 30, 2017, compared to cash used for investing activities of $273.3 million for the same period 2016. The 2017 net cash inflow was primarily a result of the sale of the majority of our ownership in CareerBuilder, which provided $198.3 million of proceeds, net of cash transferred. Additionally, we had cash inflow of $15.1 million from the sale of assets, primarily comprised of proceeds of $14.6 million from the sale of Gannett Co., Inc., common stock. These inflows were partially offset by purchases of property and equipment of $63.8 million in 2017.

The 2016 net cash used for investing activities of $273.3 million was primarily comprised of $196.8 million paid for the acquisitions of businesses (net of cash acquired) and purchase of property and equipment in the amount of $68.6 million.

Financing Activities - Cash used for financing activities totaled $197.2 million for the nine months ended September 30, 2017, compared to $203.3 million net outflow for the same period in 2016. The 2017 net outflow of cash for financing activities was primarily due to debt activity and dividends. With regards to 2017 debt activity, prior to the completion of the spin-off, Cars.com borrowed approximately $675.0 million under a revolving credit facility agreement, while incurring $6.2 million of debt issuance costs. The proceeds were used to make a one time tax-free cash distribution of $650.0 million from Cars.com to TEGNA. We used most of the cash received to pay down our then outstanding revolving credit balance of $609.9 million. Total net payments on the revolving credit facility in the first nine months of 2017 were $635.0 million. We used an additional $99.2 million to pay down other existing debt. Additionally, in 2017 we made dividend payments of $75.1 million, paid a final dividend to the noncontrolling owners of CareerBuilder of $23.0 million, and transferred $20.1 million to Cars.com in connection with the spin-off.

The 2016 net financing outflow of $203.3 million was primarily a result of stock repurchases of $150.9 million and dividend payments of $91.6 million. These outflows were partially offset by a net debt inflow of $58.7 million primarily comprised of $310.0 million of borrowings which were partially offset by debt repayments of $249.6 million.

Non-GAAP Liquidity Measure

Our free cash flow, a non-GAAP liquidity measure, was $287.3 million for the first nine months of 2017 compared to $386.2 million for the same period in 2016. Our free cash flow for the first nine months of 2017 was lower than the first nine months of 2016 because of the same factors affecting cash flow from operating activities discussed above. Free cash flow, which we reconcile to “Net cash flow from operating activities,” is cash flow from operating activities reduced by “Purchase of property and equipment.” We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of our operations to fund investments in new and existing businesses, return cash to shareholders under our capital program, repay indebtedness or to use in other discretionary activities.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Nine months ended September 30,
	2017	2016

Net cash flow from operating activities	$351,183	$454,763
Purchase of property and equipment	(63,846)	(68,577)
Free cash flow	$287,337	$386,186
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2016 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposure to market risk has been reduced since December 31, 2016, due to the sale of our majority ownership in CareerBuilder, which has decreased our exposure to changes in foreign exchange rates related to CareerBuilder’s international operations.

As of September 30, 2017, we had $379.2 million in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $1.9 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.49 billion as of September 30, 2017, and $4.19 billion as of December 31, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2017, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In addition, the Federal Communications Commission (FCC) and Congress are contemplating several new laws and changes to existing media ownership and other broadcast-related regulations, regarding a wide range of matters (including permitting companies to own more stations in a single market, as well as owning more stations nationwide). Changes to FCC rules may lead to additional opportunities and increased uncertainty in the industry. We cannot be assured that we will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over the next three years. During the third quarter of 2017, no shares were repurchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through December 8, 2015.	Incorporated by reference to Exhibit 3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-1
Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the quarter and year-to-date periods ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Income for the quarter and year-to-date periods ended September 30, 2017 and September 30, 2016, (iv) Condensed Consolidated Cash Flow Statements for the year-to-date periods ended September 30, 2017 and September 30, 2016, and (v) the notes to unaudited condensed consolidated financial statements.

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

Date: November 8, 2017	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)