Form 10-K
period 2017-12-31
TEGNA INC
filed 2018-03-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2017, was $3,089,117,473. The registrant has no non-voting common equity.
As of January 31, 2018, 215,603,092 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 26, 2018, is incorporated by reference in Part III to the extent described therein.

INDEX TO TEGNA INC.
2017 FORM 10-K

PART I

ITEM 1.BUSINESS

Business Overview

We are an innovative media company that serves the greater good of our communities - through empowering stories, impactful investigations and innovative marketing services. With 47 television stations in 39 U.S. markets, we are the largest owner of big four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month, we reach 50 million consumers on-air and approximately 35 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Beyond integrated broadcast advertising products and services, we deliver results for advertisers through innovative solutions including our Over the Top (OTT) local advertising network, Premion; and our digital marketing services (DMS) business, a one-stop shop for local businesses to connect with consumers through digital marketing.

All of this is now delivered through a company with one singular focus; in 2017, we completed our transformation into a pure-play media company. On May 31, 2017 we successfully completed the spin-off of Cars.com into a separate stand-alone public company and on July 31, 2017, we completed the sale of our controlling ownership interest in CareerBuilder. The completion of these strategic actions has reduced our debt and has further strengthened our balance sheet, providing us the ability to invest in our media businesses, capitalizing on opportunities for organic and acquisition-related growth. Our media operations generate strong and dependable cash flows and we are financially disciplined, which allows us to return additional value to shareholders through dividends and share repurchases. We are a leader in embracing change and driving innovation across our businesses, and we are well-positioned to benefit from the evolving regulatory environment.

Operating Structure

After completing these strategic actions, we now have one operating and reportable segment which generated revenues of $1.9 billion in 2017. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2018, 2016) and particularly in the second half of those years; 3) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; and 4) other services, such as production of programming from third parties and production of advertising material.

The advertising revenues generated by a station’s local news programs make up a significant part of its total advertising revenues. Advertising pricing is influenced by demand for advertising time. This demand is influenced by a variety of factors, including the size and demographics of the local populations, the concentration of businesses, local economic conditions, and the popularity or ratings of the station’s programming. Almost all national advertising is placed through independent advertising representatives, while local advertising time is sold by each station’s own sales force.

Our portfolio of NBC, CBS, ABC and FOX stations operate under long-term affiliation agreements. Generally, a network provides programs to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within the network programs, while our television stations sell the remaining available commercial advertising spots. Our television stations also produce local programming such as news, sports, and entertainment.

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

Strategy
Our Board of Directors actively and regularly reviews, guides and oversees the development and implementation of our long-term strategic plan to create value for our stakeholders. The key elements of our strategy are as follows:

Continue to innovate in our content offerings to our consumers. Our trusted, local content is the driver of our success across all distribution channels and is a key ingredient that powers our current and future revenues. Our scale has allowed us to invest in comprehensive content and digital innovation initiatives. Our focus on data-driven editorial processes, new storytelling formats, and unique visual presentations across all our platforms are helping to make our content the consumers’ first choice, no matter the platform.

In 2017, we continued significant efforts to embrace change, transform our content and connect with audiences in unique and powerful ways. Our culture encourages and embraces bold thinking and innovative ideas from across the company. We are creating unique, live and original content in news and non-news time periods to meet changing viewer habits. In an on-demand OTT world, live, locally-relevant content is becoming far more important than it was in the past, and we are acting on that trend. We have continued to make wholesale transformations of our local news operations. We have invested in true digital-first newsrooms, leveraging analytics to better serve audiences and clients on-air and via mobile devices.

We are recognized nationally for our innovation in reinventing local journalism in the digital age. Over the past year, we have conducted digital-first investigations that shined a light on important issues, holding the powerful accountable and helping drive change and results for those without a voice. Projects like “Verify,” which provides unbiased fact-checking on a variety of topics, developed before ‘fake news’ entered the common vernacular, was rolled out across all markets in 2017. “Verify” segments are platform agnostic and air on broadcast channels, are posted to social media channels and are shared across desktop, digital and mobile apps. Other impactful digital-first investigations such as “Selling Girls,” a six-part series produced by the award-winning investigative news teams from 11Alive in Atlanta and KHOU in Houston, focused on trafficking of American minor children. Initially launched across stations’ digital platforms, the series was localized, highlighting the direct impact of child sex trafficking in specific communities across the U.S.

In 2017, we launched innovative, multi-platform, non-news programs, replacing the syndicated programs in these timeslots. These programs are produced at our local stations, reducing cost while allowing us to quickly respond to local needs and tastes in content. We premiered “Daily Blast LIVE,” a groundbreaking 30-minute live news and entertainment show produced out of KUSA in Denver. “Daily Blast LIVE” is a first-of-its-kind format that is live in every time zone across 35 TEGNA markets, something unprecedented in TV syndication, and is also available on Facebook and YouTube. The content on “Daily Blast LIVE” is always live and crowdsourced in real-time from viewers though social media. We also debuted “Sister Circle,” a new live daily talk show that targets African-American women - a large and traditionally underserved audience. Produced by WATL in Atlanta, “Sister Circle” reaches 60 percent of U.S. television households, distributed across 12 TEGNA markets and on TV One, a cable network offering a broad range of programming for a diverse audience of adult African-American viewers. We also introduced “Sing Like A Star,” a singing competition program produced by WWL in New Orleans that now airs in 34 markets.

Increase engagement across all platforms. In 2017, we took several important steps to enhance the user experience across digital products, creating a more efficient digital publishing organization and laying the foundation for more diverse revenue streams.

•
We launched HeartThreads, our first digital content vertical play capitalizing on the human-interest content produced by our stations formatted to fit the needs of social audiences. We expect to continue launching additional digital content verticals in 2018.

•
We completed a redesign of our mobile websites, and as a result have seen increases in content consumption, video views, loyalty and ad impressions. We also launched a redesign of our desktop sites starting in the fourth quarter of 2017, which we expect to have completed across all of our stations in early 2018.

•
We created a central content team to cover stories of national importance, allowing our stations to focus on winning their local markets. As a result, we have been able to drive significant digital traffic around major national news events happening outside of our markets, while stations have been able to reduce digital story output but maintain or increase traffic levels.

•
We initiated efforts to further increase engagement with our audience on additional digital platforms, including revamped email products, search optimization and new experiences for voice assistant devices such as Amazon Alexa.

As a result of these efforts, pages per visitor in the fourth quarter of 2017 grew by 23% compared to the prior year quarter, and for the year total monetizable video plays increased 41%, and our social media interactions across platforms grew by 24% from 2016.

Grow subscription revenue. Subscription revenue has steadily increased in the last several years, better reflecting the value of the content that our business provides. Pursuant to Federal Communications Commission (FCC) rules, every three years a local television station must elect to either (1) require cable and/or direct broadcast satellite operators to carry the station’s signal or (2) require such cable and satellite operators to negotiate retransmission consent agreements to secure carriage. At present, we have retransmission consent agreements with almost all cable operators and satellite providers for carriage of our television stations. We also have retransmission agreements with major telecommunications companies. Our scale and strength in local content has contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT space as well.

Our market affiliates are also pivotal to the success of companies offering platforms in the OTT space. In late 2017, we closed large OTT distribution deals with major network partners and streaming services like YouTube TV and Direct TV Now, permitting them to carry our stations’ content. Our negotiations with these providers reinforced how critical strong broadcast affiliates are to any OTT service. Because our stations serve large markets that are pivotal to the success of companies offering platforms in the OTT space, we have negotiated favorable agreements with economics that are as good or better with new OTT entrants than with traditional MVPDs, making us economically agnostic to consumer platform choices.

The additional benefit of moving our content onto OTT platforms is that it allows us to reach customers through additional platforms, increasing our exposure to an additional demographic of newer viewers that had previously consumed less of our product nor paid subscriber revenues to us.

Improve the value we bring to advertisers. We continued to expand market share through our sales transformation efforts, including innovations like Hatch, our centralized 360-degree marketing services agency, our centralized pricing platform, and a well trained, solutions-oriented salesforce. We provide our clients with data-driven integrated marketing services, a holistic approach to put their advertising dollars to work in the channels that make the most sense for them, regardless of the platform. We serve our clients by providing deep consumer insights, unique creative solutions, and customization. To that end, in 2017 we rolled out a sophisticated pricing platform that marries disparate data sets and other advanced technologies to provide more optimal predictive pricing insights both for our salesforce and, ultimately, for our advertising clients. This software will also allow us to play a pivotal role as the industry shifts to more automated buying platforms.

Late in 2016, we launched the industry’s first OTT local advertising network, Premion, which is unparalleled in the industry. Premion is a one-stop-shop that allows local, regional and national customers to place advertising on long-form programs across a broad array of services such as streaming devices, smart TVs and web browsers. Premion is a highly desirable buy for advertisers trying to reach cord cutters, and is helping us expand our revenue base and giving us access to new markets. Our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory. Premion’s revenue in 2017 was just over $30.0 million compared to $0.6 million in 2016.

Invest in new growth initiatives. We are further diversifying our revenue base by investing in new business models that leverage our strong assets and scale.

•
Intelligent Ad Automation. Premion has been our first investment in intelligent ad automation. Premion has created a technology platform to aggregate inventory from OTT providers and then resell the inventory to local and regional advertisers leveraging our salesforce. Building on the success of that business in 2017, Premion will be launching a Data Management Platform (DMP) in 2018 to help agencies and publishers better target the highly coveted OTT audiences.

In addition to Premion, we are working to accelerate the automation of national spot advertising. In 2017, we teamed with several other broadcasters to create a set of Application Programming Interface’s (API’s) to enable software companies to more easily enter the market and work with the broader ecosystem. In 2018, we will continue to seek additional investment opportunities in this space.

•
Performance Marketing. We are a leading provider of digital marketing services for advertisers. We have continued to evolve our product offerings in 2017 with launches of new services such as email with social amplification which ties together the traditional email marketing product and social advertising to provide effective results for our advertisers. We have also invested in several successful attribution pilots, more effectively demonstrating the value all our advertising products bring to our clients.

•
ATSC 3.0. In 2017, the Federal Communications Commission began the process to issue rules that would give permission to broadcast in the new ATSC 3.0 broadcast transmissions standard, which will allow broadcasters to enhance their existing transmission services with a new standardized system that will allow us to compete directly with Internet IP protocols. This new standard will allow us to support higher 4K high dynamic range resolution, higher frame rate, mobile, second screen experiences, 3D audio, virtual reality, advanced advertising and other exciting enhancements to the viewing experience. The service enables encryption and content protection which will allow broadcasters for the first time to protect their signal and employ paywalls. We expect to roll out ATSC 3.0 pending the completion of the new standard in coordination with upgrades related to our spectrum repack transition.

Capitalize on opportunities to grow inorganically. Our strong balance sheet and cash flow generation enables us to opportunistically grow the business through acquisitions. We believe that we are well-positioned to participate in a changing media landscape. For example, our 47 television stations (excluding the station we currently service under a services arrangement) reach 28% of U.S. television households when the UHF discount is applied, well below the 39% ownership cap which gives us ample headroom to pursue large vertical consolidations and other opportunities as we have done in the past. We also see accretive in-market consolidation opportunities within our existing footprint, where we have strong stations and mediums in large markets.

On February 15, 2018, we acquired, for approximately $325 million in cash, assets in San Diego consisting of KFMB-TV, the CBS affiliated station, KFMB-D2 (CW channel) and radio broadcast stations KFMB-AM and KFMB-FM. Through this transaction, we added a strong market to our portfolio. San Diego is the 29th largest U.S. TV market with 1.1 million households and the 17th largest radio market. KFMB-TV is the long-standing market leader in San Diego. It leads the market in audience ratings and share across all demographics and is number one in news across all major time slots. As a result of this acquisition, our U.S. television household reach increased by more than one million or one percentage point.

Competition

Our company competes for audience share and advertising revenues primarily with other local television broadcasters (including network-affiliated and independent) and with other advertising media, such as radio broadcasters, MVPDs, newspapers, magazines, direct mail and Internet media. Other sources of competition for our media stations include home video and audio recorders and players, direct broadcast satellite, low power television, Internet radio, video offerings (both wire line and wireless) of telephone companies as well as developing video services. Within their respective Designated Market Area (DMA), our stations compete for audience share and audience composition which is largely driven by program popularity. Our share of the DMA has a direct effect on the rates we are able to charge advertisers. MVPDs can also increase competition by bringing additional cable network channels and content into the DMA.

The advertising industry is dynamic and rapidly evolving. Our stations compete in the emerging local electronic media space, which includes the Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities and OTT. The technology that enables consumers to receive news and information continues to evolve.

Regulation

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

Television broadcast licenses generally are granted for eight year periods. They are renewable upon application to the FCC and usually are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee’s qualifications results in loss of the license. We believe that our stations operate in substantial compliance with the Communications Act and FCC regulations.

FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. In November 2017, the FCC adopted an order altering its regulations governing media ownership, generally making these regulations less restrictive. For example, the order eliminated the newspaper/broadcast cross-ownership rule, which generally prohibited an entity from holding an ownership interest in a daily print newspaper and a full-power broadcast station within the same market, and the television/radio cross-ownership rule, which imposed a number of limits on the ability to own television and radio stations in the same market. Under the revised FCC regulations that took effect on February 7, 2018, common ownership of two television stations in the same market will be permitted so long as at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition. Such transactions no longer will be subject to the “Eight Voices Test,” which required applicants seeking to acquire a second television station in a market to show that at least eight independently owned television stations would remain after the acquisition. Applications seeking FCC consent for a party to acquire control of two top four rated television stations in the same market will be considered on a case-by-case basis.

The November 2017 ownership order also eliminated a rule making certain joint advertising sales agreements (JSAs) attributable in calculating compliance with the ownership limits. Various parties - including cable operators and other advocates for more stringent broadcast ownership restrictions - opposed these and other changes adopted in the November 2017 order and have challenged the order in court. The FCC will continue to require the disclosure of shared services agreements (SSAs) in stations’ online public inspection files, though these agreements generally are not deemed to be attributable ownership interests. The FCC defines SSAs broadly to include a wide range of agreements between separately owned stations, including news sharing agreements and other agreements involving “station-related services.” We are party to a transition services agreement (which is similar to, but more limited than, the typical shared services agreement) and a JSA with a third party that owns a television station in Tucson, where we also own a television station. We are not party to any other JSAs. We are party to agreements in several other markets involving the limited sharing of certain equipment and resources; some of these agreements may qualify as SSAs subject to disclosure.

The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount), though the FCC’s decision in early 2017 to reinstate the UHF discount (reversing an earlier order that would have repealed the discount) has been challenged in court. In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 47 television stations (excluding the station we currently service under a services arrangement) reach approximately 28% of U.S. television households when the UHF discount is applied and approximately 33% without the UHF discount.

As permitted by the Communications Act and FCC rules, we require cable and satellite operators to negotiate retransmission consent agreements to retransmit our stations’ signals. Under the applicable statutory provisions and FCC rules, such negotiations must be conducted in “good faith.” FCC rules also provide stations with certain protections against cable and satellite operators importing duplicating network or syndicated programming broadcast by distant stations. Pay-TV interests and other parties continue to advocate for the FCC to alter or eliminate various aspects of the rules governing retransmission consent negotiations and stations’ exclusivity rights. If such changes were adopted, they could give cable and satellite operators leverage against broadcasters in retransmission consent negotiations and, as a result, adversely impact our revenue from retransmission and advertising.

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The repacking requires that certain television stations move to different channels, and some stations may have smaller service areas and/or experience additional interference. The legislation authorizing the incentive auction and repacking establishes a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. The FCC has notified us that 13 of our stations will be repacked to new channels. We estimate that we will incur approximately $34.0 million in capital expenditures associated with the repack of our 13 stations, of which approximately $19.0 million will be incurred in 2018. While we are eligible to seek reimbursement for costs associated with implementing these changes, the FCC has announced that aggregate reimbursement estimates from all eligible entities, after review and adjustment by the FCC’s reimbursement fund administrator, total $1.864 billion, or approximately $114 million more than is currently statutorily authorized for such reimbursements. Each repacked commercial television station, including each of our 13 repacked stations, has been allocated an initial reimbursement amount equal to approximately 52 percent of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Particular requests for reimbursement of actual costs incurred are subject to further FCC review and approval. Further reimbursement allocations will depend on the amount of funds actually drawn from the FCC’s reimbursement fund and whether any additional reimbursement funding is made available by Congress. We also own various low-power television stations, which are not entitled to repacking protection, some of which have been or will be displaced. Any such displaced low-power stations either would need to cease operations or be relocated to a new channel (if one is available) at our expense. It is still too early to assess the ultimate impact of the incentive auction and repacking upon our business, as this impact will depend upon numerous factors, including the actual operational effects of the channel changes implemented in the repacking and the degree to which our repacked stations are reimbursed.

In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. The content of this simulcast signal must be substantially similar to the programming aired on the ATSC 3.0 channel for a period of at least five years. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. We are evaluating potential ATSC 3.0 roll out plans, pending completion of the standard and coordination with repacking-related changes. In the event we elect to offer ATSC 3.0 service on any of our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

General Company Information

Our company was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. We listed shares publicly for the first time in 1967 and reincorporated in Delaware in 1972. In June 2015, we completed the spin-off of our former publishing businesses, and our company was renamed TEGNA. In addition, in May 2017, we completed the spin-off of our digital automotive business, Cars.com, and in July 2017, we completed the sale of our controlling ownership interest in CareerBuilder, completing our transformation into a pure-play media company. Our approximately 215.6 million outstanding shares of common stock are held by 6,189 shareholders of record as of January 31, 2018. Our headquarters is located at 7950 Jones Branch Drive, McLean, VA, 22107. Our telephone number is (703) 873-6600 and our website home page is www.tegna.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our investor website, under “Investor Relations” at www.tegna.com as soon as reasonably practical after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, copies of our annual reports will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including TEGNA Inc.

Employees

At the end of 2017, we employed 5,283 full-time and part-time people, all of whom were located in the U.S. The following table summarizes our employee headcount at the end of 2017 and 2016.

	2017	2016
Media (1)	5,108	4,908
Corporate	175	199
Digital	—	5,014
Total	5,283	10,121
(1) Our 2017 Media employee headcount includes approximately 200 DMS employees that were previously included in our Digital Segment in 2016.

Approximately 11% of our employees in the U.S. are represented by labor unions. They are represented by 24 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

Environmental Regulatory Matters

We are subject to various laws and government regulations concerning environmental matters and employee safety and health. U.S. federal environmental legislation that affects us include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). We are also regulated by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The Environmental Protection Agency (EPA), OSHA and other federal agencies have the authority to write regulations that have an effect on our operations.

In addition to these federal regulations, various states have authority under the federal statutes mentioned above. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. We believe that we have complied with such proceedings and orders at our stations without any materially adverse effect on our consolidated balance sheet, consolidated statements of income or consolidated statement of cash flows.

Environmental and Sustainability Initiatives

We are committed to managing our environmental impact responsibly and protecting the environment through our media programs and our charitable endeavors.

Our television stations regularly cover environmental and sustainability issues that affect their communities. In 2017, WWL dedicated an investigative team of journalists to explore failures by the city of New Orleans to adequately maintain and invest in the infrastructure of the city’s drainage system following widespread failures. The “Down the Drain” project resulted in a series of reports that led to community outrage, changes in municipal leadership, and a spotlight on a lack of environmental and sustainability initiatives in New Orleans. WZZM in Grand Rapids, Michigan reported on possible links between groundwater contamination in Kent County and now defunct tannery operations. As a result, the state legislature is considering changes in safe drinking water standards to address concerns. KING in Seattle, Washington revealed civilian workers at the Puget Sound Naval Shipyard were exposed to dangerous toxins for years, despite warnings from employees. WFAA in Dallas/Fort Worth, Texas, continued a series of investigative reports exposing links between groundwater contamination and fracking operations in the Barnett Shale. The ongoing investigative efforts raised questions from state lawmakers about the relationship between state regulators and the oil and gas industry. WFAA also continued its Project Green initiative, partnering with schools across North Texas to recognize educators who promote environmental and sustainability efforts.

We continue to focus on energy efficiency and reducing our carbon footprint. Efforts to digitize paper files has helped reduce paper storage and usage. Shredding of these paper files is part of a recycling program through a local business. Recycling copier waste toner cartridges, re-purposing office supplies, and the strategic placement of recycling waste containers throughout office space all contribute to a conscientious effort of responsibly managing our environmental impact. At our corporate offices in McLean, Virginia, we comply with the recycling guidelines set forth by Fairfax County and building management. This includes specialized recycling of electronics such as rechargeable batteries, computer peripherals and cell phones, as well as common everyday items such as cans, office paper and other paper products, glass and plastic bottles.
At our stations, sustained power and energy efficiency projects were initiated or completed in 2017 to reduce electrical and heating costs. This includes a LED tower lighting replacement at WBIR in Knoxville, Tennessee; new studio LED lighting at WHAS in Louisville, Kentucky, KUSA/KTVD in Denver, Colorado, and KSDK in St. Louis, Missouri; energy-efficient HVAC replacement at KTVB in Boise, Idaho; as well as A/C unit replacements at WTSP in Tampa, Florida, a new hot water heater at WUSA in Washington, DC, and boiler replacement at WBIR in Knoxville.
TEGNA employees and their families took part in 51 Make A Difference Day projects in 2017. Make A Difference Day is one of the largest annual single-days of service nationwide. Since 1992, volunteers and communities have come together on Make A Difference Day with a single purpose: to improve the lives of others. Volunteer efforts often include environmentally beneficial projects such as planting trees, plants or keyhole gardens and cleaning up debris and repairing community spaces.
The TEGNA Foundation supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. One of the TEGNA Foundation’s community action grant priorities is environmental conservation.

MARKETS WE SERVE

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel/Network	Affiliation Agreement Expires in	Market TV Households (5)	Founded
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2021	1,919,930	1970
	Phoenix	KPNX-TV: 12news.com	Ch. 12/NBC	2021	1,919,930	1953
	Tucson	KMSB-TV: tucsonnewsnow.com	Ch. 11/FOX	2019	433,330	1967
		KTTU-TV (1): tucsonnewsnow.com	Ch. 18/MNTV	2018	433,330	1984
Arkansas	Little Rock	KTHV-TV: thv11.com	Ch. 11/CBS	2019	522,530	1955
California	Sacramento	KXTV-TV: abc10.com	Ch. 10/ABC	2018	1,412,940	1955
	San Diego	KFMB-TV (6): cbs8.com	Ch. 8/CBS	2020	1,002,770	1949
Colorado	Denver	KTVD-TV: my20denver.com	Ch. 20/MNTV	2018	1,589,560	1988
		KUSA-TV: 9news.com	Ch. 9/NBC	2021	1,589,560	1952
District of Columbia	Washington	WUSA-TV: wusa9.com	Ch. 9/CBS	2019	2,492,170	1949
Florida	Jacksonville	WJXX-TV: firstcoastnews.com	Ch. 25/ABC	2018	700,890	1989
		WTLV-TV: firstcoastnews.com	Ch. 12/NBC	2021	700,890	1957
	Tampa-St. Petersburg	WTSP-TV: wtsp.com	Ch. 10/CBS	2019	1,879,760	1965
Georgia	Atlanta	WATL-TV: myatltv.com	Ch. 36/MNTV	2018	2,449,460	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2021	2,449,460	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2019	222,970	1953
Idaho	Boise	KTVB-TV (3): ktvb.com	Ch. 7/NBC	2021	264,300	1953
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2018	657,030	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2019	638,020	1957
		WUPL-TV (4): wupltv.com	Ch. 54/MNTV	2018	638,020	1955
Maine	Bangor	WLBZ-TV: wlbz2.com	Ch. 2/NBC	2021	125,970	1954
	Portland	WCSH-TV: wcsh6.com	Ch. 6/NBC	2021	367,720	1953
Michigan	Grand Rapids	WZZM-TV: wzzm13.com	Ch. 13/ABC	2018	689,950	1962
Minnesota	Minneapolis-St. Paul	KARE-TV: kare11.com	Ch. 11/NBC	2021	1,730,430	1953
Missouri	St. Louis	KSDK-TV: ksdk.com	Ch. 5/NBC	2021	1,189,890	1947
New York	Buffalo	WGRZ-TV: wgrz.com	Ch. 2/NBC	2021	592,750	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2021	1,145,270	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2019	672,650	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2021	1,447,310	1948
Oregon	Portland	KGW-TV (2): kgw.com	Ch. 8/NBC	2021	1,180,980	1956
South Carolina	Columbia	WLTX-TV: wltx.com	Ch. 19/CBS	2019	384,190	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2021	516,920	1956
Texas	Abilene-Sweetwater	KXVA-TV: myfoxzone.com	Ch. 15/FOX	2019	107,760	2001
	Austin	KVUE-TV: kvue.com	Ch. 24/ABC	2018	791,480	1971
	Beaumont-Port Arthur	KBMT-TV: 12newsnow.com	Ch. 12/ABC	2018	156,020	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2018	198,820	1964
	Dallas/Ft. Worth	WFAA-TV: wfaa.com	Ch. 8/ABC	2018	2,648,490	1949
	Houston	KHOU-TV: khou.com	Ch. 11/CBS	2019	2,467,140	1953
	San Angelo	KIDY-TV: myfoxzone.com	Ch. 6/FOX	2019	54,100	1984
	San Antonio	KENS-TV: kens5.com	Ch. 5/CBS	2019	924,480	1950
	Tyler-Longview	KYTX-TV: cbs19.tv	Ch. 19/CBS	2019	253,230	2008
	Waco-Temple-College Station	KCEN-TV: kcentv.com	Ch. 9/NBC	2021	346,750	1953
Virginia	Hampton/Norfolk	WVEC-TV: 13newsnow.com	Ch. 13/ABC	2018	673,820	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2021	1,880,750	1948
		KONG-TV: king5.com	Ch. 16/IND	N/A	1,880,750	1997
	Spokane	KREM-TV: krem.com	Ch. 2/CBS	2019	410,900	1954
		KSKN-TV: spokanescw22.com	Ch. 22/CW	2021	410,900	1983
(1) We service this station under service arrangements.
(2) We also own KGWZ-LD, a low power television station in Portland, OR.
(3) We also own KTFT-LD (NBC), a low power television station in Twin Falls, ID.
(4) We also own WBXN-CA, a Class A television station in New Orleans, LA.
(5) Market TV households is number of television households in each market, according to 2017-2018 Nielsen figures.
(6) KFMB also operates a sub-channel (CW channel), and two radio stations, KFMB (760 AM), and KFMB-FM (100.7 FM).

In addition to the above television station properties, we also have the following digital operations which support our television stations:
Premion: www.premionmedia.com Headquarters: New York, NY
G/O Digital (also known as Digital Marketing Services): www.godigitalmarketing.com Headquarters: Phoenix, AZ

INVESTMENTS We have non-controlling ownership interests in the following companies:
4Info: www.4info.com
Captivate: www.captivate.com
CareerBuilder: www.careerbuilder.com
Independent Media: www.independentmediainc.com
Kin Community: www.kincommunity.com
Pearl: www.pearltv.com
SnagFilms: www.snagfilms.com
Topix: www.topix.com
Tubi TV: www.tubitv.com
Video Call Center: www.thevideocallcenter.com
Whistle Sports: www.whistlesports.com

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

Changes in economic conditions in the U.S. markets we serve may depress demand for our products and services

We generate a significant portion of our revenues from the sale of advertising at our television stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. As a result, our operating results depend on the relative strength of the economy in our principal television markets as well as the strength or weakness of regional and national economic factors. A decline in economic conditions in the U.S. could have a significant adverse impact on our businesses and could significantly impact all key advertising revenue categories.

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produces the majority of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues being an important component. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies. These innovations may affect our ability to generate television audience, which may make our television stations less attractive to both household audiences and advertisers. This competition may make it difficult for us to grow or maintain our revenues.

We are dependent on advertising revenues, which, in turn, depend on a number of factors, some of which are cyclical and many of which are beyond our control

In 2017, 61% of our revenues were derived from television spot and digital advertising. Demand for advertising is highly dependent upon the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. During an economic downturn, demand for advertising may decrease. Our advertising revenues can also vary substantially from year to year, driven by the political election cycle (e.g., even years); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising, and the competitive nature of the elections impacting viewers within our stations’ markets. Advertising revenues will also vary based on the coverage of major sporting events (e.g., Olympics and Super Bowl) due to our high concentration of NBC stations.

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

As has historically been the case in the broadcast sector, loss of, or changes in, affiliation agreements or retransmission consent agreements could adversely affect operating results for our stations

Most of our stations are covered by our network affiliation agreements with the major broadcast television networks (ABC, CBS, NBC, and Fox). These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. The cost of network affiliation agreements represents a significant portion of our television operating expenses.

Each of our affiliation agreements has a stated expiration date (NBC-2021, CBS-2019, ABC-2018, Fox-2019). If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms, in some cases live or within a short period of the original network programming broadcast on local television stations, including those we own. An increase in the availability of network programming on alternative platforms that either bypass or provide less favorable terms to local stations - such as cable channels, the Internet and other distribution vehicles - may dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

Our retransmission consent agreements with major cable, satellite and telecommunications service providers permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 38% of our 2017 total revenues, and we expect subscription revenues to increase in 2018 and moving forward. As is the case in the broadcast television industry generally, if we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The spin-off of our Cars.com business and sale of our majority ownership interest in CareerBuilder has reduced the size and diversification of our business, which in turn increases our exposure to the changes and highly competitive environment of the broadcast industry.

We now operate as a single business segment which has more broadcast sector concentration. Broadcast companies operate in a highly competitive environment and compete for audiences, advertising and marketing services revenue and quality programing. Lower audience share, declines in advertising and marketing services spending, and increased programming costs would adversely affect our business, financial condition and results of operations.

In addition, the Federal Communications Commission (FCC) and Congress are contemplating several new laws and changes to existing media ownership and other broadcast-related regulations, regarding a wide range of matters (including permitting companies to own more stations in a single market, as well as owning more stations nationwide). Changes to FCC rules may lead to additional opportunities as well as increased uncertainty in the industry. We cannot be assured that we will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.

Changing regulations may also impair or reduce our leverage in negotiating affiliation or retransmission agreements, adversely affecting our revenues, or result in increased costs, reduced valuations for certain broadcasting properties or other impacts, all of which may adversely impact our future profitability. All of our television stations are required to hold television broadcasting licenses from the FCC; when granted, these licenses are generally granted for a period of eight years. Under certain circumstances, the FCC is not required to renew any license and could decline to renew future license applications.

Changes in the regulatory environment could increase our costs or limit our opportunities for growth

Our television stations are subject to various obligations and restrictions under the Communications Act and FCC regulations. These requirements may be affected by legislation, FCC actions, or court decisions, and any such changes may affect the performance of our business, such as by imposing new obligations or by limiting our television stations’ exclusivity or retransmission consent rights. In addition, although the FCC voted in November 2017 to reduce restrictions on local broadcast ownership, these regulatory changes could be overturned in pending court challenges or could be reversed in the future by Congress or the FCC. If broadcast ownership rules become more restrictive, our opportunities to grow our broadcast business through acquisitions or other strategic transactions could be impaired.

There could be significant liability if the spin-off of either the publishing businesses or Cars.com were determined to be a taxable transaction

In June 2015, we spun off our former publishing businesses, Gannett Co. Inc. (Gannett) and on May 31, 2017 we completed our spin-off of Cars.com, collectively “the spin-offs”. In connection with each of the spin-offs, we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and the spun-off businesses regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that either of the spin-offs are taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or the spin-off businesses after the separation. If either spin-off were determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates and terms as it matures

At December 31, 2017, we had approximately $3.01 billion in debt and approximately $1.49 billion of undrawn additional borrowing capacity under our revolving credit facility that expires in 2020. This debt matures at various times during the years 2018-2027. While our cash flow is expected to be sufficient to pay amounts when due, if operating results deteriorate significantly, a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $3.85 billion at December 31, 2017, representing approximately 78% of our total assets. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our media facilities are adequately equipped with the necessary television digital broadcasting equipment. We own or lease 51 transmitter facilities. All of our stations have converted to digital television operations in accordance with applicable FCC regulations. Our broadcasting facilities are adequate for present purposes. A listing of television station locations can be found on page 10.

Our digital businesses that support our media operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. Our facilities are adequate for present operations. We believe that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of our digital businesses locations can be found on page 11.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA. Information regarding outstanding shares, shareholders and dividends may be found on pages 1, 7 and 15 of this Form 10-K.

TEGNA Common Stock Prices

High-low range by quarters based on NYSE-composite prices. On May 31, 2017, we completed the previously announced spin-off of Cars.com creating two publicly traded companies. TEGNA’s common stock prices in and after the second quarter of 2017 reflect the price impact of the spin-off transaction.

		Dividends Paid Per Share	Common Stock Prices
Year	Quarter		Low	High
2017	First	$0.14	$21.27	$26.41
	Second	$0.14	$14.20	$26.11
	Third	$0.07	$12.05	$15.35
	Fourth	$0.07	$11.78	$14.43
	Total 2017	$0.42	$11.78	$26.41

2016	First	$0.14	$21.37	$25.08
	Second	$0.14	$21.77	$24.30
	Third	$0.14	$20.16	$25.00
	Fourth	$0.14	$18.02	$23.25
	Total 2016	$0.56	$18.02	$25.08

Following the Cars.com spin-off on May 31, 2017, we announced that we would begin paying a regular quarterly cash dividend of $0.07 per share. We paid dividends totaling $90.2 million in 2017 and $121.6 million in 2016. We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
10/1/17 - 10/31/17	335,000	$13.26	335,000	$295,559,223
11/1/17 - 11/30/17	—	—	—	$295,559,223
12/1/17 - 12/31/17	775,000	$13.66	775,000	$284,973,178
Total Fourth Quarter 2017	1,110,000	$13.54	1,110,000	$284,973,178

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million over the next three years. Under our former and current share repurchase programs, we spent $23.5 million in 2017 to repurchase 1.5 million of our shares, at an average price per share of $15.67. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2017, approximately $285 million remained under this authorization.

Comparison of shareholder return – 2013 to 2017

The following graph compares the performance of our common stock during the period December 30, 2012, to December 31, 2017, with the S&P 500 Index, and two peer group indices we selected.

Our 2016 peer group includes Angie’s List Inc., CBS Corp., Constant Contact Inc., Discovery Communications Inc., E.W. Scripps Company, Gray Television Inc., Groupon Inc., Harte Hanks Inc., IAC/InterActiveCorp, LinkedIn Corp., Media General, Inc., Meredith Corp., Monster Worldwide Inc., Nexstar Broadcasting Group Inc., Sinclair Broadcast Group Inc., Tribune Media Company, Yahoo Inc., and Yelp Inc. (collectively, the “2016 Peer Group”). Our 2016 Peer Group reflects our business segments prior to the Cars.com spin-off and the sale of our controlling interest in CareerBuilder and therefore includes both media and digital companies.

Our 2017 peer group includes CBS Corp., Discovery Communications Inc., E.W. Scripps Company, Graham Holdings Co., Gray Television Inc., Meredith Corp., Nexstar Media Group Inc., Scripps Networks Interactive, Sinclair Broadcast Group Inc., Tribune Media Company and Twenty-First Century Fox, Inc. (collectively, the “2017 Peer Group”). Our 2017 Peer Group reflects our post-spin business and therefore only includes media companies.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of each peer group index also are weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, the 2016 Peer Group and the 2017 Peer Group index at closing on December 31, 2012. It assumes that dividends were reinvested monthly with respect to our common stock (including, as it relates to the Gannett spin-off, the aggregate value of the former publishing businesses as distributed to our shareholders, and, as it relates to the Cars.com spin-off, the aggregate value of the former digital automotive marketplace business as distributed to our shareholders), daily with respect to the S&P 500 Index and monthly with respect to each 2016 and 2017 Peer Group company.

		INDEXED RETURNS
		Years Ending
	2012	2013	2014	2015	2016	2017
TEGNA Inc.	100	$169.49	$187.87	$203.19	$163.14	$186.47
S&P 500 Index	100	$132.39	$150.51	$152.59	$170.84	$208.14
2017 Peer Group	100	$159.97	$156.79	$120.91	$136.70	$153.61
2016 Peer Group	100	$179.22	$173.86	$137.26	$152.25	$205.42

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2013 through 2017 is contained under the heading “Selected Financial Data” on page 72 and is derived from our audited financial statements for those years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are an innovative media company that serves the greater good of our communities. Our business includes 47 television stations operating in 39 markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. Our digital marketing services (DMS) business is now reported within our Media business. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified substantially all of its historical financial results as discontinued operations for all periods presented. Historic Digital Segment results relate to our former Cofactor (sold in December 2016), Blinq (disposed in 2015) and PointRoll (sold in 2015) business units.

Consolidated Results from Operations

A consolidated summary of our results is presented below (in thousands).

	2017	Change	2016	Change	2015
Revenues:
Media	$1,903,026	(5%)	$1,994,120	16%	$1,713,982
Digital	—	****	9,968	(80%)	50,840
Total	1,903,026	(5%)	2,004,088	14%	1,764,822
Operating expenses:
Cost of revenues, exclusive of depreciation	933,718	17%	795,454	9%	728,131
Business units - Selling, general and administrative expenses, exclusive of depreciation	287,396	(13%)	331,028	4%	318,109
Corporate - General and administrative expenses, exclusive of depreciation	54,943	(6%)	58,692	(4%)	61,045
Depreciation	55,068	(1%)	55,369	(11%)	62,141
Amortization of intangible assets	21,570	(7%)	23,263	(5%)	24,517
Asset impairment and facility consolidation charges (gains)	4,429	(86%)	32,130	****	(59,415)
Total operating expenses	1,357,124	5%	1,295,936	14%	1,134,528
Total operating income	545,902	(23%)	708,152	12%	630,294
Equity income (loss) in unconsolidated investees, net	10,402	****	(3,414)	22%	(2,795)
Interest expense	(210,284)	(9%)	(231,995)	(15%)	(273,152)
Other non-operating expenses	(35,304)	51%	(23,452)	****	(8,681)
Total non-operating expense	(235,186)	(9%)	(258,861)	(9%)	(284,628)
Income before income taxes	310,716	(31%)	449,291	30%	345,666
(Benefit) provision for income taxes	(137,246)	****	140,171	21%	116,060
Income from continuing operations	447,962	45%	309,120	35%	229,606
(Loss) income from discontinued operations, net of tax	(232,916)	****	178,879	(39%)	293,080
Net Income	215,046	(56%)	487,999	(7%)	522,686
Net loss (income) attributable to noncontrolling interests from discontinued operations	58,698	****	(51,302)	(19%)	(63,164)
Net income attributable to TEGNA Inc.	273,744	(37%)	436,697	(5%)	459,522
Earnings from continuing operations per share - basic	2.08	45%	1.43	40%	1.02
Earnings from continuing operations per share - diluted	$2.06	46%	$1.41	41%	$1.00
**** Not meaningful

Revenues

During 2017, we changed the way we present certain revenues, which we now call Advertising and Marketing Services, to better reflect the way we sell our products and services to our clients. This category includes all sources of our traditional television and digital revenues including Premion, DMS and other digital advertising and marketing revenues across our platforms.

Also during 2017, the “Retransmission” revenue category was renamed “Subscription” to better reflect changes in that revenue stream, including the distribution of TEGNA stations on OTT streaming services.

As a result of these changes, revenues are grouped into the following categories: Advertising & Marketing Services (AMS), political, subscription, other, and our former digital businesses that were not classified as discontinued operations.The following table summarizes the year-over-year changes in these select revenue categories (in thousands):

	2017	Change	2016	Change	2015
Advertising and marketing services	$1,139,642	(8%)	$1,237,735	2%	$1,215,704
Political	23,258	(85%)	154,808	****	21,385
Subscription	718,750	24%	581,733	30%	448,583
Other	21,376	8%	19,844	(30%)	28,310
Former digital businesses	—	(100%)	9,968	(80%)	50,840
Total revenues	$1,903,026	(5%)	$2,004,088	14%	$1,764,822
**** Not meaningful

Revenue decreased $101.1 million, or 5%, in 2017 as compared to 2016. This net decrease was primarily driven by lower political revenue of $131.6 million, due to an expected decrease reflecting the absence of 2016 politically related advertising spending. In addition, the decrease was due to a decline in AMS revenue of $98.1 million, or 8%, in 2017. This decline was primarily due to the absence of Olympic revenue in 2017 as compared to $57.3 million in 2016 and lower DMS revenue due to the conclusion of a transition services agreement with Gannett. Partially offsetting the overall AMS decline was an increase in digital revenue, including Premion revenue. Partially offsetting the overall decrease was an increase in subscription revenue of $137.0 million, or 24%, due to the recent renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements.

Revenue increased $239.3 million, or 14%, in 2016 as compared to 2015. The increase was driven by political advertising, Summer Olympics advertising, and a substantial increase in subscription revenues. Political advertising revenue increased $133.4 million due to the presidential election year political spending. Political revenues are cyclical and higher in even years (e.g. 2016, 2018). Summer Olympic revenue of $57.3 million also contributed to the overall increase. Subscription revenues increased $133.1 million or 30% in 2016, reflecting retransmission agreements renewals, as well as annual rate increases for existing agreements. These increases were partially offset by a decrease of $40.9 million in revenue from our former digital businesses (Cofactor, Blinq, and PointRoll), which was sold in December 2016.

Costs of Revenue

Cost of revenue increased $138.3 million, or 17%, in 2017 as compared to 2016. This increase was primarily due to an $175.9 million increase in reverse compensation related programming costs (primarily driven by 11 of our stations paying NBC reverse compensation payments for the first time in 2017). This increase was partially offset by a decline in DMS costs of $18.7 million driven by the termination of the transition service agreement with Gannett, the absence of $11.4 million of expense related to our 2016 voluntary early retirement program, and a $7.4 million decrease in Cofactor expenses due to its disposition in 2016.

Cost of revenue increased $67.3 million, or 9%, in 2016 as compared to 2015. This increase was primarily due to an $88.6 million increase in programming costs.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general, and administrative expenses decreased $43.6 million, or 13%, in 2017 as compared to 2016. The decrease was primarily the result of a $19.3 million decline in DMS selling and advertising expense related to the termination of the transition service agreement with Gannett and a reduction of $2.2 million in severance expense. Also contributing to the decline was the absence of $8.6 million of Cofactor expenses, due to its disposition in December 2016, and the absence of $4.0 million of expense related to our 2016 voluntary early retirement program.

Business unit selling, general, and administrative expenses increased $12.9 million, or 4%, in 2016 as compared to 2015. The increase is primarily due to $4.0 million of expense related to our voluntary early retirement program and $2.2 million of severance expense for our DMS business.

Corporate - General and Administrative Expenses

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Statements of Income. These costs include activities that are not directly attributable or allocable to our media business operations. This category primarily consists of broad corporate management functions including legal, human resources, and finance, as well as activities and costs not directly attributable to the operations of our media business.

Corporate general and administrative expenses decreased $3.7 million, or 6%, in 2017 as compared to 2016. The decrease was primarily due to a reduction in severance expenses of $0.9 million incurred in 2017. The remaining difference is attributable to the right sizing of the corporate function in connection with the strategic actions impacting our former Digital Segment.

Corporate general and administrative expenses decreased $2.4 million, or 4%, in 2016 as compared to 2015. The fluctuation is due to the right sizing of the corporate function following the 2015 publishing businesses spin-off.

Depreciation Expense

Depreciation expense decreased $0.3 million, or 1%, in 2017 as compared to 2016. The decrease was primarily due to recent declines in the purchase of property and equipment, partially offset by additional depreciation related to a change in useful lives of certain broadcasting assets, including accelerated depreciation expense of $1.5 million in connection with the FCC channel repack process.

Depreciation expense decreased $6.8 million, or 11%, in 2016 as compared to 2015. The decrease was primarily due a decrease of $3.6 million in depreciation expense due to the sale of our corporate headquarters, and a $2.7 million decrease in depreciation expense due to the absence of property and equipment related to a business sold in 2015.

Amortization of Intangible Assets

Intangible asset amortization expense decreased $1.7 million, or 7%, in 2017 as compared to 2016 and $1.3 million, or 5%, in 2016 as compared to 2015. The decreases were a result of certain intangible assets associated with previous acquisitions reaching the end of their useful lives.

Asset Impairment and Facility Consolidation Charges (Gains)

Asset impairment and facility consolidation charges declined $27.7 million from a charge of $32.1 million in 2016 to a charge of $4.4 million in 2017. The 2017 charges primarily consisted of $0.9 million in net expenses related to Hurricane Harvey (expenses of $26.9 million, net of insurance proceeds of $26.0 million), $1.4 million related to the consolidation of office space at our DMS business unit and corporate headquarters, and $2.2 million of non-cash impairment charges incurred by our broadcast station related to a building sale. The 2016 charges were comprised of a goodwill impairment charge of $15.2 million (for our former Cofactor business), a $6.3 million impairment related to a programming asset, a $4.7 million impairment charge related to a long-lived-asset, and a $4.6 million lease related charge (for our former Cofactor business).

Asset impairment and facility consolidation charges (gains) fluctuated $91.5 million from gains of $59.4 million in 2015 to charges of $32.1 million in 2016. The year-over-year fluctuation was primarily driven by the $89.9 million net gain from the sale of our corporate headquarters building in 2015.

Operating Income

Operating income decreased $162.3 million, or 23%, in 2017 as compared to 2016. The decrease was driven by the changes in revenue and operating expenses described above. Our operating margins were lower at 28.7% in 2017 compared to 35.3% in 2016, primarily driven by the increase in programming expenses and absence of $131.6 million of political revenue compared to 2016.

Operating income increased $77.9 million, or 12%, in 2016 as compared to 2015, primarily driven by the changes in revenue and operating expenses discussed above. Our operating margins were consistent in 2016, 35.3%, compared to 35.7% in 2015, as 2016 increases in revenues were offset by 2016 increases in programming expenses and the absence of the 2015 gain on sale of our corporate headquarters building.

Payroll and programming expense trends:

Payroll and programming expenses are the two largest elements of our normal operating expenses, and are summarized below, expressed as a percentage of total pre-tax operating expenses. Payroll expenses as a percentage of total pre-tax operating expenses decreased in 2017 primarily due to increases in programming expenses, which now make up a larger percentage of operating costs, and lower headcount as a result of right sizing of the corporate function in connection with the strategic actions impacting our former Digital Segment, and at DMS driven by the conclusion of the transition service agreement with Gannett. Programming expenses as a percentage of total pre-tax operating expenses have increased due to an increase in reverse compensation payments (primarily driven by 11 of our stations paying NBC reverse compensation payments for the first time in 2017).

	Percentage of total pre-tax operating expenses
Expense Category	2017	2016	2015
Payroll expenses	31.3%	34.6%	44.0%
Programming expenses	32.4%	20.4%	15.4%

Non-operating income and expense

Equity income (loss): This income statement category reflects earnings or losses from our equity method investments. Equity income (loss) fluctuated $13.8 million from losses of $3.4 million in 2016 to earnings of $10.4 million in 2017. The fluctuation was primarily due to a $17.5 million gain we recorded in 2017 as a result of the sale of our Livestream investment. This gain was partially offset by a $2.6 million impairment of an equity method investment recorded in 2017.

Between 2015 and 2016, equity (losses) increased $0.6 million, from a loss of $2.8 million in 2015 to a loss of $3.4 million in 2016. This is driven by fluctuations in our share of earnings from our equity method investments.

Interest expense: Interest expense decreased $21.7 million, or 9%, in 2017 as compared to 2016, primarily due to lower average outstanding total debt balance, due to the $609.9 million mid-year paydown of our revolving credit facility and the accelerated repayment of $280 million of principal on unsecured notes due in October 2019 (which will result in approximately $14.4 million of interest expense savings in 2018). The total average outstanding debt was $3.59 billion in 2017 compared to $4.25 billion in 2016. The decline in outstanding debt was partially offset by an increase in the weighted average interest rate on total outstanding debt which was 5.57% in 2017, compared to 5.29% in 2016.

Interest expense decreased $41.2 million, or 15%, in 2016 as compared to 2015, primarily due to lower average outstanding total debt balance and a lower average interest rate, reflecting the extinguishment of higher cost debt in 2015 and 2016, including the 10% senior notes and 7.125% notes that we repaid in April and November of 2016, respectively. The total average outstanding debt was $4.25 billion in 2016 compared to $4.37 billion in 2015. The weighted average interest rate on total outstanding debt was 5.29% in 2016, compared to 5.98% in 2015.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 26 and in Note 6 to the consolidated financial statements.

Other non-operating expenses: Other non-operating expenses increased $11.8 million from $23.5 million in 2016 to $35.3 million in 2017. The 2017 non-operating expenses primarily consisted of $18.7 million in transaction costs associated with strategic actions (primarily the Cars.com spin-off). The 2017 non-operating expenses also consisted of $6.6 million in costs incurred in connection with the early extinguishment of debt, a $5.8 million loss associated with the write-off of a note receivable from one of our former equity method investments, and a $3.9 million impairment of our stock investment in Gannett. The 2016 non-operating expenses primarily consisted of $21.0 million in costs associated with the spin-off of our Cars.com business unit and acquisition related costs.

Other non-operating expenses increased $14.8 million from $8.7 million in 2015 to $23.5 million in 2016. The 2016 non-operating expenses primarily consisted of $21.0 million in expenses associated with the spin-off of our Cars.com business unit. Our 2015 non-operating expenses consisted of $46.8 million in expenses related to the spin-off of our former publishing business and $5.9 million in costs incurred in connection with the early extinguishment of debt. These 2015 expenses were offset by a gain of $43.8 million on the sale of a business.

(Benefit) provision for income taxes

On December 22, 2017, Pub. L. No. 115-97, commonly known as the Tax Cuts and Jobs Act (the Act), was enacted into law. Among other provisions, the Act lowered the corporate tax rate from 35% to 21% as of January 1, 2018. The Act also contains certain provisions that will partially reduce the benefit of the lower corporate tax rate, most notably for us is the repeal of the domestic manufacturing deduction. Overall, we believe the Act will be beneficial to us, lowering our effective tax rate and cash tax payments.

We are required to revalue our deferred tax assets and deferred tax liabilities as of the Act’s enactment date to reflect the future impact of the 21% corporate tax rate. This resulted in a one-time $221 million deferred tax benefit being recorded in the fourth quarter statement of income, and a reduction to our December 31, 2017 net deferred tax liability as compared to the ending 2016 net deferred tax liability. This deferred tax benefit will be updated upon the filing of our 2017 income tax returns in late 2018.

We reported pre-tax income from continuing operations attributable to TEGNA of $310.7 million for 2017. The effective tax rate on pre-tax income was -44.2% including a 71% or $221 million one-time deferred tax benefit recorded in conjunction with the Act. We reported pre-tax income from continuing operations attributable to TEGNA of $449.3 million for 2016. The effective tax rate on pre-tax income was 31.2%. The 2017 effective tax rate decreased as compared to 2016 primarily due to the recognition of the one-time deferred tax benefit recorded in conjunction with the Act.

We reported pre-tax income from continuing operations attributable to TEGNA of $345.6 million for 2015. The 2015 provision for income taxes reflects nondeductible transaction costs and effective tax rate changes associated with the spin-off of our former publishing business. The effective tax rate in 2015 was 33.6%.

Taking into account the Act’s new 21% corporate tax rate and the Act’s other provisions, we currently anticipate the combined federal and state effective tax rate will be between 23% and 25% for calendar year 2018. We expect our cash taxes will decline by approximately $35 million in 2018 as a result of the new legislation, and plan to reinvest the proceeds to pursue organic and inorganic growth opportunities during 2018. Further information concerning income tax matters is contained in Note 5 of the consolidated financial statements.

Net income from continuing operations

Net income from continuing operations and related per share amounts are presented in the table below (in thousands, except per share amounts).

	2017	Change	2016	Change	2015
Net income from continuing operations	$447,962	45%	$309,120	35%	$229,606
Per basic share	2.08	45%	1.43	40%	1.02
Per diluted share	$2.06	46%	$1.41	41%	$1.00

We reported net income from continuing operations of $448.0 million or $2.06 per diluted share for 2017 compared to $309.1 million or $1.41 per diluted share for 2016. Our 2017 earnings per share was benefited by approximately $1.02 as a result of one-time deferred tax benefit recorded in connection with the Act (as discussed above).

Earnings per share also benefited from a net decrease of approximately 2.2 million diluted shares from December 31, 2016 to December 31, 2017, and approximately 10.0 million diluted shares from December 31, 2015, to December 31, 2016, as a result of share repurchases, which were partially offset by share issuances under our stock-based award programs.

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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Executive Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, Adjusted revenues and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, charges related to asset impairment and facility consolidations, gain on sale and an impairment of equity method investments, gains/losses related to business disposals, costs associated with debt repayment, TEGNA Foundation donations, costs associated with the Cars.com spin-off transaction, and certain tax benefits associated with the impact of tax reform that was enacted in December 2017. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses, charges and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as spin-off transaction expenses and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cashflows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges and credits affecting reported results: Our results for the year ended December 31, 2017, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Severance charges which included payroll and related benefit costs;

•	Operating asset impairment related to damage caused by Hurricane Harvey and the consolidation of office space at our DMS business unit and corporate headquarters;

•	Gain on sale and an impairment of equity method investments;

•
Other non-operating expenses associated with costs of the spin-off of our Cars.com business unit, charitable donations made to the TEGNA Foundation, non-cash asset impairment charges associated with write off of a note receivable from an equity method investment; costs incurred in connection with the early extinguishment of debt; and

•
Special deferred tax benefits related to tax reform that was enacted in December 2017, deferred tax remeasurement attributable to the spin-off of our Cars.com business unit and a deferred tax adjustment related to a previously-disposed business.

Results for the year ended December 31, 2016, included the following special items:

•	Severance charges primarily related to a voluntary retirement program at our Media Segment (which included payroll and related benefit costs);

•	Non-cash asset impairment and facility consolidation charges primarily associated with goodwill, operating assets, and an operating lease;

•	Impairment of an equity method investment;

•
Non-operating costs primarily associated with the anticipated spin-off of our Cars.com business unit, acquisition related costs, loss on sale of Cofactor business, and equity method investment impairments; and

•	Special tax benefit related to the release of a portion of our capital loss valuation allowance due to the sale of certain deferred compensation plan investments.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year Ended Dec. 31, 2017	GAAP measure	Severance expense	Operating asset impairment	Net gain on equity method investment	Other non-operating items	Tax reform and other special tax benefits	Non-GAAP measure
Operating expenses	$1,357,124	$(4,466)	$(4,429)	—	$—	$—	$1,348,229
Operating income	545,902	4,466	4,429	—	—	—	554,797
Equity income (loss) in unconsolidated investments, net	10,402	—	—	(14,877)	—	—	(4,475)
Other non-operating (expenses) income	(35,304)	—	—	—	40,454	—	5,150
Total non-operating expenses	(235,186)	—	—	(14,877)	40,454	—	(209,609)
Income before income taxes	310,716	4,466	4,429	(14,877)	40,454	—	345,188
(Benefit) provision for income taxes	(137,246)	1,719	1,649	720	9,827	233,174	109,843
Net income from continuing operations	447,962	2,747	2,780	(15,597)	30,627	(233,174)	235,345
Net income from continuing operations per share - diluted	$2.06	$0.01	$0.01	$(0.07)	$0.14	$(1.07)	$1.08

		Special Items
Year Ended Dec. 31, 2016	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Other non-operating items	Special tax benefit	Non-GAAP measure
Operating expenses	$1,295,936	$(23,959)	$(32,130)	$—	—	$—	$1,239,847
Operating income	708,152	23,959	32,130	—	—	—	764,241
Equity (loss) income in unconsolidated investments, net	(3,414)	—	—	1,869	—	—	(1,545)
Other non-operating (expenses) income	(23,452)	—	—	—	25,331	—	1,879
Total non-operating expenses	(258,861)	—	—	1,869	25,331	—	(231,661)
Income before income taxes	449,291	23,959	32,130	1,869	25,331	—	532,580
Provision (benefit) for income taxes	140,171	9,288	12,456	725	(4,140)	3,339	161,839
Net income from continuing operations	309,120	14,671	19,674	1,144	29,471	(3,339)	370,741
Net income from continuing operations per share - diluted	$1.41	$0.07	$0.09	$0.01	$0.13	$(0.02)	$1.69
Note: Totals may not sum due to rounding.

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results between 2017 and 2016. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2017	Change	2016
Adjusted operating expenses	$1,348,229	9%	$1,239,847
Adjusted operating income	554,797	(27%)	764,241
Adjusted equity (loss) income in unconsolidated investments, net	(4,475)	****	(1,545)
Adjusted other non-operating income	5,150	****	1,879
Adjusted total non-operating (income)	(209,609)	(10%)	(231,661)
Adjusted income before income taxes	345,188	(35%)	532,580
Adjusted provision for income taxes	109,843	(32%)	161,839
Adjusted net income from continuing operations	235,345	(37%)	370,741
Adjusted net income from continuing operations per share - diluted	$1.08	(36%)	$1.69
**** Not meaningful

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	2017	Change	2016

Advertising & Marketing Services (a)	$1,139,642	(8%)	$1,237,735
Political	23,258	(85%)	154,808
Subscription	718,750	24%	581,733
Other	21,376	8%	19,844
Cofactor	—	(100%)	9,968
Total company revenues (GAAP basis)	$1,903,026	(5%)	$2,004,088
Factors impacting comparisons:
Estimated incremental Olympic and Super Bowl	$(323)	(99%)	$(37,533)
Political	(23,258)	(85%)	(154,808)
Cofactor (sold in December 2016)	—	(100%)	(9,968)
Discontinued digital marketing services	(16,673)	(69%)	(54,532)
Total company revenues (Non-GAAP basis)	$1,862,772	7%	$1,747,247
(a) Includes traditional advertising, digital advertising as well as revenue from our DMS business.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income is presented below:

In thousands of dollars
	2017	Change	2016
Net income from continuing operations (GAAP basis)	$447,962	45%	$309,120
(Benefit) provision for income taxes	(137,246)	****	140,171
Interest expense	210,284	(9%)	231,995
Equity (income) loss in unconsolidated investments, net	(10,402)	****	3,414
Other non-operating expense	35,304	51%	23,452
Operating income (GAAP basis)	$545,902	(23%)	$708,152
Severance expense	4,466	(81%)	23,959
Asset impairment and facility consolidation charges	4,429	(86%)	32,130
Adjusted operating income (non-GAAP basis)	$554,797	(27%)	$764,241
Depreciation	55,068	(1%)	55,369
Amortization of intangible assets	21,570	(7%)	23,263
Adjusted EBITDA - (non-GAAP basis)	$631,435	(25%)	$842,873
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	53,034	(5%)	55,970
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$684,469	(24%)	$898,843
**** Not meaningful

Adjusted EBITDA margin was 36% (without corporate expense) and 33% including corporate. Our total Adjusted EBITDA decreased $211.4 million or 25% in 2017 compared to 2016. The decrease was primarily driven by higher programming costs (primarily driven by 11 of our stations paying NBC reverse compensation payments for first time in 2017) and the expected absence of Olympic and political revenue in 2017.

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $309.3 million for the year ended December 31, 2017, compared to $588.6 million for the same period in 2016. Cash flows include the operations of our former publishing businesses (through its spin-off date of June 29, 2015), Cars.com (through its spin-off date of May 31, 2017), and CareerBuilder (through its date of sale on July 31, 2017). Our 2017 free cash flow was lower than 2016 due to the same factors affecting cash flow from operating activities summarized within “Liquidity and capital resources” discussed below.
Reconciliations from “Net cash flow from operating activities” to “Free cash flow” are presented below (in thousands):

	2017	2016	2015	2014	2013
Net cash flow from operating activities	$386,211	$683,429	$651,231	$847,540	$511,488
Purchase of property and equipment	(76,886)	(94,796)	(118,767)	(150,354)	(110,407)
Free cash flow	$309,325	$588,633	$532,464	$697,186	$401,081

FINANCIAL POSITION

Liquidity and capital resources

Our cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest expense, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets. As we summarize below, during 2017 we have completed several strategic actions that have positioned us to be able to pursue strategic acquisition opportunities that may develop in our sector, invest in new content and revenue initiatives, and grow revenue in fiscal year 2018.

During the second quarter we completed our spin-off of Cars.com which resulted in a one-time tax-free cash distribution of $650.0 million to TEGNA. We used $609.9 million of the distribution proceeds to fully pay down our then outstanding revolving credit agreement borrowings.

On July 31, 2017, we sold our controlling ownership interest in CareerBuilder. Our share of the pre-tax net cash proceeds from the sale was $198.3 million, net of cash transferred of $36.6 million. Additionally, prior to the sale, CareerBuilder issued a final dividend to its selling shareholders, of which $25.8 million was retained by TEGNA. In October 2017, we used the net proceeds from the CareerBuilder sale and cash on hand, including the remaining cash distribution proceeds from Cars.com of $40.1 million, to early retire $280.0 million of principal of unsecured notes due in October 2019.

Our strategic actions and operating cash flows enabled our Board of Directors to approve two key capital allocation initiatives. First, we have been paying a regular quarterly cash dividend. We paid dividends totaling $90.2 million in 2017. Second, in the third quarter of 2017, our Board of Directors approved a new share repurchase program for up to $300 million of our common stock over the next three years. See the “Capital stock” section below for more information on the share repurchase program.

As of December 31, 2017, our total long-term debt, net of unamortized discounts and deferred financing costs, was $3.01 billion. Cash and cash equivalents as of December 31, 2017 totaled $98.8 million.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, has provided adequate liquidity to meet our internal investment requirements, as well as acquisitions. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A - Risk Factors for further discussion.

Our cash flows include the operations of Cars.com (through its spin-off date of May 31, 2017) and CareerBuilder (through its date of sale on July 31, 2017). The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flows (in thousands):

	2017	2016	2015
Cash and cash equivalents at beginning of year	$76,920	$129,200	$118,484
Operating activities:
Net income	215,046	487,999	522,686
Non-cash adjustments	209,026	287,852	317,551
Changes in working capital	(40,798)	(61,327)	(64,638)
Changes in other assets and liabilities	2,937	(31,095)	(124,368)
Net cash flows from operating activities	386,211	683,429	651,231
Net cash provided by (used for) investing activities	174,819	(273,276)	217,276
Net cash (used for) financing activities	(539,149)	(462,433)	(857,791)
Net change in cash and cash equivalents	21,881	(52,280)	10,716
Cash and cash equivalents at end of year	$98,801	$76,920	$129,200

Operating Activities

2017 compared to 2016: Our net cash flow from operating activities was $386.2 million in 2017, compared to $683.4 million in 2016. The decrease was primarily due to higher programming costs of $175.9 million (primarily due to the NBC affiliation agreement), the decline in political revenue of $131.6 million, and the decline of approximately $230.9 million of operating cash flow from Cars.com and CareerBuilder. These decreases were partially offset by an increase in subscription revenue of $137.0 million and declines in tax payments of $51.6 million and interest payments of $25.0 million. Also partially offsetting the net operating cash flow decrease was a cash inflow received in 2017 of $32.6 million from a spectrum channel sharing agreement.

2016 compared to 2015: Our net cash flow from operating activities was $683.4 million in 2016, compared to $651.2 million in 2015. Operating cash flow in 2016 increased due to the absence of any pension contributions to our principal retirement plan (we made a special $100.0 million contribution in 2015 at the time of the publishing spin). In addition, operating cash flow increased due to higher revenue in 2016 largely driven by political spending. Partially offsetting these increases in cash flow from operating activities was a $101.0 million increase in income tax payments (due to higher taxable income), and the absence of our former publishing businesses which generated approximately $27.0 million of operating cash flow in the first half of 2015 (through the spin-off date of June 29, 2015).

Investing Activities

2017 compared to 2016: Net cash provided by investing activities was $174.8 million in 2017 compared to cash used for investing activities of $273.3 million in 2016. The 2017 net cash inflow was primarily a result of the sale of the majority of our ownership in CareerBuilder, which provided $198.3 million of proceeds, net of cash transferred. Additionally, we had cash inflow of $36.5 million from the sale of assets, primarily comprised of proceeds of $21.3 million from the sale of our partial ownership in

Livestream and $14.6 million from the sale of our Gannett Co., Inc., common stock. These inflows were partially offset by purchases of property and equipment of $76.9 million in 2017.

The 2016 net cash used for investing activities of $273.3 million was primarily comprised of $206.1 million paid for the acquisitions of businesses (net of cash acquired), including DealerRater, Aurico, and Workterra. DealerRater was part of the Cars.com spin-off and Aurico and Workterra were included in the sale of our majority ownership in CareerBuilder, both occurring in 2017. Also contributing to the net outflow was the purchase of property and equipment in the amount of $94.8 million. Partially offsetting these outflows was $40.0 million of inflow from the sale of investments, primarily consisting of non-operating investments.

2016 compared to 2015: Net cash used by investing activities was $273.3 million in 2016 compared to cash provided by investing activities of $217.3 million in 2015. The difference between periods was primarily attributable to proceeds received in 2015 of $411.0 million related to sales of assets (primarily the sales of our corporate headquarters and Seattle broadcast buildings) and the sale of businesses (primarily Gannett Healthcare, Clipper and PointRoll). The year-over-year change was also attributable to the increase in cash paid for acquisitions from $54.0 million in 2015 to $206.1 million in 2016.

Financing Activities

2017 compared to 2016: Net cash used for financing activities was $539.1 million in 2017 compared to $462.4 million in 2016. The 2017 net outflow of cash for financing activities was primarily due to debt activity and dividends. With regards to 2017 debt activity, prior to the completion of the spin-off, Cars.com borrowed approximately $675.0 million under a revolving credit facility agreement, while incurring $6.2 million of debt issuance costs. The proceeds were used to make a one-time tax-free cash distribution of $650.0 million from Cars.com to TEGNA. We used most of the cash received to pay down our then-outstanding revolving credit balance of $609.9 million. Total net payments on the revolving credit facility in 2017 were $635.0 million. Additionally, we used $412.3 million to pay down other existing debt, $90.2 million to pay dividends, and $23.5 million to repurchase common stock.

The 2016 net financing outflow of $462.4 million was primarily a result of stock repurchases of $161.9 million and dividend payments of $121.6 million. Additionally, we had a net debt outflow of $137.6 million primarily comprised of $310.0 million of borrowings which were partially offset by debt repayments of $447.6 million.

2016 compared to 2015: Net cash used for financing activities was $462.4 million in 2016 compared to $857.8 million in 2015. The difference between periods is primarily due to 2016 decreases in: debt repayments of $170.0 million; repurchases of our common stock of $109.0 million; and a one-time cash transfer in 2015 of $63.0 million to our former publishing businesses in connection with its spin-off.

Long-term debt

As of December 31, 2017, our outstanding debt, net of unamortized discounts and deferred financing costs, was $3.01 billion and mainly is in the form of fixed rate notes. See “Note 6 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt.

Our primary source of long-term debt is our revolving credit facility that expires on June 29, 2020 (the Amended and Restated Competitive Advance and Revolving Credit Agreement). On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the expiration date of the credit agreement on June 29, 2020. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.5 billion. As of December 31, 2017, we were in compliance with all covenants contained in our debt and credit agreements.

Below is a summary of our 2017 debt activity:

•
In connection with and prior to the completion of its spin-off, Cars.com borrowed an aggregate principal amount of approximately $675.0 million under a revolving credit facility agreement. The proceeds were used to make a tax-free distribution of $650.0 million from Cars.com to TEGNA. In the second quarter of 2017, we used $609.9 million of the tax-free distribution proceeds to fully pay down our then-outstanding revolving credit agreement borrowings plus accrued interest.

•
In October 2017, we used the net proceeds from the CareerBuilder sale and other cash on hand, including the remaining cash distribution from Cars.com, to retire $280.0 million of principal of our unsecured notes due in October 2019 on an accelerated basis. We redeemed the 5.125% notes by paying 101.281% of the outstanding principal amount in accordance with the original terms.

•
As of December 31, 2017, we had unused borrowing capacity of $1.49 billion under our revolving credit facility. On February 15, 2018 we acquired the assets of KFMB-TV, the CBS affiliate in San Diego, KFMB-D2 (the CW station in San Diego), and radio stations KFMB-AM and KFMB-FM in San Diego. The transaction price was approximately $325 million in cash, which we funded through the use of available cash and borrowings under our revolving credit facility.

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

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loans and fixed rate notes due in 2018 and 2019. Based on this refinancing assumption, all of the obligations other than the VIE unsecured floating rate term loan due prior to 2020 are reflected as maturities for 2020 (in thousands).

2018 (1)	$646
2019	—
2020 (2)	1,265,500
2021	350,000
Thereafter	1,415,000
Total	$3,031,146

(1) Amortization of term debt due in 2018 and 2019 are assumed to be repaid with funds from the revolving credit agreement, which matures in 2020. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities is $121 million in 2018 and $420 million in 2019.

(2) Assumes current revolving credit agreement borrowings comes due in 2020 and credit facility is not extended.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2017 (in thousands).

Contractual obligations	Payments due by period
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$3,031,146	$646	$1,265,500	$350,000	$1,415,000
Interest payments (2)	864,259	166,566	287,544	196,448	213,701
Operating leases (3)	109,353	17,933	20,458	17,036	53,926
Purchase obligations (4)	104,558	75,030	26,574	2,771	183
Programming contracts (5)	1,117,903	421,602	694,078	1,508	715
Other noncurrent liabilities (6)	94,515	42,016	12,152	12,386	27,961
Total	$5,321,734	$723,793	$2,306,306	$580,149	$1,711,486

(1)	Long-term debt includes scheduled principal payments only. We have contractual debt maturities of $121 million in 2018. See Note 6 to the consolidated financial statements for further information.

(2)
We have no outstanding borrowings under our revolving credit facility as of December 31, 2017. Interest on the senior notes is based on the stated cash coupon rate and excludes the amortization of debt issuance discount. The floating rate term loan interest rates are based on the actual rates as of December 31, 2017.

(3)	See Note 12 to the consolidated financial statements.

(4)
Includes purchase obligations pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2017, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(5)	Programming contracts include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements.

(6)
Other noncurrent liabilities consist of both unfunded and under-funded postretirement benefit plans. Unfunded plans include the TEGNA Supplemental Retirement Plan and the TEGNA Retiree Welfare Plan. Employer contributions, which equal the expected benefit payments, are reflected in the table above over the next ten-year period. Our under-funded pension plan is the TEGNA Retirement Plan (TRP). We expect contributions to the TEGNA Retirement Plan in 2018 of $10.7 million and $30.6 million for the SERP. TRP contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, approximately $15 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a further discussion of income taxes.

Capital stock

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million over the next three years. As of December 31, 2017, we have $285.0 million remaining under this authorization. The table below summarizes our share repurchases during the past three years (in thousands).

	Repurchases made in fiscal year
Stock repurchases	2017	2016	2015
Number of shares purchased	1,498	6,983	9,623
Dollar amount purchased	$23,480	$161,891	$271,030

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

Our common stock outstanding at December 31, 2017, totaled 214,930,653 shares, compared with 214,487,800 shares at December 31, 2016.

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

Our primary source of revenue is through the sale of advertising time on our television stations. Advertising revenues are recognized, net of agency commissions, in the period when the advertisements are aired. We also earn subscription revenue (formerly retransmission revenue) from retransmission consent arrangements. Under these agreements, we receive cash consideration from multichannel video programming distributors (e.g., cable and satellite providers) and over the top (OTT) providers in return for our consent to permit the cable/satellite/OTT provider to retransmit our television signal. Consent fees are recognized over the contract period based on a negotiated fee per subscriber. Subscription revenues have increased as a percentage of overall revenue in recent years. In 2017, such revenues accounted for approximately 38% of overall revenue compared to 29% in 2016. In addition, we also generate online advertising revenue through the display of digital advertisements across various digital platforms. Online advertising agreements typically take the form of an impression-based contract, fixed fee time-based contract or transaction based contract. The customers are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an advertisement. Revenue is recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for impression and transaction based contracts.

Goodwill: As of December 31, 2017, our goodwill balance was $2.58 billion and represented approximately 52% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances occurred that indicate the fair value of a reporting unit may be below its carrying amount.

Goodwill is tested for impairment at a level referred to as the reporting unit. A reporting unit is a business for which discrete financial information is available and segment management regularly reviews the operating results. The level at which we test goodwill for impairment requires us to determine whether the operations below the operating segment level constitute a reporting unit. We have determined that our one segment, Media, consists of a single reporting unit.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2017, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

When performing the quantitative test, we determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the reporting unit’s goodwill is impaired and we recognize an impairment loss equal to the difference between the reporting unit’s carrying amount and fair value.

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2017, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value. For the Media reporting unit, the estimated value would need to decline by over 70% to fail the quantitative goodwill impairment test. We do not believe that the reporting unit is currently at risk of incurring a goodwill impairment in the foreseeable future.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. Fair value of the reporting unit also depends on the future strength of the economy in our principal media markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of the reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.

In connection with the strategic review and sale process for CareerBuilder, during the second quarter of 2017, we performed an interim impairment test for our former CareerBuilder reporting unit within our Digital Segment, and as a result recorded a goodwill impairment charge of $332.9 million which has been recorded within loss from discontinued operations in the accompanying Consolidated Statements of Income.

Indefinite Lived Intangibles: This asset grouping consists of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2017, indefinite lived intangible assets were $1.19 billion and represented approximately 24% of our total assets.

Indefinite lived assets are not subject to amortization and, as a result, they are tested for impairment annually (on the first day of our fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we would not have to perform the quantitative analysis. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2017, we elected not to perform the optional qualitative assessment; and instead, we performed the quantitative impairment test.

The fair value of each FCC broadcast license was determined using an income approach referred to as the Greenfield method. This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market for a new entrant, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. We performed a quantitative analysis on all of our FCC licenses on the impairment testing date and each fair value exceeded the carrying value by more than 30%, and therefore, concluded that no impairment existed. Future increases in discount rate assumptions could cause a decline in the fair value of our FCC licenses which may result in a future impairment charge. For example, a 50 basis point increase in the discount rate would cause the fair value of our FCC license with the lowest clearance to exceed its carrying value by 20%.

Pension Liabilities: Certain employees participate in qualified and nonqualified defined benefit pension plans (see Note 7 to Financial Statements). Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). We also sponsor the TEGNA Supplemental Retirement Plan (SERP) for certain employees. Substantially all participants in the TRP and SERP had their benefits frozen before 2009, and in December 2017, we froze all remaining accruing benefits for certain grandfathered SERP participants.

We recognize the net funded status of these postretirement benefit plans under GAAP as a liability on our Consolidated Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.

The plan assets and benefit obligations are measured at December 31 of each year, or more frequently, upon the occurrence of certain events such as a plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, participant mortality rates and the expected long-term rate of return on plan assets. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension expense in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

The most important assumptions include the discount rate applied to pension plan obligations and the expected long-term rate of return on plan assets related for the TRP (the SERP is an unfunded plan). The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. A decrease in discount rates would increase pension obligations.

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For December 31, 2017 measurement, we assumed a rate of 7.00% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2018 by approximately $2.1 million. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses.

For the December 31, 2017 measurement, the assumption used for the discount rate was 3.65% for our principal retirement plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate at the end of 2017 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $27.0 million. A 50 basis points change in the discount rate used to calculate 2018 expense would have changed total pension plan expense for 2017 by approximately $0.5 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than that reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as non-deductible goodwill) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2017, deferred tax asset valuation allowances totaled $136.4 million, primarily related to federal and state capital losses, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We have $346.1 million in floating interest rate obligations outstanding on December 31, 2017, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $1.7 million. Refer to Note 6 to the consolidated financial statements for information regarding the fair value of our long-term debt. With the sale of our controlling interest in CareerBuilder we no longer have a material market risk to changes in foreign exchange currency rates.

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TEGNA Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEGNA Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2005.

Tysons, Virginia
March 1, 2018

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2017	2016
Assets		(Recast)
Current assets
Cash and cash equivalents	$98,801	$15,879
Trade receivables, net of allowances of $3,266 and $3,404, respectively	406,852	386,074
Other receivables	32,442	20,685
Prepaid expenses and other current assets	61,070	23,500
Programming rights	37,758	38,590
Current discontinued operations assets	—	305,960
Total current assets	636,923	790,688
Property and equipment
Land	62,885	74,747
Buildings and improvements	246,917	252,186
Equipment, furniture and fixtures	467,265	470,998
Construction in progress	5,535	7,418
Total	782,602	805,349
Less accumulated depreciation	(447,262)	(430,028)
Net property and equipment	335,340	375,321
Intangible and other assets (see Note 3)
Goodwill	2,579,417	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $88,120 and $66,550, respectively	1,273,269	1,294,839
Investments and other assets	137,166	180,616
Noncurrent discontinued operation assets	—	3,321,844
Total intangible and other assets	3,989,852	7,376,716
Total assets	$4,962,115	$8,542,725

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
	2017	2016
Liabilities and equity		(Recast)
Current liabilities
Accounts payable	$52,992	$66,105
Accrued liabilities
Compensation	54,088	54,349
Interest	39,217	42,413
Contracts payable for programming rights	105,040	65,329
Other	58,196	71,789
Dividends payable	15,173	30,178
Income taxes	—	11,448
Current portion of long-term debt	646	646
Current discontinued operations liabilities	—	276,924
Total current liabilities	325,352	619,181
Income taxes	20,203	22,644
Deferred income taxes	382,310	648,920
Long-term debt	3,007,047	4,042,749
Pension liabilities	144,220	187,290
Other noncurrent liabilities	87,942	75,438
Noncurrent discontinued operations liabilities	—	347,233
Total noncurrent liabilities	3,641,722	5,324,274
Total liabilities	3,967,074	5,943,455

Redeemable noncontrolling interests related to discontinued operations	—	46,265

Commitments and contingent liabilities (see Note 12)

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	382,127	473,742
Retained earnings	6,062,995	7,384,556
Accumulated other comprehensive loss	(106,923)	(161,573)
Less treasury stock at cost, 109,487,979 shares and 109,930,832 shares, respectively	(5,667,577)	(5,749,726)
Total TEGNA Inc. shareholders’ equity	995,041	2,271,418
Noncontrolling interests related to discontinued operations	—	281,587
Total equity	995,041	2,553,005
Total liabilities, redeemable noncontrolling interests and equity	$4,962,115	$8,542,725
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Dec. 31,
	2017	2016	2015
Revenues:		(Recast)	(Recast)
Media	$1,903,026	$1,994,120	$1,713,982
Digital	—	9,968	50,840
Total	1,903,026	2,004,088	1,764,822
Operating expenses:
Cost of revenues, exclusive of depreciation	933,718	795,454	728,131
Business units - Selling, general and administrative expenses, exclusive of depreciation	287,396	331,028	318,109
Corporate - General and administrative expenses, exclusive of depreciation	54,943	58,692	61,045
Depreciation	55,068	55,369	62,141
Amortization of intangible assets	21,570	23,263	24,517
Asset impairment and facility consolidation charges (gains) (see Note 11)	4,429	32,130	(59,415)
Total	1,357,124	1,295,936	1,134,528
Operating income	545,902	708,152	630,294
Non-operating income (expense)
Equity income (loss) in unconsolidated investments, net (see Note 4)	10,402	(3,414)	(2,795)
Interest expense	(210,284)	(231,995)	(273,152)
Other non-operating expenses	(35,304)	(23,452)	(8,681)
Total	(235,186)	(258,861)	(284,628)
Income before income taxes	310,716	449,291	345,666
(Benefit) provision for income taxes	(137,246)	140,171	116,060
Income from continuing operations	447,962	309,120	229,606
(Loss) income from discontinued operations, net of tax	(232,916)	178,879	293,080
Net Income	215,046	487,999	522,686
Net loss (income) attributable to noncontrolling interests from discontinued operations	58,698	(51,302)	(63,164)
Net income attributable to TEGNA Inc.	$273,744	$436,697	$459,522
Earnings from continuing operations per share - basic	$2.08	$1.43	$1.02
(Loss) earnings from discontinued operations per share - basic	(0.81)	0.59	1.02
Net income per share - basic	$1.27	$2.02	$2.04
Earnings from continuing operations per share - diluted	$2.06	$1.41	$1.00
(Loss) earnings from discontinued operations per share - diluted	(0.80)	0.58	1.00
Net income per share - diluted	$1.26	$1.99	$2.00
Weighted average number of common shares outstanding:
Basic shares	215,587	216,358	224,688
Diluted shares	217,478	219,681	229,721
Dividends declared per share	$0.35	$0.56	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Dec. 31,
	2017	2016	2015
Net income	$215,046	$487,999	$522,686
Redeemable noncontrolling interests (income not available to shareholders)	(2,797)	(4,511)	(1,796)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	34,563	(15,938)	(8,235)
Pension and other postretirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	8,837	8,068	32,533
Actuarial gain (loss) arising during the period	20,373	(21,337)	(40,069)
Interim remeasurement of post-retirement benefits liability	—	—	79,184
Other	—	—	(355)
Pension and other postretirement benefit items	29,210	(13,269)	71,293
Unrealized gain (losses) on available for sale investment during the period	1,776	(11,346)	3,311
Other comprehensive income (loss) before tax	65,549	(40,553)	66,369
Income tax effect related to components of other comprehensive income (loss)	(11,340)	5,066	(28,289)
Other comprehensive income (loss), net of tax	54,209	(35,487)	38,080
Comprehensive income	266,458	448,001	558,970
Comprehensive loss (income) attributable to noncontrolling interests, net of tax	55,676	(39,284)	(55,099)
Comprehensive income attributable to TEGNA Inc.	$322,134	$408,717	$503,871
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
	Dec. 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$215,046	$487,999	$522,686
Adjustments to reconcile net income to operating cash flows:
Depreciation	74,637	89,531	140,954
Amortization of intangible assets	61,870	114,959	121,290
Stock-based compensation	17,098	17,590	26,344
Loss on sale of CareerBuilder	342,900	—	—
(Benefit) Provision for deferred income taxes	(296,820)	16,535	100,202
Equity (income) loss in unconsolidated investees, net	(10,462)	7,170	(5,743)
Other, including losses (gains) on sale of assets and impairments	19,803	42,067	(65,496)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	14,541	(32,046)	32,787
Decrease (increase) in inventories	—	—	1,807
(Decrease) increase in accounts payable	(21,474)	(1,506)	(57,643)
(Decrease) increase in interest and taxes payable	(29,977)	(7,771)	(46,411)
(Decrease) increase in deferred revenue	(3,888)	(20,004)	4,822
Pension expense, net of (contributions)	(13,276)	3,257	(122,376)
Spectrum channel share proceeds	32,588	—	—
Changes in other assets and liabilities, net	(16,375)	(34,352)	(1,992)
Net cash flows from operating activities	386,211	683,429	651,231
Cash flows from investing activities
Purchase of property and equipment	(76,886)	(94,796)	(118,767)
Payments for acquisitions, net of cash acquired	—	(206,078)	(53,656)
Payments for investments	(6,405)	(20,797)	(33,715)
Proceeds from investments	36,468	39,954	12,402
Proceeds from sale of businesses and assets	205,188	8,441	411,012
Proceeds from insurance settlements	16,454	—	—
Net cash provided by (used for) investing activities	174,819	(273,276)	217,276
Cash flows from financing activities
(Payments of) proceeds from borrowings under revolving credit facilities, net	(635,000)	(85,000)	80,000
Proceeds from Cars.com borrowings	675,000	—	—
Proceeds from borrowings	—	300,000	200,000
Debt repayments	(412,246)	(352,590)	(587,509)
Payments of debt issuance and financing costs	(6,208)	(1,684)	(7,619)
Dividends paid	(90,170)	(121,639)	(167,508)
Repurchases of common stock	(23,480)	(161,891)	(271,030)
Net settlement of stock for tax withholding and proceeds from stock option exercises	(3,932)	(20,352)	(6,841)
Distributions to noncontrolling membership interests	(22,980)	(18,840)	(24,783)
Cash transferred to the Cars.com business	(20,133)	—	—
Deferred payments for acquisitions	—	(437)	(9,136)
Cash transferred to the Gannett Co., Inc. business	—	—	(63,365)
Net cash (used for) financing activities	(539,149)	(462,433)	(857,791)
Increase (decrease) in cash and cash equivalents	21,881	(52,280)	10,716
Cash and cash equivalents from continuing operations, beginning of year	15,879	26,096	45,183
Cash and cash equivalents from discontinued operations, beginning of year	61,041	103,104	73,301
Balance of cash and cash equivalents at beginning of year	76,920	129,200	118,484
Cash and cash equivalents from continuing operations, end of year	98,801	15,879	26,096
Cash and cash equivalents from discontinued operations, end of year	—	61,041	103,104
Balance of cash and cash equivalents at end of year	$98,801	$76,920	$129,200

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$154,693	$206,271	$105,581
Cash paid for interest	$200,512	$225,462	$265,174
Non-cash investing and financing activities
Non-monetary exchange of investment for acquisition	$—	$—	$(34,403)
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars, except per share data
	TEGNA Inc. Shareholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance at Dec. 28, 2014	$324,419	$546,406	$8,602,369	$(778,769)	$(5,439,511)	$234,359	$3,489,273
Net Income			459,522			63,164	522,686
Redeemable noncontrolling interests						(1,796)	(1,796)
Other comprehensive income (loss), net of tax				44,349		(6,269)	38,080
Total comprehensive income							558,970
Dividends declared: $0.68 per share			(153,022)				(153,022)
Distributions to noncontrolling membership shareholders						(23,550)	(23,550)
Spin-off of Publishing businesses			(1,797,740)	603,469			(1,194,271)
Treasury stock acquired					(271,030)		(271,030)
Stock-based awards activity		(52,436)			42,620		(9,816)
Stock-based compensation		26,344					26,344
Tax benefit from settlement of stock awards		20,439					20,439
Other activity		(1,248)			15,790	(1,135)	13,407
Balance at Dec. 31, 2015	$324,419	$539,505	$7,111,129	$(130,951)	$(5,652,131)	$264,773	$2,456,744
Net Income			436,697			51,302	487,999
Redeemable noncontrolling interests						(4,511)	(4,511)
Other comprehensive loss, net of tax				(27,980)		(7,507)	(35,487)
Total comprehensive income							448,001
Dividends declared: $0.56 per share			(120,784)				(120,784)
Adjustments related to the spin-off of Publishing businesses (see Note 7 and Note 9)			(42,486)	(2,642)			(45,128)
Distributions to noncontrolling membership shareholders						(18,840)	(18,840)
Treasury stock acquired					(161,891)		(161,891)
Stock-based awards activity		(84,648)			64,296		(20,352)
Stock-based compensation		17,590					17,590
Other activity		1,295				(3,630)	(2,335)
Balance at Dec. 31, 2016	$324,419	$473,742	$7,384,556	$(161,573)	$(5,749,726)	$281,587	$2,553,005
Net Income			273,744			(58,698)	215,046
Redeemable noncontrolling interests						(2,797)	(2,797)
Other comprehensive income, net of tax			(6,260)	54,650		5,819	54,209
Total comprehensive income							266,458
Dividends declared: $0.35 per share			(75,164)				(75,164)
Spin-off of Cars.com			(1,513,881)				(1,513,881)
Distributions to noncontrolling membership shareholders						(22,980)	(22,980)
Treasury stock acquired					(23,480)		(23,480)
Stock-based awards activity		(109,560)			105,629		(3,931)
Stock-based compensation		17,098					17,098
Deconsolidation of CareerBuilder						(202,931)	(202,931)
Other activity		847					847
Balance at Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$—	$995,041
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Description of business, basis of presentation and summary of significant accounting policies

Description of business: We are an innovative media company that serves the greater good of our communities. Our business includes 47 television stations operating in 39 markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms.
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

Basis of Presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity (income) loss in unconsolidated investees, net” in the Consolidated Statements of Income. In addition, certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation, specifically as it relates to separately presenting on the Consolidated Statements of Income Corporate general and administrative expenses from Business units selling, and general administrative expenses as well as certain reclassifications on our Consolidated Balance Sheets.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. Our digital marketing services (DMS) business is now reported within our Media business. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations. See Note 13, “Discontinued operations”, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our consolidated financial statements.

Segment presentation: After the spin-off of Cars.com and the sale of our majority stake in CareerBuilder, we began classifying our operations as one operating and reportable segment, Media, which consists of our 47 television stations and our Premion business. Also now included in the Media Segment is our DMS business which was previously reported in our Digital Segment. Our financial statements for all periods presented have been updated to reclassify the historical results of our DMS business within our Media business.

Our reportable segment structure has been determined based on management and internal reporting structure, the nature of products and services offered by our businesses, and the financial information that is evaluated regularly by our chief operating decision maker.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity in 2017. The 2016 activity for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016. In addition to Cofactor, the 2015 Digital Segment activity also includes our former PointRoll and BLiNQ businesses which were disposed of in 2015.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense, which is included in cost of revenues on our Consolidated Statements of Income, was $2.6 million in 2017, $5.2 million in 2016 and $2.3 million in 2015. Write-offs of trade receivables (net of recoveries) were $1.9 million in 2017, $3.6 million in 2016 and $1.9 million in 2015.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2017, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit. The level at which we test goodwill for impairment requires us to determine whether the operations below the operating segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. Goodwill is accounted for at the segment level. We have determined that our one segment, Media, consists of a single reporting unit.

When performing the quantitative test, we determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the reporting unit’s goodwill is impaired and we must recognize an impairment loss for the difference between the carrying amount and the fair value of the reporting unit.

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2017, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

In connection with the strategic review and sale process for CareerBuilder, during the second quarter of 2017, we performed an interim goodwill impairment test. As a result of the test, we recorded a goodwill impairment charge of $332.9 million which has been recorded within loss from discontinued operations in the accompanying Consolidated Statements of Income. See Note 13 for further discussion.

We also have intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television stations. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. To estimate the fair values for the FCC broadcast licenses, we apply an income approach, using the Greenfield method. The Greenfield method involves a discounted cash flow model that incorporates several variables, including market revenues, long-term growth projections, estimated market share for a typical market participant, and estimated profit margins based on market size and station type. The results of our 2017 annual impairment test of FCC broadcast licenses indicated the fair value of each license significantly exceeded its carrying amount; and therefore, no impairment charge was recorded.

Investments and other assets: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income, on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments. We recognized an impairment charge in 2017 related to one such investment. See Note 4 for additional information.

Investments in non-public businesses in which we do not have control or do not exert significant influence are carried at cost and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense. At December 31, 2017, such investments totaled approximately $19.4 million and at December 31, 2016, they totaled approximately $14.8 million.

Our television stations are party to program broadcasting contracts which provide us with rights to broadcast syndicated programs, original series and films. These contracts are recorded at the gross amount of the related liability when the programs are available for telecasting. The related assets are recorded at the lower of cost or estimated net realizable value. Program assets are classified as current (as a prepaid expense) or noncurrent (as an other asset) in the Consolidated Balance Sheets, based upon the expected use of the programs in succeeding years. The amount charged to expense appropriately matches the cost of the programs with the revenues associated with them. The liability for these contracts is classified as current or noncurrent in accordance with the payment terms of the contracts. The payment period generally coincides with the period of telecast for the programs, but may be shorter.

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

Our primary source of revenue is through the sale of advertising time on our television stations. Advertising revenues are recognized, net of agency commissions, in the period when the advertisements are aired. We also earn subscription revenue (formerly retransmission revenue) from retransmission consent arrangements. Under these agreements, we receive cash consideration from multichannel video programming distributors (e.g., cable and satellite providers) and over the top (OTT) providers in return for our consent to permit the cable/satellite/OTT provider to retransmit our television signal. Consent fees are recognized over the contract period based on a negotiated fee per subscriber. Subscription revenues have increased as a percentage of overall revenue in recent years. In 2017, such revenues accounted for approximately 38% of overall revenue compared to 30% in 2016. In addition, we also generate online advertising revenue through the display of digital advertisements across various digital platforms. Online advertising agreements typically take the form of an impression-based contract, fixed fee time-based contract or transaction based contract. The customers are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an advertisement. Revenue is recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the service is delivered for impression and transaction based contracts.

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

Advertising and marketing costs: We expense advertising and marketing costs as they are incurred. Advertising expense was $5.0 million in 2017, $7.1 million in 2016 and $9.5 million in 2015, and are included in selling, general and administrative expenses on the Consolidated Statements of Income.

Income taxes: Income taxes are presented on the consolidated financial statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from tax loss and tax credit carry-forwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.

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

Discontinued operations: In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as a discontinued operation, we analyze whether the group of assets being disposed of represented a component of the entity; that is, whether it had historic operations and cash flows that were clearly distinguished (both operationally and for financial reporting purposes). In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified the majority its historical financial results as discontinued operations. See Note 13, “Discontinued operations”, for more information.

Accounting guidance adopted in 2017: In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance that changes the presentation of net periodic pension and other post-retirement benefit costs (post-retirement benefit costs) in the Consolidated Statements of Income. Under this new guidance, the service cost component of the post-retirement benefit expense will continue to be presented as an operating expense while all other components of post-retirement benefit expense will be presented as non-operating expense. Previously, all components of post-retirement benefit expense were presented as operating expense in the Consolidated Statements of Income. The FASB permitted early adoption of this guidance, and we elected to early adopt in the first quarter of 2017. We believe the new guidance provides enhanced financial reporting by limiting operating expense classification to the service cost component of post-retirement benefit expense. Service cost is the component of the expense that relates to services provided by employees in the current period and thus better reflects the current continuing operating costs. Changes to the classification of Consolidated Statements of Income amounts resulting from the new guidance were made on a retrospective basis, wherein each period presented was adjusted to reflect the effects of applying the new guidance. We utilized amounts previously disclosed in our retirement plan footnote to retrospectively apply the guidance. As a result of adopting this guidance, operating expenses in 2017 and 2016 were lower by $6.7 million and $7.6 million, respectively, while operating expenses in 2015 were higher by $0.7 million. Non-operating expenses were higher by the same amounts for 2017 and 2016 and lower by the same amount for 2015. Net income, earnings per share, and retained earnings were not impacted by the new guidance.

In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The FASB permitted early adoption of this guidance, and we elected to early adopt in the second quarter of 2017 in connection with the calculation of CareerBuilder’s goodwill impairment charge, discussed in Note 13.

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

Based on our evaluation of the new guidance, we expect that its adoption will not have a material impact on our consolidated financial statements. With regards to our television spot advertising contracts, which comprised 52% of 2017 revenue, the contracts are short-term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. With respect to barter arrangements, we have concluded that certain barter revenue and expense related to syndicated programming will no longer be recognized under the new guidance. The revenue and expense previously recognized for this type of barter transaction was approximately $2 million for all periods presented.

Subscription revenue earned under retransmission agreements, which comprised 38% of 2017 revenue, will be recognized under the licensing of intellectual property guidance in the standard, which will not result in a change to our current revenue recognition.

The remaining 10% of 2017 revenue is primarily comprised of online advertising revenue earned through the display of digital advertisements across various digital platforms. Online advertising agreements typically take the form of an impression-based contract, fixed fee time-based contract or transaction based contract. Revenue will continue to be recognized evenly over the contract term for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue will be recognized as the service is delivered for impression and transaction based contracts.

The new revenue guidance also requires additional disclosures which are meant to provide users of the financial statements with more information about the nature, amount, and timing of revenue recognition. To meet these requirements, we will disclose revenue on a disaggregated basis within the footnotes to our financial statements, which will be presented in the same manner we currently present revenue within “Management’s Discussion and Analysis” in Item 7 of the Form 10-K. We will also disclose significant judgments made in applying the new guidance, including judgments regarding the methods used to recognize revenue, determination of the transaction price, and allocation of the transaction price to the performance obligations.

In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect it is expected to have on our consolidated financial statements and related disclosures. As disclosed in Note 12, as of December 31, 2017, our operating leases minimum annual rentals payable under non-cancelable operating leases total $109 million, compared to our total assets and liabilities reported on the Consolidated Balance Sheet of $4.96 billion and $3.97 billion, respectively.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. While we are currently evaluating this new guidance, we do not anticipate it will have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the statement of cash flows. We will adopt the standard beginning in the first quarter of 2018. One classification change we will make when we adopt the standard relates to payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early. Under the new guidance these payments will be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows).

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable prices, those investments may be recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. This new guidance will require us to adjust the value of our cost method investments to account for any observable prices changes in those investments. Cost method investments are currently recorded at cost, less any impairments. The new guidance is effective for public companies beginning in the first quarter of 2018 and the provision discussed above will be adopted on a prospective basis.

NOTE 2

Acquisitions, investments and dispositions

We made the following acquisitions, investments and dispositions during 2015 through the date of this report:

Acquisitions

On February 15, 2018 we acquired the assets in San Diego consisting of KFMB-TV, the CBS affiliate, KFMB-D2 (the CW station), and radio stations KFMB-AM and KFMB-FM. The transaction price was approximately $325 million in cash, which we funded through the use of available cash and borrowings under our revolving credit facility.

On December 3, 2015, we acquired three television stations: KGW in Portland, Oregon; WHAS in Louisville, Kentucky; and KMSB in Tucson, Arizona, following approval from the Federal Communications Commission. Since 2013, we had consolidated these three television stations as they were VIEs and we were the primary beneficiary.

Dispositions

On October 18, 2017, we completed the sale of our equity investment in Livestream, a business specializing in live video streaming. Our share of the sale proceeds was $21.4 million.

On July 31, 2017, we sold our majority ownership interest in CareerBuilder. Per the terms of the sale agreement, we remain an ongoing partner in CareerBuilder, reducing our 53% controlling interest to approximately 17% interest (or approximately 12% on a fully-diluted basis). As a result, subsequent to the sale, CareerBuilder is no longer consolidated within our reported operating results. See Note 13 for further details regarding the sale.

On May 31, 2017, we completed the previously announced spin-off of Cars.com into a separate, stand-alone publicly traded company. See Note 13 for further details regarding the spin-off.

On December 15, 2016, we sold our Cofactor business to Liquidus LLC. The historical financial results of Cofactor had previously been included in the Digital Segment, and were not reclassified to discontinued operations (as the sale did not meet the criteria for discontinued operation reporting when the business was sold).

On November 12, 2015, we sold PointRoll which was part of our Cofactor business unit within our former Digital Segment to Sizmek Technologies, Inc.

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

On June 29, 2015, we completed the spin-off of our former publishing businesses into a separate, stand-alone publicly traded company. See Note 13 for further details regarding the spin-off.

In fiscal year 2015, we completed our sale of Gannett Healthcare Group (GHG), to OnCourse Learning. GHG provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals in the U.S.

NOTE 3

Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of December 31, 2017 and December 31, 2016 (in thousands).

	Gross	Accumulated Amortization	Net
Dec. 31, 2017
Goodwill	$2,579,417	$—	$2,579,417
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950
Amortizable intangible assets:
Retransmission agreements	110,191	(62,355)	47,836
Network affiliation agreements	43,485	(19,371)	24,114
Other	15,763	(6,394)	9,369
Total	$3,940,806	$(88,120)	$3,852,686
Dec. 31, 2016 (recast)
Goodwill	$2,579,417	$—	$2,579,417
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950
Amortizable intangible assets:
Retransmission agreements	110,191	(47,280)	62,911
Network affiliation agreements	43,485	(14,445)	29,040
Other	15,763	(4,825)	10,938
Total	$3,940,806	$(66,550)	$3,874,256

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships which are amortized on a straight-line basis over their useful lives.

During the second quarter of 2017, we recorded a $332.9 million goodwill impairment charge within discontinued operations related to our former CareerBuilder reporting unit. See Note 13 for further discussion. In 2016, we performed an interim goodwill impairment test for a small reporting unit in our former Digital segment. As a result of this test, we recorded a non-cash goodwill impairment charge of $15.2 million, representing the full amount of goodwill associated with this reporting unit. In 2015, we recorded an $8.0 million impairment charge for a reporting unit that has since been disposed. Other than these impairment charges, there have been no other changes to our goodwill balance in 2017, 2016 or 2015.

The following table shows the projected annual amortization expense, as of December 31, 2017, related to our existing amortizable intangible assets (in thousands):

2018	$21,412
2019	$20,029
2020	$16,332
2021	$10,457
2022	$7,543
Thereafter	$5,546
Total	$81,319

NOTE 4

Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Dec. 31, 2017	Dec. 31, 2016 (recast)
Cash value life insurance	$51,188	$64,134
Deferred compensation investments	9,546	23,715
Equity method investments	27,098	18,016
Available for sale investment	—	16,744
Deferred debt issuance cost	6,048	9,856
Other long-term assets	43,286	48,151
Total	$137,166	$180,616

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans.

Deferred compensation: Employee compensation related investments consist of fixed income mutual fund and life insurance annuity policy which fund our deferred compensation plan liabilities (See Note 8 for further discussion on how fair value is determined). Amounts presented above are expected to be converted to cash beyond one year. Gains and losses on these investments are included in Other non-operating expenses within our Consolidated Statement of Income and were not material for all years presented.

Equity method investments: As part of the agreement to sell the majority of CareerBuilder, we retained an investment of approximately 17% (or approximately 12% on a fully-diluted basis) in the entity. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity and have classified our investment as an equity method investment. In 2017, we recorded $2.7 million of equity loss from our CareerBuilder investment.

On October 18, 2017, we closed on the sale of our equity investment in Livestream, a business specializing in live video streaming. Our share of the proceeds was $21.4 million and we recognized a gain on sale of $17.5 million. We recognized pre-tax impairments on equity method investments of $2.6 million and $1.9 million in 2017 and 2016, respectively. Both the gain on Livestream sale and asset impairments were recorded within equity income (loss) in unconsolidated investments, net, in the accompanying Consolidated Statements of Income. No impairments were recorded in 2015.

Available for sale investment: We sold our investment in Gannett Co., Inc. common stock in its entirety during the third quarter of 2017. Proceeds from the sale were $14.6 million. We recorded a loss of $3.9 million associated with this investment in 2017. This loss is reflected in the Other non-operating expenses, in the accompanying Consolidated Statements of Income.

Other long term assets: During the second quarter of 2017, we recognized a $5.8 million loss associated with a write-off of a note receivable from one of our equity method investments. This loss is reflected in Other non-operating expenses, in the accompanying Consolidated Statements of Income. The loss was a result of a decision made during the second quarter of 2017 by the investee’s board of directors to discontinue the business and the investee not having sufficient funds to repay the full note at that time.

Cost method investments: The carrying value of cost method investments at December 31, 2017, was $19.4 million and $14.8 million at December 31, 2016, and is included within other long-term assets in the table above. The increase is primarily due to our new investments in Independent Media, SnagFilms and TubiTV during 2017.

NOTE 5

Income taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

2017	Current	Deferred	Total
Federal	$81,355	$(214,539)	$(133,184)
State and other	7,981	(12,043)	(4,062)
Total	$89,336	$(226,582)	$(137,246)

2016	Current	Deferred	Total
Federal	$155,558	$(4,323)	$151,235
State and other	5,792	(16,856)	(11,064)
Total	$161,350	$(21,179)	$140,171

2015	Current	Deferred	Total
Federal	$72,291	$47,547	$119,838
State and other	3,984	(7,762)	(3,778)
Total	$76,275	$39,785	$116,060

Income from continuing operations before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.4	2.4	2.5
Domestic manufacturing deduction	(3.0)	(3.3)	(2.1)
Uncertain tax positions, settlements and lapse of statutes of limitations	(0.9)	(0.5)	0.6
Net deferred tax write offs and deferred tax rate adjustments	(6.3)	(2.4)	(3.6)
Enactment of the Tax Cuts and Jobs Act	(70.9)	—	—
Non-deductible transactions costs	1.2	0.8	1.0
Non-deductible goodwill	—	—	0.7
Net excess benefits on share-based payments	(0.4)	(1.4)	—
Other, net	(1.3)	0.6	(0.5)
Effective tax rate	(44.2%)	31.2%	33.6%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date. The federal tax rate used to calculate deferred tax liabilities and assets as of December 31, 2016 was 35%. Pub. L. No. 115-97, commonly referred to as the Tax Cuts and Jobs Act or the Act, was enacted into law as of December 22, 2017. Among other provisions, the Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. The December 31, 2017 deferred tax assets and liabilities were recorded using the 21% tax rate.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the

Act. The accounting is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed in late 2018.

Deferred tax liabilities and assets were composed of the following at the end of December 31, 2017 and December 31, 2016 (in thousands):

	Dec. 31, 2017	Dec. 31, 2016
Liabilities
Accelerated depreciation	$40,568	$79,986
Accelerated amortization of deductible intangibles	420,301	658,651
Partnership investments including impairments	—	40,907
Other	5,255	3,924
Total deferred tax liabilities	466,124	783,468
Assets
Accrued compensation costs	15,133	31,929
Pension and postretirement medical and life	39,769	78,318
Loss carryforwards	132,214	197,812
Other	33,116	36,428
Total deferred tax assets	220,232	344,487
Valuation allowance	136,418	209,939
Total net deferred tax (liabilities)	$(382,310)	$(648,920)

As of December 31, 2017, we had approximately $488.8 million of capital loss carryforwards for federal and state purposes which can only be utilized to the extent capital gains are recognized. Losses of $361.5 million will expire if not used prior to 2020, while the remaining losses will expire if not used prior to 2023. As of December 31, 2017, we also had approximately $22.7 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2018 through 2037.

Included in total deferred tax assets are valuation allowances of approximately $136.4 million as of December 31, 2017 and $209.9 million as of December 31, 2016, primarily related to federal and state capital losses and state net operating losses available for carry forward to future years. This $73.5 million change in the valuation allowance was the result of: a $40.2 million increase primarily due to the generation of additional capital loss deferred tax assets for which a valuation allowance was needed; a $42.9 million decrease as the result of the removal of CareerBuilder, LLC deferred tax assets from our balance sheet; and a $70.8 million decrease due to the revaluation of deferred tax assets to reflect the Act’s reduced 21% U.S. federal tax rate. If, in the future, we believe that it is more-likely-than-not that these deferred tax benefits will be realized, the valuation allowances will be reversed in the Consolidated Statement of Income.

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

Tax Matters Agreements

Prior to the May 31, 2017 spin-off of the Cars.com business and the June 29, 2015 spin-off of our publishing businesses, we entered into a Tax Matters Agreement with each of Cars.com Inc. and Gannett Co. Inc. that governs each company’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Each agreement provides that we will generally indemnify the spun-off business (Cars.com Inc. or Gannett Co. Inc. as applicable) against taxes attributable to assets or operations for all tax periods or portions thereof prior to the spin-off date including separately-filed U.S. federal, state, and foreign taxes.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2017	2016	2015
Change in unrecognized tax benefits
Balance at beginning of year	$17,300	$19,491	$58,886
Additions based on tax positions related to the current year	156	213	6,095
Additions for tax positions of prior years	11	162	853
Reductions for tax positions of prior years	(636)	(1,214)	(24,858)
Settlements	(852)	—	—
Reductions for transfers to Gannett Co., Inc.	—	—	(18,804)
Reductions due to lapse of statutes of limitations	(936)	(1,352)	(2,681)
Balance at end of year	$15,043	$17,300	$19,491

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.7 million as of December 31, 2017, and $10.8 million as of December 31, 2016. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest for uncertain tax positions of $0.3 million in 2017 while recording expense of $0.7 million in 2016 and income of $0.4 million in 2015. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $1.6 million as of December 31, 2017 and $1.5 million as of December 31, 2016.

We file income tax returns in the U.S. and various state jurisdictions. The 2013 through 2017 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2013 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $3.9 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 6

Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2017	2016
Unsecured floating rate term loan due quarterly through August 2018	$20,500	$52,100
VIE unsecured floating rate term loans due quarterly through December 2018	646	1,292
Unsecured floating rate term loan due quarterly through June 2020	100,000	140,000
Unsecured floating rate term loan due quarterly through September 2020	225,000	285,000
Borrowings under revolving credit agreement expiring June 2020	—	635,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	320,000	600,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,031,146	4,078,392
Debt issuance costs	(20,551)	(27,615)
Other (fair market value adjustments and discounts)	(2,902)	(7,382)
Total long-term debt	3,007,693	4,043,395
Less current portion of long-term debt maturities of VIE loans	646	646
Long-term debt, net of current portion	$3,007,047	$4,042,749

In connection with and prior to the completion of its spin-off, Cars.com borrowed an aggregate principal amount of approximately $675.0 million under a revolving credit facility agreement. The proceeds were used to make a tax-free distribution of $650.0 million from Cars.com to TEGNA. In the second quarter of 2017, TEGNA used $609.9 million of the tax-free distribution proceeds to fully pay down our then-outstanding revolving credit agreement borrowings plus accrued interest.

As a result of the sale of our majority ownership stake in CareerBuilder we received cash proceeds of $198.3 million, net of cash transferred of $36.6 million. Additionally, during the third quarter of 2017 and prior to the closing of the sale, CareerBuilder issued a final cash dividend to its selling shareholders, of which $25.8 million was retained by TEGNA.

On October 16, 2017, we used the net proceeds from the CareerBuilder sale, as well as the remaining cash distribution from Cars.com and other cash on hand to retire $280.0 million of principal of our unsecured notes due in October 2019 on an accelerated basis. We redeemed $280 million of the 5.125% notes due October 2019, by paying 101.281% of the outstanding principal amount in accordance with the original terms.

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

Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.5 billion. As of December 31, 2017, we had unused borrowing capacity of $1.49 billion under our revolving credit facility.

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

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loans due in 2018 and 2019. Based on this refinancing assumption, all of the obligations other than the VIE unsecured floating rate term loan due prior to 2020 are reflected as maturities for 2020 (in thousands).

2018 (1)	$646
2019	—
2020 (2)	1,265,500
2021	350,000
Thereafter	1,415,000
Total	$3,031,146

(1) Term debt payments due in 2018 and 2019 are assumed to be repaid with funds from the revolving credit agreement, which matures in 2020. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities are $121 million for 2018 and $420 million in 2019.

(2) Assumes current revolving credit agreement borrowings mature in 2020 and credit facility is not extended.

NOTE 7

Retirement plans

We have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure tables presented below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans. Substantially all participants in the TRP and SERP had their benefits frozen before 2009.

Our pension expense, which include costs for our qualified TRP plan and non-qualified SERP plan, are presented in the following table (in thousands):

	2017	2016	2015
Service cost—benefits earned during the period	$872	$816	$920
Interest cost on benefit obligation	23,985	26,111	23,800
Expected return on plan assets	(26,322)	(26,764)	(31,464)
Amortization of prior service costs	635	670	673
Amortization of actuarial loss	8,357	7,615	6,335
Curtailment loss	26	—	—
Total pension expense for company-sponsored retirement plans	$7,553	$8,448	$264

The service cost component of our pension expense is recorded within the operating expense line items Cost of revenue, Business units - Selling, general and administrative, and Corporate - General and administrative within the Consolidated Statements of Income. All other components of the pension expense are included within the Other non-operating expenses line item of the Consolidated Statements of Income.

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of company-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated Balance Sheets (in thousands).

	Dec. 31,
	2017	2016
Change in benefit obligations
Benefit obligations at beginning of year	$606,413	$586,624
Service cost	872	816
Interest cost	23,985	26,111
Actuarial loss	26,700	17,755
Gross benefits paid	(39,143)	(38,532)
Adjustment due to spin-off of publishing businesses	—	13,639
Curtailment gain (1)	(4,716)	—
Benefit obligations at end of year	$614,111	$606,413
Change in plan assets
Fair value of plan assets at beginning of year	$388,168	$400,193
Actual return on plan assets	69,295	21,316
Employer contributions	20,829	5,191
Gross benefits paid	(39,143)	(38,532)
Fair value of plan assets at end of year	$439,149	$388,168
Funded status at end of year	$(174,962)	$(218,245)
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(30,742)	$(30,955)
Accrued benefit cost—noncurrent	$(144,220)	$(187,290)
(1) Curtailment gain was a result of our decision to freeze the SERP plan for certain grandfathered participants. Beginning in 2018, all SERP participants will no longer accrue benefits under this plan.

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

The funded status (on a projected benefit obligation basis of our principal retirement plans at December 31, 2017, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$439,149	$516,201	$(77,052)
SERP (a)	—	97,310	(97,310)
All other	—	600	(600)
Total	$439,149	$614,111	$(174,962)
(a) The SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $614.1 million at December 31, 2017 and $601.4 million at December 31, 2016. Based on actuarial projections, contributions of $41.4 million are expected to be made to our retirement plans (comprised of contributions of $30.7 million for the SERP and $10.7 million for the TRP) during the year ended December 31, 2018.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2017	2016
Accumulated benefit obligation	$614,079	$601,430
Fair value of plan assets	$439,149	$388,168

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2017	2016
Projected benefit obligation	$614,111	$606,413
Fair value of plan assets	$439,149	$388,168

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive income (loss) that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2017	2016
Net actuarial losses	$(175,415)	$(204,761)
Prior service cost	(2,056)	(2,717)
Amounts in accumulated other comprehensive income (loss)	$(177,471)	$(207,478)

The actuarial loss amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 are $5.1 million. The prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 are $0.2 million. Additionally, in the first quarter of 2018, we expect to incur a settlement charge as a result of certain lump sum payments that we expect to make from the SERP plan in early 2018. This one time settlement charge of $6.3 million which will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost in the first quarter of 2018.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following (in thousands):

	2017	2016
Current year net actuarial gain (loss)	$16,272	$(23,203)
Amortization of previously deferred actuarial loss	8,357	7,615
Amortization of previously deferred prior service costs	635	670
Curtailment gain	4,716	—
Prior service cost recognized in curtailment	26	—
Adjustment due to spin-off of publishing businesses	—	(4,386)
Total	$30,006	$(19,304)

Pension costs: The following assumptions were used to determine net pension costs:

	2017	2016	2015
Discount rate	4.12%	4.46%	4.19%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns. In 2018, we expect to have pension expense of approximately $2.4 million, which includes a one-time settlement charge related to the SERP of $6.3 million that will be recorded in the first quarter of 2018.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2017	2016
Discount rate	3.64%	4.12%
Rate of compensation increase	—	3.00%

Plan assets: The asset allocation for the TRP at the end of 2017 and 2016, and target allocations for 2018, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2018	2017	2016
Equity securities	57%	56%	59%
Debt securities	38	39	34
Other	5	5	7
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our TRP assets was 20.3% for 2017, 7.4% for 2016 and 1.0% for 2015.

Cash flows: We estimate we will make the following benefit payments (from either retirement plan assets or directly from our funds), which reflect expected future employee service, as appropriate (in thousands):

2018	$69,661
2019	37,284
2020	37,543
2021	37,128
2022	39,544
2023-2027	$188,005

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.

For most participants, the plan’s 2017 matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $14.4 million in 2017, $13.5 million in 2016 and $17.1 million in 2015. We settle the 401(k) employee company stock match obligation by buying our stock in the open market and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that covers certain of our union-represented employees. The risks of participating in this multi-employer plan are different from single-employer plans in the following aspects:

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

The Employee Identification Number (EIN) and three-digit plan number of the AFTRA Plan is 13-6414972/001.

The AFTRA Plan has a certified green zone status as of November 30, 2017. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. A financial improvement plan or a rehabilitation plan is neither pending nor has one been implemented for the AFTRA Plan.

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.4 million in 2017, $1.8 million in 2016 and $1.1 million in 2015. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2016. At the date we issued our financial statements, Forms 5500 were unavailable for the plan years ending after November 30, 2015.

Expiration dates of the CBAs in place range from January 28, 2019 to December 5, 2019. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, our deferred compensation investments are valued using Level 1 and had a fair value of $14.6 million. Our deferred compensation assets were invested in a fixed income mutual fund.

The following table summarizes our assets measured at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2016 (in thousands):

Fair value measurement as of Dec. 31, 2016 (recast)
	Level 1	Level 2	Level 3	Total
Available for sale investment	$16,744	$—	$—	$16,744
Fixed income mutual fund	13,575	—	—	13,575
Total	$30,319	$—	$—	$30,319

Available for sale investment: Our investment previously consisted of shares of common stock of Gannett Co., Inc., which had been classified as a Level 1 asset as the shares are listed on the New York Stock Exchange. During the second quarter of 2017 we recorded an OTTI loss in the Other non-operating expenses line item in the Consolidated Statement of Income, and in the third quarter of 2017 we sold the investment in its entirety.

Fixed income mutual fund investment: Valued using the net asset value provided monthly by the fund company and shares are generally redeemable on request. There are no unfunded commitments to these investments as of December 31, 2017.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $3.16 billion at December 31, 2017 and $4.19 billion at December 31, 2016.

In the second quarter of 2017, we recorded a non-cash impairment charge of $332.9 million related to our former CareerBuilder reporting unit. This impairment charge is recorded within the income (loss) from discontinued operations line item within the Consolidated Statements of Income. In 2016 and 2015, we recorded non-cash goodwill impairment charges of $15.2 million and $8.0 million in connection with our interim and annual goodwill impairment test. The fair value determination of goodwill was determined using a combination of an income approach (discounted cash flow valuation analysis) and market-based approach (guideline public company analysis) and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used. See Note 1 and 13 for further information on the non-cash goodwill impairment charges and our valuation methodologies.

During the second half of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused major damage to our Houston television station (KHOU), and as a result in 2017, we recognized $11.1 million in non-cash charges, writing off destroyed equipment and recording an impairment on the building (fair value of the building was determined using a market based valuation). In addition, we incurred $15.8 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the station operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received insurance proceeds of $26.0 million ($5.0 million was received in the third quarter and $21.0 million was received in the fourth quarter). The net expense impact from the hurricane of $0.9 million has been recorded in asset impairment and facility consolidation charges on our Consolidated Statements of Income.

We also recorded a non-cash impairment charge of $5.8 million in the second quarter of 2017 associated with the write-off of a note receivable from one of our equity method investments (see Note 4).

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$935	$—	$—	$935
Corporate stock	82,698	—	—	82,698
Interest in registered investment companies	45,186	—	—	45,186
Total	$128,819	$—	$—	$128,819
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$117,778
Common collective trust - fixed income				170,977
Hedge funds				15,756
Partnership/joint venture interests				5,819
Total fair value of plan assets				$439,149

Fair value measurement as of Dec. 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$2,206	$—	$—	$2,206
Corporate stock	60,730	—	—	60,730
Interest in registered investment companies	6,803	—	—	$6,803
Total	$69,739	$—	$—	$69,739
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$167,647
Common collective trust - fixed income				127,043
Hedge funds				14,754
Partnership/joint venture interests				8,985
Total fair value of plan assets				$388,168

Valuation methodologies used for TRP pension assets and liabilities measured at fair value are as follows:

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

Nine of the investments in collective trusts are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining three investments in collective trusts held by the Plan are invested in equity funds. The strategy of these funds is to generate returns predominantly from developed equity markets. These funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a 0.55% charge. Future funding commitments to our partnership investments totaled $0.7 million as of December 31, 2017 and $0.8 million as of December 31, 2016.

As of December 31, 2017, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in hedge funds are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the period.

NOTE 9

Shareholders’ equity

At December 31, 2017, and 2016, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. At December 31, 2017, shareholders’ equity of TEGNA included 214.9 million shares that were outstanding (net of 109.5 million shares of common stock held in treasury). At December 31, 2016, shareholders’ equity of TEGNA included 214.5 million that were outstanding (net of 109.9 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding at December 31, 2017, or 2016.

Capital stock and earnings per share

We report earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from performance shares and restricted stock units.

Our earnings per share (basic and diluted) for 2017, 2016, and 2015 are presented below (in thousands, except per share amounts):

	2017	2016 (recast)	2015 (recast)
Income from continuing operations	$447,962	$309,120	$229,606
(Loss) income from discontinued operations, net of tax	(232,916)	178,879	293,080
Net loss (income) attributable to noncontrolling interests from discontinued operations	58,698	(51,302)	(63,164)
Net income attributable to TEGNA Inc.	$273,744	$436,697	$459,522

Weighted average number of common shares outstanding - basic	215,587	216,358	224,688
Effect of dilutive securities
Restricted stock	659	1,424	2,236
Performance share units	550	997	1,867
Stock options	682	902	930
Weighted average number of common shares outstanding - diluted	217,478	219,681	229,721

Earnings from continuing operations per share - basic	$2.08	$1.43	$1.02
Earnings from discontinued operations per share - basic	(0.81)	0.59	1.02
Earnings per share - basic	$1.27	$2.02	$2.04

Earnings from continuing operations per share - diluted	$2.06	$1.41	$1.00
Earnings from discontinued operations per share - diluted	(0.80)	0.58	1.00
Earnings per share - diluted	$1.26	$1.99	$2.00

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 190 thousand stock awards for 2017, 150 thousand for 2016, and 200 thousand for 2015, as their inclusion would be accretive to earnings per share.

Share repurchase program

In the third quarter of 2017, our Board of Directors approved a new share repurchase program for up to $300.0 million of our common stock over the next three years. During 2017, 1.5 million shares were repurchased for $23.5 million. In 2016, 7.0 million shares were purchased for $161.9 million, and in 2015, 9.6 million shares were purchased for $271.0 million. Repurchased shares are included in the Consolidated Balance Sheets as Treasury Stock. As of December 31, 2017, the value of shares that may be repurchased under the existing program is $285.0 million.

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

Stock-Based Compensation Plans

In May 2001, our shareholders approved the adoption of the 2001 Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Executive Compensation Committee of the Board of Directors and was amended and restated as of May 4, 2010, to increase the number of shares reserved for issuance to 60.0 million shares of our common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance share units (PSUs) and other equity-based and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

In 2011, we established a performance share award plan for senior executives pursuant to which awards were first made with a grant date of January 1, 2012. Pursuant to the terms of this award, we may issue shares of our common stock (performance shares) to senior executives following the completion of a three-year period beginning on the grant date. Generally, if an executive remains in continuous employment with us during the full three-year incentive period, the number of PSUs that an executive will receive will be determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period.

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

We also issue stock-based compensation to employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. RSUs granted prior to 2015 “cliff vested” at the end of a four-year vesting period. RSUs granted in 2015 and 2016 vest 25% per year over a four-year vesting period and are settled in common stock at the end of the four-year vesting period. RSUs granted since 2016 vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period. We have generally granted both RSUs and PSUs to employees on January 1, however, beginning in 2018, awards will be granted on March 1.

The Plan also permits us to issue restricted stock. Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions determined by the Executive Compensation Committee.

Determining fair value of PSUs

Valuation and amortization method – We determined the fair value of PSUs using the Monte Carlo valuation model. This model considers the likelihood of the share prices of our peer group companies’ and our shares ending at various levels subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Monte Carlo valuation model include expected term, expected volatility, risk-free interest rate and expected dividend yield. Each assumption is discussed below.

Expected term – The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term for PSU awards is based on the incentive period.

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

Expected dividend – The dividend assumption is based on our expectations about our dividend policy on the date of grant.

Estimated forfeitures – When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual forfeitures.

The following assumptions were used to estimate the fair value of PSUs:

PSU Activity	2017	2016	2015
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	29.90%	39.60%	32.00%
Risk-free interest rate	1.47%	1.31%	1.10%
Expected dividend yield	2.62%	2.19%	2.51%

Impact from Cars.com Spin on Equity Awards: In connection with the spin-off of our Cars.com business, and in accordance with our equity award Plan, the number of stock options, RSUs and target PSUs outstanding on May 31, 2017 (the Cars.com Distribution Date), and the exercise prices of such stock options were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. Employees with outstanding restricted stock and RSUs granted prior to 2016 received one share of an equivalent Cars.com stock award for every three shares of TEGNA stock award then outstanding. Employees with outstanding PSUs granted prior to 2017 received one share of an equivalent Cars.com stock award for every three shares of TEGNA stock award then outstanding. For restricted stock and RSUs granted in 2016 and 2017 and for PSUs granted in 2017 prior to the Cars.com Distribution Date, adjustments were determined by comparing the fair value of such awards immediately prior to the spin-off to the fair value of such awards immediately after (the Cars.com Adjustments).

Accordingly, each restricted stock and RSU granted in 2016 and 2017 and each PSU granted in 2017 and outstanding as of the Cars.com Distribution Date was increased by multiplying the size of such award by a factor of 1.59. The Cars.com Adjustments resulted in an aggregate increase of approximately 785 thousand equity awards (comprised of 606 thousand RSUs and 179 thousand target PSUs) and are included in the line item “Adjustment due to spin-off of Cars.com” in the tables that follow. These adjustments to our stock-based compensation awards did not have a material impact on compensation expense.

Impact from Publishing Spin on Equity Awards: In connection with the spin-off of our publishing businesses in 2015, and in accordance with our equity award Plan, the number of stock options, RSUs and target PSUs outstanding (collectively, stock awards) on June 29, 2015 (the Publishing Distribution Date), and the exercise prices of such stock options were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. Employees with outstanding stock awards granted prior to 2015 received one share of an equivalent Gannett stock award for every two shares of TEGNA stock award then outstanding. For RSUs and PSUs granted in 2015 but prior to the Publishing Distribution Date, adjustments were determined by comparing the fair value of such awards immediately prior to the spin-off to the fair value of such awards immediately after (the Publishing Adjustments).

Accordingly, each stock award granted in 2015 and outstanding as of the Distribution Date was increased by multiplying the size of such award by a factor of 1.18. The Adjustments resulted in an aggregate increase of approximately 125 thousand equity awards (comprised of 75 thousand RSUs and 50 thousand target PSUs) and are included in the line item “Adjustment due to spin-off of Publishing” in the tables that follow. These adjustments to our stock-based compensation awards did not have a material impact on compensation expense.

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards pertaining to continuing operations (in thousands):

	2017	2016	2015
		(recast)	(recast)
Restricted stock and RSUs	$9,408	$9,957	$7,788
PSUs	6,234	6,341	10,038
Stock options	427	—	857
Total stock-based compensation	16,069	16,298	18,683
Total income tax benefit	7,442	12,677	7,264
Stock-based compensation net of tax	$8,627	$3,621	$11,419

Restricted Stock and RSUs: As of December 31, 2017, there was $15.6 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.3 years.

A summary of restricted stock and RSU awards is presented below:

	2017		2016		2015
Restricted Stock and RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	1,143,421	$25.66	2,126,526	$21.55	3,577,598	$16.97
Granted	989,443	19.41	616,743	25.08	491,690	31.78
Vested	(1,162,231)	25.18	(1,277,444)	19.22	(1,485,735)	14.66
Canceled	(514,460)	21.49	(322,404)	22.27	(532,524)	19.28
Adjustment due to spin-off of Publishing (a)	—		—		75,497
Adjustment due to spin-off of Cars.com (b)	606,377		—		—
Unvested at end of year (a) (b)	1,062,550	$21.29	1,143,421	$25.66	2,126,526	$21.55

(a) The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to spin-off of Publishing” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.18. The weighted-average grant date fair value of the unvested RSUs as of Dec. 31, 2015 reflect the adjustment.

(b) The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested RSUs as of Dec. 31, 2017 reflect the adjustment.

PSUs: As of December 31, 2017, there was $4.2 million of unrecognized compensation cost related to non-vested performance shares. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.7 years.

A summary of our performance shares awards is presented below:

	2017		2016		2015
PSUs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	1,018,950	$35.60	1,385,940	$29.21	2,100,115	$20.95
Granted	307,950	23.92	392,589	30.69	285,458	39.47
Vested	(774,267)	36.94	(687,125)	20.12	(925,640)	14.23
Canceled	(68,573)	31.80	(72,454)	34.96	(123,621)	29.84
Adjustment due to spin-off of Publishing (a)	—		—		49,628
Adjustment due to spin-off of Cars.com (b)	178,775		—		—
Unvested at end of year (a) (b)	662,835	$25.87	1,018,950	$35.60	1,385,940	$29.21

(a) The weighted-average grant date fair value of the PSUs included in the line item “Adjustment due to spin-off of Publishing” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.18. The weighted-average grant date fair value of the unvested PSUs as of Dec. 31, 2015 reflect the adjustment.

(b) The weighted-average grant date fair value of the PSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested PSUs as of Dec. 31, 2017 reflect the adjustment.

Stock Options: No stock options were granted in 2017, 2016 or 2015. All outstanding options were fully vested as of December 2016, which we previously recognized as compensation cost ratably over the four-year incentive period. At December 31, 2017 and 2016, there were 1.3 million (weighted average exercise price of $8.25) and 1.3 million (weighted average exercise price of $12.95) stock options outstanding. Due to the Cars.com spin, stock options outstanding had no change from 2016 to 2017 as stock option exercises during the year were offset by additional shares given as a result of the Cars.com spin adjustment (as described above). Stock options outstanding at December 31, 2017, have a weighted average remaining contractual life of approximately 0.76 years and an aggregate intrinsic value of $7.3 million.

Stock options exercised totaled 0.8 million in 2017, 0.2 million in 2016, and 0.7 million in 2015. The weighted average exercise price was $9.07 in 2017, $11.03 in 2016, and $16.17 in 2015. The grant-date fair value of stock options that vested in 2015 was $1.0 million. No stock options vested in 2017 and 2016. The intrinsic value of all stock options exercised was $5.3 million in 2017, $2.3 million in 2016 and $11.4 million in 2015.

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in AOCL, net of tax and noncontrolling interests (in thousands):

2017	Retirement Plans	Foreign Currency Translation (1)	Other	Total
Balance at beginning of year	$(124,978)	$(28,560)	$(8,035)	$(161,573)
Other comprehensive income (loss) before reclassifications	12,496	6,649	(1,707)	17,438
Amounts reclassified from AOCL	5,445	22,025	9,742	37,212
Balance at end of year	$(107,037)	$114	$—	$(106,923)

(1) Our entire foreign currency translation adjustment is related to our CareerBuilder investment. As a result of deconsolidating the investment due to the sale of our majority ownership, we reclassified the translation adjustment from AOCL to the Consolidated Statement of Income as of the date of sale, July 31, 2017. Due to the noncontrolling ownership stake that we retained in CareerBuilder, we will continue to record our share of foreign currently translation adjustments through our equity method investment.

2016	Retirement Plans	Foreign Currency Translation	Other	Total
Balance at beginning of year	$(114,133)	$(20,129)	$3,311	$(130,951)
Other comprehensive (loss) before reclassifications	(13,143)	(8,431)	(11,346)	(32,920)
Spin-off publishing businesses	(2,642)	—	—	(2,642)
Amounts reclassified from AOCL	4,940	—	—	4,940
Balance at end of year	$(124,978)	$(28,560)	$(8,035)	$(161,573)

2015	Retirement Plans	Foreign Currency Translation	Other	Total
Balance at beginning of year	$(1,169,882)	$391,113	$—	$(778,769)
Other comprehensive income (loss) before reclassifications	23,094	(1,966)	3,311	24,439
Spin-off publishing businesses	1,012,745	(409,276)	—	603,469
Amounts reclassified from AOCL	19,910	—	—	19,910
Balance at end of year	$(114,133)	$(20,129)	$3,311	$(130,951)

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 7 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans include the following (in thousands):

	2017	2016	2015
Amortization of prior service cost	$63	$96	$1,176
Amortization of actuarial loss	8,774	7,972	31,357
Total reclassifications, before tax	8,837	8,068	32,533
Income tax effect	(3,392)	(3,128)	(12,623)
Total reclassifications, net of tax	$5,445	$4,940	$19,910

Adjustments related to spin-off of publishing businesses

During 2016, we reduced retained earnings in our Consolidated Statements of Equity by $42.5 million related to two adjustments pertaining to the spin-off of our publishing businesses. The first adjustment reduced retained earnings by $7.7 million related to discrepancies in participant data in our post-retirement plans as disclosed in Note 7.

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

NOTE 10

Business operations and segment information

Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

Immediately following the spin-off of Cars.com and the sale of our majority stake in CareerBuilder, we began classifying our operations as one operating and reportable segment, Media, which consists of our 47 television stations operating in 39 markets, offering high-quality television programming and digital content. Also now included in the Media Segment is our DMS business which was previously reported in our Digital Segment. The historical periods below have also been updated to restate the historical results of our DMS business within our Media business.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity in 2017 as shown in the tables below. The 2016 activity shown below for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016. In addition to Cofactor, the 2015 Digital Segment activity also includes our former PointRoll and BLiNQ businesses which were disposed of in 2015.

Segment operating results for continuing operations are summarized as follows (in thousands):
Business segment financial information

	2017	2016	2015
Revenues		(recast)	(recast)
Media	$1,903,026	$1,994,120	$1,713,982
Digital	—	9,968	50,840
Total	$1,903,026	$2,004,088	$1,764,822
Operating income
Media (1)	$602,514	$800,791	$701,995
Digital (1)	—	(30,241)	(41,059)
Corporate (1)	(56,612)	(62,398)	(68,595)
Net gain on sale of corporate building	—	—	89,892
Unallocated (2)	—	—	(51,939)
Total	$545,902	$708,152	$630,294
Depreciation, amortization, asset impairment and facility consolidation charges (gains)
Media (1)	$79,398	$85,890	$83,004
Digital (1)	—	21,166	26,581
Corporate (1)	1,669	3,706	(82,342)
Total	$81,067	$110,762	$27,243
Capital expenditures
Media	$39,055	$41,572	$53,928
Digital	—	—	5,263
Corporate	390	1,643	790
Total	$39,445	$43,215	$59,981

(1)	Operating income for Media and Digital Segments includes pre-tax net asset impairment and facility consolidation charges (gains) for each year presented. See Note 11.

(2)
Unallocated expenses represent certain expenses that historically were allocated to the former Publishing Segment but that could not be allocated to discontinued operations as they were not clearly and specifically identifiable to the spun-off businesses.

NOTE 11

Asset impairment and facility consolidation charges (gains)

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of goodwill, other intangible assets and other long-lived assets or to record charges related to facility consolidations efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2017	2016	2015
Property and equipment impairments (gains)	$2,183	$6,085	$(75,124)
Lease exit and other charges	1,350	4,558	6,809
Hurricane related losses, net	896	—	—
Goodwill and intangible asset impairments	—	21,487	8,900
Total asset impairment facility consolidation and charges (gains)	$4,429	$32,130	$(59,415)

Property and equipment impairments (gains): During 2017, we recorded $2.2 million of impairment charges associated with operating assets at one of our television stations. The 2016 charge is primarily related to a $4.7 million impairment associated with a long-lived asset that was sold. Lastly, the 2015 net gain is primarily due to a gain of $89.9 million that was recognized as a result of the sale of our corporate headquarters building. This gain was partially offset by impairment charges recognized on assets of businesses that were either shutdown or sold.

Lease exit and other charges: These charges primarily relate to the early exit of various leases. The 2017 charge relates to the consolidation of office space at corporate headquarters and at our DMS business unit. The 2016 charge relates to exiting a lease used by our former Cofactor business, which operated within our former Digital segment. The 2015, expense includes a charge related to exiting a lease as part of our facility consolidation efforts.

Hurricane related losses, net: In the third quarter of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma and a result, we incurred net losses of $0.9 million, comprised of expenses of $26.9 million, partially offset by $26.0 million of insurance proceeds.

Goodwill and intangible asset impairments: In 2016, we recorded a non-cash goodwill impairment charge of $15.2 million for our former Cofactor reporting unit, representing the full amount of goodwill for that reporting unit. Also in 2016, we recognized a $6.3 million charge associated with an internally produced program. The 2015 charge primarily relates to a non-cash goodwill impairment charge related to our former PointRoll business, which was included in our former Digital Segment.

NOTE 12

Other matters

Litigation: We are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

Commitments: The following table summarizes the expected cash outflow related to our unconditional purchase obligations that are not recorded on our balance sheet as of December 31, 2017. Such obligations include future payments related to operating leases, programming contracts and purchase obligations (in thousands).

	Operating Leases	Programming Contracts	Purchase Obligations
2018	$17,933	$421,602	$75,030
2019	10,933	391,283	17,436
2020	9,525	302,795	9,138
2021	8,773	882	2,308
2022	8,263	626	463
Thereafter	53,926	715	183
Total	$109,353	$1,117,903	$104,558

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily relate to facilities and equipment, total $109.4 million. Total minimum annual rentals have not been reduced for future minimum sublease rentals aggregating $4.8 million. Total rental expense in 2017 was $21.0 million, $24.6 million in 2016 and $19.2 million in 2015.

Programming contracts: We have $1.12 billion of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements.

Purchase obligations: We have commitments under purchasing obligations totaling $104.6 million pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2017, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $104.6 million.

Voluntary Retirement Program: During the first quarter of 2016, we initiated a Voluntary Retirement Program (VRP) within our Media Segment. Under the VRP, Media employees meeting certain eligibility requirements were offered buyout payments in exchange for voluntarily retiring. Eligible non-union employees had until April 7, 2016, to retire under the plan. During 2016, based on acceptances received, we recorded $16.0 million of severance expense. Upon separation, employees accepting the VRP received salary continuation payments primarily based on years of service, the majority of which occurred evenly over the 12-month period following the separation date. As of December 31, 2017, we had completed making payments to employees under the VRP.

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers for carriage of our television stations. We have two customers that purchase both advertising and marketing services and pay us compensation related to retransmission consent agreements, which each represented more than 10% of consolidated revenues in 2017. Such customers represented $215.4 million and $202.4 million of consolidated revenue in fiscal year ended December 31, 2017. No customer accounted for more than 10% of consolidated revenues in 2016 or 2015.

FCC Broadcast Spectrum Program: In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The repacking requires that certain television stations move to different channels, and some stations may have smaller service areas and/or experience additional interference. The legislation authorizing the incentive auction and repacking establishes a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. The FCC has, however, notified us that 13 of our stations will be repacked to new channels. The repacking process is scheduled to occur over a 39 - month period, divided into ten phases. Our stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in 2018 and 2019. No FCC reimbursements were received in 2017. When future reimbursements are received we will recorded the reimbursement as a contra operating expense within our asset impairment and facility consolidation charges (gains), line item on our Consolidated Statement of Income.

While we are eligible to seek reimbursement for costs associated with implementing these changes, the FCC has announced that aggregate reimbursement estimates from all eligible entities, after review and adjustment by the FCC’s reimbursement fund administrator, total $1.86 billion, or approximately $113.9 million more than is currently statutorily authorized for such reimbursements. Each repacked commercial television station, including each of our 13 repacked stations, has been allocated an initial reimbursement amount equal to approximately 52 percent of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Although we expect the FCC to make additional allocations from the fund, it is not clear at this time whether the FCC ultimately will receive from Congress the additional funds necessary to completely reimburse each repacked station for all amounts incurred in connection with the repack. Beyond the potential for not being reimbursed for all amounts we incur, it is still too early to predict the ultimate impact of the incentive auction and repacking upon our business.

As noted above, while we did not sell any of our spectrum in the auction, we did enter into a channel share agreement with another broadcaster that sold spectrum in the auction. Pursuant to the terms of our channel share agreement we received $32.6 million in cash proceeds during the third quarter of 2017. These proceeds were deferred and will be amortized on a straight-line basis as other revenue over a 20 year period. The $32.6 million cash proceeds were reflected as cash flow from operating activities on our Consolidated Statements of Cash Flow.

NOTE 13

Discontinued operations

Cars.com Spin-off

On May 31, 2017, we completed the previously announced spin-off of Cars.com. The spin-off was effected through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the Record Date). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”. In connection with the Cars.com spin-off, we received a one time tax-free cash distribution from Cars.com of $650.0 million. In the second quarter of 2017, we used $609.9 million of the tax-free distribution proceeds to fully pay down outstanding revolving credit agreement borrowings. In October 2017, we used the remainder of the proceeds to pay down a portion of the outstanding principal on unsecured notes due in October 2019 (see Note 6).

Separation Agreement: We entered into a separation agreement with Cars.com which sets forth, among other things, the identified assets transferred, the liabilities assumed and the contracts assigned to each of TEGNA and Cars.com as part of the separation and the conditions related to the distribution of Cars.com outstanding stock to TEGNA stockholders.

Tax Matters Agreement: Prior to the distribution, we entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

Employee Matters Agreement: We entered into an employee matters agreement with Cars.com prior to the distribution to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

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

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. These net proceeds were used in October 2017 to pay down existing debt (see Note 6). Additionally, during the third quarter of 2017 and prior to the closing of the sale, CareerBuilder issued a final dividend to its selling shareholders, of which $25.8 million was retained by TEGNA. As part of the agreement, we remain an ongoing partner in CareerBuilder, reducing our 53% controlling interest to approximately 17% interest (or approximately 12% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest will be accounted for as an equity method investment. Subsequent to the date of sale we recorded a loss of $2.7 million equity earnings during the remainder of 2017 from our remaining interest in CareerBuilder.

Publishing and Other Segments

On June 29, 2015, we completed the spin-off of our publishing businesses, creating a new independent publicly traded company, through the distribution of 98.5% of our interest in Gannett to holders of our common shares. We retained ownership of the remaining 1.5% of Gannett’s outstanding common shares until we sold those shares in third quarter of 2017.

During the fourth quarter of 2015, we sold our subsidiaries Clipper Magazine (Clipper), a direct mail advertising magazine business, and Mobestream Media (Mobestream), maker of a mobile rewards/coupon platform. On March 18, 2016, we sold Sightline Media (Sightline). Our Sightline business unit was previously included within our Other Segment and was classified as held for sale as of December 31, 2015. With the sale of these businesses, we divested all the operations of our Other Segment. Accordingly, we have presented the financial condition and results of operations of the former Publishing and Other Segments as discontinued operations.

Financial Statement Presentation

As a result of the Cars.com and CareerBuilder transactions described above, the operating results and financial position of our former Digital Segment have been included in discontinued operations in the Condensed Consolidated Balance Sheet and Consolidated Statements of Income for all applicable periods presented. Similarly, our former publishing businesses and Other Segment are also presented as discontinued operations within the consolidated financial statements. The 2017 results from discontinued operations include a $342.9 million pre-tax loss related to the sale of CareerBuilder (after noncontrolling interest, $271.7 million of the pre-tax loss is attributable to TEGNA). The pre-tax loss includes a goodwill impairment charge of $332.9 million and costs to sell the business of $10.9 million. Fair value used for the pre-tax loss was based on the enterprise value of CareerBuilder as determined in the definitive purchase agreement.

The carrying value of the assets and liabilities of our former Digital Segment’s discontinued operations as of December 31, 2016 were as follows (in thousands):

Dec. 31, 2016

ASSETS
Cash and cash equivalents	$61,041
Accounts receivable, net	214,171
Property and equipment, net	74,695
Goodwill	1,488,112
Other Intangibles, net	1,718,592
Other assets	71,193
Total assets	$3,627,804

LIABILITIES
Accounts payable and accrued liabilities	$166,853
Deferred revenue	110,071
Deferred tax liability	280,264
Other liabilities	66,969
Total liabilities	$624,157

The following table presents the financial results of discontinued operations (in thousands):

	2017	2016	2015
Discontinued Operations Activity	Digital	Digital	Publishing	Digital	Other	Total
Revenues	$647,021	$1,340,489	$1,400,006	$1,286,123	$191,025	$2,877,154
Operating expenses	923,683	1,071,028	1,262,583	1,003,259	200,746	2,466,588
(Loss) income from discontinued operations, before income taxes	(277,741)	256,863	169,220	277,270	(36,068)	410,422
Provision for income taxes	44,826	77,984	43,735	86,254	(12,647)	117,342
Income (loss) from discontinued operations, net of tax	(232,916)	178,879	125,485	191,016	(23,421)	293,080
Net loss (income) attributable to noncontrolling interests from discontinued operations	$58,698	$(51,302)	$—	$(63,164)	$—	$(63,164)

The financial results reflected above may not represent our former Digital, Publishing and Other Segments stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to those businesses and exclude certain corporate overhead costs that were previously allocated for each period.

For earnings per share information on discontinued operations, see Note 9.

In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the discontinued operations were as follows (in thousands):

	2017	2016	2015
	Digital	Digital	Publishing	Digital	Other	Total
Depreciation	$19,569	$34,162	$49,542	$28,662	$725	$78,929
Amortization of intangible assets	40,300	91,696	7,008	89,765	—	96,773
Capital expenditures	37,441	51,581	20,252	37,853	681	58,786
Payments for acquisitions, net of cash acquired	$—	$206,077	$28,668	$24,987	$—	$53,655

SELECTED FINANCIAL DATA (Unaudited)
(See notes below as well as ‘a’ and ‘b’ on page 73)

In thousands of dollars, except per share amounts		Fiscal Year (1)
	2017	2016	2015	2014	2013
Revenues	$1,903,026	$2,004,088	$1,764,822	$1,780,693	$933,368
Operating expenses	1,357,124	1,295,936	1,134,528	1,237,530	715,838
Operating income (2)	545,902	708,152	630,294	543,163	217,530
Non-operating (expense) income
Equity income (loss) in unconsolidated investments, net	10,402	(3,414)	(2,795)	(3,256)	(2,980)
Interest expense	(210,284)	(231,995)	(273,152)	(269,781)	(170,453)
Other non-operating expenses	(35,304)	(23,452)	(8,681)	(59,798)	(53,917)
Total	(235,186)	(258,861)	(284,628)	(332,835)	(227,350)
Income before income taxes (2)	310,716	449,291	345,666	210,328	(9,820)
(Benefit) provision for income taxes	(137,246)	140,171	116,060	20,740	(15,609)
Income from continuing operations	$447,962	$309,120	$229,606	$189,588	$5,789
Income from continuing operations per share:
basic	$2.08	$1.43	$1.02	$0.84	$0.03
diluted	$2.06	$1.41	$1.00	$0.82	$0.02
Other selected financial data
Dividends declared per share	$0.35	$0.56	$0.68	$0.80	$0.80
Weighted average number of common shares outstanding
basic	215,587	216,358	224,688	226,292	228,541
diluted	217,478	219,681	229,721	231,907	234,189
Financial position and cash flow
Long-term debt, excluding current maturities (3)	$3,007,047	$4,042,749	$4,169,016	$4,488,028	$3,707,010
TEGNA Inc. Shareholders’ equity	$995,041	$2,271,418	$2,191,971	$3,254,914	$2,693,098
Total assets	$4,962,115	$8,542,725	$8,505,958	$11,242,195	$9,240,706
Free cash flow (4)	$309,325	$588,633	$532,464	$697,186	$401,081
Return on equity (5)	16.8%	19.6%	16.9%	35.7%	15.4%
Credit ratio
Leverage ratio (6)	4.32x	3.89x	4.08x	2.96x	3.24x

(1)	Beginning with our 2015 fiscal year, we changed to a calendar year-end reporting cycle. All fiscal years prior to 2015 included 52 weeks.

(2)	Operating income and net income are lower in 2013 as our acquisition of Belo Corp television stations occurred on December 23, 2013.

(3)	The decrease in our long-term debt in 2017 was primarily due to payments made using the proceeds from the spin-off of Cars.com and sale of CareerBuilder.

(4)
See page 26 for a reconciliation of free cash flow to net cash flow from operating activities, which we believe is the most directly comparable measure calculated and presented in accordance with GAAP.

(5)	Calculated using income from continuing operations plus earnings from discontinued operations.

(6)
The leverage ratio is calculated in accordance with our revolving credit agreement and term loan agreements. Currently, we are required to maintain a leverage ratio of less than 5.0x. These agreements are described more fully on page 18 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)

(a)We have made the significant acquisitions listed below during the periods presented in the Selected Financial Data table presented above. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition. See Note 2 of the consolidated financial statements for further information on the acquisitions.

(b)During the period, we sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below. See Note 2 and Note 13 of the consolidated financial statements for further information on the dispositions.

Acquisitions and dispositions occurring during 2017-2013 are shown below:

Acquisitions 2017-2013
Year	Name	Location	Description of Business
2015	KGW, WHAS and KMSB	Portland, OR, Louisville, KY and Tucson, AZ	Television stations
2014	London Broadcasting Company	Abilene, Beaumont, Bryan, Corpus Christi, Longview, Port Arthur, San Angelo, Sweetwater, Temple, Tyler, Waco all in Texas	Television stations
2013	Belo Corp.	Arizona, Idaho, Kentucky, Louisiana, Missouri, North Carolina, Oregon, Texas, Virginia, Washington	Owner and operator of 20 television stations in 15 markets across the U.S.

Dispositions 2017-2013
Year	Name	Location	Description of Business
2017	Cars.com	Chicago, IL	Digital automotive marketplace
	CareerBuilder	Chicago, IL	Global leader in human capital solutions
2016	Cofactor (ShopLocal)	Chicago, IL	Marketing and database services company
	Sightline Media Group (Sightline)	Springfield, VA	Weekly and monthly periodicals
2015	Gannett Healthcare Group	Hoffman Estates, IL	Provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals
	Gannett Co., Inc.	McLean, VA	Multi-platform news and information company
	Clipper Magazine	Mountville, PA	Advertising and marketing solutions provider
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	PointRoll	King of Prussia, PA	Multi-screen digital ad tech and services company
2014	KMOV	St. Louis, MO	Television station
	KTVK/KASW	Phoenix, AZ	Television stations
2013	Captivate Network, Inc.	Chelmsford, MA	News and entertainment network

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts	2017 Quarters
	First(1)	Second(2)	Third (3)	Fourth(4)	Total
Revenues	$459,070	$489,369	$464,264	$490,323	$1,903,026
Operating income	123,111	150,080	116,861	155,850	545,902
Net income from continuing operations	44,658	49,270	50,754	303,280	447,962
Net income (loss) from discontinued operations	19,241	(241,699)	(10,803)	345	(232,916)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(6,185)	62,077	2,806	—	58,698
Net income (loss) attributable to TEGNA Inc.	57,714	(130,352)	42,757	303,625	273,744
Net income per share—basic	$0.27	$(0.60)	$0.20	1.41	$1.27
Net income per share—diluted	$0.27	$(0.60)	$0.19	$1.40	$1.26

	2016 Quarters (recast)
	First(5)	Second(6)	Third(7)	Fourth(8)	Total
Revenues	$460,638	$476,978	$519,617	$546,855	$2,004,088
Operating income	152,302	159,736	185,851	210,263	708,152
Net income from continuing operations	67,880	66,998	76,737	97,505	309,120
Net income from discontinued operations	28,056	47,387	56,698	46,738	178,879
Net income attributable to noncontrolling interests from discontinued operations	(10,492)	(14,934)	(14,752)	(11,124)	(51,302)
Net income attributable to TEGNA Inc.	85,444	99,451	118,683	133,119	436,697
Net income per share—basic	$0.39	$0.46	$0.55	$0.62	$2.02
Net income per share—diluted	$0.38	$0.45	$0.54	$0.61	$1.99

Each of the quarters presented in the table above include special items affecting operating income:

(1)	Special items primarily related to non-cash impairments on certain long-lived assets and workforce restructuring totaled $3.9 million ($2.4 million after-tax or $0.01 per share).

(2)	Special items primarily related to non-cash impairments on certain long-lived assets and workforce restructuring totaled $2.7 million ($1.7 million after-tax or $0.01 per share).

(3)	Special items related to net hurricane Harvey expenses totaled $7.6 million ($4.8 million after-tax or $0.02 per share).

(4)
Special items primarily related to a net gain of $6.7 million on hurricane Harvey (expenses net of insurance proceeds) ($4.2 million after-tax or $0.02 per share) and workforce restructuring of $1.4 million ($0.9 million after-tax).

(5)	Special items primarily related to our voluntary retirement program and other miscellaneous operating items, totaled $10.4 million ($6.4 million after-tax or $0.03 per share).

(6)	Special items primarily related to our voluntary retirement program and non-cash asset impairments totaled $10.6 million ($6.5 million after-tax or $0.03 per share).

(7)	Special items consisting primarily of non-cash impairments on certain intangibles and severance expenses totaled $18.1 million ($11.1 million after-tax or $0.05 per share).

(8)
Special items consisting primarily of non-cash impairments on internally produced program and the write-down of a certain long lived fixed asset that was sold and severance expenses totaled $17.0 million ($10.4 million after-tax or $0.05 per share).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TEGNA Inc.

Opinion on Internal Control over Financial Reporting

We have audited TEGNA Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TEGNA Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia

March 1, 2018

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “Information about Directors,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the information under “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our 2018 proxy statement is incorporated herein by reference.

David T. Lougee

President and Chief Executive Officer (June 2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 59.

Lynn Beall (Trelstad)

Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 57.

Victoria D. Harker

Executive Vice President and Chief Financial Officer (June 2015-present). Formerly: Chief Financial Officer (2012-2015), Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 53.

Todd A. Mayman

Executive Vice President, Chief Legal and Administrative Officer (June 2015 - present). Formerly: Senior Vice President, General Counsel and Secretary (2009-2015). Age 58.

ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in our 2018 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in our 2018 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in our 2018 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in our 2018 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)Financial Statements.
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income
    Consolidated Statements of Cash Flow
    Consolidated Statements of Equity
    Notes to Consolidated Financial Statements

(2)Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through February 22, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on February 27, 2018.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Attached.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Attached.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Attached.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-16 to TEGNA Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between TEGNA Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between TEGNA Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

Exhibit Number	Exhibit	Location

4-9	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Attached.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

Exhibit Number	Exhibit	Location

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Attached.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-7-6	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-7-7	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-8	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-20 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-9	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-1 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-10	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-7-11	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

Exhibit Number	Exhibit	Location

10-7-12	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-10 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-13	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-21 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-14	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-15	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

10-7-16	Form of Executive Officer Performance Share Award Agreement. *	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-17	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-7-18	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-19	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-7-20	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

Exhibit Number	Exhibit	Location

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
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

Exhibit Number	Exhibit	Location

10-9	Master Assignment and Assumption, dated as of August 5, 2013, by and between each of the lenders listed thereon as assignors and/or assignees.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 29, 2013.

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
Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-15
Tenth Amendment, dated as of August 1, 2017, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, and as further amended, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended September 30, 2017.

Exhibit Number	Exhibit	Location

10-16
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

10-16-1
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

10-16-2
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

10-16-3
Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-17	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-17-1	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-18	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-19-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-20	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-20-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-21	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-22	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-23	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-24	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-25	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-26	TEGNA Inc. 2015 Change in Control Severance Plan.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

10-26-1	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-27	TEGNA Inc. Executive Severance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

Exhibit Number	Exhibit	Location

10-27-1	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-28	Cash-Based Award Agreement effective as of February 27, 2017 between TEGNA Inc. and Gracia C. Martore.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-29	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-30	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-31	Cash-Based Award Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-32	Separation and Distribution Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.'s Form 8-K filed on June 26, 2017.

10-33	Transition Services Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-34	Tax Matters Agreement, dated as of May 31, 2017, by and between TEGNA, Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

10-35	Employee Matters Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

10-36	Parent Guaranty, dated as of May 31, 2017, granted by TEGNA Inc. in favor of JPMorgan Chase Bank, N.A. as Administrative Agent	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101
The following financial information from TEGNA Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the 2017, 2016 and 2015 fiscal years, (iii) Consolidated Statements of Comprehensive Income for the 2017, 2016 and 2015 fiscal years, (iv) Consolidated Cash Flow Statements for the 2017, 2016 and 2015 fiscal years; (v) Consolidated Statements of Equity for the 2017, 2016 and 2015 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

Dated: March 1, 2018	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 1, 2018	/s/ David T. Lougee
David T. Lougee,
President and Chief Executive Officer
(principal executive officer)
Dated: March 1, 2018	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 1, 2018	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 1, 2018	(1)
Gina Bianchini, Director
Dated: March 1, 2018	/s/ Howard D. Elias
Howard D. Elias, Director
Dated: March 1, 2018	(1)
Stuart Epstein, Director
Dated: March 1, 2018	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: March 1, 2018	/s/ David T. Lougee
David T. Lougee, Director
Dated: March 1, 2018	/s/ Marjorie Magner
Marjorie Magner, Director, Chairman
Dated: March 1, 2018	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: March 1, 2018	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: March 1, 2018	/s/ Susan Ness
Susan Ness, Director
Dated: March 1, 2018	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: March 1, 2018	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: March 1, 2018	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

(1) Recently elected board members Gina Bianchini (elected effective as of February 26, 2018) and Stuart Epstein (elected effective as of February 22, 2018) did not sign the Form 10-K as they joined our board in 2018.

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2017 Form 10-K.
ADJUSTED EBITDA – Net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as spin-off transaction expenses and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization.
AMORTIZATION – A non-cash charge against our earnings that represents the write off of intangible assets over the projected life of the assets.
BALANCE SHEET – A summary statement that reflects our assets, liabilities and equity at a particular point in time.
MEDIA REVENUES – Primarily amounts charged to customers for commercial advertising aired on our television stations as well as fees paid by satellite and cable operators, telecommunication companies and OTT providers to carry our television signals on their systems.
CURRENT ASSETS – Cash and other assets that are expected to be converted to cash within one year.
CURRENT LIABILITIES – Amounts owed that will be paid within one year.
DEPRECIATION – A non-cash charge against our earnings that allocates the cost of property and equipment over the estimated useful lives of the assets.
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
OVER THE TOP (OTT) SERVICES – A service that delivers video content to consumers over the Internet.
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