Form 10-Q
period 2018-03-31
TEGNA INC
filed 2018-05-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of March 31, 2018 was 215,679,758.

INDEX TO TEGNA INC.
March 31, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	Mar. 31, 2018	Dec. 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,338	$98,801
Accounts receivable, net of allowances of $3,007 and $3,266, respectively	430,151	406,852
Other receivables	16,076	32,442
Programming rights	25,194	37,758
Prepaid expenses and other current assets	27,536	61,070
Total current assets	507,295	636,923
Property and equipment
Cost	815,648	782,602
Less accumulated depreciation	(459,330)	(447,262)
Net property and equipment	356,318	335,340
Intangible and other assets
Goodwill	2,602,849	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,540,303	1,273,269
Investments and other assets	138,564	137,166
Total intangible and other assets	4,281,716	3,989,852
Total assets	$5,145,329	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	Mar. 31, 2018	Dec. 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$44,732	$52,992
Accrued liabilities
Compensation	27,836	54,088
Interest	53,948	39,217
Contracts payable for programming rights	82,833	105,040
Other	44,843	58,196
Dividends payable	15,226	15,173
Income taxes	2,960	—
Current portion of long-term debt	485	646
Total current liabilities	272,863	325,352
Noncurrent liabilities
Income taxes	20,269	20,203
Deferred income taxes	386,781	382,310
Long-term debt	3,196,070	3,007,047
Pension liabilities	146,466	144,220
Other noncurrent liabilities	86,244	87,942
Total noncurrent liabilities	3,835,830	3,641,722
Total liabilities	4,108,693	3,967,074

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	303,926	382,127
Retained earnings	6,124,209	6,062,995
Accumulated other comprehensive loss	(125,993)	(106,923)
Less treasury stock at cost, 108,738,874 shares and 109,487,979 shares, respectively	(5,589,925)	(5,667,577)
Total equity	1,036,636	995,041
Total liabilities and equity	$5,145,329	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2018	2017
		(recast)
Revenues	$502,090	$459,070

Operating expenses:
Cost of revenues, exclusive of depreciation	258,493	231,408
Business units - Selling, general and administrative expenses, exclusive of depreciation	73,621	68,429
Corporate - General and administrative expenses, exclusive of depreciation	12,708	15,333
Depreciation	13,471	13,217
Amortization of intangible assets	6,782	5,389
Asset impairment and facility consolidation charges	—	2,183
Total	365,075	335,959
Operating income	137,015	123,111

Non-operating (expense):
Equity loss in unconsolidated investments, net	(1,238)	(1,469)
Interest expense	(47,725)	(55,415)
Other non-operating items	(12,480)	(2,074)
Total	(61,443)	(58,958)

Income before income taxes	75,572	64,153
Provision for income taxes	20,385	19,495
Net Income from continuing operations	55,187	44,658
Income from discontinued operations, net of tax	—	19,241
Net income	55,187	63,899
Net income attributable to noncontrolling interests from discontinued operations	—	(6,185)
Net income attributable to TEGNA Inc.	$55,187	$57,714

Earnings from continuing operations per share - basic	$0.26	$0.21
Earnings from discontinued operations per share - basic	—	0.06
Net income per share – basic	$0.26	$0.27

Earnings from continuing operations per share - diluted	$0.25	$0.21
Earnings from discontinued operations per share - diluted	—	0.06
Net income per share – diluted	$0.25	$0.27

Weighted average number of common shares outstanding:
Basic shares	216,276	215,305
Diluted shares	216,989	217,569

Dividends declared per share	$0.07	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended March 31,
	2018	2017

Net income	$55,187	$63,899
Redeemable noncontrolling interests (earnings not available to shareholders)	—	(1,815)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	202	2,262
Recognition of previously deferred post-retirement benefit plan costs	1,250	2,075
Pension lump-sum payment charge	6,300	—
Unrealized losses on available for sale investment during the period	—	(2,293)
Other comprehensive income, before tax	7,752	2,044
Income tax effect related to components of other comprehensive income (loss)	(1,977)	(797)
Other comprehensive income, net of tax	5,775	1,247
Comprehensive income	60,962	63,331
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(5,435)
Comprehensive income attributable to TEGNA Inc.	$60,962	$57,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2018	2017

Cash flows from operating activities:
Net income	$55,187	$63,899
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	20,253	52,105
Stock-based compensation	3,599	5,103
Other (gains) losses on sales of assets and impairment charges	(1,010)	885
Equity losses in unconsolidated investments, net	1,238	1,469
Pension contributions, net of expense	(23,072)	(1,350)
Change in other assets and liabilities, net	(5,009)	17,806
Net cash flow from operating activities	51,186	139,917
Cash flows from investing activities:
Purchase of property and equipment	(10,643)	(17,959)
Payments for acquisitions of businesses, net of cash acquired	(325,903)	—
Payments for investments	(3,991)	(775)
Proceeds from investments	1,010	1,369
Proceeds from sale of businesses and assets	1,373	4,535
Net cash flow used for investing activities	(338,154)	(12,830)
Cash flows from financing activities:
Proceeds (payments) of borrowings under revolving credit facilities, net	220,000	(46,000)
Debt repayments	(33,062)	(33,062)
Dividends paid	(15,043)	(29,998)
Repurchases of common stock	—	(7,252)
Other, net	(4,630)	(8,144)
Net cash flow provided by (used for) financing activities	167,265	(124,456)
Decrease (increase) in cash and cash equivalents	(119,703)	2,631
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	128,041	44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash and cash equivalents, beginning of period	128,041	105,117
Cash, cash equivalents and restricted cash from continuing operations, end of period	8,338	40,133
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	67,615
Balance of cash and cash equivalents, end of period	$8,338	$107,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Accounting Policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or “TEGNA’s”) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity loss in unconsolidated investments, net” in the Consolidated Statements of Income.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations in our Consolidated Statements of Income. See Note 12, “Discontinued Operations”, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our condensed consolidated financial statements.

We operate one operating and reportable segment, which primarily consists of our 47 television stations operating in 39 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Accounting guidance adopted in 2018: In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance related to revenue recognition. Under the new guidance, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the guidance beginning January 1, 2018 using the modified retrospective method. We began recognizing revenue under this new guidance in the first quarter of 2018 and did not restate prior years. We applied the standard to all contracts open as of January 1, 2018. The cumulative prior period effect of applying the guidance was $3.7 million which was recorded as a decrease to retained earnings upon adoption. This adjustment represents a deferral of revenue associated with certain performance obligations that were not fully completed as of the reporting date. In addition, with the adoption of the new guidance, we have determined that certain barter revenue and expense related to syndicated programming will no longer be recognized. The revenue and expense previously recognized for this type of barter transaction was approximately $2.0 million in 2017. Other than these two items, there were no other changes to the timing and amount of revenue recognition for our contracts.

For contracts with an effective term of less than one year, and for our subscription revenue contracts, we applied certain of the standard’s practical expedients relating to disclosure that permit the exclusion of quantifying and disclosing unsatisfied performance obligations. In addition, the adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls. See discussion of our revenue policy below.

In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the statement of cash flows. The guidance updated the classification in the Statement of Cash Flows in several areas. The most relevant updates for us are the following: 1) payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early will each be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows), 2) contingent consideration payments made for acquisitions will be classified as either operating, investing, or financing cash outflows depending on the timing and nature of the payment, 3) cash receipts received due to the settlement of insurance claims will be classified as either operating or investing cash inflows, depending on the nature of the underlying loss,

4) proceeds received from trust owned life insurance policies will be classified as investing cash inflows (we have historically classified these types of cash receipts as operating inflows), and 5) distributions received from equity method investments will be classified as either operating or investing cash inflows, depending on the amount of cash received as compared to the amount of inception to date earnings recognized on the individual investment. We adopted the guidance retrospectively beginning in the first quarter of 2018. As a result of adopting this guidance, we reclassified approximately $0.9 million of life insurance proceeds received in the first quarter of 2017 from operating to investing inflows.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable prices, those investments may be recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. This new guidance will require us to adjust the value of our cost method investments to account for any observable price changes in those investments. Cost method investments had previously been recorded at cost, less any impairments. We adopted the new guidance in the first quarter of 2018 and the provision discussed above has been adopted on a prospective basis. There was no impact to our financial statements as a result of adopting this new guidance.

In February 2018, the FASB issued guidance on accounting for certain tax effects that resulted from the Tax Cuts and Jobs Act, or the Act, that was enacted into law as of December 22, 2017. The guidance addresses the accounting for amounts that had previously been recorded in accumulated other comprehensive income on a net tax basis, using the tax rate that was in effect at the time. Due to the reduction in the tax rates under the Act, certain tax effects were “stranded” in accumulated other comprehensive income. This new guidance allows these stranded tax effects to be reclassified from accumulated other comprehensive income to retained earnings. Other tax amounts stranded in accumulated other comprehensive income due to reasons other than the Act may not be reclassified. As a result of adopting this guidance, in the first quarter of 2018, we reclassified approximately $24.8 million from accumulated other comprehensive income to retained earnings. We believe that reclassifying these amounts more accurately presents the balance of accumulated other comprehensive loss.

In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses and other current assets and investments and other assets on our consolidated balance sheets are now included with cash and cash equivalents on the consolidated statements of cash flows. We did not have any restricted cash as of March 31, 2018, however, these restricted cash balances totaled $29.2 million as of December 31, 2017, $28.1 million as of March 31, 2017 and $28.2 million as of December 31, 2016. Our restricted cash is used to pay deferred compensation and TEGNA Supplemental Retirement Plan (SERP) obligations. The adoption of this standard did not change our balance sheet presentation. See Note 10 for additional information about our restricted cash balances.

New accounting pronouncements not yet adopted: In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect the standard will have on our consolidated financial statements and related disclosures, but currently we estimate that our total assets and liabilities as presented on our Condensed Consolidated Balance Sheet as of March 31, 2018, will grow by less than 5% as a result of adopting this standard.

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
Revenue recognition: Revenue is recognized upon transfer of control of promised services to our customers in an amount that reflects the consideration we expect to receive in exchange for those services. Revenue is recognized net of agency commissions and any taxes collected from customers, which are subsequently remitted to governmental authorities. Amounts received from customers in advance of providing services to our customers are recorded as deferred revenue.
Our primary source of revenue is earned through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues including Premion, our digital marketing services business unit and other digital advertising across our platforms. Contracts within this revenue stream are short-

term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials, or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract we establish the transaction price with our customer based on the agreed upon rates for each performance obligation. There is no material variability in the transaction price during the term of the contract.
Revenue is recognized as we deliver our performance obligations to our customers. For our AMS revenue stream, we measure our performance based on the airing of the individual television commercials or display of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. Customers are billed monthly and payment is generally due 30 days after the date of invoice. Commission costs related to these contracts are expensed as incurred due to the short term nature of the contracts.
We also earn subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal and the negotiated fee per subscriber included in our contract agreement. Our customers submit payments monthly, generally within 60-90 days after the month that service was provided. Our performance obligations are satisfied, and revenue is recognized, as we provide our consent for our customers to retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
We also generate revenue from the sale of political advertising. Contracts within this revenue stream are short term in nature (typically weekly or monthly buys during political campaigns). Customers pre-pay these contracts and we therefore defer the associated revenue until the advertising has been delivered, at which time we have satisfied our performance obligations and recognize revenue. Commission costs related to these contracts are expensed as incurred due to the short term nature of the contracts.
Our remaining revenue is comprised of various other services, primarily production services (for news content and commercials) and sublease rental income. Revenue is recognized as these various services are provided to our customers.
In instances where we sell services from more than one revenue stream to the same customer at the same time, we recognize one contract and allocate the transaction price to each deliverable element (e.g. performance obligation) based on the relative fair value of each element.
Revenue earned by categories in the first quarter of 2018 and 2017 is shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2018	2017

AMS	$282,939	$269,012
Subscription	205,556	182,310
Political	7,606	2,157
Other	5,989	5,591
Total revenue	$502,090	$459,070

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	Mar. 31, 2018		Dec. 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,602,849	$—	$2,579,417	$—
Indefinite-lived intangibles:
Television and radio station FCC licenses	1,387,373	—	1,191,950	—
Amortizable intangible assets:
Retransmission agreements	121,184	(66,360)	110,191	(62,355)
Network affiliation agreements	99,511	(21,603)	43,485	(19,371)
Other	27,137	(6,939)	15,763	(6,394)
Total indefinite-lived and amortizable intangible assets	$1,635,205	$(94,902)	$1,361,389	$(88,120)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships and favorable lease agreements which are amortized on a straight-line basis over their useful lives.

On February 15, 2018 we acquired a business consisting of assets in San Diego: KFMB-TV (the CBS affiliated station), KFMB-D2 (the CW station), and radio stations KFMB-AM and KFMB-FM (collectively KFMB). The transaction price was approximately $325.9 million in cash, which we funded through the use of available cash and borrowings under our revolving credit facility (see Note 5). The fair value of the assets acquired and liabilities assumed were based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary areas of purchase price allocation that were not yet finalized are related to fair value of intangible assets and income taxes.

During the first quarter of 2018, in connection with our preliminary purchase accounting, we recorded an indefinite lived intangible asset for FCC licenses of $195.4 million and amortizable intangible assets of $78.4 million, primarily related to retransmission and network affiliation agreements. The amortizable assets will be amortized over a weighted average period of 8 years. We also recognized goodwill of $23.4 million as a result of the acquisition.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2018, and December 31, 2017 (in thousands):

	Mar. 31, 2018	Dec. 31, 2017

Cash value life insurance	$50,823	$51,188
Deferred compensation investments	9,448	9,546
Equity method investments	27,279	27,098
Deferred debt issuance cost	5,109	6,048
Other long term assets	45,905	43,286
Total	$138,564	$137,166

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Gains and losses on these investments are included in Other non-operating expenses within our Consolidated Statement of Income and were not material for all periods presented.

Deferred compensation investments: Employee compensation related investments consist of a life insurance annuity policy which funds a deferred compensation plan liability. Amounts presented above are expected to be converted to cash beyond one year.

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 12% on a fully-diluted basis). Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity. In the first quarter of 2018, we recorded $1.3 million of equity loss from our CareerBuilder investment.

On April 24, 2018, CareerBuilder announced that it had entered into a definitive agreement to sell its subsidiary Economic Modeling LLC (also known as EMSI) to Strada Education Network, a national education nonprofit, and subsequently entered into an exclusive re-seller arrangement to enable CareerBuilder to continue to offer EMSI data to its corporate customers. The closing of the sale is expected to occur in the second quarter of 2018, and we anticipate that we will receive a dividend of approximately $8 million in connection with the sale.

Other strategic investments: These investments are carried at cost and adjusted for any impairments or other observable price changes in the investment. The carrying value of these investments was $22.1 million as of March 31, 2018 and $19.4 million as of December 31, 2017, and is included within other long term assets in the table above.
NOTE 4 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.6 million as of March 31, 2018, and $10.7 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.7 million as of March 31, 2018, and $1.6 million as of December 31, 2017.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $4.0 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
Pub. L. No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the Act, was enacted into law as of December 22, 2017. Among other provisions, the Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. On the same date, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. Our accounting is expected to be complete when our 2017 U.S. federal and state corporate income tax returns are filed in late 2018. During the three month period ending March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. We will continue to analyze the effects of the Act on our consolidated financial statements. Additional impacts from the enactment will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin No. 118.

NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2018	Dec. 31, 2017

Unsecured floating rate term loan due quarterly through August 2018	$12,600	$20,500
VIE unsecured floating rate term loans due quarterly through December 2018	485	646
Unsecured floating rate term loan due quarterly through June 2020	90,000	100,000
Unsecured floating rate term loan due quarterly through September 2020	210,000	225,000
Borrowings under revolving credit agreement expiring June 2020	220,000	—
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,218,085	3,031,146
Debt issuance costs	(19,315)	(20,551)
Other (fair market value adjustments and discounts)	(2,215)	(2,902)
Total long-term debt	3,196,555	3,007,693
Less current portion of long-term debt maturities	485	646
Long-term debt, net of current portion	$3,196,070	$3,007,047

On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the expiration date of the credit agreement on June 29, 2020.

During the first quarter of 2018, we borrowed $220.0 million under the revolving credit facility primarily to finance the acquisition of assets in San Diego consisting of KFMB-TV, the CBS affiliate, KFMB-D2 (the CW station), and radio stations KFMB-AM and KFMB-FM. As of March 31, 2018, we had unused borrowing capacity of $1.27 billion under our revolving credit facility.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the SERP. In connection with our acquisition of KFMB, we assumed its preexisting pension plan which, as of the acquisition date, had a total net pension obligation of $7.3 million. All plan participants’ benefits were frozen prior to the acquisition date. We intend to merge the KFMB pension plan into the TRP in the second quarter of 2018. The total net pension obligations, both current and non-current liabilities, as of March 31, 2018, were $151.6 million ($5.1 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Our pension costs, which primarily include costs for the qualified TRP plan and the nonqualified SERP plan, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2018	2017

Service cost-benefits earned during the period	$—	$125
Interest cost on benefit obligation	5,150	5,925
Expected return on plan assets	(7,450)	(6,650)
Amortization of prior service cost	50	150
Amortization of actuarial loss	1,250	1,975
Lump-sum payment charge	6,300	$—
Expense for company-sponsored retirement plans	$5,300	$1,525

The 2017 service cost component of our pension expense is recorded within the operating expense line items Cost of revenue, Business units - Selling, general and administrative, and Corporate - General and administrative within the Consolidated Statements of Income. All other components of the pension expense are included within the Other non-operating items line item of the Consolidated Statements of Income.

During the three months ended March 31, 2018 we made $1.7 million in cash contributions to the TRP, and plan to make additional contributions of $9.0 million to the TRP during the remainder of 2018. We made no contributions to the TRP during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, we made benefit payments to participants of the SERP of $26.7 million and $2.9 million, respectively. SERP payments during the three months ended March 31, 2018 primarily relate to lump sum payments made to certain former executives of the company.

In the first quarter of 2018, we incurred a special charge as a result of the lump sum payments. This charge of $6.3 million was reclassified from accumulated other comprehensive income (loss) into net periodic benefit cost.

NOTE 7 – Supplemental equity information
The following table summarizes equity account activity for the three months ended March 31, 2018 and 2017 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2017	$995,041	$—	$995,041
Comprehensive income:
Net income	55,187	—	55,187
Other comprehensive income	5,775	—	5,775
Total comprehensive income	60,962	—	60,962
Dividends declared	(15,095)	—	(15,095)
Stock-based compensation	3,599	—	3,599
Impact from adoption of new revenue standard	(3,724)	—	(3,724)
Other activity, including shares withheld for employee taxes	(4,147)	—	(4,147)
Balance at Mar. 31, 2018	$1,036,636	$—	$1,036,636

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net income	57,714	6,185	63,899
Redeemable noncontrolling interests (income not available to shareholders)	—	(1,815)	(1,815)
Other comprehensive income	182	1,065	1,247
Total comprehensive income	57,896	5,435	63,331
Dividends declared	(30,065)	—	(30,065)
Stock-based compensation	5,103	—	5,103
Treasury shares acquired	(7,252)	—	(7,252)
Other activity, including shares withheld for employee taxes	(7,963)	(1,337)	(9,300)
Balance at Mar. 31, 2017	$2,289,137	$285,685	$2,574,822

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at Dec. 31, 2017	$(107,037)	$114	$—	$(106,923)
Other comprehensive income before reclassifications	—	150	—	150
Amounts reclassified from AOCL	5,625	—	—	5,625
Total other comprehensive income	5,625	150	—	5,775
Reclassification of stranded tax effects to retained earnings	(24,845)	—	—	(24,845)
Balance at Mar. 31, 2018	$(126,257)	$264	$—	$(125,993)

Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive loss before reclassifications	—	1,197	(2,293)	(1,096)
Amounts reclassified from AOCL	1,278	—	—	1,278
Other comprehensive income (loss)	1,278	1,197	(2,293)	182
Balance at Mar. 31, 2017	$(126,063)	$(27,363)	$(7,965)	$(161,391)

Reclassifications from AOCL to the Statement of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, amortization of actuarial losses, a lump-sum payment charge related to our SERP plan, and reclassification of stranded tax effects in AOCL due the Act (see Note 1). Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2018	2017

Amortization of prior service (credit) cost	$(100)	$—
Amortization of actuarial loss	1,350	2,075
Lump-sum payment charge	6,300	—
Total reclassifications, before tax	7,550	2,075
Income tax effect	(1,925)	(797)
Total reclassifications, net of tax	$5,625	$1,278

Performance Share Award Program

During the first quarter of 2018, our Leadership Development and Compensation Committee (LDCC) of the Board of Directors established new long-term incentive awards under the 2001 Omnibus Incentive Compensation Plan (Plan) for our executives designed to better reflect TEGNA as a pure-play broadcaster. On March 1, 2018, we granted certain employees performance share awards (PSAs) with an aggregate target award of approximately 0.6 million shares of our common stock.

The number of shares earned is determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as defined by the PSA) over a two-year cumulative financial performance period. If the financial performance criteria are met and approved by the LDCC, the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the performance period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria.

For expense recognition, in the period it becomes probable that the minimum performance criteria specified in the PSA will be achieved, we will recognize expense for the proportionate share of the total fair value of the shares subject to the PSA related to the vesting period that has already lapsed. Each reporting period we will adjust the fair value of the PSAs to the quoted market value of our stock price. In the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the PSA, we will reverse all of the previously recognized compensation expense in the period such a determination is made.

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended Mar. 31,
	2018	2017

Net income from continuing operations	$55,187	$44,658
Income from discontinued operations, net of tax	—	19,241
Net income attributable to noncontrolling interests from discontinued operations	—	(6,185)
Net income attributable to TEGNA Inc.	$55,187	$57,714

Weighted average number of common shares outstanding - basic	216,276	215,305
Effect of dilutive securities:
Restricted stock units	177	992
Performance share units	216	541
Stock options	320	731
Weighted average number of common shares outstanding - diluted	216,989	217,569

Earnings from continuing operations per share - basic	$0.26	$0.21
Earnings from discontinued operations per share - basic	—	0.06
Net income per share - basic	$0.26	$0.27

Earnings from continuing operations per share - diluted	$0.25	$0.21
Earnings from discontinued operations per share - diluted	—	0.06
Net income per share - diluted	$0.25	$0.27

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 87,000 and 100,000 stock awards for the three months ended March 31, 2018 and 2017, respectively, as their inclusion would be accretive to earnings per share.

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

Our deferred compensation investments were valued using Level 1 inputs with a fair value of $14.6 million as of December 31, 2017. Our deferred compensation assets were invested in a fixed income mutual fund. During the first quarter of 2018, we liquidated the deferred compensation investment to cover payments made to SERP participants (see Note 6).

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.30 billion at March 31, 2018, and $3.16 billion at December 31, 2017.

NOTE 10 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017	Dec. 31, 2016
Cash and cash equivalents included in:
Continuing operations	$8,338	$98,801	$12,040	$15,879
Discontinued operations	—	—	67,615	61,041
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	29,240	—	—
Investments and other assets	—	—	28,093	28,197
Cash, cash equivalents and restricted cash	$8,338	$128,041	$107,748	$105,117

Our restricted cash equivalents consist of highly liquid investments that are held within a rabbi trust and are used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	Quarter ended Mar. 31,
	2018	2017
Supplemental cash flow information:
Cash (received) paid for income taxes, net of refunds	$(2,799)	$6,518
Cash paid for interest	$30,128	$34,185

NOTE 11 – Other matters

Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The FCC has, however, notified us that 13 of our stations will be repacked to new channels. The repacking requires that certain television stations move to different channels, and some stations may have smaller service areas and/or experience additional interference. The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts. Some of our television translator stations have been or will be displaced as a result of the repacking, and thus may be eligible under the new repacking funds appropriation to seek reimbursement for costs incurred as a result of such displacement. No reimbursement funds will be available to television translator stations until the FCC completes a rulemaking to govern reimbursement requests by such stations, and there is no guarantee that all costs will be reimbursed. The FCC is statutorily required to complete its rulemaking regarding these reimbursements by March 23, 2019.

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in 2018 and 2019. No FCC reimbursements were received in the first quarter of 2018. When future reimbursements are received, we will record the reimbursement as a contra operating expense within our asset impairment and facility consolidation charges line item on our Consolidated Statement of Income.

Each repacked full power commercial television station, including each of our 13 repacked stations, has been allocated a reimbursement amount equal to approximately 92.5% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Although we expect the FCC to make additional allocations from the fund, it is not guaranteed that the FCC will approve all reimbursement requests necessary to completely reimburse each repacked station for all amounts incurred in connection with the repack. Beyond the potential for not being reimbursed for all amounts we incur, it is still too early to predict the ultimate impact of the incentive auction and repacking upon our business.

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

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. As part of the agreement, we remain an ongoing partner in CareerBuilder, retaining an approximately 17% interest (or approximately 12% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest will be accounted for as an equity method investment. For the first three months of 2018, we recorded a loss of $1.3 million in equity earnings from our remaining interest in CareerBuilder.

Financial Statement Presentation of Digital Segment

As a result of the Cars.com and CareerBuilder transactions described above, the operating results of our former Digital Segment have been included in discontinued operations in the Consolidated Statements of Income for the prior year period.

The following table presents the financial results of discontinued operations (in thousands):

Quarter ended Mar. 31, 2017

Revenues	$319,401
Operating expenses	289,135
Income from discontinued operations, before income taxes	28,330
Provision for income taxes	(9,089)
Income from discontinued operations, net of tax	19,241
Net loss (income) attributable to noncontrolling interests from discontinued operations	$(6,185)

The financial results reflected above may not represent our former Digital stand alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to those businesses and exclude certain corporate overhead costs that were previously allocated. For earnings per share information on discontinued operations, see Note 8.

In our Condensed Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the discontinued operations were as follows (in thousands):

Quarter ended Mar. 31, 2017

Depreciation	$9,870
Amortization of intangible assets	23,629
Capital expenditures	$10,858

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

We are an innovative media company that serves the greater good of our communities through empowering stories, impactful investigations and innovative marketing services. With 47 television stations in 39 U.S. markets, we are the largest owner of big four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month, we reach approximately 50 million consumers on-air and approximately 30 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Beyond integrated broadcast advertising products and services, we deliver results for advertisers through innovative solutions including our Over the Top (OTT) local advertising network, Premion; and our digital marketing services (DMS) business, a one-stop shop for local businesses to connect with consumers through digital marketing.

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

We operate one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2018, 2016) and particularly in the second half of those years; 3) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; and 4) other services, such as production of programming from third parties and production of advertising material.

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

On February 15, 2018, we acquired, for approximately $325 million in cash, assets in San Diego consisting of KFMB-TV (the CBS affiliated station), KFMB-D2 (CW channel) and radio broadcast stations KFMB-AM and KFMB-FM (collectively KFMB). Through this transaction, we added a strong market to our portfolio. San Diego is the 29th largest U.S. TV market with 1.1 million households and the 17th largest radio market. KFMB-TV is the long-standing market leader in San Diego. It leads the market in audience ratings and share across all demographics and is number one in news across all major time slots. As a result of this acquisition, our U.S. television household reach increased by more than one million or one percentage point.

Consolidated Results from Operations

The following discussion is a period-to-period comparison of our consolidated results from continuing operations on a GAAP basis. The period-to-period comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 23 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of continuing operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2018	2017	Change

Revenues	$502,090	$459,070	9%

Operating expenses:
Cost of revenues, exclusive of depreciation	258,493	231,408	12%
Business units - Selling, general and administrative expenses, exclusive of depreciation	73,621	68,429	8%
Corporate - General and administrative expenses, exclusive of depreciation	12,708	15,333	(17%)
Depreciation	13,471	13,217	2%
Amortization of intangible assets	6,782	5,389	26%
Asset impairment and facility consolidation charges	—	2,183	***
Total operating expenses	$365,075	$335,959	9%

Total operating income	$137,015	$123,111	11%

Non-operating expense	(61,443)	(58,958)	4%
Provision for income taxes	20,385	19,495	5%
Net income from continuing operations	$55,187	$44,658	24%

Earnings from continuing operations per share - basic	$0.26	$0.21	24%
Earnings from continuing operations per share - diluted	$0.25	$0.21	19%

*** Not meaningful

Revenues

Our Advertising and Marketing Services (AMS) category includes all sources of our traditional television advertising and digital revenues including Premion, DMS and other digital advertising and marketing revenues across our platforms. Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services.
The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2018	2017	Change

Advertising & Marketing Services	$282,939	$269,012	5%
Subscription	205,556	182,310	13%
Political	7,606	2,157	***
Other	5,989	5,591	7%
Total	$502,090	$459,070	9%

*** Not meaningful

Revenues increased $43.0 million, or 9%, in the first quarter of 2018 compared to the same period in 2017. This net increase was partially due to an increase in AMS revenue of $13.9 million, or 5%, in the first quarter of 2018. AMS revenue increased primarily due to $49.5 million in Winter Olympic and Super Bowl advertising (approximately $24.0 million of which was incremental). This increase was partially offset by a decline in DMS revenue of $10.5 million due to the conclusion of a transition services agreement with Gannett. Also contributing to the overall revenue increase was subscription revenue which increased $23.2 million, or 13% in the first quarter of 2018, primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers.

In the second quarter of 2018, we expect revenue will increase mid-single digits year-over-year driven by subscription revenue growth, political revenue, and growth initiatives. As we approach the one year anniversary of the wind-down of the terminated digital business; which occurred in second quarter last year, the impact to the year-over-year total revenue comparison is only one percent.

In addition, for our subscription revenue, we have experienced three months of sequential growth in total paid subscribers (which includes subscribers in OTT streaming service providers), and as a result we expect our full year subscription revenue growth will increase in the mid-teens year-over-year.

Cost of Revenues

Cost of revenues increased $27.1 million, or 12%, in the first quarter of 2018 compared to the same period in 2017. The increase was primarily due to a $13.5 million increase in programming costs, a $9.8 million increase in digital expenses (due to investments made in Premion business), and approximately $6.0 million primarily associated with production of original content (Daily Blast LIVE!), variable editorial costs tied to increased revenues (event coverage costs of Olympics and Super Bowl), and the acquisition of KFMB. These increases were partially offset by a decline in DMS costs of $6.0 million due to the conclusion of the transition services agreement with Gannett.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses increased $5.2 million, or 8%, in the first quarter of 2018 compared to the same period in 2017. The increase was primarily the result of a $3.9 million increase in sales expenses, driven by the incremental revenue from Olympics and Super Bowl. The remaining variance is attributable to various items including incremental costs associated with acquisition of KFMB.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased $2.6 million, or 17%, in the first quarter of 2018 compared to the same period in 2017. The decrease was primarily due to the absence of $0.9 million in severance incurred in 2017, with the remaining decrease primarily due to lower corporate rent expense and reductions in various departments associated with the right-sizing of the corporate function following the spin-off of Cars.com and the sale of our majority interest in CareerBuilder in 2017.

Depreciation Expense

Depreciation expense increased $0.3 million, or 2%, in the first quarter of 2018 compared to the same period in 2017. The increase was primarily due to incremental depreciation expense resulting from our acquisition of KFMB.

Amortization Expense

Amortization expense increased by $1.4 million in the first quarter of 2018, compared to the same period in 2017. The increase was a result of amortization of intangible assets acquired in connection with our acquisition of KFMB.

Asset Impairment and Facility Consolidation Charges

We had no asset impairment and facility consolidation charges in the first quarter of 2018 compared to $2.2 million in the first quarter of 2017. The 2017 charges consisted of $2.2 million of non-cash asset impairment charges associated with operating assets at one of our stations.

Operating Income

Our operating income increased $13.9 million, or 11%, in the first quarter of 2018 compared to the same period in 2017. The increase was driven by the changes in revenue and expenses discussed above. As a result, our consolidated operating margins were 27% in both the first quarter of 2018 and 2017.

Non-Operating Expense

Non-operating expense increased $2.4 million, or 4%, in the first quarter of 2018 compared to the same period in 2017. The increase was primarily due to a pension-related charge in first quarter of 2018 of $6.3 million (primarily related to lump sum payments made to certain former executives of the company). In addition, in the first quarter 2017 we recorded a $5.2 million gain related to the reversal of unclaimed property reserve as a result of a change in state law.

Offsetting these increases was a decline in interest expense of $7.7 million driven by lower average debt outstanding. The total average outstanding debt was $3.22 billion for the first quarter of 2018, compared to $4.06 billion in the same period of 2017. The weighted average interest rate on total outstanding debt was 5.84% for the first quarter of 2018, compared to 5.28% in the same period of 2017.

Income Tax Expense

Income tax expense increased to $20.4 million in the first quarter of 2018 from $19.5 million in the first quarter of 2017, an increase of 5%. The increase was primarily due to increases in net income before tax, partially offset by a reduction in the federal corporate tax rate from 35% to 21% as a result of the enactment of Pub. L. No. 115-97 (the Act). Our reported effective income tax rate was 27% for the first quarter of 2018, compared to 30.4% for continuing operations for the first quarter of 2017. The tax rate for the first quarter in 2018 is lower than the comparable rate in 2017 primarily due to the corporate tax rate reduction from 35% to 21%, partially offset by the repeal of the domestic manufacturing deduction, both in accordance with the Act, as well as an increase in state income taxes due to the acquisition of KFMB.

Income From Continuing Operations

Income from continuing operations was $55.2 million, or $0.25 per diluted share, in the first quarter of 2018 compared to $44.7 million or $0.21 per diluted share during the same period in 2017. Both income from continuing operations and earnings per share were affected by the factors discussed above.

The weighted average number of diluted shares outstanding in the first quarter of 2018 and 2017 was 217.0 million and 217.6 million, respectively.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of transaction costs, severance expense, charges related to asset impairment and facility consolidations, TEGNA Foundation donations, costs associated with the Cars.com spin-off transaction, and tax impacts associated with the acquisition of KFMB. We believe that such expenses and charges are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of expenses and charges in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as corporate transaction expenses (such as business acquisition and disposition costs) and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted

EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also consider adjusted revenues to be an important non-GAAP financial measure. Our adjusted revenue is calculated by taking total company revenues on a GAAP basis and adjusting it to exclude (1) estimated net incremental Olympic and Super Bowl revenue, (2) Political revenues, and (3) revenues associated with a discontinued portion of our DMS business. These adjustments are made to our reported revenue on a GAAP basis in order to evaluate and assess our core operations on a comparable basis, and it represents the ongoing operations of our broadcast business.

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

Discussion of special charges affecting reported results

Our results for the quarter ended March 31, 2018 included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•	Pension lump-sum payment charge as a result of payments that were made to certain SERP plan participants in early 2018; and

•	Other non-operating items associated with transaction costs and a deferred tax provision impact related to our acquisition of KFMB.
Our results for the quarter ended March 31, 2017 included the following special items:

•	Severance charges related to our Media and Corporate personnel (which includes payroll and related benefit costs);

•	Non-cash asset impairment charges associated with operating assets at one of our stations; and

•	Non-operating costs associated with the spin-off of our Cars.com business unit and a charitable donation made to the TEGNA Foundation.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter ended March 31, 2018	GAAP measure	Pension lump-sum payment charge	Other non-operating items	Non-GAAP measure

Other non-operating items	$(12,480)	$6,300	$9,462	$3,282
Total non-operating expense	(61,443)	6,300	9,462	(45,681)
Income before income taxes	75,572	6,300	9,462	91,334
Provision (benefit) for income taxes	20,385	1,608	(1,443)	20,550
Income from continuing operations	55,187	4,692	10,905	70,784
Earnings from continuing operations per share - diluted (a)	$0.25	$0.02	$0.05	$0.33
(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended March 31, 2017	GAAP measure	Severance expense	Operating asset impairment and facility consolidation	Other non-operating items	Non-GAAP measure

Operating expenses	$335,959	$(1,699)	$(2,183)	$—	$332,077
Operating income	123,111	1,699	2,183	—	126,993
Other non-operating items	(2,074)	—	—	9,549	7,475
Total non-operating expense	(58,958)	—	—	9,549	(49,409)
Income before income taxes	64,153	1,699	2,183	9,549	77,584
Provision for income taxes	19,495	651	803	2,350	23,299
Income from continuing operations	44,658	1,048	1,380	7,199	54,285
Earnings from continuing operations per share - diluted	$0.21	$—	$0.01	$0.03	$0.25

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2018	2017	Change

Advertising & Marketing Services	$282,939	$269,012	5%
Subscription	205,556	182,310	13%
Political	7,606	2,157	***
Other	5,989	5,591	7%
Total company revenues (GAAP basis)	$502,090	$459,070	9%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$(24,000)	$(323)	***
Political	(7,606)	(2,157)	***
Discontinued digital marketing services	—	(10,501)	***
Total company adjusted revenues (non-GAAP basis)	$470,484	$446,089	5%

*** Not meaningful

Excluding the impacts of Political revenue, impacts from the discontinued DMS transition services agreement and estimated prior year incremental Olympic and Super Bowl revenue, total company adjusted revenues on a comparable basis increased 5.5% percent in the first quarter 2018 compared to the same period in 2017.
Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2018	2017	Change

Net income from continuing operations (GAAP basis)	$55,187	$44,658	24%
Provision for income taxes	20,385	19,495	5%
Interest expense	47,725	55,415	(14%)
Equity loss in unconsolidated investments, net	1,238	1,469	(16%)
Other non-operating items	12,480	2,074	***
Operating income (GAAP basis)	137,015	123,111	11%
Severance expense	—	1,699	***
Asset impairment and facility consolidation charges	—	2,183	***
Adjusted operating income (non-GAAP basis)	137,015	126,993	8%
Depreciation	13,471	13,217	2%
Amortization of intangible assets	6,782	5,389	26%
Adjusted EBITDA (non-GAAP basis)	157,268	145,599	8%
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	12,708	14,410	(12%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$169,976	$160,009	6%

*** Not meaningful
First quarter 2018 adjusted EBITDA margin was 34% without corporate expense or 31% with corporate expense. Our total Adjusted EBITDA increased $11.7 million or 8% in the first quarter of 2018 compared to 2017. The increase was primarily due to $49.5 million in Winter Olympic and Super Bowl advertising (approximately $24.0 million of which was net incremental).

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $40.5 million for the first three months of 2018 compared to $122.0 million for the same period in 2017. Our free cash flow for the first three months of 2018 was lower than the first three months of 2017 because of the same factors affecting cash flow from operating activities discussed in the ”Liquidity and capital resources” section below.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Three months ended Mar. 31,
	2018	2017

Net cash flow from operating activities	$51,186	$139,917
Purchase of property and equipment	(10,643)	(17,959)
Free cash flow	$40,543	$121,958

Liquidity, Capital Resources and Cash Flows

Our cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are more than sufficient to fund our capital expenditures, interest, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

On August 1, 2017, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, our maximum total leverage ratio will remain at 5.0x through June 30, 2018, after which, as amended, it will be reduced to 4.75x through June 2019 and then to 4.5x until the expiration of the credit agreement on June 29, 2020.

On September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300 million of our common stock over three years.

During the first quarter of 2018, we borrowed $220.0 million under the revolving credit facility primarily to finance the acquisition of KFMB. At the end of the first quarter of 2018, our total debt was $3.20 billion and cash and cash equivalents totaled $8.3 million. As of March 31, 2018, we had unused borrowing capacity of $1.27 billion under our revolving credit facility.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, provides adequate liquidity to invest in organic and strategic growth opportunities, as well as acquisitions. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Part II. Other Information, Item 1A. Risk Factors for further discussion.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Three months ended Mar. 31,
	2018	2017

Cash, cash equivalents and restricted cash from continuing operations, beginning of period	$128,041	$44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash, cash equivalents and restricted cash beginning of the period	128,041	105,117

Operating activities:
Net income	55,187	63,899
Depreciation, amortization and other non-cash adjustments	24,080	59,562
Pension (contributions), net of expense	(23,072)	(1,350)
Other, net	(5,009)	17,806
Net cash flows from operating activities	51,186	139,917
Net cash used for investing activities	(338,154)	(12,830)
Net cash provided by (used for) financing activities	167,265	(124,456)
(Decrease) increase in cash and cash equivalents	(119,703)	2,631

Cash, cash equivalents and restricted cash from continuing operations, end of period	$8,338	$40,133
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	67,615
Balance of cash, cash equivalents and restricted cash end of the period	$8,338	$107,748

Operating Activities - Cash flow from operating activities was $51.2 million for the three months ended March 31, 2018, compared to $139.9 million for the three months ended March 31, 2017. The decrease in net cash flow from operating activities was primarily due to the absence of approximately $61.1 million of operating cash flow related to Cars.com and CareerBuilder which were spun-off and sold, respectively, during 2017 as well as an increase of $25.5 million in pension payments and contributions. In addition, we had higher accounts payable disbursements (primarily associated with increased programming costs).

These decreases were partially offset by declines in tax payments of $9.3 million and interest payments of $4.0 million for the three months ended March 31, 2018. The remaining change in operating cash flow is attributable to declines in working capital (defined as trade receivables, accounts payable, accrued liabilities and deferred revenue), primarily due to decreases in accrued liabilities.

Investing Activities - Cash flow used for investing activities was $338.2 million for the three months ended March 31, 2018, compared to $12.8 million for the same period 2017. The net increase in 2018 was primarily a result of the acquisition of KFMB for $325.9 million.

Financing Activities - Cash flow provided by financing activities was $167.3 million for the three months ended March 31, 2018, compared to cash used for financing activities of $124.5 million for the same period in 2017. The change was primarily due to 2018 borrowings under our revolving credit facilities of $220.0 million (primarily for the acquisition of KFMB). In the first quarter of 2017, we made repayments of $46.0 million on the outstanding balance of the revolving credit facilities. Also contributing to the fluctuation were dividend payments and stock repurchases, which combined resulted in cash outflows of $15.0 million in the first quarter of 2018 as compared to $37.3 million in the first quarter of 2017.
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described under Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2017 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2017.

As of March 31, 2018, we had $533.1 million in long-term floating rate obligations outstanding. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $2.7 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.30 billion as of March 31, 2018 and $3.16 billion as of December 31, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below represents an update to the cybersecurity risk factor disclosed in our 2017 Form 10-K and should be read in conjunction with the other risk factors and information described therein.

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. As such, we are exposed to various cybersecurity threats, including but not limited to, threats to our information technology infrastructure, and unauthorized attempts to gain access to our confidential information, including third parties which receive our confidential information for business purposes. We take significant measures to mitigate cybersecurity risks and defend our company against such attacks, including by conducting regular periodic training of our employees as to the protection of sensitive information and training intended to prevent the success of “phishing” attacks.

While we believe that we have implemented effective cybersecurity policies, procedures and capabilities, due to the evolving nature and ever-increasing abilities of cyber-attacks, we may not be successful in detecting, reporting or responding to cyber incidents in a timely manner. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from any future breaches of our systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over three years. During the first quarter of 2018, no shares were repurchased. As of March 31, 2018, approximately $285.0 million remained available for repurchase under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through February 22, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on February 27, 2018.

10-1	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

10-2	Form of Executive Officer Performance Share Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2018 and March 31, 2017, and (v) the notes to unaudited condensed consolidated financial statements.

Attached.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.

*Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)