Form 10-Q
period 2018-06-30
TEGNA INC
filed 2018-08-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of June 30, 2018 was 215,266,835.

INDEX TO TEGNA INC.
June 30, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	June 30, 2018	Dec. 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,503	$98,801
Accounts receivable, net of allowances of $3,459 and $3,266, respectively	414,316	406,852
Other receivables	32,018	32,442
Programming rights	11,669	37,758
Prepaid expenses and other current assets	20,372	61,070
Total current assets	502,878	636,923
Property and equipment
Cost	822,065	782,602
Less accumulated depreciation	(470,697)	(447,262)
Net property and equipment	351,368	335,340
Intangible and other assets
Goodwill	2,596,505	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,542,171	1,273,269
Investments and other assets	149,741	137,166
Total intangible and other assets	4,288,417	3,989,852
Total assets	$5,142,663	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	June 30, 2018	Dec. 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$45,565	$52,992
Accrued liabilities
Compensation	35,984	54,088
Interest	38,664	39,217
Contracts payable for programming rights	75,996	105,040
Other	49,247	58,196
Dividends payable	15,158	15,173
Current portion of long-term debt	323	646
Total current liabilities	260,937	325,352
Noncurrent liabilities
Income taxes	20,247	20,203
Deferred income taxes	395,611	382,310
Long-term debt	3,131,137	3,007,047
Pension liabilities	136,986	144,220
Other noncurrent liabilities	80,834	87,942
Total noncurrent liabilities	3,764,815	3,641,722
Total liabilities	4,025,752	3,967,074

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	304,066	382,127
Retained earnings	6,201,694	6,062,995
Accumulated other comprehensive loss	(124,741)	(106,923)
Less treasury stock at cost, 109,151,797 shares and 109,487,979 shares, respectively	(5,588,527)	(5,667,577)
Total equity	1,116,911	995,041
Total liabilities and equity	$5,142,663	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues	$524,080	$489,369	$1,026,170	$948,439

Operating expenses:
Cost of revenues, exclusive of depreciation	264,294	229,683	522,787	461,091
Business units - Selling, general and administrative expenses, exclusive of depreciation	78,933	75,302	152,554	143,731
Corporate - General and administrative expenses, exclusive of depreciation	11,221	14,248	23,929	29,581
Depreciation	13,861	13,318	27,332	26,535
Amortization of intangible assets	7,962	5,388	14,744	10,777
Asset impairment and facility consolidation (gains) charges	(6,326)	1,350	(6,326)	3,533
Total	369,945	339,289	735,020	675,248
Operating income	154,135	150,080	291,150	273,191

Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	15,547	(946)	14,309	(2,415)
Interest expense	(49,104)	(54,843)	(96,829)	(110,258)
Other non-operating items	(311)	(21,108)	(12,791)	(23,182)
Total	(33,868)	(76,897)	(95,311)	(135,855)

Income before income taxes	120,267	73,183	195,839	137,336
Provision for income taxes	27,755	23,913	48,140	43,408
Net Income from continuing operations	92,512	49,270	147,699	93,928
Loss from discontinued operations, net of tax	—	(241,699)	—	(222,458)
Net income (loss)	92,512	(192,429)	147,699	(128,530)
Net loss attributable to noncontrolling interests from discontinued operations	—	62,077	—	55,892
Net income (loss) attributable to TEGNA Inc.	$92,512	$(130,352)	$147,699	$(72,638)

Earnings from continuing operations per share - basic	$0.43	$0.23	$0.68	$0.44
Loss from discontinued operations per share - basic	—	(0.83)	—	(0.77)
Net income (loss) per share – basic	$0.43	$(0.60)	$0.68	$(0.33)

Earnings from continuing operations per share - diluted	$0.43	$0.23	$0.68	$0.43
Loss from discontinued operations per share - diluted	—	(0.83)	—	(0.77)
Net income (loss) per share – diluted	$0.43	$(0.60)	$0.68	$(0.34)

Weighted average number of common shares outstanding:
Basic shares	216,342	215,501	216,309	215,404
Diluted shares	216,515	217,812	216,753	217,691

Dividends declared per share	$0.07	$0.07	$0.14	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$92,512	$(192,429)	$147,699	$(128,530)
Redeemable noncontrolling interests (earnings not available to shareholders)	—	(1,017)	—	(2,832)
Other comprehensive income, before tax:
Foreign currency translation adjustments	382	7,099	582	9,362
Recognition of previously deferred post-retirement benefit plan costs	1,302	2,327	2,552	4,402
Pension lump-sum payment charge	—	—	6,300	—
Unrealized gains on available for sale investment during the period	—	4,069	—	1,776
Other comprehensive income, before tax	1,684	13,495	9,434	15,540
Income tax effect related to components of other comprehensive income	(432)	(896)	(2,408)	(1,693)
Other comprehensive income, net of tax	1,252	12,599	7,026	13,847
Comprehensive income (loss)	93,764	(180,847)	154,725	(117,515)
Comprehensive income attributable to noncontrolling interests, net of tax	—	59,750	—	54,315
Comprehensive income (loss) attributable to TEGNA Inc.	$93,764	$(121,097)	$154,725	$(63,200)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$147,699	$(128,530)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	42,076	97,181
Stock-based compensation	7,967	10,160
Loss on write down of CareerBuilder	—	344,772
Other (gains) losses on sales of assets and impairment charges	(7,406)	11,506
Equity (income) losses in unconsolidated investments, net	(14,309)	2,354
Pension contributions, net of expense	(31,158)	(1,843)
Change in other assets and liabilities, net	9,172	(92,576)
Net cash flow from operating activities	154,041	243,024
Cash flows from investing activities:
Purchase of property and equipment	(20,864)	(49,703)
Reimbursement from spectrum repacking	2,025	—
Payments for acquisitions of businesses, net of cash acquired	(325,902)	—
Payments for investments	(4,479)	(1,363)
Proceeds from investments	1,224	1,369
Proceeds from sale of assets and businesses	16,126	5,556
Net cash flow used for investing activities	(331,870)	(44,141)
Cash flows from financing activities:
Proceeds (payments) of borrowings under revolving credit facilities, net	186,000	(635,000)
Proceeds from Cars.com borrowings	—	675,000
Debt repayments	(66,123)	(66,124)
Payments of debt issuance costs	(5,269)	(6,208)
Dividends paid	(30,137)	(60,073)
Repurchases of common stock	(5,831)	(8,453)
Cash transferred to the Cars.com business	—	(20,133)
Other, net	(4,349)	(5,795)
Net cash flow provided by (used for) financing activities	74,291	(126,786)
Decrease (increase) in cash and cash equivalents	(103,538)	72,097
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	128,041	44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash and cash equivalents, beginning of period	128,041	105,117
Cash, cash equivalents and restricted cash from continuing operations, end of period	24,503	98,452
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	78,762
Balance of cash and cash equivalents, end of period	$24,503	$177,214
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity income (loss) in unconsolidated investments, net” in the Consolidated Statements of Income. In addition, certain reclassifications have been made to prior year’s consolidated financial statements to conform to the current year’s presentation, specifically as it relates to our presentation of Investments and other assets in Note 3 of the condensed consolidated financial statements.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we have disposed of substantially all of our former Digital Segment business and have therefore classified its historical financial results as discontinued operations in our Consolidated Statements of Income. See Note 12, “Discontinued Operations”, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our condensed consolidated financial statements.

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

We adopted the guidance beginning January 1, 2018 using the modified retrospective method. We began recognizing revenue under this new guidance in the first quarter of 2018 and did not restate prior years. We applied the standard to all contracts open as of January 1, 2018. The cumulative prior period effect of applying the guidance was $3.7 million which was recorded as a decrease to retained earnings upon adoption. This adjustment represents a deferral of revenue associated with certain performance obligations that were not fully completed as of the reporting date. In addition, with the adoption of the new guidance, we have determined that certain barter revenue and expense related to syndicated programming will no longer be recognized. The revenue and expense previously recognized for this type of barter transaction would have been approximately $0.5 million in the second quarter of 2018 and $1.0 million in the six months ended 2018. Other than these two items, there were no other changes to the timing and amount of revenue recognition for our contracts.

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

In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the Statement of Cash Flows. The guidance updated the classification in the Statement of Cash Flows in several areas. The most relevant updates for us are the following: 1) payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early will each be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows), 2) contingent consideration payments made for acquisitions will be classified as either operating, investing, or financing cash outflows depending on the timing and nature of the payment, 3) cash receipts received due to the settlement of insurance claims will be classified as either operating or investing cash inflows, depending on the nature of the underlying loss, 4) proceeds received from trust owned life insurance policies will be classified as investing cash inflows (we have historically classified these types of cash receipts as operating inflows), and 5) distributions received from equity method investments will be classified as either operating or investing cash inflows, depending on the amount of cash received as compared to the amount of inception to date earnings recognized on the individual investment. We adopted the guidance retrospectively beginning in the first quarter of 2018. As a result of adopting this guidance, we reclassified approximately $0.9 million of life insurance proceeds received in the first six months of 2017 from operating to investing inflows.

In January 2016, the FASB issued new guidance that amended several elements surrounding the recognition and measurement of financial instruments. Most notably for our company, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable prices, those investments may be recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. This new guidance requires us to adjust the value of our cost method investments to account for any observable price changes in those investments. Cost method investments had previously been recorded at cost, less any impairments. We adopted the new guidance in the first quarter of 2018 and the provision discussed above has been adopted on a prospective basis. There was no impact to our financial statements as a result of adopting this new guidance.

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

In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses and other current assets and investments and other assets on our Consolidated Balance Sheets are now included with cash and cash equivalents on the Consolidated Statements of Cash Flows. We did not have any restricted cash as of June 30, 2018, however, these restricted cash balances totaled $29.2 million as of December 31, 2017, $32.8 million as of June 30, 2017 and $28.2 million as of December 31, 2016. Our restricted cash is used to pay deferred compensation and TEGNA Supplemental Retirement Plan (SERP) obligations. The adoption of this standard did not change our balance sheet presentation. See Note 10 for additional information about our restricted cash balances.

New accounting pronouncements not yet adopted: In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for us beginning in the first quarter of 2019. In July 2018, the FASB issued an amendment giving companies the option to apply the requirements of the standard in the period of adoption (January 1, 2019 for us), with no restatement of prior periods. A cumulative effect of applying the guidance would be recorded to the opening balance of retained earnings. We plan to utilize this adoption method. We are currently evaluating the effect the standard will have on our consolidated financial statements and related disclosures, but currently we estimate that our total assets and liabilities as presented on our Condensed Consolidated Balance Sheet as of June 30, 2018, will increase by less than 5% as a result of adopting this standard. Additionally, we do not expect there to be a significant difference in our pattern of lease expense recognition under the new standard.

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
Revenue recognition: Revenue is recognized upon transfer of control of promised services to our customers in an amount that reflects the consideration we expect to receive in exchange for those services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Amounts received from customers in advance of providing services to our customers are recorded as deferred revenue.
Our primary source of revenue is earned through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues including Premion, our digital marketing services business unit and other digital advertising across our platforms. Contracts within this revenue stream are short-term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials, or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract we establish the transaction price with our customer based on the agreed upon rates for each performance obligation. There is no material variability in the transaction price during the term of the contract.
Revenue is recognized as we deliver our performance obligations to our customers. For our AMS revenue stream, we measure our performance based on the airing of the individual television commercials or display of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. The price of each individual commercial and digital advertisement is negotiated with our customer and is determined based on multiple factors, including, but not limited to, the programming and day-part selected, supply of available inventory, our station’s viewership ratings and overall market conditions (e.g., timing of year and strength of U.S. economy). Customers are billed monthly and payment is generally due 30 days after the date of invoice. Commission costs related to these contracts are expensed as incurred due to the short term nature of the contracts.
We also earn subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal to, and the negotiated fee per subscriber included in our contract agreement. Our customers submit payments monthly, generally within 60-90 days after the month that service was provided. Our performance obligations are satisfied, and revenue is recognized, as we provide our consent for our customers to retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
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
Revenue earned by categories in the second quarter and six months of 2018 and 2017 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

AMS	$281,847	$296,346	$564,786	$565,358
Subscription	209,363	180,343	414,919	362,652
Political	25,709	7,446	33,315	9,604
Other	7,161	5,234	13,150	10,825
Total revenue	$524,080	$489,369	$1,026,170	$948,439

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		Dec. 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,596,505	$—	$2,579,417	$—
Indefinite-lived intangibles:
Television and radio station FCC licenses	1,384,186	—	1,191,950	—
Amortizable intangible assets:
Retransmission agreements	121,594	(70,671)	110,191	(62,355)
Network affiliation agreements	110,390	(24,622)	43,485	(19,371)
Other	28,865	(7,571)	15,763	(6,394)
Total indefinite-lived and amortizable intangible assets	$1,645,035	$(102,864)	$1,361,389	$(88,120)

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships and favorable lease agreements which are amortized on a straight-line basis over their useful lives.

On February 15, 2018 we acquired a business consisting of assets in San Diego: KFMB-TV (the CBS affiliated station), KFMB-D2 (the CW station), and radio stations KFMB-AM and KFMB-FM (collectively KFMB). The estimated transaction price is $328.4 million, which includes a pending final working capital adjustment of $2.5 million. The initial transaction price of $325.9 million was paid in cash and funded through the use of available cash and borrowings under our revolving credit facility (see Note 5). In connection with this acquisition, we recorded indefinite lived intangible assets for FCC licenses of $192.2 million and amortizable intangible assets of $91.4 million, primarily related to retransmission and network affiliation agreements. The amortizable assets will be amortized over a weighted average period of 10 years. We also recognized goodwill of $17.1 million as a result of the acquisition.

The fair value of the assets acquired and liabilities assumed were based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of purchase price allocation not yet finalized relates to income taxes.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	Dec. 31, 2017

Cash value life insurance	$51,163	$51,188
Equity method investments	31,910	27,098
Cost method investments	20,637	17,374
Deferred debt issuance cost	10,709	6,048
Other long term assets	35,322	35,458
Total	$149,741	$137,166

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

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 12% on a fully-diluted basis) and has an investment balance of $20.8 million as of June 30, 2018. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity.

On May 14, 2018, CareerBuilder sold Economic Modeling LLC (also known as EMSI). As a result, we received a dividend of $9.9 million in connection with the sale commensurate with our equity ownership in CareerBuilder. Our share of CareerBuilder’s gain on the sale was approximately $16.8 million which is included in Equity income (loss) in unconsolidated investments, net, on our Consolidated Statements of Income. During the six months ended June 30, 2018, we recorded $14.8 million in equity income from our CareerBuilder investment.
NOTE 4 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.5 million as of June 30, 2018, and $10.7 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.8 million as of June 30, 2018, and $1.6 million as of December 31, 2017.
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
Pub. L. No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the Act, was enacted into law as of December 22, 2017. Among other provisions, the Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. On the same date, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. Our accounting is expected to be complete when our 2017 U.S. federal and state corporate income tax returns are filed in late 2018. During the six month period ending June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. We will continue to analyze the effects of the Act on our consolidated financial statements. Additional impacts from the enactment will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin No. 118.
NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2018	Dec. 31, 2017

Unsecured floating rate term loan due quarterly through August 2018	$4,700	$20,500
VIE unsecured floating rate term loans due quarterly through December 2018	323	646
Unsecured floating rate term loan due quarterly through June 2020	80,000	100,000
Unsecured floating rate term loan due quarterly through September 2020	195,000	225,000
Borrowings under revolving credit agreement expiring June 2023	186,000	—
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,151,023	3,031,146
Debt issuance costs	(18,051)	(20,551)
Other (fair market value adjustments and discounts)	(1,512)	(2,902)
Total long-term debt	3,131,460	3,007,693
Less current portion of long-term debt maturities	323	646
Long-term debt, net of current portion	$3,131,137	$3,007,047

On February 15, 2018, we borrowed $220.0 million under the revolving credit facility primarily to finance the acquisition of KFMB.

On June 21, 2018, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until June 21, 2023. The amendment also extended our permitted total leverage ratio to remain at 5.0x through June 30, 2019, reducing to 4.75x for the fiscal quarter ending September 30, 2019 through the end of the fiscal quarter ending June 30, 2020, and then reducing to 4.50x for the fiscal quarter ending September 30, 2020 and thereafter.

As of June 30, 2018, we had unused borrowing capacity of $1.30 billion under our revolving credit facility.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the Supplemental Retirement Plan (SERP). In connection with our acquisition of KFMB, we assumed its preexisting pension plan which, as of the acquisition date, had a total net pension obligation of $7.3 million. All plan participants’ benefits were frozen prior to the acquisition date. During the second quarter of 2018, the KFMB pension plan was merged into the TRP. The total net pension obligations, both current and non-current liabilities, as of June 30, 2018, were $142.1 million ($5.1 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Our pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP plan, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Service cost-benefits earned during the period	$6	$311	$6	$436
Interest cost on benefit obligation	5,074	6,056	10,224	11,981
Expected return on plan assets	(7,480)	(6,511)	(14,930)	(13,161)
Amortization of prior service cost	34	167	84	317
Amortization of actuarial loss	1,293	2,187	2,543	4,162
Lump-sum payment charge	—	—	6,300	—
Expense for company-sponsored retirement plans	$(1,073)	$2,210	$4,227	$3,735

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

During the six months ended June 30, 2018 we made $6.4 million in cash contributions to the TRP, and plan to make additional contributions of $4.7 million to the TRP during the remainder of 2018. We made $1.7 million in cash contributions to the TRP during the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, we made benefit payments to participants of the SERP of $28.8 million and $3.8 million, respectively.

In the first quarter of 2018, we incurred a special charge as a result of the lump sum payments under the SERP plan. This charge of $6.3 million was reclassified from accumulated other comprehensive income (loss) into net periodic benefit cost.

NOTE 7 – Supplemental equity information
The following table summarizes equity account activity for the six months ended June 30, 2018 and 2017 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2017	$995,041	$—	$995,041
Comprehensive income:
Net income	147,699	—	147,699
Other comprehensive income	7,026	—	7,026
Total comprehensive income	154,725	—	154,725
Dividends declared	(30,122)	—	(30,122)
Stock-based compensation	7,967	—	7,967
Treasury shares acquired	(5,831)	—	(5,831)
Impact from adoption of new revenue standard	(3,724)	—	(3,724)
Other activity, including shares withheld for employee taxes	(1,145)	—	(1,145)
Balance at June 30, 2018	$1,116,911	$—	$1,116,911

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net loss	(72,638)	(55,892)	(128,530)
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,832)	(2,832)
Other comprehensive income	9,438	4,409	13,847
Total comprehensive loss	(63,200)	(54,315)	(117,515)
Dividends declared	(45,055)	—	(45,055)
Stock-based compensation	10,160	—	10,160
Treasury shares acquired	(8,453)	—	(8,453)
Spin-off of Cars.com	(1,510,342)	—	(1,510,342)
Other activity, including shares withheld for employee taxes	(5,443)	(2,179)	(7,622)
Balance at June 30, 2017	$649,085	$225,093	$874,178

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at Mar. 31, 2018	$(126,257)	$264	$—	$(125,993)
Other comprehensive income before reclassifications	—	283	—	283
Amounts reclassified from AOCL	969	—	—	969
Total other comprehensive income	969	283	—	1,252
Balance at June 30, 2018	$(125,288)	$547	$—	$(124,741)

Balance at Mar. 31, 2017	$(126,063)	$(27,363)	$(7,965)	$(161,391)
Other comprehensive income before reclassifications	—	3,755	586	4,341
Amounts reclassified from AOCL	1,431	—	9,743	11,174
Other comprehensive income	1,431	3,755	10,329	15,515
Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)

	Retirement Plans	Foreign Currency Translation	Other	Total

Six Months Ended:
Balance at Dec. 31, 2017	$(107,037)	$114	$—	$(106,923)
Other comprehensive income before reclassifications	—	433	—	433
Amounts reclassified from AOCL	6,593	—	—	6,593
Total other comprehensive income	6,593	433	—	7,026
Reclassification of stranded tax effects to retained earnings	(24,844)	—	—	(24,844)
Balance at June 30, 2018	$(125,288)	$547	$—	$(124,741)

Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive income (loss) before reclassifications	—	4,952	(1,707)	3,245
Amounts reclassified from AOCL	2,709	—	9,743	12,452
Other comprehensive income	2,709	4,952	8,036	15,697
Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)

Reclassifications from AOCL to the Statement of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, amortization of actuarial losses, and a lump-sum payment charge related to our SERP plan. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Amortization of prior service (credit) cost	$(101)	$32	$(201)	$32
Amortization of actuarial loss	1,403	2,295	2,753	4,370
Reclassification of available for sale investment	—	9,743	—	9,743
Lump-sum payment charge	—	—	6,300	—
Total reclassifications, before tax	1,302	12,070	8,852	14,145
Income tax effect	(333)	(896)	(2,259)	(1,693)
Total reclassifications, net of tax	$969	$11,174	$6,593	$12,452

Performance Share Award Program

During the first quarter of 2018, the Leadership Development and Compensation Committee (LDCC) of the Board of Directors established new performance metrics for long-term incentive awards under the Company’s 2001 Omnibus Incentive Compensation Plan (Amended and restated as of May 4, 2010), as amended (Plan), for our executives designed to better reflect TEGNA as a pure-play broadcaster. On March 1, 2018, we granted certain employees performance share awards (PSAs) reflecting these new metrics with an aggregate target award of approximately 0.6 million shares of our common stock.

The number of shares earned under the March 1 PSAs will be determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as defined by the PSA) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the performance period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria.

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

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income from continuing operations	$92,512	$49,270	$147,699	$93,928
Loss from discontinued operations, net of tax	—	(241,699)	—	(222,458)
Net income attributable to noncontrolling interests from discontinued operations	—	62,077	—	55,892
Net income (loss) attributable to TEGNA Inc.	$92,512	$(130,352)	$147,699	$(72,638)

Weighted average number of common shares outstanding - basic	216,342	215,501	216,309	215,404
Effect of dilutive securities:
Restricted stock units	2	818	90	905
Performance share units	—	761	108	651
Stock options	171	732	246	731
Weighted average number of common shares outstanding - diluted	216,515	217,812	216,753	217,691

Earnings from continuing operations per share - basic	$0.43	$0.23	$0.68	$0.44
Loss from discontinued operations per share - basic	—	(0.83)	—	(0.77)
Net income (loss) per share - basic	$0.43	$(0.60)	$0.68	$(0.33)

Earnings from continuing operations per share - diluted	$0.43	$0.23	$0.68	$0.43
Loss from discontinued operations per share - diluted	—	(0.83)	—	(0.77)
Net income (loss) per share - diluted	$0.43	$(0.60)	$0.68	$(0.34)

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 431,000 and 259,000 stock awards for the three and six months ended June 30, 2018, respectively; and 229,000 and 165,000 for the three and six months ended June 30, 2017, respectively, as their inclusion would be accretive to earnings per share.

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

Cost method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The carrying value of these investments was $20.6 million as of June 30, 2018 and $17.4 million as of December 31, 2017. During the six months ended June 30, 2018 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments. The cost method investments are classified in Level 3 of the fair value hierarchy.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.20 billion at June 30, 2018, and $3.16 billion at December 31, 2017.

NOTE 10 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2018	Dec. 31, 2017	June 30, 2017	Dec. 31, 2016
Cash and cash equivalents included in:
Continuing operations	$24,503	$98,801	$65,669	$15,879
Discontinued operations	—	—	78,762	61,041
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	29,240	—	—
Investments and other assets	—	—	32,783	28,197
Cash, cash equivalents and restricted cash	$24,503	$128,041	$177,214	$105,117

Our restricted cash equivalents consist of highly liquid investments that were held within a rabbi trust and are used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	Six months ended June 30,
	2018	2017
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$37,013	$64,999
Cash paid for interest	$91,360	$104,834

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in

2018 and 2019. To date, we have incurred approximately $4.5 million in capital expenditures for the spectrum repack project (of which $3.2 million was purchased during the first six months of 2018). During the second quarter of 2018, we began receiving FCC reimbursements which totaled $2.0 million. The reimbursements were recorded as a contra operating expense within our asset impairment and facility consolidation charges line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. As part of the agreement, we remain an ongoing partner in CareerBuilder, retaining an approximately 17% interest (or approximately 12% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest is being accounted for as an equity method investment. In the first six months of 2018, we recorded $14.8 million of equity earnings from our remaining interest in CareerBuilder.

Financial Statement Presentation of Digital Segment

As a result of the Cars.com and CareerBuilder transactions described above, the operating results of our former Digital Segment have been included in discontinued operations in the Consolidated Statements of Income for the prior year period.

The following table presents the financial results of discontinued operations (in thousands):

	Quarter ended June 30, 2017	Six months ended June 30, 2017

Revenues	$272,746	$592,147
Operating expenses	577,492	866,627
Loss from discontinued operations, before income taxes	(304,535)	(276,205)
Benefit for income taxes	62,836	53,747
Income from discontinued operations, net of tax	(241,699)	(222,458)
Net loss attributable to noncontrolling interests from discontinued operations	$62,077	$55,892

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

In our Condensed Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the discontinued operations were as follows (in thousands):

Six Months ended June 30, 2017

Depreciation	$19,569
Amortization of intangible assets	40,300
Capital expenditures	$34,482

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

We operate one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2018, 2016) and particularly in the second half of those years; and 4) other services, such as production of programming from third parties and production of advertising material.

Our business continues to evolve toward more predictable and less cyclical subscription-based revenue streams. Subscription revenue now represents approximately 40% of our total revenues and we expect this percentage to continue to increase. Our balance sheet combined with these strong accelerating dependable cash flows provide us the ability to pursue the path that offers the most attractive return on capital at any given point in time. We have a broad set of capital deployment opportunities ranging from retiring debt to create additional future flexibility, to investing in original, relevant and engaging content, to investing in growth businesses like our new OTT advertising service Premion, to value accretive acquisition-related growth. We will continue to review all opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends and opportunistic share repurchases.

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

On February 15, 2018, we acquired assets in San Diego consisting of KFMB-TV (the CBS affiliated station), KFMB-D2 (CW channel) and radio broadcast stations KFMB-AM and KFMB-FM (collectively KFMB). The estimated transaction price is $328.4 million, which includes a pending final working capital adjustment of $2.5 million. Through this transaction, we added a strong market to our portfolio. San Diego is the 29th largest U.S. TV market with 1.1 million households and the 17th largest radio market. KFMB-TV is the long-standing market leader in San Diego. It leads the market in audience ratings and share across all demographics and is number one in news across all major time slots. As a result of this acquisition, our U.S. television household reach increased by more than one million or one percentage point.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results from continuing operations on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 25 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of continuing operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

Revenues	$524,080	$489,369	7%	$1,026,170	$948,439	8%

Operating expenses:
Cost of revenues, exclusive of depreciation	264,294	229,683	15%	522,787	461,091	13%
Business units - Selling, general and administrative expenses, exclusive of depreciation	78,933	75,302	5%	152,554	143,731	6%
Corporate - General and administrative expenses, exclusive of depreciation	11,221	14,248	(21%)	23,929	29,581	(19%)
Depreciation	13,861	13,318	4%	27,332	26,535	3%
Amortization of intangible assets	7,962	5,388	48%	14,744	10,777	37%
Asset impairment and facility consolidation (gains) charges	(6,326)	1,350	***	(6,326)	3,533	***
Total operating expenses	$369,945	$339,289	9%	$735,020	$675,248	9%

Total operating income	$154,135	$150,080	3%	$291,150	$273,191	7%

Non-operating items	(33,868)	(76,897)	(56%)	(95,311)	(135,855)	(30%)
Provision for income taxes	27,755	23,913	16%	48,140	43,408	11%
Net income from continuing operations	$92,512	$49,270	88%	$147,699	$93,928	57%

Earnings from continuing operations per share - basic	$0.43	$0.23	87%	$0.68	$0.44	55%
Earnings from continuing operations per share - diluted	$0.43	$0.23	87%	$0.68	$0.43	58%

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
The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

Advertising & Marketing Services	$281,847	$296,346	(5%)	$564,786	$565,358	0%
Subscription	209,363	180,343	16%	414,919	362,652	14%
Political	25,709	7,446	***	33,315	9,604	***
Other	7,161	5,234	37%	13,150	10,825	21%
Total	$524,080	$489,369	7%	$1,026,170	$948,439	8%

*** Not meaningful

Revenues increased $34.7 million, or 7%, in the second quarter of 2018 compared to the same period in 2017. This net increase was primarily due to an increase in subscription revenue of $29.0 million, or 16%, in the second quarter of 2018, primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers. Also contributing to the overall increase was political revenue which increased $18.3 million in the second quarter of 2018, largely due to activity related to the midterm elections cycle. These increases were partially offset by a decrease in AMS revenue of $14.5 million, or 5%, in the second quarter of 2018. This decline was primarily due to a softening of demand for traditional television advertising and a decline in DMS revenue (due to conclusion of a transition service agreement with Gannett in June 2017), which was partially offset by an increase in digital revenue (primarily from Premion) and revenue from our KFMB station acquisition.

In the first six months of 2018, revenues increased $77.7 million, or 8%, compared to the same period in 2017. This increase was primarily due to an increase in subscription revenue of $52.3, or 14%, in the first six months of 2018 primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers. Also contributing to the overall increase was political revenue which increased $23.7 million in the second quarter of 2018, largely due to activity related to the midterm elections cycle. AMS revenue during first six months of 2018 were comparable to the same period in 2017. Increases in AMS from Winter Olympic and Super Bowl advertising, KFMB station acquisition, and digital advertising (primarily Premion) were offset by declines in DMS revenue (due to conclusion of a transition service agreement with Gannett in June 2017) and a softening of demand for traditional television advertising.

Cost of Revenues

Cost of revenues increased $34.6 million, or 15%, in the second quarter of 2018 compared to the same period in 2017. The increase was primarily due to a $16.4 million increase in programming costs, a $12.7 million increase in digital expenses (due to investments made in the Premion business), and an approximately $6.1 million increase comprised of the increase from our KFMB station acquisition and increases in costs from production of original content (Daily Blast LIVE!, local news, and Sister Circle). These increases were partially offset by a decline in DMS costs of $2.7 million primarily due to the conclusion of the transition services agreement with Gannett.

In the first six months of 2018, cost of revenues increased $61.7 million, or 13%, compared to the same period in 2017. The increase was primarily due to a $29.9 million increase in programming costs, a $22.7 million increase in digital expenses (due to investments made in the Premion business), and a $12.1 million increase comprised of the increase from our KFMB station acquisition and increases associated with production of original content (Daily Blast LIVE!, local news, and Sister Circle), and variable editorial costs tied to increased revenues (event coverage costs of Olympics and Super Bowl). These increases were partially offset by a decline in DMS costs of $8.7 million due to the conclusion of the transition services agreement with Gannett.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses increased $3.6 million, or 5%, in the second quarter of 2018 compared to the same period in 2017. The increase was primarily driven by a $4.4 million net increase related to the acquisition of KFMB and an increase in legal costs. This increase was partially offset by the absence of $0.8 million in severance expenses incurred in the second quarter of 2017.

In the six months ended June 30, 2018, business unit selling, general and administrative expenses increased $8.8 million, or 6% compared to the same period in 2017. The increase was primarily the result of a $10.4 million net increase mostly driven by incremental revenue from the Olympics and Super Bowl, the acquisition of KFMB and legal costs. These increases were offset by the absence of $1.6 million of severance expenses incurred in 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased $3.0 million, or 21%, in the second quarter of 2018 compared to the same period in 2017. The decrease was primarily due to continued reductions in various departments associated with the right-sizing of the corporate function following the spin-off of Cars.com and the sale of our majority interest in CareerBuilder in 2017 and lower corporate rent expense.

In the six months ended June 30, 2018, corporate general and administrative experiences decreased $5.7 million, or 19%, compared to the same period in 2017. The decrease was primarily due the absence of $0.9 million in severance incurred in the first six months of 2017, and lower corporate expenses associated with the right-sizing of the corporate function following the spin-off of Cars.com and the sale of our majority interest in CareerBuilder in 2017.

Depreciation Expense

Depreciation expense increased less than $1.0 million in both the second quarter and first six months 2018 compared to the same periods in 2017. The increases were primarily due to incremental depreciation expense resulting from our acquisition of KFMB.

Amortization Expense

Amortization expense increased $2.6 million, or 48%, in the second quarter of 2018 and $4.0 million or 37% in the first six months of 2018 compared to the same periods in 2017. The increases were primarily due to incremental amortization expense resulting from our acquisition of KFMB.

Asset Impairment and Facility Consolidation (Gains) Charges

We had $6.3 million of net asset impairment and facility consolidation gains in the second quarter of 2018 compared to charges of $1.4 million in the second quarter of 2017. The 2018 net gains primarily consist of a gain recognized on the sale of real estate in Houston and gains due to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. These gains were partially offset by a $0.6 million early lease termination charge. The 2017 charges related to the consolidation of office space at corporate headquarters and at our DMS business unit.

In the first six months of 2018, we recognized net gains of $6.3 million, compared to $3.5 million of charges recognized in the same period in 2017. The 2018 net gain relates to the gains discussed above. The 2017 charges consisted of the above mentioned $1.4 million in consolidation charges and $2.2 million of non-cash asset impairment charge associated with the sale of a building by our one of our stations.

Operating Income

Our operating income increased $4.1 million, or 3%, in the second quarter of 2018 compared to the same period in 2017. The increase was driven by the changes in revenue and expenses discussed above. Revenue increased by $34.7 million, or 7%, in the second quarter. As a result, our consolidated operating margins were 29% and 31% in the second quarter of 2018 and 2017, respectively.

Our operating income increased $18.0 million, or 7%, in the first six months of 2018 compared to the same period in 2017. The increase was driven by the changes in revenue and expenses discussed above. Revenue increased by $77.7 million, or 8%, in the first six months. As a result, our consolidated operating margins were 28% and 29% in the first six months of 2018 and 2017, respectively.

Non-Operating Expense

Non-operating expense decreased $43.0 million, or 56%, in the second quarter of 2018 compared to the same period in 2017. This decrease was partially due to a $16.5 million increase in equity earnings driven by recording equity income of $16.8 million related to our share of CareerBuilder’s gain on the sale of their Economic Modeling Specialists International business. The decrease was also attributable to a decline in transaction costs of $6.8 million in 2018 as compared to 2017 as well as the absence of impairment charges recognized in 2017 of $9.3 million (related to the write-off of a note receivable from a former equity investment and impairment on our former investment in Gannett stock). Pension expense was $3.1 million lower due to recent strong investment returns achieved. Lastly, interest expense declined $5.7 million in 2018 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $3.18 billion for the second quarter of 2018, compared to $3.81 billion in the same period of 2017. The weighted average interest rate on total outstanding debt was 5.88% for the second quarter of 2018, compared to 5.51% in the same period of 2017.

In the first six months of 2018, non-operating expenses decreased $40.5 million or 30% compared to the same period in 2017. The decrease was partially due to our $16.8 million gain from CareerBuilder in 2018 and the absence of the $9.3 million of impairments in 2018, both discussed above. Also contributing to the decrease was a decline in transaction expenses of $4.2 million in 2018. Lastly, interest expense declined $13.4 million in the first six months of 2018 compared to the same period in 2017 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $3.15 billion during the first six months in 2018 compared to $3.93 billion in 2017. The weighted average interest rate on total outstanding debt was 5.85% for the first six months of 2018 compared to 5.39% for the same period of 2017.

Income Tax Expense

Income tax expense increased to $27.8 million in the second quarter of 2018 from $23.9 million in the second quarter of 2017, an increase of 16%. Income tax expense increased $4.7 million in the first six months of 2018 compared to the same period in 2017, an increase of 11%. The income tax increases were primarily due to increases in net income before tax, partially offset by a reduction in the federal corporate tax rate from 35% to 21% as a result of the enactment of Pub. L. No. 115-97 (the Act). Our reported effective income tax rate was 23.1% for the second quarter of 2018, compared to 32.7% for continuing operations for the second quarter of 2017. Our reported effective income tax rate was 24.6% for the first six months of 2018, compared to 31.6% for the same period in 2017. The tax rates for the second quarter and first six months of 2018 are lower than the comparable rate in 2017 primarily due to the corporate tax rate reduction from 35% to 21%, partially offset by the repeal of the domestic manufacturing deduction, both in accordance with the Act, as well as an increase in state income taxes due to the acquisition of KFMB.

Income From Continuing Operations

Income from continuing operations was $92.5 million, or $0.43 per diluted share, in the second quarter of 2018 compared to $49.3 million or $0.23 per diluted share during the same period in 2017. For the first six months of 2018, we reported net income from continuing operations of $147.7 million, or $0.68 per diluted share, compared to $93.9 million, or $0.43 per diluted share, for the same period in 2017. Both income from continuing operations and earnings per share were affected by the factors discussed above.

The weighted average number of diluted shares outstanding in the second quarter of 2018 and 2017 was 216.5 million and 217.8 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2018 and 2017 was 216.8 million and 217.7 million, respectively.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, Adjusted revenues and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, items related to asset impairment and facility consolidations, TEGNA Foundation donations, certain non-operating expenses (business acquisition and integration costs), costs associated with the Cars.com spin-off transaction, tax impacts associated with the acquisition of KFMB, and a net gain on equity method investment. We believe that such gains, expenses and charges are not indicative of normal, ongoing operations. Such items vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, while we may incur or recognize these types of gains, expenses and charges in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), non-GAAP financial performance measures that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as corporate transaction expenses (such as business acquisition and disposition costs) and investment income, (5) severance expense, (6) facility consolidation charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges affecting reported results

Our results for the quarter and first six months ended June 30, 2018 included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•
Operating asset impairment and facility consolidation net gain primarily consists of a gain recognized on the sale of real estate in Houston and gain due to reimbursements from the FCC for required spectrum repacking. These gains are partially offset by an early lease termination payment;

•	Pension lump-sum payment charge as a result of payments that were made to certain SERP plan participants in early 2018;

•
Other non-operating items associated with business acquisition and integration costs, a deferred tax provision impact related to our acquisition of KFMB, and a charitable donation made to the TEGNA Foundation; and

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of their EMSI business.
Our results for the quarter and first six months ended June 30, 2017 included the following special items:

•	Severance charges which included payroll and related benefit costs;

•	Operating asset impairment and facility consolidation charges related to the consolidation of office space at corporate headquarters and at our DMS business unit;

•
Other non-operating items associated with costs of the spin-off of our Cars.com business unit, a charitable donation made to the TEGNA Foundation, and non-cash asset impairment charges associated with write off of a note receivable associated with an equity method investment; and

•	Special tax benefit related to deferred tax remeasurement attributable to the spin-off of our Cars.com business unit.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our consolidated statements of income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2018	GAAP measure	Operating asset impairment and facility consolidation	Other non-operating items	Net gain on equity method investment	Non-GAAP measure

Asset impairment and facility consolidation (gains) charges	$(6,326)	$6,326	$—	$—	$—
Operating expenses	369,945	6,326	—	—	376,271
Operating income	154,135	(6,326)	—	—	147,809
Equity income (loss) in unconsolidated investments, net	15,547	—	—	(16,758)	(1,211)
Other non-operating items	(311)	—	5,722	—	5,411
Total non-operating expense	(33,868)	—	5,722	(16,758)	(44,904)
Income before income taxes	120,267	(6,326)	5,722	(16,758)	102,905
Provision (benefit) for income taxes	27,755	2	971	(4,216)	24,512
Net income from continuing operations	92,512	(6,328)	4,751	(12,542)	78,393
Net income from continuing operations per share-diluted (a)	$0.43	$(0.03)	$0.03	$(0.06)	$0.36
(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended June 30, 2017	GAAP measure	Severance expense	Operating asset impairment and facility consolidation	Other non-operating items	Special tax benefit	Non-GAAP measure

Asset impairment and facility consolidation charges	$1,350	$—	$(1,350)	$—	$—	$—
Operating expenses	339,289	(1,354)	(1,350)	—	—	336,585
Operating income	150,080	1,354	1,350	—	—	152,784
Other non-operating items	(21,108)	—	—	19,754	—	(1,354)
Total non-operating expense	(76,897)	—	—	19,754	—	(57,143)
Income before income taxes	73,183	1,354	1,350	19,754	—	95,641
Provision for income taxes	23,913	523	522	3,942	3,637	32,537
Net income from continuing operations	49,270	831	828	15,812	(3,637)	63,104
Net income from continuing operations per share-diluted (a)	$0.23	$—	$—	$0.07	$(0.02)	$0.29
(a) Per share amounts do not sum due to rounding.

		Special Items
Six Months Ended June 30, 2018	GAAP measure	Operating asset impairment and facility consolidation	Pension lump-sum payment charge	Other non-operating items	Net gain on equity method investment	Non-GAAP measure

Asset impairment and facility consolidation (gains) charges	$(6,326)	$6,326	$—	$—	$—	$—
Operating expenses	735,020	6,326	—	—	—	741,346
Operating income	291,150	(6,326)	—	—	—	284,824
Equity income (loss) in unconsolidated investments, net	14,309	—	—	—	(16,758)	(2,449)
Other non-operating items	(12,791)	—	6,300	15,184	—	8,693
Total non-operating expense	(95,311)	—	6,300	15,184	(16,758)	(90,585)
Income before income taxes	195,839	(6,326)	6,300	15,184	(16,758)	194,239
Provision (benefit) for income taxes	48,140	2	1,608	(472)	(4,216)	45,062
Net income from continuing operations	147,699	(6,328)	4,692	15,656	(12,542)	149,177
Net income from continuing operations per share-diluted (a)	$0.68	$(0.03)	$0.02	$0.07	$(0.06)	$0.69
(a) Per share amounts do not sum due to rounding.
		Special Items
Six Months Ended June 30, 2017	GAAP measure	Severance expense	Operating asset impairment	Equity investment impairment	Special tax benefit	Non-GAAP measure

Asset impairment and facility consolidation charges	$3,533	$—	$(3,533)	$—	$—	$—
Operating expenses	675,248	(3,053)	(3,533)	—	—	668,662
Operating income	273,191	3,053	3,533	—	—	279,777
Other non-operating items	(23,182)	—	—	29,303	—	6,121
Total non-operating expense	(135,855)	—	—	29,303	—	(106,552)
Income before income taxes	137,336	3,053	3,533	29,303	—	173,225
Provision for income taxes	43,408	1,174	1,325	6,292	3,637	55,836
Net income from continuing operations	93,928	1,879	2,208	23,011	(3,637)	117,389
Net income from continuing operations per share-diluted	$0.43	$0.01	$0.01	$0.11	$(0.02)	$0.54

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

Advertising & Marketing Services	$281,847	$296,346	(5%)	$564,786	$565,358	0%
Subscription	209,363	180,343	16%	414,919	362,653	14%
Political	25,709	7,446	***	33,315	9,603	***
Other	7,161	5,234	37%	13,150	10,825	21%
Total company revenues (GAAP basis)	$524,080	$489,369	7%	$1,026,170	$948,439	8%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$—	$—	0%	$(24,000)	$(323)	***
Political	(25,709)	(7,446)	***	(33,315)	(9,603)	***
Discontinued digital marketing services	—	(6,172)	***	—	(16,673)	***
Total company adjusted revenues (non-GAAP basis)	$498,371	$475,751	5%	$968,855	$921,840	5%

*** Not meaningful

Excluding the impacts of Political revenue and impacts from the discontinued DMS transition services agreement, total company adjusted revenues on a comparable basis increased 4.8% in the second quarter 2018 and 7.7% in the first six months of 2018 compared to the same periods in 2017.
Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

Net income from continuing operations (GAAP basis)	$92,512	$49,270	88%	$147,699	$93,928	57%
Provision for income taxes	27,755	23,913	16%	48,140	43,408	11%
Interest expense	49,104	54,843	(10%)	96,829	110,258	(12%)
Equity (income) loss in unconsolidated investments, net	(15,547)	946	***	(14,309)	2,415	***
Other non-operating items	311	21,108	(99%)	12,791	23,182	(45%)
Operating income (GAAP basis)	154,135	150,080	3%	291,150	273,191	7%
Severance expense	—	1,354	***	—	3,053	***
Asset impairment and facility consolidation (gains) charges	(6,326)	1,350	***	(6,326)	3,533	***
Adjusted operating income (non-GAAP basis)	147,809	152,784	(3%)	284,824	279,777	2%
Depreciation	13,861	13,318	4%	27,332	26,535	3%
Amortization of intangible assets	7,962	5,388	48%	14,744	10,777	37%
Adjusted EBITDA (non-GAAP basis)	169,632	171,490	(1%)	326,900	317,089	3%
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	11,221	14,111	(20%)	23,929	28,521	(16%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$180,853	$185,601	(3%)	$350,829	$345,610	2%

*** Not meaningful

In the second quarter of 2018 Adjusted EBITDA margin was 35% without corporate expense or 32% with corporate expense. For the six months ended June 30, 2018, Adjusted EBITDA margin was 34% without corporate or 32% with corporate. Our total Adjusted EBITDA decreased $1.9 million or 1% in the second quarter of 2018 compared to 2017 and increased $9.8 million or 3% for the first six months of 2018 from the prior year comparable period. The decrease in the second quarter was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections. Most notably, for the second quarter, the decline was primarily driven by an increase in subscription revenue offset by higher programming costs and investments in Premion. For the first six months of 2018, the Adjusted EBITDA increase of $9.8 million is primarily due to the impact of Olympic and Super Bowl advertising and Subscription revenue, partially offset by higher programming costs and investments in Premion.

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $133.2 million for the first six months of 2018 compared to $193.3 million for the same period in 2017. Our free cash flow for the first six months of 2018 was lower than the first six months of 2017 because of the same factors affecting cash flow from operating activities discussed in the ”Liquidity and capital resources” section below.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Six months ended June 30,
	2018	2017

Net cash flow from operating activities	$154,041	$243,024
Purchase of property and equipment	(20,864)	(49,703)
Free cash flow	$133,177	$193,321

Certain Matters Affecting Future Operating Results

The following items will affect year-over-year comparisons for 2018 results:

•
In the third quarter of 2018, we expect total revenue will increase in the mid-teens year-over-year driven by substantially higher political revenue, subscription revenue growth, and innovative initiatives such as Premion.

•
In addition, we have raised our full year 2018 revenue guidance for Premion to $75 million, excluding incremental political revenue, as a result of growing customer demand for our OTT advertising service.

•	Given the upward revision of Premion’s revenue outlook, we expect our full year adjusted EBITDA margin to be in the range of 36% to 38%, excluding corporate expenses.

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

On June 21, 2018, we amended our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until June 21, 2023. The amendment also extended our permitted total leverage ratio of 5.0x from June 21, 2018 through the end of the fiscal quarter ending June 30, 2019, reducing to 4.75x for the fiscal quarter ending September 30, 2019 through the end of the fiscal quarter ending June 30, 2020, and then reducing to 4.50x for the fiscal quarter ending September 30, 2020 and thereafter.

On February 15, 2018, we borrowed $220.0 million under the revolving credit facility primarily to finance the acquisition of KFMB. At the end of the second quarter of 2018, our total debt was $3.15 billion and cash and cash equivalents totaled $24.5 million. As of June 30, 2018, we had unused borrowing capacity of $1.30 billion under our revolving credit facility.

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

Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Part II. Other Information, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K for further discussion.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2018	2017

Cash, cash equivalents and restricted cash from continuing operations, beginning of period	$128,041	$44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash, cash equivalents and restricted cash beginning of the period	128,041	105,117

Operating activities:
Net income (loss)	147,699	(128,530)
Depreciation, amortization and other non-cash adjustments	28,329	465,973
Pension (contributions), net of expense	(31,158)	(1,843)
Other, net	9,171	(92,576)
Net cash flows from operating activities	154,041	243,024
Net cash used for investing activities	(331,870)	(44,141)
Net cash provided by (used for) financing activities	74,291	(126,786)
(Decrease) increase in cash and cash equivalents	(103,538)	72,097

Cash, cash equivalents and restricted cash from continuing operations, end of period	24,503	98,452
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	78,762
Balance of cash, cash equivalents and restricted cash end of the period	$24,503	$177,214

Operating Activities - Cash flow from operating activities was $154.0 million for the six months ended June 30, 2018, compared to $243.0 million for the six months ended June 30, 2017. The decrease in net cash flow from operating activities was primarily due to the absence of approximately $110.8 million of operating cash flow related to Cars.com and CareerBuilder which were spun-off and sold, respectively, during 2017 as well as an increase of $29.3 million in pension payments and contributions.

These decreases were partially offset by declines in tax payments of $28.0 million and interest payments of $13.5 million for the six months ended June 30, 2018.

Investing Activities - Cash flow used for investing activities was $331.9 million for the six months ended June 30, 2018, compared to $44.1 million for the same period 2017. The net increase in 2018 was primarily a result of the acquisition of KFMB for an initial transaction price of $325.9 million which occurred in the first quarter of 2018. This increase was partially offset by a decline in the purchase of property and equipment of $28.8 million due to the absence of Cars.com and CareerBuilder in 2018, and $14.6 million of cash received in 2018 related to the sale of real estate in Houston.

A majority of our capital expenditures for the FCC spectrum repacking project will occur in 2018 and 2019, and we estimate that in total we will spend approximately $42 million on the project. During the six months ended June 30, 2018, we spent approximately $3.2 million in capital expenditures on the spectrum repacking project and this is reflected in the line Purchase of property and equipment within the Condensed Consolidated Statement of Cash Flows. In addition, during the second quarter of 2018, we began receiving FCC reimbursements which totaled $2.0 million which were which are reflected in the line Reimbursement from spectrum repacking. We believe that the FCC will reimburse us for substantially all of our expenditures related to the repack project.

Financing Activities - Cash flow provided by financing activities was $74.3 million for the six months ended June 30, 2018, compared to cash used for financing activities of $126.8 million for the same period in 2017. The change was primarily due to activity on our revolving credit facility and dividend payments. Activity on our revolving credit facility in the first six months of 2018 resulted in a net inflow of $186.0 million, which includes an inflow of $220.0 million to partially fund our acquisition of KFMB, offset by repayments made subsequent to acquisition. In the first half of 2017, we made repayments of $635.0 million on the outstanding balance of the revolving credit facilities. These repayments were funded by a one time cash distribution from Cars.com to TEGNA of $675.0 million. Also contributing to the fluctuation were dividend payments which resulted in cash outflows of $30.1 million in the first six months of 2018 as compared to $60.1 million in the same period in 2017.
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

As of June 30, 2018, approximately $2.69 billion of our debt has a fixed interest rate (which represents 85% of our total principal debt obligation). Our remaining debt obligation of $466.0 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $2.3 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.20 billion as of June 30, 2018 and $3.16 billion as of December 31, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2018 - April 30, 2018	—	—	—	$284,973,178
May 1, 2018 - May 31, 2018	146,309	$10.71	146,309	$283,406,538
June 1, 2018 - June 30, 2018	398,192	$10.71	398,192	$279,141,822
Total Second Quarter 2018	544,501	$10.71	544,501	$279,141,822

On September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over three years. We spent $5.8 million during the three months ended June 30, 2018 to repurchase 544,501 shares, at an average price per share of $10.71. As of June 30, 2018, approximately $279.1 million remained available for repurchase under this authorization.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

10-1
Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2005, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of September 30, 2016 and as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

10-2	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Attached.

10-3	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Attached.

10-4	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Attached.

10-5	Form of Director Restricted Stock Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the quarter and year-to-date periods ended June 30, 2018 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the quarter and year-to-date periods ended June 30, 2018 and June 30, 2017, (iv) Condensed Consolidated Cash Flow Statements for the year-to-date periods ended June 30, 2018 and June 30, 2017, and (v) the notes to unaudited condensed consolidated financial statements.
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

Date: August 7, 2018	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)