Form 10-Q
period 2018-09-30
TEGNA INC
filed 2018-11-08
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of September 30, 2018 was 215,302,010.

INDEX TO TEGNA INC.
September 30, 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	Sept. 30, 2018	Dec. 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,766	$98,801
Accounts receivable, net of allowances of $3,806 and $3,266, respectively	407,078	406,852
Other receivables	32,937	32,442
Programming rights	47,322	37,758
Prepaid expenses and other current assets	19,790	61,070
Total current assets	530,893	636,923
Property and equipment
Cost	831,994	782,602
Less accumulated depreciation	(477,352)	(447,262)
Net property and equipment	354,642	335,340
Intangible and other assets
Goodwill	2,596,863	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,534,124	1,273,269
Investments and other assets	156,217	137,166
Total intangible and other assets	4,287,204	3,989,852
Total assets	$5,172,739	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	Sept. 30, 2018	Dec. 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$65,309	$52,992
Accrued liabilities
Compensation	40,010	54,088
Interest	53,713	39,217
Contracts payable for programming rights	121,270	105,040
Other	64,835	58,196
Dividends payable	15,147	15,173
Current portion of long-term debt	162	646
Total current liabilities	360,446	325,352
Noncurrent liabilities
Income taxes	12,414	20,203
Deferred income taxes	401,155	382,310
Long-term debt	2,989,435	3,007,047
Pension liabilities	122,489	144,220
Other noncurrent liabilities	81,217	87,942
Total noncurrent liabilities	3,606,710	3,641,722
Total liabilities	3,967,156	3,967,074

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	306,078	382,127
Retained earnings	6,283,775	6,062,995
Accumulated other comprehensive loss	(122,913)	(106,923)
Less treasury stock at cost, 109,116,622 shares and 109,487,979 shares, respectively	(5,585,776)	(5,667,577)
Total equity	1,205,583	995,041
Total liabilities and equity	$5,172,739	$4,962,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Revenues	$538,976	$464,264	$1,565,146	$1,412,703

Operating expenses:
Cost of revenues, exclusive of depreciation	271,156	235,474	793,943	696,565
Business units - Selling, general and administrative expenses, exclusive of depreciation	76,639	70,914	229,193	214,645
Corporate - General and administrative expenses, exclusive of depreciation	17,593	12,881	41,522	42,462
Depreciation	14,262	15,186	41,594	41,721
Amortization of intangible assets	8,047	5,395	22,791	16,172
Asset impairment and other (gains) charges	(3,005)	7,553	(9,331)	11,086
Total	384,692	347,403	1,119,712	1,022,651
Operating income	154,284	116,861	445,434	390,052

Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	771	866	15,080	(1,549)
Interest expense	(48,226)	(51,855)	(145,055)	(162,113)
Other non-operating items, net	(214)	(3,671)	(13,005)	(26,853)
Total	(47,669)	(54,660)	(142,980)	(190,515)

Income before income taxes	106,615	62,201	302,454	199,537
Provision for income taxes	13,789	11,447	61,929	54,855
Net Income from continuing operations	92,826	50,754	240,525	144,682
Income (loss) from discontinued operations, net of tax	4,325	(10,803)	4,325	(233,261)
Net income (loss)	97,151	39,951	244,850	(88,579)
Net loss attributable to noncontrolling interests from discontinued operations	—	2,806	—	58,698
Net income (loss) attributable to TEGNA Inc.	$97,151	$42,757	$244,850	$(29,881)

Earnings from continuing operations per share - basic	$0.43	$0.24	$1.11	$0.67
Earnings (loss) from discontinued operations per share - basic	0.02	(0.04)	0.02	(0.81)
Net income (loss) per share – basic	$0.45	$0.20	$1.13	$(0.14)

Earnings from continuing operations per share - diluted	$0.43	$0.23	$1.11	$0.66
Earnings (loss) from discontinued operations per share - diluted	0.02	(0.04)	0.02	(0.80)
Net income (loss) per share – diluted	$0.45	$0.19	$1.13	$(0.14)

Weighted average number of common shares outstanding:
Basic shares	216,015	215,863	216,210	215,558
Diluted shares	216,348	218,095	216,617	217,827

Dividends declared per share	$0.07	$0.07	$0.21	$0.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Net income (loss)	$97,151	$39,951	$244,850	$(88,579)
Redeemable noncontrolling interests (earnings not available to shareholders)	—	36	—	(2,797)
Other comprehensive income, before tax:
Foreign currency translation adjustments	(31)	24,764	551	34,126
Recognition of previously deferred post-retirement benefit plan costs	1,276	2,201	3,827	6,603
Pension payment timing related charges	1,198	—	7,498	—
Unrealized gains on available for sale investment during the period	—	—	—	1,776
Other comprehensive income, before tax	2,443	26,965	11,876	42,505
Income tax effect related to components of other comprehensive income	(615)	(752)	(3,021)	(2,445)
Other comprehensive income, net of tax	1,828	26,213	8,855	40,060
Comprehensive income (loss)	98,979	66,200	253,705	(51,316)
Comprehensive income attributable to noncontrolling interests, net of tax	—	1,360	—	55,676
Comprehensive income attributable to TEGNA Inc.	$98,979	$67,560	$253,705	$4,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$244,850	$(88,579)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	64,385	117,762
Stock-based compensation	12,292	14,189
Loss on write down of CareerBuilder	—	342,900
Other (gains) losses on sales of assets and impairment charges	(6,991)	19,803
Equity (income) losses in unconsolidated investments, net	(15,080)	1,488
Pension contributions, net of expense	(39,932)	(12,547)
Spectrum channel share agreement proceeds	—	32,588
Change in other assets and liabilities, net	73,136	(75,865)
Net cash flow from operating activities	332,660	351,739
Cash flows from investing activities:
Purchase of property and equipment	(35,281)	(63,846)
Reimbursement from spectrum repacking	5,057	—
Payments for acquisitions of businesses, net of cash acquired	(328,433)	—
Payments for investments	(11,309)	(2,778)
Proceeds from sale of CareerBuilder, net of $36,581 cash transferred	—	198,342
Proceeds from investments	1,224	15,989
Proceeds from sale of assets and businesses	16,335	5,659
Net cash flow (used for) provided by investing activities	(352,407)	153,366
Cash flows from financing activities:
Proceeds (payments) of borrowings under revolving credit facilities, net	72,000	(635,000)
Proceeds from Cars.com borrowings	—	675,000
Debt repayments	(95,985)	(99,185)
Payments of debt issuance costs	(5,269)	(6,208)
Dividends paid	(45,219)	(75,109)
Repurchases of common stock	(5,831)	(8,453)
Distributions to noncontrolling membership interests	—	(22,980)
Cash transferred to the Cars.com business	—	(20,133)
Other, net	(4,224)	(5,180)
Net cash flow used for financing activities	(84,528)	(197,248)
(Decrease) increase in cash and cash equivalents	(104,275)	307,857
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	128,041	44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash and cash equivalents, beginning of period	128,041	105,117
Cash, cash equivalents and restricted cash from continuing operations, end of period	23,766	412,974
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Balance of cash and cash equivalents, end of period	$23,766	$412,974
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

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we have disposed of substantially all of our former Digital Segment business and have therefore classified its historical financial results as discontinued operations in our Consolidated Statements of Income. See Note 12, “Discontinued operations,” for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our condensed consolidated financial statements.

As a result, we operate one operating and reportable segment, which primarily consists of our 47 television stations operating in 39 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

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

We adopted the guidance beginning January 1, 2018 using the modified retrospective method. We began recognizing revenue under this new guidance in the first quarter of 2018 and did not restate prior years. We applied the standard to all contracts open as of January 1, 2018. The cumulative prior period effect of applying the guidance was $3.7 million which was recorded as a decrease to retained earnings upon adoption. This adjustment represents a deferral of revenue associated with certain performance obligations that were not fully completed as of the reporting date. In addition, with the adoption of the new guidance, we have determined that certain barter revenue and expense related to syndicated programming will no longer be recognized. The revenue and expense previously recognized for this type of barter transaction would have been approximately $0.5 million in the third quarter of 2018 and $1.5 million in the nine months ended 2018. Other than these two items, there were no other changes to the timing and amount of revenue recognition for our contracts.

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

In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the Statement of Cash Flows. The guidance updated the classification in the Statement of Cash Flows in several areas. The most relevant updates for us are the following: 1) payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early will each be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows), 2) contingent consideration payments made for acquisitions will be classified as either operating, investing, or financing cash outflows depending on the timing and nature of the payment, 3) cash receipts received due to the settlement of insurance claims will be classified as either operating or investing cash inflows, depending on the nature of the underlying loss, 4) proceeds received from trust owned life insurance policies will be classified as investing cash inflows (we have historically classified these types of cash receipts as operating inflows), and 5) distributions received from equity method investments will be classified as either operating or investing cash inflows, depending on the amount of cash received as compared to the amount of inception to date earnings recognized on the individual investment. We adopted the guidance retrospectively beginning in the first quarter of 2018. As a result of adopting this guidance, we reclassified approximately $0.9 million of life insurance proceeds received in the first nine months of 2017 from operating to investing inflows.

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

In February 2018, the FASB issued guidance on accounting for certain tax effects that resulted from the Tax Cuts and Jobs Act (the Tax Act), that was enacted into law as of December 22, 2017. The guidance addresses the accounting for amounts that had previously been recorded in accumulated other comprehensive income on a net tax basis, using the tax rate that was in effect at the time. Due to the reduction in the tax rates under the Tax Act, certain tax effects were “stranded” in accumulated other comprehensive income. This new guidance allows these stranded tax effects to be reclassified from accumulated other comprehensive income to retained earnings. Other tax amounts stranded in accumulated other comprehensive income due to reasons other than the Tax Act may not be reclassified. As a result of adopting this guidance, in the first quarter of 2018, we reclassified approximately $24.8 million from accumulated other comprehensive income to retained earnings. We believe that reclassifying these amounts more accurately presents the balance of accumulated other comprehensive loss.

In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses and other current assets and investments and other assets on our Consolidated Balance Sheets are now included with cash and cash equivalents on the Consolidated Statements of Cash Flows. We did not have any restricted cash as of September 30, 2018, however, these restricted cash balances totaled $29.2 million as of December 31, 2017, $29.6 million as of September 30, 2017 and $28.2 million as of December 31, 2016. Our restricted cash was used to pay deferred compensation and TEGNA Supplemental Retirement Plan (SERP) obligations. The adoption of this standard did not change our balance sheet presentation. See Note 10 for additional information about our restricted cash balances.

New accounting guidance not yet adopted: In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases (renamed financing leases under the new guidance) to be recognized on the balance sheet—the new guidance will require both finance and operating leases to be recognized on the balance sheet. The new guidance will be effective for TEGNA beginning in the first quarter of 2019. In July 2018, the FASB issued an amendment giving companies the option to apply the requirements of the standard in the period of adoption (January 1, 2019), with no restatement of prior periods. A cumulative effect of applying the guidance would be recorded to the opening balance of retained earnings. We plan to utilize this adoption method. We have formed a cross-functional team to oversee the implementation of the new guidance. Our ongoing implementation efforts include the review of our lease contracts, review of service contracts for embedded leases, and the deployment of a new lease software solution. In conjunction with adopting the new guidance, we are evaluating any changes needed to our current lease accounting policies and business practices. Based on the work performed to date, we currently estimate that our total assets and liabilities as presented on our Condensed Consolidated Balance Sheet as of September 30, 2018, will increase by less than 5% as a result of adopting this standard. We do not expect the standard to have a material impact on our Consolidated Statements of Income. Additionally, we do not expect there to be a significant difference in our pattern of lease expense recognition under the new standard.

In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

Revenue recognition: Revenue is recognized upon the transfer of control of promised services to our customers in an amount that reflects the consideration we expect to receive in exchange for those services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Amounts received from customers in advance of providing services to our customers are recorded as deferred revenue.
Our primary source of revenue is earned through the sale of advertising and marketing services (AMS). This revenue stream includes all sources of our traditional television and radio advertising, as well as digital revenues including Premion, our digital marketing services (DMS) business unit and other digital advertising across our platforms. Contracts within this revenue stream are short-term in nature (most often three months or less). Contracts generally consist of multiple deliverables, such as television commercials, or digital advertising solutions, that we have identified as individual performance obligations. Before performing under the contract we establish the transaction price with our customer based on the agreed upon rates for each performance obligation. There is no material variability in the transaction price during the term of the contract.
Revenue is recognized as we deliver our performance obligations to our customers. For our AMS revenue stream, we measure our performance based on the airing of the individual television commercials or display of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. The price of each individual commercial and digital advertisement is negotiated with our customer and is determined based on multiple factors, including, but not limited to, the programming and day-part selected, supply of available inventory, our station’s viewership ratings and overall market conditions (e.g., timing of the year and strength of U.S. economy). Customers are billed monthly and payment is generally due 30 days after the date of invoice. Commission costs related to these contracts are expensed as incurred due to the short term nature of the contracts.
We also earn subscription revenue from retransmission consent contracts with multichannel video programming distributors (e.g., cable and satellite providers) and over the top providers (companies that deliver video content to consumers over the Internet). Under these multi-year contracts, we have performance obligations to provide our customers with our stations’ signals, as well as our consent to retransmit those signals to their customers. Subscription revenue is recognized in accordance with the guidance for licensing intellectual property utilizing a usage based method. The amount of revenue earned is based on the number of subscribers to which our customers retransmit our signal, and the negotiated fee per subscriber included in our contract agreement. Our customers submit payments monthly, generally within 60-90 days after the month that service was provided. Our performance obligations are satisfied, and revenue is recognized, as we provide our consent for our customers to retransmit our signal. This measure toward satisfaction of our performance obligations and recognition of revenue is the most appropriate as it aligns our revenue recognition with the value that we are delivering to our customers through our retransmission consent.
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
Revenue earned by categories in the third quarter and nine months of 2018 and 2017 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Advertising & Marketing Services	$264,852	$277,817	$829,638	$843,175
Subscription	207,463	177,692	622,382	540,344
Political	60,410	3,783	93,725	13,387
Other	6,251	4,972	19,401	15,797
Total revenues	$538,976	$464,264	$1,565,146	$1,412,703

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	Sept. 30, 2018		Dec. 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,596,863	$—	$2,579,417	$—
Indefinite-lived intangibles:
Television and radio station FCC licenses	1,384,186	—	1,191,950	—
Amortizable intangible assets:
Retransmission agreements	121,594	(74,972)	110,191	(62,355)
Network affiliation agreements	110,390	(27,712)	43,485	(19,371)
Other	28,865	(8,227)	15,763	(6,394)
Total indefinite-lived and amortizable intangible assets	$1,645,035	$(110,911)	$1,361,389	$(88,120)

Our retransmission consent contracts and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships and favorable lease agreements which are amortized on a straight-line basis over their useful lives.

On February 15, 2018 we acquired a business consisting of assets in San Diego: KFMB-TV (the CBS affiliated station), KFMB-D2 (the CW station), and radio stations KFMB-AM and KFMB-FM (collectively KFMB). The purchase price was $328.4 million, which included a final working capital payment of $2.5 million that we made to the sellers in the third quarter of 2018. The purchase price was paid in cash and funded through the use of available cash and borrowings under our revolving credit facility. In connection with this acquisition, we recorded indefinite lived intangible assets for FCC licenses of $192.2 million and amortizable intangible assets of $91.4 million, primarily related to retransmission consent contracts and network affiliation agreements. The amortizable assets will be amortized over a weighted average period of 10 years. We also recognized goodwill of $17.4 million as a result of the acquisition. We completed purchase accounting for the transaction in the third quarter of 2018, which resulted in an increase to our goodwill balance of $0.3 million in comparison with what we had previously disclosed.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2018, and December 31, 2017 (in thousands):

	Sept. 30, 2018	Dec. 31, 2017

Cash value life insurance	$51,442	$51,188
Equity method investments	32,651	27,098
Cost method investments	24,212	17,374
Deferred debt issuance cost	10,029	6,048
Other long term assets	37,883	35,458
Total	$156,217	$137,166

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

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis), representing an investment balance of $21.6 million as of September 30, 2018.

On May 14, 2018, CareerBuilder sold its subsidiary, Economic Modeling LLC (also known as EMSI). As a result, we received a dividend of $9.9 million in connection with the sale commensurate with our equity ownership in CareerBuilder. Our share of CareerBuilder’s gain on the sale of EMSI was approximately $16.8 million which is included in Equity income (loss) in unconsolidated investments, net, on our Consolidated Statements of Income. During the nine months ended September 30, 2018, we recorded $15.7 million in equity income from our CareerBuilder investment.

NOTE 4 – Income taxes
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $9.7 million as of September 30, 2018, and $10.7 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.4 million as of September 30, 2018, and $1.6 million as of December 31, 2017.
It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $3.9 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
As discussed in Note 1, the Tax Act, was enacted into law as of December 22, 2017. Among other provisions, the Tax Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. On the same date, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. We completed our 2017 U.S. federal return during the third quarter of 2018 and recorded measurement period adjustments for the revaluation of deferred tax assets and liabilities at the reduced 21% federal tax rate that reduced tax expense by $5.3 million and our third quarter effective income tax rate by five percentage points. We will continue to analyze the effects of the Tax Act on our consolidated financial statements when state corporate income tax returns are filed in late 2018. Any additional impacts from the enactment will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin No. 118.
NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2018	Dec. 31, 2017

Unsecured floating rate term loan due quarterly through August 2018	$—	$20,500
VIE unsecured floating rate term loans due quarterly through December 2018	162	646
Unsecured floating rate term loan due quarterly through June 2020	70,000	100,000
Unsecured floating rate term loan due quarterly through September 2020	180,000	225,000
Borrowings under revolving credit agreement expiring June 2023	72,000	—
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	3,007,162	3,031,146
Debt issuance costs	(16,766)	(20,551)
Other (fair market value adjustments and discounts)	(799)	(2,902)
Total long-term debt	2,989,597	3,007,693
Less current portion of long-term debt maturities	162	646
Long-term debt, net of current portion	$2,989,435	$3,007,047

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

As of September 30, 2018, we had unused borrowing capacity of $1.42 billion under our revolving credit facility.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the Supplemental Retirement Plan (SERP). In connection with our acquisition of KFMB, we assumed its preexisting pension plan which, as of the acquisition date, had a total net pension obligation of $7.3 million. All plan participants’ benefits were frozen prior to the acquisition date. During the second quarter of 2018, the KFMB pension plan was merged into the TRP. The total net pension obligations, including both current and non-current liabilities, as of September 30, 2018, were $130.9 million ($8.4 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Our pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Service cost-benefits earned during the period	$3	$218	$9	$654
Interest cost on benefit obligation	5,721	5,990	15,945	17,971
Expected return on plan assets	(8,218)	(6,580)	(23,148)	(19,741)
Amortization of prior service cost	42	159	126	476
Amortization of actuarial loss	1,271	2,081	3,814	6,242
Pension payment timing related charges	1,198	—	7,498	—
Expense for company-sponsored retirement plans	$17	$1,868	$4,244	$5,602

The service cost component of our pension expense is recorded within the operating expense line items Cost of revenue, Business units - Selling, general and administrative, and Corporate - General and administrative within the Consolidated Statements of Income. All other components of our pension expense are included within the Other non-operating items line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2018 we made $11.1 million in cash contributions to the TRP. No additional contributions are expected for the remainder of 2018. We made $10.9 million in cash contributions to the TRP during the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, we made benefit payments to participants of the SERP of $32.9 million and $7.2 million, respectively.

In the first and third quarters of 2018, we accelerated the recognition of previously deferred pension costs as a result of lump sum SERP payments made to certain former executives. The first and third quarter charges were $6.3 million and $1.2 million, respectively, and were reclassified from accumulated other comprehensive income (loss) into net periodic benefit cost.

NOTE 7 – Supplemental equity information
The following table summarizes equity account activity for the nine months ended September 30, 2018 and 2017 (in thousands):

	TEGNA Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at Dec. 31, 2017	$995,041	$—	$995,041
Comprehensive income:
Net income	244,850	—	244,850
Other comprehensive income	8,855	—	8,855
Total comprehensive income	253,705	—	253,705
Dividends declared	(45,193)	—	(45,193)
Stock-based compensation	12,292	—	12,292
Treasury shares acquired	(5,831)	—	(5,831)
Impact from adoption of new revenue standard	(3,724)	—	(3,724)
Other activity, including shares withheld for employee taxes	(707)	—	(707)
Balance at Sept. 30, 2018	$1,205,583	$—	$1,205,583

Balance at Dec. 31, 2016	$2,271,418	$281,587	$2,553,005
Comprehensive income:
Net loss	(29,881)	(58,698)	(88,579)
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,797)	(2,797)
Other comprehensive income	34,241	5,819	40,060
Total comprehensive income (loss)	4,360	(55,676)	(51,316)
Dividends declared	(60,121)	—	(60,121)
Stock-based compensation	14,189	—	14,189
Treasury shares acquired	(8,453)	—	(8,453)
Spin-off of Cars.com	(1,510,851)	—	(1,510,851)
Deconsolidation of CareerBuilder	—	(225,911)	(225,911)
Other activity, including shares withheld for employee taxes	(4,667)	—	(4,667)
Balance at Sept. 30, 2017	$705,875	$—	$705,875

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax and noncontrolling interests (in thousands):

	Retirement Plans	Foreign Currency Translation	Other	Total

Quarters Ended:
Balance at June 30, 2018	$(125,288)	$547	$—	$(124,741)
Other comprehensive income before reclassifications	—	(23)	—	(23)
Amounts reclassified from AOCL	1,851	—	—	1,851
Total other comprehensive income	1,851	(23)	—	1,828
Balance at Sept. 30, 2018	$(123,437)	$524	$—	$(122,913)

Balance at June 30, 2017	$(124,632)	$(23,608)	$2,364	$(145,876)
Other comprehensive income before reclassifications	—	1,428	—	1,428
Amounts reclassified from AOCL	1,351	22,024	—	23,375
Other comprehensive income	1,351	23,452	—	24,803
Balance at Sept. 30, 2017	$(123,281)	$(156)	$2,364	$(121,073)

	Retirement Plans	Foreign Currency Translation	Other	Total

Nine Months Ended:
Balance at Dec. 31, 2017	$(107,037)	$114	$—	$(106,923)
Other comprehensive income before reclassifications	—	410	—	410
Amounts reclassified from AOCL	8,445	—	—	8,445
Total other comprehensive income	8,445	410	—	8,855
Reclassification of stranded tax effects to retained earnings	(24,845)	—	—	(24,845)
Balance at Sept. 30, 2018	$(123,437)	$524	$—	$(122,913)

Balance at Dec. 31, 2016	$(127,341)	$(28,560)	$(5,672)	$(161,573)
Other comprehensive income (loss) before reclassifications	—	6,380	(1,707)	4,673
Amounts reclassified from AOCL	4,060	22,024	9,743	35,827
Other comprehensive income	4,060	28,404	8,036	40,500
Balance at Sept. 30, 2017	$(123,281)	$(156)	$2,364	$(121,073)

Reclassifications from AOCL to the Statement of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, amortization of actuarial losses, and pension payment timing related charges related to our SERP plan. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Amortization of prior service (credit) cost	$(101)	$16	$(302)	$48
Amortization of actuarial loss	1,376	2,185	4,129	6,555
Reclassification of CareerBuilder foreign currency translation	—	22,024	—	22,024
Reclassification of available for sale investment	—	—	—	9,743
Pension payment timing related charges	1,198	—	7,498	—
Total reclassifications, before tax	2,473	24,225	11,325	38,370
Income tax effect	(622)	(850)	(2,880)	(2,543)
Total reclassifications, net of tax	$1,851	$23,375	$8,445	$35,827

Performance Share Award Program

During the first quarter of 2018, the Leadership Development and Compensation Committee (LDCC) of the Board of Directors established new performance metrics for long-term incentive awards for our executives under the Company’s 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), as amended, designed to better reflect TEGNA as a pure-play broadcaster. On March 1, 2018, we granted certain employees performance share awards (PSAs) reflecting these new metrics with aggregate target awards of approximately 0.6 million shares of our common stock.

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

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2018	2017	2018	2017

Net income from continuing operations	$92,826	$50,754	$240,525	$144,682
Income (loss) from discontinued operations, net of tax	4,325	(10,803)	4,325	(233,261)
Net loss attributable to noncontrolling interests from discontinued operations	—	2,806	—	58,698
Net income (loss) attributable to TEGNA Inc.	$97,151	$42,757	$244,850	$(29,881)

Weighted average number of common shares outstanding - basic	216,015	215,863	216,210	215,558
Effect of dilutive securities:
Restricted stock units	167	828	116	880
Performance share units	—	721	72	674
Stock options	166	683	219	715
Weighted average number of common shares outstanding - diluted	216,348	218,095	216,617	217,827

Earnings from continuing operations per share - basic	$0.43	$0.24	$1.11	$0.67
Earnings (loss) from discontinued operations per share - basic	0.02	(0.04)	0.02	(0.81)
Net income (loss) per share - basic	$0.45	$0.20	$1.13	$(0.14)

Earnings from continuing operations per share - diluted	$0.43	$0.23	$1.11	$0.66
Earnings (loss) from discontinued operations per share - diluted	0.02	(0.04)	0.02	(0.80)
Net income (loss) per share - diluted	$0.45	$0.19	$1.13	$(0.14)

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 189,000 and 235,000 stock awards for the three and nine months ended September 30, 2018, respectively; and 96,000 and 142,000 for the three and nine months ended September 30, 2017, respectively, as their inclusion would be accretive to earnings per share.

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

Cost method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The carrying value of these investments was $24.2 million as of September 30, 2018 and $17.4 million as of December 31, 2017. During the nine months ended September 30, 2018 there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments. The cost method investments are classified in Level 3 of the fair value hierarchy.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.06 billion at September 30, 2018, and $3.16 billion at December 31, 2017.

NOTE 10 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2017	Dec. 31, 2016
Cash and cash equivalents included in:
Continuing operations	$23,766	$98,801	$383,354	$15,879
Discontinued operations	—	—	—	61,041
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	29,240	—	—
Investments and other assets	—	—	29,620	28,197
Cash, cash equivalents and restricted cash	$23,766	$128,041	$412,974	$105,117

Our restricted cash equivalents consist of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	Nine months ended Sept. 30,
	2018	2017
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$51,325	$104,422
Cash paid for interest	$121,616	$133,752

NOTE 11 – Other matters

Commitments, contingencies and other matters

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We have received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. The investigation is ongoing.

Since the national media reports, numerous putative class action lawsuits have been filed against owners of television stations (the advertising cases) in different jurisdictions. The advertising cases assert antitrust and other claims and seek monetary damages, attorneys’ fees, costs and interest, as well as injunctions against the allegedly wrongful conduct. We have been named as a defendant in sixteen of the advertising cases.

The advertising cases are in the very early stages, and have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois. We deny any violation of law, believe that the claims asserted in the advertising cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The FCC has, however, notified us that 13 of our stations will be repacked to new channels. In general, television stations moving channels may have smaller service areas and/or experience additional interference; however, based on our transition planning to date, we do not expect the repacking to have any material effect on the geographic areas or populations served by our repacked full-power stations’ over-the-air signals. The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts. Some of our television translator stations have been or will be displaced as a result of the repacking, and thus are eligible under the new repacking funds appropriation to seek reimbursement for costs incurred as a result of such displacement (subject to the translator locating an available alternative channel, which is not guaranteed).

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in 2018 and 2019. To date, we have incurred approximately $7.9 million in capital expenditures for the spectrum repack project (of which $6.6 million was paid during the first nine months of 2018). We have received FCC reimbursements of approximately $5.1 million through September 30, 2018. The reimbursements were recorded as a contra operating expense within our asset impairment and other (gains) charges line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

Reduction in Force Programs

During the third quarter of 2018, we initiated reduction in force programs at our corporate headquarters and our DMS business unit, which resulted in a total severance charge of $7.3 million. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions will receive lump sum severance payments. The severance payments from these programs will be paid by the end of the third quarter of 2019.

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

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. As part of the agreement, we remain an ongoing partner in CareerBuilder, retaining an approximately 17% interest (or approximately 10% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest is being accounted for as an equity method investment. In the first nine months of 2018, we recorded $15.7 million of equity earnings from our remaining interest in CareerBuilder.

Financial Statement Presentation of Digital Segment

As a result of the Cars.com and CareerBuilder transactions described above, the operating results of our former Digital Segment have been included in discontinued operations in the Consolidated Statements of Income for the prior year period.

In the third quarter of 2018, we recorded a tax benefit from discontinued operations of $4.3 million. The tax benefit primarily relates to updating the 2017 income tax provision estimates for CareerBuilder and Cars.com to the 2017 federal tax return completed during the third quarter of 2018.

The following table presents the 2017 financial results of discontinued operations (in thousands):

	Quarter ended Sept. 30, 2017 (1)	Nine months ended Sept. 30, 2017 (1)

Revenues	$54,874	$647,021
Operating expenses	58,429	925,056
Loss from discontinued operations, before income taxes	(2,908)	(279,113)
(Provision) benefit for income taxes	(7,895)	45,852
Income from discontinued operations, net of tax	(10,803)	(233,261)
Net loss attributable to noncontrolling interests from discontinued operations	$2,806	$58,698

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

In our Condensed Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the discontinued operations were as follows (in thousands):

Nine Months ended Sept. 30, 2017 (1)

Depreciation	$19,569
Amortization of intangible assets	40,300
Capital expenditures	$37,441

(1) The nine months ended September 30, 2017 includes Cars.com through the spin-off date of
May 31, 2017 and CareerBuilder’s operations through the date of sale on July 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

We are an innovative media company that serves the greater good of our communities through empowering stories, impactful investigations and innovative marketing services. With 47 television stations and two radio stations in 39 U.S. markets, we are the largest owner of big four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month, we reach approximately 50 million consumers on-air and approximately 30 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

Our business continues to evolve toward growing stable and profitable revenue streams. We expect high margin subscription and political revenues will account for approximately half of our total two-year revenue beginning in 2019/2020, and a larger percentage on a rolling two-year cycle thereafter. Our balance sheet combined with these strong, accelerating and dependable cash flows provide us the ability to pursue the path that offers the most attractive return on capital at any given point in time. We have a broad set of capital deployment opportunities, including retiring debt to create additional future flexibility; investing in original, relevant and engaging content; investing in growth businesses like our new OTT advertising service Premion; and pursuing value accretive acquisition-related growth. We will continue to review all opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends and opportunistic share repurchases.

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

On February 15, 2018, we acquired assets in San Diego consisting of KFMB-TV (the CBS affiliated station), KFMB-D2 (CW channel) and radio broadcast stations KFMB-AM and KFMB-FM (collectively KFMB) for $328.4 million in cash. Through this transaction, we added a strong market to our portfolio. San Diego is the 29th largest U.S. TV market with 1.1 million households and the 17th largest radio market. KFMB-TV is the long-standing market leader in San Diego. It leads the market in audience ratings and share across all demographics and is number one in news across all major time slots. As a result of this acquisition, our U.S. television household reach increased by more than one million or one percentage point.

On August 20, 2018, we announced that we entered into a definitive agreement with Gray Television, Inc. to acquire WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Odessa-Midland, TX, for $105 million in cash. The acquisition of these stations is contingent on the closing of the Gray-Raycom merger, which is expected to take place in the fourth quarter of 2018. It is also subject to customary regulatory approvals and closing conditions. We expect to finance the acquisition through the use of available cash and borrowing under our existing credit facility.

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

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2018	2017	Change	2018	2017	Change

Revenues	$538,976	$464,264	16%	$1,565,146	$1,412,703	11%

Operating expenses:
Cost of revenues, exclusive of depreciation	271,156	235,474	15%	793,943	696,565	14%
Business units - Selling, general and administrative expenses, exclusive of depreciation	76,639	70,914	8%	229,193	214,645	7%
Corporate - General and administrative expenses, exclusive of depreciation	17,593	12,881	37%	41,522	42,462	(2%)
Depreciation	14,262	15,186	(6%)	41,594	41,721	0%
Amortization of intangible assets	8,047	5,395	49%	22,791	16,172	41%
Asset impairment and other (gains) charges	(3,005)	7,553	***	(9,331)	11,086	***
Total operating expenses	$384,692	$347,403	11%	$1,119,712	$1,022,651	9%

Total operating income	$154,284	$116,861	32%	$445,434	$390,052	14%

Non-operating expenses	(47,669)	(54,660)	(13%)	(142,980)	(190,515)	(25%)
Provision for income taxes	13,789	11,447	20%	61,929	54,855	13%
Net income from continuing operations	$92,826	$50,754	83%	$240,525	$144,682	66%

Earnings from continuing operations per share - basic	$0.43	$0.24	79%	$1.11	$0.67	66%
Earnings from continuing operations per share - diluted	$0.43	$0.23	87%	$1.11	$0.66	68%

*** Not meaningful

Revenues

Our Advertising and Marketing Services (AMS) category includes all sources of our traditional television advertising and digital revenues including Premion and other digital advertising and marketing revenues across our platforms. Our Subscription revenue category includes revenue earned from cable and satellite providers for the right to carry our signals and the distribution of TEGNA stations on OTT streaming services.
The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2018	2017	Change	2018	2017	Change

Advertising & Marketing Services	$264,852	$277,817	(5%)	$829,638	$843,175	(2%)
Subscription	207,463	177,692	17%	622,382	540,344	15%
Political	60,410	3,783	***	93,725	13,387	***
Other	6,251	4,972	26%	19,401	15,797	23%
Total revenues	$538,976	$464,264	16%	$1,565,146	$1,412,703	11%

*** Not meaningful

Total revenues increased $74.7 million, or 16%, in the third quarter of 2018 compared to the same period in 2017. This net increase was primarily due to an increase in subscription revenue of $29.8 million, or 17%, in the third quarter of 2018, primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers. Also contributing to the overall increase was political revenue which increased $56.6 million in the third quarter of 2018, driven by the mid-term elections cycle. These increases were partially offset by a decrease in AMS revenue of $13.0 million, or 5%, in the third quarter of 2018. This decline was attributed to a softening of demand for traditional television advertising and election year political displacement, partially offset by an increase in digital revenue (primarily from Premion) and revenue from our KFMB station acquisition.

In the first nine months of 2018, total revenues increased $152.4 million, or 11%, compared to the same period in 2017. This increase was primarily due to an increase in subscription revenue of $82.0 million, or 15%, in the first nine months of 2018 primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers. Also contributing to the overall increase was political revenue which increased $80.3 million in the first nine months of 2018, largely due to activity related to the mid-term elections cycle. AMS revenue during first nine months of 2018 declined $13.5 million, or 2%, as compared to the same period in 2017. Increases in AMS from Winter Olympic and Super Bowl advertising, KFMB station acquisition, and digital advertising (primarily Premion) were offset by declines in digital marketing services (DMS) revenue (primarily due to conclusion of a transition service agreement with Gannett Co., Inc. (Gannett) in June 2017) and a softening of demand and election year political displacement for traditional television advertising.

Cost of Revenues

Cost of revenues increased $35.7 million, or 15%, in the third quarter of 2018 compared to the same period in 2017. The increase was primarily due to a $15.7 million increase in programming costs (due to the growth in subscription revenues), a $12.4 million increase in digital expenses (due to investments made in the Premion business), and $6.8 million increase comprised of the increase from our KFMB station acquisition and increases in costs from production of original content (Daily Blast LIVE!, local news, and Sister Circle). Also contributing to the increase was $0.9 million of severance expense due to a reduction in force at our DMS business.

In the first nine months of 2018, cost of revenues increased $97.4 million, or 14%, compared to the same period in 2017. The increase was primarily due to a $45.6 million increase in programming costs (due to the growth in subscription revenues), a $35.1 million increase in digital expenses (due to investments made in the Premion business), and $18.9 million increase comprised of the increase from our KFMB station acquisition and increases associated with production of original content (Daily Blast LIVE!, local news, and Sister Circle), and variable editorial costs tied to increased revenues (event coverage costs of Olympics and Super Bowl). These increases were partially offset by a decline in DMS costs of $10.1 million due to the conclusion of the transition services agreement with Gannett.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses increased $5.7 million, or 8%, in the third quarter of 2018 compared to the same period in 2017. The increase was primarily due to a $4.2 million increase in costs due to incremental political revenue from the mid-term elections cycle and our acquisition of KFMB. In addition, $0.9 million of severance expense in third quarter of 2018 due to a reduction in force at our DMS business, and an increase in legal costs.

In the nine months ended September 30, 2018, business unit selling, general and administrative expenses increased $14.5 million, or 7% compared to the same period in 2017. The increase was primarily driven by a $5.0 million increase due to higher selling costs (due to incremental revenue from the midterm elections, Olympics and Super Bowl). The remaining net $9.5 million increase was primarily due to the acquisition of KFMB and higher legal costs.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased $4.7 million, or 37%, in the third quarter of 2018 compared to the same period in 2017. The increase was driven by $5.5 million in severance expenses recognized during the third quarter of 2018, which more than offset operational efficiencies, and resulted from a reduction in force related to our ongoing consolidations of our corporate structure following our strategic transformation into a pure play broadcast company.

In the nine months ended September 30, 2018, corporate general and administrative expenses decreased $0.9 million, or 2%, compared to the same period in 2017. The decrease was primarily due the absence of $0.9 million in severance incurred in the first nine months of 2017, lower corporate expenses associated with the right-sizing of the corporate function following the spin-off of Cars.com and the sale of our majority interest in CareerBuilder in 2017. These reductions were partially offset by $5.5 million in severance expense incurred in the third quarter of 2018 due to a reduction in force.

Depreciation Expense

Depreciation expense decreased less than $1.0 million in both the third quarter and first nine months 2018 compared to the same periods in 2017. The decreases were primarily due to assets becoming fully depreciated, partially offset by incremental depreciation expense related to our acquisition of KFMB.

Amortization Expense

Amortization expense increased $2.7 million, or 49%, in the third quarter of 2018 and $6.6 million or 41% in the first nine months of 2018 compared to the same periods in 2017. The increases were primarily due to incremental amortization expense resulting from our acquisition of KFMB.

Asset Impairment and Other (Gains) Charges

We had $3.0 million of net asset impairment and other gains in the third quarter of 2018 compared to charges of $7.6 million in the third quarter of 2017. The 2018 net gains primarily consist of $3.0 million of gains due to reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2017 charges related to damages to our stations caused by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused significant damage to our Houston television station (KHOU); as a result, we recognized $10.2 million in non-cash charges, writing off destroyed equipment and recording an impairment to the value of the building. In addition, we incurred $8.4 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the stations operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received initial insurance proceeds of $11.0 million ($5.0 million was received in September 2017 and $6.0 million was received in October 2017).

In the first nine months of 2018, we recognized net gains of $9.3 million, compared to $11.1 million of charges recognized in the same period in 2017. The 2018 net gains primarily consist of a gain recognized on the sale of real estate in Houston and gains due to reimbursements received from the FCC for required spectrum repacking. The 2017 charges primarily consisted of net $7.6 million in expenses related to Hurricane Harvey, $1.4 million related to the consolidation of office space at corporate headquarters and at our DMS business, and $2.2 million of non-cash building-related impairment charge incurred by our broadcast station.

Operating Income

Our operating income increased $37.4 million, or 32%, in the third quarter of 2018 compared to the same period in 2017. The increase was driven by the changes in revenue and expenses discussed above. Revenue increased by $74.7 million, or 16%, in the third quarter. As a result, our consolidated operating margins improved to 29% in the third quarter of 2018 compared to 25% in the third quarter of 2017.

Our operating income increased $55.4 million, or 14%, in the first nine months of 2018 compared to the same period in 2017. The increase was driven by the changes in revenue (increased 11%) and expenses (increased 9%) discussed above. As a result, our consolidated operating margin remained consistent at 28% for the first nine months of both 2018 and 2017.

Non-Operating Expenses

Non-operating expenses decreased $7.0 million, or 13%, in the third quarter of 2018 compared to the same period in 2017. The decrease was primarily due to a decline in interest expense of $3.6 million in 2018 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $3.08 billion for the third quarter of 2018, compared to $3.38 billion in the same period of 2017. The weighted average interest rate on total outstanding debt was 5.89% for the third quarter of 2018, compared to 5.75% in the same period of 2017. The decrease was also attributable to a decline in transaction costs of $2.3 million in 2018 as compared to 2017. Pension expense was also $1.6 million lower due to strong investment returns achieved.

In the first nine months of 2018, non-operating expenses decreased $47.5 million or 25% compared to the same period in 2017. The decrease was partially due to a decline in interest expense of $17.1 million in the first nine months of 2018 compared to the same period in 2017 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $3.13 billion during the first nine months in 2018 compared to $3.75 billion in 2017. The weighted average interest rate on total outstanding debt was 5.87% for the first nine months of 2018 compared to 5.51% for the same period of 2017. The decrease was also partially due to our $16.8 million gain from our investment in CareerBuilder due to the sale of its subsidiary, Economic Modeling, LLC, in the second quarter of 2018 and the absence of impairment charges recognized in 2017 of $9.3 million (related to the write-off of a note receivable from a former equity investment and impairment on our former investment in Gannett stock). Also contributing to the decrease was a decline in transaction expenses of $6.5 million in 2018.

Income Tax Expense

Income tax expense increased $2.3 million, or 20%, in the third quarter of 2018 compared to the same period in 2017. Income tax expense increased $7.1 million, or 13%, in the first nine months of 2018 compared to the same period in 2017. The increase was primarily due to increases in net income before tax, partially offset by a reduction in the federal corporate tax rate from 35% to 21% as a result of the enactment of Tax Cuts and Jobs Act (the Tax Act). Our reported effective income tax rate was 12.9% for the third quarter of 2018, compared to 18.4% for continuing operations for the third quarter of 2017. Our reported effective income tax rate was 20.5% for the first nine months of 2018, compared to 27.5% for the same period in 2017. The tax rates for the 2018 periods are lower than the comparable 2017 periods primarily due to the corporate tax rate reduction and adjusting the provisional tax impacts of the Tax Act recorded in 2017 upon the completion of the federal tax return in the third quarter of 2018, partially offset by the repeal of the domestic manufacturing deduction as well as an increase in state income taxes due to the acquisition of KFMB.

Income From Continuing Operations

Income from continuing operations was $92.8 million, or $0.43 per diluted share, in the third quarter of 2018 compared to $50.8 million or $0.23 per diluted share during the same period in 2017. For the first nine months of 2018, we reported net income from continuing operations of $240.5 million, or $1.11 per diluted share, compared to $144.7 million, or $0.66 per diluted share, for the same period in 2017. Both income from continuing operations and earnings per share were affected by the factors discussed above.

The weighted average number of diluted shares outstanding in the third quarter of 2018 and 2017 was 216.3 million and 218.1 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2018 and 2017 was 216.6 million and 217.8 million, respectively.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, Adjusted revenues and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, items related to asset impairment and other (gains) charges, TEGNA Foundation donations, certain non-operating expenses (business acquisition, pension payment timing related charges, and integration costs), costs associated with the Cars.com spin-off transaction, and a net gain on equity method investment. In addition, we have income tax special items associated with tax impacts associated with the acquisition of KFMB; and deferred tax benefit adjustments related to adjusting provisional tax impacts of tax reform (enacted in December 2017) and a partial capital loss valuation allowance release, both resulting from completion of our 2017 federal income tax return in the third quarter.

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

We discuss Adjusted EBITDA (with and without corporate expenses), non-GAAP financial performance measures that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as corporate transaction expenses (such as business acquisition and disposition costs) and investment income, (5) severance expense, (6) asset impairment and other (gains) charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

Discussion of special charges affecting reported results

Our results for the quarter and nine months ended September 30, 2018 included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•
Operating asset impairment and other net gains primarily consists of a gain recognized on the sale of real estate in Houston and gains due to reimbursements from the FCC for required spectrum repacking. These gains are partially offset by an early lease termination payment;

•	Severance charges which included payroll and related benefit costs due to restructuring at our DMS business and at our corporate headquarters;

•	Other non-operating items associated with business acquisition and integration costs, and a charitable donation made to the TEGNA Foundation;

•	Pension payment timing related charges related to the acceleration of previously deferred pension costs as a result of lump sum SERP payments made to certain former executives.

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its EMSI business;

•	Tax provision impacts related to our acquisition of KFMB; and

•
Deferred tax benefits related to adjusting the provisional tax impacts of tax reform (enacted in December 2017) and a partial capital loss valuation allowance release, both resulting from the completion of our 2017 federal income tax return in the third quarter of 2018.

Our results for the quarter and nine months ended September 30, 2017 included the following special items:

•	Operating asset impairment and other charges related to damage caused by Hurricane Harvey and the consolidation of office space at corporate headquarters and at our DMS business;

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended September 30, 2018	GAAP measure	Operating asset impairment and other	Severance expense	Pension payment timing related charge	Special tax benefit	Non-GAAP measure

Cost of revenues, exclusive of depreciation	$271,156	$—	$(931)	$—	$—	$270,225
Business units - Selling, general and administrative expenses, exclusive of depreciation	76,639	—	(875)	—	—	75,764
Corporate - General and administrative expenses, exclusive of depreciation	17,593	—	(5,481)	—	—	12,112
Asset impairment and other (gains)	(3,005)	3,005	—	—	—	—
Operating expenses	384,692	3,005	(7,287)	—	—	380,410
Operating income	154,284	(3,005)	7,287	—	—	158,566
Other non-operating items	(214)	—	—	1,198	—	984
Total non-operating expense	(47,669)	—	—	1,198	—	(46,471)
Income before income taxes	106,615	(3,005)	7,287	1,198	—	112,095
Provision for income taxes	13,789	(800)	1,714	301	9,657	24,661
Net income from continuing operations	92,826	(2,205)	5,573	897	(9,657)	87,434
Net income from continuing operations per share-diluted (a)	$0.43	$(0.01)	$0.03	$—	$(0.04)	$0.40
(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended September 30, 2017	GAAP measure	Operating asset impairment and other	Other non-operating items	Special tax benefit	Non-GAAP measure

Asset impairment and other charges	$7,553	$(7,553)	$—	$—	$—
Operating expenses	347,403	(7,553)	—	—	339,850
Operating income	116,861	7,553	—	—	124,414
Other non-operating items	(3,671)	—	2,688	—	(983)
Total non-operating expense	(54,660)	—	2,688	—	(51,972)
Income before income taxes	62,201	7,553	2,688	—	72,442
Provision for income taxes	11,447	2,780	629	8,086	22,942
Net income from continuing operations	50,754	4,773	2,059	(8,086)	49,500
Net income from continuing operations per share-diluted (a)	$0.23	$0.02	$0.01	$(0.04)	$0.23
(a) Per share amounts do not sum due to rounding.

		Special Items
Nine Months Ended September 30, 2018	GAAP measure	Severance expense	Operating asset impairment and other	Pension payment timing related charges	Other non-operating items	Net gain on equity method investment	Special tax benefit	Non-GAAP measure

Cost of revenues, exclusive of depreciation	$793,943	$(931)	$—	$—	$—	$—	$—	$793,012
Business units - Selling, general and administrative expenses, exclusive of depreciation	229,193	(875)	—	—	—	—	—	228,318
Corporate - General and administrative expenses, exclusive of depreciation	41,522	(5,481)	—	—	—	—	—	36,041
Asset impairment and other (gains)	(9,331)	—	9,331	—	—	—	—	—
Operating expenses	1,119,712	(7,287)	9,331	—	—	—	—	1,121,756
Operating income	445,434	7,287	(9,331)	—	—	—	—	443,390
Equity income in unconsolidated investments, net	15,080	—	—	—	—	(16,758)	—	(1,678)
Other non-operating items	(13,005)	—	—	7,498	15,184	—	—	9,677
Total non-operating expense	(142,980)	—	—	7,498	15,184	(16,758)	—	(137,056)
Income before income taxes	302,454	7,287	(9,331)	7,498	15,184	(16,758)	—	306,334
Provision for income taxes	61,929	1,714	(798)	1,909	2,178	(4,216)	7,007	69,723
Net income from continuing operations	240,525	5,573	(8,533)	5,589	13,006	(12,542)	(7,007)	236,611
Net income from continuing operations per share-diluted (a)	$1.11	$0.03	$(0.04)	$0.03	$0.06	$(0.06)	$(0.03)	$1.09
(a) Per share amounts do not sum due to rounding.
		Special Items
Nine Months Ended September 30, 2017	GAAP measure	Severance expense	Operating asset impairment	Other non-operating items	Special tax benefit	Non-GAAP measure

Cost of revenues, exclusive of depreciation	$696,565	$(522)	$—	$—	$—	$696,043
Business units - Selling, general and administrative expenses, exclusive of depreciation	214,645	(1,471)	—	—	—	213,174
Corporate - General and administrative expenses, exclusive of depreciation	42,462	(1,060)	—	—	—	41,402
Asset impairment and other charges	11,086	—	(11,086)	—	—	—
Operating expenses	1,022,651	(3,053)	(11,086)	—	—	1,008,512
Operating income	390,052	3,053	11,086	—	—	404,191
Other non-operating items	(26,853)	—	—	31,991	—	5,138
Total non-operating expense	(190,515)	—	—	31,991	—	(158,524)
Income before income taxes	199,537	3,053	11,086	31,991	—	245,667
Provision for income taxes	54,855	1,174	4,104	6,921	11,724	78,778
Net income from continuing operations	144,682	1,879	6,982	25,070	(11,724)	166,889
Net income from continuing operations per share-diluted	$0.66	$0.01	$0.03	$0.12	$(0.05)	$0.77

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2018	2017	Change	2018	2017	Change

Advertising & Marketing Services	$264,852	$277,817	(5%)	$829,638	$843,175	(2%)
Subscription	207,463	177,692	17%	622,382	540,345	15%
Political	60,410	3,783	***	93,725	13,386	***
Other	6,251	4,972	26%	19,401	15,797	23%
Total revenues (GAAP basis)	$538,976	$464,264	16%	$1,565,146	$1,412,703	11%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$—	$—	—%	$(24,000)	$(323)	***
Political	(60,410)	(3,783)	***	(93,725)	(13,386)	***
Discontinued digital marketing services	—	—	***	—	(16,673)	***
Total company adjusted revenues (non-GAAP basis)	$478,566	$460,481	4%	$1,447,421	$1,382,321	5%

*** Not meaningful

Excluding the impacts of Political advertising revenue and the discontinued digital marketing transition services agreement, total company adjusted revenues on a comparable basis increased 4% in the third quarter 2018 and 5% in the first nine months of 2018 compared to the same periods in 2017. This is primarily attributable to increases in subscription revenue, partially offset by declines in AMS revenue as described in the Results from Operations section above.
Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2018	2017	Change	2018	2017	Change

Net income from continuing operations (GAAP basis)	$92,826	$50,754	83%	$240,525	$144,682	66%
Provision for income taxes	13,789	11,447	20%	61,929	54,855	13%
Interest expense	48,226	51,855	(7%)	145,055	162,113	(11%)
Equity (income) loss in unconsolidated investments, net	(771)	(866)	(11%)	(15,080)	1,549	***
Other non-operating items	214	3,671	(94%)	13,005	26,853	(52%)
Operating income (GAAP basis)	154,284	116,861	32%	445,434	390,052	14%
Severance expense	7,287	—	***	7,287	3,053	***
Asset impairment and other (gains) charges	(3,005)	7,553	***	(9,331)	11,086	***
Adjusted operating income (non-GAAP basis)	158,566	124,414	27%	443,390	404,191	10%
Depreciation	14,262	15,186	(6%)	41,594	41,721	—%
Amortization of intangible assets	8,047	5,395	49%	22,791	16,172	41%
Adjusted EBITDA (non-GAAP basis)	180,875	144,995	25%	507,775	462,084	10%
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	12,112	12,881	(6%)	36,041	41,402	(13%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$192,987	$157,876	22%	$543,816	$503,486	8%

*** Not meaningful

In the third quarter of 2018 Adjusted EBITDA margin was 36% without corporate expense or 34% with corporate expense. For the nine months ended September 30, 2018, Adjusted EBITDA margin was 35% without corporate or 32% with corporate. Our total Adjusted EBITDA increased $35.9 million or 25% in the third quarter of 2018 compared to 2017 and increased $45.7 million or 10% for the first nine months of 2018 from the prior year comparable period. The increase in the third quarter was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections. Most notably, for the third quarter, the increase was primarily driven by an increase in political and subscription revenues offset by higher programming costs and investments in Premion. For the first nine months of 2018, the Adjusted EBITDA increase of $45.7 million is primarily due to the impact of political, Olympic, and Super Bowl advertising and subscription revenue, partially offset by higher programming costs and investments in Premion.

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $297.4 million for the first nine months of 2018 compared to $287.9 million for the same period in 2017. Our free cash flow for the first nine months of 2018 was higher than the first nine months of 2017 because of the same factors affecting cash flow from operating activities discussed in the ”Liquidity, Capital Resources and Cash Flows” section below.

Reconciliations from “Net cash flow from operating activities” to “Free cash flow” follow (in thousands):

	Nine months ended September 30,
	2018	2017

Net cash flow from operating activities	$332,660	$351,739
Purchase of property and equipment	(35,281)	(63,846)
Free cash flow	$297,379	$287,893

Forward Looking Financial Information

•
In the fourth quarter of 2018, we expect total revenue will increase 30% to 32% year-over-year, driven by continued strong political advertising and subscription revenue growth. Political revenue is expected to be $144 million for the fourth quarter and approximately $238 million for the full year (up from our previous guidance of $180 million to $200 million), reflecting the central role our strong TEGNA stations play in all local political marketing strategies. Adjusted revenue, excluding political advertising, is expected to be up mid-single digits despite being negatively impacted by political displacement.

•	Premion remains on pace to achieve full-year revenue guidance of $75 million, excluding Premion political revenue, which is included in total reported political revenue.

•
We expect fourth quarter non-GAAP operating expenses will increase percentage-wise in the mid-teens year-over-year due to continued growth in programming fees and Premion reinvestments, as well as the fact that the majority of political advertising revenue will be recognized in the fourth quarter of 2018.

•	We expect our full year Adjusted EBITDA margin to be toward the high end of the previously guided range of 36% to 38%, excluding corporate expenses.

Liquidity, Capital Resources and Cash Flows

Our cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are more than sufficient to fund our capital expenditures, interest expense, dividends, share repurchases, investments in strategic initiatives and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

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

On February 15, 2018, we borrowed $220.0 million under the revolving credit facility primarily to finance the acquisition of KFMB. At the end of the third quarter of 2018, our total debt was $3.01 billion and cash and cash equivalents totaled $23.8 million.

As of September 30, 2018, we had unused borrowing capacity of $1.42 billion under our revolving credit facility.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, provides adequate liquidity to invest in organic and strategic growth opportunities, as well as acquisitions such as our 2018 acquisition of KFMB and our pending acquisition of stations in Toledo, OH, and Odessa-Midland, TX. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Part II. Other Information, Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K for further discussion.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2018	2017

Cash, cash equivalents and restricted cash from continuing operations, beginning of period	$128,041	$44,076
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	61,041
Balance of cash, cash equivalents and restricted cash beginning of the period	128,041	105,117

Operating activities:
Net income (loss)	244,850	(88,579)
Depreciation, amortization and other non-cash adjustments	54,606	496,142
Pension (contributions), net of expense	(39,932)	(12,547)
Spectrum channel share agreement proceeds	—	32,588
Other, net	73,136	(75,865)
Net cash flows from operating activities	332,660	351,739
Net cash (used for) provided by investing activities	(352,407)	153,366
Net cash used for financing activities	(84,528)	(197,248)
(Decrease) increase in cash and cash equivalents	(104,275)	307,857

Cash, cash equivalents and restricted cash from continuing operations, end of period	23,766	412,974
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Balance of cash, cash equivalents and restricted cash end of the period	$23,766	$412,974

Operating Activities - Cash flow from operating activities was $332.7 million for the nine months ended September 30, 2018, compared to $351.7 million for the same period in 2017. The decrease in net cash flow from operating activities was primarily due to the absence of approximately $107.8 million of operating cash flow related to Cars.com and CareerBuilder which were spun-off and sold, respectively, during 2017 as well as an increase of $27.4 million in pension payments and contributions in 2018.

These decreases were partially offset by declines in tax payments of $53.1 million resulting primarily from lower tax rates following enactment of the Tax Act, as well as lower interest payments of $12.2 million primarily due to lower average debt outstanding. Also offsetting the decreases was a $22.1 million increase in deferred revenue, primarily due to upfront cash payments made for political advertisements which will air in the fourth quarter of 2018.

Investing Activities - Cash flow used for investing activities was $352.4 million for the nine months ended September 30, 2018, compared to cash provided by investing activities of $153.4 million for the same period 2017. The cash used for investing activities in 2018 was primarily due to our acquisition of KFMB for $328.4 million and purchases of property and equipment of $35.3 million. The cash provided by investing activities in 2017 was primarily a result of the sale of the majority of our ownership in CareerBuilder, which provided $198.3 million of proceeds, net of cash transferred. Additionally, we had cash inflow of $21.6 million from the sale of assets, primarily comprised of proceeds of $14.6 million from the sale of Gannett common stock. These inflows were partially offset by purchases of property and equipment of $63.8 million in 2017.

A majority of our capital expenditures for the FCC spectrum repacking project will occur in 2018 and 2019, and we estimate that in total we will spend approximately $42.0 million on the project. During the nine months ended September 30, 2018, we spent approximately $6.6 million in capital expenditures on the spectrum repacking project and this is reflected in the line Purchase of property and equipment within the Condensed Consolidated Statement of Cash Flows. We received FCC reimbursements during the first nine months of 2018 of $5.1 million, which were reflected in the line Reimbursement from spectrum repacking. We believe that the FCC will reimburse us for substantially all of our expenditures related to the repack project.

Financing Activities - Cash flow used by financing activities was $84.5 million for the nine months ended September 30, 2018, compared to $197.2 million for the same period in 2017. The change was primarily due to activity on our revolving credit facility and dividend payments. Activity on our revolving credit facility in the first nine months of 2018 resulted in a net inflow of $72.0 million, which includes an inflow of $220.0 million to partially fund our acquisition of KFMB, offset by repayments made subsequent to acquisition. With regards to 2017 debt activity, prior to the completion of the spin-off, Cars.com borrowed approximately $675.0 million under a revolving credit facility agreement, while incurring $6.2 million of debt issuance costs. The proceeds were used to make a one time tax-free cash distribution of $650.0 million from Cars.com to TEGNA. We used most of the cash received to pay down our then outstanding revolving credit balance of $609.9 million. Total net payments on the revolving credit facility in the first nine months of 2017 were $635.0 million.

Also contributing to the fluctuation were dividend payments which resulted in cash outflows of $45.2 million in the first nine months of 2018 as compared to $75.1 million in the same period in 2017 and a one time cash transfer of $20.1 million to Cars.com in connection with the spin-off in 2017.
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

As of September 30, 2018, approximately $2.69 billion of our debt has a fixed interest rate (which represents approximately 90% of our total principal debt obligation). Our remaining debt obligation of $322.2 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annualized interest expense of approximately $1.6 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.06 billion as of September 30, 2018 and $3.16 billion as of December 31, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11 to the condensed consolidated financial statements for information regarding our legal proceedings.

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

Despite these efforts, due to the evolving nature and ever-increasing abilities of cyber-attacks, we may not be successful in detecting, reporting or responding to cyber incidents in a timely manner. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from any future breaches of our systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a new share repurchase program for up to $300.0 million of our common stock over three years. During the third quarter of 2018, no shares were repurchased and as of September 30, 2018, approximately $279.1 million remained under this program.

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

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the quarter and year-to-date periods ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the quarter and year-to-date periods ended September 30, 2018 and 2017, (iv) Condensed Consolidated Cash Flow Statements for the year-to-date periods ended September 30, 2018 and 2017, and (v) the notes to unaudited condensed consolidated financial statements.
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

Date: November 8, 2018	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)