Form 10-K
period 2018-12-31
TEGNA INC
filed 2019-03-01
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-6961
TEGNA INC.
(Exact name of registrant as specified in its charter)

Delaware	16-0442930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8350 Broad Street, Suite 2000, Tysons, Virginia	22102-5151
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 873-6600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	The New York Stock Exchange
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2018, was $2,329,631,130. The registrant has no non-voting common equity.
As of January 31, 2019, 215,801,306 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on April 25, 2019, is incorporated by reference in Part III to the extent described therein.

INDEX TO TEGNA INC.
2018 FORM 10-K

PART I

ITEM 1.BUSINESS

Business Overview

We are an innovative media company serving the greater good of our communities - through empowering stories, impactful investigations and extensive marketing services. With 49 television stations and two radio stations in 41 U.S. markets, we are the largest owner of big four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month, we reach 50 million consumers on-air and approximately 35 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

All of this is now delivered through a company with one singular focus; in 2017, we completed our transformation into a pure-play broadcast company. On May 31, 2017 we successfully completed the spin-off of Cars.com into a separate stand-alone public company and on July 31, 2017, we completed the sale of our controlling ownership interest in CareerBuilder. The completion of these strategic actions has reduced our debt and has further strengthened our balance sheet, providing us the ability to invest in our media businesses, capitalizing on opportunities for organic and acquisition-related growth. Our media operations generate strong and dependable cash flows and we are financially disciplined, which allows us to return additional value to shareholders through dividends and share repurchases. We are a leader in embracing change and driving innovation across our businesses, and we are well-positioned to benefit from the evolving regulatory environment.

Operating Structure

We have one operating and reportable segment which generated revenues of $2.2 billion in 2018. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2018, 2016) and particularly in the second half of those years; and 4) other services, such as production of programming from third parties and production of advertising material.

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

Our portfolio of “Big 4” NBC, CBS, ABC and FOX stations operate under long-term network affiliation agreements. Generally, a network provides programs to its affiliated television stations and the network sells commercial advertising for certain of the available advertising spots within the network programs, while our television stations sell the remaining available commercial advertising spots. Our television stations also produce local programming such as news, sports, and entertainment.

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

In 2018, we continued significant efforts to embrace change, transform our content and connect with audiences in unique and powerful ways. Our culture encourages and embraces bold thinking and ideas from across the company. We are creating unique, live and original content in news and non-news time periods to meet changing viewer habits. In an on-demand OTT world, live, locally-relevant content is becoming far more important than it was in the past, and we are acting on that trend. We have continued to make wholesale transformations of our local news operations. We have invested in true digital-first newsrooms, leveraging analytics to better serve audiences and clients on-air and via mobile devices.

We are recognized nationally for our innovation in reinventing local journalism in the digital age. Over the past year, we have conducted digital-first investigations that shined a light on important issues, holding the powerful accountable and helping drive change and results for those without a voice. Projects like “Verify,” which provides unbiased fact-checking on a variety of topics, developed before ‘fake news’ entered the common vernacular, was rolled out across all markets in 2017 and enhanced in 2018. “Verify” segments are platform agnostic and air on broadcast channels, are posted to social media channels and are shared across desktop, digital and mobile apps. Other impactful digital-first investigations such as “Selling Girls,” a six-part series produced by the award-winning investigative news teams from 11Alive in Atlanta and KHOU in Houston, focused on trafficking of American minor children. Initially launched across stations’ digital platforms, the series was localized, highlighting the direct impact of child sex trafficking in specific communities across the U.S.

We produce new, multi-platform, non-news programs, replacing the syndicated programs in these timeslots. These programs are produced at our local stations, reducing cost while allowing us to quickly respond to local needs and tastes in content. “Daily Blast LIVE,” a groundbreaking 30-minute live news and entertainment show produced out of KUSA in Denver is in its second year. “Daily Blast LIVE” is a first-of-its-kind format that is live in nearly all time zones across 50 markets, something unprecedented in TV syndication, and is also available on Facebook and YouTube. The content on “Daily Blast LIVE” is crowdsourced in real-time from viewers though social media. “Sister Circle,” a live daily talk show that targets African-American women - a large and traditionally underserved audience – is also in its second year. Produced by WATL in Atlanta, “Sister Circle” reaches approximately 60 percent of U.S. television households, distributed across 14 TEGNA markets and on TV One, a cable network offering a broad range of programming for a diverse audience of adult African-American viewers.

Increase engagement across all platforms. As the consumption of content on digital platforms increases, we have continued to make investments in developing new ways of connecting with local audiences and enhancing our digital capabilities. In 2018, this included initiatives focused on diversifying our web traffic sources, improving our digital workflows and deploying industry-first innovations across our newsrooms.

•
Diversifying Audience Traffic Sources: Platforms control an increasing amount of consumer attention, and we have placed an emphasis on diversifying our digital traffic sources and building direct relationships with our audience. In 2018, this included an aggressive strategy around improving our traffic via search engines like Google, growing our presence on YouTube, launching new email newsletter products in 18 markets and decreasing our dependency on traffic from social networks like Facebook. As a result of these efforts, our digital properties have seen improvements of +16% in Loyalty (Visits Per Visitor) and +115% in video views on YouTube during 2018. Since launching an initiative focused on search engine optimization in April 2018, referral traffic to our digital properties via search engines increased +60%.

•
Improving Digital Workflows: In 2018, we developed and began deployment of a new content management system across all of our markets. Our new platform integrates data into the story creation process, makes it easier to quickly publish videos and enables us to optimize our content for the wide variety of distribution platforms. Importantly, the new platform will also allow us to continually iterate on our capabilities as the digital ecosystem evolves, while reducing our ongoing operating expenses.

•
Industry-first innovators: Our culture of innovation led to several unique partnerships in 2018. We were the first local broadcaster to integrate Snapchat into our on-air broadcasts, which has provided an exclusive view into various news events, including a sit-in protest at Howard University where the media wasn’t allowed inside. We also partnered with Facebook to launch “An Imperfect Union”, a weekly show that we debuted ahead of the midterm elections to bring two people from opposing sides of an issue together for conversation and service in their communities.

Taking advantage of several hot political races happening in our markets in 2018, we partnered with Twitter to live stream political debates, including the Texas Debate between Ted Cruz and Beto O’Rourke, which was viewed by more than 500,000 people.

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

Our scale and strength in local content has contributed to our ability to grow our subscription revenue beyond traditional multichannel video programming distributors (MVPDs) into the growing OTT space as well. Moving our content onto OTT platforms allows us to reach an additional demographic of newer viewers that consume content online rather than through MVPDs, enabling us to expand our subscription revenues and deliver advertising products to a broader viewing audience.

We have several large OTT distribution deals with major network partners and streaming services such as Hulu, YouTube TV and Direct TV Now, permitting them to carry our stations’ content. Because our stations serve large markets that are pivotal to the success of companies offering platforms in the OTT space, we have negotiated favorable agreements with economics with new OTT entrants that are as good or better than with traditional MVPDs, making us economically agnostic to consumer platform choices.

Improve the value we bring to advertisers. Through TMS, we continued to expand market share through our sales transformation efforts, including innovations like our centralized 360-degree marketing services agency, our centralized pricing platform, and a well-trained, solutions-oriented salesforce. We provide our clients with data-driven integrated marketing services, a holistic approach to put their advertising dollars to work in the channels that make the most sense for them, regardless of the platform. We serve our clients by providing deep consumer insights, unique creative solutions, and customization. To that end, in 2017 we rolled out a sophisticated pricing platform that marries disparate data sets and other advanced technologies to provide more optimal predictive pricing insights both for our salesforce and, ultimately, for our advertising clients. This software will also allow us to play a pivotal role as the industry shifts to more automated buying platforms.

Late in 2016, we launched the industry’s first OTT local advertising network, Premion, a one-stop-shop that allows local, regional and national customers to place advertising on long-form programs across a broad array of services such as streaming devices, smart TVs and web browsers. Premion is a highly desirable buy for advertisers trying to reach cord cutters, and is helping us expand our revenue base and giving us access to new markets. Our large, local salesforce is leveraging relationships with local and regional advertisers to sell Premion inventory. Premion’s non-political revenue in 2018 was $64.0 million compared to $30.0 million in 2017.

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

In addition to Premion, we are working to accelerate the automation of national spot advertising. In 2017, we teamed with several other broadcasters to create a set of Application Programming Interface’s (API’s) to enable software companies to more easily enter the market and work with the broader ecosystem. In 2019, we will continue to seek additional investment opportunities in this space.

•
Performance Marketing. We are a leading provider of digital marketing services for advertisers. We have continued to evolve our product offerings in 2018, improving profitability by focusing our resources on our largest, most important clients. We have expanded our investments in attribution across linear television and OTT, more effectively demonstrating the value all our advertising products bring to our clients.

•
ATSC 3.0. In 2017, the FCC began the process to issue rules that would give permission to broadcast in the new ATSC 3.0 broadcast transmissions standard, which will allow broadcasters to enhance their existing transmission services with a new standardized system that will allow us to compete directly with Internet IP protocols. This new standard will allow us to support higher 4K high dynamic range resolution, higher frame rate, mobile, second screen experiences, 3D audio, virtual reality, advanced advertising and other exciting enhancements to the viewing experience. The service enables encryption and content protection which will allow broadcasters for the first time to protect their signal and employ paywalls. In 2018, we worked with other broadcasters as part of the Pearl consortium’s ongoing pilot testing of the new standard in Phoenix, Arizona. We expect to continue rolling out ATSC 3.0 pending the completion of the new standard in coordination with upgrades related to our spectrum repack transition.

Capitalize on opportunities to grow inorganically. Our strong balance sheet and cash flow generation enables us to opportunistically grow the business through acquisitions. We believe that we are well-positioned to participate in a changing media landscape, as we have ample headroom under the existing ownership cap regulations (as discussed in “Regulation” section of Item 1) to pursue large vertical consolidations and other opportunities as we have done in the past. We also see future accretive in-market consolidation opportunities within our existing footprint, where we have single Big-4 affiliate stations in large markets.

On February 15, 2018, we acquired, for approximately $328.4 million in cash, assets in San Diego consisting of KFMB-TV (CBS affiliate station on its primary channel and a CW affiliate on multicast channel KFMB-D2) and radio broadcast stations KFMB-AM and KFMB-FM. Through this transaction, we added a strong market to our portfolio. San Diego is the 29th largest U.S. TV market with approximately 1 million households and the 17th largest radio market. KFMB-TV is the long-standing market leader in San Diego.

On January 2, 2019, we acquired, for approximately $108.9 million in cash, stations in Toledo, OH and Midland-Odessa, TX. WTOL, the CBS affiliate in Toledo and KWES, the NBC affiliate in Midland-Odessa are recognized as strong local media brands well-positioned in key markets that further enhance our portfolio of Big 4 affiliates. KWES further deepens our presence in the high-growth state of Texas where we now own 11 stations, covering 87 percent of television households in the state.

As a result of these transactions, we own or operate 49 television stations in 41 markets, covering approximately one-third of U.S. television households. We remain the largest NBC affiliate group, the second largest CBS affiliate group and the largest owner of Big 4 affiliates in the top 25 markets.

Competition

Our company strives to capture as large a viewing audience as possible for each of our broadcast stations, as the number of viewers who watch our stations in each Designated Market Area (DMA) has a direct impact on our ability to maximize both of our major revenue streams: advertising revenue and retransmission consent fees.  We compete for audience share as part of an increasingly varied media landscape.  Our competitors in this space include other local television broadcasters (both network-affiliated and independent), cable networks, video-on-demand programming offered by MVPDs, and online video streaming services such as Netflix, Amazon Prime, and Hulu.

The audience share captured by our broadcast stations positions us to compete against other advertising media for advertising revenues.  We compete for this revenue with other platforms for television advertising media, including other broadcast stations and cable providers.  We also compete against both traditional and new forms of media that offer paid advertising, including radio, newspapers, magazines, direct mail, online video, and social media.  Major competitors in this space include cable providers Comcast and Charter, as well as internet platforms Google, Facebook, and YouTube.

With respect to retransmission consent fees, we compete to capture a share of the total amount MVPDs are willing to pay for the rights to distribute linear TV content to their subscribers.  The larger our audience share, the more appealing our programming is to the MVPDs and the more they will be willing to pay for the right to distribute it.  We compete for this revenue against other broadcast stations and cable networks.

The advertising industry is dynamic and rapidly evolving. Through their websites, our stations compete in the local electronic media space, which includes the Internet or Internet-enabled devices, handheld wireless devices such as mobile phones and tablets, social media platforms, digital spectrum opportunities and OTT video services. In this space, we compete for audience and advertising revenue against other local media companies, Internet advertising giants such as Google and Facebook, as well as the fragmented landscape of digital ad agencies. The technology that enables consumers to receive news and information continues to evolve as does our digital strategy.

Regulation

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

FCC regulations limit the concentration of broadcasting control and regulate network and local programming practices. In November 2017, the FCC adopted an order altering its regulations governing media ownership, generally making these regulations less restrictive. For example, the order eliminated the newspaper/broadcast cross-ownership rule, which generally prohibited an entity from holding an ownership interest in a daily print newspaper and a full-power broadcast station within the same market, and the television/radio cross-ownership rule, which imposed a number of limits on the ability to own television and radio stations in the same market. Under the revised FCC regulations that took effect on February 7, 2018, common ownership of two television stations in the same market is permitted so long as at least one of the commonly owned stations is not among the top four rated stations in the market at the time of acquisition. Applications seeking FCC consent for a party to acquire control of two top four rated television stations in the same market will be considered on a case-by-case basis. Independent of the FCC’s ownership regulations, broadcast transactions separately are subject to compliance with applicable antitrust laws, with significant transactions typically subject to review by the Antitrust Division of the U.S. Department of Justice.

The FCC’s November 2017 ownership order also eliminated a rule making certain joint advertising sales agreements (JSAs) attributable in calculating compliance with the ownership limits. The FCC will continue to require the disclosure of JSAs and shared services agreements (SSAs) in stations’ online public inspection files, though these agreements generally are not deemed to be attributable ownership interests. The FCC defines SSAs broadly to include a wide range of agreements between separately owned stations, including news sharing agreements and other agreements involving “station-related services.” We provide services under a transition services agreement (which is similar to, but more limited than, the typical shared services agreement) and a JSA with a third party that owns a television station in Tucson, where we also own a television station. We also are party to an SSA under which our newly acquired television station in Toledo, WTOL, provides certain services (not including advertising sales) to another Toledo television station owned by a third party. We are not party to any JSAs other than the JSA in Tucson. We are party to several other agreements involving the limited sharing of certain equipment and resources; some of these agreements may qualify as SSAs subject to disclosure.

Various parties - including cable operators and other advocates for more stringent broadcast ownership restrictions - generally opposed the changes adopted in the FCC’s November 2017 order and have challenged the order in court. Those consolidated challenges are pending before the U.S. Court of Appeals for the Third Circuit.

The Communications Act includes a national ownership cap for broadcast television stations that prohibits any one person or entity from having, in the aggregate, market reach of more than 39% of all U.S. television households. FCC regulations permit stations to discount the market reach of stations that broadcast on UHF channels by 50% (the UHF discount). In December 2017, the FCC issued a Notice of Proposed Rulemaking seeking comments on whether it can or should modify or eliminate the national ownership cap and/or the UHF discount. Our 48 television stations (excluding the stations we currently service under services arrangements) reach approximately 28.5% of U.S. television households when the UHF discount is applied and approximately 33.5% without the UHF discount.

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

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations will relinquish any spectrum rights as a result of the auction, and accordingly we will not receive any incentive auction proceeds. The FCC has, however, notified us that 13 of our stations will be repacked to new channels. In general, television stations moving channels may have smaller service areas and/or experience additional interference; however, based on our transition planning to date, we do not expect the repacking to have any material effect on the geographic areas or populations served by our repacked full-power stations’ over-the-air signals. The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well for consumer education efforts. Some of our television translator stations have been or will be displaced as a result of the repacking, and thus are eligible under the additional repacking funds appropriation to seek reimbursement for costs incurred as a result of such displacement (subject to the translator locating an available alternative channel, which is not guaranteed).

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and we expect to complete the repack project by the middle of 2020. To date, we have incurred approximately $17.6 million in capital expenditures for the spectrum repack project (of which $16.3 million was paid during 2018). We have received FCC reimbursements of approximately $7.4 million through December 31, 2018. The reimbursements were recorded as a contra operating expense within our asset impairment and other (gains) charges line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows. In 2019, we expect to incur approximately $17.0 million in capital expenditures for the repack project. Each repacked full power commercial television station, including each of our 13 repacked stations, has been allocated a reimbursement amount equal to approximately 92.5% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Although we expect the FCC to make additional allocations from the fund, it is not guaranteed that the FCC will approve all reimbursement requests necessary to completely reimburse each repacked station for all amounts incurred in connection with the repack.

In November 2017, the FCC adopted an order authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard makes possible a variety of benefits for both broadcasters and viewers, including better sound and picture quality, hyper-localized programming including news and weather, enhanced emergency alerts, improved mobile reception, the use of targeted advertising, and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same 6 megahertz channel. However, ATSC 3.0 is not backwards compatible with existing television equipment. To ensure continued service to all viewers, the FCC’s order authorizing ATSC 3.0 operations requires full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. The content of this simulcast signal must be substantially similar to the programming aired on the ATSC 3.0 channel for a period of at least five years. Transitioning a station to ATSC 3.0 is voluntary under current FCC rules and may require significant expenditures. We expect to continue rolling out the new standard pending the standard’s completion and in coordination with upgrades related to our spectrum repack transition. To the extent we roll ATSC 3.0 service out to our stations, there can be no guarantee that such service would earn sufficient additional revenues to offset the related expenditures.

General Company Information

Our company was founded by Frank E. Gannett and associates in 1906 and was incorporated in 1923. We listed shares publicly for the first time in 1967 and reincorporated in Delaware in 1972. In June 2015, we completed the spin-off of our former publishing businesses, and our company was renamed TEGNA. In addition, in May 2017, we completed the spin-off of our digital automotive business, Cars.com, and in July 2017, we completed the sale of our controlling ownership interest in CareerBuilder, completing our transformation into a pure-play broadcast company. Our headquarters is located at 8350 Broad Street, Suite 2000, Tysons, VA, 22102. Our telephone number is (703) 873-6600 and our website home page is www.tegna.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).

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

Employees

At the end of 2018, we employed 5,336 full-time and part-time people, all of whom were located in the U.S. The following table summarizes our employee headcount at the end of 2018 and 2017.

	2018	2017
Media	5,188	5,108
Corporate	148	175
Total	5,336	5,283

Approximately 11% of our employees in the U.S. are represented by labor unions. They are represented by 25 local bargaining units, most of which are affiliated with one of four international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the broadcasting industry. We do not engage in industry-wide or company-wide bargaining.

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

Our television stations regularly cover environmental and sustainability issues that affect their communities. In 2018, WWL in Louisiana produced a three-part series exploring the infamous "Cancer Alley" along the river parishes of southeast Louisiana. In addition to winning an Emmy, the series resulted in the St. Johns Parish Schools superintendent demanding a reduction in emissions at school facilities. The series also led to the Louisiana Department of Health to reconsider its position that the OSHA standard for chloroprene in the workplace was sufficient for area health impacts. KARE in Minneapolis, Minnesota investigated radon testing in local schools and uncovered that only 53 of 331 school districts reported to have tested classrooms for cancer-causing radon since 2012. As a result, Minnesota’s governor called the situation “disgraceful” and promised action. A new law to mandate testing in schools was recently introduced. WCNC in Charlotte, North Carolina reported on the fact that some Charlotte-Mecklenburg Schools had lead levels higher than 400 parts per billion, when the EPA requires action to be taken if lead amounts exceed 15 parts per billion. These results were hidden from parents and only shared internally. WCNC's series publicized exactly which drinking fountains and faucets at which schools had these high lead levels and questioned the school district about why it wasn’t sharing these results publicly. As a result, the district changed its policies and practices and began to send home test results and put the reports online. WHAS, in Louisville, Kentucky investigated a children’s soccer field that is on a toxic landfill that had been used for parking for special events, causing a potential risk to the kids. As a result of this reporting, the city of Louisville is reconsidering allowing future concerts and events to use the soccer fields for parking.

TEGNA’s efforts to reduce our carbon footprint continues at its corporate headquarters as paper storage is reduced by converting materials to a digital format. The shredding of these paper files is part of a recycling program through a local business. Smaller efforts like recycling copier waste toner cartridges, repurposing office supplies, and the strategic placement of recycling waste containers throughout office space all contribute to a conscientious effort toward responsibly managing our environmental impact. We continue to implement thoughtful strategies like LED studio lighting at WXIA Atlanta, KVUE Austin, “Daily Blast LIVE” in Denver, WFAA Dallas, KTHV Little Rock, KHOU Houston, WHAS Louisville, WMAZ Macon, KARE Minneapolis, KPNX Phoenix, and WUSA Washington, in addition to completions of HVAC upgrades in KVUE Austin, KTVB Boise, WZZM Grand Rapids, WVEC Norfolk, WCSH Portland, KXTV Sacramento, KFMB San Diego, and WTSP Tampa.

The TEGNA Foundation supports nonprofit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. Community Grants are identified locally by TEGNA stations and include support for community sustainability efforts. In 2018, KFMB supported Kids’ Ocean Day, an environmental education program serving students from Title 1 schools by providing a series of classroom presentations on ocean conservation, culminating in a local beach cleanup. KXTV in Sacramento supported the Soil Born Farm Urban Agriculture Project, providing hands-on education in farming, nutrition and the environment.

Several initiatives have been undertaken this year to enhance the physical security at local TEGNA stations. This includes fence and building access improvements at WXIA Atlanta, improved access control and fencing at WTLV Jacksonville, and general building and safety and security updates at WTSP Tampa, KSDK St. Louis, WHAS Louisville, WBIR Knoxville, WFAA Dallas, and KBMT Beaumont.

MARKETS WE SERVE

TELEVISION STATIONS AND AFFILIATED DIGITAL PLATFORM

State/District of Columbia	City	Station/web site	Channel/Network	Affiliation Agreement Expires in	Market TV Households (1)	Founded
Arizona	Flagstaff	KNAZ-TV: 12news.com	Ch. 2/NBC	2021	1,864,420	1970
	Phoenix	KPNX-TV: 12news.com	Ch. 12/NBC	2021	1,864,420	1953
	Tucson	KMSB-TV: tucsonnewsnow.com	Ch. 11/FOX	2019	392,920	1967
		KTTU-TV (2): tucsonnewsnow.com	Ch. 18/MNTV	2020	392,920	1984
Arkansas	Little Rock	KTHV-TV: thv11.com	Ch. 11/CBS	2019	527,090	1955
California	Sacramento	KXTV-TV: abc10.com	Ch. 10/ABC	2023	1,357,690	1955
	San Diego	KFMB-TV (3): cbs8.com	Ch. 8/CBS	2020	987,760	1949
Colorado	Denver	KTVD-TV: my20denver.com	Ch. 20/MNTV	2020	1,585,270	1988
		KUSA-TV: 9news.com	Ch. 9/NBC	2021	1,585,270	1952
District of Columbia	Washington	WUSA-TV: wusa9.com	Ch. 9/CBS	2019	2,482,480	1949
Florida	Jacksonville	WJXX-TV: firstcoastnews.com	Ch. 25/ABC	2023	681,330	1989
		WTLV-TV: firstcoastnews.com	Ch. 12/NBC	2021	681,330	1957
	Tampa-St. Petersburg	WTSP-TV: wtsp.com	Ch. 10/CBS	2019	1,875,420	1965
Georgia	Atlanta	WATL-TV: myatltv.com	Ch. 36/MNTV	2020	2,341,390	1954
		WXIA-TV: 11alive.com	Ch. 11/NBC	2021	2,341,390	1948
	Macon	WMAZ-TV: 13wmaz.com	Ch. 13/CBS	2019	224,180	1953
Idaho	Boise	KTVB-TV (4): ktvb.com	Ch. 7/NBC	2021	273,500	1953
Kentucky	Louisville	WHAS-TV: whas11.com	Ch. 11/ABC	2023	647,190	1950
Louisiana	New Orleans	WWL-TV: wwltv.com	Ch. 4/CBS	2019	624,020	1957
		WUPL-TV (5): wupltv.com	Ch. 54/MNTV	2020	624,020	1955
Maine	Bangor	WLBZ-TV: wlbz2.com	Ch. 2/NBC	2021	124,190	1954
	Portland	WCSH-TV: wcsh6.com	Ch. 6/NBC	2021	339,980	1953
Michigan	Grand Rapids	WZZM-TV: wzzm13.com	Ch. 13/ABC	2023	639,410	1962
Minnesota	Minneapolis-St. Paul	KARE-TV: kare11.com	Ch. 11/NBC	2021	1,713,310	1953
Missouri	St. Louis	KSDK-TV: ksdk.com	Ch. 5/NBC	2021	1,164,400	1947
New York	Buffalo	WGRZ-TV: wgrz.com	Ch. 2/NBC	2021	586,930	1954
North Carolina	Charlotte	WCNC-TV: wcnc.com	Ch. 36/NBC	2021	1,129,900	1967
	Greensboro	WFMY-TV: wfmynews2.com	Ch. 2/CBS	2019	675,130	1949
Ohio	Cleveland	WKYC-TV: wkyc.com	Ch. 3/NBC	2021	1,399,470	1948
	Toledo	WTOL-TV: wtol.com	Ch. 11/CBS	2020	401,510	1958
Oregon	Portland	KGW-TV (6): kgw.com	Ch. 8/NBC	2021	1,141,770	1956
South Carolina	Columbia	WLTX-TV: wltx.com	Ch. 19/CBS	2019	389,590	1953
Tennessee	Knoxville	WBIR-TV: wbir.com	Ch. 10/NBC	2021	512,160	1956
Texas	Abilene-Sweetwater	KXVA-TV: myfoxzone.com	Ch. 15/FOX	2019	104,440	2001
	Austin	KVUE-TV: kvue.com	Ch. 24/ABC	2023	751,650	1971
	Beaumont-Port Arthur	KBMT-TV: (7) 12newsnow.com	Ch. 12/ABC	2023	152,710	1961
	Corpus Christi	KIII-TV: kiiitv.com	Ch. 3/ABC	2023	193,070	1964
	Dallas/Ft. Worth	WFAA-TV: wfaa.com	Ch. 8/ABC	2023	2,622,070	1949
	Houston	KHOU-TV: khou.com	Ch. 11/CBS	2019	2,423,360	1953
	Midland-Odessa	KWES-TV: newswest9.com	Ch. 9/NBC	2021	150,430	1958
	San Angelo	KIDY-TV: myfoxzone.com	Ch. 6/FOX	2019	52,790	1984
	San Antonio	KENS-TV: kens5.com	Ch. 5/CBS	2019	923,990	1950
	Tyler-Longview	KYTX-TV: cbs19.tv	Ch. 19/CBS	2019	232,180	2008
	Waco-Temple-College Station	KCEN-TV: (8) kcentv.com	Ch. 9/NBC	2021	322,820	1953
Virginia	Hampton/Norfolk	WVEC-TV: 13newsnow.com	Ch. 13/ABC	2023	678,210	1953
Washington	Seattle/Tacoma	KING-TV: king5.com	Ch. 5/NBC	2021	1,854,810	1948
		KONG-TV: king5.com	Ch. 16/IND	N/A	1,854,810	1997
	Spokane	KREM-TV: krem.com	Ch. 2/CBS	2019	382,690	1954
		KSKN-TV: spokanescw22.com	Ch. 22/CW	2021	382,690	1983

(1) Market TV households is number of television households in each market, according to 2018-2019 Nielsen figures.
(2) We service this station under service arrangements.
(3) KFMB also operates a sub-channel (CW channel), which is not counted, and two radio stations, KFMB-AM (760), and KFMB-FM (100.7).
(4) We also own KTFT-LD (NBC), a low power television station in Twin Falls, ID.
(5) We also own WBXN-CA, a Class A television station in New Orleans, LA.
(6) We also own KGWZ-LD, a low power television station in Portland, OR.
(7) We also own KBMT-LD and KJAC (D1) in Beaumont, TX.
(8) We also own KAGS-LP in Waco-Temple-Bryan, TX.

In addition to the above television station properties, we also have the following digital operations which support our television stations:
Premion: www.premionmedia.com Headquarters: New York, NY
TEGNA Marketing Solutions: www.TEGNAmarketingsolutions.com

INVESTMENTS We have non-controlling ownership interests in the following companies:
4Info: www.4info.com
Captivate: www.captivate.com
CareerBuilder: www.careerbuilder.com
Hudson MX: www.hudsonmx.com
Independent Media: www.independentmediainc.com
Justice Network: www.justicenetworktv.com
Kin Community: www.kincommunity.com
MadHive: www.madhive.com
Pearl: www.pearltv.com
Quest: www.questtv.com
SIGNA Venture Partners: www.signaventurepartners.com
ViewLift: www.viewlift.com
Topix: www.topix.com
Tubi TV: www.tubitv.com
Video Call Center: www.thevideocallcenter.com
Vizbee: www.vizbee.tv
Whistle Sports: www.whistlesports.com

TEGNA ON THE NET: News and information about us is available on our web site, www.TEGNA.com. In addition to news and other information about us, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission (SEC). Certifications by our Chief Executive Officer and Chief Financial Officer are included as exhibits to our SEC reports (including to this Form 10-K). We also provide access on this web site to our Principles of Corporate Governance, the charters of our Audit, Leadership Development and Compensation, Nominating and Governance, and Public Policy and Regulation Committees and other important governance documents and policies, including our Ethics and Inside Trading Policies. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at the headquarters address. We will disclose on this web site changes to, or waivers of, our corporate ethics policy.

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

Competition from alternative forms of media may impair our ability to grow or maintain revenue levels in traditional and new businesses

Advertising and marketing services produces the majority of our revenues, with our stations’ affiliated desktop, mobile and tablet advertising revenues, as well as our OTT product offerings being important components. Technology, particularly new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through so-called “cutting the cord” and other consumption strategies. These innovations may affect our ability to generate television audience, which may make our television stations less attractive to both household audiences and advertisers. This competition may make it difficult for us to grow or maintain our advertising or subscription revenues.

We are impacted by advertising revenues, which, in turn, depend on a number of factors, some of which are cyclical and many of which are beyond our control

In 2018, 61% of our revenues were derived from television spot and digital advertising. Demand for advertising is highly dependent upon the strength of the U.S. economy, both in the markets our stations serve and in the nation as a whole. During an economic downturn, demand for advertising may decrease. Our advertising revenues can also vary substantially from year to year, driven by the political election cycle (e.g., even years); the ability and willingness of candidates and political action committees to raise and spend funds on television and digital advertising; and the competitive nature of the elections impacting viewers within our stations’ markets. Advertising revenues will also vary based on the coverage of major sporting events (e.g., Olympics and Super Bowl) due to our high concentration of NBC stations.

In addition, shifting viewer preferences, whether resulting from changing demand for the programming on our stations or increasing demand for content generated for consumption through other forms of media such as Netflix, Amazon Prime, HBO Go, or Disney+, could cause our advertising revenues to decline as a result of changes to the ratings of our programming, which may materially negatively affect our business and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect our technology and confidential information may not be successful and our business could be negatively affected

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. As such, we are exposed to various cybersecurity threats, including but not limited to, threats to our information technology infrastructure, and unauthorized attempts to gain access to our confidential information, including third parties which receive our confidential information for business purposes. We take measures to minimize the risk of a cyber attack including utilization of multi-factor authentication, deployment of firewalls, virtual private networks for mobile connections and conducting regular training of our employees related to protecting sensitive information and recognizing “phishing” attacks. These measures, however, may not be sufficient in preventing or the timely detection of breaches or cyber-attacks due to the evolving nature and ever-increasing abilities of cyber-attacks. Depending on the severity of the breach or cyber-attack, such events could result in business interruptions, disclosure of nonpublic information, loss of sales and customers, misstated financial data, liabilities for stolen assets or information, diversion of our management’s attention, transaction errors, processing inefficiencies, increased cybersecurity protection costs, litigation, and financial consequences, any or all of which could adversely affect our business operations and reputation. We maintain cyber risk insurance, but this insurance may be insufficient to cover all of our losses from any future breaches of our systems.

As has historically been the case in the broadcast sector, loss of, or changes in, affiliation agreements or retransmission consent agreements could adversely affect operating results for our stations

Most of our stations are covered by our network affiliation agreements with the major broadcast television networks (ABC, CBS, NBC, and Fox). These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for other consideration such as commercial announcement time during the programming. The cost of network affiliation agreements represents a significant portion of our television operating expenses.

Each of our affiliation agreements has a stated expiration date. With respect to the major broadcast networks, our earliest expirations occur in the following years: NBC-2021, CBS-2019, ABC-2023, Fox-2019. If renewed, our network affiliation agreements may be renewed on terms that are less favorable to us. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues.

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

Our retransmission consent agreements with major cable, satellite and telecommunications service providers permit them to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us (which we classify as subscription revenues). This source of revenue represented approximately 38% of our 2018 total revenues, and we expect subscription revenues to increase in 2019 and moving forward. During 2019, retransmission consent agreements covering approximately 50% of our subscribers expire. If we are unable to negotiate and renew these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our ability to increase our subscription revenues, negatively impacting our business, financial condition, and results of operations.

We operate our business in a single broadcast segment, which increases our exposure to the changes and highly competitive environment of the broadcast industry.

We operate as a single business segment which has more broadcast sector concentration. Broadcast companies operate in a highly competitive environment and compete for audiences, advertising and marketing services revenue and quality programing. Lower audience share, declines in advertising and marketing services spending, and increased programming costs would adversely affect our business, financial condition and results of operations.

In addition, the FCC and Congress are contemplating several new laws and changes to existing media ownership and other broadcast-related regulations, regarding a wide range of matters (including permitting companies to own more stations in a single market, as well as owning more stations nationwide). Changes to FCC rules may lead to additional opportunities as well as increased uncertainty in the industry. We cannot be assured that we will be able to compete successfully in the future against existing, new or potential competitors, or that competition and consolidation in the media marketplace will not have a material adverse effect on our business, financial condition or results of operations.

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

There could be significant liability if the spin-off of either the publishing businesses or Cars.com were determined to be a taxable transaction

In June 2015, we spun off our former publishing businesses, Gannett Co. Inc. (Gannett) and in May 2017 we completed our spin-off of Cars.com, collectively “the spin-offs”. In connection with each of the spin-offs, we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code were satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and the spun-off businesses regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, TEGNA and its stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

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

Volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates and terms as it matures

At December 31, 2018, we had approximately $2.96 billion in debt and approximately $1.44 billion of undrawn additional borrowing capacity under our revolving credit facility that expires in 2023. This debt matures at various times during the years 2019-2027. While our cash flow is expected to be sufficient to pay amounts when due, if our operating results deteriorate significantly, we may not be able to pay amounts when due and a portion of these maturities may need to be refinanced. Access to the capital markets for longer-term financing is generally unpredictable and volatile credit markets could make it harder for us to obtain debt financings.

The value of our existing intangible assets may become impaired, depending upon future operating results

Goodwill and other intangible assets were approximately $4.12 billion at December 31, 2018, representing approximately 78% of our total assets. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstance that indicate all or a portion of their carrying values may no longer be recoverable in which case a non-cash charge to earnings may be necessary. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity, although such charges would not affect our cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our broadcast facilities are adequately equipped with the necessary television digital broadcasting equipment. We own or lease 55 transmitter facilities. All of our stations have converted to digital television operations in accordance with applicable FCC regulations. Our broadcasting facilities are adequate for present purposes. A listing of television station locations can be found on page 10.

Our digital businesses that support our broadcast operations lease their facilities. This includes facilities for executive offices, sales offices and data centers. Our facilities are adequate for present operations. We believe that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. A listing of our digital businesses locations can be found on page 11.

In October 2015, we sold our corporate headquarters in McLean, VA for a purchase price of $270.0 million. After the sale, we leased a portion of the facility pursuant to a lease which ran through January 2019. In January 2019, we moved to our new corporate headquarters facility in Tysons, VA. Our new corporate headquarters lease expires in April 2031.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 13 of the Notes to consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our approximately 215.8 million outstanding shares of common stock are held by 5,940 shareholders of record as of January 31, 2019. Our shares are traded on the New York Stock Exchange (NYSE) with the symbol TGNA.

Purchases of Equity Securities

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million over the next three years. Under our current share repurchase program, we spent $5.8 million in 2018 to repurchase 0.5 million of our shares, at an average price per share of $10.71. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. No shares were repurchased during the fourth quarter of 2018. As of December 31, 2018, approximately $279.1 million remained under this authorization.

Comparison of shareholder return – 2014 to 2018

The following graph compares the performance of our common stock during the period December 29, 2013, to December 31, 2018, with the S&P 500 Index, and a peer group index we selected.

Our peer group includes CBS Corp., Discovery Communications Inc., E.W. Scripps Company, Graham Holdings Co., Gray Television Inc., Meredith Corp., Nexstar Media Group Inc., Scripps Networks Interactive (through March 6, 2018 when it was acquired by Discovery Communications), Sinclair Broadcast Group Inc., Tribune Media Company and Twenty-First Century Fox, Inc. (collectively, the “Peer Group”).

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of each peer group index also are weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index and the Peer Group index at closing on December 31, 2013. It assumes that dividends were reinvested monthly with respect to our common stock (including, as it relates to the Gannett spin-off, the aggregate value of the former publishing businesses as distributed to our shareholders, and, as it relates to the Cars.com spin-off, the aggregate value of the former digital automotive marketplace business as distributed to our shareholders), daily with respect to the S&P 500 Index and monthly with respect to each Peer Group company.

		INDEXED RETURNS
		Years Ending
	2013	2014	2015	2016	2017	2018
TEGNA Inc.	100	$110.85	$119.89	$96.26	$111.2	$86.24
S&P 500 Index	100	$113.69	$115.26	$129.05	$157.22	$150.33
Peer Group	100	$98.01	$75.58	$85.45	$96.02	$112.74

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2014 through 2018 is contained under the heading “Selected Financial Data” on page 70 and is derived from our audited financial statements for those years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are an innovative media company that serves the greater good of our communities. Our business includes 49 television stations operating in 41 markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms. Beyond integrated broadcast advertising products and services, we deliver results for advertisers through extensive solutions including our Over the Top (OTT) local advertising network, Premion; and our digital marketing services (DMS) business, a one-stop shop for local businesses to connect with consumers through digital marketing.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. Our digital marketing services (DMS) business is now reported within our Media business. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified substantially all of its historical financial results as discontinued operations for all periods presented. We now operate one operating and reportable segment “Media.”

Our operating results are subject to seasonal fluctuations. Generally, the second and fourth quarters operating results are stronger than the first and third quarter. This is driven by the second quarter usually reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our operating results are subject to significant fluctuations from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections.  Additionally, every four years, we typically experience even further increases in political advertising in connection with the presidential election.

Consolidated Results from Operations

A consolidated summary of our results is presented below (in thousands).

	2018	Change	2017	Change	2016
Revenues:
Media	$2,207,282	16%	$1,903,026	(5%)	$1,994,120
Digital	—	****	—	****	9,968
Total	2,207,282	16%	1,903,026	(5%)	2,004,088
Operating expenses:
Cost of revenues, exclusive of depreciation	1,065,933	14%	933,718	17%	795,454
Business units - Selling, general and administrative expenses, exclusive of depreciation	315,320	10%	287,396	(13%)	331,028
Corporate - General and administrative expenses, exclusive of depreciation	52,467	(5%)	54,943	(6%)	58,692
Depreciation	55,949	2%	55,068	(1%)	55,369
Amortization of intangible assets	30,838	43%	21,570	(7%)	23,263
Asset impairment and other (gains) charges	(11,701)	****	4,429	(86%)	32,130
Total	1,508,806	11%	1,357,124	5%	1,295,936
Operating income	698,476	28%	545,902	(23%)	708,152
Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	13,792	33%	10,402	****	(3,414)
Interest expense	(192,065)	(9%)	(210,284)	(9%)	(231,995)
Other non-operating expenses, net	(11,496)	(67%)	(35,304)	51%	(23,452)
Total	(189,769)	(19%)	(235,186)	(9%)	(258,861)
Income before income taxes	508,707	64%	310,716	(31%)	449,291
Provision (benefit) for income taxes	107,367	****	(137,246)	****	140,171
Income from continuing operations	401,340	(10%)	447,962	45%	309,120
Earnings from continuing operations per share - basic	1.86	(11%)	2.08	45%	1.43
Earnings from continuing operations per share - diluted	$1.85	(10%)	$2.06	46%	$1.41
**** Not meaningful

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

	2018	Change	2017	Change	2016
Advertising & Marketing Services	$1,106,754	(3%)	$1,139,642	(8%)	$1,237,735
Subscription	840,838	17%	718,750	24%	581,733
Political	233,613	****	23,258	(85%)	154,808
Other	26,077	22%	21,376	8%	19,844
Former Digital Business	—	****	—	(100%)	9,968
Total revenues	$2,207,282	16%	$1,903,026	(5%)	$2,004,088
**** Not meaningful

Revenue increased $304.3 million, or 16%, in 2018 as compared to 2017. This net increase was primarily due to an increase in 2018 political revenue of $210.4 million, driven by the mid-term elections cycle. Also contributing to the net increase was subscription revenue which increased $122.1 million, or 17%, primarily due to annual rate increases under existing retransmission agreements and increases from OTT streaming service providers. These increases were partially offset by a decrease in AMS revenue of $32.9 million, or 3%, in 2018. Increases in AMS from Winter Olympic and Super Bowl advertising, the KFMB station acquisition, and digital advertising (primarily Premion) were offset by declines in digital marketing services (DMS) revenue (primarily due to conclusion of a transition service agreement with Gannett in June 2017) and a softening of demand and the impact of election year political displacement of traditional television advertising.

Revenue decreased $101.1 million, or 5%, in 2017 as compared to 2016. This net decrease was primarily driven by lower political revenue of $131.6 million, due to an expected decrease from 2016 politically related advertising spending. In addition, the decrease reflected a decline in AMS revenue of $98.1 million, or 8%, in 2017. This decline was primarily due to the absence of Olympic revenue in 2017 as compared to $57.3 million in 2016 and lower DMS revenue due to the conclusion of a transition services agreement with Gannett. Partially offsetting the overall AMS decline was an increase in digital revenue, including Premion revenue. Partially offsetting the overall decrease was an increase in subscription revenue of $137.0 million, or 24%, due to the renewal of certain retransmission agreements as well as annual rate increases under other existing retransmission agreements.

Costs of revenues, exclusive of depreciation

Cost of revenue increased $132.2 million, or 14%, in 2018 as compared to 2017. The increase was primarily due to a $63.3 million increase in programming costs (due to the growth in subscription revenues), a $43.5 million increase in digital expenses (primarily due to OTT inventory costs and investments made in the Premion business), and a $13.3 million increase from our KFMB station acquisition, production of original content (Daily Blast LIVE!, local news, and Sister Circle), and variable editorial costs tied to increased revenues (event coverage costs of Olympics and Super Bowl). These increases were partially offset by a decline in DMS costs of $9.3 million due to the conclusion of the transition services agreement with Gannett.

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

Business units - Selling, general and administrative expenses, exclusive of depreciation

Business unit selling, general, and administrative expenses increased $27.9 million, or 10%, in 2018 as compared to 2017. The increase was primarily driven by a $10.8 million increase due to higher selling costs related to incremental revenue from the mid-term elections, Olympics and Super Bowl. The remaining net $17.1 million increase was primarily due to the acquisition of KFMB and higher legal costs associated with the ongoing Department of Justice investigation - see Note 13 to the consolidated financial statements for further information.

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

Corporate - General and administrative expenses, exclusive of depreciation

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

Corporate general and administrative expenses decreased $2.5 million, or 5%, in 2018 as compared to 2017. The decrease was primarily due to lower corporate expenses associated with operational efficiencies associated with right-sizing and stream-lining of the corporate function following the spin-off of Cars.com and the sale of our majority interest in CareerBuilder in 2017. These reductions were partially offset by $5.5 million in severance expense incurred in the third quarter of 2018 due to a reduction in force.

Corporate general and administrative expenses decreased $3.7 million, or 6%, in 2017 as compared to 2016. The decrease was primarily due to a reduction in severance expenses of $0.9 million incurred in 2017. The remaining difference is attributable to the right-sizing and stream-lining of the corporate function in connection with the strategic actions impacting our former Digital Segment.

Depreciation expense

Depreciation expense increased $0.9 million, or 2%, in 2018 as compared to 2017. The increase was due primarily to the assets acquired in the KFMB acquisition, partially offset by assets becoming fully depreciated.

Depreciation expense decreased $0.3 million, or 1%, in 2017 as compared to 2016. The decrease was primarily due to declines in the purchase of property and equipment, partially offset by additional depreciation related to a change in useful lives of certain broadcasting assets, including accelerated depreciation expense of $1.5 million in connection with the FCC channel repack process.

Amortization of intangible assets

Intangible asset amortization expense increased $9.3 million, or 43%, in 2018 as compared to 2017. The increase was primarily due to incremental amortization expense resulting from our acquisition of KFMB.

Intangible asset amortization expense decreased $1.7 million, or 7%, in 2017 as compared to 2016. The decrease was a result of certain intangible assets associated with previous acquisitions reaching the end of their useful lives.

Asset impairment and other (gains) charges

We had other net gains of $11.7 million in 2018 compared to charges of $4.4 million in 2017. The 2018 net gains primarily consist of $7.4 million of reimbursements received from the Federal Communications Commission related to the spectrum repack initiative. Also contributing was a $6.0 million gain recognized on the sale of real estate in Houston. The 2017 charges primarily consisted of $0.9 million in net expenses related to Hurricane Harvey (expenses of $26.9 million, net of insurance proceeds of $26.0 million), $1.4 million related to the consolidation of office space at our DMS business unit and corporate headquarters, and $2.2 million of non-cash impairment charges incurred by our broadcast station related to a building sale.

Asset impairment charges declined $27.7 million from charges of $32.1 million in 2016 to charges of $4.4 million in 2017. The 2017 charges primarily due to the factors discussed in the paragraph above. The 2016 charges were comprised of a goodwill impairment charge of $15.2 million (for our former Cofactor business), a $6.3 million impairment related to an internally produced programming asset, a $4.7 million impairment charge related to a long-lived-asset, and a $4.6 million lease related charge (for our former Cofactor business).

Operating income

Operating income increased $152.6 million, or 28%, in 2018 as compared to 2017. The increase was driven by the changes in revenue and operating expenses described above. Our operating margins were 31.6% in 2018 compared to 28.7% in 2017, primarily driven by increases in political and subscription revenue in 2018.

Operating income decreased $162.3 million, or 23%, in 2017 as compared to 2016, primarily driven by the changes in revenue and operating expenses discussed above. Our operating margins were lower at 28.7% in 2017, compared to 35.3% in 2016, primarily driven by the increase in programming expenses and absence of $131.6 million of political revenue compared to 2016.

Programming and payroll expense trends

Programming and payroll expenses are the two largest elements of our operating expenses, and are summarized below, expressed as a percentage of total operating expenses. Programming expenses as a percentage of total operating expenses have increased due to an increase in reverse compensation payments to our network affiliation partners associated with higher subscription revenues. Payroll expenses have increased during 2018 primarily due to the acquisition of KFMB, but as a percentage of total operating expenses have decreased in 2018 primarily due to increases in programming expenses, which now make up a larger percentage of operating costs.

	Percentage of total operating expenses
Expense Category	2018	2017	2016
Programming expenses	33.3%	32.4%	20.4%
Payroll expenses	29.8%	31.3%	34.6%

Non-operating income and expense

Equity income (loss): This income statement category reflects earnings or losses from our equity method investments. Equity income increased $3.4 million, or 33%, from $10.4 million in 2017 to $13.8 million in 2018. The 2018 income was primarily due to $14.2 million of equity earnings from our CareerBuilder investment, resulting from a one-time $17.9 million gain recorded in connection with our share of the gain on sale of its subsidiary, Economic Modeling, LLC (EMSI). The 2017 income was primarily due to a $17.5 million gain we recorded as a result of the sale of our Livestream investment. This income was partially offset by a $2.6 million impairment of an equity method investment.

Equity income (loss) fluctuated $13.8 million, from a loss of $3.4 million in 2016 to an income of $10.4 million in 2017. The fluctuation was primarily due to the $17.5 million gain we recorded as a result of the sale of our Livestream investment, partially offset by the $2.6 million impairment of an equity method investment recorded in 2017.

Interest expense: Interest expense decreased $18.2 million, or 9%, in 2018 as compared to 2017, primarily due to lower average outstanding total debt balance, partially offset by higher interest rates. The total average outstanding debt was $3.09 billion in 2018 compared to $3.59 billion in 2017. The decline in outstanding debt was partially offset by an increase in the weighted average interest rate on total outstanding debt which was 5.90% in 2018, compared to 5.57% in 2017.

Interest expense decreased $21.7 million, or 9%, in 2017 as compared to 2016, primarily due to lower average outstanding total debt balance, due to the $609.9 million mid-year paydown of our revolving credit facility and the accelerated repayment of $280.0 million of principal on unsecured notes due in October 2019. The total average outstanding debt was $3.59 billion in 2017 compared to $4.25 billion in 2016. The decline in outstanding debt was partially offset by an increase in the weighted average interest rate on total outstanding debt which was 5.57% in 2017, compared to 5.29% in 2016.

A further discussion of our borrowing and related interest cost is presented in the “Liquidity and capital resources” section of this report beginning on page 25 and in Note 6 to the consolidated financial statements.

Other non-operating expenses: Other non-operating expenses decreased $23.8 million, or 67%, from $35.3 million in 2017 to $11.5 million in 2018. The decrease is driven by lower business acquisition/disposition related transaction costs of $5.7 million and lower pension expense of $4.3 million (see Note 7 to the consolidated financial statements). In addition, in 2017 we incurred the following expenses that did not repeat in 2018; $6.6 million of costs incurred in connection with the early extinguishment of debt, a $5.8 million loss associated with the write-off of a note receivable from one of our former equity method investments, and a $3.9 million impairment of our stock investment in Gannett.

Other non-operating expenses increased $11.8 million from $23.5 million in 2016 to $35.3 million in 2017. The 2017 non-operating expenses primarily consisted of the components described above. The 2016 non-operating expenses primarily consisted of $21.0 million in costs associated with the spin-off of our Cars.com business unit.

Provision (benefit) for income taxes

We reported pre-tax income from continuing operations attributable to TEGNA of $508.7 million for 2018. The effective tax rate on pre-tax income was 21.1%. The 2018 effective tax rate reflects the 21.0% U.S. federal statutory that was effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (Tax Act) enacted in December 2017. The tax expense for state taxes was partially offset by a tax benefit from finalizing provisional amounts recorded in 2017 from the Tax Act.  The 2018 effective tax rate increased compared to 2017 primarily due to the one-time deferred benefit recorded in 2017 in conjunction with the Tax Act.

We reported pre-tax income from continuing operations attributable to TEGNA of $310.7 million for 2017. The effective tax rate on pre-tax income was -44.2% including a 71.2% or $221.1 million one-time deferred tax benefit recorded in conjunction with the Tax Act. We reported pre-tax income from continuing operations attributable to TEGNA of $449.3 million for 2016. The effective tax rate on pre-tax income was 31.2%. The 2017 effective tax rate decreased as compared to 2016 primarily due to the recognition of the one-time deferred tax benefit recorded in conjunction with the Tax Act.

Further information concerning income tax matters is contained in Note 5 of the consolidated financial statements.

Net income from continuing operations

Net income from continuing operations and related per share amounts are presented in the table below (in thousands, except per share amounts).

	2018	Change	2017	Change	2016
Net income from continuing operations	$401,340	(10%)	$447,962	45%	$309,120
Per basic share	1.86	(11%)	2.08	45%	1.43
Per diluted share	$1.85	(10%)	$2.06	46%	$1.41

We reported net income from continuing operations of $401.3 million or $1.85 per diluted share for 2018 compared to $448.0 million or $2.06 per diluted share for 2017. Our 2017 earnings per share was benefited by approximately $1.02 as a result of one-time deferred tax benefit recorded in connection with the Tax Act (as discussed above).

Earnings per share also benefited from net decreases in diluted shares of approximately 0.9 million and 2.2 million in 2018 and 2017, respectively. The decreases in both years were due to share repurchases, which were partially offset by share issuances under our stock-based award programs.

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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating business unit and consolidated company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, Adjusted revenues and free cash flow to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-K non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of severance expense, charges related to asset impairment and other (gains) charges, net gain on sale of equity method investments, gains/losses related to business disposals, costs associated with debt repayment, TEGNA Foundation donations, certain non-operating expenses (business acquisition, pension payment timing related charges, and transaction costs), and costs associated with the Cars.com spin-off transaction. In addition, we have income tax special items associated with tax impacts associated with the acquisition of KFMB; and deferred tax benefit adjustments related to adjusting provisional tax impacts of the Tax Act and a partial capital loss valuation allowance release, both resulting from completion of our 2017 federal income tax return in the third quarter.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of its businesses. We define Adjusted EBITDA as net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating expenses (income), (5) severance expense, (6) asset impairment and other (gains) charges, (7) impairment charges, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income from continuing operations. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also consider adjusted revenues to be an important non-GAAP financial measure. Our adjusted revenue is calculated by taking total company revenues on a GAAP basis and adjusting it to exclude (1) estimated incremental Olympic and Super Bowl revenue, (2) political revenues, and (3) revenues associated with a discontinued portion of our DMS business. These adjustments are made to our reported revenue on a GAAP basis in order to evaluate and assess our core operations on a comparable basis, and it represents the ongoing operations of our media business.

We also discuss free cash flow, a non-GAAP liquidity measure. Free cash flow is defined as “net cash flow from operating activities” as reported on the statement of cash flows reduced by “purchase of property and equipment” and increased by “reimbursement from spectrum repacking”. We believe that free cash flow is a useful measure for management and investors to evaluate the level of cash generated by operations and the ability of its operations to fund investments in new and existing businesses, return cash to shareholders under the company’s capital program, repay indebtedness, add to our cash balance, or use in other discretionary activities. We use free cash flow to monitor cash available for repayment of indebtedness and in discussions with the investment community. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of special charges and credits affecting reported results: Our results for the year ended December 31, 2018, included the following items we consider “special items” and are not indicative of our normal ongoing operations:

•
Operating asset impairment and other net gains primarily consists of a gain recognized on the sale of real estate in Houston and gains due to reimbursements from the FCC for required spectrum repacking. These gains are partially offset by an early lease termination payment;

•	Severance charges which included payroll and related benefit costs due to restructuring at our DMS business and at our corporate headquarters;

•	Other non-operating items associated with business acquisition and integration costs, a charitable donation made to the TEGNA Foundation, and an impairment of a debt investment;

•	Pension payment timing related charges related to the acceleration of previously deferred pension costs as a result of lump sum SERP payments made to certain former executives;

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of its EMSI business;

•	Tax provision impacts related to our acquisition of KFMB; and

•
Deferred tax benefits related to adjusting the provisional tax impacts of the Tax Act and a partial capital loss valuation allowance release, both resulting from the completion of our 2017 federal income tax return in the third quarter of 2018.

Results for the year ended December 31, 2017, included the following special items:

•	Severance charges which included payroll and related benefit costs;

•	Operating asset impairment related to damage caused by Hurricane Harvey and the consolidation of office space at our DMS business unit and corporate headquarters;

•	Gain on sale and an impairment of equity method investments;

•
Other non-operating expenses associated with costs of the spin-off of our Cars.com business unit, charitable donations made to the TEGNA Foundation, non-cash asset impairment charges associated with write off of a note receivable from an equity method investment; costs incurred in connection with the early extinguishment of debt; and

•
Special deferred tax benefits related to the Tax Act, deferred tax remeasurement attributable to the spin-off of our Cars.com business unit and a deferred tax adjustment related to a previously-disposed business.

Below are reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income (in thousands, except per share amounts):

		Special Items
Year Ended Dec. 31, 2018	GAAP measure	Severance expense	Operating asset gains, net of impairments/charges	Pension payment timing related charges	Net gain on equity method investment	Other non-operating items	Special tax benefit	Non-GAAP measure
Corporate - General and administrative expenses, exclusive of depreciation	$52,467	$(5,481)	$—	$—	$—	$—	$—	$46,986
Operating expenses	1,508,806	(7,287)	11,701	—	—	—	—	1,513,220
Operating income	698,476	7,287	(11,701)	—	—	—	—	694,062
Equity income in unconsolidated investments, net	13,792	—	—	—	(17,883)	—	—	(4,091)
Other non-operating (expenses) income	(11,496)	—	—	7,498	—	19,406	—	15,408
Total non-operating expenses	(189,769)	—	—	7,498	(17,883)	19,406	—	(180,748)
Income before income taxes	508,707	7,287	(11,701)	7,498	(17,883)	19,406	—	513,314
Provision for income taxes	107,367	1,714	(1,379)	1,909	(4,498)	4,981	7,007	117,101
Net income from continuing operations	401,340	5,573	(10,322)	5,589	(13,385)	14,425	(7,007)	396,213
Net income from continuing operations per share - diluted (a)	$1.85	$0.03	$(0.05)	$0.03	$(0.06)	$0.07	$(0.03)	$1.83
(a) - Per share amounts do not sum due to rounding.

		Special Items
Year Ended Dec. 31, 2017	GAAP measure	Severance expense	Operating asset impairments, net of gains	Net gain on equity method investment	Other non-operating items	Tax reform and other special tax benefits	Non-GAAP measure
Corporate - General and administrative expenses, exclusive of depreciation	$54,943	$(1,909)	$—	$—	$—	$—	$53,034
Operating expenses	1,357,124	(4,466)	(4,429)	—	—	—	1,348,229
Operating income	545,902	4,466	4,429	—	—	—	554,797
Equity income (loss) in unconsolidated investments, net	10,402	—	—	(14,877)	—	—	(4,475)
Other non-operating (expenses) income	(35,304)	—	—	—	40,454	—	5,150
Total non-operating expenses	(235,186)	—	—	(14,877)	40,454	—	(209,609)
Income before income taxes	310,716	4,466	4,429	(14,877)	40,454	—	345,188
(Benefit) provision for income taxes	(137,246)	1,719	1,649	720	9,827	233,174	109,843
Net income from continuing operations	447,962	2,747	2,780	(15,597)	30,627	(233,174)	235,345
Net income from continuing operations per share - diluted	$2.06	$0.01	$0.01	$(0.07)	$0.14	$(1.07)	$1.08

Non-GAAP consolidated results

The following is a comparison of our as adjusted non-GAAP financial results between 2018 and 2017. Changes between the periods are driven by the same factors summarized above in the “Results of Operations” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts).

	2018	Change	2017
Adjusted operating expenses	$1,513,220	12%	$1,348,229
Adjusted operating income	694,062	25%	554,797
Adjusted equity (loss) in unconsolidated investments, net	(4,091)	(9%)	(4,475)
Adjusted other non-operating income	15,408	****	5,150
Adjusted total non-operating (expense)	(180,748)	(14%)	(209,609)
Adjusted income before income taxes	513,314	49%	345,188
Adjusted provision for income taxes	117,101	7%	109,843
Adjusted net income from continuing operations	396,213	68%	235,345
Adjusted net income from continuing operations per share - diluted	$1.83	69%	$1.08
**** Not meaningful

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	2018	Change	2017

Advertising & Marketing Services (a)	$1,106,754	(3%)	$1,139,642
Subscription	840,838	17%	718,750
Political	233,613	****	23,258
Other	26,077	22%	21,376
Total company revenues (GAAP basis)	$2,207,282	16%	$1,903,026
Factors impacting comparisons:
Estimated incremental Olympic and Super Bowl	$(24,000)	****	$(323)
Political	(233,613)	****	(23,258)
Discontinued digital marketing services	—	(100%)	(16,673)
Total company revenues (Non-GAAP basis)	$1,949,669	5%	$1,862,772
(a) Includes traditional advertising, digital advertising as well as revenue from our DMS business.

Excluding the impacts of incremental Olympic and Super Bowl revenue, Political advertising revenue, and the discontinued digital marketing transition services agreement, total company adjusted revenues on a comparable basis increased 5% in 2018. This is primarily attributable to increases in subscription revenue, partially offset by declines in AMS revenue as described in the Results from Operations section above.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA (inclusive and exclusive of Corporate expenses) to net income from continuing operations presented in accordance with GAAP on our Consolidated Statements of Income is presented below (in thousands):

	2018	Change	2017
Net income from continuing operations (GAAP basis)	$401,340	(10%)	$447,962
Provision (benefit) for income taxes	107,367	****	(137,246)
Interest expense	192,065	(9%)	210,284
Equity income in unconsolidated investments, net	(13,792)	33%	(10,402)
Other non-operating expense	11,496	(67%)	35,304
Operating income (GAAP basis)	$698,476	28%	$545,902
Severance expense	7,287	63%	4,466
Asset impairment and other (gains) charges	(11,701)	****	4,429
Adjusted operating income (Non-GAAP basis)	$694,062	25%	$554,797
Depreciation	55,949	2%	55,068
Amortization of intangible assets	30,838	43%	21,570
Adjusted EBITDA (Non-GAAP basis)	$780,849	24%	$631,435
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	46,986	(11%)	53,034
Adjusted EBITDA, excluding Corporate (Non-GAAP basis)	$827,835	21%	$684,469
**** Not meaningful

Adjusted EBITDA margin was 38% (without corporate expense) and 35% including corporate. Our total Adjusted EBITDA increased $149.4 million or 24% in 2018 compared to 2017. The increase was driven by an increase in political, Olympic, and Super Bowl advertising and increases in subscription revenue, partially offset by higher programming costs and investments in Premion associated with its revenue growth.

Free cash flow reconciliation

Our free cash flow, a non-GAAP liquidity measure, was $469.4 million for the year ended December 31, 2018, compared to $312.5 million for the same period in 2017. Cash flows include the operations of our former publishing businesses (through its spin-off date of June 29, 2015), Cars.com (through its spin-off date of May 31, 2017), and CareerBuilder (through its date of sale on July 31, 2017). Our 2018 free cash flow was higher than 2017 due to the same factors affecting cash flow from operating activities summarized within “Liquidity and capital resources” discussed below.
We also present our free cash flow information in our “Selected Financial Data” table on page 70. Reconciliations from “Net cash flow from operating activities” to “Free cash flow” are presented below (in thousands):

	2018	2017	2016	2015	2014
Net cash flow from operating activities	$527,209	$389,429	$678,701	$679,450	$862,669
Purchase of property and equipment	(65,230)	(76,886)	(94,796)	(118,767)	(150,354)
Reimbursement from spectrum repacking	7,400	—	—	—	—
Free cash flow	$469,379	$312,543	$583,905	$560,683	$712,315

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

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, has provided adequate liquidity to meet our internal investment requirements, as well as acquisitions. On February 15, 2018, we acquired San Diego television and radio stations (KFMB) for $328.4 million which was financed with a borrowing of $220.0 million under our revolving credit facility and cash on hand. In addition, on January 2, 2019, we acquired, for approximately $108.9 million in cash, television stations in Toledo, OH and Midland-Odessa, TX, which was funded using available cash and borrowings under our revolving credit facility.

Following the Cars.com spin-off on May 31, 2017, we announced that we would begin paying a regular quarterly cash dividend of $0.07 per share. We paid dividends totaling $60.3 million in 2018 and $90.2 million in 2017. We expect to continue paying comparable regular cash dividends in the future. The rate and frequency of future dividends will depend on future earnings, capital requirements and financial condition and other factors considered relevant by our Board of Directors. Further on June 21, 2018, we extended the term and our permitted total leverage ratio under our Amended and Restated Competitive Advance and Revolving Credit Agreement (see details of the amendment discussed in ‘Long-term debt’ section on page 27).

We have completed several strategic actions that have positioned us to continue to pursue strategic acquisition opportunities that may develop in our sector, and invest in new content and revenue initiatives. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A - Risk Factors for further discussion.

Our cash flows include the operations of Cars.com (through its spin-off date of May 31, 2017) and CareerBuilder (through its date of sale on July 31, 2017). The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flows (in thousands):

	2018	2017	2016

Cash, cash equivalents and restricted cash from continuing operations	$128,041	$44,076	$58,566
Cash, cash equivalents and restricted cash from discontinued operations	—	61,041	103,104
Balance at beginning of the year	128,041	105,117	161,670
Operating activities:
Net income	405,665	215,046	487,999
Non-cash adjustments	97,793	209,026	287,852
Changes in working capital	47,799	(40,798)	(61,327)
Changes in other assets and liabilities	(24,048)	6,155	(35,823)
Net cash flows from operating activities	527,209	389,429	678,701
Net cash (used for) provided by investing activities	(374,416)	176,231	(272,821)
Net cash used for financing activities	(144,972)	(542,736)	(462,433)
Net change in cash, cash equivalents and restricted cash	7,821	22,924	(56,553)
Cash, cash equivalents and restricted cash at end of year	$135,862	$128,041	$105,117

Operating Activities

2018 compared to 2017: Cash flow from operating activities was $527.2 million in 2018, compared to $389.4 million in 2017. The increase in net cash flow from operating activities was primarily due to the $210.4 million increase in political revenue in 2018. As political advertisements are paid upfront, they provide an immediate benefit to operating cash flow as compared to non-political advertising which is billed and collected in arrears after the advertisement has been delivered. Also contributing to the increase was higher subscription revenue of approximately $122.1 million, and a decline in tax payments of $91.8 million, resulting primarily from lower tax rates following the enactment of the Tax Act.

These increases were partially offset by the absence of approximately $107.8 million of operating cash flow related to Cars.com and CareerBuilder which were spun-off and sold, respectively, during 2017, higher programming costs of approximately $63.3 million, a decline in AMS revenue of approximately $32.9 million, an increase of $24.4 million in pension payments and contributions in 2018, and the absence of spectrum channel share proceeds in 2018 as compared to an inflow of proceeds of $32.6 million in 2017.

2017 compared to 2016: Our net cash flow from operating activities was $389.4 million in 2017, compared to $678.7 million in 2016. The decrease was primarily due to higher programming costs of $175.9 million (primarily due to the NBC affiliation agreement), the decline in political revenue of $131.6 million, and the decline of approximately $230.9 million of operating cash flow from Cars.com and CareerBuilder. These decreases were partially offset by an increase in subscription revenue of $137.0 million and declines in tax payments of $51.6 million and interest payments of $25.0 million. Also partially offsetting the net operating cash flow decrease was a cash inflow received in 2017 of $32.6 million from a spectrum channel sharing agreement.

Investing Activities

2018 compared to 2017: Cash flow used for investing activities was $374.4 million in 2018, compared to cash provided by investing activities of $176.2 million in 2017. The cash used for investing activities in 2018 was primarily due to our acquisition of

KFMB for $328.4 million and purchases of property and equipment of $65.2 million. The cash provided by investing activities in 2017 was primarily a result of the sale of the majority of our ownership in CareerBuilder, which provided $198.3 million of proceeds, net of cash transferred. Additionally, we had cash inflow of $37.9 million from the sale of assets, primarily comprised of proceeds of $14.6 million from the sale of Gannett Co., Inc., common stock and $21.3 million from the sale of our investment in Livestream. Lastly, we received insurance proceeds of $16.5 million as reimbursement for damaged caused by hurricanes. These inflows were partially offset by purchases of property and equipment of $76.9 million in 2017.

2017 compared to 2016: Net cash provided by investing activities was $176.2 million in 2017 compared to cash used for investing activities of $272.8 million in 2016. The 2017 net cash inflow was caused by the factors described above. The 2016 net cash used for investing activities of $272.8 million was primarily comprised of $206.1 million paid for the acquisitions of businesses (net of cash acquired), including DealerRater, Aurico, and Workterra. DealerRater was part of the Cars.com spin-off and Aurico and Workterra were included in the sale of our majority ownership in CareerBuilder, both occurring in 2017. Also contributing to the net outflow was the purchase of property and equipment in the amount of $94.8 million. Partially offsetting these outflows was $40.0 million of inflow from the sale of investments, primarily consisting of non-operating investments.

Financing Activities

2018 compared to 2017: Cash flow used by financing activities was $145.0 million in 2018, compared to $542.7 million for the same period in 2017. The change was primarily due to debt activity and dividend payments. Activity on our revolving credit facility in 2018 resulted in a net inflow of $50.0 million, which includes an inflow of $220.0 million to partially fund our acquisition of KFMB, offset by repayments made subsequent to completion of the acquisition. With regards to 2017 debt activity, prior to the completion of the spin-off, Cars.com borrowed approximately $675.0 million under a revolving credit facility agreement, while incurring $6.2 million of debt issuance costs. The proceeds were used to make a one time tax-free cash distribution of $650.0 million from Cars.com to TEGNA. We used most of the cash received to pay down our then outstanding revolving credit balance of $609.9 million. Total net payments on the revolving credit facility in 2017 were $635.0 million. Additionally, in the fourth quarter of 2017 we early retired $280.0 million of outstanding debt that matures in October 2019.

Also contributing to the fluctuation were dividend payments which resulted in cash outflows of $60.3 million in 2018 as compared to $90.2 million in 2017 (due to reduced dividend per share amount following the Cars.com spin-off on May 31, 2017).

2017 compared to 2016: Net cash used for financing activities was $542.7 million in 2017 compared to $462.4 million 2016. The 2017 net outflow of cash for financing activities was primarily due to debt activity and dividends as discussed above. The 2016 net financing outflow of $462.4 million was primarily a result of stock repurchases of $161.9 million and dividend payments of $121.6 million. Additionally, we had a net debt outflow of $137.6 million primarily comprised of $310.0 million of borrowings which were partially offset by debt repayments of $447.6 million.

Long-term debt

As of December 31, 2018, our outstanding debt, net of unamortized discounts and deferred financing costs, was $2.94 billion and mainly is in the form of fixed rate notes. See “Note 6 Long-term debt” to our consolidated financial statements for a table summarizing the components of our long-term debt. Approximately $2.69 billion of our debt has a fixed interest rate (which represents approximately 90% of our total principal debt obligation) which minimizes our impact to potential future rising interest rates.

Our primary source of long-term debt is our revolving credit facility (the Amended and Restated Competitive Advance and Revolving Credit Agreement). Under the terms of the credit facility our permitted total leverage ratio is at 5.0x through June 30, 2019, reducing to 4.75x for the fiscal quarter ending September 30, 2019 through the end of the fiscal quarter ending June 30, 2020, and then reducing to 4.50x for the fiscal quarter ending September 30, 2020 and thereafter. Commitment fees on the revolving credit agreement are equal to 0.25% - 0.40% of the undrawn commitments, depending upon our leverage ratio, and are computed on the average daily undrawn balance under the revolving credit agreement and paid each quarter. Under the Amended and Restated Competitive Advance and Revolving Credit Agreement, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 1.75% to 2.50%. For ABR-based borrowing, the margin will vary from 0.75% to 1.50%. Total commitments under the Amended and Restated Competitive Advance and Revolving Credit Agreement are $1.51 billion. As of December 31, 2018, we were in compliance with all covenants contained in our debt and credit agreements.

Below is a summary of our 2018 debt activity:

•
On February 15, 2018 we acquired the assets of KFMB-TV, the CBS affiliate in San Diego, KFMB-D2 (the CW station in San Diego), and radio stations KFMB-AM and KFMB-FM in San Diego. The transaction price was approximately $328.4 million in cash, $220.0 million of which we funded through borrowings under our revolving credit facility and the remainder through the use of available cash.

•
On June 21, 2018, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until June 21, 2023. The amendment also extended our permitted total leverage ratio to remain at 5.0x through June 30, 2019, reducing to 4.75x for the first quarter ending September 30, 2019 through the end of the fiscal quarter ending June 30, 2020, and then reducing to 4.5x for the fiscal quarter ending September 30, 2020 and thereafter.

•
As of December 31, 2018, we had unused borrowing capacity of $1.44 billion under our revolving credit facility. On January 2, 2019 we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for $108.9 million in cash. The acquisition was funded through the use of available cash and borrowings under our revolving credit facility.

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

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loans and fixed rate notes due in 2019, 2020, and 2021. Based on this refinancing assumption, all of the obligations due in 2019 and 2020, and a portion of those due in 2021, are reflected as maturities for 2023 (in thousands).

2019 (1)	$—
2020 (1)	—
2021 (1)	55,000
2022	—
2023 (2)	2,140,000
Thereafter	765,000
Total	$2,960,000

(1) Debt payments due in 2019, 2020 and 2021 are assumed to be repaid with funds from the revolving credit agreement, up to our maximum borrowing capacity. The revolving credit agreement expires in 2023. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities are $420 million for 2019, $725 million in 2020, and $350 million in 2021.

(2) Assumes current revolving credit agreement borrowings comes due in 2023 and credit facility is not extended.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2018 (in thousands).

Contractual obligations	Payments due by period
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (1)	$2,960,000	$—	$55,000	$2,140,000	$765,000
Interest payments (2)	702,395	162,442	234,016	175,792	130,145
Operating leases (3)	127,177	10,443	21,618	21,183	73,933
Talent and employment contracts (4)	211,961	110,998	93,121	7,412	430
Purchase obligations (5)	113,295	72,637	39,282	1,376	—
Programming contracts (6)	1,257,922	480,379	522,551	254,682	310
Other noncurrent liabilities (7)	401,169	48,627	77,507	79,783	195,252
Total	$5,773,919	$885,526	$1,043,095	$2,680,228	$1,165,070

(1)	Long-term debt includes scheduled principal payments only. We have contractual debt maturities of $420 million in 2019. See Note 6 to the consolidated financial statements for further information.

(2)
We have $50 million of outstanding borrowings under our revolving credit facility as of December 31, 2018. Interest on the senior notes is based on the stated cash coupon rate and excludes the amortization of debt issuance discount. The floating rate term loan interest rates are based on the actual rates as of December 31, 2018.

(3)	See Note 13 to the consolidated financial statements.

(4)
Our talent and employment contracts primarily secure our on-air talent and other personnel for our television stations through multi-year talent and employment agreements. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

(5)
Includes purchase obligations pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding as of December 31, 2018 are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(6)
Programming contracts include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Network affiliation agreements may include variable fee components such as subscriber levels, which in have been estimated and reflected in the table above.

(7)
Other noncurrent liabilities consist of both unfunded and under-funded postretirement benefit plans. Unfunded plans include the TEGNA Supplemental Retirement Plan and the TEGNA Retiree Welfare Plan. Employer contributions, which equal the expected benefit payments, are reflected in the table above over the next ten-year period. Our under-funded pension plan is the TEGNA Retirement Plan (TRP). In 2019, we expect contributions to the TEGNA Retirement Plan and SERP of $3.8 million and $7.8 million, respectively. TRP contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, approximately $12.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a further discussion of income taxes.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. As of December 31, 2018, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Capital stock

On September 19, 2017, our Board of Directors authorized a new share repurchase program for up to $300.0 million over the next three years. As of December 31, 2018, we have $279.1 million remaining under this authorization. The table below summarizes our share repurchases during the past three years (in thousands).

	Repurchases made in fiscal year
Stock repurchases	2018	2017	2016
Number of shares purchased	545	1,498	6,983
Dollar amount purchased	$5,831	$23,480	$161,891

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

Our common stock outstanding at December 31, 2018, totaled 215,758,630 shares, compared with 214,930,653 shares at December 31, 2017.

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
Revenue is recognized as we fulfill our performance obligations to our customers. For our AMS revenue stream, we measure the fulfillment of our performance obligations based on the airing of the individual television commercials or display of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. The price of each individual commercial and digital advertisement is negotiated with our customer and is determined based on multiple factors, including, but not limited to, the programming and day-part selected, supply of available inventory, our station’s viewership ratings and overall market conditions (e.g., timing of the year and strength of U.S. economy). Customers are billed monthly and payment is generally due 30 days after the date of invoice. Commission costs related to these contracts are expensed as incurred due to the short-term nature of the contracts.
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
We also generate revenue from the sale of political advertising. Contracts within this revenue stream are short-term in nature (typically weekly or monthly buys during political campaigns). Customers pre-pay these contracts and we therefore defer the associated revenue until the advertising has been delivered, at which time we have satisfied our performance obligations and recognize revenue. Commission costs related to these contracts are expensed as incurred due to the short-term nature of the contracts.
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

Goodwill: As of December 31, 2018, our goodwill balance was $2.6 billion and represented approximately 49% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances occurred that indicate the fair value of a reporting unit may be below its carrying amount.

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

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2018, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our one reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a control premium. In the fourth quarter of 2018, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value. For our reporting unit, the estimated value would need to decline by over 50% to fail the quantitative goodwill impairment test. We do not believe that the reporting unit is currently at risk of incurring a goodwill impairment in the foreseeable future.

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

Indefinite Lived Intangibles: This asset grouping consists of FCC broadcast licenses related to our acquisitions of television stations. As of December 31, 2018, indefinite lived intangible assets were $1.38 billion and represented approximately 26% of our total assets.

Indefinite lived assets are not subject to amortization and, as a result, they are tested for impairment annually (on the first day of our fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the indefinite lived asset is more than its carrying amount. If that is the case, then we would not have to perform the quantitative analysis. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance of the indefinite lived asset. In 2018, we elected not to perform the optional qualitative assessment; and instead, we performed the quantitative impairment test.

The fair value of each FCC broadcast license was determined using an income approach referred to as the Greenfield method. This method requires multiple assumptions relating to the future prospects of each individual television station including, but not limited to: (i) expected long-term market growth characteristics, (ii) station revenue shares within a market for a new entrant, (iii) future expected operating expenses, (iv) costs of capital and (v) appropriate discount rates. We performed a quantitative analysis on all of our FCC licenses on the impairment testing date and each fair value exceeded the carrying value by more than 40% with the exception of our recently acquired KFMB television and radio stations, which had clearances of 3% and 4%, respectively. Clearances for our KFMB stations are lower to due to recently recording the intangible assets at fair value upon our acquisition of KFMB in February 2018. Since their acquisition, the FCC licenses for the KFMB television and radio stations have increased in value, due to operating performance and market factors that have improved since acquisition. Based on our quantitative analysis performed, we concluded that no impairment existed. Future increases in discount rate assumptions could cause a decline in the fair value of our FCC licenses which may result in a future impairment charge. For example, a 50 basis point increase in the discount rate would cause the fair value of our FCC licenses (excluding the KFMB licenses) to exceed its carrying value by 30%. KFMB FCC licenses would be impaired by less than $10.0 million as a result of a 50 basis point increase in the discount rate.

Pension Liabilities: Certain employees participate in qualified and non-qualified defined benefit pension plans (see Note 7 to consolidated financial statements). Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). We also sponsor the TEGNA Supplemental Retirement Plan (SERP) for certain employees. Substantially all participants in the TRP and SERP had their benefits frozen before 2009, and in December 2017, we froze all remaining accruing benefits for certain grandfathered SERP participants.

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

The plan assets and benefit obligations are measured at December 31 of each year, or more frequently, upon the occurrence of certain events such as a plan amendment, settlement, or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, participant mortality rates and the expected long-term rate of return on plan assets. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic pension expense in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of its pension assets in determining the dollar amount of its expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. For 2018 we assumed a rate of 7.0% for our long-term expected return on pension assets used for our TRP plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a plus or minus 50 basis points change in the expected rate of return on pension assets (with all other assumptions held constant) would have decreased or increased estimated pension plan expense for 2018 by approximately $1.9 million. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses.

For the December 31, 2018 measurement, the assumption used for the discount rate was 4.35% for our principal retirement plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a plus or minus 50 basis points change in the discount rate at the end of 2018 (with all other assumptions held constant) would have decreased or increased plan obligations by approximately $24.0 million. A 50 basis points change in the discount rate used to calculate 2018 expense would have changed total pension plan expense for 2018 by approximately $0.4 million.

Income Taxes: Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions.

Tax law requires certain items to be included in our tax returns at different times than when the items are reflected in the financial statements. The annual tax expense reflected in the Consolidated Statements of Income is different than what is reported in our tax returns. Some of these differences are permanent (for example, expenses recorded for accounting purposes that are not deductible in the returns such as non-deductible goodwill) and some differences are temporary and reverse over time, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred, or expense for which a deduction has been taken already in the tax return but the expense has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements, as well as tax losses that can be carried over and used in future years. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the amount of any such valuation allowance, we consider the existence of cumulative income or losses in recent years, the reversal of existing temporary differences, the existence of taxable income in prior carry back years, available tax planning strategies and estimates of future taxable income for each of our taxable jurisdictions. The latter two factors involve the exercise of significant judgment. As of December 31, 2018, deferred tax asset valuation allowances totaled $125.9 million, primarily related to federal and state capital losses, and state net operating losses available for carry forward to future years. Although realization is not assured, we believe it is more likely than not that all other deferred tax assets for which no valuation allowances have been established will be realized. This conclusion is based on our history of cumulative income in recent years and review of historical and projected future taxable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates and changes in the market value of financial instruments. Our main exposure to market risk relates to interest rates. We have $275 million in floating interest rate obligations outstanding on December 31, 2018, and therefore are subject to changes in the amount of interest expense we might incur. A 50 basis point increase or decrease in the average interest rate for these obligations would result in an increase or decrease in annual interest expense of $1.4 million. Refer to Note 6 to the consolidated financial statements for information regarding the fair value of our long-term debt. With the sale of our controlling interest in CareerBuilder we no longer have a material market risk to changes in foreign exchange currency rates.

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TEGNA Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEGNA Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

Tysons, Virginia
March 1, 2019

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars
	Dec. 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$135,862	$98,801
Trade receivables, net of allowances of $3,090 and $3,266, respectively	425,404	406,852
Other receivables	20,967	32,442
Prepaid expenses and other current assets	17,737	61,070
Programming rights	35,252	37,758
Total current assets	635,222	636,923
Property and equipment
Land	68,540	62,885
Buildings and improvements	259,053	246,917
Equipment, furniture and fixtures	489,799	467,265
Construction in progress	40,778	5,535
Total	858,170	782,602
Less accumulated depreciation	(482,955)	(447,262)
Net property and equipment	375,215	335,340
Intangible and other assets (see Note 3)
Goodwill	2,596,863	2,579,417
Indefinite-lived and amortizable intangible assets, less accumulated amortization of $118,958 and $88,120, respectively	1,526,077	1,273,269
Investments and other assets	143,465	137,166
Total intangible and other assets	4,266,405	3,989,852
Total assets	$5,276,842	$4,962,115

TEGNA Inc. CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except par value and share amounts
	Dec. 31,
	2018	2017
Liabilities and equity
Current liabilities
Accounts payable	$83,226	$52,992
Accrued liabilities
Compensation	52,726	54,088
Interest	37,458	39,217
Contracts payable for programming rights	112,059	105,040
Other	49,211	58,196
Dividends payable	15,154	15,173
Income taxes	19,383	—
Current portion of long-term debt	—	646
Total current liabilities	369,217	325,352
Income taxes	13,624	20,203
Deferred income taxes	396,847	382,310
Long-term debt	2,944,466	3,007,047
Pension liabilities	139,375	144,220
Other noncurrent liabilities	72,389	87,942
Total noncurrent liabilities	3,566,701	3,641,722
Total liabilities	3,935,918	3,967,074

Commitments and contingent liabilities (see Note 13)

Equity
TEGNA Inc. shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	301,352	382,127
Retained earnings	6,429,512	6,062,995
Accumulated other comprehensive loss	(136,511)	(106,923)
Less treasury stock at cost, 108,660,002 shares and 109,487,979 shares, respectively	(5,577,848)	(5,667,577)
Total equity	1,340,924	995,041
Total liabilities, redeemable noncontrolling interests and equity	$5,276,842	$4,962,115
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF INCOME

In thousands of dollars, except per share amounts
	Dec. 31,
	2018	2017	2016
Revenues:
Media	$2,207,282	$1,903,026	$1,994,120
Digital	—	—	9,968
Total	2,207,282	1,903,026	2,004,088
Operating expenses:
Cost of revenues, exclusive of depreciation	1,065,933	933,718	795,454
Business units - Selling, general and administrative expenses, exclusive of depreciation	315,320	287,396	331,028
Corporate - General and administrative expenses, exclusive of depreciation	52,467	54,943	58,692
Depreciation	55,949	55,068	55,369
Amortization of intangible assets	30,838	21,570	23,263
Asset impairment and other (gains) charges (see Note 11)	(11,701)	4,429	32,130
Total	1,508,806	1,357,124	1,295,936
Operating income	698,476	545,902	708,152
Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net (see Note 4)	13,792	10,402	(3,414)
Interest expense	(192,065)	(210,284)	(231,995)
Other non-operating expenses, net	(11,496)	(35,304)	(23,452)
Total	(189,769)	(235,186)	(258,861)
Income before income taxes	508,707	310,716	449,291
Provision (benefit) for income taxes	107,367	(137,246)	140,171
Income from continuing operations	401,340	447,962	309,120
Income (loss) from discontinued operations, net of tax	4,325	(232,916)	178,879
Net income	405,665	215,046	487,999
Net loss (income) attributable to noncontrolling interests from discontinued operations	—	58,698	(51,302)
Net income attributable to TEGNA Inc.	$405,665	$273,744	$436,697
Earnings from continuing operations per share - basic	$1.86	$2.08	$1.43
Earnings (loss) from discontinued operations per share - basic	0.02	(0.81)	0.59
Net income per share - basic	$1.88	$1.27	$2.02
Earnings from continuing operations per share - diluted	$1.85	$2.06	$1.41
Earnings (loss) from discontinued operations per share - diluted	0.02	(0.80)	0.58
Net income per share - diluted	$1.87	$1.26	$1.99
Weighted average number of common shares outstanding:
Basic shares	216,184	215,587	216,358
Diluted shares	216,621	217,478	219,681
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands of dollars
	Dec. 31,
	2018	2017	2016
Net income	$405,665	$215,046	$487,999
Redeemable noncontrolling interests (income not available to shareholders)	—	(2,797)	(4,511)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	362	34,563	(15,938)
Pension and other post-retirement benefit items:
Recognition of previously deferred post-retirement benefit plan costs	5,141	8,837	8,068
Actuarial (loss) gain arising during the period	(19,279)	20,373	(21,337)
Pension payment timing related charges	7,498	—	—
Pension and other postretirement benefit items	(6,640)	29,210	(13,269)
Unrealized gain (losses) on available for sale investment during the period	—	1,776	(11,346)
Other comprehensive (loss) income before tax	(6,278)	65,549	(40,553)
Income tax effect related to components of other comprehensive income (loss)	1,535	(11,340)	5,066
Other comprehensive (loss) income, net of tax	(4,743)	54,209	(35,487)
Comprehensive income	400,922	266,458	448,001
Comprehensive loss (income) attributable to noncontrolling interests, net of tax	—	55,676	(39,284)
Comprehensive income attributable to TEGNA Inc.	$400,922	$322,134	$408,717
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars
	Dec. 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$405,665	$215,046	$487,999
Adjustments to reconcile net income to operating cash flows:
Depreciation	55,949	74,637	89,531
Amortization of intangible assets	30,838	61,870	114,959
Stock-based compensation	12,531	17,098	17,590
Loss on sale of CareerBuilder	—	342,900	—
Provision (benefit) for deferred income taxes	17,258	(296,820)	16,535
Equity (income) loss in unconsolidated investees, net	(13,792)	(10,462)	7,170
Other, including (gains) losses on sale of assets and impairments	(4,991)	19,803	42,067
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(5,351)	14,541	(32,046)
Increase (decrease) in accounts payable	29,357	(21,474)	(1,506)
Increase (decrease) in interest and taxes payable	22,895	(29,977)	(7,771)
Increase (decrease) in deferred revenue	898	(3,888)	(20,004)
Pension (contributions), net of expense	(42,015)	(13,276)	3,257
Spectrum channel share proceeds	—	32,588	—
Changes in other assets and liabilities, net	17,967	(13,157)	(39,080)
Net cash flows from operating activities	527,209	389,429	678,701
Cash flows from investing activities
Purchase of property and equipment	(65,230)	(76,886)	(94,796)
Reimbursement from spectrum repacking	7,400	—	—
Payments for acquisitions, net of cash acquired	(328,433)	—	(206,078)
Payments for investments	(11,677)	(6,405)	(20,797)
Proceeds from investments	7,189	37,880	40,409
Proceeds from sale of businesses and assets	16,335	205,188	8,441
Proceeds from insurance settlements	—	16,454	—
Net cash (used for) provided by investing activities	(374,416)	176,231	(272,821)
Cash flows from financing activities
Proceeds from (payments of) borrowings under revolving credit facilities, net	50,000	(635,000)	(85,000)
Proceeds from Cars.com borrowings	—	675,000	—
Proceeds from borrowings	—	—	300,000
Debt repayments	(121,146)	(412,246)	(352,590)
Payments for debt issuance and premiums for early redemption costs	(5,269)	(9,795)	(1,684)
Dividends paid	(60,290)	(90,170)	(121,639)
Repurchases of common stock	(5,831)	(23,480)	(161,891)
Net settlement of stock for tax withholding and proceeds from stock option exercises	(2,436)	(3,932)	(20,352)
Distributions to noncontrolling membership interests	—	(22,980)	(18,840)
Cash transferred to the Cars.com business	—	(20,133)	—
Deferred payments for acquisitions	—	—	(437)
Net cash used for financing activities	(144,972)	(542,736)	(462,433)
Increase (decrease) in cash, cash equivalents and restricted cash	7,821	22,924	(56,553)
Cash, cash equivalents and restricted cash from continuing operations, beginning of year	128,041	44,076	58,566
Cash, cash equivalents and restricted cash from discontinued operations, beginning of year	—	61,041	103,104
Balance of cash, cash equivalents and restricted cash at beginning of year	128,041	105,117	161,670
Cash, cash equivalents and restricted cash from continuing operations, end of year	135,862	128,041	44,076
Cash, cash equivalents and restricted cash from discontinued operations, end of year	—	—	61,041
Balance of cash, cash equivalents and restricted cash at end of year	$135,862	$128,041	$105,117
The accompanying notes are an integral part of these consolidated financial statements.

TEGNA Inc. CONSOLIDATED STATEMENTS OF EQUITY

In thousands of dollars, except per share data
	TEGNA Inc. Shareholders’ Equity
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling Interests	Total
Balance at Dec. 31, 2015	$324,419	$539,505	$7,111,129	$(130,951)	$(5,652,131)	$264,773	$2,456,744
Net Income			436,697			51,302	487,999
Redeemable noncontrolling interests						(4,511)	(4,511)
Other comprehensive loss, net of tax				(27,980)		(7,507)	(35,487)
Total comprehensive income							448,001
Dividends declared: $0.56 per share			(120,784)				(120,784)
Adjustments related to the spin-off of Publishing businesses (see Note 9)			(42,486)	(2,642)			(45,128)
Distributions to noncontrolling membership shareholders						(18,840)	(18,840)
Treasury stock acquired					(161,891)		(161,891)
Stock-based awards activity		(84,648)			64,296		(20,352)
Stock-based compensation		17,590					17,590
Other activity		1,295				(3,630)	(2,335)
Balance at Dec. 31, 2016	$324,419	$473,742	$7,384,556	$(161,573)	$(5,749,726)	$281,587	$2,553,005
Net Income			273,744			(58,698)	215,046
Redeemable noncontrolling interests						(2,797)	(2,797)
Other comprehensive income, net of tax			(6,260)	54,650		5,819	54,209
Total comprehensive income							266,458
Dividends declared: $0.35 per share			(75,164)				(75,164)
Spin-off of Cars.com (see Note 9)			(1,513,881)				(1,513,881)
Distributions to noncontrolling membership shareholders						(22,980)	(22,980)
Treasury stock acquired					(23,480)		(23,480)
Stock-based awards activity		(109,560)			105,629		(3,931)
Stock-based compensation		17,098					17,098
Deconsolidation of CareerBuilder						(202,931)	(202,931)
Other activity		847					847
Balance at Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$—	$995,041
Net Income			405,665				405,665
Other comprehensive loss, net of tax				(4,743)			(4,743)
Total comprehensive income							400,922
Cumulative effects of accounting changes (see Note 1)			21,121	(24,845)			(3,724)
Dividends declared: $0.28 per share			(60,269)				(60,269)
Treasury stock acquired					(5,831)		(5,831)
Stock-based awards activity		(96,060)			95,560		(500)
Stock-based compensation		12,531					12,531
Other activity		2,754					2,754
Balance at Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$—	$1,340,924
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of business, basis of presentation and summary of significant accounting policies

Description of business: We are an innovative media company serving the greater good of our communities. Our business includes 49 television stations operating and two radio stations in 41 markets, offering high-quality television programming and digital content. Each television station also has a robust digital presence across online, mobile and social platforms.
Use of estimates: The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, fair value measurements, post-retirement benefit plans, income taxes including deferred tax assets, and contingencies.

Basis of Presentation: The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities for which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in Equity income (loss) in unconsolidated investments, net in the Consolidated Statements of Income.

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. Our digital marketing services (DMS) business is now reported within our Media business. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified its historical financial results as discontinued operations. See Note 14, for further details regarding the spin-off of Cars.com and the sale of CareerBuilder and the impact of each transaction on our consolidated financial statements.

Segment presentation: After the spin-off of Cars.com and the sale of our majority stake in CareerBuilder, we began classifying our operations as one operating and reportable segment, Media, which consists of our 49 television stations, as well as our Premion and DMS product lines.

Our reportable segment structure has been determined based on management and internal reporting structure, the nature of products and services offered by our businesses, and the financial information that is evaluated regularly by our chief operating decision maker.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity in 2018 or 2017. The 2016 activity for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016.

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Trade receivables and allowances for doubtful accounts: Trade receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense, which is included in cost of revenues on our Consolidated Statements of Income, was $3.9 million in 2018, $2.6 million in 2017 and $5.2 million in 2016. Write-offs of trade receivables (net of recoveries) were $3.9 million in 2018, $1.9 million in 2017 and $3.6 million in 2016.

Property and equipment: Property and equipment are recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are generally: buildings and improvements, 10 to 40 years; and machinery, equipment and fixtures, 3 to 25 years. Changes in the estimated useful life of an asset, which, for example, could happen as a result of facility consolidations, can affect depreciation expense and net income. Major building and leasehold improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance and repairs are expensed as incurred. During 2018, we had expenditures related to the Federal Communication Commission’s (FCC) repack project (see Note 13), our new corporate headquarters facility, and our new facility for our Houston station. As of December 31, 2018, approximately $40.8 million of expenditures were recorded within construction in progress on our Consolidated Balance Sheet, largely as a result of these.

Valuation of long-lived assets: We review the carrying amount of long-lived assets (mostly property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment charges in 2017 and 2016 related to long-lived assets. See Note 11 for further discussion.

Goodwill and indefinite-lived intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of our fourth quarter) or between annual tests if events or changes in circumstances indicate that the fair value of our reporting unit may be below its carrying amount.

Before performing the annual goodwill impairment test quantitatively, we first have the option to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the quantitative test. Otherwise, the quantitative test is not required. In 2018, we elected not to perform the optional qualitative assessment of goodwill and instead performed the quantitative impairment test.

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

We estimate the fair value of our reporting unit based on a market-based valuation methodology, which is primarily based on our consolidated market capitalization plus a reasonable control premium. In the fourth quarter of 2018, we completed our annual goodwill impairment test for our reporting unit. The results of the test indicated that the estimated fair value of our reporting unit significantly exceeded the carrying value.

We also have intangible assets with indefinite lives associated with FCC broadcast licenses related to our acquisitions of television stations. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. To estimate the fair values for the FCC broadcast licenses, we apply an income approach, using the Greenfield method. The Greenfield method involves a discounted cash flow model that incorporates several variables, including market revenues, long-term growth projections, estimated market share for a typical market participant, and estimated profit margins based on market size and station type. The results of our 2018 annual impairment test of FCC broadcast licenses indicated the fair value of each license exceeded its carrying amount; and therefore, no impairment charge was recorded.

Investments and other assets: Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in non-operating income, on our Consolidated Statements of Income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments. We recognized an impairment charge of $2.6 million in 2017 related to one such investment.

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense. At December 31, 2018, such investments totaled approximately $24.5 million and at December 31, 2017, they totaled approximately $17.4 million. During 2018, we recorded a $2.0 impairment on a debt investment which had been classified as an other long-term asset.

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

We evaluate the net realizable value of our program broadcasting contract assets when a triggering event occurs, such as a change in our intended usage, or sustained lower than expected ratings for the program. Impairment analysis are performed at the syndicated program level (across all stations that utilize the program). We determine the net realizable value based on a projection of the estimated advertising revenues less projected direct costs associated with the syndicated program (which is classified as Level 3 in the fair value hierarchy). If the future direct costs exceed expected revenues, impairment of the program asset may be required. Any impairments of programming rights are recorded to asset impairment and other (gains) charges in the Consolidated Statements of Income. No impairment charges were recognized in 2018 and 2017. In 2016 a $6.3 million impairment charge was recorded associated with an internally produced program.

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
Revenue is recognized as we fulfill our performance obligations to our customers. For our AMS revenue stream, we measure the fulfillment of our performance obligations based on the airing of the individual television commercials or display of digital advertisements. This measure is most appropriate as it aligns our revenue recognition with the value we are providing to our customers. The price of each individual commercial and digital advertisement is negotiated with our customer and is determined based on multiple factors, including, but not limited to, the programming and day-part selected, supply of available inventory, our station’s viewership ratings and overall market conditions (e.g., timing of the year and strength of U.S. economy). Customers are billed monthly and payment is generally due 30 days after the date of invoice. Commission costs related to these contracts are expensed as incurred due to the short-term nature of the contracts.
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
We also generate revenue from the sale of political advertising. Contracts within this revenue stream are short-term in nature (typically weekly or monthly buys during political campaigns). Customers pre-pay these contracts and we therefore defer the associated revenue until the advertising has been delivered, at which time we have satisfied our performance obligations and recognize revenue. Commission costs related to these contracts are expensed as incurred due to the short-term nature of the contracts.
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

Revenue earned by categories in 2018, 2017 and 2016 are shown below (amounts in thousands):

	Year ended Dec. 31,
	2018	2017	2016

Advertising & Marketing Services	$1,106,754	$1,139,642	$1,237,735
Subscription	840,838	718,750	581,733
Political	233,613	23,258	154,808
Other	26,077	21,376	19,844
Former Digital Business	—	—	9,968
Total revenues	$2,207,282	$1,903,026	$2,004,088

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

Stock-based employee compensation: We grant restricted stock units (RSUs) and performance shares to employees as a form of compensation. We have two different ongoing performance share programs. The expense for the RSUs and one of the performance share programs is based on the grant date fair value of the award and is generally recognized on a straight-line basis. Expense related to the other performance share program is marked to market each month. Expense under these programs is recognized over the requisite service period, which is typically a four-year period for RSUs and a three-year period for performance shares. Performance share expense for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 9 for further discussion.

Advertising and marketing costs: We expense advertising and marketing costs as they are incurred. Advertising expense was $10.4 million in 2018, $5.0 million in 2017 and $7.1 million in 2016, and are included in Selling, general and administrative expenses, exclusive of depreciation on the Consolidated Statements of Income.

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

On May 31, 2017, we completed the spin-off of our digital automotive marketplace business, Cars.com. In addition, on July 31, 2017, we completed the sale of our majority ownership stake in CareerBuilder. As a result of these strategic actions, we have disposed of substantially all of our Digital Segment business and have therefore classified the majority its historical financial results as discontinued operations. See Note 14 for more information.

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

We adopted the guidance beginning January 1, 2018 using the modified retrospective method. We began recognizing revenue under this new guidance in the first quarter of 2018 and did not restate prior years. We applied the standard to all contracts open as of January 1, 2018. The cumulative prior period effect of applying the guidance was $3.7 million which was recorded as a decrease to retained earnings upon adoption. This adjustment represents a deferral of revenue associated with certain performance obligations that were not fully completed as of the reporting date. In addition, with the adoption of the new guidance, we have determined that certain barter revenue and expense related to syndicated programming will no longer be recognized. The revenue and expense previously recognized for this type of barter transaction would have been approximately $2.0 million in 2018. Other than these two items, there were no other changes to the timing and amount of revenue recognition for our contracts.

For contracts with an effective term of less than one year, and for our subscription revenue contracts, we applied certain of the standard’s practical expedients relating to disclosure that permit the exclusion of quantifying and disclosing unsatisfied performance obligations. In addition, the adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls. See discussion of our revenue policy above.

In August 2016, the FASB issued new guidance which clarifies several specific cash flow classification issues. The objective of the new guidance is to reduce the existing diversity in practice in how these cash flows are presented in the Statement of Cash Flows. The guidance updated the classification in the Statement of Cash Flows in several areas. The most relevant updates for us are the following: 1) payments made for premiums, fees paid to lenders and other related third party costs when debt is repaid early will each be classified as financing cash outflows (we have historically classified these types of cash payments as operating outflows), 2) contingent consideration payments made for acquisitions will be classified as either operating, investing, or financing cash outflows depending on the timing and nature of the payment, 3) cash receipts received due to the settlement of insurance claims will be classified as either operating or investing cash inflows, depending on the nature of the underlying loss, 4) proceeds received from trust owned life insurance policies will be classified as investing cash inflows (we have historically classified these types of cash receipts as operating inflows), and 5) distributions received from equity method investments will be classified as either operating or investing cash inflows, depending on the amount of cash received as compared to the amount of inception to date earnings recognized on the individual investment. We adopted the guidance retrospectively beginning in the first quarter of 2018. As a result of adopting this guidance, we reclassified life insurance proceeds of approximately $1.4 million and $0.5 million received in 2017 and 2016, respectively, from operating to investing inflows. No life insurance proceeds were received in 2018. In addition, for 2017 we reclassified $3.6 million of debt pre-payment costs from operating cash outflows to financing cash outflows.

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

In February 2018, the FASB issued guidance on accounting for certain tax effects that resulted from the Tax Cuts and Jobs Act (the Tax Act), that was enacted into law as of December 22, 2017. The guidance addresses the accounting for amounts that had previously been recorded in accumulated other comprehensive income on a net tax basis, using the tax rate that was in effect at the time. Due to the reduction in the tax rates under the Tax Act, certain tax effects were “stranded” in accumulated other comprehensive income. This new guidance allows these stranded tax effects to be reclassified from accumulated other comprehensive income to retained earnings. Other tax amounts stranded in accumulated other comprehensive income due to reasons other than the Tax Act may not be reclassified. As a result of adopting this guidance, in the first quarter of 2018, we reclassified the cumulative effect of the accounting change of approximately $24.8 million from accumulated other comprehensive loss to retained earnings. We believe that reclassifying these amounts more accurately presents the balance of accumulated other comprehensive loss.

In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses and other current assets and investments and other assets on our Consolidated Balance Sheets are now included with cash and cash equivalents on the Consolidated Statements of Cash Flows. We did not have any restricted cash as of December 31, 2018, however, these restricted cash balances totaled $29.2 million as of December 31, 2017, and $28.2 million as of December 31, 2016. Our restricted cash was used to pay obligations associated with our deferred compensation and TEGNA Supplemental Retirement Plan (SERP). The adoption of this standard did not change our balance sheet presentation. See Note 12 for additional information about our restricted cash balances.

New accounting guidance not yet adopted: In February 2016, the FASB issued new guidance related to leases which will require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases (renamed financing leases under the new guidance) to be recognized on the balance sheet—the new guidance will require both finance and operating leases to be recognized on the balance sheet. This update will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. We will be adopting the new guidance in the first quarter of 2019. In July 2018, the FASB issued an amendment giving companies the option to apply the requirements of the standard in the period of adoption (January 1, 2019), with no restatement of prior periods. A cumulative effect of applying the guidance would be recorded to the opening balance of retained earnings. We are utilizing this adoption method. We will also elect the practical expedient to not account for lease and non-lease components separately. We have formed a cross-functional team to oversee the implementation of the new guidance. Our implementation efforts included the review of our lease contracts, review of service contracts for embedded leases, and the deployment of a new lease software solution. In conjunction with adopting the new guidance, we evaluated any changes needed to our current lease accounting policies and business practices and made the necessary updates. The guidance also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to our lease portfolio. While we are continuing to assess the impacts of the new standard, we currently estimate that our total assets and liabilities as presented on our Consolidated Balance Sheet as of December 31, 2018, will increase by less than three percent of our total assets as a result of adopting this standard. We do not expect the standard to have a material impact on our Consolidated Statements of Income, Statement of Comprehensive Income, or Statement of Cash Flows. Additionally, we do not expect there to be a significant difference in our pattern of lease expense recognition under the new standard and it will not affect our ability to comply with our existing debt covenants.

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
NOTE 2 – Acquisitions and dispositions

We made the following acquisitions, investments and dispositions during 2016 through the date of this report:

Acquisitions
On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for approximately $108.9 million in cash (which includes $3.9 million for estimated working capital paid at closing). The acquisition was funded through the use of available cash and borrowings under our revolving credit facility.

On February 15, 2018, we acquired assets in San Diego consisting of KFMB-TV (CBS affiliate station on its primary channel and a CW affiliate on multicast channel KFMB-D2) and radio stations KFMB-AM and KFMB-FM, collectively KFMB. The transaction price was $328.4 million in cash, which we funded through the use of available cash and borrowings under our revolving credit facility.

Dispositions
On October 18, 2017, we completed the sale of our equity investment in Livestream, a business specializing in live video streaming. Our share of the sale proceeds was $21.4 million.

On July 31, 2017, we sold our majority ownership interest in CareerBuilder. Per the terms of the sale agreement, we remain an ongoing partner in CareerBuilder, reducing our 53% controlling interest to approximately 17% interest (or approximately 10% on a fully-diluted basis). As a result, subsequent to the sale, CareerBuilder is no longer consolidated within our reported operating results. See Note 14 for further details regarding the sale.

On May 31, 2017, we completed the previously announced spin-off of Cars.com into a separate, stand-alone publicly traded company. See Note 14 for further details regarding the spin-off.

On December 15, 2016, we sold our Cofactor business to Liquidus LLC. The historical financial results of Cofactor had previously been included in the Digital Segment, and were not reclassified to discontinued operations (as the sale did not meet the criteria for discontinued operation reporting when the business was sold).

NOTE 3 – Goodwill and other intangible assets

The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of December 31, 2018 and December 31, 2017 (in thousands).

	Gross	Accumulated Amortization	Net
Dec. 31, 2018
Goodwill	$2,596,863	$—	$2,596,863
Indefinite-lived intangibles:
Television station FCC licenses	1,384,186	—	1,384,186
Amortizable intangible assets:
Retransmission agreements	121,594	(79,274)	42,320
Network affiliation agreements	110,390	(30,802)	79,588
Other	28,865	(8,882)	19,983
Total	$4,241,898	$(118,958)	$4,122,940
Dec. 31, 2017
Goodwill	$2,579,417	$—	$2,579,417
Indefinite-lived intangibles:
Television station FCC licenses	1,191,950	—	1,191,950
Amortizable intangible assets:
Retransmission agreements	110,191	(62,355)	47,836
Network affiliation agreements	43,485	(19,371)	24,114
Other	15,763	(6,394)	9,369
Total	$3,940,806	$(88,120)	$3,852,686

Our retransmission agreements and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships which are amortized on a straight-line basis over their useful lives.

On February 15, 2018, we acquired KFMB for $328.4 million in cash, which included a final working capital payment of $2.5 million that we made to the seller in the third quarter of 2018. The purchase price was paid in cash and funded through the use of available cash and borrowings under our revolving credit facility. In connection with this acquisition, we recorded indefinite-lived intangible assets for FCC licenses of $192.2 million and amortizable intangible assets of $91.4 million, primarily related to network affiliation agreement and retransmission consent contracts. The amortizable assets will be amortized over a weighted average period of 10 years. We also recognized goodwill of $17.4 million as a result of the acquisition, all of which is deductible for tax purposes. There were no other changes in our goodwill balance in 2018 or 2017. We completed purchase accounting for the transaction in the third quarter of 2018.

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

The following table shows the projected annual amortization expense related to amortizable intangible assets existing as of December 31, 2018 (in thousands):

2019	$30,803
2020	27,106
2021	21,129
2022	18,005
2023	11,455
Thereafter	33,393
Total	$141,891

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	Dec. 31, 2018	Dec. 31, 2017
Cash value life insurance	$50,452	$51,188
Equity method investments	22,960	27,098
Cost method investments	24,497	17,374
Deferred debt issuance costs	9,350	6,048
Other long-term assets	36,206	35,458
Total	$143,465	$137,166

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

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis) and has an investment balance of $12.4 million as of December 31, 2018. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity.

On May 14, 2018, CareerBuilder sold Economic Modeling LLC (also known as EMSI). As a result, we received a dividend of $9.9 million in connection with the sale commensurate with our equity ownership in CareerBuilder. Our share of CareerBuilder’s gain on the sale of EMSI was approximately $17.9 million which is included in Equity income (loss) in unconsolidated investments, net, on our Consolidated Statements of Income. In 2018, we recorded $14.2 million of equity earnings from our CareerBuilder investment (inclusive of the $17.9 million gain from EMSI sale).

Dividends received in 2018 from equity method investments totaled $13.5 million (inclusive of the $9.9 million CareerBuilder dividend discussed above). In 2017, prior to the sale of our majority ownership interest, CareerBuilder issued a dividend to its selling shareholders, of which $25.8 million was paid to TEGNA.

Cost method investments: The carrying value of cost method investments at December 31, 2018, was $24.5 million and $17.4 million at December 31, 2017. The increase is primarily due to new investments in Hudson MX, MadHive and Vizbee businesses during 2018.

Deferred debt issuance costs: These costs consist of amounts paid to lenders related to our revolving credit agreement. Debt issuance costs paid for our term debt and unsecured notes are accounted for as a reduction in the debt obligation (see Note 6).

NOTE 5 – Income taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

2018	Current	Deferred	Total
Federal	$77,795	$15,765	$93,560
State and other	9,527	4,280	13,807
Total	$87,322	$20,045	$107,367

2017	Current	Deferred	Total
Federal	$81,355	$(214,539)	$(133,184)
State and other	7,981	(12,043)	(4,062)
Total	$89,336	$(226,582)	$(137,246)

2016	Current	Deferred	Total
Federal	$155,558	$(4,323)	$151,235
State and other	5,792	(16,856)	(11,064)
Total	$161,350	$(21,179)	$140,171

Income from continuing operations before income taxes attributable to TEGNA Inc. consists entirely of domestic income.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State taxes (net of federal income tax benefit)	2.9	2.4	2.4
Domestic manufacturing deduction	—	(3.0)	(3.3)
Uncertain tax positions, settlements and lapse of statutes of limitations	(0.3)	(0.9)	(0.5)
Net deferred tax write offs and deferred tax rate adjustments	(1.0)	(6.3)	(2.4)
Enactment of the Tax Cuts and Jobs Act	(1.1)	(70.9)	—
Non-deductible transactions costs	—	1.2	0.8
Net excess benefits on share-based payments	0.1	(0.4)	(1.4)
Other, net	(0.5)	(1.3)	0.6
Effective tax rate	21.1%	(44.2%)	31.2%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for changes in tax laws or tax rates of the various tax jurisdictions as of the enacted date.

Pub. L. No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), was enacted into law as of December 22, 2017. Among other provisions, the Tax Act reduced the federal tax rate to 21% effective for us as of January 1, 2018. On the same date, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. We completed our 2017 U.S. federal and state returns in 2018 and recorded measurement period adjustments for the revaluation of deferred tax assets and liabilities at the reduced 21% federal tax rate, which reduced tax expense by $5.4 million and our 2018 effective income tax rate by one percentage point. As of December 31, 2018, the accounting for the income tax effects of the Tax Act has been completed.

Deferred tax liabilities and assets were composed of the following at the end of December 31, 2018 and December 31, 2017 (in thousands):

	Dec. 31,
	2018	2017
Liabilities
Accelerated depreciation	$43,396	$40,568
Accelerated amortization of deductible intangibles	427,760	420,301
Other	2,655	5,255
Total deferred tax liabilities	473,811	466,124
Assets
Accrued compensation costs	13,440	15,133
Pension and other post-retirement benefits	34,679	39,769
Loss carryforwards	120,695	132,214
Other	34,044	33,116
Total deferred tax assets	202,858	220,232
Valuation allowance	125,894	136,418
Total net deferred tax (liabilities)	$(396,847)	$(382,310)

As of December 31, 2018, we had approximately $452.9 million of capital loss carryforwards for federal and state purposes which can only be utilized to the extent capital gains are recognized. Losses of $351.8 million will expire if not used in 2019, while the remaining losses will expire if not used prior to 2023. As of December 31, 2018, we also had approximately $18.6 million of state net operating loss carryovers that, if not utilized, will expire in various amounts beginning in 2019 through 2038 and $0.4 million of state interest disallowance carryovers that do not expire.

Included in total deferred tax assets are valuation allowances of approximately $125.9 million as of December 31, 2018 and $136.4 million as of December 31, 2017, primarily related to federal and state capital losses and state net operating losses available for carry forward to future years. This $10.5 million change in the valuation allowance was the result of a $14.4 million decrease primarily due to the utilization and expected utilization of capital loss deferred tax assets, and a $3.9 million increase primarily related to valuation allowance required on certain stock-based compensation. If, in the future, we believe that it is more-likely-than-not that these deferred tax assets will be realized, the valuation allowances will be reversed in the Consolidated Statement of Income.

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

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

	2018	2017	2016
Change in unrecognized tax benefits
Balance at beginning of year	$15,043	$17,300	$19,491
Additions based on tax positions related to the current year	40	156	213
Additions for tax positions of prior years	2,631	11	162
Reductions for tax positions of prior years	—	(636)	(1,214)
Settlements	(182)	(852)	—
Reductions due to lapse of statutes of limitations	(4,689)	(936)	(1,352)
Balance at end of year	$12,843	$15,043	$17,300

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.6 million as of December 31, 2018, and $10.7 million as of December 31, 2017. This amount includes the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest for uncertain tax positions of $0.2 million in 2018 and $0.3 million in 2017 while recording expense of $0.7 million in 2016. The amount of accrued interest expense and penalties payable related to unrecognized tax benefits was $1.4 million as of December 31, 2018 and $1.6 million as of December 31, 2017.

We file income tax returns in the U.S. and various state jurisdictions. The 2015 through 2018 tax years remain subject to examination by the Internal Revenue Service and state authorities. Tax years before 2015 remain subject to examination by certain states due to ongoing audits.

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

NOTE 6 – Long-term debt

Our long-term debt is summarized below (in thousands):

	Dec. 31,
	2018	2017
Unsecured floating rate term loan paid quarterly through August 2018	$—	$20,500
VIE unsecured floating rate term loans paid quarterly through December 2018	—	646
Unsecured floating rate term loan due quarterly through June 2020	60,000	100,000
Unsecured floating rate term loan due quarterly through September 2020	165,000	225,000
Borrowings under revolving credit agreement expiring June 2023	50,000	—
Unsecured notes bearing fixed rate interest at 5.125% due October 2019	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	2,960,000	3,031,146
Debt issuance costs	(15,458)	(20,551)
Other (fair market value adjustments and discounts)	(76)	(2,902)
Total long-term debt	2,944,466	3,007,693
Less current portion of long-term debt maturities of VIE loans	—	646
Long-term debt, net of current portion	$2,944,466	$3,007,047

On June 21, 2018, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until June 21, 2023. The amendment also extended our permitted total leverage ratio to remain at 5.0x through June 30, 2019, reducing to 4.75x for the first quarter ending September 30, 2019 through the end of the fiscal quarter ending June 30, 2020, and then reducing to 4.5x for the fiscal quarter ending September 30, 2020 and thereafter.

As of December 31, 2018, we had unused borrowing capacity of $1.44 billion under our revolving credit facility.

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

Our debt maturities may be repaid with cash flow from operating activities, accessing capital markets or a combination of both. The following schedule of annual maturities of the principal amount of total debt assumes we use available capacity under our revolving credit agreement to refinance unsecured floating rate term loan payments and unsecured notes due in 2019 and 2020. Based on this refinancing assumption, all of the obligations due prior to 2023 are reflected as maturities for 2023, the year the revolving credit agreement expires (in thousands).

2019 (1)	$—
2020 (1)	—
2021 (1)	55,000
2022	—
2023 (2)	2,140,000
Thereafter	765,000
Total	$2,960,000

(1) Debt payments due in 2019, 2020 and 2021 are assumed to be repaid with funds from the revolving credit agreement, up to our maximum borrowing capacity. The revolving credit agreement expires in 2023. Excluding our ability to repay funds with the revolving credit agreement, contractual debt maturities are $420 million for 2019, $725 million in 2020 and $350 million in 2021.

(2) Assumes current revolving credit agreement borrowings come due in 2023 and credit facility is not extended.

NOTE 7 – Retirement plans

We have various defined benefit retirement plans. Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). In connection with our acquisition of KFMB, we assumed its preexisting pension plan which, as of the acquisition date, had a total net pension obligation of $7.3 million. All of KFMB’s plan participants’ benefits were frozen prior to the acquisition date. During the second quarter of 2018, the KFMB pension plan was merged into the TRP. The disclosure tables presented below include the assets and obligations of the TRP and the TEGNA Supplemental Retirement Plan (SERP). We use a December 31 measurement date convention for our retirement plans. Substantially all participants in the TRP and SERP had their benefits frozen before 2009, and in December 2017, we froze all remaining accruing benefits for certain grandfathered SERP participants.

Our pension expense, which include costs for our qualified TRP plan and non-qualified SERP plan, are presented in the following table (in thousands):

	2018	2017	2016
Service cost—benefits earned during the period	$12	$872	$816
Interest cost on benefit obligation	21,337	23,985	26,111
Expected return on plan assets	(30,935)	(26,322)	(26,764)
Amortization of prior service costs	168	635	670
Amortization of actuarial loss	5,124	8,357	7,615
Pension payment timing related charges	7,498	26	—
Total pension expense for company-sponsored retirement plans	$3,204	$7,553	$8,448

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

	Dec. 31,
	2018	2017
Change in benefit obligations
Benefit obligations at beginning of year	$614,111	$606,413
Service cost	12	872
Interest cost	21,337	23,985
Actuarial (gain) loss	(40,135)	26,700
Benefits paid	(36,222)	(39,143)
Acquisition of KFMB	25,966	—
Curtailment gain (1)	—	(4,716)
Settlements (2)	(30,274)	—
Benefit obligations at end of year	$554,795	$614,111
Change in plan assets
Fair value of plan assets at beginning of year	$439,149	$388,168
Actual (loss) return on plan assets	(29,016)	69,295
Employer contributions	45,219	20,829
Benefits paid	(36,222)	(39,143)
Acquisition of KFMB	18,694	—
Settlements (2)	(30,274)	—
Fair value of plan assets at end of year	$407,550	$439,149
Funded status at end of year	$(147,245)	$(174,962)
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(7,870)	$(30,742)
Accrued benefit cost—noncurrent	$(139,375)	$(144,220)
(1) Curtailment gain in 2017 was a result of our decision to freeze the SERP plan accruals for certain grandfathered participants. Beginning in 2018, all SERP participants will no longer accrue benefits under this plan.

(2) Settlements represent lump sum benefit payments to plan participants. When aggregate lump sums exceed the settlement threshold, pension payment timing related charges are incurred, and the lump sum payments prompting the charge are shown on a separate line from other benefit payments.

The funded status (on a projected benefit obligation basis of our principal retirement plans at December 31, 2018, is as follows (in thousands):

	Fair Value of Plan Assets	Benefit Obligation	Funded Status
TRP	$407,550	$491,354	$(83,804)
SERP (a)	—	62,892	(62,892)
All other	—	549	(549)
Total	$407,550	$554,795	$(147,245)
(a) The SERP is an unfunded, unsecured liability

The accumulated benefit obligation for all defined benefit pension plans was $554.8 million at December 31, 2018 and $614.1 million at December 31, 2017. Based on actuarial projections, cash contributions of $11.6 million are expected to be made to our retirement plans (comprised of contributions of $7.8 million for the SERP, $3.8 million for the TRP) during the year ended December 31, 2019.

The following table presents information for our retirement plans for which accumulated benefit obligation exceed assets (in thousands):

	Dec. 31,
	2018	2017
Accumulated benefit obligation	$554,768	$614,079
Fair value of plan assets	$407,550	$439,149

The following table presents information for our retirement plans for which projected benefit obligations exceed assets (in thousands):

	Dec. 31,
	2018	2017
Projected benefit obligation	$554,795	$614,111
Fair value of plan assets	$407,550	$439,149

The following table summarizes the pre-tax amounts recorded in accumulated other comprehensive loss that have not yet been recognized as a component of pension expense (in thousands):

	Dec. 31,
	2018	2017
Net actuarial losses	$(182,610)	$(175,415)
Prior service cost	(1,888)	(2,056)
Amounts in accumulated other comprehensive loss	$(184,498)	$(177,471)

The actuarial loss amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019 are $6.0 million. The prior service cost amounts expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019 are $0.1 million. Additionally, in 2019, we expect to incur a settlement charge of $0.7 million as a result of certain lump-sum payments that we expect to make from the SERP plan in 2019.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following (in thousands):

	2018	2017
Current year net actuarial (loss) gain	$(19,817)	$16,272
Amortization of previously deferred actuarial loss	5,124	8,357
Amortization of previously deferred prior service costs	168	635
Pension payment timing related charges	7,498	—
Curtailment gain	—	4,716
Prior service cost recognized in curtailment	—	26
Total	$(7,027)	$30,006

Pension costs: The following assumptions were used to determine net pension costs:

	2018	2017	2016
Discount rate	3.64%	4.12%	4.46%
Expected return on plan assets	7.00%	7.00%	7.00%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns. In 2019, we expect to have pension expense of approximately $3.5 million.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 31,
	2018	2017
Discount rate	4.34%	3.64%

Plan assets: The asset allocation for the TRP at the end of 2018 and 2017, and target allocations for 2019, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2019	2018	2017
Equity securities	57%	57%	56%
Debt securities	38%	39%	39%
Other	5%	4%	5%
Total	100%	100%	100%

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our TRP assets was -5.6% for 2018, 20.3% for 2017 and 7.4% for 2016.

Cash flows: We estimate we will make the following benefit payments (from either retirement plan assets or directly from our funds), which reflect expected future employee service, as appropriate (in thousands):

2019	$48,038
2020	37,882
2021	38,384
2022	39,342
2023	39,195
2024-2028	$192,299

401(k) savings plan

Substantially all our employees (other than those covered by a collective bargaining agreement) are eligible to participate in our principal defined contribution plan, The TEGNA 401(k) Savings Plan. Employees can elect to contribute up to 50% of their compensation to the plan subject to certain limits.

For most participants, the plan’s 2018 matching formula is 100% of the first 4% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $13.3 million in 2018, $14.4 million in 2017 and $13.5 million in 2016. We settle the 401(k) employee company stock match obligation by buying our stock in the open market and depositing it in the participants’ accounts.

Multi-employer plan

We contribute to the AFTRA Retirement Plan (AFTRA Plan), a multi-employer defined benefit pension plan, under the terms of collective-bargaining agreements (CBA) that cover certain union-represented employees. The risks of participating in this multi-employer plan are different from single-employer plans in the following aspects:

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

We make all required contributions to the AFTRA plan as determined under the respective CBAs. We contributed $2.4 million in 2018, $2.4 million in 2017 and $1.8 million in 2016. Our contribution to the AFTRA Retirement Plan represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued for the period ending November 30, 2017.

Expiration dates of the CBAs in place range from January 28, 2019 to December 5, 2019. The AFTRA Plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

We incurred no expenses for multi-employer withdrawal liabilities for the years ended December 31, 2018 and 2017.

NOTE 8 – Fair value measurement

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

Our deferred compensation investments were valued using Level 1 inputs with a fair value of $14.6 million as of December 31, 2017. Our deferred compensation assets were invested in a fixed income mutual fund. During the first quarter of 2018, we liquidated the deferred compensation investment to cover payments made to SERP participants.

Cost method investments in private companies are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The carrying value of these investments was $24.5 million as of December 31, 2018 and $17.4 million as of December 31, 2017. There were no events or changes in circumstance that suggested an impairment or an observable price change to any of our cost method investments in 2018, 2017 and 2016. The cost method investments are classified in Level 3 of the fair value hierarchy.

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and long-term debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values due to the short-term nature of these instruments. The fair value of our total long-term debt, determined based on the bid and ask quotes for the related debt (Level 2), totaled $2.96 billion at December 31, 2018 and $3.16 billion at December 31, 2017.

In the second quarter of 2017, we recorded a non-cash impairment charge of $332.9 million related to our former CareerBuilder reporting unit. This impairment charge is recorded within the income (loss) from discontinued operations line item within the Consolidated Statements of Income. In 2016, we recorded non-cash goodwill impairment charge of $15.2 million related to our former Cofactor reporting unit. In each case, the fair value determination of goodwill was determined using a combination of an income approach (discounted cash flow valuation analysis) and market-based approach (guideline public company analysis) and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used.

During the second half of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma. In particular, Hurricane Harvey caused major damage to our Houston television station (KHOU), and as a result in 2017, we recognized $11.1 million in non-cash charges, writing off destroyed equipment and recording an impairment on the building (fair value of the building was determined using a market based valuation). In addition, we incurred $15.8 million in cash expenses related to repairing the studio and office and providing for additional staffing and operational needs to keep the station operating during and immediately following these weather emergencies. Partially offsetting these expenses, we received insurance proceeds of $26.0 million ($5.0 million was received in the third quarter of 2017 and $21.0 million was received in the fourth quarter of 2017). The net expense impact from the hurricane of $0.9 million has been recorded in asset impairment and other (gains) charges on our Consolidated Statements of Income.

During 2018 we recorded a $2.0 million impairment charge associated with debt investments due to decline in the fair value of the investee. We also recorded a non-cash impairment charge of $5.8 million in 2017 associated with the write-off of a note receivable from one of our former equity method investments.

The below fair value tables relate to our TRP pension plan assets (in thousands):

Pension Plan Assets
Fair value measurement as of Dec. 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$958	$—	$—	$958
Corporate stock	83,489	—	—	83,489
Interest in registered investment companies	39,007	—	—	39,007
Total	$123,454	$—	$—	$123,454
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$104,993
Common collective trust - fixed income				158,580
Hedge funds				16,126
Partnership/joint venture interests				4,397
Total fair value of plan assets				$407,550

Fair value measurement as of Dec. 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and other	$935	$—	$—	$935
Corporate stock	82,698	—	—	82,698
Interest in registered investment companies	45,186	—	—	45,186
Total	$128,819	$—	$—	$128,819
Pension plan investments valued using net asset value as a practical expedient:
Common collective trust - equities				$117,778
Common collective trust - fixed income				170,977
Hedge funds				15,756
Partnership/joint venture interests				5,819
Total fair value of plan assets				$439,149

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

Nine of the investments in collective trusts are fixed income funds, whose strategy is to use individual subfunds to efficiently add a representative sample of securities in individual market sectors to the portfolio. The remaining four investments in collective trusts held by the Plan are invested in equity funds. The strategy of these funds is to generate returns predominantly from developed equity markets. These funds are generally redeemable with a short-term written or verbal notice. There are no unfunded commitments related to these types of funds.

Investments in partnerships are valued at the net asset value of our investment in the fund as reported by the fund managers. The Plan holds investments in two partnerships. One partnership’s strategy is to generate returns through real estate-related investments. Certain distributions are received from this fund as the underlying assets are liquidated. The other partnership’s strategy is to generate returns through investment in developing equity markets. This fund is redeemable with a 30-day notice, subject to a 0.55% charge. Future funding commitments to our partnership investments totaled $0.7 million as of December 31, 2018 and 2017.

As of December 31, 2018, pension plan assets include one hedge fund which is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Investments in hedge funds are valued at the net asset value as reported by the fund managers. Shares in the hedge fund are generally redeemable twice a year or on the last business day of each quarter with at least 95 days written notice subject to a potential 5% holdback. There are no unfunded commitments related to the hedge funds.

We review audited financial statements and additional investor information to evaluate fair value estimates from our investment managers or fund administrator. Our policy is to recognize transfers between levels at the beginning of the reporting period. There were no transfers between levels during the period.

NOTE 9 – Shareholders’ equity

At December 31, 2018, and 2017, our authorized capital was comprised of 800 million shares of common stock and 2 million shares of preferred stock. At December 31, 2018, shareholders’ equity of TEGNA included 215.8 million shares that were outstanding (net of 108.7 million shares of common stock held in treasury). At December 31, 2017, shareholders’ equity of TEGNA included 214.9 million that were outstanding (net of 109.5 million shares of common stock held in treasury). No shares of preferred stock were issued and outstanding at December 31, 2018, or 2017.

Capital stock and earnings per share

We report earnings per share on two bases, basic and diluted. All basic income per share amounts are based on the weighted average number of common shares outstanding during the year. The calculation of diluted earnings per share also considers the assumed dilution from the exercise of stock options and from the issuance of performance shares and restricted stock units.

Our earnings per share (basic and diluted) for 2018, 2017, and 2016 are presented below (in thousands, except per share amounts):

	2018	2017	2016
Income from continuing operations	$401,340	$447,962	$309,120
Income (loss) from discontinued operations, net of tax	4,325	(232,916)	178,879
Net loss (income) attributable to noncontrolling interests from discontinued operations	—	58,698	(51,302)
Net income attributable to TEGNA Inc.	$405,665	$273,744	$436,697

Weighted average number of common shares outstanding - basic	216,184	215,587	216,358
Effect of dilutive securities
Restricted stock	139	659	1,424
Performance share units	97	550	997
Stock options	201	682	902
Weighted average number of common shares outstanding - diluted	216,621	217,478	219,681

Earnings from continuing operations per share - basic	$1.86	$2.08	$1.43
Earnings from discontinued operations per share - basic	0.02	(0.81)	0.59
Earnings per share - basic	$1.88	$1.27	$2.02

Earnings from continuing operations per share - diluted	$1.85	$2.06	$1.41
Earnings from discontinued operations per share - diluted	0.02	(0.80)	0.58
Earnings per share - diluted	$1.87	$1.26	$1.99

Our calculation of diluted earnings per share includes the dilutive effects for the assumed vesting of outstanding restricted stock units, performance share units, and exercises of outstanding stock options based on the treasury stock method. The diluted earnings per share amounts exclude the effects of approximately 205,000 stock awards for 2018, 190,000 for 2017, and 150,000 for 2016, as their inclusion would be accretive to earnings per share.

Share repurchase program

In the third quarter of 2017, our Board of Directors approved a new share repurchase program for up to $300.0 million of our common stock over the next three years. During 2018, 0.5 million shares were repurchased for $5.8 million. In 2017, 1.5 million shares were purchased for $23.5 million, and in 2016, 7.0 million shares were purchased for $161.9 million. Repurchased shares are included in the Consolidated Balance Sheets as Treasury Stock. As of December 31, 2018, the value of shares that may be repurchased under the existing program is $279.1 million.

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

Stock-Based Compensation Plans

In May 2001, our shareholders approved the adoption of the 2001 Omnibus Incentive Compensation Plan (the Plan). The Plan is administered by the Executive Compensation Committee of the Board of Directors and was amended and restated as of May 4, 2010, to increase the number of shares reserved for issuance to 60.0 million shares of our common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance share units, performance share awards, and other equity-based and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

During the first quarter of 2018, the Leadership Development and Compensation Committee (LDCC) of the Board of
Directors established new performance metrics for long-term incentive awards for our executives under the Plan, as amended, designed to better reflect TEGNA as a pure-play broadcaster. On March 1, 2018, we granted certain employees performance share awards (PSAs) reflecting these new metrics with aggregate target awards of approximately 0.6 million shares of our common stock.

The number of shares earned under the PSA program will be determined based on the achievement of certain financial performance criteria (adjusted EBITDA and free cash flow as defined by the PSA) over a two-year cumulative financial performance period. If the financial performance criteria are met and certified by the LDCC, the shares earned under the PSA will be subject to an additional one year service period before the common stock is released to the employees. The PSAs do not pay dividends or allow voting rights during the performance period. Therefore, the fair value of the PSA is the quoted market value of our stock on the grant date less the present value of the expected dividends not received during the relevant performance period. The PSA provides the LDCC with limited discretion to make adjustments to the financial targets to ensure consistent year-to-year comparison for the performance criteria.

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

Prior to 2018, senior executives participated in a performance share award plan (PSU) in which the number of shares that an executive receives is determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of companies during the three-year period. For this PSU award, we recognize the grant date fair value of each PSU, less estimated forfeitures, as compensation expense ratably over the incentive period. Fair value was determined by using a Monte Carlo valuation model. Each PSU is equal to and paid in one share of our common stock, but carries no voting or dividend rights. The number of shares ultimately issued for each PSU award may range from 0% to 200% of the award’s target. No PSUs were awarded in 2018.

We also issue stock-based compensation to employees in the form of RSUs. These awards generally entitle employees to receive at the end of a specified vesting period one share of common stock for each RSU granted, conditioned on continued employment for the relevant vesting period. RSUs granted in 2015 and 2016 vest 25% per year over a four-year vesting period and are settled in common stock at the end of the four-year vesting period. RSUs granted since 2016 vest 25% per year and settle annually. RSUs do not pay dividends or confer voting rights in respect of the underlying common stock during the vesting period. RSUs are valued based on the fair value of our common stock on the date of grant less the present value of the expected dividends not received during the relevant vesting period. The fair value of the RSU, less estimated forfeitures, is recognized as compensation expense ratably over the vesting period. We have generally granted both RSUs and performance share awards to employees on January 1, however, beginning in 2018, awards were granted on March 1 and we expect this will be the annual grant date for the foreseeable future.

The Plan also permits us to issue restricted stock. Restricted Stock is an award of common stock that is subject to restrictions and such other terms and conditions determined by the LDCC.

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

Expected dividend – The dividend assumption is based on our expectations about our dividend policy on the date of grant.

Estimated forfeitures – When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual forfeitures.

The following assumptions were used to estimate the fair value of PSUs:

PSU Activity	2017	2016
Expected term	3 yrs.	3 yrs.
Expected volatility	29.90%	39.60%
Risk-free interest rate	1.47%	1.31%
Expected dividend yield	2.62%	2.19%

Stock-based Compensation Expense: The following table shows the stock-based compensation related amounts recognized in the Consolidated Statements of Income for equity awards pertaining to continuing operations (in thousands):

	2018	2017	2016

Restricted stock and RSUs	$7,260	$9,408	$9,957
PSAs and PSUs	5,271	6,234	6,341
Stock options	—	427	—
Total stock-based compensation	12,531	16,069	16,298
Total income tax (provision) benefit	(184)	7,442	12,677
Stock-based compensation net of tax	$12,715	$8,627	$3,621

Restricted Stock and RSUs: As of December 31, 2018, there was $15.1 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.5 years.

In connection with the spin-off of our Cars.com business, and in accordance with our equity award Plan, the number of RSUs outstanding on May 31, 2017 (the Cars.com Distribution Date) were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. For restricted stock and RSUs granted in 2016 and 2017 prior to the Cars.com Distribution Date, adjustments were determined by comparing the fair value of such awards immediately prior to the spin-off to the fair value of such awards immediately after (the Cars.com Adjustment), which resulted in an aggregate increase of 606,377 RSUs as noted in the table below.

A summary of restricted stock and RSU awards is presented below:

	2018		2017		2016
Restricted Stock and RSU Activity	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Unvested at beginning of year	1,062,550	$21.29	1,143,421	$25.66	2,126,526	$21.55
Granted	1,198,787	11.99	989,443	19.41	616,743	25.08
Vested	(477,050)	15.11	(1,162,231)	25.18	(1,277,444)	19.22
Canceled	(216,583)	17.98	(514,460)	21.49	(322,404)	22.27
Adjustment due to spin-off of Cars.com (a)	—		606,377		—
Unvested at end of year (a)	1,567,704	$14.65	1,062,550	$21.29	1,143,421	$25.66

(a) The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested RSUs as of Dec. 31, 2017 reflect the adjustment.

PSUs: As of December 31, 2018, there was $1.1 million of unrecognized compensation cost related to non-vested PSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.0 year.

In connection with the spin-off of our Cars.com business, and in accordance with our equity award Plan, the number of target PSUs outstanding on the Cars.com Distribution Date were adjusted with the intention of preserving the intrinsic value of the awards prior to the separation. For PSUs granted in 2017 prior to the Cars.com Distribution Date, the Cars.com Adjustment was made and resulted in an aggregate increase of 178,775 PSUs as noted in the table below.

A summary of our PSUs is presented below:

	2018		2017		2016
PSUs Activity	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value	Target number of shares	Weighted average fair value
Unvested at beginning of year	662,835	$25.87	1,018,950	$35.60	1,385,940	$29.21
Granted	—		307,950	23.92	392,589	30.69
Vested	(383,095)	27.19	(774,267)	36.94	(687,125)	20.12
Canceled	(28,900)	25.39	(68,573)	31.80	(72,454)	34.96
Adjustment due to spin-off of Cars.com (a)	—		178,775		—
Unvested at end of year (a)	250,840	$23.92	662,835	$25.87	1,018,950	$35.60

(a) The weighted-average grant date fair value of the PSUs included in the line item “Adjustment due to spin-off of Cars.com” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.59. The weighted-average grant date fair value of the unvested PSUs as of Dec. 31, 2017 reflect the adjustment.

PSAs: The PSAs were first granted in 2018. A summary 2018 activity for the PSAs is presented below:

	2018
PSAs Activity	Target number of shares	Weighted average fair value
Unvested at beginning of year	—
Granted	565,187	$12.05
Vested	(91,451)	12.05
Canceled	(23,651)	12.05
Unvested at end of year	450,085	$12.05

Stock Options: No stock options were granted in 2018, 2017 or 2016. All outstanding options were fully vested as of December 2016, which we previously recognized as compensation cost ratably over the four-year incentive period. At December 31, 2018 and 2017, there were 0.4 million (weighted average exercise price of $8.56) and 1.3 million (weighted average exercise price of $8.25) stock options outstanding. Stock options outstanding at December 31, 2018, have a weighted average remaining contractual life of approximately 0.33 years and an aggregate intrinsic value of $0.9 million.

Stock options exercised totaled 0.8 million in 2018, 0.8 million in 2017, and 0.2 million in 2016. The weighted average exercise price was $8.10 in 2018, $9.07 in 2017, and $11.03 in 2016. The intrinsic value of all stock options exercised was $5.2 million in 2018, $5.3 million in 2017 and $2.3 million in 2016.

Accumulated other comprehensive loss

The elements of our Accumulated Other Comprehensive Loss (AOCL) principally consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in AOCL, net of tax and noncontrolling interests (in thousands):

2018	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(107,037)	$114	$(106,923)
Other comprehensive (loss) income before reclassifications	(14,450)	268	(14,182)
Amounts reclassified from AOCL	9,439	—	9,439
Total other comprehensive income	$(5,011)	$268	$(4,743)
Reclassification of stranded tax effects to retained earnings	(24,845)	—	(24,845)
Balance at end of year	$(136,893)	$382	$(136,511)

2017	Retirement Plans	Foreign Currency Translation (1)	Other	Total
Balance at beginning of year	$(124,978)	$(28,560)	$(8,035)	$(161,573)
Other comprehensive income (loss) before reclassifications	12,496	6,649	(1,707)	17,438
Amounts reclassified from AOCL	5,445	22,025	9,742	37,212
Balance at end of year	$(107,037)	$114	$—	$(106,923)

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

AOCL components are included in the computation of net periodic post-retirement costs which include pension costs discussed in Note 7 and our other post-retirement benefits (health care and life insurance benefits). Reclassifications out of AOCL related to these post-retirement plans include the following (in thousands):

	2018	2017	2016
Amortization of prior service (credit) cost	$(403)	$63	$96
Amortization of actuarial loss	5,544	8,774	7,972
Pension payment timing related charges	7,498	—	—
Total reclassifications, before tax	12,639	8,837	8,068
Income tax effect	(3,200)	(3,392)	(3,128)
Total reclassifications, net of tax	$9,439	$5,445	$4,940

Adjustments related to spun-off businesses

Cars.com

On May 31, 2017, we completed the spin-off of Cars.com. As a result of the spin-off, we disposed of all Cars.com asset and liability amounts, which resulted in a reduction of retained earnings of $1.5 billion in 2017.

Publishing

During 2016, we reduced retained earnings in our Consolidated Statements of Equity by $42.5 million related to two adjustments pertaining to the spin-off of our publishing businesses in 2015. The first adjustment reduced retained earnings by $7.7 million related to discrepancies in participant data in our post-retirement plans.

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

NOTE 10 – Business operations and segment information

Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services offered by the segments, and the financial information that is evaluated regularly by our chief operating decision maker.

Immediately following the spin-off of Cars.com and the sale of our majority stake in CareerBuilder, we began classifying our operations as one operating and reportable segment, Media, which consists of our 49 television stations operating in 41 markets, offering high-quality television programming and digital content. Also included in the Media Segment is our DMS business which was previously reported in our Digital Segment. The historical periods below have also been updated to restate the historical results of our DMS business within our Media business.

As a result of classifying the former Digital Segment’s historical financial results as discontinued operations there is no remaining activity following 2016 as shown in the tables below. The 2016 activity shown below for our Digital Segment relates to our former Cofactor business which did not meet the criteria for discontinued operation reporting when the business was sold in December 2016.

Segment operating results for continuing operations are summarized as follows (in thousands):
Business segment financial information

	2018	2017	2016
Revenues
Media	$2,207,282	$1,903,026	$1,994,120
Digital	—	—	9,968
Total	$2,207,282	$1,903,026	$2,004,088
Operating income
Media (1)	$752,292	$602,514	$800,791
Digital (1)	—	—	(30,241)
Corporate (1)	(53,816)	(56,612)	(62,398)
Total	$698,476	$545,902	$708,152
Depreciation, amortization, asset impairment and other (gains) charges
Media (1)	$73,737	$79,398	$85,890
Digital (1)	—	—	21,166
Corporate (1)	1,349	1,669	3,706
Total	$75,086	$81,067	$110,762
Capital expenditures
Media	$62,141	$39,055	$41,572
Digital	—	—	—
Corporate	3,089	390	1,643
Total	$65,230	$39,445	$43,215

(1)	Operating income for Media and Digital Segments includes pre-tax net asset impairment and other (gains) charges for each year presented. See Note 11.

NOTE 11 – Asset impairment and other (gains) charges

As events occur, or circumstances change, we may recognize non-cash impairment charges to reduce the book value of goodwill, other intangible assets and other long-lived assets or to record charges (gains) related to facility consolidations efforts, or unique events.

A summary of these items by year (pre-tax basis) is presented below (in thousands):

	2018	2017	2016
Property and equipment (gains) impairments	$(5,989)	$2,183	$6,085
Lease exit and other charges	551	1,350	4,558
Hurricane related losses, net	1,137	896	—
Reimbursement of spectrum repacking	(7,400)	—	—
Goodwill and intangible asset impairments	—	—	21,487
Total asset impairment and other (gains) charges	$(11,701)	$4,429	$32,130

Property and equipment (gains) impairments: In 2018 we recognized a $6.0 million gain as a result of the sale of real estate in Houston. During 2017, we recorded $2.2 million of impairment charges associated with operating assets at one of our television stations. The 2016 charge is primarily related to a $4.7 million impairment associated with a long-lived asset that was sold.

Lease exit and other charges: These charges primarily relate to the early exit of various leases. The 2018 and 2016 charges relate to exiting a lease used by our former Cofactor business, which operated within our former Digital segment. The 2017 charge relates to the consolidation of office space at corporate headquarters and at our DMS business unit.

Hurricane related losses, net: In the third quarter of 2017, a few of our television stations were impacted by hurricanes Harvey and Irma and a result, we incurred net losses of $0.9 million, comprised of expenses of $26.9 million, partially offset by $26.0 million of insurance proceeds. We recognized additional losses of $1.1 million related to hurricane damage in 2018.

Reimbursement of spectrum repacking: Some of our stations have had to purchase new equipment in order to comply with the FCC spectrum repacking initiative. As part of this initiative, the FCC is reimbursing companies for costs incurred to comply with the new requirements. In 2018, we received $7.4 million of such reimbursements, which we have recorded as contra expense.

Goodwill and intangible asset impairments: In 2016, we recorded a non-cash goodwill impairment charge of $15.2 million for our former Cofactor reporting unit, representing the full amount of goodwill for that reporting unit. Also in 2016, we recognized a $6.3 million charge associated with an internally produced program.

NOTE 12 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Consolidated Statement of Cash Flows (in thousands):

	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2016
Cash and cash equivalents included in:
Continuing operations	$135,862	$98,801	$15,879
Discontinued operations	—	—	61,041
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	29,240	—
Investments and other assets	—	—	28,197
Cash, cash equivalents and restricted cash	$135,862	$128,041	$105,117

Our restricted cash equivalents consisted of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	For the year ended Dec. 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$62,889	$154,693	$206,271
Cash paid for interest	$182,465	$200,512	$225,462

NOTE 13 – Other matters

Litigation: In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. We have received a Civil Investigative Demand (CID) in connection with the DOJ’s investigation. The investigation is ongoing.

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

The Advertising Cases are in the very early stages, and have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. Plaintiffs are a class consisting of all persons and entities in the United States who paid for all or a portion of advertisement time on local TV provided by the defendants. The defendants named in the complaint are Gray Television, Inc., Hearst Communications, Nexstar Media, Inc., TEGNA Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

Commitments: The following table summarizes the expected cash outflow related to our unconditional purchase obligations that are not recorded on our balance sheet as of December 31, 2018. Such obligations include future payments related to operating leases, programming contracts and purchase obligations (in thousands).

	Operating Leases	Programming Contracts	Purchase Obligations
2019	$10,443	$480,379	$72,637
2020	9,938	398,050	34,374
2021	11,680	124,501	4,908
2022	10,861	133,980	1,040
2023	10,322	120,702	336
Thereafter	73,933	310	—
Total	$127,177	$1,257,922	$113,295

Leases: Approximate future minimum annual rentals payable under non-cancelable operating leases, primarily relate to facilities and antenna sites, total $127.2 million. Total rental expense in 2018 was $18.5 million, $21.0 million in 2017 and $24.6 million in 2016.

Programming contracts: We have $1.26 billion of commitments under programming contracts that include television station commitments to purchase programming to be produced in future years. This also includes amounts related to our network affiliation agreements. Network affiliation agreements may include variable fee components such as subscriber levels, which in have been estimated and reflected in the table above.

Purchase obligations: We have commitments under purchasing obligations totaling $113.3 million pertaining to technology related capital projects, news and market data services, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2018, are reflected in the Consolidated Balance Sheet as accounts payable and accrued liabilities and are excluded from the $113.3 million.

Major Customers: Customers that purchase our advertising and marketing services are comprised of local, regional, and national advertisers across our markets. Our subscription revenue customers include cable operators and satellite providers for carriage of our television stations. We have two customers that purchase both advertising and marketing services and pay us compensation related to retransmission consent agreements, each of which represented more than 10% of consolidated revenues in 2018 and 2017. Such customers represented $245.3 million and $223.8 million of consolidated revenue in fiscal year ended December 31, 2018. The same customers accounted for $215.4 million and $202.4 million of consolidated revenue in 2017, and no customer accounted for more than 10% of consolidated revenues in 2016.

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our capital expenditures in connection with the repack will occur in 2018 and 2019. To date, we have incurred approximately $17.6 million in capital expenditures for the spectrum repack project (of which $16.3 million was paid during 2018). We have received FCC reimbursements of approximately $7.4 million through December 31, 2018. The reimbursements were recorded as a contra operating expense within our asset impairment and other (gains) charges line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

As noted above, while we did not sell any of our spectrum in the auction, we did enter into a channel share agreement with another broadcaster that sold spectrum in the auction. Pursuant to the terms of our channel share agreement we received $32.6 million in cash proceeds during the third quarter of 2017. These proceeds were deferred and will be amortized on a straight-line basis as other revenue over a 20 year period. The $32.6 million cash proceeds were reflected as cash flow from operating activities on our Consolidated Statements of Cash Flow in 2017.

Reduction in Force Programs: During the third quarter of 2018, we initiated reduction in force programs at our corporate headquarters and our DMS business unit, which resulted in a total severance charge of $7.3 million which was recorded within the Cost of revenues, Business units - Selling, general and administrative, and Corporate - General and administrative costs within the Statement of Income. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure-play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions will receive lump sum severance payments. As of the end of 2018, we have a remaining accrual of approximately $4.9 million related to these actions, substantially all of which will be paid in 2019.

NOTE 14 – Discontinued operations

Cars.com Spin-off

On May 31, 2017, we completed the spin-off of Cars.com. The spin-off was effected through a pro rata distribution of all outstanding common shares of Cars.com to TEGNA stockholders of record at the close of business on May 18, 2017 (the Record Date). Stockholders retained their TEGNA shares and received one share of Cars.com for every three shares of TEGNA stock they owned on the Record Date. Cars.com began “regular way” trading on the New York Stock Exchange on June 1, 2017 under the symbol “CARS”.

CareerBuilder Sale

On July 31, 2017, we sold our majority ownership interest in CareerBuilder to an investor group led by investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager, and the Ontario Teachers’ Pension Plan Board. Our share of the pre-tax net cash proceeds from the sale was $198.3 million. As part of the agreement, we remain an ongoing partner in CareerBuilder, retaining an approximately 17% interest (or approximately 10% on a fully-diluted basis) and two seats on CareerBuilder’s 10 person board. Following the sale, CareerBuilder is no longer consolidated within our reported operating results. Our remaining ownership interest is being accounted for as an equity method investment. In 2018, we recorded $14.2 million of equity earnings from our remaining interest in CareerBuilder.

Financial Statement Presentation

As a result of the Cars.com and CareerBuilder transactions described above, the operating results of our former Digital Segment have been included in discontinued operations in the Consolidated Statements of Income for all periods presented.

The 2017 discontinued operations activity includes a $342.9 million pre-tax loss related to the sale of CareerBuilder (after noncontrolling interest, $271.7 million of the pre-tax loss is attributable to TEGNA). The pre-tax loss includes a goodwill impairment charge of $332.9 million and costs to sell the business of $10.9 million. Fair value used for the pre-tax loss was based on the enterprise value of CareerBuilder as determined in the definitive purchase agreement.

In the third quarter of 2018, we recorded a tax benefit from discontinued operations of $4.3 million. The tax benefit primarily relates to updating the 2017 income tax provision estimates for CareerBuilder and Cars.com to the 2017 federal tax return completed during the third quarter of 2018.

The following table presents the financial results of Digital Segment discontinued operations (in thousands):

	2018	2017	2016
Revenues	$—	$647,021	$1,340,489
Operating expenses	—	923,683	1,071,028
(Loss) income from discontinued operations, before income taxes	—	(277,741)	256,863
(Benefit) provision for income taxes	(4,325)	(44,826)	77,984
Income (loss) from discontinued operations, net of tax	4,325	(232,915)	178,879
Net loss (income) attributable to noncontrolling interests from discontinued operations	$—	$58,698	$(51,302)

The financial results reflected above may not represent our former Digital Segment stand-alone operating results, as the results reported within income from discontinued operations, net, include only certain costs that are directly attributable to these businesses and exclude certain corporate overhead costs that were previously allocated for each period.

For earnings per share information on discontinued operations, see Note 9.

In our Consolidated Statement of Cash Flows, the cash flows from discontinued operations are not separately classified, but supplemental cash flow information for these business units is presented below. The depreciation, amortization, and significant cash investing items of the former Digital Segment discontinued operations were as follows (in thousands):

	2018	2017	2016
Depreciation	$—	$19,569	$34,162
Amortization of intangible assets	—	40,300	91,696
Capital expenditures	—	37,441	51,581
Payments for acquisitions, net of cash acquired	$—	$—	$206,077

SELECTED FINANCIAL DATA (Unaudited)
(See notes below as well as ‘a’ and ‘b’ on page 71)

In thousands of dollars, except per share amounts		Fiscal Year (1)
	2018	2017	2016	2015	2014
Revenues	$2,207,282	$1,903,026	$2,004,088	$1,764,822	$1,780,693
Operating expenses	1,508,806	1,357,124	1,295,936	1,134,528	1,237,530
Operating income	698,476	545,902	708,152	630,294	543,163
Non-operating (expense) income
Equity income (loss) in unconsolidated investments, net	13,792	10,402	(3,414)	(2,795)	(3,256)
Interest expense	(192,065)	(210,284)	(231,995)	(273,152)	(269,781)
Other non-operating expenses	(11,496)	(35,304)	(23,452)	(8,681)	(59,798)
Total	(189,769)	(235,186)	(258,861)	(284,628)	(332,835)
Income before income taxes	508,707	310,716	449,291	345,666	210,328
Provision (Benefit) for income taxes	107,367	(137,246)	140,171	116,060	20,740
Income from continuing operations	$401,340	$447,962	$309,120	$229,606	$189,588
Income from continuing operations per share:
basic	$1.86	$2.08	$1.43	$1.02	$0.84
diluted	$1.85	$2.06	$1.41	$1.00	$0.82
Other selected financial data
Dividends declared per share	$0.28	$0.35	$0.56	$0.68	$0.80
Weighted average number of common shares outstanding
basic	216,184	215,587	216,358	224,688	226,292
diluted	216,621	217,478	219,681	229,721	231,907
Financial position and cash flow
Long-term debt, excluding current maturities (2)	$2,944,466	$3,007,047	$4,042,749	$4,169,016	$4,488,028
TEGNA Inc. Shareholders’ equity (3)	$1,355,335	$995,041	$2,271,418	$2,191,971	$3,254,914
Total assets (3)	$5,276,842	$4,962,115	$8,542,725	$8,505,958	$11,242,195
Free cash flow (4)	$469,379	$312,543	$583,905	$560,683	$712,315
Return on equity (5)	34.5%	16.8%	19.6%	16.9%	35.7%
Credit ratio
Leverage ratio (6)	3.98x	4.32x	3.89x	4.08x	2.96x

(1)	Beginning with our 2015 fiscal year, we changed to a calendar year-end reporting cycle. All fiscal years prior to 2015 included 52 weeks.

(2)	The decrease in our long-term debt in 2017 was primarily due to payments made using the proceeds from the spin-off of Cars.com and sale of CareerBuilder.

(3)	The decrease in TEGNA Inc. Shareholders’ equity and total assets in 2017 is due to the spin-off of Cars.com and sale of CareerBuilder.

(4)
See page 25 for a reconciliation of free cash flow to net cash flow from operating activities, which we believe is the most directly comparable measure calculated and presented in accordance with GAAP.

(5)	Calculated using income from continuing operations plus earnings from discontinued operations.

(6)
The leverage ratio is calculated in accordance with our revolving credit agreement and term loan agreements. Currently, we are required to maintain a leverage ratio of less than 5.0x. These agreements are described more fully on page 17 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTES TO SELECTED FINANCIAL DATA (Unaudited)

(a)We have made the significant acquisitions and dispositions listed below during the periods presented in the Selected Financial Data table presented above. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition. See Note 2 of the consolidated financial statements for further information on the acquisitions.

(b)During the period, we sold or otherwise disposed of substantially all of the assets or capital stock of certain other significant subsidiaries and divisions of other subsidiaries, which are listed below. See Note 2 and Note 13 of the consolidated financial statements for further information on the dispositions.

Acquisitions and dispositions occurring during 2018-2014 are shown below:

Acquisitions 2018-2014
Year	Name	Location	Description of Business
2018	KFMB-TV, KFMB-D2, KFMB-AM and KFMB-FM	San Diego, CA	Television and radio stations
2015	KGW, WHAS and KMSB	Portland, OR, Louisville, KY and Tucson, AZ	Television stations
2014	London Broadcasting Company	Abilene, Beaumont, Bryan, Corpus Christi, Longview, Port Arthur, San Angelo, Sweetwater, Temple, Tyler, Waco all in Texas	Television stations

Dispositions 2018-2014
Year	Name	Location	Description of Business
2017	Cars.com	Chicago, IL	Digital automotive marketplace
	CareerBuilder	Chicago, IL	Global leader in human capital solutions
2016	Cofactor (ShopLocal)	Chicago, IL	Marketing and database services company
	Sightline Media Group (Sightline)	Springfield, VA	Weekly and monthly periodicals
2015	Gannett Healthcare Group	Hoffman Estates, IL	Provides continuing education, certification test preparation, online recruitment, digital media, publications and related services for nurses and other healthcare professionals
	Gannett Co., Inc.	McLean, VA	Multi-platform news and information company
	Clipper Magazine	Mountville, PA	Advertising and marketing solutions provider
	Mobestream Media	Dallas, TX	Developer of the Key Ring consumer rewards mobile platform
	PointRoll	King of Prussia, PA	Multi-screen digital ad tech and services company
2014	KMOV	St. Louis, MO	Television station
	KTVK/KASW	Phoenix, AZ	Television stations

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts	2018 Quarters
	First	Second (1)	Third (2)	Fourth (3)	Total
Revenues	$502,090	$524,080	$538,976	$642,136	$2,207,282
Operating income	137,015	154,135	154,284	253,042	698,476
Net income from continuing operations	55,187	92,512	92,826	160,815	401,340
Net income from discontinued operations	—	—	4,325	—	4,325
Net income attributable to TEGNA Inc.	55,187	92,512	97,151	160,815	405,665
Earnings from continuing operations per share - diluted	$0.25	$0.43	$0.43	$0.74	$1.85
Net income per share - diluted	$0.25	$0.43	$0.45	$0.74	$1.87

In thousands of dollars, except per share amounts	2017 Quarters
	First (4)	Second (5)	Third (6)	Fourth (7)	Total
Revenues	$459,070	$489,369	$464,264	$490,323	$1,903,026
Operating income	123,111	150,080	116,861	155,850	545,902
Net income from continuing operations	44,658	49,270	50,754	303,280	447,962
Net income (loss) from discontinued operations	19,241	(241,699)	(10,803)	345	(232,916)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(6,185)	62,077	2,806	—	58,698
Net income (loss) attributable to TEGNA Inc.	57,714	(130,352)	42,757	303,625	273,744
Earnings from continuing operations per share - diluted	$0.21	$0.23	$0.23	$1.40	$2.06
Net income per share - diluted	$0.27	$(0.60)	$0.19	$1.40	$1.26

Except the first quarter of 2018, the quarters presented in the table above include special items affecting operating income:

(1) Special items primarily related to gains from the sale of real estate in Houston and FCC spectrum repacking reimbursements, partially offset by an early release termination payment totaled $6.3 million ($6.3 million after-tax or $0.03 per share).

(2)
Special items primarily related to $7.3 million of work force restructuring, partially offset by $3.0 million of FCC spectrum repacking reimbursements for a total of $4.3 million ($3.4 million after-tax or $0.02 per share).

(3)
Special items primarily related to a gain due to reimbursements from the FCC for required spectrum repacking totaled $2.4 million ($1.8 million after-tax or $0.01 per share). In addition, the fourth quarter includes a $10 million adjustment to reduce revenues recognized in earlier quarters related to refunds/credits issued to certain Premion customers.

(4)	Special items primarily related to non-cash impairments on certain long-lived assets and workforce restructuring totaled $3.9 million ($2.4 million after-tax or $0.01 per share).

(5)	Special items primarily related to non-cash impairments on certain long-lived assets and workforce restructuring totaled $2.7 million ($1.7 million after-tax or $0.01 per share).

(6)	Special items related to net hurricane Harvey expenses totaled $7.6 million ($4.8 million after-tax or $0.02 per share).

(7)
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TEGNA Inc.

Opinion on Internal Control over Financial Reporting

We have audited TEGNA Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TEGNA Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
March 1, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “Your Board of Directors,” “Information about Directors,” “Committees of the Board of Directors,” “Committee Charters” and “Ethics Policy” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the information under “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our 2019 proxy statement is incorporated herein by reference.

David T. Lougee

President and Chief Executive Officer (June 2017-present). Formerly: President, TEGNA Media (July 2007-June 2017). Age 60.

Lynn Beall (Trelstad)

Executive Vice President and COO of Media Operations (June 2017-present). Formerly: Executive Vice President and Chief Operating Officer, TEGNA Media. Age 58.

Victoria D. Harker

Executive Vice President and Chief Financial Officer (June 2015-present). Formerly: Chief Financial Officer (2012-2015), Executive Vice President, Chief Financial Officer and President of Global Business Services, AES Corporation (2006-2012). Age 54.

Akin S. Harrison

Senior Vice President, General Counsel and Secretary (January 2019 - present).  Formerly: Senior Vice President, Associate General Counsel and Secretary (June 2017 - December 2018), Vice President, Associate General Counsel and Secretary (July 2015 - June 2017); Associate General Counsel (August 2011 - June 2015).  Age 46.

ITEM 11. EXECUTIVE COMPENSATION

The information captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “PROPOSAL 1–ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation; Related Transactions” in our 2019 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in our 2019 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned “Director Independence” and “Compensation Committee Interlocks and Insider Participation; Related Transactions” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” in our 2019 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information captioned “PROPOSAL 1 – ELECTION OF DIRECTORS – Report of the Audit Committee” in our 2019 proxy statement is incorporated herein by reference.

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

(3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

4-1	Indenture dated as of March 1, 1983, between TEGNA Inc. and Citibank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-2	First Supplemental Indenture dated as of November 5, 1986, among TEGNA Inc., Citibank, N.A., as Trustee, and Sovran Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-3	Second Supplemental Indenture dated as of June 1, 1995, among TEGNA Inc., NationsBank, N.A., as Trustee, and Crestar Bank, as Trustee.	Incorporated by reference to Exhibit 4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

4-4	Third Supplemental Indenture, dated as of March 14, 2002, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-16 to TEGNA Inc.’s Form 8-K filed on March 14, 2002.

4-5	Fourth Supplemental Indenture, dated as of June 16, 2005, between TEGNA Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 26, 2005.

4-6	Fifth Supplemental Indenture, dated as of May 26, 2006, between TEGNA Inc. and Wells Fargo Bank, N.A., as Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 25, 2006.

4-7	Sixth Supplemental Indenture, dated as of June 29, 2007, between TEGNA Inc. and Wells Fargo Bank, N.A., as Successor Trustee.	Incorporated by reference to Exhibit 4-5 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

4-8	Tenth Supplemental Indenture, dated as of July 29, 2013, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2017.

Exhibit Number	Exhibit	Location

4-9	Eleventh Supplemental Indenture, dated as of October 3, 2013, between TEGNA Inc. and U.S. Bank National Association as Trustee.	Incorporated by reference to Exhibit 4-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

10-1	Supplemental Executive Medical Plan Amended and Restated as of January 1, 2011.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-1-1	Amendment No. 1 to the Supplemental Executive Medical Plan Amended and Restated as of January 1, 2012.*	Incorporated by reference to Exhibit 10-1-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2012.

10-1-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-6 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-1-3	Amendment No. 3 to the TEGNA Inc. Supplemental Executive Medical Plan effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-1-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-2	Supplemental Executive Medical Plan for Retired Executives dated December 22, 2010 and effective January 1, 2011.*	Incorporated by reference to Exhibit 10-2-1 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-2-1	Amendment No. 1 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-7 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-2-2	Amendment No. 2 to the TEGNA Inc. Supplemental Executive Medical Plan for Retired Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-2-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-3	TEGNA Inc. Supplemental Retirement Plan Restatement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-3-1	Amendment No. 1 to the TEGNA Inc. Supplemental Retirement Plan dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-3-2	Amendment No. 2 to the TEGNA Inc. Supplemental Retirement Plan dated December 22, 2010.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-3-3	Amendment No. 3 to the TEGNA Inc. Supplemental Retirement Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-3-4	Amendment No. 4 to the TEGNA Inc. Supplemental Retirement Plan dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-3-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2017.

10-3-5	Amendment No. 5 to the TEGNA Inc. Supplemental Retirement Plan, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4	TEGNA Inc. Deferred Compensation Plan Restatement dated February 1, 2003 (reflects all amendments through July 25, 2006).*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2006.

10-4-1	TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended July 1, 2007.

10-4-2	Amendment No. 1 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated July 31, 2008 and effective August 1, 2008.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 28, 2008.

10-4-3	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 9, 2008.*	Incorporated by reference to Exhibit 10-4-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-4-4	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated October 27, 2009.*	Incorporated by reference to Exhibit 10-4-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 27, 2009.

10-4-5	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated December 22, 2010.*	Incorporated by reference to Exhibit 10-4-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-4-6	Amendment No. 5 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-4-7	Amendment No. 6 to the TEGNA Inc. Deferred Compensation Plan Rues for Post-2004 Deferrals dated as of December 8, 2015.*	Incorporated by reference to Exhibit 10-4-7 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

Exhibit Number	Exhibit	Location

10-4-8	Amendment No. 7 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-4-9	Amendment No. 8 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 7, 2017.*	Incorporated by reference to Exhibit 10-4-9 to TEGNA Inc’s Form 10-K for the fiscal year ended December 31, 2017.

10-4-10	Amendment No. 9 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-4-11	Amendment No. 10 to the TEGNA Inc. Deferred Compensation Plan Rules for Post-2004 Deferrals, dated as of November 16, 2018.*	Attached.

10-5	Amendment to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-5-1	Amendment No. 2 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-5-2	Amendment No. 3 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of April 26, 2018.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-5-3	Amendment No. 4 to the TEGNA Inc. Deferred Compensation Plan Restatement Rules for Pre-2005 Deferrals, dated as of November 16 , 2018.*	Attached.

10-6	TEGNA Inc. Transitional Compensation Plan Restatement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10-6-1	Amendment No. 1 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-6-2	Amendment No. 2 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of December 22, 2010.*	Incorporated by reference to Exhibit 10-5-2 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 26, 2010.

10-6-3	Amendment No. 3 to TEGNA Inc. Transitional Compensation Plan Restatement dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-6-4	Notice to Transitional Compensation Plan Restatement Participants.*	Incorporated by reference to Exhibit 10-6-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 31, 2015.

10-7	TEGNA Inc. 2001 Omnibus Incentive Compensation Plan, as amended and restated as of May 4, 2010.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 28, 2010.

10-7-1	Amendment No. 1 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010).*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 25, 2015.

10-7-2	Amendment No. 2 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-12 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-7-3	Amendment No. 3 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) dated as of February 23, 2016.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on February 26, 2016.

10-7-4	Amendment No. 4 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010) effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-7-4 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-7-5	Amendment No. 5 to the TEGNA Inc. 2001 Omnibus Incentive Compensation Plan (Amended and Restated as of May 4, 2010), dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-10 to TEGNA Inc's Form 10-Q for the fiscal quarter ended June 30, 2017.

10-7-6	Form of Director Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-7-3 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2007.

10-7-7	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-9 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

Exhibit Number	Exhibit	Location

10-7-8	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-20 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-9	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-1 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-10	Form of Director Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-5 to TEGNA Inc’s Form 10-Q for the fiscal quarter ended June 30 2018.

10-7-11	Form of Executive Officer Stock Option Award Agreement.*	Incorporated by reference to Exhibit 10-6-5 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-7-12	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2013.

10-7-13	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-6-10 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-14	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-21 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2015.

10-7-15	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3-2 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-16	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-7-17	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-7-18	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

10-7-19	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-8 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 29, 2013.

10-7-20	Form of Executive Officer Performance Share Award Agreement. *	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2014.

10-7-21	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-6-11 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-7-22	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3-3 to TEGNA Inc.’s Form 8-K filed on December 11, 2015.

10-7-23	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2017.

10-7-24	Form of Executive Officer Performance Share Award Agreement.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc’s Form 10-Q for the fiscal quarter ended March 31, 2018.

10-7-25	Form of Executive Officer Performance Share Award Agreement.*	Attached.

Exhibit Number	Exhibit	Location

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

10-16
Eleventh Amendment, dated as of June 21, 2018, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective a of January 5, 205, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2018.

10-17
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

10-17-1
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

10-17-2
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

10-17-3
Increased Facility Activation Notice, dated as of September 26, 2016, pursuant to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of August 5, 2013, as amended, by and among TEGNA Inc., JPMorgan Chase Bank N.A., as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2016.

10-18	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2015.

10-18-1	Description of TEGNA Inc.’s Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-19	Amendment for Section 409A Plans dated December 31, 2008.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-20	Executive Life Insurance Plan document dated December 31, 2008.*	Incorporated by reference to Exhibit 10-15 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-20-1	Amendment No. 1 to the TEGNA Inc. Executive Life Insurance Plan Document dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-13 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-21	Key Executive Life Insurance Plan dated October 29, 2010.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-21-1	Amendment No. 1 to the TEGNA Inc. Key Executive Life Insurance Plan dated as of June 26, 2015.*	Incorporated by reference to Exhibit 10-14 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended June 28, 2015.

10-22	Form of Participation Agreement under Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended September 26, 2010.

10-23	Omnibus Amendment to Terms and Conditions of Restricted Stock Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-17 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-24	Omnibus Amendment to Terms and Conditions of Stock Unit Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-18 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

10-25	Omnibus Amendment to Terms and Conditions of Stock Option Awards dated as of December 31, 2008.*	Incorporated by reference to Exhibit 10-19 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 28, 2008.

Exhibit Number	Exhibit	Location

10-26	Omnibus Amendment to Outstanding Award Agreements of Certain Executives effective as of November 1, 2016.*	Incorporated by reference to Exhibit 10-25 to TEGNA Inc.’s Form 10-K for the fiscal year ended December 30, 2016.

10-27	TEGNA Inc. 2015 Change in Control Severance Plan.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

10-27-1	TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-8 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-27-2	Amendment No. 1 to the TEGNA Inc. 2015 Change in Control Severance Plan, as amended through May 30, 2017.*	Attached.

10-28	TEGNA Inc. Executive Severance Plan.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on December 11, 2015.

10-28-1	TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Incorporated by reference to Exhibit 10-9 to TEGNA Inc.'s Form 10-Q for the fiscal quarter ended June 30, 2017.

10-28-2	Amendment No. 1 to the TEGNA Inc. Executive Severance Plan, as amended through May 30, 2017.*	Attached.

10-30	Offer Letter between TEGNA Inc. and David T. Lougee, dated as of May 3, 2017.*	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-31	Letter Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-32	Cash-Based Award Agreement between TEGNA Inc. and Victoria D. Harker, dated as of May 4, 2017.*	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 8-K filed on May 9, 2017.

10-33	Separation and Distribution Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 2-1 to TEGNA Inc.'s Form 8-K filed on June 26, 2017.

10-34	Transition Services Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-1 to TEGNA Inc.’s Form 8-K filed on June 6, 2017.

10-35	Tax Matters Agreement, dated as of May 31, 2017, by and between TEGNA, Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-2 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

10-36	Employee Matters Agreement, dated as of May 31, 2017, by and between TEGNA Inc. and Cars.com Inc.	Incorporated by reference to Exhibit 10-3 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

10-37	Parent Guaranty, dated as of May 31, 2017, granted by TEGNA Inc. in favor of JPMorgan Chase Bank, N.A. as Administrative Agent.	Incorporated by reference to Exhibit 10-4 to TEGNA Inc.'s Form 8-K filed on June 6, 2017.

21	Subsidiaries of TEGNA Inc.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31-2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32-1	Section 1350 Certification.	Attached.

32-2	Section 1350 Certification.	Attached.

101
The following financial information from TEGNA Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the 2018, 2017 and 2016 fiscal years, (iii) Consolidated Statements of Comprehensive Income for the 2018, 2017 and 2016 fiscal years, (iv) Consolidated Cash Flow Statements for the 2018, 2017 and 2016 fiscal years; (v) Consolidated Statements of Equity for the 2018, 2017 and 2016 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

Dated: March 1, 2019	TEGNA Inc. (Registrant)

	By:	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 1, 2019	/s/ David T. Lougee
David T. Lougee,
President and Chief Executive Officer
(principal executive officer)
Dated: March 1, 2019	/s/ Victoria D. Harker
Victoria D. Harker,
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: March 1, 2019	/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(principal accounting officer)

Dated: March 1, 2019	/s/ Gina Bianchini
Gina Bianchini, Director
Dated: March 1, 2019	/s/ Howard D. Elias
Howard D. Elias, Director, Chairman
Dated: March 1, 2019	/s/ Stuart Epstein
Stuart Epstein, Director
Dated: March 1, 2019	/s/ Lidia Fonseca
Lidia Fonseca, Director
Dated: March 1, 2019	/s/ David T. Lougee
David T. Lougee, Director
Dated: March 1, 2019	/s/ Scott K. McCune
Scott K. McCune, Director
Dated: March 1, 2019	/s/ Henry W. McGee
Henry W. McGee, Director
Dated: March 1, 2019	/s/ Susan Ness
Susan Ness, Director
Dated: March 1, 2019	/s/ Bruce P. Nolop
Bruce P. Nolop, Director
Dated: March 1, 2019	/s/ Neal Shapiro
Neal Shapiro, Director
Dated: March 1, 2019	/s/ Melinda C. Witmer
Melinda C. Witmer, Director

GLOSSARY OF FINANCIAL TERMS
Presented below are definitions of certain key financial and operational terms that we hope will enhance the reading and understanding of our 2018 Form 10-K.
ADJUSTED EBITDA – Net income from continuing operations before (1) interest expense, (2) income taxes, (3) equity income (losses) in unconsolidated investments, net, (4) other non-operating items such as transaction expenses and pension expense, (5) severance expense, (6) asset impairment and other (gains) charges, (7) impairment charges, (8) depreciation and (9) amortization.
AMORTIZATION – A non-cash charge against our earnings that represents the write off of intangible assets over the projected life of the assets.
BALANCE SHEET – A summary statement that reflects our assets, liabilities and equity at a particular point in time.
BUSINESS ACQUISITION – The acquiring company records the assets and liabilities assumed from the business being acquired at their fair value, with any excess of the purchase price over such fair value recorded to goodwill. If the purchase price is less than the fair value of the assets and liabilities acquired, the difference is recognized as a bargain purchase.
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
EQUITY EARNINGS FROM INVESTMENTS – For those investments in which we have the ability to exercise significant influence, but do not have control, an income or loss entry is recorded in the Consolidated Statements of Income representing our ownership share of the operating results of the investee company.
FREE CASH FLOW – Net cash flow from operating activities reduced by purchase of property and equipment and increased by reimbursements from spectrum repacking.
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
PERFORMANCE SHARE AWARD – An equity award that gives key employees the right to earn a number of shares of common stock over an incentive period based on how our actual adjusted EBITDA and free cash flow (as defined by the PSA agreement) performs as compared to targets.
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
STOCK-BASED COMPENSATION – The payment to employees for services received with equity instruments such as restricted stock units and performance share awards.
VARIABLE INTEREST ENTITY (VIE) - A variable interest entity is an entity that lacks equity investors or whose equity investors do not have a controlling interest in the entity through their equity investments.