Form 10-Q
period 2019-03-31
TEGNA INC
filed 2019-05-09
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	TGNA	New York Stock Exchange

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of April 30, 2019 was 216,350,179.

INDEX TO TEGNA INC.
March 31, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

	Mar. 31, 2019	Dec. 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,818	$135,862
Accounts receivable, net of allowances of $3,661 and $3,090, respectively	454,861	425,404
Other receivables	18,741	20,967
Programming rights	23,908	35,252
Prepaid expenses and other current assets	18,071	17,737
Total current assets	519,399	635,222
Property and equipment
Cost	883,828	858,170
Less accumulated depreciation	(496,511)	(482,955)
Net property and equipment	387,317	375,215
Intangible and other assets
Goodwill	2,605,863	2,596,863
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,599,124	1,526,077
Right-of-use assets for operating leases	72,160	—
Investments and other assets	139,886	143,465
Total intangible and other assets	4,417,033	4,266,405
Total assets	$5,323,749	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts

	Mar. 31, 2019	Dec. 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$53,880	$83,226
Accrued liabilities
Compensation	25,253	52,726
Interest	53,683	37,458
Contracts payable for programming rights	91,758	112,059
Other	49,186	49,211
Dividends payable	15,216	15,154
Income taxes	34,562	19,383
Total current liabilities	323,538	369,217
Noncurrent liabilities
Income taxes	13,101	13,624
Deferred income taxes	401,729	396,847
Long-term debt	2,891,495	2,944,466
Pension liabilities	137,607	139,375
Operating lease liabilities	84,259	—
Other noncurrent liabilities	66,769	72,389
Total noncurrent liabilities	3,594,960	3,566,701
Total liabilities	3,918,498	3,935,918

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	262,823	301,352
Retained earnings	6,488,352	6,429,512
Accumulated other comprehensive loss	(135,432)	(136,511)
Less treasury stock at cost, 108,133,345 shares and 108,660,002 shares, respectively	(5,534,911)	(5,577,848)
Total equity	1,405,251	1,340,924
Total liabilities and equity	$5,323,749	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Mar. 31,
	2019	2018

Revenues	$516,753	$502,090

Operating expenses:
Cost of revenues, exclusive of depreciation	281,311	258,493
Business units - Selling, general and administrative expenses, exclusive of depreciation	71,465	73,621
Corporate - General and administrative expenses, exclusive of depreciation	14,735	12,708
Depreciation	14,917	13,471
Amortization of intangible assets	8,689	6,782
Spectrum repacking reimbursements and other	(7,013)	—
Total	384,104	365,075
Operating income	132,649	137,015

Non-operating income (expense):
Equity income (loss) in unconsolidated investments, net	12,028	(1,238)
Interest expense	(46,385)	(47,725)
Other non-operating items, net	(1,539)	(12,480)
Total	(35,896)	(61,443)

Income before income taxes	96,753	75,572
Provision for income taxes	22,774	20,385
Net income	$73,979	$55,187

Net income per share – basic	$0.34	$0.26
Net income per share – diluted	$0.34	$0.25

Weighted average number of common shares outstanding:
Basic shares	216,709	216,276
Diluted shares	217,202	216,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2019	2018

Net income	$73,979	$55,187
Other comprehensive income, before tax:
Foreign currency translation adjustments	14	202
Recognition of previously deferred post-retirement benefit plan costs	1,425	1,250
Pension lump-sum payment charge	—	6,300
Other comprehensive income, before tax	1,439	7,752
Income tax effect related to components of other comprehensive income	(360)	(1,977)
Other comprehensive income, net of tax	1,079	5,775
Comprehensive income	$75,058	$60,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Quarter ended Mar. 31,
	2019	2018

Cash flows from operating activities:
Net income	$73,979	$55,187
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	23,606	20,253
Stock-based compensation	4,433	3,599
Other gains on sales of assets	(2,880)	(1,010)
Equity (income) losses in unconsolidated investments, net	(12,028)	1,238
Pension contributions, net of expense	(242)	(23,072)
Change in other assets and liabilities, net	(38,459)	(5,009)
Net cash flow from operating activities	48,409	51,186
Cash flows from investing activities:
Purchase of property and equipment	(24,810)	(10,643)
Reimbursements from spectrum repacking	4,134	—
Payments for acquisitions of businesses, net of cash acquired	(108,872)	(325,903)
Payments for investments	(1,171)	(3,991)
Proceeds from investments	618	1,010
Proceeds from sale of assets and businesses	20,064	1,373
Net cash flow used for investing activities	(110,037)	(338,154)
Cash flows from financing activities:
(Payments) proceeds of borrowings under revolving credit facilities, net	(30,000)	220,000
Debt repayments	(25,000)	(33,062)
Dividends paid	(15,078)	(15,043)
Other, net	(338)	(4,630)
Net cash flow (used for) provided by financing activities	(70,416)	167,265
(Decrease) in cash, cash equivalents and restricted cash	(132,044)	(119,703)
Balance of cash, cash equivalents and restricted cash, beginning of period	135,862	128,041
Balance of cash, cash equivalents and restricted cash, end of period	$3,818	$8,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income			73,979			73,979
Other comprehensive income, net of tax				1,079		1,079
Total comprehensive income						75,058
Dividends declared: $0.07 per share			(15,139)			(15,139)
Stock-based awards activity		(43,275)			42,937	(338)
Stock-based compensation		4,433				4,433
Other activity		313				313
Balance at Mar. 31, 2019	$324,419	$262,823	$6,488,352	$(135,432)	$(5,534,911)	$1,405,251

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$995,041
Net Income			55,187			55,187
Other comprehensive income, net of tax				5,775		5,775
Total comprehensive income						60,962
Cumulative effects of accounting changes			21,121	(24,845)		(3,724)
Dividends declared: $0.07 per share			(15,094)			(15,094)
Stock-based awards activity		(82,283)			77,652	(4,631)
Stock-based compensation		3,599				3,599
Other activity		483				483
Balance at Mar. 31, 2018	$324,419	$303,926	$6,124,209	$(125,993)	$(5,589,925)	$1,036,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Accounting Policies

Basis of presentation: Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. In our opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with our (or “TEGNA’s”) audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We operate one operating and reportable segment, which primarily consists of our 49 television stations operating in 41 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

Accounting guidance adopted in 2019: In February 2016, the FASB issued new guidance related to leases which require lessees to recognize assets and liabilities on the balance sheet for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP–which requires only capital leases (renamed finance leases under the new guidance) to be recognized on the balance sheet–the new guidance requires both finance and operating leases to be recognized on the balance sheet. This update requires the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months.

We adopted the guidance on January 1, 2019. The FASB provided companies with the option to apply the requirements of the guidance in the period of adoption, with no restatement of prior periods. We are utilizing this adoption method. We have also elected an accounting policy allowed by the guidance to not account for lease and non-lease components separately. Additionally, in adopting the guidance, we utilized the package of practical expedients permitted by the FASB, which among other things, allowed us to carry forward our historical lease classification. Lastly, as permitted by the guidance, we elected a policy to not record leases with an original lease term of twelve months or less on the balance sheet.

Adoption of the guidance resulted in recording of new right-of-use asset and lease liability balances of $73.8 million and $91.8 million, respectively, as of the adoption date. The difference between right-of-use lease asset and lease liability balances was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. The new guidance did not have a material impact on our Consolidated Statements of Income, Comprehensive Income, Cash Flows or Equity. See Note 6 for additional information.

New accounting guidance not yet adopted: In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The new guidance requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt the new guidance on a prospective basis beginning in the second quarter of 2019.

In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies certain existing disclosure requirements and adds some new disclosures. The most relevant elimination for us is the annual disclosure of the amount of gain/loss and prior service cost/credit amortization expected in the following year. Additions most relevant to us include disclosing narrative explanations of the drivers for significant changes in plan obligations or assets, and disclosure for cost of living adjustments for certain participants of our TEGNA retirement plan. The new guidance is effective for us beginning in 2020 and must be applied on a retrospective basis. Early adoption is permitted.

In March 2019, the FASB issued new guidance related to the accounting for episodic television series. The most significant aspect of this new guidance that is applicable to us relates to the level at which our capitalized programming assets are monitored for impairment. Under the new guidance these assets will be monitored at the film group level which is the lowest level at which independently identifiable cash flows are identifiable. The new guidance is effective for public companies beginning in the first quarter of 2020 and is to be adopted prospectively. Early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material. Revenue earned by these sources in the first three months of 2019 and 2018 are shown below (amounts in thousands):

	Quarter ended Mar. 31,
	2019	2018

Advertising & Marketing Services	$264,402	$282,939
Subscription	241,575	205,556
Political	2,704	7,606
Other	8,072	5,989
Total revenues	$516,753	$502,090
NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	Mar. 31, 2019		Dec. 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,605,863	$—	$2,596,863	$—

Indefinite-lived intangibles:
Television and radio station FCC licenses	1,437,565	—	1,384,186	—
Amortizable intangible assets:
Retransmission agreements	133,847	(83,730)	121,594	(79,274)
Network affiliation agreements	126,494	(34,383)	110,390	(30,802)
Other	28,864	(9,533)	28,865	(8,882)
Total indefinite-lived and amortizable intangible assets	$1,726,770	$(127,646)	$1,645,035	$(118,958)

Our retransmission consent contracts and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include customer relationships and favorable lease agreements which are amortized on a straight-line basis over their useful lives.

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. for approximately $108.9 million in cash (which includes $3.9 million for estimated working capital paid at closing). WTOL and KWES are strong local media brands in key markets, and they further expand our station portfolio of Big 4 affiliates. The acquisition was funded through the use of available cash and borrowings under our revolving credit facility. The fair value of the assets acquired and liabilities assumed were based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of purchase price allocation that is not yet finalized is related to the fair value of intangible assets.

In connection with our preliminary purchase accounting for this acquisition, we recorded indefinite lived intangible assets for FCC licenses of $53.4 million and amortizable intangible assets of $28.4 million, related to retransmission consent contracts and network affiliation agreements. The amortizable assets will be amortized over a weighted average period of 7 years. We also recognized goodwill of $9.0 million all of which is deductible for tax purposes.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of March 31, 2019, and December 31, 2018 (in thousands):

	Mar. 31, 2019	Dec. 31, 2018

Cash value life insurance	$51,592	$50,452
Equity method investments	18,426	22,960
Cost method investments	24,790	24,497
Deferred debt issuance costs	8,679	9,350
Other long-term assets	36,399	36,206
Total	$139,886	$143,465

Cash value life insurance: We are the beneficiary of life insurance policies on the lives of certain employees/retirees, which are recorded at their cash surrender value as determined by the insurance carrier. These policies are utilized as a partial funding source for deferred compensation and other non-qualified employee retirement plans. Gains and losses on these investments are included in Other non-operating items, net within our Consolidated Statement of Income and were not material for all periods presented.

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis), which has an investment balance of $12.9 million and $12.4 million as of March 31, 2019 and December 31, 2018, respectively. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity.

In the first quarter of 2019, we sold our investment in Captivate, which had been accounted for as an equity method investment, for $16.2 million, which resulted in a pre-tax gain of $12.2 million (after-tax gain of $9.2 million). The gain has been recorded in the Equity income (loss) in unconsolidated investments, net line item of our Statement of Income and Statement of Cash Flows.

Cost method investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. There were no gains or losses associated with these investments during the three months ended March 31, 2019 and 2018.

NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Mar. 31, 2019	Dec. 31, 2018

Unsecured floating rate term loan due quarterly through June 2020[1]	$50,000	$60,000
Unsecured floating rate term loan due quarterly through September 2020[1]	150,000	165,000
Borrowings under revolving credit agreement expiring June 2023	20,000	50,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019[1]	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	2,905,000	2,960,000
Debt issuance costs	(14,154)	(15,458)
Unamortized premiums and discounts, net	649	(76)
Total long-term debt	$2,891,495	$2,944,466

[1] Principal payments due within the next 12 months are expected to be refinanced on a long-term basis. As such, all debt presented in the table above is classified as long-term on our March 31, 2019 Condensed Consolidated Balance Sheet.

As of March 31, 2019, we had unused borrowing capacity of $1.47 billion under our revolving credit facility.

NOTE 5 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of March 31, 2019, were $145.5 million ($7.9 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet).

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Mar. 31,
	2019	2018

Interest cost on benefit obligation	$5,750	$5,150
Expected return on plan assets	(6,575)	(7,450)
Amortization of prior service cost	25	50
Amortization of actuarial loss	1,500	1,250
Pension payment timing related charge	—	6,300
Expense for company-sponsored retirement plans	$700	$5,300

Our TRP and SERP plans are frozen plans, and as such we no longer incur the service cost component of pension expense. All other components of our pension expense presented above are included within the Other non-operating items line item of the Consolidated Statements of Income.

During the three months ended March 31, 2019 we made no cash contributions to the TRP and made $1.7 million in cash contributions to the TRP during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, we made benefit payments to participants of the SERP of $0.9 million and $26.7 million, respectively. SERP payments during the three months ended March 31, 2018 primarily related to lump sum payments made to certain former executives of the company. Based on actuarial projections, we expect to make additional cash payments of $10.7 million in 2019 on account of these benefit plans (comprised of payments of $6.9 million to SERP participants and $3.8 million of contributions to the TRP).

In the first quarter of 2018, we incurred a pension payment timing related charge of $6.3 million as a result of lump sum SERP payments made to certain former executives. The 2018 charge was reclassified from accumulated other comprehensive income into net periodic benefit cost.

NOTE 6 – Leases
We adopted the FASB’s new lease accounting guidance on January 1, 2019. We determine if an arrangement contains a lease at the agreement’s inception. As permitted under the lease accounting standards adoption guidance, arrangements prior to the adoption date retained their previous determination as to whether or not an arrangement contained a lease. Arrangements entered into subsequent to the adoption date of the new guidance are analyzed to determine if a lease exists depending on whether there is an identified underlying asset that we control.
Our portfolio of leases primarily consists of leases for the use of corporate offices, station facilities, equipment and for antenna/transmitter sites. Our lease portfolio consists entirely of operating leases, with most of our leases having remaining terms ranging 1 to 15 years. Operating lease balances are included in our right-of-use assets for operating leases, other accrued liabilities and operating lease liabilities on our Condensed Consolidated Balance Sheets.
Lease liabilities were calculated as of the adoption date based on the present value of lease payments to be made over the remaining term of the lease (or commencement date for leases entered into after the adoption date over the term). Our lease agreements often contain lease and non-lease components (e.g., common-area maintenance or other executory costs). For all our leases, we include the non-lease payments in the calculation of our lease liabilities to the extent they are either fixed or included within the fixed base rental payments. Some of our leases include variable lease components (e.g., rent increases based on the consumer price index) and variable non-lease components, which are expensed as they are incurred. Such variable costs are not material. As our lease agreements do not include an implicit interest rate, we use our incremental borrowing rate in determining the present value of future payments, which was determined using our credit rating and information available as of the adoption date.
The operating lease right-of-use assets as of the adoption date were calculated based on the amount of the operating lease liability, less any lease incentives and adjusted for any deferred rent that existed as of the adoption date. Some of our lease agreements include options to renew for additional terms or provide us with the ability terminate the lease early. In determining the term of the lease, we considered whether or not we are reasonably certain to exercise these options. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

The following table presents lease related assets and liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands):

Assets
Right-of-use assets for operating leases	$72,160

Liabilities
Operating lease liabilities (current)[1]	6,497
Operating lease liabilities (non-current)	84,259
Total operating lease liabilities	$90,756

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Condensed Consolidated Balance Sheet.

As of March 31, 2019, the weighted-average remaining lease term for our lease portfolio was 11.0 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.4%.

For the three months ended March 31, 2019 and 2018, we recognized lease expense of $3.3 million and $4.4 million. In addition, we made cash payments for operating leases of $2.7 million during three months ended March 31, 2019, which are included in cash flows from operating activities on Statement of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the balance sheet (in thousands):

Future Period	Cash Payments

Remaining in 2019	$7,017
2020	10,462
2021	11,965
2022	11,205
2023	10,462
Thereafter	73,719
Total lease payments	124,830
Less: amount of lease payments representing interest	34,074
Present value of lease liabilities	$90,756

As of December 31, 2018, operating lease commitments under lessee arrangements were $10.4 million, $9.9 million, $11.7 million, $10.9 million, and $10.3 million for the years 2019 through 2023, respectively, and $73.9 million thereafter.
NOTE 7 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total

Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	10	10
Amounts reclassified from AOCL	1,069	—	1,069
Total other comprehensive income	1,069	10	1,079
Balance at Mar. 31, 2019	$(135,824)	$392	$(135,432)

Balance at Dec. 31, 2017	$(107,037)	$114	$(106,923)
Other comprehensive income before reclassifications	—	150	150
Amounts reclassified from AOCL	5,625	—	5,625
Other comprehensive income	5,625	150	5,775
Reclassification of stranded tax effects to retained earnings	(24,845)	—	(24,845)
Balance at Mar. 31, 2018	$(126,257)	$264	$(125,993)

Reclassifications from AOCL to the consolidated Statements of Income are comprised of pension and other post-retirement components. Pension and other post retirement reclassifications are related to the amortization of prior service costs, amortization of actuarial losses, and pension payment timing related charge related to our SERP plan. Amounts reclassified out of AOCL are summarized below (in thousands):

	Quarter ended Mar. 31,
	2019	2018

Amortization of prior service credit, net	$(125)	$(100)
Amortization of actuarial loss	1,550	1,350
Pension payment timing related charge	—	6,300
Total reclassifications, before tax	1,425	7,550
Income tax effect	(356)	(1,925)
Total reclassifications, net of tax	$1,069	$5,625

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands of dollars, except per share amounts):

	Quarter ended Mar. 31,
	2019	2018

Net income	$73,979	$55,187

Weighted average number of common shares outstanding - basic	216,709	216,276
Effect of dilutive securities:
Restricted stock units	179	177
Performance share units	256	216
Stock options	58	320
Weighted average number of common shares outstanding - diluted	217,202	216,989

Net income per share - basic	$0.34	$0.26
Net income per share - diluted	$0.34	$0.25

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 70,000 and 87,000 stock awards for the three months ended March 31, 2019 and 2018, respectively, as their inclusion would be accretive to earnings per share.

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

We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $2.98 billion at March 31, 2019, and $2.96 billion at December 31, 2018.

NOTE 10 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	Mar. 31, 2019	Dec. 31, 2018	Mar. 31, 2018	Dec. 31, 2017
Cash and cash equivalents	$3,818	$135,862	$8,338	98,801
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	—	—	29,240
Cash, cash equivalents and restricted cash	$3,818	$135,862	$8,338	$128,041

Our restricted cash equivalents consisted of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	Quarter ended Mar. 31,
	2019	2018
Supplemental cash flow information:
Cash refunds received from income taxes, net of payments	$(397)	$(2,799)
Cash paid for interest	$27,412	$30,128

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

Since the national media reports, numerous putative class action lawsuits were filed against owners of television stations (the Advertising Cases) in different jurisdictions. Plaintiffs are a class consisting of all persons and entities in the United States who paid for all or a portion of advertisement time on local TV provided by the defendants. The Advertising Cases assert antitrust and other claims and seek monetary damages, attorneys’ fees, costs and interest, as well as injunctions against the allegedly wrongful conduct.

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. We could still be named as a defendant, however, in this or other related suits.

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our remaining capital expenditures in connection with the repack will occur in 2019. To date, we have incurred approximately $19.8 million in capital expenditures for the spectrum repack project (of which $2.1 million was paid during the first three months of 2019). We have received FCC reimbursements of approximately $11.5 million through March 31, 2019. The reimbursements were recorded as a contra operating expense within our Spectrum repacking reimbursements and other line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

Reduction in Force Programs

During the third quarter of 2018, we initiated reduction in force programs at our corporate headquarters and our Digital Marketing Services (DMS) business unit, which resulted in a total severance charge of $7.3 million which was recorded within the Cost of Revenues, Business Units - Selling and Administrative, and Corporate - General and Administrative Costs within the Statement of Income. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions will receive lump sum severance payments. As of the end of Q1 2019, we have a remaining accrual of approximately $4.1 million related to these actions, substantially all of which will be paid throughout the remainder of the year.

Acquisitions

On March 20, 2019, we announced that we entered into a definitive agreement with Nexstar Media Group to acquire 11 local television stations in eight markets, including eight Big Four affiliates for $740 million in cash. These stations are expected to bring additional geographic diversity to our existing station portfolio and add four additional key markets to our strong political footprint as the 2020 presidential election gets underway. The acquisition of these stations is contingent on the closing of the Nexstar Media - Tribune merger, which is expected to take place in the late third or early fourth quarter of 2019, and other customary closing conditions. We expect to finance the transaction through use of available cash and borrowing under our existing credit facility.

In addition, on May 6, 2019, we also announced that we entered into definitive agreements to acquire the remaining interests that we do not currently own of the multicast channels Justice Network and Quest, two fast growing networks that leverage the increasing numbers of over-the-air viewers, for approximately $77 million in cash. We currently own approximately 15% of the multicast channels, and we account for our ownership interest as an equity method investment. Following the closing of the acquisition, we will consolidate all of the multicast channels financial results.

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

We have one operating and reportable segment. The primary sources of our revenues are: 1) advertising & marketing services revenues, which include local and national non-political television advertising, digital marketing services (including Premion), and advertising on the stations’ websites and tablet and mobile products; 2) subscription revenues, reflecting fees paid by satellite, cable, OTT (companies that deliver video content to consumers over the Internet) and telecommunications providers to carry our television signals on their systems; 3) political advertising revenues, which are driven by even year election cycles at the local and national level (e.g. 2020, 2018) and particularly in the second half of those years; and 4) other services, such as production of programming and advertising material.

As illustrated in the table below, our business continues to evolve toward growing stable and profitable revenue streams. As a result of growing importance of even-year political advertising on our results, management increasingly looks at revenue trends over two-year periods. We expect high margin subscription and political revenues will account for approximately half of our total two-year revenue beginning in 2019/2020, and a larger percentage on a rolling two-year cycle thereafter.

	Two Years Ending Mar. 31,
	2019			2018

Advertising & Marketing Services	54%			60%
Subscription	39%	}	45%	35%	}	39%
Political	6%			4%
Other	1%			1%
Total revenues	100%			100%

Our balance sheet combined with these strong, accelerating and dependable cash flows provide us the ability to pursue the path that offers the most attractive return on capital at any given point in time. We have a broad set of capital deployment opportunities, including retiring debt to create additional future flexibility; investing in original, relevant and engaging content; investing in growth businesses like our OTT advertising service Premion; and pursuing value accretive acquisition-related growth. We will continue to review all opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends and opportunistic share repurchases.

On January 2, 2019, we acquired, for $108.9 million in cash, stations in Toledo, OH and Midland-Odessa, TX.
WTOL, the CBS affiliate in Toledo and KWES, the NBC affiliate in Midland-Odessa are recognized as strong local media brands well-positioned in key markets that further enhance our portfolio of Big 4 affiliates. KWES further deepens our presence in the high-growth state of Texas where we now own 11 stations, covering 87 percent of television households in the state.

On March 20, 2019, we announced that we entered into a definitive agreement with Nexstar Media Group to acquire 11 local television stations in eight markets, including eight Big Four affiliates for $740 million in cash. These stations are expected to bring additional geographic diversity to our existing station portfolio and add four additional key markets to our strong political footprint as the 2020 presidential election gets underway. We expect the acquisition will be EPS accretive within a year after close and immediately accretive to free cash flow (see definition non-GAAP measure within Presentation of Non-GAAP information). The acquisition of these stations is contingent on the closing of the Nexstar Media - Tribune merger, which is expected to take place in the late third or early fourth quarter of 2019, and other customary closing conditions. We expect to finance the transaction through use of available cash and borrowing under our existing credit facility.
In addition, on May 6, 2019, we also announced that we entered into definitive agreements to acquire the remaining interests that we do not currently own of the multicast channels Justice Network and Quest, two fast growing networks that leverage the increasing numbers of over-the-air viewers, for approximately $77 million in cash.

Consolidated Results from Operations

The following discussion is a comparison of our consolidated results on a GAAP basis. The year-to-year comparison of financial results is not necessarily indicative of future results. In addition, see the section on page 21 titled ‘Results from Operations - Non-GAAP Information’ for additional tables presenting information which supplements our financial information provided on a GAAP basis. Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Mar. 31,
	2019	2018	Change

Revenues	$516,753	$502,090	3%

Operating expenses:
Cost of revenues, exclusive of depreciation	281,311	258,493	9%
Business units - Selling, general and administrative expenses, exclusive of depreciation	71,465	73,621	(3%)
Corporate - General and administrative expenses, exclusive of depreciation	14,735	12,708	16%
Depreciation	14,917	13,471	11%
Amortization of intangible assets	8,689	6,782	28%
Spectrum repacking reimbursements and other	(7,013)	—	***
Total operating expenses	$384,104	$365,075	5%

Total operating income	$132,649	$137,015	(3%)

Non-operating expenses	(35,896)	(61,443)	(42%)
Provision for income taxes	22,774	20,385	12%
Net income	$73,979	$55,187	34%

Earnings per share - basic	$0.34	$0.26	31%
Earnings per share - diluted	$0.34	$0.25	36%

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
The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Mar. 31,
	2019	2018	Change

Advertising & Marketing Services	$264,402	$282,939	(7%)
Subscription	241,575	205,556	18%
Political	2,704	7,606	(64%)
Other	8,072	5,989	35%
Total revenues	$516,753	$502,090	3%

Total revenues increased $14.7 million, or 3%, in the first quarter of 2019 compared to the same period in 2018. This net increase was primarily due to an increase in subscription revenue of $36.0 million, or 18%, in the first quarter of 2019, primarily due to annual rate increases under existing retransmission agreements. This increase was partially offset by a decrease in AMS revenue of $18.5 million, or 7%, in the first quarter of 2019. This decline was attributed to the absence of the Olympics and less Super Bowl advertising which aired on our 13 CBS stations in 2019 compared to 17 NBC stations last year (we estimate the incremental sports events combined for approximately $16.0 million higher revenue in 2018) and also due to a softening of demand for traditional television advertising. In addition, we had a $4.9 million, or 64%, decrease in political advertising. These decreases were partially offset by an increase in digital revenue (primarily from Premion) and incremental revenue from the recent station acquisitions (KFMB, KWES, and WTOL).

Cost of Revenues

Cost of revenues increased $22.8 million, or 9%, in the first quarter of 2019 compared to the same period in 2018. The increase was primarily due to a $21.1 million increase in programming costs (due to the growth in subscription revenues and recent acquisitions).

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses decreased $2.2 million, or 3%, in the first quarter of 2019 compared to the same period in 2018. The decrease was primarily due to the absence of sale expenses associated with incremental Olympic, Super Bowl, and political related revenue in 2018. These declines were partially offset by costs associated with the recent acquisitions.

Corporate General and Administrative Expenses

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Statement of Income. This category primarily consists of broad corporate management functions including legal, human resources, and finance, as well as activities and costs not directly attributable to the operations of our media business. In addition, beginning in the first quarter of 2019, we now record transaction costs within our Corporate operating expense due to their recurring nature as we have recently become more acquisitive with regards to acquisitions. Previously, transaction costs were recorded as other non-operating expense.

Corporate general and administrative expenses increased $2.0 million, or 16%, in the first quarter of 2019 compared to the same period in 2018. The increase was primarily driven by $3.9 million of transaction costs (primarily due to the WTOL and KWES acquisitions). Offsetting these expenses were cost savings as a result of right sizing our corporate function mostly driven by a reduction in force in the third quarter of 2018.

Depreciation Expense

Depreciation expense increased by $1.4 million, or 11%, in the first quarter of 2019 compared to the same periods in 2018. The increase was primarily due to the assets acquired in the recent station acquisitions.

Amortization Expense

Amortization expense increased $1.9 million, or 28%, in the first quarter of 2019. The increase was primarily due to incremental amortization expense resulting from our recent station acquisitions.

Spectrum repacking reimbursements and other

We had $7.0 million of other gains in the first quarter of 2019. The 2019 gains primarily consist of $4.1 million of gains due to reimbursements received from the Federal Communications Commission for required spectrum repacking. We also had a gain of $2.9 million as a result of the sale of certain real estate.

Operating Income

Our operating income decreased $4.4 million, or 3%, in the first quarter of 2019 compared to the same period in 2018. The decrease was driven by the changes in revenue and expenses discussed above. The revenue increase of $14.7 million, or 3%, was more than offset by a $19.0 million, or 5%, increase in operating expenses. As a result, our consolidated operating margins were 26% in the first quarter of 2019 as compared to 27% in the first quarter of 2018.

Non-Operating Expenses

Non-operating expenses decreased $25.5 million, or 42%, in the first quarter of 2019 compared to the same period in 2018. This decrease was primarily due to an increase in equity earnings of $13.3 million due to a $12.2 million gain recognized as a result of the sale of our interest in Captivate in the first quarter of 2019. Also contributing to the decrease was the absence in 2019 of a pension-related charge that occurred first quarter of 2018 of $6.3 million (primarily related to lump sum payments made to certain former executives of the company). The decrease was also partially due to a decline in interest expense of $1.3 million in 2019 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $2.95 billion for the first quarter of 2019, compared to $3.13 billion in the same period of 2018. The weighted average interest rate on total outstanding debt was 6.05% for the first quarter of 2019, compared to 5.84% in the same period of 2018.

Income Tax Expense

Income tax expense increased $2.4 million, or 12%, in the first quarter of 2019 compared to the same period in 2018. The increase was primarily due to increases in net income before tax. Our reported effective income tax rate was 23.5% for the first quarter of 2019, compared to 27.0% for continuing operations for the first quarter of 2018. The tax rate for the first quarter of 2019 is lower than the comparable rate in 2018 primarily as a result of the revaluation of deferred taxes in 2018 for the increase in the effective state tax rate due to the acquisition of KFMB.

Net Income

Net income was $74.0 million, or $0.34 per diluted share, in the first quarter of 2019 compared to $55.2 million, or $0.25 per diluted share, during the same period in 2018. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the first quarter of 2019 and 2018 was 217.2 million and 217.0 million, respectively.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, and Adjusted revenues to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains on sale of equity method investments, transaction costs, and certain non-operating expenses (TEGNA foundation donation and pension payment timing related charges). In addition, we have income tax special items associated with tax impacts related to the acquisition of KFMB.

We believe that such expenses and gains are not indicative of normal, ongoing operations. While these items may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses and gains in the future, we believe that removing these items for purposes of calculating the non-GAAP financial measures provides investors with a more focused presentation of our ongoing operating performance.

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income before (1) interest expense, (2) income taxes, (3) equity income (loss) in unconsolidated investments, net, (4) other non-operating items, net, (5) severance expense, (6) transaction costs, (7) spectrum repacking reimbursements and other, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

We also consider adjusted revenues to be an important non-GAAP financial measure. Our adjusted revenue is calculated by taking total company revenues on a GAAP basis and adjusting it to exclude (1) estimated incremental Olympic and Super Bowl revenue and (2) political revenues. These adjustments are made to our reported revenue on a GAAP basis in order to evaluate and assess our core operations on a comparable basis, and it represents the ongoing operations of our media business.

We also discuss free cash flow, a non-GAAP performance measure. Beginning in the first quarter of 2019 we began using a new methodology to compute free cash flow. The change in methodology was determined to be preferable as it will better reflect how the Board of Directors reviews the performance of the business and it more closely aligns to how other companies in the broadcast industry calculate this non-GAAP performance metric. The most directly comparable GAAP financial measure to free cash flow is Net income. Free cash flow is now calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) syndicated programming amortization, (3) dividends received from equity method investments, (4) pension reimbursements, and (5) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of special charges affecting reported results

Our results for the quarter ended March 31, 2019 included the following items we consider “special items” that while not always non-recurring, can vary significantly from period to period:

•	Spectrum repacking reimbursements and other consisting of a gain recognized on the sale of real estate and gains due to reimbursements from the FCC for required spectrum repacking;

•	Transaction costs associated with business acquisitions;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments; and

•	Other non-operating item related to a charitable donation made to the TEGNA Foundation.

Our results for the quarter ended March 31, 2018 included the following items we consider “special items” that while not always non-recurring, can vary significantly from period to period:

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
KFMB.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended March 31, 2019	GAAP measure	Spectrum repacking reimbursements and other	Transaction costs	Net gains on equity method investments	Other non-operating item	Non-GAAP measure

Corporate - General and administrative expenses, exclusive of depreciation	$14,735	$—	$(3,911)	$—	$—	$10,824
Spectrum repacking reimbursements and other	(7,013)	7,013	—	—	—	—
Operating expenses	384,104	7,013	(3,911)	—	—	387,206
Operating income	132,649	(7,013)	3,911	—	—	129,547
Equity income (loss) in unconsolidated investments, net	12,028	—	—	(13,126)	—	(1,098)
Other non-operating items, net	(1,539)	—	—	—	1,000	(539)
Total non-operating expense	(35,896)	—	—	(13,126)	1,000	(48,022)
Income before income taxes	96,753	(7,013)	3,911	(13,126)	1,000	81,525
Provision for income taxes	22,774	(1,758)	979	(3,169)	251	19,077
Net income	73,979	(5,255)	2,932	(9,957)	749	62,448
Net income per share-diluted (a)	$0.34	$(0.02)	$0.01	$(0.05)	$—	$0.29

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended March 31, 2018	GAAP measure	Pension lump-sum payment charge	Other non-operating items	Non-GAAP measure

Other non-operating items, net	$(12,480)	$6,300	$9,462	$3,282
Total non-operating expense	(61,443)	6,300	9,462	(45,681)
Income before income taxes	75,572	6,300	9,462	91,334
Provision for income taxes	20,385	1,608	(1,443)	20,550
Net income	55,187	4,692	10,905	70,784
Net income per share-diluted (a)	$0.25	$0.02	$0.05	$0.33

(a) Per share amounts do not sum due to rounding.

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2019	2018	Change

Advertising & Marketing Services	$264,402	$282,939	(7%)
Subscription	241,575	205,556	18%
Political	2,704	7,606	(64%)
Other	8,072	5,989	35%
Total revenues (GAAP basis)	$516,753	$502,090	3%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$(8,000)	$(24,000)	(67%)
Political	(2,704)	(7,606)	(64%)
Total company adjusted revenues (non-GAAP basis)	$506,049	$470,484	8%

*** Not meaningful

Excluding the impacts of estimated net incremental Olympic and Super Bowl and Political advertising revenue, total company adjusted revenues on a comparable basis increased 8% in the first quarter 2019 compared to the same period in 2018. This is primarily attributable to increases in subscription revenue, partially offset by declines in AMS revenue as described in the Results from Operations section above.
Adjusted EBITDA - Non-GAAP
Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Mar. 31,
	2019	2018	Change

Net income (GAAP basis)	$73,979	$55,187	34%
Plus: Provision for income taxes	22,774	20,385	12%
Plus: Interest expense	46,385	47,725	(3%)
(Less) Plus: Equity (income) loss in unconsolidated investments, net	(12,028)	1,238	***
Plus: Other non-operating items, net	1,539	12,480	(88%)
Operating income (GAAP basis)	132,649	137,015	(3%)
Plus: Transaction costs	3,911	—	***
Less: Spectrum repacking reimbursements and other	(7,013)	—	***
Adjusted operating income (non-GAAP basis)	129,547	137,015	(5%)
Plus: Depreciation	14,917	13,471	11%
Plus: Amortization of intangible assets	8,689	6,782	28%
Adjusted EBITDA (non-GAAP basis)	153,153	157,268	(3%)
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	10,824	12,708	(15%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$163,977	$169,976	(4%)

*** Not meaningful
First quarter 2019 Adjusted EBITDA margin was 32% without corporate expense or 30% with corporate expense. Our total Adjusted EBITDA decreased $4.1 million or 3% in the first quarter of 2019 compared to 2018. The decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections. Most notably, for this quarter, the decrease was primarily driven by lower high-margin Olympics, Super Bowl and political revenue, coupled with higher programming expense related to subscription revenue growth.

Free cash flow reconciliation

Our free cash flow, a non-GAAP performance measure, was $109.1 million in the first quarter of 2019 compared to $123.4 million for the same period in 2018.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Quarter ended Mar. 31,
	2019	2018	Change

Net income (GAAP basis)	$73,979	$55,187	34%
Plus: Provision for income taxes	22,774	20,385	12%
Plus: Interest expense	46,385	47,725	(3%)
Plus: Other non-operating items	1,539	12,480	(88%)
Plus: Transaction costs	3,911	—	***
Plus: Depreciation	14,917	13,471	11%
Plus: Amortization	8,689	6,782	28%
Plus: Stock-based compensation	4,433	3,599	23%
Plus: Syndicated programming amortization	13,463	13,286	1%
Plus: Pension reimbursements	—	29,240	***
Less: Spectrum repacking reimbursements and other	(7,013)	—	***
Less (Plus): Equity (income) losses	(12,028)	1,238	***
Less: Syndicated programming payments	(13,288)	(13,656)	(3%)
Less: Pension contributions	(942)	(28,372)	(97%)
Less: Interest payments	(27,412)	(30,128)	(9%)
Plus (Less): Tax refunds, net of (payments)	397	2,799	(86%)
Less: Purchases of property and equipment	(24,810)	(10,643)	***
Add: Cash reimbursements from spectrum repacking	4,134	—	***
Free cash flow (non-GAAP basis)	$109,128	$123,393	(12%)

*** Not meaningful

Forward Looking Financial Information

In the second quarter of 2019, we expect we will continue to experience subscription revenue growth, partially offset by the absence of high political advertising spending last year. As provided last quarter, we are reaffirming guidance metrics for the full year of 2019; for the second quarter of 2019, we expect:

Second Quarter 2019 Key Guidance Metrics[1]
Total Company GAAP Revenue	+ low single digits
Non-GAAP Revenue (excluding political)	+ mid single digits
Total Operating Expenses	+ mid single digits
Operating Expenses (excluding programming)	- very low single digits

Full Year 2019 Key Guidance Metrics [1] (As Presented in March 1, 2019 Earnings Release)
Subscription Revenue	+ mid-teens percent
Corporate Expenses	approximately $45 million
Depreciation	$55 - 60 million
Amortization	approximately $35 million
Interest Expense	$190 - 195 million
Total Capital Expenditures	$70 - 75 million
Non-Recurring Cap Ex (includes $17M spectrum repack)	$35 - 40 million
Effective Tax Rate	23 - 25%
Leverage Ratio	approximately 4.0x
Free Cash Flow as a % of est. 2018/19 Revenue	17 - 18%
Free Cash Flow as a % of est. 2019/20 Revenue	18 - 19%

[1] Guidance includes stations acquired in the first quarter of 2019; excludes acquisitions announced but not yet closed.

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

As of March 31, 2019, our total debt was $2.91 billion, cash and cash equivalents totaled $3.8 million, and we had unused borrowing capacity of $1.47 billion under our revolving credit facility. As of March 31, 2019, approximately $2.69 billion, or 92%, of our debt has a fixed interest rate.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, provides adequate liquidity to invest in organic and strategic growth opportunities, as well as acquisitions such as our 2019 acquisition of WTOL and KWES and our recently announced 11 station acquisition from Nexstar Media Group and Justice/Quest multicast Channels. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K for further discussion.

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the first quarter of 2019, no shares were repurchased and as of March 31, 2019, approximately $279.1 million remained under this program. As a result of our pending 11 station acquisition from Nexstar Media Group, we have suspended share repurchases under this program.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Quarter ended Mar. 31,
	2019	2018

Balance of cash, cash equivalents and restricted cash beginning of the period	$135,862	$128,041

Operating activities:
Net income	73,979	55,187
Depreciation, amortization and other non-cash adjustments	13,131	24,080
Pension (contributions), net of expense	(242)	(23,072)
Other, net	(38,459)	(5,009)
Net cash flows from operating activities	48,409	51,186
Net cash used for investing activities	(110,037)	(338,154)
Net cash (used for) from financing activities	(70,416)	167,265
Decrease in cash and cash equivalents	(132,044)	(119,703)

Balance of cash, cash equivalents and restricted cash end of the period	$3,818	$8,338

Operating Activities - Cash flow from operating activities was $48.4 million for the three months ended March 31, 2019, compared to $51.2 million for the same period in 2018. The $2.8 million decrease in net cash flow from operating activities was primarily due to an increase in subscription receivables (due to rate increases and timing of payments) and a decline in payables (including refunds paid to certain Premion customers), which was partially offset by a decline in pension payments of $27.5 million.

Investing Activities - Cash flow used for investing activities was $110.0 million for the three months ended March 31, 2019, compared to $338.2 million for the same period 2018. The decrease of $228.2 million was primarily due a reduction in the amount of cash used for acquisitions. In 2019, we used $108.9 million for the acquisition of WTOL and KWES as compared to the 2018 acquisition of KFMB for $325.9 million.

Financing Activities - Cash flow used for financing activities was $70.4 million for the three months ended March 31, 2019, compared to cash flow from financing activities of $167.3 million for the same period in 2018. The change was primarily due to activity on our revolving credit facility. In the first quarter of 2019 we made net payments of $30.0 million on the revolver as compared to the same period in 2018 when we had borrowings of $220.0 million (primarily for the acquisition of KFMB).
Certain Factors Affecting Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements”. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements, including those described under Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, refer to the following section of our 2018 Annual Report on Form 10-K: “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our exposures to market risk have not changed materially since December 31, 2018.

As of March 31, 2019, approximately $2.69 billion of our debt has a fixed interest rate (which represents approximately 92% of our total principal debt obligation). Our remaining debt obligation of $220 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $1.1 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $2.98 billion as of March 31, 2019 and $2.96 billion as of December 31, 2018.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2019, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2018 Annual Report on Form 10-K describes the risks and uncertainties that we believe may have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the first quarter of 2019, no shares were repurchased and as of March 31, 2019, approximately $279.1 million remained under this program. As a result of our pending 11 station acquisition from Nexstar Media Group, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Location

2-1	Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc.	Attached.

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

10-1	Form of Executive Officer Performance Share Award Agreement.*	Attached.

10-2	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018 and (vi) the notes to unaudited condensed consolidated financial statements.
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

Date: May 9, 2019	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)