Form 10-Q
period 2019-06-30
TEGNA INC
filed 2019-08-06
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-6961
___________________________
TEGNA INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware			16-0442930
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

8350 Broad Street, Suite 2000,	Tysons,	Virginia	22102-5151
(Address of principal executive offices)			(Zip Code)

(703)	873-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	TGNA	New York Stock Exchange
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of July 31, 2019 was 216,654,162.

INDEX TO TEGNA INC.
June 30, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	June 30, 2019	Dec. 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$29,268	$135,862
Accounts receivable, net of allowances of $4,076 and $3,090, respectively	455,124	425,404
Other receivables	16,859	20,967
Programming rights	17,574	35,252
Prepaid expenses and other current assets	17,699	17,737
Total current assets	536,524	635,222
Property and equipment
Cost	895,078	858,170
Less accumulated depreciation	(510,303)	(482,955)
Net property and equipment	384,775	375,215
Intangible and other assets
Goodwill	2,635,847	2,596,863
Indefinite-lived and amortizable intangible assets, less accumulated amortization	1,639,039	1,526,077
Right-of-use assets for operating leases	70,687	—
Investments and other assets	145,822	143,465
Total intangible and other assets	4,491,395	4,266,405
Total assets	$5,412,694	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	June 30, 2019	Dec. 31, 2018

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$58,986	$83,226
Accrued liabilities
Compensation	37,424	52,726
Interest	38,676	37,458
Contracts payable for programming rights	83,033	112,059
Other	43,261	49,211
Dividends payable	15,157	15,154
Income taxes payable	—	19,383
Total current liabilities	276,537	369,217
Noncurrent liabilities
Income taxes	12,846	13,624
Deferred income taxes payable	405,777	396,847
Long-term debt	2,953,569	2,944,466
Pension liabilities	131,794	139,375
Operating lease liabilities	83,222	—
Other noncurrent liabilities	69,207	72,389
Total noncurrent liabilities	3,656,415	3,566,701
Total liabilities	3,932,952	3,935,918

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	256,024	301,352
Retained earnings	6,553,149	6,429,512
Accumulated other comprehensive loss	(134,194)	(136,511)
Treasury stock at cost, 107,831,133 shares and 108,660,002 shares, respectively	(5,519,656)	(5,577,848)
Total equity	1,479,742	1,340,924
Total liabilities and equity	$5,412,694	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues	$536,932	$524,080	$1,053,685	$1,026,170

Operating expenses:
Cost of revenues, exclusive of depreciation	285,293	264,294	566,604	522,787
Business units - Selling, general and administrative expenses, exclusive of depreciation	73,941	78,933	145,406	152,554
Corporate - General and administrative expenses, exclusive of depreciation	15,836	11,221	30,571	23,929
Depreciation	14,533	13,861	29,450	27,332
Amortization of intangible assets	8,823	7,962	17,512	14,744
Spectrum repacking reimbursements and other	(4,306)	(6,326)	(11,319)	(6,326)
Total	394,120	369,945	778,224	735,020
Operating income	142,812	154,135	275,461	291,150

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(615)	15,547	11,413	14,309
Interest expense	(46,327)	(49,104)	(92,712)	(96,829)
Other non-operating items, net	8,964	(311)	7,425	(12,791)
Total	(37,978)	(33,868)	(73,874)	(95,311)

Income before income taxes	104,834	120,267	201,587	195,839
Provision for income taxes	24,879	27,755	47,653	48,140
Net income	$79,955	$92,512	$153,934	$147,699

Net income per share – basic	$0.37	$0.43	$0.71	$0.68
Net income per share – diluted	$0.37	$0.43	$0.71	$0.68

Weighted average number of common shares outstanding:
Basic shares	217,089	216,342	216,900	216,309
Diluted shares	217,905	216,515	217,555	216,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$79,955	$92,512	$153,934	$147,699
Other comprehensive income, before tax:
Foreign currency translation adjustments	(471)	382	(457)	582
Recognition of previously deferred post-retirement benefit plan costs	1,437	1,302	2,862	2,552
Pension lump-sum payment charge	686	—	686	6,300
Other comprehensive income, before tax	1,652	1,684	3,091	9,434
Income tax effect related to components of other comprehensive income	(414)	(432)	(774)	(2,408)
Other comprehensive income, net of tax	1,238	1,252	2,317	7,026
Comprehensive income	$81,193	$93,764	$156,251	$154,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$153,934	$147,699
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	46,962	42,076
Stock-based compensation	9,442	7,967
Company stock 401(k) contribution	3,244	—
Gains on assets	(11,725)	(7,406)
Equity income from unconsolidated investments, net	(11,413)	(14,309)
Pension contributions, net of expense	(3,812)	(31,158)
Change in other assets and liabilities, net	(69,781)	9,172
Net cash flow from operating activities	116,851	154,041
Cash flows from investing activities:
Purchase of property and equipment	(37,684)	(20,864)
Reimbursements from spectrum repacking	8,439	2,025
Payments for acquisitions of businesses, net of cash acquired	(185,926)	(325,902)
Payments for investments	(3,553)	(4,479)
Proceeds from investments	955	1,224
Proceeds from sale of assets	20,064	16,126
Net cash flow used for investing activities	(197,705)	(331,870)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities, net	55,000	186,000
Debt repayments	(50,000)	(66,123)
Payment of debt issuance costs	—	(5,269)
Dividends paid	(30,294)	(30,137)
Repurchases of common stock	—	(5,831)
Other, net	(446)	(4,349)
Net cash flow (used for) provided by financing activities	(25,740)	74,291
(Decrease) in cash, cash equivalents and restricted cash	(106,594)	(103,538)
Balance of cash, cash equivalents and restricted cash, beginning of period	135,862	128,041
Balance of cash, cash equivalents and restricted cash, end of period	$29,268	$24,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at Mar. 31, 2019	$324,419	$262,823	$6,488,352	$(135,432)	$(5,534,911)	$1,405,251
Net Income			79,955			79,955
Other comprehensive income, net of tax				1,238		1,238
Total comprehensive income						81,193
Dividends declared: $0.07 per share			(15,158)			(15,158)
Company stock 401(k) contribution		(7,259)			10,503	3,244
Stock-based awards activity		(4,861)			4,752	(109)
Stock-based compensation		5,008				5,008
Other activity		313				313
Balance at June 30, 2019	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742

Balance at Mar. 31, 2018	$324,419	$303,926	$6,124,209	$(125,993)	$(5,589,925)	$1,036,636
Net Income			92,512			92,512
Other comprehensive income, net of tax				1,252		1,252
Total comprehensive income						93,764
Dividends declared: $0.07 per share			(15,027)			(15,027)
Treasury stock acquired					(5,831)	(5,831)
Stock-based awards activity		(5,013)			7,229	2,216
Stock-based compensation		4,368				4,368
Other activity		785				785
Balance at June 30, 2018	$324,419	$304,066	$6,201,694	$(124,741)	$(5,588,527)	$1,116,911

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

Six Months Ended:	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income			153,934			153,934
Other comprehensive income, net of tax				2,317		2,317
Total comprehensive income						156,251
Dividends declared: $0.14 per share			(30,297)			(30,297)
Company stock 401(k) contribution		(7,259)			10,503	3,244
Stock-based awards activity		(48,136)			47,689	(447)
Stock-based compensation		9,442				9,442
Other activity		625				625
Balance at June 30, 2019	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742

Balance at Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$995,041
Net Income			147,699			147,699
Other comprehensive income, net of tax				7,026		7,026
Total comprehensive income						154,725
Cumulative effects of accounting changes			21,121	(24,844)		(3,723)
Dividends declared: $0.14 per share			(30,121)			(30,121)
Treasury stock acquired					(5,831)	(5,831)
Stock-based awards activity		(87,296)			84,881	(2,415)
Stock-based compensation		7,967				7,967
Other activity		1,268				1,268
Balance at June 30, 2018	$324,419	$304,066	$6,201,694	$(124,741)	$(5,588,527)	$1,116,911
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

The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include, but are not limited to, evaluation of goodwill and other intangible assets for impairment, business combinations, fair value measurements, post-retirement benefit plans, income taxes including deferred taxes, and contingencies. The condensed consolidated financial statements include the accounts of subsidiaries we control and variable interest entities (VIEs) if we are the primary beneficiary. We eliminate all intercompany balances, transactions, and profits in consolidation. Investments in entities over which we have significant influence, but do not have control, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in Equity (loss) income in unconsolidated investments, net in the Consolidated Statements of Income.

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

We adopted the guidance on January 1, 2019. The FASB provided companies with the option to apply the requirements of the guidance in the period of adoption, with no restatement of prior periods. We utilized this adoption method. We also elected an accounting policy allowed by the guidance to not account for lease and non-lease components separately. Additionally, in adopting the guidance, we utilized the package of practical expedients permitted by the FASB, which among other things, allowed us to carry forward our historical lease classification. Lastly, as permitted by the guidance, we elected a policy to not record leases with an original lease term of twelve months or less on the balance sheet.

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

In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred in cloud computing arrangements that are service contracts. The new guidance requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the new guidance on a prospective basis beginning in the second quarter of 2019. There was no material impact to our condensed consolidated financial statements as a result of adopting this guidance.

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

In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans. The guidance removes disclosures that are no longer economically relevant, clarifies certain existing disclosure requirements and adds some new disclosures. The most relevant elimination for us is the annual disclosure of the amount of gain/loss and prior service cost/credit amortization expected in the following year. Additions most relevant to us include disclosing narrative explanations of the drivers for significant changes in plan obligations or assets, and disclosure for cost of living adjustments for certain participants of our TEGNA retirement plan. We plan to adopt the new guidance beginning in 2020 and it will be applied on a retrospective basis.

In March 2019, the FASB issued new guidance related to the accounting for episodic television series. The most significant aspect of this new guidance that is applicable to us relates to the level at which our capitalized programming assets are monitored for impairment. Under the new guidance these assets will be monitored at the film group level which is the lowest level at which independently identifiable cash flows are identifiable. We plan to adopt the new guidance beginning in the first quarter of 2020 and it will be adopted prospectively. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

Revenue earned by these sources in the second quarter and first six months of 2019 and 2018 are shown below (amounts in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Advertising & Marketing Services	$289,569	$281,847	$553,971	$564,786
Subscription	236,162	209,363	477,737	414,919
Political	3,229	25,709	5,933	33,315
Other	7,972	7,161	16,044	13,150
Total revenues	$536,932	$524,080	$1,053,685	$1,026,170

NOTE 2 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		Dec. 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,635,847	$—	$2,596,863	$—

Indefinite-lived intangibles:
Television and radio station FCC licenses	1,437,565	—	1,384,186	—
Amortizable intangible assets:
Retransmission agreements	133,847	(88,228)	121,594	(79,274)
Network affiliation agreements	126,494	(38,057)	110,390	(30,802)
Other	77,602	(10,184)	28,865	(8,882)
Total indefinite-lived and amortizable intangible assets	$1,775,508	$(136,469)	$1,645,035	$(118,958)

Our retransmission consent contracts and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements, customer relationships and favorable lease agreements which are amortized on a straight-line basis over their useful lives.

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc. The estimated transaction price is $109.9 million, which includes a small pending final working capital adjustment of approximately $1.0 million. The initial purchase price of $108.9 million (which included $3.9 million for estimated working capital paid at closing) was funded through the use of available cash and borrowings under our revolving credit facility. WTOL and KWES are strong local media brands in key markets, and they further expand our station portfolio of top 4 affiliates. In connection with the purchase accounting performed for this acquisition, we recorded indefinite lived intangible assets for FCC licenses of $53.4 million and amortizable intangible assets of $28.4 million related to retransmission consent contracts and network affiliation agreements. The amortizable assets will be amortized over a weighted average period of 7 years. We also recognized goodwill of $11.5 million, all of which is deductible for tax purposes. The fair value of these assets are based on a preliminary valuation and, as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of purchase price allocation that is not yet finalized is related to the fair value of intangible assets and the working capital adjustment with the seller.

On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest in the multicast networks Justice Network and Quest from Cooper Media that we did not previously own. Justice and Quest are two leading multicast networks that offer unique ad-supported programming. Justice Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series.

The initial purchase price of $77.2 million (which included $4.7 million for estimated working capital paid at closing) was funded through the use of available cash and borrowings under our revolving credit facility. As a result of acquiring the remaining ownership of the networks, we recognized a $7.3 million gain due to the write-up of our prior investment in the Justice Network and Quest multicast networks to its fair value at the time of the acquisition. This gain was recorded in Other non-operating items, net within the Consolidated Statement of Income.

In connection with our preliminary purchase accounting for the acquisition of the multicast networks, we recorded amortizable intangible assets of $44.1 million related to distribution agreements and $4.7 million for trade names. We also recognized goodwill of approximately $27.5 million, the majority of which is expected to be deductible for tax purposes. The fair values of these assets were based on a preliminary valuation, and as such, our estimates and assumptions are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary open area of purchase accounting is related to the fair value of intangible assets and determination of their useful lives.

NOTE 3 – Investments and other assets

Our investments and other assets consisted of the following as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	Dec. 31, 2018

Cash value life insurance	$51,879	$50,452
Equity method investments	17,676	22,960
Other equity investments	27,239	24,497
Deferred debt issuance costs	8,008	9,350
Other long-term assets	41,020	36,206
Total	$145,822	$143,465

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

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis), which has an investment balance of $12.7 million and $12.4 million as of June 30, 2019 and December 31, 2018, respectively. Our ownership stake provides us with two seats on CareerBuilder’s board of directors and thus we concluded that we have significant influence over the entity.

In the first quarter of 2019, we sold our investment in Captivate, which had been accounted for as an equity method investment, for $16.2 million, which resulted in a pre-tax gain of $12.2 million (after-tax gain of $9.2 million). This gain was recorded in Equity (loss) income in unconsolidated investments, net within the Consolidated Statement of Income and Statement of Cash Flows.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the second quarter of 2019 we recognized a $1.6 million gain due to one of these investments having an observable price increase. This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in the first six months of 2019, nor were there any gains or losses recorded during the six months ended June 30, 2018.
NOTE 4 – Long-term debt
Our long-term debt is summarized below (in thousands):

	June 30, 2019	Dec. 31, 2018

Unsecured floating rate term loan due quarterly through June 2020[1]	$40,000	$60,000
Unsecured floating rate term loan due quarterly through September 2020[1]	135,000	165,000
Borrowings under revolving credit agreement expiring June 2023	105,000	50,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019[1]	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Total principal long-term debt	2,965,000	2,960,000
Debt issuance costs	(12,820)	(15,458)
Unamortized premiums and discounts, net	1,389	(76)
Total long-term debt	$2,953,569	$2,944,466

1 We have the intent and ability to refinance the principal payments due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our June 30, 2019 Condensed Consolidated Balance Sheet.

As discussed in Note 2, during the second quarter of 2019, we borrowed $71.0 million under the revolving credit facility to finance the majority of our purchase of the controlling interests in Justice Network LLC and Quest Network LLC.

As of June 30, 2019, we had unused borrowing capacity of $1.39 billion under our revolving credit facility.

NOTE 5 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of June 30, 2019, were $139.7 million, of which $7.9 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Service cost-benefits earned during the period	$—	$6	$—	$6
Interest cost on benefit obligation	5,773	5,074	11,523	10,224
Expected return on plan assets	(6,585)	(7,480)	(13,160)	(14,930)
Amortization of prior service cost	20	34	45	84
Amortization of actuarial loss	1,541	1,293	3,041	2,543
Pension payment timing related charge	686	—	686	6,300
Expense for company-sponsored retirement plans	$1,435	$(1,073)	$2,135	$4,227

Our TRP and SERP are frozen plans, and as such we no longer incur the service cost component of pension expense. All other components of our pension expense presented above are included within the Other non-operating items, net line item of the Consolidated Statements of Income.

During the six months ended June 30, 2019 and 2018 we made cash contributions of $0.9 million and $6.4 million to the TRP and benefit payments to participants of the SERP of $5.0 million and $28.8 million respectively. Based on actuarial projections, we expect to make additional cash payments of $6.0 million in 2019 on account of these benefit plans (comprised of payments of $3.0 million each to the TRP and SERP participants).

We incurred pension payment timing related charges of $0.7 million and $6.3 million in the first six months of 2019 and 2018, respectively, as a result of lump sum SERP payments made to certain former employees. These charges were reclassified from accumulated other comprehensive loss into net periodic benefit cost.

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
Our portfolio of leases primarily consists of leases for the use of corporate offices, station facilities, equipment and for antenna/transmitter sites. Our lease portfolio consists entirely of operating leases, with most of our leases having remaining terms ranging 1 to 15 years. Operating lease balances are included in our right-of-use assets for operating leases, other accrued liabilities and operating lease liabilities on our Condensed Consolidated Balance Sheet.
Lease liabilities are calculated as of the lease commencement date based on the present value of lease payments to be made over the term of the lease. Our lease agreements often contain lease and non-lease components (e.g., common-area maintenance or other executory costs). We include the non-lease payments in the calculation of our lease liabilities to the extent they are either fixed or included within the fixed base rental payments. Some of our leases include variable lease components (e.g., rent increases based on the consumer price index) and variable non-lease components, which are expensed as they are incurred. Such variable costs are not material. As our lease agreements do not include an implicit interest rate, we use our incremental borrowing rate in determining the present value of future payments, which is determined using our credit rating and information available as of the lease commencement date.
The operating lease right-of-use assets as of the lease commencement date are calculated based on the amount of the operating lease liability, less any lease incentives. Some of our lease agreements include options to renew for additional terms or provide us with the ability terminate the lease early. In determining the term of the lease, we considered whether or not we are reasonably certain to exercise these options. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

The following table presents lease related assets and liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

Assets
Right-of-use assets for operating leases	$70,687

Liabilities
Operating lease liabilities (current)[1]	6,696
Operating lease liabilities (non-current)	83,222
Total operating lease liabilities	$89,918

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Condensed Consolidated Balance Sheet.

As of June 30, 2019, the weighted-average remaining lease term for our lease portfolio was 10.8 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.4%.

For the six months ended June 30, 2019 and 2018, we recognized lease expense of $6.3 million and $8.8 million, respectively. Lease expense for the three months ended June 30, 2019 and 2018 were $3.0 million and $4.4 million, respectively. In addition, we made cash payments for operating leases of $2.4 million and $5.1 million during the three months and six months ended June 30, 2019, respectively, which are included in cash flows from operating activities on Statement of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

Future Period	Cash Payments

Remaining in 2019	$4,523
2020	10,866
2021	12,358
2022	11,574
2023	10,814
Thereafter	74,043
Total lease payments	124,178
Less: amount of lease payments representing interest	34,260
Present value of lease liabilities	$89,918

As of December 31, 2018, operating lease commitments under lessee arrangements were $10.4 million, $9.9 million, $11.7 million, $10.9 million, and $10.3 million for the years 2019 through 2023, respectively, and $73.9 million thereafter.

NOTE 7 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at Mar. 31, 2019	$(135,824)	$392	$(135,432)
Other comprehensive income before reclassifications	—	(353)	(353)
Amounts reclassified from AOCL	1,591	—	1,591
Total other comprehensive income	1,591	(353)	1,238
Balance at June 30, 2019	$(134,233)	$39	$(134,194)

Balance at Mar. 31, 2018	$(126,257)	$264	$(125,993)
Other comprehensive income before reclassifications	—	283	283
Amounts reclassified from AOCL	969	—	969
Total other comprehensive income	969	283	1,252
Balance at June 30, 2018	$(125,288)	$547	$(124,741)

	Retirement Plans	Foreign Currency Translation	Total
Six Months Ended:
Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	(343)	(343)
Amounts reclassified from AOCL	2,660	—	2,660
Total other comprehensive income	2,660	(343)	2,317
Balance at June 30, 2019	$(134,233)	$39	$(134,194)

Balance at Dec. 31, 2017	$(107,037)	$114	$(106,923)
Other comprehensive income before reclassifications	—	433	433
Amounts reclassified from AOCL	6,593	—	6,593
Other comprehensive income	6,593	433	7,026
Reclassification of stranded tax effects to retained earnings	(24,844)	—	(24,844)
Balance at June 30, 2018	$(125,288)	$547	$(124,741)

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

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Amortization of prior service credit, net	$(115)	$(101)	$(240)	$(201)
Amortization of actuarial loss	1,552	1,403	3,102	2,753
Pension payment timing related charges	686	—	686	6,300
Total reclassifications, before tax	2,123	1,302	3,548	8,852
Income tax effect	(532)	(333)	(888)	(2,259)
Total reclassifications, net of tax	$1,591	$969	$2,660	$6,593

NOTE 8 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$79,955	$92,512	$153,934	$147,699

Weighted average number of common shares outstanding - basic	217,089	216,342	216,900	216,309
Effect of dilutive securities:
Restricted stock units	476	2	327	90
Performance share units	315	—	286	108
Stock options	25	171	42	246
Weighted average number of common shares outstanding - diluted	217,905	216,515	217,555	216,753

Net income per share - basic	$0.37	$0.43	$0.71	$0.68
Net income per share - diluted	$0.37	$0.43	$0.71	$0.68

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 2,000 and 36,000 stock awards for the three and six months ended June 30, 2019, respectively, and 431,000 and 259,000 for the three and six months ended June 30, 2018, respectively, as their inclusion would be accretive to earnings per share.

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

In the second quarter of 2019 we recognized a $1.6 million gain on one of our investments due to an observable price increase, which represents a Level 2 input (see Note 3 for further discussion). This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in 2019, or during the six months ended June 30, 2018.

Prior to the closing of our acquisition in the multicast networks Justice Network and Quest we held an approximately 15% ownership interest. Upon completion of the step acquisition, we recognized a gain of $7.3 million in Other non-operating items, net within the Consolidated Statement of Income, for the remeasurement of our previously held ownership interest to fair value, which was $8.0 million. The fair value was determined using an income approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement
We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $3.06 billion at June 30, 2019, and $2.96 billion at December 31, 2018.

NOTE 10 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30, 2019	Dec. 31, 2018	June 30, 2018	Dec. 31, 2017
Cash and cash equivalents	$29,268	$135,862	$24,503	$98,801
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	—	—	29,240
Cash, cash equivalents and restricted cash	$29,268	$135,862	$24,503	$128,041

Our restricted cash equivalents consisted of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to interest and taxes (in thousands):

	Six months ended June 30,
	2019	2018
Supplemental cash flow information:
Cash paid for income taxes, net of refunds [1]	$55,785	$37,013
Cash paid for interest	$85,961	$91,360
[1] The 2019 amount is comprised of net tax payments of $56.2 million made during second quarter, and $0.4 million of net refunds received during first quarter. For 2018, we had net tax payments of $39.8 million during second quarter, and $2.8 million of net refunds received during first quarter. The quarterly tax payment amounts reflect the timing of federal income tax payment due dates (no payments due in the first quarter; two payments due in the second quarter; and one payment due in each of the third and fourth quarter).

NOTE 11 – Other matters

Commitments, contingencies and other matters

In the third quarter of 2018, certain national media outlets reported the existence of a confidential investigation by the United States Department of Justice Antitrust Division (DOJ) into the local television advertising sales practices of station owners. On November 13 and December 13, 2018, DOJ and seven broadcasters settled a DOJ complaint alleging the exchange of competitively sensitive information in the broadcast television industry. On June 17, 2019, we and four other broadcasters entered into a substantially identical agreement with DOJ. The settlement contains no finding of wrongdoing or liability and carries no penalty. It prohibits us and the other settling entities from sharing certain confidential business information, or using such information pertaining to other broadcasters, except under limited circumstances. The settlement also requires the settling parties to make certain enhancements to their antitrust compliance programs; to continue to cooperate with the DOJ’s investigation and to permit DOJ to verify compliance. We do not expect the costs of compliance to be material.

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Defendants filed a motion to dismiss on June 5, 2019. In response, plaintiffs have indicated their intention to ask the court for permission to file another amended complaint, currently due on or before August 7, 2019. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. We could still be named as a defendant, however, in this or other related suits.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. None of our stations are relinquishing any spectrum rights as a result of the auction, and accordingly we are not receiving any incentive auction proceeds. The FCC has, however, notified us that 13 of our existing stations will be repacked to new channels.

Based on our transition planning to date, we do not expect the repacking to have any material effect on the geographic areas or populations served by our repacked full-power stations’ over-the-air signals. If the repacking did have such an effect, our television stations moving channels could have smaller service areas and/or experience additional interference.

The legislation authorizing the incentive auction and repacking established a $1.75 billion fund for reimbursement of costs incurred by stations required to change channels in the repacking. Subsequent legislation enacted on March 23, 2018, appropriated an additional $1 billion for the repacking fund, of which up to $750 million may be made available to repacked full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist affected low power television stations, television translator stations, and FM radio stations, as well as for consumer education efforts.

The repacking process is scheduled to occur over a 39-month period, divided into ten phases. Our full power stations have been assigned to phases two through nine, and a majority of our remaining capital expenditures in connection with the repack will occur in 2019. To date, we have incurred approximately $23.7 million in capital expenditures for the spectrum repack project (of which $6.2 million was paid during the first six months of 2019). We have received FCC reimbursements of approximately $15.8 million through June 30, 2019. The reimbursements were recorded as a contra operating expense within our Spectrum repacking reimbursements and other line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

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

Reduction in Force Programs

In 2018, we initiated reduction in force programs at our corporate headquarters and our Digital Marketing Services (DMS) business unit, which resulted in a total severance charge of $7.3 million which was recorded within the Cost of Revenues, Business Units - Selling and Administrative, and Corporate - General and Administrative Costs within the Consolidated Statement of Income in the third quarter of 2018. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions will receive lump sum severance payments. As of the end of the second quarter of 2019, we have a remaining accrual of approximately $3.0 million related to these actions, substantially all of which will be paid throughout the remainder of the year.

Acquisitions

On June 18, 2019, we completed the acquisition of the remaining interest that we did not currently own (approximately 85%) of leading 24/7 multicast networks Justice Network and Quest, for approximately $77 million in cash. These are two fast growing networks that leverage the increasing numbers of over-the-air viewers, which have increased more than 48% over the past eight years. Justice Network and Quest offer unique ad-supported programming and reach more than 87 million television homes nationwide. We financed the transaction through the use of available cash and borrowing under our existing credit facility.

On March 20, 2019, we announced that we entered into a definitive agreement with Nexstar Media Group to acquire 11 local television stations in eight markets, including eight Big Four network affiliates, for $740 million in cash. These stations are expected to bring additional geographic diversity to our existing station portfolio and add four additional key markets to our strong political footprint as the 2020 presidential election gets underway. The acquisition of these stations is contingent on the closing of the Nexstar Media - Tribune merger, which is expected to take place in the third quarter of 2019, and other customary closing conditions.

On June 11, 2019, we announced that we had entered into a definitive agreement with Dispatch Broadcast to acquire two top-rated television stations and a radio station for $535 million in cash. Through this acquisition we will purchase WTHR, the NBC affiliate station in Indianapolis, IN, WBNS, the CBS affiliate in Columbus, OH and WBNS Radio (97.1 FM and 1460 AM) in Columbus, OH. We expect that this acquisition will close in the third quarter of 2019, pending customary regulatory approvals.

We expect to finance both acquisitions through the use of available cash and borrowing under our revolving credit facility, which we expect to amend and extend in connection with the closing of the proposed transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview

We are an innovative media company that serves the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 49 television stations and two radio stations in 41 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets, reaching approximately one-third of all television households nationwide. We also own leading multicast networks Justice Network and Quest that reach more than 87 million U.S. television homes. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. Each month we reach approximately 50 million consumers on-air and 40 million across our digital platforms. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

	Two Years Ending June 30,
	2019			2018

Advertising & Marketing Services	53%			59%
Subscription	40%	}	46%	36%	}	40%
Political	6%			4%
Other	1%			1%
Total revenues	100%			100%

Our balance sheet combined with these strong, accelerating and dependable cash flows provide us the ability to pursue the path that offers the most attractive return on capital at any given point in time. We have a broad set of capital deployment opportunities, including retiring debt to create additional future flexibility; investing in original, relevant and engaging content; investing in growth businesses like our OTT advertising service Premion; and pursuing value accretive acquisition-related growth. We will continue to review all opportunities in a disciplined manner, both strategically and financially. In the near-term, our priorities continue to be maintaining a strong balance sheet, enabling organic growth, acquiring attractively priced strategic assets and returning capital to shareholders in the form of dividends.

On January 2, 2019, we acquired stations in Toledo, OH and Midland-Odessa, TX. The estimated transaction price is $109.9 million, which includes a pending final working capital adjustment of approximately $1.0 million. WTOL, the CBS affiliate in Toledo and KWES, the NBC affiliate in Midland-Odessa are recognized as strong local media brands well-positioned in key markets that further enhance our portfolio of top 4 affiliates. KWES further deepens our presence in the high-growth state of Texas where we now own 11 stations, covering 87 percent of television households in the state.

On June 18, 2019, we acquired, for $77.2 million in cash, the remaining 85% of leading multicast networks Justice Network and Quest from Cooper Media. We previously owned approximately 15% of the two networks. Justice Network and Quest offer unique ad-supported programing and reach more than 87 million television homes.
On March 20, 2019, we announced that we entered into a definitive agreement with Nexstar Media Group to acquire 11 local television stations in eight markets, including eight Big Four network affiliates, for $740 million in cash. These stations are expected to bring additional geographic diversity to our existing station portfolio and add four additional key markets to our strong political footprint as the 2020 presidential election gets underway. We expect the acquisition will be EPS accretive within a year after close and immediately accretive to free cash flow (see definition non-GAAP measure within Presentation of Non-GAAP information). The acquisition of these stations is contingent on the closing of the Nexstar Media - Tribune merger, which is expected to take place in the third quarter of 2019, and other customary closing conditions.

On June 11, 2019, we announced that we had entered into a definitive agreement with Dispatch Broadcast to acquire two top-rated television stations and a radio station for $535 million in cash. Through this acquisition we will acquire WTHR, the NBC affiliate and #1 rated station in Indianapolis, IN, and WBNS, the CBS affiliate and #1 rated station in Columbus, OH and WBNS Radio (97.1 FM and 1460 AM), the leader in sports radio in Central Ohio, and flagship home of leading Ohio sports teams, including the Ohio State Buckeyes. WTHR and WBNS will add to our existing station portfolio of leading top four network affiliates in large markets. We expect that this acquisition will close in the third quarter of 2019, pending customary regulatory approvals.
We expect to finance both acquisitions through the use of available cash and borrowing under our revolving credit facility, which we expect to amend and extent in connection with the closing of the proposed transactions.

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

	Quarter ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Revenues	$536,932	$524,080	2%	$1,053,685	$1,026,170	3%

Operating expenses:
Cost of revenues, exclusive of depreciation	285,293	264,294	8%	566,604	522,787	8%
Business units - Selling, general and administrative expenses, exclusive of depreciation	73,941	78,933	(6%)	145,406	152,554	(5%)
Corporate - General and administrative expenses, exclusive of depreciation	15,836	11,221	41%	30,571	23,929	28%
Depreciation	14,533	13,861	5%	29,450	27,332	8%
Amortization of intangible assets	8,823	7,962	11%	17,512	14,744	19%
Spectrum repacking reimbursements and other	(4,306)	(6,326)	(32%)	(11,319)	(6,326)	79%
Total operating expenses	$394,120	$369,945	7%	$778,224	$735,020	6%

Total operating income	$142,812	$154,135	(7%)	$275,461	$291,150	(5%)

Non-operating expenses	(37,978)	(33,868)	12%	(73,874)	(95,311)	(22%)
Provision for income taxes	24,879	27,755	(10%)	47,653	48,140	(1%)
Net income	$79,955	$92,512	(14%)	$153,934	$147,699	4%

Earnings per share - basic	$0.37	$0.43	(14%)	$0.71	$0.68	4%
Earnings per share - diluted	$0.37	$0.43	(14%)	$0.71	$0.68	4%

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

Our revenues, and thus operating results, are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter usually reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory, which can have the effect of lowering our AMS revenue from our non-political advertising customers in the even year of a two year election cycle.
The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Advertising & Marketing Services	$289,569	$281,847	3%	$553,971	$564,786	(2%)
Subscription	236,162	209,363	13%	477,737	414,919	15%
Political	3,229	25,709	(87%)	5,933	33,315	(82%)
Other	7,972	7,161	11%	16,044	13,150	22%
Total revenues	$536,932	$524,080	2%	$1,053,685	$1,026,170	3%

Total revenues increased $12.9 million, or 2%, in the second quarter of 2019 compared to the same period in 2018. This increase was primarily due to an increase in subscription revenue of $27.0 million, or 13%, primarily due to annual rate increases under existing retransmission agreements. Also contributing to the overall revenue increase was AMS revenue of $7.7 million, or 3%, comprised of our recent acquisitions (primarily WTOL and KWES) and increases in digital revenue (primarily Premion), and gains in certain categories (including professional services, banking/financing and education). These increases were partially offset by political revenue which decreased $22.5 million, or 87%, reflecting the decrease of political advertising compared to 2018.

AMS revenue increased 3% in the second quarter of 2019, a sequential improvement compared to the first quarter of 2019 even when adjusting out the incremental impact on revenue related to the Winter Olympics and Super Bowl being broadcast on NBC. The increase was driven by Premion’s revenue growth and improvement in traditional TV advertising.
In the first six months of 2019, revenues increased $27.5 million, or 3%, compared to the same period in 2018. This increase was primarily due to an increase in subscription revenue of $62.8 million, or 15%, in the first six months of 2019 primarily due to annual rate increases under existing retransmission agreements. This increase was partially offset by political revenue which decreased $27.4 million, or 82%. Lastly, AMS revenue declined $10.8 million, or 2%, due to the absence of Winter Olympic and lower Super Bowl advertising (we estimate the incremental sports events combined for approximately $16.0 million higher revenue in 2018), partially offset by our recent acquisitions (the six month comparisons include KFMB, WTOL and KWES) and increases in digital revenue (primarily Premion).

Cost of Revenues

Cost of revenues increased $21.0 million, or 8%, in the second quarter of 2019 compared to the same period in 2018. The increase was primarily due to a $17.0 million increase in programming costs (due to the growth in subscription revenues and recent acquisitions).

In the first six months of 2019, cost of revenues increased $43.8 million, or 8%, compared to the same period in 2018. This increase was primarily due to a $38.2 million increase in programming costs due to the same factors as the second quarter comparison above.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative expenses decreased $5.0 million, or 6%, in the second quarter of 2019 compared to the same period in 2018. The decrease was primarily due to the decrease of $2.8 million of legal and professional costs.

In the six months ended June 30, 2019, business unit selling, general and administrative expenses decreased $7.1 million, or 5% compared to the same period in 2018. The decrease was primarily the result of a $5.3 million net decrease mostly driven by the decrease of legal and professional costs.

Corporate General and Administrative Expenses

Our Corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Statement of Income. This category primarily consists of broad corporate management functions including Legal, Human Resources, and Finance, as well as activities and costs not directly attributable to the operations of our media business. In addition, beginning in the first quarter of 2019, we now record acquisition-related costs within our Corporate operating expense due to their recurring nature as we have recently become more acquisitive. Prior to the first quarter of 2019, such costs were recorded as other non-operating expense.

Corporate general and administrative expenses increased $4.6 million, or 41%, in the second quarter of 2019 compared to the same period in 2018. The increase was primarily driven by $5.2 million of acquisition-related costs associated with recent acquisitions and strategic initiatives. Partially offsetting these expenses were cost savings as a result of right sizing our corporate function mostly driven by a reduction in force in the third quarter of 2018.

In the six months ended June 30, 2019, corporate general and administrative expenses increased $6.6 million, or 28%, compared to the same period in 2018. The increase was primarily due to $9.1 million in acquisition-related costs associated with recent acquisitions and strategic initiatives. Partially offsetting this increase were lower corporate expenses associated with the right-sizing of the corporate function mostly driven by a reduction in force in the third quarter of 2018.

Depreciation Expense

Depreciation expense increased by $0.7 million, or 5%, in the second quarter of 2019 and $2.1 million, or 8% in the first six months of 2019, both as compared to the same periods in 2018. The increases were primarily due to the assets acquired in recent acquisitions.

Amortization Expense

Amortization expense increased $0.9 million, or 11%, in the second quarter of 2019 and $2.8 million, or 19% in the first six months of 2019, both as compared to the same periods in 2018. The increases were primarily due to incremental amortization expense resulting from our recent acquisitions (which include WTOL/KWES and KFMB).

Spectrum repacking reimbursements and other

We had $4.3 million of other gains in the second quarter of 2019 compared to net gains of $6.3 million in the second quarter of 2018. The 2019 gain consists of $4.3 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. The 2018 net gains primarily consist of a gain recognized on the sale of real estate in Houston and gains due to reimbursements received from the FCC for required spectrum repacking. These gains were partially offset by a $0.6 million early lease termination charge.

In the first six months of 2019, we recognized net gains of $11.3 million, compared to $6.3 million recognized in the same period in 2018. The 2019 net gains primarily relate to $8.4 million of reimbursements received from the FCC for required spectrum repacking. We also had a gain of $2.9 million as a result of the sale of certain real estate. The 2018 net gain relates to the same activity discussed above.

Operating Income

Our operating income decreased $11.3 million, or 7%, in the second quarter of 2019 compared to the same period in 2018. The decrease was driven by the changes in revenue and expenses discussed above, most notably the decline of high margin political advertising. The revenue increase of $12.9 million, or 2%, was more than offset by a $24.2 million, or 7%, increase in operating expenses. As a result, our consolidated operating margins were 27% in the second quarter of 2019 as compared to 29% in the second quarter of 2018.

Our operating income decreased $15.7 million, or 5%, in the first six months of 2019 compared to the same period in 2018. The decrease was driven by the changes in revenue and expenses discussed above, most notably the decline of high margin political advertising, as well as the absence of Winter Olympic and lower Super Bowl advertising. Revenue increased by $27.5 million, or 3%, while expenses increased $43.2 million, or 6%. As a result, our consolidated operating margins were 26% and 28% in the first six months of 2019 and 2018, respectively.

Non-Operating Expenses

Non-operating expenses decreased $4.1 million, or 12%, in the second quarter of 2019 compared to the same period in 2018. This decrease was primarily due to a decrease in equity earnings of $16.2 million due to the absence of a $16.8 million gain recognized as a result of the sale of our interest in CareerBuilder’s EMSI business in the second quarter of 2018. Partially offsetting this decrease was a $7.3 million gain we recognized from the acquisition of Justice and Quest, $3.7 million of acquisition-related costs which were classified as non-operating in 2018 and are now classified as a corporate operating cost and $2.8 million of lower interest expense. The decline in interest expense was driven by lower average outstanding debt, partially offset by higher interest rates. Total average outstanding debt was $2.91 billion for the second quarter of 2019, compared to $3.18 billion in the same period of 2018. The weighted average interest rate on total outstanding debt was 6.04% for the second quarter of 2019, compared to 5.88% in the same period of 2018.

In the first six months of 2019, non-operating expenses decreased $21.4 million or 22% compared to the same period in

2018. This decrease was primarily due to a decrease in other non-operating items, net of $20.2 million due to the absence of $13.2 million acquisition-related costs which were classified as non-operating in 2018 and are now classified as a corporate operating cost and a $7.3 million gain recognized as a result of a gain from the acquisition of Justice and Quest multicast networks in the second quarter of 2019. The decrease was also partially due to a reduction in interest expense of $4.1 million in 2019 driven by lower average debt outstanding, partially offset by slightly higher interest rates. The total average outstanding debt was $2.97 billion for the first six months of 2019, compared to $3.15 billion in the same period of 2018. The weighted average interest rate on total outstanding debt was 6.05% for the first six months of 2019, compared to 5.85% in the same period of 2018.

Income Tax Expense

Income tax expense decreased $2.9 million, or 10%, in the second quarter of 2019 compared to the same period in 2018. The decrease was primarily due to decreases in net income before tax. Our effective income tax rate was 23.7% for the second quarter of 2019, compared to 23.1% for the second quarter of 2018. The tax rate for the second quarter of 2019 is higher than the comparable rate in 2018 primarily as a result of reduced tax benefits associated with the release of uncertain tax positions and an increase in expenses that are not deductible for tax purposes.

Income tax expense decreased $0.5 million in the first six months of 2019 compared to the same period in 2018, a decrease of 1%. The income tax decrease was primarily due to a lower effective income tax rate for the first six months of 2019 than the comparable rate in 2018, partially offset by higher net income before tax. Our effective income tax rate was 23.6% for the first six months of 2019, compared to 24.6% for the same period in 2018. The tax rate is lower in 2019 than the comparable rate in 2018 primarily as a result of the revaluation of deferred taxes in 2018 for the increase in the effective state tax rate due to the acquisition of KFMB.

Net Income

Net income was $80.0 million, or $0.37 per diluted share, in the second quarter of 2019 compared to $92.5 million, or $0.43 per diluted share, during the same period in 2018. For the first six months of 2019, we reported net income of $153.9 million, or $0.71 per diluted share, compared to $147.7 million, or $0.68 per diluted share, for the same period in 2018. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the second quarter of 2019 and 2018 was 217.9 million and 216.5 million, respectively. The weighted average number of diluted shares outstanding in the first six months of 2019 and 2018 was 217.6 million and 216.8 million, respectively.
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

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, free cash flow and Adjusted revenues to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains on sale of equity method investments, acquisition-related costs, severance costs and certain non-operating expenses (TEGNA foundation donation and pension payment timing related charges). In addition, we have income tax special items associated with tax impacts related to the acquisition of KFMB.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income before (1) interest expense, (2) income taxes, (3) equity income (loss) in unconsolidated investments, net, (4) other non-operating items, net, (5) severance expense, (6) acquisition-related costs, (7) spectrum repacking reimbursements and other, (8) depreciation and (9) amortization. The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

We also discuss free cash flow, a non-GAAP performance measure. Beginning in the first quarter of 2019 we began using a new methodology to compute free cash flow. The change in methodology was determined to be preferable as it better reflects how the Board of Directors reviews the performance of the business and it more closely aligns to how other companies in the broadcast industry calculate this non-GAAP performance metric. The most directly comparable GAAP financial measure to free cash flow is Net income. Free cash flow is now calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) severance expense, (6) dividends received from equity method investments and
(7) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of special charges affecting reported results

Our results for the quarter and first six months ended June 30, 2019 included the following items we consider “special items” that while not always non-recurring, can vary significantly from period to period:

•	Severance expense which include payroll and related benefit costs at our stations and corporate headquarters;

•	Acquisition-related costs associated with business acquisitions;

•	Spectrum repacking reimbursements and other consisting of a gain recognized on the sale of real estate and gains due to reimbursements from the FCC for required spectrum repacking;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments; and

•	Other non-operating item related to gains from equity method investments and a charitable donation made to the TEGNA Foundation.

Our results for the quarter and first six months ended June 30, 2018 included the following items we consider “special items” that while not always non-recurring, can vary significantly from period to period:

•
Spectrum repacking reimbursements and other consisting of a gain recognized on the sale of real estate in Houston and gains due to reimbursements from the FCC for required spectrum repacking. These gains are partially offset by an early lease termination payment;

•	Other non-operating items associated with business acquisition-related costs, a deferred tax provision impact related to our acquisition of KFMB, and a charitable donation made to the TEGNA Foundation;

•	Pension lump-sum payment charge as a result of payments that were made to certain SERP plan participants in early 2018; and

•	A gain recognized in our equity income in unconsolidated investments, related to our share of CareerBuilder’s gain on the sale of their EMSI business.

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended June 30, 2019	GAAP measure	Severance expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Other non-operating items	Non-GAAP measure

Corporate - General and administrative expenses, exclusive of depreciation	$15,836	$(201)	$(5,208)	$—	$—	$10,427
Spectrum repacking reimbursements and other	(4,306)	—	—	4,306	—	—
Operating expenses	394,120	(1,452)	(5,208)	4,306	—	391,766
Operating income	142,812	1,452	5,208	(4,306)	—	145,166
Equity (loss) in unconsolidated investments, net	(615)	—	—	—	—	(615)
Other non-operating items, net	8,964	—	—	—	(7,285)	1,679
Total non-operating expense	(37,978)	—	—	—	(7,285)	(45,263)
Income before income taxes	104,834	1,452	5,208	(4,306)	(7,285)	99,903
Provision for income taxes	24,879	359	1,062	(1,089)	(1,824)	23,387
Net income	79,955	1,093	4,146	(3,217)	(5,461)	76,516
Net income per share-diluted	$0.37	$0.01	$0.02	$(0.02)	$(0.03)	$0.35

		Special Items
Quarter ended June 30, 2018	GAAP measure	Spectrum repacking reimbursements and other	Net gain on equity method investment	Other non-operating items	Non-GAAP measure

Spectrum repacking reimbursements and other	$(6,326)	$6,326	$—	$—	$—
Operating expenses	369,945	6,326	—	—	376,271
Operating income	154,135	(6,326)	—	—	147,809
Equity income (loss) in unconsolidated investments, net	15,547	—	(16,758)	—	(1,211)
Other non-operating items, net	(311)	—	—	5,722	5,411
Total non-operating expense	(33,868)	—	(16,758)	5,722	(44,904)
Income before income taxes	120,267	(6,326)	(16,758)	5,722	102,905
Provision for income taxes	27,755	2	(4,216)	971	24,512
Net income	92,512	(6,328)	(12,542)	4,751	78,393
Net income per share-diluted (a)	$0.43	$(0.03)	$(0.06)	$0.03	$0.36

(a) Per share amounts do not sum due to rounding.

		Special Items
Six months ended June 30, 2019	GAAP measure	Severance expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating items	Non-GAAP measure

Corporate - General and administrative expenses, exclusive of depreciation	$30,571	$(201)	$(9,119)	$—	$—	$—	$21,251
Spectrum repacking reimbursements and other	(11,319)	—	—	11,319	—	—	—
Operating expenses	778,224	(1,452)	(9,119)	11,319	—	—	778,972
Operating income	275,461	1,452	9,119	(11,319)	—	—	274,713
Equity income in unconsolidated investments, net	11,413	—	—	—	(13,126)	—	(1,713)
Other non-operating items, net	7,425	—	—	—	—	(6,285)	1,140
Total non-operating expense	(73,874)	—	—	—	(13,126)	(6,285)	(93,285)
Income before income taxes	201,587	1,452	9,119	(11,319)	(13,126)	(6,285)	181,428
Provision for income taxes	47,653	359	2,042	(2,847)	(3,169)	(1,574)	42,464
Net income	153,934	1,093	7,077	(8,472)	(9,957)	(4,711)	138,964
Net income per share-diluted	$0.71	$0.01	$0.03	$(0.04)	$(0.05)	$(0.02)	$0.64

		Special Items
Six months ended June 30, 2018	GAAP measure	Spectrum repacking reimbursements and other	Net gain on equity method investment	Other non-operating items	Pension payment timing related charges	Non-GAAP measure

Spectrum repacking reimbursements and other	$(6,326)	$6,326	$—	$—	$—	$—
Operating expenses	735,020	6,326	—	—	—	741,346
Operating income	291,150	(6,326)	—	—	—	284,824
Equity income (loss) in unconsolidated investments, net	14,309	—	(16,758)	—	—	(2,449)
Other non-operating items	(12,791)	—	—	15,184	6,300	8,693
Total non-operating expense	(95,311)	—	(16,758)	15,184	6,300	(90,585)
Income before income taxes	195,839	(6,326)	(16,758)	15,184	6,300	194,239
Provision for income taxes	48,140	2	(4,216)	(472)	1,608	45,062
Net income	147,699	(6,328)	(12,542)	15,656	4,692	149,177
Net income per share-diluted (a)	$0.68	$(0.03)	$(0.06)	$0.07	$0.02	$0.69
(a) Per share amounts do not sum due to rounding.

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Advertising & Marketing Services	$289,569	$281,847	3%	$553,971	$564,786	(2%)
Subscription	236,162	209,363	13%	477,737	414,919	15%
Political	3,229	25,709	(87%)	5,933	33,315	(82%)
Other	7,972	7,161	11%	16,044	13,150	22%
Total revenues (GAAP basis)	$536,932	$524,080	2%	$1,053,685	$1,026,170	3%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$—	$—	****	$(8,000)	$(24,000)	(67%)
Political	(3,229)	(25,709)	(87%)	(5,933)	(33,315)	(82%)
Total company adjusted revenues (non-GAAP basis)	$533,703	$498,371	7%	$1,039,752	$968,855	7%

*** Not meaningful

Excluding the impacts of estimated net incremental Olympic and Super Bowl and Political advertising revenue, total company adjusted revenues on a comparable basis increased 7% in the second quarter 2019 and 7% in the first six months of 2019 compared to the same periods in 2018. This increase was primarily attributable to increases in subscription revenue.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Net income (GAAP basis)	$79,955	$92,512	(14%)	$153,934	$147,699	4%
Plus: Provision for income taxes	24,879	27,755	(10%)	47,653	48,140	(1%)
Plus: Interest expense	46,327	49,104	(6%)	92,712	96,829	(4%)
Plus (Less): Equity loss (income) in unconsolidated investments, net	615	(15,547)	***	(11,413)	(14,309)	(20%)
Plus: Other non-operating items, net	(8,964)	311	***	(7,425)	12,791	***
Operating income (GAAP basis)	142,812	154,135	(7%)	275,461	291,150	(5%)
Plus: Severance expense	1,452	—	***	1,452	—	***
Plus: Acquisition-related costs	5,208	—	***	9,119	—	***
Less: Spectrum repacking reimbursements and other	(4,306)	(6,326)	(32%)	(11,319)	(6,326)	79%
Adjusted operating income (non-GAAP basis)	145,166	147,809	(2%)	274,713	284,824	(4%)
Plus: Depreciation	14,533	13,861	5%	29,450	27,332	8%
Plus: Amortization of intangible assets	8,823	7,962	11%	17,512	14,744	19%
Adjusted EBITDA (non-GAAP basis)	168,522	169,632	(1%)	321,675	326,900	(2%)
Corporate - General and administrative expense, exclusive of depreciation (non-GAAP basis)	10,427	11,221	(7%)	21,251	23,929	(11%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$178,949	$180,853	(1%)	$342,926	$350,829	(2%)

*** Not meaningful

Adjusted EBITDA margin in the second quarter of 2019 and for the six months ended June 30, 2019 was 33% without corporate expense or 31% with corporate expense. Our total Adjusted EBITDA decreased $1.1 million or 1% in the second quarter of 2019 compared to 2018. The decrease in the second quarter was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections. Most notably, for the second quarter, the decline was primarily driven by an increase in subscription revenue partially offset by higher programming costs and the expected decline of political revenue. For the first six months of 2019, the Adjusted EBITDA decrease of $5.2 million is primarily due to the same factors affecting the second quarter.

Free cash flow reconciliation

Our free cash flow, a non-GAAP performance measure, was $160.7 million in the first half of 2019 compared to $193.6 million for the same period in 2018.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Six months ended June 30,
	2019	2018	Change

Net income (GAAP basis)	$153,934	$147,699	4%
Plus: Provision for income taxes	47,653	48,140	(1%)
Plus: Interest expense	92,712	96,829	(4%)
Plus: Acquisition-related costs	9,119	—	***
Plus: Depreciation	29,450	27,332	8%
Plus: Amortization	17,512	14,744	19%
Plus: Stock-based compensation	9,442	7,967	19%
Plus: Company stock 401(k) contribution	3,244	—	***
Plus: Syndicated programming amortization	26,994	26,812	1%
Plus: Pension reimbursements	—	29,240	***
Plus: Severance expense	1,452	—	***
Plus: Cash dividend from equity investments for return on capital	—	11,295	***
Plus: Cash reimbursements from spectrum repacking	8,439	2,025	***
(Less) Plus: Other non-operating items, net	(7,425)	12,791	***
Less: Tax payments, net of refunds	(55,785)	(37,013)	51%
Less: Spectrum repacking reimbursements and other	(11,319)	(6,326)	79%
Less: Equity income in unconsolidated investments, net	(11,413)	(14,309)	(20%)
Less: Syndicated programming payments	(23,722)	(26,020)	(9%)
Less: Pension contributions	(5,947)	(35,384)	(83%)
Less: Interest payments	(85,961)	(91,360)	(6%)
Less: Purchases of property and equipment	(37,684)	(20,864)	81%
Free cash flow (non-GAAP basis)	$160,695	$193,598	(17%)

*** Not meaningful

Liquidity, Capital Resources and Cash Flows

Our cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowings under our revolving credit agreement and funds raised in the capital markets.

During the second quarter of 2019, we borrowed $71.0 million under the revolving credit facility to finance the purchase of the interest in Justice Network LLC and Quest that we did not previously own. As of June 30, 2019, our total debt was $2.95 billion, cash and cash equivalents totaled $29.3 million, and we had unused borrowing capacity of $1.39 billion under our revolving credit facility. As of June 30, 2019, approximately $2.69 billion, or 91%, of our debt has a fixed interest rate.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility, provides adequate liquidity to invest in organic and strategic growth opportunities, as well as acquisitions such as our 2019 acquisitions of WTOL/KWES and Justice/Quest multicast networks. We expect to finance our recently announced 11 station acquisition from Nexstar Media Group and WTHR/WBNS stations, through the use of available cash and borrowing under our revolving credit facility, which we expect to amend and extend in connection with the closing of the proposed transactions. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K for further discussion.

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300 million of our common stock over three years. During the first six month of 2019, given acquisition investment opportunities, no shares were repurchased and as of June 30, 2019, approximately $279.1 million remained under this program. As a result of our pending 11 station acquisition from Nexstar Media Group, we have suspended share repurchases under this program.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Six months ended June 30,
	2019	2018

Balance of cash, cash equivalents and restricted cash beginning of the period	$135,862	$128,041

Operating activities:
Net income	153,934	147,699
Depreciation, amortization and other non-cash adjustments	36,510	28,328
Pension (contributions), net of expense	(3,812)	(31,158)
Other, net	(69,781)	9,172
Net cash flows from operating activities	116,851	154,041
Net cash used for investing activities	(197,705)	(331,870)
Net cash (used for) from financing activities	(25,740)	74,291
Decrease in cash and cash equivalents	(106,594)	(103,538)

Balance of cash, cash equivalents and restricted cash end of the period	$29,268	$24,503

Operating Activities - Cash flow from operating activities was $116.9 million for the six months ended June 30, 2019, compared to $154.0 million for the same period in 2018. The $37.1 million net decrease in cash flow from operating activities was primarily due to a decrease in political revenue, for which customers pre-pay, a decline in AMS revenue due to the absence of the Olympics and lower Super Bowl related revenue, and a decline in payables and accruals (due to refunds paid to certain Premion customers and the payment of legal fees related to the DOJ matter described in Note 11 of the condensed consolidated financial statements). Also contributing to the decline was an increase in tax payments of $18.8 million. These amounts were partially offset by a decline in pension payments of $29.1 million.

Investing Activities - Cash flow used for investing activities was $197.7 million for the six months ended June 30, 2019, compared to $331.9 million for the same period 2018. The decrease of $134.2 million was primarily due a reduction in the amount of cash used for acquisitions. In 2019, we used $185.9 million for the acquisition of WTOL/KWES and Justice/Quest as compared to the 2018 acquisition of KFMB for $325.9 million.

Financing Activities - Cash flow used for financing activities was $25.7 million for the six months ended June 30, 2019, compared to cash flow from financing activities of $74.3 million for the same period in 2018. The change was primarily due to activity on our revolving credit facility. In the first six months of 2019 we made net borrowings of $55 million (used to partially fund Justice/Quest acquisition) on the revolver as compared to the same period in 2018 when we had borrowings of $186 million (primarily for the acquisition of KFMB).

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

As of June 30, 2019, approximately $2.69 billion of our debt has a fixed interest rate (which represents approximately 91% of our total principal debt obligation). Our remaining debt obligation of $280 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $1.4 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $3.1 billion as of June 30, 2019 and $2.96 billion as of December 31, 2018.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2019, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the second quarter of 2019, no shares were repurchased and as of June 30, 2019, approximately $279.1 million remained under this program. As a result of our pending 11 station acquisition from Nexstar Media Group, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Location

2-1
Agreement and Plan of Merger, dated as of June 10, 2019, by and among RadiOhio Incorporated, Radio Acquisition Corp., TEGNA Inc., and Michael J. Fiorile, solely in his capacity as Stockholder Representative
Attached.

2-2
Stock Purchase Agreement, dated as of June 10, 2019, by and among VideoIndiana, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.
Attached.

2-3	Stock Purchase Agreement, dated as of June 10, 2019, by and among WBNS TV, Inc., the Sellers named therein, Michael J. Fiorile, solely in his capacity as Stockholder Representative, and TEGNA Inc.	Attached.

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

10-1	Form of Director Restricted Stock Unit Award Agreement.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from TEGNA Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL includes: (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the quarter and year-to-date periods ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the quarter and year-to-date periods ended June 30, 2019 and 2018, (iv) Condensed Consolidated Cash Flow Statements for the year-to-date periods ended June 30, 2019 and June 30, 2018, (v) Consolidated Statements of Equity for the quarter and year-to-date periods ended June 30, 2019 and 2018 and (vi) the notes to unaudited condensed consolidated financial statements.
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

Date: August 6, 2019	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)