Form 10-Q
period 2019-09-30
TEGNA INC
filed 2019-11-07
CIK 39899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding as of October 31, 2019 was 216,903,652.

INDEX TO TEGNA INC.
September 30, 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars (Unaudited)

	Sept. 30, 2019	Dec. 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$9,194	$135,862
Accounts receivable, net of allowances of $5,269 and $3,090, respectively	521,118	425,404
Other receivables	29,234	20,967
Syndicated programming rights	63,263	35,252
Prepaid expenses and other current assets	25,522	17,737
Total current assets	648,331	635,222
Property and equipment
Cost	986,263	858,170
Less accumulated depreciation	(515,436)	(482,955)
Net property and equipment	470,827	375,215
Intangible and other assets
Goodwill	2,874,063	2,596,863
Indefinite-lived and amortizable intangible assets, less accumulated amortization	2,672,683	1,526,077
Right-of-use assets for operating leases	90,406	—
Investments and other assets	145,927	143,465
Total intangible and other assets	5,783,079	4,266,405
Total assets	$6,902,237	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars, except par value and share amounts (Unaudited)

	Sept. 30, 2019	Dec. 31, 2018

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$63,097	$83,226
Accrued liabilities
Compensation	38,658	52,726
Interest	56,570	37,458
Contracts payable for programming rights	129,989	112,059
Other	71,352	49,211
Dividends payable	15,173	15,154
Income taxes payable	—	19,383
Total current liabilities	374,839	369,217
Noncurrent liabilities
Income taxes	9,227	13,624
Deferred income tax liability	513,995	396,847
Long-term debt	4,180,938	2,944,466
Pension liabilities	128,517	139,375
Operating lease liabilities	101,348	—
Other noncurrent liabilities	71,677	72,389
Total noncurrent liabilities	5,005,702	3,566,701
Total liabilities	5,380,541	3,935,918

Shareholders’ equity
Common stock of $1 par value per share, 800,000,000 shares authorized, 324,418,632 shares issued	324,419	324,419
Additional paid-in capital	252,224	301,352
Retained earnings	6,586,321	6,429,512
Accumulated other comprehensive loss	(133,359)	(136,511)
Treasury stock at cost, 107,603,811 shares and 108,660,002 shares, respectively	(5,507,909)	(5,577,848)
Total equity	1,521,696	1,340,924
Total liabilities and equity	$6,902,237	$5,276,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited, in thousands of dollars, except per share amounts

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Revenues	$551,857	$538,976	$1,605,542	$1,565,146

Operating expenses:
Cost of revenues[1]	306,474	271,156	873,078	793,943
Business units - Selling, general and administrative expenses	78,439	76,639	223,845	229,193
Corporate - General and administrative expenses	29,792	17,593	60,363	41,522
Depreciation	15,381	14,262	44,831	41,594
Amortization of intangible assets	15,018	8,047	32,530	22,791
Spectrum repacking reimbursements and other	(80)	(3,005)	(11,399)	(9,331)
Total	445,024	384,692	1,223,248	1,119,712
Operating income	106,833	154,284	382,294	445,434

Non-operating income (expense):
Equity (loss) income in unconsolidated investments, net	(491)	771	10,922	15,080
Interest expense	(52,454)	(48,226)	(145,166)	(145,055)
Other non-operating items, net	(463)	(214)	6,962	(13,005)
Total	(53,408)	(47,669)	(127,282)	(142,980)

Income before income taxes	53,425	106,615	255,012	302,454
Provision for income taxes	5,079	13,789	52,732	61,929
Net Income from continuing operations	48,346	92,826	202,280	240,525
Income from discontinued operations, net of tax	—	4,325	—	4,325
Net income	$48,346	$97,151	$202,280	$244,850

Earnings from continuing operations per share - basic	$0.22	$0.43	$0.93	$1.11
Earnings from discontinued operations per share - basic	—	0.02	—	0.02
Net income per share – basic	$0.22	$0.45	$0.93	$1.13

Earnings from continuing operations per share - diluted	$0.22	$0.43	$0.93	$1.11
Earnings from discontinued operations per share - diluted	—	0.02	—	0.02
Net income per share – diluted	$0.22	$0.45	$0.93	$1.13

Weighted average number of common shares outstanding:
Basic shares	217,315	216,015	217,040	216,210
Diluted shares	218,310	216,348	217,808	216,617

[1] Cost of revenues exclude charges for depreciation and amortization expense, which are shown separately above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited, in thousands of dollars

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Net income	$48,346	$97,151	$202,280	$244,850
Other comprehensive income, before tax:
Foreign currency translation adjustments	(318)	(31)	(775)	551
Recognition of previously deferred post-retirement benefit plan costs	1,431	1,276	4,293	3,827
Pension lump-sum payment charges	—	1,198	686	7,498
Other comprehensive income, before tax	1,113	2,443	4,204	11,876
Income tax effect related to components of other comprehensive income	(278)	(615)	(1,052)	(3,021)
Other comprehensive income, net of tax	835	1,828	3,152	8,855
Comprehensive income	$49,181	$98,979	$205,432	$253,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited, in thousands of dollars

	Nine months ended Sept. 30,
	2019	2018

Cash flows from operating activities:
Net income	$202,280	$244,850
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	77,361	64,385
Stock-based compensation	13,887	12,292
Company stock 401(k) contribution	6,486	—
Gains on assets	(11,728)	(6,991)
Equity income from unconsolidated investments, net	(10,922)	(15,080)
Pension contributions, net of expense	(5,543)	(39,932)
Change in other assets and liabilities, net of acquisitions	(57,236)	73,136
Net cash flow from operating activities	214,585	332,660
Cash flows from investing activities:
Purchase of property and equipment	(51,231)	(35,281)
Reimbursements from spectrum repacking	13,975	5,057
Payments for acquisitions of businesses, net of cash acquired	(1,507,483)	(328,433)
Payments for investments	(4,041)	(11,309)
Proceeds from investments	4,020	1,224
Proceeds from sale of assets	21,733	16,335
Net cash flow used for investing activities	(1,523,027)	(352,407)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities, net	223,000	72,000
Proceeds from issuance of Senior Notes	1,100,000	—
Debt repayments	(75,000)	(95,985)
Payment of debt issuance costs	(20,276)	(5,269)
Dividends paid	(45,451)	(45,219)
Repurchases of common stock	—	(5,831)
Other, net	(499)	(4,224)
Net cash flow provided by (used for) financing activities	1,181,774	(84,528)
Decrease in cash, cash equivalents and restricted cash	(126,668)	(104,275)
Balance of cash, cash equivalents and restricted cash, beginning of period	135,862	128,041
Balance of cash, cash equivalents and restricted cash, end of period	$9,194	$23,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

Quarters Ended:	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at June 30, 2019	$324,419	$256,024	$6,553,149	$(134,194)	$(5,519,656)	$1,479,742
Net Income			48,346			48,346
Other comprehensive income, net of tax				835		835
Total comprehensive income						49,181
Dividends declared: $0.07 per share			(15,174)			(15,174)
Company stock 401(k) contribution		(7,794)			11,036	3,242
Stock-based awards activity		(763)			711	(52)
Stock-based compensation		4,445				4,445
Other activity		312				312
Balance at Sept. 30, 2019	$324,419	$252,224	$6,586,321	$(133,359)	$(5,507,909)	$1,521,696

Balance at June 30, 2018	$324,419	$304,066	$6,201,694	$(124,741)	$(5,588,527)	$1,116,911
Net Income			97,151			97,151
Other comprehensive income, net of tax				1,828		1,828
Total comprehensive income						98,979
Dividends declared: $0.07 per share			(15,070)			(15,070)
Stock-based awards activity		(2,625)			2,751	126
Stock-based compensation		4,325				4,325
Other activity		312				312
Balance at Sept. 30, 2018	$324,419	$306,078	$6,283,775	$(122,913)	$(5,585,776)	$1,205,583

TEGNA Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited, in thousands of dollars, except per share data

Nine Months Ended:	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at Dec. 31, 2018	$324,419	$301,352	$6,429,512	$(136,511)	$(5,577,848)	$1,340,924
Net Income			202,280			202,280
Other comprehensive income, net of tax				3,152		3,152
Total comprehensive income						205,432
Dividends declared: $0.21 per share			(45,471)			(45,471)
Company stock 401(k) contribution		(15,053)			21,539	6,486
Stock-based awards activity		(48,899)			48,400	(499)
Stock-based compensation		13,887				13,887
Other activity		937				937
Balance at Sept. 30, 2019	$324,419	$252,224	$6,586,321	$(133,359)	$(5,507,909)	$1,521,696

Balance at Dec. 31, 2017	$324,419	$382,127	$6,062,995	$(106,923)	$(5,667,577)	$995,041
Net Income			244,850			244,850
Other comprehensive income, net of tax				8,855		8,855
Total comprehensive income						253,705
Cumulative effects of accounting changes			21,121	(24,845)		(3,724)
Dividends declared: $0.21 per share			(45,191)			(45,191)
Treasury stock acquired					(5,831)	(5,831)
Stock-based awards activity		(89,921)			87,632	(2,289)
Stock-based compensation		12,292				12,292
Other activity		1,580				1,580
Balance at Sept. 30, 2018	$324,419	$306,078	$6,283,775	$(122,913)	$(5,585,776)	$1,205,583
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

We operate one operating and reportable segment, which primarily consists of our 62 television stations operating in 51 markets, offering high-quality television programming and digital content. Our reportable segment determination is based on our management and internal reporting structure, the nature of products and services we offer, and the financial information that is evaluated regularly by our chief operating decision maker.

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

Adoption of the guidance resulted in recording of new right-of-use asset and lease liability balances of $73.8 million and $91.8 million, respectively, as of the adoption date. The difference between right-of-use lease asset and lease liability balances was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. The new guidance did not have a material impact on our Consolidated Statements of Income, Comprehensive Income, Cash Flows or Equity. See Note 7 for additional information.

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

New accounting guidance not yet adopted: In June 2016, the FASB issued new guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current GAAP, credit losses on accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance, specifically as it relates to our allowance for accounts receivable, which we don’t anticipate having a material impact on our consolidated financial statements and related disclosure as of the adoption date.

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

In March 2019, the FASB issued new guidance related to the accounting for episodic television series. The most significant aspect of this new guidance that is applicable to us relates to the level at which our capitalized programming assets are monitored for impairment. Under the new guidance these assets will be monitored at the film group level which is the lowest level at which independently identifiable cash flows are identifiable. We plan to adopt the new guidance beginning in the first quarter of 2020 and it will be adopted prospectively. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures as of the adoption date.

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

Revenue earned by these sources in the third quarter and first nine months of 2019 and 2018 are shown below (amounts in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Advertising & Marketing Services	$297,333	$264,852	$851,304	$829,638
Subscription	240,735	207,463	718,472	622,382
Political	8,131	60,410	14,064	93,725
Other	5,658	6,251	21,702	19,401
Total revenues	$551,857	$538,976	$1,605,542	$1,565,146

NOTE 2 – Acquisitions

Nexstar Stations

On September 19, 2019 we completed our previously announced acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The television stations acquired are listed in the table below:

Market	Station	Affiliation
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX
Memphis, TN	WATN/WLMT	ABC/CW
Wilkes Barre-Scranton, PA	WNEP	ABC
Des Moines-Ames, IA	WOI/KCWI	ABC/CW
Huntsville-Decatur-Florence, AL	WZDX	FOX
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS

The estimated purchase price for the Nexstar Stations is approximately $769.1 million which includes a base purchase price of $740.0 million and estimated working capital of $29.1 million. The transaction was structured as an asset purchase and financed through the use of a portion of the $1.1 billion of Senior Notes issued on September 13, 2019 and borrowing under our revolving credit facility (see Note 5). The acquisition of the Nexstar Stations adds complementary markets to our existing portfolio of top network affiliates, including four affiliates in presidential election battleground states.

Dispatch Stations

On August 8, 2019 we completed the previously announced acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). Through this acquisition we purchased WTHR, the NBC affiliate station in Indianapolis, IN, WBNS, the CBS affiliate in Columbus, OH and WBNS Radio (97.1 FM and 1460 AM) in Columbus, OH.

The estimated purchase price for the Dispatch Stations is approximately $553.7 million which consists of a base purchase price of $535.0 million and estimated working capital and cash acquired of $18.7 million. The transaction was structured as a stock purchase and financed through available cash and borrowing under our revolving credit facility. The acquisition of the Dispatch Stations expands our portfolio of top-rated big four affiliates in large markets.

Justice and Quest Multicast Networks

On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest from Cooper Media. Justice and Quest are two leading multicast networks that offer unique ad-supported programming. Justice Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series.

Cash paid for this acquisition was $77.2 million (which included $4.7 million for estimated working capital paid at closing), funded through available cash and borrowing under our revolving credit facility. As a result of acquiring the remaining ownership of the networks, we recognized a $7.3 million gain due to the write-up of our prior investment in the Justice Network and Quest multicast networks to its fair value at the time of the acquisition. This gain was recorded in Other non-operating items, net within the Consolidated Statement of Income.

Gray Stations

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in Midland-Odessa, TX from Gray Television, Inc (the Gray Stations). The final purchase price was approximately $109.9 million, which includes working capital of approximately $4.9 million which was funded through the use of available cash and borrowing under our revolving credit facility. WTOL and KWES are strong local media brands in key markets, and they further expand our station portfolio of top 4 affiliates.

We refer to these four acquisitions collectively as the “Recent Acquisitions”.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed in connection with the Recent Acquisitions (in thousands):

	Nexstar Stations	Dispatch Stations	Justice & Quest	Gray Stations	Total
Cash	$—	$2,363	$—	$—	$2,363
Accounts receivable	35,459	26,680	8,501	5,553	76,193
Prepaid and other current assets	4,760	6,165	6,987	988	18,900
Property and equipment	47,339	40,856	369	11,757	100,321
Goodwill	84,252	158,077	23,413	11,458	277,200
FCC licenses	415,225	298,974	—	53,378	767,577
Retransmission agreements	76,894	55,366	—	12,253	144,513
Network affiliation agreements	115,340	83,048	—	16,105	214,493
Right-of-use assets for operating leases	19,064	362	—	252	19,678
Other intangible assets	—	—	52,553	—	52,553
Other noncurrent assets	2,015	—	5,252	18	7,285
Total assets acquired	$800,348	$671,891	$97,075	$111,762	$1,681,076
Accounts Payable	719	953	725	1	2,398
Accrued liabilities	10,086	8,917	3,973	1,606	24,582
Deferred income tax liability	—	108,132	(471)	—	107,661
Operating lease liabilities - noncurrent	17,271	233	—	235	17,739
Other noncurrent liabilities	3,155	—	2,700	—	5,855
Total liabilities assumed	$31,231	$118,235	$6,927	$1,842	$158,235
Net assets acquired	$769,117	$553,656	$90,148	$109,920	$1,522,841

Less: cash acquired	$—	$(2,363)	$—	$—	$(2,363)
Less: fair value of existing ownership	—	—	(12,995)	—	(12,995)
Cash paid for acquisitions	$769,117	$551,293	$77,153	$109,920	$1,507,483

The fair value of the assets and liabilities identified in the table above are based on preliminary valuations. As such, our estimates are subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The purchase price allocation of each acquisition remains under evaluation as of the end of the third quarter of 2019. The primary areas which are being assessed relate to the fair value of intangible assets and working capital adjustments with some of the respective sellers.

Retransmission agreement intangible assets are amortized over periods of between five and six years while network affiliation agreements are amortized over 15 years. Other intangible assets primarily represent the fair value of distribution agreements held by Justice and Quest which will be amortized over a period of seven years. The weighted average amortization periods for each of the Recent Acquisitions are currently estimated to be: Nexstar Stations (10.8 years), Dispatch Stations (10.8 years), Justice and Quest (6.9 years) and Gray Stations (11.1 years).

Goodwill is calculated as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the acquisition that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate. The goodwill, the FCC licenses and other intangible assets recognized from the Nexstar Stations, Justice & Quest and Gray Stations transactions are expected to be substantially all deductible for tax purposes. Goodwill and all other intangible assets from the Dispatch Stations are not expected to be tax deductible.

Our Consolidated Statements of Income for the quarter and nine months ended September 30, 2019 include the results of the Recent Acquisitions since their respective acquisition dates as shown in the table below (in thousands):

	Quarter ended	Nine months ended
	Sept. 30, 2019	Sept. 30, 2019
Revenue	$45,867	$65,308
Operating Income	$5,486	$7,696

Acquisition-related costs incurred in connection with the Recent Acquisitions for the quarter and nine months ended September 30, 2019 were $20.0 million and $29.1 million, respectively, which have been recorded in the Corporate - General and administrative expenses, line item within the Consolidated Statements of Income.

Unaudited Supplemental Pro Forma Financial Information

The following table sets forth certain pro forma financial information for the quarter and nine-months ended September 30, 2019 and 2018 giving effect to the Recent Acquisitions as if they were all completed on January 1, 2018 (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018
Revenue	$605,908	$644,893	$1,841,373	$1,865,893
Net income	$42,277	$97,290	$185,528	$234,626

Information for the acquisitions has been presented on a consolidated basis as the information is not material individually for any of the acquisitions. The unaudited historical results have been adjusted for business combination accounting effects, including depreciation and amortization charges from acquired intangible assets, interest on the new debt and related tax effects. The pro forma results are not necessarily indicative of what our results would have been had we completed the acquisitions on January 1, 2018, nor are they reflective of our expected results of operations for any future periods. For example, revenues and net income amounts below do not include any adjustments for expected synergies.
NOTE 3 – Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	Sept. 30, 2019		Dec. 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$2,874,063	$—	$2,596,863	$—

Indefinite-lived intangibles:
Television and radio station FCC licenses	2,151,764	—	1,384,186	—
Amortizable intangible assets:
Retransmission agreements	266,106	(95,469)	121,594	(79,274)
Network affiliation agreements	324,883	(42,928)	110,390	(30,802)
Other	81,418	(13,091)	28,865	(8,882)
Total indefinite-lived and amortizable intangible assets	$2,824,171	$(151,488)	$1,645,035	$(118,958)

Our retransmission consent contracts and network affiliation agreements are amortized on a straight-line basis over their estimated useful lives. Other intangibles primarily include distribution agreements from our Justice & Quest acquisition, customer relationships and favorable lease agreements which are also amortized on a straight-line basis over their useful lives. Increases in goodwill, indefinite-lived and amortizable intangible assets are a result of the Recent Acquisitions discussed in Note 2 and are preliminary as we continue to review underlying assumptions and valuation methodologies utilized to calculate their respective fair values.

NOTE 4 – Investments and other assets

Our investments and other assets consisted of the following as of September 30, 2019, and December 31, 2018 (in thousands):

	Sept. 30, 2019	Dec. 31, 2018

Cash value life insurance	$51,714	$50,452
Equity method investments	12,233	22,960
Other equity investments	27,377	24,497
Deferred debt issuance costs	11,680	9,350
Other long-term assets	42,923	36,206
Total	$145,927	$143,465

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

Equity method investments: We hold several strategic equity method investments. Our largest equity method investment is our ownership in CareerBuilder, of which we own approximately 17% (or approximately 10% on a fully-diluted basis), which has an investment balance of $9.6 million and $12.4 million as of September 30, 2019 and December 31, 2018, respectively. Our ownership stake provides us with two seats on CareerBuilder’s board of directors. As a result, we concluded that we have significant influence over CareerBuilder and therefore account for our interest using the equity method of accounting.

In the first quarter of 2019, we sold our investment in Captivate, which had been accounted for as an equity method investment, for $16.2 million, which resulted in a pre-tax gain of $12.2 million (after-tax gain of $9.2 million). This gain was recorded in Equity (loss) income in unconsolidated investments, net within the Consolidated Statement of Income and Statement of Cash Flows.

Other equity investments: Represent investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence. These investments are recorded at cost less impairments, if any, plus or minus changes in observable prices for those investments. In the second quarter of 2019, we recognized a $1.6 million gain due to one of these investments having an observable price increase. This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on these investments in the first nine months of 2019, nor were there any gains or losses recorded during the nine months ended September 30, 2018.

NOTE 5 – Long-term debt
Our long-term debt is summarized below (in thousands):

	Sept. 30, 2019	Dec. 31, 2018

Unsecured floating rate term loan due quarterly through June 2020[1]	$30,000	$60,000
Unsecured floating rate term loan due quarterly through September 2020[1]	120,000	165,000
Unsecured notes bearing fixed rate interest at 5.125% due October 2019[1]	320,000	320,000
Unsecured notes bearing fixed rate interest at 5.125% due July 2020[1]	600,000	600,000
Unsecured notes bearing fixed rate interest at 4.875% due September 2021	350,000	350,000
Unsecured notes bearing fixed rate interest at 6.375% due October 2023	650,000	650,000
Borrowings under revolving credit agreement expiring August 2024	273,000	50,000
Unsecured notes bearing fixed rate interest at 5.50% due September 2024	325,000	325,000
Unsecured notes bearing fixed rate interest at 7.75% due June 2027	200,000	200,000
Unsecured notes bearing fixed rate interest at 7.25% due September 2027	240,000	240,000
Unsecured notes bearing fixed rate interest at 5.00% due September 2029	1,100,000	—
Total principal long-term debt	4,208,000	2,960,000
Debt issuance costs	(29,204)	(15,458)
Unamortized premiums and discounts, net	2,142	(76)
Total long-term debt	$4,180,938	$2,944,466

1 We have the intent and ability to refinance the principal payments due within the next 12 months on a long-term basis through our revolving credit facility. As such, all debt presented in the table above is classified as long-term on our September 30, 2019 Condensed Consolidated Balance Sheet.

On August 15, 2019, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until August 15, 2024. The amendment also increased our permitted total leverage ratio as follows:

Period	Leverage Ratio
July 1, 2019 - September 30, 2020	5.50 to 1.00
October 1, 2020 - March 31, 2021	5.25 to 1.00
April 1, 2021 - September 30, 2021	5.00 to 1.00
October 1, 2021 - September 30, 2022	4.75 to 1.00
October 1, 2022 and thereafter	4.50 to 1.00

The amendment also increases the amount of unrestricted cash that we are allowed to offset debt by in our leverage ratio calculation to $500.0 million.

On September 13, 2019, we completed a private placement offering of $1.1 billion aggregate principal amount of unsecured notes bearing an interest rate of 5.00% which are due in September 2029. The net proceeds were used to finance the acquisition of the Nexstar Stations and to pay down borrowing under the revolving credit agreement.

As of September 30, 2019, we had unused borrowing capacity of $1.22 billion under our revolving credit facility.

On October 15, 2019 we repaid the remaining $320.0 million of our unsecured notes bearing fixed rate interest at 5.125% which had become due. Additionally, on October 18, 2019 we repaid $290.0 million of our $600.0 million unsecured notes bearing fixed interest at 5.125% which are due in July 2020. Both repayments were made by utilizing our revolving credit facility, which had an unused borrowing capacity of $618.2 million following these repayments.

NOTE 6 – Retirement plans

Our principal defined benefit pension plan is the TEGNA Retirement Plan (TRP). The disclosure table below includes the pension expenses of the TRP and the TEGNA Supplemental Retirement Plan (SERP). The total net pension obligations, including both current and non-current liabilities, as of September 30, 2019, were $136.4 million, of which $7.9 million is recorded as a current obligation within accrued liabilities on the Condensed Consolidated Balance Sheet.

Pension costs, which primarily include costs for the qualified TRP and the non-qualified SERP, are presented in the following table (in thousands):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Service cost-benefits earned during the period	$2	$3	$6	$9
Interest cost on benefit obligation	5,761	5,721	17,284	15,945
Expected return on plan assets	(6,580)	(8,218)	(19,740)	(23,148)
Amortization of prior service cost	23	42	68	126
Amortization of actuarial loss	1,521	1,271	4,562	3,814
Pension payment timing related charge	—	1,198	686	7,498
Expense for company-sponsored retirement plans	$727	$17	$2,866	$4,244

Benefits no longer accrue for substantially all TRP and SERP participants as a result of amendments to the plans in the past years and as such we no longer incur a significant amount of the service cost component of pension expense. All other components of our pension expense presented above are included within the Other non-operating items, net line item of the Consolidated Statements of Income.

During the nine months ended September 30, 2019 and 2018, we made cash contributions of $2.4 million and $11.1 million to the TRP and benefit payments to participants of the SERP of $6.0 million and $32.9 million, respectively. Based on actuarial projections, we expect to make additional cash payments of $3.6 million in fourth quarter of 2019 on account of these benefit plans (comprised of payments of $1.5 million to the TRP and $2.1 million SERP participants).

We incurred pension payment timing related charges of $0.7 million and $7.5 million in the first nine months of 2019 and 2018, respectively, as a result of lump sum SERP payments made to certain former employees. These charges were reclassified from accumulated other comprehensive loss into net periodic benefit cost.

NOTE 7 – Leases
We adopted the FASB’s new lease accounting guidance on January 1, 2019. We determine if an arrangement contains a lease at the agreement’s inception. As permitted under the lease accounting standards adoption guidance, arrangements prior to the adoption date retained their previous determination as to whether or not an arrangement contained a lease. Arrangements entered into subsequent to the adoption date of the new guidance have been analyzed to determine if a lease exists depending on whether there was an identified underlying asset that we control.
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
The operating lease right-of-use assets as of the lease commencement date are calculated based on the amount of the operating lease liability, less any lease incentives. Some of our lease agreements include options to renew for additional terms or provide us with the ability terminate the lease early. In determining the term of the lease, we consider whether or not we are reasonably certain to exercise these options. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

The following table presents lease related assets and liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2019 (in thousands):

Assets
Right-of-use assets for operating leases	$90,406

Liabilities
Operating lease liabilities (current)[1]	9,174
Operating lease liabilities (non-current)	101,348
Total operating lease liabilities	$110,522

(1) Current operating lease liabilities are included within the other accrued liabilities line item of the Condensed Consolidated Balance Sheet.

As of September 30, 2019, the weighted-average remaining lease term for our lease portfolio was 10.5 years and the weighted average discount rate used to calculate the present value of our lease liabilities was 5.4%.

For the nine months ended September 30, 2019 and 2018, we recognized lease expense of $9.6 million and $13.7 million, respectively. Lease expense for the three months ended September 30, 2019 and 2018 were $3.3 million and $4.9 million, respectively. In addition, we made cash payments for operating leases of $2.5 million and $7.6 million during the three and nine months ended September 30, 2019, respectively, which are included in cash flows from operating activities on Statement of Cash Flows.

The table below reconciles future lease payments for each of the next five years and remaining years thereafter, in aggregate, to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019 (in thousands):

Future Period	Cash Payments

Remaining in 2019	$3,424
2020	15,194
2021	16,570
2022	15,575
2023	14,411
Thereafter	88,759
Total lease payments	153,933
Less: amount of lease payments representing interest	43,411
Present value of lease liabilities	$110,522

As of December 31, 2018, operating lease commitments under lessee arrangements were $10.4 million, $9.9 million, $11.7 million, $10.9 million, and $10.3 million for the years 2019 through 2023, respectively, and $73.9 million thereafter.

NOTE 8 – Accumulated other comprehensive loss

The following table summarizes the components of, and the changes in, Accumulated Other Comprehensive Loss (AOCL), net of tax (in thousands):

	Retirement Plans	Foreign Currency Translation	Total
Quarters Ended:
Balance at June 30, 2019	$(134,233)	$39	$(134,194)
Other comprehensive income before reclassifications	—	(238)	(238)
Amounts reclassified from AOCL	1,073	—	1,073
Total other comprehensive income	1,073	(238)	835
Balance at Sept. 30, 2019	$(133,160)	$(199)	$(133,359)

Balance at June 30, 2018	$(125,288)	$547	$(124,741)
Other comprehensive income before reclassifications	—	(23)	(23)
Amounts reclassified from AOCL	1,851	—	1,851
Total other comprehensive income	1,851	(23)	1,828
Balance at Sept. 30, 2018	$(123,437)	$524	$(122,913)

	Retirement Plans	Foreign Currency Translation	Total
Nine Months Ended:
Balance at Dec. 31, 2018	$(136,893)	$382	$(136,511)
Other comprehensive income before reclassifications	—	(581)	(581)
Amounts reclassified from AOCL	3,733	—	3,733
Total other comprehensive income	3,733	(581)	3,152
Balance at Sept. 30, 2019	$(133,160)	$(199)	$(133,359)

Balance at Dec. 31, 2017	$(107,037)	$114	$(106,923)
Other comprehensive income before reclassifications	—	410	410
Amounts reclassified from AOCL	8,445	—	8,445
Other comprehensive income	8,445	410	8,855
Reclassification of stranded tax effects to retained earnings	(24,845)	—	(24,845)
Balance at Sept. 30, 2018	$(123,437)	$524	$(122,913)

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

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Amortization of prior service credit, net	$(120)	$(101)	$(360)	$(302)
Amortization of actuarial loss	1,551	1,376	4,653	4,129
Pension payment timing related charges	—	1,198	686	7,498
Total reclassifications, before tax	1,431	2,473	4,979	11,325
Income tax effect	(358)	(622)	(1,246)	(2,880)
Total reclassifications, net of tax	$1,073	$1,851	$3,733	$8,445

NOTE 9 – Earnings per share

Our earnings per share (basic and diluted) are presented below (in thousands, except per share amounts):

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
	2019	2018	2019	2018

Net income from continuing operations	$48,346	$92,826	$202,280	$240,525
Income from discontinued operations, net of tax	—	4,325	—	4,325
Net income	$48,346	$97,151	$202,280	$244,850

Weighted average number of common shares outstanding - basic	217,315	216,015	217,040	216,210
Effect of dilutive securities:
Restricted stock units	607	167	420	116
Performance share units	364	—	312	72
Stock options	24	166	36	219
Weighted average number of common shares outstanding - diluted	218,310	216,348	217,808	216,617

Earnings from continuing operations per share - basic	$0.22	$0.43	$0.93	$1.11
Earnings from discontinued operations per share - basic	—	0.02	—	0.02
Net income per share - basic	$0.22	$0.45	$0.93	$1.13

Earnings from continuing operations per share - diluted	$0.22	$0.43	$0.93	$1.11
Earnings from discontinued operations per share - diluted	—	0.02	—	0.02
Net income per share - diluted	$0.22	$0.45	$0.93	$1.13

Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units, performance share units, and the exercise of outstanding stock options based on the treasury stock method when dilutive. The diluted earnings per share amounts exclude the effects of approximately 12,000 and 28,000 stock awards for the three and nine months ended September 30, 2019, respectively, and 189,000 and 235,000 for the three and nine months ended September 30, 2018, respectively, as their inclusion would be accretive to earnings per share.

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

In the second quarter of 2019, we recognized a $1.6 million gain on one of our investments due to an observable price increase, which represents a Level 2 input (see Note 4 for further discussion). This gain was recorded in the Other non-operating items, net line item in our Consolidated Statements of Income. No other gains or losses were recorded on our investments due to observable price changes in 2019, or during the nine months ended September 30, 2018.

Prior to the closing of our acquisition in the multicast networks Justice Network and Quest we held an approximately 15% ownership interest. Upon completion of the step acquisition, we recognized a gain of $7.3 million in Other non-operating items, net within the Consolidated Statement of Income, for the remeasurement of our previously held ownership interest to fair value, which was $8.0 million. The fair value was determined using an income approach which was based on significant inputs not observable in the market, and thus represented a Level 3 fair value measurement.
We additionally hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The fair value of our total debt, based on the bid and ask quotes for the related debt (Level 2), totaled $4.32 billion at September 30, 2019, and $2.96 billion at December 31, 2018.

NOTE 11 – Supplemental cash flow information

The following table provides a reconciliation of cash and cash equivalents, as reported on our Condensed Consolidated Balance Sheets, to cash, cash equivalents, and restricted cash, as reported on our Condensed Consolidated Statement of Cash Flows (in thousands):

	Sept. 30, 2019	Dec. 31, 2018	Sept. 30, 2018	Dec. 31, 2017
Cash and cash equivalents	$9,194	$135,862	$23,766	$98,801
Restricted cash equivalents included in:
Prepaid expenses and other current assets	—	—	—	29,240
Cash, cash equivalents and restricted cash	$9,194	$135,862	$23,766	$128,041

Our restricted cash equivalents consisted of highly liquid investments that were held within a rabbi trust and were used to pay our deferred compensation and SERP obligations.

The following table provides additional information about cash flows related to income taxes and interest (in thousands):

	Nine months ended Sept. 30,
	2019	2018
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$73,457	$51,325
Cash paid for interest	$117,913	$121,616

The timing of tax payments reflects the federal income tax payment due dates (no payments made in the first quarter; two payments made in the second quarter; and one payment will be made in each of the third and fourth quarter). The 2019 amount is primarily comprised of net tax payments of $17.7 million made during third quarter and $56.2 million of net payments made in the second quarter. In 2018, we made net tax payments of $14.3 million during third quarter and $39.8 million of net payments in the second quarter.

NOTE 12 – Other matters

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

These cases have been consolidated into a single proceeding in the United States District Court for the Northern District of Illinois, captioned Clay, Massey & Associates, P.C. v. Gray Television, Inc. et. al., filed on July 30, 2018. At the court’s direction, plaintiffs filed an amended complaint on April 3, 2019, that superseded the original complaints. Although we were named as a defendant in sixteen of the original complaints, the amended complaint did not name TEGNA as a defendant. After TEGNA and four other broadcasters entered into consent decrees with the Department of Justice in June 2019, the plaintiffs sought leave from the court to further amend the complaint to add TEGNA and the other settling broadcasters to the proceeding.  The court granted the plaintiffs’ motion, and the plaintiffs filed the second amended complaint on September 9, 2019.  On October 8, 2019, the defendants jointly filed a motion to dismiss the matter.  We deny any violation of law, believe that the claims asserted in the Advertising Cases are without merit, and intend to defend ourselves vigorously against them.

We, along with a number of our subsidiaries, also are defendants in other judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of any of the foregoing matters.

FCC Broadcast Spectrum Program

In April 2017, the FCC announced the completion of a voluntary incentive auction to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, along with a related “repacking” of the television spectrum for remaining television stations. The FCC has notified us that 17 (which includes four of our recently acquired stations) of our existing stations will be repacked to new channels.

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

The repacking process is scheduled to occur over a 39-month period, divided into ten phases, ending mid-year 2020. Our full power stations have been assigned to phases two through nine, and a majority of our remaining capital expenditures in connection with the repack will occur in 2019. To date, we have incurred approximately $27.8 million in capital expenditures for the spectrum repack project (of which $10.2 million was paid during the first nine months of 2019). We have received FCC reimbursements of approximately $21.4 million through September 30, 2019. The reimbursements were recorded as a contra operating expense within our Spectrum repacking reimbursements and other line item on our Consolidated Statement of Income and reported as an investing inflow on the Consolidated Statement of Cash Flows.

Each repacked full power commercial television station, including each of our 17 repacked stations, has been allocated a reimbursement amount equal to approximately 92.5% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Although we expect the FCC to make additional allocations from the fund, it is not guaranteed that the FCC will approve all reimbursement requests necessary to completely reimburse each repacked station for all amounts incurred in connection with the repack.

Related Party Transactions

We have an equity and debt investment in MadHive, Inc. (MadHive) which is a related party of TEGNA. In addition to our investment, we also have a commercial agreement with MadHive where they support our Premion business in acquiring and delivering over-the-top ad impressions. In the third quarter and first nine months of 2019, we incurred expenses of $5.8 million and $21.6 million, respectively, as a result of the commercial agreement with MadHive. In the third quarter and first nine months of 2018, we incurred $1.6 million of expenses under the commercial agreement. As of September 30, 2019 and December 31, 2018 we had accounts payable and accrued liabilities associated with the commercial agreement of $2.8 million and $1.6 million, respectively.

Reduction in Force Programs

In 2018, we initiated reduction in force programs at our corporate headquarters and our Digital Marketing Services (DMS) business unit, which resulted in a total severance charge of $7.3 million which was recorded within the Cost of Revenues, Business Units - Selling and Administrative, and Corporate - General and Administrative Costs within the Consolidated Statement of Income in the third quarter of 2018. The corporate headquarters reductions were part of our ongoing consolidations of our corporate structure following our strategic transformation into a pure play broadcast company. The reduction in force at our DMS unit is a result of a rebranding of our service offerings and unification of our sales strategy to better serve our customers. A majority of the employees impacted by these reductions will receive lump sum severance payments. As of the end of the third quarter of 2019, we have a remaining accrual of approximately $2.8 million related to these actions, substantially all of which will be paid throughout the remainder of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an innovative media company that serves the greater good of our communities. Across platforms, we tell empowering stories, conduct impactful investigations and deliver innovative marketing services. With 62 television stations and four radio stations in 51 U.S. markets, we are the largest owner of top four network affiliates in the top 25 markets among independent station groups, reaching approximately 39% of U.S. television households. Each television station also has a robust digital presence across online, mobile and social platforms, reaching consumers whenever, wherever they are. We have been consistently honored with the industry’s top awards, including Edward R. Murrow, George Polk, Alfred I. DuPont and Emmy Awards. Through TEGNA Marketing Solutions (TMS), our integrated sales and back-end fulfillment operations, we deliver results for advertisers across television, email, social, and Over the Top (OTT) platforms, including Premion, our OTT advertising network.

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

	Two Years Ending September 30,
	2019			2018

Advertising & Marketing Services	53%			57%
Subscription	40%	}	46%	37%	}	42%
Political	6%			5%
Other	1%			1%
Total revenues	100%			100%

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

On September 19, 2019 we completed our previously announced acquisition of 11 local television stations in eight markets, including eight Big Four affiliates, from Nexstar Media Group (the Nexstar Stations). These stations were divested by Nexstar Media Group in connection with its acquisition of Tribune Media Company. The television stations acquired through this acquisition are listed in the table below:

Market	Station	Affiliation
Hartford-New Haven, CT	WTIC/WCCT	FOX/CW
Harrisburg-Lancaster-Lebanon-York, PA	WPMT	FOX
Memphis, TN	WATN/WLMT	ABC/CW
Wilkes Barre-Scranton, PA	WNEP	ABC
Des Moines-Ames, IA	WOI/KCWI	ABC/CW
Huntsville-Decatur-Florence, AL	WZDX	FOX
Davenport, IA and Rock Island-Moline, IL	WQAD	ABC
Ft. Smith-Fayetteville-Springdale-Rogers, AR	KFSM	CBS

The estimated purchase price for the Nexstar Stations is approximately $769.1 million which includes a base purchase price of $740.0 million and estimated working capital of $29.1 million. The transaction was financed through the use of a portion of the $1.1 billion of Senior Notes issued on September 13, 2019 and borrowing under our revolving credit facility. The acquisition of the Nexstar Stations adds complementary markets to our existing portfolio of top network affiliates, including four affiliates in presidential election battleground states.

On August 8, 2019, we completed our previously announced acquisition of Dispatch Broadcast Group’s #1 rated stations in Indianapolis, Indiana (NBC affiliate WTHR) and Columbus, Ohio (CBS affiliate WBNS). We also acquired WBNS radio (1460 AM and 97.1 FM), the leader in sports radio in Central Ohio (collectively the Dispatch Stations). The estimated purchase price for the Dispatch Stations is $553.7 million which consists of a base purchase price of $535.0 million and estimated working capital and cash acquired of $18.7 million. The acquisition of the Dispatch Stations helps to expand our portfolio of big four affiliates in top markets. The transaction was financed through available cash and borrowing under our revolving credit facility.
On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest from Cooper Media. Justice and Quest are two leading multicast networks that offer unique ad-supported programming. Justice Network’s content is focused on true-crime genre, while Quest features factual-entertainment programs such as science, history, and adventure-reality series. Cash paid for this acquisition was $77.2 million (which included $4.7 million for estimated working capital paid at closing), funded through available cash and borrowing under our revolving credit facility.

On January 2, 2019, we completed our acquisition of WTOL, the CBS affiliate in Toledo, OH, and KWES, the NBC affiliate in
Midland-Odessa, TX from Gray Television, Inc. (collectively the Gray Stations). The final purchase price was $109.9 million, which includes working capital of approximately $4.9 million. The transaction was funded through available cash and borrowing under our revolving credit facility. WTOL and KWES are strong local media brands in key markets, and they further expand our station portfolio of top 4 affiliates.

We refer to these four acquisitions collectively as the “Recent Acquisitions”.

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
As discussed above, during 2019 we acquired multiple local television stations and multicast networks. These stations and multicast networks are collectively referred to as the “Recent Acquisitions” in the discussion that follows. The inclusion of the operating results from these Recent Acquisitions for the periods subsequent to their acquisition impacts the year-to-year comparability of our consolidated operating results and most significantly in the third quarter of 2019.

Our consolidated results of operations on a GAAP basis were as follows (in thousands, except per share amounts):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2019	2018	Change	2019	2018	Change

Revenues	$551,857	$538,976	2%	$1,605,542	$1,565,146	3%

Operating expenses:
Cost of revenues	306,474	271,156	13%	873,078	793,943	10%
Business units - Selling, general and administrative expenses	78,439	76,639	2%	223,845	229,193	(2%)
Corporate - General and administrative expenses	29,792	17,593	69%	60,363	41,522	45%
Depreciation	15,381	14,262	8%	44,831	41,594	8%
Amortization of intangible assets	15,018	8,047	87%	32,530	22,791	43%
Spectrum repacking reimbursements and other	(80)	(3,005)	(97%)	(11,399)	(9,331)	22%
Total operating expenses	$445,024	$384,692	16%	$1,223,248	$1,119,712	9%

Total operating income	$106,833	$154,284	(31%)	$382,294	$445,434	(14%)

Non-operating expenses	(53,408)	(47,669)	12%	(127,282)	(142,980)	(11%)
Provision for income taxes	5,079	13,789	(63%)	52,732	61,929	(15%)
Net income from continuing operations	$48,346	$92,826	(48%)	$202,280	$240,525	(16%)

Earnings from continuing operations per share - basic	$0.22	$0.43	(49%)	$0.93	$1.11	(16%)
Earnings from continuing operations per share - diluted	$0.22	$0.43	(49%)	$0.93	$1.11	(16%)

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

Our revenues and operating results are subject to seasonal fluctuations. Generally, our second and fourth quarter revenues and operating results are stronger than those we report for the first and third quarter. This is driven by the second quarter reflecting increased spring seasonal advertising, while the fourth quarter typically includes increased advertising related to the holiday season. In even years, our advertising revenue benefits significantly from the Olympics when carried on NBC, our largest network affiliation. To a lesser extent, the Super Bowl can influence our advertising results, the degree to which depending on which network broadcast’s the event. In addition, our revenue and operating results are subject to significant fluctuations across yearly periods resulting from political advertising. In even numbered years, political spending is usually significantly higher than in odd numbered years due to advertising for the local and national elections. Additionally, every four years, we typically experience even greater increases in political advertising in connection with the presidential election. The strong demand for advertising from political advertisers in these even years can result in the significant use of our available inventory (leading to a “crowd out” effect), which can diminish our AMS revenue from our non-political advertising customers in the even year of a two year election cycle, particularly in the fourth quarter of those years.

The following table summarizes the year-over-year changes in our revenue categories (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2019	2018	Change	2019	2018	Change

Advertising & Marketing Services	$297,333	$264,852	12%	$851,304	$829,638	3%
Subscription	240,735	207,463	16%	718,472	622,382	15%
Political	8,131	60,410	(87%)	14,064	93,725	(85%)
Other	5,658	6,251	(9%)	21,702	19,401	12%
Total revenues	$551,857	$538,976	2%	$1,605,542	$1,565,146	3%

Total revenues increased $12.9 million in the third quarter of 2019 compared to the same period in 2018. Our Recent Acquisitions contributed total revenues of $45.9 million in the third quarter of 2019. Excluding Recent Acquisitions, total revenues decreased $33.0 million. This decrease was primarily due to a $53.1 million reduction in political advertising, reflecting significantly fewer elections compared to 2018. This decrease was partially offset by an increase in subscription revenue of $19.1 million, primarily due to annual rate increases under existing retransmission agreements.

In the first nine months of 2019, revenues increased $40.4 million compared to the same period in 2018. Our Recent Acquisitions contributed total revenues of $65.3 million in the first nine months of 2019. Excluding our Recent Acquisitions, total revenues decreased $24.9 million. This decrease was primarily due to lower political revenue, which decreased $80.5 million. Also contributing to the overall revenue decrease was a decrease in AMS revenue of $21.1 million, primarily due to the absence of Winter Olympic and lower Super Bowl advertising. We estimate the incremental sports combined for approximately $16.0 million of added revenue in 2018. This decrease was partially offset by increased subscription revenue of $74.7 million in the first nine months of 2019 primarily due to annual rate increases under existing retransmission agreements.

Cost of Revenues

Cost of revenues increased $35.3 million in the third quarter of 2019 compared to the same period in 2018. Our Recent Acquisitions added cost of revenues of $24.7 million in the third quarter of 2019. Excluding Recent Acquisitions, cost of revenues increased $10.6 million. The increase was primarily due to a $14.0 million increase in programming costs, due to the growth in subscription revenues. Partially offsetting this increase was a reduction of $6.3 million of digital costs as a result of the reduction in force and rebranding of our digital business unit during the fourth quarter of 2018 (see Note 12).

In the first nine months of 2019, cost of revenues increased $79.1 million compared to the same period in 2018. Our Recent Acquisitions added cost of revenues of $35.8 million in the first nine months of 2019. Excluding Recent Acquisitions, cost of revenues increased $43.3 million. This increase was primarily due to a $46.3 million increase in programming costs, due to the growth in subscription revenues. Partially offsetting this increase was a reduction of $9.6 million of digital costs for the same reason noted above.

Business Units - Selling, General and Administrative Expenses

Business unit selling, general and administrative (SG&A) expenses increased $1.8 million in the third quarter of 2019 compared to the same period in 2018. Our Recent Acquisitions added business unit SG&A expenses of $6.8 million in the third quarter of 2019. Excluding Recent Acquisitions, SG&A expenses decreased $5.0 million. The decrease was primarily due to $2.4 million of lower severance, legal, and professional costs.

In the first nine months of 2019, business unit SG&A expenses decreased $5.3 million compared to the same period in 2018. Our Recent Acquisitions added business unit SG&A expenses of $9.8 million. Excluding the Recent Acquisitions, SG&A expenses decreased $15.1 million. The decrease was primarily the result of a $8.4 million net decrease mostly driven by the decrease of legal and professional costs.

Corporate General and Administrative Expenses

Our corporate costs are separated from our business expenses and are recorded as general and administrative expenses in our Consolidated Statement of Income. This category primarily consists of broad corporate management functions including Legal, Human Resources, and Finance, as well as activities and costs not directly attributable to the operations of our media business. In addition, beginning in the first quarter of 2019, we now record acquisition-related costs within our Corporate operating expense due to their recurring nature. Prior to the first quarter of 2019, such costs were recorded as other non-operating expense.

Corporate general and administrative expenses increased $12.2 million in the third quarter of 2019 compared to the same period in 2018. The increase was primarily driven by $20.0 million of acquisition-related costs associated with the Recent Acquisitions and strategic initiatives. Partially offsetting this increase was the absence of $5.5 million of severance expense incurred in third quarter of 2018.

In the first nine months of 2019, corporate general and administrative expenses increased $18.8 million compared to the same period in 2018. The increase was primarily due to $29.1 million in acquisition-related costs associated with Recent Acquisitions and strategic initiatives. Partially offsetting this increase was the absence of $5.3 million of severance expense incurred in third quarter of 2018.

Depreciation Expense

Depreciation expense increased by $1.1 million in the third quarter of 2019 compared to the same period in 2018. Our Recent Acquisitions added depreciation expense of $1.6 million. Excluding the impact of Recent Acquisitions, there was no material change in our depreciation expense.

In the first nine months of 2019, depreciation expense increased $3.2 million compared to the same period in 2018. Our Recent Acquisitions added depreciation expense of $2.6 million. Excluding the impact of Recent Acquisitions, there was no material change in our depreciation expense.

Amortization Expense

Amortization expense increased $7.0 million in the third quarter of 2019 compared to the same period in 2018. Our Recent Acquisitions added amortization expense of $7.3 million. Excluding the impact of Recent Acquisitions, there was no material change in our amortization expense.

In the first nine months of 2019, amortization expense increased $9.7 million as compared to the same periods in 2018. Our Recent Acquisitions added amortization expense of $9.4 million. Excluding the impact of Recent Acquisitions, there was no material change in our amortization expense in either period.

See Note 2 to the condensed consolidated financial statements for more information regarding our preliminary purchase accounting for the Recent Acquisitions.

Spectrum Repacking Reimbursements and Other

Spectrum repacking reimbursements and other was immaterial in the third quarter of 2019 compared to $3.0 million in the same period in 2018. The 2019 activity consists of $5.5 million of reimbursements received from the Federal Communications Commission (FCC) for required spectrum repacking. This gain was offset by a one-time contract termination and incremental transition costs of $5.5 million related to bringing our national sales organization in-house. The 2018 activity reflects reimbursements received from the FCC for required spectrum repacking.

In the first nine months of 2019, we recognized net gains of $11.4 million, compared to $9.3 million recognized in the same period in 2018. The 2019 net gains primarily consist of $14.0 million of reimbursements received from the FCC for required spectrum repacking and a gain of $2.9 million as a result of the sale of certain real estate. These gains were partially offset by $5.5 million in one-time contract termination and incremental transition costs discussed above. The 2018 net gains primarily consist of a gain recognized on the sale of real estate in Houston and gains due to reimbursements received from the FCC for required spectrum repacking.

Operating Income

Our operating income decreased $47.5 million in the third quarter of 2019 compared to the same period in 2018. Results from our Recent Acquisitions added operating income of $5.5 million in the third quarter of 2019. Excluding the 2019 acquisitions, operating income decreased $53.0 million in the third quarter of 2019 compared to the same period in 2018. The decrease was driven by the changes in revenue and expenses discussed above, most notably the decline of high margin political advertising.

Our operating income decreased $63.1 million in the first nine months of 2019 compared to the same period in 2018. Our Recent Acquisitions added operating income of $7.7 million in the first nine months of 2019. Excluding the Recent Acquisitions, total operating income decreased $70.8 million in the first nine months compared to the same period. The decrease was driven by the changes in revenue and expenses discussed above, most notably the decline of high margin political advertising, as well as the absence of Winter Olympic and lower Super Bowl advertising.

Non-Operating Expenses

Non-operating expenses increased $5.7 million in the third quarter of 2019 compared to the same period in 2018. This increase was primarily due to a $4.2 million increase in interest expense that was driven by higher average outstanding debt (driven by Recent Acquisitions). Total average outstanding debt was $3.38 billion for the third quarter of 2019, compared to $3.08 billion in the same period of 2018. The weighted average interest rate on total outstanding debt was 5.91% for the third quarter of 2019, compared to 5.89% in the same period of 2018.

In the first nine months of 2019, non-operating expenses decreased $15.7 million compared to the same period in
2018. This decrease was primarily due to the absence of $13.2 million acquisition-related costs which were classified as non-operating in 2018 but are now classified as a corporate operating cost, and a $7.3 million gain recognized as a result of a gain from the acquisition of Justice and Quest multicast networks recognized in the second quarter of 2019. Partially offsetting this decrease was a decrease in equity income of $4.2 million. Interest expense was approximately $145.0 million in each period. The average debt outstanding was $3.08 billion for the first nine months of 2019, compared to $3.13 billion in the same period of 2018. The weighted average interest rate on total outstanding debt was 6.00% for the first nine months of 2019, compared to 5.87% in the same period of 2018.

Income Tax Expense

Income tax expense decreased $8.7 million in the third quarter of 2019 compared to the same period in 2018 and decreased $9.2 million in the first nine months of 2019 compared to the same period in 2018. The decreases were primarily due to decreases in net income before tax. Our effective income tax rate was 9.5% for the third quarter of 2019, compared to 12.9% for the third quarter of 2018. The tax rate for the third quarter of 2019 is lower than the comparable rate in 2018 primarily as a result of the release of certain tax reserves due to a state audit settlement and the expiration of a statute of limitations. In addition, we realized discrete tax benefits related to one of the Recent Acquisitions and a previously-disposed business. Our effective income tax rate was 20.7% for the first nine months of 2019, which is comparable to the effective tax rate of 20.5% for the same period of 2018.

Net Income

Income from continuing operations was $48.3 million, or $0.22 per diluted share, in the third quarter of 2019 compared to $92.8 million, or $0.43 per diluted share, during the same period in 2018. For the first nine months of 2019, we reported net income from continuing operations of $202.3 million, or $0.93 per diluted share, compared to $240.5 million, or $1.11 per diluted share, for the same period in 2018. Both income and earnings per share were affected by the factors discussed above.

The weighted average number of diluted common shares outstanding in the third quarter of 2019 and 2018 was 218.3 million and 216.3 million, respectively. The weighted average number of diluted shares outstanding in the first nine months of 2019 and 2018 was 217.8 million and 216.6 million, respectively.
Results from Operations - Non-GAAP Information

Presentation of Non-GAAP information

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, the related GAAP measures, nor should they be considered superior to the related GAAP measures, and should be read together with financial information presented on a GAAP basis. Also, our non-GAAP measures may not be comparable to similarly titled measures of other companies.

Management and our Board of Directors use the non-GAAP financial measures for purposes of evaluating company performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses non-GAAP measures such as Adjusted EBITDA, non-GAAP net income, non-GAAP EPS, free cash flow and Adjusted revenues to evaluate management’s performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. We also believe these non-GAAP measures are frequently used by investors, securities analysts and other interested parties in their evaluation of our business and other companies in the broadcast industry.

We discuss in this Form 10-Q non-GAAP financial performance measures that exclude from our reported GAAP results the impact of “special items” consisting of spectrum repacking reimbursements and other, gains on sale of equity method investments, acquisition-related costs, severance costs and certain non-operating expenses (TEGNA foundation donation and pension payment timing related charges). In addition, we have income tax special items associated with the tax impacts related to the Recent Acquisitions (including the 2018 acquisition of KFMB), adjustments related to previously-disposed businesses, and adjustments related to provisional tax impacts of tax reform.

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

We discuss Adjusted EBITDA (with and without corporate expenses), a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. We define Adjusted EBITDA as net income before (1) interest expense, (2) income taxes, (3) equity income (loss) in unconsolidated investments, net, (4) other non-operating items, net, (5) severance expense, (6) acquisition-related costs, (7) spectrum repacking reimbursements and other, (8) depreciation and (9) amortization. We believe these adjustments facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property/equipment (and related depreciation expense). The most directly comparable GAAP financial measure to Adjusted EBITDA is Net income. Users should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternate to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for management’s discretionary expenditures, as this measure does not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments and other debt service requirements.

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

We also discuss free cash flow, a non-GAAP performance measure. Beginning in the first quarter of 2019 we began using a new methodology to compute free cash flow. The change in methodology was determined to be preferable as it better reflects how the Board of Directors reviews the performance of the business and it more closely aligns to how other companies in the broadcast industry calculate this non-GAAP performance metric. The most directly comparable GAAP financial measure to free cash flow is Net income from continuing operations. Free cash flow is now calculated as non-GAAP Adjusted EBITDA (as defined above), further adjusted by adding back (1) stock-based compensation, (2) non-cash 401(k) company match, (3) syndicated programming amortization, (4) pension reimbursements, (5) dividends received from equity method investments and (6) reimbursements from spectrum repacking. This is further adjusted by deducting payments made for (1) syndicated programming, (2) pension, (3) interest, (4) taxes (net of refunds) and (5) purchases of property and equipment. Like Adjusted EBITDA, free cash flow is not intended to be a measure of cash flow available for management’s discretionary use.

Discussion of Special Charges Affecting Reported Results

Our results included the following items we consider “special items” that while at times recurring, can vary significantly from period to period:

Quarter and first nine months ended September 30, 2019:

•	Severance expense which include payroll and related benefit costs at our stations and corporate headquarters;

•	Acquisition-related costs associated with business acquisitions;

•
Spectrum repacking reimbursements and other consisting of a gain recognized on the sale of real estate, gains due to reimbursements from the FCC for required spectrum repacking, and a one-time contract termination and incremental transition costs related to bringing our national sales organization in-house;

•	Gains recognized in our equity income in unconsolidated investments as a result of the sale of two investments;

•	Other non-operating item related to gains from equity method investments and a charitable donation made to the TEGNA Foundation; and

•	Realization of discrete tax benefits related to one of the Recent Acquisitions and a previously-disposed business.

Quarter and first nine months ended September 30, 2018:

•	Severance expense which include payroll and related benefit costs due to restructuring at our DMS business and at our corporate headquarters;

•
Spectrum repacking reimbursements and other primarily consists of a gain recognized on the sale of real estate in Houston and gains due to reimbursements from the FCC for required spectrum repacking. These gains are partially offset by an early lease termination payment;

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
sale of their EMSI business; and

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

Reconciliations of certain line items impacted by special items to the most directly comparable financial measure calculated and presented in accordance with GAAP on our Consolidated Statements of Income follow (in thousands, except per share amounts):

		Special Items
Quarter ended September 30, 2019	GAAP measure	Acquisition-related costs	Spectrum repacking reimbursements and other	Special tax benefits	Non-GAAP measure

Corporate - General and administrative expenses	$29,792	$(19,973)	$—	$—	$9,819
Spectrum repacking reimbursements and other	(80)	—	80	—	—
Operating expenses	445,024	(19,973)	80	—	425,131
Operating income	106,833	19,973	(80)	—	126,726
Total non-operating expense	(53,408)	—	—	—	(53,408)
Income before income taxes	53,425	19,973	(80)	—	73,318
Provision for income taxes	5,079	3,889	(3)	5,992	14,957
Net income from continuing operations	48,346	16,084	(77)	(5,992)	58,361
Net income from continuing operations per share-diluted (a)	$0.22	$0.07	$—	$(0.03)	$0.27

(a) Per share amounts do not sum due to rounding.

		Special Items
Quarter ended September 30, 2018	GAAP measure	Severance expense	Spectrum repacking reimbursements and other	Pension payment timing related charge	Special tax benefits	Non-GAAP measure

Cost of revenues	$306,474	$(931)	$—	$—	$—	$305,543
Business units - Selling, general and administrative expenses	78,439	(875)	—	—	—	77,564
Corporate - General and administrative expenses	17,593	(5,481)	—	—	—	12,112
Spectrum repacking reimbursements and other	(3,005)	—	3,005	—	—	—
Operating expenses	384,692	(7,287)	3,005	—	—	380,410
Operating income	154,284	7,287	(3,005)	—	—	158,566
Other non-operating items, net	(214)	—	—	1,198	—	984
Total non-operating expense	(47,669)	—	—	1,198	—	(46,471)
Income before income taxes	106,615	7,287	(3,005)	1,198	—	112,095
Provision for income taxes	13,789	1,714	(800)	301	9,657	24,661
Net income from continuing operations	92,826	5,573	(2,205)	897	(9,657)	87,434
Net income from continuing operations per share-diluted (a)	$0.43	$0.03	$(0.01)	$—	$(0.04)	$0.40

(a) Per share amounts do not sum due to rounding.

		Special Items
Nine months ended September 30, 2019	GAAP measure	Severance expense	Acquisition-related costs	Spectrum repacking reimbursements and other	Gains on equity method investments	Other non-operating items	Special tax benefits	Non-GAAP measure

Cost of revenues	$873,078	$(875)	$—	$—	$—	$—	$—	$872,203
Business units - Selling, general and administrative expenses	223,845	(376)	—	—	—	—	—	223,469
Corporate - General and administrative expenses	60,363	(201)	(29,092)	—	—	—	—	31,070
Spectrum repacking reimbursements and other	(11,399)	—	—	11,399	—	—	—	—
Operating expenses	1,223,248	(1,452)	(29,092)	11,399	—	—	—	1,204,103
Operating income	382,294	1,452	29,092	(11,399)	—	—	—	401,439
Equity income in unconsolidated investments, net	10,922	—	—	—	(13,126)	—	—	(2,204)
Other non-operating items, net	6,962	—	—	—	—	(6,285)	—	677
Total non-operating expense	(127,282)	—	—	—	(13,126)	(6,285)	—	(146,693)
Income before income taxes	255,012	1,452	29,092	(11,399)	(13,126)	(6,285)	—	254,746
Provision for income taxes	52,732	359	5,931	(2,850)	(3,169)	(1,574)	5,992	57,421
Net income from continuing operations	202,280	1,093	23,161	(8,549)	(9,957)	(4,711)	(5,992)	197,325
Net income from continuing operations per share-diluted	$0.93	$0.01	$0.11	$(0.04)	$(0.05)	$(0.02)	$(0.03)	$0.91

		Special Items
Nine months ended September 30, 2018	GAAP measure	Severance expense	Spectrum repacking reimbursements and other	Gain on equity method investment	Other non-operating items	Pension payment timing related charges	Special tax benefits	Non-GAAP measure

Cost of revenues	$873,078	$(931)	$—	$—	$—	$—	$—	$872,147
Business units - Selling, general and administrative expenses	223,845	(875)	—	—	—	—	—	222,970
Corporate - General and administrative expenses	41,522	(5,481)	—	—	—	—	—	36,041
Spectrum repacking reimbursements and other	(9,331)	—	9,331	—	—	—	—	—
Operating expenses	1,119,712	(7,287)	9,331	—	—	—	—	1,121,756
Operating income	445,434	7,287	(9,331)	—	—	—	—	443,390
Equity income (loss) in unconsolidated investments, net	15,080	—	—	(16,758)	—	—		(1,678)
Other non-operating items	(13,005)	—	—	—	15,184	7,498		9,677
Total non-operating expense	(142,980)	—	—	(16,758)	15,184	7,498	—	(137,056)
Income before income taxes	302,454	7,287	(9,331)	(16,758)	15,184	7,498	—	306,334
Provision for income taxes	61,929	1,714	(798)	(4,216)	2,178	1,909	7,007	69,723
Net income from continuing operations	240,525	5,573	(8,533)	(12,542)	13,006	5,589	(7,007)	236,611
Net income from continuing operations per share-diluted (a)	$1.11	$0.03	$(0.04)	$(0.06)	$0.06	$0.03	$(0.03)	$1.09

(a) Per share amounts do not sum due to rounding.

Adjusted Revenues

Reconciliations of adjusted revenues to our revenues presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2019	2018	Change	2019	2018	Change

Advertising & Marketing Services	$297,333	$264,852	12%	$851,304	$829,638	3%
Subscription	240,735	207,463	16%	718,472	622,382	15%
Political	8,131	60,410	(87%)	14,064	93,725	(85%)
Other	5,658	6,251	(9%)	21,702	19,401	12%
Total revenues (GAAP basis)	$551,857	$538,976	2%	$1,605,542	$1,565,146	3%
Factors impacting comparisons:
Estimated net incremental Olympic and Super Bowl	$—	$—	***	$(8,000)	$(24,000)	(67%)
Political	(8,131)	(60,410)	(87%)	(14,064)	(93,725)	(85%)
Total company adjusted revenues (non-GAAP basis)	$543,726	$478,566	14%	$1,583,478	$1,447,421	9%

*** Not meaningful

Excluding the impacts of estimated net incremental Olympic and Super Bowl and Political advertising revenue, total company adjusted revenues on a comparable basis increased $65.2 million in the third quarter 2019 and $136.1 million in the first nine months of 2019 compared to the same periods in 2018. This increase was primarily attributable to the Recent Acquisitions and increases in subscription revenue.

Adjusted EBITDA - Non-GAAP

Reconciliations of Adjusted EBITDA to net income presented in accordance with GAAP on our Consolidated Statements of Income are presented below (in thousands):

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
	2019	2018	Change	2019	2018	Change

Net income from continuing operations (GAAP basis)	$48,346	$92,826	(48%)	$202,280	$240,525	(16%)
Plus: Provision for income taxes	5,079	13,789	(63%)	52,732	61,929	(15%)
Plus: Interest expense	52,454	48,226	9%	145,166	145,055	—%
Plus (Less): Equity loss (income) in unconsolidated investments, net	491	(771)	***	(10,922)	(15,080)	(28%)
Plus: Other non-operating items, net	463	214	***	(6,962)	13,005	***
Operating income (GAAP basis)	106,833	154,284	(31%)	382,294	445,434	(14%)
Plus: Severance expense	—	7,287	***	1,452	7,287	(80%)
Plus: Acquisition-related costs	19,973	—	***	29,092	—	***
Less: Spectrum repacking reimbursements and other	(80)	(3,005)	(97%)	(11,399)	(9,331)	22%
Adjusted operating income (non-GAAP basis)	126,726	158,566	(20%)	401,439	443,390	(9%)
Plus: Depreciation	15,381	14,262	8%	44,831	41,594	8%
Plus: Amortization of intangible assets	15,018	8,047	87%	32,530	22,791	43%
Adjusted EBITDA (non-GAAP basis)	157,125	180,875	(13%)	478,800	507,775	(6%)
Corporate - General and administrative expense (non-GAAP basis)	9,819	12,112	(19%)	31,070	36,041	(14%)
Adjusted EBITDA, excluding Corporate (non-GAAP basis)	$166,944	$192,987	(13%)	$509,870	$543,816	(6%)

*** Not meaningful

In the third quarter of 2019 Adjusted EBITDA margin was 30% without corporate expense or 28% with corporate expense. For the nine months ended September 30, 2019, Adjusted EBITDA margin was 32% without corporate expense or 30% with corporate expense.

Our total Adjusted EBITDA decreased $23.8 million in the third quarter of 2019 compared to 2018. Our Recent Acquisitions added Adjusted EBITDA of $14.4 million. Excluding Recent Acquisitions, Adjusted EBITDA was lower by $38.2 million. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections, most notably, the expected decline of political revenue.

For the first nine months of 2019, Adjusted EBITDA decreased $29.0 million primarily due to the same factors affecting the third quarter. Our Recent Acquisitions added Adjusted EBITDA of $19.7 million. Excluding Recent Acquisitions, Adjusted EBITDA was lower by $48.7 million. This decrease was primarily driven by the operational factors discussed above within the revenue and operating expense fluctuation explanation sections. most notably, the expected decline of political revenue and absence of revenue associated with the Winter Olympics.

Free Cash Flow Reconciliation

Our free cash flow, a non-GAAP performance measure, was $265.4 million in the first nine months of 2019 compared to $313.0 million for the same period in 2018.

Reconciliations from “Net income” to “Free cash flow” follow (in thousands):

	Nine months ended Sept. 30,
	2019	2018	Change

Net income from continuing operations (GAAP basis)	$202,280	$240,525	(16%)
Plus: Provision for income taxes	52,732	61,929	(15%)
Plus: Interest expense	145,166	145,055	—%
Plus: Acquisition-related costs	29,092	—	***
Plus: Depreciation	44,831	41,594	8%
Plus: Amortization	32,530	22,791	43%
Plus: Stock-based compensation	13,887	12,292	13%
Plus: Company stock 401(k) contribution	6,486	—	***
Plus: Syndicated programming amortization	42,510	40,235	6%
Plus: Pension reimbursements	—	29,240	***
Plus: Severance expense	1,452	7,287	(80%)
Plus: Cash dividend from equity investments for return on capital	751	11,295	(93%)
Plus: Cash reimbursements from spectrum repacking	13,975	5,057	***
(Less) Plus: Other non-operating items, net	(6,962)	13,005	***
Less: Tax payments, net of refunds	(73,457)	(51,325)	43%
Less: Spectrum repacking reimbursements and other	(11,399)	(9,331)	22%
Less: Equity income in unconsolidated investments, net	(10,922)	(15,080)	(28%)
Less: Syndicated programming payments	(40,038)	(40,523)	(1%)
Less: Pension contributions	(8,407)	(44,175)	(81%)
Less: Interest payments	(117,913)	(121,616)	(3%)
Less: Purchases of property and equipment	(51,231)	(35,281)	45%
Free cash flow (non-GAAP basis)	$265,363	$312,974	(15%)

*** Not meaningful

Liquidity, Capital Resources and Cash Flows

Our cash generation capability and financial condition, together with our significant borrowing capacity under our revolving credit agreement, are sufficient to fund our capital expenditures, interest expense, dividends, investments in strategic initiatives (including acquisitions) and other operating requirements. Over the longer term, we expect to continue to fund debt maturities, acquisitions and investments through a combination of cash flows from operations, borrowing under our revolving credit agreement and funds raised in the capital markets.

As of September 30, 2019, our total debt was $4.18 billion, cash and cash equivalents totaled $9.2 million, and we had unused borrowing capacity of $1.22 billion under our revolving credit facility. As of September 30, 2019, approximately $3.79 billion, or 90%, of our debt has a fixed interest rate.

Our operations have historically generated strong positive cash flow which, along with availability under our existing revolving credit facility and the ability to raise funds in capital markets, provides adequate liquidity to invest in organic and strategic growth opportunities, as well as acquisitions such as our Recent Acquisitions of the Gray Stations, Justice/Quest multicast networks, Dispatch Stations and Nexstar Stations. Our financial and operating performance, as well as our ability to generate sufficient cash flow to maintain compliance with credit facility covenants, are subject to certain risk factors; see Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K for further discussion.

On August 15, 2019, we entered into an amendment of our Amended and Restated Competitive Advance and Revolving Credit Agreement. Under the amended terms, the $1.51 billion of revolving credit commitments and letter of credit commitments have been extended until August 15, 2024. The amendment increased our permitted total leverage ratio as follows:

Period	Leverage Ratio
July 1, 2019 - September 30, 2020	5.50 to 1.00
October 1, 2020 - March 31, 2021	5.25 to 1.00
April 1, 2021 - September 30, 2021	5.00 to 1.00
October 1, 2021 - September 30, 2022	4.75 to 1.00
October 1, 2022 and thereafter	4.50 to 1.00

The amendment also increases the amount of unrestricted cash that we are allowed to offset debt by in our leverage ratio calculation to $500.0 million.

On September 13, 2019, we completed a private placement offering of $1.1 billion aggregate principal amount of unsecured notes bearing an interest rate of 5.00% which are due in September 2029. The net proceeds of $1.08 billion were used to finance the acquisition of the Nexstar Stations and to pay down borrowing under the revolving credit agreement.

On October 15, 2019 we repaid the remaining $320.0 million of our unsecured notes bearing fixed rate interest at 5.125% which had become due. Additionally, on October 18, 2019 we repaid $290.0 million of our $600.0 million unsecured notes bearing fixed interest at 5.125% which are due in July 2020. Both repayments were made by utilizing our revolving credit facility, which had an unused borrowing capacity of $615.0 million following these repayments.

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300 million of our common stock over three years. During the first nine month of 2019, given acquisition investment opportunities, no shares were repurchased and as of September 30, 2019, approximately $279.1 million remained under this program. As a result of our Recent Acquisitions, we have suspended share repurchases under this program.

Cash Flows

The following table provides a summary of our cash flow information followed by a discussion of the key elements of our cash flow (in thousands):

	Nine months ended Sept. 30,
	2019	2018

Balance of cash, cash equivalents and restricted cash beginning of the period	$135,862	$128,041

Operating activities:
Net income	202,280	244,850
Depreciation, amortization and other non-cash adjustments	75,084	54,606
Pension contributions, net of expense	(5,543)	(39,932)
Other, net	(57,236)	73,136
Cash flow from operating activities	214,585	332,660
Investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,507,483)	(328,433)
All other investing activities	(15,544)	(23,974)
Cash flow used for investing activities	(1,523,027)	(352,407)

Cash flow provided by (used for) financing activities	1,181,774	(84,528)
Decrease in cash, cash equivalents and restricted cash	(126,668)	(104,275)

Balance of cash, cash equivalents and restricted cash end of the period	$9,194	$23,766

Operating Activities - Cash flow from operating activities was $214.6 million for the nine months ended September 30, 2019, compared to $332.7 million for the same period in 2018. The $118.1 million net decrease in cash flow from operating activities was primarily due to a decrease in political revenue, for which customers pre-pay, the absence of the Olympics in 2018 and lower Super Bowl related revenue, and a decline in certain payables and accruals (due to refunds paid to certain Premion customers and the payment of legal fees related to the DOJ matter described in Note 12 of the condensed consolidated financial statements). Also contributing to the decline was an increase in tax payments of $22.1 million. These amounts were partially offset by a decline in pension payments of $35.6 million.

Investing Activities - Cash flow used for investing activities was $1.52 billion for the nine months ended September 30, 2019, compared to $352.4 million for the same period 2018. The increase of $1,170.6 million was primarily due an increase in the amount of cash used for Recent Acquisitions. In 2019, we used $1,507.5 million for the acquisition of Gray Stations, Justice/Quest multicast networks, Dispatch and Nexstar stations as compared to the 2018 acquisition of KFMB for $328.4 million.

Financing Activities - Cash flow provided by financing activities was $1.18 billion for the nine months ended September 30, 2019, compared to cash flow used for financing activities of $84.5 million for the same period in 2018. The change was primarily due to the issuance of $1.1 billion of Senior Notes in 2019 and the activity on our revolving credit facility. In the first nine months of 2019 we had net borrowings of $223.0 million on the revolver as compared to the same period in 2018 when we had net borrowings of $72.0 million. The borrowings in 2019 were primarily used to finance the Recent Acquisitions while the 2018 borrowings were primarily used to finance the acquisition of KFMB.
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

As of September 30, 2019, approximately $3.79 billion of our debt has a fixed interest rate (which represents approximately 90% of our total principal debt obligation). Our remaining debt obligation of $423 million has floating interest rates. These obligations fluctuate with market interest rates. By way of comparison, a 50 basis points increase or decrease in the average interest rate for these obligations would result in a change in annual interest expense of approximately $2.1 million. The fair value of our total debt, based on bid and ask quotes for the related debt, totaled $4.32 billion as of September 30, 2019 and $2.96 billion as of December 31, 2018.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2019, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

On September 19, 2019 we completed our acquisition from Nexstar Media Group of 11 local television stations in eight markets (the Nexstar Stations). In addition, on August 8, 2019 we completed our acquisition of Dispatch Broadcast Group’s two top-rated television stations and two radio stations (the Dispatch Stations). On June 18, 2019, we completed the acquisition of the remaining approximately 85% interest that we did not previously own in the multicast networks Justice Network and Quest (the Justice and Quest Networks) from Cooper Media. See Note 2 to the condensed consolidated financial statements for additional information on these three acquisitions. On a combined basis, the Nexstar Stations, Dispatch Stations and Justice and Quest Networks constitute approximately 23% of the Company’s total assets, 3% of total liabilities, and less than 7% of revenues for the three and nine months ended September 30, 2019.

We are in the process of evaluating the existing controls and procedures of these acquired businesses and integrating the acquired businesses into our system of internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded from the above assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of these acquired businesses that are subsumed by internal control over financial reporting.

Other than the implementation of controls at the acquired Nexstar and Dispatch Stations and Justice and Quest Networks businesses, there have been no material changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12 to the condensed consolidated financial statements for information regarding our legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $300.0 million of our common stock over three years. During the third quarter of 2019, no shares were repurchased and as of September 30, 2019, approximately $279.1 million remained under this program. As a result of our Recent Acquisitions, we have suspended share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Location

3-1	Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 10-Q for the fiscal quarter ended April 1, 2007.

3-1-1	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on May 1, 2015.

3-1-2	Amendment to Third Restated Certificate of Incorporation of TEGNA Inc.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 2, 2015.

3-2	By-laws, as amended through July 24, 2018.	Incorporated by reference to Exhibit 3-1 to TEGNA Inc.’s Form 8-K filed on July 27, 2018.

4-1	Thirteenth Supplemental Indenture, dated as of September 13, 2019, between TEGNA Inc. and U.S. Bank National Association, as Trustee.	Attached.

10-1
Twelfth Amendment, dated as of August 15, 2019, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of December 13, 2004 and effective as of January 5, 2015, as amended and restated as of August 5, 2013, as further amended as of June 29, 2015, as further amended as of August 1, 2017, and as further amended as of June 21, 2018, among TEGNA Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the several banks and other financial institutions from time to time parties thereto.
Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Attached.

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

Date: November 7, 2019	TEGNA INC.

/s/ Clifton A. McClelland III
Clifton A. McClelland III
Senior Vice President and Controller
(on behalf of Registrant and as Chief Accounting Officer)